Form 10-Q
period 1993-12-31
BRT REALTY TRUST
filed 1994-02-14
CIK 14846

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549
                                     FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

             For the quarterly period ended December 31, 1993

                                    OR

        [ ] Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                       Commission File Number 1-7172


                                BRT REALTY TRUST
          (Exact name of registrant as specified in its charter)


Massachusetts                                     13-2755856
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

60 Cutter Mill Road, Great Neck, New York                11021
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:(516) 466-3100

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,346,624 Shares of Beneficial Interest,
                 $3 par value, and 1,030,000 shares of Series A cumulative convertible preferred stock, $1 par value outstanding on February 8, 1994

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                          Yes __X___      No______

                      Part 1 - FINANCIAL INFORMATION

Item 1.Financial Statements

                      BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (In Thousands Except For Per Share Data)

                                             Dec. 31,    Sept 30,
                                              1993         1993
                                             _______      _______
                                           (Unaudited)  (Audited)
Assets:
  Real estate loans - Note 3:
    Earning interest,
      less unearned income of
      $584 and $589                            $ 87,991  $ 95,353
    Not earning interest                          8,067    26,750
                                               ________   _______
                                                 96,058   122,103
    Less allowance for possible losses           11,641    22,637
                                               ________   _______
                                                 84,417    99,466
  Real estate owned - Note 4:                  ________   _______
    Foreclosed properties held for sale,
      (except for $14,324 and $14,303 less
      accumulated depreciation of $219 and
      $146, which is held long term for
      the production of income)                  63,391    51,162
    Less valuation allowance                      1,979     3,229
                                               ________   _______

                                                 61,412    47,933
                                               ________   _______
  Cash and cash equivalents                       1,951     1,962
  Investments in U.S. Government obligations,
    at cost, which approximates market            6,517     7,094
  Restricted cash                                 1,586     1,709
  Interest receivable                               850       893
  Other assets                                    3,455     3,160
                                               ________   _______
         Total assets                          $160,188  $162,217
                                               ========  ========
/TABLE

[CAPTION]

Liabilities and Shareholders' Equity
Liabilities:
  Notes payable                                $ 90,620  $ 92,785
  Loans and mortgages payable, nonrecourse       10,415    10,308
  Accounts payable and accrued liabilities,
    including deposits of $2,362 and $2,331       4,053     3,935
                                               ________  ________
         Total Liabilities                      105,088   107,028

  Deferred revenues                                  70        90
  Shareholders' Equity - Note 2:
  Preferred shares - $1 par value:
    Authorized 10,000 shares,
    Issued - 1,030 shares                         1,030     1,030
  Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited
    Issued - 7,538 shares                        22,614    22,614
  Additional paid-in capital net of
    distributions of $4,495 and $4,428           84,387    84,454
  Accumulated deficit                           (50,666) (50,664)
                                                ________  _______

                                                 57,365    57,434
  Cost of 192 treasury shares                    (2,335)  (2,335)
                                                  ______  _______

    Total shareholders' equity                   55,030    55,099
                                                 _______  _______
    Total liabilities and shareholders' equity $160,188  $162,217
                                                 =======  =======


See Accompanying Notes to Consolidated Financial Statements.
/TABLE

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In Thousands)
                                       Three Months Ended
                                           December 31,
                                        __________________
                                           1993      1992
                                          ____      ____


Revenues:
  Interest and fees
    on real estate loans               $  2,127  $  3,279
  Operating income on real
    estate owned                          2,207       841
  Gain on sale of foreclosed
    properties held for sale                146       132
  Gain on sale of
    marketable securities                     -       115
  Other, primarily investment
    income                                   66        91
                                        _______   _______
         Total Revenues                   4,546     4,458

                                        ______    ______
Expenses:
  Interest-notes payable,
    loans payable and
    subordinated notes                    1,747     2,046
  Provision for possible
    loan losses                             438     1,500
  Advisor's fee                             288       344
  General and administrative                813       983
  Operating expenses relating
    to real estate owned
    including interest
    on mortgages                          1,138       540
  Depreciation and amortization             124        51
                                        _______   _______
         Total Expenses                   4,548     5,464
                                        _______   _______


  Net Loss                              $(    2) $ (1,006)

  Calculation of net loss applicable to
    common shareholders:
  Net Loss                              $(    2) $ (1,006)

  Less: distributions on preferred stock     67         -
                                         ______     _____
  Net loss applicable to common
    shareholders                        $(   69) ( $1,006)
                                         ======    ======
  Loss Per Share of
    Beneficial Interest - Note 2        $(  .01) $ (  .14)
                                         ======     =====
  Weighted average number of
    common shares outstanding         7,346,624  7,346,624
                                      =========  =========

                       STATEMENTS OF ACCUMULATED DEFICIT


Accumulated deficit,
 beginning of period                  $(50,664) $(46,596)
Net Loss                               (     2)  ( 1,006)
                                       ________  _______
Accumulated deficit,
 end of period                        $(50,666) $(47,602)
                                       =======   =======


See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)
                                           Three Months Ended
                                               December 31,
                                            __________________
                                            1993         1992
                                            ____         ____
Cash flow from operating activities:
 Net loss                                    $(    2)  $( 1,006)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Provision for possible loan losses          438      1,500
     Amortization and depreciation               124         51
     Gain on sale of foreclosed properties     ( 146)     ( 132)
     Gain on sale of marketable securities         -      ( 115)
     Capitalization of earned interest income
       to loan balance in accordance with
       agreements                              (   4)     (  24)
     Decrease in interest receivable              43        721
     Increase in accounts payable
       and accrued liabilities                    21        233
     Decrease in deferred revenues             (  20)     (  11)
     Decrease (increase) in rent and other
       receivables                             (  68)       280
     Decrease (increase) in escrow deposits    ( 170)       128
     Increase in deferred costs                    -      (  74)
     Other                                     ( 131)     ( 335)
                                              ______     ______
Net cash provided by operating activities         85      1,216
                                              ______     ______
Cash flows from investing activities:
  Collections from real estate loans           3,242     19,388
  Proceeds from participating lenders              -         19
  Additions to real estate loans              (  777)    (  411)
  Repayments to participating lenders         (  300)   (13,430)
  Net costs capitalized to real estate owned  (  363)    (  306)
  Proceeds from sale of real estate owned      1,272      1,654
  Increase in deposits payable                    31          1
  (Increase) decrease in investment in U.S.
    Government obligations                       577     (3,442)
  Sale of marketable securities                    -        345
  Other                                           23      (   1)
                                              ______     ______
Net cash provided by investing activities      3,705      3,817
                                               ______     ______
Cash flow from financing activities:
  Bank repayments                             (2,165)    (5,042)
  Payoff of loan payable                      (1,600)         -
  Decrease (increase) in restricted cash         123      (  34)
  Other                                       (  159)     (  37)
Net cash used in                              ______     ______
  financing activities                        (3,801)    (5,113)
                                               ______     _____
Net (decrease) in cash
  and cash equivalents                        (   11)     (  80)
Cash and cash equivalents at
  beginning of period                          1,962      2,884
Cash and cash equivalents at                  ______     ______
  end of period                              $ 1,951    $ 2,804
                                              ======     ======
Supplemental disclosure of cash
flow information:
  Cash paid during the period for
    interest expense                         $ 1,951    $ 1,690
                                              ======     ======
Supplemental schedule of noncash
   investing and financing activities:
  Transfer of nonearning real estate
    loans to foreclosed properties at
    fair market value, including
    in-substance foreclosures                $17,745    $ 2,618
  Nonrecourse mortgage obligations
    relating to property acquired
    through foreclosure, including
    in substance foreclosures                    609      1,005
  Transfer of third-party senior
    participating interest in a real
    estate loan to a mortgage payable
    upon acquisition of a property
    through foreclosure                        1,495          -
  Recognition of valuation allowance upon
    sale of real estate owned                  1,250          -
  Recognition of allowance for previously
    provided loan losses                      11,434      1,465
  Purchase money mortgages from sale of
    real estate owned                          3,191          -

See Accompanying Notes to Consolidated Financial Statements.
/TABLE

                       BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 1993 and for the three months ended December 31, 1993 and 1992 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three months ended
December 31, 1993 are not necessarily indicative of the results for the full year.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts of BRT Realty Trust, its wholly-owned subsidiaries, and its majority-owned or controlled real estate entities. Material intercompany items and transactions have been eliminated. Many of the wholly-owned subsidiaries were organized to take title to various properties acquired by BRT Realty Trust. BRT Realty Trust and its subsidiaries are hereinafter referred to as the "Trust".

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Trust's Annual Report on Form
10-K for the year ended September 30, 1993.

Note 2 - Per Share Data

Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each period, after giving effect to dividends relating to the Trust's preferred stock. The assumed exercise of outstanding share options, using the treasury stock method, is anti-dilutive for the primary earnings per share computation for the three months ended December 31, 1993 and 1992, respectively. The preferred stock is not considered a common stock equivalent for the purposes of computing primary earnings per share.

Fully diluted earnings per share of beneficial interest amounts are based on an increased number of shares that would be outstanding assuming the exercise of common share options and the conversion of preferred stock to shares of beneficial interest at the period end market price. Since fully diluted earnings per share of beneficial interest amounts are not materially dilutive or are anti-dilutive, such amounts are not presented.

Note 3 - Real Estate Loans

If all loans classified as nonearning were earning interest at their contractual rates for the three month periods ended
December 31, 1993 and 1992, interest income would have increased by approximately $130,400 and $878,400, respectively.


Note 4 - Real Estate Owned

During the first quarter of the year ended September 30, 1994 ("Fiscal 1994"), the Trust acquired properties securing various real estate loans, which were made to various partnerships and corporate entities with a common principal, through either foreclosure or, deed-in-lieu of foreclosure. These properties were recorded at their aggregate estimated fair value at the time of foreclosure or deed-in-lieu of foreclosure of approximately $16,896,000 (which includes nonrecourse mortgages payable of approximately $2,104,000). The properties acquired consisted of one shopping center located in Dover, Delaware, two retail/ apartment buildings, three retail/office buildings, and land under two apartment buildings, all of which are located in New York, New York. Also during the quarter ended December 31, 1993, the Trust completed foreclosure of two more real estate loans secured by a retail/loft building and residential condominiums, located in New York, and New Jersey, respectively. These properties were recorded at their estimated fair value at the time of foreclosure of approximately $705,000 and $144,000, respectively.

During the first three months of the year ended September 30, 1994, the Trust consummated three sales of real estate owned, all of which resulted in a gain. The first was unsold shares and related proprietary leases in a cooperative apartment building located in Suffolk County, New York, in which the Trust had a net book value of approximately $2,897,000 (net of a valuation allowance of $1,250,000). The "cooperative apartments" were sold in bulk, to one purchaser for a net sales price of approximately $2,698,000, including a purchase money mortgage of $2,150,000. This property was subject to a nonrecourse loan payable of approximately $1,838,000, which was satisfied at closing at a discount of $238,000. This entire transaction resulted in a gain of approximately $39,000. The second was the sale of a retail/apartment building located in New York, New York, for a net sales price of approximately $1,336,000, including a purchase money mortgage of $950,000, resulting in a gain on sale of approximately $6,000. The final sale was the completion of the sales of individual cooperative apartments in an apartment building located in New York, New York, in which the Trust was the holder of unsold shares. The apartments were sold at a public auction, which resulted in an aggregate gain of approximately $101,000.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Trust was engaged in the business of making and participating in senior and junior real estate mortgage loans, secured by income producing property and to a lesser extent by unimproved real property. The Trust's investment policy emphasized short-term mortgage loans. Repayments of real estate loans in the amount of $27,505,000 are due during the twelve months ending December 31, 1994, including $18,627,000 which are due on demand. Although there has been some pick up in real estate lending by institutional lenders and in the market for real estate, it is still difficult to refinance existing mortgages or to sell properties and, accordingly, the Trust anticipates that a significant portion of loans maturing during the twelve months ending December 31, 1994, will be extended for a fixed term or on a month to month basis and that the percentage of outstanding loans which will be paid down and/or paid off over the next twelve months will be a small percentage of the total loan portfolio.

     Effective September 23, 1992 the Trust entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement") with five banks. The Restated Credit Agreement extends the maturity date of the loan to June 30, 1995, with the Trust having the right to extend for two additional one year terms, if it satisfies certain conditions, principally making certain mandatory payments and meeting certain ratios. As of February 8, 1994, the Trust has satisfied the June 30, 1994 mandatory prepayment requirement, as well as 61% of the mandatory prepayment due by June 30, 1995. The Restated Credit Agreement precludes the Trust from engaging in any lending activities except for taking back purchase money mortgages in connection with the sale of real estate.

     Under the Restated Credit Agreement, the Trust is required to apply 55% (increasing to 75% after June 30, 1994) of capital event proceeds (proceeds from the sale of real property and mortgages receivable and from pay downs or payoffs of real estate loans) to reduce the principal balance due to the banks and the balance of 45% (25% after June 30, 1994) is deposited in a cash collateral account maintained with the agent bank. The agent bank under the Restated Credit Agreement is required to disburse funds to the Trust from the cash collateral account upon requisition by the Trust, provided there is no monetary default under the Restated Credit Agreement. To the extent the cash collateral account exceeds $9,000,000 at the end of any month or $10,000,000 within a month, such excess is to be applied to reduce principal. To the extent the cash collateral account is reduced below $9,000,000, the Trust can utilize a portion of capital event proceeds and excess operating cash flow to build the account up to $9,000,000. The Restated Credit Agreement also requires a segregated interest reserve account as part of the $9,000,000 cash collateral account, amounting to three months interest payments ($1,586,000 at December 31, 1993). In addition, the Trust maintains its own operating accounts, into which all operating revenues are deposited and from which all operating expenses are paid and to the extent the operating accounts exceed $500,000 at the end of any month, the excess is deposited into the cash collateral account.

     The Trust intends to satisfy its short term liquidity needs from cash flow generated from interest on outstanding real estate loans, net cash flow generated from the operation of properties (all of which were acquired as a result of foreclosure, deed in lieu of foreclosure, or a confirmed plan of reorganization) and from the funds in the cash collateral account. In the opinion of Management, the Restated Credit Agreement by its terms, and the mechanics of the cash collateral account, provide adequate funds for the Trust to operate its business, in the ordinary course, to protect its receivables and to operate its real estate (which includes making necessary capital improvements), and sufficient time to dispose of assets and apply the net proceeds therefrom to reduce the amounts outstanding under the Restated Credit Agreement.

     The Trust's net cash provided by operating activities decreased by $1,131,000 for the three months ended December 31, 1993 to $85,000 from $1,216,000 for the three months ended December 31, 1992. This decrease was due to a combination of a decrease in receivables, primarily caused by the collection of deferred interest income upon payoff of a real estate loan during the quarter ended December 31, 1992, and an increase in real estate deposits during the first quarter of the year ended September 30, 1994. There was also a decrease in interest and fees on real estate loans of $1,152,000 from $3,279,000 for the quarter ended December 31, 1992 to $2,127,000 for the comparable quarter in Fiscal 1994. This decrease was due to a decrease in earning real estate loans, as a result of loan payoffs and properties securing real estate loans becoming real estate owned, and the receipt of past due and accumulated interest received upon refinancing by a borrower during the quarter ended December 31, 1992. The decrease in interest and fees on real estate loans was offset by an increase in net operating income from real estate owned and a reduction in interest expense on notes payable, loans payable and subordinated debt. Net operating income on real estate owned, (operating income on real estate owned less operating expenses relating to real estate owned including interest on mortgages) increased to $1,069,000 during the first quarter of Fiscal 1994 from $301,000 for the comparable three month period in the prior fiscal year. This increase is a result of an increase in real estate owned, before valuation allowance and depreciation, from $36,977,000 at December 31, 1992 to $63,610,000 at December 31, 1993. Interest expense decreased to $1,747,000 for the quarter ended December 31, 1993 from $2,046,000 for the quarter ended December 31, 1992. This reduction is due to a decrease in the average bank debt outstanding from $104,198,000 for the first quarter of the year ended September 30, 1993 ("Fiscal 1993") to $91,794,000 for the comparable period in Fiscal 1994, as well as the conversion of subordinated debt to Series A cumulative convertible preferred stock on September 14, 1993.

     The Trust's cash provided by investing activities decreased slightly by $112,000 to $3,705,000 for the quarter ended December 31, 1993 from $3,817,000 for the prior year comparable period. During the quarter ended December 31, 1993 collections from real estate loans (principal reductions) decreased to $2,942,000 (net of repayments to participating lenders of $300,000) from $5,958,000 (net of repayments to participating lenders of $13,430,000) for the three months ended December 31, 1992. The collections during the 1992 period was primarily a result of paydowns or repayments of real estate loans in the Texas marketplace. Proceeds from sale of real estate owned decreased from $1,654,000 for the first quarter of Fiscal 1993 to $1,272,000 for the comparable period in Fiscal 1994. During Fiscal 1994, the Trust took back purchase money mortgages in connection with the sale of real estate in the amount of $3,191,000. During the three months ended December 31, 1992, the Trust sold marketable securities for $345,000; there was no such transaction in the comparable period in Fiscal 1994.
As a result of funds received from paydowns or repayment of real estate loans, sale of real estate owned and marketable securities during the three months ended December 31, 1992, the Trust invested $3,442,000 of these funds in U.S. Government obligations with maturities of three months or more when purchased.

     The Trust's financing activities resulted in net cash used of $3,801,000 for the first quarter of Fiscal 1994. The additional cash provided by the investing activities of the Trust was used in part to reduce the bank debt outstanding to $90,620,000 at December 31, 1993, a reduction of $2,165,000 from
September 30, 1993. In addition, in conjunction with the sale of cooperative apartments in a cooperative apartment building located in Suffolk County, New York, a loan payable in the principal amount of $1,600,000 was satisfied.

Results of Operations

     The Trust's loan portfolio at December 31, 1993, before giving effect to the allowance for possible losses was $96,058,000 of which $8,067,000 (8% of total real estate loans) is categorized as nonearning, as compared to $122,103,000 at September 30, 1993, of which $26,750,000 (22% of total real estate loans) is categorized as nonearning. The $26,045,000 decrease in the loan portfolio is due to a combination of an increase in real estate owned as a result of either completion of foreclosure actions, and receipt of deeds in lieu of foreclosure, and a settlement with the holder of a first mortgage for $161,000, which represented the net book value on a real estate loan, on which the Trust had reserved approximately $10,000,000 in the quarter ended September 30, 1990.

     Real estate owned (prior to a valuation allowance of $1,979,000) increased to $63,391,000 at December 31, 1993 from
$51,162,000 (prior to a valuation allowance of $3,229,000) at September 30, 1993. The increase in real estate owned is primarily a result of real estate acquired by foreclosure or deed in lieu of foreclosure at the aggregate estimated fair value of approximately $17,745,000. This increase was offset in part by the sale of cooperative apartments and a retail/apartment building, with an aggregate cost basis of approximately $5,478,000 (prior to a valuation allowance of $1,250,000).

     Interest and fees on real estate loans decreased to $2,127,000 for the first quarter of Fiscal 1994, as compared to $3,279,000 for the quarter ended December 31, 1992. This decrease was due to a decrease in earning real estate loans to $87,991,000 at December 31, 1993 from $101,509,000 at December
31, 1992, as a result of loan payoffs and properties securing real estate loans becoming real estate owned, and the receipt of additional interest of $325,000 upon repayment of participating real estate loans secured by properties located in Texas, during the quarter ended December 31, 1992.

     Operating income on real estate owned increased during the three months ended December 31, 1993 by $1,366,000 to $2,207,000 from $841,000 for the comparable prior year three month period. This increase was a result of an increase in the number of properties acquired in foreclosure or deed in lieu of foreclosure.

     Gain on sale of foreclosed properties held for sale was $146,000 for the first quarter of Fiscal 1994. This gain was a result of three separate transactions. A bulk sale of cooperative apartment units in a residential apartment building located in Suffolk County, New York, a sale of a retail/apartment building, located in New York, New York; and the completion of sales of individual cooperative apartments in an apartment building located in New York, New York. During the quarter ended December 31, 1992, the gain on sale of foreclosed property held for sale was $132,000, which was a result of the sale of a shopping center in Dayton, Ohio.

     The three months ended December 31, 1992 includes a gain on the sale of marketable securities of $115,000. There was no comparable gain during the December 31, 1993 quarter.

     Other, primarily investment income, decreased by $25,000 for the first quarter of Fiscal 1994, as compared to the first quarter of Fiscal 1993. The decrease was due to a decrease in the average cash available to invest.

     Interest expense decreased for the three months ended
December 31, 1993 to $1,747,000 from $2,046,000 for the
comparable period in the prior fiscal year. This decrease was a result of a decrease in notes payable and subordinated notes.

     The expenses for the quarter ended December 31, 1993 include a provision for possible loan losses of $438,000, as compared to a provision of $1,500,000 in the comparable period in the prior fiscal year. The current year provision was a result of the termination of negotiations, in late January 1994, with the holder of the first mortgage on a real estate loan in which the Trust holds the junior position, for the Trust to purchase the first mortgage at a discount. The Trust therefore reserved its entire position in the said real estate loan.

     Advisor's fees decreased by $56,000 from $344,000 for the three months ended December 31, 1992 to $288,000 for the three months ended December 31, 1993. This decrease is a result of a combination of a decrease in invested assets the basis on which the advisory fee is calculated, as well as a decrease in the real estate loan portion with an increase in the real estate owned portion. A 1% fee is paid on real estate loans, as compared to a 1/2 of 1% fee on real estate owned.

     General and administrative expenses decreased by $170,000 for the three months ended December 31, 1993, as compared to the comparable period in the prior fiscal year. This reduction is primarily due to a reduction of professional fees as a result of the completion of many of the foreclosure actions and bankruptcy proceedings.

     Operating expenses relating to real estate owned increased by $598,000 to $1,138,000 for the quarter ended December 31, 1993 from $540,000 for the quarter ended December 31, 1992. This increase is a direct result of an increase in the number of properties acquired in foreclosure or deed in lieu of foreclosure.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter ended December 31, 1993.

                                   SIGNATURES
                                   __________



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BRT REALTY TRUST
                                            __________________
                                                  Registrant



2/11/94                             /s/ Israel Rosenzweig
_______                            ____________________________
Date                               Israel Rosenzweig, President



2/11/94                             /s/ David W. Kalish
_______                            _____________________________
Date                              David W. Kalish, Vice President
                                    and Chief Financial Officer