Form 10-Q
period 1994-03-31
BRT REALTY TRUST
filed 1994-05-11
CIK 14846

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549
                                     FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 1994

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

                    7,346,624 Shares of Beneficial Interest,
                 $3 par value, and 1,030,000 shares of Series A cumulative convertible preferred stock, $1 par value outstanding on May 9, 1994

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                          Yes __X___      No______

                     Part 1 - FINANCIAL INFORMATION

Item 1.Financial Statements

                      BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (In Thousands Except For Per Share Data)

                                            March 31,    Sept 30,
                                              1994         1993
                                             _______      _______
                                           (Unaudited)  (Audited)
Assets:
  Real estate loans - Note 3:
    Earning interest,
      less unearned income of
      $17 and $589                             $ 82,306  $ 95,353
    Not earning interest                          8,473    26,750
                                               ________   _______
                                                 90,779   122,103
    Less allowance for possible losses           12,593    22,637
                                               ________   _______
                                                 78,186    99,466
  Real estate owned - Note 4:                  ________   _______
    Foreclosed properties held for sale,
      (except for $14,324 and $14,303 less
      accumulated depreciation of $292 and
      $146, which is held long term for
      the production of income)                  63,047    51,162
    Less valuation allowance                      1,954     3,229
                                               ________   _______

                                                 61,093    47,933
                                               ________   _______
  Cash and cash equivalents                       1,770     1,962
  Investments in U.S. Government obligations,
    at cost, which approximates market            4,335     7,094
  Restricted cash                                 1,490     1,709
  Interest receivable                               810       893
  Other assets                                    3,095     3,160
                                               ________   _______
         Total assets                          $150,779  $162,217
                                               ========  ========
/TABLE

Liabilities and Shareholders' Equity
Liabilities:
  Notes payable                                $ 82,188  $ 92,785
  Loans and mortgages payable, nonrecourse        9,637    10,308
  Accounts payable and accrued liabilities,
    including deposits of $1,850 and $2,331       3,510     3,935
                                               ________  ________
         Total Liabilities                       95,335   107,028

  Deferred revenues                                  58        90
Shareholders' Equity - Note 2:
  Preferred shares - $1 par value:
    Authorized 10,000 shares,
    Issued - 1,030 shares                         1,030     1,030
  Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited
    Issued - 7,538 shares                        22,614    22,614
  Additional paid-in capital net of
    distributions of $4,563 and $4,428           84,319    84,454
  Accumulated deficit                           (50,242) (50,664)
                                                ________  _______

                                                 57,721    57,434
  Cost of 192 treasury shares of
    beneficial interest                          (2,335)  (2,335)
                                                 ______   _______

    Total shareholders' equity                   55,386    55,099
                                                _______   _______
    Total liabilities and shareholders' equity $150,779  $162,217
                                                =======   =======


See Accompanying Notes to Consolidated Financial Statements.

/TABLE

                     BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                              (In Thousands)

                         Three Months Ended      Six Months Ended
                               March 31,              March 31,
                            1994     1993          1994     1993
                         ________  ________    ________  ________
Revenues:

  Interest and fees
    on real estate loans $  2,717  $  3,857    $  4,844  $  7,136
  Operating income
    on real estate owned    2,808     1,054       5,015     1,895
  Gain on sale of fore-
    closed properties
    held for sale               5         -         151       132
  Gain on sale of
    marketable securities       -         -           -       115
  Other, primarily
    investment income         103        76         169       167
                            _____     _____       _____     _____

      Total Revenues        5,633     4,987      10,179     9,445
                            _____     _____       _____     _____
Expenses:
  Interest-notes payable,
    loans payable and
    subordinated notes      1,600     1,927       3,347     3,973
  Provision for possible
    loan losses               952         -       1,390     1,500
  Provision for valuation
    adjustment                  -     1,725           -     1,725
  Advisor's fee               272       335         560       679
  General and
    administrative            818       813       1,631     1,796
  Operating expenses
    relating to real
    estate owned including
    interest on mortgages   1,431       754       2,569     1,294
  Depreciation and
    amortization              136        51         260       102
                            _____     _____       _____     _____
      Total Expenses        5,209     5,605       9,757    11,069
                            _____     _____       _____     _____

  Net Income (Loss)        $  424    $ (618)     $  422  $(1,624)
                            =====     =====       =====     =====

  Calculation of net
    income (loss)
    applicable to
    common shareholders:
  Net Income (Loss)        $  424    $ (618)     $  422  $(1,624)

  Less: distribution on
    preferred stock            68         -         135         -
                            _____     _____       _____     _____
  Net Income (Loss)
    applicable to common
    shareholders           $  356    $ (618)     $  287  $(1,624)
                            =====     =====       =====     =====
  Income (Loss) Per Share
    of Beneficial Interest -
    Note 2                 $  .05    $ (.08)     $  .04  $  (.22)
                            =====     =====       =====     =====
  Weighted average number
    of common shares
    outstanding         7,346,624 7,346,624   7,346,624 7,346,624
                        ========= =========   ========= =========


                     STATEMENTS OF ACCUMULATED DEFICIT

Accumulated deficit,
  beginning of period    $(50,666) $(47,602)   $(50,664)$(46,596)
Net Income (Loss)             424      (618)        422   (1,624)
Accumulated deficit,      _______    ______      ______   ______
  end of period          $(50,242) $(48,220)   $(50,242)$(48,220)
                           ======    ======      ======   ======



See accompanying notes to consolidated financial statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)
                                            Six Months Ended
                                                 March 31,
                                            _________________
                                            1994         1993
                                            ____         ____
Cash flow from operating activities:
 Net income (loss)                           $    422  $( 1,624)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Provision for possible loan losses         1,390      1,500
     Provision for valuation adjustment             -      1,725
     Amortization and depreciation                260        102
     Recognition of discount upon
       premature payoff of real estate loan      (565)         -
     Gain on sale of foreclosed properties      ( 151)     ( 132)
     Gain on sale of marketable securities          -      ( 115)
     Capitalization of earned interest income
       to loan balance in accordance with
       agreements                               (  10)     (  24)
     Decrease in interest receivable               83        874
     (Decrease) increase in accounts payable
       and accrued liabilities                  (  11)       396
     (Decrease) increase in deferred revenues   (  32)        90
     (Increase) decrease in rent and other
       receivables                              ( 118)       226
     Decrease in escrow deposits                  343        842
     Increase in deferred costs                     -      (  74)
     Other                                      ( 273)     ( 194)
                                               ______     ______
Net cash provided by operating activities       1,338      3,592
                                               ______     ______
Cash flows from investing activities:
  Collections from real estate loans           14,558     24,318
  Proceeds from participating lenders               -        119
  Additions to real estate loans               (  846)    (1,550)
  Repayments to participating lenders          (5,460)   (13,483)
  Net costs capitalized to real estate owned   (  548)    (  708)
  Proceeds from sale of real estate owned       1,472      2,000
  Decrease in deposits payable                 (  481)    (  688)
  Decrease (increase) in investment in U.S.
    Government obligations                      2,759     (5,282)
  Sale of marketable securities                     -        345
  Other                                        (    1)    (   20)
                                               ______     ______
Net cash provided by investing activities      11,453      5,051
                                               ______     ______
Cash flow from financing activities:
  Bank repayments                             (10,597)   (10,000)
  Payoff of loan and mortgages payable        ( 2,185)         -
  Decrease in restricted cash                     219        150
  Other                                       (   420)   (    79)
                                               ______     ______
Net cash used in financing activities         (12,983)   ( 9,929)
                                               ______     ______
Net decrease in cash
  and cash equivalents                        (   192)   (1,286)
Cash and cash equivalents at
  beginning of period                           1,962     2,884
Cash and cash equivalents at                   ______    ______
  end of period                              $  1,770   $ 1,598
                                               ======    ======
/TABLE

                    BRT REALTY TRUST AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In Thousands)
                                            Six Months Ended
                                                 March 31,
                                            _________________
                                            1994         1993
                                            ____         ____
Supplemental disclosure of cash
flow information:
  Cash paid during the period for
    interest expense                         $  3,828   $ 3,761
                                               ======    ======
Supplemental schedule of noncash
   investing and financing activities:
  Transfer of nonearning real estate
    loans to foreclosed properties at
    fair market value, including
    in-substance foreclosures                $ 17,745   $ 2,618
  Nonrecourse mortgage obligations
    relating to property acquired
    through foreclosure, including
    in-substance foreclosures                     609     1,005
  Transfer of third-party senior
    participating interest in a real
    estate loan to a mortgage payable
    upon acquisition of a property
    through foreclosure                         1,495         -
  Recognition of valuation allowance upon
    sale of real estate owned                   1,275         -
  Recognition of allowance for previously
    provided loan losses                       11,434     1,465
  Purchase money mortgages from sale of
    real estate owned                           3,427       511

See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 1994 and for the three and six months ended March 31, 1994 and 1993 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and six months ended March 31, 1994 are not necessarily indicative of the results for the full year.

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

Note 2 - Per Share Data

Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each period, after giving effect to dividends relating to the Trust's preferred stock. The preferred stock, issued on September 14, 1993, is not considered a common stock equivalent for the purposes of computing primary earnings per share. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the six and three months ended March 31, 1994, and is anti-dilutive for the six and three months ended March 31, 1993.

Fully diluted earnings per share of beneficial interest amounts are based on an increased number of shares that would be outstanding assuming the exercise of common share options during each period, and additionally in 1994, the conversion of preferred stock to shares of beneficial interest at the period end market price. Since the fully dilutive earnings per share of beneficial interest amounts are not materially dilutive or are anti-dilutive, such amounts are not presented.

Note 3 - Real Estate Loans

If all loans classified as nonearning were earning interest at their contractual rates for the three and six month periods ended March 31, 1994 and 1993, interest income would have increased by approximately $229,000 and $347,000 in the respected periods in 1994, and $807,000 and $1,635,000 in the respective periods in 1993.


Note 4 - Real Estate Owned

During the quarter ended March 31, 1994, the Trust consummated the sale of unsold shares and related proprietary leases on rent stabilized and rent controlled units in a cooperative apartment building located in the Bronx, New York. The 36 "cooperative apartments" were sold for a net sales price of approximately $196,000, including a purchase money mortgage of $180,000. The net proceeds were used to reduce the existing basis in the asset. The Trust still holds 17 market "cooperative apartments" in said cooperative apartment building. Also during the three months ended March 31, 1994, the Trust sold a professional building located in Scarsdale, New York, for a net sales price of approximately $132,000, resulting in a gain on sale of approximately $5,000.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Trust was engaged in the business of making and participating in senior and junior real estate mortgage loans, secured by income producing property and to a lesser extent by unimproved real property. The Trust's investment policy emphasized short-term mortgage loans. Repayments of real estate loans in the amount of $32,246,000 are due during the twelve months ending March 31, 1995, including $11,415,000 which are due on demand. Over the past number of months, there has been some pick up in real estate lending by institutional lenders and an improvement in the market for real estate. However, it is still difficult to refinance existing mortgages and to sell properties. Accordingly, the Trust cannot project the principal amount of loans which will be paid down and/or paid off over the next twelve months. In appropriate circumstances, the Trust will extend a loan on a month to month or fixed term basis.

     Effective September 23, 1992 the Trust entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement") with five banks. The Restated Credit Agreement extends the maturity date of the loan to June 30, 1995, with the Trust having the right to extend for two additional one year terms, if it satisfies certain conditions, principally making certain mandatory payments and meeting certain ratios. As of May 9, 1994, the Trust has satisfied the June 30, 1994 mandatory prepayment requirement, and 62% of the mandatory prepayment due by June 30, 1995. The Restated Credit Agreement precludes the Trust from engaging in any lending activities except for taking back purchase money mortgages in connection with the sale of real estate.

     Under the Restated Credit Agreement, the Trust is required to apply 55% (increasing to 75% after June 30, 1994) of capital event proceeds (proceeds from the sale of real property and mortgages receivable and from pay downs or payoffs of real estate loans) to reduce the principal balance due to the banks and the balance of 45% (25% after June 30, 1994) is deposited in a cash collateral account maintained with the agent bank. The agent bank under the Restated Credit Agreement is required to disburse funds to the Trust from the cash collateral account upon requisition by the Trust, provided there is no monetary default under the Restated Credit Agreement. To the extent the cash collateral account exceeds $9,000,000 at the end of any month or $10,000,000 within a month, such excess is to be applied to reduce principal. To the extent the cash collateral account is reduced below $9,000,000, the Trust can utilize a portion of capital event proceeds and excess operating cash flow to build the account up to $9,000,000. The Restated Credit Agreement also requires a segregated interest reserve account as part of the $9,000,000 cash collateral account, amounting to three months interest payments ($1,490,000 at March 31, 1994). In addition, the Trust maintains its own operating accounts, into which all operating revenues are deposited and from which all operating expenses are paid and to the extent the operating accounts exceed $500,000 at the end of any month, the excess is deposited into the cash collateral account.

     During the six months ended March 31, 1994, the Trust had an increase in cash provided by investing activities, as a result of collections from real estate loans of $9,098,000 (net of repayments to participating lenders of $5,460,000) and proceeds from the sale of real estate owend of $1,472,000, net of purchase money mortgages of $3,427,000. The cash provided by investing activities was used in part to reduce the bank debt outstanding to $82,188,000 at March 31, 1994, a reduction of $10,597,000 from
September 30, 1993. The Trust also paid off loans and mortgages payable in the amount of $2,185,000, $1,600,000 of which was satisfied in conjunction with the sale of cooperative apartments in a garden apartment development, located in Suffolk County, New York.

     Cash and cash equivalents (including investments in U.S. Government obligations, at cost, which approximates market) decreased to $6,105,000 at March 31, 1994 from $9,056,000 at
September 30, 1993. This decrease of $2,951,000 was primarily a result of the voluntary principal prepayment made by the Trust to reduce its bank debt by an additional $3,500,000.

     The Trust intends to satisfy its short term liquidity needs from cash flow generated from interest on outstanding real estate loans, net cash flow generated from the operation of properties (all of which were acquired as a result of foreclosure, by deed in lieu of foreclosure, or pursuant to a confirmed plan of reorganization) and from the funds in the cash collateral account. In the opinion of Management, the Restated Credit Agreement, by its terms, and the mechanics of the cash collateral account, provide adequate funds for the Trust to operate its business, to protect its receivables and to operate its real estate (which includes making necessary capital improvements), and sufficient time to dispose of assets and apply the net proceeds therefrom to reduce the amounts outstanding under the Restated Credit Agreement.

Results of Operations

     The Trust's loan portfolio at March 31, 1994, before giving effect to the allowance for possible losses was $90,779,000, of which $8,473,000 (9% of total real estate loans) is categorized as nonearning, as compared to $122,103,000 at September 30, 1993, of which $26,750,000 (22% of total real estate loans) is categorized as nonearning. The $31,324,000 decrease in the loan portfolio is due to a combination of an increase in real estate owned as a result of completion of foreclosure actions and receipt of deeds in lieu of foreclosure, repayments of principal on real estate loans (net of repayments to participating lenders) and a settlement with the holder of a first mortgage for $161,000, which represented the net book value on a real estate loan on which the Trust had reserved approximately $10,000,000 in the quarter ended September 30, 1990.

     Real estate owned (prior to a valuation allowance of $1,954,000) increased to $63,047,000 at March 31, 1994 from
$51,162,000 (prior to a valuation allowance of $3,229,000) at September 30, 1993. The increase in real estate owned is primarily a result of real estate acquired by foreclosure or deed in lieu of foreclosure at the aggregate estimated fair value of approximately $17,745,000. This increase was offset in part by the sale of cooperative apartments, a retail/apartment building and a professional building, with an aggregate cost basis of approximately $5,628,000 (prior to a valuation allowance of $1,275,000).

     Interest and fees on real estate loans decreased for the six and three month periods ended March 31, 1994 to $4,844,000 and $2,717,000 from $7,136,000 and $3,857,000 for the comparable periods in the prior fiscal year. These decreases were a result of a number of events which occurred during the six and three months ended March 31, 1993, including receipt of past due and accumulated interest of $440,000 upon refinancing by a borrower, a collection of approximately $586,000 from court appointed receivers who operated properties securing certain loans, receipt of a $400,000 fee from a borrower as part of a workout and additional interest of $325,000 received upon repayment of two participating real estate loans secured by properties located in Texas. Interest and fees on real estate loans was also reduced in the 1994 periods as compared to the 1993 periods due to a decrease in earning real estate loans, as a result of loan payoffs and properties securing real estate loans becoming real estate owned. These decreases were offset in part during the current fiscal year by the recognition of an unamortized discount of $565,000 upon early payoff of a real estate loan, as well as the collection of approximately $197,000 from court appointed receivers who operated properties securing certain loans.

     Operating income on real estate owned increased during the first half of Fiscal 1994 by $3,120,000 to $5,015,000 from $1,895,000 for the first half of Fiscal 1993. There was also an increase during the quarter ended March 31, 1994 to $2,808,000 from $1,054,000 for the prior comparable period, an increase of $1,754,000. These increases were a result of an increase in the number of properties acquired in foreclosure or by deed in lieu of foreclosure.

     Gain on sale of foreclosed properties held for sale was $151,000 for the first half of Fiscal 1994. This gain was a result of four separate transactions; sale of 201 cooperative apartment units in a residential apartment building located in Suffolk County, New York, sale of a retail/apartment building located in New York, New York, completion of sales of individual cooperative apartments in an apartment building located in New York, New York, and sale of a professional building, located in Scarsdale, New York, completed during the March 31, 1994 quarter. During the six months ended March 31, 1993, gain on sale of foreclosed property held for sale was $132,000, which was a result of the sale of a shopping center in Dayton, Ohio.

     The six months ended March 31, 1993 include a gain on the sale of marketable securities of $115,000. There was no comparable gain during the first six months of Fiscal 1994.

     Interest expense decreased for the six and three month periods ended March 31, 1994 to $3,347,000 and $1,600,000 from
$3,973,000 and $1,927,000 for the comparable periods in the prior fiscal year. These decreases were the result of paydowns on notes payable and subordinated notes.

     The expenses for the first half of Fiscal 1994 include a provision for possible loan losses of $1,390,000, as compared to $1,500,000 for the comparable period in the prior fiscal year.
During the quarter ended March 31, 1994, $952,000 of the $1,390,000 provision was taken. A provision of $497,000 was taken with respect to a real estate loan in which the Trust has a junior leasehold position in the underlying collateral. Recently, after an arbitration, there was a significant increase in the ground rent which will have an adverse effect on the borrowers cash flow and therefore could adversely effect the Trust's position. The remaining $445,000 provision was taken on the total net equity position in a wrap mortgage secured by a cooperative apartment building. Due to cash flow problems experienced by the cooperative corporation, the Trust ceased receiving its monthly interest commencing February, 1994. The
$438,000 provision taken during the first quarter of Fiscal 1994 was a result of the termination of negotiations, in late January

1994, with the holder of the first mortgage on a real estate loan in which the Trust holds the junior position, for the Trust to purchase the first mortgage at a discount. The six months ended March 31, 1993 include a provision for valuation adjustment of $1,725,000, with no comparable provision during the six months ended March 31, 1994.

     Advisor's fees decreased by $119,000 and $63,000 for the six and three months ended March 31, 1994, as compared to the comparable six and three months periods in Fiscal 1993. These decreases are a result of a decrease in invested assets, the basis on which the advisory fee is calculated, and a decrease in the real estate loan portion with an increase in the real estate owned portion. A 1% fee is paid on real estate loans, as compared to a 1/2 of 1% fee on real estate owned.

     General and administrative expenses decreased for the first half of Fiscal 1994 by $165,000 to $1,631,000 from $1,796,000 for the first half of Fiscal 1993. This reduction is primarily due to a reduction of professional fees as a result of the completion of many of the foreclosure actions and bankruptcy proceedings. There was a slight increase in general and administrative expenses during the quarter ended March 31, 1994 to $818,000 from $813,000 for the quarter ended March 31, 1993. This increase was a result of a reimbursement of professional fees of approximately $142,000 received during the quarter ended March 31, 1993 from a borrower with whom a workout was in process, offset in part by a reimbursement of $60,000 during the second quarter of the current fiscal year in conjunction with the payoff of a real estate loan, which at one time had been delinquent.

     Operating expenses relating to real estate owned increased for the six and three month periods ended March 31, 1994 to $2,569,000 and $1,431,000 from $1,294,000 and $754,000 for the comparable periods in the prior fiscal year. These increases are a direct result of an increase in the number of properties acquired in foreclosure or by deed in lieu of foreclosure.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter ended March 31, 1994.

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


                                              BRT REALTY TRUST
                                            __________________
                                                  Registrant



5/11/94                            /s/ Israel Rosenzweig
_______                            ____________________________
Date                               Israel Rosenzweig, President



5/11/94                            /s/ David W. Kalish
_______                            _____________________________
Date                              David W. Kalish, Vice President
                                    and Chief Financial Officer