Form 10-Q
period 1994-06-30
BRT REALTY TRUST
filed 1994-08-12
CIK 14846

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of

                    the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1994

                                    OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                       Commission File Number 1-7172


BRT REALTY TRUST
(Exact name of registrant as specified in its charter)


Massachusetts                                          13-2755856
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

60 Cutter Mill Road, Great Neck, NY                         11021
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:(516) 466-3100

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                 7,346,624 Shares of Beneficial Interest,
             $3 par value, and 1,030,000 shares of Series A cumulative convertible preferred stock, $1 par value outstanding on August 8, 1994

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                       Yes __X___      No______

                       BRT REALTY TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except For Per Share Data)


                                  June 30,              Sept 30,
                                    1994                   1993
                                   --------             --------
                                 (Unaudited)            (Audited)
Assets:
  Real estate loans - Note 3:
    Earning interest, less
      unearned income of
      $16 and $589                  $ 83,493             $ 95,353
    Not earning interest               7,056               26,750
                                     --------             -------
                                      90,549              122,103
    Less allowance for
      possible losses                 11,186               22,637
                                      -------             -------
                                      79,363               99,466
  Real estate owned - Note 4:
    Foreclosed properties held
      for sale, (except for
      $14,401 and $14,303 less
      accumulated depreciation
      of $368 and $146, which is
      held long term for the
      production of income)           55,423               51,162
    Less valuation allowance           2,717                3,229
                                      -------             -------
                                      52,706               47,933
                                      -------             -------

  Cash and cash equivalents            4,890                1,962
  Investments in U.S. Government
    obligations, at cost, which
    approximates market                3,556                7,094
  Restricted cash                      1,635                1,709
  Interest receivable                    758                  893
  Other assets                         3,519                3,160
                                     -------              -------
         Total assets               $146,427             $162,217
                                     =======              =======
/TABLE

[CAPTION]

Liabilities and Shareholders' Equity
Liabilities:
  Notes payable                      $ 79,283            $ 92,785
  Loans and mortgages payable,
    nonrecourse                         6,808              10,308
  Accounts payable and accrued
    liabilities, including deposits
      of $2,598 and $2,331              4,182               3,935
                                      -------             -------
         Total Liabilities             90,273             107,028

  Deferred revenues                        43                  90
Shareholders' Equity - Note 2:
  Preferred shares - $1 par value:
    Authorized 10,000 shares,
    Issued - 1,030 shares               1,030               1,030
  Shares of beneficial interest,
    $3 par value: Authorized number
      of shares-unlimited
    Issued - 7,538 shares              22,614              22,614
  Additional paid-in capital
    net of distributions of
    $4,631 and $4,428                  84,251              84,454
  Accumulated deficit                 (49,449)           (50,664)
                                      -------             -------
                                       58,446              57,434
  Cost of 192 treasury shares
    of beneficial interest             (2,335)            (2,335)
                                      -------             -------
    Total shareholders' equity         56,111              55,099
                                      -------             -------
    Total liabilities and share-
      holders' equity                $146,427            $162,217
                                      =======             =======

See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In Thousands)
                         Three Months Ended     Nine Months Ended
                               June 30,               June 30,
                             1994     1993        1994     1993
                             ----     ----        ----     ----
Revenues:
  Interest and fees on
    real estate loans      $ 2,283   $ 3,035    $ 7,127   $10,171
  Operating income on real
    estate owned             2,273     1,683      7,288     3,578
  Gain on sale of fore-
    closed properties held
    for sale                 1,356        29      1,507       161
  Gain on sale of
    marketable securities        -         -          -       115
  Other, primarily investment
    income                      71        81        240       248
                            -------   -------    ------    ------
  Total Revenues             5,983     4,828     16,162    14,273
                            -------   -------    ------    ------
Expenses:
  Interest-notes payable,
    loans payable and
    subordinated notes       1,712     1,887      5,059     5,860
  Provision for possible
    loan losses                  -       211      1,390     1,711
  Provision for valuation
    adjustment                 993     1,413        993     3,138
  Advisor's fee                265       320        825       999
  General and administrative   889       753      2,520     2,549
  Operating expenses relating
    to real estate owned
    including interest on
    mortgages                1,218       768      3,787     2,062
  Depreciation and
    amortization               113       125        373       227
                            -------   -------    -------   ------
      Total Expenses         5,190     5,477     14,947    16,546
                            -------   -------    -------   ------
Net Income (Loss)          $   793   $  (649)   $ 1,215  $(2,273)
                            =======   =======    =======   ======

  Calculation of net
    income (loss) applicable
    to common shareholders:
  Net Income (Loss)        $   793   $  (649)   $ 1,215  $(2,273)
  Less: distribution on
    preferred stock             68        -         203        -
  Net income (loss)         -------   -------    -------   ------
  applicable to common
    shareholders           $   725   $  (649)   $ 1,012  $(2,273)
                            =======   =======    =======   ======
  Income (loss) per share
    of Beneficial
    Interest - Note 2:
    Primary                $   .10   $  (.09)   $   .14  $  (.31)
                            =======   =======    =======   ======
    Fully Diluted          $   .09   $  (.09)   $   .14   $ (.31)
                            =======   =======    =======   ======

  Weighted average number
    of common shares
    outstanding - Note 2:
    Primary               7,346,624 7,346,624 7,346,624 7,346,624
                          ========= ========= ========= =========
    Fully Diluted         8,445,109 7,346,624 7,346,624 7,346,624
                          ========= ========= ========= =========




                       STATEMENTS OF ACCUMULATED DEFICIT

Accumulated deficit,
  beginning of period     $(50,242) $(48,220)  $(50,664)$(46,596)
Net Income (Loss)              793      (649)     1,215   (2,273)
                            -------    -------   -------   ------
Accumulated deficit,
  end of period           $(49,449) $(48,869)  $(49,449)$(48,869)
                            =======   =======   =======   ======

See accompanying notes to consolidated financial statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)
                                            Nine Months Ended
                                                 June 30,
                                             ----------------
                                             1994        1993
                                             ----        ----
Cash flow from operating activities:
 Net income (loss)                       $  1,215      $( 2,273)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Provision for possible loan losses     1,390         1,711
     Provision for valuation adjustment       993         3,138
     Amortization and depreciation            373           227
     Recognition of discount upon premature
       payoff of real estate loan          (  565)            -
     Gain on sale of foreclosed properties (1,507)       (  161)
     Gain on sale of marketable securities      -        (  115)
     Capitalization of earned interest
       income to loan balance in accordance
       with agreements                     (   13)       (   24)
     Decrease in interest receivable          135           629
     (Decrease) increase in accounts
       payable and accrued liabilities     (   87)          496
     Decrease in deferred revenues         (   47)       (  159)
     (Increase) decrease in rent and
       other receivables                   (   72)          272
     (Increase) decrease in escrow deposits(  334)          717
     Increase in deferred costs                 -        (   74)
     Other                                 (  105)       (  498)
                                           -------       -------
Net cash provided by operating activities   1,376         3,886
                                           -------       -------

Cash flows from investing activities:
  Collections from real estate loans       15,302        24,893
  Proceeds from participating lenders           -           172
  Additions to real estate loans           (  903)      ( 2,685)
  Repayments to participating lenders      (5,470)      (13,527)
  Net costs capitalized to real estate
    owned                                  (1,022)      ( 1,567)
  Proceeds from sale of real estate owned   8,769         3,502
  Increase (decrease) in deposits payable     267       (   411)
  Decrease (increase) in investment in U.S.
    Government obligations                  3,538       ( 5,039)
  Sale of marketable securities                 -           345
  Other                                         1       (    14)
                                           -------       -------
Net cash provided by investing activities  20,482         5,669
                                           -------       -------
Cash flow from financing activities:
  Bank repayments                         (13,502)      (11,015)
  Payoff/paydown of loan and mortgages
    payable                               ( 5,366)      (   109)
  Decrease in restricted cash                  74           161
  Other                                   (   136)      (    11)
                                           -------       -------
Net cash used in financing activities     (18,930)      (10,974)
                                           -------       -------
Net increase (decrease) in cash and
  cash equivalents                          2,928       ( 1,419)
Cash and cash equivalents at beginning
  of period                                 1,962         2,884
                                           -------       -------
Cash and cash equivalents at end of
  period                                  $ 4,890      $  1,465
                                           =======      =======

See Accompanying Notes to Consolidated Financial Statements

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                Nine Months Ended
                                                     June 30,
                                                 ----------------
                                                 1994       1993
                                                 ----       ----
Supplemental disclosure of cash flow
  information:
  Cash paid during the period for
    interest expense                           $ 5,679   $ 5,817
                                                ======    ======
Supplemental schedule of noncash
  investing and financing activities:
  Transfer of nonearning real estate
    loans to foreclosed properties
    at fair market value, including
    in-substance foreclosures                  $17,745   $19,532
  Nonrecourse mortgage obligations
    relating to property acquired through
    foreclosure, including in-substance
    foreclosures                                   609     1,005
  Transfer of third-party senior participating
    interest in a real estate loan to a mortgage
    payable upon acquisition of a property
    through foreclosure                          1,495         -
  Recognition of valuation allowance upon sale
    of real estate owned                         1,505         -
  Recognition of allowance for previously
    provided loan losses                        12,842     3,715
  Purchase money mortgages from sale of real
    estate owned                                 5,279       666












See Accompanying Notes to Consolidated Financial Statements.



                       BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 1994 and for the three and nine months ended June 30, 1994 and 1993 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and nine months ended June 30, 1994 are not necessarily indicative of the results for the full year.

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

Note 2 - Per Share Data

Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each period, after giving effect to dividends relating to the Trust's preferred stock. The preferred stock, issued on September 14, 1993, is not considered a common stock equivalent for the purposes of computing primary earnings per share. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the three and nine months ended June 30, 1994, and is anti-dilutive for the three and nine months ended June 30, 1993.

Fully diluted earnings per share of beneficial interest amounts are based on an increased number of shares that would be outstanding assuming the exercise of common share options during each period, and additionally in 1994, the conversion of preferred stock to shares of beneficial interest at the period end market price. The fully diluted per share computation for the three months ended June 30, 1994 is dilutive, when 68,485 shares of beneficial interest were assumed outstanding. As for the nine months ended June 30, 1994 and the three and nine months ended June 30, 1993, the fully diluted earnings per share of beneficial interest amounts are anti-dilutive, and therefore such amounts are not presented.


Note 3 - Real Estate Loans

If all loans classified as nonearning were earning interest at their contractual rates for the three and nine month periods ended June 30, 1994 and 1993, interest income would have increased by approximately $147,000 and $477,000 in the respective periods in 1994, and $602,000 and $1,416,000 in the respective periods in 1993.


Note 4 - Real Estate Owned

During the quarter ended June 30, 1994, the Trust consummated sales of real estate owned, resulting in an aggregate gain of approximately $1,356,000. These transactions were as follows:

 (i) Two apartment/retail buildings located in midtown Manhattan
     - sold to One Liberty Properties, Inc. ("One Liberty"), a related party, for a consideration of $5,525,000. This property was encumbered by a non-recourse mortgage of approximately $2,637,000. The transaction and sales price were approved by the Board of Trustees of the Trust, including the independent trustees, subject to receipt of an independent appraisal. After receipt of the independent appraisal substantiating the purchase price of $5,525,000, the transaction was completed, resulting in a gain to the Trust of approximately $625,000. Simultaneous with the consummation of the transaction, the mortgage of approximately $2,637,000 was satisfied.

     The property was sold subject to a long-term net lease with a current annual rent of $550,000, which annual rent increases by $50,000 every five years (the next increase will be in 1999). For a period of ten years from closing, the Trust will receive fifty percent of any premium which One Liberty receives under the lease as a result of the conversion of the leasehold position to cooperative ownership.

     One Liberty owns 203,767 shares of beneficial interest and 1,030,000 shares of preferred stock of the Trust, and has approximately 14.7% of the total voting power of the Trust.

(ii) Retail building in Long Island City - sold for a net sales price of approximately $1,125,000 (including a purchase money mortgage of $860,000 taken back by the Trust). This transaction resulted in a gain of approximately $375,000.


(iii)Retail building located in New York, New York - sold for a net sales price of approximately $933,000, resulting in a gain of approximately $184,000.

(iv) Two individual cooperative apartments located in New York, New York - sold for approximately $120,000 resulting in a gain of approximately $99,000. Subsequent to this transaction, the Trust, still holds the unsold shares and related proprietary lease applicable to one cooperative apartment in said apartment building.

(v) Apartment/retail building located in New York, New York - sold for a net sales price of approximately $516,000
     (including a purchase money mortgage of $350,000 taken back by the Trust). This transaction resulted in a gain of approximately $72,000.

(vi) Apartment building located in New York, New York - sold for a net sales price of approximately $752,000 (including a purchase money mortgage of approximately $499,000 taken back by the Trust), resulting in a loss of approximately $8,000.

(vii)Unsold shares and related proprietary leases in a cooperative apartment building located in West New York, New
     Jersey - sold in bulk for a net sales price of approximately $170,000. This transaction resulted in a gain of approximately $17,000.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Trust was engaged in the business of making and participating in senior and junior real estate mortgage loans, secured by income producing property and to a lesser extent by unimproved real property. The Trust's investment policy emphasized short-term mortgage loans. Repayments of real estate loans in the amount of $42,430,000 are due during the twelve months ending June 30, 1995, including $10,328,000 which are due on demand. Over the past number of months, there has been some pick up in real estate lending by institutional lenders and an improvement in the market for real estate. Nevertheless, it is still difficult to refinance existing mortgages and to sell properties. Accordingly, the Trust cannot project the principal amount of loans which will be paid down and/or paid off over the next twelve months. In appropriate circumstances, the Trust will extend a loan on a month to month or fixed term basis.

     Effective September 23, 1992 the Trust entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement") with five banks. The Restated Credit Agreement extends the maturity date of the loan to June 30, 1995, with the Trust having the right to extend for two additional one year terms, if it satisfies certain conditions, principally making certain mandatory payments and meeting certain ratios. The Trust satisfied the June 30, 1994 mandatory prepayment requirement. Assuming the Trust exercises its right to extend for two additional one year terms, as of July 31, 1994, the Trust has satisfied the June 30, 1995 mandatory prepayment requirement, and 38% of the mandatory prepayment due by June 30, 1996. The Restated Credit Agreement precludes the Trust from engaging in any lending activities except for taking back purchase money mortgages in connection with the sale of real estate.

     Under the Restated Credit Agreement, commencing July 1, 1994, the Trust is required to apply 75% of capital event proceeds (proceeds from the sale of real property and mortgages receivable and from pay downs or payoffs of real estate loans) to reduce the principal balance due to the banks and the balance of 25% is deposited in a cash collateral account maintained with the agent bank. The agent bank under the Restated Credit Agreement is required to disburse funds to the Trust from the cash collateral account upon requisition by the Trust, provided there is no monetary default under the Restated Credit Agreement. To the extent the cash collateral account exceeds $9,000,000 at the end of any month or $10,000,000 within a month, such excess is to be applied to reduce principal. To the extent the cash collateral account is reduced below $9,000,000, the Trust can utilize a portion of capital event proceeds and excess operating cash flow to build the account up to $9,000,000. The Restated Credit Agreement also requires a segregated interest reserve account as part of the $9,000,000 cash collateral account, amounting to three months interest payments ($1,635,000 at June 30, 1994). In addition, the Trust maintains its own operating accounts, into which all operating revenues are deposited and from which all operating expenses are paid and to the extent the operating accounts exceed $500,000 at the end of any month, the excess is deposited into the cash collateral account.

     During the nine months ended June 30, 1994, the Trust had an increase in cash provided by investing activities, as a result of collections from real estate loans of $9,832,000 (net of repayments to participating lenders of $5,470,000) and proceeds from the sale of real estate owned of $8,769,000, net of purchase money mortgages of $5,279,000. The cash provided by investing activities was used in part to reduce the bank debt outstanding to $79,283,000 at June 30, 1994, a reduction of $13,502,000 from
September 30, 1993. The Trust also paid off loans and mortgages payable in the amount of $4,822,000, $4,237,000 of which was satisfied in conjunction with two sales of real estate owned.

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



Results of Operations

     The Trust's loan portfolio at June 30, 1994, before giving effect to the allowance for possible losses was $90,549,000, of which $7,056,000 (8% of total real estate loans) is categorized as nonearning, as compared to $122,103,000 at September 30, 1993, of which $26,750,000 (22% of total real estate loans) is categorized as nonearning. The $31,554,000 decrease in the loan portfolio is due to a combination of an increase in real estate owned as a result of completion of foreclosure actions and receipt of deeds in lieu of foreclosure, repayments of principal on real estate loans (net of repayments to participating lenders) and a settlement with the holder of a first mortgage for $161,000, which represented the net book value on a real estate loan on which the Trust had reserved approximately $10,000,000 in the quarter ended September 30, 1990.

     Real estate owned (prior to a valuation allowance of $2,717,000) increased to $55,423,000 at June 30, 1994 from
$51,162,000 (prior to a valuation allowance of $3,229,000) at September 30, 1993. The increase of $4,261,000 in real estate owned is primarily a result of real estate acquired by foreclosure or deed in lieu of foreclosure at the aggregate estimated fair value of approximately $17,745,000, offset by the sale of real estate owned, with an aggregate cost basis of approximately $13,541,000 (prior to a valuation allowance of $1,505,000).

     Interest and fees on real estate loans decreased for the nine and three month periods ended June 30, 1994 to $7,127,000 and $2,283,000 from $10,171,000 and $3,035,000 for the comparable periods in the prior fiscal year. These decreases were a result of a number of events which occurred during the nine and three months ended June 30, 1993, including receipt of past due and accumulated interest of $440,000 upon refinancing by a borrower, a collection of approximately $586,000 from court appointed receivers who operated properties securing certain loans, receipt of an $800,000 fee ($400,000 of which was received during quarter ended June 30, 1993) from a borrower as part of a workout and additional interest of $325,000 received upon repayment of two participating real estate loans secured by properties located in Texas. Interest and fees on real estate loans was also reduced in the 1994 periods as compared to the 1993 periods due to a decrease in earning real estate loans, as a result of loan payoffs and properties securing real estate loans becoming real estate owned. These decreases were offset in part during the current nine month period by the recognition of an unamortized discount of $565,000 upon early payoff of a real estate loan, as well as the collection of approximately $480,000 ($283,000 of which was received during the three months ended June 30, 1994) from court appointed receivers who operated properties securing certain loans.

        Operating income on real estate owned increased during the nine months ended June 30, 1994 by $3,710,000 to $7,288,000 from $3,578,000 for the comparable period in Fiscal 1993. There was also an increase during the quarter ended June 30, 1994 to $2,273,000 from $1,683,000 for the prior comparable period, an increase of $590,000. These increases were a result of an increase in the number of properties acquired in foreclosure or by deed in lieu of foreclosure.

     Gain on sale of foreclosed properties held for sale for the nine months ended June 30, 1994, was $1,507,000, $1,356,000 of which occurred during the quarter ended June 30, 1994, as compared to $161,000 for the nine months ended June 30, 1993, $29,000 of which occurred during the third quarter of Fiscal 1993. It is the policy of the Trust to offer for sale all real estate owned at prices which management believes represents fair value in the geographic area in which the property is located.

     The nine months ended June 30, 1993 include a gain on the sale of marketable securities of $115,000. There was no comparable gain during the nine months ended June 30, 1994.

     Interest expense decreased for the nine and three month periods ended June 30, 1994 to $5,059,000 and $1,712,000 from
$5,860,000 and $1,887,000 for the comparable periods in the prior fiscal year. These decreases were the result of paydowns on notes payable and subordinated note, offset in part by an increase in the average prime rate.

   The expenses for the nine months ended June 30, 1994 include a provision for possible loan losses of $1,390,000, as compared to $1,711,000 for the comparable period in the prior fiscal year. During the quarter ended March 31, 1994, $952,000 of the $1,390,000 provision was taken, consisting of, a provision of $497,000, which was taken with respect to a real estate loan in which the Trust has a junior leasehold mortgage. Recently, after an arbitration, there was a significant increase in the ground rent which will have an adverse effect on the borrowers cash flow and therefore adversely effect the Trust's position. The remaining $455,000 provision was taken on the total net equity position in a wrap mortgage secured by a cooperative apartment building. Due to cash flow problems experienced by the cooperative corporation, the Trust, commencing in February 1994, has been experiencing a delinquency of up to 90 days on the monthly interest received. During the first quarter of Fiscal 1994 a $438,000 provision was taken as a result of the termination of negotiations, in late January 1994, with the holder of the first mortgage on a real estate loan in which the Trust holds the junior position, for the Trust to purchase the first mortgage at a discount. The nine months ended June 30, 1994, also include a provision for valuation adjustment of $993,000, as compared to $3,138,000 for the comparable nine month period in the prior year. The entire Fiscal 1994 valuation allowance was taken during the quarter ended June 30, 1994, $900,000 of which was taken with respect to unsold shares and related proprietary leases in three cooperative apartment buildings located in New York, New York. After an extensive revaluation, specifically reviewing projected sales, renovation costs, rental income and maintenance payments, as well as a review of the sales of the cooperative apartments in these buildings and in the New York City area, it was determined that an additional valuation adjustment was required. The remaining $93,000 was taken on undeveloped land located in New York, New York, as a result of recent offers which have been received on said property.

     Advisor's fees decreased by $174,000 and $55,000 for the nine and three months ended June 30, 1994, as compared to the comparable nine and three months periods in Fiscal 1993. These decreases are a result of a decrease in invested assets, the basis on which the advisory fee is calculated, and a decrease in the real estate loan portion with an increase in the real estate owned portion. A 1% fee is paid on real estate loans, as compared to a 1/2 of 1% fee on real estate owned.

     General and administrative expenses decreased for the nine months ended June 30, 1994 by $29,000 to $2,520,000 from
$2,549,000 for the nine months ended June 30, 1993. This reduction is primarily due to a reduction of professional fees as a result of the completion of many of the foreclosure actions and bankruptcy proceedings. The decrease would have been greater as the prior fiscal year included reimbursement of professional fees of approximately $232,000 from a borrower with whom a workout was in process and a settlement with a previous borrower. There was an increase in general and administrative expenses during the quarter ended June 30, 1994 to $889,000 from $753,000 for the comparable quarter in the prior year. This increase was primarily due to the reimbursement of professional fees of approximately $90,000 during the quarter ended June 30, 1993 as a result of a settlement with a previous borrower. In addition, in the quarter ended June 30, 1994, the Trust repaid to a junior creditor of one of the Trust's borrowers the sum of $95,000 in settlement of claims asserted by a bankruptcy trustee for such creditor, which claims related to payments made to the Trust by such creditor to protect its security interest.

     Operating expenses relating to real estate owned increased for the nine and three month periods ended June 30, 1994 to $3,787,000 and $1,218,000 from $2,062,000 and $768,000 for the comparable periods in the prior fiscal year. These increases are a direct result of an increase in the number of properties acquired in foreclosure or by deed in lieu of foreclosure.




                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

On June 28, 1994, the Trust filed a Current Report on Form 8-K with the Securities and Exchange Commission to report that on June 14, 1994, a wholly-owned subsidiary of the Trust indirectly sold for cash the fee interest of a property located in midtown Manhattan to One Liberty Properties, Inc., a related party, for a consideration of $5,525,000.


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BRT REALTY TRUST
   Registrant



8/12/94                                 /s/ Israel Rosenzweig
Date                                    Israel Rosenzweig,
                                        President



8/12/94                                 /s/ David W. Kalish
Date                                    David W. Kalish,
                                        Vice President and
                                        Chief Financial Officer
