Form 10-K
period 1994-09-30
BRT REALTY TRUST
filed 1994-12-28
CIK 14846

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            ________________________

                                    FORM 10-K
                            ________________________

[x ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended SEPTEMBER 30, 1994

                          or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission file number 1-7172

                                BRT REALTY TRUST
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts
- - ---------------------------------------
(State or other jurisdiction                    13-2755856
of incorporation or organization)               ---------------
                                                (I.R.S. employer
                                                identification no.)


60 Cutter Mill Road, Great Neck, New York             11021
- - -----------------------------------------             -------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code 516-466-3100
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange
Title of each class                              on which registered
- - -------------------                              ---------------------
Shares of Beneficial                              New York Stock Exchange
Interest, $3.00 Par Value

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                -------------------------------------------------
                                   (Title of Class)

          Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X        No
                                -----         -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K [ ]

          The aggregate market value of voting stock of the registrant held by non-affiliates was approximately $19,075,000 as of December 1, 1994.

          As of December 1, 1994 the registrant had 7,346,624 Shares of Beneficial Interest issued and outstanding.

                       Documents Incorporated By Reference


PART III

Item 10 - Directors and Executive Officers                To be included in
          of the Registrant                               the Proxy Statement
                                                          to be filed pursuant
Item 11 - Executive Compensation                          to Regulation 14A
                                                          not later than
Item 12 - Security Ownership of Certain                   January 30, 1995,
          Beneficial Owners and Management                except for information
                                                          concerning executive
Item 13 - Certain Relationships and Related               officers, which is
          Transactions                                    included in Part I.




PART IV - See Item 14.

                                     PART I
Item l.  BUSINESS.

GENERAL

      BRT Realty Trust ("BRT" or the "Trust"), is a real estate investment trust organized in 1972 under the laws of the Commonwealth of Massachusetts. Commencing in 1983 its primary business activity was investing in senior and junior real estate mortgages secured by income producing real property and to a limited extent in senior real estate loans secured by undeveloped real property. BRT did not finance new construction. For the reasons described under the subcaption "Recent History and Background" below, particularly the Trust's agreement with the Banks who were parties to the Original Credit Agreement (defined below) not to engage in lending activities except in specified situations, the Trust's lending activities have been very limited since 1991 and in the fiscal year ending September 30, 1994 ("Fiscal 1994") the only lending activity in which the Trust engaged was purchase money first mortgages provided to purchasers of real estate from the Trust.

      In Fiscal 1994 the Trust's business activities involved primarily managing the Trust's loan portfolio, continuing mortgage foreclosure actions against delinquent borrowers, negotiating workouts prior to, during and in lieu of litigation, supervising the refurbishing and maintenance of real estate owned and negotiating and supervising negotiations with respect to leasing and sale of real estate owned held for sale. It is not expected that the activities of the Trust will change in any material respect in the fiscal year ending September 30, 1995 ("Fiscal 1995"). At September 30, 1994, the fiscal year end, the Trust had an outstanding loan portfolio (net of allowances) of $64,686,000,or 49.2% of total assets, of which 15.9% of the loan portfolio (7.9% of total assets) is categorized as non-earning. This compares to an outstanding loan portfolio, net of allowances, of $99,466,000 (61.3% of total assets) at September 30, 1993, of which 26.9% of the loan portfolio (16.5% of total assets) were categorized as non-earning. Approximately 39.6% of the Trust's total assets at September 30, 1994, or an aggregate of $52,076,000 (after valuation allowances), represents real property acquired by the Trust in foreclosure or deed in lieu of foreclo-sure, compared to $47,933,000 or 29.5% of total assets at September 30, 1993.


RECENT HISTORY AND BACKGROUND

      Commencing in the fiscal year ending September 30, 1990 ("Fiscal 1990") and continuing through the fiscal years ending September 30, 1991 ("Fiscal 1991") and 1992 ("Fiscal 1992"), difficulties in the real estate markets where the Trust had outstanding loans (primarily the greater New York metropolitan area) and a severe lack of liquidity in the real estate industry generally, resulted in the Trust experiencing increasing delinquencies from its borrowers. Non-earning loans increased from $5,330,000, representing 3% of a total loan portfolio of $192,520,000 at September 30, 1989, to $46,260,000 or 23% of a total loan portfolio of $200,894,000 at September 30, 1990, and $71,166,000 or 39% of a
total loan portfolio of $182,541,000 at September 30, 1991. As a reaction to the increase in non-earning loans, the Trust commenced and aggressively pursued foreclosure actions and other legal procedures against delinquent borrowers, seeking to acquire title to the asset (generally income producing real property) securing a delinquent loan as quickly as possible. Another major reason for aggressively pursuing foreclosure actions was protection of the operating cash flow from a property through a court appointed receiver or a negotiated third party management arrangement. Due to the backlog in the courts (primarily in New York City) and further delays caused by bankruptcy filings of borrowers, the foreclosure process as to a particular property could take as much as two years (or more) and invariably took more than one year. As a result of the actions taken by BRT against delinquent borrowers, non-earning loans decreased to $44,250,000 (29% of a loan portfolio of $151,821,000) at September 30, 1992 to
$26,750,000 (22% of a loan portfolio of $122,103,000) at September 30, 1993 and to $10,268,000 (13% of a loan portfolio of $78,007,000) at September 30, 1994.
From September 30, 1994 to December 1, 1994 non-earning loans decreased by an additional $577,000.

      As a corollary to the decrease in non-earning loans, the Trusts' portfolio of real estate owned increased even after taking into account sales of real estate owned. At September 30, 1994, 1993 and 1992 the Trust owned $52,076,000, $47,933,000 and $35,574,000, respectively, of foreclosed property held for sale (except for approximately $14,260,000 at September 30, 1994 and $14,157,000 at September 30, 1993 (net of accumulated depreciation) which is held long term for the production of income), net of valuation allowances. At September 30, 1994, 1993 and 1992 foreclosed properties held for sale (net of valuation allowances and accumulated depreciation) accounted for 39%, 30% and 20%, respectively, of total assets. From September 30, 1994 to December 1, 1994 the Trust added an additional $2,300,000 to real estate owned and sold $3,285,000 (book value) of real estate owned for a gain on sale of foreclosed properties held for sale of approximately $2,500,000, resulting in a net decrease of real estate owned of $985,000.

      During Fiscal 1991, in negotiations with the banks ("Banks") which were parties to the Original Credit Agreement (hereafter defined), the Trust agreed that while negotiations were pending to restructure the Original Credit Agreement it would not engage in any lending activities, except for funding outstanding commitments. This agreement is contained in the Restated Credit Agreement entered into between BRT and the Banks as of September 23, 1992 (see "Restated Credit Agreement" below). The Trust does not have any outstanding funding commitments and did not have any outstanding funding commitments at the beginning of Fiscal 1994. Except for purchase money first mortgages taken back in connection with the sale of real estate owned (which pursuant to the Restated Credit Agreement cannot exceed 90% of the purchase price) and purchase money senior financing taken back in connection with the sale of cooperative units (which pursuant to the Restated Agreement cannot exceed 95% of the purchase price) the Trust did not engage in any lending activities in the fiscal year ending September 30, 1994. Except for purchase money financing permitted by the Restated Credit Agreement or with the prior approval of the Banks, BRT will not engage in lending activities until the earlier of the expiration of the Restated Credit Agreement (as extended pursuant to its terms) or repayment of the principal balance due to the Banks.

      As a result of the provisions of the Restated Credit Agreement (which essentially precludes lending activities) the business of the Trust in Fiscal 1994, as stated above, involved primarily managing the Trust's loan portfolio, continuing actions against delinquent borrowers (all of which are now substantially completed), negotiating workouts prior to, during and in lieu of litigation, supervising the refurbishing and maintenance of real estate owned and negotiating or supervising negotiations with respect to the leasing and sale of real estate owned. In Fiscal 1995 the Trust's primary focus will be on real estate operations, the disposition of real estate owned and the realization of the principal balance of mortgages receivable in the Trusts' loan portfolio.

      As a direct consequence of the provisions of the Restated Credit Agreement and the strict limitation on the Trusts' lending activities, the assets of the Trust decreased from $176,594,000 at September 30, 1992 to $162,217,000 at September 30, 1993 and $131,467,000 at September 30, 1994. In this regard it should be noted that (i) real estate loans, net of allowances, decreased by $34,780,000 in Fiscal 1994 primarily due to principal payoffs or reductions of $22,562,000, net of repayments to participating lenders, and reclassification of $17,132,000 principal amount of loans to real estate owned, offset in part by the issuance of $6,242,000 of purchase money mortgages in connection with the sale of real estate owned and (ii) real estate owned, net of valuation allowances and accumulated depreciation, and after giving effect to real estate sales in Fiscal 1994 aggregating a book value of $12,896,000, increased by $4,143,000 at September 30, 1994 as compared to September 30, 1993. Under the terms of the Restated Credit Agreement, the Trust has applied a major portion of the proceeds derived from loan repayments and real property sales to reduction of bank debt. During the year ended September 30, 1994 bank debt was reduced by $26,593,000 to $66,192,000. From September 30, 1994 to December 1, 1994 the
bank debt was reduced by an additional $3,042,000 to $63,150,000.

      With respect to the real estate which BRT has taken back in foreclosure or deed in lieu thereof, it is the policy of the Trust to offer for sale substantially all such real estate at prices which management believes represents fair value in the geographic area in which the property is located. In many instances, the Trust, through an independent contractor, renovates a property and engages in leasing activities, and within the limitations contained in the Restated Credit Agree-ment may provide purchase money financing in connection with the sale of real estate owned. It has been the experience of the Trust's management that in connection with the sale of cooperative apartments it is usually necessary for the Trust to provide purchase money financing on a competitive basis. In Fiscal 1994 the Trust disposed of real estate having an aggregate net book value of $12,896,000, for an aggregate consideration of $14,214,000. Additionally, during Fiscal 1994 the Trust sold shares in cooperative apartments, resulting in net proceeds of approximately $334,000 (net of purchase money mortgages of $700,000).


MORTGAGE PORTFOLIO

      At September 30, 1994 the Trust's mortgage portfolio consisted of 84 mortgage loans totalling $78,007,000 in aggregate principal amount, of which $10,268,000, or 13%, was non-earning. Of the principal amount of mortgage loans outstanding at September 30, 1994, 70% represented first mortgage loans and 30% represented junior mortgage and wraparound loans. In Fiscal 1994 the Trust's only lending activities consisted of $6,242,000 in purchase money financing provided to purchasers of real estate owned, including cooperative apartments. Purchase money financing provided to purchasers of real estate owned is usually on a short term basis (2 to 5 years) and to purchasers of cooperative apartments on a long term basis (20 to 30 years).

      At the time the Trust was actively engaged in mortgage lending, its investment policy emphasized primarily investments in short-term senior and junior real estate mortgage loans, secured by income producing real property, located primarily in the greater New York metropolitan area. Junior mortgage loans are subordinate to one or more prior liens. Some of the junior mortgage loans were wraparound loans which are mortgages subject to prior underlying mortgage indebtedness. The Trust also invested in short-term senior mortgages secured by properties being converted to condominium or cooperative ownership or by condominium units or unsold shares (and related proprietary leases). Typically the condominium units or unsold shares (and related proprietary leases) were released against payment of a minimum release price.

      In 1989 and 1990 the Trust began investing in longer term senior participating mortgage loans, secured by garden apartment developments located in Dallas/Fort Worth, Houston, and Austin, Texas. At September 30, 1994 mortgage loans in this category aggregated $16,767,000 all of which are categorized as earning. In Fiscal 1994 $9,332,000 of participating mortgage loans was repaid. With respect to the participating mortgage portfolio, the Trust receives a floating rate of interest related to prime, and additional interest based on the increase in value (if any) of the property which secures the mortgage, either upon sale, maturity, refinancing or early repayment. The additional interest is based upon the amount by which the sales price or appraised value at maturity or prepayment exceeds an agreed upon base amount.

      The Trust never invested in mortgages secured by property located outside the United States, Puerto Rico and Canada. Investments in mortgage loans secured by properties located in Puerto Rico and Canada were made on a limited basis.

      The mortgage loans in which the Trust invested were not insured. In the event of a default by the borrower, the Trust was required to foreclose its mortgage or protect its investment through negotiations with the borrower and/or other interested parties, which in certain situations involved cash outlays.
The mortgages securing the Trust's mortgage loans, in certain circumstances, were subordinate to mechanics' liens or governmental liens and, in instances in which the Trust invested in junior mortgage loans or wraparound loans, to liens of senior mortgages. In the event the underlying asset value proved to be insufficient to satisfy both the senior and junior lienholder, the Trust lost a portion or all of its investment. In certain situations in order to protect its investment, the Trust has made payments to maintain the current status of prior liens (including real estate taxes) or purchased the prior lien. These payments were not significant in Fiscal 1994. It is possible that the total amount which may be recovered by the Trust upon the ultimate sale of a property will differ from the total investment less the allowance for possible losses.

      As a result of a difficult real estate market (other than the Texas market which has not been affected in recent years) and the overall attitude of lenders towards real estate loans, many of the Trust's borrowers were not able to obtain financing from a third party or arrange a sale at an acceptable price at the time the Trust's loan matured and sales of cooperative apartments did not occur as contemplated at the time of the original loan. In addition to foreclosing on a number of properties, the Trust restructured loans, which include in most cases extending the maturity date. The Trust analyzes each loan separately to determine the appropriateness of restructuring and extending a loan. In analyzing each situation, management examines many aspects of a loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner for the property. Management believes that in Fiscal 1994 there was a more favorable environment for obtaining financing secured by real property and in selling real property assets but sales of cooperative units has continued to be very slow. Management anticipates that extensions for an additional period of time may be granted for loans maturing during 1995.

      The Trust did not have a policy or limitation upon the amount or percentage of its assets which could have been invested in a single mortgage loan. However, the Revolving Credit Agreement dated as of July l, 1987 ("Original Credit Agreement") among BRT and Bankers Trust Company, individually and as agent for five banks, contained limitations on loans to one (or affiliated) borrower(s). These prohibitions are not contained in the Restated Credit Agreement in view of the preclusion therein against BRT engaging in lending activities, except in specified situations.

CURRENT LOAN STATUS

      As of September 30, 1994 the Trust had 84 mortgage loans in its mortgage portfolio, totaling $78,007,000 in aggregate principal amount (including non-earning loans) and $64,686,000 after allowances for possible losses. In Fiscal 1994 $22,562,000 of outstanding loans (net of repayments to participating lenders) was repaid and $17,137,000 was converted from outstanding loans to real estate owned. The five largest mortgage loans outstanding after allowances for possible loans represent 7.1%, 6.3%, 4.7%, 2.7%, and 2.3% respectively of the Trust's total assets. (See Note 2 to the financial statements relating to significant relationships.)

      Information regarding the Trust's mortgage loans outstanding at September 30, 1994:

                                                         (Amounts in thousands)

                                                                  Not                    No.
                                                     Earning    Earning     Prior         of
                                         Total      Interest    Interest    Liens      Loans
                                         -----      --------    --------    -----      -----
First Mortgage Loans:
Long-term:
  Residential                           $   1,603  $   1,603    $    -      $   -         31
Short-term:
  Shopping centers/
   retail                                   3,679      3,679         -          -          7
  Industrial buildings                      4,249      4,249         -          -          3
  Office buildings                          7,969      7,969         -          -          3
  Residential (multiple
   family units)                           33,614     33,037       577          -         20
  Hotels                                    1,339      1,339         -          -          1
  Miscellaneous                             2,289      2,289         -          -          1
Second Mortgage Loans:
  Shopping centers/
   retail                                   3,331        187     3,144         8,612       4
  Office buildings                            691        691        -          2,377       1
  Residential (multiple
   family units)                           17,196     12,104     5,092       194,799       9
  Hotel                                     1,000          -     1,000        12,000       1
Wraparound mortgages                        1,063        608       455         4,709       3
                                        ---------   --------   -------      --------    ----
                                           78,023     67,755    10,268       222,497      84
                                                                                        ----
Unearned income                              ( 16)      ( 16)        -           -
                                        ---------   --------   -------      --------
                                         $ 78,007   $ 67,739   $10,268      $222,497
                                        ---------   --------   -------      --------

      Prior liens on mortgage loans include senior participation of $23,945.

      At September 30, 1994 the Trust had an allowance for possible losses on its real estate loans of $13,321,000 compared to an allowance of $22,637,000 at September 30, 1993. In determining the allowance for possible loan losses, the Trust takes into account numerous factors including a market evaluation of the underlying collateral, the underlying property's estimated cash flow during the estimated holding period and estimated sales value computed by applying an ex-pected capitalization rate to the stabilized net operating income of the specific property, less estimated selling costs. The Trust also takes into account the extent of liquidity in the real estate industry, particularly in the New York metropolitan area. Management reviews the loan portfolio on a quarterly basis to determine if additional allowances are needed.

      When a mortgage loan is in default, the Trust may acquire the underlying property through foreclosure or other legal action as is necessary to protect its investment. In negotiated workouts the Trust seeks to acquire title to a property or properties and in certain cases affords the borrower the opportunity to reacquire the property or properties at a fixed price over a specified period of time. All foreclosed property is held for sale (except for Abbotts Square, as described below) to recover the Trust's investment; the negotiation of a sale may involve further expenditures.


REAL ESTATE OWNED

      The real estate owned by the Trust consists primarily of foreclosed properties held for sale, with the exception of Abbotts Square, which is held long term for the production of income. The real estate owned consists primarily of the following as of September 30, 1994:


      ABBOTTS SQUARE, PHILADELPHIA, PENNSYLVANIA - A mixed use property, containing 63,000 square feet of street level commercial space (16 retail stores), a 400 car parking garage and 88 residential condominium units, owned and operated by a limited partnership in which a wholly owned BRT subsidiary is sole general partner and BRT is a limited partner. The property was acquired by the owning partnership in April, 1993 under a plan of reorganization confirmed by the bankruptcy court. The partnership agreement and first mortgage on the property held by BRT provide that there are to be no cash distributions of operating cash flow to partners, other than BRT, until BRT has received a specified cumulative return and after BRT has received payment currently of its specified return, then BRT will receive 50% of all operating cash flow and the other partners the other 50%. The partnership agreement provides further that there are to be no distributions of sale or refinancing proceeds to partners other than BRT until all required cash distributions to BRT from operations, including accumulated arrears, have been paid currently, and BRT receives approximately $17,580,000, after which BRT will receive 50% of such distribu-tions. The retail space was 93% occupied at September 30, 1994 and the residential units 100% occupied at that date. A capital repair and improvement program has been undertaken at this property at a cost to the Trust of approximately $1,000,000.

      DOVER, DELAWARE - A 474,000 square foot enclosed mall containing approximately 249,000 square feet of retail space and 225,000 square feet of office space located on approximately 58 acres. The total site contains approximately 90 acres. In addition to the enclosed mall there are 5 free standing buildings on the property (two of which are vacant). The Trust is converting the "anchor" locations at this center to office space and has entered into a 10 year lease (with options to renew) with a major insurance company for approximately 68,600 square feet of space, with provisions for expansion, and a 10 year lease (with option to renew) with a major bank for 79,000 square feet of space, with provisions for expansion. The Trust's cost for converting the anchor stores to office use and for common area improvements, will approximate $7.0 million. The renovation for the insurance company was substantially completed in December 1994, and for the banking entity is expected to be substantially completed in May, 1995. The retail space at this center was approximately 75% occupied at September 30, 1994 (both anchor stores being vacant) and the office space (considering the two anchors as office space) approximately 20% occupied. The Trust owns this property subject to a first mortgage in the principal amount of $1,312,787 which matures on December, 1995. At maturity there will be approximately $1,100,000 due and owing on this mortgage.

      ROCK SPRINGS, WYOMING - A 152,691 square foot shopping center, consisting of 138,191 square feet of retail space (30 retail stores), 14,500 square feet of office space, a free standing restaurant and a free standing film kiosk. The Trust holds a leasehold interest in this property subject to a first leasehold mortgage which matures on November 1, 1995 and provides for interest at the rate of 9 1/4% per annum. At September 30, 1994 there was a principal balance of $1,803,644 due on the leasehold mortgage and at maturity approximately $1,621,000 will be due and owing. The retail space was approximately 90% occupied and the office space was approximately 95% occupied at September 30, 1994.

      BROOKLYN, NEW YORK - A three story retail and office building containing six grade level stores having 12,792 square feet of rentable space and second and third floor office space totalling 23,106 square feet of rentable area. The Trust owns this property free and clear of mortgages. The retail space was 100% occupied and the office space approximately 45% occupied at September 30, 1994. The Trust has entered into a contract to sell this property for a consideration of $1,850,000 of which $1,260,000 will be represented by a 4 year purchase money first mortgage. It is expected that this sale will be consummated in December, 1994 or January, 1995.

      KANSAS CITY, MISSOURI - A 37,908 square foot office building . The property was owned free and clear of mortgages. This property was sold by the Trust on November 1, 1994 at a loss of approximately $30,000.


      NEW YORK, NEW YORK - A twelve story office building located on lower Madison Avenue in Manhattan, New York containing approximately 5,000 square feet of grade level retail space and approximately 55,000 square feet of office space. The property is owned free and clear of mortgages. At September 30, 1994 100% of the retail space and approximately 73% of the office space was occupied.

      NEW YORK, NEW YORK - A one story building located on upper Broadway in Manhattan, New York containing an 8,500 square foot movie theater and 9,675 square feet of retail space. The property is owned subject to a mortgage due in July 1997. The principal balance outstanding on this mortgage is $1,078,000. This property was 100% occupied at September 30, 1994. The Trust has entered into a contract to sell this property for a consideration of $2,150,000 of which $1,550,000 will be represented by a 5 year purchase money first mortgage. The Trust expects this transaction to be consummated in January, 1995.

      NEW YORK, NEW YORK - A 50% interest in an 11,620 square foot parcel of undeveloped land located on East 14th Street in Manhattan, New York. This property is owned free and clear of mortgages. The property is net leased to a parking lot operator under a 5 year lease. The lease contains provisions for early termination if the property is sold for development purposes.


      NEW YORK, NEW YORK - A 50% interest in a 10,065 square foot site located on East 72nd Street in Manhattan, New York. The property is owned free and clear of mortgages. The owner of the other 50% interest in this property, who is unaffiliated with the Trust, has agreed in an arms-length negotiation with the Trust, to acquire the Trust's 50% interest for a consideration of $3,250,000. This transaction, is expected to close in January, 1995.

      ELMONT, NEW YORK - A three story office building containing approximately 17,000 square feet of office space. The property is owned free and clear of mortgages. At September 30, 1994 approximately 64% of the space was occupied.

      HOBOKEN, NEW JERSEY - A 32,500 square foot parcel of undeveloped land. This property is owned free and clear of mortgages. The property is leased to a parking lot operator under a 10 year lease. The lease contains provisions for early termination if the property is sold for development purposes.

      MONTREAL, CANADA - The Trust owns fee title to a parcel of land in downtown Montreal, free and clear of mortgages. The property, which is improved with a 23 story office building, is net leased for a term expiring in 2061.


      BROOKLYN, NEW YORK - A two story building located on Montague Street in downtown Brooklyn, containing 4 grade level retail stores with 8,000 square feet of rentable space and 6,500 square feet of second story office space. The Trust owns fee title to this property free and clear of mortgages. A contract has been entered into to sell this property for a consideration of $2,530,000 of which $1,771,000 will be represented by a 3 year purchase money first mortgage. The transaction is expected to close in January, 1995.


      NEW YORK, NEW YORK - Two six story residential buildings located on West 172nd Street in Manhattan, New York, containing 82 apartments and 13 grade level retail stores with 9,264 square feet of rentable space. This property is leased under a net lease which expires in 2015.

      NEW YORK, NEW YORK - A 20 story residential building on First Avenue in mid Manhattan, containing 167 apartments and grade level retail space. The Trust owned the property subject to a net lease which expires in 2060. The Trust sold its interest in this property in November 1994 for a gain of ap-proximately $2,500,000.

      The Trust owns 656 cooperative apartment units in 7 separate projects, 2 of which containing 175 units are owned by BRT and located in Nassau County, New York, 3 containing 198 units are owned by BRT and located in Manhattan, 1 containing 266 units are owned by BRT and located in Queens, New York and 1 containing 17 units owned by BRT in the Bronx, New York. Since the market for the sale of cooperative apartment units in New York City and Long Island is very competitive and there is an apparent oversupply of cooperative apartments being offered for sale, the Trust's policy is to lease the units owned by it with a number of selective units at each location being held vacant for sale. At September 30, 1994 90% of the units were occupied.


RESTATED CREDIT AGREEMENT

      On September 23, 1992, an Amended and Restated Credit Agreement ("Restated Credit Agreement") was executed between BRT and the Banks. Pursuant to the Restated Credit Agreement, BRT and its wholly-owned subsidiaries granted the banks a lien on all existing and future mortgages receivable, BRT pledged the stock held by it in each existing subsidiary and each future subsidiary as collateral for the loan and

BRT caused each of its subsidiaries (and will cause any subsidiary organized by it), all of which are formed primarily to own real estate acquired by foreclosure and specific mortgages receivable, to guaranty repayment of the loans due to the Banks.

      The principal balance outstanding under the Restated Credit Agreement bears interest at 1% in excess of the agent bank's (Bankers Trust Company) prime lending rate and in addition, the agent bank receives an annual fee equal to the lesser of 1/8 of 1% of the aggregate outstanding principal balance, or $100,000. BRT cannot make any borrowings under the Restated Credit Agreement and once a principal payment is made by the Trust to the Banks it cannot be reborrowed.

      The Restated Credit Agreement extends the maturity date of the loan to June 30, 1995. If, however, the Trust satisfies certain conditions, primarily making the mandatory prepayments (described below) and meeting certain ratio tests, the Restated Credit Agreement may be extended by the Trust to June 30, 1996 and June 30, 1997, respectively. The Trust is required to make the following prepayments of principal under the Restated Credit Agreement: (i) $5,000,000 no later than June 30, 1993; (ii) $10,000,000 no later than June 30,
1994 with no more than $5,000,000 of such $10,000,000 having been paid prior to June 30, 1993; (iii) if the maturity date has been extended to June 30, 1996 an additional $10,000,000 no later than June 30, 1995, with no more than $5,000,000 of such $10,000,000 having been paid between June 30, 1993 and June 30, 1994; and (iv) if the maturity date has been extended to June 30, 1997 an additional $20,000,000 no later than June 30, 1996, with no more than $10,000,000 of such $20,000,000 having been paid between June 30, 1994 and June 30, 1995. To the extent that in any July 1 to June 30 year, the Trust makes payments in excess of the mandatory repayment for such year plus 50% of the mandatory repayment due in the next succeeding year, the excess shall be applied to the reduction of the principal payment due at maturity. The outstanding principal balance due under the Restated Credit Agreement was reduced from $92,785,000 outstanding on September 30, 1993 to $66,192,000 at September 30, 1994 and at December 1, 1994, it has been further reduced to $63,150,000. The mandatory repayment schedule has been met to date. The Trust has made the mandatory repayment due on June 30, 1995 and 47% of the mandatory repayment due on or before June 30, 1996. The Trust intends to extend the maturity date of the loan to June 30, 1996 and will likely extend the loan to June 30, 1997 and believes that it will satisfy all conditions required for the loan to be extended.

      Upon execution and delivery of the Restated Credit Agreement, the Banks and BRT entered into a Cash Collateral Agreement under which a cash collateral account was established with Bankers Trust Company. This account is the repository of a portion of capital event proceeds (proceeds from the sale of real estate and mortgages and from mortgage loan reductions and payoffs) and the Trust's excess operating cash flow. The funds in the cash collateral account are available to BRT for business purposes, including interest payments under the Restated Credit Agreement, capital improvements to real estate owned, protection of mortgages receivable and funding operating deficits. The agent bank is required to disburse funds (in an amount not greater than an approved budget) from the cash collateral account upon requisition by BRT as long as there is no monetary default under the Restated Credit Agreement. The budget for the budget period June 30,1994 was $9,000,000 and for the period July 1, 1994 to June 30, 1995 (as revised) is $12,500,000. To the extent the cash collateral account exceeds $9,000,000 at the end of any month or $10,000,000 within a month, the excess is applied to reduce principal. To the extent the cash collateral account is reduced below $9,000,000, BRT can utilize a portion of capital event proceeds and excess operating cash flow to build the account up to $9,000,000. The Restated Credit Agreement also requires a segregated interest reserve account as part of the $9,000,000 cash collateral account, amounting to approximately three months interest payments ($1,448,000 at September 30, 1994). The banks have a security interest in the cash collateral account.

      Under the Restated Credit Agreement and the Cash Collateral Agreement the Trust is authorized to maintain operating bank accounts. To the extent cash in the operating accounts exceeds $500,000 at the end of any month, such excess is to be deposited in the cash collateral account.

      Under the terms of the Restated Credit Agreement, 75% of capital event proceeds are to be applied to reduce the principal balance of the loan. The balance of capital event proceeds are to be deposited by the Trust in the cash collateral account. In October, 1994 the Banks agreed to reduce the 75% requirement to 50% on the next $6,000,000 of capital event proceeds so that the Trust could reestablish the cash collateral account up to $9,000,000. The cash collateral account has been or will be significantly depleted due to the expenditure of the funds required in the renovation of the Dover, Delaware mall (see "Business - Real Estate Owned") and for capital repairs and improvements at other properties owned.


      The Restated Credit Agreement precludes the Trust from making any mortgage loans except for purchase money mortgage loans issued in connection with the sale of properties (with limitations as to percentage of sales price, rates of interest and term). There are also specified limitations on extending loans and reducing interest rates on mortgages receivable, on obtaining financing on real estate owned and on selling real estate owned and subsidiary stock.

      Under the Restated Credit Agreement the Trust covenanted, among other covenants, (i) to provide the banks with periodic and annual financial statements, and periodic financial and other information and budgets, (ii) to maintain tangible net worth at the lesser of $55,000,000 or 55% (increasing to 60% on July 1, 1995) of total bank debt plus nonrecourse indebtedness for borrowed money (at September 30, 1994 the net worth requirement was $36,406,000) and (iii) not to permit total liabilities (excluding subordinated debt and nonrecourse indebtedness existing on September 23, 1992 or assumed in connection with a foreclosure but including all other indebtedness) to exceed two times tangible net worth plus subordinated debt.

      In the opinion of Management of the Trust, the Restated Credit Agreement and the Cash Collateral Agreement provide adequate funds for the Trust to operate its business in the ordinary course, to protect its receivables, to maintain and improve real estate owned and to dispose of assets in the ordinary course of business.

REIT QUALIFICATION


      The Trust qualifies as a real estate investment trust under the Internal Revenue Code ("Code"). Since qualification as a REIT under the Code requires the Trust to be passive in its real estate activities by managing its foreclosed properties through independent contractors, adhering to holding period requirements and qualified income rules, the Trust is precluded from taking certain actions a real estate company not seeking to qualify as a REIT might take to protect an investment.


COMPETITION

      Since the Trust is not actively engaged in lending activities it is not competing for mortgage loans. With respect to the real estate acquired by foreclosure and held for sale, the Trust will compete for tenants and potential purchasers of such properties with other owners of comparable real property in the area in which the property is located. With respect to the cooperative units owned by the Trust, there is a great deal of competition for purchasers and, pending significant improvement in the market for the sale of cooperative units, the Trust intends to rent out substantially all the units for terms of up to two years. At present the apartment rental market in the areas in which the Trust owns cooperative apartments is satisfactory.


EMPLOYEES

      The Trust has 9 full-time employees. In addition, it has entered into an agreement with REIT Management Corp. ("REIT") pursuant to which REIT acts as its advisor. At the present time, REIT, subject to supervision of the Board of Trustees, administers the Trust's investment portfolio, supervises foreclosure actions, engages in negotiations in workout situations with respect to non-earning loans and supervises and provides support services in litigation activities. REIT also supervises the maintenance and leasing and/or sale of real estate owned by the Trust. Reference is made to the Trust's Proxy Statement to be filed pursuant to Regulation 14A for information concerning the amount and method of computing REIT's fee.

      In Fiscal 1993 and 1994, the Trust engaged entities, including entities affiliated with REIT, to manage properties acquired by the Trust in foreclosure or deed in lieu of foreclosure. The management services include, among other things, rent billing and collection, maintenance, contractor negotiation, construction management and sales and leasing. In management's judgment the fees paid to REIT and entities affiliated with REIT are competitive with or less than fees that would be charged for comparable services by unrelated entities.

                        EXECUTIVE OFFICERS OF REGISTRANT

      The following sets forth the executive officers of the Trust. The business history of officers who are also Trustees will be provided in the Trust's proxy statement to be filed pursuant to Regulation 14A not later than January 30, 1995.

NAME                                   OFFICE

Fredric H. Gould                       Chairman of the Board

Marshall Rose                          Vice Chairman of the Board

Israel Rosenzweig                      President and Chief Executive
                                       Officer; Trustee

Jeffrey A. Gould                       Executive Vice President

Simeon Brinberg                        Senior Vice President; Secretary

Eugene J. Keely                        Vice President

Nathan Kupin                           Vice President; Trustee

Matthew J. Gould                       Senior Vice President

David  W. Kalish                       Vice President; Chief Financial
                                       Officer

      Jeffrey A. Gould (age 29) has been a Vice President of the Trust since January, 1988 and became Executive Vice President in March 1994. In June, 1989
he became a Vice President of One Liberty Properties, Inc.   He is also a Vice
President of Georgetown Partners, Inc., managing general partner of Gould Investors L.P.


      Simeon Brinberg (age 61), has been Secretary of the Trust since February, 1983 and Senior Vice President since November, 1988. From 1961 to September, 1988 he was a partner in the law firm of Bachner, Tally, Polevoy, Misher & Brinberg and its predecessor. In October, 1988 Mr. Brinberg became an officer of BRT and a Vice President of Georgetown Partners, Inc. In June, 1989 he became a Vice President of One Liberty Properties, Inc. Mr. Brinberg is a director of Witco Corporation.

      Eugene J. Keely (age 59) has been a Vice President of the Trust since May 1983.

      Matthew J. Gould (age 35) has been President and Chief Operating Officer of One Liberty Properties, Inc. since June, 1989 and Vice President of Georgetown OLP Corp. advisor to One Liberty Properties, Inc. since May, 1989. He has been a Vice President of the Trust since 1986 and became Senior Vice President in March 1993. He has also been a Vice President since 1986 of Georgetown Partners, Inc., Managing General Partner of Gould Investors L.P., Vice President of REIT since 1986, and a Vice President of Majestic Property Management Corp. and related entities engaged in real property management and leasing since 1986.

      David W. Kalish (age 47) has been a Vice President and Chief Financial Officer of the Trust since June, 1990. He has also been Vice President and Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June, 1990. For more than five years prior thereto, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company, and its predecessors.

Item 2.  PROPERTIES.

      The Trust's executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where it occupies approximately 14,500 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building in which the executive offices are located is owned by an affiliate of Gould Investors L.P. The Trust contributed $156,654 to the annual rent in Fiscal 1994.

      For a description of the real estate acquired by the Trust in foreclosure, see Item 1, Business; Real Estate Owned.


Item 3.  LEGAL PROCEEDINGS.

      The Trust is not a defendant in any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted during the fourth quarter of the fiscal year to a vote of the Trust's security holders.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

      The Trust's shares of Beneficial Interest ("Beneficial Shares") are listed on the New York Stock Exchange. The following table shows for the quarters indicated, the high and low sales prices of the Trust's Beneficial Shares on the New York Stock Exchange as reported on the Composite Tape.


          FISCAL YEAR ENDED SEPTEMBER 30,          HIGH         LOW

         1993
         ----
         First Quarter                            3 3/8        2 1/4
         Second Quarter                           4            3 1/8
         Third Quarter                            4 1/4        3 1/8
         Fourth Quarter                           4 1/8        3 5/8



         1994
         ----

         First Quarter                            4 3/4         3 3/4
         Second Quarter                           4 3/8         3 5/8
         Third Quarter                            4 5/8         3 1/2
         Fourth Quarter                           4 7/8         4


      As of December 1, 1994 there were approximately 2,900 holders of record of the Trust's Beneficial Shares.

      The Trust did not declare any cash distributions to shareholders during the years ended September 30, 1993 and 1994.

      The Trust qualifies as a real estate investment trust for Federal income tax purposes. In order to maintain that status, it is required to distribute to its shareholders at least 95% of its taxable income. Management believes that as a result of accumulated tax losses the Trust will not be required to make cash distributions for a number of years to maintain its real estate investment trust status. The resumption of cash distributions and the amount and timing of future distributions, if any, will be at the discretion of the Board of Trustees and will depend upon the Trust's financial condition, earnings, cash flow and other factors. The Restated Credit Agreement precludes payment of cash dividends on Beneficial

Shares unless required in order for the Trust to maintain its real estate investment trust status.

Item 6.  SELECTED FINANCIAL INFORMATION

      The following table, not covered by the report of independent certified public accountants, sets forth selected historical financial data of the Trust for each of the fiscal periods in the five years ended September 30, 1994. This table should be read in conjunction with the detailed information and financial statements of the Trust appearing elsewhere herein.


                                                       Fiscal Years Ended
                                                          September 30,
                                        -----------------------------------------------

                                        1994         1993      1992      1991      1990
                                        ----         ----      ----      ----      ----

                                          (In thousands except for per share amounts)

Operating statement data:
  Total revenues (1)                    $ 22,037   $ 18,189  $ 15,200  $ 20,631  $  31,472
  Provision for possible
   loan losses                             4,340      3,111     7,940    12,391     34,577
  Provision for valuation
   adjustment                                993      3,388        -         -         -
  Net income (loss)(2)                       195     (4,068)  ( 8,395)  (10,405)  ( 21,406)
  Calculation of net income (loss)
   applicable to common shareholders:
  Net income (loss)                          195     (4,068)  ( 8,395)  (10,405)  ( 21,406)
  Less: distributions on
   preferred stock                           270         12      -         -         -
  Net loss applicable to
   common shareholders                    (   75)    (4,080)  ( 8,395)  (10,405)  ( 21,406)
  Loss per beneficial share               (  .01)    (  .56)  (  1.14)  (  1.42)  (   2.91)

Balance sheet data:
  Total assets                            131,467     162,217   176,594   195,970   213,616
  Earning real estate
   loans (3)                               67,739      95,353   107,571   111,375   154,634
  Non-earning real estate
   loans (3)                               10,268      26,750    44,250    71,166    46,260
  Real estate owned (3)                    54,793      51,162    35,574    26,851    26,407


  Notes payable-banks                      66,192      92,785   105,000   114,800   114,800
  Subordinated note, less
   unamortized discount                      -          -        3,135     6,056     5,936
  Loans and mortgages
   payable, nonrecourse                     6,671      10,308     8,626     6,751    11,535
  Shareholders' equity                     55,024      55,099    55,804    64,199    74,604


- - -------------------------

      (1) The year ended September 30, 1993 includes a gain on the sale of marketable securities of $115,000. The years ended September 30, 1992, 1991 and 1990 include a net loss of $43,000, $141,000 and $118,000 on marketable securities, respectively.

      (2) The year ended September 30, 1992, includes an extraordinary gain of $969,000.

      (3) Earning and non-earning loans and real estate owned are presented without deduction of the related allowance for possible losses, valuation allowance, or accumulated depreciation.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

      The Trust was engaged in the business of making and participating in senior and junior real estate mortgages, secured by income producing property and to a lesser extent by unimproved real property. The Trust's investment policy emphasized short-term mortgage loans. Repayments of real estate loans in the amount of $48,513,000 are due during the twelve months ending September 30, 1995 ("Fiscal 1995"), including $18,255,000 which is due on demand. Although there has been improvement in the real estate environment, it is still diffi-cult to refinance existing commercial mortgages and, accordingly the Trust anticipates that a large portion of loans maturing in Fiscal 1995 will be extended for a fixed term or on a month to month basis. The Trust cannot estimate the principal amount of loans which will be paid down and/or paid off over the next twelve months.

      Effective September 23, 1992, the Trust entered into an Amended and
Restated

Credit Agreement ("Restated Credit Agreement") with five banks. The Restated Credit Agreement extended the maturity date of the loan to June 30, 1995, with the Trust having the right to extend for two additional one year terms if it satisfies certain conditions, principally making certain mandatory repayments and meeting certain ratios. The Trust intends to extend the maturity date of the Restated Credit Agreement to June 30, 1996 and, as of December 1, 1994 the Trust had made all mandatory repayments required by June 30, 1995 and 47% of the mandatory repayment due by June 30, 1996 and meets the required ratios. The Restated Credit Agreement precludes the Trust from engaging in any lending activities except for taking back purchase money mortgages in connection with the sale of real estate.

      Under the Restated Credit Agreement the Trust is required to apply 75% of capital event proceeds (proceeds from the sale of real property and mortgages receivable and from pay downs or payoffs of real estate loans) to reduce the principal balance due to the banks, and the balance of 25% is deposited in a cash collateral account maintained with the agent bank. The agent bank is required to disburse funds to the Trust from the cash collateral account upon requisition by the Trust, provided there is no monetary default under the Restated Credit Agreement. To the extent the cash collateral account exceeds $9,000,000 at the end of any month or $10,000,000 within a month, such excess is to be applied to reduce principal. To the extent the cash collateral account is reduced below $9,000,000, the Trust can utilize 25% of capital event proceeds and excess operating cash flow to build the account up to $9,000,000. In October, 1994, the Banks agreed to reduce the 75% requirement to 50% on the next $6,000,000 of capital event proceeds so the Trust can reestablish the cash collateral account to $9,000,000, as the Trust's requirement for funds for capital expenditures at properties owned exceeded the budget established for Fiscal 1994 by about $3,500,000. The increase in capital expenditures is due in large measure to the renovation of a shopping mall in Dover, Delaware from a retail mall to an office park at a cost of approximately $7,000,000. The Restated Credit Agreement also requires a segregated interest reserve account as part of the $9,000,000 cash collateral account, amounting to approximately three months interest payments ($1,448,000 at September 30, 1994). In addition, the Trust maintains its own operating accounts, into which all operating revenues are deposited and from which all operating expenses are paid, and to the extent the operating accounts exceed $500,000 at the end of any month, the excess is deposited into the cash collateral account.

      During the twelve months ended September 30, 1994 ("Fiscal 1994"), the Trust had an increase in cash provided by investing activities, as a result of collections from real estate loans of $22,562,000 (net of repayments to participating lenders of $5,479,000) and proceeds from the sale of real estate owned of $8,980,000, net of purchase money mortgages of $6,242,000. The cash provided by investing activities was used in part to reduce the bank debt outstanding to $66,192,000 at

September 30, 1994, a reduction of $26,593,000 from the prior year end. The Trust also paid off loans and mortgages payable in the amount of $4,822,000, $4,237,000 of which was satisfied in conjunction with two sales of real estate owned.

      The Trust intends to satisfy its short term liquidity needs from cash flow generated from interest on outstanding real estate loans, net cash flow generated from the operation of properties (all of which were acquired as a result of foreclosure, deed in lieu of foreclosure, or a confirmed plan of reorganization) and from the funds in the cash collateral account. In the opinion of Management, the Restated Credit Agreement by its terms, and the mechanics of the cash collateral account, provide adequate funds for the Trust to operate its business in the ordinary course, to protect its receivables and to operate its real estate (which includes making necessary capital improvements) and sufficient time to dispose of assets and apply the net proceeds therefrom to reduce the amounts outstanding under the Restated Credit Agreement.

      During Fiscal 1994, the Trust entered into a project to convert one of its properties held for sale, a regional mall located in Dover, Delaware, into an office park. The Trust has entered into a lease with a major insurance company, requiring the Trust to segregate the funds required for the improvements required under the lease (approximately $5,650,000) into a separate account.
The aforementioned segregated funds were deemed restricted at September 30, 1994. A modification to the existing Restated Credit Agreement has been provided by the banks, allowing the Trust to exceed its $9,000,000 budget by $1,000,000, in order to pay for the aforementioned improvements, in addition to its other operational requirements. A further modification was permitted by the banks for the Trust to exceed its $10,000,000 budget, as amended, by an additional $2,500,000. These additional funds will allow the Trust to complete the improvements required under a lease entered into with a bank at the office park, in addition to required expenditures at other real estate owned. In order for the Trust to replenish its cash collateral account, the banks have also agreed to modify the allocation on the next $6,000,000 of capital event proceeds (effective October 28, 1994) and will permit the Trust to retain 50% of such proceeds as opposed to the 25% provided in the Restated Credit Agreement.

RESULTS OF OPERATIONS

1994 VS 1993

      The Trust's loan portfolio at September 30, 1994, before giving effect to the allowance for possible losses was $78,007,000 of which $10,268,000 (13% of total real estate loans) is categorized as nonearning, as compared to $122,103,000 at September 30, 1993, of which $26,750,000 (22% of total real estate loans) is
categorized as nonearning. The $44,096,000 decrease in the loan portfolio is due to a combination of repayments of principal on real estate loans (net of repayments to participating lenders), an increase in real estate owned as a result of completion of foreclosure actions and receipt of deeds in lieu of foreclosure, and a settlement with the holder of a first mortgage for $161,000 which represented the net book value on a real estate loan on which the Trust had reserved approximately $10,000,000 in the quarter ended September 30, 1990. This is offset in part by $6,242,000 of purchase money mortgages issued by the Trust in connection with the sale of real estate.

      Real estate owned (prior to a valuation allowance of $2,717,000) increased to $54,793,000 at September 30, 1994 from $51,162,000 (prior to a valuation allowance of $3,229,000) at September 30, 1993. The increase of $3,631,000 in real estate owned is primarily a result of real estate acquired by foreclosure or deed in lieu of foreclosure at the aggregate estimated fair value of approximately $17,745,000, offset by the sale of real estate owned, with an aggregate cost basis of approximately $14,401,000 (prior to a valuation allowance of $1,505,000).

      Interest and fees on real estate loans decreased to $10,999,000 for Fiscal 1994 as compared to $12,395,000 for the twelve months ended September 30, 1993 ("Fiscal 1993"). This decrease of $1,396,000 was a result of a number of events which occurred during Fiscal 1993, including receipt of past due and accumulated interest of $440,000 upon refinancing by a borrower, collection of approximately $586,000 from court appointed receivers who operated properties securing certain loans, receipt of an $800,000 fee from a borrower as part of a workout and additional interest of $325,000 received upon repayment of two participating real estate loans secured by properties located in Texas. Interest and fees on real estate loans was also reduced in Fiscal 1994 as compared to Fiscal 1993 due to a decrease in earning real estate loans, as a result of payoffs and properties securing real estate loans becoming real estate owned. This decrease was offset in part by receipt of additional interest of approximately $1,100,000 upon payoff of a real estate loan secured by a property located in the Texas marketplace, recognition of an unamortized discount of $565,000 upon early payoff of a real estate loan, collection of approximately $480,000 from court appointed receivers who operated properties securing certain loans and the accrual of deferred interest of approximately $745,000 on another real estate loan secured by properties located in the Texas area.

      Operating income on real estate owned increased during Fiscal 1994 by $4,007,000 to $9,175,000 from $5,168,000 in Fiscal 1993. This increase was a result of an increase in the number of properties acquired in foreclosure or by deed in lieu of foreclosure, as well as the leasing of certain of the properties.

      Gain on sale of foreclosed properties held for sale for the twelve months ended September 30, 1994, was $1,507,000, as compared to $186,000 for the twelve months ended September 30, 1993. It is the policy of the Trust to offer for sale all real estate owned at prices which management believes represents fair value in the geographic area in which the property is located.

      Fiscal 1993 includes a gain on the sale of marketable securities of $115,000. There was no comparable gain during Fiscal 1994.

      Interest expense decreased by $1,015,000 in 1994 as compared to 1993 due to a decrease throughout the year of outstanding bank debt, offset by an increase in the average prime interest rate.

      The expenses for the twelve months ended September 30, 1994 include a provision for possible loan losses of $4,340,000 as compared to $3,111,000 for Fiscal 1993. A majority, or $2,950,000, of the provision was taken during the fourth quarter of Fiscal 1994, with respect to a real estate loan in which the Trust has a subordinate position in a securitized mortgage portfolio which, although interest is current, went into default in October 1994. Fiscal 1994 also includes a provision for valuation adjustment of $993,000 as compared to $3,388,000 for the prior fiscal year. Of the total valuation allowance taken during the fiscal year ended September 30, 1994, $900,000 was taken with respect to unsold shares and related proprietary leases in three cooperative apartment buildings.

      Advisor's fee decreased to $1,052,000 for the twelve months ended September 30, 1994 from $1,295,000 for the prior years comparative period. This decrease of $243,000 is a result of a decrease in total invested assets, the basis on which the advisory fee is calculated. There was a decrease in the real estate loan portion (a 1% fee is paid on real estate loans) offset by a slight increase in the real estate owned portion (a 1/2 of 1% fee is paid on real estate owned).

      Operating expenses relating to real estate owned increased in Fiscal 1994 to $5,112,000 from $3,016,000 for Fiscal 1993. The increase is a direct result of an increase in the number of properties acquired in foreclosure or by deed in lieu of foreclosure.


1993 VS 1992

      The Trust's loan portfolio at September 30, 1993, before giving effect to the allowance for possible losses, was $122,103,000, of which $26,750,000 (22% of total real estate loans) is categorized as non-earning, as compared to $151,821,000 at September 30, 1992, of which $44,250,000 (29% of total real estate loans) is
categorized as non-earning. The $29,718,000 decrease in the loan portfolio is due to a combination of repayments of principal on real estate loans (net of repayments to participating lenders) and an increase in real estate owned as a result of either completion of foreclosure actions, delivery of deeds in lieu of foreclosure, or conveyances of property as a result of consummation of reorganization plans confirmed by the Bankruptcy Court.

      Real estate owned (prior to a valuation allowance of $3,229,000) increased to $51,162,000 at September 30, 1993 from $35,574,000 at September 30, 1992.
The increase in real estate owned is primarily a result of real estate acquired by foreclosure, deed in lieu of foreclosure and conveyance of real estate as a result of confirmation and consummation of plans of reorganization, at the aggregate estimated fair value of approximately $19,532,000, and the capitalization of improvements on real estate owned. This increase was offset in part by the sale of a shopping center, a retail/office building, and an office building with an aggregate cost basis of $3,697,000, as well as the sale of unsold shares in cooperative apartments resulting in net proceeds of approximately $693,000 (net of purchase money mortgages of $970,000).

      Interest and fees on real estate loans increased to $12,395,000 for Fiscal 1993 as compared to $11,781,000 for Fiscal 1992. This increase was a result of a number of events, including receipt of past due and accumulated interest of $440,000 upon refinancing by a borrower, collection of approximately $586,000 from court appointed receivers who operated properties securing certain loans, receipt of $800,000 from a borrower as part of a workout, a receipt of addi-tional interest of $325,000 upon repayment of participating real estate loans secured by properties located in Texas, and commencement of receipt of interest on a loan from a borrower who reorganized under Chapter XI of the Bankruptcy Act. These increases were offset by payoffs and paydowns of earning real estate loans from $107,571,000 at September 30, 1992 to $95,353,000 at September 30, 1993, in addition to a slight decrease in the average prime interest rate.

      Operating income on real estate owned increased during the twelve months ended September 30, 1993 by $2,777,000 to $5,168,000 from $2,391,000 for the comparable prior fiscal year. This increase is a result of an increase in the number of properties acquired in foreclosure, deed in lieu of foreclosure, and under confirmed plans of reorganization, offset in part by the sale of an apartment building in Queens, New York in the last quarter of the fiscal year ended September 30, 1992, and a shopping center in Dayton, Ohio, during the first quarter of the current fiscal year.

      Fiscal 1993 includes a gain on the sale of marketable securities of $115,000 which took place during the first quarter of the fiscal year. There was no comparable gain during the fiscal year ended September 30, 1992, but rather a net loss on marketable securities of $43,000.

      Other income, primarily investment income, decreased by $428,000 for the fiscal year ended September 30, 1993, as compared to the prior fiscal year. This decrease was primarily due to a decrease in the average cash available to invest, in addition to a decrease in interest rates.

      Interest expense decreased for Fiscal 1993 to $7,630,000 from $9,963,000 for Fiscal 1992, as a result of a decrease in notes payable and subordinated debt, as well as a slight decrease in the average prime interest rate.

      The twelve months ended September 30, 1993 include a provision for possible loan losses of $3,111,000 as compared to a provision of $7,940,000 for the prior comparable twelve month period. Two events resulted in the majority of the provision taken during Fiscal 1993. A provision of approximately $1,500,000 was taken during the first quarter of the current fiscal year, relating to three loans to entities controlled by one borrower, as a result of a refinancing by this borrower during the following quarter. During the fourth quarter of Fiscal 1993 a provision of approximately $800,000 was taken in order to record an impaired loan at the fair value of its underlying collateral. This property was recorded as real estate owned during the first quarter of the fiscal year ended September 30, 1994, when physical possession was obtained.
The fiscal year ended September 30, 1993 also includes a provision for valuation adjustment of $3,388,000 with no comparable adjustment for the fiscal year ended September 30, 1992. Approximately 50% of the valuation adjustment was taken during the quarter ended March 31, 1993, as a result of a possible bulk sale of the shares in a cooperative apartment building located in Suffolk County in which the Trust was the holder of unsold shares. The bulk sale which was being discussed was contemplated to be at a discount from book value, and as a result the aforementioned provision was recorded. The bulk sale was consummated subsequent to the year ended September 30, 1993 at its recorded fair value as of September 30, 1993. Other valuation adjustments taken during Fiscal 1993 were as follows: (i) A strip shopping center located in Suffolk County being foreclosed upon by the holder of the first mortgage and accordingly the Trust reserved its entire position, and (ii) three properties located in New York City where there has been a decrease in value since foreclosure.

      General and administrative expenses decreased by $607,000 for the twelve months ended September 30, 1993 as compared to the prior fiscal year. These reductions are primarily due to a reduction of professional fees, in addition to a reimbursement of professional fees of approximately $232,000 from a borrower with whom a workout was in process, and a settlement with a previous borrower. These reductions were offset in part by an increase in other general and administrative costs.

      Operating expenses relating to real estate owned increased for Fiscal 1993 to $3,016,000 from $1,384,000 for Fiscal 1992. This increase of $1,632,000 is a direct result of an increase in the number of properties owned.

      The fiscal year ended September 30, 1993 includes depreciation and amortization of $544,000 as compared to $157,000 for the fiscal year ended September 30, 1992. On September 14, 1993, upon conversion of a subordinated note in the principal amount of $3,375,000 to cumulative preferred stock, the remaining unamortized discount relating to the subordinated note (approximately $240,000) was recognized. The remaining increase is due to depreciation on a property held long term for the production of income rather than for sale.

      During the year ended September 30, 1993, the Trust sold a shopping center and an office building with an aggregate cost basis of $2,335,000, at a gain of approximately $152,000, and unsold shares in cooperative corporations resulting in a net gain of $34,000. Also during Fiscal 1993 a retail/office building located in New York City with a cost basis of $1,362,000 was sold. Simultaneous with this sale an additional valuation adjustment was recognized in the amount of approximately $91,000. Fiscal year ended September 30, 1992 includes a gain on sale of real estate owned of $318,000, primarily from the sale of an apartment complex in Queens, New York.

      The fiscal year ended September 30, 1992 includes an extraordinary gain of $969,000 resulting from the transfer by the Trust of its junior participation interest in a real estate loan of approximately $2,000,000 (after an allowance for losses of $2,000,000) to the Resolution Trust Corporation in exchange for which the RTC transferred to the Trust a Subordinated Note held by it. There was no extraordinary item in Fiscal 1993.



Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          This information appears in a separate section of this report following Part IV.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


          None.


                                    PART III

      Items 10, 11, 12 and 13 will be included in the Trust's proxy statement to be filed pursuant to Regulation 14A not later than January 30, 1995.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements - The response is submitted in a separate section of this report following Part IV.

     2. Financial Statement Schedules - The response is submitted in a separate section of this report following Part IV.


     3.   Exhibits:

          3(a). Second Amended and Restated Declaration of Trust dated June 13, 1972. Incorporated by reference to
                 Exhibit 3A to Form 10-K for the year ended September
                 30, 1984.

          3(b).  First Amendment to Second Amended and Restated
                 Declaration of Trust dated August 20, 1986.
                 Incorporated by reference to the Trust's Registration Statement on Form S-2 (No. 33-8125).

          3(c).  Second Amendment to Second Amended and Restated
                 Declaration of Trust dated March 2, 1987.
                 Incorporated by reference to the Trust's
                 Registration Statement on Form S-2 (No. 33-12172).

          3(d).  Third Amendment to Second Amended and Restated
                 Declaration of Trust dated March 2, 1988.
                 Incorporated by reference to Exhibit 3D to Form 10-K for the year ended September 30, 1988.

          3(e). By-laws - Incorporated by reference to the Trust's Registration Statement on Form S-2 (No. 33-8125).

          4. Statement of Rights of Preferred Stock. Incorporated by reference to Exhibit 4 to Form 10-K for the year ended September 30, 1993.

          10(a). Advisory Agreement dated February 7, 1983 between the Trust and REIT Management Corp. Incorporated by reference to the Trust's Registration Statement on Form S-2 (No. 33-8125).

          10(b). Amended and Restated Credit Agreement dated
                 September 23, 1992.  Incorporated by reference to
                 Exhibit 1 to Form 8-K filed on October 8, 1992.

          10(c). Amendment Number 1 to Amended and Restated Credit Agreement.
                 Incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended September 30, 1993.

          10(d). Amendment Number 2 to Amended and Restated Credit Agreement.
                 Incorporated by reference to Exhibit 10(c) to Form 10-K for the year ended September 30, 1993.

          10(e). Cash Collateral Agreement dated September 23, 1992.
                 Incorporated by reference to Exhibit 2 to Form 8-K filed on October 8, 1992.

          21. Subsidiaries - Each subsidiary is 100% owned by the Trust. Filed with this Form 10-K.

          27.    Financial Data Schedule - Filed with electronic filing.

(b)       Reports on Form 8-K:
          There were no reports on Form 8-K filed in the fourth quarter of Fiscal 1994.

(c)       Exhibits - See Item 14(a) 3., above.

(d)       See Item 14(a) 2., above.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BRT REALTY TRUST


Date:  December 23, 1994            By: s/Israel Rosenzweig
                                        -------------------
                                        Israel Rosenzweig
                                       President and Trustee

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                         TITLE                DATE



s/Fredric H. Gould          Chairman of the Board      December 23, 1994
- - ------------------
Fredric H. Gould



s/Israel Rosenzweig         President (Principal       December 23, 1994
- - -------------------            Executive Officer)
Israel Rosenzweig              and Trustee



s/Patrick J. Callan         Trustee                    December 23, 1994
- - -------------------
Patrick J. Callan



_________________           Trustee                    December __, 1994
Stuart S. Gould
s/Arthur Hurand             Trustee                    December 23, 1994
- - ---------------
Arthur Hurand


s/Gary Hurand               Trustee                    December 23, 1994
- - -------------
Gary Hurand


s/Nathan Kupin              Trustee                    December 23, 1994
- - --------------
Nathan Kupin


s/Herbert C. Lust II        Trustee                    December 23, 1994
- - --------------------
Herbert C. Lust II


s/Marshall Rose             Trustee                    December 23, 1994
- - ---------------
Marshall Rose


s/David W. Kalish           Vice President             December 23, 1994
- - -----------------            (Principal Financial
David W. Kalish               and Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K
                          ITEM 8, ITEM 14(A)(1) AND (2)

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

                               September 30, 1994

The following consolidated financial statements of BRT Realty Trust are included in Item 8:

                                                                  PAGE NO.


Independent Auditors' Report                                       F-1

Consolidated Balance Sheets as of September 30, 1994 and 1993      F-2

Consolidated Statements of Operations for the three years ended
  September 30, 1994, 1993 and 1992                                F-3

Consolidated Statements of Shareholders' Equity for the three
  years ended September 30, 1994, 1993 and 1992                    F-4

Consolidated Statements of Cash Flows for the three years ended
  September 30, 1994, 1993 and 1992                                F-5-6

Notes to Consolidated Financial Statements                         F-7-22

Schedules for the year ended September 30, 1994

  XI - Real Estate and Accumulated Depreciation                    F-23-24
  XII - Mortgage Loans on Real Estate                              F-25-26




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Trustees and Shareholders
BRT Realty Trust


We have audited the accompanying consolidated balance sheets of BRT Realty Trust (the "Trust") as of September 30, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1994 and the consolidated schedules listed in the accompanying index. These consolidated financial statements and consolidated schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BRT Realty Trust as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. Further, in our opinion the consolidated schedules referred to above, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                        Kenneth Leventhal & Company


New York, New York
December 9, 1994

                                BRT REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                     ASSETS

                                                                                 SEPTEMBER 30,
                                                                           --------------------------
                                                                              1994           1993
                                                                           -----------    -----------
Real estate loans - Notes 2, 4 and 5:
    Earning interest, less unearned income                                 $    67,739    $    95,353
    Not earning interest                                                        10,268         26,750
                                                                           -----------    -----------
                                                                                78,007        122,103
      Less allowance for possible losses                                        13,321         22,637
                                                                           -----------    -----------
                                                                                64,686         99,466
                                                                           -----------    -----------
Real estate owned - Notes 3, 4 and 5:
    Foreclosed properties held for sale (except for $14,725, and
      $14,303, less accumulated depreciation of $465, and $146
      which is held long term for the production of income)                     54,793         51,162
      Less valuation allowance                                                   2,717          3,229
                                                                           -----------    -----------
                                                                                52,076         47,933
                                                                           -----------    -----------
Cash and cash equivalents - Note 5                                               1,174          1,962
Investment in U.S. Government obligations at cost,
    which approximates market                                                    1,979          7,094
Restricted cash - Notes 3 and 5                                                  7,098          1,709
Interest receivable                                                              1,319            893
Other assets                                                                     3,135          3,160
                                                                           -----------    -----------
    TOTAL ASSETS                                                           $   131,467    $   162,217
                                                                           -----------    -----------
                                                                           -----------    -----------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Notes payable - Note 5                                                 $    66,192    $    92,785
    Loans and mortgages payable, nonrecourse - Notes 3 and 5                     6,671         10,308
    Accounts payable and accrued liabilities including deposits
      of $2,205 and $2,331                                                       3,580          4,025
                                                                           -----------    -----------
    Total liabilities                                                           76,443        107,118

Commitments and contingencies -  Notes 2, 3, 4, 5, 8 and 9                      -              -

Shareholders' equity - Note 7:
    Preferred shares, $1 par value:
      Authorized 10,000 shares, issued - 1,030 shares                            1,030          1,030
    Shares of beneficial interest, $3 par value:
      Authorized number of shares, unlimited, issued
       - 7,538 shares                                                           22,614         22,614
    Additional paid-in capital, net of distributions of $4,698
      and $4,428                                                                84,184         84,454
    Accumulated deficit                                                        (50,469)       (50,664)
                                                                           -----------    -----------
                                                                                57,359         57,434
    Cost of 192 treasury shares of beneficial interest                          (2,335)        (2,335)
                                                                           -----------    -----------
    Total shareholders' equity                                                  55,024         55,099
                                                                           -----------    -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $   131,467    $   162,217
                                                                           -----------    -----------
                                                                           -----------    -----------

See accompanying notes to consolidated financial statements.

                                BRT REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                 -----------------------------------------
                                                                      1994           1993           1992
                                                                 -----------    -----------    -----------
Revenues:
  Interest and fees on real estate loans - Note 2                $    10,999    $    12,395    $    11,781
  Operating income on real estate owned                                9,175          5,168          2,391
  Net gain on sale of foreclosed properties held for sale              1,507            186            318
  Net gain (loss) on marketable securities                                 -            115            (43)
  Other, primarily investment income                                     356            325            753
                                                                 -----------    -----------    -----------

    Total Revenues                                                    22,037         18,189         15,200
                                                                 -----------    -----------    -----------

Expenses:
  Interest -  notes payable, loans payable,
    and subordinated notes  - Note 5                                   6,615          7,630          9,963
  Provision for possible loan losses - Note 4                          4,340          3,111          7,940
  Provision for valuation adjustment - Note 4                            993          3,388              -
  Advisor's fees - Note 8                                              1,052          1,295          1,240
  General and administrative - Note 8                                  3,224          3,273          3,880
  Operating expenses relating to real estate owned
    including interest on mortgages of $427, $291,
    and $235                                                           5,112          3,016          1,384
  Depreciation and amortization                                          506            544            157
                                                                 -----------    -----------    -----------

    Total Expenses                                                    21,842         22,257         24,564
                                                                 -----------    -----------    -----------

Income (loss) before extraordinary gain                                  195         (4,068)        (9,364)
Extraordinary gain - Note 5                                               -               -            969
                                                                 -----------    -----------    -----------

Net income (loss)                                                $       195    $    (4,068)   $    (8,395)
                                                                 -----------    -----------    -----------
                                                                 -----------    -----------    -----------

Calculation of net loss applicable to common shareholders:
  Net income (loss)                                              $       195    $    (4,068)   $    (8,395)
  Less: distributions on preferred stock                                 270             12              -
                                                                 -----------    -----------    -----------

Net loss applicable to common shareholders                       $       (75)   $    (4,080)   $    (8,395)
                                                                 -----------    -----------    -----------
                                                                 -----------    -----------    -----------
Loss Per Share of Beneficial Interest:
  Loss before extraordinary gain                                 $      (.01)   $      (.56)   $     (1.27)
  Extraordinary gain                                                       -              -            .13
                                                                 -----------    -----------    -----------

    Net loss                                                     $      (.01)   $      (.56)   $     (1.14)
                                                                 -----------    -----------    -----------
                                                                 -----------    -----------    -----------

Weighted average number of
  common shares outstanding                                        7,346,624      7,346,624      7,346,624
                                                                 -----------    -----------    -----------
                                                                 -----------    -----------    -----------

See accompanying notes to consolidated financial statements.

                                BRT REALTY TRUST

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1992, 1993, AND 1994
                             (AMOUNTS IN THOUSANDS)



                                                    SHARES OF        ADDITIONAL
                                     PREFERRED      BENEFICIAL        PAID-IN         ACCUMULATED
                                       STOCK         INTEREST         CAPITAL           DEFICIT
                                   ------------   -------------   ---------------    -------------
Balances, September 30, 1991       $          -   $      22,614   $        82,121    $     (38,201)

Net loss                                      -               -                 -           (8,395)
                                   ------------   -------------   ---------------    -------------

Balances, September 30, 1992                  -          22,614            82,121          (46,596)

Conversion of debt to equity with
 the issuance of 1,030 shares
 of preferred stock                       1,030               -             2,345                -

Distributions - Preferred Stock               -               -               (12)               -

Net loss                                      -               -                 -           (4,068)
                                   ------------   -------------   ---------------    -------------

Balances, September 30, 1993              1,030          22,614            84,454          (50,664)

Distributions - Preferred Stock               -               -              (270)               -

Net income                                    -               -                 -              195
                                   ------------   -------------   ---------------    -------------

Balances, September 30, 1994       $      1,030   $      22,614   $        84,184    $     (50,469)
                                   ------------   -------------   ---------------    -------------
                                   ------------   -------------   ---------------    -------------

See accompanying notes to consolidated financial statements.

                                BRT REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                 -----------------------------------------
                                                                      1994           1993           1992
                                                                 -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                              $       195    $    (4,068)   $    (8,395)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Provision for possible loan losses                               4,340          3,111          7,940
      Provision for valuation adjustment                                 993          3,388              -
      Amortization and depreciation                                      506            544            157
      Extraordinary gain on settlement of debt                             -              -           (969)
      Recognition of discount upon premature payoff
        of real estate loans                                            (565)             -            (90)
      Net gain on sale of real estate and foreclosed property         (1,507)          (186)          (318)
      Net (gain) loss on marketable securities                             -           (115)            43
      Capitalization of earned interest income to loan
        balance in accordance with agreements                            (13)           (24)          (648)
      (Increase) decrease in interest receivable                        (426)           879             20
      (Decrease) increase in accounts payable and
        accrued liabilities                                             (302)           460           (554)
      (Decrease) increase in deferred revenues                           (81)          (260)            54
      (Increase) decrease in rent receivable                             (48)           234           (397)
      Decrease (increase) in escrow deposits                              12            466           (198)
      Increase in deferred costs                                           -            (74)          (332)
      Other                                                              (76)          (281)          (215)
                                                                 -----------    -----------    -----------

Net cash provided by (used in) operating activities                    3,028          4,074         (3,902)
                                                                 -----------    -----------    -----------
Cash flows from investing activities:
  Collections from real estate loans                                  28,041         26,709          8,631
  Proceeds from participating lenders                                      -            172            115
  Additions to real estate loans                                        (944)        (2,779)        (2,434)
  Repayments to participating lenders                                 (5,479)       (13,572)        (3,645)
  Net costs capitalized to real estate owned                          (1,663)        (1,710)        (3,010)
  Net costs applied to previously established allowances                   -              -           (600)
  Proceeds from sale of real estate owned                              8,980          3,529          4,731
  (Decrease) increase in deposits payable                               (126)          (189)           471
  Decrease (increase) in investments
    in U.S. Government obligations                                     5,115         (5,108)         2,216
  Sale of marketable securities                                            -            345              -
  Other                                                                  (48)            38            (91)
                                                                 -----------    -----------    -----------

Net cash provided by investing activities                             33,876          7,435          6,384
                                                                 -----------    -----------    -----------

Cash flows from financing activities:
  Bank repayments                                                    (26,593)       (12,215)        (9,800)
  Proceeds from loans payable                                              -              -          1,838
  Payoff/paydown of loan and mortgages payable                        (5,503)          (337)          (123)
  (Increase) decrease in restricted cash                              (5,389)           149         (1,858)
  Other                                                                 (207)           (28)          (105)
                                                                 -----------    -----------    -----------

Net cash used in financing activities                                (37,692)       (12,431)       (10,048)
                                                                 -----------    -----------    -----------
Net decrease in cash and cash equivalents                               (788)          (922)        (7,566)
Cash and cash equivalents at beginning of year                         1,962          2,884         10,450
                                                                 -----------    -----------    -----------
Cash and cash equivalents at end of year                         $     1,174    $     1,962    $     2,884
                                                                 -----------    -----------    -----------
                                                                 -----------    -----------    -----------

See accompanying notes to consolidated financial statements.

                                BRT REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                             (AMOUNTS IN THOUSANDS)

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                      -----------------------------------------
                                                                           1994           1993           1992
                                                                      -----------    -----------    -----------
Supplemental disclosures of cash flow information:

  Cash paid during the year for interest expense                      $     7,493    $     7,834    $    11,514
                                                                      -----------    -----------    -----------
                                                                      -----------    -----------    -----------

Supplemental schedule of noncash investing and financing activities:

  Transfer of nonearning real estate loans
    to foreclosed properties at fair value,
    including in-substance foreclosures                               $    17,745    $    19,532    $    18,045

  Nonrecourse mortgage obligations relating
    to properties acquired through  foreclosure,
    including in-substance foreclosure                                        609          1,005          2,318

  Transfer of  third-party senior participating
    interest in a real estate loan to a mortgage
    payable upon acquisition of a property
    through foreclosure                                                     1,495              -              -

  Loan payable incurred in conjunction with partial
    funding of outstanding commitment                                           -          2,000              -

  Conveyance of real estate owned at fair value                                 -              -          2,165

  Termination of nonrecourse mortgage payable
    upon conveyance of real estate owned                                        -              -          2,159

  Recognition of valuation allowance upon sale of
    real estate owned                                                       1,505              -              -

  Recognition of allowance for previously
    provided losses                                                        13,656          3,716         10,628

  Recognition of allowance for previously provided
    losses upon adoption of new accounting policy                               -              -          5,909

  Exchange of real estate loan at fair value, as
    consideration for repayment of subordinated debt                            -              -          2,053

  Purchase money mortgages from sale of real
    estate owned                                                            6,242          1,030              -

  Conversion of subordinated debt to 1,030 shares
    of preferred stock                                                          -          3,375              -

See accompanying notes to consolidated financial statements.

                                BRT REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)



NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION; BASIS OF PREPARATION

          The consolidated financial statements include the accounts of BRT Realty Trust, its wholly-owned subsidiaries, and its majority-owned or controlled real estate entities. Material intercompany items and transactions have been eliminated. Many of the wholly-owned subsidiaries were organized to take title to various properties acquired by BRT Realty Trust. BRT Realty Trust and its subsidiaries are hereinafter referred to as the Trust.

          INCOME TAX STATUS

          The Trust qualifies as a real estate investment trust under Sections 856-860 of the Internal Revenue Code.

          The Trustees may, at their option, elect to operate the Trust as a business trust not qualifying as a real estate investment trust. It is the present intention of the Trustees to operate the Trust as a qualifying real estate investment trust.

          INCOME RECOGNITION

          Effective for the year ended September 30, 1994, the Trust elected early adoption of Statement of Financial Accounting Standards No. 118 ("FASB 118"), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", which would be effective for the Trust's fiscal year ending September 30, 1996. FASB 118 amends FASB 114 (see Allowance for Possible Losses), by eliminating the provisions that describe how creditors should report income on impaired loans, thereby allowing creditors to use existing methods for recognizing interest income on impaired loans. In addition, FASB 118 amends the disclosure requirements in FASB 114 to require information about the recorded investment in certain impaired loans and the creditor's recognition of interest income related to those impaired loans. (See Note 2).

          Income and expenses are recorded on the accrual basis of accounting for both financial reporting and income tax purposes. The Trust does not accrue interest or rental income on impaired loans or real estate owned where, in the judgment of management and the Trustees, collection of interest or rent according to the contractual terms is considered doubtful. Among the factors the Trust considers in making an evaluation of the collectibility of interest or rent are, the status of the loan or property, the financial condition of the borrower or tenant and anticipated future events. Loan discounts are amortized over the life of the real estate loan using the constant interest method. (See Allowance for Possible Losses and Valuation Allowance on Real Estate Owned).

          Loan commitment and extension fee income is deferred and recorded as income over the life of the commitment and loan. If a loan subsequently becomes nonearning, the unamortized portion of the fee is offset against the loan balance. If a committed loan is not taken by the borrower, the unamortized commitment fee is recognized as income at that time.

          DEBT DISCOUNT

          Debt discount is amortized over the life of the related debt obligation using the constant interest method.

          ALLOWANCE FOR POSSIBLE LOSSES

          Effective for the year ended September 30, 1993, the Trust elected early adoption of Statement of Financial Accounting Standards No. 114 ("FASB 114"), "Accounting by Creditors for Impairment of a Loan", which would be effective for the Trust's fiscal year ending September 30, 1996. FASB 114 defines impairment as the probability that all amounts due under a loan agreement will not be collected according to the contractual terms, and requires the valuation of impaired loans based on either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Trust measures the impairment of its real estate loans based upon the fair value of the underlying collateral which is determined on an individual loan basis. In arriving at the fair value of the collateral, numerous factors are considered, including, market evaluations of the underlying collateral, operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuations, the fair value of the underlying collateral securing the impaired real estate loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense. The adequacy of the allowance is predicated on the assumption that the Trust will be able to hold assets and dispose of, or realize, the assets in the ordinary course of business. Adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions including the terms and availability of long term permanent financing for the property, or other relevant factors vary significantly from those assumed in estimating the allowance for possible losses. The existing allowances will be either increased or decreased based upon future valuations, with a corresponding increase or reduction in the provision for loan losses.

          Since the Trust had previously evaluated impaired loans at the lower of recorded investment or fair value, the adoption of FASB 114 did not have a material impact on the Trust's financial statements.

          VALUATION ALLOWANCE ON REAL ESTATE OWNED

          Real estate owned assets held for sale are valued at the lower of cost or fair value, on an individual asset basis. Upon evaluating the property, many indicators of value are considered, including current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property at the time of foreclosure. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as a valuation allowance. If the value of the property subsequently increases, the valuation allowance will be reduced.

          Effective September 30, 1992, the Trust elected early adoption of Statement of Position 92-3 ("SOP 92-3") "Accounting for Foreclosed Assets", which would have been effective for the fiscal year ending September 30, 1993 ("Fiscal 1993"). Since the Trust evaluated foreclosed assets at the lower of cost or fair value, the adoption of SOP 92-3 did not have a material impact on the Trust's financial statements.

          REAL ESTATE OWNED

          Foreclosed properties (real estate acquired by foreclosure or by a deed in lieu of foreclosure) are recorded at estimated fair value, net of foreclosure costs, at the time of foreclosure. In subsequent periods, individual foreclosed assets held for sale are valued at the lower of the recorded cost or estimated fair value, as described in the previous paragraph; and if required, a valuation allowance is recognized. Assets acquired through foreclosure and held for sale, are not depreciated, while assets held long-term for the production of income are depreciated over their estimated useful lives. Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans and costs incurred to extend the life or improve the assets subsequent to foreclosure are capitalized. With respect to the operating properties, operating income and expenses are reflected in the statement of operations. For residential apartment units acquired through foreclosure which are subject to an offering for the sale of units or cooperative shares, the net effect of income and expenses is applied to the basis of the asset to the extent that fair value is not exceeded.

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          In December 1991, the Financial Accounting Standards Board issued Statement No. 107, "Disclosures about Fair Value of Financial Instruments," effective for fiscal years ending after December 15, 1992. The statement requires disclosure about fair value for all financial instruments for which it is practicable to estimate that value. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Cash and short term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

          Real estate loans: The earning mortgage loans of the Trust have either variable interest rate provisions, which are based upon a margin over the prime rate, or are currently fixed at effective interest rates which approximate market. At September 30, 1994 these interest rates are reflective of current market conditions for these loans. Accordingly, the carrying amounts of the earning, non-impaired mortgage loans approximate their fair values. For earning loans which are impaired and non-earning loans, the Trust has valued them based upon the fair value of the underlying collateral. Accordingly, their carrying amounts are recorded at fair value.

          Notes, loans and mortgages payable: The Trust determined the estimated fair value of its debt by discounting future cash payments at their effective rates of interest, which approximate current market rates of interest for similar loans. Accordingly, there is no material difference between their carrying amount and fair value.

          PER SHARE DATA

          Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each year, after giving effect to dividends relating to the Trust's preferred stock. The preferred stock, issued on September 14, 1993, is not considered a common stock equivalent for the purpose of computing primary earnings per share in Fiscal 1994. The assumed exercise of outstanding share options, using the treasury stock method, is antidilutive for the primary earnings per share computation for the years ended September 30, 1994, 1993 and 1992.

          Fully diluted earnings per share of beneficial interest amounts are based on an increased number of common shares that would be outstanding assuming the exercise of common share options and the conversion of preferred stock to shares of beneficial interest at the year end market price. Since fully diluted earnings per share of beneficial interest amounts are antidilutive, such amounts are not presented.

          CASH EQUIVALENTS

          Cash equivalents consist of highly liquid investments, primarily money market type U.S. Government obligations, with maturities of three months or less when purchased.

          RECLASSIFICATION OF FINANCIAL STATEMENTS

          Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation.

NOTE 2 -  REAL ESTATE LOANS

          At September 30, 1994, information as to real estate loans is summarized as follows:

                                                                                              Not
                                                                             Earning        Earning
                                                                 Total       Interest       Interest
                                                            -----------    -----------    -----------
          First mortgage loans:
            Long-term:
              Residential                                   $     1,603    $     1,603    $         -
            Short-term (five years or less):
              Shopping centers/retail                             3,679          3,679              -
              Industrial buildings                                4,249          4,249              -
              Office buildings                                    7,969          7,969              -
              Residential (multiple family units)                33,614         33,037            577
              Hotels                                              1,339          1,339              -
              Miscellaneous                                       2,289          2,289              -

          Second mortgage loans:
            Shopping centers/retail                               3,331            187          3,144
            Office buildings                                        691            691              -
            Residential (multiple family units)                  17,196         12,104          5,092
            Hotel                                                 1,000              -          1,000

          Wraparound mortgages                                    1,063            608            455
                                                            -----------    -----------    -----------

                                                                 78,023         67,755         10,268
          Unearned income                                           (16)           (16)             -
                                                            -----------    -----------    -----------

                                                            $    78,007    $    67,739    $    10,268
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------

          A summary of loans at September 30, 1993 is as follows:

          First mortgage loans                              $    81,533    $    75,423    $     6,110
          Second mortgage loans                                  39,844         19,204         20,640
          Wraparound mortgages                                    1,315          1,315              -
                                                            -----------    -----------    -----------

                                                                122,692         95,942         26,750
          Unearned income                                          (589)          (589)             -
                                                            -----------    -----------    -----------

                                                            $   122,103    $    95,353    $    26,750
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------

          Of the real estate loans not earning interest at September 30, 1994 and 1993, $10,268 and $26,750, respectively were deemed impaired (as defined in FASB 114) as it is probable that the Trust will be unable to collect all amounts due according to the contractual terms. Allowances for possible losses were provided for all such non-earning loans, with the exception of loans in the amount of $577 and $5,445 at September 30, 1994 and 1993, respectively. Of the real estate loans earning interest at September 30, 1994 and 1993, $11,009 and $11,279, respectively, were deemed impaired and all are subject to allowances for possible losses.

          For the years ended September 30, 1994, 1993 and 1992, respectively, an average $29,653, $47,656 and $70,287 of real estate loans were deemed impaired, on which $1,733, $2,146 and $2,264 of interest income was recognized.

          The Trust's earning loans generally provided for interest rates which were related to the prime rate, whereas the new purchase money mortgages have fixed interest rates, with incremental annual increases. The weighted average interest rate on earning loans was 9.51% and 10.63% at September 30, 1994 and 1993, respectively.

          Annual maturities of real estate loans receivable during the next five years, reflect revised maturities as a result of debt restructurings and are summarized as follows:


          Years Ending September 30, . . . . . . . . . .         Amount
          --------------------------                             ----------
          1995 . . . . . . . . . . . . . . . . . . . . .         $   48,513
          1996 . . . . . . . . . . . . . . . . . . . . .              4,768
          1997 . . . . . . . . . . . . . . . . . . . . .              7,203
          1998 . . . . . . . . . . . . . . . . . . . . .              4,252
          1999 . . . . . . . . . . . . . . . . . . . . .                413
          2000 and thereafter. . . . . . . . . . . . . .             12,874
                                                                 ----------

          Total before unearned income                               78,023
            Unearned income                                             (16)
                                                                 ----------

          Total                                                  $   78,007
                                                                 ----------
                                                                 ----------

          The Trust's portfolio consists of (i) senior and junior mortgage loans, secured by residential and commercial property, 59% of which are located principally in the New York metropolitan area, and (ii) 21% by participating senior mortgage loans, secured by garden apartment developments in the Dallas/Fort Worth, Houston and Austin, Texas areas.

          Although there has been some improvement in real estate lending by institutional lenders, it is still difficult to refinance existing commercial mortgages and sell properties. If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many attributes of the loan receivable, including the value of the collateral, the financial strength of the borrower and past payment history. Management anticipates that similar conditions will continue for a period of time with respect to the availability of financing from lenders and sales of cooperative units. Accordingly, extensions are expected to be granted for a significant portion of those loans maturing during Fiscal 1995. Of the $48,513 of real estate loans receivable which mature in Fiscal 1995, $23,576 were extended during the fiscal year ended September 30, 1994. The Trust received $21 in extension fees.

          Over the past three years, the Trust has restructured certain loans. Although maturities were extended and interest rates were reduced, principal remained unchanged. The effects of interest rate reductions which were applicable to real estate loans aggregating approximately $25,700, are insignificant as compared to what the Trust would have otherwise received for the year ended September 30, 1994. If all loans classified as nonearning were earning interest at their contractual rates for the years ended September 30, 1994, 1993 and 1992, interest income would have increased by $748, $2,157 and $4,371, respectively.

          The Trust's interests in wraparound mortgages are subject to underlying mortgages aggregating $3,919 at September 30, 1994. Senior participations in the Trust's loans at September 30, 1994 and 1993 amounted to approximately $24,000 and $26,000, respectively.

          At September 30, 1994 there are loans to various partnerships and corporate entities with common principals. The two largest relationships had aggregate principal balances outstanding of approximately $14,500 (net of senior participations of approximately $5,000) and $9,400, respectively. Of the total interest and fees earned on real estate loans during the fiscal year ended September 30, 1994, 21% and 5% related to these relationships, respectively.


NOTE 3 -  REAL ESTATE OWNED

          A summary of real estate owned, for the year ended September 30, 1994 is as follows:

                                          September 30,                                                           September 30,
                                              1993                                     Collections/                   1994
                                           Properties      Additions       Costs       Sales/Other       Gain      Properties
                                           ----------      ---------                   -----------        on       ----------
                                           No.   Amount   No.   Amount  Capitalized   No.    Amount      Sale     No.    Amount
                                           ---   ------   ---   ------  -----------   ---    ------      ----     ---    ------
          Residential units-shares of
           cooperative corporations (b)    12   $14,114    1   $ 4,944      $621      (8)  $(13,499)     $876      5  $   7,056
          Shopping centers/retail (c)       6    22,069    6     8,840       884      (3)    (3,424)      631      9     29,000
          Office                            4     9,223    -         -        98       -        (42)        -      4      9,279
          Improved land                     1     1,135    2     3,961         -       -          -         -      3      5,096
          Unimproved land                   5      4767    -         -        60      (1)         -         -      4      4,827
                                          ---  --------  ---  --------    ------     ---  ---------    ------     --  ---------
                                           28    51,308    9    17,745     1,663     (12)   (16,965)    1,507     25     55,258

           Less:  Valuation Allowance       -      3,229   -       993         -             (1,505)               -      2,717
                  Depreciation              -       146    -       319         -       -          -                -        465
                                          ---  --------  ---  --------    ------     ---  ---------    ------     --  ---------
                                           28   $47,933    9   $16,433    $1,663     (12)  $(15,460)   $1,507     25  $  52,076
                                          ---  --------  ---  --------    ------     ---  ---------    ------     --  ---------
                                          ---  --------  ---  --------    ------     ---  ---------    ------     --  ---------
                                                                    (a)

          (a) The additions to real estate owned were acquired through either foreclosure or dead in lieu of foreclosure. One of the shopping centers acquired is subject to a non-recourse mortgage payable of $1,495.

          (b) During the fiscal year ended September 30, 1994, two apartment/retail buildings located in midtown Manhattan were sold to One Liberty Properties, Inc. ("One Liberty"), a related party, for a consideration of $5,525. This property was encumbered by a non-recourse mortgage of approximately $2,637. The transaction and sales price were approved by the Board of Trustees of the Trust, including the independent trustees, subject to the receipt of an independent appraisal. After receipt of the independent appraisal substantiating the purchase price of $5,525, the transaction was completed, resulting in a gain to the Trust of approximately $625. Simultaneous with the consummation of the transaction, the mortgage of approximately $2,637 was satisfied.

               The property was sold subject to a long-term lease with a current annual rent of $550, which annual rent increases by $50 every five years (the next increase will be in 1999). For a period of ten years from closing, the Trust will receive fifty percent of any premium which One Liberty receives under the lease as a result of a conversion of the leasehold position to cooperative ownership.

               One Liberty owns 203,767 shares of beneficial interest and 1,030,000 shares of preferred stock of the Trust, and has approximately 14.7% of the total voting power of the Trust.




NOTE 3 -  REAL ESTATE OWNED (Continued)

          Another significant sale was of unsold shares and related proprietary leases in a cooperative apartment building located in Suffolk County, New York, in which the Trust had a net book value of approximately $2,897 (net of a valuation allowance of $1,250). The "cooperative apartments" were sold in bulk, to one purchaser, for a net sales price of approximately $2,698 including a purchase money mortgage of $2,150. This property was encumbered with a non-recourse loan payable of approximately $1,838 which was satisfied at closing at a discount of $238. This transaction resulted in a gain of approximately $39.

     (c) During Fiscal 1994, the Trust acquired by deed in lieu of foreclosure a regional mall located in Dover, Delaware which secured a real estate loan. This property was recorded at its estimated fair value at time of foreclosure of approximately $4,034 (subject to a non-recourse mortgage payable of $1,495). During the latter part of Fiscal 1994, the Trust began the conversion of the mall into a corporate center. A lease was entered into with a major insurance company, requiring the Trust to segregate funds for improvements (approximately $5,650 which is included in restricted cash) into a separate escrow account. Subsequent to the year ended September 30, 1994, a second lease was entered into with a bank, requiring additional funds for improvements under said lease. See Note 5 regarding funding of the aforementioned improvements.

     Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 1994 are as follows:

          Years Ending September 30, . . . . . . . . . .         Amount
          --------------------------                             -------
          1995 . . . . . . . . . . . . . . . . . . . . .         $ 4,879
          1996 . . . . . . . . . . . . . . . . . . . . .           4,317
          1997 . . . . . . . . . . . . . . . . . . . . .           3,978
          1998 . . . . . . . . . . . . . . . . . . . . .           3,670
          1999 . . . . . . . . . . . . . . . . . . . . .           2,798

NOTE 4 - ALLOWANCE FOR POSSIBLE LOSSES AND VALUATION ALLOWANCE ON REAL ESTATE OWNED

          As discussed in Note 1, the Trust adopted SOP 92-3 effective September 30, 1992, "Accounting for Foreclosed Assets." Upon adoption of this accounting policy, each real estate owned asset is valued at the lower of cost or fair value, whereby any previously provided allowance prior to adoption is recognized. If future evaluations result in a diminution in the value of the property, the reduction should be recognized as a valuation allowance. If the value of the property subsequently increases, the valuation allowance should be reduced.

          Further, as discussed in Note 1, the Trust adopted FASB 114 during the fiscal year ended September 30, 1993. FASB 114 requires the valuation of impaired loans based on either the present value of expected future cash flows or the fair value of the underlying collateral. The Trust measures the impairment of its real estate loans based upon the fair value of the underlying collateral which is determined on an individual loan basis. If the valuation is less than the recorded investment in the loan an allowance is created with a corresponding charge to expense. The existing allowance will be either increased or decreased based upon future valuations with a corresponding increase or reduction in the provision for loan losses.

          The Trust evaluates its portfolio of mortgage loans and real estate owned held for sale on an individual asset basis, comparing the amount at which the asset is carried to its estimated fair value, as applicable. In making its evaluations, the Trust considers many indicators of asset impairment and value including current and expected operating income and expected capitalization rates. The Trust has assumed that it will be able to acquire property collateralizing mortgage loans by foreclosure if deemed appropriate, and hold and dispose of such assets and real estate currently owned in the ordinary course of business, to maximize the return to the Trust. The Trust has also assumed that it will not be required to liquidate assets other than in the ordinary course of business, in order to repay debt (see Note 5). The evaluations and related assumptions are dependent upon current estimates of future operations, proceeds, costs, events, and general market and economic conditions, all of which are influenced by many unpredictable factors. Accordingly, the ultimate realizations of the Trust's assets, including future income, may differ from amounts presently estimated.

          In view of the fact that difficulties in the real estate market existed during the three years ended September 30, 1994, particularly in the New York metropolitan area, the primary real estate market served by the Trust as discussed in Note 2, and the continued general lack of liquidity in the real estate industry, the Trust recorded provisions for possible losses aggregating $4,340, $3,111 and $7,940 ($4,120 relating to real estate loans and $3,820 to real estate owned) during the years ended September 30, 1994, 1993 and 1992, respectively. A majority, or $2,950,000, of the provision for possible loan losses recorded during the year ended September 30, 1994, was taken against a real estate loan in which the Trust has a subordinate position in a securitized mortgage portfolio which, although interest is current, went into default in October 1994.

          The Trust recorded provisions for valuation adjustment of $993 and $3,388 for the years ended September 30, 1994 and 1993, respectively. There was no valuation allowance at September 30, 1992.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOSSES AND VALUATION ALLOWANCE ON REAL ESTATE OWNED (Continued)

          An analysis of the allowance for possible losses is as follows:

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                      -----------------------------------------
                                                                           1994           1993           1992
                                                                      -----------    -----------    -----------
          Balance at beginning of year                                $    22,637    $    23,242    $    32,674
          Provision for possible loan losses                                4,340          3,111          7,940
          Costs applied to previously established allowances                    -              -           (600)
          Write-off of allowances                                         (13,656)        (3,716)       (10,863)
          Recognition of allowance upon adoption
            of new accounting policy (Note 3)                                   -              -         (5,909)
                                                                      -----------    -----------    -----------
                Balance at end of year                                $    13,321    $    22,637    $    23,242
                                                                      -----------    -----------    -----------
                                                                      -----------    -----------    -----------

          The allowance for possible losses applies to assets aggregating $20,700 at September 30, 1994, $32,583 at September 30, 1993 and
          $50,000 at September 30, 1992.

          The allowance for possible losses consists of the following components:

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                      -----------------------------------------
                                                                           1994           1993           1992
                                                                      -----------    -----------    -----------
          Excess of carrying value plus estimated cost
            to complete and market, over estimated
            selling price                                             $     3,003    $     2,792    $     2,362
          Valuation adjustment                                              9,464         19,675         19,624
          Estimated holding period costs                                      854            170          1,256
                                                                      -----------    -----------    -----------

                                                                      $    13,321    $    22,637    $    23,242
                                                                      -----------    -----------    -----------
                                                                      -----------    -----------    -----------

          An analysis of the valuation allowance is as follows:

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                      -----------------------------------------
                                                                           1994           1993           1992
                                                                      -----------    -----------    -----------
          Balance at beginning of year                                $     3,229    $         -    $         -
          Provision for valuation adjustment                                  993          3,388              -
          Write-off of valuation adjustment
            upon sale of real estate owned                                 (1,505)          (159)             -
                                                                      -----------    -----------    -----------

                  Balance at end of year                              $     2,717    $     3,229    $         -
                                                                      -----------    -----------    -----------
                                                                      -----------    -----------    -----------

          The valuation allowance applies to assets aggregating $13,917 at September 30, 1994 and $16,678 at September 30, 1993.

NOTE 5 -  DEBT OBLIGATIONS

          Debt obligations consist of the following:

                                                                   September 30,
                                                            --------------------------
                                                                1994           1993
                                                            -----------    -----------
          Notes payable, credit agreement                   $    66,192    $    92,785
                                                            -----------    -----------
                                                            -----------    -----------

          Loans and mortgages payable, nonrecourse          $     6,671    $    10,308
                                                            -----------    -----------
                                                            -----------    -----------

          On September 23, 1992 an Amended and Restated Credit Agreement (the "Agreement") was executed between the Trust and five banks, which were parties to an existing credit agreement. Simultaneously with the execution, the Trust reduced the principal amount outstanding to $105,000 by paying $9,800 to the banks. Pursuant to the Agreement, the Trust granted the banks a lien on all mortgages receivable and pledged the stock of its wholly-owned subsidiaries, which own all of the Trust's real estate, to the banks. During the fiscal year ended September 30, 1993 the interest held by a governmental agency in the Agreement (approximately 17% of the Trust's indebtedness) was sold at a public auction. Subsequently, an entity related to the Trust, One Liberty, purchased approximately 29% of the 17% portion of the indebtedness purchased at a public sale by an unrelated entity.

          The principal balance bears interest at the prime lending rate plus 1%, and in addition, the "Agent Bank", which represents the five banks involved in the Agreement, receives an annual fee equal to the lesser of 1/8 of 1% of the aggregate outstanding principal balance or $100. The Trust is precluded from making any mortgage loans except for specified unfunded commitments and purchase money mortgage loans in connection with the sale of properties (with limitations as to percentage of sale price, rates of interest and term). The Trust must maintain tangible net worth at the lesser of $55,000 or 55% (60% starting July 1, 1995) of the sum of total bank debt plus the aggregate amount of all nonrecourse indebtedness incurred for borrowed money (as defined). Total liabilities (excluding subordinated debt and any nonrecourse indebtedness existing as of the date of the Agreement, or assumed in connection with the exercise of remedies under a mortgage loan) can not exceed two times the sum of tangible net worth plus subordinated debt. The Agreement extends the maturity date to June 30, 1995 with two, one year options based on satisfying certain ratios and principal payments. The Trust is required to make mandatory principal payments of $10,000 no later than June 30, 1995, and $20,000 no later than June 30, 1996. Once a principal payment is made by the Trust to the banks it may not be re-borrowed. To the extent that in any July 1 to June 30 year, the Trust makes payments in excess of the mandatory repayment due for such year plus 50% of the mandatory repayment due in the next succeeding year, the excess shall be applied to the reduction of the principal payment due at maturity. The requirements through June 30, 1995 have been satisfied and assuming the Trust exercises its right to extend for the first, one year term, as of December 1, 1994 approximately $9,369 has been paid towards the required $20,000 June 30, 1996 principal payment.

          Upon execution of the Agreement, the Trust entered into a Cash Collateral Agreement which establishes a cash collateral account with the Agent Bank. This account is the repository of a portion of all defined capital event proceeds and excess operating cash flow. The funds in the cash collateral account are available to the Trust for specific business purposes, including interest payments, capital improvements to real estate owned, protection of mortgages receivable and funding operating deficits. The cash collateral account which the banks have a security interest in, is not restricted as to use other than an amount equal to three months interest totaling $1,448 at September 30, 1994. The Agent Bank is required to disburse funds (in an amount not greater than an approved budget) from the cash collateral account on requisition by the Trust as long as there is no monetary default. The budget, for the budget period July 1, 1993 to June 30, 1994 was $9,000 and for the period July 1, 1994 to June 30, 1995 (as revised), is $12,500. To the extent the cash collateral account exceeds $9,000 at the end of any month, or $10,000 within a month, the Agent Bank may apply such excess to reduce principal. Under the terms of the Agreement, 75% of capital event proceeds (as defined) is to be applied to reduce principal. The balance of capital event proceeds is to be deposited into the cash collateral account. The Agreement also authorizes the Trust to maintain cash in operating accounts up to $500. Any excess is to be deposited into the cash collateral account at the end of each month. During the fourth quarter of Fiscal 1994, a modification to the Agreement has been permitted by the banks, allowing the Trust to exceed its $9,000 budget by $1,000 in order to pay for the improvements required under the lease entered into with a major insurance company at the corporate center in Dover, Delaware (see Note
          3). Further modification was permitted by the banks, subsequent to September 30, 1994, for the Trust to exceed its budget by another $2,500, bringing the total permitted excess to $3,500. The additional funds will allow the Trust to complete improvements required under the lease entered into with a bank, at the Delaware Corporate Center, in addition to expenditures anticipated for real estate which is held long term for the production of income. In addition, in order for the Trust to replenish its cash collateral account, the banks have also agreed to modify the split of the next $6,000 of capital event proceeds (effective October 28, 1994) and will permit the Trust to retain 50% of such proceeds as opposed to the 25% which is currently provided in the Agreement.

          In 1986 the Trust issued a floating rate subordinated note to a financial institution. This note provided for monthly payments of interest at prime plus 2% with the entire principal due in 1996. The financial institution which purchased and owned the subordinated note was taken over by the Resolution Trust Corporation ("RTC"). The same institution also participated, as a senior participant in an approximately $81,000 mortgage receivable secured by 108 properties located in the metropolitan New York City area. The Trust's junior participation in this loan had a carrying amount (which approximated fair value) of $2,053 on September 23, 1992 at which time, after extensive negotiations, the Trust transferred its junior participation to the RTC, and One Liberty paid cash of $2,250 to the RTC, in exchange for which the RTC transferred $3,266 of the principal amount with a carrying amount of $3,022 of the subordinated note to the Trust and $3,375 of the principal amount to One Liberty, who thereupon extended the subordinated note to December 31, 1997 and was given a first mortgage lien on certain real estate owned by the Trust. During the year ended September 30, 1992, the Trust recorded an extraordinary gain of $969 on the transfer of the participation in settlement of the subordinated debt obligation.

          On September 14, 1993, 1,030 $1.00 par value shares of newly issued, Series A cumulative convertible preferred stock of the Trust were issued to One Liberty in exchange for the cancellation of the subordinated note with a principal amount of $3,375. On December 4, 1992 the Trust's independent directors approved the exchange of this subordinated note for the preferred shares of the Trust, and on April 30, 1993, this exchange was approved by the Trust's shareholders. The preferred shares provide for cumulative annual dividends of $.2622 per share, payable quarterly and are convertible into shares of beneficial interest on a one-for-one basis, and have one vote per share. In addition, the preferred shares may be redeemed in whole or in part by the Trust, at its option, at prices ranging from $3.57 per share in 1994 to $3.28 per share after July 1, 2001. The Trust has agreed with the banks that it will not redeem such shares prior to December 31, 1997.

          During the first quarter of Fiscal 1993, the Trust funded one of its unfunded commitments, as specified in the Agreement, which consisted of a $3,000 real estate loan receivable with a $2,000 loan payable. The loan payable bears interest at prime +1% with monthly principal amortization of $28, maturing in January 1996. The balance at September 30, 1993 and 1994 is $1,805 and $1,472 respectively. The underlying collateral for the said loan receivable consists of a 50% partnership interest in which the Chairman and Vice Chairman of the Board of Trustees of the Trust hold the other 50% partnership interest. As of September 30, 1993, $2,637 is included in loans and mortgages payable representing an amount borrowed from a financial institution to pay off a senior participation. This loan which was paid in full in Fiscal 1994 was nonrecourse and was secured by the senior participation interest reacquired by the Trust. Additionally, the Trust has non-recourse mortgages payable on foreclosed property as of September 30, 1994 and 1993 of $5,200 and $5,866, respectively. These loans and mortgages payable bear interest at rates ranging from 8.75% to 11.25% per annum, and mature November, 1995 to June, 1997, although $1,005 is currently due on demand.


NOTE 6  - FEDERAL INCOME TAXES

          Cumulative taxable loss since inception is less than cumulative loss reported for financial statement purposes principally because a substantial portion of the allowance for possible losses has not yet been deducted for tax purposes.

          The taxable loss is expected to be approximately $621 less than the financial statement income during Calendar 1994.

          At December 31, 1993, the Trust had available tax operating loss carryforwards of $33,000 of which $2,469 will expire in 2005, $2,638 will expire in 2006, $13,605 will expire in 2007 and $14,288 will expire in 2008.

NOTE 7 -  SHAREHOLDERS' EQUITY

          DISTRIBUTIONS

          There were no distributions on the Trust's shares of beneficial interest declared during the years ended September 30, 1992, 1993, and 1994.

          STOCK OPTIONS

          On March 4, 1991 the Board of Trustees granted, under the 1988 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan) options to purchase a total of 412,000 shares of beneficial interest at $3.50 per share to a number of officers and employees of the Trust. On May 20, 1991 the Board of Trustees granted, also under the 1988 Stock Option Plan, options to purchase a total of 50,000 shares of beneficial interest at $3.625 per share to certain trustees of the Trust.
          Options are exercisable at per share amounts at least equal to the fair market value of the Trust's beneficial shares at the date of grant. The options are cumulatively exercisable at the rate of 25% per annum, commencing after six months, and expire five years after the date of grant. A maximum of 500,000 shares of beneficial interest were reserved for issuance under the 1988 Stock Option Plan, of which 38,000 remain available at September 30, 1994. At September 30, 1994 options to purchase 449,500 shares are exercisable.

          On May 22, 1984 the Board of Trustees adopted a stock option plan. A maximum of 300,000 shares of beneficial interest were reserved for issuance, of which 31,581 remain available for grant, to the Trust's officers and employees. Options are granted at per share amounts at least equal to their fair market value at the date of grant. The options are cumulatively exercisable at the rate of 20% per annum, commencing after one year, and expire five and one-half years after granting. During the fiscal year ended September 30, 1994 no options were granted and no options remain unexercised.

          Changes in the number of shares under all option arrangements are summarized as follows:


                                                                   Year Ended September 30,
                                                         -----------------------------------------
                                                           1994            1993             1992
                                                         --------        --------         --------
          Outstanding at beginning of period              462,000         462,000          462,000
          Granted                                               -               -                -
          Option price per share granted                        -               -                -
          Exercisable at end of period                    449,500         334,000          218,500
          Expired                                               -               -                -
          Outstanding at end of period                    462,000         462,000          462,000
          Option prices per share outstanding         $3.50-$3.63     $3.50-$3.63    $3.50 - $3.63

                                      F-20

NOTE 8 -  ADVISOR'S COMPENSATION AND CERTAIN TRANSACTIONS

          Certain of the Trust's officers and trustees are also officers, directors and shareholders of REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. The agreement, which expires on December 31, 1998, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are charged to operations at a rate of 1% on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $1,052, $1,295, and $1,240 for the years ended September 30, 1994, 1993 and 1992, respectively. REIT reduced its advisory fees by 20% for the year ended September 30, 1992. Commencing in the year ended September 30, 1993, such 20% reduction was discontinued.

          The borrower may pay fees to REIT for services rendered in arranging and restructuring significant loans by the Trust. These fees, which are allowed by the advisory agreement, on loans arranged on behalf of the Trust and which are paid directly by the borrower to REIT. There were no such fees paid to REIT during the three years ended September 30, 1994.

          A company with the same shareholders as REIT manages certain foreclosed properties for the Trust under renewable year-to-year agreements. Management fees and leasing/selling commissions incurred for the years ended September 30, 1994, 1993 and 1992 aggregated $617, $706, and $547, respectively.

          A law firm in which the partners are officers of the Trust, received fees directly from borrowers of the Trust totalling approximately $67 and $95, for the years ended September 30, 1994 and 1993, respectively.

          The Chairman and Vice Chairman of the Board of Trustees of the Trust hold similar positions in One Liberty (Notes 3 and 5) and are executive officers of the managing general partner and are general partners of Gould Investors L.P. During the years ended September 30, 1994, 1993 and 1992, allocated general and administrative expenses charged to the Trust by Gould Investors L.P. aggregated $1,264, $1,283, and $1,205, respectively.


NOTE 9 -  COMMITMENT

          In August 1984, the Board of Trustees approved a non-contributory pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salaries. Pension expense approximated $100, $113, and $92 during the years ended September 30, 1994, 1993 and 1992, respectively.

NOTE 10 - QUARTERLY FINANCIAL DATA   (UNAUDITED)


                                   1st Quarter    2nd Quarter    3rd Quarter    4th Quarter     Total
                                   Oct.-Dec.      Jan.-March     April-June     July-Sept.     For Year
                                   ---------      ----------     ----------     ----------     --------
                                                                  1994
                                   -------------------------------------------------------------------------
          Revenues                 $    4,546     $    5,633     $    5,983     $    5,875     $  22,037
          Provision for
            possible loan losses   $      438     $      952     $        -     $    2,950     $   4,340
          Provision for valuation
            adjustment             $        -     $        -     $      993     $        -     $     993
          Net income ( loss)       $       (2)    $      424     $      793     $   (1,020)    $     195
          Per share                $     (.01)    $      .05     $      .10     $     (.15)    $    (.01)(a)

                                                                  1993
                                   -------------------------------------------------------------------------
          Revenues                 $    4,458     $    4,987     $    4,828     $    3,916     $  18,189
          Provision for
            possible loan losses   $    1,500     $        -     $      211     $    1,400     $   3,111
          Provision for valuation
            adjustment             $        -     $    1,725     $    1,413     $      250     $   3,388
          Net loss                 $   (1,006)    $     (618)    $     (649)    $   (1,795)    $  (4,068)
          Per share                $     (.14)    $     (.08)    $     (.09)    $     (.25)    $    (.56)(a)



          Per share earnings represent primary earnings per beneficial share.
          (a)  Calculated on weighted average shares outstanding for the fiscal year.

                                BRT REALTY TRUST
             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 1994
                             (Amounts in Thousands)


                                                                            Cost Capitalized
                                             Initial Cost to Company    Subsequent to Acquisition

                                                       Building and                      Carrying
Description                  Encumbrances    Land      Improvements     Improvements       Costs
- - --------------------------------------------------------------------------------------------------
Residential
  Manhattan, NY               $    ---     $    607      $  2,853         $    858       $     91
  Miscellaneous                    ---          515         2,061               64              7

Shopping Centers/Retail
  Rock Springs, WY               1,804          600         2,483               58             28
  Philadelphia, PA                 ---        3,075        11,160              490            ---
  Dover, DE                      1,313          775         3,195              335            ---
  Miscellaneous                  2,083        3,717         2,877              102            105

Office
  Manhattan, NY                    ---          987         3,948              242             33
  Miscellaneous                    ---          648         3,035              350             36

Improved Land
  Miscellaneous                    ---        5,096           ---              ---            ---

Unimproved Land
  Miscellaneous                    ---        4,642           ---              ---            185
                             ---------------------------------------------------------------------
TOTAL                         $  5,200     $ 20,662      $ 31,612         $  2,499       $    485
                             ---------------------------------------------------------------------
                             ---------------------------------------------------------------------
                                                                                               (a)


                               Gross Amount at Which Carried at
                                      September 30, 1994                                                         Depreciation
                                                                                                                   Life for
                                         Building and                 Accumulated       Date of         Date     Latest Income
                              Land       Improvements        Total    Depreciation    Construction    Acquired     Statement
- - ------------------------------------------------------------------------------------------------------------------------------
Residential
  Manhattan, NY            $    607       $  3,802         $  4,409         ---                         Apr-90           ---
  Miscellaneous                 515          2,132            2,647         ---                        Various           ---

Shopping Centers/Retail
  Rock Springs, WY              600          2,569            3,169         ---                         Jan-92           ---
  Philadelphia, PA            3,075         11,650           14,725         465                         Apr-93      40 Years
  Dover, DE                     775          3,530            4,305         ---                         Oct-93           ---
  Miscellaneous               3,717          3,084            6,801         ---                        Various           ---

Office
  Manhattan, NY                 987          4,223            5,210         ---                         Sep-92           ---
  Miscellaneous                 648          3,421            4,069         ---                        Various           ---

Improved Land
  Miscellaneous               5,096            ---            5,096         ---                        Various           ---

Unimproved Land
  Miscellaneous               4,827            ---            4,827         ---                        Various           ---
                           -----------------------------------------------------
TOTAL                      $ 20,847       $ 34,411         $ 55,258        $465
                           -----------------------------------------------------
                           -----------------------------------------------------
                                                                 (b)         (c)             (d)

                                BRT REALTY TRUST
             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 1994
                             (Amounts in Thousands)

Notes to the schedule:

(a) With respect to residential apartment units acquired through foreclosure which are subject to an offering for sale of units or cooperative shares, the net effect of income and expenses is applied to the basis of the asset to the extent that the realizable value is not exceeded. With respect to the other operating properties, all operating income and expenses are reflected in the consolidated Statement of Operations.

(b)  Total foreclosed properties                        $  55,258 (1)
          Less:  Accumulated depreciation                     465
                 Valuation allowance                        2,717
                                                         --------

     Net foreclosed properties                           $ 52,076
                                                         --------
                                                         --------

     (1) For Federal income tax purposes, the aggregate cost of foreclosed properties is approximately $43,000.

(c) Assets acquired through foreclosure which are held long term for the production of income are depreciated, while those held for sale are not depreciated.

(d)  Information not readily obtainable.

(e) A reconciliation of real estate owned, including in-substance foreclosures is as follows:

                                                  Years Ended September 30,
                                               1994         1993         1992
                                             ----------------------------------
Balance at beginning of year                 $ 47,933     $ 35,574     $ 23,924

Additions:
Foreclosures, including in-substance
  foreclosures                                 17,745       19,532       18,045
Improvements                                    1,102          987          609
Carrying costs                                    562          723        3,001
Recognition of valuation allowance
  upon sale of property                         1,505          ---          ---
Repayments to participants                        ---          ---          354
Other                                             ---            5           33
                                             ----------------------------------
                                               68,847       56,821       45,966
                                             ----------------------------------
Deductions:
Sales/conveyances                              15,459        5,513        6,778
Allowances for possible losses                    ---          ---        3,614
Provision for valuation adjustment                993        3,229          ---
Depreciation                                      319          146          ---
                                             ----------------------------------
                                               16,771        8,888       10,392
                                             ----------------------------------
Balance at end of year                       $ 52,076     $ 47,933     $ 35,574
                                             ----------------------------------
                                             ----------------------------------

                                BRT REALTY TRUST
                  SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 1994
                             (Amounts in Thousands)

                                                                                                                        Principal
                                                                                                                     Amount of Loans
                                                                                                                       Subject to
                                                  Final                                                    Carrying     Delinquent
                          # of                   Maturity                           Prior    Face Amount   Amount of    Principal
   Description            Loans   Interest Rate    Date    Periodic Payment Terms   Liens   of Mortgages   Mortgages   of Interest
- - ------------------------------------------------------------------------------------------------------------------------------------
First mortgage loans:
  Long Term:
    Miscellaneous
         $0-$589            31                                                      $  --       $ 1,603      $ 1,536        $  --

Short Term:
  Cooperative Apartments -   1    8.0%           Oct-96   Interest monthly,            --         2,150        2,150           --
    Islip, NY                                               principal at maturity
  Secured Loan -             1    Libor + 1.5%   Sep-96   Interest monthly,            --         2,289        1,789           --
    Kansas City, MO                                         principal at maturity
  Garden Apartments -        1    Prime + 2.1%   Oct-94   Interest monthly,            --         2,310        2,310           --
    Spring Valley, NY                                       principal at maturity
  Underlying Mortgage -      1    6.0%          Jan-2000  Interest monthly,            --         2,835        2,835           --
    Bronx, NY                                               principal at maturity
  Office Building -          1    Prime + 1.0%   Jun-98   Interest monthly,            --         2,900        2,900           --
    Brooklyn, NY                                            principal at maturity
  Industrial Building -      1    10.5%          Apr-95   Interest and principal       --         3,556        3,556           --
    Queens, NY                                              monthly
  Office Building -          1    Prime + 2.5%   Jun-95   Interest monthly @ a         --         4,750        3,000           --
    Fairway, KS                                             minimum of 9% ,
                                                            principal at maturity
  Garden Apartments -        1    Prime + 2%     May-95   Interest monthly @           --         8,321        8,321           --
    Carrolton, TX                                           9.5% plus portion of
                                                            cash flow, principal
                                                            at maturity
  Underlying Mortgage -      1    9.0%          Aug-2002  Interest monthly,            --         9,371        9,371           --
    Queens, NY                                              principal at maturity
  Miscellaneous
         $0-$399            12                                                         --         3,189        2,769           --
         $400-$999          11                                                         --         7,214        7,214          577
         $1,000-$1,749       3                                                         --         4,255        3,349           --

Junior mortgage loans:
  Shopping centers:
    Miscellaneous
         $0-$1,859           4                                                      8,612         3,331          997        3,144
  Office:
    Miscellaneous
         $0-$699             1                                                      2,377           691          691           --

 Residential:
   Garden Apts. -            1    10%            Mar-95   Interest monthly @        3,255         2,263        2,263           --
     Bedford, TX                                            10.0% plus portion of
                                                            cash flow, principal
                                                            at maturity
  Garden Apts., NJ           1    10.8%          Demand   Interest monthly,       129,322         4,210        1,106        4,210
                                                            principal at maturity
  Garden Apts. -             1    Prime + 2%     Jan-95   Interest monthly @        5,190         6,182        6,182           --
    Arlington, TX                                           9.5% plus portion of
                                                            cash flow, principal
                                                            at maturity
  Miscellaneous
         $0-$499             4                                                     16,063           883           --          882
         $500-$1,919         2                                                     40,969         3,657        1,739           --

Hotel:
  Miscellaneous              1                                                     12,000         1,000           --        1,000
Wraparound mortgages:
  Miscellaneous
         $0-$549             3                                                      4,709         1,063          608          455
                          ------                                                 ---------------------------------------------------
                            84                                                   $222,497       $78,023      $64,686      $10,268
                          ------                                                 ---------------------------------------------------
                          ------                                                 ---------------------------------------------------


                                BRT REALTY TRUST
                  SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 1994
                             (Amounts in Thousands)


Notes to the schedule:

(a) The following summary reconciles mortgages receivable at their carrying values:

                                                         September 30,
                                             -----------------------------------
                                                1994         1993         1992
                                             -----------------------------------

Balance at beginning of year                 $  99,466    $ 128,579    $ 152,794

Additions:
Advances under real estate loans                   944        2,779        2,434
Repayments to participating lenders              5,479       13,572        3,290
Capitalization of earned interest
  income to loan balance in accor-
  dance with agreements                             13           24          648
Recognition of discount upon
  premature payoff of real estate loans            565          ---           90
Purchase money mortgages from
  sale of real estate owned                      6,242        1,030          ---
Loan payable in conjunction with
  partial funding of outstanding
  commitment                                       ---        2,000          ---
Other                                              ---            1          ---

                                             -----------------------------------
                                               112,709      147,985      159,256
                                             -----------------------------------

Deductions:
Collections of principal                        28,041       26,709        8,631
Proceeds from participating lenders                ---          172          115
Provision for possible loan losses               4,340        3,111        4,115
Investments transferred to
  foreclosed properties, including in-
  substance foreclosures, net                   15,642       18,527       15,727
Release of M/R as consideration for
  forgiveness of subordinated debt                 ---          ---        2,053
Partial write off of real estate loans
  upon foreclosure                                 ---          ---           30
Other                                              ---          ---            6

                                             -----------------------------------
                                                48,023       48,519       30,677
                                             -----------------------------------
Balance at end of year                       $  64,686    $  99,466    $ 128,579
                                             -----------------------------------
                                             -----------------------------------

(b) The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.