Form 10-Q
period 1994-12-31
BRT REALTY TRUST
filed 1995-02-13
CIK 14846

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of

                    the Securities Exchange Act of 1934

             For the quarterly period ended December 31, 1994

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

                 7,346,624 Shares of Beneficial Interest,
             $3 par value, and 1,030,000 shares of Series A cumulative convertible preferred stock, $1 par value outstanding on February 8, 1995

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                       Yes __X___      No______

                         Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                       BRT REALTY TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                       December 31, September 30,
                                            1994        1994
                                        ---------   ------------
                                       (Unaudited)   (Audited)
Assets:
  Real estate loans - Note 3:
    Earning interest,
      less unearned income              $ 66,544       $ 67,739
    Not earning interest                  10,123         10,268
                                        --------       --------
                                          76,667         78,007
    Less allowance for possible losses    14,342         13,321
                                        --------       --------
                                          62,325         64,686

  Real estate owned - Note 4:
    Foreclosed properties held for sale,
      (except for $14,730 and $14,725
      less accumulated depreciation of
      $557 and $465, which is held long
      term for the production of income)  55,606         54,793
    Less valuation allowance               2,717          2,717
                                        --------       --------
                                          52,889         52,076
                                        --------       --------
  Cash and cash equivalents                4,296          1,174
  Investments in U.S. Government
    obligations, at cost, which
    approximates market                    1,262          1,979
  Restricted cash                          3,521          7,098
  Interest receivable                      1,307          1,319
  Other assets                             3,306          3,135
                                        --------       --------
          Total assets                  $128,906       $131,467
                                        ========       ========

Liabilities and Shareholders' Equity
Liabilities:
  Notes payable                         $ 62,920       $ 66,192
  Loans and mortgages payable,
    nonrecourse                            6,478          6,671
  Accounts payable and accrued
    liabilities, including deposits
    of $2,073 and $2,205                   3,534          3,580
                                        --------       --------
          Total liabilities               72,932         76,443

Shareholders' Equity - Note 2:
  Preferred shares - $1 par value:
    Authorized 10,000 shares,
    Issued - 1,030 shares                  1,030          1,030
  Shares of beneficial interest,
    $3 par value:
    Authorized number of shares -
      unlimited
    Issued - 7,538 shares                 22,614         22,614
  Additional paid-in capital net of
    distributions of $4,765 and $4,698    84,116         84,184
  Accumulated deficit                    (49,451)       (50,469)
                                        --------       --------
                                          58,309         57,359

  Cost of 192 treasury shares of
    beneficial interest                   (2,335)        (2,335)
                                        --------       --------
    Total shareholders' equity            55,974         55,024
    Total liabilities and               --------       --------
      shareholders' equity              $128,906       $131,467
                                        ========       ========
See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In Thousands except for Per Share Data)

                                           Three Months Ended
                                                December 31,
                                            1994        1993
                                           ------------------
Revenues:
  Interest and fees
    on real estate loans                $  1,644       $  2,127
  Operating income on real
    estate owned                           2,187          2,207
  Gain on sale of foreclosed
    properties held for sale               2,527            146
  Other, primarily investment
    income                                   112             66
                                        --------       --------
          Total revenues                   6,470          4,546
                                        --------       --------
Expenses:
  Interest-notes payable and
    loans payable                          1,569          1,747
  Provision for possible
    loan losses                            1,021            438
  Advisor's fee                              225            288
  General and administrative                 724            813
  Operating expenses relating
    to real estate owned
    including interest
    on mortgages                           1,758          1,138
  Depreciation and amortization              155            124
                                        --------       --------
         Total expenses                    5,452          4,548
                                        --------       --------
  Net Income (Loss)                     $  1,018       $ (    2)
                                        ========       ========

  Calculation of net income (loss)
    applicable to common shareholders:
  Net Income (Loss)                     $  1,018       $ (    2)

  Less: distribution on preferred stock       67             67
  Net Income (loss) applicable to common--------       --------
      shareholders                      $    951       $ (   69)
  Income (loss) per share of            ========       ========
    Beneficial Interest - Note 2:
    Primary                             $    .13       $ (  .01)
                                        ========       ========
    Fully Diluted                       $    .12       $ (  .01)
                                        ========       ========
  Weighted average number of
    common shares outstanding - Note 2:
    Primary                            7,346,624      7,346,624
                                       =========      =========
    Fully Diluted                      8,414,696      7,346,624
                                       =========      =========
                        STATEMENT OF ACCUMULATED DEFICIT

  Accumulated deficit,
    beginning of period                 $(50,469)      $(50,664)
  Net Income (Loss)                        1,018        (     2)
  Accumulated deficit,                  --------       --------
    end of period                       $(49,451)      $(50,666)
                                        ========       ========


See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                          Three Months Ended
                                              December 31,
                                          ------------------
                                          1994          1993
                                          ----          ----
Cash flow from operating activities:
  Net Income (Loss)                     $  1,018       $ (    2)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activites:
      Provision for possible loan losses   1,021            438
      Amortization and depreciation          155            124
      Gain on sale of foreclosed
        properties                        (2,527)        (  146)
      Capitalization of earned interest
        income to loan balance in
        accordance with agreements        (    8)        (    4)
      Decrease in interest receivable         12             43
      Increase in accounts payable
        and accrued liabilities               93             21
      Decrease in deferred revenues       (    6)        (   20)
      Increase in rent and other
        receivables                       (   28)        (   68)
      Decrease (increase) in escrow
        deposits                             346         (  170)
      Other                               (  229)        (  131)
Net cash provided by (used in)          --------       --------
  operating activities                    (  153)            85
                                        --------       --------
Cash flows from investing activities:
  Collections from real estate loans         524          3,242
  Additions to real estate loans          (  126)        (  777)
  Repayments to participating lenders     (    8)        (  300)
  Net costs capitalized to real estate
    owned                                 (3,757)        (  363)
  Proceeds from sale of real estate
    owned                                  6,309          1,272
  Increase (decrease) in deposits payable (  133)            31
  Decrease in investment in U.S.
    Government obligations                   716            577
  Other                                   (  294)            23
                                        --------       --------
Net cash provided by investing activities  3,231          3,705
                                        --------       --------
Cash flow from financing activities:
  Bank repayments                         (3,272)        (2,165)
  Payoff/paydown of loan and mortgages
    payable                               (  193)        (1,759)
  Decrease in restricted cash              3,577            123
  Other                                   (   68)             -
                                        --------       --------
Net cash provided by (used in)
  financing activities                        44         (3,801)
                                        --------       --------
Net increase (decrease) in cash
  and cash equivalents                     3,122         (   11)
Cash and cash equivalents at
  beginning of period                      1,174          1,962
Cash and cash equivalents at            --------       --------
  end of period                         $  4,296       $  1,951
                                        ========       ========

                       BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                 (In Thousands)
                                        Three Months Ended
                                            December 31,
                                         ------------------
                                          1994         1993
                                          ----         ----

Supplemental disclosure of cash
flow information:
  Cash paid during the period for
    interest expense                    $  1,715       $  1,951
                                        ========       ========
Supplemental schedule of noncash
    investing and financing activities:
  Transfer of nonearning real estate
    loans to foreclosed properties at
    fair market value,                  $  2,310       $ 17,745
  Nonrecourse mortgage obligations
    relating to property acquired
    through foreclosure, including
    in substance foreclosure                   -            609
  Transfer of third-party senior
    participating interest in a real
    estate loan to a mortgage payable
    upon acquisition of a property
    through foreclosure                        -          1,495
  Recognition of valuation allowance upon
    sale of real estate owned                  -          1,250
  Recognition of allowance for previously
    provided loan losses                       -         11,434
  Purchase money mortgages from sale of
    real estate owned                      1,352          3,191

See Accompanying Notes to Consolidated Financial Statements.

                     BRT REALTY TRUST AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

     The accompanying interim unaudited consolidated financial statements as of December 31, 1994 and for the three months ended December 31, 1994 and 1993 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three months ended December 31, 1994 are not necessarily indicative of the results for the full year.

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

     These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Trust's Annual Report on Form
10-K for the year ended September 30, 1994.

Note 2 - Per Share Data

     Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each period, after giving effect to dividends relating to the Trust's preferred stock. The preferred stock issued on September 14, 1993, is not considered a common stock equivalent for the purposes of computing primary earnings per share.

     The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the three months ended
December 31, 1994 and is anti-dilutive for the three months ended
December 31, 1993.

     Fully diluted earnings per share of beneficial interest amounts are based on an increased number of common shares that would be outstanding assuming the conversion of preferred stock to shares of beneficial interest and the exercise of common share options at the average price per common share during the three months ended December 31, 1994. The fully diluted per share computation for the three months ended December 31, 1994 is dilutive with the addition of 1,030,000 shares upon conversion of the preferred stock and 38,072 shares upon exercise of the common share options.

Note 3 - Real Estate Loans

     If all loans classified as not earning were earning interest at their contractual rates for the three month periods ended
December 31, 1994 and 1993, interest income would have increased by approximately $237,000 and $130,400, respectively.

Note 4 - Real Estate Owned

     During the three months ended December 31, 1994, the Trust acquired a garden apartment property located in Spring Valley, New York by deed-in-lieu of foreclosure which was recorded at $2,310,000, the estimated fair value at the time of foreclosure. The Trust also sold three properties resulting in a net gain of $2,527,000. The most significant sale related to a retail/apartment building in Manhattan, New York which was sold for a gross sale price of $4,750,000 and resulted in a gain of approximately $2,515,000.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Trust was engaged in the business of making and participating in senior and junior real estate mortgages, secured by income producing property and to a lesser extent by unimproved real property. The Trust's investment policy emphasized short-term mortgage loans. Repayments of real estate loans in the amount of $47,082,000 are due during the twelve months ending December 31, 1995, including $18,652,000 which are due on demand. The Trust anticipates that a large portion of loans maturing during the twelve months ending December 31, 1995, will be extended for a fixed term or on a month to month basis. The Trust can not estimate the principal amount of loans which will be paid down and/or paid off over the next twelve months.


     Effective September 23, 1992 the Trust entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement") with five banks. The Restated Credit Agreement extended the maturity date of the loan to June 30, 1995, with the Trust having the right to extend for two additional one year terms, if it satisfies certain conditions, principally making certain mandatory repayments and meeting certain ratios. The Trust intends to extend the maturity date of the Restated Credit Agreement to June 30, 1996 and as of February 6, 1995 the Trust had made all mandatory repayments required by June 30, 1995 and 50% of the mandatory repayment due by June 30, 1996 (the maximum amount applicable to June 30, 1996 which it can repay prior to June 30, 1995) and meets the required ratios. The Restated Credit Agreement precludes the Trust from engaging in any lending activities except for taking back purchase money mortgages in connection with the sale of real estate.

     Under the Restated Credit Agreement, commencing July 1, 1994, the Trust is required to apply 75% of capital event proceeds (proceeds from the sale of real property and mortgages receivable and from pay downs or payoffs of real estate loans) to reduce the principal balance due to the banks and the balance of 25% is deposited in a cash collateral account maintained with the agent bank. The agent bank is required to disburse funds to the Trust from the cash collateral account upon requisition by the Trust, provided there is no monetary default under the Restated Credit Agreement. To the extent the cash collateral account exceeds $9,000,000 at the end of any month or $10,000,000 within a month, such excess is applied to reduce principal. To the extent the cash collateral account is reduced below $9,000,000, the Trust can utilize a portion of capital event proceeds and excess operating cash flow to build the account up to $9,000,000. In October 1994, the Banks agreed to reduce the 75% requirement to 50% on the next $6,000,000 of capital event proceeds so the Trust could reestablish the cash collateral account to $9,000,000, as the Trust's requirement for funds for capital expenditures at properties owned exceeded the budget established for fiscal 1994 by about $3,500,000. The increase in capital expenditures is due in large measure to the renovation of a shopping mall in Dover, Delaware from a retail mall to an office park at a cost of approximately $7,000,000. The Restated Credit Agreement also requires a segregated interest reserve account as part of the $9,000,000 cash collateral account, amounting to approximately three months interest payments ($1,494,000 at December 31, 1994). In addition, the Trust maintains its own operating accounts, into which all operating revenues are deposited and from which all operating expenses are paid, and to the extent the operating accounts exceed $500,000 at the end of any month, the excess is deposited into the cash collateral account.

     The Trust intends to satisfy its short term liquidity needs from cash flow generated from interest on outstanding real estate loans, net cash flow generated from the operation of properties (all of which were acquired as a result of foreclosure, by deed in lieu of foreclosure, or pursuant to a confirmed plan of reorganization) and from the funds in the cash collateral account. In the opinion of Management, the Restated Credit Agreement, by its terms, and the mechanics of the cash collateral account, provide adequate funds for the Trust to operate its business, in the ordinary course, to protect its receivables and to operate its real estate (which includes making necessary capital improvements) and sufficient time to dispose of assets and apply the net proceeds therefrom to reduce the amounts outstanding under the Restated Credit Agreement.
     During the year ended September 30, 1994, the Trust entered into a project to convert one of its properties held for sale, a regional mall located in Dover, Delaware, into an office park. The Trust entered into a lease with a major insurance company, requiring the Trust to segregate the funds required for the improvements required under the lease (approximately $5,650,000) into a separate account. The balance of the aforementioned segregated funds of $2,026,000 at December 31, 1994 were deemed restricted. A modification to the existing Restated Credit Agreement has been provided by the banks, allowing the Trust to exceed its $9,000,000 budget by $1,000,000, in order to pay for the aforementioned improvements, in addition to its other operational requirements. A further modification was permitted by the banks for the Trust to exceed its $10,000,000 budget, as amended, by an additional $2,500,000. The additional funds will allow the Trust to complete the improvements required under a lease entered into with a bank at the Dover office park, in addition to required expenditures at other real estate owned. In order for the Trust to replenish its cash collateral account, the banks also agreed to modify the allocation on the next $6,000,000 of capital event proceeds (effective October 28, 1994) and permit the Trust to retain 50% of such proceeds as opposed to the 25% provided in the Restated Credit Agreement. As of February 6, 1995 the Trust has received in excess of $6,000,000 of capital event proceeds since October 28, 1994, therefore the ratio of funds returns to the original ratio.

     The Trust used cash of $153,000 for operating activities during the three months ended December 31, 1994 as opposed to cash provided by operations of $85,000 for the three months ended December 31, 1993. This decrease was caused by a combination of various factors. First, the Trust collected $1,644,000 in interest income on real estate loans during the three months ended December 31, 1994 as compared to $2,127,000 during the three months ended December 31, 1993. This decrease was caused by a decrease in earning loans as a result of loan payoffs, foreclosure of loans with the properties securing the loans becoming real estate owned, and earning loans becoming reclassified as not earning loans. Secondly, operating expenses relating to real estate owned increased from $1,138,000 to $1,758,000 in the three months ended December 31, 1993 and 1994, respectively. The increase was caused primarily by a garden apartment property foreclosed in October 1994 and the increase in operating expenses for Abbotts Square, a mixed use property located in Philadelphia, Pennsylvania. Thirdly, the aforementioned decreases were offset by (i) decreases in the advisor's fee and general administrative expenses in the three months ended December 31, 1994 as compared to the three months ended December 31, 1993 and (ii) an increase in the escrow deposits.

     The Trust's cash from investing activities decreased by $474,000 to $3,231,000 for the three months ended December 31, 1994 as compared to $3,705,000 for the three months ended December 31, 1993. During the three months ended December 31, 1994 collections from real estate loans (principal reductions) decreased to $516,000 (net of repayments to participating lenders of $8,000) from $2,942,000 (net of repayments to participating lenders of $300,000) for the three months ended December 31, 1993. Net costs capitalized to real estate owned increased to $3,757,000 during the three months ended December 31, 1994 as compared to $363,000 during the three months ended December 31, 1993. The increase was primarily due to additions at the Dover, Delaware property. The proceeds from sale of real estate owned increased by $5,037,000 to $6,309,000 (exclusive of purchase money mortgages of $1,352,000) during the three months ended December 31, 1994 as compared to $1,272,000 (exclusive of purchase money mortgages of $3,191,000) during the three months ended December 31, 1993. The additions to real estate loans decreased by $651,000 to $126,000 during the three months ended December 31, 1994 as compared to $777,000 during the three months ended December 31, 1993.

     The Trust's financing activities resulted in cash provided of $44,000 for the three months ended December 31, 1994. During the three months ended December 31, 1994 there was a reduction of $3,577,000 in restricted cash which funds were used primarily to fund improvements at the Dover, Delaware property. This was offset by a reduction of the bank loan by $3,272,000. During the three months ended December 31, 1993, funds were used primarily to reduce the bank loan by $2,165,000 and to satisfy a loan payable of $1,600,000 in conjunction with the sale of a cooperative apartment house in Suffolk County, New York.

Results of Operations

     The Trust's loan portfolio at December 31, 1994, before giving effect to the allowance for possible losses was $76,667,000 of which $10,123,000 (13% of total real estate loans) is categorized as not earning, as compared to $78,007,000 at September 30, 1994, of which $10,268,000 (13% of total real estate loans) is categorized as not earning. The $1,340,000 decrease in the loan portfolio is primarily due to the Trust taking title to a garden apartment property in Spring Valley, New York by deed-in-lieu of foreclosure offset by a purchase money mortgage taken back by the Trust in connection with the sale of a retail/office building.

     Real estate owned (prior to a valuation allowance of $2,717,000) increased to $55,606,000 at December 31, 1994 from
$54,793,000 (prior to a valuation allowance of $2,717,000) at September 30, 1994. The increase is due primarily to the Trust taking title by deed-in-lieu of foreclosure to a garden apartment property in Spring Valley, New York with an estimated fair value of $2,310,000 and $3,481,000 in improvements at the Dover, Delaware property, offset by the sale of a retail/office building in Brooklyn, New York with a basis of $1,656,000, a retail/apartment building in New York, New York with a basis of $1,654,000, and an office building in Kansas City, Missouri with a basis of $1,630,000.

     Interest and fees on real estate loans decreased to $1,644,000 for the three months ended December 31,1994 as compared to $2,127,000 for the three months ended December 31, 1993. The decrease of $483,000 was due to a decrease in earning real estate loans, as a result of payoffs, properties securing real estate loans becoming real estate owned, and loans becoming not earning. this decrease was offset in part by interest earned from purchase money mortgages taken back by the Trust in connection with properties sold.

     Operating income on real estate owned decreased by $20,000 to $2,187,000 for the three months ended December 31, 1994 as compared to $2,207,000 for the three months ended December 31, 1993. The decrease was principally a result of the sale of a number of properties offset by the income from a garden apartment in Spring Valley, New York which the Trust took title to in October 1994 and percentage rents received upon the sale of a retail/apartment property in Manhattan, New York.

     Gain on sale of foreclosed properties was $2,527,000 for the three months ended December 31, 1994. This gain was the net result of the sale of an office building in Brooklyn, New York, a retail/apartment building in Manhattan, New York and an office building in Kansas City, Missouri. This compares to a gain of $146,000 for the three months ended December 31, 1993, which was the result of a bulk sale of cooperative apartment units in an apartment building in Suffolk County, New York, sale of a retail/apartment building located in New York, New York, and completion of sales of individual cooperative apartments in a building located in New York, New York.

     Interest expense decreased by $178,000 in the three months ended December 31, 1994 as compared to the three months ended
December 31, 1993 due to a decrease of the outstanding bank debt, offset by an increase in the average prime interest rate.


     The expenses for the three months ended December 31, 1994 include a provision for possible loan losses of $1,021,000 as compared to $438,000 for the three months ended December 31, 1993. During the three months ending December 31, 1994 a provision was taken against two non-earning loans. A provision of $536,000 was taken against a real estate loan in which the Trust owns a subordinate position of a securitized mortgage portfolio. In February, 1995 after review of additional information received concerning the value of the underlying assets, the Trust determined that its position had minimal value except for claims against the underwriter of the securitized mortgage portfolio and others. The Trust intends to commence litigation against the underwriter and others and cannot project the outcome of this litigation. The other situation involves a mortgage receivable with respect to which the Trust learned that it will not longer be receiving periodic interest payments from the borrower. In February 1995, the borrower indicated its inability to continue with these payments, therefore necessitating a reserve of approximately $485,000.

     The Advisor's fee decreased by $63,000 from $288,000 for the three months ended December 31, 1993 to $225,000 for the three months ended December 31, 1994. The decrease was a result of a decrease in total invested assets, the basis on which the advisory fee is calculated. There was a decrease in the real estate loan portion (a 1% fee is paid on real estate loans) and the real estate owned portion (a 1/2 of 1% fee is paid on real estate owned).

     General and administrative expenses decreased by $89,000 for the three months ended December 31, 1994 as compared to the three months ended December 31, 1993. This reduction is primarily due to a reduction of professional fees as a result of the completion of many of the foreclosure actions and bankruptcy proceedings.

     Operating expenses relating to real estate owned increased by $620,000 to $1,758,000 for the three months ended December 31, 1994 as compared to $1,138,000 for the three months ended December 31, 1993. This increase was primarily due to foreclosure of a garden apartment property in October 1994 and the increase in operating expenses at a mixed use property.

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter ended December 31, 1994.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BRT REALTY TRUST
   Registrant



2/10/95                           /s/ Israel Rosenzweig
- -------                           ------------------------------
Date                              Israel Rosenzweig, President


2/10/95                           /s/ David W. Kalish
- -------                           -------------------------------
Date                              David W. Kalish, Vice President
                                  and Chief Financial Officer