Form 10-Q
period 1995-03-31
BRT REALTY TRUST
filed 1995-05-15
CIK 14846

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of

                    the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 1995

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

                 7,346,624 Shares of Beneficial Interest,
             $3 par value, and 1,030,000 shares of Series A cumulative convertible preferred stock, $1 par value outstanding on May 8, 1995

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

                       BRT REALTY TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                       March 31,    September 30,
                                         1995           1994
                                      ---------       ---------
                                      (Unaudited)     (Audited)
Assets:
  Real estate loans - Note 3:
    Earning interest,
      less unearned income            $ 60,169       $ 67,739
    Not earning interest                11,171         10,268
                                      --------       --------
                                        71,340         78,007
    Less allowance for possible losses  13,475         13,321
                                      --------       --------
                                        57,865         64,686

  Real estate owned - Note 4:
    Foreclosed properties held for sale,
      (except for $14,741 and $14,725
      less accumulated depreciation of
      $648 and $465, which is held
      long term for the production
      of income)                        48,689         54,793
    Less valuation allowance             2,460          2,717
                                      --------       --------
                                        46,229         52,076
                                      --------       --------
  Cash and cash equivalents              6,009          1,174
  Investments in U.S. Government
    obligations, at cost, which
    approximates market                      -          1,979
  Restricted cash                        2,410          7,098
  Interest receivable                      558          1,319
  Other assets                           3,389          3,135
                                      --------       --------
          Total assets                $116,460       $131,467
                                      ========       ========

Liabilities and Shareholders' Equity
Liabilities:
  Notes payable                       $ 52,325       $ 66,192
  Loans and mortgages payable,
    nonrecourse                          4,213          6,671
  Accounts payable and accrued
    liabilities, including deposits
    of $1,818 and $2,205                 3,295          3,580
                                       -------        -------
          Total liabilities             59,833         76,443

Shareholders' Equity - Note 2:
  Preferred shares - $1 par value:
    Authorized 10,000 shares,
    Issued - 1,030 shares                1,030          1,030
  Shares of beneficial interest,
    $3 par value:
    Authorized number of shares -
      unlimited
    Issued - 7,538 shares               22,614         22,614
  Additional paid-in capital net of
    distributions of $4,833 and $4,698  84,049         84,184
  Accumulated deficit                  (48,731)       (50,469)
                                       -------        -------
                                        58,962         57,359

  Cost of 192 treasury shares of
    beneficial interest                 (2,335)        (2,335)
                                       -------        -------
    Total shareholders' equity          56,627         55,024
    Total liabilities and              -------        -------
      shareholders' equity            $116,460       $131,467
                                       =======        =======
See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In Thousands except for Per Share Data)

                          Three Months Ended   Six Months Ended
                               March 31,           March 31,
                           1995        1994    1995       1994
                           -----------------    ---------------
Revenues:
  Interest and fees
    on real estate loans   $ 2,532   $ 2,717   $ 4,176   $ 4,844
  Operating income on real
    estate owned             1,999     2,808     4,186     5,015
  Gain on sale of foreclosed
    properties held for sale   342         5     2,868       151
  Other, primarily investment
    income                     141       103       254       169
                            ------    ------    ------    ------
          Total revenues     5,014     5,633    11,484    10,179
                            ------    ------    ------    ------
Expenses:
  Interest-notes payable
    and loans payable        1,416     1,600     2,982     3,347
  Provision for possible
    loan losses                  -       952     1,021     1,390
  Provisions for valuation
    adjustment                 178         -       178         -
  Advisor's fee                201       272       426       560
  General and administrative   871       818     1,598     1,631
  Operating expenses relating
    to real estate owned
    including interest
    on mortgages             1,474     1,431     3,232     2,569
  Depreciation and
    amortization               154       136       309       260
                            ------    ------    ------    ------
         Total expenses      4,294     5,209     9,746     9,757
                            ------    ------    ------    ------
  Net income               $   720   $   424   $ 1,738   $   422
                            ======    ======    ======    ======

  Calculation of net income
    applicable to common
      shareholders:
  Net income               $   720   $   424   $ 1,738   $   422
  Less: distribution on
    preferred stock             68        68       135       135
                            ------    ------    ------    ------
  Net income applicable
    to common
    shareholders           $   652   $   356   $ 1,603   $   287
                            ======    ======    ======    ======
  Income per share of
    Beneficial Interest -
    Note 2:
    Primary                $   .09   $   .05   $   .22   $   .04
                            ======    ======    ======    ======
    Fully Diluted
                           $   .09   $   .05   $   .21   $   .04
                            ======    ======    ======    ======
  Weighted average number
    of common shares
    outstanding - Note 2:
    Primary              7,346,624 7,346,624 7,346,624 7,346,624
                         ========= ========= ========= =========
    Fully Diluted        8,410,167 7,346,624 8,412,499 7,346,624
                         ========= ========= ========= =========

                        STATEMENT OF ACCUMULATED DEFICIT

  Accumulated deficit,
    beginning of period    $(49,451) $(50,666) $(50,469)$(50,664)
  Net income                    720       424     1,738      422
  Accumulated deficit,       ------    ------    ------   ------
    end of period          $(48,731) $(50,242) $(48,731)$(50,242)
                             ======    ======    ======   ======



See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                              Six Months Ended
                                                   March 31,
                                             ------------------
                                              1995        1994

                                              ----        ----
Cash flow from operating activities:
  Net income                                 $ 1,738      $   422
   Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Provision for possible loan losses       1,021        1,390
      Provision for valuation adjustment         178            -
      Amortization and depreciation              309          260
      Recognition of discount upon premature
        payoff of real estate loan                -        (  565)
      Gain on sale of foreclosed properties   (2,868)      (  151)
      Decrease in interest receivable            761           83
      Increase (decrease) in accounts payable
        and accrued liabilities                  116       (   11)
      Decrease in deferred revenues           (   11)      (   32)
      Decrease (increase) in rent and other
        receivables                               26       (  118)
      Decrease in escrow deposits                468          343
      Other                                    ( 322)      (  283)
Net cash provided by                        --------     --------
  operating activities                         1,416        1,338
                                            --------      --------
Cash flows from investing activities:
  Collections from real estate loans          12,753       14,558
  Additions to real estate loans              (  166)      (  846)
  Repayments to participating lenders         (5,205)      (5,460)
  Net costs capitalized to real estate
    owned                                     (5,935)      (  548)
  Proceeds from sale of real estate
    owned                                     10,797        1,472
  Decrease in deposits payable                (  387)      (  481)
  Decrease in investment in U.S.
    Government obligations                     1,979        2,759
  Other                                       (  497)      (    1)
                                            --------      --------
Net cash provided by investing activities     13,339       11,453
                                            --------      --------
Cash flow from financing activities:
  Bank repayments                            (13,867)     (10,597)
  Payoff/paydown of loan and mortgages
    payable                                  (   603)     ( 2,537)
  Decrease in restricted cash                  4,688          219
  Other                                      (   138)     (    68)
                                            --------      --------
Net cash used in financing activities        ( 9,920)     (12,983)
                                            --------      --------
Net increase (decrease) in cash
  and cash equivalents                         4,835       (  192)
Cash and cash equivalents at
  beginning of period                          1,174        1,962
Cash and cash equivalents at                --------     --------
  end of period                              $ 6,009      $ 1,770
                                            ========     ========

                       BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                 (In Thousands)

                                              Six Months Ended
                                                    March 31,
                                              ------------------
                                               1995        1994
                                               ----        ----

Supplemental disclosure of cash
flow information:
  Cash paid during the period for
    interest expense                         $ 3,333      $ 3,828
                                             =======      =======
Supplemental schedule of noncash
    investing and financing activities:
  Transfer of nonearning real estate
    loans to foreclosed properties at
    fair market value                        $ 2,310      $17,745
  Nonrecourse mortgage obligations
    relating to property acquired
    through foreclosure                            -          609
  Transfer of third-party senior
    participating interest in a real
    estate loan to a mortgage payable
    upon acquisition of a property
    through foreclosure                            -        1,495
  Write-off of nonrecourse mortgage payable
    upon write-off of real estate owned        1,005            -
  Recognition of valuation allowance             436            -
  Recognition of valuation allowance upon
    sale of real estate owned                      -        1,275
  Recognition of allowance for previously
    provided loan losses                         866       11,434
  Purchase money mortgages from sale of
    real estate owned (net of an $850,000
    wrap mortgage in the current period)       3,933        3,427

See Accompanying Notes to Consolidated Financial Statements.

                     BRT REALTY TRUST AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

     The accompanying interim unaudited consolidated financial statements as of March 31, 1995 and for the three and six months ended March 31, 1995 and 1994 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and six months ended March 31, 1995 are not necessarily indicative of the results for the full year.

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

     The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the three and six months ended
March 31, 1995 and 1994, respectively.

     Fully diluted earnings per share of beneficial interest amounts are based on an increased number of common shares that would be outstanding assuming the conversion of preferred stock to shares of beneficial interest and the exercise of common share options at the average price per common share during the three and six months ended March 31, 1995. The fully diluted per share computation for the three and six months ended March 31, 1995 is dilutive with the addition of 1,030,000 shares upon conversion of the preferred stock and 33,543 and 35,875 shares, respectively, upon exercise of the common share options. The fully diluted per share computation is anti-dilutive for the three and six months ended
March 31, 1994.

Note 3 - Real Estate Loans

     If all loans classified as not earning were earning interest at their contractual rates for the three and six month periods ended March 31, 1995 and 1994, interest income would have increased by approximately $358,000 and $705,000 in the respective periods in 1995, and $229,000 and $347,000 in the respective periods in 1994.

Note 4 - Real Estate Owned

     During the quarter ended March 31, 1995, the Trust sold unimproved land and unsold shares in a cooperative apartment, both located in Manhattan, New York at an aggregate gross sales price of $3,340,000, resulting in an aggregate gain of approximately $513,000. This gain was offset in part by a loss aggregating approximately $171,000, resulting from the sale of two retail buildings, one of which is located in Brooklyn, New York and the other in Manhattan, New York, with an aggregate cost basis of approximately $4,851,000. In conjunction with the aforementioned sales, three purchase money mortgages aggregating
$3,411,000 were taken back by the Trust.


Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Trust was engaged in the business of making and participating in senior and junior real estate mortgages, secured by income producing property and to a lesser extent by unimproved real property. The Trust's investment policy emphasized short-term mortgage loans. Repayments of real estate loans in the amount of $40,798,000 are due during the twelve months ending March 31, 1996, including $15,348,000 which are due on demand. The Trust anticipates that a portion of loans maturing during the twelve months ending March 31, 1996, will be extended for a fixed term or on a month to month basis. The Trust can not estimate the principal amount of loans which will be paid down and/or paid off over the next twelve months.

     Effective September 23, 1992 the Trust entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement") with five banks. The Restated Credit Agreement extended the maturity date of the loan to June 30, 1995, with the Trust having the right to extend for two additional one year terms, if it satisfies certain conditions, principally making certain mandatory repayments and meeting certain ratios. The Trust intends to extend the maturity date of the Restated Credit Agreement to June 30, 1996 and as of May 8, 1995 the Trust had made all mandatory repayments required by June 30, 1995 and 50% of the mandatory repayment due by June 30, 1996 (the maximum amount applicable to June 30, 1996 which it can repay prior to June 30, 1995) and meets the required ratios. The Restated Credit Agreement precludes the Trust from engaging in any lending activities except for taking back purchase money mortgages in connection with the sale of real estate.

     Under the Restated Credit Agreement, commencing July 1,
1994, the Trust is required to apply 75% of capital event proceeds (proceeds from the sale of real property and mortgages receivable and from pay downs or payoffs of real estate loans) to reduce the principal balance due to the banks and the balance of 25% is deposited in a cash collateral account maintained with the agent bank. The agent bank is required to disburse funds to the Trust from the cash collateral account upon requisition by the Trust, provided there is no monetary default under the Restated
Credit Agreement. To the extent the cash collateral account exceeds $9,000,000 at the end of any month or $10,000,000 within a month, such excess is applied to reduce principal. To the extent the cash collateral account is reduced below $9,000,000, the Trust can utilize a portion of capital event proceeds and excess operating cash flow to build the account up to $9,000,000.
In October 1994, the Banks agreed to reduce the 75% requirement to 50% on the next $6,000,000 of capital event proceeds so the Trust could reestablish the cash collateral account to $9,000,000, as the Trust's requirement for funds for capital expenditures at properties owned exceeded the budget established for fiscal 1994 by about $3,500,000. The increase in capital expenditures is due in large measure to the renovation of a mall in Dover, Delaware from a retail mall to an office park at a cost of approximately $7,000,000. The Restated Credit Agreement also requires a segregated interest reserve account as part of the $9,000,000 cash collateral account, amounting to approximately three months interest payments ($1,308,000 at March 31, 1995). In addition, the Trust maintains its own operating accounts, into which all operating revenues are deposited and from which all operating expenses are paid, and to the extent the operating accounts exceed $500,000 at the end of any month, the excess is deposited into the cash collateral account.

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

     During the year ended September 30, 1994, the Trust entered into a project to convert one of its properties held for sale, a regional mall located in Dover, Delaware, into an office park.
The Trust entered into a lease with a major insurance company, requiring the Trust to segregate the funds required for the improvements required under the lease (approximately $5,650,000) into a separate account. The balance of the aforementioned segregated funds of $1,102,000 at March 31, 1995 were deemed restricted. A modification to the existing Restated Credit
Agreement has been provided by the banks, allowing the Trust to exceed its $9,000,000 budget by $1,000,000, in order to pay for the aforementioned improvements, in addition to its other operational requirements. A further modification was permitted by the banks for the Trust to exceed its $10,000,000 budget, as amended, by an additional $2,500,000. The additional funds will allow the Trust to complete the improvements required under a lease entered into with a national banking institution at the Dover office park, in addition to required expenditures at other real estate owned. In order for the Trust to replenish its cash collateral account, the banks also agreed to modify the allocation on the next $6,000,000 of capital event proceeds (effective October 28, 1994) and permit the Trust to retain 50% of such proceeds as opposed to the 25%
provided in the Restated Credit Agreement. As of December 31, 1994 the Trust had received in excess of $6,000,000 of capital event proceeds since October 28, 1994, therefore returning the percent of retention by the Trust back to 25%.


     During the six months ended March 31, 1995, the Trust had an increase in cash provided by investing activities, as a result of collections from real estate loans of $7,548,000 (net of repayments to participating lenders of $5,205,000) and proceeds from the sale of real estate owned of $10,797,000. The cash provided by investing activities was used primarily to reduce the bank debt outstanding to $52,325,000 at March 31, 1995, a reduction of $13,867,000 from
September 30, 1994.

     Net costs capitalized to real estate owned amounted to $5,935,000 during the six months ended March 31, 1995, a majority of which related to the office park project in Dover, Delaware, as evidenced by the decrease in restricted cash by $4,688,000 to $2,410,000 at March 31, 1995 from $7,098,000 at September 30,
1994. The remaining costs capitalized to real estate owned were funded from net cash provided by investing activities as well as cash provided by operating activities.




Results of Operations

     The Trust's loan portfolio at March 31, 1995, before giving effect to the allowance for possible losses was $71,340,000 of which $11,171,000 (16% of total real estate loans) is categorized as nonearning, as compared to $78,007,000 at September 30, 1994, of which $10,268,000 (13% of total real estate loans) is categorized as nonearning. The $6,667,000 decrease in the loan portfolio is primarily due to the payoff of a real estate loan secured by garden apartments located in the Texas market place in the amount of approximately $6,135,000 (net of repayments to a senior participating lender of $5,190,000).
The portfolio was further reduced by the Trust taking title by deed-in-lieu of foreclosure to a garden apartment complex located in Spring Valley, New York. These decreases were offset in part by the origination of purchase money mortgages in conjunction with the sale of real estate owned.


     Real estate owned (prior to a valuation allowance of $2,460,000) decreased to $48,689,000 at March 31, 1995 from
$54,793,000 (prior to a valuation allowance of $2,717,000) at September 30, 1994. The decrease of $6,104,000 is due to the sale of various real estate owned with a basis aggregating $13,351,000 offset in part by real estate acquired by deed-in-lieu of foreclosure at an estimated fair value of $2,310,000 and approximately $5,100,000 in improvements at the Dover, Delaware property.

     Interest and fees on real estate loans decreased for the six and three months ended March 31, 1995 to $4,176,000 and $2,532,000 from $4,844,000 and $2,717,000 for the comparable periods in the prior fiscal year. These decreases of $668,000 and $185,000, respectively, were a result of the recognition of an unamortized discount during the three months ended March 31, 1994 of $565,000 upon early payoff of a real estate loan, a decrease in earning real estate loans, as a result of payoffs, properties securing real estate loans becoming real estate owned, and loans becoming nonearning. These decreases were offset in part by the receipt of additional interest of approximately $1,000,000 during the quarter ended March 31, 1995 upon payoff of a real estate loan secured by a property located in the Texas market place, and interest earned from purchase money mortgages originated by the Trust in connection with properties sold.

     Operating income on real estate owned decreased by $829,000 to $4,186,000 for the six months ended March 31, 1995 as compared to $5,015,000 for the six months ended March 31, 1994. There was also a decrease during the three months ended March 31, 1995 to $1,999,000 from $2,808,000 for the prior comparable period, a decrease of $809,000. These decreases were principally a result of the sale of a number of properties offset in part by the income from a garden apartment complex in Spring Valley, New York which the Trust took title to in October 1994 and an increase in rental income at the Dover, Delaware property, as a result of conversion of this property from a regional shopping mall to an office park.

     Gain on sale of foreclosed properties was $2,868,000 for the six months ended March 31, 1995, $342,000 of which occurred during the quarter ended March 31, 1995. The gain of $2,526,000 which occurred during the first quarter of the year ended
September 30, 1995, was the net result of three transactions at an aggregate gross sales price of $8,200,000 (including a purchase money mortgage of $1,290,000). The remaining gain of $342,000 which occurred during the quarter ended March 31, 1995, was the net result of the sale of unimproved land, unsold shares in a cooperative apartment and two retail buildings, at an aggregate gross sales price of $8,020,000 (including purchase money mortgages of $3,411,000). This compares to a gain of $151,000 for the six months ended March 31, 1994, which was the result of a bulk sale of cooperative apartment units in an apartment building, sale of a retail/apartment building, and completion of sales of individual cooperative apartments in one apartment building.

     Interest expense decreased by $365,000 and $184,000 in the six and three month periods ended March 31, 1995 as compared to the six and three months ended March 31, 1994 due to a decrease of the outstanding bank debt, and the payoff of a mortgage payable, offset by an increase in the average prime interest rate.

     The expenses for the six months ended March 31, 1995 include a provision for possible loan losses of $1,021,000 as compared to
$1,390,000 for the six months ended March 31, 1994. During the three months ending December 31, 1994 a provision was taken against two nonearning loans, one in the amount of $536,000 against
a real estate loan in which the Trust owns a subordinate position of a securitized mortgage portfolio. In February, 1995 because of inadequate information provided with respect to the value of the underlying assets, the Trust took the additional provision. The Trust has commenced litigation against the underwriter of the securitized mortgage portfolio and others and can not at this time project the outcome of this litigation. The other provision in the amount of $485,000 was taken against a real estate loan, in
which the borrower ceased making agreed upon interest payments.   The expenses
for the first half of the year ending September 30, 1995, also include a provision for valuation adjustment of $178,000, all of which was taken during the quarter ended March 31, 1995, with no valuation adjustment in the comparable prior year period. The valuation allowance was taken with respect to unsold shares in a cooperative apartment building located in the Bronx, New York. After an extensive revaluation, specifically reviewing projected sales and renovation costs, it was determined that an additional valuation adjustment was required.

     The Advisor's fee decreased by $134,000 and $71,000 from $560,000 and $272,000 for the six and three months ended March 31, 1994 to $426,000 and $201,000 for the six and three months ended March 31, 1995. The decrease was a result of a decrease in total invested assets, the basis on which the advisory fee is calculated.

     General and administrative expenses for the six months ended
March 31, 1995 decreased to $1,598,000 from $1,631,000 for the six months ended March 31, 1994, a decrease of $33,000, as compared to an increase for the three months ended March 31, 1995 of $53,000, to $871,000 for the three months ended March 31, 1995 from $818,000 for the comparable prior year period. The differences result substantially from a $60,000 reimbursement of professional fees during the prior year six and three month periods, as a result of a settlement with a previous borrower. Professional fees have decreased during the six and three months ended March 31, 1995 as a result of the completion of many of the foreclosure actions and bankruptcy proceedings.

     Operating expenses relating to real estate owned increased to $3,232,000 and $1,474,000 for the six and three months ended March 31, 1995 from $2,569,000 and $1,431,000 for the comparable six and three month periods in the prior year. These increases were primarily due to foreclosure of a garden apartment complex in October 1994 and the increase in operating expenses at a mixed use property, offset in part by the sale of real estate owned.

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter ended March 31, 1995.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BRT REALTY TRUST
   Registrant



5/12/95                           /s/ Israel Rosenzweig
- -------                           ------------------------------
Date                              Israel Rosenzweig, President


5/12/95                           /s/ David W. Kalish
- -------                           -------------------------------
Date                              David W. Kalish, Vice President
                                  and Chief Financial Officer