Form 10-Q
period 1995-06-30
BRT REALTY TRUST
filed 1995-08-14
CIK 14846

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of

                    the Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1995

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

                 7,346,624 Shares of Beneficial Interest,
             $3 par value, and 1,030,000 shares of Series A cumulative convertible preferred stock, $1 par value outstanding on August 7, 1995

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

                       BRT REALTY TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                       June 30,     September 30,
                                         1995           1994
                                      ---------       ---------
                                      (Unaudited)     (Audited)
Assets:
  Real estate loans - Note 3:
    Earning interest,
      less unearned income            $ 51,703       $ 67,739
    Not earning interest                10,593         10,268
                                      --------       --------
                                        62,296         78,007
    Less allowance for possible losses  13,475         13,321
                                      --------       --------
                                        48,821         64,686
                                      --------       --------
  Real estate owned - Note 4:
    Foreclosed properties held for sale,
      (except for $14,745 and $14,725
      less accumulated depreciation of
      $739 and $465, which is held
      long term for the production
      of income)                        49,848         54,793
    Less valuation allowance             2,460          2,717
                                      --------       --------
                                        47,388         52,076
                                      --------       --------
  Cash and cash equivalents              6,317          1,174
  Investments in U.S. Government
    obligations, at cost, which
    approximates market                      -          1,979
  Restricted cash                        1,893          7,098
  Interest receivable                      647          1,319
  Other assets                           2,964          3,135
                                      --------       --------
          Total assets                $108,030       $131,467
                                      ========       ========

Liabilities and Shareholders' Equity
Liabilities:
  Notes payable                       $ 44,300       $ 66,192
  Loans and mortgages payable,
    nonrecourse                          4,060          6,671
  Accounts payable and accrued
    liabilities, including deposits
    of $1,521 and $2,205                 2,918          3,580
                                       -------        -------
          Total liabilities             51,278         76,443
                                       -------        -------
Shareholders' Equity - Note 2:
  Preferred shares - $1 par value:
    Authorized 10,000 shares,
    Issued - 1,030 shares                1,030          1,030
  Shares of beneficial interest,
    $3 par value:
    Authorized number of shares -
      unlimited
    Issued - 7,538 shares               22,614         22,614
  Additional paid-in capital net of
    distributions of $4,901 and $4,698  83,981         84,184
  Accumulated deficit                  (48,538)       (50,469)
                                       -------        -------
                                        59,087         57,359

  Cost of 192 treasury shares of
    beneficial interest                 (2,335)        (2,335)
                                       -------        -------
    Total shareholders' equity          56,752         55,024
    Total liabilities and              -------        -------
      shareholders' equity            $108,030       $131,467
                                       =======        =======
See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In Thousands except for Per Share Data)

                          Three Months Ended   Nine Months Ended
                               June 30,             June 30,
                           1995        1994    1995       1994
                           -----------------    ---------------
Revenues:
  Interest and fees
    on real estate loans   $ 2,106   $ 2,283   $ 6,282   $ 7,127
  Operating income on real
    estate owned             1,965     2,273     6,151     7,288
  Gain on sale of foreclosed
    properties held for sale     -     1,356     2,868     1,507
  Other, primarily investment
    income                     166        71       420       240
                            ------    ------    ------    ------
          Total revenues     4,237     5,983    15,721    16,162
                            ------    ------    ------    ------
Expenses:
  Interest-notes payable
    and loans payable        1,287     1,712     4,269     5,059
  Provision for possible
    loan losses                  -         -     1,021     1,390
  Provisions for valuation
    adjustment                   -       993       178       993
  Advisor's fee                182       265       608       825
  General and administrative   783       889     2,381     2,520
  Operating expenses relating
    to real estate owned
    including interest
    on mortgages             1,636     1,218     4,868     3,787
  Depreciation and
    amortization               156       113       465       373
                            ------    ------    ------    ------
         Total expenses      4,044     5,190    13,790    14,947
                            ------    ------    ------    ------
  Net income               $   193   $   793   $ 1,931   $ 1,215
                            ======    ======    ======    ======

  Calculation of net income
    applicable to common
      shareholders:
  Net income               $   193   $   793   $ 1,931   $ 1,215
  Less: distribution on
    preferred stock             68        68       203       203
                            ------    ------    ------    ------
  Net income applicable
    to common
    shareholders           $   125   $   725   $ 1,728   $ 1,012
                            ======    ======    ======    ======
  Income per share of
    Beneficial Interest -
    Note 2:
    Primary                $   .02   $   .10   $   .24   $   .14
                            ======    ======    ======    ======
    Fully Diluted
                           $   .02   $   .09   $   .23   $   .14
                            ======    ======    ======    ======
  Weighted average number
    of common shares
    outstanding - Note 2:
    Primary              7,346,624 7,346,624 7,346,624 7,346,624
                         ========= ========= ========= =========
    Fully Diluted        7,346,624 8,445,109 8,455,800 7,346,624
                         ========= ========= ========= =========

                        STATEMENT OF ACCUMULATED DEFICIT

  Accumulated deficit,
    beginning of period    $(48,731) $(50,242) $(50,469)$(50,664)
  Net income                    193       793     1,931    1,215
  Accumulated deficit,       ------    ------    ------   ------
    end of period          $(48,538) $(49,449) $(48,538)$(49,449)
                             ======    ======    ======   ======



See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                              Nine Months Ended
                                                   June 30,
                                             ------------------
                                              1995        1994

                                              ----        ----
Cash flow from operating activities:
  Net income                                 $ 1,931      $ 1,215
   Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Provision for possible loan losses       1,021        1,390
      Provision for valuation adjustment         178          993
      Amortization and depreciation              465          373
      Recognition of discount upon premature
        payoff of real estate loan                -        ( 565)
      Gain on sale of foreclosed properties   (2,868)     (1,507)
      Decrease in interest receivable            672          135
      Increase (decrease) in accounts payable
        and accrued liabilities                   37       (  87)
      Decrease in deferred revenues           (   12)      (  47)
      Decrease (increase) in rent and other
        receivables                               32       (  72)
      Decrease (increase) in escrow deposits     823       ( 334)
      Other                                   (  650)      ( 118)
Net cash provided by                        --------     --------
  operating activities                         1,629        1,376
                                            --------     --------
Cash flows from investing activities:
  Collections from real estate loans          21,860       15,302
  Proceeds from participating lenders             25            -
  Additions to real estate loans              (  214)      ( 903)
  Repayments to participating lenders         (5,213)     (5,470)
  Net costs capitalized to real estate
    owned                                     (7,381)     (1,022)
  Proceeds from sale of real estate
    owned                                     10,930        8,769
  (Decrease) increase in deposits payable     (  684)         267
  Decrease in investment in U.S.
    Government obligations                     1,979        3,538
  Other                                       (  140)           1
                                            --------     --------
Net cash provided by investing activities     21,162       20,482
                                            --------     --------
Cash flow from financing activities:
  Bank repayments                            (21,892)    (13,502)
  Payoff/paydown of loan and mortgages
    payable                                  (   756)     (5,366)
  Decrease in restricted cash                  5,205           74
  Other                                      (   205)     (  136)
                                            --------     --------
Net cash used in financing activities        (17,648)    (18,930)
                                            --------     --------
Net increase in cash
  and cash equivalents                         5,143        2,928
Cash and cash equivalents at
  beginning of period                          1,174        1,962
Cash and cash equivalents at                --------     --------
  end of period                              $ 6,317      $ 4,890
                                            ========     ========

See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                 (In Thousands)

                                              Nine Months Ended
                                                   June 30,
                                              ------------------
                                               1995        1994
                                               ----        ----

Supplemental disclosure of cash
flow information:
  Cash paid during the period for
    interest expense                         $ 4,811      $ 5,679
                                             =======      =======
Supplemental schedule of noncash
    investing and financing activities:
  Transfer of nonearning real estate
    loans to foreclosed properties at
    fair market value                        $ 2,310      $17,745
  Nonrecourse mortgage obligations
    relating to property acquired
    through foreclosure                            -          609
  Transfer of third-party senior
    participating interest in a real
    estate loan to a mortgage payable
    upon acquisition of a property
    through foreclosure                            -        1,495
  Write-off of nonrecourse mortgage payable
    upon relinquishment of real estate owned   1,005            -
  Recognition of valuation allowance             436            -
  Recognition of valuation allowance upon
    sale of real estate owned                      -        1,505
  Recognition of allowance for previously
    provided loan losses                         866       12,842
  Purchase money mortgages from sale of
    real estate owned (net of an $850,000
    wrap mortgage in the current period)       3,994        5,279

See Accompanying Notes to Consolidated Financial Statements.

                     BRT REALTY TRUST AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

     The accompanying interim unaudited consolidated financial statements as of June 30, 1995 and for the three and nine months ended June 30, 1995 and 1994 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended June 30, 1995 are not necessarily indicative of the results for the full year.

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

     The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the three and nine months ended June 30, 1995 and 1994, respectively.

     Fully diluted earnings per share of beneficial interest amounts are based on an increased number of common shares that would be outstanding assuming the conversion of preferred stock to shares of beneficial interest and the exercise of common share options at the period end market price. The fully diluted per share computation for the nine months ended June 30, 1995 and the three months ended June 30, 1994 is dilutive with the addition of 1,030,000 shares upon conversion of the preferred stock and 79,176 and 68,485 shares, respectively, upon exercise of the common share options. The fully diluted per share computation is not materially dilutive for the nine months ended June 30, 1994 and three months ended June 30, 1995.

Note 3 - Real Estate Loans

     If all loans classified as not earning were earning interest at their contractual rates for the three and nine month periods ended June 30, 1995 and 1994, interest income would have increased by approximately $338,000 and $1,009,000 in the respective periods in 1995, and $147,000 and $477,000 in the respective periods in 1994.




Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Trust was engaged in the business of making and participating in senior and junior real estate mortgages, secured by income producing property and to a lesser extent by unimproved real property. The Trust's investment policy emphasized short-term mortgage loans. Repayments of real estate loans in the amount of $28,185,000 are due during the twelve months ending June 30, 1996, including $14,646,000 which are due on demand. The Trust anticipates that a portion of loans maturing during the twelve months ending June 30, 1996, will be extended for a fixed term or on a month to month basis. The Trust can not estimate the principal amount of loans which will be paid down and/or paid off over the next twelve months.

     Effective September 23, 1992 the Trust entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement") with five banks. The Restated Credit Agreement extended the maturity date of the loan to June 30, 1995, with the Trust having the right to extend for two additional one year terms, if it satisfies certain conditions, principally making certain mandatory repayments and meeting certain ratios. The Trust to extended the maturity date to June 30, 1996. As of August 7, 1995 the Trust had made 50% of the mandatory repayment due by June 30, 1996 (the maximum amount applicable to June 30, 1996 which it can repay prior to June 30, 1995) and meets the required ratios. The Restated Credit Agreement precludes the Trust from engaging in any lending activities except for taking back purchase money mortgages in connection with the sale of real estate.

     Under the Restated Credit Agreement, commencing July 1, 1994, the Trust is required to apply 75% of capital event proceeds (proceeds from the sale of real property, pay downs or payoffs of real estate loans, and refinancing of real estate assets) to reduce the principal balance due to the banks and the balance of 25% is deposited in a cash collateral account maintained with the agent bank. The agent bank is required to disburse funds to the Trust from the cash collateral account upon requisition by the Trust, provided there is no monetary default under the Restated Credit Agreement. To the extent the cash collateral account exceeds $9,000,000 at the end of any month or $10,000,000 within a month, such excess is applied to reduce principal. To the extent the cash collateral account is reduced below $9,000,000, the Trust can utilize a portion of capital event proceeds and excess operating cash flow to build the account up to $9,000,000. The Restated Credit Agreement also requires a segregated interest reserve account as part of the $9,000,000 cash collateral account, amounting to approximately three months interest payments ($1,107,000 at June 30, 1995). In addition, the Trust maintains its own operating accounts, into which all operating revenues are deposited and from which all operating expenses are paid, and to the extent the operating accounts exceed $500,000 at the end of any month, the excess is deposited into the cash collateral account.

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

     During the nine months ended June 30, 1995, the Trust had an increase in cash provided by investing activities, as a result of collections from real estate loans of $16,647,000 (net of repayments to participating lenders of $5,213,000) and proceeds from the sale of real estate owned of $10,930,000. The cash provided by investing activities was used primarily to reduce the bank debt outstanding to $44,300,000 at June 30, 1995, a reduction of $21,892,000 from September 30, 1994.

     Net costs capitalized to real estate owned amounted to $7,381,000 during the nine months ended June 30, 1995, a majority of which related to the conversion of a regional mall located in Dover, Delaware, into an office park, as evidenced by the decrease in restricted cash by $5,205,000 to $1,893,000 at June 30, 1995 from $7,098,000 at September 30, 1994. The remaining costs capitalized to real estate owned were funded from net cash provided by investing activities and operating activities.




Results of Operations

     The Trust's loan portfolio at June 30, 1995, before giving effect to the allowance for possible losses was $62,296,000 of which $10,593,000 (17% of total real estate loans) is categorized as nonearning, as compared to $78,007,000 at September 30, 1994, of which $10,268,000 (13% of total real estate loans) is categorized as nonearning. The $15,711,000 decrease in the loan portfolio since September 30, 1994 is primarily due to the payoff of two real estate loans secured by garden apartments located in the Texas market place in the amount of approximately $14,456,000 (net of repayments to a senior participating lender of $5,190,000). The portfolio was further reduced by the Trust taking title by deed-in-lieu of foreclosure to a garden apartment complex located in Spring Valley, New York. These decreases were offset in part by purchase money mortgages taken back in conjunction with the sale of real estate owned.

     Real estate owned (prior to a valuation allowance of $2,460,000) decreased to $49,848,000 at June 30, 1995 from
$54,793,000 (prior to a valuation allowance of $2,717,000) at September 30, 1994. The decrease of $4,945,000 is due to the sale of various real estate owned with a basis aggregating $13,351,000 offset in part by real estate acquired by deed-in-lieu of foreclosure at an estimated fair value of $2,310,000 and approximately $6,300,000 in improvements at the Dover, Delaware property.

     Interest and fees on real estate loans decreased for the nine and three months ended June 30, 1995 to $6,282,000 and $2,106,000 from $7,127,000 and $2,283,000 for the comparable periods in the prior fiscal year. These decreases of $845,000 and $177,000, respectively, were a result of the recognition of an unamortized discount during the nine months ended September 30, 1994 of $565,000 upon early payoff of a real estate loan, a decrease in earning real estate loans, as a result of payoffs, approximately $480,000 ($283,000 of which was received during the quarter ended June 30, 1994) from court appointed receivers who operated properties securing certain loans, and loans becoming nonearning. These decreases were offset in part by the receipt of additional interest of approximately $1,340,000 ($340,000 of which was received during the quarter ended June 30, 1995) upon payoff of two real estate loans secured by garden apartments located in the Texas market place, and interest earned from purchase money mortgages originated by the Trust in connection with properties sold.

     Operating income on real estate owned decreased by $1,137,000 to $6,151,000 for the nine months ended June 30, 1995 as compared to $7,288,000 for comparable nine month period in Fiscal 1994. There was also a decrease during the three months ended June 30, 1995 to $1,965,000 from $2,273,000 for the prior comparable period, a decrease of $308,000. These decreases were principally a result of the sale of a number of properties offset in part by the income from a garden apartment complex in Spring Valley, New York which the Trust took title to in October 1994 and an increase in rental income at the Dover, Delaware property, as a result of conversion of this property from a regional shopping mall to an office park.

     Gain on sale of foreclosed properties was $2,868,000 for the nine months ended June 30, 1995, none of which occurred during the current fiscal quarter. The gain was a result of various transactions with an aggregate gross sales price of approximately $16,220,000 (including purchase money mortgages of $4,701,000). This compares to a gain of $1,507,000 for the nine months ended June 30, 1994, $1,356,000 of which occurred during the third quarter of Fiscal 1994. It is the policy of the Trust to offer for sale all real estate owned at prices which management believes represents fair value in the geographic area in which the property is located.

     Other income, primarily investment income, increased for the nine and three months ended June 30, 1995 by $180,000 and $95,000, respectively from $240,000 and $71,000 for the nine and three months ended June 30, 1994 to $420,000 and $166,000 for comparable nine and three month periods in Fiscal 1995. These increases were primarily due to an increase in the average yield on investments, in addition to miscellaneous income of approximately $44,000 received during the quarter ended June 30, 1995.

     Interest expense decreased by $790,000 and $425,000 in the nine and three month periods ended June 30, 1995 as compared to the nine and three months ended June 30, 1994 due to a decrease of the outstanding bank debt, and the payoff of a mortgage payable, offset in part by an increase in the average prime interest rate.

     The expenses for the nine months ended June 30, 1995 include a provision for possible loan losses of $1,021,000 as compared to $1,390,000 for the nine months ended June 30, 1994. During the three months ending December 31, 1994 a provision was taken against two nonearning loans, one in the amount of $536,000 against a real estate loan in which the Trust owns a subordinate position of a securitized mortgage portfolio. In February, 1995 because of inadequate information provided with respect to the value of the underlying assets, the Trust took the provision.
The Trust has commenced litigation against the underwriter of the securitized mortgage portfolio and others and can not at this time project the outcome of this litigation. The other provision in the amount of $485,000 was taken against a real estate loan, in which the borrower ceased making agreed upon interest payments. The expenses for the nine months ended June 30, 1995, also include a provision for valuation adjustment of $178,000, as compared to $993,000 for the nine months ended June 30, 1994, all of which was taken during the three months ended June 30, 1994. No provisions were taken during the three months ended June 30, 1995.

     The Advisor's fee decreased by $217,000 and $83,000 from $825,000 and $265,000 for the nine and three months ended June 30, 1994 to $608,000 and $182,000 for the nine and three months ended June 30, 1995. These decreases were a result of a decrease in total invested assets, the basis on which the advisory fee is calculated.

     General and administrative expenses for the nine and three months ended June 30, 1995 decreased to $2,381,000 and $783,000, respectively from $2,520,000 and $889,000 for the comparable nine and three month periods in Fiscal 1994. These decreases are primarily a result of decreased professional fees as foreclosure and bankruptcy proceedings come to an end. During the current three month period, the Trust has incurred legal costs associated with the litigation noted above.

     Operating expenses relating to real estate owned increased to $4,868,000 and $1,636,000 for the nine and three months ended June 30, 1995 from $3,787,000 and $1,218,000 for the comparable nine and three month periods in the prior year. These increases were primarily due to foreclosure of a garden apartment complex in October 1994 and the increase in operating expenses at a mixed use property, offset in part by the sale of real estate owned.

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BRT REALTY TRUST
   Registrant



8/11/95                           /s/ Israel Rosenzweig
-------                           ------------------------------
Date                              Israel Rosenzweig, President


8/11/95                           /s/ David W. Kalish
-------                           -------------------------------
Date                              David W. Kalish, Vice President
                                  and Chief Financial Officer