Form 10-K
period 1995-09-30
BRT REALTY TRUST
filed 1995-12-20
CIK 14846

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549
                        ________________________

                              FORM 10-K
                        ________________________

[x ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [Fee Required]


For the fiscal year ended September 30, 1995
                          __________________

                     or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                       Commission file number 1-7172

                          BRT REALTY TRUST
               _________________________________________

      (Exact name of registrant as specified in its charter)

Massachusetts                               13-2755856
_________________________________________________________________
(State or other jurisdiction               (I.R.S. employer
of incorporation or organization)          identification no.)



60 Cutter Mill Road, Great Neck, New York             11021
_________________________________________________________________
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code 516-466-3100

Securities registered pursuant to Section 12(b) of the Act:
                                         Name of each exchange
Title of each class                       on which registered
___________________                      ________________________
Shares of Beneficial                     New York Stock Exchange
Interest, $3.00 Par Value

Securities registered pursuant to Section 12(g) of the Act:

                                 NONE
                         (Title of Class)

        Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes   X        No
                          ___           ___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K [ ]

        The aggregate market value of voting stock of the registrant held by non-affiliates was approximately $21,930,000 as of December 1, 1995.

        As of December 1, 1995 the registrant had 7,346,624
Shares of Beneficial Interest issued and outstanding.






                    Documents Incorporated By Reference


PART III

Item 10 - Directors and Executive Officers   To be included in
          of the Registrant                  the Proxy Statement
                                             to be filed pursuant
Item 11 - Executive Compensation             to Regulation 14A
                                             not later than
Item 12 - Security Ownership of Certain      January 29, 1996,
          Beneficial Owners and Management   except for
                                             information
                                             concerning executive
Item 13 - Certain Relationships and Related  officers, which is

          Transactions                       included in Part I.



PART IV - See Item 14.

                                    PART I
Item l.  Business.

General

       BRT Realty Trust ("BRT" or the "Trust"), is a real estate investment trust organized in 1972 under the laws of the Commonwealth of Massachusetts. Its primary business activity has been investing in senior and junior real estate mortgages secured by income producing real property and to a limited extent in senior real estate mortgages secured by undeveloped real property. BRT did not finance new construction. For the reasons described under the subcaption "Background" below, particularly the Trust's agreement, as set forth in the Restated Credit Agreement (defined below) not to engage in lending activities except in specified situations, the Trust's lending activities have been very limited and in the fiscal years ending September 30, 1995 ("Fiscal 1995") and September 30, 1994 ("Fiscal 1994") the only lending activity in which the Trust engaged was purchase money first mortgages provided to purchasers of real estate from the Trust.

       In Fiscal 1995 the Trust's business activities involved primarily managing the Trust's loan portfolio, supervising, refurbishing and maintaining real estate owned by the Trust, arranging, negotiating and closing first mortgage loans secured by real estate owned, supervising and negotiating with respect to leasing and selling real estate owned, pursuing mortgage foreclosure actions against borrowers and negotiating workouts with delinquent borrowers. At September 30, 1995, the fiscal year end, the Trust had an outstanding loan portfolio (net of allowances) of $42,206,000 or 40.4% of total assets, of which 3.9% of the net loan portfolio (1.6% of total assets) is categorized as non-earning. This compares to an outstanding loan portfolio, net of allowances, of $64,686,000 (49.2% of total assets) at September 30, 1994, of which 3.9% of the net loan portfolio (1.9% of total assets) were categorized as non-earning. Approximately 47.5% of the Trust's total assets at September 30, 1995, or an aggregate of $49,569,000 (after valuation allowances, depreciation and amortization), represents real property acquired by the Trust in foreclosure or deed in lieu of foreclosure and capitalized improvements to such real properties, compared to $52,076,000 or 39.6% of total assets at September 30, 1994. Approximately 25% of the Trust's net investment assets (either mortgages or real estate owned) related to cooperative apartments.

     The Trust's loan portfolio has been decreasing over the past number of fiscal years, both absolutely and as a percentage of total assets, as outstanding loans have been paid off and paid down and lending activities have been limited to first mortgages taken back in connection with the sale of real estate owned. Real Estate owned has increased as a percentage of assets and has remained relatively constant in an absolute sense from Fiscal 1994 to Fiscal 1995, as real estate has been acquired in foreclosure or by deed in lieu of foreclosure and funds have been expended to improve real property assets, offset by the sale of real estate owned. In compliance with the Restated Credit Agreement described below, the Trust has applied the proceeds derived from loan payoffs and paydowns, sale of real estate owned and financing real estate owned to the repayment of indebtedness due under the Restated Credit Agreement. Total assets decreased from $131,467,000 in Fiscal 1994 to $104,428,000 in Fiscal 1995
and total indebtedness decreased from $72,863,000 to $43,656,000 (indebtedness due under the Restated Credit Agreement decreased from $66,192,000 to $22,900,000) between Fiscal 1994 and Fiscal 1995.


Background


       Commencing in the fiscal year ending September 30, 1990 ("Fiscal 1990") and continuing through the fiscal year ending September 30, 1992 ("Fiscal 1992"), difficulties in the real estate markets and a severe lack of liquidity in the real estate industry resulted in the Trust experiencing increasing delinquencies from its borrowers. As a reaction to the increase in non-earning loans, the Trust commenced and aggressively pursued foreclosure actions and other legal procedures against delinquent borrowers, seeking to acquire title to the asset (generally income producing real property) securing a delinquent loan as quickly as possible. By aggressively pursuing foreclosure actions, the Trust was able to protect the operating cash flow from a property through a court appointed receiver or a negotiated third party management arrangement. As a result of the actions taken by BRT against delinquent borrowers, non-earning loans decreased from year to year and at September 30, 1995 non-earning loans amounted to $7,154,000, $1,632,000 net of allowances (as compared to $10,268,000, $2,493,000 net of allowances at September 30, 1994).

       As a corollary to the decrease in non-earning loans, the Trusts' portfolio of real estate owned increased as a percentage of total assets. At September 30, 1995 and 1994 the Trust owned, net of valuation allowances, depreciation and amortization, $49,569,000 and $52,076,000, respectively, of foreclosed property held for sale (except for approximately $13,915,000 at September 30, 1995 and $14,260,000 at September 30, 1994, net of
accumulated depreciation) which is held long term for the production of income). At September 30, 1995 and 1994 foreclosed properties held for sale (net of valuation allowances and accumulated depreciation and amortization) accounted for 47% and 40%, respectively, of total assets.


The Restated Credit Agreement dated as of September 23, 1992 entered into between BRT and five lending institutions (the "Banks") which were parties to the Original Credit Agreement (see "Restated Credit Agreement" below) provides that the Trust will not engage in any lending activities except for funding outstanding commitments and purchase money financing taken back in connection with the sale of real estate owned. The Trust did not have any outstanding funding commitments in Fiscal 1995 or Fiscal 1994. Accordingly, except for purchase money mortgages taken back in connection with the sale of real estate owned (which pursuant to the Restated Credit Agreement cannot exceed 90% of the purchase price) and purchase money senior financing taken back in connection with the sale of cooperative units (which pursuant to the Restated Credit Agreement cannot exceed 95% of the purchase price) the Trust did not engage in any lending activities in the fiscal years ending September 30, 1995 and 1994. Except for purchase money financing permitted by the Restated Credit Agreement, BRT does not expect to engage in any lending activities until the repayment in full of the principal balance due under the Restated Credit Agreement.

       As a result of the provisions of the Restated Credit Agreement (which essentially precludes lending activities) the business of the Trust in Fiscal 1995, as stated above, involved managing the Trust's loan portfolio, supervising, refurbishing and maintaining real estate owned, arranging, negotiating and completing first mortgage loans secured by real estate owned, supervising and negotiating the leasing and selling of real estate owned, pursuing foreclosure actions against delinquent borrowers and negotiating workouts with delinquent borrowers. In Fiscal 1996 the Trust will continue to focus on real estate operations, the disposition of real estate owned, arranging first mortgage financing on real estate owned, and realization of the principal balance of mortgages receivable in the Trusts' loan portfolio.

       As a direct consequence of the provisions of the Restated Credit Agreement and the strict limitation on the Trusts' lending activities, the assets of the Trust decreased from $162,217,000 at September 30, 1993 and $131,467,000 at September 30, 1994 to $104,428,000 at September 30, 1995. In this regard it should be noted that (i) real estate loans, net of allowances, decreased by $22,480,000 in Fiscal 1995 primarily due to principal payoffs or reductions of $20,840,000, net of repayments to participating lenders, and reclassification of $5,310,000 principal amount of loans to real estate owned, offset by the issuance of $4,313,000 of purchase money mortgages in connection with the sale of real estate owned and (ii) real estate owned, net of valuation allowances and accumulated depreciation and amortization, and after giving effect to capitalized improvements aggregating $7,275,000 offset by real estate sales in Fiscal 1995 aggregating a book value of $13,918,000, decreased by $2,507,000 at September 30, 1995 as compared to September 30, 1994. Under the terms of the Restated Credit Agreement, the Trust has applied a major portion of the proceeds derived from loan repayments, real property sales and first mortgage loans secured by real estate owned to the reduction of bank debt. During the year ended September 30, 1995 bank debt was reduced by $43,292,000 to $22,900,000. From September 30, 1995 to December 1, 1995
the bank debt was reduced by an additional $4,125,000 to $18,775,000.

       With respect to the real estate which BRT has taken back in foreclosure or deed in lieu thereof, it is the policy of the Trust to offer for sale substantially all such real estate at prices which management believes represents fair value in the geographic area in which the property is located. If the Trust's management determines that it will not, in the near term, be able to sell a specific parcel of real estate at an acceptable price, management will seek first mortgage financing secured by the specific parcel of real property. In many instances, the Trust, through an independent contractor, renovates a property acquired by foreclosure or deed in lieu, engages in leasing activities, negotiates and completes the sale of real estate owned if the selling price is deemed acceptable by management, and within the limitations contained in the Restated
Credit Agreement provides purchase money financing in connection with the sale of real estate owned. It has been the experience of the Trust's management that in connection with the sale of cooperative apartments it is usually necessary for the Trust to provide purchase money financing on a competitive basis. In Fiscal 1995 the Trust disposed of real estate other than cooperative apartments having an aggregate net book value of $13,458,000, for an aggregate consideration of $16,868,000 and took back purchase money financing in connection with such sales aggregating $4,876,000. In addition, in Fiscal 1995 the Trust derived proceeds of $19,250,000 from first mortgage financing secured by real estate owned by the Trust. From September 30,

1995 to December 1, 1995, the Trust derived gross proceeds of $1,600,000 from such first mortgage financing. During Fiscal 1995 the Trust sold shares in cooperative apartments, resulting in net proceeds of approximately $329,000 (net of purchase money mortgages of $217,000).


MORTGAGE PORTFOLIO

       At September 30, 1995 the Trust's mortgage portfolio consisted of 82 mortgage loans totalling $51,290,000 in aggregate principal amount, of which $7,154,000, or 14%, was non-earning. Of the principal amount of mortgage loans outstanding at September 30, 1995, 79% represented first mortgage loans and 21% represented junior mortgage and wraparound loans. In Fiscal 1995 the Trust's only lending activities consisted of $4,313,000 in first priorirty purchase money financing provided to purchasers of real estate owned, including cooperative apartments. Purchase money financing provided to purchasers of real estate owned is usually on a short term basis (2 to 5 years) and to purchasers of cooperative apartments on a long term basis (20 to 30 years).

       The Trust has never invested in mortgages secured by property located outside the United States, Puerto Rico and Canada.

       The mortgage loans held by the Trust are not insured. In the event of a default by a borrower, the Trust is required to foreclose its mortgage or protect its investment through negotiations with the borrower and/or other interested parties, which in certain situations may involve cash outlays. If the Trust holds a junior mortgage loan or wraparound loan, its position is subordinate to liens of senior mortgages. In the event the underlying asset value proves to be insufficient to satisfy both the senior and junior lienholder, the Trust will lose a portion or all of its investment. In certain situations in order to protect its investment, the Trust has made payments to maintain the current status of prior liens (including real estate taxes) or purchased the prior lien. These payments were not significant in Fiscal 1995. It is possible that the total amount which may be recovered by the Trust upon the ultimate sale of a property will differ from the total investment less the allowance for possible losses.

       As a result of the difficult real estate market which existed in the years 1990-1994 and the resulting attitude of lenders towards real estate loans, many of the Trust's borrowers were not able to obtain financing from third parties or arrange a sale at an acceptable price at the time the Trust's loan matured and sales of cooperative apartments did not occur as contemplated at the time the original loan was made. In addition to foreclosing on a number of properties, the Trust restructured loans, which included in most cases extending the maturity date and on occasion adjusting the interest rate. The Trust analyzes each loan separately to determine the appropriateness of restructuring and/or extending a loan. In analyzing each situation, management examines many aspects of a loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner for the property. In Fiscal 1995 there was a more favorable environment for obtaining financing secured by real property and in selling real property assets, and as loans matured, borrowers of the Trust in many cases were able to refinance or sell their properties and repay the indebtedness due to the Trust. However, sales of cooperative units has continued to be slow. Management anticipates that extensions for an additional period of time may be granted for loans maturing during 1996, but expects the need for borrowers to seek extensions and other accommodations to be reduced.

       The Trust did not have a policy or limitation on the amount or percentage of its assets which could have been invested in a single mortgage loan.

CURRENT LOAN STATUS

       As of September 30, 1995 the Trust had 82 mortgage loans in its mortgage portfolio, totaling $51,290,000 in aggregate principal amount (including $7,154,000 of non-earning loans) and $42,206,000 after allowances for possible losses. In Fiscal 1995 $20,840,000 of outstanding loans (net of repayments to participating lenders) was repaid and $5,310,000 (net of allowance for possible losses) was converted from outstanding loans to real estate owned. The three largest mortgage loans outstanding after allowances for possible loans represent 8.8%, 2.7%, and 2.7%, respectively of the Trust's total assets. (See
Note 2 to the financial statements relating to significant relationships.)

      Information regarding the Trust's mortgage loans outstanding at September 30, 1995:
                       (Amounts in thousands)

                                   Not                 No.
                     Earning       Earning   Prior     of
             Total   Interest      Interest  Liens     Loans
First
Mortgage
Loans:
Long-term:
 Residential $ 1,832  $ 1,832       $  -     $   -      38
Short-term:
  Shopping
   centers/
   retail      7,289    7,289          -          -     10
  Industrial
   buildings   4,051    4,051          -          -      3
  Office
   buildings   4,140    4,140          -          -      2
  Residential
   (multiple
   family
   units)     19,576   18,928         648         -     14
  Hotel        1,259    1,259          -          -      1
  Misc.        2,608    2,608          -          -      2
Second
  Mortgage
   Loans:
  Shopping





   centers/
   retail      3,349      216       3,133       8,611    3
   Office
   building      679      679          -        2,377    1
  Residential
    (multiple
    family
     units)    3,658     1,740      1,918      49,969    3
  Hotel        1,000      -         1,000      12,000    1
Wraparound
 mortgages     1,849     1,394        455       5,449    4
             ______     ______     ______      _______  __


            $ 51,290  $ 44,136    $ 7,154     $78,406   82
           ________   ________    _______     ________  __

* Prior liens on mortgage loans include senior participation of $15,500,000.

   At September 30, 1995 the Trust had an allowance for possible losses on its real estate loans of $9,084,000 compared to an allowance of $13,321,000 at September 30, 1994. In determining the allowance for possible loan losses, the Trust takes into account numerous factors including a market evaluation of the underlying collateral, the underlying property's estimated cash flow during the projected holding period and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less estimated selling costs. The Trust also takes into account the extent of liquidity in the real estate industry, particularly in the New York metropolitan area, where approximately 80% of the portfolio is located. Management reviews the loan portfolio on a quarterly basis to determine if additional allowances are needed.


       When a mortgage loan is in default, the Trust may acquire the underlying property through foreclosure or other legal action as is necessary to protect its investment. In negotiated workouts the Trust seeks to acquire title to a property and in certain cases affords the borrower the opportunity to reacquire the property at a fixed price over a specified period of time.


Real Estate Owned

      The real estate owned by the Trust consists primarily of foreclosed properties held for sale, with the exception of Abbotts Square, which is held long term for the production of income. The real estate owned consists primarily of the following as of September 30, 1995:

     Abbotts Square, Philadelphia, Pennsylvania - A mixed use property, containing 63,000 square feet of commercial space (16 retail stores), a 400 car parking garage and 88 residential condominium units, owned and operated by a limited partnership in which a wholly owned BRT subsidiary is the sole general partner and BRT is a limited partner. The property was acquired by the owning partnership in April, 1993 under a plan of reorganization confirmed by the bankruptcy court. The partnership agreement provides that there are to be no cash distributions of operating cash flow to partners, other than BRT, until BRT has received a specified cumulative return and after BRT has received payment currently of its specified return, then BRT will receive 50% of all operating cash flow and the other partners the other 50%.
The partnership agreement provides further that there are to be no distributions of sale or refinancing proceeds to partners other than BRT until all required cash distributions to BRT from operations, including accumulated arrears, have been paid currently, and BRT receives full payment of the principal amount owed to it plus the specified cumulative return, after which BRT will receive 50% of such distributions. The retail space was 90% occupied at September 30, 1995 and the residential units 98% occupied at that date. Extensive repairs were completed at this property in Fiscal 1995 at a cost of approximately $1,594,000.

     On September 28, 1995 a loan of $10,000,000 was closed with respect to the Abbotts Square property, secured by a first mortgage on the retail and garage component and the 88 condominium units. The loan matures in five years, with a right granted to the borrower to extend for an additional five years (subject to satisfaction of certain conditions), provides for interest at either a fixed rate related to the mortgagee's prime, a floating rate related to comparable United States treasury bills or a floating rate related to LIBOR, or a combination of any two at the option of the borrower, and provides for monthly amortization based on a 25 year amortization schedule. The borrower locked in an interest rate of 7.83% per annum (related to one year treasury bills) for the first year the loan is outstanding.


       Dover, Delaware - A 474,000 square foot enclosed facility containing approximately 249,000 square feet of retail space and 225,000 square feet of office space located on approximately 58 acres. The total site contains approximately 90 acres. In addition to the enclosed (former shopping mall) facility there are 5 free standing buildings on the property (two of which are vacant) containing approximately 55,000 square feet of rentable space. The Trust has converted the "anchor" locations at this center to office space and has entered into a 10 year lease (with options to renew) with a major insurance company for approximately 68,600 square feet of space, and a 10 year lease (with options to renew) with a major bank for 79,000 square feet of space. The renovation for the insurance company was substantially completed in December, 1994, and for the banking entity in May, 1995. Each of the two tenants at the "anchor" locations has options to expand their space and a right to early termination. If the insurance company exercises its early termination right, which it can do so at any time, the tenant must pay to BRT, an amount equal to the rentals due to the lease termination date, discounted to present value. The bank has an early termination right, during its sixth lease year only. The Trust has been converting this facility to an office park, with some retail to service the office tenants, and as opportunities arise, the Trust is renting former retail space to office users. This facility was approximately 62% occupied at September 30, 1995.

     In July 1995 two separate loans aggregating $9,250,000 were closed with respect to this property; one loan in principal amount of $6,000,000 is collateralized by a first mortgage on the insurance company's building (an additional $1,000,000 can be drawn down for tenant improvements if the insurance company exercises any of its expansion options) and the other loan in the principal amount of $3,250,000 is collateralized by the bank's facility. Both loans are cross collateralized and are secured by a negative pledge on the balance of the property and a mortgage on the balance of the mall. The loans are for ten years, provide for a fixed interest rate of 8.07% and provide an amortization schedule intended to amortize the loan over the ten year period.

     Rock Springs, Wyoming - A 151,105 square foot shopping center, consisting of 138,191 square feet of retail space (30 retail stores), 12,914 square feet of office space, a free standing restaurant and a free standing film kiosk.
The Trust holds a leasehold interest in this property subject to a first leasehold mortgage which matured on November 1, 1995 and provides for interest at the rate of 9 1/4% per annum. At September 30, 1995 there was a principal balance of $1,649,000
due on the leasehold mortgage.   The mortgagee has agreed to
renew this mortgage for a term expiring November 1, 2000, at an interest rate of 8.44%, but is requiring monthly payments at the same level as required under the existing mortgage, resulting in quicker amortization of the principal balance due on the mortgage. Pending execution of the renewal documents
(which will require the signature of the fee owner of the property) the loan has been extended on a month to month basis. The retail space was approximately 92% occupied and the office space was approximately 100% occupied at September 30, 1995.

       New York, New York - A twelve story office building located on lower Madison Avenue in Manhattan, New York containing approximately 5,000 square feet of grade level retail space and approximately 55,000 square feet of office space. The property is owned free and clear of mortgages. At September 30, 1995 50% of the retail space and approximately 96% of the office space was occupied.

     Kansas City, Kansas - A three story office building located on Shawnee Mission Parkway, Fairway, Kansas, an active suburban office market in the greater Kansas City area. This property acquired by deed in lieu of foreclosure on October 25, 1995 contains approximately 103,500 square feet of rentable space and parking capacity for 393 vehicles. The property was 63% occupied on the date acquired by the Trust.

       Elmont, New York - A three story office building containing approximately 18,000 square feet of office space. The property is owned free and clear of mortgages. At September 30, 1995 approximately 68% of the space was occupied. The Trust has entered into a contract to sell this property for a consideration $735,000, of which, at the option of the purchaser, up to $510,000 may be represented by a five year purchase money first mortgage. The Trust expects this transaction to be consummated in January 1996.

     Spring Valley, New York - This property consists of four two story garden apartment buildings containing 86 apartment units and parking facilities for 144 vehicles. Spring Valley is about 27 miles north of New York City. At September 30, 1995 the property was 100% occupied.

     On November 3, 1995 a first mortgage loan in the principal amount of $1,600,000 was closed with respect to this property. The mortgage matures on December 1, 2010, provides for interest at 8.75% for the first five years and 250 basis points above five year treasuries for each of the remaining five year terms and amortization over a 30 year period.

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

       New York, New York - Two six story residential buildings located on West 172nd Street in Manhattan, New York, containing 82 apartments and 13 grade level retail stores with 9,264 square feet of rentable space. This property, which is owned free and clear of any fee mortgage, is leased under a net lease which expires in 2015.

       The Trust owns 619 cooperative apartment units in 6 separate projects, 2 of which containing 160 units are located in Nassau County, New York, 2 containing 193 units are located in Manhattan, 1 containing 251 units located in Queens, New York and 1 containing 15 units in the Bronx, New York. Since the market for the sale of cooperative apartment units in New York City and Long Island is very competitive and there is an apparent oversupply of cooperative apartments being offered for sale, the Trust's policy is to lease the units owned by it with a number of selective units at some locations being held vacant for sale. At September 30, 1995 91% of the units were occupied.


Restated Credit Agreement

       On September 23, 1992, an Amended and Restated Credit Agreement ("Restated Credit Agreement") was executed between BRT and the Banks. Pursuant to the Restated Credit Agreement, BRT and its wholly-owned subsidiaries granted the banks a lien on all existing and future mortgages receivable; BRT pledged the stock held by it in each subsidiary as collateral for the loan and caused each of its subsidiaries, all of which are formed primarily to own real estate acquired by foreclosure and specific mortgages receivable, to guaranty repayment of the loan due to the Banks.

       The principal balance outstanding under the Restated Credit Agreement bears interest at 1% in excess of the agent bank's (Bankers Trust Company) prime lending rate and in addition, the agent bank receives an annual fee equal to 1/8 of 1% of the aggregate outstanding principal balance. BRT cannot make any borrowings under the Restated Credit Agreement and once a principal payment is made by the Trust to the Banks it cannot be reborrowed.

       The maturity date of the Restated Credit Agreement originally June 30, 1995, has been extended to June 30, 1996.
If, the Trust satisfies certain conditions, primarily making the mandatory repayments (described below) and meeting certain ratio tests, the Restated Credit Agreement may be extended by the Trust to June 30, 1997. The Trust has to date, made all repayments of principal required by the Restated Credit Agreement. If the Trust elects to extend the maturity date to June 30, 1997

$20,000,000 must be repaid no later than June 30, 1996. The Trust has already satisfied this repayment requirement. The outstanding principal balance due under the Restated Credit Agreement was reduced from $66,192,000 outstanding on September 30, 1994 to $22,900,000 at September 30, 1995 and at December 1,
1995, it has been further reduced to $18,775,000. If the loan has not been paid in full by June 30, 1996 the Trust will extend the maturity date of the loan to June 30, 1997 and believes that it will satisfy all conditions required for the loan to be extended.

       Upon execution and delivery of the Restated Credit Agreement, the Banks and BRT entered into a Cash Collateral Agreement under which a cash collateral account was established with Bankers Trust Company. This account is the repository of a portion of capital event proceeds (proceeds from the sale of real estate, proceeds from mortgages obtained secured by real estate owned and proceeds from mortgage loan reductions and payoffs) and the Trust's excess operating cash flow. The funds in the cash collateral account are available to BRT for business purposes, including interest payments under the Restated Credit Agreement, capital improvements to real estate owned, protection of mortgages receivable and funding operating expenses. The agent bank is required to disburse funds (in an amount not greater than an approved budget) from the cash collateral account upon requisition by BRT as long as there is no monetary default under the Restated Credit Agreement. To the extent the cash collateral account exceeds $9,000,000 at the end of any month or $10,000,000 within a month, the excess is applied to reduce principal. To the extent the cash collateral account is reduced below $9,000,000, BRT can utilize a portion of capital event proceeds and excess operating cash flow to build the account up to $9,000,000. The Restated Credit Agreement also requires a segregated interest reserve account as part of the cash collateral account, amounting to three months interest payments (approximately $558,000 at September 30, 1995). The banks have a security interest in the cash collateral account.

       Under the Restated Credit Agreement and the Cash
Collateral Agreement the Trust is authorized to maintain operating bank accounts. To the extent cash in the operating accounts exceeds $500,000 at the end of any month, such excess is to be deposited in the cash collateral account.

       Under the terms of the Restated Credit Agreement, a minimum of 75% of capital event proceeds must be applied to reduce the principal balance of the loan. The balance of capital event proceeds are deposited by the Trust in the cash collateral account. In October, 1994 the Banks agreed to reduce the 75% requirement to 50% on the next $6,000,000 of capital event proceeds so that the Trust could reestablish the cash collateral account up to $9,000,000. The cash collateral account was significantly depleted due to the expenditure of the funds required in the renovation of the Dover, Delaware property (see "Business - Real Estate Owned") and for extensive repairs and improvements at other properties owned. The cash collateral account totalled approximately $7,134,000 at September 30, 1995.

       The Restated Credit Agreement precludes the Trust from making any mortgage loans except for purchase money mortgage loans issued in connection with the sale of properties (with limitations as to percentage of sales price, rates of interest and term).

       There are also specific limitations on extending loans and reducing interest rates on mortgages receivable, on obtaining financing on real estate owned and on selling real estate owned and subsidiary stock.

       Under the Restated Credit Agreement the Trust covenanted, among other covenants, (i) to provide the banks with periodic and annual financial statements, and periodic financial and other information and budgets, (ii) to maintain tangible net worth at the lesser of $55,000,000 or 60% of total bank debt plus nonrecourse indebtedness for borrowed money (at September 30, 1995 the net worth requirement was $25,204,800) and (iii) not to permit total liabilities (excluding subordinated debt and nonrecourse indebtedness existing on September 23, 1992 or assumed in connection with a foreclosure but including all other indebtedness) to exceed two times tangible net worth plus subordinated debt.

       In the opinion of Management of the Trust, the Restated Credit Agreement and the Cash Collateral Agreement has provided the Trust with adequate funds to operate its business, to protect its receivables, to maintain and improve real estate owned and to dispose of assets in the ordinary course of business.

REIT Qualification


       The Trust qualifies as a real estate investment trust under the Internal Revenue Code ("Code"). Since qualification as a REIT under the Code requires the Trust to be passive in its real estate activities by managing its foreclosed properties through independent contractors, adhering to holding period requirements and meeting qualified income and asset tests, the Trust is precluded from taking certain actions a real estate company not seeking to qualify as a REIT might take to protect an investment.

Competition

       Since the Trust is not actively engaged in lending activities it is not competing for mortgage loans. With respect to the real estate acquired by foreclosure and held for sale, the Trust will compete for tenants and potential purchasers of such properties with owners of comparable real property in the area in which the property is located. With respect to the cooperative units owned by the Trust, there is a great deal of competition for purchasers and, pending significant improvement in the market for the sale of cooperative units, the Trust intends to rent out substantially all the units for terms of up to two years. At present the apartment rental market in the areas in which the Trust owns cooperative apartments is satisfactory.


Employees

       The Trust has 9 full-time employees. In addition, it has entered into an agreement with REIT Management Corp. ("REIT") pursuant to which REIT acts as its advisor. At the present time, REIT, subject to supervision of the Board of Trustees, administers the Trust's portfolio of mortgages receivable, supervises foreclosure actions, engages in negotiations in workout situations with respect to non-earning loans and supervises and provides support services in litigation activities. REIT also supervises the maintenance, leasing, sale and/or financing of real estate owned by the Trust. Reference is made to the Trust's Proxy Statement to be filed pursuant to Regulation 14A for information concerning the amount and method of computing REIT's fee.

      In Fiscal 1994 and 1995, the Trust engaged entities, including entities affiliated with REIT, to manage properties acquired by the Trust in foreclosure or deed in lieu of foreclosure. The management services include, among other things, rent billing and collection, accounting, maintenance, contractor negotiation, construction management, sales and leasing and mortgage brokerage. In management's judgment the fees paid to REIT and entities affiliated with REIT are competitive with or less than fees that would be charged for comparable services by unrelated entities.

                      EXECUTIVE OFFICERS OF REGISTRANT

      The following sets forth the executive officers of the Trust. The business history of officers who are also Trustees will be provided in the Trust's proxy statement to be filed pursuant to Regulation 14A not later than January 29, 1996.

Name                                   Office

Fredric H. Gould                       Chairman of the Board and
                                       Chief Executive Officer

Marshall Rose                          Vice Chairman of the Board

Israel Rosenzweig                      President; Trustee

Jeffrey A. Gould                       Executive Vice President
                                       and Chief Operating
                                       Officer

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

Eugene J. Keely                        Vice President

Nathan Kupin                           Vice President; Trustee

Matthew J. Gould                       Senior Vice President

David  W. Kalish                       Vice President; Chief
                                       Financial Officer

Karen A. Till                          Vice President, Financial

      Jeffrey A. Gould (age 30) has been a Vice President of the Trust since January, 1988 and became Executive Vice President and Chief Operating Officer in March 1994. In June, 1989 he became a
Vice President of One Liberty Properties, Inc.   He is also a
Vice President of Georgetown Partners, Inc., managing general partner of Gould Investors L.P.

      Simeon Brinberg (age 62), has been Secretary of the Trust since February, 1983 and Senior Vice President since November, 1988. From 1961 to September, 1988 he was a partner in the law firm of Bachner, Tally, Polevoy, Misher & Brinberg and its predecessor. In October, 1988 Mr. Brinberg became an officer of BRT and a Vice President of Georgetown Partners, Inc. In June, 1989 he became a Vice President of One Liberty Properties, Inc. Mr. Brinberg is a director of Witco Corporation.

      Eugene J. Keely (age 60) has been a Vice President of the
Trust since May 1983.

      Matthew J. Gould (age 36) has been President and Chief Operating Officer of One Liberty Properties, Inc. since June, 1989. He has been a Vice President of the Trust since 1986 and became Senior Vice President in March 1993. He has also been a Vice President since 1986 of Georgetown Partners, Inc., Managing General Partner of Gould Investors L.P., Vice President of REIT since 1986, and a Vice President of Majestic Property Management Corp. and related entities engaged in real property management and leasing since 1986.

      David W. Kalish (age 48) has been a Vice President and Chief Financial Officer of the Trust since June, 1990. He has also been Vice President and Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June, 1990. For more than five years prior thereto, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company, and its predecessors.

     Karen A. Till (age 33) has been a Vice President of the
Trust since March 1994. For more than four years prior thereto, Ms. Till, a certified public accountant, was employed by Gould
Investors L.P. in an accounting capacity.

Item 2.  Properties.

      The Trust's executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where it occupies approximately 14,500 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building in which the executive offices are located is owned by an affiliate of Gould Investors L.P. The Trust contributed $171,000 to the annual rent in Fiscal 1994.

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

          Fiscal Year Ended September 30,      High       Low

                  1994
                  ____

         First Quarter                        4 3/4       3 3/4
         Second Quarter                       4 3/8       3 5/8
         Third Quarter                        4 5/8       3 1/2
         Fourth Quarter                       4 7/8       4



                  1995
                  ____

         First Quarter                        4 3/8       3
         Second Quarter                       4           3 1/2
         Third Quarter                        4 3/4       3 1/4
         Fourth Quarter                       4 3/4       3 7/8



      As of December 1, 1995 there were approximately 2,700 holders of record of the Trust's Beneficial Shares.

      The Trust did not declare any cash distributions to common shareholders during the years ended September 30, 1994 and 1995. In each of the years ended September 30, 1994 and 1995 the Trust paid $270,000 or $.2622 per share on its outstanding preferred stock. The preferred stock is owned by Gould Investors L.P., a related party.

      The Trust qualifies as a real estate investment trust for Federal income tax purposes. In order to maintain that status, it is required to distribute to its shareholders at least 95% of its annual taxable income. Management believes that as a result of accumulated tax losses the Trust will not be required to make cash distributions for a number of years to maintain its real estate investment trust status. The resumption of cash distributions and the amount and timing of future distributions, if any, will be at the discretion of the Board of Trustees and will depend upon the Trust's financial condition, earnings, cash flow and other factors. The Restated Credit Agreement precludes payment of cash dividends on Beneficial Shares unless required in order for the Trust to maintain its real estate investment trust status.

Item 6.  Selected Financial Information

       The following table, not covered by the report of independent certified public accountants, sets forth selected historical financial data of the Trust for each of the fiscal periods in the five years ended September 30, 1995. This table should be read in conjunction with the detailed information and financial statements of the Trust appearing elsewhere herein.


                   Fiscal Years Ended
                     September 30,
         _________________________________________________


                   1995      1994      1993      1992     1991
                   ____      ____      ____      ____     ____

          (In thousands except for per share amounts)
Operating
  statement
  data:
  Total
   revenues        $20,133   $22,037 $18,189 $15,200 $20,631

  Provision for
   possible
   loan losses       1,021     4,340   3,111   7,940  12,391

  Provision for
   valuation
   adjustment          178       993   3,388       -       -
  Net income
   (loss)(1)         2,974       195 ( 4,068)( 8,395)(10,405)

  Calculation of
   net income (loss)
   applicable to common
   shareholders:
  Net income (loss)  2,974       195 ( 4,068)( 8,395)(10,405)
  Less: distributions
   on Preferred stock  270       270      12       -      -




  Net income (loss)
   applicable to common
    shareholders     2,704    (   75)( 4,080)( 8,395)(10,405)
  Income (Loss) per
   beneficial share-
   primary             .37    (  .01) (  .56) ( 1.14) ( 1.42)
   Fully diluted       .35    (  .01) (  .56) ( 1.14) ( 1.42)



 Balance sheet
   data:
  Total assets     104,428   131,467 162,217 176,594 195,970

 Earning real
  estate
   loans (2)        44,136    67,739  95,353 107,571 111,375

  Non-earning real
   estate
   loans (2)         7,154    10,268  26,750  44,250  71,166
  Real estate
   owned (2)        52,029    54,793  51,162  35,574  26,851
  Notes payable-
   banks            22,900    66,192  92,785 105,000 114,800

  Subordinated note,
   less unamortized
   discount              -         -       -   3,135   6,056
  Loans and
   mortgages
   payable          20,756     6,671  10,308   8,626   6,751



  Shareholders'
   equity           57,728    55,024  55,099  55,804  64,199

(1) The year ended September 30, 1992, includes an extraordinary gain of $969,000.

(2) Earning and non-earning loans and real estate owned are presented without deduction of the related allowance for possible losses, valuation allowance, or accumulated depreciation and amortization.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

       The Trust was engaged in the business of making and participating in senior and junior real estate mortgages, secured by income producing property and to a lesser extent by unimproved real property. The Trust's investment policy emphasized short-term mortgage loans. Repayments of real estate loans in the amount of $19,445,000 are due during the twelve months ending September 30, 1996 ("Fiscal 1996"), including $11,406,000 which is due on demand. There presently is a more favorable environment for obtaining mortgage financing secured by real estate and for selling real estate, but the Trust cannot project the portion of loans maturing in Fiscal 1996 which will be paid or the portion of loans maturing in Fiscal 1996 which will be extended for a fixed term or on a month to month basis.

       Effective September 23, 1992, the Trust entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement") with five banks. The maturity date under the Restated Credit Agreement has been extended to June 30, 1996, with the Trust having the right to extend for an additional one year term if it satisfies certain conditions, principally making certain mandatory repayments and meeting certain ratios. If necessary the Trust will extend the maturity date of the Restated Credit Agreement to June 30, 1997. As of December 1, 1995 the Trust had made all mandatory repayments required by June 30, 1996 and meets the required ratios.

       Under the Restated Credit Agreement the Trust is required to apply a minimum of 75% of capital event proceeds (proceeds from the sale of real property, proceeds from mortgage financing secured by real estate owned and proceeds from payoffs or paydowns of mortgages receivable) to reduce the principal balance due to the banks, and the balance of 25% is deposited in a cash collateral account maintained with the agent bank. The agent bank is required to disburse funds to the Trust from the cash collateral account upon requisition by the Trust, provided there is no monetary default under the Restated Credit Agreement.
To the extent the cash collateral account exceeds $9,000,000 at the end of any month or $10,000,000 within a month, such excess is applied to reduce principal. To the extent the cash collateral account is reduced below $9,000,000, the Trust can utilize 25% of capital event proceeds and excess operating cash flow to build the account up to $9,000,000. In October, 1994, the Banks agreed to reduce the 75% requirement to 50% on the next $6,000,000 of capital event proceeds so the Trust could reestablish the cash collateral account to $9,000,000, as the

Trust's requirement for funds for capital expenditures at properties owned exceeded the budget established for Fiscal 1994 by about $3,500,000. The increase in capital expenditures in late 1994 and early 1995 was due in large measure to the conversion of a shopping mall in Dover, Delaware from a retail mall to an office park at a cost of approximately $6,600,000.
In addition, the Trust maintains its own operating accounts, into which all operating revenues are deposited and from which all operating expenses are paid, and to the extent operating accounts exceed $500,000 at the end of any month, the excess is deposited into the cash collateral account.

       During Fiscal 1994, the Trust entered into a project to convert one of its properties, a regional mall located in Dover, Delaware, into an office park. The Trust entered into a lease with a major insurance company, requiring the Trust to segregate the funds required for the improvements required under the lease (approximately $5,650,000) into a separate account. The aforementioned segregated funds were deemed restricted at September 30, 1994. A modification to the Restated Credit Agreement was provided by the banks, allowing the Trust to exceed its $9,000,000 budget by $1,000,000, in order to pay for the aforementioned improvements, in addition to its other operational requirements. A further modification was permitted by the banks for the Trust to exceed its $10,000,000 budget, as amended, by an additional $2,500,000. These additional funds allowed the Trust to complete the improvements required under a lease entered into with a bank at the office park, in addition to required expenditures at other real estate owned. In order for the Trust to replenish its cash collateral account, the banks also agreed to modify the allocation on the next $6,000,000 of capital event proceeds (effective October 28, 1994) and permitted the Trust to retain 50% of such proceeds as opposed to the 25% provided in the Restated Credit Agreement. At September 30, 1995 the Trust maintained approximately $7,134,000 in the Cash Collateral Account, which management deems sufficient to satisfy the Trust's short term liquidity needs.

       During the twelve months ended September 30, 1995 ("Fiscal 1995"), the Trust had an increase in cash provided by investing activities, as a result of collections from real estate loans of $20,840,000 (net of repayments to participating lenders of $8,445,000) and proceeds from the sale of real estate owned of $12,320,000, net of purchase money mortgages of $4,313,000. The cash provided by investing activities and proceeds of $19,250,000 from refinancing real estate owned was used to reduce bank debt by $43,292,000 in Fiscal 1995. The Trust also paid off or paid down loans and mortgages payable in the amount of $3,310,000.

       The Trust intends to satisfy its short term liquidity needs from interest received on outstanding real estate loans, net cash flow generated from the operation of properties, cash derived from financing real estate owned, and from the funds in the cash collateral account. In the opinion of Management, the Restated Credit Agreement by its terms, and the mechanics of the cash collateral account, provide adequate funds for the Trust to operate its business, to protect its receivables and to operate its real estate (which includes making necessary capital improvements) and sufficient time to dispose of assets and apply the net proceeds therefrom to reduce the amounts outstanding under the Restated Credit Agreement.


Results of Operations

1995 vs 1994


       The Trust's loan portfolio at September 30, 1995, before giving effect to the allowance for possible losses, was $51,290,000, of which $7,154,000 (14% of total real estate loans) is categorized as non-earning, as compared to $78,007,000 at September 30, 1994, of which $10,268,000 (13% of total real estate loans) is categorized as non-earning. The $26,717,000 decrease in the loan portfolio since September 30, 1994 is primarily due to the payoff of three real estate loans secured by garden apartments located in the Texas market place in the amount of approximately $16,767,000 (net of repayments to senior participating lenders aggregating $8,445,000) . The portfolio was further reduced by the Trust taking title to two properties by deed-in-lieu of foreclosure at an estimated fair value aggregating $5,310,000 (net of an allowance for possible losses of $1,750,000), as well as the settlement, after litigation, of a junior interest in a pool of mortgages having a book balance of approximately $4,300,000 prior to allowance for possible losses of approximately $2,600,000. These decreases were offset in part by purchase money mortgages taken back in connection with the sale of real estate owned.

     Real estate owned (prior to valuation allowances of $2,460,000) decreased to $52,029,000 at September 30, 1995 from
$54,793,000 (prior to valuation allowances of $2,717,000) at September 30, 1994. The decrease of $2,764,000 is due to the sale of various real estate owned with a basis aggregating approximately $13,918,000 offset in part by real estate acquired by deed-in-lieu of foreclosure at an estimated fair value of $5,310,000 and approximately $7,300,000 in improvements of which approximately $6,600,000 was expended at the Dover, Delaware property.

     Interest and fees on real estate loans decreased to $7,914,000 for Fiscal 1995 as compared to $10,999,000 for Fiscal 1994. This decrease of $3,085,000 was a result of a decrease in earning real estate loans, as a result of payoffs, and various events which occurred during Fiscal 1994, including receipt of additional interest of approximately $1,100,000 upon payoff of a real estate loan secured by a property located in Texas, recognition of an unamortized discount of $565,000 upon early payoff of a real estate loan, and collection of approximately $480,000 from court appointed receivers who operated properties securing certain loans. These decreases were offset in part by the receipt of additional interest of approximately $1,410,000 (net of $745,000 of deferred interest accrued during Fiscal 1994) upon payoff of two real estate loans secured by garden apartments located in Texas, recognition of interest earned of approximately $400,000 upon settlement, after litigation, of a junior interest in a pool of mortgages and interest earned from purchase money mortgages originated by the Trust in connection with properties sold.

     Operating income on real estate owned decreased by $1,013,000 to $8,162,000 for the year ended September 30, 1995 as compared to $9,175,000 for the prior fiscal year. This decrease was principally a result of the sale of a number of properties offset in part by the income generated from a garden apartment complex in Spring Valley, New York and an increase in rental income at the Dover, Delaware property, as a result of conversion of this property from a regional mall to an office park.

     Gain on sale of foreclosed properties for Fiscal 1995 was $3,496,000 as compared to $1,507,000 in Fiscal 1994. The current years gain was a result of various transactions totalling $12,320,000, net of purchase money mortgages of $4,313,000 (net of a $850,000 wrap mortgage). It is the policy of the Trust to offer for sale all real estate owned at prices which management believes represents fair value in the geographic area in which the property is located.

     Other income, primarily investment income, increased by $205,000 for the year ended September 30, 1995 from $356,000 for Fiscal 1994 to $561,000 for Fiscal 1995. This increase is primarily due to an increase in the average yield on investments.

     Interest expense decreased by $1,429,000 in Fiscal 1995 as compared to Fiscal 1994 due to a decrease throughout the year of the outstanding bank debt and the payoff of a mortgage payable, offset in part by an increase in the average prime interest rate.

     The expenses for the twelve months ended September 30, 1995 include provisions for possible loan losses and valuation adjustments of $1,199,000 as compared to $5,333,000 for the comparable period in 1994. This decrease is a result of a more favorable environment for obtaining financing secured by real property and in selling real property assets.

     The Advisor's fee decreased by $275,000 from $1,052,000 for the year ended September 30, 1994 to $777,000 for the year ended September 30, 1995. This decrease was a result of a decrease in total invested assets, the basis on which the advisory fee is calculated.

     General and administrative expenses decreased to $2,971,000 in Fiscal 1995 from $3,224,000 in Fiscal 1994, a decrease of $253,000. This decrease is primarily the result of decreased professional fees as foreclosure and bankruptcy proceedings are finalized as well as a decrease in other general and administrative expenses.

     Operating expenses relating to real estate owned increased to $6,402,000 for the year ended September 30, 1995 from $5,112,000 for the year ended September 30, 1994. This increase was primarily due to extensive repairs completed at a mixed use property and the Trust acquiring an apartment building by deed-in-lieu of foreclosure, offset in part by the sale of real estate owned.




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

       Interest and fees on real estate loans decreased to $10,999,000 for Fiscal 1994 as compared to $12,395,000 for the twelve months ended September 30, 1993 ("Fiscal 1993"). This decrease of $1,396,000 was a result of a number of events which occurred during Fiscal 1993, including receipt of past due and accumulated interest of $440,000 upon refinancing by a borrower, collection of approximately $586,000 from court appointed receivers who operated properties securing certain loans, receipt of an $800,000 fee from a borrower as part of a workout and additional interest of $325,000 received upon repayment of two participating real estate loans secured by properties located in Texas. Interest and fees on real estate loans also declined in Fiscal 1994 as compared to Fiscal 1993 due to a decrease in earning real estate loans, as a result of payoffs and properties securing real estate loans becoming real estate owned. This decrease was offset in part by receipt of additional interest of approximately $1,100,000 upon payoff of a real estate loan secured by a property located in the Texas marketplace, recognition of an unamortized discount of $565,000 upon early payoff of a real estate loan, collection of approximately $480,000 from court appointed receivers who operated properties securing certain loans and the accrual of deferred interest of approximately $745,000 on another real estate loan secured by properties located in the Texas area.

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

       The expenses for the twelve months ended September 30, 1994 include a provision for possible loan losses of $4,340,000 as compared to $3,111,000 for Fiscal 1993. A majority, or $2,950,000 of the provision was taken during the fourth quarter of Fiscal 1994 with respect to a real estate loan in which the Trust held a subordinate position in a securitized mortgage portfolio which, although interest was current, went into default in October 1994. Fiscal 1994 also includes a provision for valuation adjustment of $993,000 as compared to $3,388,000 for the prior fiscal year. Of the total valuation allowance taken during the fiscal year ended September 30, 1994, $900,000 was taken with respect to unsold shares and related proprietary leases in three cooperative apartment buildings.

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



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                  PART III

       Items 10, 11, 12 and 13 will be included in the Trust's proxy statement to be filed pursuant to Regulation 14A not later than January 29, 1996.

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

         10(e). Cash Collateral Agreement dated September 23,
                1992. Incorporated by reference to Exhibit 2 to Form 8-K filed on October 8, 1992.

         21. Subsidiaries - Each subsidiary is 100% owned by the Trust. Filed with this Form 10-K.

         27. Financial Data Schedule - Filed with electronic filing.

         (b)    Reports on Form 8-K:

                There were no reports on Form 8-K filed in the fourth quarter of Fiscal 1995.

         (c)    Exhibits - See Item 14(a) 3., above.

         (d)    See Item 14(a) 2., above.

                          EXHIBIT 21


SUBSIDIARIES


COMPANY                            STATE OF INCORPORATION


Hoboken Front Corp.                     New Jersey
Huntington-Park Corporation             New York
Forest Green Corporation                New York
Realty 49 Corp.                         New York
TRB No. 1 Corp.                         New York
TRB No. 2 Corp.                         New York
TRB Ft. Wright Corp.                    New York

TRB Cutter Mill Corp.                   New York
TRB Huntington Corp.                    New York
White Plains Realty Corp.               New York
Kew Gardens Realty Corp.                New York
Blue Realty Corp.                       Delaware
140 East 14th Street Realty Corp.       New York
3581 Broadway Realty Corp.              New York
620 West 172nd Street Realty Corp.      New York
Multiple Property Realty Corp.          New York
119 Madison Avenue Realty Corp.         New York
TRB No. 3 Owners Corp.                  Wyoming
2042 Amsterdam Avenue Realty Corp.      New York
2190 Boston Post Road Realty Corp.      New York
TRB 96th Street Corp.                   New York
Remson Point Realty Corp.               New York
TRB 13 Eighth Avenue Corp.              New York
Fairmont Wrap Holding Corp.             New York
Community Wrap Holding Corp.            Florida
Casa Wrap Holding Corp.                 Florida
901 Merrick Road Realty Corp.           New York
730 Franklin Avenue Realty Corp.        New York
2002 Avenue U Realty Corp.              New York
TRB Valley Corp.                        New York
76 Madison Avenue Realty Corp.          New York
2211 Church Avenue Realty Corp.         New York
Soundview Apartment Holding Corp.       New York
TRB Hilltop Corp.                       New Jersey
TRB Cruger Avenue Corp.                 New York
570 Elmont Road Realty Corp.            New York
TRB Fairway Office Center Corp.         Kansas
TRB East 33rd Street Corp.              New York
TRB 261-65 First Avenue Corp.           New York
TRB Abbotts Corp.                       Pennsylvania
TRB Greenpoint Avenue Realty Corp.      New York
728 Eighth Avenue Realty Corp.          New York
174 Lexington Avenue Realty Corp.       New York
1199 First Avenue Realty Corp.          New York
302 East 72nd Street Realty Corp.       New York

                                       SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BRT REALTY TRUST


Date:  December 19, 1995            By:
                                        /s/Israel Rosenzweig
                                        --------------------

                                        President and Trustee

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                Title                  Date



s/Fredric H. Gould     Chairman of the Board   December 19, 1995
                       (Principal Executive
                       Officer)


s/Israel Rosenzweig      Trustee               December 19, 1995


s/Patrick J. Callan      Trustee               December 19, 1995


s/Arthur Hurand          Trustee               December 19, 1995


s/Gary Hurand            Trustee               December 19, 1995


  Nathan Kupin           Trustee               December   , 1995


  Herbert C. Lust II     Trustee               December   , 1995


s/Marshall Rose          Trustee               December 19, 1995



s/David W. Kalish        Vice President        December 19, 1995
                         (Principal Financial
                         and Accounting Officer)

                             Annual Report on Form 10-K
                             Item 8, Item 14(a)(1) and (2)

Index to Consolidated Financial Statements and Consolidated
Financial Statement Schedules

                              September 30, 1995

The following consolidated financial statements of BRT Realty
Trust are included in Item 8:


                                                       Page No.


Independent Auditors' Report                             F-1

Consolidated Balance Sheets as of September 30,
  1995 and 1994                                          F-2

Consolidated Statements of Operations for the
  three years ended September 30, 1995, 1994 and 1993    F-3

Consolidated Statements of Shareholders' Equity
  for the three years ended September 30, 1995,
  1994 and 1993                                          F-4

Consolidated Statements of Cash Flows for the
  three years ended September 30, 1995, 1994 and
  1993                                                 F-5-6

Notes to Consolidated Financial Statements               F-7

Consolidated Financial Statement Schedules for the year ended September 30, 1995

  XI - Real Estate and Accumulated Depreciation      S-1 to S-2
  XII - Mortgage Loans on Real Estate                S-3 to S-4




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Trustees and Shareholders
BRT Realty Trust


We have audited the accompanying consolidated balance sheets of BRT Realty Trust (the "Trust") as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the consolidated financial statement schedules listed in the Index as Item 14(a). These consolidated financial statements and consolidated schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion the related consolidated financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





New York, New York                                             Ernst & Young LLP
November 22, 1995                     (successor to Kenneth Leventhal & Company)

                                BRT REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                        ASSETS
                                                                        SEPTEMBER 30,
                                                                --------------------------
                                                                    1995           1994
                                                                -----------    -----------
Real estate loans - Notes 2, 4 and 5:
     Earning interest, less unearned income                     $    44,136    $    67,739
     Not earning interest                                             7,154         10,268
                                                                -----------    -----------
                                                                     51,290         78,007
          Less allowance for possible losses                          9,084         13,321
                                                                -----------    -----------
                                                                     42,206         64,686
                                                                -----------    -----------
Real estate owned - Notes 3, 4 and 5:
     Foreclosed properties held for sale (except
       for $13,915, and $14,260, net of accumulated
       depreciation which is held long term for the
       production of income)                                         52,029         54,793
          Less valuation allowance                                    2,460          2,717
                                                                -----------    -----------
                                                                     49,569         52,076
                                                                -----------    -----------

Cash and cash equivalents - Note 5                                    7,385          1,174
Investment in U.S. Government obligations at cost,
     which approximates market                                            -          1,979
Restricted cash - Note 5                                                558          7,098
Interest receivable                                                     507          1,319
Other assets                                                          4,203          3,135
                                                                -----------    -----------

     TOTAL ASSETS                                               $   104,428    $   131,467
                                                                -----------    -----------
                                                                -----------    -----------


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Notes payable - Note 5                                     $    22,900    $    66,192
     Loans and mortgages payable - Note 5                            20,756          6,671
     Accounts payable and accrued liabilities
          including deposits of $1,967 and $2,205                     3,044          3,580
                                                                -----------    -----------
     Total liabilities                                               46,700         76,443

Commitments and contingencies -  Notes 2, 3, 4, 5, 8 and 9                -              -

Shareholders' equity - Note 7:
     Preferred shares, $1 par value:
          Authorized 10,000 shares, issued - 1,030 shares             1,030          1,030
     Shares of beneficial interest, $3 par value:
          Authorized number of shares, unlimited, issued
           - 7,538 shares                                            22,614         22,614
     Additional paid-in capital, net of distributions
          of $4,968 and $4,698                                       83,914         84,184
     Accumulated deficit                                            (47,495)       (50,469)
                                                                -----------    -----------
                                                                     60,063         57,359
     Cost of 192 treasury shares of beneficial interest              (2,335)        (2,335)
                                                                -----------    -----------
     Total shareholders' equity                                      57,728         55,024
                                                                -----------    -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $   104,428    $   131,467
                                                                -----------    -----------
                                                                -----------    -----------

See accompanying notes to consolidated financial statements.
                                       F-2

                                BRT REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                         YEAR ENDED SEPTEMBER 30,
                                                                 ----------------------------------------
                                                                    1995           1994           1993
                                                                 ----------     ----------     ----------
Revenues:
  Interest and fees on real estate loans - Note 2                $    7,914     $   10,999     $   12,395
  Operating income on real estate owned                               8,162          9,175          5,168
  Net gain on sale of foreclosed properties held for sale             3,496          1,507            186
  Other, primarily investment income                                    561            356            440
                                                                 ----------     ----------     ----------

    Total Revenues                                                   20,133         22,037         18,189
                                                                 ----------     ----------     ----------

Expenses:
  Interest -  notes payable, loans payable,
    and subordinated notes  - Note 5                                  5,186          6,615          7,630
  Provision for possible loan losses - Note 4                         1,021          4,340          3,111
  Provision for valuation adjustment - Note 4                           178            993          3,388
  Advisor's fees - Note 8                                               777          1,052          1,295
  General and administrative - Note 8                                 2,971          3,224          3,273
  Operating expenses relating to real estate owned
    including interest on mortgages of $441, $427,
    and $291                                                          6,402          5,112          3,016
  Depreciation and amortization                                         624            506            544
                                                                 ----------     ----------     ----------

    Total Expenses                                                   17,159         21,842         22,257
                                                                 ----------     ----------     ----------

Net Income (Loss)                                                $    2,974     $      195     $   (4,068)
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------


Calculation of net income (loss) applicable to common
  shareholders:
  Net income (loss)                                              $    2,974     $      195     $   (4,068)
  Less: distributions on preferred stock                                270            270             12
                                                                 ----------     ----------     ----------

Net income (loss) applicable to common shareholders              $    2,704     $      (75)    $   (4,080)
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

Income (Loss) Per Share of Beneficial Interest:
  Primary                                                        $      .37     $     (.01)    $     (.56)
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------
  Fully Diluted                                                  $      .35     $     (.01)    $     (.56)
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

Weighted average number of
  common shares outstanding:
  Primary                                                         7,346,624      7,346,624      7,346,624
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------
  Fully Diluted                                                   8,443,139      7,346,624      7,346,624
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

See accompanying notes to consolidated financial statements.
                                       F-3

                                BRT REALTY TRUST

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1994, AND 1995
                             (AMOUNTS IN THOUSANDS)


                                                            SHARES OF      ADDITIONAL
                                              PREFERRED     BENEFICIAL      PAID-IN       ACCUMULATED
                                                STOCK        INTEREST       CAPITAL         DEFICIT
                                             ----------     ----------     ----------      ---------
Balances, September 30, 1992                 $        -     $   22,614     $   82,121     $  (46,596)

Conversion of debt to equity with
  the issuance of 1,030 shares
  of preferred stock                              1,030              -          2,345              -

Distributions - Preferred Stock                       -              -            (12)             -

Net loss                                              -              -              -         (4,068)
                                             ----------     ----------     ----------      ---------

Balances, September 30, 1993                      1,030         22,614         84,454        (50,664)

Distributions - Preferred Stock                       -              -           (270)             -

Net income                                            -              -              -            195
                                             ----------     ----------     ----------      ---------

Balances, September 30, 1994                      1,030         22,614         84,184        (50,469)

Distributions - Preferred Stock                       -              -           (270)             -

Net income                                            -              -              -          2,974
                                             ----------     ----------     ----------      ---------

Balances, September 30, 1995                 $    1,030     $   22,614     $   83,914      $ (47,495)
                                             ----------     ----------     ----------      ---------
                                             ----------     ----------     ----------      ---------

See accompanying notes to consolidated financial statements.
                                       F-4

                                BRT REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                               YEAR ENDED SEPTEMBER 30,
                                                                                 ------------------------------------------------
                                                                                   1995                  1994               1993
                                                                                 --------            --------            --------
Cash flows from operating activities:
  Net income (loss)                                                              $  2,974            $    195            $ (4,068)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for possible loan losses                                            1,021               4,340               3,111
      Provision for valuation adjustment                                              178                 993               3,388
      Amortization and depreciation                                                   624                 506                 544
      Recognition of discount upon premature payoff
        of real estate loans                                                            -                (565)                  -
      Net gain on sale of real estate and foreclosed property                      (3,496)             (1,507)               (186)
      Decrease (increase) in interest receivable                                      812                (426)                879
      Increase in prepaid expenses                                                   (630)               (248)               (185)
      (Decrease) increase in accounts payable and
        accrued liabilities                                                          (282)               (302)                460
      Decrease in deferred revenues                                                   (10)                (81)               (260)
      Decrease (increase) in rent receivable                                          144                 (48)                234
      Decrease in escrow deposits                                                     384                  12                 466
      Increase in deferred costs                                                     (469)                  -                 (74)
      Other                                                                          (509)                159                (235)
                                                                                 --------            --------            --------

Net cash provided by operating activities                                             741               3,028               4,074
                                                                                 --------            --------            --------

Cash flows from investing activities:
   Collections from real estate loans                                              29,285              28,041              26,709
   Proceeds from participating lenders                                                 50                   -                 172
   Additions to real estate loans                                                    (498)               (944)             (2,779)
   Repayments to participating lenders                                             (8,445)             (5,479)            (13,572)
   Net costs capitalized to real estate owned                                      (7,762)             (1,663)             (1,710)
   Proceeds from sale of real estate owned                                         12,320               8,980               3,529
   Decrease in deposits payable                                                      (238)               (126)               (189)
   Decrease (increase) in investments
    in U.S. Government obligations                                                  1,979               5,115              (5,108)
   Other                                                                             (133)                (48)                383
                                                                                 --------            --------            --------

Net cash provided by investing activities                                          26,558              33,876               7,435
                                                                                 --------            --------            --------

Cash flows from financing activities:
  Bank repayments                                                                 (43,292)            (26,593)            (12,215)
  Proceeds from mortgages payable                                                  19,250                   -                   -
  Payoff/paydown of loan and mortgages payable                                     (3,310)             (5,503)               (337)
  Decrease (increase) in restricted cash                                            6,540              (5,389)                149
  Other                                                                              (276)               (207)                (28)
                                                                                 --------            --------            --------

Net cash used in financing activities                                             (21,088)            (37,692)            (12,431)
                                                                                 --------            --------            --------
Net increase (decrease) in cash and cash equivalents                                6,211                (788)               (922)
Cash and cash equivalents at beginning of year                                      1,174               1,962               2,884
                                                                                 --------            --------            --------
Cash and cash equivalents at end of year                                         $  7,385            $  1,174            $  1,962
                                                                                 --------            --------            --------
                                                                                 --------            --------            --------

See accompanying notes to consolidated financial statements.
                                       F-5

                                BRT REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (CONTINUED)


                                                                 YEAR ENDED SEPTEMBER 30,
                                                       ----------------------------------------
                                                            1995           1994           1993
                                                       ----------     ----------     ----------
Supplemental disclosures of cash flow information:

     Cash paid during the year for interest expense    $    5,987     $    7,493     $    7,834
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

Supplemental schedule of noncash investing and financing activities:

     Transfer of nonearning real estate loans
          to foreclosed properties at fair value       $    5,310     $    17,745    $    19,532

     Nonrecourse mortgage obligations relating
          to properties acquired through foreclosure             -            609          1,005

     Transfer of  third-party senior participating
          interest in a real estate loan to a mortgage
          payable upon acquisition of a property
          through foreclosure                                    -          1,495              -

     Loan payable incurred in conjunction with partial
          funding of outstanding commitment                      -              -          2,000

     Recognition of valuation allowance upon sale of
          real estate owned                                      -          1,505              -

     Recognition of allowance for previously
          provided losses                                   5,258          13,656          3,716

     Purchase money mortgages from sale of real
          estate owned (net of an $850 wrap mortgage in
          the current period)                               4,313           6,242          1,030

     Write-off of nonrecourse mortgage payable upon
          relinquishment of real estate owned               1,005               -              -

     Recognition of valuation allowance upon                  435               -              -
          relinquishment of real estate owned

     Conversion of subordinated debt to 1,030 shares
          of preferred stock                                     -              -          3,375

See accompanying notes to consolidated financial statements.
                                      F-6

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

          INCOME RECOGNITION

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

          REAL ESTATE OWNED

          Foreclosed properties (real estate acquired by foreclosure or by a deed in lieu of foreclosure) are recorded at estimated fair value, net of foreclosure costs, at the time of foreclosure. In subsequent periods, individual foreclosed assets held for sale are valued at the lower of the recorded cost or estimated fair value, as described below, and if required, a valuation allowance is recognized. Assets acquired through foreclosure and held for sale, are not depreciated, while assets held long-term for the production of income are depreciated over their estimated useful lives. Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans and costs incurred to extend the life or improve the assets subsequent to foreclosure are capitalized. With respect to the operating properties, operating income and expenses are reflected in the statement of operations. For residential apartment units acquired through foreclosure which are subject to an offering for the sale of units or cooperative shares, the net effect of income and expenses is applied to the basis of the asset to the extent that fair value is not exceeded.

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

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Cash and short term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

          Real estate loans: The earning mortgage loans of the Trust have either variable interest rate provisions, which are based upon a margin over the prime rate, or are currently fixed at effective interest rates which approximate market. At September 30, 1995 these interest rates are reflective of current market conditions for these loans. Accordingly, the carrying amounts of the earning, non-impaired mortgage loans approximate their fair values. For earning loans which are impaired and non-earning loans, the Trust has valued them based upon the fair value of the underlying collateral. Accordingly, their carrying amounts are recorded at fair value.

          Notes, loans and mortgages payable: The Trust determined the estimated fair value of its debt by discounting future cash payments at their effective rates of interest, which approximate current market rates of interest for similar loans. Accordingly, there is no material difference between their carrying amount and fair value.

          PER SHARE DATA

          Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each year, after giving effect to dividends relating to the Trust's preferred stock. The preferred stock, issued on September 14, 1993, is not considered a common stock equivalent for the purpose of computing primary earnings per share. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the year ended September 30, 1995, and is anti-dilutive for the years ended September 30, 1994 and 1993.

          Fully diluted earnings per share of beneficial interest amounts are based on an increased number of common shares that would be outstanding assuming the exercise of common share options and the conversion of preferred stock to shares of beneficial interest at the year end market price. The fully diluted per share computation for the year ended September 30, 1995 is dilutive with the addition of 1,030,000 shares upon conversion of the preferred stock and 66,515 shares upon exercise of common share options. As for the years ended September 30, 1994 and 1993, the fully diluted per share computation is anti-dilutive, and therefore not presented.

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

NOTE 2 -  REAL ESTATE LOANS

          At September 30, 1995, information as to real estate loans is summarized as follows:


                                                                                          Not
                                                                      Earning             Earning
                                                  Total               Interest            Interest
                                             ---------------     ---------------     -----------------
First mortgage loans:
  Long-term:
    Residential                              $     1,832         $     1,832         $           -
  Short-term (five years or less):
    Shopping centers/retail                        7,289               7,289                     -
    Industrial buildings                           4,051               4,051                     -
    Office buildings                               4,140               4,140                     -
    Residential (multiple family units)           19,576              18,928                   648
    Hotel                                          1,259               1,259                     -
    Miscellaneous                                  2,608               2,608                     -

Second mortgage loans:
  Shopping centers/retail                          3,349                 216                 3,133
  Office building                                    679                 679                     -
  Residential (multiple family units)              3,658               1,740                 1,918
  Hotel                                            1,000                   -                 1,000

Wraparound mortgages                               1,849               1,394                   455
                                             -----------        ------------           -----------

                                             $    51,290         $    44,136           $     7,154
                                             -----------        ------------           -----------
                                             -----------        ------------           -----------

     A summary of loans at September 30, 1994 is as follows:

     First mortgage loans                    $    54,742         $    54,165           $       577
     Second mortgage loans                        22,218              12,982                 9,236
     Wraparound mortgages                          1,063                 608                   455
                                             -----------        ------------           -----------

                                                  78,023              67,755                10,268
     Unearned income                                 (16)                (16)                    -
                                             -----------        ------------           -----------

                                             $    78,007         $    67,739           $    10,268
                                             -----------        ------------           -----------
                                             -----------        ------------           -----------


     Of the real estate loans not earning interest at September 30, 1995 and 1994, $7,154 and $10,268, respectively were deemed impaired as it is probable that the Trust will be unable to collect all amounts due according to the contractual terms. Allowances for possible losses were provided for all such non-earning loans, with the exception of loans in the amount of $648 and $577 at September 30, 1995 and 1994, respectively. Of the real estate loans earning interest at September 30, 1995 and 1994, $12,268 and $11,009, respectively, were deemed impaired and all are subject to allowances for possible losses. For the years ended September 30, 1995, 1994 and 1993, respectively, an average $20,350, $29,653 and $47,656 of real estate loans were deemed impaired, on which $2,524, $1,733 and $2,146 of interest income was recognized.

          The Trust's earning loans generally provide for interest rates which are related to the prime rate, whereas the new purchase money mortgages have fixed interest rates, with incremental annual increases. The weighted average interest rate on earning loans was 9.75% and 9.51% at September 30, 1995 and 1994, respectively.

          Annual maturities of real estate loans receivable during the next five years, reflect revised maturities as a result of debt restructurings and are summarized as follows:



               Years Ending September 30,.....         Amount
               -------------------------               -----------
               1996...........................         $    19,445
               1997...........................               9,496
               1998...........................               5,460
               1999...........................               1,737
               2000...........................               3,684
               2001 and thereafter............              11,468
                                                       -----------

               Total                                   $    51,290
                                                       -----------
                                                       -----------

          The Trust's portfolio consists primarily of senior and junior mortgage loans, secured by residential and commercial property, 80% of which are located principally in the New York metropolitan area.

          In Fiscal 1995 there was a more favorable environment for obtaining financing secured by real property and in selling real property assets. As loans matured, borrowers of the Trust in many cases were able to refinance or sell their properties and repay the indebtedness due to the Trust. Management anticipates that extensions for an additional period of time may be granted for loans maturing during 1996. If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. Of the $19,445 of real estate loans receivable which mature in Fiscal 1996, $17,162 were extended during the fiscal year ended September 30, 1995. The Trust received $14 in extension fees.

          Over the past number of years, the Trust has restructured certain loans. Although maturities were extended and interest rates were reduced, principal remained unchanged. The effects of interest rate reductions which were applicable to real estate loans aggregating approximately $20,400, are insignificant as compared to what the Trust would have otherwise received for the year ended September 30, 1995. If all loans classified as non-earning were earning interest at their contractual rates for the years ended September 30, 1995, 1994 and 1993, interest income would have increased by $719, $979 and $2,157, respectively.

          The Trust's interests in wraparound mortgages are subject to underlying mortgages aggregating $4,659 at September 30, 1995. Senior participations in the Trust's loans at September 30, 1995 and 1994 amounted to approximately $15,500 and $24,000, respectively.

          At September 30, 1995 the two largest real estate loans had principal balances outstanding of approximately $9,200 and $3,400, respectively. Of the total interest and fees earned on real estate loans during the fiscal year ended September 30, 1995, 8% and 5% related to these loans, respectively.

          Included in the Trust's portfolio, is a real estate loan collateralized by a 50% partnership interest in which the Chairman and Vice-Chairman of the Board of Trustees of the Trust hold the other 50% partnership interest. The balance of the loan at September 30, 1995 and 1994 is $2,850 and $2,900, respectively.

NOTE 3 -  REAL ESTATE OWNED

          A summary of real estate owned, for the year ended September 30, 1995 is as follows:




                                          September 30,                                                                September 30,
                                             1994                                          Collections/                    1995
                                          Properties        Additions                      Sales/Other       Gain       Properties
                                          ----------        ---------        Costs         -----------        on        ----------
                                         No.     Amount   No.    Amount   Capitalized   No.     Amount       Sale    No.     Amount
                                         ---     ------   ---    ------   -----------   ---     ------       ----    ---     ------
  Residential units-shares of
   cooperative corporations                5   $  7,056    1   $  2,310     $  355      (1)    $  (546)   $    86    5     $  9,261
  Shopping centers/retail                  8     24,695    -          -        356      (4)     (6,383)      (159)   4       18,509
  Office                                   5     13,584    1      3,000      6,969      (2)     (3,299)        12    4       20,266
  Improved land                            3      5,096    -          -          -      (1)     (4,168)     2,514    2        3,442
  Unimproved land                          4      4,827    -          -         82      (2)     (4,458)     1,043    2        1,494
                                         ---     ------   ---    ------   -----------   ---     ------      -----   --       ------
                                          25     55,258    2      5,310      7,762     (10)    (18,854)     3,496   17       52,972
  Less:   Valuation Allowance              -      2,717    -        178          -       -        (435)         -    -        2,460
          Depreciation/Amortization        -        465    -        478          -       -           -          -    -          943
                                         ---     ------   ---    ------   -----------   ---     ------      -----   --       ------
                                          25    $52,076    2   $  4,654     $7,762     (10)   $(18,419)  $  3,496   17      $49,569
                                         ---     ------   ---    ------   -----------   ---     ------      -----   --       ------
                                         ---     ------   ---    ------   -----------   ---     ------      -----   --       ------
                                                                   (a)         (b)                (c)

           (a) The additions to real estate owned were acquired by deed in lieu of foreclosure and recorded at their estimated fair value.

           (b) A majority of the costs capitalized to real estate owned, approximately $6,567, related to the conversion of a regional mall located in Dover, Delaware, into a new corporate center.

           (c) The three most significant sales during the fiscal year ended September 30, 1995 were as follows: (i) land under a retail/apartment building in Manhattan, New York, with a net book value of $1,654, was sold for a net price of $4,168, resulting in a gain of approximately $2,514, (ii) and two separate parcels of unimproved land, both located in Manhattan, New York, with an aggregate net book value of $3,346, was sold at an aggregate net price of $4,389 resulting in an aggregate gain of approximately $1,043.

          Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 1995 are as follows:

               Years Ending September 30,.....  Amount
               --------------------------       ---------
               1996...........................  $ 4,411
               1997...........................    4,018
               1998...........................    3,659
               1999...........................    3,420
               2000...........................    3,311


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

          As a result of the difficulties in the real estate market during the four years ended September 30, 1994, particularly in the New York metropolitan area, the primary real estate market served by the Trust, as discussed in Note 2, and the general lack of liquidity in the real estate industry, the Trust recorded provisions for possible losses aggregating $4,340 and $3,111 during the years ended September 30, 1994 and 1993, respectively. In Fiscal 1995 there was a more favorable environment for obtaining financing secured by real property and in selling real property assets, therefore resulting in the Trust recording provisions of $1,021 during the year ended September 30, 1995.

          The Trust recorded provisions for valuation adjustment of $178, $993 and $3,388 for the years ended September 30, 1995, 1994 and 1993, respectively.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOSSES AND VALUATION ALLOWANCE ON REAL ESTATE OWNED (Continued)


          An analysis of the allowance for possible losses is as follows:

                                                                                 Year Ended September 30,
                                                                ---------------------------------------------------
                                                                       1995                1994                1993
                                                                -------------       ------------        -----------
          Balance at beginning of year                          $    13,321         $    22,637         $    23,242
          Provision for possible loan losses                          1,021               4,340               3,111
          Write-off of allowances                                    (5,258)            (13,656)             (3,716)
                                                                -----------        ------------         -----------

                  Balance at end of year                        $     9,084         $    13,321         $    22,637
                                                                -----------        ------------         -----------
                                                                -----------        ------------         -----------

          The allowance for possible losses applies to assets aggregating $18,774 at September 30, 1995, $20,700 at September 30, 1994 and
          $32,583 at September 30, 1993.

          The allowance for possible losses consists of the following components:

                                                                                 Year Ended September 30,
                                                                ---------------------------------------------------
                                                                       1995                1994                1993
                                                                -------------       ------------        -----------
          Excess of carrying value plus estimated cost
            to complete and market, over estimated
            selling price                                       $     2,720         $     3,003         $     2,792
          Valuation adjustment                                        6,141               9,464              19,675
          Estimated holding period costs                                223                 854                 170
                                                                -----------        ------------         -----------

                                                                $     9,084         $    13,321         $    22,637
                                                                -----------        ------------         -----------
                                                                -----------        ------------         -----------


          An analysis of the valuation allowance is as follows:


                                                                                 Year Ended September 30,
                                                                ---------------------------------------------------
                                                                       1995                1994                1993
                                                                -------------       ------------        -----------
          Balance at beginning of year                          $     2,717         $     3,229         $         -
          Provision for valuation adjustment                            178                 993               3,388
          Write-off of valuation adjustment
            upon sale or relinquishment of
            real estate owned                                          (435)             (1,505)               (159)
                                                                -----------        ------------         -----------

              Balance at end of year                            $     2,460         $     2,717         $     3,229
                                                                -----------        ------------         -----------
                                                                -----------        ------------         -----------


     The valuation allowance applies to assets aggregating $12,742 at September 30, 1995, $13,917 at September 30, 1994 and $16,678 at September 30, 1993.

NOTE 5 -  DEBT OBLIGATIONS

          Debt obligations consist of the following:

                                                                 September 30,
                                                       -------------------------
                                                            1995           1994
                                                       -----------    ----------
          Notes payable, credit agreement              $    22,900    $   66,192
                                                       -----------    ----------
                                                       -----------    ----------

          Loans and mortgages payable                  $    20,756    $    6,671
                                                       -----------    ----------
                                                       -----------    ----------

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

          The principal balance bears interest at the prime lending rate plus 1%, and in addition, the "Agent Bank", which represents the five banks involved in the Agreement, receives an annual fee equal to 1/8 of 1% of the aggregate outstanding principal balance. The Trust is precluded from making any mortgage loans except for purchase money mortgage loans in connection with the sale of properties (with limitations as to percentage of sale price, rates of interest and term). The Trust must maintain tangible net worth at the lesser of $55,000 or 60% of the sum of total bank debt plus the aggregate amount of all nonrecourse indebtedness incurred for borrowed money (as defined). Total liabilities (excluding subordinated debt and any nonrecourse indebtedness existing as of the date of the Agreement, or assumed in connection with the exercise of remedies under a mortgage loan) can not exceed two times the sum of tangible net worth plus subordinated debt. The Agreement which matured on June 30, 1995 with two, one year options based on satisfying certain ratios and principal payments was extended by the Trust to June 30, 1996. The Trust is required to make mandatory principal payments of $20,000 no later than June 30, 1996. As of September 30, 1995, the June 30, 1996 requirement has been satisfied.

          Upon execution of the Agreement, the Trust entered into a Cash Collateral Agreement which establishes a cash collateral account with the Agent Bank. This account is the repository of a portion of all defined capital event proceeds and excess operating cash flow. The funds in the cash collateral account are available to the Trust for specific business purposes, including interest payments, capital improvements to real estate owned, protection of mortgages receivable and funding operating deficits. The cash collateral account which the banks have a security interest in, is not restricted as to use other than an amount equal to three months interest totaling $558 at September 30, 1995. The Agent Bank is required to disburse funds (in an amount not greater than an approved budget) from the cash collateral account on requisition by the Trust as long as there is no monetary default. To the extent the cash collateral account exceeds $9,000 at the end of any month, or $10,000 within a month, the Agent Bank may apply such excess to reduce principal.
          Under the terms of the Agreement, 75% of capital event proceeds (as defined) is to be applied to reduce principal. The balance of capital event proceeds is to be deposited into the cash collateral account. The Agreement also authorizes the Trust to maintain cash in operating accounts up to $500. Any excess is to be deposited into the cash collateral account at the end of each month. During the latter part of Fiscal 1994, certain modifications were permitted by the banks increasing the cash collateral account balance in order to pay for the improvements required at the corporate center in Dover, Delaware (see
          Note 3).

          On December 4, 1992 the Trust's independent directors approved the exchange of 1,030 $1.00 par value shares of newly issued, Series A cumulative convertible preferred stock of the Trust to One Liberty Properties, Inc. ("One Liberty"), a related party, for the cancellation of a subordinated note with a remaining principal balance of $3,375. On April 30, 1993, this exchange was approved by the Trust's shareholders and on September 14, 1993 the exchange took place. The preferred shares provide for cumulative annual dividends of $.2622 per share, payable quarterly and are convertible into shares of beneficial interest on a one-for-one basis, and have one vote per share. In addition, the preferred shares may be redeemed in whole or in part by the Trust, at its option, at prices ranging from $3.57 per share in 1995 to $3.28 per share after July 1, 2001. The Trust has agreed with the banks that it will not redeem such shares prior to December 31, 1997. On January 19, 1995, One Liberty transferred the 1,030 shares of the convertible preferred stock of the Trust to Gould Investors L.P. ("Gould"), a related party, as partial consideration in a real estate transaction.

          During the fiscal year ended September 30,1995, the Trust financed two real estate owned properties, one of which is being held long term for the production of income. The Trust borrowed an aggregate amount of $19,250, $19,108 of which remained outstanding at September 30, 1995. These mortgages payable bear interest at rates ranging from 7.83% to 8.07% per annum and mature October, 2000 to July, 2005. These mortgages are secured by said real estate. Additionally, the Trust has non-recourse mortgages payable on foreclosed property as of September 30, 1995 and 1994 of $1,648 and $5,200, respectively. The remaining non-recourse mortgage payable bears interest at a rate of 8.44% per annum, and matures November, 2000.

NOTE 6  - FEDERAL INCOME TAXES

          Cumulative taxable loss since inception is less than cumulative loss reported for financial statement purposes principally because a substantial portion of the allowance for possible losses has not yet been deducted for tax purposes.

          The taxable loss is expected to be approximately $3,979 less than the financial statement income during Calendar 1995.

          At December 31, 1994, the Trust had available tax operating loss carryforwards of $34,634 of which $2,469 will expire in 2005, $2,638 will expire in 2006, $13,605 will expire in 2007, $14,288 will expire in 2008 and $1,634 will expire in 2009.


NOTE 7 -  SHAREHOLDERS' EQUITY

          DISTRIBUTIONS

          There were no distributions on the Trust's shares of beneficial interest declared during the years ended September 30, 1993, 1994 and 1995.

          STOCK OPTIONS

          On March 4, 1991 the Board of Trustees granted, under the 1988 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan) options to purchase a total of 412,000 shares of beneficial interest at $3.50 per share to a number of officers and employees of the Trust. On May 20, 1991 the Board of Trustees granted, also under the 1988 Stock Option Plan, options to purchase a total of 50,000 shares of beneficial interest at $3.625 per share to certain trustees of the Trust.
          Options are exercisable at per share amounts at least equal to the fair market value of the Trust's beneficial shares at the date of grant. The options are cumulatively exercisable at the rate of 25% per annum, commencing after six months, and expire five years after the date of grant. A maximum of 500,000 shares of beneficial interest were reserved for issuance under the 1988 Stock Option Plan, of which 53,000 remain available at September 30, 1995. At September 30, 1995 options to purchase 447,000 shares are exercisable.

          Changes in the number of shares under all option arrangements are summarized as follows:


                                                  Year Ended September 30,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  -------   --------  -------
          Outstanding at beginning of period     462,000     462,000  462,000
          Granted                                      -           -        -
          Option price per share granted               -           -        -
          Cancelled                               15,000           -        -
          Exercisable at end of period           447,000     449,500  334,000
          Outstanding at end of period           447,000     462,000  462,000
          Option prices per
             share outstanding              $3.50-$3.63  $3.50-$3.63 $3.50-$3.63

NOTE 8 -  ADVISOR'S COMPENSATION AND CERTAIN TRANSACTIONS

          Certain of the Trust's officers and trustees are also officers, directors and shareholders of REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. The agreement, which expires on December 31, 1999, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are charged to operations at a rate of 1% on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $777, $1,052 and $1,295 for the years ended September 30, 1995, 1994 and 1993, respectively.

          A company with the same shareholders as REIT manages certain foreclosed properties for the Trust under renewable year-to-year agreements. Management fees and leasing, selling and financing commissions incurred for the years ended September 30, 1995, 1994 and 1993 aggregated $1,016, $617, and $706, respectively.

          A law firm in which the partners are officers of the Trust, received fees directly from borrowers of the Trust totalling approximately $17, $67 and $95, for the years ended September 30, 1995, 1994 and 1993, respectively. The Chairman and Vice Chairman of the Board of Trustees of the Trust hold similar positions in One Liberty and are executive officers of the managing general partner and are general partners of Gould (Note 5). During the years ended September 30, 1995, 1994 and 1993, allocated general and administrative expenses charged to the Trust by Gould aggregated $1,338, $1,264 and $1,283, respectively.


NOTE 9 -  COMMITMENT

          In August 1984, the Board of Trustees approved a non-contributory pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salaries. Pension expense approximated $101, $100 and $113 during the years ended September 30, 1995, 1994 and 1993, respectively.

NOTE 10 - QUARTERLY FINANCIAL DATA  (UNAUDITED)


                                   1st Quarter  2nd Quarter     3rd Quarter  4th Quarter    Total
                                   Oct.-Dec.    Jan.-March      April-June   July-Sept.     For Year
                                   ---------    ----------      ----------   ----------     --------
                                                                     1995
                                   ----------------------------------------------------------------
          Revenues                 $ 6,470      $   5,014       $   4,237    $  4,412     $   20,133
          Provision for
            possible loan losses   $ 1,021      $       -       $       -    $      -     $    1,021
          Provision for valuation
           adjustment              $     -      $     178       $       -    $      -     $      178
          Net income               $ 1,018      $     720       $     193    $  1,043     $    2,974
          Per share                $   .13      $     .09       $     .02    $    .13     $      .37(a)

                                                                     1994
                                   -----------------------------------------------------------------
          Revenues                 $ 4,546      $   5,633       $   5,983    $  5,875     $   22,037
          Provision for
            possible loan losses   $   438      $     952       $       -    $  2,950     $    4,340
          Provision for valuation
            adjustment             $     -      $       -       $     993    $      -     $      993
          Net income (loss)        $   (2)      $     424       $     793    $(1,020)     $      195
          Per share                $ (.01)      $     .05       $     .10    $  (.15)     $    (.01)(a)



          Per share earnings represent primary earnings per beneficial share.
          (a) Calculated on weighted average shares outstanding for the fiscal year.

                                BRT REALTY TRUST
             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 1995
                             (Amounts in Thousands)

                                                                           Cost Capitalized Subsequent
                                              Initial Cost to Company             to Acquisition
                                          ------------------------------ -----------------------------

                                                         Building and                      Carrying
          Description        Encumbrances     Land       Improvements      Improvements      Costs
---------------------------------------------------------------------------------------------------
Residential
      Manhattan, NY                        $    607      $    2,853         $    983       $    86
      Miscellaneous                             929           3,714               89             0

Shopping Centers/Retail
      Rock Springs, WY          1,648           600           2,483              137            28
      Philadelphia, PA         10,000         3,075          11,160              510
      Miscellaneous                             418              33               25            40

Office
      Manhattan, NY                             987           3,948              644            33
      Dover, DE                 9,108           775           3,195            6,901
      Fairway, Kansas                           387           2,613
      Miscellaneous                             180             405              198

Improved Land
      Miscellaneous                           3,442

Unimproved Land
      Miscellaneous                           1,318                                            176
                             ---------------------------------------------------------------------
TOTAL                        $ 20,756      $ 12,718      $   30,404         $  9,487       $   363
                             ---------------------------------------------------------------------
                             ---------------------------------------------------------------------

                                                                                                (a)


                                   Gross Amount at Which Carried at
                                         September 30, 1995


                                           Building and
          Description            Land      Improvements       Total
-------------------------------------------------------------------
Residential
      Manhattan, NY          $    607     $    3,922     $    4,529
      Miscellaneous               929          3,803          4,732

Shopping Centers/Retail
      Rock Springs, WY            600          2,648          3,248
      Philadelphia, PA          3,075         11,670         14,745
      Miscellaneous               418             98            516

Office
      Manhattan, NY               987          4,625          5,612
      Dover, DE                   775         10,096         10,871
      Fairway, Kansas             387          2,613          3,000
      Miscellaneous               180            603            783

Improved Land
      Miscellaneous             3,442                         3,442

Unimproved Land
      Miscellaneous             1,494                         1,494
                             --------------------------------------
TOTAL                        $ 12,894     $   40,078     $   52,972
                             --------------------------------------
                             --------------------------------------

                                                                 (b)


                                                                     Depreciation
                        Accumulated                                 Life for Latest
                        Depreciation/      Date of         Date         Income
   Description          Amortization     Construction    Acquired      Statement
-----------------------------------------------------------------------------------
Residential
      Manhattan, NY         ---              ---          Apr-90          ---
      Miscellaneous         ---              ---          Various         ---

Shopping Centers/Retail
      Rock Springs, WY      113              ---          Jan-92      21-35 Years
      Philadelphia, PA      830              ---          Apr-93        40 Years
      Miscellaneous         ---              ---          Various         ---

Office
      Manhattan, NY         ---              ---          Sept-92         ---
      Dover, DE             ---              ---          Oct-93          ---
      Fairway, Kansas       ---              ---          Oct-95          ---
      Miscellaneous         ---              ---          Various         ---

Improved Land
      Miscellaneous         ---              ---          Various         ---

Unimproved Land
      Miscellaneous         ---              ---          Various         ---
                        ----------
TOTAL                   $   943
                        ----------
                        ----------

                                (c)           (d)

                                BRT REALTY TRUST
             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 1995
                             (Amounts in Thousands)

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

(b)  Total foreclosed properties                            $    52,972 (1)
          Less: Accumulated depreciation/amortization               943
                Valuation allowance                               2,460
                                                            -----------

     Net foreclosed properties                              $    49,569
                                                            -----------
                                                            -----------

     (1) For Federal income tax purposes, the aggregate cost of foreclosed properties is approximately $40,000.

(c) Assets acquired through foreclosure which are held long term for the production of income are depreciated, while those held for sale are not depreciated.

(d)  Information not readily obtainable.

(e)  A reconciliation of real estate owned is as follows:



                                                    Years Ended September 30,
                                                    1995       1994      1993
                                                   ----------------------------
          Balance at beginning of year             $52,076    $47,933   $35,574
          Additions:
          Foreclosures                               5,310     17,745    19,532
          Improvements                               7,275      1,102       987
          Carrying costs                               487        562       723
          Recognition of valuation allowance
            upon sale of property                        0      1,505         0
          Recognition of valuation allowance
           upon relinquishment of property             436          0         0
          Other                                          0          0         5
                                                   ----------------------------
                                                    65,584     68,847    56,821
                                                   ----------------------------

          Deductions:
          Sales/conveyances                         13,918     15,459     5,513
          Relinquishment of real estate owned        1,441          0         0
          Provision for valuation adjustment           178        993     3,229
          Depreciation/amortization                    478        319       146
                                                   ----------------------------
                                                    16,015     16,771     8,888
                                                   ----------------------------
          Balance at end of year                   $49,569    $52,076   $47,933
                                                   ----------------------------
                                                   ----------------------------

                                BRT REALTY TRUST
                  SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 1995
                             (Amounts in Thousands)

                                                                       Maturity
             Description                # of Loans    Interest Rate      Date                Periodic Payment Terms
----------------------------------------------------------------------------------------------------------------------------
First mortgage loans:
  Long Term:
     Miscellaneous
          $0-$699                           38
  Short Term:
     Office Building - Brooklyn, NY          1         9.5%             Dec-98       Interest monthly, principal at maturity
     Retail - New York, NY                   1         Prime + 2.0%     Aug-96       Interest monthly, principal at maturity
     Retail - Brooklyn, NY                   1         9.0%             Jan-98       Interest and  principal monthly
     Cooperative Apartments - Islip, NY      1         9.0%             Oct-96       Interest monthly, principal at maturity
     Secured Loan - Kansas City, MO          1         LIBOR + 1.5%     Sept-96      Interest monthly, principal at maturity
     Underlying Mortgage - Bronx, NY         1         6.0%            Jan-2000      Interest monthly, principal at maturity
     Office Building - Brooklyn, NY          1         Prime + 1.0%     Jun-98       Interest monthly, principal at maturity
     Industrial Building - Queens, NY        1         10.5%          April - 97     Interest and principal monthly
     Underlying Mortgage - Queens, NY        1         9.0%            Aug-2002      Interest monthly, principal at maturity

     Miscellaneous
          $0-$399                           12
          $400-$999                          9
          $1,000-$1,276                      2

Junior mortgage loans:
  Shopping centers:
     Retail - Garden City, NY                1         9.0%              Open        Interest monthly, principal at maturity
     Shopping Center - Seattle, WA           1         Prime + 5.0%      Open        Interest monthly, principal at maturity

     Miscellaneous
          $0-$299                            1

  Office:
     Miscellaneous
          $0-$699                            1

  Residential:
     Garden Apts. - Arlington, TX            1         Prime + 7.0%     Oct-95       Interest monthly, principal at maturity
     Garden Apts. -  NJ                      1         Prime + 5.0%      Open        Interest monthly, principal at maturity

     Miscellaneous
          $0-$1                              1

  Hotel:
     Miscellaneous                           1

Wraparound mortgages:
     Miscellaneous
          $0-$699                            4
                                         ---------
                                            82
                                         ---------
                                         ---------
                                                                                    Principal Amount of
                                                                        Carrying      Loans Subject to
                                                        Face Amount     Amount of   Delinquent Principal
                                          Prior Liens   of Mortgages    Mortgages      and Interest
--------------------------------------------------------------------------------------------------------
First mortgage loans:
  Long Term:
     Miscellaneous
          $0-$699
  Short Term:                                $  --         $1,832         $1,821          $  --
     Office Building - Brooklyn, NY             --          1,290          1,290             --
     Retail - New York, NY                      --          1,574          1,574             --
     Retail - Brooklyn, NY                      --          1,760          1,760             --
     Cooperative Apartments - Islip, NY         --          2,150          2,150             --
     Secured Loan - Kansas City, MO             --          2,288          1,788             --
     Underlying Mortgage - Bronx, NY            --          2,835          2,200             --
     Office Building - Brooklyn, NY             --          2,850          2,850             --
     Industrial Building - Queens, NY           --          3,428          2,800             --
     Underlying Mortgage - Queens, NY           --          9,236          9,236             --

     Miscellaneous
          $0-$399                               --          3,114          2,695             --
          $400-$999                             --          5,976          5,550            648
          $1,000-$1,276                         --          2,422          1,480             --

Junior mortgage loans:
  Shopping centers:
     Retail - Garden City, NY                3,500          1,286              0          1,286
     Shopping Center - Seattle, WA           3,102          1,847            983          1,847

     Miscellaneous
          $0-$299                            2,009            216            216             --

  Office:
     Miscellaneous
          $0-$699                            2,377            679            679             --

  Residential:
     Garden Apts. - Arlington, TX            2,450          1,739          1,739             --
     Garden Apts. -  NJ                     38,519          1,918              0          1,918

     Miscellaneous
          $0-$1                              9,000              1              1             --

  Hotel:
     Miscellaneous                          12,000          1,000              0          1,000

Wraparound mortgages:
     Miscellaneous
          $0-$699                            5,449          1,849          1,394            455
                                        ----------------------------------------------------------------
                                           $78,406        $51,290        $42,206         $7,154
                                        ----------------------------------------------------------------
                                        ----------------------------------------------------------------

                                BRT REALTY TRUST
                  SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 1995
                             (Amounts in Thousands)


Notes to the schedule:

(a) The following summary reconciles mortgages receivable at their carrying values:

                                                                     September 30,
                                                          ---------------------------------
                                                            1995         1994        1993
                                                          ---------------------------------
          Balance at beginning of year                    $64,686      $99,466     $128,579

          Additions:
          Advances under real estate loans                    498          944        2,779
          Repayments to participating lenders               8,445        5,479       13,572
          Capitalization of earned interest
            income to loan balance in
            accordance  with agreements                       ---           13           24
          Recognition of discount upon
            premature payoff of real
            estate loans                                      ---          565          ---
          Purchase money mortgages from
            sale of real estate owned                       4,243        6,242        1,030
          Loan payable in conjunction with
            partial funding of outstanding
            commitment                                        ---          ---        2,000
          Other                                               ---          ---            1
                                                          ---------------------------------
                                                           77,872      112,709      147,985
                                                          ---------------------------------

          Deductions:
          Collections of principal                         29,285       28,041       26,709
          Proceeds from participating lenders                  50          ---          172
          Provision for possible loan losses                1,021        4,340        3,111
          Investments transferred to
            foreclosed properties,
            including in-substance
            foreclosures, net                               5,310       15,642       18,527
                                                          ---------------------------------
                                                           35,666       48,023       48,519
                                                          ---------------------------------
          Balance at end of year                          $42,206      $64,686      $99,466
                                                          ---------------------------------
                                                          ---------------------------------

(b) The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.