Form 10-Q
period 1995-12-31
BRT REALTY TRUST
filed 1996-02-14
CIK 14846

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of

                    the Securities Exchange Act of 1934

             For the quarterly period ended December 31, 1995

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

                 7,346,624 Shares of Beneficial Interest,
             $3 par value, and 1,030,000 shares of Series A cumulative convertible preferred stock, $1 par value outstanding on February 12, 1996

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

                       BRT REALTY TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                       December 31, September 30,
                                         1995           1995
                                      ---------       ---------
                                      (Unaudited)     (Audited)
Assets:
  Real estate loans - Note 3:
    Earning interest,
      less unearned income            $ 42,988       $ 44,136
    Not earning interest                 5,869          7,154
                                      --------       --------
                                        48,857         51,290
    Less allowance for possible losses   7,798          9,084
                                      --------       --------
                                        41,059         42,206
                                      --------       --------
  Real estate owned:
    Foreclosed properties held for sale,
      (except for $13,824 and $13,915
      net of accumulated depreciation,
      which is held long term for the
      production of income)             51,655         52,029
    Less valuation allowance             2,460          2,460
                                      --------       --------
                                        49,195         49,569
                                      --------       --------
  Cash and cash equivalents              6,442          7,385
  Restricted cash                          375            558
  Interest receivable                      529            507
  Other assets                           4,187          4,203
                                      --------       --------
          Total assets                $101,787       $104,428
                                      ========       ========

Liabilities and Shareholders' Equity
Liabilities:
  Notes payable                       $ 15,775       $ 22,900
  Loans and mortgages payable,
    nonrecourse                         25,370         20,756
  Accounts payable and accrued
    liabilities, including deposits
    of $1,516 and $1,967                 2,391          3,044
                                       -------        -------
          Total liabilities             43,536         46,700
                                       -------        -------
Shareholders' Equity - Note 2:
  Preferred shares - $1 par value:
    Authorized 10,000 shares,
    Issued - 1,030 shares                1,030          1,030
  Shares of beneficial interest,
    $3 par value:
    Authorized number of shares -
      unlimited
    Issued - 7,538 shares               22,614         22,614
  Additional paid-in capital net of
    distributions of $5,035 and
    $4,968                              83,847         83,914
  Accumulated deficit                  (46,905)       (47,495)
                                       -------        -------
                                        60,586         60,063

  Cost of 192 treasury shares of
    beneficial interest                 (2,335)        (2,335)
                                       -------        --------
    Total shareholders' equity          58,251         57,728
    Total liabilities and              -------        -------
      shareholders' equity            $101,787        $104,428
                                      ========        ========
See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In Thousands except for Per Share Data)

                                           Three Months Ended
                                              December 31,
                                            1995        1994

                                            -----------------
Revenues:
  Interest and fees on real estate loans   $  1,311  $  1,644
  Operating income on real estate owned       2,046     2,187
  Gain on sale of foreclosed
    properties held for sale                    227     2,527
  Other, primarily investment income             83       112
                                             ------    ------
          Total revenues                      3,667     6,470
                                             ------    ------
Expenses:
  Interest-notes payable and loans payable      494     1,569
  Provision for possible loan losses              -     1,021
  Advisor's fee                                 165       225
  General and administrative                    596       724
  Operating expenses relating to real estate
    owned including interest on mortgages of
    $446 and $97 respectively                 1,681     1,758
    Depreciation and amortization               141       155
                                             ------    ------
         Total expenses                       3,077     5,452
                                             ------    ------
  Net income                               $    590  $  1,018
                                             ======    ======

  Calculation of net income applicable
    to common shareholders:
  Net income                               $   590    $ 1,018
  Less: distribution on preferred stock         67         67
                                            ------     ------
  Net income applicable to
    common shareholders                    $   523    $   951
                                            ======     ======
  Income per share of
    Beneficial Interest - Note 2:
    Primary                                $   .07    $   .13
                                            ======     ======
    Fully Diluted                          $   .07    $   .12
                                            ======     ======
  Weighted average number of common
    shares outstanding - Note 2:
    Primary                              7,346,624  7,346,624
                                         =========  =========
    Fully Diluted                        8,457,944  8,414,696
                                         =========  =========

                        STATEMENT OF ACCUMULATED DEFICIT

  Accumulated deficit, beginning of
    period                                $(47,495)  $(50,469)
  Net income                                   590      1,018
                                            ------     ------
  Accumulated deficit, end of period      $(46,905)  $(49,451)
                                            ======     ======



See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                             Three Months Ended
                                                 December 31,
                                             ------------------
                                              1995        1994

                                              ----        ----
Cash flow from operating activities:
  Net income                                 $  590       $1,018
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Provision for possible loan losses          -        1,021
      Amortization and depreciation             141          155
      Gain on sale of foreclosed properties  (  227)      (2,527)
      (Increase) decrease in interest
        receivable                           (   22)          12
      Decrease (increase) in prepaid expenses   256       (  144)
      Increase (decrease) in accounts payable
        and accrued liabilities              (  206)          93
      Increase in rent and other receivables (   21)      (   28)
      Decrease in escrow deposits               118          346
      Increase in deferred costs             (  395)           -
      Other                                  (    7)      (   99)
Net cash provided by (used in)              -------      -------
  operating activities                          227       (  153)
                                            -------      -------
Cash flows from investing activities:
  Collections from real estate loans          1,192          524
  Proceeds from participating lenders           125            -
  Additions to real estate loans             (   73)      (  126)
  Repayments to participating lenders             -       (    8)
  Net costs capitalized to real estate owned (  547)      (3,757)
  Proceeds from sale of real estate owned       932        6,309
  Decrease in deposits payable               (  451)      (  133)
  Decrease in investment in U.S.
    Government obligations                        -          716
  Other                                          46       (  294)
                                            --------     --------
Net cash provided by investing activities     1,224        3,231
                                           --------     --------
Cash flow from financing activities:
  Bank repayments                           ( 7,125)     ( 3,272)
  Payoff/paydown of loan and mortgages
    payable                                 (   186)     (   193)

  Proceeds from mortgages payable             4,800            -
  Decrease in restricted cash                   183        3,577
  Other                                     (    66)     (    68)
                                           --------     --------
Net cash (used in) provided by
  financing activities                      ( 2,394)          44
                                           --------     --------
Net increase (decrease) in cash
  and cash equivalents                      (   943)       3,122
Cash and cash equivalents at
  beginning of period                         7,385        1,174
                                            --------     --------
Cash and cash equivalents at end of period  $ 6,442      $ 4,296
                                            ========     ========

See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                 (In Thousands)

                                             Three Months Ended
                                                  December 31,
                                              ------------------
                                               1995        1994
                                               ----        ----

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for
    interest expense                         $ 1,038      $ 1,715
                                             =======      =======
Supplemental schedule of noncash
  investing and financing activities:
  Transfer of nonearning real estate
    loans to foreclosed properties at
    fair market value                        $      -     $ 2,310
  Recognition of allowance for previously
    provided loan losses                        1,286           -
  Purchase money mortgages from sale of
    real estate owned                              97       1,352

See Accompanying Notes to Consolidated Financial Statements.

                     BRT REALTY TRUST AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

     The accompanying interim unaudited consolidated financial statements as of December 31, 1995 and for the three months ended December 31, 1995 and 1994 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 1995 are not necessarily indicative of the results for the full year.

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

     These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Trust's Annual Report on Form
10-K for the year ended September 30, 1995.

Note 2 - Per Share Data

     Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each period, after giving effect to dividends relating to the Trust's preferred stock. The preferred stock issued on September 14, 1993, is not considered a common stock equivalent for the purposes of computing primary earnings per share. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the three months ended December 31, 1995 and 1994, respectively.

     Fully diluted earnings per share of beneficial interest amounts are based on an increased number of common shares that would be outstanding assuming the exercise of common share options and the conversion of preferred stock to shares of beneficial interest at the average market price. The fully diluted per share computation for the three months ended December 31, 1995 and 1994 is dilutive with the addition of 1,030,000 shares upon conversion of the preferred stock at each date, and 81,320 and 38,072 shares, respectively, upon exercise of the common share options.

Note 3 - Real Estate Loans

     If all loans classified as not earning were earning interest at their contractual rates for the three months ended December
31, 1995 and 1994, interest income would have increased by approximately $175,000 and $239,000, respectively.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

       The Trust was engaged in the business of making and participating in short term senior and junior real estate mortgages, secured by income producing property and to a lesser extent by unimproved real property. Repayments of real estate loans in the amount of $20,003,000 are due during the twelve months ending December 31, 1996, including $9,933,000 which is due on demand. There presently is a more favorable environment for obtaining mortgage financing secured by real estate and for selling real estate, but the Trust cannot project the portion of loans maturing during the fiscal year ending September 30, 1996 which will be paid or the portion which will be extended for a fixed term or on a month to month basis.

       In September, 1992, the Trust entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement") with five banks and extended the maturity date to June 30, 1996, with the right to extend for an additional one year term. The Restated Credit Agreement precludes the Trust from engaging in any lending activities except for purchase money mortgages in connection with the sale of real estate.

       Under the Restated Credit Agreement the Trust is required to apply a minimum of 75% of capital event proceeds (proceeds from the sale of real property, proceeds from mortgage financing secured by real estate owned and proceeds from payoffs or paydowns of mortgages receivable) to reduce the principal balance due to the banks, and the balance of 25% is deposited in a cash collateral account maintained with the agent bank. The Trust maintains its own operating accounts, and to the extent the operating accounts exceed $500,000 at the end of any month, the excess is deposited into the cash collateral account. At December 31, 1995 the Trust maintained approximately $5,898,000 in the cash collateral account, which management deems sufficient to satisfy the Trust's short term liquidity needs.

       During the three months ended December 31, 1995, the Trust had an increase in cash provided by investing activities, as a result of collections from real estate loans of $1,192,000 and proceeds from the sale of real estate owned of $932,000, net of purchase money mortgages of $97,000. The cash provided by investing activities and proceeds of $4,800,000 from the financing of real estate owned was used to reduce bank debt by $7,125,000. The Trust intends to satisfy its short term liquidity needs from interest received on outstanding real estate loans, net cash flow generated from the operation of properties, cash derived from financing of real estate owned, and from the funds in the cash collateral account.


Results of Operations


       The Trust's loan portfolio at December 31, 1995, before giving effect to the allowance for possible losses, was $48,857,000, of which $5,869,000 (12% of total real estate loans) is categorized as non-earning, as compared to $51,290,000 at September 30, 1995, of which $7,154,000 (14% of total real estate loans) is categorized as non-earning. The $2,433,000 decrease in the loan portfolio since September 30, 1995 is primarily due to the payoff of two real estate loans in the amount of approximately $941,000 and partial recovery of a fully reserved mortgage receivable having a book balance of approximately $1,286,000 prior to allowance for possible losses.

     Interest and fees on real estate loans decreased to $1,311,000 for the three months ended December 31,1995 as compared to $1,644,000 for the three months ended December 31, 1994. This decrease of $333,000 was a result of a decrease in earning real estate loans, as a result of payoffs, and a property securing a real estate loan becoming real estate owned. This decrease was offset in part by the recognition of interest earned of approximately $119,000 from a fully reserved mortgage receivable and interest earned from purchase money mortgages originated by the Trust in connection with the sale of properties.

     Operating income on real estate owned decreased by $141,000 to $2,046,000 for the three months ended December 31, 1995 as compared to $2,187,000 for the comparable three month period in the prior fiscal year. This decrease was principally a result of the sale of a number of properties offset in part by the income generated from an office building in Fairway, Kansas and an increase in rental income at the Dover, Delaware property, as a result of the process of converting this property from a regional mall to an office park.

     Gain on sale of foreclosed properties for the three months ended December 31, 1995 was $227,000 as compared to $2,527,000 for the three months ended December 31, 1994. It is the policy of the Trust to offer for sale all real estate owned at prices which management believes represents fair value in the geographic area in which the property is located.

     Other income, primarily investment income, decreased by $29,000, from $112,000 for the three months ended December 31, 1994 to $83,000 for the comparable period in 1995. This decrease is primarily due to a decrease in cash available to invest, offset in part by an increase in the average yield on investments.





     Interest expense decreased to $494,000 for the three months ended December 31, 1995 from $1,569,000 for the three months ended December 31, 1994 a decrease of $1,075,000, due to a continuing decrease in the outstanding bank debt, offset in part by an increase in the average prime interest rate.

     The expenses for the three months ended December 31, 1994 include provisions for possible loan losses of $1,021,000 with no comparable provisions during the three months ended December 31, 1995. This decrease is a result of a more favorable environment for obtaining financing secured by real property and in selling real property assets.

     The Advisor's fee decreased by $60,000 from $225,000 for the three months ended December 31, 1994 to $165,000 for the three months ended December 31, 1995. This decrease was a result of a decrease in total invested assets, the basis on which the advisory fee is calculated.

     General and administrative expenses decreased to $596,000 for the three months ended December 31, 1995 from $724,000 for the prior year comparable period, a decrease of $128,000. This decrease is primarily the result of a decrease in the Trust's executive compensation and related expenses due to a reduction of staff and a reduction in professional fees as foreclosure and bankruptcy proceedings have diminished.

     Operating expenses relating to real estate owned decreased to $1,681,000 for the three months ended December 31, 1995 from $1,758,000 for the three months ended December 31, 1994. This decrease was due to a combination of the sale of real estate owned and the completion of extensive repairs at a mixed use property during the fiscal year ended September 30, 1995 offset in part by an increase in interest on mortgages secured by real estate owned from $97,000 for the three months ended December 31, 1994 to $446,000 for the comparable period in 1995 and the Trust acquiring an office building by deed-in-lieu of foreclosure.

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BRT REALTY TRUST
   Registrant



2/14/96                           /s/ Jeffrey Gould
-------                           ------------------------------
Date                              Jeffrey Gould, Executive Vice
                                  President


2/14/96                           /s/ David W. Kalish
-------                           -------------------------------
Date                              David W. Kalish, Vice President
                                  and Chief Financial Officer