Form 10-Q
period 1996-03-31
BRT REALTY TRUST
filed 1996-05-15
CIK 14846

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of

                    the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 1996

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

                 7,707,324 Shares of Beneficial Interest,
             $3 par value, and 1,030,000 shares of Series A cumulative convertible preferred stock, $1 par value outstanding on May 8, 1996

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

                       BRT REALTY TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                       March 31,    September 30,
                                         1996           1995
                                      ---------       ---------
                                        (Unaudited)     (Audited)
Assets:
  Real estate loans - Note 3:
    Earning interest,
      less unearned income                $ 42,335      $ 44,136
    Not earning interest                     6,360         7,154
                                          --------      --------
                                            48,695        51,290
    Less allowance for possible losses       7,798         9,084
                                          --------      --------
                                            40,897        42,206
                                          --------      --------
  Real estate owned - Note 4:
    Foreclosed properties held for sale     50,441        52,029
    Less valuation allowance                 2,216         2,460
                                          --------      --------
                                            48,225        49,569
                                          --------      --------
  Cash and cash equivalents                  5,984         7,385
  Restricted cash                              301           558
  Interest receivable                          434           594
  Other assets                               4,437         4,203
                                          --------      --------
          Total assets                    $100,278      $104,515
                                          ========      ========
Liabilities and Shareholders' Equity
Liabilities:
  Notes payable                           $ 13,000      $ 22,900
  Loans and mortgages payable,
    nonrecourse                             25,161        20,756
  Accounts payable and accrued
    liabilities, including deposits
    of $1,693 and $1,967                     2,581         3,131
                                           -------       -------
          Total liabilities                 40,742        46,787

Shareholders' Equity - Note 2:
  Preferred shares - $1 par value:
    Authorized 10,000 shares,
    Issued - 1,030 shares                    1,030         1,030
  Shares of beneficial interest,
    $3 par value:
    Authorized number of shares -
      unlimited
    Issued - 7,899 shares                   23,696        22,614
  Additional paid-in capital net of
    distributions of $5,103 and $4,968      83,960        83,914
  Accumulated deficit                      (46,815)      (47,495)
                                           -------       -------
                                            61,871        60,063

  Cost of 192 treasury shares of
    beneficial interest                     (2,335)       (2,335)
                                           -------       -------
    Total shareholders' equity              59,536        57,728
    Total liabilities and                  -------       -------
      shareholders' equity                $100,278      $104,515
                                           =======       =======
See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In Thousands except for Per Share Data)

                            Three Months Ended   Six Months Ended
                                   March 31,           March 31,
                              1996        1995    1996       1995
                             -----------------    ---------------
Revenues:
  Interest and fees
    on real estate loans   $ 1,178    $ 2,532     $ 2,489 $4,176
  Operating income on real
    estate owned             2,181      1,999       4,227  4,186
  Other, primarily
    investment income           73        141         156    254

                            ------     ------      ------ ------
          Total revenues     3,432      4,672       6,872  8,616
                            ------     ------      ------ ------

Expenses:
  Interest-notes payable
    and loans payable          346      1,416         840  2,982
   Provision for possible
    loan losses                  -          -           -  1,021
   Provision for valuation
    adjustment                   -        178           -    178
   Advisor's fee               164        201         329    426
   General and administrative  856        871       1,452  1,598
   Operating expenses relating
    to real estate owned
    including interest
    on mortgages of $510 and
    $87 for the three month
    and $956 and $184 for the
    six month periods,
    respectively             1,917      1,474       3,598  3,232
   Depreciation and
    amortization                59        154         200    309
                            ------     ------      ------  ------
         Total expenses      3,342      4,294       6,419  9,746

                            ------     ------      ------ ------
  Income (loss) before gain
    on sale of foreclosed
    properties held for sale    90        378         453 (1,130)
  Gain on sale of foreclosed
    properties held for sale     -        342         227  2,868
                            ------     ------      ------ ------

  Net income                $   90     $  720      $  680 $1,738
                            ======     ======      ====== ======

  Calculation of net income
    applicable to common
      shareholders:
  Net income                $    90    $  720     $   680 $1,738
  Less: distribution on
    preferred stock              68        68         135    135
                             ------     ------     ------ ------
  Net income applicable
    to common
    shareholders             $   22     $ 652     $   545 $1,603

                              ======    ======     ====== ======
Earnings per share of Beneficial
  Interest - Note 2:
  Primary
  Income (loss) before gain on
    sale of foreclosed properties
    held for sale applicable to
    common shareholders        $0.00     $0.04     $0.04 $($0.17)
  Gain on sale of foreclosed
    properties held for sale       -      0.05      0.03    0.39
                               ------    ------   ------  ------
  Net income applicable to
    common shareholders        $0.00     $0.09     $0.07   $0.22
                              ======    ======    ======  ======
  Fully Diluted                $0.00     $0.09     $0.07   $0.21
                              ======    ======    ======  ======
Weighted average number
    of common shares
    outstanding - Note 2:
    Primary               7,457,609 7,346,624 7,401,813 7,346,624
                          ========= ========= ========= =========
    Fully Diluted         7,457,609 8,410,167 7,401,813 8,412,499
                          ========= ========= ========= =========

                        STATEMENT OF ACCUMULATED DEFICIT

  Accumulated deficit,
    beginning of period    $(46,905) $(49,451) $(47,495)$(50,469)
  Net income                     90       720       680    1,738
  Accumulated deficit,       ------    ------    ------   ------
    end of period          $(46,815) $(48,731) $(46,815)$(48,731)
                             ======    ======    ======   ======



See Accompanying Notes to Consolidated Financial Statements.




                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                             Six Months Ended
                                                 March 31,
                                             -----------------
                                             1996           1995
                                             ----           ----
Cash flow from operating activities:
  Net income                                 $  680       $1,738
    Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Provision for possible loan losses          -        1,021
      Provision for valuation adjustment          -          178
      Amortization and depreciation             200          309
      Gain on sale of foreclosed properties    (227)      (2,868)
      Decrease in interest receivable           160          761
      Decrease (increase) in prepaid expenses   103         (224)
      (Decrease)increase in accounts payable
        and accrued liabilities                (258)         116
      Decrease (increase) in rent and other
        receivables                             (69)          26
      (Increase) decrease in escrow deposits   (187)         468
      Increase in deferred costs               (281)         (10)
      Other                                     112          (99)
Net cash provided by                         ------       ------
  operating activities                          233        1,416
                                             ------       ------
Cash flows from investing activities:
  Collections from real estate loans          1,533       12,753
  Proceeds from participating lenders           125            -
  Additions to real estate loans               (108)        (166)
  Repayments to participating lenders             -       (5,205)
  Net costs capitalized to real estate owned   (803)      (5,935)
  Proceeds from real estate owned             1,987       10,797
  Decrease in deposits payable                 (274)        (387)
  Decrease in investment in U.S.
    Government obligations                        -        1,979
  Other                                          36         (497)
                                             ------       ------
Net cash provided by investing activities     2,496       13,339
                                             ------       ------
Cash flow from financing activities:
  Bank repayments                            (9,900)     (13,867)
  Payoff/paydown of loan and mortgages
    payable                                    (395)        (603)

  Proceeds from mortgages payables            4,800            -
  Exercise of stock options                   1,262            -
  Decrease in restricted cash                   257        4,688
  Other                                        (154)        (138)
                                             ------       ------
Net cash used in financing activities        (4,130)      (9,920)
                                             ------       ------
Net increase (decrease) in cash
  and cash equivalents                       (1,401)       4,835
Cash and cash equivalents at
  beginning of period                         7,385        1,174
Cash and cash equivalents at                 ------       ------
  end of period                              $5,984       $6,009
                                             ======       ======

                       BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                 (In Thousands)

                                               Six Months Ended
                                                    March 31,
                                                ---------------
                                                1996      1995
                                                ----      ----

Supplemental disclosure of cash
flow information:
  Cash paid during the period for
    interest expense                            $ 1,947  $ 3,333
                                                =======  =======
Supplemental schedule of noncash
    investing and financing activities:
  Transfer of nonearning real estate
    loans to foreclosed properties at
    fair market value                           $    34  $ 2,310
  Recognition of allowance for previously
    provided loan losses                          1,286      866
  Recognition of valuation allowance
    upon sale of real estate owned                  244        -
  Purchase money mortgages from sale of
    real estate owned (net of a $850 wrap
    mortgage in the prior period)                   273    3,933
  Write-off of nonrecourse mortgage payable
    upon relinquishment of real estate owned          -    1,005
  Recognition of valuation allowance upon
    relinquishment of real estate owned               -      436
















See Accompanying Notes to Consolidated Financial Statements.


                     BRT REALTY TRUST AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

     The accompanying interim unaudited consolidated financial statements as of March 31, 1996 and for the three and six months ended March 31, 1996 and 1995 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results for the full year.

     Certain items on the consolidated financial statements for the preceding periods have been reclassified to conform with the current consolidated financial statements.

     The consolidated financial statements include the accounts of BRT Realty Trust, its wholly-owned subsidiaries, and its majority-owned or controlled real estate entities. For financial statement and economic purposes, the majority-owned real estate entity is wholly-owned and presented accordingly. Material intercompany items and transactions have been eliminated. Many of the wholly-owned subsidiaries were organized to take title to various properties acquired by BRT Realty Trust. BRT Realty Trust and its subsidiaries are hereinafter referred to as the "Trust".

     These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Trust's Annual Report on Form 10-K for the year ended September 30, 1995.

Note 2 - Shareholders' Equity

Per Share Data

     Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each period, after giving effect to dividends relating to the Trust's preferred stock. The preferred stock issued on September 14, 1993, is not considered a common stock equivalent for the purpose of computing primary earnings per share. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the three and six months ended March 31, 1996 and 1995, respectively.

     Fully diluted earnings per share of beneficial interest amounts are based on an increased number of common shares that would be outstanding assuming the exercise of common share options and the conversion of preferred stock to shares of beneficial interest at the period end market price. The fully diluted per share computation for the three and six months ended March 31, 1995 is dilutive with the addition of 1,030,000 shares upon conversion of the preferred stock and 33,543 and 35,875 shares, respectively, upon exercise of the common share options. The fully diluted computation is not materially dilutive or anti-dilutive for the three and six months ended March 31, 1996.

Stock Options

On March 4, 1991, 407,000 options to purchase shares of beneficial interest were granted to a number of officers and employees of the Trust, under the 1988 Stock Option Plan. On March 4, 1996, 360,700 of the options were exercised at $3.50 per share, increasing shareholders' equity by $1,262,450. The remaining 46,300 options not exercised expired on such date.

Note 3 - Real Estate Loans

     If all loans classified as non-earning were earning interest at their contractual rates for the three and six month periods ended March 31, 1996 and 1995, interest income would have increased by approximately $212,000 and $401,000 in the respective periods in 1996, and $358,000 and $705,000 in the respective periods in 1995.



Note 4 - Real Estate Owned

The Trust has elected to adopt Statement of Financial Accounting Standards No. 121 ("FASB 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The adoption of FASB 121 did not have a material effect on the financial statements presented herein.

In April 1993, pursuant to a plan of reorganization confirmed by the Federal Bankruptcy Court, a mixed use property located in Philadelphia, Pennsylvania, which secured a real estate loan made by the Trust, was conveyed to a newly organized limited partnership, consolidated herein, in which a wholly-owned subsidiary of the Trust is the sole general partner and the Trust a limited partner. The Trust, pursuant to the Limited Partnership Agreement, has all of the economic interest in said partnership and the partnership is deemed wholly owned for financial statement purposes.

At the time of transfer, the property was recorded as real estate owned at its estimated fair value, and depreciated since it was being held long term for the production of income. Further, in accordance with the partnership agreement, the Trust could not sell the property prior to January 1996.

In 1994, the Trust became aware of certain construction defects at the property and commenced a lawsuit against various defendants, including the structural designer and manufacturer. The Trust remediated the construction defects and expensed the remediation costs incurred during Fiscal 1995 and a portion of Fiscal 1996 as there was no future benefit added to the property as a result of the expenditures, and the property has declined in value as a result thereof.

During the second quarter of the fiscal year ended September 30, 1996 ("Fiscal 1996") the Trust accepted a portion of a settlement with the structural designer and manufacturer of approximately $860,000. Litigation is continuing against the general contractor and others. Also during the second quarter of Fiscal 1996, since the repairs have been made to the property, the settlement referred to above concluded and the sales restriction no longer in effect, the Trust classified the property as held for sale and no longer for the production of income. Accordingly, the property is now carried at the lower of cost or fair value, less cost to sell, and will no longer be depreciated. Since the decline in the value of the property approximates the net settlement amount received by the Trust, the carrying amount of the asset will be reduced by the net settlement to bring the property to its estimated fair value, less costs to sell.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

       The Trust was engaged in the business of making and participating in short term senior and junior real estate mortgages, secured by income producing property and to a lesser extent by unimproved real property. Repayments of real estate loans in the amount of $21,263,000 are due during the twelve months ending March 31, 1997, including $10,756,000 which is due on demand. There presently is a more favorable environment for obtaining mortgage financing secured by real estate and for selling real estate, but the Trust cannot project the portion of loans maturing during the twelve months ending March 31, 1997 which will be paid or the portion which will be extended for a fixed term or on a month to month basis.

       In September, 1992, the Trust entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement") with five banks and extended the maturity date to June 30, 1996, with the right to extend for an additional one year term. The Restated Credit Agreement precludes the Trust from engaging in any lending activities except for purchase money mortgages in connection with the sale of real estate. The Trust is in compliance with its covenants under the Restated Credit Agreement.

       Under the Restated Credit Agreement the Trust is required to apply a minimum of 75% of capital event proceeds (proceeds from the sale of real property, proceeds from mortgage financing secured by real estate owned and proceeds from payoffs or paydowns of mortgages receivable) to reduce the principal balance due to the banks, and the balance of 25% is deposited in a cash collateral account maintained with the agent bank. The Trust maintains its own operating accounts, and to the extent the operating accounts exceed $500,000 at the end of any month, the excess is deposited into the cash collateral account. At
March 31, 1996 the Trust maintained approximately $5,343,000 in the cash collateral account, which management deems sufficient to satisfy the Trust's short term liquidity needs.

       During the six months ended March 31, 1996, the Trust had an increase in cash provided by investing activities, as a result of collections from real estate loans of $1,533,000 and proceeds from real estate owned of $1,987,000, not including purchase money mortgages of $273,000. The cash provided by investing activities of $2,496,000, proceeds of $4,800,000 from the financing of real estate owned and the receipt of approximately $1,262,000 from the exercise of employee stock options was used to reduce bank debt by $9,900,000. The Trust intends to satisfy its short term liquidity needs from interest received on outstanding real estate loans, net cash flow generated from the operation of properties, cash derived from financing of real estate owned, and from the funds in the cash collateral account.


Results of Operations

       The Trust's loan portfolio at March 31, 1996, before giving effect to the allowance for possible losses, was $48,695,000, of which $6,360,000 (13% of total real estate loans) is categorized as non-earning, as compared to $51,290,000 at September 30, 1995, of which $7,154,000 (14% of total real estate loans) is categorized as non-earning. The $2,595,000 decrease in the loan portfolio since September 30, 1995 is primarily due to the payoff of three real estate loans in the amount of approximately $1,140,000 and partial recovery of a fully reserved mortgage receivable having a book balance of approximately $1,286,000 prior to allowance for possible losses.

     Interest and fees on real estate loans decreased to $2,489,000 and $1,178,000 for the six and three months ended March 31,1996 as compared to $4,176,000 and $2,532,000 for the six and three months ended March 31,1995. These decreases of $1,687,000 and $1,354,000 were a result of the receipt of additional interest of approximately $1,000,000 during the quarter ended March 31,1995 upon payoff of a real estate loan secured by a property located in the Texas marketplace, a decrease in earning real estate loans as a result of payoffs, and a property securing a real estate loan becoming real estate owned. This decrease was offset in part by the recognition of interest earned of approximately $119,000 during the first quarter of Fiscal 1996 from a fully reserved mortgage receivable and interest earned from purchase money mortgages originated by the Trust in connection with the sale of properties.

     Operating income on real estate owned increased slightly by $41,000 and $182,000 to $4,227,000 and $2,181,000 for the six and
three months ended March 31, 1996 as compared to $4,186,000 and $1,999,000 for the comparable six and three month periods in the prior fiscal year. These increases were principally the result of income generated from an office building in Fairway, Kansas, acquired in October 1995 and an increase in rental income at the Dover, Delaware property, as a result of the process of converting this property from a regional mall to an office park offset in part by the sale of a number of properties.

     Other income, primarily investment income, decreased to $156,000 and $73,000 for the six and three months ended March 31,1996 from $254,000 and $141,000 for the six and three months ended March 31, 1995. These decreases of $98,000 and 68,000 are primarily due to a decrease in cash available to invest.


     Interest expense decreased by $2,142,000 and $1,070,000 to $840,000 and $346,000 for the six and three months ended March 31, 1996 from $2,982,000 and $1,416,000 for the six and three months ended March 31, 1995 due to a continuing decrease in the outstanding bank debt and during the quarter ended March 31, 1996 a decrease in the average prime interest rate.

     The expenses for the six months ended March 31, 1995 include provisions for possible loan losses of $1,021,000 and provisions for valuation adjustments of $178,000 ($178,000 of which was taken during the quarter ended March 31,1995) with no comparable provisions during the six and three months ended March 31, 1996. Management determined that no additional provisions for possible loan losses or valuation adjustments were required for the three and six month periods ended March 31, 1996.

     The Advisor's fee decreased by $97,000 from $426,000 for
the six months ended March 31, 1995 to $329,000 for the six months ended March 31, 1996 and by $37,000 from $201,000 for the three months ended March 31,1995 to $164,000 for the comparable
period in Fiscal 1996.   These decreases were a result of a
decrease in total invested assets, the basis on which the advisory fee is calculated.

     General and administrative expenses decreased to $1,452,000 and $856,000 for the six and three months ended March 31, 1996 from $1,598,000 and $871,000 for the prior year comparable periods, a decrease of $146,000 and $15,000, respectively. These decreases are primarily the result of a decrease in the Trust's executive compensation and related expenses due to a reduction of staff. These decreases were offset in part by the recognition during the quarter ended March 31, 1996 of approximately $187,000 of additional legal, accounting and investment banking expenses incurred in connection with a potential acquisition which did not proceed beyond the negotiation stage and which has been terminated.

     Operating expenses relating to real estate owned increased by $366,000 and $443,000 from $3,232,000 and $1,474,000 for the six and three months ended March 31, 1995 to $3,598,000 and $1,917,000 for the six and three months ended March 31, 1996. These increases were primarily due to an increase in interest on mortgages secured by real estate owned to $956,000 and $510,000 for the six and three months ended March 31, 1996 from $184,000 and $87,000 for the comparable periods in 1995 and the Trust acquiring an office building in October 1995, by deed-in-lieu of foreclosure. These increases were offset in part by a combination of the sale of real estate owned and the completion of extensive repairs at a mixed use property during the fiscal year ended September 30, 1995.

     Depreciation and amortization decreased by $109,000 and $95,000 for the six and three month periods ended March 31, 1996 from the comparable periods ended March 31, 1995. This a result of the classification of a mixed use property located in Philadelphia, Pennsylvania from an asset held for the production of income to an asset held for sale, thereby no longer being depreciated. (See Note 4 of the Notes to Consolidated Financial Statements)

     Gain on sale of foreclosed properties for the six months ended March 31, 1996 was $227,000 as compared to $2,868,000 for the six months ended March 31, 1995 and $342,000 for the three months ended March 31, 1995 with no comparable gain in the current three month period. It is the policy of the Trust to offer for sale all real estate owned at prices which management believes represents fair value in the geographic area in which
the property is located.
                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BRT REALTY TRUST
   Registrant



5/14/96                           /s/ Jeffrey Gould
- -------                           ------------------------------
Date                              Jeffrey Gould, President and
                                  Chief Operating Officer


5/14/96                           /s/ David W. Kalish
- -------                           -------------------------------
Date                              David W. Kalish, Vice President
                                  and Chief Financial Officer