Form 10-Q
period 1996-06-30
BRT REALTY TRUST
filed 1996-08-12
CIK 14846

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of

                    the Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1996

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

                 8,755,424 Shares of Beneficial Interest,
             $3 par value, outstanding on August 5, 1996

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

                       BRT REALTY TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                        June 30,    September 30,
                                         1996           1995
                                      ---------       ---------
                                        (Unaudited)     (Audited)
Assets:
  Real estate loans - Note 3:
    Earning interest,
      less unearned income                $ 36,589      $ 44,136
    Not earning interest                     5,905         7,154
                                          --------      --------
                                            42,494        51,290
    Less allowance for possible losses       7,798         9,084
                                          --------      --------
                                            34,696        42,206
                                          --------      --------
  Real estate owned:
    Foreclosed properties held for sale     49,761        52,029
    Less valuation allowance                 2,128         2,460
                                          --------      --------
                                            47,633        49,569
                                          --------      --------
  Cash and cash equivalents                  6,568         7,385
  Restricted cash                              139           558
  Interest receivable                          391           594
  Other assets                               4,071         4,203
                                          --------      --------
          Total assets                    $ 93,498      $104,515
                                          ========      ========
Liabilities and Shareholders' Equity
Liabilities:
  Notes payable                           $  6,000      $ 22,900
  Loans and mortgages payable,
    nonrecourse                             24,957        20,756
  Accounts payable and accrued
    liabilities, including deposits
    of $1,494 and $1,967                     2,327         3,131
                                           -------       -------
          Total liabilities                 33,284        46,787
                                           -------       -------

Shareholders' Equity - Note 2:
  Preferred shares - $1 par value:
    Authorized 10,000 shares,
    Issued - 1,030 shares                    1,030         1,030
  Shares of beneficial interest,
    $3 par value:
    Authorized number of shares -
      unlimited
    Issued - 7,939 shares                   23,817        22,614
  Additional paid-in capital net of
    distributions of $5,171 and $4,968      83,917        83,914
  Accumulated deficit                      (46,215)      (47,495)
                                           -------       -------
                                            62,549        60,063

  Cost of 192 treasury shares of
    beneficial interest                     (2,335)       (2,335)
                                           -------       -------
    Total shareholders' equity              60,214        57,728
    Total liabilities and                  -------       -------
      shareholders' equity                $ 93,498      $104,515
                                           =======       =======
See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In Thousands except for Per Share Data)

                            Three Months Ended  Nine Months Ended
                                  June 30,            June 30,
                              1996        1995    1996       1995
                             -----------------    ---------------
Revenues:
  Interest and fees
    on real estate loans   $ 1,022    $ 2,106     $ 3,511 $ 6,282
  Operating income on real
    estate owned             2,248      1,965       6,475   6,151
  Other, primarily
    investment income           77        166         233     420
                            ------     ------      ------  ------
          Total revenues     3,347      4,237      10,219  12,853
                            ------     ------      ------  ------

Expenses:
  Interest-notes payable
    and loans payable          240      1,287       1,080   4,269
   Provision for possible
    loan losses                  -          -           -   1,021
   Provision for valuation
    adjustment                   -          -           -     178
   Advisor's fee               148        182         477     608
   General and administrative  646        783       2,098   2,381
   Operating expenses relating
    to real estate owned
    including interest
    on mortgages of $503 and
    $69 for the three month
    and $1,459 and $253 for
    the nine month periods,
    respectively             1,643      1,636       5,241   4,868
   Depreciation and
    amortization                70        156         270     465
                            ------     ------      ------  ------
         Total expenses      2,747      4,044       9,166  13,790
                            ------     ------      ------  ------
  Income (loss) before gain
    on sale of foreclosed
    properties held for sale   600        193       1,053  ( 937)
  Gain on sale of foreclosed
    properties held for sale     -          -         227   2,868
                            ------     ------      ------  ------

  Net income                $ 600     $ 193        $1,280  $1,931
                            ======    ======       ======  ======

  Calculation of net income
    applicable to common
    shareholders:
  Net income                $ 600     $ 193        $1,280  $1,931
  Less: distribution on
    preferred stock            68        68           203     203
                            ------    ------       ------  ------
  Net income applicable
    to common shareholders  $ 532     $ 125        $1,077  $1,728
                            ======    ======       ======  ======


Earnings per share of Beneficial
  Interest - Note 2:
  Primary
  Income (loss) before gain on
    sale of foreclosed properties
    held for sale applicable to
    common shareholders        $0.07     $0.02     $0.11  $( .15)
  Gain on sale of foreclosed
    properties held for sale       -         -      0.03     0.39
                               ------    ------   ------   ------
  Net income applicable to
    common shareholders        $0.07     $0.02     $0.14    $0.24
                              ======    ======    ======   ======
  Fully Diluted                $0.07     $0.02     $0.14    $0.24
                              ======    ======    ======   ======
Weighted average number
    of common shares
    outstanding - Note 2:
    Primary               7,734,577 7,346,624 7,512,329 7,346,624
                          ========= ========= ========= =========
    Fully Diluted         8,773,432 7,346,624 7,512,329 7,346,624
                          ========= ========= ========= =========

                        STATEMENT OF ACCUMULATED DEFICIT

  Accumulated deficit,
    beginning of period    $(46,815) $(48,731) $(47,495)$(50,469)
  Net income                    600       193     1,280    1,931
  Accumulated deficit,       ------    ------    ------   ------
    end of period          $(46,215) $(48,538) $(46,215)$(48,538)
                             ======    ======    ======   ======



See Accompanying Notes to Consolidated Financial Statements.


                       BRT REALTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                              Nine Months Ended
                                                  June 30,
                                             ------------------
                                             1996           1995
                                             ----           ----
Cash flow from operating activities:
  Net income                                 $1,280       $1,931
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Provision for possible loan losses          -        1,021
      Provision for valuation adjustment          -          178
      Amortization and depreciation             270          465
      Gain on sale of foreclosed properties    (227)      (2,868)
      Decrease in interest receivable           203          672
      Decrease (increase) in prepaid expenses   229         (470)
      (Decrease)increase in accounts payable
        and accrued liabilities                (312)          37
      Decrease (increase) in rent and other
        receivables                             (46)          32
      Decrease in escrow deposits                74          823
      Increase in deferred costs               (417)         (75)
      Other                                     125         (117)
                                             ------       ------
Net cash provided by operating activities     1,179        1,629
                                             ------       ------
Cash flows from investing activities:
  Collections from real estate loans          8,084       21,860
  Proceeds from participating lenders           125           25
  Additions to real estate loans               (405)        (214)
  Repayments to participating lenders             -       (5,213)
  Net costs capitalized to real estate owned (1,259)      (7,381)
  Proceeds from real estate owned             2,953       10,930
  Decrease in deposits payable                 (473)        (684)
  Decrease in investment in U.S.
    Government obligations                        -        1,979
  Other                                          72         (140)
                                             ------       ------
Net cash provided by investing activities     9,097       21,162
                                             ------       ------
Cash flow from financing activities:
  Bank repayments                           (16,900)     (21,892)
  Payoff/paydown of loan and mortgages
    payable                                    (599)        (756)

  Proceeds from mortgages payables            4,800            -
  Exercise of stock options                   1,408            -
  Decrease in restricted cash                   419        5,205
  Other                                        (221)        (205)
                                             ------       ------
Net cash used in financing activities       (11,093)     (17,648)
                                             ------       ------
Net increase (decrease) in cash
  and cash equivalents                         (817)       5,143
Cash and cash equivalents at
  beginning of period                         7,385        1,174
Cash and cash equivalents at                 ------       ------
  end of period                              $6,568       $6,317
                                             ======       ======

                       BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                 (In Thousands)

                                               Nine Months Ended
                                                     June 30,
                                                ---------------
                                                1996      1995
                                                ----      ----

Supplemental disclosure of cash
flow information:
  Cash paid during the period for
    interest expense                            $ 2,789  $ 4,811
                                                =======  =======
Supplemental schedule of noncash
    investing and financing activities:
  Transfer of nonearning real estate
    loans to foreclosed properties at
    fair market value                           $    34  $ 2,310
  Recognition of allowance for previously
    provided loan losses                          1,286      866
  Recognition of valuation allowance
    upon sale of real estate owned                  332        -
  Purchase money mortgages from sale of
    real estate owned (net of a $850 wrap
    mortgage in the prior period)                   327    3,994
  Write-off of nonrecourse mortgage payable
    upon relinquishment of real estate owned          -    1,005
  Recognition of valuation allowance upon
    relinquishment of real estate owned               -      436
















See Accompanying Notes to Consolidated Financial Statements.


                     BRT REALTY TRUST AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

     The accompanying interim unaudited consolidated financial statements as of June 30, 1996 and for the three and nine months ended June 30, 1996 and 1995 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results for the full year.

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

Note 2 - Shareholders' Equity

Per Share Data

     Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each period, after giving effect to dividends relating to the Trust's preferred stock. The preferred stock issued on September 14, 1993, is not considered a common stock equivalent for the purpose of computing primary earnings per share. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the three and nine months ended June 30, 1996 and 1995, respectively. The preferred stock was converted to shares of beneficial interest subsequent to June 30, 1996.

     Fully diluted earnings per share of beneficial interest amounts are based on an increased number of common shares that would be outstanding assuming the exercise of common share options and the conversion of preferred stock to shares of beneficial interest at the period end market price. The fully diluted per share computation for the three months ended
June 30, 1996 is dilutive with the addition of 1,030,000 shares upon conversion of the preferred stock and 8,855 shares, upon exercise of the common share options. The fully diluted computation is not materially dilutive or anti-dilutive for the nine months ended June 30, 1996 as well as three and nine months ended June 30, 1995.

Stock Options

     On May 20, 1991 40,000 options to purchase shares of beneficial interest were granted to the independent Trustees of the Trust, under the 1988 Stock Option Plan. In April and May
1996, said options were exercised at $3.629 per share, increasing shareholders equity by $145,150.


Note 3 - Real Estate Loans

     If all loans classified as non-earning were earning interest at their contractual rates for the three and nine month periods ended June 30, 1996 and 1995, interest income would have increased by approximately $190,000 and $564,000 in the respective periods in 1996, and $338,000 and $1,009,000 in the respective periods in 1995.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

     The Trust was engaged in the business of making and participating in short term senior and junior real estate mortgages, secured by income producing property and to a lesser extent by unimproved real property. Repayments of real estate loans in the amount of $24,797,000 are due during the twelve months ending June 30, 1997, including $12,448,000 which is due on demand. There is presently an environment that is somewhat favorable for obtaining mortgage financing secured by real estate and for selling real estate, but the Trust cannot project the portion of loans maturing during the twelve months ending June 30, 1997 which will be paid or the portion which will be extended for a fixed term or on a month to month basis.

     In September, 1992, the Trust entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement") with five banks and extended the maturity date to June 30, 1997. The Restated Credit Agreement precluded the Trust from engaging in any lending activities except for purchase money mortgages in connection with the sale of real estate. At June 30, 1996 the Trust was in compliance with its covenants under the Restated Credit Agreement. On August 2, 1996, the Trust paid off in full its remaining debt obligation due under the Restated Credit Agreement.

     The Trust at the present time is negotiating a credit facility in order to become active in mortgage lending activities. The Trust will continue to manage its existing loan portfolio, supervise, refurbish and maintain real estate owned, arrange and negotiate first mortgage loans secured by such real estate owned and where appropriate negotiate the sale of real estate owned. The short term liquidity needs of the Trust will be satisfied from interest received on outstanding real estate loans, net cash flow generated from the operation of properties and cash and cash equivalents available.

     The Trust's Board of Trustees has authorized the purchase from time to time of up to 250,000 shares of Beneficial Interest of the Trust. The Trust will obtain funds for purchases of its shares from its accumulated funds formerly held in the Cash Collateral Account. From July 8, 1996 to date 21,700 shares have been purchased at an aggregate cost of $117,600.

     During the nine months ended June 30, 1996, the Trust had an increase in cash provided by investing activities, as a result of collections from real estate loans of $8,084,000 and proceeds from the sale of real estate owned of $2,953,000, not including purchase money mortgages of $327,000. The $9,097,000 provided by investing activities, the $4,800,000 from the financing of real estate owned and the receipt of approximately $1,408,000 from the exercise of employee stock options was used to reduce bank debt by $16,900,000 to $6,000,000 at June 30, 1996. As of August 2, 1996 the full $6,000,000 was repaid to the banks primarily from funds received from the payoff of real estate loans, and the sale of and the refinance of real estate owned.

Results of Operations

     The Trust's loan portfolio at June 30, 1996, before giving effect to the allowance for possible losses, was $42,494,000, of which $5,905,000 (14% of total real estate loans) was categorized as non-earning, as compared to $51,290,000 at September 30, 1995, of which $7,154,000 (14% of total real estate loans) was categorized as non-earning. The $8,796,000 decrease in the loan portfolio since September 30, 1995 is due to receipt of $5,400,000 from the refinancing of a portion of a first mortgage held by the Trust on a cooperative apartment complex in Queens, New York, payoff of real estate loans aggregating approximately $2,090,000 and partial recovery on a fully reserved mortgage receivable having a book balance of approximately $1,286,000 prior to allowance for possible losses.

     Interest and fees on real estate loans decreased to $3,511,000 and $1,022,000 for the nine and three months ended June 30,1996 as compared to $6,282,000 and $2,106,000 for the nine and three months ended June 30, 1995. These decreases of $2,771,000 and $1,084,000, respectively, were primarily due to a decrease in earning real estate loans as a result of payoffs, including the payoff of two loans secured by property located in the Texas marketplace which produced additional interest of approximately $1,000,000 based upon the Trust's profit participation in the quarter ended March 31, 1995,and a property securing a real estate loan becoming real estate owned.

     Operating income on real estate owned increased by $324,000 and $283,000 to $6,475,000 and $2,248,000 for the nine and three months ended June 30, 1996 as compared to $6,151,000 and $1,965,000 for the comparable nine and three month periods in the prior fiscal year. These increases were principally the result of income generated from an office building in Fairway, Kansas, acquired in October 1995 and an increase in rental income at the Dover, Delaware property, as a result of improved occupancy directly attributable to the conversion of this property from a regional mall to an office park, offset in part by the sale of a number of properties.

     Other income, primarily investment income, decreased to $233,000 and $77,000 for the nine and three months ended June
30, 1996 from $420,000 and $166,000 for the nine and three months ended June 30, 1995. These decreases of $187,000 and $89,000 are primarily due to a decrease in cash available to invest in addition to miscellaneous income of approximately $44,000 received during the quarter ended June 30, 1995.

     Interest expense decreased by $3,189,000 and $1,047,000 to $1,080,000 and $240,000 for the nine and three months ended June 30, 1996 from $4,269,000 and $1,287,000 for the nine and three months ended June 30, 1995 due to the continuing decrease in the outstanding bank debt and the average prime interest rate.

     The expenses for the nine months ended June 30, 1995 include provisions for possible loan losses of $1,021,000 and provisions for valuation adjustments of $178,000 with no comparable provisions during the nine and three months ended June 30, 1996. Management determined that no additional provisions for possible loan losses or valuation adjustments were required for the three and nine month periods ended June 30, 1996.

     The Advisor's fee decreased by $131,000 from $608,000 for the nine months ended June 30, 1995 to $477,000 for the nine months ended June 30, 1996 and by $34,000 from $182,000 for the three months ended June 30, 1995 to $148,000 for the comparable
period in Fiscal 1996.   These decreases were a result of a
decrease in total invested assets, the basis on which the advisory fee is calculated.

     General and administrative expenses decreased to $2,098,000 and $646,000 for the nine and three months ended June 30, 1996 from $2,381,000 and $783,000 for the prior year comparable periods, a decrease of $283,000 and $137,000, respectively. These decreases are primarily the result of a decrease in the Trust's executive compensation and related expenses due to a reduction of staff. These decreases were offset in part by the recognition during the quarter ended March 31, 1996 of approximately $187,000 of additional legal, accounting and investment banking expenses incurred in connection with a potential transaction which did not proceed beyond the negotiation stage and which has been terminated.

     Operating expenses relating to real estate owned increased by $373,000 and $7,000 from $4,868,000 and $1,636,000 for the nine and three months ended June 30, 1995 to $5,241,000 and $1,643,000 for the nine and three months ended June 30, 1996. These increases were primarily due to an increase in interest on mortgages secured by real estate owned to $1,459,000 and $503,000 for the nine and three months ended June 30, 1996 from $253,000 and $69,000 for the comparable periods in 1995, and the Trust taking title to an office building in October 1995, by deed-in-lieu of foreclosure. These increases were offset in part by a combination of the sale of real estate owned and the completion of extensive repairs at a mixed use property during the fiscal year ended September 30, 1995.

     Depreciation and amortization decreased by $195,000 and $86,000 for the nine and three month periods ended June 30, 1996 from the comparable periods ended June 30, 1995. This a result of the classification of a mixed use property located in Philadelphia, Pennsylvania from an asset held for the production of income to an asset held for sale, thereby no longer being depreciated.

     Gain on sale of foreclosed properties for the nine months ended June 30, 1996 was $227,000 as compared to $2,868,000 for the nine months ended June 30, 1995. It is the policy of the Trust to offer for sale all real estate owned at prices which management believes represents fair value in the geographic area
in which the property is located.
                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

On July 2, 1996, the Trust filed a current report on Form 8-K with the Securities and Exchange Commission to report that its Board of Trustees had authorized the purchase from time to time over the facilities of the New York Stock Exchange, or in private transactions up to 250,000 shares of Beneficial Interest of the Trust.

The Trust also reported that on July 1, 1996, the Trust received notice from Gould Investors L.P. ("Gould"), the sole shareholder of its outstanding preferred stock, that Gould had elected to convert the 1,030,000 shares of preferred stock held by it, in accordance with the Trust's governing instruments, into 1,030,000 shares of Beneficial Interest.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BRT REALTY TRUST
   Registrant



8/12/96                           /s/ Jeffrey Gould
- -------                           ------------------------------
Date                              Jeffrey Gould, President and
                                  Chief Operating Officer


8/12/96                           /s/ David W. Kalish
- -------                           -------------------------------
Date                              David W. Kalish, Vice President
                                  and Chief Financial Officer