Form 10-K
period 1996-09-30
BRT REALTY TRUST
filed 1996-12-20
CIK 14846

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                         PURSUANT TO SECTIONS 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

                   For the fiscal year ended September 30, 1996
                                             ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required]

                        Commission file number 1-7172

                                BRT REALTY TRUST
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

Massachusetts                                                     13-2755856
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. employer
of incorporation or organization)                          identification no.)

60 Cutter Mill Road, Great Neck, New York                            11021
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                 516-466-3100
                                                                   -------------

Securities registered pursuant to Section 12(b) of the Act:

Title  of each  class             Name of each  exchange  on  which  registered
--------------------------------------------------------------------------------
Shares of Beneficial                                    New York Stock Exchange
Interest, $3.00 Par Value

Securities registered pursuant to Section 12(g) of the Act:

                                  NONE
--------------------------------------------------------------------------------
                         (Title of Class)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]       No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of voting stock of the registrant held by non-affiliates was approximately $30,605,000 as of December 2, 1996.

         As of December 2, 1996 the registrant had 8,665,972 Shares of Beneficial Interest issued and outstanding (excluding treasury shares).

                    Documents Incorporated By Reference


PART III

Item 10 - Directors and Executive Officers            To be included in
          of the Registrant                           the Proxy Statement
                                                      to be filed pursuant
Item 11 - Executive Compensation                      to Regulation 14A
                                                      not later than
Item 12 - Security Ownership of Certain               January 28, 1997,
          Beneficial Owners and Management            except for
                                                      information
                                                      concerning executive
Item 13 - Certain Relationships and Related           officers, which is
          Transactions                                included in Part I.


PART IV - See Item 14.

                                    PART I
Item l.  Business.
         ---------

General
-------

         BRT Realty Trust ("BRT" or the "Trust") is a real estate investment trust organized in 1972 under the laws of the Commonwealth of Massachusetts. Its primary business activity has been investing in senior and junior real estate loans secured by interests in income producing real property and to a limited extent in senior real estate mortgages secured by undeveloped real property. For the reasons described under the subcaption "Background" below, particularly the Trust's agreement as set forth in the Restated Credit Agreement (defined below) not to engage in lending activities except in specified situations, the Trust's lending activities have been very limited and in the fiscal years ending September 30, 1996 ("Fiscal 1996") and September 30, 1995 ("Fiscal 1995") the only lending activity in which the Trust engaged was purchase money first mortgages provided to purchasers of real estate from the Trust.

         In August 1996 the Trust repaid in full the balance due under the Restated Credit Agreement and in October 1996 it consummated a $25,000,000 Revolving Credit Agreement ("Revolving Credit Agreement") with CS First Boston Mortgage Capital Corp. (see "Proposed Lending Activities and Outstanding Mortgage Portfolio" below for a description of the material terms of the Revolving Credit Agreement).

         In Fiscal 1996 the Trust's business activities involved primarily managing the Trust's loan portfolio, supervising, refurbishing and maintaining real estate owned by the Trust, arranging, negotiating and closing first mortgage loans secured by real estate owned, and supervising and negotiating with respect to leasing and selling real estate owned. At September 30, 1996, the fiscal year end, the Trust had an outstanding loan portfolio (net of allowances) of $31,970,000 or 35.7% of total assets, of which 5.0% of the net loan portfolio (1.8% of total assets) is categorized as non-earning. This compares to an outstanding loan portfolio, net of allowances, of $42,206,000 (40.4% of total assets) at September 30, 1995, of which 3.9% of the net loan portfolio (1.6% of total assets) were categorized as non-earning. Of the $5,905,000 of non-earning loans at September 30, 1996, the Trust has provided for allowances of $4,307,000. Approximately 50.5% of the Trust's total assets at September 30, 1996, or an aggregate of $45,285,000 (after valuation allowances), represents real property acquired by the Trust in foreclosure or deed in lieu of foreclosure and capitalized improvements to such real properties, compared to $49,569,000 or 47.4% of total assets at September 30, 1995. Approximately 20% of the Trust's net investment assets (either mortgages or real estate owned) related to cooperative apartments at September 30, 1996.

         The Trust's loan portfolio has been decreasing over the past number of fiscal years, both absolutely and as a percentage of total assets, as outstanding loans have been paid off and paid down and lending activities have been limited due to the prohibitions against lending contained in the Restated Credit Agreement. Real estate owned has increased as a percentage of assets over the past number of years, as real estate has been acquired in foreclosure or by deed in lieu of foreclosure and funds have been expended to improve real property assets, offset by the sale of real estate owned. In compliance with the provisions of the Restated Credit Agreement, the Trust applied the proceeds derived from loan payoffs and paydowns, sale of real estate owned and financing real estate owned to the repayment of indebtedness due under the Restated Credit Agreement, until August 1996 when the balance due under the Restated Credit Agreement was repaid in full. Total assets decreased from $104,515,000 at Fiscal 1995 year end to $89,613,000 at Fiscal 1996 year end and total indebtedness decreased from $43,656,000 to $26,421,000 (indebtedness due under the Restated Credit Agreement decreased from $22,900,000 to zero) between Fiscal 1995 year end and Fiscal 1996 year end.

Background
----------

         Commencing in the fiscal year ending September 30, 1990 ("Fiscal 1990") and continuing through the fiscal year ending September 30, 1992 ("Fiscal 1992"), difficulties in the real estate markets and a severe lack of liquidity in the real estate industry resulted in the Trust experiencing increasing delinquencies from its borrowers. As a reaction to the increase in non-earning loans, the Trust aggressively pursued foreclosure actions and other legal procedures against delinquent borrowers, seeking to acquire title to the asset (generally income producing real property) securing a delinquent loan as quickly as possible. By aggressively pursuing foreclosure actions, the Trust was able to protect the operating cash flow from a property through a court appointed receiver or a negotiated third party management arrangement. As a result of the actions taken by BRT against delinquent borrowers, total non-earning loans before allowances decreased from year to year and at September 30, 1996 non-earning loans amounted to $5,905,000 (as compared to $7,154,000 at September 30, 1995).

         As a corollary to the decrease in non-earning loans, the Trusts' portfolio of real estate owned increased as a percentage of total assets. At September 30, 1996 and 1995 the Trust owned, net of valuation allowances, $45,285,000 and $49,569,000, respectively, of foreclosed property held for sale. At September 30, 1996 and 1995 foreclosed properties held for sale (net of valuation allowances) accounted for 50.5% and 47.4%, respectively, of total assets.

         A Restated Credit Agreement dated as of September 23, 1992 was entered into between BRT and five lending institutions (the "Banks") ("Restated Credit Agreement") amending an unsecured credit agreement which then had a balance of $114,800,000 outstanding and was in default due to the failure of the Trust to comply with certain negative covenants (all monetary covenants were being complied with). The Restated Credit Agreement provided that the Trust would not engage in any lending activities except for funding outstanding commitments and purchase money financing taken back in connection with the sale of real estate owned. The Trust did not have any outstanding funding commitments in Fiscal 1996 or Fiscal 1995. Accordingly, except for purchase money mortgages taken back in connection with the sale of real estate owned, including the sale of cooperative units, the Trust did not engage in any lending activities in the fiscal years ending September 30, 1996 and 1995. The $114,800,000 amount due to the Banks was fully repaid within the parameters set forth in the Restated Credit Agreement within four years.

         As a result of the restrictive provisions of the Restated Credit Agreement (which essentially precluded lending activities), the business of the Trust in Fiscal 1996, as stated above, involved managing the Trust's loan portfolio, supervising, refurbishing and maintaining real estate owned, arranging, negotiating and completing first mortgage loans secured by real estate owned, and supervising and negotiating the leasing and selling of real estate owned. In August 1996 the Trust fully repaid the balance due under the Restated Credit Agreement and in October 1996 it consummated a $25,000,000 Revolving Credit Agreement with CS First Boston Mortgage Capital Corp. Using its capital and funds available under the Revolving Credit Agreement, the Trust intends to engage in mortgage lending activities in the current fiscal year (see "Proposed Lending Activities and Outstanding Mortgage Portfolio" below). In Fiscal 1997 the Trust will also continue to focus on operating the real estate it owns and on managing the outstanding loan portfolio.

         As a direct consequence of the strict limitation on its lending activities contained in the Restated Credit Agreement, the assets of the Trust decreased from $131,467,000 at September 30, 1994 to $104,515,000 at September 30, 1995 to $89,613,000 at September 30, 1996. In this regard it should be noted that in Fiscal 1996 (i) real estate loans, net of allowances, decreased by $10,236,000 primarily due to principal payoffs or reductions of $11,162,000, offset by the issuance of $734,000 of purchase money mortgages in connection with the sale of real estate owned, and (ii) there was a decrease of $4,284,000 in real estate owned, net of valuation allowances and after giving effect to capitalized improvements aggregating $1,609,000, offset by real estate sales. In Fiscal 1996 the Trust applied a major portion of the proceeds derived from loan repayments, real property sales and first mortgage loans secured by real estate owned to the reduction of bank debt. During the year ended September 30, 1996 bank debt was reduced by $22,900,000 to zero.

         With respect to the real estate which BRT has taken back in foreclosure or deed in lieu thereof, it is the policy of the Trust to offer for sale all such real estate at prices which management believes represents fair value in the geographic area in which the property is located. If the Trust's management determines that it will not, in the near term, be able to sell a specific parcel of real estate at an acceptable price, management will seek first mortgage financing secured by the specific parcel of real property. In many instances, the Trust, through an independent contractor, renovates a property acquired by foreclosure or deed in lieu, engages in leasing activities, negotiates and completes the sale of real estate owned if the selling price is deemed acceptable by management, and provides purchase money financing in connection with the sale of real estate owned. It has been the experience of the Trust's management that in connection with the sale of cooperative apartments it is usually necessary for the Trust to provide purchase money financing on a competitive basis. In Fiscal 1996 the Trust disposed of real estate, other than cooperative apartments, having an aggregate net book value of $3,410,000, for an aggregate consideration of $3,880,0000. In addition, in Fiscal 1996 the Trust derived proceeds of $7,050,000 from first mortgage financing secured by real estate owned by the Trust. During Fiscal 1996 the Trust sold shares in cooperative apartments, resulting in net proceeds of approximately $948,000 (not including purchase money mortgages of $734,000).

Proposed Lending Activities and Outstanding Mortgage Portfolio
--------------------------------------------------------------

         In Fiscal 1997 the Trust intends to become active in real estate lending, emphasizing investments in short term senior and junior loans secured by income producing real property or interests therein. Junior mortgage loans are subordinate to one or more prior liens. The Trust will entertain loan requests relating to real estate located anywhere within the United States and Puerto Rico, but will not invest in loans secured by real property located outside the United States and Puerto Rico. The Trust expects that it will invest in loans secured by real property located primarily in the New York metropolitan area.

         The Trust will emphasize loans ranging from six months to 36 months to persons requiring short term funds. The Trust will not finance new construction, but may, to a limited extent, invest in senior mortgage loans secured by undeveloped property. The Trust may also invest in medium term (up to five years) participating loans under which the Trust, in addition to receiving a competitive interest rate, will participate in the incremental value of the real estate, if any, at the maturity of the loan.

         The mortgage loans in which the Trust will invest in most cases will bear interest at a floating rate related to the prime rate and the interest will adjust when the prime rate changes. The interest rate under the Revolving Credit Agreement discussed below, is related to LIBOR or prime. By borrowing and lending on a floating rate basis the Trust seeks to minimize the interest rate fluctuation risk. The Trust will receive an origination fee on all loans made by it. Origination fees will be taken into income on an accrual basis over the life of the loan. If a loan is not taken by the borrower the fee will be recognized at the expiration of the commitment.

         The Trust has no policy or limitation on the amount or percentage of its assets which it may invest in a single loan or it may invest with a single borrower. However, the Trust does not intend that any single loan shall exceed 10% of total assets. Loan approvals will be based on site visits, a check of a proposed borrower's bank and credit references, a title review of the property, examination of financial statements related to the property and in house appraisals. The Trust will not require a property appraisal by an independent appraiser.

         The Trust will use its own capital and has arranged a credit facility to make funds available for real estate mortgage lending. In October 1996 the Trust entered into the Revolving Credit Facility with CS First Boston Mortgage Capital Corp. ("First Boston") which provides that the Trust may borrow a maximum of $25,000,000 on a revolving basis, i.e. funds can be borrowed, repaid, and borrowed again. The credit facility matures October 17, 1998 and the Trust has the right to extend the loan for two additional six month periods upon thirty days prior notice and payment of a 1/4 of 1% commitment fee. No new borrowings may be made during the second extension period. The Trust has the right to reduce the availability under the Revolving Credit Agreement to $15,000,000 and First Boston has the right to lower the commitment to $20,000,000 under limited circumstances.

         The Trust pays a commitment fee to First Boston of 1/2 of 1% of the difference between the daily average outstanding loan balance and the commitment amount. If the loan balance is less than $14,000,000, $2,084 per month is added to the commitment fee. Borrowings under the Credit Agreement bear interest at the lower of LIBOR + 3% or prime + 1%, adjusted monthly. The loan is collateral-ized by specific receivables and the Trust's equity in specific real property, and the loan amount can never exceed 75% of the agreed upon collateral amount. The Trust, at any time can substitute collateral for pledged collateral. Most subsidiaries of the Trust guaranteed the loan. The Trust is required to maintain a $50,000,000 tangible net worth. The Credit Agreement also provides that the net worth of the Trust minus net worth of any non-guaranteeing subsidiary must exceed $40,000,000. The Credit Agreement prohibits the Trust from obtaining recourse financing, but it is permitted to obtain non-recourse mortgage financing.

         As of this date no advances have been made to the Trust under the Revolving Credit Agreement.

         At September 30, 1996 the Trust's outstanding mortgage portfolio consisted of 81 mortgage loans totalling $39,743,000 aggregate principal amount, of which $5,905,000, or 15%, was non-earning. Of the principal amount of mortgage loans outstanding at September 30, 1996, 73% represented first mortgage loans and 27% represented junior mortgage and wraparound loans. In Fiscal 1996 the Trust's only lending activities consisted of $734,000 in first priority purchase money financing provided to purchasers of real estate owned, including cooperative apartments. Purchase money financing provided to purchasers of real estate owned is usually on a two to five year basis and to purchasers of cooperative apartments on a long term basis (20 to 30 years).

         The mortgage loans held and to be made by the Trust are not and will not be insured. In the event of a default by a borrower, the Trust is required to foreclose its mortgage or protect its investment through negotiations with the borrower and/or other interested parties, which in certain situations may involve cash outlays. If the Trust holds a junior mortgage loan or wraparound loan, its position is subordinate to liens of senior mortgages. In the event the underlying asset value proves to be insufficient to satisfy both the senior and junior lienholder, the Trust will lose a portion or all of its investment. In certain situations in order to protect its investment, the Trust will make a payment to maintain the current status of prior liens (including real estate taxes) or purchase the prior lien. These payments were minimal in Fiscal 1996. It is possible that the total amount which may be recovered by the Trust upon the ultimate sale of a property acquired in foreclosure or by deed in lieu thereof will differ from the total investment less the allowance for possible losses.

Current Loan Status
-------------------

         As of September 30, 1996 the Trust had 81 mortgage loans in its mortgage portfolio, totaling $39,743,000 in aggregate principal amount (including $5,905,000 of non-earning loans) and $31,970,000 after allowances for possible losses. In Fiscal 1996 $11,162,000 of outstanding loans was repaid. The three largest mortgage loans outstanding, after allowances for possible losses represent 12.3%, 8.4%, and 8.2%, respectively of the Trust's total assets. (See
Note 2 to the financial statements relating to significant relationships.)


         Information   regarding  the  Trust's  mortgage  loans  outstanding  at
September 30, 1996:
                                                      Not               No.
                                           Earning  Earning    Prior    of
                                   Total   Interest Interest   Liens   Loans
                                   -----   -------- --------   -----  ------
                                             (Amounts in thousands)
First Mortgage Loans:
Long-term:
  Residential .................  $ 1,958   $ 1,958   $  --     $  --      43
Short-term (five years
  or less):
  Shopping centers/retail ....     5,637     5,637      --        --       9
  Industrial  buildings ......     3,880     3,880      --        --       3
  Office buildings ...........     3,915     3,915      --        --       2
  Residential
   (multiple family units) ...     7,759     6,684     1,075      --       9
  Hotel ......................     1,191     1,191      --        --       1
  Unimproved Land ............     1,918      --       1,918      --       1
  Misc .......................     2,842     2,842      --        --       3
Second Mortgage Loans:
  Shopping centers/retail ....     2,073       226     1,847     4,640     2
  Office building ............       667       667      --       2,377     1
  Residential
   (multiple family units) ...     5,683     5,683      --      16,509     3
  Hotel ......................     1,000      --       1,000    12,546     1
Wraparound mortgages .........     1,220     1,155        65     5,423     3
                                 -------   -------   -------   -------   ---

                                 $39,743   $33,838   $ 5,905   $41,495    81
                                 =======   =======   =======   =======   ===


         At September 30, 1996 the Trust had an allowance for possible losses on its real estate loans of $7,773,000 compared to an allowance of $9,084,000 at September 30, 1995. In determining the allowance for possible loan losses, the Trust takes into account numerous factors including a market evaluation of the underlying collateral, the underlying property's estimated cash flow during the projected holding period and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less estimated selling costs. The Trust also takes into account the extent of liquidity in the real estate industry, particularly in the New York metropolitan area, where approximately 77% of the portfolio is located. Management reviews the loan portfolio on a quarterly basis to determine if additional allowances are needed.


         When a mortgage loan is in default, the Trust may acquire the underlying property through foreclosure or may take other legal action as is necessary to protect its investment. In negotiated workouts the Trust seeks to acquire title to a property and in certain cases affords the borrower the opportunity to reacquire the property at a fixed price over a specified period of time.

Real Estate Owned
-----------------

         The real estate owned by the Trust consists of foreclosed properties held for sale. The materially important real properties owned by the Trust (materially important meaning property with a book value amounting to 10% or more of the total assets of the Trust) consists of the following as of September 30, 1996:


         Abbotts Square, Philadelphia, Pennsylvania     - A mixed use  property,
         ------------------------------------------
containing 60,000 square feet of commercial space (19 retail stores and 6 office suites), a 324 car parking garage and 88 residential condominium units, owned in fee and operated by Stobba Associates L.P., a limited partnership in which a wholly owned BRT subsidiary is the sole general partner and BRT is a limited partner. There are a total of 162 residential condominium units at the property. The property, located on South and Second Streets in Philadelphia, Pennsylvania was acquired by Stobba Associates in April, 1993 under a plan of reorganization confirmed by the bankruptcy court. The partnership agreement provides that there are to be no cash distributions of operating cash flow to partners, other than BRT, until BRT has received a specified cumulative return (including accumulated arrears) and after BRT has received payment currently of its specified return, then BRT will receive 50% of all operating cash flow and the other partners the other 50%. The partnership agreement provides further that there are to be no distributions of sale or refinancing proceeds to partners other than BRT until all required cash distributions to BRT from operations, including accumulated arrears, have been paid currently, and BRT receives full payment of the principal amount owed to it, plus the specified cumulative return, after which BRT will receive 50% of such distributions. Extensive repairs were completed at this property in Fiscal 1995 at a cost of approximately $1,594,000. There are no programs proposed for the renovation or improvement of this property.

         The property is located in an active area of Philadelphia, containing competitive retail, parking and residential. Competition is keen for commercial and parking tenants, but not as competitive for residential rental.

         In the opinion of management, the property is adequately covered by insurance.

         The occupancy rate at Abbotts Square (expressed as a percentage) for the commercial space (excluding the parking garage) and the residential units as of September 30 is set forth below.

                                           Fiscal Year Ending September 30,
                                         1993       1994        1995     1996
                                         ----       ----        ----     ----

Commercial Space ...............         93%         93%         90%      90%
Residential Units ..............         98%        100%         98%      99%

         There are three (3) tenants who occupy ten percent or more of the rentable square footage of commercial space at the property. These tenants are House of Winsome, which operates a furniture store; TGI Fridays, a restaurant operation; and Chef's Market, an upscale food market. Other retail tenants include Thrift Drug, Wawa's, Boston Market, a travel agency and a variety of other retail operations. The three largest tenants referred to above have leases which expire in June 30, 1999, December 31, 2000 and December 31, 2009,
respectively. The House of Winsome lease which contains approximately 6,200 square feet, was terminated subsequent to fiscal year end.

         The average effective base annual rent per square foot for the retail space and the average annual rental per unit for the residential units since April 1993, when the partnership acquired title to the property is set forth below.


                                       Average base rental   Average rental per
                                     per square foot-retail   unit-residential
                                     ----------------------   ----------------
Period
------
April 1993 to
September 30, 1993 ........................ $   12.11         $ 9,598

Fiscal 1994 ............................... $   14.29         $10,525

Fiscal 1995 ............................... $   15.95         $10,445

Fiscal 1996 ............................... $   16.24         $10,603

         The schedule of lease expirations for each of the next ten years for the commercial space is as follows:



Fiscal Year      # of Tenants                                       % of Gross
Ending           whose leases   Total Area       Base Annual       Annual Base
September 30        expire        Covered           Rental             Rental
------------       -------      ----------        ----------       -----------


1997                 3              3,331          $ 50,880               5%
1998                 6              9,070          $133,745              13%
1999                 3              7,998          $181,153              18%
2000                 2              2,500          $ 43,313               4%
2001                 5             17,762          $301,714              29%
2002                 3              6,510          $146,860              14%
2003                 -                --              --                 --
2004                 -                --              --                 --
2005                 -                --              --                 --
2006 and thereafter  1              7,363          $167,480              17%

All residential leases provide for a one year term or less. Accordingly, lease expiration information is not provided for the residential leases.

         Since this property is held for sale no depreciation is being taken.

         The 1993 realty tax rate in Philadelphia was $8.264 per 100. The Trust paid $253,800 in annual real estate taxes for the last tax year, of which $96,700 was applicable to the 88 residential units it owns.

         In September, 1995 a loan of $10,000,000 was closed with respect to the Abbotts Square property, secured by a first mortgage on the retail and garage component and the 88 condominium units. The loan matures October 1, 2000, with a right granted to the borrower to extend for an additional five years (subject to satisfaction of certain conditions), provides for interest at either a fixed rate related to the mortgagee's prime, a floating rate related to comparable United States treasury bills or a floating rate related to LIBOR, or a combination of any two at the option of the borrower, and provides for monthly amortization based on a 25 year amortization schedule. The interest rate is 7.725% per annum until January 1, 1997 when the interest rate will be reset by the borrower. The principal balance due on this mortgage at September 30, 1996 was $9,877,000 and the balance due at maturity in the year 2000 (assuming no advance payment of principal) will be $9,211,000. The Borrower may prepay this mortgage at any time without penalty, with the proviso that the Borrower is responsible for any loss suffered by reason of early redemption of the instrument associated with a treasury bill or Libor based instrument.

         Dover, Delaware - A 474,000 square foot enclosed facility owned in fee,
         ---------------
containing approximately 249,000 square feet of retail space and 225,000 square feet of office space located on approximately 58 acres. The total site contains approximately 90 acres. The property is located on Route 113 approximately two miles from the state capital complex. In addition to the enclosed (former shopping mall) facility there are 5 free standing buildings on the property (one of which containing 24,000 square feet is vacant except for a month to month tenancy for a small portion of the space) containing approximately 55,000 square feet of rentable space. The Trust has converted the two "anchor" locations at this center to office space and has entered into a 10 year lease expiring December 31, 2004 (with options to renew totalling ten years) with a major insurance company for approximately 68,613 square feet of space, and a 10 year lease expiring August 31, 2005 (with options to renew totalling ten years) with a major bank for 79,000 square feet of space. The renovation for the insurance company was substantially completed in December, 1994, and for the banking entity in May, 1995. Each of the two tenants at the "anchor" locations has an option to expand their space and a right to early termination. If the insurance company exercises its early termination right, which it can do at any time, the tenant must pay to BRT an amount equal to the rentals due to the lease expiration date, discounted to present value. The bank has an early termination right, during its sixth lease year only. No other tenant occupies ten percent or more of the rentable space at this facility. The Trust has been converting this facility to a corporate center and mall. Although the Trust does not have any proposal or plans to renovate, improve or develop the property, it will construct a new building on the property or renovate mall space at the Center in order to lease to a qualified tenant. Tenants occupying outparcels at the property include a day care center, the National Guard and a credit union. There is no major retail tenant at the property.

         In the opinion of management the property is adequately covered by insurance.

         The occupancy rate of this property (including the five free standing buildings) since the Trust acquired title to this property in October 1993 and the effective annual rental per square foot is as follows:

         Fiscal Year End                                   Base Rental per
         September 30,         Occupancy Rate            square foot occupied
         -------------         --------------            --------------------

         1994                      38%                         $5.07
         1995                      53%                         $5.08
         1996                      63%                         $6.38

         The schedule of lease expirations for each of the next ten fiscal years for this property (including the five outparcels) is as follows:


             # of Tenants whose   Total Area      Annual Base  % of Gross Annual
              leases expire*        Covered         Rental       Base Rental
              --------------        -------         ------       -----------

Fiscal 1997          30             127,223        $  494,387         23%
       1998           4              28,496        $  249,194         12%
       1999           1               1,680        $   26,040          1%
       2000           2               6,230        $   82,957          4%
       2001           2               6,000        $   68,125          3%
       2002           -                --                --            -
       2003           1              18,271        $   82,318          4%
       2004           -                --                --            -
       2005           2             147,613        $1,113,660         53%
       2006           -                --                --            -

         *All information provided assumes that the two major anchor tenants who occupy a total of 147,613 square feet do not exercise their right to terminate prior to lease expiration. Fiscal 1997 includes all month to month tenants and tenants occupying space under short term leases. Landlord has converted many tenants to month to month tenancies and entered into short term leases to provide it with the flexibility to assemble large blocks of space for larger users of office space.

         Since this property is held for sale no depreciation is being taken.

         The realty tax rate in Dover is based on applying four mil rates to the assessed valuation. Real estate taxes with respect to this property were $153,700 for the last tax year.

         In July 1995 two separate loans aggregating $9,250,000 were closed with respect to this property; one loan in principal amount of $6,000,000 is collateralized by a first mortgage on the building occupied by the insurance company (an additional $1,000,000 can be drawn down for tenant improvements if the insurance company exercises any of its expansion options) and the other loan in the principal amount of $3,250,000 is collateralized by the facility leased to the bank. Both loans are cross collateralized and are secured by a negative pledge on the balance of the property and a mortgage on the balance of the mall. The loans mature on July 1, 2005, provide for a fixed interest rate of 8.07% and provide an amortization schedule intended to fully amortize the loan over the ten year period. The principal balance due on these mortgages at September 30, 1996 was $8,601,000. The Borrower may prepay this mortgage loan, in full or in part at any time provided that the Borrower pays a prepayment premium calculated to give the Lender a specified yield to maturity (discounted to present value).

         The following sets forth information concerning other real estate owned by the Trust as of September 30, 1996:

         Rock  Springs,  Wyoming  -  A  151,105  square  foot  shopping  center,
         ------------------------
consisting of 138,191 square feet of retail space (30 retail stores), 12,914 square feet of office space, a free standing restaurant and a free standing film kiosk. The Trust holds a leasehold interest in this property subject to a first leasehold mortgage which matures on November 1, 2000 and provides for interest at the rate of 8.44% per annum. At September 30, 1996 there was a principal balance of $1,490,000 due on the leasehold mortgage and on the maturity date there will be $548,000 due thereon. The retail space was approximately 99% occupied and the office space was approximately 82% occupied at September 30, 1996.

         New York,  New York - A twelve story office  building  located on lower
         -------------------
Madison Avenue in Manhattan, New York containing approximately 5,000 square feet of grade level retail space and approximately 55,000 square feet of office space. In December, 1995 a first mortgage loan in the principal amount of $3,200,000 was closed with respect to this property. The mortgage matures on December 21, 2000, provides for an interest rate of 8%, and amortization over a 25 year period. At September 30, 1996 there was a principal balance of $3,175,000 due on this mortgage and at maturity there will be $2,958,000 due thereon. At September 30, 1996 100% of the retail space and approximately 96% of the office space was occupied.

         Kansas City,  Kansas - A three story office building located on Shawnee
         --------------------
Mission Parkway, Fairway, Kansas, an active suburban office market in the greater Kansas City area. This property, acquired by deed in lieu of foreclosure in October, 1995, contains approximately 103,500 square feet of rentable space and parking capacity for 393 vehicles. The Trust has expended approximately $1,381,000 in improving this property since acquisition. The property was approximately 90% occupied on September 30, 1996. The property is owned free and clear of mortgages.

         Hoboken,  New Jersey - A 32,500 square foot parcel of undeveloped land.
         --------------------
The property is leased to a parking lot operator under a 10 year lease. The lease contains provisions for early termination if the property is sold for development purposes. The property is owned free and clear of mortgages.

         Montreal,  Canada - The  Trust  owns fee  title to a parcel  of land in
         -----------------
downtown Montreal, free and clear of mortgages. The property, which is improved with a 23 story office building, is net leased for a term expiring in 2061. This property is owned free and clear of mortgages.

         New York,  New York - Two six story  residential  buildings  located on
         -------------------
West 172nd Street in Manhattan, New York, containing 82 apartments and 13 grade level retail stores with 9,264 square feet of rentable space. This property is leased under a net lease which expires in 2015. In July, 1996 a $2,250,000 first mortgage loan secured by the Trust's fee position was closed with respect to this property. The mortgage matures on August 1, 2001 provides for an interest rate of 8.75% and amortization over a 25 year period. At September 30, 1996 there was a principal balance of $2,248,000 due on this mortgage and at maturity there will be $2,093,000 due thereon.

         The Trust owns 533 cooperative apartment units in 5 separate projects, 2 of which containing 158 units are located in Nassau County, New York, 1 containing 127 units is located in Manhattan, 1 containing 247 units located in Queens, New York and 1 unit is located in Suffolk County, New York. Since the market for the sale of cooperative apartment units in New York City and Long Island is very competitive, the Trust's policy is to lease the units owned by it with a number of selective units at some locations being held vacant for sale. At September 30, 1996 95% of the units were occupied.

Competition
-----------

         As the Trust becomes active in real estate lending it will compete for acceptable investments with other REIT's, commercial banks, insurance companies, savings and loan associations, pension funds and mortgage banking firms, most of which have greater resources with which to compete for desirable mortgage loans. With respect to the real estate acquired by foreclosure and held for sale, the Trust competes for tenants and potential purchasers of such properties with owners of comparable real property in the areas in which the properties are located. With respect to the cooperative units owned by the Trust, there is a great deal of competition for purchasers and, pending improvement in the market for the sale of cooperative units, the Trust intends to rent out substantially all the units for terms of up to two years. At present, the apartment rental market in the areas in which the Trust owns cooperative apartments is satisfac tory.

Employees
---------

         The Trust has eight full-time employees. In addition, it has entered into an agreement with REIT Management Corp. ("REIT") pursuant to which REIT acts as its advisor. At the present time, REIT, subject to supervision of the Board of Trustees, administers the Trust's portfolio of mortgages receivable, engages in negotiations in workout situations with respect to non-earning loans and supervises and provides support services in litigation activities. REIT also supervises the maintenance, leasing, sale and/or financing of real estate owned by the Trust. As it becomes more active in lending activities REIT will participate in originating, investigating and evaluating investment opportuni-ties. Reference is made to the Trust's Proxy Statement to be filed pursuant to Regulation 14A for information concerning the amount and method of computing REIT's fee.

         In Fiscal 1995 and 1996, the Trust engaged entities, including entities affiliated with REIT, to manage properties acquired by the Trust in foreclosure or deed in lieu of foreclosure. The management services include, among other things, rent billing and collection, accounting, maintenance, contractor negotiation, construction management, sales and leasing and mortgage brokerage. In management's judgment the fees paid to REIT and entities affiliated with REIT are competitive with or less than fees that would be charged for comparable services by unrelated entities.

                      EXECUTIVE OFFICERS OF REGISTRANT
                      --------------------------------

      The following sets forth the executive officers of the Trust. The business history of officers who are also Trustees will be provided in the Trust's proxy statement to be filed pursuant to Regulation 14A not later than January 28, 1997.

Name                                   Office
----                                   ------

Fredric H. Gould (*)                   Chairman of the Board and
                                       Chief Executive Officer

Jeffrey A. Gould (*)                   President

Simeon Brinberg                        Senior Vice President;
                                       Secretary

Eugene J. Keely                        Vice President

Nathan Kupin                           Senior Vice President; Trustee

Matthew J. Gould (*)                   Senior Vice President

David  W. Kalish                       Vice President; Chief
                                       Financial Officer

Karen A. Till                          Vice President, Financial

Joshua Gleiber                         Vice President

Seth Kobay                             Vice President; Treasurer

         (*)Fredric H. Gould is Jeffrey A. and Matthew J. Gould's father.

         Jeffrey A. Gould (age 31) has been President of the Trust since March, 1996 and was Executive Vice President and Chief Operating Officer from March, 1994 to March, 1996. For approximately five years prior to March, 1994 Mr. Gould was a Vice President of the Trust. In June, 1989 Mr. Gould became a Vice President of One Liberty Properties, Inc. a real estate investment trust engaged primarily in the ownership of "net leased" real property. He is also a Senior Vice President of Georgetown Partners, Inc., managing general partner of Gould Investors L.P.

         Simeon Brinberg (age 63), has been Secretary of the Trust since February, 1983 and Senior Vice President since November, 1988. From 1961 to September, 1988 he was a partner in the law firm of Bachner, Tally, Polevoy, Misher & Brinberg and its predecessor. In October, 1988 Mr. Brinberg became an officer of BRT and a Vice President of Georgetown Partners, Inc. In June, 1989 he became a Vice President of One Liberty Properties, Inc. Mr. Brinberg is a director of Witco Corporation.

         Eugene J. Keely (age 61) has been a Vice President of the Trust since May 1983.

         Matthew J. Gould (age 37) has been President and Chief Operating Officer of One Liberty Properties, Inc. since June, 1989. He has been a Vice President of the Trust since 1986 and became Senior Vice President in March 1993. He is President of Georgetown Partners, Inc. since March 1996 and was a Vice President from 1986 to 1996. In addition, Mr Gould has been a Vice President of REIT since 1986, and a Vice President of Majestic Property Management Corp. and related entities engaged in real property management and leasing, since 1986.

         David W. Kalish (age 49) has been a Vice President and Chief Financial Officer of the Trust since June, 1990. He has also been Vice President and Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June, 1990. For more than five years prior thereto, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company, and its predecessors.

         Karen A. Till (age 34) has been a Vice President of the Trust since March 1994. For more than four years prior thereto, Ms. Till, a certified public accountant, was employed by Gould Investors L.P. in an accounting capacity.

         Joshua Gleiber (age 29) has been a Vice President of the Trust since March 1996. From October 1991 to February 1996 Mr. Gleiber was employed by Euram Management Inc., a subsidiary of ABN AMRO Bank N.V., engaged in asset management of the commercial real estate owned portfolio. For two years prior thereto he was a financial analyst at and acted as a consultant to Riverbank Realty Company.

         Seth Kobay (age 42) has been Vice President and Treasurer of BRT since March 1994. In addition, Mr. Kobay, a certified public accountant, has been the Vice President of Operations of Georgetown Partners, Inc.

Item 2.  Properties.
         ----------

         The Trust's executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where it currently occupies approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The square footage of the office space commonly occupied was reduced effective August 1, 1996 from approximately 15,000 square feet to approximately 12,000 square feet. The building in which the executive offices are located is owned by an affiliate of Gould Investors L.P. The Trust contributed $142,000 to the annual rent in Fiscal 1996.

         For a description of the real estate acquired by the Trust in foreclosure, see Item 1, Business; Real Estate Owned.

Item 3.  Legal Proceedings.
         -----------------

         The Trust is not a defendant in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         There were no matters submitted during the fourth quarter of the fiscal year to a vote of the Trust's security holders.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Matters
         -------------------------------------------------------------

         The Trust's shares of Beneficial Interest ("Beneficial Shares") are listed on the New York Stock Exchange. The following table shows for the quarters indicated, the high and low sales prices of the Trust's Beneficial Shares on the New York Stock Exchange as reported on the Composite Tape.

          Fiscal Year Ended September 30,      High       Low
          -------------------------------      ----       ---

                  1995
                  ----

         First Quarter                        4 3/8       3
         Second Quarter                       4           3 1/2
         Third Quarter                        4 3/4       3 1/4
         Fourth Quarter                       4 3/4       3 7/8



                  1996
                  ----

         First Quarter                        4 1/2      4 1/8
         Second Quarter                       5 1/8      4 1/8
         Third Quarter                        5 1/8      4 3/8
         Fourth Quarter                       6 1/4      4 7/8


         As of December 2, 1996 there were approximately 2,300 holders of record of the Trust's Beneficial Shares.

         The Trust did not declare any cash distributions to common shareholders during the years ended September 30, 1995 and 1996. In the years ended September 30, 1995 and 1996 the Trust paid $270,000 and $203,000, respectively, on 1,030,000 shares of preferred stock. The preferred stock, owned by Gould Investors L.P., a related party, was converted into 1,030,000 Beneficial Shares on July 1, 1996.

         The Trust qualifies as a real estate investment trust for Federal income tax purposes. In order to maintain that status, it is required to distribute to its shareholders at least 95% of its annual taxable income. Management believes that as a result of accumulated tax losses the Trust will not be required to make cash distributions for a number of years to maintain its real estate investment trust status. The resumption of cash distributions and the amount and timing of future distributions, if any, will be at the discretion of the Board of Trustees and will depend upon the Trust's financial condition, earnings, cash flow and other factors. The Credit Agreement with First Boston provides that prior to payment of cash distributions on Beneficial Shares the Trust must give advance notice to First Boston and certify that payment of such distribution will not breach the Trust's net worth covenant.

Item 6.  Selected Financial Information
         ------------------------------

         The following table, not covered by the report of the independent auditors, sets forth selected historical financial data of the Trust for each of the fiscal periods in the five years ended September 30, 1996. This table should be read in conjunction with the detailed information and financial statements of the Trust appearing elsewhere herein.

                                                                Fiscal Years Ended
                                                                   September 30,
                                       --------------------------------------------------------------

                                             1996        1995         1994         1993         1992
                                             ----        ----         ----         ----         ----
                                                  (In thousands, except for per share amounts)

Operating statement data:
Total revenues ......................... $  13,556   $  16,637    $  20,530    $  18,003    $  14,882
Provision for possible
 loan losses ...........................      --         1,021        4,340        3,111        7,940
Provision for
 valuation adjustment ..................      --           178          993        3,388          --
Income (loss) before
 gain on sale of fore-
 closed properties held
 for sale ..............................     1,776        (522)      (1,312)      (4,254)      (9,682)
Net income (loss)(1) ...................     2,246       2,974          195       (4,068)      (8,395)

Calculation of net income
 (loss) applicable to common
 shareholders:
Net income (loss) ......................     2,246       2,974          195       (4,068)      (8,395)
Less: distributions
 on preferred stock ....................       203         270          270           12         --
Net income (loss)
 applicable to common
  shareholders .........................     2,043       2,704          (75)      (4,080)      (8,395)
Income (Loss) per
 beneficial share-
   Primary .............................       .26         .37         (.01)        (.56)       (1.14)
   Fully diluted .......................       .26         .35         (.01)        (.56)       (1.14)


Balance sheet data:
  Total assets .........................    89,613     104,515      131,467      162,217      176,594
  Earning real
   estate loans (2) ....................    33,838      44,136       67,739       95,353      107,571
  Non-earning real
   estate loans (2) ....................     5,905       7,154       10,268       26,750       44,250
  Real estate owned (2) ................    47,413      52,029       54,793       51,162       35,574
  Notes payable- banks .................      --        22,900       66,192       92,785      105,000
  Subordinated note, less
   unamortized discount ................      --          --           --           --          3,135
  Loans and mortgages
   payable .............................    25,391      20,756        6,671       10,308        8,626
  Shareholders' equity .................    60,892      57,728       55,024       55,099       55,804



(1) The year ended September 30, 1992, includes an extraordinary gain of $969,000.

(2) Earning and non-earning loans and real estate owned are presented without deduction of the related allowance for possible losses or valuation allowance.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Liquidity and Capital Resources
-------------------------------

   The Trust was engaged in the business of making and participating in senior and junior real estate mortgages, secured by income producing property and to a lesser extent by unimproved real property. The Trust's investment policy emphasized short-term mortgage loans. Repayments of real estate loans in the amount of $19,940,000 are due during the twelve months ending September 30, 1997 ("Fiscal 1997"), including $9,358,000 which is due on demand. There presently exists a favorable environment for obtaining financing secured by real estate and for selling real estate. Accordingly, as loans mature, borrowers in many cases are able to refinance and repay the indebtedness due to the Trust. However, the Trust cannot project the portion of loans maturing in Fiscal 1997 which will be paid or the portion of loans maturing in Fiscal 1997 which will be extended for a fixed term or on a month to month basis.

   Effective September 23, 1992, the Trust entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement") with five banks. The maturity date under the Restated Credit Agreement was extended to June 30, 1997. At the commencement of Fiscal 1996 there was $22,900,000 outstanding under the Restated Credit Agreement. The loan was reduced from time to time in Fiscal 1996 and was repaid in full in August 1996.

   In October, 1996 the Trust entered into a $25,000,000 credit facility with CS First Boston Mortgage Capital Corp. ("First Boston") The facility, a revolving credit facility which permits the Trust to borrow, repay and reborrow, provides for an interest rate, adjusted monthly, of prime plus 1% or Libor plus 3%, whichever is lower, and matures October 17, 1998. The Trust has the right to extend for two additional six month periods. The Trust can use proceeds of borrowings under this facility for any corporate purpose and intends to borrow funds for lending purposes as it becomes active in the mortgage lending business. Borrowings under the credit facility are secured by specified receivables and real estate owned by the Trust, and the credit agreement provides that the loan amount will never exceed 75% of the agreed value of the collateral.

   During the twelve months ended September 30, 1996 ("Fiscal 1996"), the Trust had an increase in cash provided by investing activities, primarily as a result of collections from real estate loans of $11,162,000 and proceeds from the sale of real estate owned of $5,710,000 (excluding purchase money mortgages of $734,000). The cash provided by investing activities, totalling $14,339,000 and proceeds of $7,050,000 from refinancing real estate owned and $1,408,000 received from the exercise of outstanding stock options was used to reduce bank debt by $22,900,000 to zero in Fiscal 1996. The Trust also paid off or paid down loans and mortgages payable in the amount of $3,179,000.

     On July 2, 1996, the Trust's Board of Trustees authorized the purchase from time to time of up to 250,000 shares of beneficial interest of the Trust. Through September 30, 1996 52,752 shares have been purchased at an approximate aggregate cost of $304,000. From October 1, 1996 through December 2, 1996 an additional 58,600 shares have been purchased at an aggregate cost of $356,000.

   The Trust intends to satisfy its liquidity needs from cash and liquid investments on hand, the credit facility with First Boston, interest received on outstanding real estate loans and net cash flow generated from the operation of properties.

Results of Operations
---------------------

1996 vs 1995
------------

     The Trust's loan portfolio at September 30, 1996, before giving effect to the allowance for possible losses, was $39,743,000, of which $5,905,000 (15% of total real estate loans) is categorized as non-earning, as compared to $51,290,000 at September 30, 1995, of which $7,154,000 (14% of total real estate loans) is categorized as non-earning. The $11,547,000 decrease in the loan portfolio since September 30, 1995 is due to receipt of $5,400,000 from the refinancing of a portion of a first mortgage held by the Trust on a cooperative apartment complex in Queens, New York, payoff of real estate loans aggregating approximately $4,665,000 and partial recovery on a fully reserved mortgage receivable having a book balance of approximately $1,286,000 prior to allowance for possible losses.

   Interest and fees on real estate loans decreased to $4,586,000 for Fiscal 1996 as compared to $7,914,000 for Fiscal 1995. This decrease of $3,328,000 was primarily due to a decrease in earning real estate loans as a result of payoffs, including the payoff in Fiscal 1995 of three loans secured by properties located in the Texas marketplace, one of which produced additional interest of approximately $1,000,000, recognition of interest earned of approximately $400,000 upon settlement, after litigation, of a junior interest in a pool of mortgages and a property securing a real estate loan becoming real estate owned.

   Operating income on real estate owned increased by $453,000 to $8,615,000 for the year ended September 30, 1996 as compared to $8,162,000 for the comparable period in the prior fiscal year. This increase was principally the result of income generated from an office building in Fairway, Kansas, acquired in October 1995 and an increase in rental income at the Dover, Delaware property, as a result of improved occupancy directly attributable to the conversion of this property from a regional mall to an office park, offset in part by the sale of a number of properties.

   Interest expense decreased by $4,052,000 to $1,134,000 for the year ended September 30, 1996 from $5,186,000 for the year ended September 30, 1995 due to the continuing decrease and the eventual payoff of the outstanding bank debt in August 1996.

   The expenses for Fiscal 1995 include provisions for possible loan losses of $1,021,000 and provisions for valuation adjustments of $178,000 with no comparable provisions during Fiscal 1996. Management determined that no additional provisions for possible loan losses or valuation adjustments were required for Fiscal 1996.

   The Advisor's fee decreased to $615,000 for the twelve months ended September 30, 1996 from $777,000 for the comparable twelve month period in the prior year, a decrease of $162,000. This decrease was a result of a decrease in total invested assets, the basis on which the advisory fee is calculated.

   General and administrative expenses decreased by $305,000 from $2,971,000 for the year ended September 30, 1995 to $2,666,000 for the year ended September 30, 1996. This decrease is primarily the result of a decrease in the Trust's executive compensation and related expenses due to a reduction of staff. This decrease was offset in part by the recognition during Fiscal 1996 of approxi-mately $187,000 of additional legal, accounting and investment banking expenses incurred in connection with a potential transaction which did not proceed beyond the negotiation stage and which has been terminated.

   Operating expenses relating to real estate owned increased by $535,000 from $6,402,000 for Fiscal 1995 to $6,937,000 for Fiscal 1996. This increase was primarily due to an increase in interest on mortgages secured by real estate owned to $1,968,000 for the year ended September 30, 1996 from $441,000 for the comparable period in 1995, and the Trust taking title to an office building in October 1995, by deed-in-lieu of foreclosure. This increase was offset in part by a combination of the sale of real estate owned and the completion of extensive repairs at a mixed use property during the fiscal year ended September 30, 1995.

   Depreciation and amortization decreased by $196,000 for the twelve months ended September 30, 1996 from the comparable period ended September 30, 1995. This is a result of the reclassification of a mixed use property located in Philadelphia, Pennsylvania from an asset held for the production of income to an asset held for sale, thereby no longer being depreciated, offset in part by an increase in the amortization of deferred mortgage costs.

   Gain on sale of foreclosed properties for the year ended September 30, 1996 was $470,000 as compared to $3,496,000 for the year ended September 30, 1995. It is the policy of the Trust to offer for sale all real estate owned at prices which management believes represents fair value in the geographic area in which the property is located.

1995 vs 1994
------------

   The Trust's loan portfolio at September 30, 1995, before giving effect to the allowance for possible losses, was $51,290,000, of which $7,154,000 (14% of total real estate loans) is categorized as non-earning, as compared to $78,007,000 at September 30, 1994, of which $10,268,000 (13% of total real estate loans) is categorized as non-earning. The $26,717,000 decrease in the loan portfolio from September 30, 1994 was primarily due to the payoff of three real estate loans secured by garden apartments located in the Texas market place in the amount of approximately $16,767,000 (net of repayments to senior participating lenders aggregating $8,445,000) . The portfolio was further reduced by the Trust taking title to two properties by deed-in-lieu of foreclosure at an estimated fair value aggregating $5,310,000 (net of an allowance for possible losses of $1,750,000), as well as the settlement, after litigation, of a junior interest in a pool of mortgages having a book balance of approximately $4,300,000 prior to allowance for possible losses of approximately $2,600,000. These decreases were offset in part by purchase money mortgages taken back in connection with the sale of real estate owned.

   Real estate owned (prior to valuation allowances of $2,460,000) decreased to $52,029,000 at September 30, 1995 from $54,793,000 (prior to valuation allowances of $2,717,000) at September 30, 1994. The decrease of $2,764,000 is due to the sale of various real estate owned with a basis aggregating approximately $13,918,000 offset in part by real estate acquired by deed-in-lieu of foreclosure at an estimated fair value of $5,310,000 and approximately $7,300,000 in improvements of which approximately $6,600,000 was expended at a property located in Dover, Delaware, which was converted from a shopping center to a corporate center and mall.

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

   Operating income on real estate owned decreased by $1,013,000 to $8,162,000 for the year ended September 30, 1995 as compared to $9,175,000 for the prior fiscal year. This decrease was principally a result of the sale of a number of properties offset in part by the income generated from the acquisition of a garden apartment complex located in Spring Valley, New York and an increase in rental income at the Dover, Delaware property, as a result of conversion of this property from a regional mall to a corporate office park and mall.

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

   General and administrative expenses decreased to $2,971,000 in Fiscal 1995 from $3,224,000 in Fiscal 1994, a decrease of $253,000. This decrease is primarily the result of decreased professional fees as foreclosure and bankruptcy proceedings are finalized as well as a decrease in other general and administra tive expenses.

   Operating expenses relating to real estate owned increased to $6,402,000 for the year ended September 30, 1995 from $5,112,000 for the year ended September 30, 1994. This increase was primarily due to extensive repairs completed at a mixed use property and the Trust acquiring an apartment building by deed-in-lieu of foreclosure, offset in part by the sale of real estate owned.

   Gain on sale of foreclosed properties for Fiscal 1995 was $3,496,000 as compared to $1,507,000 in Fiscal 1994. The Fiscal 1995 gain was a result of various transactions totalling $12,320,000, net of purchase money mortgages of $4,313,000 (net of a $850,000 wrap mortgage). It is the policy of the Trust to offer for sale all real estate owned at prices which management believes represents fair value in the geographic area in which the property is located.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------


   This information appears in a separate section of this report following Part IV.



Item 9.Changes in and Disagreements with Accountants on Accounting and Financial
       -------------------------------------------------------------------------
       Disclosure
       ----------

         None.

                                  PART III

   Items 10, 11, 12 and 13 will be included in the Trust's proxy statement to be filed pursuant to Regulation 14A not later than January 28, 1997.

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

         3(c). Second Amendment to Second Amended and Restated Declaration of Trust dated March 2, 1987. Incorporated by reference to the Trust's Registration Statement on Form S-2 (No.33-12172).

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

         10(b). Credit Agreement with CFS First Boston Mortgage Capital Corp.
                dated October 17, 1996. Incorporated by reference to Exhibit 7(c) to Form 8-K filed on October 24, 1996.

         21. Subsidiaries - Each subsidiary is 100% owned by the Trust. Filed with this Form 10-K.

         27.    Financial Data Schedule - Filed with electronic filing.

         (b)    Reports on Form 8-K:

                A Form 8-K was filed on July 2, 1996 to report the conversion of 1,030,000 shares of Preferred Stock to Beneficial shares . Also on July 2, 1996, the Trust reported the authorization by the Board of Trustees to purchase up to 250,000 shares of Beneficial Interest of the Trust. A Form 8-K was filed on October 24, 1996 to report the Credit Agreement consummated with CS First Boston Mortgage Capital Corp.

         (c)    Exhibits - See Item 14(a) 3., above.

         (d)    See Item 14(a) 2., above.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BRT REALTY TRUST

Date:  December 19, 1996             By:/s/Jeffrey A. Gould
                                        -------------------
                                        Jeffrey A. Gould
                                        President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                        Title                              Date
---------                        -----                              ----

/s/Fredric H. Gould        Chairman of the Board              December 19, 1996
-------------------        (Principal Executive
Fredric H. Gould            Officer)


/s/Patrick J. Callan
--------------------
Patrick J. Callan          Trustee                            December 19, 1996

/s/Arthur Hurand
----------------
Arthur Hurand              Trustee                            December 19, 1996

/s/Gary Hurand
--------------
Gary Hurand                Trustee                            December 19, 1996

/s/Nathan Kupin
---------------
Nathan Kupin               Trustee                            December 19, 1996

/s/Herbert C. Lust,II
---------------------
Herbert C. Lust II         Trustee                            December 19, 1996

/s/Marshall Rose
----------------
Marshall Rose              Trustee                            December 19, 1996

/s/David W. Kalish
------------------
David W. Kalish            Vice President                     December 19, 1996
                           (Principal Financial
                            and Accounting Officer)

                          EXHIBIT 21

SUBSIDIARIES

COMPANY                                                  STATE OF INCORPORATION
-------                                                  ----------------------
Hoboken Front Corp.                                             New Jersey
Huntington-Park Corporation                                     New York
Forest Green Corporation                                        New York
Realty 49 Corp.                                                 New York
TRB No. 1 Corp.                                                 New York
TRB No. 2 Corp.                                                 New York
TRB Ft. Wright Corp.                                            New York
TRB Cutter Mill Corp.                                           New York
White Plains Realty Corp.                                       New York
Kew Gardens Realty Corp.                                        New York
Blue Realty Corp.                                               Delaware
3581 Broadway Realty Corp.                                      New York
620 West 172nd Street Realty Corp.                              New York
Multiple Property Realty Corp.                                  New York
119 Madison Avenue Realty Corp.                                 New York
TRB No. 3 Owners Corp.                                          Wyoming
2042 Amsterdam Avenue Realty Corp.                              New York
2190 Boston Post Road Realty Corp.                              New York
TRB 96th Street Corp.                                           New York
Remson Point Realty Corp.                                       New York
TRB 13 Eighth Avenue Corp.                                      New York
Community Wrap Holding Corp.                                    Florida
Casa Wrap Holding Corp.                                         Florida
TRB Valley Corp.                                                New York
76 Madison Avenue Realty Corp.                                  New York
2211 Church Avenue Realty Corp.                                 New York
TRB Hilltop Corp.                                               New Jersey
TRB Cruger Avenue Corp.                                         New York
570 Elmont Road Realty Corp.                                    New York
TRB Fairway Office Center Corp.                                 Kansas
TRB East 33rd Street Corp.                                      New York
TRB 261-65 First Avenue Corp.                                   New York
TRB Abbotts Corp.                                               Pennsylvania
TRB Greenpoint Avenue Realty Corp.                              New York

                         Annual Report on Form 10-K
                        Item 8, Item 14(a)(1) and (2)

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules
                       September 30, 1996

The following consolidated financial statements of BRT Realty Trust are included in Item 8:

                                                               Page No.
                                                               --------

Report of Independent Auditors                                    F-1

Consolidated Balance Sheets as of September 30,
   1996 and 1995                                                  F-2

Consolidated Statements of Operations for the
  three years ended September 30, 1996, 1995 and 1994             F-3

Consolidated Statements of Shareholders' Equity
  for the three years ended September 30, 1996,
  1995 and 1994                                                   F-4

Consolidated Statements of Cash Flows for the
  three years ended September 30, 1996, 1995 and
  1994                                                            F-5-6

Notes to Consolidated Financial Statements                        F-7-20

Consolidated Financial Statement Schedules for the year ended September 30, 1996:

     III - Real Estate and Accumulated Depreciation               F-21-22
      IV - Mortgage Loans on Real Estate                          F-23-24

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                         Report of Independent Auditors




To the Trustees and Shareholders
BRT Realty Trust


We have audited the accompanying consolidated balance sheets of BRT Realty Trust (the "Trust") as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the consolidated financial statement schedules listed in the Index as Item 14(a). These consolidated financial statements and consolidated schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




New York, New York                                            Ernst & Young LLP
December 2, 1996

                                       F1

                     BRT REALTY TRUST AND SUBSIDIARIES
                         Consolidated Balance Sheets
                             (Amounts in thousands)


                                     ASSETS
                                     ------
                                                           September 30,
                                                  ------------------------------
                                                       1996              1995
                                                  -------------   --------------
Real estate loans - Notes 2, 4 and 5:
     Earning interest ..............................      $ 33,838      $ 44,136
     Not earning interest ..........................         5,905         7,154
                                                          --------      --------
                                                            39,743        51,290
        Less allowance for possible losses .........         7,773         9,084
                                                          --------      --------
                                                            31,970        42,206
                                                          --------      --------
Real estate owned - Notes 3, 4 and 5:
     Foreclosed properties held for sale ...........        47,413        52,029
     Less valuation allowance ......................         2,128         2,460
                                                          --------      --------
                                                            45,285        49,569
                                                          --------      --------

Cash and cash equivalents ..........................         6,209         7,385
Investment in U.S. Government obligations
     and securities ................................         1,977          --
Interest receivable ................................           354           594
Other assets .......................................         3,818         4,761
                                                          --------      --------

     TOTAL ASSETS ..................................      $ 89,613      $104,515
                                                          ========      ========


        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Notes payable - Note 5 ......................       $    --      $  22,900
     Notes payable,Gould(a related party)-Note 5 .           1,030         --
     Loans and mortgages payable - Note 5 ........          25,391       20,756
     Accounts payable and accrued liabilities
        including deposits of $1,524 and $1,967              2,300        3,131
                                                          ---------    ---------
     Total liabilities ...........................          28,721       46,787

Commitments and contingencies - ..................            --           --
     Notes 2,3,4,5,8 and 9

Shareholders' equity-Note 7:
   Preferred shares, $1 par value:
     Authorized 10,000 shares, issued-
        0 and 1,030 shares ......................             --          1,030
     Shares of beneficial interest, $3 par value:
        Authorized number of shares, unlimited,
         issued-8,969 and 7,538 shares ...........          26,906       22,614
     Additional paid-in capital, net of
        distributions of $5,171 and $4,968 .......          81,857       83,914
     Net unrealized gain on
        available-for-sale securities ............              17         --
     Accumulated deficit .........................         (45,249)     (47,495)
                                                           -------      -------
                                                            63,531       60,063
     Cost of 244 and 192 treasury shares of
          beneficial interest ....................          (2,639)      (2,335)
                                                         ---------    ---------
     Total shareholders' equity ..................          60,892       57,728
                                                         ---------    ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..       $  89,613    $ 104,515
                                                         =========    =========

      See accompanying notes to consolidated financial statements




                                       F2

                                  BRT REALTY TRUST AND SUBSIDIARIES
                                Consolidated Statements of Operations
                          (Amounts in thousands except per share amounts)

                                                                             Year Ended September 30,
                                                                             ------------------------
                                                                         1996          1995            1994
                                                                         ----          ----            ----
Revenues:
   Interest and fees on real estate loans-Note 2                     $     4,586    $      7,914   $    10,999
   Operating income on real estate owned                                   8,615           8,162         9,175
   Other, primarily investment income                                        355             561           356
                                                                     -----------    ------------   -----------

      Total Revenues                                                      13,556          16,637        20,530
                                                                     -----------    ------------   -----------

Expenses:
   Interest-notes payable and loans payable-Note 5                         1,134           5,186         6,615
   Provision for possible loan losses - Note 4                                 -           1,021         4,340
   Provision for valuation adjustment - Note 4                                 -             178           993
   Advisor's fees - Note 8                                                   615             777         1,052
   General and administrative - Note 8                                     2,666           2,971         3,224
   Operating expenses relating to real estate
      owned including interest on mortgages of
      of $1,968, $441 and $427                                             6,937           6,402         5,112
   Depreciation and amortization                                             428             624           506
                                                                     -----------    ------------   -----------

      Total Expenses                                                      11,780          17,159        21,842
                                                                     -----------    ------------   -----------

Income (loss) before gain on sale of foreclosed
    properties held for sale                                               1,776           ( 522)       (1,312)
Net gain on sale of foreclosed properties
    held for sale                                                            470           3,496         1,507
                                                                     -----------    ------------   -----------

Net Income                                                           $     2,246   $       2,974  $        195
                                                                     ===========    ============  ============

Calculation of net income (loss)
  applicalbe to common shareholders:
   Net income                                                        $     2,246    $      2,974   $       195
   Less: distributions on preferred stock                                    203             270           270
                                                                     -----------    ------------   -----------

Net income (loss) applicable to common shareholders                  $     2,043    $      2,704   $       (75)
                                                                     ===========    ============   ===========

Income (loss) per share of Beneficial Interest:
   Primary
   Income (loss) before gain on sale of foreclosed
    properties held for sale applicable to common shareholders       $       .20    $       (.11)  $      (.22)
Gain on sale of foreclosed properties held for sale                          .06    $        .48           .21
                                                                     -----------    ------------   -----------
Net income (loss) applicable to common shareholders                  $       .26    $        .37   $      (.01)
                                                                     ===========    ============  ============

Fully Diluted                                                        $       .26    $        .35   $      (.01)
                                                                     ===========    ============  ============

Weighted average number of common shares outstanding:
   Primary                                                             7,825,557       7,346,624     7,346,624
                                                                       =========       =========     =========
   Fully Diluted                                                       8,688,508       8,443,139     7,346,624
                                                                       =========       =========     =========

 See   accompanying   notes  to  consolidated financial statements.


                                       F3

                        BRT REALTY TRUST AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
             For the Years Ended September 30, 1994, 1995, and 1996
                             (Amounts in thousands)

                                                                  Net Unreal-
                                          Shares of  Additional  ized Gain on
                                Preferred Beneficial Paid-In    Available-For    Accumulated
                                  Stock   Interest   Capital    Sale Securities     Deficit
                                --------- --------- ----------  --------------   ------------

Balances, September 30, 1993      $1,030  $22,614   $84,454            -             (50,664)

Distributions-preferred stock        -        -        (270)           -                  -

Net income                           -        -         -              -                195
                                 -------  -------  --------         ------       ------------

Balances,September 30, 1994       1,030    22,614    84,184            -            (50,469)

Distributions-preferred stock        -        -        (270)           -                  -

Net income                           -        -         -              -              2,974
                                 -------  -------  --------        ------        ------------

Balances, September 30, 1995      1,030    22,614    83,914            -            (47,495)

Exercise of Stock Options            -      1,202       206            -                  -

Conversion of 1,030 shares of
  preferred stock to shares
  of beneficial interest         (1,030)    3,090    (2,060)           -                  -

Distributions - Preferred Stock      -        -        (203)           -                  -

Unrealized gain on available-
  for-sale securities                -        -         -             17                  -

Net income                           -        -         -              -              2,246
                                 -------  -------  --------        ------       ------------

September 30, 1996              $     0   $26,906   $81,857         $ 17         $  (45,249)
                                 =======  =======  ========        ======       ============

 See  accompanying  notes to consolidated financial statements.


                                       F-4

                     BRT REALTY TRUST AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                        (Amounts in thousands)

                                                      Year Ended September 30,
                                                      ------------------------
                                                        1996    1995       1994
                                                      ------   ------     -----
Cash flows from operating activities:
   Net income                                         $2,246   $2,974   $   195
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for possible loan losses                 -    1,021     4,340
        Provision for valuation adjustment                 -      178       993
        Amortization and depreciation                    428      624       506
        Recognition of discount upon premature
           payoff of real estate loans                     -        -      (565)
        Net gain on sale of real estate and
           foreclosed properties                        (470)  (3,496)   (1,507)
        Decrease (increase) in interest receivable       240      756      (358)
        Decrease (increase) in prepaid expenses          405     (630)     (248)
        Decrease in accounts payable and
           accrued liabilities                          (301)    (226)     (370)
        Decrease (increase) in rent receivable           (22)     144       (48)
        Decrease in escrow deposits                      112      384        12
        Increase in deferred costs                      (613)    (469)        -
        Other                                            117     (519)       78
                                                     -------  --------  -------

Net cash provided by operating activities              2,142      741     3,028
                                                     -------  -------   -------

Cash flows from investing activities:
   Collections from real estate loans                 11,162   29,285    28,041
   Proceeds from participating lenders                   225       50         -
   Additions to real estate loans                       (451)    (498)     (944)
   Repayments to participating lenders                     -   (8,445)   (5,479)
   Net costs capitalized to real estate owned         (1,861)  (7,762)   (1,663)
   Proceeds from sale of real estate owned             5,710   12,320     8,980
   Decrease in deposits payable                         (443)    (238)     (126)
   Decrease (increase) in investments
      in U.S. Government obligations                    (986)   1,979     5,115
   Sale of marketable securities                         820        -         -
   Other                                                 163     (133)      (48)
                                                     -------  -------   --------

Net cash provided by investing activities             14,339   26,558    33,876
                                                     -------  -------   -------
Cash flows from financing activities:
   Bank repayments                                   (22,900) (43,292)  (26,593)
   Proceeds from mortgages payable                     7,050   19,250         -
   Payoff/paydown of loan and mortgages payable       (3,179)  (3,310)   (5,503)
   Exercise of stock options                           1,408        -         -
   Repurchase of shares of beneficial interest          (304)       -         -
   Decrease (increase) in restricted cash                558    6,540    (5,389)
   Other                                                (290)    (276)     (207)
                                                     -------- -------   -------

Net cash used in financing activities                (17,657) (21,088)  (37,692)
                                                     -------- -------   -------
Net(decrease)increase in cash and cash equivalents    (1,176)   6,211      (788)
Cash and cash equivalents at beginning of year         7,385    1,174     1,962
                                                     -------  -------   -------
Cash and cash equivalents at end of year              $6,209  $ 7,385   $ 1,174
                                                     =======  =======   =======

  See  accompanying  notes to consolidated financial statements.

                                       F5

                        BRT REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Continued)

                                                     Year Ended September 30,
                                                    ---------------------------
                                                       1996     1995      1994
                                                    --------   ------   -------
Supplemental disclosures of cash flow information:

  Cash paid during the year for interest expense      $2,715   $5,987   $ 7,493
                                                   =========   ======   =======

Supplemental schedule of noncash investing and financing activities:

   Transfer of nonearning real estate loans
      to foreclosed properties at fair value          $   34   $5,310   $17,745

   Nonrecourse mortgage obligations relating
      to properties acquired through foreclosure           -        -       609

   Transfer of third-party senior  participating
      interest in a real estate loan to a mortgage
      payable upon acquisition of a property
      through foreclosure                                  -        -     1,495

   Note payable to Gould Investors L.P., a
      related party, incurred in connection with
      the purchase of marketable securities            1,794        -         -

   Recognition of valuation allowance upon sale
      of real estate owned                               332        -     1,505

   Recognition of allowance for previously
      provided losses                                  1,311    5,258    13,656

   Purchase money  mortgages from sale of real
      estate owned (net of an $850 wrap mortgage
      in the 1995 period)                                734    4,313     6,242

   Write-off of nonrecourse mortgage payable upon
      relinquishment of real estate owned                  -    1,005         -

   Recognition of valuation allowance upon
      relinquishment of real estate owned                  -      435         -

   Conversion of 1,030 shares of preferred stock
      to shares of beneficial interest                 3,090        -         -


     See  accompanying  notes to consolidated financial statements.

                                       F6

                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    (Amounts in Thousands Except Share Data)

NOTE 1 -   SIGNIFICANT ACCOUNTING POLICIES

           Principles of Consolidation; Basis of Preparation
           -------------------------------------------------

           The consolidated financial statements include the accounts of BRT Realty Trust, its wholly-owned subsidiaries, and its majority-owned or controlled real estate entities. For financial statement and economic purposes, the majority-owned real estate entity is deemed wholly-owned and presented accordingly. Material intercompany items and transactions have been eliminated. Many of the wholly-owned subsidiaries were organized to take title to various properties acquired by BRT Realty Trust. BRT Realty Trust and its subsidiaries are hereinafter referred to as the Trust.

           Income Tax Status
           -----------------

           The Trust qualifies as a real estate investment trust under Sections 856-860 of the Internal Revenue Code.

           The Trustees may, at their option, elect to operate the Trust as a business trust not qualifying as a real estate investment trust.

           Income Recognition
           ------------------

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

           Allowance for Possible Losses
           -----------------------------

           The Trust measures the impairment of its real estate loans based upon the fair value of the underlying collateral which is determined on an individual loan basis. In arriving at the fair value of the collateral, numerous factors are considered, including, market evaluations of the underlying collateral, operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuations, the fair value of the underlying collateral securing the impaired real estate loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense. The adequacy of the allowance is predicated on the assumption

                                       F7
           that the Trust will be able to hold assets and dispose of, or realize, the assets in the ordinary course of business. Adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions including the terms and availability of long term permanent financing for the property, or other relevant factors vary significantly from those assumed in estimating the allowance for possible losses. The existing allowances will be either increased or decreased based upon future valuations, with a corresponding increase or reduction in the provision for loan losses.

           Real Estate Owned
           -----------------

           Foreclosed properties (real estate acquired by foreclosure or by a deed in lieu of foreclosure) are recorded at estimated fair value, net of foreclosure costs, at the time of foreclosure. In subsequent periods, individual foreclosed assets held for sale are valued at the lower of the recorded cost or estimated fair value, as described below, and if required, a valuation allowance is recognized. Assets acquired through foreclosure and held for sale, are not depreciated, while assets held long-term for the production of income would be depreciated over their estimated useful lives. Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans and costs incurred to extend the life or improve the assets subsequent to foreclosure are capitalized. With respect to the operating properties, operating income and expenses are reflected in the statement of operations. For residential apartment units acquired through foreclosure which are subject to an offering for the sale of units or cooperative shares, the net effect of income and expenses is applied to the basis of the asset to the extent that fair value is not exceeded.

           Valuation Allowance on Real Estate Owned
           ----------------------------------------

           Effective for the year ended September 30, 1996, the Trust adopted Statement of Financial Accounting Standards No. 121 ("FASB 121"),
           "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FASB 121 requires the Trust to make a review of each real estate asset owned for which indicators of impairment are present and to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets' carrying amount. Measurement is based upon the fair value of the asset. FASB 121 also requires that long-lived assets that are expected to be disposed of be reported at the lower of carrying amount or fair value less costs to sell.

           Since the Trust had previously evaluated impaired real estate owned at the lower of the assets carrying amount or fair value, the adoption of FASB 121 did not have a material effect on the Trust's financial statements.

           Real estate owned assets held for sale are valued at the lower of cost or fair value, less costs to sell, on an individual asset basis. Upon evaluating the property, many indicators of value are considered, including current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property at the time of foreclosure. If future evaluations result in a diminution in the value of the property,


                                       F8
          the reduction will be recognized as a valuation allowance. If the value of the property subsequently increases, the valuation allowance will be reduced.

          Fair Value of Financial Instruments
          -----------------------------------

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Cash and short term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

          Investment in U.S. Government obligations and securities: Investment in U.S. Government obligations are considered to be "held-to-maturity" and are reported on the balance sheet at cost. Investment in securities are considered "available-for-sale", and are reported on the balance sheet based upon quoted market prices.

          Real estate loans: The earning mortgage loans of the Trust have either variable interest rate provisions, which are based upon a margin over the prime rate, or are currently fixed at effective interest rates which approximate market. At September 30, 1996 and 1995 these interest rates are reflective of current market conditions for these loans. Accordingly, the carrying amounts of the earning, non-impaired mortgage loans approximate their fair values. For earning loans which are impaired and non-earning loans, the Trust has valued such loans based upon the fair value of the underlying collateral. Accordingly, their carrying amounts are recorded at fair value.

          Notes, loans and mortgages payable: The Trust determined the estimated fair value of its debt by discounting future cash payments at their effective rates of interest, which approximate current market rates of interest for similar loans. Accordingly, there is no material difference between their carrying amounts and fair value.

          Per Share Data
          --------------

          Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each year, after giving effect to dividends relating to the Trust's preferred stock. The preferred stock, issued on September 14, 1993, is not considered a common stock equivalent for the purpose of computing primary earnings per share. The preferred stock was converted to shares of beneficial interest on a one for one basis on July 1, 1996. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the years ended September 30, 1996 and 1995, and is anti-dilutive for the year ended September 30, 1994.

          Fully diluted earnings per share of beneficial interest amounts are based on an increased number of common shares that would be outstanding assuming the exercise of common share options and the conversion of preferred stock to shares of beneficial interest at the year end market price. The fully diluted per share computation for the years ended September 30, 1996 and 1995 are dilutive with the addition of 1,030,000 shares of preferred stock and 91,858 and 66,515 shares, respectively, upon exercise of common share options. As for the year ended September 30, 1994, the fully diluted per share computation is anti-dilutive, and therefore not presented.


                                       F9

          Cash Equivalents
          ----------------

          Cash equivalents consist of highly liquid investments, primarily money market type U.S. Government obligations, with maturities of three months or less when purchased.

          Use of Estimates
          ----------------

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Reclassification of Financial Statements
          ----------------------------------------

          Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation.




                                       F10

NOTE 2- REAL ESTATE LOANS

          At September 30, 1996, information as to real estate loans is summarized as follows:
                                                                         Not
                                                             Earning   Earning
                                                       Total  Interest Interest
                                                      ------  -------- --------
           First mortgage loans:
             Long-term:
                Residential ........................  $1,958   $1,958  $    -
             Short-term (five years or less):
                Shopping centers/retail ............   5,637    5,637       -
                Industrial buildings ...............   3,880    3,880       -
                Office buildings ...................   3,915    3,915       -
                Residential (multiple family units)    7,759    6,684   1,075
                Hotel ..............................   1,191    1,191       -
                Unimproved land ....................   1,918        -   1,918
                Miscellaneous ......................   2,842    2,842       -

           Second mortgage loans:
             Shopping centers/retail ...............   2,073      226   1,847
             Office building .......................     667      667       -
             Residential (multiple family units) ...   5,683    5,683       -
             Hotel .................................   1,000        -   1,000

           Wraparound mortgages ....................   1,220    1,155      65
                                                    --------  -------  ------

                                                     $39,743  $33,838  $5,905
                                                    ========  =======  ======

           A summary of loans at September 30, 1995 is as follows:

           First mortgage loans ...................  $40,755  $40,107  $  648
           Second mortgage loans ..................    8,686    2,635   6,051
           Wraparound mortgages ...................    1,849    1,394     455
                                                   --------- --------   -----

                                                     $51,290  $44,136  $7,154
                                                   ========= ======== =======

           Of the real estate loans not earning interest at September 30, 1996 and 1995, $5,905 and $7,154, respectively were deemed impaired as it is probable that the Trust will be unable to collect all amounts due according to the contractual terms. Allowances for possible losses were provided for all such non-earning loans, with the exception of loans in the amount of $648 at September 30, 1996 and 1995. Of the real estate loans earning interest at September 30, 1996 and 1995, $11,766 and $12,268, respectively, were deemed impaired and all are subject to allowances for possible losses. For the years ended September 30, 1996, 1995 and 1994, respectively, an average $18,547, $20,350 and $29,653 of real estate loans were deemed impaired, on which $1,464, $2,524 and $1,733 of interest income was recognized.

                                       F11

          The Trust's earning loans generally provide for interest rates which are related to the prime rate, whereas the new purchase money mortgages have fixed interest rates, with incremental annual increases. The weighted average interest rate on earning loans was 9.31% and 9.75% at September 30, 1996 and 1995, respectively.

          Annual maturities of real estate loans receivable during the next five years, reflect revised maturities as a result of debt restructurings and are summarized as follows:

           Years Ending September 30,                   Amount
           --------------------------             -------------
           1997 ................................. $       19,940
           1998 .................................          5,983
           1999..................................          3,992
           2000..................................          3,644
           2001 .................................            394
           2002 and thereafter...................          5,790
                                                  --------------
           Total                                  $       39,743
                                                  ==============
          The Trust's portfolio consists primarily of senior and junior mortgage loans, secured by residential and commercial property, 77% of which are located principally in the New York metropolitan area.

          There has been a more favorable environment for obtaining financing secured by real property and in selling real property assets. As loans mature, borrowers of the Trust in many cases are able to refinance or sell their properties and repay the indebtedness due to the Trust. Management anticipates that extensions for an additional period of time may be granted for loans maturing during 1997. If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. Of the $19,940 of real estate loans receivable which mature in Fiscal 1997, $14,967 were extended during the fiscal year ended September 30, 1996. The Trust received $18 in extension fees.

          Over the past number of years, the Trust has restructured certain loans. Although maturities were extended and interest rates were reduced, principal remained unchanged. The effects of interest rate reductions which were applicable to real estate loans aggregating approximately $13,700, are insignificant as compared to what the Trust would have otherwise received for the year ended September 30, 1996. If all loans classified as non-earning were earning interest at their contractual rates for the years ended September 30, 1996, 1995 and 1994, interest income would have increased by $632, $729 and $979 respectively.

          The Trust's interests in wraparound mortgages are subject to underlying mortgages aggregating $4,632 at September 30, 1996. Senior participations in the Trust's loans at September 30, 1995 amounted to approximately $15,500. There were no senior participations in the Trust's loans at September 30, 1996.


                                    F12

          At September 30, 1996 the two largest real estate loans had principal balances outstanding of approximately $3,900 and $3,300, respectively. Of the total interest and fees earned on real estate loans during the fiscal year ended September 30, 1996, 12% and 8% related to these loans, respectively.

          Included in the Trust's portfolio, is a real estate loan collateralized by a 50% interest in a partnership in which the Chairman of the Board of Trustees of the Trust holds 1/2 of the other 50% partnership interest. The balance of the loan at September 30, 1996 and 1995 is $2,625 and $2,850, respectively.

NOTE 3 - REAL ESTATE OWNED

          A summary of real estate owned, for the year ended September 30, 1996 is as follows:
                             September 30,                          Collections/
                                1995                                Sales/Other
                             Properties     Additions       Costs
                             No. Amount    No. Amount   Capitalized   No. Amount
                             --  ------    --- ------   -----------   --  ------


Residential units-shares of
 cooperative  corporations    5 $ 9,261   1      $34  $    193      (2) $(4,597)
Shopping centers/retail       4  18,509   -        -        73      (1)  (1,374)
Office                        4  20,266   -        -     1,530      (1)    (806)
Improved land                 2   3,442   -        -         -       -        -
Unimproved land               2   1,494   -        -        65       -        -
                             ---------------------------------------------------
                             17  52,972   -       34     1,861      (4)  (6,777)
                             ---------------------------------------------------
                                                 (a)
  Less:Valuation Allowance    -   2,460   -        -         -       -     (332)
  Depreciation/Amortization(c)-     943   -      204         -       -        -
                             ---------------------------------------------------
                             17 $49,569   1    $(170)   $1,861      (4) $(6,445)
                             ===================================================
                                                          (b)

                                        September 30,
                                              1996
                                 Gain     Properties
                                  on     ------------
                                 Sale    No.   Amount
                                -----   ---  --------
Residential units-shares of
 cooperative  corporations     $  243    4   $  5,134
Shopping centers/retail           227    3     17,435
Office                              -    3     20,990
Improved land                       -    2      3,442
Unimproved land                     -    2      1,559
                              ------------------------
                                  470   14     48,560
                              ------------------------

  Less:Valuation Allowance          -    -      2,128
  Depreciation/Amortization(c)      -    -      1,147
                             ------------------------
                                 $470   14    $45,285
                             ========================

          (a) The addition to real estate owned was acquired through foreclosure and recorded at its estimated fair value.

           (b) A significant portion of the costs capitalized to real estate owned, approximately $1,088, related to the office building in Kansas City, Kansas. The property was acquired by deed in lieu of foreclosure in October, 1995.

           (c) During the second quarter of Fiscal 1996, the Trust reclassified a mixed use property located in Philadelphia, Pennsylvania, as held for sale and no longer for the production of income. Accordingly, the property is now carried at the lower of cost or fair value, less costs to sell, and is no longer being depreciated.


                                       F13

                  Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 1996 are as follows:

                  Years Ending September 30,                   Amount
                  --------------------------                   ------
                  1997 .................................     $  5,713
                  1998 .................................        4,676
                  1999 .................................        4,074
                  2000 .................................        3,850
                  2001..................................        3,324

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

           There has been a continued improvement in the real estate industry over the past few years as evidenced by an increase in occupancies and rental rates as well as a more favorable environment for obtaining financing secured by real property. As a result of this improvement, the Trust was not required to record provisions for possible loan losses nor valuation adjustments during the year ended September 30, 1996. Provisions for possible loan losses aggregated $1,021 and $4,340 during the years ended September 30, 1995 and 1994, respectively, and provisions for valuation adjustments aggregated $178 and $993 also in the respective fiscal years.

                                       F14

NOTE 4 - ALLOWANCE FOR POSSIBLE LOSSES AND VALUATION ALLOWANCE
         ON REAL ESTATE OWNED (Continued)

               An analysis of the allowance for possible losses is as follows:

                                                       Year Ended September 30,
                                                       ------------------------
                                                        1996     1995      1994
                                                      ------   -------  --------
               Balance at beginning of year          $9,084   $13,321  $ 22,637
               Provision for possible loan losses         -     1,021     4,340
               Write-off of allowances               (1,311)   (5,258)  (13,656)
                                                    -------   -------  --------

               Balance at end of year                $7,773    $9,084   $13,321
                                                    =======   =======  ========

               The allowance for possible losses applies to assets aggregating $17,023 at September 30, 1996, $18,774 at September 30, 1995 and
               $20,700 at September 30, 1994.

               The allowance for possible losses consists of the following components:
                                                       Year Ended September 30,
                                                       ------------------------
                                                             1996  1995    1994
                                                            -----  ----    ----
               Excess of carrying value plus estimated cost
                 to complete and market, over estimated
                 selling price ..........................  $1,595 $2,720  $3,003
               Valuation adjustment .....................   5,775  6,141   9,464
               Estimated holding period costs ...........     403    223     854
                                                            ----- ------ -------

                                                           $7,773 $9,084 $13,321
                                                           ====== ====== =======

               An analysis of the valuation allowance is as follows:

                                                       Year Ended September 30,
                                                      -------------------------
                                                        1996     1995      1994
                                                       -----   ------    ------
               Balance at beginning of year           $2,460   $2,717    $3,229
               Provision for valuation adjustment          -      178       993
               Write-off of valuation adjustment
                  upon sale or relinquishment of
                  real estate owned                     (332)    (435)   (1,505)
                                                     -------  -------  --------
               Balance at end of year                 $2,128   $2,460   $ 2,717
                                                     =======  =======    ======

               The valuation allowance applies to assets aggregating $23,434 at September 30, 1996, $12,742 at September 30, 1995 and $13,917 at
               September 30, 1994.

                                      F15

NOTE 5 - DEBT OBLIGATIONS

           Debt obligations consist of the following:
                                                               September 30,
                                                          ---------------------
                                                           1996           1995
                                                          ------        -------
            Notes payable, credit agreement              $     -       $ 22,900
                                                         =======       ========
            Notes payable, Gould (a related party)       $ 1,030       $      -
                                                         =======       ========
            Loans and mortgages payable                  $25,391       $ 20,756
                                                         ========      ========


           On September 23, 1992 an Amended and Restated Credit Agreement (the "Agreement") was executed between the Trust and five banks, which were parties to an existing credit agreement. Pursuant to the Agreement, the Trust granted the banks a lien on all mortgages receivable and pledged the stock of its wholly-owned subsidiaries, which own all of the Trust's real estate. During the fiscal year ended September 30, 1993 the interest held by a governmental agency in the Agreement (approximately 17% of the Trust's indebtedness) was sold at a public auction. Subsequently, an entity related to the Trust, One Liberty Properties, Inc. ("One Liberty"), purchased approximately 29% of the 17% portion of the indebtedness purchased at a public sale by an unrelated entity.

           The principal balance bore interest at the prime lending rate plus 1%, and in addition, the "Agent Bank", which represented the five banks involved in the Agreement, received an annual fee equal to 1/8 of 1% of the aggregate outstanding principal balance. The Agreement which matured on June 30, 1995 with two, one year options based on satisfying certain ratios and principal payments, all of which were met, was extended by the Trust to June 30, 1997. In August 1996, the Trust paid off in full its remaining debt obligation due under the Agreement.

           During August, 1996 the Trust purchased common stock of a local savings bank from Gould Investors L.P. ("Gould"), a related party. The Trust purchased these shares at Gould's cost, which approximated market and executed a Note Payable ("Note") to Gould for the full amount of the purchase price. The Note bears interest at prime and is payable in August, 1997. Interest expense on the Note was $16 for the year ended September 30, 1996. The Note was paid in full in November, 1996. The Trust's investment in the local savings bank amounted to 4.9% at September 30, 1996.

           At September 30, 1996 there are five outstanding mortgages payable, all of which are secured by individual real estate owned properties with an aggregate carrying value of $34,309, net of valuation allowance and accumulated depreciation. The mortgages bear interest at rates ranging from 7.83% to 8.75% and mature between 2000 and 2005.

                                      F16

           Scheduled principal repayments during the next five years and thereafter are as follows:

                  Years Ending September 30,                       Amount
                  --------------------------                       ------
                  1997 ......................................    $    971
                  1998 ......................................       1,060
                  1999 ......................................       1,149
                  2000 ......................................       1,272
                  2001.......................................      15,769
                  2002 and thereafter .......................       5,170
                                                                 --------
                                                                  $25,391
                                                                 ========
NOTE 6 - FEDERAL INCOME TAXES

           Cumulative taxable loss since inception is less than the cumulative loss reported for financial statement purposes principally because a substantial portion of the allowance for possible losses has not yet been deducted for tax purposes.

           The taxable loss is expected to be $2,779 less than the financial statement income during Calender 1996.

           At December 31, 1995, the Trust had available tax operating loss carryforwards of $35,161 of which $2,469 will expire in 2005, $2,638 will expire in 2006, $13,605 will expire in 2007, $14,288 will expire in 2008, $1,634 will expire in 2009 and $527 will expire in 2010.

NOTE 7 - SHAREHOLDERS' EQUITY

           Distributions
           -------------
           There were no distributions on the Trust's shares of beneficial interest declared during the years ended September 30, 1994, 1995 and 1996.

           Stock Options
           -------------
           On March 4, 1991 the Board of Trustees granted, under the 1988 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan) options to purchase a total of 412,000 shares of beneficial interest at $3.50 per share to a number of officers and employees of the Trust. On May 20, 1991 the Board of Trustees granted, also under the 1988 Stock Option Plan, options to purchase a total of 50,000 shares of beneficial interest at $3.625 per share to certain trustees of the Trust. Options are exercisable at per share amounts at least equal to the fair market value of the Trust's beneficial shares at the date of grant. The options are cumulatively exercisable at the rate of 25% per annum, commencing after six months, and expire five years after the date of grant. During fiscal 1996, various officers, employees and Trustees of the Trust exercised 400,700 of these options and the balance of 46,300 expired.

                                      F17

           On December 8, 1995, the Board of Trustees granted, under the 1988 Stock Option Plan, options to purchase the remaining 53,000 shares of beneficial interest available under this plan at $4.375 per share to various officers and employees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, for a period of five years commencing six months after the date of grant. At September 30, 1996 options to purchase 13,250 shares are exercisable.

           A maximum of 500,000 shares of beneficial interest were reserved for issuance under the 1988 Stock Option Plan, all of which have been granted at September 30, 1996.

           Effective for the year ended September 30, 1996, the Trust adopted Statement of Financial Accounting Standards No. 123, ("FASB 123"), "Accounting for Stock-Based Compensation". In accordance with the provisions of FASB 123, the Trust applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan and accordingly, does not recognize compensation expense. Had compensation expense for the Trust's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under FASB 123, the effect on reported net income and earnings per share would have been immaterial.

           Changes in the number of shares under all option arrangements are summarized as follows:

                                                    Year Ended September 30,
                                                 -----------------------------
                                                    1996        1995     1994
                                                   ------      ------   ------
            Outstanding at beginning of period    447,000     462,000  462,000
            Granted                                53,000           -        -
            Option price per share granted         $4.375           -        -
            Cancelled                                   -      15,000        -
            Exercisable at end of period           13,250     447,000  449,500
            Exercised                             400,700           -        -
            Expired                                46,300           -        -
            Outstanding at end of period           53,000     447,000  462,000
            Option prices per share outstanding    $4.375 $3.50-$3.63$3.50-$3.63

            Preferred Shares
            ----------------

            During the year ended September 30, 1993 the Trust's independent directors approved the exchange of 1,030,000 $1.00 par value shares of newly issued, Series A cumulative convertible preferred stock of the Trust to One Liberty, a related party, for the cancellation of a subordinated note with a remaining principal balance of $3,375. This exchange was approved by the Trust's shareholders. The preferred shares provided for cumulative annual dividends of $.2622 per share, payable quarterly, all of which were paid, and are convertible into shares of beneficial interest on a one-for-one basis, with one vote per share. On January 19, 1995, One Liberty transferred the 1,030,000 shares of the convertible preferred stock of the Trust to


                                      F18

           Gould, a related party, as partial consideration in a real estate transaction. On July 1, 1996 Gould converted the 1,030,000 preferred shares into 1,030,000 shares of beneficial interest.

           Treasury Shares
           ---------------

           On July 2, 1996, the Trust's Board of Trustees authorized the purchase from time to time of up to 250,000 shares of beneficial interest of the Trust, of which 52,752 shares have been purchased through September 30, 1996 at an approximate aggregate cost of $304. From October 1, 1996 through December 2, 1996 an additional 58,600 shares have been purchased at an aggregate cost of $356. At September 30, 1996, the Trust owns 244,000 shares of beneficial interest of the Trust at an aggregate cost of $2,639.

NOTE 8 - ADVISOR'S COMPENSATION AND CERTAIN TRANSACTIONS

           Certain of the Trust's officers and trustees are also officers, directors and the shareholder of REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. The agreement, which expires on December 31, 2000, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are charged to operations at a rate of 1% on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $615, $777 and $1,052 for the years ended September 30, 1996, 1995, and 1994, respectively.

           A company with the same shareholder as REIT manages certain foreclosed properties for the Trust under renewable year-to-year agreements. Management fees and leasing, selling and financing commissions incurred for the years ended September 30, 1996, 1995 and 1994 aggregated $755, $1,016 and $617, respectively.

           A law firm in which the partners are officers of the Trust, received fees directly from borrowers of the Trust totalling approximately $21, $17 and $67 for the years ended September 30, 1996, 1995 and 1994, respectively. The Chairman of the Board of Trustees of the Trust holds a similar position in One Liberty and is an executive officer of the managing general partner and is a general partner of Gould (Note 5). During the years ended September 30, 1996, 1995 and 1994, allocated general and administrative expenses charged to the Trust by Gould aggregated $1,161, $1,338 and $1,264, respectively.

NOTE 9 - COMMITMENT

           In August 1984, the Board of Trustees approved a non-contributory pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salaries. Pension expense approximated $60, $101 and $100 during the years ended September 30, 1996, 1995 and 1994, respectively.

                                      F19

NOTE 10 -  QUARTERLY FINANCIAL DATA  (Unaudited)

                                  1st Quarter   2nd Quarter     3rd Quarter
                                   Oct.-Dec.    Jan.-March      April-June
                                   ----------   ----------     ------------
                                                        1996
                                   -------------------------------------------
           Revenues                 $ 3,440   $     3,432      $       3,347
           Provision for
             possible loan losses   $     -   $         -      $           -
           Provision for valuation
             adjustment             $     -   $         -      $           -
           Income before
              gain on sale of fore-
              closed properties
              held for sale         $   363   $        90      $         600
           Net income               $   590   $        90      $         600
           Per share                $    .07  $         -      $         .07

                                                       1995
                                   ------------------------------------------
           Revenues                 $ 3,943   $     4,672      $       4,237
           Provision for
             possible loan losses   $ 1,021   $         -      $           -
           Provision for valuation
             adjustment             $     -   $       178      $           -
           Income (loss) before
              gain on sale of fore-
              closed properties
              held for sale         $(1,509)  $       378      $         193
           Net income               $ 1,018   $       720      $         193
           Per share                $   .13   $       .09      $         .02

                                    4th Quarter     Total
                                      July-Sept.   For Year.
                                    ------------  ----------


           Revenues                  $   3,337     $   13,556
           Provision for
             possible loan losses    $       -     $        -
           Provision for valuation
             adjustment              $       -     $        -
           Income before
              gain on sale of fore
              closed properties
              held for sale          $     723     $    1,776
           Net income                $     966     $    2,246
           Per share                 $     .11     $      .26(a)


           Revenues                  $   3,785     $   16,637
           Provision for
             possible loan losses    $       -     $    1,021
           Provision for valuation
             adjustment              $       -     $      178
           Income (loss) before
              gain on sale of fore
              closed properties
              held for sale          $     416     $     (522)
           Net income                $   1,043     $    2,974
           Per share                 $     .13     $      .37

           Per share earnings  represent  primary earnings per beneficial share.
           (a) Calculated on weighted average shares outstanding for the fiscal year.

NOTE 11 - SUBSEQUENT EVENT

           On October 17, 1996 the Trust entered into a $25 million revolving credit agreement ("Credit Agreement") with CS First Boston Mortgage Capital Corp. ("First Boston"). Portions of borrowings under the Credit Agreement will be used to provide the Trust with funds to become active in mortgage lending. The Credit Agreement will mature on October 17, 1998 with the right for the Trust to extend the Credit Agreement for two additional six month periods. Interest will be charged on the outstanding principal balance at the lower of LIBOR plus 3% or the prime lending rate plus 1%, adjusted monthly. As collateral for any advances to be made by First Boston under the Credit Agreement, the Trust has pledged certain mortgages receivable and real estate owned, and the stock of all but two of its subsidiaries.

           As of September 30, 1996 through December 2, 1996, the Trust has not drawn down any funds under the Credit Agreement.

                                      F20

                    BRT REALTY TRUST
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                   SEPTEMBER 30, 1996
                 (Amounts in Thousands)


                                           Initial Cost To Company
                                           -----------------------
                                                        Buildings
                                    Encum-                 And
Description                        brances    Land    Improvements
-----------                        -------   -----    ------------

Residential
   Manhattan, New York...........  $     -  $   513      $ 2,413
Miscellaneous ...................        -      255        1,027

Shopping Center/Retail
   Rock Springs, WY .............    1,490      600        2,483
   Philadelphia, PA .............    9,877    2,897       10,512
   Miscellaneous ................        -      184           20

Office
   Manhattan, New York ..........    3,175      987        3,948
   Dover, DE ....................    8,601      775        3,195
   Fairway, Kansas                       -      387        2,613

Improved Land
   Miscellaneous ................    2,248    3,442            -

Unimproved Land
   Miscellaneous ................        -    1,318            -
                                   -------  -------      -------
TOTAL                              $25,391  $11,358      $26,211
                                   =======  =======      =======

                                               Costs Capitalized
                                           Subsequent To Acquisiton
                                           ------------------------
Description                              Improvements  Carrying Costs
-----------                              ------------  --------------

Residential
   Manhattan, New York ..................     $897          -
   Miscellaneous ........................       29          -

Shopping Center/Retail
   Rock Springs, WY .....................      142         28
   Philadelphia, PA .....................      540          -
   Miscellaneous ........................       29          -

Office
   Manhattan, New York ..................      695         32
   Dover, DE ............................    7,293          -
   Fairway, Kansas ......................      897        168

Improved Land
   Miscellaneous ........................        -          -

Unimproved Land
   Miscellaneous ........................        -        241
                                           --------     -----
TOTAL                                      $10,522       $469
                                           ========     =====
                                                          (a)

                              Gross Amount At Which Carried At
                                     September 30, 1996
                              --------------------------------
                                       Buildings
                                         and                      Accum.
Description                    Land   Improvements    Total       Deprec.
-----------                    ----   ------------ ---------      ------

Residential
   Manhattan, New York ......  $513        $3,310    $3,823       $   -
   Miscellaneous ............   255         1,056     1,311           -

Shopping Center/Retail
   Rock Springs, WY .........   600         2,653     3,253         226
   Philadelphia, PA ......... 2,897        11,052    13,949         921
   Miscellaneous ............   184            49       233           -

Office
   Manhattan, New York ......   987         4,675     5,662           -
   Dover, DE ................   775        10,488    11,263           -
   Fairway, Kansas ..........   387         3,678     4,065           -

Improved Land
   Miscellaneous ............ 3,442             -     3,442           -

Unimproved Land
   Miscellaneous ............ 1,559             -     1,559           -
                            -------       -------   -------      ------
TOTAL                       $11,599       $36,961   $48,560      $1,147
                            =======       =======   =======      ======
                                                      (b)           (c)


                                                         Depreciation
                                                           Life For
                               Date Of        Date      Latest Income
Description                  Construction    Acquired       Statement
-----------                 -------------    --------   -------------

Residential
   Manhattan, New York ......   -             Apr-90           -
   Miscellaneous ............   -             Various          -

Shopping Center/Retail
   Rock Springs, WY .........   -             Jan-92     21-35 Years
   Philadelphia, PA .........   -             Apr-93           -
   Miscellaneous ............   -             Various          -

Office
   Manhattan, New York ......   -             Sept-92          -
   Dover, DE ................   -             Oct-93           -
   Fairway, Kansas ..........   -             Sept-95          -

Improved Land
   Miscellaneous ............   -             Various          -

Unimproved Land
   Miscellaneous ............   -             Various          -

                               (d)

                              BRT REALTY TRUST
          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             SEPTEMBER 30, 1996
                           (Amounts in Thousands)

Notes to the schedule:

(a) With respect to residential apartment units acquired through foreclosure which are subject to an offering for sale of units or cooperative shares, the net effect of income and expenses is applied to the basis of the asset to the extent that the realizable value is not exceeded. With respect to other operating properties, all operating income and expenses are reflected in the Statement of Operations.

(b)      Total foreclosed properties                                 $48,560(1)
           Less: Accumulated depreciation/amortization                 1,147
                 Valuation allowance                                 2,128
                                                                      ------
         Net foreclosed properties                                   $45,285
                                                                      ======
         (1)For federal income tax purposes, the net aggregate cost of foreclosed properties is approximately $37,000.

(c) Assets acquired through foreclosure which are held long term for the production of income are depreciated, while those held for sale are not depreciated. During the second quarter of Fiscal 1996, the property located in Philadelphia, Pennsylvania, was reclassified as held for sale and no longer for the production of income. Accordingly, the property is now carried at the lower of cost or fair value, less cost to sell, and no longer being depreciated.

(d)      Information not readily obtainable.

(e)      A reconciliation of real estate owned is as follows:

                                               Year Ended September 30,
                                            ------------------------------
                                               1996      1995       1994
                                             -------    ------     ------
   Balance at beginning of year ..........  $ 49,569  $ 52,076    $47,933
   Additions:
   Foreclosures ..........................        34     5,310     17,745
   Improvements ..........................     1,609     7,275      1,102
   Carrying costs ........................       252       487        562
   Recognition of valuation allowance upon
     sale of property ....................       332         -      1,505
   Recognition of valuation allowance upon
     relinquishment of property ..........         -       436          -
                                            --------  --------    -------
                                              51,796    65,584     68,847
                                            --------  --------    -------
   Deductions:
   Sales/conveyances .....................     6,307    13,918     15,459
   Relinquishment of real estate owned ...         -     1,441          -
   Provision for valuation adjustment ....         -       178        993
   Depreciation and amortization .........       204       478        319
                                            --------  --------    -------
   Total Expenses                              6,511    16,015     16,771
                                            --------  --------    -------
   Balance at end of year                    $45,285   $49,569   $ 52,076
                                            ========  ========    =======

                          BRT REALTY TRUST
                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                        SEPTEMBER 30, 1996
                      (Amounts in Thousands)

                                                             FINAL
                                     # OF   INTEREST       MATURITY
DESCRIPTION                         LOANS      RATE          DATE
-----------                    ----------   --------      -----------
First mortgage loans:
  Long term:
  Miscellaneous
   $0-$899 ......................... 43
  Short term:
   Shopping Center - Marion, IN .... 1      Prime + 5.0%   On Demand
   Hotel, Stamford, CT ............. 1      8.75%           Feb-97
   Office Building - Brooklyn, NY .. 1      9.75%           Dec-98
   Retail - Brooklyn, NY ........... 1      9.5%            Jan-98
   Vacant Land -Lynewood Gardens,PA  1      Prime + 5.0%    Open
   Cooperative Apartments-Islip, NY  1      9.0%            Oct-98
   Unsecured Loan - Kansas City, MO  1      LIBOR + 1.5%    Dec-96
   Office Building - Brooklyn, NY .. 1      Prime + 1.0%    Jun-98
   Underlying Mortgage - Bronx, NY . 1      Tbill + 2.25%   Jan-2000
   Industrial Building - Queens, NY  1      10.5%           Apr-97

 Miscellaneous
  $0-$299 .......................... 7
  $300-$599 ........................ 7
  $600-$899 ........................ 4

Junior mortgage loans:
Shopping centers:
  Shopping center - Seattle, WA .... 1      Prime + 5.0%    Open

  Miscellaneous
  $0-$299 .......................... 1

Office
  Miscellaneous
  $0-$699 .......................... 1

Residential:
  Garden Apartments - Arlington, TX  1      Prime + 7.0%    Oct-96
  Underlying Mortgage - Queens, NY . 1      9.0%            Aug-2002

  Miscellaneous
  $0-$1 ............................ 1

Hotel:
  Hotel - Chicago, IL .............. 1      8.0%            Open

Wraparound mortgages:
  Miscellaneous .................... 3
                               -------
                                    81
                               ========

DESCRIPTION                           PERIODIC PAYMENT TERMS
-----------                    -------------------------------------------------
First mortgage loans:
  Long term:
  Miscellaneous
   $0-$899
  Short term:
   Shopping Center - Marion, IN ....  Interest monthly, principal at maturity
   Hotel, Stamford, CT .............  Interest and principal amount
   Office Building - Brooklyn, NY ..  Interest monthly, principal at maturity
   Retail - Brooklyn, NY ...........  Interest and prinicpal monthly
   Vacant Land -Lynewood Gardens,PA   Interest monthly, principal at maturity
   Cooperative Apartments-Islip, NY   Interest monthly, principal at maturity
   Unsecured Loan - Kansas City, MO   Interest monthly, principal at maturity
   Office Building - Brooklyn, NY .. Interest monthly, principal at maturity Underlying Mortgage - Bronx, NY . Interest monthly, principal at maturity
   Industrial Building - Queens, NY   Interest and principal monthly

 Miscellaneous
  $0-$299
  $300-$599
  $600-$899

Junior mortgage loans:
Shopping centers:
  Shopping center - Seattle, WA ....  Interest monthly, principal at maturity

  Miscellaneous
  $0-$299

Office
  Miscellaneous
  $0-$699

Residential:
  Garden Apartments - Arlington, TX   Interest monthly, principal at maturity
  Underlying Mortgage - Queens, NY .  Interest monthly, principal at maturity

  Miscellaneous
  $0-$1

Hotel:
  Hotel - Chicago, IL ..............  Interest monthly, principal at  maturity

Wraparound mortgages:
  Miscellaneous

                                                                  CARRYING
                                                  FACE AMOUNT      AMOUNT
DESCRIPTION                         PRIOR LEINS   OF MORTGAGES    OF MORTGAGES
-----------                    -------------------------------------------------

First mortgage loans:
  Long term:
  Miscellaneous
   $0-$899 .........................  $     -   $ 1,958            $1,947
  Short term:
   Shopping Center - Marion, IN ....        -     1,149               886
   Hotel, Stamford, CT .............        -     1,191               512
   Office Building - Brooklyn, NY ..        -     1,290             1,290
   Retail - Brooklyn, NY ...........        -     1,740             1,740
   Vacant Land -Lynewood Gardens,PA         -     1,918                 -
   Cooperative Apartments-Islip, NY         -     2,143             2,143
   Unsecured Loan - Kansas City, MO         -     2,289             1,789
   Office Building - Brooklyn, NY ..        -     2,625             2,625
   Underlying Mortgage - Bronx, NY .        -     2,835             2,200
   Industrial Building - Queens, NY         -     3,320             2,692

 Miscellaneous
  $0-$299 ..........................        -     1,286             1,246
  $300-$599 ........................        -     2,650             1,969
  $600-$899 ........................        -     2,706             2,706

Junior mortgage loans:
Shopping centers:
  Shopping center - Seattle, WA ....    3,102     1,847               949

  Miscellaneous
  $0-$299 ..........................    1,538       226               226

Office
  Miscellaneous
  $0-$699 ..........................    2,377       667               667

Residential:
  Garden Apartments - Arlington, TX     2,109     1,739             1,739
  Underlying Mortgage - Queens, NY .    5,400     3,943             3,943

  Miscellaneous
  $0-$1 ............................    9,000         1                 1

Hotel:
  Hotel - Chicago, IL ..............   12,546     1,000                 -

Wraparound mortgages:
  Miscellaneous ....................    5,423     1,220               700
                                      ------------------------------------------

                                      $ 41,495  $39,743           $31,970
                                      ==========================================

                                            PRINCIPAL AMOUNT
                                            OF LOANS SUBJECT
                                              TO DELINQUENT
DESCRIPTION                              PRINCIPAL OR INTEREST
-----------                              ----------------------

First mortgage loans:
  Long term:
  Miscellaneous
   $0-$899 ...............................    $         -
  Short term:
   Shopping Center - Marion, IN ..........              -
   Hotel, Stamford, CT ...................              -
   Office Building - Brooklyn, NY ........              -
   Retail - Brooklyn, NY .................              -
   Vacant Land -Lynewood Gardens, ........          1,918
   Cooperative Apartments-Islip, .........              -
   Unsecured Loan - Kansas City, .........              -
   Office Building - Brooklyn, NY ........              -
   Underlying Mortgage - Bronx, N ........              -
   Industrial Building - Queens, .........              -

 Miscellaneous
  $0-$299 ................................              -
  $300-$599 ..............................            426
  $600-$899 ..............................            649

Junior mortgage loans:
Shopping centers:
  Shopping center - Seattle, WA ..........          1,847

  Miscellaneous
  $0-$299 ................................              -

Office
  Miscellaneous
  $0-$699 ................................              -

Residential:
  Garden Apartments - Arlington, .........              -
  Underlying Mortgage - Queens, NY........              -

  Miscellaneous
  $0-$1 ..................................              -

Hotel:
  Hotel - Chicago, IL ....................          1,000

Wraparound mortgages:
  Miscellaneous ..........................             65
                                               ----------

                                                   $5,905
                                               ==========

                          BRT REALTY TRUST
           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                         SEPTEMBER 30, 1996
                       (Amounts in Thousands)

Notes to the schedule:

                                                 Year Ended September 30,
                                             ------------------------------
                                               1996      1995         1994
                                            --------   -------     --------
    Balance at beginning of year .........   $42,206   $64,686     $ 99,466
    Additions:
    Advances under real estate loans .....       451        498         944
    Repayments to participating lenders ..         -      8,445       5,479
    Capitalization of earned interest
     income to loan balance in accordance
     with agreements .....................         -          -          13
    Recognition of discount upon premature
     payoff of real estate loans .........         -          -         565
    Purchase money mortgages from sale of
     real estate owned ...................       734      4,243       6,242
                                            --------  ---------  ----------

                                              43,391     77,872     112,709
                                            --------  ---------  ----------
    Deductions:
    Collections of principal .............    11,162     29,285      28,041
    Proceeds from participating lenders ..       225         50           -
    Provision for possible loan losses ...         -      1,021       4,340
    Investments transferred to foreclosed
     properties, net .....................        34      5,310      15,642
                                            --------  ---------   ---------
                                              11,421     35,666      48,023
                                            --------  ---------   ---------

    Balance at end of year ...............   $31,970    $42,206     $64,686
                                            ========  =========   =========

(b) The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.