Form 10-Q
period 1996-12-31
BRT REALTY TRUST
filed 1997-02-14
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549
                                       FORM 10-Q

               [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934

                   For the quarterly period ended December 31, 1996

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

                                     8,601,217 Shares of Beneficial Interest,
                                  $3 par value, outstanding on February 10, 1997

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



                                                                                       December 31, 1996       September 30, 1996
                                                                                      (Unaudited)                (Unaudited)

Assets
   Real estate loans - Note 3:
      Earning interest                                                                      $29,989                  $32,813
      Not earning interest                                                                    5,519                    5,905
                                                                                              -----                    -----
                                                                                             35,508                   38,718
      Less allowance for possible losses                                                      7,473                    7,773
                                                                                              -----                    -----
                                                                                             28,035                   30,945
                                                                                             ------                   ------
   Real estate owned:
      Foreclosed properties held for sale                                                    48,959                   48,438
      Less valuation allowance                                                                2,128                    2,128
                                                                                              -----                    -----
                                                                                             46,831                   46,310
                                                                                             ------                   ------
   Cash and cash equivalents                                                                  7,886                    6,209
   Investment in U.S. Government obligations and securities                                   2,036                    1,977
   Interest receivable                                                                          332                      354
   Other assets                                                                               3,699                    3,818
                                                                                              -----                    -----
             Total Assets                                                                   $88,819                  $89,613
                                                                                            =======                  =======
Liabilities and Shareholders' Equity
   Liabilities:
      Notes payable, Gould Investors L.P. (a related party)                                       -                   $1,030
      Loans and mortgages payable,  non-recourse                                             25,160                   25,391
      Accounts payable and accrued liabilities, including deposits of $1,324
      and $1,524                                                                              1,997                    2,300
                                                                                              -----                    -----
             Total Liabilities                                                               27,157                   28,721
                                                                                             ------                   ------
   Shareholders' Equity - Note 2: Preferred shares - $1 par value:
       Authorized 10,000 shares issued - none                                                     -                        -
      Shares of beneficial interest, $3 par value:
       Authorized number of shares - unlimited,  issued - 8,969 shares                       26,906                   26,906
       Additional paid-in capital net of distributions of $5,171                             81,857                   81,857
       Net unrealized gain on available-for-sale securities                                      74                       17
       Accumulated deficit                                                                 (43,786)                 (45,249)
                                                                                           --------                 --------
                                                                                             65,051                   63,531
      Cost of 368 and 244 treasury shares of beneficial interest                            (3,389)                  (2,639)
                                                                                            -------                  -------
             Total Shareholders' Equity                                                      61,662                   60,892
                                                                                             ------                   ------
             Total Liabilities and Shareholders' Equity                                     $88,819                  $89,613
                                                                                            =======                  =======

See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)
                    (In Thousands except for Per Share Data)




                                                                                                      Three Months Ended
                                                                                                          December 31,
                                                                                                       1996          1995


Revenues:
   Interest and fees on real estate loans                                                            $1,354         $1,311
   Operating income on real estate owned                                                              2,159          2,046
   Reversal of previously provided allowances                                                           300              -
   Other, primarily investment income                                                                   123             83
                                                                                                       ----            ---
                 Total revenues                                                                       3,936          3,440
                                                                                                      -----          -----
Expenses:
   Interest-notes payable and loans payable                                                              10            494
   Advisor's fee                                                                                        131            165
   General and administrative                                                                           540            596
   Operating expenses relating to real estate owned, including interest on mortgages of $507
   and $446 respectively                                                                              1,658          1,681
   Depreciation and amortization                                                                        134            141
                                                                                                        ---            ---
                 Total expenses                                                                       2,473          3,077
                                                                                                      -----          -----
Income before gain on sale of foreclosed properties held for sale                                     1,463            363
Gain on sale of foreclosed properties held for sale                                                       -            227
                                                                                                          -            ---

Net income                                                                                           $1,463           $590
                                                                                                     ======           ====

Calculation of net income applicable to common shareholders:
   Net income                                                                                        $1,463           $590
   Less: distribution on preferred stock                                                                -               67
                                                                                                     ------          -----
   Net income applicable to common shareholders                                                      $1,463           $523
                                                                                                     ======           ====
Earnings per share of Beneficial Interest - Note 2:
   Primary
   Income before gain on sale of foreclosed properties held for sale applicable to common
      shareholders                                                                                    $0.17          $0.04
   Gain on sale of foreclosed properties held for sale                                                    -           0.03
                                                                                                     ------           ----
   Net income applicable to common shareholders                                                       $0.17          $0.07
                                                                                                      =====          =====
   Fully Diluted                                                                                      $0.17          $0.07
                                                                                                      =====          =====
Weighted average number of common shares outstanding - Note 2:
   Primary                                                                                        8,685,652      7,346,624
                                                                                                  =========      =========
   Fully Diluted                                                                                  8,685,652      8,457,944
                                                                                                  =========      =========
STATEMENT OF ACCUMULATED DEFICIT
   Accumulated deficit, beginning of period                                                       ($45,249)      ($47,495)
   Net Income                                                                                         1,463            590
                                                                                                      -----            ---
   Accumulated deficit, end of period                                                             ($43,786)      ($46,905)
                                                                                                  =========      =========
See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                                         Three Months Ended
                                                                                                             December 31,
                                                                                                        1996             1995


Cash flow from operating activities:
  Net income                                                                                           $1,463            $590
  Adjustments to reconcile net income to cash provided by operating activities:
  Reversal of previously provided allowances                                                            (300)               -
  Amortization and depreciation                                                                           134             141
  Gain on sale of foreclosed properties                                                                     -           (227)
  Decrease (increase) in interest receivable                                                               22           (106)
  (Increase) decrease in prepaid expenses                                                                (32)             256
  Decrease in accounts payable and accrued liabilities                                                  (118)           (122)
  Decrease (increase) in rent and other receivables                                                        82            (21)
  Decrease in escrow deposits                                                                             231             118
  Increase in deferred costs                                                                            (262)           (395)
  Other                                                                                                     2             (7)
                                                                                                        -----             ---
Net cash provided by operating activities                                                               1,222             227
                                                                                                        -----             ---

Cash flows from investing activities:
  Collections from real estate loans                                                                    3,995           1,190
  Proceeds from participating lenders                                                                       -             125
  Additions to real estate loans                                                                        (785)            (73)
  Net costs capitalized to real estate owned                                                            (864)           (547)
  Proceeds from sale of real estate owned                                                                 316             934
  Decrease in deposits payable                                                                          (200)           (451)
  Increase in investment in U.S. Government obligations                                                   (2)               -
  Other                                                                                                     7              46
                                                                                                         ----          ------
Net cash provided by investing activities                                                               2,467           1,224
                                                                                                        -----           -----

Cash flow from financing activities:
  Bank repayments                                                                                           -         (7,125)
  Payoff/paydown of loan and mortgages payable                                                        (1,262)           (186)
  Proceeds from mortgages payables                                                                          -           4,800
  Repurchase of shares of beneficial interest                                                           (750)               -
  Decrease in restricted cash                                                                               -             183
  Other                                                                                                     -            (66)
                                                                                                       ------            ----
Net cash used in financing activities                                                                 (2,012)         (2,394)
                                                                                                      -------         -------
Net increase (decrease) in cash and cash eqivalents                                                     1,677           (943)
Cash and cash equivalents at beginning of period                                                        6,209           7,385
                                                                                                        -----           -----
Cash and cash equivalents at end of period                                                             $7,886          $6,442
                                                                                                       ======          ======

See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In Thousands)



                                                                                            Three Months Ended
                                                                                                December 31,
                                                                                            1996           1995

Supplemental disclosure of cash flow information:
             Cash paid during the period for interest expenses                              $376          $1,038
                                                                                            ====          ======

Supplemental schedule of non-cash investing and financing activities:
             Recognition of allowance for previously provided loan losses                   $  -          $1,286

See Accompanying Notes to Consolidated Financial Statements.


                         BRT REALTY TRUST AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

     The accompanying interim unaudited consolidated financial statements as of December 31, 1996 and for the three months ended December 31, 1996 and 1995 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results for the full year.

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

     These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Trust's Annual Report on Form 10-K for the year ended September 30, 1996.

Note 2 - Shareholders' Equity

Per Share Data

     Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each period, after giving effect to dividends relating to the Trust's preferred stock. The preferred stock issued on September 14, 1993, is not considered a common stock equivalent for the purpose of computing primary earnings per share. The preferred stock was converted to shares of beneficial interest on a one for one basis on July 1, 1996. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the three months ended December 31, 1996 and 1995, respectively.

     Fully diluted earnings per share of beneficial interest amounts are based on an increased number of common shares that would be outstanding assuming the exercise of common share options during each period and the conversion of preferred stock to shares of beneficial interest at the period end market price. The fully diluted per share computation for the three months ended December 31, 1995 is dilutive with the addition of 1,030,000 shares upon conversion of the preferred stock and 81,320 shares, upon exercise of the common share options. The fully diluted computation is not materially dilutive for the three months ended December 31, 1996 and therefore not presented.

Note 3 - Real Estate Loans

     If all loans classified as non-earning were earning interest at their contractual rates for the three months ended December 31, 1996 and 1995, interest income would have increased by approximately $97,000 and $175,000, respectively.

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

The Trust engages in the business of making and participating in short term senior and junior real estate mortgages, secured by income producing property and to a lesser extent by unimproved real property. Repayments of real estate loans in the amount of $18,172,000 are due during the twelve months ending December 31, 1997, including $8,103,000 which is due on demand. There presently exists a favorable environment for obtaining mortgage financing secured by real property and for selling real estate. Accordingly, prior to or at maturity, borrowers in many cases are able to refinance and repay the indebtedness due to the Trust. However, the Trust cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

     Effective September 23, 1992, the Trust entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with five banks. On August 2, 1996, the Trust repaid in full its remaining debt obligation due under the Restated Credit Agreement. In October, 1996 the Trust entered into a $25,000,000 credit facility with CS First Boston Mortgage Capital Corp. ("First Boston"). The facility, a revolving credit facility, which permits the Trust to borrow, repay and reborrow, provides for an interest rate, adjusted monthly, of prime plus 1% or Libor plus 3%, whichever is lower, and matures on October 17, 1998. The Trust has the right to extend for two additional six month periods for a fee of .25% with each extension. Borrowings under the credit facility are secured by specific receivables and real estate owned by the Trust, and the credit agreement provides that the loan amount will never exceed 75% of the agreed value of the collateral. As of February 10, 1997, the Trust has not drawn down any funds under the credit facility.

     During the three months ended December 31, 1996, the Trust had an increase in cash provided by investing activities, primarily as a result of collections from real estate loans of $3,995,000. The $2,467,000 provided by investing activities and the $1,222,000 provided by operating activities was used to pay in full a note payable to Gould Investors LP, a related party, of approximately $1,030,000, and to purchase 123,355 shares of beneficial interest of the Trust at an approximate aggregate cost of $750,000.

     On July 2, 1996, the Trust's Board of Trustees authorized the purchase from time to time of up to 250,000 shares of beneficial interest of the Trust, of which 176,107 shares have been purchased through February 10, 1997 at an approximate aggregate cost of $1,054,000.

     The Trust intends to satisfy its liquidity needs from cash and liquid investments on hand, the credit facility with First Boston, interest received on outstanding real estate loans and net cash flow generated from the operation of real estate owned.

Results of Operations
----------------------

     The Trust's loan portfolio at December 31, 1996, before giving effect to the allowance for possible losses, was $35,508,000, of which $5,519,000 (16% of total real estate loans) is categorized as non-earning, as compared to $38,718,000 at September 30, 1996, of which $5,905,000 (15% of total real estate loans) is categorized as non-earning. The $3,210,000 decrease in the loan portfolio since September 30, 1996 was primarily due to the payoff of real estate loans aggregating approximately $3,420,000. Interest and fees on real estate loans increased to $1,354,000 for the quarter ended December 31, 1996 as compared to $1,311,000 for the quarter ended December 31, 1995. This increase of $43,000 was due to a combination of the receipt of additional interest of approximately $394,000 upon the payoff of an earning loan, offset by a decrease in earning real estate loans as a result of payoffs and paydowns.

     Operating income on real estate owned increased by $113,000 to $2,159,000 for the three months ended December 31, 1996 as compared to $2,046,000 for the comparable period in the prior fiscal year. This increase was principally the result of a full quarter of income generated from an office building in Fairway, Kansas, acquired in October, 1995 (with only two months of operations during the quarter ended December 31, 1995) and an increase in rental income at the Dover, Delaware property, as a result of improved occupancy directly attributable to the conversion of this property from a regional shopping mall to an office park, offset in part by the sale of properties.

     During the quarter ended December 31, 1996 the Trust reversed a previously provided allowance of $300,000 upon the payoff in full of a real estate loan. There was no comparable reversal during the quarter ended December 31, 1995.

     Interest expense decreased by $484,000 to $10,000 for the quarter ended December 31, 1996 from $494,000 for the prior year comparable period due to the continuing reduction and the eventual payoff of the outstanding debt from the Restated Credit Agreement, in August 1996.

     The Advisor's fee decreased to $131,000 for the three months ended December 31, 1996 from $165,000 for the comparable three month period in the prior year, a decrease of $34,000. This decrease was a result of a decrease in total invested assets, the basis on which the advisory fee is calculated.

     General and administrative expenses decreased by $56,000 from $596,000 for the quarter ended December 31, 1995 to $540,000 for the quarter ended December 31, 1996. This decrease is primarily the result of a decrease in the Trust's professional fees and general overhead expenses.

     Operating expenses relating to real estate owned decreased by $23,000 from $1,681,000 for the three months ended December 31, 1995 to $1,658,000 for the current year comparable period. This decrease was primarily due to the sale of real estate owned offset by an increase in interest on mortgages secured by real estate owned to $507,000 for the quarter ended December 31, 1996 from $446,000 for the quarter ended December 31, 1995 and a full quarter of operations of an office building in Fairway, Kansas, acquired in October, 1995.

     Gain on sale of foreclosed properties for the quarter ended December 31, 1995 was $227,000, with no comparable gain for the quarter ended December 31, 1996. It is the policy of the Trust to offer for sale all real estate owned at prices which management believes represents fair value in the geographic area in which the property is located.

                            PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRT REALTY TRUST
   Registrant


02/13/97                            /s/ Jeffrey Gould
-----------                         -------------------------------------
Date                                Jeffrey Gould, President





02/13/97                           /s/ David W. Kalish
-----------                       ------------------------------------
Date                               David W. Kalish, Vice President and
                                     Chief Financial Officer