Form 10-Q
period 1997-03-31
BRT REALTY TRUST
filed 1997-05-14
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
                                     FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

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

                    8,473,081 Shares of Beneficial Interest,
                    $3 par value, outstanding on May 5, 1997

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


                                                                                      March 31, 1997          September 30, 1996
                                                                                        Unaudited)                 (Audited)

Assets
   Real estate loans - Note 3:
      Earning interest                                                                     $34,449                  $32,813
      Not earning interest                                                                   4,325                    5,905
                                                                                             -----                    -----
                                                                                            38,774                   38,718
      Less allowance for possible losses                                                     6,473                    7,773
                                                                                             -----                    -----
                                                                                            32,301                   30,945
                                                                                            ------                   ------
   Real estate assets:
      Foreclosed properties held for sale                                                   47,246                   48,438
      Investment in real estate venture                                                      1,552                        -
                                                                                             -----                   ------
                                                                                            48,798                   48,438
      Less valuation allowance                                                               2,128                    2,128
                                                                                             -----                    -----
                                                                                            46,670                   46,310
   Cash and cash equivalents                                                                 6,217                    6,209
   Investment in U.S. Government obligations and securities                                  1,135                    1,977
   Interest receivable                                                                         345                      354
   Other assets                                                                              3,989                    3,818
                                                                                             -----                    -----
             Total Assets                                                                  $90,657                  $89,613
                                                                                           =======                  =======
Liabilities and Shareholders' Equity
   Liabilities:
      Notes payable, Gould Investors L.P. (a related party)                                $     -                   $1,030
      Loans and mortgages payable,  non-recourse                                            24,922                   25,391
      Accounts payable and accrued liabilities, including deposits of $1,688
      and $1,524                                                                             2,818                    2,300
          ------                                                                             -----                    -----
             Total Liabilities                                                              27,740                   28,721
                                                                                            ------                   ------
   Shareholders' Equity - Note 2:
      Preferred shares - $1 par value:
       Authorized 10,000 shares issued - none                                                    -                        -
      Shares of beneficial interest, $3 par value:
       Authorized number of shares - unlimited,  issued - 8,932 and 8,969 shares            26,795                   26,906
       Additional paid-in capital net of distributions of $5,171                            81,717                   81,857
       Net unrealized gain on available-for-sale securities                                    161                       17
       Accumulated deficit                                                                (42,002)                 (45,249)
                                                                                          -------                  -------
                                                                                            66,671                   63,531
      Cost of 420 and 244 treasury shares of beneficial interest                           (3,754)                  (2,639)
              ---     ---                                                                  ------                   ------
             Total Shareholders' Equity                                                     62,917                   60,892
                                                                                            ------                   ------
             Total Liabilities and Shareholders' Equity                                    $90,657                  $89,613
                                                                                           =======                  =======
See Accompanying Notes to Consolidated Financial Statements.


                                                  BRT REALTY TRUST AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       AND ACCUMULATED DEFICIT
                                                             (Unaudited)
                                              (In Thousands except for Per Share Data)


                                                                                Three Months Ended               Six Months Ended
                                                                                     March 31,                      March 31,


                                                                                1997           1996            1997          1996
Revenues:
   Interest and fees on real estate loans                                     $1,074          $1,178          $2,419        $2,489
   Operating income on real estate assets                                      2,327           2,181           4,495         4,227
   Reversal of previously provided allowances                                  1,000               -           1,300             -
   Other, primarily investment income                                             76              73             199           156
                                                                                  --              --             ---           ---
                 Total revenues                                                4,477           3,432           8,413         6,872
                                                                               -----           -----           -----         -----
Expenses:
   Interest-notes payable and loans payable                                        -             346              10           840
   Advisor's fee                                                                 143             164             274           329
   General and administrative                                                    628             856           1,168         1,452
   Operating expenses relating to real estate assets, including interest on mortgages of $498 and $510 for the three-month
   periods, and $1005 and $956 for the six month periods,                      1,782           1,917           3,440         3,598
   respectively

   Depreciation and amortization                                                 140              59             274           200
                                                                                 ---              --             ---           ---
                 Total expenses                                                2,693           3,342           5,166         6,419
                                                                               -----           -----           -----         -----
Income before gain on sale of foreclosed properties held for sale              1,784              90           3,247           453
Gain on sale of foreclosed properties held for sale                                -               -               -           227
Net income                                                                    $1,784             $90          $3,247          $680
Calculation of net income applicable to common shareholders:
   Net income                                                                 $1,784             $90          $3,247          $680
   Less: distribution on preferred stock                                           -              68               -           135
                                                                              ------              --          ------           ---
   Net income applicable to common shareholders                               $1,784             $22          $3,247          $545
                                                                              ======             ===          ======          ====
Earnings per share of Beneficial Interest - Note 2:
   Primary
   Income before gain on sale of foreclosed properties held for sale
   applicable to common shareholders                                           $0.21           $0.00           $0.38         $0.04
   Gain on sale of foreclosed properties held for sale                             -               -               -          0.03
                                                                               -----          ------         -------          ----
   Net income applicable to common shareholders                                 $0.21          $0.00           $0.38         $0.07
                                                                                =====          =====           =====         =====
   Fully Diluted                                                                $0.21          $0.00           $0.38         $0.07
                                                                                =====          =====           =====         =====
Weighted average number of common shares outstanding - Note 2:
   Primary                                                                  8,570,942      7,457,609       8,628,927     7,401,813
                                                                            =========      =========       =========     =========
   Fully Diluted                                                            8,570,942      7,457,609       8,628,927     7,401,813
                                                                            =========      =========       =========     =========

STATEMENT OF ACCUMULATED DEFICIT
   Accumulated deficit, beginning of period                                 ($43,786)       ($46,905)      ($45,249)     ($47,495)
   Net income                                                                  1,784              90           3,247           680
                                                                               -----              --           -----           ---
   Accumulated deficit, end of period                                       ($42,002)       ($46,815)      ($42,002)     ($46,815)
                                                                            ========        ========       ========      ========
See Accompanying Notes to Consolidated Financial Statements.



                                                  BRT REALTY TRUST AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                           (In Thousands)

                                                                                                      Six Months Ended
                                                                                                          March 31,
                                                                                                    1997              1996
----------------------------------------------------------------------------------------------  -----------------------------
Cash flow from operating activities:
  Net income                                                                                           $3,247            $680
  Adjustments to reconcile net income to cash provided by operating activities:
  Reversal of previously provided allowances                                                          (1,300)               -
  Depreciation and amortization                                                                           274             200
  Gain on sale of foreclosed properties                                                                     -           (227)
  Decrease in interest receivable                                                                           9             160
  (Increase) decrease in prepaid expenses                                                               (162)             103
  Increase (decrease) in accounts payable and accrued liabilities                                         297           (258)
  Decrease (increase) in rent and other receivables                                                        40            (69)
  Decrease (increase) in escrow deposits                                                                   42           (187)
  Increase in deferred costs                                                                            (268)           (281)
  Other                                                                                                    15             112
                                                                                                           --             ---
Net cash provided by operating activities                                                               2,194             233
                                                                                                        -----             ---

Cash flows from investing activities:
  Collections from real estate loans                                                                    6,870           1,528
  Proceeds from participating lenders                                                                       -             125
  Additions to real estate loans                                                                      (5,904)           (108)
  Repayments to participating lenders                                                                 (1,000)               -
  Net costs capitalized to foreclosed properties                                                        (828)           (803)
  Proceeds from sale of foreclosed properties                                                             412           1,992
  Increase (decrease) in deposits payable                                                                 164           (274)
  Decrease in investment in U.S. Government obligations                                                   986               -
                                                                                                          ---
  Other                                                                                                  (17)              36
                                                                                                         ---               --
Net cash provided by investing activities                                                                 683           2,496
                                                                                                          ---           -----
Cash flow from financing activities:
  Bank repayments                                                                                           -         (9,900)
  Payoff/paydown of loan and mortgages payable                                                        (1,499)           (395)
  Proceeds from mortgages payables                                                                          -           4,800
  Exercise of stock options                                                                                 -           1,262
  Repurchase of shares of beneficial interest, a portion of which were cancelled                      (1,367)               -
  Decrease in restricted cash                                                                               -             257
  Other                                                                                                   (3)           (154)
                                                                                                          --            ----
Net cash used in financing activities                                                                 (2,869)         (4,130)
                                                                                                      ------          ------
Net increase (decrease) in cash and cash equivalents                                                        8         (1,401)
Cash and cash equivalents at beginning of period                                                        6,209           7,385
                                                                                                        -----           -----
Cash and cash equivalents at end of period                                                             $6,217          $5,984
                                                                                                       ======          ======
See Accompanying Notes to Consolidated Financial Statements.


                                                  BRT REALTY TRUST AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOW
                                                             (Unaudited)
                                                           (In Thousands)



                                                                                              Six Months Ended
                                                                                                  March 31,
                                                                                            1997           1996

Supplemental disclosure of cash flow information:
             Cash paid during the period for interest expense                               $710          $1,947
                                                                                            ====          ======

Supplemental schedule of non-cash investing and financing activities:
             Transfer of a non-earning real estate loan to foreclosed properties at fair$      -             $34
                  value
             Recognition of allowance for previously provided losses                           -           1,286
             Transfer of foreclosed property to an investment in a real estate venture     1,552               -
             Recognition of valuation allowance upon sale of foreclosed properties             -             244


See Accompanying Notes to Consolidated Financial Statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

     The accompanying interim unaudited consolidated financial statements as of March 31, 1997 and for the three and six months ended March 31, 1997 and 1996 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results for the full year.

     Certain items on the consolidated financial statements for the preceding periods have been reclassified to conform with the current consolidated financial statements.

     The consolidated financial statements include the accounts of BRT Realty Trust, its wholly-owned subsidiaries, and its majority-owned or controlled real estate entities. For financial statement and economic purposes, the majority-owned real estate entity is wholly-owned and presented accordingly. Investments in less than majority-owned entities have been accounted for using the equity method. Material intercompany items and transactions have been eliminated. Many of the wholly-owned subsidiaries were organized to take title to various properties acquired by BRT Realty Trust. BRT Realty Trust and its subsidiaries are hereinafter referred to as the "Trust".

     These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Trust's Annual Report on Form 10-K for the year ended September 30, 1996.

Note 2 - Shareholders' Equity

Per Share Data

     Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each period, after giving effect to dividends relating to the Trust's preferred stock. The preferred stock issued on September 14, 1993, is not considered a common stock equivalent for the purpose of computing primary earnings per share. The preferred stock was converted to shares of beneficial interest on a one for one basis on July 1, 1996. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the three and six months ended March 31, 1997 and 1996, respectively.

     Fully diluted earnings per share of beneficial interest amounts are based on an increased number of common shares that would be outstanding assuming the exercise of common share options during each period and the conversion of preferred stock to shares of beneficial interest at the higher of the period end or average market price. The fully diluted computation is not materially dilutive, or is anti-dilutive, for the three and six months ended March 31, 1997 and 1996, respectively, and therefore not presented.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FASB 128"), Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Trust will be required to change the method currently used to compute earnings per share and to restate all prior periods.

     Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of FASB 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

Note 3 - Real Estate Loans

     If all loans classified as non-earning were earning interest at their contractual rates for the three and six months ended March 31, 1997 and 1996, interest income would have increased by approximately $166,000 and $317,000 in the respective periods in 1997, and approximately $212,000 and $401,000 in the respective periods in 1996.

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


Liquidity and Capital Resources

     The Trust engages in the business of making and participating in short term senior and junior real estate mortgages, secured by income producing property and to a lesser extent by unimproved real property. Repayments of real estate loans in the amount of $18,492,000 are due during the twelve months ending March 31, 1998, including $9,291,000 which is due on demand. There presently exists a favorable environment for obtaining mortgage financing secured by real property and for selling real estate. Accordingly, prior to or at maturity, borrowers in many cases are able to refinance and repay the indebtedness due to the Trust. However, the Trust cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

     Effective September 23, 1992, the Trust entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with five banks. On August 2, 1996, the Trust repaid in full its remaining debt obligation due under the Restated Credit Agreement. In October, 1996 the Trust entered into a $25,000,000 credit facility with CS First Boston Mortgage Capital Corp. ("First Boston"). The facility, a revolving credit facility, permits the Trust to borrow, repay and reborrow, provides for an interest rate, adjusted monthly, of prime plus 1% or Libor plus 3%, whichever is lower, and matures on October 17, 1998. The Trust has the right to extend the facility for two additional six month periods for a fee of .25% with each extension. Borrowings under the credit facility are secured by specific receivables and real estate assets by the Trust, and the credit agreement provides that the loan amount will never exceed 75% of the agreed value of the collateral.

     Repayment in full of the debt due under the Restated Credit Agreement terminated the prohibition on the Trust's ability to engage in mortgage lending activities, and therefore during the fiscal year ended September 30, 1997 ("Fiscal 1997") the Trust became active in making short term real estate loans. From the beginning of Fiscal 1997 through May 5, 1997, the Trust has funded new real estate loans of approximately $10,200,000 with available cash on hand and borrowings from First Boston of approximately $2,300,000. The effects of these new loans will become meaningful, commencing with the third quarter of Fiscal 1997.

     During the six months ended March 31, 1997, the Trust generated cash of $2,194,000 from operating activities and $5,870,000 from collections from real estate loans (net of repayments to participating lenders of $1,000,000). These funds were used primarily to fund additions to real estate loans of $5,904,000, to pay in full a note payable to Gould Investors LP, a related party, of approximately $1,030,000, and to purchase 213,091 shares of beneficial interest of the Trust at an approximate aggregate cost of $1,367,000.

     On July 2, 1996, the Trust's Board of Trustees authorized the purchase from time to time of up to 250,000 shares of beneficial interest of the Trust, and approved the purchase of an additional 250,000 shares on January 3, 1997. As of May 5, 1997, 304,243 shares have been purchased at an approximate aggregate cost of $1,933,000.

     The Trust intends to satisfy its liquidity needs from cash and liquid investments on hand, the credit facility with First Boston, interest received on outstanding real estate loans and net cash flow generated from the operation of real estate assets.

Results of Operations

     Interest and fees on real estate loans decreased to $2,419,000 and $1,074,000 for the six and three months ended March 31, 1997 as compared to $2,489,000 and $1,178,000 for the six and three months ended March 31, 1996. These decreases of $70,000 and $104,000, respectively, were primarily due to payoffs and paydowns of various earning real estate loans. These decreases were offset in part by the receipt of additional interest during the first half of Fiscal 1997 of approximately $486,000 ($92,000 was received during the quarter ended March 31, 1997) upon the payoff of two loans, one of which was non-earning.

     Operating income on real estate assets increased by $268,000 and $146,000 to $4,495,000 and $2,327,000 for the six and three months ended March 31, 1997 from $4,227,000 and $2,181,000 for the comparable periods in the prior fiscal year. These increases were the result of an increase in occupancy and rental rates at various properties, including an office building in Fairway, Kansas (acquired in October, 1995; accordingly, Fiscal 1996 reflects only five months of operations ), the Dover, Delaware property, and a mixed use property in Philadelphia, Pennsylvania. Also, during the quarter ended March 31, 1997, the Trust received a real estate tax refund of approximately $106,000 as a result of a successful tax appeal. These increases were offset in part by the loss of rental income upon the sale of properties.

     During the six and three months ended March 31, 1997 the Trust reversed previously provided allowances of $1,300,000 and $1,000,000, respectively, upon the payoff in full of two real estate loans (one in each three month period). There were no comparable reversals during the comparable periods in Fiscal 1996.

     Interest expense on notes and loans payable decreased by $830,000 for the first half of Fiscal 1997 from $840,000 to $10,000 for the six months ended March 31, 1996 and 1997, respectively, and by $346,000 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. These decreases were a direct result of the continuing reduction and the eventual payoff of the outstanding debt under the Restated Credit Agreement in August 1996.

     The Advisor's fee decreased to $274,000 for the six months ended March 31, 1997 from $329,000 for the comparable six month period in the prior fiscal year, a decrease of $55,000 and to $143,000 for the three months ended March 31, 1997 from $164,000 for the three months ended March 31, 1996, a decrease of $21,000. These decreases were a result of a decrease in total invested assets, the basis on which the advisory fee is calculated.

     General and administrative expenses decreased by $284,000 from $1,452,000 for the six months ended March 31, 1996 to $1,168,000 for the six months ended March 31, 1997, and by $228,000 from $856,000 for the second quarter of Fiscal 1996 to $628,000 for the second quarter of Fiscal 1997. These decreases are primarily the result of the recognition during the quarter ended March 31, 1996 of approximately $187,000 of additional legal, accounting and investment banking expenses incurred in connection with a potential transaction which did not proceed beyond the negotiation stage. There has also been a reduction in the Trust's general overhead expenses.

     Operating expenses relating to real estate assets decreased by $158,000 and $135,000 from $3,598,000 and $1,917,000 for the six and three months ended March 31, 1996 to $3,440,000 and $1,782,000 for the six and three months ended March 31, 1997. These decreases were primarily due to the sale of foreclosed properties offset in part by a full period of operations of an office building in Fairway, Kansas, acquired in October, 1995 (the first half of Fiscal 1996 reflects only five months of operations).

     Depreciation and amortization increased by $74,000 for the first half of Fiscal 1997 and $81,000 for the second quarter of Fiscal 1997. These increases were a result of the amortization of the deferred mortgage costs associated with the financing of real estate assets and the First Boston credit facility. The six month increase was offset in part by the reclassification, effective January 1996, of a mixed use property located in Philadelphia, Pennsylvania from an asset held for the production of income to an asset held for sale, thereby no longer being depreciated.

     Gain on sale of foreclosed properties for the six months ended March 31, 1996 was $227,000, with no comparable gain in the six months ended March 31, 1997. It is the policy of the Trust to offer for sale all foreclosed property at prices which management believes represents fair value in the geographic area in which the property is located.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

     The Annual Meeting of Shareholders of the Trust ("Annual Meeting"), was held on March 21, 1997. At the meeting, the following Trustees were elected for a term of three years or until their respective successors are elected and shall qualify:

            Name              Votes Cast For        Votes Withheld

      Patrick J. Callan         7,805,506             423,516
      Jeffrey A. Gould          8,149,621              79,401

     The following Trustees remained in office after the Annual Meeting: Arthur Hurand, Herbert C. Lust, II, Marshall Rose, Fredric H. Gould, Nathan Kupin and Gary Hurand.

     At the Annual Meeting, the shareholders also voted on the adoption of the Trust's 1996 Stock Option Plan and reserving of 450,000 Beneficial Shares for issuance thereunder. In that regard, reference is made to the Trust's Proxy Statement dated January 27, 1997 and supplement thereto dated March 3, 1997. With respect to this proposal, 4,979,405 votes were cast in favor, 1,241,926 shares against, 57,599 shares abstained and 1,950,092 shares were the subject of broker non-votes. Since the proposal was approved by a majority of the outstanding shares, the proposal was adopted.

     The Annual Meeting also considered the appointment of Ernst & Young LLP as the Trust's independent auditors for the fiscal year ending September 30, 1997. With respect to the appointment, 8,178,427 shares voted in favor, 31,131 shares against and 19,464 shares abstained.


Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibit 1 - BRT Realty Trust 1996 Stock Option Plan.

(b) The Trust did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST
   Registrant




05/14/97                               /s/ Jeffrey Gould
Date                                   Jeffrey Gould, President





05/14/97                               /s/ David W. Kalish
Date                                   David W. Kalish, Vice President and
                                         Chief Financial Officer

                                 EXHIBIT 1
                              BRT REALTY TRUST
                          1996 STOCK OPTION PLAN


1.                Purpose.
                  -------
                  The purpose of this plan (the "Plan") is to secure for BRT Realty Trust (the "Trust") and its shareholders the benefits arising from ownership of shares of Beneficial Interest, $3.00 par value ("Beneficial Shares") by employees, officers and trustees of, and consultants or advisors to, the Trust who are expected to contribute to the Trust's future growth and success. Except where the context otherwise requires, the term "Trust" shall include all present and future subsidiaries of the Trust as defined in Sections 424(e) and 424(f) of the Internal Revenue Code of 1986, as amended or replaced from time to time (the "Code"). Those provisions of the Plan which make express reference to Section 422 shall apply only to Incentive Stock Options (as that term is defined in the Plan).

2.                Type of Options and Administration.
                  ----------------------------------
                  (a) Types of  Options.  Options  granted  pursuant to the Plan
                      -----------------
shall be authorized by action of the Board of Trustees of the Trust and may be either incentive stock options ("Incentive Stock Options") meeting the requirements of Section 422 of the Code or non-statutory options which are not intended to meet the requirements of Section 422 of the Code.

                  (b) Administration. The Plan will be administered by the Audit
                      --------------
and Compensation Committee (the "Committee") of the Board of Trustees of the Trust (or any successor committee), whose construction and interpretation of the terms and provisions of the Plan shall be final and conclusive. The delegation of powers to the Committee shall be consistent with applicable laws or regulations (including, without limitation, applicable state law and Rule 16b-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or any successor rule ("Rule 16b-3")). The Committee shall have authority, subject to the express provisions of the Plan, to construe the respective option agreements and the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan, to determine the terms and provisions of the respective option agreements, which need not be identical, and to make all other determinations in the judgment of the Committee necessary or desirable for the administration of the Plan. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any option agreement in the manner and to the extent it shall deem expedient to carry the Plan into effect and it shall be the sole and final judge of such expediency. No director or person acting pursuant to authority delegated by the Board of Trustees shall be liable for any action or determination under the Plan made in good faith. Subject to adjustment as provided in Section 15 below, the aggregate number of Beneficial Shares that may be granted to any person in a calendar year shall not exceed 50,000 Beneficial Shares.

                  (c) Applicability of Rule 16b-3.  Those provisions of the Plan
                      ---------------------------
which make express reference to Rule 16b-3 shall apply to the Trust only at such time as the Trust's Beneficial Shares are registered under the Exchange Act, subject to the last sentence of Section 3(b), and then only to such persons as are required to file reports under Section 16(a) of the Exchange Act (a "Reporting Person").

3.                Eligibility.
                  -----------
                  (a) General. Options may be granted to persons who are, at the
                      -------
time of grant, employees, officers or trustees of, or consultants or advisors to, the Trust or any subsidiaries of the Trust as defined in Sections 424(e) and 424(f) of the Code ("Participants") provided, that Incentive Stock Options may
                                     --------
only be granted to individuals who are employees of the Trust (within the meaning of Section 3401(c) of the Code). Subject to the limitation contained in
Section 2(b) above. A person who has been granted an option may, if he or she is otherwise eligible, be granted additional options if the Board of Trustees shall so determine.

                  (b) Grant of Options to Reporting Persons.  The selection of a
                      -------------------------------------
trustee (the equivalent of a director) or an officer who is a Reporting Person (as the terms "director" and "officer" are defined for purposes of Rule 16b-3) as a recipient of an option, the timing of the option grant, the exercise price of the option and the number of shares subject to the option shall be determined either (i) by the Board of Trustees, or (ii) by a committee consisting solely of two or more trustees having full authority to act in the matter, each of whom shall be a "Non-Employee Trustee" . For the purposes of the Plan, a Trustee shall be deemed to be a "Non-Employee Trustee" only if such person qualifies as a "Non-Employee Trustee" as such term is defined in Rule 16b-3, as such term is interpreted from time to time. If at least two of the members of the Board of Trustees do not qualify as a "Non-Employee Trustee" within the meaning of Rule 16b-3, as such term is interpreted from time to time, then the granting of options to officers and directors who are Reporting Persons under the Plan shall not be determined in accordance with this Section 3(b) but shall be determined in accordance with the other provisions of the Plan.

4.                Stock Subject to Plan.
                  ---------------------
                  The stock subject to options granted under the Plan shall be shares of authorized but unissued or reacquired Beneficial Shares. Subject to adjustment as provided in Section 15 below, the maximum number of Beneficial Shares of the Trust which may be issued and sold under the Plan is 450,000 shares. If an option granted under the Plan shall expire, terminate or is cancelled for any reason without having been exercised in full, the unpurchased shares subject to such option shall again be available for subsequent option grants under the Plan.

5.                Forms of Option Agreements.
                  --------------------------
                  As a condition to the grant of an option under the Plan, each recipient of an option shall execute an option agreement in such form not inconsistent with the Plan as may be approved by the Board of Trustees or the Committee. Such option agreements may differ among recipients.

6.                Purchase Price.
                  --------------
                  (a) General. The purchase price per share of stock deliverable
                      -------
upon the exercise of an option shall be determined by the Board of Trustees at the time of grant of such option; provided, however, that in the case of an Incentive Stock Option, the exercise price shall not be less than 100% of the Fair Market Value (as hereinafter defined) of such stock, at the time of grant of such option, or less than 110% of such Fair Market Value in the case of options described in Section 11(b). "Fair Market Value" of Beneficial Shares as of a specified date for the purposes of the Plan shall mean the closing price of a Beneficial Share on the principal securities exchange (including the Nasdaq National Market) on which such shares are traded on the day as of which Fair Market Value is being determined, or on the next preceding date on which such shares are traded if no shares were traded on such day, or if the shares are not traded on a securities exchange, Fair Market Value shall be deemed to be the average of the high bid and low asked prices of the shares in the over-the-counter market on the day as of which Fair Market Value is being determined or on the next preceding date on which such high bid and low asked prices were recorded. If the shares are not publicly traded, Fair Market Value of Beneficial Shares shall be determined in good faith by the Board of Trustees. In no case shall Fair Market Value be determined with regard to restrictions other than restrictions which, by their terms, will never lapse.

                  (b) Payment of Purchase Price.  Options granted under the Plan
                      -------------------------
may provide for the payment of the exercise price by delivery of cash or a check to the order of the Trust in an amount equal to the exercise price of such options, or by any other means which the Committee determines is consistent with the purpose of the Plan and with applicable laws and regulations (including, without limitation, the provisions of Rule 16b-3 and Regulation T promulgated by the Federal Reserve Board).

7.                Option Period.
                  -------------
                  Subject to earlier termination as provided in the Plan, each option and all rights thereunder shall expire on such date as determined by the Board of Trustees and set forth in the applicable option agreement, provided, that such date shall not be later than (10) ten years after the date on which the option is granted.

8.                Exercise of Options.
                  -------------------
                  Each option granted under the Plan shall be exercisable either in full or in installments at such time or times and during such period as shall be set forth in the option agreement evidencing such option, subject to the provisions of the Plan. No option granted to a Reporting Person for purposes of the Exchange Act, however, shall be exercisable during the first six months after the date of grant. Subject to the requirements in the immediately preceding sentence, if an option is not at the time of grant immediately exercisable, the Board of Trustees may (i) in the agreement evidencing such option, provide for the acceleration of the exercise date or dates of the subject option upon the occurrence of specified events, and/or (ii) at any time prior to the complete termination of an option, accelerate the exercise date or dates of such option.

9.                Transferability of Options.
                  --------------------------
                  Incentive Stock Options granted under the Plan shall not be assignable in whole or in part except by will or by the laws of descent and distribution. Options granted under this Plan which are non-statutory options shall be assignable or otherwise transferable by the optionee in whole or in part (i) by will or by the laws of descent and distribution, (ii) pursuant to a qualified domestic relations order as defined in the Code, (iii) pursuant to Title I of the Employee Retirement Income Security Act, or the rules thereunder,
(iv) to the spouse, children, grandchildren or parents of the optionee

("Qualifying Relatives") or any trust created or existing for the benefit of the optionee and/or one or more Qualifying Relatives, or (v) to any partnership or limited liability company in which the optionee and/or one or more Qualifying Relatives is a partner or member. The Board of Trustees or the Committee, in their discretion, may permit the transfer of options granted under the Plan to other persons or entities, provided that Incentive Stock Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.

                  In the event an optionee dies during his employment by the Trust or any of its subsidiaries, or during the three-month period following the date of termination of such employment, the option shall thereafter be exercisable, during the period specified in the option agreement, by his executors or administrators or by any assignee or transferee to the extent to which such option was exercisable at the time of the optionee's death during the periods set forth in Section 10 or 11(d).

10.               Effect of Termination of Employment or Other Relationship.
                  ---------------------------------------------------------
                  Except as provided in Section 11(d) with respect to Incentive Stock Options and except as otherwise determined by the Committee at the date of grant of an Option, and subject to the provisions of the Plan, an optionee (or any permitted assignee or transferee of an option granted hereunder), may exercise an option at any time within three months following the termination of the optionee's employment or other relationship with the Trust or within one (1) year if such termination was due to the death or disability of the optionee but, except in the case of the optionee's death, no event later than the expiration date of the Option. If the termination of the optionee's employment is for cause or is otherwise attributable to a breach by the optionee of an employment or confidentiality or non-disclosure agreement, the option shall expire for all purposes and with respect to any assignee or transferee immediately upon such termination. The Board of Trustees shall have the power to determine what constitutes a termination for cause or a breach of an employment or confidentiality or non-disclosure agreement, whether an optionee has been terminated for cause or has breached such an agreement, and the date upon which such termination for cause or breach occurs. Any such determinations shall be final and conclusive and binding upon the optionee and any assignee or transferee of any option granted hereunder.

11.               Incentive Stock Options.
                  -----------------------
                  Options granted under the Plan which are intended to be Incentive Stock Options shall be subject to the following additional terms and conditions:

                  (a) Express Designation.  All Incentive Stock Options granted
                      -------------------
under the Plan shall, at the time of grant, be specifically designated as such in the option agreement covering such Incentive Stock Options.

                  (b) 10% Shareholder.  If any person to whom an Incentive Stock
                      ---------------
Option is to be granted under the Plan is, at the time of the grant of such option, the owner of stock possessing more than 10% of the total combined voting power of all classes of stock of the Trust (after taking into account the attribution of stock ownership rules of Section 424(d) of the Code), then the following special provisions shall be applicable to the Incentive Stock Option granted to such individual:

                         (i) The purchase price per Beneficial Shares subject to
                  such Incentive Stock Option shall not be less than 110% of the Fair Market Value of one Beneficial Share at the time of grant; and

                        (ii) the option exercise period shall not exceed five
                  years from the date of grant.

                  (c)  Dollar  Limitation.  For so long  as the  Code  shall  so
                       ------------------
provide, options granted under the Plan (and any other incentive stock option plans of the Trust) which are intended to constitute Incentive Stock Options shall not constitute Incentive Stock Options to the extent that such options, in the aggregate, become exercisable for the first time in any one calendar year for Beneficial Shares with an aggregate Fair Market Value, as of the respective date or dates of grant, of more than $100,000.

                  (d)  Termination  of  Employment,   Death  or  Disability.  No
                       ---------------------------
Incentive Stock Option may be exercised unless, at the time of such exercise, the optionee is, and has been continuously since the date of grant of his or her option, employed by the Trust, except that:

                         (i) an Incentive  Stock Option may be exercised  within
                  the period of three months after the date the optionee ceases to be an employee of the Trust (or within such lesser period as may be specified in the applica ble option agreement), provided, that the agreement with respect to such option may
                  --------
                  designate a longer exercise period and that the exercise after such three-month period shall be treated as the exercise of a non-statutory option under the Plan;

                        (ii) if the  optionee  dies  while in the  employ of the
                  Trust, or within three months after the optionee ceases to be such an employee, the Incentive Stock Option may be exercised by the person to whom it is transferred by will or the laws of descent and distribution within the period of one year after the date of death (or within such lesser period as may be specified in the applicable option agreement); and

                       (iii) if the optionee becomes disabled (within the meaning of Section 22(e)(3) of the Code or any successor provisions thereto) while in the employ of the Trust, the Incentive Stock Option may be exercised within the period of one year after the date the optionee ceases to be such an employee because of such disability (or within such lesser period as may be specified in the applicable option agreement).

For all purposes of the Plan and any option granted hereunder, "employment" shall be defined in accordance with the provisions of Section 1.421-7(h) of the Income Tax Regulations (or any successor regulations). Notwithstanding the foregoing provisions, no Incentive Stock Option may be exercised after its expiration date.

12.               Additional Provisions.
                  ---------------------
                  (a) Additional Option Provisions. The Board of Trustees or the
                      ----------------------------
Committee may, in its sole discretion, include additional provisions in option agreements covering options granted under the Plan, including without limitation, repurchase rights, rights of first refusal, or such other provisions as shall be determined by the Board of Trustees or the Committee as the case may be; provided, that such additional provisions shall not be inconsistent with any other term or condition of the Plan and such additional provisions shall not cause any Incentive Stock Option granted under the Plan to fail to qualify as an Incentive Stock Option within the meaning of Section 422 of the Code.

                  (b) Acceleration,  Extension,  Etc. The Board of Trustees may,
                      ------------------------------
in its sole discretion, (i) accelerate the date or dates on which all or any particular option or options granted under the Plan may be exercised or (ii) extend the dates during which all, or any particular, option or options granted under the Plan may be exercised; provided, however, that no such extension shall be permitted if it would cause the Plan to fail to comply with Section 422 of the Code or with Rule 16b-3 (if applicable).

13.               General Restrictions.
                  --------------------

                                                        -9



                  (a)  Investment  Representations.  The Trust may  require  any
                       ---------------------------
person to whom an Option is granted, as a condition of exercising such option, to give written assurances in substance and form satisfactory to the Trust to the effect that such person is acquiring the Beneficial Shares subject to the option, for his or her own account for investment and not with any present intention of selling or otherwise distributing the same, and to such other effects as the Trust deems necessary or appropriate in order to comply with federal and applicable state securities laws.

                  (b)  Compliance  With  Securities  Law.  Each Option  shall be
                       ---------------------------------
subject to the requirement that if, at any time, counsel to the Trust shall determine that the listing, registration or qualification of the shares subject to such option upon any securities exchange or automated quotation system or under any state or federal law, or the consent or approval of any governmental or regulatory body, or that the disclosure of non-public information or the satisfaction of any other condition is necessary as a condition of, or in connection with the issuance or purchase of shares thereunder, such option may not be exercised, in whole or in part, unless such listing, registration, qualification, consent or approval, or satisfaction of such condition shall have been effected or obtained on conditions acceptable to the Board of Trustees. Nothing herein shall be deemed to require the Trust to apply for or to obtain such listing, registration or qualification, or to satisfy such condition.

14.               Rights as a Stockholder.
                  -----------------------
                  The holder of an option shall have no rights as a stockholder with respect to any shares covered by the option (including, without limitation, any rights to receive dividends or non-cash distributions with respect to such shares) until the date of issue of a stock certificate to him or her for such shares. No adjustment shall be made for dividends or other rights for which the record date is prior to the date such stock certificate is issued.

15.               Adjustment Provisions for Recapitalizations, Reorganizations
                  ------------------------------------------------------------
                  and Related Transactions.
                  ------------------------
                  (a) Recapitalizations and Related Transactions. If, through or as a result of any recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction, (i) the outstanding Beneficial Shares are increased, decreased or exchanged for a different number or kind of shares or other securities of the Trust, or (ii) additional shares or new or different shares or other non-cash assets are distributed with respect to such Beneficial Shares or other securities, an appropriate and proportionate adjustment shall be made in (x) the maximum number and kind of shares reserved for issuance under or otherwise referred to in the Plan, (y) the number and kind of shares or other securities subject to any then outstanding options under the Plan, and (z) the price for each share subject to any then outstanding options under the Plan, without changing the aggregate purchase price as to which such options remain exercisable. Notwithstanding the foregoing, no adjustment shall be made pursuant to this Section 15 if such adjustment (i) would cause the Plan to fail to comply with Section 422 of the Code or with Rule 16b-3 or (ii) would be considered as the adoption of a new plan requiring stockholder approval.

                  (b)  Reorganization,  Merger  and  Related  Transactions.  All
                       ---------------------------------------------------
outstanding Options under the Plan shall become fully exercisable for a period of sixty (60) days following the occurrence of any Trigger Event, whether or not such Options are then exercisable under the provisions of the applicable agreements relating thereto. For purposes of the Plan, a "Trigger Event" is any one of the following events:

                                    (i) the date on which Beneficial  Shares are
                  first purchased pursuant to a tender offer or exchange offer (other than such an offer by the Trust, any Subsidiary, any employee benefit plan of the Trust or of any Subsidiary or any entity holding Beneficial Shares or other securities of the Trust for or pursuant to the terms of such plan), whether or not such offer is approved or opposed by the Trust and regardless of the number of shares purchased pursuant to such offer;

                                    (ii) the date the Trust  acquires  knowledge
                  that any person or group deemed a person under Section 13(d)-3 of the Exchange Act (other than the Trust, any Subsidiary, any employee benefit plan of the Trust or of any Subsidiary or any entity holding Beneficial Shares or other securities of the Trust for or pursuant to the terms of any such plan or any individual or entity or group or affiliate thereof which acquired its beneficial ownership interest prior to the date the Plan was adopted by the Board), in a transaction or series of transactions, has become the beneficial owner, directly or indirectly (with beneficial ownership determined as provided in Rule 13d-3, or any successor rule, under the Exchange Act), of securities of the Trust entitling the person or group to 30% or more of all votes (without consideration of the rights of any class or stock to elect directors by a separate class vote) to which all shareholders of the Trust would be entitled if the election of the Board of Trustees were an election held on such date;

                                    (iii) the  date,  during  any  period of two
                  consecutive years, when individuals who at the beginning of such period constitute the Board of Trustees of the Trust cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the stockholders of the Trust, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period; and

                                    (iv)   the   date   of   approval   by   the
                  stockholders of the Trust of an agreement (a "reorganization agreement") providing for:

                                    (A) The merger or consolidation of the Trust
                  with another corporation or real estate investment trust where the stockholders of the Trust, immediately prior to the merger or consolidation, do not beneficially own, immediately after the merger or consolidation, shares of the entity issuing cash or securities in the merger or consolidation entitling such shareholders to 80% or more of all votes (without consideration of the rights of any class of stock to elect directors by a separate class vote) to which all stockholders of such corporation would be entitled in the election of directors or where the members of the Board of Trustees of the Trust, immediately prior to the merger or consolidation, do not, immediately after the merger or consolidation, constitute a majority of the Board of Directors or Board of Trustees of the entity issuing cash or securities in the merger or consolidation; or

                                    (B) The sale or other  disposition of all or
                  substantially all the assets of the Trust.

                  (c) Board Authority to Make Adjustments. Any adjustments under this Section 15 will be made by the Board of Trustees or the Committee, whose determina tion as to what adjustments, if any, will be made and the extent thereof will be final, binding and conclusive. No fractional shares will be issued under the Plan on account of any such adjustments.

16.               Merger, Consolidation, Asset Sale, Liquidation, etc.
                  ---------------------------------------------------
                  (a) General. In the event of any sale, merger, transfer or acquisition of the Trust or substantially all of the assets of the Trust in which the Trust is not the surviving entity, and provided that after the Trust shall have requested the acquiring or succeeding entity (or an affiliate thereof), that equivalent options shall be substituted and such successor entity shall have refused or failed to assume all options outstanding under the Plan or issue substantially equivalent options, then any or all outstanding options under the Plan shall accelerate and become exercisable in full immediately prior to such event. The Committee will notify holders of options under the Plan that any such options shall be fully exercisable for a period of fifteen (15) days from the date of such notice, and the options will terminate upon expiration of such notice.

                  (b) Substitute Options.  The Trust may grant options under the
                      ------------------
Plan in substitution for options held by employees of another entity who become employees of the Trust, or a subsidiary of the Trust, as the result of a merger or consolidation of the employing entity with the Trust or a subsidiary of the Trust, or as a result of the acquisition by the Trust, or one of its subsidiaries, of property or stock of the employing entity. The Trust may direct that substitute options be granted on such terms and conditions as the Board of Trustees considers appropriate in the circumstances.

17.               No Special Employment Rights.
                  ----------------------------
                  Nothing contained in the Plan or in any option shall confer upon any optionee any right with respect to the continuation of his or her employment by the Trust or interfere in any way with the right of the Trust at any time to terminate such employment or to increase or decrease the compensation of the optionee.

18.               Other Employee Benefits.
                  -----------------------
                  Except as to plans which by their terms include such amounts as compensation, the amount of any compensation deemed to be received by an employee as a result of the exercise of an option or the sale of shares received upon such exercise will not constitute compensation with respect to which any other employee benefits of such employee are determined, including, without limitation, benefits under any bonus, pension, profit-sharing, life insurance or salary continuation plan, except as otherwise specifically determined by the Board of Trustees.

19.               Amendment of the Plan.
                  ---------------------
                  (a) The Board of Trustees may at any time, and from time to time, modify or amend the Plan in any respect; provided, however, that if at any time the approval of the stockholders of the Trust is required under Section 422 of the Code or any successor provision with respect to Incentive Stock Options, the Board of Trustees may not effect such modification or amendment without such approval.

                  (b) The modification or amendment of the Plan shall not, without the consent of an optionee, affect his or her rights under an option previously granted to him or her. With the consent of the optionee affected, the Board of Trustees may amend outstanding option agreements in a manner not inconsistent with the Plan. The Board of Trustees shall have the right to amend or modify (i) the terms and provisions of the Plan and of any outstanding Incentive Stock Options granted under the Plan to the extent necessary to qualify any or all such options for such favorable federal income tax treatment (including deferral of taxation upon exercise) as may be afforded incentive stock options under Section 422 of the Code and (ii) the terms and provisions of the Plan and of any outstanding option to the extent necessary to ensure the qualification of the Plan under Rule 16b-3.

20.               Withholding.
                  -----------
                  (a) The Trust shall have the right to deduct from payments of any kind otherwise due to the optionee any federal, state or local taxes of any kind required by law to be withheld with respect to any shares issued upon exercise of options under the Plan. Subject to the prior approval of the Trust, which may be withheld by the Trust in its sole discretion, the optionee may elect to satisfy such obligations, in whole or in part, (i) by causing the Trust to withhold Beneficial Shares otherwise issuable pursuant to the exercise of an option or (ii) by delivering to the Trust Beneficial Shares already owned by the optionee. The shares so delivered or withheld shall have a Fair Market Value equal to such withholding obligation as of the date that the amount of tax to be withheld is to be determined. An optionee who has made an election pursuant to this Section 20(a) may only satisfy his or her withholding obligation with Beneficial Shares which are not subject to any repurchase, forfeiture, unfulfilled vesting or other similar requirements.

                  (b) The acceptance of Beneficial Shares upon exercise of an Incentive Stock Option shall constitute an agreement by the optionee (i) to notify the Trust if any or all of such shares are disposed of by the optionee within two years from the date the option was granted or within one year from the date the shares were issued to the optionee pursuant to the exercise of the option, and (ii) if required by law, to remit to the Trust, at the time of and in the case of any such disposition, an amount sufficient to satisfy the Trust's federal, state and local withholding tax obligations with respect to such disposition, whether or not, as to both (i) and (ii), the optionee is in the employ of the Trust at the time of such disposition.

                  (c) Notwithstanding the foregoing, in the case of a Reporting Person whose options have been granted in accordance with the provisions of
Section 3(b) herein, no election to use shares for the payment of withholding taxes shall be effective unless made in compliance with any applicable requirements of Rule 16b-3.

21.               Cancellation and New Grant of Options, Etc.
                  -------------------------------------------
                  The Board of Trustees shall have the authority to effect, at any time and from time to time, with the consent of the affected optionees, (i) the cancellation of any or all outstanding options under the Plan and the grant in substitution therefor of new options under the Plan covering the same or different numbers of shares and having an option exercise price per share which may be lower or higher than the exercise price per share of the cancelled options or (ii) the amendment of the terms of any and all outstanding options under the Plan to provide an option exercise price per share which is higher or lower than the then-current exercise price per share of such outstanding options.

22.               Effective Date and Duration of the Plan.
                  ----------------------------------------
                  (a)  Effective  Date.  The Plan shall  become  effective  when
                       ---------------
adopted by the Board of Trustees, but no Incentive Stock Option granted under the Plan shall become exercisable unless and until the Plan shall have been approved by the Trust's stockholders. If such stockholder approval is not obtained within twelve months after the date of the Board's adoption of the Plan, no options previously granted under the Plan shall be deemed to be Incentive Stock Options and no Incentive Stock Options shall be granted thereafter. Amendments to the Plan not requiring stockholder approval shall become effective when adopted by the Board of Trustees; amendments requiring shareholder approval (as provided in Section 21) shall become effective when adopted by the Board of Trustees, but no Incentive Stock Option granted after the date of such amendment shall become exercisable (to the extent that such amendment to the Plan was required to enable the Trust to grant such Incentive Stock Option to a particular optionee) unless and until such amendment shall have been approved by the Trust's stockholders. If such stockholder approval is not obtained within twelve months of the Board's adoption of such amendment, any Incentive Stock Options granted on or after the date of such amendment shall terminate to the extent that such amendment to the Plan was required to enable the Trust to grant such option to a particular optionee. Subject to this limitation, options may be granted under the Plan at any time after the effective date and before the date fixed for termination of the Plan.

                  (b) Termination.  Unless sooner  terminated in accordance with
                      -----------
Section 16, the Plan shall terminate upon the earlier of (i) the close of business on the day next preceding the tenth anniversary of the date of its adoption by the Board of Trustees, or (ii) the date on which all shares available for issuance under the Plan shall have been issued pursuant to the exercise or cancellation of options granted under the

Plan. If the date of termination is determined under (i) above, then options outstanding on such date shall continue to have force and effect in accordance with the provisions of the instruments evidencing such options.

23.               Governing Law.
                  -------------
                  The provisions of this Plan shall be governed and construed in accordance with the laws of the Commonwealth of Massachusetts.

                  Adopted by the Board of Trustees on December 6, 1996