Form 10-Q
period 1997-06-30
BRT REALTY TRUST
filed 1997-08-14
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

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

        Registrant's telephone number, including area code (516) 466-3100

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    8,384,801  Shares  of  Beneficial  Interest,
                   $3 par  value, outstanding on August 4, 1997

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                                                June 30,          September, 30
                                                                                 1997               1996
                                                                              (Unaudited)          (Audited)
Assets:
  Real estate loans - Note 3:
    Earning interest                                                          $ 37,055             $ 32,813
    Not earning interest                                                         4,326                5,905
                                                                              --------             --------
                                                                                41,381               38,718
    Less allowance for possible losses                                           6,447                7,773
                                                                              --------             --------
                                                                                34,934               30,945
                                                                              --------             --------
  Real estate assets:
    Foreclosed properties held for sale                                         47,081               48,438
    Investment in real estate venture                                            1,533                    -
                                                                              --------             --------
                                                                                48,614               48,438
    Less valuation allowance                                                     2,128                2,128
                                                                                 -----                -----
                                                                                46,486               46,310
                                                                              --------              -------
  Cash and cash equivalents                                                      2,990                6,209
  Investment in U.S. Government obigations and securities                        2,045                1,977
  Interest receivable                                                              399                  354
  Other assets                                                                   3,737                3,818
                                                                              --------             --------
          Total Assets                                                         $90,591              $89,613
                                                                               =======              =======

Liabilities and Shareholders' Equity
   Liabilities:
   Notes payable, Gould Investors L.P. (a related party)                      $      -             $  1,030
   Loans and mortgages payable, nonrecourse                                     24,677               25,391
   Accounts payable and accrued liabilities,
    including deposits of $1,586 and $1,524                                      2,657                2,300
                                                                              --------             --------
          Total Liabilities                                                     27,334               28,721
                                                                              --------             --------

Shareholders' Equity - Note 2:
  Preferred shares - $1 par value:
    Authorized 10,000 shares, - none                                                 -                    -
  Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
    issued - 8,932 and 8,969 shares                                             26,795               26,906
  Additional paid-in capital net of distribution of $5,171                      81,717               81,857
  Net unrealized gain on available-for-sale securities                             405                   17
  Accumulated deficit                                                          (41,007)             (45,249)
                                                                              --------             --------
                                                                                67,910               63,531
Cost of 546 and 244 treasury shares of beneficial interest                      (4,653)              (2,639)
                                                                              --------             --------
            Total Shareholders' Equity                                          63,257               60,892
                                                                              --------             --------
            Total Liabilities and Shareholders' Equity                         $90,591              $89,613
                                                                               =======              =======

                           See Accompanying Notes to Consolidated Financial Statements.


                                         BRT REALTY TRUST AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                     (In Thousands except for Per Share Data)

                                                                        Three Months Ended                Nine Months Ended
                                                                              June 30,                         June 30,
                                                                       1997              1996            1997             1996
                                                                      ------------------------           ----------------------
Revenues:
  Interest and fees on real estate loans                              $1,148           $1,022           $3,567           $3,511
  Operating income on real estate assets                               2,282            2,248            6,777            6,475
  Reversal of previously provided allowances                               -                -            1,300                -
  Other, primarily investment income                                      32               77              231              233
                                                                       -----            -----            -----            -----
          Total Revenues                                               3,462            3,347           11,875           10,219
                                                                       -----            -----           ------           ------

Expenses:
    Interest-notes payable and loans payable                              85              240               97            1,080
    Advisor's fee                                                        151              148              425              477
    General and administrative                                           541              646            1,707            2,098
    Operating expenses relating to real estate
     assets including interest on mortgages
     of $501 and $503 for the three month
     periods, and $1,506 and $1,459 for the
     nine month periods, respectively                                  1,552            1,643            4,992            5,241
   Depreciation and amortization                                         138               70              412              270
                                                                      ------          -------           ------            -----
           Total Expenses                                              2,467            2,747            7,633            9,166
                                                                       -----            -----            -----            -----

Income before gain on sale of foreclosed
    properties held for sale                                             995              600            4,242            1,053
Gain on sale of foreclosed properties held for sale                      -                  -                -              227
                                                                    --------          -------             ----          -------
           Net Income                                               $    995           $  600          $ 4,242           $1,280
                                                                    ========          =======          =======           ======

Calculation of net income applicable to common shareholders:
    Net income                                                      $    995           $  600           $4,242           $1,280
    Less: distribution on preferred stock                                  -               68                -              203
                                                                    --------           ------           ------           ------
    Net income applicable to common shareholders                    $    995           $  532           $4,242           $1,077
                                                                    ========           ======           ======           ======

Earnings per share of Beneficial Interest - Note 2:
  Primary
  Income before gain on sale of foreclosed properties
    held for sale applicable to common shareholders                    $0.12            $0.07            $0.50            $0.11
  Gain on sale of foreclosed properties held for sale                      -               -                -              0.03
                                                                       -----            -----        ---------            -----
  Net income applicable to common shareholders                         $0.12            $0.07            $0.50            $0.14
                                                                       =====            =====            =====            =====
  Fully Diluted                                                        $0.12            $0.07            $0.50            $0.14
                                                                       =====            =====            =====            =====
Weighted average number of common shares outstanding - Note 2:
    Primary                                                        8,461,477        7,734,577        8,573,111        7,512,329
                                                                   =========        =========        =========        =========
    Fully Diluted                                                  8,461,477        8,773,432        8,573,111        7,512,329
                                                                   =========        =========        =========        =========

             See Accompanying Notes to Consolidated Financial Statements.



                                         BRT REALTY TRUST AND SUBSIDIARIES
                                          STATEMENT OF ACCUMULATED DEFICIT
                                                    (Unaudited)
                                                  (In Thousands)

                                                                      Three Months Ended                 Nine Months Ended
                                                                           June 30,                          June 30,
                                                                      1997             1996              1997             1996
                                                                    -----------------------            ---------------------

  Accumulated deficit, beginning of period                          ($42,002)        ($46,815)        ($45,249)        ($47,495)
  Net income                                                             995              600            4,242            1,280
                                                                    --------         --------        ---------        ---------
  Accumulated deficit, end of period                                ($41,007)        ($46,215)        ($41,007)        ($46,215)
                                                                    ========         ========         ========         ========

           See Accompanying Notes to Consolidated Financial Statements


                                         BRT REALTY TRUST AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In Thousands)
                                                                                          Nine Months Ended
                                                                                               June 30
                                                                                         1997             1996
                                                                                         ----             ----
Cash flow from operating activities:
  Net income                                                                           $4,242            $1,280
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Reversal of prevously provided allowances                                         (1,300)                -
     Depreciation and amortization                                                        412               270
     Gain on sale of foreclosed properties                                                  -              (227)
     (Increase) decrease in interest receivable                                           (45)              203
     (Increase) decrease in prepaid expenses                                             (150)              229
     Increase (decrease) in accounts payable and accrued liabilities                      199              (312)
     Decrease (increase) in rent and other receivables                                     38               (46)
     Decrease in escrow deposits                                                          201                74
     Increase in deferred costs                                                          (274)             (417)
     Other                                                                                 33               125
                                                                                        -----               ---
Net cash provided by operating activities                                               3,356             1,179
                                                                                        -----             -----

Cash flows from investing activities:
  Collections from real estate loans                                                   10,355             8,075
  Proceeds from participating lenders                                                       -               125
  Additions to real estate loans                                                      (11,981)             (405)
  Repayments to participating lenders                                                  (1,000)                -
  Net costs capitalized to real estate owned                                             (786)           (1,259)
  Proceeds from sale of foreclosed properties                                             518             2,962
  Increase (decrease) in deposits payable                                                  62              (473)
  Decrease in investment in U.S. Government obligations                                   986                 -
  Purchase of marketable securities                                                      (667)                -
  Other                                                                                   (25)               72
                                                                                       -------               --
Net cash provided by (used in) investing activities                                    (2,538)            9,097
                                                                                       -------            -----

Cash flow from financing activities:
  Bank repayments                                                                           -           (16,900)
  Payoff/paydown of loan and mortgages payable                                         (1,744)             (599)
  Proceeds from mortgages payables                                                          -             4,800
  Exercise of stock options                                                                 -             1,408
  Repurchase of shares of beneficial interest, a portion of
    which were cancelled                                                               (2,265)                -
  Decrease in restricted cash                                                               -               419
  Other                                                                                   (28)             (221)
                                                                                          ---              ----
Net cash used in financing activities                                                  (4,037)          (11,093)
                                                                                       -------          --------
Net decrease in cash and cash equivalents                                              (3,219)             (817)
Cash and cash equivalents at beginning of period                                        6,209             7,385
                                                                                        -----             -----
Cash and cash equivalents at end of period                                             $2,990            $6,568
                                                                                       ======            ======

                           See Accompanying Notes to Consolidated Financial Statements.


                                         BRT REALTY TRUST AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In Thousands)


                                                                                          Nine Months Ended
                                                                                                June 30,
                                                                                         1997             1996
                                                                                         ----             ----
Supplemental disclosure of cash flow information:
         Cash paid during the period for interest expense                              $1,123            $2,789
                                                                                       ======            ======

Supplemental schedule of noncash investing and financing activities:
         Transfer of a nonearning real estate loan to
         foreclosed properties at fair value                                          $    13           $    34
         Recognition of allowance for previously
         provided losses                                                                   25             1,286
         Transfer of foreclosed property to an
         investment in a real estate venture                                            1,552                 -
         Recognition of valuation allowance
         upon sale of foreclosed properties                                                 -               332


















      See Accompanying Notes to Consolidated Financial Statements.


                       BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Basis of Preparation

            The accompanying interim unaudited consolidated financial statements as of June 30, 1997 and for the three and nine months ended June 30, 1997 and 1996 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results for the full year.

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

Note 2 - Shareholders' Equity

Per Share Data

            Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each period, after giving effect to dividends relating to the Trust's preferred stock. The preferred stock issued on September 14, 1993, is not considered a common stock equivalent for the purpose of computing primary earnings per share. The preferred stock was converted to shares of beneficial interest on a one for one basis on July 1, 1996. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the three and nine months ended June 30, 1997 and 1996, respectively.

            Fully diluted earnings per share of beneficial interest amounts are based on an increased number of common shares that would be outstanding assuming the exercise of common share options during each period and the conversion of preferred stock to shares of beneficial interest at the higher of the period end or average market price. The fully diluted per share computation for the three months ended June 30, 1996 is dilutive with the addition of 1,030,000 shares upon conversion of preferred stock and 8,855 shares, upon exercise of the common share options. The fully diluted computation is not materially dilutive for the three and nine months ended June 30, 1997, as well as the nine months ended June 30, 1996, and therefore not presented.

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

Note 3 - Real Estate Loans

            If all loans classified as non-earning were earning interest at their contractual rates for the three and nine months ended June 30,1997 and 1996, interest income would have increased by approximately $182,000 and $499,000 in the respective periods in 1997, and approximately $190,000 and $564,000 in the respective periods in 1996.

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations


Liquidity and Capital Resources

            The Trust engages in the business of making and participating in short term senior and junior real estate mortgages, secured by income producing property and to a lesser extent by unimproved real property. Repayments of real estate loans in the amount of $24,493,000 are due during the twelve months ending June 30, 1998, including $7,517,000 of which is due on demand. There presently exists a favorable environment for obtaining mortgage financing secured by real property and for selling real estate. Accordingly, prior to or at maturity, borrowers should be able to refinance and repay the indebtedness due to the Trust. However, the Trust cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

            Effective September 23, 1992, the Trust entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with five banks. On August 2, 1996, the Trust repaid in full its remaining debt obligation due under the Restated Credit Agreement. In October 1996 the Trust entered into a $25,000,000 credit facility with CS First Boston Mortgage Capital Corp. ("First Boston"). The facility, a revolving credit facility, permits the Trust to borrow, repay and re-borrow, provides for an interest rate, adjusted monthly, of prime plus 1% or Libor plus 3%, whichever is lower, and matures on October 17, 1998. The Trust has the right to extend the facility for two additional six-month periods for a fee of .25% with each extension. Borrowings under the credit facility are secured by specific receivables and real estate assets held by the Trust, and the credit agreement provides that the loan amount will never exceed 75% of the agreed value of the collateral.

            Repayment  in  full  of the  debt  due  under  the  Restated  Credit
Agreement terminated the prohibition on the Trust's ability to engage in mortgage lending activities, and therefore during the fiscal year ended September 30, 1997 ("Fiscal 1997") the Trust became active in making short term real estate loans. From the beginning of Fiscal 1997 through August 4, 1997, the Trust has funded new real estate loans of approximately $13,200,000 with available cash on hand and borrowings from First Boston of approximately $1,800,000. Commencing with the third quarter Fiscal 1997, the Trust realized the positive effects of these loans.

            During the nine months ended June 30, 1997, the Trust generated cash of $3,356,000 from operating activities and $9,355,000 from collections from real estate loans (net of repayments to participating lenders of $1,000,000). These funds in addition to cash on hand, were used primarily to fund real estate loans of $11,981,000, payoff a note payable to Gould Investors LP, a related party, of approximately $1,030,000, and purchase 339,139 shares of beneficial interest of the Trust at an approximate aggregate cost of $2,265,000.

            On July 2, 1996, the Trust's Board of Trustees authorized the purchase from time to time of up to 250,000 shares of beneficial interest of the Trust, and approved the purchase of an additional 250,000 shares on January 3, 1997. As of August 4, 1997, 392,522 shares have been purchased at an approximate aggregate cost of $2,574,000.

            The Trust intends to satisfy its liquidity needs from cash and liquid investments on hand, the credit facility with First Boston, interest received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

            Interest and fees on real estate loans increased to $3,567,000 and $1,148,000 for the nine and three months ended June 30, 1997 as compared to $3,511,000 and $1,022,000 for the nine and three months ended June 30, 1996. These increases of $56,000 and $126,000, respectively, were a result of interest earned on the origination of new loans, a majority of which was recognized during the three months ended June 30, 1997 and the receipt of additional interest during the first half of Fiscal 1997 of approximately $486,000 upon the payoff of two loans, one of which was non-earning. Payoffs and pay-downs of various earning real estate loans offset these increases.

            Operating income on real estate assets increased by $302,000 and $34,000 to $6,777,000 and $2,282,000 for the nine and three months ended June 30, 1997 from $6,475,000 and $2,248,000 for the comparable periods in the prior fiscal year. These increases were the result of an increase in occupancy and rental rates at various properties. Also, during the quarter ended March 31, 1997, the Trust received a real estate tax refund of approximately $106,000 as a result of a successful tax appeal. These increases were offset in part by the loss of rental income upon the sale of properties.

            During the nine months ended June 30, 1997 the Trust reversed previously provided allowances of $1,300,000, upon the payoff in full of two real estate loans. There were no comparable reversals during the nine-month period in Fiscal 1996.

            Interest expense on notes and loans payable decreased by $983,000 from $1,080,000 for the nine months ended June 30, 1996 to $97,000 for the comparable period in Fiscal 1997 and by $155,000 from $240,000 for the three months ended June 30, 1996 to $85,000 for the comparable prior year period. These decreases were a direct result of the continued reduction and the eventual payoff in August 1996 of the outstanding debt under the Restated Credit Agreement.

            The Advisor's fee decreased to $425,000 for the nine months ended June 30, 1997 from $477,000 for the comparable nine-month period in the prior fiscal year, a decrease of $52,000. This decrease was a result of a decrease in total invested assets, the basis on which the advisory fee is calculated.

            General and administrative expenses decreased by $391,000 from $2,098,000 for the nine months ended June 30, 1996 to $1,707,000 for the nine months ended June 30, 1997, and by $105,000 from $646,000 for the third quarter of Fiscal 1996 to $541,000 for the third quarter of Fiscal 1997. These decreases are primarily the result of the recognition during March 31, 1996 of approximately $187,000 of additional legal, accounting and investment-banking expenses incurred in connection with a potential transaction, which did not proceed beyond the negotiation stage. There has also been a reduction in the Trust's general overhead expenses.

            Operating expenses relating to real estate assets decreased by $249,000 and $91,000 from $5,241,000 and $1,643,000 for the nine and three months ended June 30, 1996 to $4,992,000 and $1,552,000 for the nine and three months ended June 30, 1997. These decreases were primarily due to the sale of foreclosed properties offset in part by a full period of operations of an office building in Fairway, Kansas, acquired during Fiscal 1996.

            Depreciation and amortization increased by $142,000 for the first nine months of Fiscal 1997 and $68,000 for the third quarter of Fiscal 1997. These increases were a result of the amortization of the deferred mortgage costs associated with the financing of real estate assets and the First Boston credit facility. The nine month increase was offset in part by the reclassification, effective January 1996, of a mixed use property located in Philadelphia, Pennsylvania from an asset held for the production of income to an asset held for sale, thereby no longer being depreciated.

            Gain on sale of foreclosed properties for the nine months ended June 30, 1996 was $227,000, with no comparable gain in the nine months ended June 30, 1997. It is the policy of the Trust to offer for sale all foreclosed property at prices which management believes represents fair value in the geographic area in which the property is located.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BRT REALTY TRUST
                                    Registrant




08/13/97                        /s/ Jeffrey Gould
Date                            Jeffrey Gould, President





08/13/97                        /s/ David W. Kalish
Date                            David W. Kalish, Vice President and
                                Chief Financial Officer