Form 10-K
period 1997-09-30
BRT REALTY TRUST
filed 1997-12-22
CIK 14846

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

                 For the fiscal year ended September 30, 1997

                                  or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required]

                        Commission file number 1-7172

                              BRT REALTY TRUST
                              ----------------
             (Exact name of  registrant as specified in its charter)

  Massachusetts                                            13-2755856
  -------------                                            ----------
(State or other jurisdiction                               (I.R.S. employer
of incorporation or organization)                          identification no.)

60 Cutter Mill Road, Great Neck, New York                    11021
-----------------------------------------                    -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code           516-466-3100
                                                             ------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
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

                             Yes  X         No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of voting stock of the registrant held by non-affiliates was approximately $40,651,000 as of December 5, 1997.

     As of December 5, 1997 the registrant had 8,159,350 Shares of Beneficial Interest outstanding (excluding treasury shares).

                    Documents Incorporated By Reference


PART III

Item 10 - Directors and Executive Officers             To be included in
          of the Registrant                            the Proxy Statement
                                                       to be filed pursuant
Item 11 - Executive Compensation                       to Regulation 14A
                                                       not later than
Item 12 - Security Ownership of Certain                January 28, 1998,
          Beneficial Owners and Management             except for information
                                                       concerning executive
Item 13 - Certain Relationships and Related            officers, which is
          Transactions                                 included in Part I.


PART IV - See Item 14.

                              PART I
Item l.  Business.

General

         BRT Realty Trust ("BRT" or the "Trust") is a real estate investment trust organized in 1972 under the laws of the Commonwealth of Massachusetts. Its primary business activity is to originate and hold for investment for its own account senior real estate mortgage loans secured by income producing real property or interests therein, and, to a lesser extent, junior real estate mortgage loans secured by income producing real property and senior mortgage loans secured by undeveloped real property. The Trust emphasizes loans with terms ranging from six months to three years to persons requiring short term funds for the acquisition of a property, for the purchase (normally at a discount) of a mortgage applicable to a property owned by the borrower, for rehabilitating a property or for converting an apartment house or commercial property to condominium or cooperative ownership. The Trust does not finance new construction.

         At September 30, 1997 ("Fiscal Year End") the Trust had $43,865,000 principal amount of loans outstanding, 89% of which were secured by properties located in New York City, Nassau and Suffolk counties in New York, New Jersey and Connecticut.

         The major portion of the mortgage loans originated and held by the Trust bear interest at a floating rate related to the prime rate and the interest rate adjusts when the prime rate changes. Since borrowings the Trust makes under its outstanding Credit Agreement (discussed below under the caption "Investment Policy") is related to prime or Libor, the Trust minimizes interest rate fluctuation risks. Interest on mortgage loans held by the Trust is payable monthly. The Trust receives an origination fee on all mortgage loans made by it and an extension fee in connection with the extension of most loans. These fees are paid at the time a loan is funded or extended. Origination and extension fees are taken into income on an accrual basis over the life of the commitment and/or the loan. If a loan is not taken by the borrower, the fee is recognized at the expiration of the commitment. A non-refundable processing fee is received on substantially all commitments.

         On occasion, the Trust will originate a participating mortgage loan. A participating mortgage loan provides for a floating interest rate which is somewhat less than the rate charged for short term mortgages, will be for a longer term (normally five years), and will provide for the Trust to participate in the incremental value of the property securing the loan either at the time of sale, refinancing or at maturity. A participating loan will usually be a first mortgage loan. The Trust also, on ocassion, may seek to enhance the yield on its mortgage investments by selling a senior participation in a mortgage loan in its portfolio at a positive spread. In the current fiscal year, the Trust intends to become more active in the origination of conventional first mortgage loans secured by income producing multi-family properties, and further intends to seek to enhance its yield on such mortgages by selling a senior participation in the mortgage loan to institutions, at a positive spread retaining the origination and processing fees and the servicing the mortgages.

         At Fiscal Year End the Trust's portfolio consisted of 56 mortgage loans totaling $37,909,000 in aggregate principal amount (net of allowances), representing 47% of the Trust's total assets. Non-earning loans, which total $3,835,000 at Fiscal Year End, are fully reserved. Of the principal amount of loans outstanding at Fiscal Year End, 85% represented first mortgage loans and 15% represented second mortgage and wrap-around loans. Substantially all of the mortgage loans originated by the Trust in the year ended September 30, 1997 ("Fiscal 1997") were first mortgage loans.

         Except for purchase money financing taken back in connection with the sale of real estate owned, including the sale of cooperative residential units, the Trust did not engage in any lending activities in Fiscal 1996 and Fiscal 1995 due to restrictions contained in a Restated Credit Agreement. The balance due under the Restated Credit Agreement was repaid in full in August 1996 affording the Trust the opportunity to become active once again in real estate lending activities.

         In Fiscal 1997 the Trust, in addition to originating mortgage loans, was engaged in managing its loan portfolio, supervising and maintaining real estate owned by the Trust (real estate acquired by the Trust in foreclosure actions or by deed in lieu of foreclosure) and leasing and selling real estate owned. Approximately, 30% of the Trust's total assets at Fiscal Year End or an aggregate of $24,357,000 (after valuation allowances) was represented by real estate assets. Approximately 25% of the Trust's net investment assets (either mortgages or real estate assets) related to cooperative apartments at Fiscal Year End.

         With respect to real estate which the Trust has taken back in foreclosure or deed in lieu thereof, it is the policy of the Trust to offer for sale all such real estate at prices which management believes represents fair value in the geographical area in which the property is located. If the Trust's management determines that it will not, in the near term, be able to sell a specific parcel of real estate at an acceptable price management may seek first mortgage financing secured by the specific parcel of real estate. In many instances, the Trust, through an independent contractor, has caused the property to be renovated, engaged in leasing activities, negotiated and completed the sale of real estate owned, (if the selling price is deemed acceptable by management) and provided purchase money financing in connection with the sale of real estate owned. It has been the experience of the Trust that in connection with the sale of cooperative apartments it is necessary in many instances for the Trust to provide purchase money financing on a competitive basis. In Fiscal 1997 the Trust disposed of real estate, other than cooperative apartments, having an aggregate net book value of $22,027,000, for an aggregate consideration of $22,714,000 resulting in a gain on sale of real estate of $687,000. During Fiscal 1997 the Trust sold shares (and related proprietary leases) in cooperative apartments resulting in net proceeds of approximately $672,000.

Investment Policy

         The Trust's current investment policy emphasizes short-term senior real estate mortgage loans secured by income producing real property and to a lesser extent junior real estate mortgage loans secured by income producing real property and senior real estate mortgage loans secured by undeveloped real property. Junior mortgage loans are subordinate to one or more prior liens. Junior mortgage loans placed by the Trust may be wrap-around loans which are subject to prior underlying mortgage indebtedness. In the case of a wrap-around mortgage loan, the principal amount on which interest payable to the Trust is calculated is the outstanding balance under the prior existing mortgage loan plus the amount actually advanced by the Trust under the wrap-around loan. The terms of a wrap-around loan normally requires that a borrower make principal and interest payments directly to the Trust and the Trust in turn pays the holder of the prior mortgage loan. It is not the present intent of the Trust management to cause the Trust to invest in any mortgages secured by property located outside the United States and Puerto Rico.

         The Trust has no fixed policy or limitation upon the amount or percentage of its assets which it may invest in a single mortgage loan. However, as a general business practice, the Trust does not make loans to one borrower where the amount involved exceeds 10% of the Trust's total assets. At Fiscal Year End the average loan originated in Fiscal 1997 was approximately $1,700,000.

     Loan approvals are based on site visits to the property by at least one of the Trust's officers, a title review of the underlying property, in-house property appraisals, a review of the financial statements of a prospective borrower, and final approval by a loan committee made up of the Trust's senior executive officers. The Trust does not require a property appraisal by an independent appraiser.

         The Trust uses its own capital for investing in mortgage loans. In addition it has arranged a credit facility to make funds available for real estate mortgage lending. In October 1996 the Trust entered into a revolving credit facility ("Credit Agreement") with CS First Boston Mortgage Capital Corp. ("First Boston"), which provides that the Trust may borrow a maximum of $25,000,000 on a revolving basis, i.e., funds can be borrowed, repaid and borrowed again. The credit facility matures October 17, 1998 and the Trust has the right to extend the loan for two additional six month periods upon 30-days prior notice and the payment of a 1/4 of 1% commitment fee. No new borrowings may be made during the second extension period. The Trust has the right to reduce the availability under the Credit Agreement to $15,000,000 and First Boston has the right to lower the commitment to $20,000,000 under limited circumstances.

         The Trust pays a commitment fee to First Boston of 1/2 of 1% of the difference between the daily average outstanding loan balance and the commitment amount. If the loan balance is less than $14,000,000, $2,084 per month is added to the commitment fee. Borrowings under the Credit Agreement bear interest at the lower of Libor plus 3% or prime plus 1%, adjusted monthly. The loan is collateralized by specific receivables and the Trust's equity in specific real property and the loan amount can never exceed 75% of the agreed upon collateral amount. The Trust, at any time, can substitute collateral for pledged collateral. Most of the subsidiaries of the Trust have guaranteed the loan. The Trust is required to maintain a $50,000,000 tangible net worth and the Credit Agreement also provides that the net worth of the Trust minus the net worth of any non-guaranteeing subsidiary must exceed $40,000,000. The Credit Agreement prohibits the Trust from obtaining recourse financing but it is permitted to obtain non-recourse mortgage financing.

         As of September 30, 1997 there were no amounts outstanding under the Credit Agreement.

         The mortgage loans in which the Trust invests are not ordinarily insured or guaranteed. In the event of a default by the Borrower on a mortgage loan, the Trust will have to foreclose the mortgage or protect its investment through negotiations with the borrower and or other interested parties which may involve further cash outlays. Further, during a mortgage foreclosure proceeding the Trust will usually not receive interest payments under its mortgage. Foreclosure proceedings in certain jurisdictions, including New York State, can take a considerable period of time (up to two years in many instances). In addition, if the Trust's borrower files for protection under the federal bankruptcy laws during the foreclosure process delays may be greater than two years. In the usual foreclosure proceeding, the Trust will seek to have a receiver appointed by the Court to preserve the rental income stream and the maintenance of the property. At the conclusion of the foreclosure process (after the property is sold at auction to a third party purchaser or bought in by the Trust) the amounts collected by the receiver, less costs and expenses of operating the property and the receiver's fees, are paid over to the Trust.

         The mortgages securing the Trust's mortgage loans may in certain circumstances be subordinate to mechanics liens or governmental liens and in instances in which the Trust invests in junior mortgage loans or wrap-around loans to liens of senior mortgages. At Fiscal Year End approximately 15% of the Trust's real estate mortgages were represented by junior or wrap-around mortgage loans. In the event the underlying asset value is not sufficient to satisfy both the senior and junior lienholder, the junior lienholder could lose all or a portion of its investment. In certain cases, the Trust may find it advisable to make additional payments in order to maintain the current status of prior liens or to discharge them entirely or to make working capital advances to support current operations. It is possible that the total amount which may be recovered by the Trust in cases in which it holds a junior lien may be less than its total investment less allowances for possible losses.


Current Loan Status

         As of September 30, 1997 the Trust had 56 mortgage loans in its mortgage portfolio, totaling $43,865,000 in aggregate principal amount (including $3,835,000 of non-earning loans, all of which are fully reserved) and $37,909,000 after allowances for possible losses. In Fiscal 1997 $11,278,000 of outstanding loans were repaid. The three largest mortgage loans outstanding, after allowances for possible losses, represent 10.47%, 8.4%, and 8.27%, respectively of the Trust's total assets. No other mortgage loan accounted for more than 6.79% of the Trust's total assets at Fiscal Year End. The mortgage loan which accounted for 10.47% of mortgage loans outstanding as of September 30, 1997 was repaid in full subsequent to year end.


    Information   regarding  the  Trust's  mortgage  loans  outstanding  at
September 30, 1997:

                                                        Not               No.
                                           Earning    Earning   Prior     of
                                    Total  Interest   Interest  Liens    Loans
                                              (Amounts in thousands)
First Mortgage Loans:
Long-term:
 Residential                         $ 756   $ 756     $  -     $   -     22
Short-term (five years
  or less):
  Shopping centers/retail           13,035  11,574    1,461         -     12
  Industrial  buildings              3,568   3,568        -         -      2
  Office buildings                   6,998   6,998        -         -      3
  Residential
   (multiple family units)           9,623   9,623        -         -      9
  Hotel                              1,105   1,105        -         -      1
  Unimproved Land                    1,918       -    1,918         -      1
  Miscellaneous                        487     487        -         -      2
Second Mortgage Loans:
 Residential
   (multiple family units)           3,969   3,968        1    14,349      2
Wraparound mortgages                 2,406   1,951      455     3,285      2
                                     -----   -----    -----    ------     --
                                   $43,865 $40,030   $3,835   $17,634     56
                                   ======= =======   ======   =======     ==


         At Fiscal Year End the Trust had an allowance for possible losses on its real estate mortgage loans of $5,956,000 compared to an allowance of $7,773,000 at September 30, 1996. In determining the allowance for possible loan losses, the Trust takes into account numerous factors including a market evaluation of the underlying collateral, the underlying property's estimated cash flow during the projected holding period and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less estimated selling costs. The Trust also takes into account the extent of liquidity in the real estate industry, particularly in the New York metropolitan area, where approximately 89% of the portfolio is located. Management reviews the loan portfolio on a quarterly basis to determine if allowances are needed.

         When a mortgage loan is in default, the Trust may acquire the underlying property through foreclosure or may take other legal action as is necessary to protect its investment. In negotiated workouts the Trust seeks to acquire title to a property and in certain cases affords the borrower the opportunity to reacquire the property at a fixed price over a specified period of time.

Real Estate Assets

         The materially important real property owned by the Trust (materially important meaning property with a book value amounting to 10% or more of the total assets of the Trust) consists of the following at Fiscal Year End:

         Dover, Delaware - A 474,000 square foot enclosed facility owned in fee, containing approximately 249,000 square feet of retail space and 225,000 square feet of office space located on approximately 58 acres. The total site contains approximately 90 acres. The property is located on Route 113 approximately two miles from the state capital complex. In addition to the enclosed (former shopping mall) facility there are 5 free standing buildings on the property (one of which containing 24,000 square feet is vacant except for a month to month tenancy for a small portion of the space) containing approximately 55,000 square feet of rentable space. The Trust has converted the two "anchor" locations at this center to office space and has entered into a 10 year lease expiring December 31, 2004 (with options to renew totalling ten years) with a major insurance company for approximately 68,613 square feet of space, and a 10 year lease expiring March 31, 2005 (with options to renew totalling ten years) with a major bank for 79,000 square feet of space. The renovation for the insurance company was substantially completed in December, 1994, and for the banking entity in May, 1995. Each of the two tenants at the "anchor" locations has an option to expand their space and a right to early termination. If the insurance company exercises its early termination right, which it can do at any time, the tenant must pay to BRT an amount equal to the rentals due to the lease expiration date, discounted to present value. The bank has an early termination right, during its sixth lease year only. If the bank exercises its early termination right, it must pay to BRT a specified termination fee. No other tenant occupies ten percent or more of the rentable space at this facility. The Trust has been converting this facility to a corporate center and mall. Although the Trust does not have any proposal or plans to renovate, improve or develop the property, it will construct a new building on the property or renovate mall space at the Center in order to lease to a qualified tenant. Tenants occupying outparcels at the property include a Bridgestone/Firestone auomotive center, a day care center, the Delaware National Guard and a credit union. There is no major retail tenant at the property.

         In the opinion of management the property is adequately covered by insurance.

         The occupancy rate of this property (including the five free standing buildings) since the Trust acquired title to this property in October 1993 and the effective annual rental per square foot is as follows:

         Fiscal Year End                                   Base Rental per
         September 30,               Occupancy Rate     square foot occupied
         -------------               --------------     --------------------

         1994                            38%                       $5.07
         1995                            53%                       $5.08
         1996                            63%                       $6.38
         1997                            66%                       $5.61

         The schedule of lease expirations for each of the next ten fiscal years for this property (including the five outparcels) is as follows:


            # of Tenants whose   Total Area    Annual Base   % of Gross Annual
              leases expire*       Covered       Rental         Base Rental
              --------------       -------       ------         -----------

Fiscal
1998                30             105,793       627,333          37.2
1999                 3               4,039        25,098           1.5
2000                 3              10,040       128,365           7.6
2001                 1               3,500        48,125           2.9
2002                 1               2,500        20,000           1.2
2003                 1              18,271        82,318           4.9
2004                 0                   -             -             -
2005                 2             147,613       754,889          44.7
2006                 0                   -             -             -
2007                 0                   -             -             -

         *All information provided assumes that the two major anchor tenants who occupy a total of 147,613 square feet do not exercise their right to terminate prior to lease expiration. Fiscal 1998 includes all month to month tenants and tenants occupying space under short term leases. Landlord has converted many tenants to month to month tenancies and entered into short term leases to provide it with the flexibility to assemble large blocks of space for larger users of space.

         Since this property is held for sale it is not being depreciated for accounting purposes.

         The realty tax rate in Dover is based on applying four mil rates to the assessed valuation. Real estate taxes with respect to this property were $156,200 for the last tax year.

         In July 1995 two separate but related loans aggregating $9,250,000 were closed with respect to this property; one loan in principal amount of $6,000,000 is collateralized by a first mortgage on the building occupied by the insurance company (an additional $1,000,000 can be drawn down for tenant improvements if the insurance company exercises any of its expansion options) and the other loan in the principal amount of $3,250,000 is collateralized by the facility leased to the bank. Both loans are cross collateralized and are secured by a negative pledge on the balance of the property and a mortgage on the balance of the mall. The loans mature on July 1, 2005, provide for a fixed interest rate of 8.07% and provide an amortization schedule intended to fully amortize the loan over the ten year period. The principal balance due on these mortgages at September 30, 1997 was $8,042,000. The Borrower may prepay this mortgage loan, in full or in part at any time provided that the Borrower pays a prepayment premium calculated to give the Lender a specified yield to maturity (discounted to present value).

         The following sets forth information concerning other real estate owned by the Trust (such real estate not being materially important) as of September 30, 1997:

         Rock Springs, Wyoming - A 151,105 square foot shopping center, consisting of 138,191 square feet of retail space (30 retail stores), 12,914 square feet of office space, a free standing restaurant and a free standing film kiosk. The Trust holds a leasehold interest in this property subject to a first leasehold mortgage which matures on November 1, 2000 and provides for interest at the rate of 8.44% per annum. At September 30, 1997 there was a principal balance of $1,298,000 due on the leasehold mortgage and on the maturity date there will be $548,000 due thereon. The retail space was approximately 99% occupied and the office space was approximately 82% occupied at Fiscal Year End.

         Hoboken, New Jersey - A 32,500 square foot parcel of undeveloped land. The property is leased to a parking lot operator under a 10 year lease. The lease contains provisions for early termination upon development of the property. The property is owned free and clear of mortgages. In March, 1996 the Trust contributed the real estate to a joint venture which intends to develop on this site and adjacent sites a 300 unit apartment complex containing a 560 car garage. The Trust has a 41% interest in the joint venture and may be required to contribute up to an additional $1,500,000 to the development project. The other joint venturers have contributed $1,200,000, and may be required to contribute up to an additional $3,000,000. The total cash requirement of the project is estimated to be $50,000,000, of which $42,000,000 will be provided by construction and take out permanent financing. The joint venture is currently negotiating with construction lenders. There can be no assurance that construction financing will be obtained, that the property will be developed pursuant to plan and that once developed it will have a positive cash flow.

         Montreal, Canada - The Trust owns fee title to a parcel of land in downtown Montreal, free and clear of mortgages. The property, improved with a 23 story office building, is net leased for a term expiring in 2061. Subsequent to September 30, 1997, the property was sold to an unaffiliated entity resulting in a nominal gain to the Trust.

         New York, New York - Two six story residential buildings located on West 172nd Street in Manhattan, New York, containing 82 apartments and 13 grade level retail stores with 9,264 square feet of retail space. This property is leased under a net lease which expires in 2015. In July, 1996 a $2,250,000 first mortgage loan secured by the Trust's fee position was closed with respect to this property. The mortgage matures on August 1, 2001, provides for an interest rate of 8.75% and amortizes over a 25 year period. At Fiscal Year End there was a principal balance of $2,222,000 due on this mortgage and at maturity there will be $2,093,000 due thereon.

         At September 30, 1997, the Trust owned 519 cooperative apartment units in 5 separate projects, 2 of which containing 155 units are located in Nassau County, New York, 1 containing 117 units is located in Manhattan, 1 containing 246 units located in Queens, New York and 1 unit is located in Suffolk County, New York. Since the market for the sale of cooperative apartment units in New York City and Long Island is very competitive, the Trust's policy is to lease the units owned by it with a number of selective units at some locations being held vacant for sale. At September 30, 1997 94% of the units were occupied. Since September 30, 1997, the Trust has sold 250 cooperative apartment units, including the sale in bulk of the 246 units located in Queens, New York. The 246 units, a second mortgage and an unsecured note receivable held by the Trust from the cooperative corporation, were sold subsequent to Fiscal Year End resulting in a gain of approximately $2,000,000.

Competition

         With respect to the Trust's real estate lending activities, it competes for acceptable investments with other REIT's, commercial banks, savings and loan associations, conduits, pension funds and mortgage banking firms. Competition for mortgage loans is highly competitive, with lenders competing on rate, fees, term and service. With respect to real estate acquired by foreclosure and held for sale, the Trust competes for tenants and potential purchasers of such properties with owners of comparable real property in the areas in which the properties are located. With respect to the cooperative units owned by the Trust, there is a great deal of competition for purchasers and, pending the sale of cooperative units, the Trust rents out substantially all the units for terms of up to two years. At present, the apartment rental market in the areas in which the Trust owns cooperative apartments is satisfactory and the sale market has been improving.

Employees

         The Trust has eight full-time employees. In addition, it has entered into an agreement with REIT Management Corp. ("REIT") pursuant to which REIT acts as its advisor. At the present time, REIT, subject to supervision of the Board of Trustees, administers the Trust's portfolio of mortgages receivable, engages in negotiations in workout situations with respect to non-earning loans and supervises and provides support services in litigation activities. REIT also supervises the maintenance, leasing, sale and/or financing of real estate owned by the Trust. In addition, REIT participates in originating, investigating and evaluating investment opportunities. Reference is made to the Trust's Proxy Statement to be filed pursuant to Regulation 14A for information concerning the amount and method of computing REIT's fee.

         In Fiscal 1996 and 1997, the Trust engaged entities, including entities affiliated with REIT, to manage properties acquired by the Trust in foreclosure or deed in lieu of foreclosure. The management services include, among other things, rent billing and collection, accounting, maintenance, contractor negotiation, construction management, sales and leasing and mortgage brokerage. In management's judgment the fees paid to REIT and entities affiliated with REIT are competitive with or less than fees that would be charged for comparable services by unrelated entities.

                      EXECUTIVE OFFICERS OF REGISTRANT

      The following sets forth the executive officers of the Trust. The business history of officers who are also Trustees will be provided in the Trust's proxy statement to be filed pursuant to Regulation 14A not later than January 28, 1998.

Name                                   Office

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

Nathan Kupin                           Senior Vice President; Trustee

Matthew J. Gould (*)                   Senior Vice President

David  W. Kalish                       Vice President; Chief
                                       Financial Officer

Karen A. Till                          Vice President, Financial

Mark H. Lundy                          Vice President

Joshua D. Gleiber                      Vice President

Seth Kobay                             Vice President; Treasurer

         (*)Fredric H. Gould is Jeffrey A. and Matthew J. Gould's father.

         Jeffrey A. Gould (age 32) has been President of the Trust since March, 1996 and was Executive Vice President and Chief Operating Officer from March, 1994 to March, 1996. For approximately five years prior to March, 1994 Mr. Gould was a Vice President of the Trust. In June, 1989 Mr. Gould became a Vice President of One Liberty Properties, Inc. a real estate investment trust engaged in the ownership of "net leased" real property. He is also a Senior Vice President of Georgetown Partners, Inc., managing general partner of Gould Investors L.P.

     Simeon Brinberg (age 64), has been Secretary of the Trust since February, 1983 and Senior Vice President since November, 1988. From 1961 to September, 1988 he was a partner in the law firm of Bachner, Tally, Polevoy, Misher & Brinberg and its predecessor. In October, 1988 Mr. Brinberg became an officer of BRT and a Vice President of Georgetown Partners, Inc. In June, 1989 he became a Vice President of One Liberty Properties, Inc. Mr. Brinberg is a director of Witco Corporation.

         Eugene J. Keely (age 62) has been a Vice President of the Trust since May 1983.

         Matthew J. Gould (age 38) has been President and Chief Operating Officer of One Liberty Properties, Inc. since June, 1989. He has been a Vice President of the Trust since 1986 and became a Senior Vice President in March 1993. He is President of Georgetown Partners, Inc. since March 1996 and was a Vice President from 1986 to 1996. In addition, Mr Gould has been a Vice President of REIT Management Corp., the Trust's advisor, since 1986, and a Vice President of Majestic Property Management Corp. and related entities engaged in real property management and leasing since 1986.

     David W. Kalish (age 50) has been a Vice President and Chief Financial Officer of the Trust since June, 1990. He has also been Vice President and Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June, 1990. For more than five years prior thereto, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company, and its predecessors.

         Karen A. Till (age 35) has been a Vice President of the Trust since April 1994. For more than four years prior thereto, Ms. Till, a certified public accountant, was employed by Gould Investors L.P. in an accounting capacity.

     Mark Lundy (age 35) has been a Vice President of the Trust since 1993. He has been Secretary of One Liberty Properties, Inc. since June, 1993 and a Vice President of Georgetown Partners, Inc. since July, 1990. Mr. Lundy is a member of the bars of New York and Washington, D.C.

         Joshua D. Gleiber (age 30) has been a Vice President of the Trust since March 1996. From October 1991 to February 1996 Mr. Gleiber was employed by Euram Management Inc., a subsidiary of ABN AMRO Bank N.V., engaged in asset management of the commercial real estate owned portfolio.

         Seth Kobay (age 43) has been Vice President and Treasurer of BRT since March 1994. In addition, Mr. Kobay, a certified public accountant, has been the Vice President of Operations of Georgetown Partners, Inc. for more than the past five years.

Item 2.  Properties.

         The Trust's executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where it currently occupies approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building in which the executive offices are located is owned by an affiliate of Gould Investors L.P. The Trust contributed $79,900 to the annual rent in Fiscal 1997.

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

          Fiscal Year Ended September 30,      High           Low
                    1997

         First Quarter                        6 5/8             5 7/8
         Second Quarter                       7 7/8             6 3/8
         Third Quarter                        7 3/4             6 5/8
         Fourth Quarter                       9 3/16            7 1/8



                  1996

         First Quarter                        4 1/2             4 1/8
         Second Quarter                       5 1/8             4 1/8
         Third Quarter                        5 1/8             4 3/8
         Fourth Quarter                       6 1/4             4 7/8


         As of December 5, 1997 there were approximately 1,800 holders of record of the Trust's Beneficial Shares.

         The Trust did not declare any cash distributions to common shareholders during the years ended September 30, 1996 and 1997. In the year ended September 30, 1996 the Trust paid $203,000 as dividends on 1,030,000 shares of preferred stock. The preferred stock, owned by Gould Investors L.P., a related party, was converted into 1,030,000 Beneficial Shares on July 1, 1996.

         The Trust qualifies as a real estate investment trust for Federal income tax purposes. In order to maintain that status, it is required to distribute to its shareholders at least 95% of its annual taxable income. Management believes that as a result of accumulated tax losses the Trust will not be required to make cash distributions to maintain its real estate investment trust status until its accumulated tax losses have been fully used or shall expire. Management does not expect that accumulated tax losses will be fully used for a number of years and they do not begin to expire until 2005. The resumption of cash distributions and the amount and timing of future distributions, if any, will be at the discretion of the Board of Trustees and will depend upon the Trust's financial condition, earnings, business plan, cash flow and other factors. The Credit Agreement with First Boston provides that prior to payment of cash distributions on Beneficial Shares the Trust must give advance notice to First Boston and certify that payment of such distributions will not breach the Trust's net worth covenant.

Item 6.  Selected Financial Information

         The following table, not covered by the report of the independent auditors, sets forth selected historical financial data of the Trust for each of the fiscal periods in the five years ended September 30, 1997. This table should be read in conjunction with the detailed information and financial statements of the Trust appearing elsewhere herein.


                                               Fiscal Years Ended
                                                 September 30,
                                --------------------------------------------
                                1997      1996     1995       1994      1993
                                ----      ----     ----       ----      ----
                                (In thousands, except for per share amounts)


Operating statement data:
Total revenues                $17,155    $13,556   $16,637   $20,530   $18,003
Provision for possible
 loan losses                        -          -     1,021     4,340     3,111
Provision for
 valuation adjustment               -          -       178       993     3,388
Income (loss) before
 gain on sale of fore-
 closed properties held
 for sale                       6,646      1,776      (522)   (1,312)   (4,254)
Net income (loss)               7,333      2,246     2,974       195    (4,068)
Calculation of net income
   (loss) applicable to common
   shareholders:
Net income (loss)               7,333      2,246     2,974       195    (4,068)
Less: distributions
   on preferred stock               -        203       270       270        12
Net income (loss)
   applicable to common
   shareholders                 7,333      2,043     2,704       (75)   (4,080)
Income (Loss) per
   beneficial share-
   Primary                        .86        .26       .37      (.01)     (.56)
   Fully diluted                  .86        .26       .35      (.01)     (.56)

Balance sheet data:
  Total assets                 80,315     89,613   104,515   131,467   162,217
Earning real
   estate loans (1)            40,030     32,813    43,456    67,156    95,353
Non-earning real
   estate loans (1)             3,835      5,905     7,154    10,268    26,750
Real estate assets (1)         24,706     48,438    53,389    55,376    51,162
Notes payable- banks                -          -    22,900    66,192    92,785
Loans and mortgages
    Payable                    11,562     25,391    20,756     6,671    10,308
Shareholders' equity           66,537     60,892    57,728    55,024    55,099


(1) Earning and non-earning loans and real estate owned are presented without deduction of the related allowance for possible losses or valuation allowance.

Item   7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Liquidity and Capital Resources

            The Trust engages in the business of originating and holding for investment senior real estate mortgages, secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property and senior mortgage loans secured by unimproved real property. The Trust's investment policy emphasizes short-term mortgage loans. Repayments of real estate loans in the amount of $25,036,000 are due during the twelve months ending September 30, 1998 ("Fiscal 1998"), including $6,678,000 of which is due on demand. There presently exists a favorable environment for obtaining mortgage financing secured by real property and for selling real estate. Accordingly, prior to or at maturity, borrowers should be able to refinance and repay the indebtedness due to the Trust. However, the Trust cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

            In October 1996 the Trust entered into a $25,000,000 credit facility with CS First Boston Mortgage Capital Corp. ("First Boston"). The facility, a revolving credit facility, permits the Trust to borrow, repay and borrow again. Interest is charged on the outstanding principal balance at the lower of prime plus 1% or Libor plus 3% adjusted monthly and matures on October 17, 1998. The Trust has the right to extend the facility for two additional six-month periods for a fee of .25% with each extension. The Trust can use funds borrowed under this facility for any corporate purpose, the primary of which is lending. Borrowings under the credit facility are secured by specific receivables and real estate assets held by the Trust, and the credit agreement provides that the loan amount will never exceed 75% of the agreed value of the collateral. There was no balance outstanding under the credit facility at September 30, 1997.

            During the twelve months ended September 30, 1997, the Trust generated cash of $7,369,000 from operating activities, $22,961,000 from the sale of real estate owned, and $10,278,000 from collections from real estate loans (net of repayments to participating lenders of $1,000,000). These funds in addition to cash on hand, were used primarily to fund real estate loans of $15,353,000, payoff a note payable and mortgages payable on real estate sold of $14,859,000, and purchase 356,820 shares of beneficial interest of the Trust at an approximate aggregate cost of $2,397,000.

            The Trust's Board of Trustees authorized the purchase from time to time of up to 750,000 shares of beneficial interest of the Trust. Through September 30, 1997, 409,571 shares have been purchased at an approximate aggregate cost of $2,701,000. From October 1, 1997 through December 31, 1997 an additional 208,402 shares have been purchased at an aggregate cost of $1,700,000.

            There will be no effect on the Trust's liquidity relating to the year 2000 issue because during the last quarter of the 1997 fiscal year the Trust acquired computer hardware and software to handle the companies accounting and real estate management. The computer software is capable of handling all issues relating to the year 2000.

            The Trust will satisfy its liquidity needs from cash and liquid investments on hand, the credit facility with First Boston, interest received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

1997 vs. 1996

            Interest and fees on real estate loans increased to $4,877,000 for the year ended September 30, 1997 as compared to $4,516,000 for the year ended September 30, 1996. The increase of $361,000 was primarily a result of interest earned on the origination of new loans and the receipt of additional interest during the first half of Fiscal 1997 of approximately $486,000 upon the payoff of two loans, one of which was non-earning. Payoffs and pay-downs of various earning real estate loans offset these increases.

            Operating income on real estate assets decreased by $95,000 to $8,590,000 for Fiscal 1997 from $8,685,000 for the comparable period in the prior fiscal year. This decrease was the result of the loss of rental income upon the sale of properties offset in part by an increase in occupancy and rental rates at various properties and the receipt of a real estate tax refund of approximately $106,000 as a result of a successful tax appeal.

            During fiscal year ended September 30, 1997 the Trust reversed previously provided allowances of $1,300,000 upon the payoff in full of two real estate loans and realized $2,105,000 from previously written off provisions. There were no comparable transactions during Fiscal 1996.

            Interest expense on notes and loans payable decreased by $984,000 from $1,134,000 for the year ended September 30, 1996 to $150,000 for Fiscal 1997. This decrease was a direct result of the continued reduction and the eventual payoff in August 1996 of the outstanding debt under the Trust's old credit agreement.

            The Advisor's fee decreased to $559,000 for Fiscal 1997 from $615,000 for Fiscal 1996, a decrease of $56,000. This decrease was a result of a decrease in total invested assets, the basis on which the advisory fee is calculated.

            General and administrative expenses decreased by $410,000 from $2,666,000 for the fiscal year ended September 30, 1996 to $2,256,000 for the fiscal year ended September 30, 1997. This decrease is primarily the result of the recognition during Fiscal 1996 of approximately $187,000 of additional legal, accounting and investment-banking expenses incurred in connection with a potential transaction, which did not proceed beyond the negotiation stage. There has also been a reduction in the Trust's general overhead expenses.

            Operating expenses relating to real estate assets decreased to $6,732,000 for Fiscal 1997 from $6,937,000 for the fiscal year ended September 30, 1997 a decrease of $205,000. This decrease was primarily a result of the sale of foreclosed properties.

            Depreciation and amortization increased by $384,000 for the fiscal year ended September 30, 1997. This increase was a direct result of the amortization of the remaining deferred mortgage costs associated with the sale of various real estate assets.

            Gain on sale of foreclosed properties for Fiscal 1997 was $687,000 as compared to $470,000 during Fiscal 1996. It is the policy of the Trust to offer for sale all foreclosed property at prices which management believes represents fair value in the geographic area in which the property is located.

1996 vs. 1995

         Interest and fees on real estate loans decreased to $4,516,000 for Fiscal 1996 as compared to $7,862,000 for Fiscal 1995. This decrease of $3,346,000 was primarily due to a decrease in earning real estate loans as a result of payoffs (including the payoff in Fiscal 1995 of three participating loans, one of which produced additional interest of approximately $1,000,000), recognition of interest earned of approximately $400,000 upon settlement, after litigation, of a junior interest in a pool of mortgages and a property securing a real estate loan becoming real estate owned.

         Operating income on real estate owned increased by $471,000 to $8,685,000 for the year ended September 30, 1996 as compared to $8,214,000 for the comparable period in the prior fiscal year. This increase was principally the result of income generated from an office building in Fairway, Kansas, acquired by deed in lieu of foreclosure in October 1995 and an increase in rental income at the Dover, Delaware property,(acquired in foreclosure)as a result of improved occupancy directly attributable to the conversion of this property from a regional mall to an office park, offset in part by the sale of a number of properties.

         Interest expense decreased by $4,052,000 to $1,134,000 for the year ended September 30, 1996 from $5,186,000 for the year ended September 30, 1995 due to the continuing decrease and the eventual payoff of outstanding bank debt in August 1996.

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

         General and administrative expenses decreased by $305,000 from $2,971,000 for the year ended September 30, 1995 to $2,666,000 for the year ended September 30, 1996. This decrease is primarily the result of a decrease in the Trust's executive compensation and related expenses due to a reduction of staff. This decrease was offset in part by the recognition during Fiscal 1996 of approximately $187,000 of additional legal, accounting and investment banking expenses incurred in connection with a potential transaction which did not proceed beyond the negotiation stage.

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



     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                  PART III

   Items 10, 11, 12 and 13 will be included in the Trust's proxy statement to be filed pursuant to Regulation 14A not later than January 28, 1998.

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

     21. Subsidiaries - Each subsidiary is 100% owned by the Trust. Exhibit 21 is filed with this Form 10-K.

     27. Financial Data Schedule - Filed with electronic filing.

         (b) Reports on Form 8-K:

   Form 8-K dated September 2, 1997 was filed on September 2, 1997 to reflect the election of David Herold to the Trust's Board of Trustees. Form 8-K dated November 28, 1997 was filed on December 1, 1997 to report the disposition of a property, and a Form 8 amending said Form 8-K was filed on December 18, 1997.

         (c) Exhibits - See Item 14(a) 3., above.

         (d) See Item 14(a) 2., above.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BRT REALTY TRUST

Date:  December 22, 1997             By: (S) Jeffrey A. Gould
                                        ---------------------
                                        Jeffrey A. Gould
                                        President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                           Title                          Date

 (S) Fredric H. Gould        Chairman of the Board           December 22, 1997
 --------------------
Fredric H. Gould             (Principal Executive
                              Officer)

---------------------        Trustee                         December 22, 1997
Patrick J. Callan

(S) Arthur Hurand            Trustee                         December 22, 1997
----------------------
Arthur Hurand

(S) Gary Hurand              Trustee                         December 22, 1997
----------------------
Gary Hurand


(S) David Herold             Trustee                         December 22, 1997
----------------------
David Herold

(S) Nathan Kupin             Trustee                         December 22, 1997
----------------------
Nathan Kupin


(S)Herbert C. Lust           Trustee                         December 22, 1997
----------------------
Herbert C. Lust II


----------------------
Marshall Rose                Trustee                         December 22, 1997


(S) David W. Kalish
----------------------
David W. Kalish              Vice President                  December 22, 1997
                            (Principal Financial
                            and Accounting Officer)

                         Annual Report on Form 10-K
                        Item 8, Item 14(a)(1) and (2)

     Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules September 30, 1997

The following consolidated financial statements of BRT Realty Trust are included in Item 8:

                                                          Page No.

Report of Independent Auditors                              F-1

Consolidated Balance Sheets as of September 30,
   1997 and 1996                                            F-2

Consolidated Statements of Income for the
  three years ended September 30, 1997, 1996 and 1995       F-3

Consolidated Statements of Shareholders' Equity
  for the three years ended September 30, 1997,
  1996 and 1995                                             F-4

Consolidated Statements of Cash Flows for the
  three years ended September 30, 1997, 1996 and
  1995                                                     F-5-6

Notes to Consolidated Financial Statements                 F-7-20

Consolidated Financial Statement Schedules for the year ended September 30, 1997:

     III - Real Estate and Accumulated Depreciation        F-21-22
     IV - Mortgage Loans on Real Estate                    F-23-24

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                          EXHIBIT 21

SUBSIDIARIES

COMPANY                                          STATE OF INCORPORATION
Hoboken Front Corp.                                    New Jersey
Huntington-Park Corporation                            New York
Forest Green Corporation                               New York
Realty 49 Corp.                                        New York
TRB No. 1 Corp.                                        New York
TRB No. 2 Corp.                                        New York
TRB Cutter Mill Corp.                                  New York
Kew Gardens Realty Corp.                               New York
Blue Realty Corp.                                      Delaware
3581 Broadway Realty Corp.                             New York
620 West 172nd Street Realty Corp.                     New York
Multiple Property Realty Corp.                         New York
119 Madison Avenue Realty Corp.                        New York
TRB No. 3 Owners Corp.                                 Wyoming
2190 Boston Post Road Realty Corp.                     New York
TRB 96th Street Corp.                                  New York
Remson Point Realty Corp.                              New York
TRB 13 Eighth Avenue Corp.                             New York
Casa Wrap Holding Corp.                                Florida
TRB Valley Corp.                                       New York
76 Madison Avenue Realty Corp.                         New York
2211 Church Avenue Realty Corp.                        New York
TRB Cruger Avenue Corp.                                New York
TRB Fairway Office Center Corp.                        Kansas
TRB East 33rd Street Corp.                             New York
TRB Abbotts Corp.                                      Pennsylvania
TRB Greenpoint Avenue Realty Corp.                     New York




                      REPORT OF INDEPENDENT AUDITORS


To the Trustees and Shareholders
BRT Realty Trust


     We have audited the accompanying consolidated balance sheets of BRT Realty Trust (the "Trust") as of September 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the consolidated financial statement schedules listed in the Index at
Item 14(a). These consolidated financial statements and consolidated schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                ERNST & YOUNG LLP
New York, New York
December 2, 1997

                        BRT REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)


                                    ASSETS
                                                                           September 30,
                                                                         ----------------
                                                                         1997        1996
                                                                         ----        ----

Real estate loans - Notes 2, 4 and 5:
     Earning interest                                                $  40,030    $  32,813
     Not earning interest                                                3,835        5,905
                                                                         -----        -----
                                                                        43,865       38,718
        Less allowance for possible losses                               5,956        7,773
                                                                         -----       ------
                                                                        37,909       30,945
                                                                        ------       ------
Real estate assets - Notes 3, 4 and 5:
     Foreclosed properties held for sale                                23,160       48,438
     Investment in real estate venture                                   1,546            -
                                                                         -----        -----
                                                                        24,706       48,438
     Less valuation allowance                                              349        2,128
                                                                           ---        -----
                                                                        24,357       46,310
                                                                        ------       ------
Cash and cash equivalents                                               10,152        6,209
Investment in U.S. Government obligations
     at cost, which approximates market                                      -          986
Securities available-for-sale at market                                  5,382          991
Other assets                                                             2,515        4,172
                                                                         -----        -----

     TOTAL ASSETS                                                     $ 80,315      $89,613
                                                                      ========      =======


                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Notes payable, Gould (a related party) - Note 5                  $      -      $ 1,030
     Loans and mortgages payable - Note 5                               11,562       25,391
     Accounts payable and accrued liabilities including deposits
        of $1,085 and $1,524                                             2,216        2,300
                                                                         -----        -----
     Total liabilities                                                  13,778       28,721
                                                                        ------       ------

Commitments and contingencies -  Notes 2, 3, 4, 5, 8 and 9                   -            -

Shareholders' equity - Note 7:
     Preferred shares, $1 par value:
        Authorized 10,000 shares, none issued                                -            -
     Shares of beneficial interest, $3 par value:
        Authorized number of shares, unlimited, issued
     - 8,886 and 8,969 shares                                           26,657       26,906
     Additional paid-in capital, net of distributions of $5,171         81,517       81,857
     Net unrealized gain on available-for-sale securities                  726           17
     Accumulated deficit                                               (37,916)     (45,249)
                                                                       -------      -------
                                                                        70,984       63,531
     Cost of 518 and 244 treasury shares of beneficial interest         (4,447)      (2,639)
                                                                        ------       ------
     Total shareholders' equity                                         66,537       60,892
                                                                        ------       ------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $80,315      $89,613
                                                                       =======      =======

                            See accompanying notes to consolidated financial statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Amounts in thousands except per share amounts)


                                                                                     Year Ended September 30,
                                                                                     ------------------------
                                                                                    1997       1996      1995
                                                                                    ----       ----      ----

   Revenues:
        Interest and fees on real estate loans - Note 2                           $4,877      $4,516    $7,862
        Operating income on real estate owned                                      8,590       8,685     8,214
        Previously provided allowances and write offs                              3,405           -         -
        Other, primarily investment income                                           283         355       561
                                                                                     ---         ---       ---

      Total Revenues                                                              17,155      13,556    16,637
                                                                                  ------      ------    ------

    Expenses:
        Interest -  notes payable and loans payable - Note 5                         150       1,134     5,186
        Provision for possible loan losses - Note 4                                    -           -     1,021
        Provision for valuation adjustment - Note 4                                    -           -       178
        Advisor's fees - Note 8                                                      559         615       777
        General and administrative - Note 8                                        2,256       2,666     2,971
        Operating expenses relating to real estate owned
           including interest on mortgages of $2,214, $1,968 and $441              6,732       6,937     6,402
        Amortization and depreciation                                                812         428       624
                                                                                     ---         ---       ---

      Total Expenses                                                              10,509      11,780    17,519
                                                                                  ------      ------    ------
Income (loss) before gain on sale of foreclosed
    properties held for sale                                                       6,646       1,776      (522)
Net gain on sale of foreclosed properties held for sale                              687         470     3,496
                                                                                     ---         ---     -----

Net Income                                                                       $ 7,333     $ 2,246   $ 2,974
                                                                                 =======     =======   =======

Calculation of net income applicable to common shareholders:
   Net income                                                                     $7,333      $2,246    $2,974
   Less: distributions on preferred stock                                              -         203       270
                                                                                    ----         ---       ---

Net income applicable to common shareholders                                      $7,333      $2,043    $2,704
                                                                                  ======      ======    ======

Income (loss) per share of Beneficial Interest:

Primary                                                                           $  .86      $  .26    $  .37
                                                                                  ======      ======    ======

Fully Diluted                                                                     $  .86      $  .26    $  .35
                                                                                  ======      ======    ======

Weighted average number of common shares outstanding:
   Primary                                                                     8,527,057   7,825,557  7,346,624
                                                                               =========   =========  =========
   Fully Diluted                                                               8,527,057   8,688,508  8,443,139
                                                                               =========   =========  =========


         See accompanying notes to consolidated financial statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
             For the Years Ended September 30, 1995, 1996, and 1997
                             (Amounts in thousands)

                                                                                 Net Unreal-
                                                 Shares of     Additional       ized Gain on        Accum-
                                     Preferred  Beneficial       Paid-In       Available-For        ulated
                                       Stock     Interest        Capital      Sale Securities       Deficit
                                     --------    --------       ---------     ---------------       -------

Balances, September 30, 1994          $1,030     $22,614          $84,184       $         -       $  (50,469)

Distributions - preferred stock            -           -             (270)                -                -

Net income                                 -           -                -                 -            2,974

                                      -----------------------------------------------------------------------
Balances, September 30, 1995           1,030      22,614           83,914                 -          (47,495)


Exercise of Stock Options                  -       1,202              206                 -                -

Conversion of 1,030 shares of
  preferred stock to shares
  of beneficial interest              (1,030)      3,090           (2,060)                -                -

Distributions - Preferred Stock            -           -             (203)                -                -

Unrealized gain on available-
  for-sale securities                      -           -                -                17                -

Net income                                 -           -                -                 -            2,246

                                       ----------------------------------------------------------------------

Balances, September 30, 1996               -      26,906           81,857                17          (45,249)

Cancellation of 83 shares of
  beneficial interest                      -        (249)            (340)                -                -

Unrealized gain on available-
  for-sale securities                      -           -                -               709                -

Net income                                 -           -                -                 -            7,333
                                       ---------------------------------------------------------------------
Balances, September 30, 1997           $   -     $26,657          $81,517             $ 726         ($37,916)
                                       =====     =======          =======             =====         ========




           See accompanying notes to consolidated financial statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                          Year Ended September 30,
                                                                        -------------------------------
                                                                        1997        1996       1995
                                                                        ----        ----       ----

Cash flows from operating activities:
   Net income                                                         $  7,333   $  2,246    $  2,974
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Provision for possible loan losses                                   -          -       1,021
        Provision for valuation adjustment                                   -          -         178
        Amortization and depreciation                                      812        428         624
        Previously provided allowances                                  (1,300)         -           -
        Net gain on sale of real estate and foreclosed property           (687)      (470)     (3,496)
        (Increase) decrease in interest receivable                         (61)       240         756
        Decrease (increase) in prepaid expenses                            287        405        (630)
        Increase (decrease) in accounts payable and
           accrued liabilities                                              89       (301)       (226)
         Increase in deferred revenues                                     301          -           -
        Decrease (increase) in rent receivable                             219        (22)        144
        Decrease in escrow deposits                                        552        112         384
        Increase in deferred costs                                        (275)      (613)       (469)
        Other                                                               99        117        (519)
                                                                            --        ---        ----
Net cash provided by operating activities                                7,369      2,142         741
                                                                         -----      -----         ---

Cash flows from investing activities:
   Collections from real estate loans                                   11,278     11,148      29,277
   Proceeds from participating lenders                                       -        225          50
   Additions to real estate loans                                      (15,353)      (451)       (498)
   Repayments to participating lenders                                  (1,000)         -      (8,445)
   Net costs capitalized to real estate owned                             (854)    (1,861)     (7,762)
   Proceeds from sale of real estate owned                              22,961      5,724      12,328
   Decrease in deposits payable                                           (439)      (443)       (238)
   Decrease (increase) in investments
      in U.S. Government obligations                                       986       (986)      1,979
   (Purchase) sale of marketable securities                             (3,682)       820           -
   Other                                                                   (33)       163        (133)
                                                                           ---        ---        ----

Net cash provided by investing activities                               13,864     14,339      26,558
                                                                        ------     ------      ------

Cash flows from financing activities:
   Bank repayments                                                           -    (22,900)    (43,292)
   Proceeds from mortgages payable                                           -      7,050      19,250
   Payoff/paydown of loan and mortgages payable                        (14,859)    (3,179)     (3,310)
   Exercise of stock options                                                 -      1,408           -
   Repurchase of shares of beneficial interest,
     a portion of which were cancelled                                  (2,397)      (304)          -
   Decrease in restricted cash                                               -        558       6,540
   Other                                                                   (34)      (290)       (276)
                                                                           ---       ----        ----

Net cash used in financing activities                                  (17,290)   (17,657)    (21,088)
                                                                        ------    -------      ------
Net increase (decrease) in cash and cash equivalents                     3,943     (1,176)      6,211
Cash and cash equivalents at beginning of year                           6,209      7,385       1,174
                                                                         -----      -----       -----
Cash and cash equivalents at end of year                              $ 10,152    $ 6,209     $ 7,385
                                                                      ========    =======     =======

  See accompanying notes to consolidated financial statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Continued)



                                                                                 Year Ended September 30,
                                                                                 ------------------------
                                                                              1997         1996        1995
                                                                              ----         ----        ----

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest expense                            $  1,521      $  2,715    $  5,987
                                                                            ========      ========    ========

Supplemental schedule of noncash investing and financing activities:

   Transfer of nonearning real estate loans
      to foreclosed properties at fair value                                $     13      $     34    $  5,310

   Note payable to Gould Investors L.P., a
      related party, incurred in connection with
      the purchase of marketable securities                                        -         1,794           -

   Recognition of valuation allowance upon sale
      of real estate owned                                                     1,779           332           -

   Recognition of allowance for previously
      provided losses                                                            516         1,311       5,258

   Purchase money mortgages from sale of real
      estate owned (net of an $850 wrap mortgage
      in the 1995 period)                                                        425           375       4,138

   Write-off of nonrecourse mortgage payable upon
      relinquishment of real estate owned                                          -             -       1,005

   Recognition of valuation allowance upon
      relinquishment of real estate owned                                          -             -         435

   Transfer of foreclosed property to an
      investment in a real estate venture                                      1,553             -           -

   Conversion of 1,030 shares of preferred stock
      to shares of beneficial interest                                             -         3,090           -


         See accompanying notes to consolidated financial statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    (Amounts in Thousands Except Share Data)

NOTE 1 -   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation; Basis of Preparation

     The consolidated financial statements include the accounts of BRT Realty Trust, its wholly-owned subsidiaries, and its majority-owned or controlled real estate entity. For financial statement and economic purposes, the majority-owned real estate entity is deemed wholly-owned and presented accordingly. Investments in less than majority-owned entities have been accounted for using the equity method. Material intercompany items and transactions have been eliminated. Many of the wholly-owned subsidiaries were organized to take title to various properties acquired by BRT Realty Trust. BRT Realty Trust and its subsidiaries are hereinafter referred to as the "Trust".

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

Real Estate Assets

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

Valuation Allowance on Real Estate Assets

     The Trust reviews each real estate asset owned for which indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets' carrying amount. Measurement is based upon the fair value of the asset.

     Real estate assets held for sale are valued at the lower of cost or fair value, less costs to sell, on an individual asset basis. Upon evaluating the property, many indicators of value are considered, including current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property at the time of foreclosure. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as a valuation allowance. If the value of the property subsequently increases, the valuation allowance will be reduced.

Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and short term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

     Investment in U.S. Government obligations: Investment in U.S. Government obligations are considered "held-to-maturity" and are reported on the balance sheet at cost.

     Securities available-for-sale: Investment in securities are considered "available-for-sale", and are reported on the balance sheet based upon quoted market prices.

     Real estate loans: The earning mortgage loans of the Trust have either variable interest rate provisions, which are based upon a margin over the prime rate, or are currently fixed at effective interest rates which approximate market. At September 30, 1997 and 1996 these interest rates are reflective of current market conditions for these loans. Accordingly, the carrying amounts of the earning, non-impaired mortgage loans approximate their fair values. For earning loans which are impaired and non-earning loans, the Trust has valued such loans based upon the fair value of the underlying collateral. Accordingly, their carrying amounts are recorded at fair value.

     Notes, loans and mortgages payable: The Trust determined the estimated fair value of its debt by discounting future cash payments at their effective rates of interest, which approximate current market rates of interest for similar loans. Accordingly, there is no material difference between their carrying amounts and fair value.

Per Share Data

     Primary earnings per share of beneficial interest is based upon the weighted average number of common shares and the assumed equivalent shares outstanding during each year, after giving effect to dividends relating to the Trust's preferred stock. The preferred stock, issued on September 14, 1993, is not considered a common stock equivalent for the purpose of computing primary earnings per share. The preferred stock was converted to shares of beneficial interest on a one for one basis on July 1, 1996. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per share computation for the years ended September 30, 1997, 1996 and 1995, respectively.

     Fully diluted earnings per share of beneficial interest amounts are based on an increased number of common shares that would be outstanding assuming the exercise of common share options and the conversion of preferred stock (where applicable) to shares of beneficial interest at the year end market price. The fully diluted per share computation for the years ended September 30, 1996 and 1995 are dilutive with the addition of 1,030,000 shares of preferred stock and 91,858 and 66,515 shares, respectively, upon exercise of common share options. As for the year ended September 30, 1997, the fully diluted per share computation is not materially dilutive, and therefore not presented.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FASB 128"), Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Trust will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share (renamed basic earnings per share), the dilutive effect of stock options will be excluded. The impact of FASB 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

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


Segment Reporting

     In June, 1997 the Financial Accounting Standards Board issued Statement No. 131, Disclosure About Segments of an Enterprise and Related Information, which is effective for financial statements issued for periods beginning after December 15, 1997. Statement No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Trust does not believe that the implementation of Statement No. 131 will have a material impact on its financial statements.

NOTE 2 -  REAL ESTATE LOANS

     At September 30, 1997, information as to real estate loans is summarized as follows:

                                                                                    Not
                                                                      Earning     Earning
                                                            Total     Interest    Interest
                                                            -----     --------    --------

           First mortgage loans:
             Long-term:
                Residential                               $    756    $     756    $      -
             Short-term (five years or less):
                Shopping centers/retail                     13,035       11,574       1,461
                Industrial buildings                         3,568        3,568           -
                Office buildings                             6,998        6,998           -
                Residential (multiple family units)          9,623        9,623           -
                Hotel                                        1,105        1,105           -
                Unimproved land                              1,918            -       1,918
                Miscellaneous                                  487          487           -

           Second mortgage loans:
             Residential (multiple family units)             3,969        3,968           1

           Wraparound mortgages                              2,406        1,951         455
                                                             -----        -----         ---

                                                          $ 43,865    $  40,030    $  3,835
                                                          ========    =========    ========

           A summary of loans at September 30, 1996 is as follows:

           First mortgage loans                           $ 28,075    $  25,082    $  2,993
           Second mortgage loans                             9,423        6,576       2,847
           Wraparound mortgages                              1,220        1,155          65
                                                             -----        -----          --

                                                          $ 38,718    $  32,813    $  5,905
                                                          ========    =========    ========


     Of the real estate loans not earning interest at September 30, 1997 and 1996, $3,835 and $5,905, respectively, were deemed impaired, as it is probable that the Trust will be unable to collect all amounts due according to the contractual terms. Allowances for possible losses were provided for all such non-earning loans, with the exception of loans in the amount of $648 at September 30, 1996. Of the real estate loans earning interest at September 30, 1997 and 1996, $6,248 and $11,766, respectively, were deemed impaired and all are subject to allowances for possible losses. For the years ended September 30, 1997, 1996 and 1995, respectively, an average $15,470, $18,547 and $20,350 of real estate loans were deemed impaired, on which $1,827, $1,464 and $2,524 of interest income was recognized.

     Loans originated by the Trust generally provide for interest rates, which are related to the prime rate. However, purchase money mortgages provided by the Trust in connection with the sale of foreclosed property held for sale have fixed interest rates, with incremental annual increases. The weighted average interest rate on earning loans was 11.31% and 9.31% at September 30, 1997 and 1996, respectively.

     Annual maturities of real estate loans receivable during the next five years reflect revised maturities as a result of debt restructurings and are summarized as follows:

  Years Ending September 30, ..........................      Amount
  1998 ................................................   $  25,036
  1999 ................................................       9,163
  2000.................................................       4,836
  2001.................................................         381
  2002 ................................................         105
  2003 and thereafter..................................       4,344
  ----                                                        -----

                 Total                                      $43,865
                                                            =======

     The Trust's portfolio consists primarily of senior mortgage loans, secured by residential and commercial property, 89% of which are located principally in the New York metropolitan area.

     If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. Of the $25,036 of real estate loans receivable which mature in Fiscal 1998, $14,000 were extended during the fiscal year ended September 30, 1997.

     If all loans classified as non-earning were earning interest at their contractual rates for the years ended September 30, 1997, 1996 and 1995, interest income would have increased by $501, $632 and $729 respectively.

     The Trust's interests in wraparound mortgages are subject to underlying mortgages aggregating $3,285 and $4,632 at September 30, 1997 and 1996 respectively.

     At September 30, 1997 the two largest real estate loans had principal balances outstanding of approximately $3,968 and $3,185, respectively. Of the total interest and fees earned on real estate loans during the fiscal year ended September 30, 1997, 7.5% and 7.2% related to these loans, respectively.

     Included in the Trust's portfolio, is a real estate loan collateralized by a 50% interest in a partnership in which the Chairman of the Board of Trustees of the Trust holds 1/2 of the other 50% partnership interest.The balance of the loan at September 30, 1997 and 1996 is $2,575 and $2,625, respectively.

NOTE 3 -  REAL ESTATE ASSETS

     A summary of foreclosed properties held for sale, for the year ended September 30, 1997 is as follows:


                                                                                   Sales
                               September 30, 1996                  Costs        Collections/      Gain on  September 30, 1997
                              # Properties  Amount # Additions Capitalized (b)# Other (a)(c)   #    Sale   # Properties Amount



  Residential units-shares of
   cooperative  corporations        4      $6,159  1    $ 13       ($96)      (1) ($672)                        4     $5,404

  Shopping centers/retail           3      17,435                   137       (2) (14,782)            589       1      3,379

  Office                            3      20,990                   819       (2) (10,632)             98       1     11,275

  Improved land                     2       3,442                                                               2      3,442

  Unimproved land                   2       1,559                    (6)      (1)  (1,553)                      1          0
                                    -       ----- ----  -----         --       --   ------           ----       -          -


                                   14      49,585  1      13        854       (6) (27,639)           687        9     23,500

  Less:Valuation Allowance                  2,128                                  (1,779)                               349
        Depreciation/Amortization           1,147        114                         (921)                               340
                                   ---      ----- --     ---       ----       ---    ----           ----       --     ------
                                   14     $46,310  1   $(101)      $854       (6)$(24,939)          $687        9    $22,811
                                   ==     =======  =   =====       ====       == ========           ====        =    =======


     (a) Unimproved land in Hoboken, New Jersey was contributed by the Trust as part of a real estate venture in which the Trust has a 41% interest.

     (b) A significant portion of the costs capitalized to real estate owned, approximately $667, related to the office building in Kansas City, Kansas, which was sold during the year.

     (c) During the year ended September 30, 1997, the Trust sold two office buildings with an aggregate net book value of $10,534 for an aggregate net price of $10,632 resulting in an aggregate gain of approximately $98. A retail building with a net book value of $233 was sold for a net sales price of $528 resulting in a gain of $295.

     As a result of the sale of the Trust's general and limited partnership interests in a limited partnership, the Trust conveyed its interest in a mixed-use property located in Philadelphia, Pennsylvania with a net book value of $13,960, resulting in a gain of $294.

     Future  minimum   rentals  to  be  received  by  the  Trust,   pursuant  to
noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 1997 are as follows:

 Years Ending September 30,................................  Amount
 1998 .....................................................$  2,346
 1999 .....................................................   1,895
 2000 .....................................................   1,716
 2001 .....................................................   1,499
 2002......................................................   1,330

NOTE 4 - ALLOWANCE FOR POSSIBLE LOSSES AND VALUATION ALLOWANCE
              ON REAL ESTATE OWNED

     There has been a continued improvement in the real estate industry over the past few years as evidenced by an increase in occupancies and rental rates as well as a more favorable environment for obtaining financing secured by real property. As a result of this improvement, the Trust was not required to record provisions for possible loan losses nor valuation adjustments during the years ended September 30, 1997 and 1996. The most recent provisions for possible losses and provisions for valuation adjustments taken by the Trust were during the year ended September 30, 1995 in the amount of $1,021 and $178 respectively.

An analysis of the allowance for possible losses is as follows:

                                          Year Ended September 30,
                                          ------------------------
                                         1997      1996      1995
                                         ----      ----      ----

Balance at beginning of year           $ 7,773   $  9,084  $  13,321
Provision for possible loan losses           -          -      1,021
Previously provided allowances          (1,300)         -          -
Write-off of allowances                   (517)    (1,311)    (5,258)
                                          ----     ------     ------

Balance at end of year                 $ 5,956   $ 7,773  $    9,084
                                       =======   =======  ==========



     The allowance for possible losses applies to assets aggregating $10,083 at September 30, 1997, $17,023 at September 30, 1996 and $18,774 at September 30, 1995.

     During the year ended September 30, 1997, $2,105 was realized from previously written off provisions.

 The allowance for possible losses consists of the following components:

                                                  Year Ended September 30,
                                                  ------------------------
                                                1997        1996        1995
                                                ----        ----        ----

Excess of carrying value plus estimated cost
 to complete and market, over estimated
 selling price                               $   2,979    $  1,595   $  2,720
Valuation adjustment                             2,505       5,775      6,141
Estimated holding period costs                     472         403        223
                                                   ---         ---        ---

                                             $   5,956    $  7,773   $  9,084
                                             =========    ========   ========

An analysis of the valuation allowance is as follows:


                                                 Year Ended September 30,
                                                 ------------------------
                                                1997        1996       1995
                                                ----        ----       ----

Balance at beginning of year                 $   2,128    $  2,460   $  2,717
Provision for valuation adjustment                   -           -        178
Write-off of valuation adjustment
 upon sale or relinquishment of
 real estate owned                            (  1,779)       (332)      (435)
                                              --------        ----       ----
Balance at end of year                       $     349    $  2,128   $  2,460
                                             =========    ========   ========

     The valuation allowance applies to assets aggregating $4,316 at September 30, 1997, $23,434 at September 30, 1996 and $12,742 at September 30, 1995.


NOTE 5 -  DEBT OBLIGATIONS

Debt obligations consist of the following:

                                                 September 30,
                                                 -------------
                                            1997               1996
                                            ----               ----
Notes payable, Gould (a related party)   $      -           $  1,030
Loans and mortgages payable              $ 11,562           $ 25,391


     In October 1996 the Trust entered into a $25,000 credit facility ("Facility") with CS First Boston Mortgage Capital Corp. ("First Boston"). The Facility, a revolving credit facility, permits the Trust to borrow, repay and borrow again. Interest is charged on the outstanding principal balance at the lower of LIBOR plus 3% or the prime lending rate plus 1%, adjusted monthly. The Trust pays a commitment fee which amounted to $97 during the year ended September 30, 1997. The Facility matures on October 17, 1998 with the right to extend the Facility for two additional six-month periods for a fee of .25% with each extension. Borrowings under the Facility are secured by specific receivables and real estate assets held by the Trust. The Facility provides that the loan amount will never exceed 75% of the agreed value of the collateral. The Trust is required to maintain tangible net worth (as defined) of $50,000 and comply with certain other covenants all of which have been met. There was no balance outstanding on this Facility at September 30, 1997.

     During August, 1996 the Trust purchased common stock of a local savings bank from Gould Investors L.P. ("Gould"), a related party. The Trust purchased these shares at Gould's cost, which approximated market and executed a Note Payable ("Note") to Gould for the full amount of the purchase price. The Note which bore interest at prime was paid in full in November, 1996. Interest expense on the Note was $10 and $16 for the years ended September 30, 1997 and 1996.


     At September 30, 1997 there are three outstanding mortgages payable, all of which are secured by individual real estate owned properties with an aggregate carrying value of $16,621, net of amortization. The mortgages bear interest at rates ranging from 8.07% to 8.75% and mature between 2000 and 2005.

     Scheduled principal repayments during the next five years and thereafter are as follows:

 Years Ending September 30,.............................     Amount
 1998..................................................     $     853
 1999..................................................           926
 2000..................................................         1,031
 2001..................................................         3,581
 2002..................................................           911
 2003 and thereafter..................................          4,260
                                                                -----
                                                            $  11,562
                                                            =========
NOTE 6  - FEDERAL INCOME TAXES

     Cumulative taxable loss since inception is less than the cumulative loss reported for financial statement purposes principally because a portion of the allowance for possible losses has not yet been deducted for tax purposes.

     The taxable income is expected to be $6,400 less than the financial statement income during Calendar 1997.

     At December 31, 1996, the Trust had available tax operating loss carryforwards of $35,232 of which $2,469 will expire in 2005, $2,638 will expire in 2006, $13,605 will expire in 2007, $14,288 will expire in 2008, $1,634 will expire in 2009, $527 will expire in 2010 and $71 will expire in 2011.


NOTE 7 -  SHAREHOLDERS' EQUITY

Distributions

     There were no distributions on the Trust's shares of beneficial interest declared during the years ended September 30, 1995, 1996 and 1997.

Stock Options

     On March 4, 1991 the Board of Trustees granted, under the 1988 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan) options to purchase a total of 412,000 shares of beneficial interest at $3.50 per share to a number of officers and employees of the Trust. On May 20, 1991 the Board of Trustees granted, also under the 1988 Stock Option Plan, options to purchase a total of 50,000 shares of beneficial interest at $3.625 per share to certain trustees of the Trust. During the fiscal year ended September 30, 1995, 15,000 of these options were cancelled and became available for grant at that time. Options were exercisable at per share amounts at least equal to the fair market value of the Trust's beneficial shares at the date of grant. The options were cumulatively exercisable at the rate of 25% per annum, commencing after six months, and expired five years after the date of grant. During fiscal 1996, various officers, employees and Trustees of the Trust exercised 400,700 of these options. The balance of 46,300 options expired and accordingly, are available for grant at September 30, 1997.

     On December 8, 1995, the Board of Trustees granted, under the 1988 Stock Option Plan, options to purchase the remaining 53,000 shares of beneficial interest available under this plan at $4.375 per share to various officers and employees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, for a period of five years commencing six months after the date of grant. At September 30, 1997 options to purchase 26,500 shares are exercisable, none of which have been exercised.

     On December 6, 1996, the Board of Trustees adopted the BRT 1996 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan), whereby a maximum of 450,000 shares of beneficial interest are reserved for issuance to the Trust's officers, employees, trustees and consultants or advisors to the Trust. Incentive stock options are granted at per share amounts at least equal to the fair value at the date of grant, whereas for nonstatutory stock options, the exercise price may be any amount determined by the Board, but not less than the par value of a share.

     Also on December 6, 1996, the Board of Trustees granted, under the 1996 Stock Option Plan options to purchase a total of 82,500 shares of beneficial interest at $6.00 per share to a number of officers, employees and consultants to the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after six months, and expire five years after the date of grant. At September 30, 1997 options to purchase 20,625 shares are exercisable, none of which have been exercised.

     The Trust elected Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Trust's employee stock options equals the market price of the underlying stock on the date of grant. The alternative fair value accounting provided for under FASB No. 123, "Accounting for Stock-Based Compensation", is not applicable because it requires use of option valuation models that were not developed for use in valuing employee stock options.

     Proforma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Trust had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk free interest rate of 6.02% and 5.54%, dividend yield of 0% in both years, volatility factor of the expected market price of the Trust's common stock based on historical results of 0.270 and 0.389; and an expected life for each option grant of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Trust's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Trust has elected not to present proforma information because the impact on the reported net income and earnings per share is immaterial.

     Changes in the number of shares under all option arrangements are summarized as follows:

                                           Year Ended September 30,
                                           ------------------------
                                        1997         1996         1995
                                        ----         ----         ----

Outstanding at beginning of period     53,000       447,000     462,000
Granted                                82,500        53,000           -
Option price per share granted          $6.00        $4.375           -
Cancelled                                   -             -      15,000
Exercisable at end of period           47,125        13,250     447,000
Exercised                                   -       400,700           -
Expired                                     -        46,300           -
Outstanding at end of period          135,500        53,000     447,000
Option prices per share outstanding $4.375-$6.00     $4.375    $3.50-$3.63

     As of September 30, 1997 the outstanding options had a weighted average remaining contractual life of approximately 3.8 years and a weighted average exercise price of $5.36.

Preferred Shares

     The preferred shares held by Gould, a related party, provided for cumulative annual dividends of $.2622 per share, payable quarterly, all of which were paid, and were convertible into shares of beneficial interest on a one-for-one basis, with one vote per share. On July 1, 1996 Gould converted its 1,030,000 preferred shares into 1,030,000 shares of beneficial interest. There were no preferred shares outstanding at September 30, 1996 and 1997.

Treasury Shares

     On July 2, 1996, the Trust's Board of Trustees authorized the purchase from time to time of up to 250,000 shares of beneficial interest of the Trust. Two additional 250,000 share purchase authorizations were approved on January 3, 1997 and August 25, 1997 for a total of 750,000 shares. As of September 30, 1997, 409,571 shares have been purchased (83,128 shares of which have been cancelled) at an approximate aggregate cost of $2,701. From October 1, 1997 through December 1, 1997 an additional 208,402 shares have been purchased at an aggregate cost of $1,700. At September 30, 1997, the Trust owns 518,000 shares of beneficial interest of the Trust at an aggregate cost of $4,447.

NOTE 8 -  ADVISOR'S COMPENSATION AND CERTAIN TRANSACTIONS

     Certain of the Trust's officers and trustees are also officers, directors and the shareholder of REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. The agreement, which expires on December 31, 2001, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are charged to operations at a rate of 1%on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $559, $615 and $777 for the years ended September 30, 1997, 1996, and 1995, respectively.

     The borrower may pay fees to REIT for services rendered in arranging and restructuring loans by the Trust. These fees, which are allowed by the advisory agreement, on loans arranged on behalf of the Trust and which are paid directly by the borrower to REIT amounted to $155 for the year ended September 30, 1997. There were no such fees paid to REIT during the years ended September 30, 1996 and 1995.

     A company with the same shareholder as REIT manages certain foreclosed properties for the Trust under renewable year-to-year agreements. Management fees and leasing, selling and financing commissions incurred for the years ended September 30, 1997, 1996 and 1995 aggregated $638, $755 and $1,016, respectively.

     A law firm in which the partners are officers of the Trust, received fees from either the Trust or directly from borrowers of the Trust totaling approximately $17, $21 and $17 for the years ended September 30, 1997, 1996 and 1995, respectively.

     The Chairman of the Board of Trustees of the Trust holds a similar position in One Liberty, is an executive officer of the managing general partner and is a general partner of Gould (Note 5). During the years ended September 30, 1997, 1996 and 1995, allocated general and administrative expenses charged to the Trust by Gould aggregated $979, $1,161 and $1,338, respectively.

NOTE 9 -  COMMITMENT

     In August 1984, the Board of Trustees approved a non-contributory pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salaries. Pension expense approximated $81, $60 and $101 during the years ended September 30, 1997, 1996 and 1995, respectively.

NOTE 10 - QUARTERLY FINANCIAL DATA  (Unaudited)

                         1st Quarter  2nd Quarter  3rd Quarter   4th Quarter     Total
                          Oct.-Dec.   Jan.-March    April-June     July-Sept.   For Year
                         -----------  -----------  -----------   -----------    --------
                                                     1997
                         ---------------------------------------------------------------


Revenues                  $3,936        $4,477        $3,462        $5,280    $17,155
Income before
 gain on sale of fore-
 closed properties
 held for sale             $1,463        $1,784      $   995       $ 2,404    $  6,646
Net income                 $1,463        $1,784      $   995       $ 3,091    $  7,333
Per share                  $  .17        $  .21      $   .12       $   .37    $ .86(a)(b)


                                                     1996
                         ----------------------------------------------------------------
Revenues                   $3,440        $3,432      $ 3,347       $ 3,337    $ 13,556
Income before
 gain on sale of fore-
 closed properties
 held for sale             $  363        $   90      $   600       $   723    $  1,776
Net income                 $  590        $   90      $   600       $   966    $  2,246
Per share                  $  .07        $    -      $   .07       $   .11    $ .26(a)



Per share earnings represent primary earnings per beneficial share.
(a)   Calculated on weighted average shares outstanding for the fiscal year.
(b)   Balances do not crossfoot due to rounding.

NOTE 11 - SUBSEQUENT EVENT

     On November 24, 1997 the Trust sold its second mortgage on a cooperative corporation, unsold shares in 246 cooperative apartment units and an unsecured loan on an apartment complex located in Queens, New York. The assets which had an aggregate book value of approximately $4,540 were sold for a total of $6,540 resulting in an aggregate gain of approximately $2,000.

     On December 5, 1997, the Board of Trustees authorized the repurchase of an additional 500,000 shares as part of its stock repurchase program, increasing the total authorized shares to 1,250,000.

                                BRT REALTY TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 1997
                             (Amounts in Thousands)


                                                                                        Grpss Amount At Which Carried At
                                   Initial Cost To Company                                    September 30, 1997
                                             Buildings         Costs Capitalized                    Buildings
                           Encum-               And         Subsequent to Acquisition                  And
Description               brances    Land   Improvements   Improvements  Carrying Costs   Land     Improvements   Total
-----------               -------    ----   ------------   ------------  --------------   ----     ------------   -----

Residential
 Manhattann, New York     $   -     $  594    $ 2,791        $  892       $     -         $594       $3,683      $4,277
 Miscellaneous                -        218        880            29             -          218          909       1,127

Shopping Center/Retail
 Rock Springs, WY         1,298        600      2,483           268            28          600        2,779       3,379

Office
 Dover, DE                8,042        775      3,195          7,305            -          775       10,500      11,275

Improved Land
   Manhattan              2,222      2,307          -              -            -        2,307            -       2,307
   Miscellaneous              -      1,135          -              -            -        1,135            -       1,135
                          -----      -----     ------         ------       ------        -----        -----       -----
                        $11,562     $5,629     $9,349         $8,494       $   28       $5,629      $17,871     $23,500
                        =======     ======     ======         ======       ======       ======      =======     =======

                                                                          (a)                                   (b)



                                                                                Depreciation
                                 Accum.           Date Of           Date         Life For
                                 Deprec.       Construction       Acquired       Statement
                                 ------        ------------       --------       ---------

 Manhattann, New York            $  -               -              Apr-90             -
 Miscellaneous                      -               -              Various            -

Shopping Center/Retail
 Rock Springs, WY                 340               -               Jan-92        21-35Years

Office
 Dover, DE                         -                -               Oct-93            -

Improved Land
   Manhattan                       -                -               Oct-93            -
   Miscellaneous                   -                -               Various           -
                                ----
TOTAL                           $340
                                ====
                                 (c)               (d)



                                BRT REALTY TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 1997
                             (Amounts in Thousands)
Notes to the schedule:

     (a) With respect to residential apartment units acquired through foreclosure which are subject to an offering for sale of units or cooperative shares, the net effect of income and expenses is applied to the basis of the asset to the extent that the realizable value is not exceeded. With respect to other operating properties, all operating income and expenses are reflected in the Statement of Income.

(b)  Total foreclosed properties held for sale                  $23,500 (1)
      Less: Accumulated amortization                                340
            Valuation allowance                                     349
                                                                    ---
     Net foreclosed properties held for sale                    $22,811
                                                                =======

     (1) For federal income tax purposes, the net aggregate cost of foreclosed properties is approximately $24,000.

(c) Amortization of the Trust's leasehold interest is over the terms of the respective land leases.

(d)      Information not readily obtainable.

(e)      A reconciliation of real estate owned is as follows:

                                                 Year Ended September 30,
                                                 ------------------------
                                                1997        1996       1995
                                                ----        ----       ----
    Balance at beginning of year              $ 46,310     $50,248   $ 52,659
    Additions:
    Foreclosures                                    13          34      5,310
    Capitalization of expenses                     854       1,861      7,762
    Recognition of valuation allowance upon
     sale of property                            1,779         332          -
    Recognition of valuation allowance upon
     relinquishment of property                      -           -        435
                                                  ----        ----        ---
                                                48,956      52,475     66,166
                                                ------      ------     ------
    Deductions:
    Sales/conveyances                           26,031       5,961     13,821
    Relinquishment of real estate owned              -           -      1,441
    Provision for valuation adjustment               -           -        178
    Depreciation/amortization                      114         204        478
                                                   ---         ---        ---
                                                26,145       6,165     15,918
                                                ------       -----     ------
    Balance at end of year                     $22,811     $46,310    $50,248
                                               =======     =======    =======

                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 1997
                             (Amounts in Thousands)


                                                          FINAL
       DESCRIPTION                   LOANS    RATE         DATE       PERIODIC PAYMENT TERMS                 PRIOR LIENS
       -----------                   -----    ----         ----       ----------------------                 -----------


First mortgage loans:
Long term:
 Miscellaneous
  $0-$299                             22                                                                      $    -
Short term:
 Office Building - Brooklyn, NY        1    9.75%         Dec-98   Interest monthly, principal at maturity         -
 Shopping Center - Seattle, WA         1    Prime + 5.0%  Open     Interest monthly, principal at maturity         -
 Retail - New York, NY                 1    10%           Feb-00   Interest monthly, principal at maturity         -
 Retail - Brooklyn, NY                 1    10%           Jan-98   Interest and principal monthly                  -
 Vacant Land -Lynewood Gardens,PA      1    Prime + 5.0%  Open     Interest monthly, principal at maturity         -
 Retail/Aparatments - New York, NY     1    Prime + 5.0%  Jul-99   Interest monthly, principal at maturity         -
 Restaurant/Apartments - Brooklyn, NY  1    Prime + 5.0%  Mar-98   Interest and principal monthly                  -
 Cooperative Apartments - Islip, NY    1    Prime + 1.5%  Oct-98   Interest monthly, principal at maturity         -
 Apartment Building - New York, NY     1    Prime + 5.0%  Mar-98   Interrest and principal monthly                 -
 Office Building - Brooklyn, NY        1    Prime + 1.0%  Jun-98   Interest monthly, principal at maturity         -
 Underlying Mortgage - Bronx, NY       1    Tbill + 2.25% Jan-00   Interest monthly, principal at maturity         -
 Office Building - Bernardsville, NJ   1    Prime + 5.0%  Oct-98   Interest and principal monthly                  -
 Industrial Building - Queens, NY      1    10.5%         Apr-98   Interest and principal monthly                  -

 Miscellaneous
  $0-$299                              4                                                                           -
  $300-$499                            7                                                                           -
  $500-$1,139                          6                                                                           -

 Junior mortgage loans:
 Residential:
  Underlying Mortgage-Queens, NY       1    9.0%          Aug.-02  Interest monthly, principal at maturity     5,349

 Miscellaneous
  $0-$1                                1                                                                       9,000

Wraparound mortgages:
  Retail Building-New York, NY         1   Prime + 5.0%  Apr-98    Interest monthly, principal at maturity       352

 Miscellaneous
 $0-$459                               1                                                                       2,933
                                     ----                                                                     ------
                                      56                                                                    $ 17,634
                                      ==                                                                    ========





                                                                        PRINCIPAL AMOUNT
                                                         CARRYING       OF LOANS SUBJECT
                                        FACE AMOUNT        AMOUNT        TO DELINQUENT
       DESCRIPTION                     OF MORTGAGES     OF MORTGAGES     PRINCIPAL OR INTEREST
       -----------                     ------------     ------------     ---------------------

First mortgage loans:
Long term:
 Miscellaneous
  $0-$299                                $ 756              $597               $  -
Short term:
 Office Building - Brooklyn, NY          1,290             1,290                  -
 Shopping Center - Seattle, WA           1,461                 -              1,461
 Retail - New York, NY                   1,550             1,550                  -
 Retail - Brooklyn, NY                   1,720             1,720                  -
 Vacant Land -Lynewood Gardens,PA        1,918                 -              1,918
 Retail/Aparatments - New York, NY       1,966             1,966                  -
 Restaurant/Apartments - Brooklyn, NY    2,046             2,046                  -
 Cooperative Apartments - Islip, NY      2,143             2,143                  -
 Apartment Building - New York, NY       2,194             2,194                  -
 Office Building - Brooklyn, NY          2,575             2,575                  -
 Underlying Mortgage - Bronx, NY         2,835             2,200                  -
 Office Building - Bernardsville, NJ     3,134             3,134                  -
 Industrial Building - Queens, NY        3,185             3,185                  -

 Miscellaneous
  $0-$299                                  766                354                 -
  $300-$499                              2,777              2,777                 -
  $500-$1,139                            5,174              4,258                 -

 Junior mortgage loans:
 Residential:
  Underlying Mortgage-Queens, NY         3,968              3,968                 -

 Miscellaneous
  $0-$1                                      1                  1                 1

 Wraparound mortgages:
  Retail Building-New York, NY           1,951              1,951                 -

 Miscellaneous
  $0-$459                                  455                  -               455
                                           ---                ---               ---

                                       $43,865            $37,909            $3,835
                                       =======            =======            ======

                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 1997
                             (Amounts in Thousands)

Notes to the schedule:

     (a) The following summary reconciles mortgages receivable at their carrying values:

                                                     Year Ended September 30,
                                                     ------------------------
                                                  1997        1996       1995
                                                  ----        ----       ----

Balance at beginning of year                    $ 30,945    $ 41,526   $ 64,103
   Additions:
   Advances under real estate loans               15,353         451        498
   Repayments to participating lenders             1,000           -      8,445
   Capitalization of earned interest
     income to loan balance in accordance
     with agreements                                 177           -          -
   Previously provided allowances                  1,300           -          -
   Purchase money mortgages from sale of
     real estate owned                               425         375      4,138
                                                     ---         ---      -----

                                                  49,200      42,352     77,184
                                                  ------      ------     ------
   Deductions:
   Collections of principal                       11,278      11,148     29,277
   Proceeds from participating lenders                 -         225         50
   Provision for possible loan losses                  -           -      1,021
   Investments transferred to foreclosed
    properties, net                                   13          34      5,310
                                                      --          --      -----
                                                  11,291      11,407     35,658
                                                  ------      ------     ------

   Balance at end of year                       $ 37,909    $ 30,945   $ 41,526
                                                ========    ========   ========


     (b) The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.
