Form 10-Q
period 1997-12-31
BRT REALTY TRUST
filed 1998-02-13
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1997

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

                    8,078,117 Shares of Beneficial Interest,
                  $3 par value, outstanding on February 6, 1998

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


                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                      (In Thousands)
                                                                            December  31,       September, 30
                                                                                 1997               1997
                                                                                 ----               ----
                                                                             (Unaudited)          (Audited)
Assets:
  Real estate loans - Note 3:
    Earning interest                                                          $ 35,464             $ 40,030
    Not earning interest                                                         3,835                3,835
                                                                            ----------           ----------
                                                                                39,299               43,865
    Less allowance for possible losses                                           5,956                5,956
                                                                            ----------           ----------
                                                                                33,343               37,909
                                                                             ---------             --------
  Real estate assets:
    Foreclosed properties held for sale                                         21,702               23,160
    Investment in real estate venture                                            1,551                1,546
                                                                            ----------           ----------
                                                                                23,253               24,706
    Less valuation allowance                                                       349                  349
                                                                           -----------          -----------
                                                                                22,904               24,357
                                                                             ---------            ---------
  Cash and cash equivalents                                                     16,088               10,152
  Securities available-for-sale at market                                        5,984                5,382
   Other assets                                                                  2,461                2,515
                                                                            ----------            ---------
          Total Assets                                                         $80,780              $80,315
                                                                               =======              =======

Liabilities and Shareholders' Equity
Liabilities:
   Loans and mortgages payable                                                 $11,352              $11,562
   Accounts payable and accrued liabilities,
     including deposits of $688 and $1,085                                       1,428                2,216
                                                                             ---------             --------
          Total Liabilities                                                     12,780               13,778
                                                                              --------              -------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
    issued - 8,886  shares at each date                                         26,657               26,657
  Additional paid-in capital, net of distributions of $5,171                    81,517               81,517
  Net unrealized gain on available-for-sale securities                             980                  726
  Accumulated deficit                                                          (34,763)             (37,916)
                                                                              ---------            --------
                                                                                74,391               70,984
Cost of 757 and 518 treasury shares of beneficial interest                      (6,391)              (4,447)
                                                                              ---------            --------
            Total Shareholders' Equity                                          68,000               66,537
                                                                              ---------             -------
            Total Liabilities and Shareholders' Equity                         $80,780              $80,315
                                                                               =======              =======

              See Accompanying Notes to Consolidated Financial Statements.


                                         BRT REALTY TRUST AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              AND ACCUMULATED DEFICIT
                                                    (Unaudited)
                                     (In Thousands except for Per Share Data)


                                                                                         Three Months Ended
                                                                                             December 31,
Revenues:                                                                              1997              1996
                                                                                       ----              ----

  Interest and fees on real estate loans                                              $ 1,282          $ 1,354
  Operating income on real estate owned                                                   984            2,159
  Reversal of previously provided allowances                                                -              300
  Other, primarily investment income                                                      180              123
                                                                                     --------         --------
          Total Revenues                                                                2,446            3,936
                                                                                      -------          -------

Expenses:
    Interest-notes payable and loans payable                                               25               10
    Advisor's fee                                                                         121              131
    General and administrative                                                            572              540
    Operating expenses relating to real estate owned
      including interest on mortgages of $235 and $507                                    643            1,658
    Amortization and depreciation                                                          86              134
                                                                                    ---------         --------
           Total Expenses                                                               1,447            2,473
                                                                                      -------          -------

Income  before gain on sale of foreclosed
    properties held for sale                                                              999            1,463
Gain on sale of foreclosed properties held for sale                                     2,154                -
                                                                                     --------       ----------
Net Income                                                                            $ 3,153           $1,463
                                                                                      =======           ======


Income per share of Beneficial Interest:
  Basic and diluted earnings per share                                                  $0.38            $0.17
                                                                                        =====            =====



Accumulated deficit, beginning of period                                             ($37,916)        ($45,249)
  Net income                                                                            3,153            1,463
                                                                                   ----------      -----------
Accumulated deficit, end of period                                                   ($34,763)        ($43,786)
                                                                                     =========        ========







             See Accompanying Notes to Consolidated Financial Statements.



                              BRT REALTY TRUST AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (In Thousands)

                                                                                          Three Months Ended
                                                                                              December 31,
                                                                                         1997             1996
                                                                                         ----             ----
Cash flow from operating activities:

  Net income                                                                           $3,153            $1,463
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and depreciation                                                         86               134
     Reversal of previously provided allowances                                             -              (300)
     Gain on sale of real estate and  foreclosed properties                            (2,154)                -
     Capitalization of earned interest income to loan balance
        in accordance with agreements                                                    (154)                -
     (Increase) decrease in interest receivable                                           (71)               22
     Increase in prepaid expenses                                                          (9)              (32)
     Decrease in accounts payable and accrued liabilities                                (332)             (118)
     (Decrease) increase in deferred revenues                                             (40)               15
     Decrease in rent receivables                                                          46                82
     Decrease in escrow deposits                                                          298               231
     Increase in deferred costs                                                            (5)             (262)
     Other                                                                               (114)              (13)
                                                                                      --------          -------
Net cash provided by operating activities                                                 704             1,222
                                                                                      -------           -------

Cash flows from investing activities:
  Collections from real estate loans                                                    6,134             3,995
  Additions to real estate loans                                                       (1,414)             (785)
  Net costs capitalized to real estate owned                                              (75)             (864)
  Proceeds from sale of real estate owned                                               3,655               316
  Decrease in deposits payable                                                           (397)             (200)
  Purchase of marketable securities                                                      (347)                -
  Other                                                                                  (151)                5
                                                                                      --------        ---------
Net cash provided by investing activities                                               7,405             2,467
                                                                                      -------            ------

Cash flow from financing activities:
  Payoff/paydown of loan and mortgages payable                                           (210)           (1,262)
  Repurchase of shares of beneficial interest, a portion of
    which were cancelled                                                               (1,944)             (750)
  Other                                                                                   (19)                -
                                                                                     ---------        ---------
Net cash used in financing activities                                                  (2,173)           (2,012)
                                                                                      --------           -------
Net increase in cash and cash equivalents                                               5,936             1,677
Cash and cash equivalents at beginning of period                                       10,152             6,209
                                                                                       ------             -----
Cash and cash equivalents at end of period                                            $16,088            $7,886
                                                                                      =======            ======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                   $  286            $  376
                                                                                       ======            ======



                  See Accompanying Notes to Consolidated Financial Statements.

                       BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

            The accompanying interim unaudited consolidated financial statements as of December 31, 1997 and for the three months ended December 31, 1997 and 1996 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results for the full year.

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

            These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Trust's Annual Report on Form 10-K for the year ended September 30, 1997.

Note 2 - Shareholders' Equity

Per Share Data

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FASB 128"), Earnings Per Share, which the Trust adopted on December 31, 1997. Basic earnings per share excludes dilution. For the quarters ended December 31,1997 and 1996, basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period which were 8,240,248 and 8,685,652, respectively. Diluted earnings per share reflects the potential dilutions that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Trust. For the quarters ended December 31, 1997 and 1996 diluted earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding and common stock equivalents outstanding which were 8,288,853 and 8,706,246, respectively.

Note 3 - Real Estate Loans

            If all loans classified as non-earning were earning interest at their contractual rates for the three months ended December 31,1997 and 1996, interest income would have increased by approximately $148,000 and $97,000, respectively.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

            The Trust engages in the business of originating and holding for investment senior real estate mortgages, secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property. The Trust's investment policy emphasizes short-term mortgage loans. Repayments of real estate loans in the amount of $31,691,000 are due during the twelve months ending December 31, 1998, including $6,641,000 due on demand. There presently exists a favorable environment for obtaining mortgage financing secured by real property and for selling real estate. Accordingly, prior to or at maturity, borrowers should be able to refinance and repay the indebtedness due to the Trust. However, the Trust cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

            In October 1996 the Trust entered into a $25,000,000 credit facility with CS First Boston Mortgage Capital Corp. ("First Boston"). The facility, a revolving credit facility, permits the Trust to borrow, repay and borrow again. Interest is charged on the outstanding principal balance at the lower of prime plus 1% or Libor plus 3%, adjusted monthly and matures on October 17, 1998. The Trust has the right to extend the facility for two additional six-month periods for a fee of .25% with each extension. The Trust can use funds borrowed under this facility for any corporate purpose, the primary of which is lending. Borrowings under the credit facility are secured by specific receivables and real estate assets held by the Trust, and the credit agreement provides that the loan amount will never exceed 75% of the agreed value of the collateral. There was no balance outstanding under the credit facility at December 31, 1997.

            During the three months ended December 31, 1997, the Trust generated cash of $3,655,000 from the sale of real estate owned and $6,134,000 from collections from real estate loans. These funds in addition to cash on hand, were used primarily to fund real estate loans of $1,414,000 and purchase 239,102 shares of beneficial interest of the Trust at an approximate aggregate cost of $1,944,000. Cash and cash equivalents were $16,088,000 at December 31, 1997.

            The Trust's Board of Trustees authorized the purchase from time to time of up to 1,250,000 shares of beneficial interest of the Trust. Through December 31, 1997, 648,673 shares have been purchased at an approximate aggregate cost of $4,645,000. From January 1, 1998 through February 6, 1998 an additional 50,533 shares have been purchased at an aggregate cost of $395,000.

            There will be no effect on the Trust's liquidity relating to the year 2000 issue because during the last quarter of the 1997 fiscal year the Trust acquired computer hardware and software to handle the company's accounting and real estate management. The computer software is capable of handling all issues relating to the year 2000.

            The Trust will satisfy its liquidity needs from cash and liquid investments on hand, the credit facility with First Boston, interest received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

            Interest and fees on real estate loans decreased to $1,282,000 for the three months ended December 31, 1997 as compared to $1,354,000 for the three months ended December 31, 1996. The decrease of $72,000 was primarily a result of the receipt of additional interest during the quarter ended December 31, 1996 of approximately $394,000 upon the payoff of an earning loan. Payoffs and pay-downs of various earning real estate loans during the prior fiscal year also added to this decrease. The decrease was offset by interest earned during the quarter ended December 31, 1997 of approximately $500,000 on the origination of new loans.

            Operating income on real estate assets decreased by $1,175,000 to $984,000 for the first quarter of the year ended September 30, 1998 from $2,159,000 for the comparable period in the prior fiscal year. This decrease was a direct result of the loss of rental income upon the sale of foreclosed properties.

            During the three months ended December 31, 1996 the Trust reversed previously provided allowances of $300,000, upon the payoff in full of a real estate loan. There was no comparable reversal during the three months ended December 31, 1997.

            Other, primarily investment income, increased by $57,000 to $180,000 for the quarter ended December 31, 1997 from $123,000 for the quarter ended December 31, 1996. This increase is a result of interest and dividends earned on investment securities.

            The Advisor's fee decreased to $121,000 during the first quarter of the year ended September 30, 1998 from $131,000 during the comparable period in the prior fiscal year. This decrease was a result of a decrease in total invested assets, the basis on which the advisory fee is calculated.

            General and administrative expenses increased by $32,000 from $540,000 for the quarter ended December 31, 1996 to $572,000 for the quarter ended December 31, 1997. The increase was a result of expenses relating to the generation of new business.

            Operating expenses relating to real estate assets decreased to $643,000 during the three months ended December 31, 1997 from $1,658,000 for the comparable period in 1996 a decrease of $1,015,000. This decrease was primarily a result of the sale of foreclosed properties.

            Amortization and depreciation decreased to $86,000 during the first three months of the year ended September 30, 1998 from $134,000 during the first three months of the year ended September 30, 1997, a decrease of $48,000. There has been a decrease in deferred mortgage costs to be amortized as a result of the sale of various real estate assets and the payoff of the underlying debt.

            Gain on sale of foreclosed properties for the quarter ended December 31, 1997 was $2,154,000, with no comparable gain for the quarter ended December 31, 1996. It is the policy of the Trust to offer for sale all foreclosed property at prices that management believes represents fair value.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Trust filed two reports on Form 8-K during the quarter ended December 31, 1997.

On December 1, 1997 the Trust filed a Form 8-K to report the sale of the Trust's general and limited partnership interests in Stobba Associates, L.P., thereby conveying its interest in a mixed use property located in Philadelphia, Pennsylvania. On December 18, 1997 Amendment No. 1 to Form 8-K was filed containing the pro forma financial information relating to the disposition of Stobba Associates, L.P. required by Item 7 of Form 8-K.

On December 16, 1997 a Form 8-K was filed by the Trust reporting an increase in the Trust's stock repurchase program to 1,250,000 shares.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BRT REALTY TRUST
                                 Registrant




02/13/98                    /s/ Simeon Brinberhg
Date                        Simeon Brinberg, Senior Vice President





02/13/98                    /s/ David W. Kalish
Date                        David W. Kalish, Vice President and
                            Chief Financial Officer