Form 10-Q
period 1998-03-31
BRT REALTY TRUST
filed 1998-05-13
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

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

                    8,060,604 Shares of Beneficial Interest,
                    $3 par value, outstanding on May 11, 1998

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

                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                March 31,      September, 30
                                                                                 1998               1997
                                                                                 ----               ----
                                                                             (Unaudited)          (Audited)
Assets:
  Real estate loans - Note 3:
    Earning interest                                                          $ 36,417             $ 40,030
    Not earning interest                                                         3,835                3,835
                                                                            ----------           ----------
                                                                                40,252               43,865
    Less allowance for possible losses                                           5,956                5,956
                                                                            ----------           ----------
                                                                                34,296               37,909
                                                                             ---------             --------
  Real estate assets:
    Foreclosed properties held for sale                                         21,130               23,160
    Investment in real estate venture                                            1,566                1,546
                                                                            ----------           ----------
                                                                                22,696               24,706
    Less valuation allowance                                                       349                  349
                                                                           -----------          -----------
                                                                                22,347               24,357
                                                                             ---------            ---------
  Cash and cash equivalents                                                     19,246               10,152
  Securities available-for-sale at market                                        6,309                5,382
   Other assets                                                                  1,713                2,515
                                                                            ----------            ---------
          Total Assets                                                         $83,911              $80,315
                                                                               =======              =======

Liabilities and Shareholders' Equity
Liabilities:
   Loans and mortgages payable                                                 $11,028              $11,562
   Accounts payable and accrued liabilities,
     including deposits of $523 and $1,085                                       1,431                2,216
                                                                             ---------             --------
          Total Liabilities                                                     12,459               13,778
                                                                              --------              -------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
    issued - 8,886  shares at each date                                         26,657               26,657
  Additional paid-in capital, net of distributions of $5,171                    81,517               81,517
  Net unrealized gain on available-for-sale securities                           1,306                  726
  Accumulated deficit                                                          (31,156)             (37,916)
                                                                              ---------            --------
                                                                                78,324               70,984
Cost of 818 and 518 treasury shares of
  beneficial interest                                                           (6,872)              (4,447)
                                                                             ----------            --------
            Total Shareholders' Equity                                          71,452               66,537
                                                                              --------              -------
            Total Liabilities and Shareholders' Equity                         $83,911              $80,315
                                                                               =======              =======






                           See Accompanying Notes to Consolidated Financial Statements.



                                         BRT REALTY TRUST AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              AND ACCUMULATED DEFICIT
                                                    (Unaudited)
                                     (In Thousands except for Per Share Data)


                                                                        Three Months Ended                Six  Months Ended
                                                                             March 31,                         March 31,
                                                                       1998            1997             1998             1997
                                                                       ----            ----             ----             ----

Revenues:
  Interest and fees on real estate loans                            $   1,121        $   1,074        $   2,403        $   2,419
  Operating income on real estate owned                                 1,119            2,327            2,103            4,495
  Reversal of previously provided allowances                                -            1,000                -            1,300
   Other, primarily investment income                                     264               76              444              199
                                                                  -----------     ------------      -----------       ----------
          Total Revenues                                                2,504            4,477            4,950            8,413
                                                                   ----------       ----------       ----------        ---------

Expenses:
    Interest-notes payable and loans payable                               25                -               50               10
    Advisor's fee                                                         123              143              244              274
    General and administrative                                            645              628            1,217            1,168
    Operating expenses relating to real estate
     owned including interest on mortgages
      of $246 and $498 for the three-month
      periods and $481 and $1,005 for the six-
     month periods, respectively                                          574            1,782            1,217            3,440
    Amortization and depreciation                                          86              140              172              274
                                                                 ------------      -----------      -----------      -----------
           Total Expenses                                               1,453            2,693            2,900            5,166
                                                                   ----------       ----------       ----------       ----------

Income  before gain on sale of foreclosed
  properties held for sale                                              1,051            1,784            2,050            3,247
Gain on sale of foreclosed properties held
 for sale                                                               2,557                -            4,711                -
                                                                  -----------    -------------      -----------   --------------
Net Income                                                         $    3,608       $    1,784       $    6,761       $    3,247
                                                                   ==========       ==========       ==========       ==========


Income per share of Beneficial Interest:
  Basic and diluted earnings per share                            $      0.45       $      0.21      $      0.83      $      0.38
                                                                  ===========       ===========      ===========      ===========
  Diluted earnings per share                                      $      0.44      $      0.21      $      0.82     $      0.38
                                                                  ===========      ===========      ===========     ===========


Accumulated deficit, beginning of period                            $ (34,764)       $ (43,786)       $ (37,916)       $ (45,249)
  Net income                                                            3,608            1,784            6,761            3,247
                                                                  -----------      -----------      -----------      -----------
Accumulated deficit, end of period                                  $ (31,156)      $  (42,002)       $ (31,155)       $ (42,002)
                                                                    ==========      ===========       ==========       ==========












                           See Accompanying Notes to Consolidated Financial Statements.



                                      BRT REALTY TRUST AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In Thousands)
                                                                                           Six Months Ended
                                                                                                March 31,
                                                                                         1998             1997
                                                                                         ----             ----
Cash flow from operating activities:
  Net income                                                                           $6,761            $3,247
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and depreciation                                                        172               274
     Reversal of previously provided allowances                                             -            (1,300)
     Gain on sale of real estate and  foreclosed properties                            (4,711)                -
     Capitalization of earned interest income to loan balance
        in accordance with agreements                                                    (386)                -
     (Increase) decrease in interest receivable                                            (2)                9
     Decrease (increase) in prepaid expenses                                               33              (162)
     (Decrease) increase in accounts payable
       and accrued liabilities                                                           (389)              297
     Decrease in deferred revenues                                                       (104)                -
     Decrease in rent receivables                                                          77                40
     Decrease in escrow deposits                                                          208                42
     Increase in deferred costs                                                            (5)             (268)
     Other                                                                                197                15
                                                                                      -------          --------
Net cash provided by operating activities                                               1,851             2,194
                                                                                      -------           -------

Cash flows from investing activities:
  Collections from real estate loans                                                    7,801             6,870
  Additions to real estate loans                                                       (3,486)           (5,904)
   Repayments to participating lenders                                                      -            (1,000)
  Net costs capitalized to real estate owned                                             (305)             (828)
  Proceeds from sale of real estate owned                                               6,669               412
  (Decrease) increase in deposits payable                                                (272)              164
  Purchase of marketable securities                                                      (347)                -
   Decrease in investments in US Government obligations                                     -               986
   Other                                                                                  162               (17)
                                                                                    ---------          ---------
Net cash provided by investing activities                                              10,222               683
                                                                                      -------          --------

Cash flow from financing activities:
  Payoff/paydown of loan and mortgages payable                                           (534)           (1,499)
  Repurchase of shares of beneficial interest, a portion of
    which were cancelled                                                               (2,425)           (1,367)
  Other                                                                                   (20)               (3)
                                                                                     ---------         ---------
Net cash used in financing activities                                                  (2,979)           (2,869)
                                                                                      --------           -------
Net increase in cash and cash equivalents                                               9,094                 8
Cash and cash equivalents at beginning of period                                       10,152             6,209
                                                                                       ------             -----
Cash and cash equivalents at end of period                                            $19,246            $6,217
                                                                                      =======            ======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                   $  546            $  710
                                                                                       ======            ======

Supplemental schedule of non-cash investing and financing activities:
   Transfer of foreclosed property to an investment
     in a real estate venture                                                        $      -            $1,552


                           See Accompanying Notes to Consolidated Financial Statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

            The accompanying interim unaudited consolidated financial statements as of March 31, 1998 and for the three and six months ended March 31, 1998 and 1997 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results for the full year.

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

Note 2 - Shareholders' Equity

Per Share Data

            In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

            Basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period which were 8,089,500 and 8,165,702 for the three and six month periods ended March 31, 1998 and 8,570,942 and 8,628,927 for the three and six month periods ended March 31, 1997, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Trust. For the three and six months ended March 31, 1998 and 1997 diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of the Trust's outstanding options using the treasury stock method which aggregated 8,134,254 and 8,212,429 and 8,601,674 and 8,653,673,
respectively.

Note 3 - Real Estate Loans

            If all loans classified as non-earning were earning interest at their contractual rates for the three and six months ended March 31, 1998 and 1997, interest income would have increased by approximately $153,000 and $301,000 and $166,000 and $317,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

            The Trust engages in the business of originating and holding for investment senior real estate mortgages, secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property. Repayments of real estate loans in the amount of $31,203,000 are due during the twelve months ending March 31, 1999, including $6,604,000 due on demand. There presently exists a favorable environment for obtaining mortgage financing secured by real property and for selling real estate. Accordingly, prior to or at maturity, borrowers should be able to refinance and repay the indebtedness due to the Trust. However, the Trust cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

            In October 1996 the Trust entered into a $25,000,000 credit facility with CS First Boston Mortgage Capital Corp. ("First Boston"). The facility, a revolving credit facility, permits the Trust to borrow, repay and borrow again. Interest is charged on the outstanding principal balance at the lower of prime plus 1% or Libor plus 3%, adjusted monthly and matures on October 17, 1998. The Trust has the right to extend the facility for two additional six-month periods for a fee of .25% with each extension. The Trust can use funds borrowed under this facility for any corporate purpose, the primary of which is lending. Borrowings under the credit facility are secured by specific receivables and real estate assets held by the Trust, and the credit agreement provides that the loan amount will never exceed 75% of the agreed value of the collateral. There was no balance outstanding under the credit facility at March 31, 1998.

            During the six months ended March 31, 1998, the Trust generated cash of $6,669,000 from the sale of real estate owned and $7,801,000 from collections from real estate loans. These funds in addition to cash on hand, were used primarily to fund real estate loans of $3,486,000 and purchase 300,248 shares of beneficial interest of the Trust at an approximate aggregate cost of $2,425,000. Cash and cash equivalents were $19,246,000 at March 31, 1998.

            The Trust's Board of Trustees authorized the purchase from time to time of up to 1,250,000 shares of beneficial interest of the Trust. Through March 31, 1998, 818,225 shares have been purchased at an approximate aggregate cost of $6,872,000. From April 1, 1998 through May 11, 1998 an additional 6,900 shares have been purchased at an aggregate cost of $49,000.

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

Results of Operations
---------------------

         Interest and fees on real estate loans increased by $47,000 to $1,121,000 for the three months ended March 31, 1998 as compared to $1,074,000 for the corresponding period in 1997. The increase was primarily due to a higher average balance of earning real estate loans during the current quarter. This category decreased by $16,000 to $2,403,000 for the six months ended March 31, 1998 as compared to $2,419,000 for the corresponding period in 1997. The decrease was primarily due to a lower average balance of earning real estate loans during the current six month period.

         Operating income on real estate owned decreased by $1,208,000 to $1,119,000 for the three months ended March 31, 1998 as compared to $2,327,000 for the corresponding period in 1997. This category decreased by $2,392,000 to $2,103,000 for the six months ended March 31, 1998 as compared to $4,495,000 for the corresponding period in 1997. The decreases in both the three and six month periods were primarily the result of the loss of rental income associated with the sale of foreclosed properties.

         During the three and six month periods ended March 31, 1997, there were reversals of previously provided allowances of $1,000,000 and $1,300,000, respectively. There were no such reversals in either of the periods in 1998.

         Other, primarily investment income increased by $188,000 to $264,000 for the three months ended March 31, 1998 as compared to $76,000 for the corresponding period in 1997. This category increased by $245,000 to $444,000 for the six months ended March 31, 1998 as compared to $199,000 for the corresponding period in 1997. The increases in both the three and six month periods were primarily the result of increased interest and dividends on higher average balances of cash and investments.

         The Advisor's fee decreased by $20,000 to $123,000 for the three-month period ended March 31, 1998 as compared to $143,000 for the corresponding period in 1997. This category decreased by $30,000 to $244,000 for the six months ended March 31, 1998 as compared to $274,000 for the corresponding period in 1997. The decreases in both periods were a result of a decline in total invested assets, the basis on which the fee is calculated.

         General and administrative expenses increased by $17,000 to $645,000 for the three months ended March 31, 1998 as compared to $628,000 for the corresponding period in 1997. This category increased by $49,000 to $1,217,000 for the six months ended March 31, 1998 as compared to $1,168,000 for the corresponding period in 1997. The increases in each of the periods were primarily the result of increased expenses associated with the generation of new business.

         Operating expenses relating to real estate assets decreased by $1,208,000 to $574,000 for the three months ended March 31, 1998 as compared to $1,782,000 for the corresponding period in 1997. This category decreased by $2,223,000 to $1,217,000 for the six months ended March 31, 1998 as compared to $3,440,000 for the corresponding period in 1997. The decreases in both the three and six month periods were primarily the result of the sale of foreclosed properties.

         Amortization and depreciation decreased by $54,000 to $86,000 for the three months ended March 31, 1998 as compared to $140,000 for the corresponding period in 1997. This category decreased by $102,000 to $172,000 for the six months ended March 31, 1998 as compared to $274,000 for the corresponding period in 1997. The decrease is primarily the result of lower deferred mortgage costs to be amortized as a result of the sale of various real estate assets and the payoff of the underlying debt.

         Gain on sale of foreclosed assets was $2,557,000 and $4,711,000 for the three and six-month periods ended March 31, 1998, respectively. There were no comparable gains in either period in 1997. It is the policy of the Trust to offer for sale all foreclosed property at prices that management believes represent fair value.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Shareholders of the Trust ("Annual Meeting"), was held on March 23, 1998. At the meeting, the following Trustees were elected for a term of three years or until their respective successors are elected and shall qualify:


        Name                         Votes Cast For          Votes Withheld
        ----                         --------------          --------------

    Arthur Hurand                      7,509,446                 47,693
    Herbert C. Lust, II                7,509,895                 47,244
    Marshall Rose                      7,510,860                 46,279

The following Trustees remained in office after the Annual Meeting:
Fredric H. Gould, David Herold, Nathan Kupin, Gary Hurand, Patrick J. Callan and Jeffrey A. Gould.

The Annual Meeting also considered the appointment of Ernst & Young LLP as the Trust's independent auditors for the fiscal year ending September 30, 1998. With respect to the appointment, 7,516,901 shares voted in favor, 16,578 shares against and 23,660 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRT REALTY TRUST
                                    ----------------
                                      Registrant




05/13/98                       /s/ Simeon Brinberg
--------                       -------------------
Date                           Simeon Brinberg, Senior Vice President





05/13/98                       /s/ David W. Kalish
--------                       -------------------
Date                           David W. Kalish, Senior Vice President - Finance