Form 10-Q
period 1998-06-30
BRT REALTY TRUST
filed 1998-08-13
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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

                    7,162,863 Shares of Beneficial Interest,
                  $3 par value, outstanding on August 10, 1998

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

                                         BRT REALTY TRUST AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In Thousands)


                                                                                June 30,       September, 30
                                                                                 1998               1997
                                                                                 ----               ----
                                                                             (Unaudited)          (Audited)

Assets:
  Real estate loans - Note 3:
    Earning interest                                                          $ 37,374             $ 40,030
    Not earning interest                                                         1,919                3,835
                                                                            ----------           ----------
                                                                                39,293               43,865
    Less allowance for possible losses                                           4,041                5,956
                                                                            ----------           ----------
                                                                                35,252               37,909
                                                                             ---------             --------
  Real estate assets:
    Foreclosed properties held for sale                                         20,948               23,160
    Investment in real estate venture                                            2,177                1,546
                                                                            ----------           ----------
                                                                                23,125               24,706
    Less valuation allowance                                                       349                  349
                                                                           -----------          -----------
                                                                                22,776               24,357
                                                                             ---------            ---------
  Cash and cash equivalents                                                     19,700               10,152
  Securities available-for-sale at market                                        6,686                5,382
   Other assets                                                                  2,116                2,515
                                                                            ----------            ---------
          Total Assets                                                         $86,530              $80,315
                                                                               =======              =======

Liabilities and Shareholders' Equity
Liabilities:
   Loans and mortgages payable                                                 $10,795              $11,562
   Accounts payable and accrued liabilities,
     including deposits of $938 and $1,085                                       1,456                2,216
                                                                             ---------             --------
          Total Liabilities                                                     12,251               13,778
                                                                              --------              -------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
    issued - 8,886  shares at each date                                         26,657               26,657
  Additional paid-in capital, net of
    distributions of $5,171                                                     81,528               81,517
  Accumulated other comprehensive income - net
    unrealized gain on available-for-sale securities                             2,108                  726
  Accumulated deficit                                                          (28,860)             (37,916)
                                                                              ---------            --------
                                                                                81,433               70,984
Cost of 858 and 518 treasury shares of
  beneficial interest                                                           (7,154)              (4,447)
                                                                             ----------            --------
            Total Shareholders' Equity                                          74,279               66,537
                                                                              --------              -------
            Total Liabilities and Shareholders' Equity                         $86,530              $80,315
                                                                               =======              =======




                           See Accompanying Notes to Consolidated Financial Statements.




                                         BRT REALTY TRUST AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              AND ACCUMULATED DEFICIT
                                                    (Unaudited)
                                     (In Thousands except for Per Share Data)




                                                                         Three Months Ended                 Nine Months Ended
                                                                             June 30,                           June 30,
                                                                        1998            1997              1998            1997
                                                                        ----            ----              ----            ----

Revenues:
  Interest and fees on real estate loans                            $   1,312        $   1,148        $   3,715        $   3,567
  Operating income on real estate owned                                 1,003            2,282            3,106            6,777
  Reversal of previously provided allowances                                -                -                -            1,300
   Other, primarily investment income                                     224               32              668              231
                                                                  -----------     ------------      -----------      -----------
          Total Revenues                                                2,539            3,462            7,489           11,875
                                                                   ----------       ----------       ----------       ----------

Expenses:
    Interest-notes payable and loans payable                               25               85               75               97
    Advisor's fee                                                         126              151              370              425
    General and administrative                                            671              541            1,888            1,707
    Operating expenses relating to real estate
     owned including interest on mortgages
      of $229 and $501 for the three-month
      periods and $710 and $1,505 for the nine -
     month periods, respectively                                          611            1,552            1,828            4,992
    Amortization and depreciation                                          86              138              258              412
                                                                 ------------      -----------      -----------      -----------
           Total Expenses                                               1,519            2,467            4,419            7,633
                                                                   ----------       ----------       ----------       ----------

Income  before gain on sale of foreclosed
  properties and investments available-for-sale                         1,020              995            3,070            4,242
Gain on sale of foreclosed properties and
 investments available-for-sale                                         1,275                -            5,986                -
                                                                  -----------    -------------      -----------   --------------
Net Income                                                         $    2,295      $       995       $    9,056       $    4,242
                                                                   ==========      ===========       ==========       ==========


Income per share of Beneficial Interest:
  Basic earnings per share                                         $     0.28      $      .012      $      1.11      $      0.50
                                                                   ===========     ===========      ===========      ===========
  Diluted earnings per share                                     $       0.28      $      .012      $      1.10      $      0.50
                                                                  ===========      ===========      ===========     ===========


Accumulated deficit, beginning of period                            $ (31,155)       $ (42,002)       $ (37,916)       $ (45,249)
  Net income                                                            2,295              995            9,056            4,242
                                                                  -----------      -----------      -----------      -----------
Accumulated deficit, end of period                                  $ (28,860)      $  (41,007)       $ (28,860)       $ (41,007)
                                                                    ==========      ===========       ==========       ==========










                           See Accompanying Notes to Consolidated Financial Statements.



                                      BRT REALTY TRUST AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In Thousands)
                                                                                           Nine Months Ended
                                                                                                June 30,
                                                                                         1998             1997
                                                                                         ----             ----

Cash flow from operating activities:
  Net income                                                                           $9,056            $4,242
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and depreciation                                                        258               412
      Reversal of previously provided allowances                                            -            (1,300)
     Gain on sale of real estate and  foreclosed properties                            (5,777)                -
     Gain on sale of available-for-sale securities                                       (209)                -
     (Increase) in interest receivable                                                   (166)              (45)
     Decrease (increase) in prepaid expenses                                               54              (150)
     (Decrease) increase in accounts payable
       and accrued liabilities                                                           (845)              199
     (Decrease) in deferred revenues                                                     (134)                -
     Decrease in rent receivables                                                         124                38
     (Decrease) in escrow deposits                                                       (179)              201
     Increase in deferred costs                                                            (5)             (274)
     Other                                                                                225                33
                                                                                   ----------        ----------
Net cash provided by operating activities                                               2,402             3,356
                                                                                    ---------          --------

Cash flows from investing activities:
  Collections from real estate loans                                                   12,214            10,355
  Additions to real estate loans                                                       (9,556)          (11,891)
   Repayments to participating lenders                                                      -            (1,000)
  Net costs capitalized to real estate owned                                             (554)             (786)
  Proceeds from sale of real estate owned                                               8,450               518
  Increase in deposits payable                                                            398                62
  Purchase of marketable securities                                                      (347)             (677)
   Sales of marketable securities                                                         635
   Decrease in investments in US Government obligations                                     -               986
   Increase in investment in partnership interest                                        (631)
   Other                                                                                    -               (25)
                                                                                   ----------          ---------
Net cash provided by investing activities                                              10,609             2,538
                                                                                      -------           -------

Cash flow from financing activities:
  Payoff/paydown of loan and mortgages payable                                           (767)           (1,744)
  Repurchase of shares of beneficial interest, a portion of
    which were cancelled                                                               (2,707)           (2,265)
  Other                                                                                    11               (28)
                                                                                   ----------         ----------
Net cash used in financing activities                                                  (3,463)           (4,037)
                                                                                      --------           -------
Net increase in cash and cash equivalents                                               9,548            (3,219)
Cash and cash equivalents at beginning of period                                       10,152             6,209
                                                                                       ------             -----
Cash and cash equivalents at end of period                                            $19,700           $ 2,990
                                                                                      =======           =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                $     802           $ 1,123
                                                                                    =========           =======

Supplemental schedule of non-cash investing and financing activities:
   Transfer of foreclosed property to an investment
    in a real estate venture                                                      $         -           $ 1,552

              See Accompanying Notes to Consolidated Financial Statements.


                   BRT REALTY TRUST AND SUBSIDIARIES
              Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 1998 and for the three and nine months ended June 30, 1998 and 1997 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results for the full year.

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

Note 2 - Shareholders' Equity

Per Share Data

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

Basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period which were 8,048,832 and 8,126,746 for the three and nine month periods ended June 30, 1998 and 8,461,477 and 8,573,111 for the three and nine month periods ended June 30, 1997, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Trust. For the three and nine months ended June 30,

Note 2 - Shareholders' Equity - Continued

1998 and 1997 diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of the Trust's outstanding options using the treasury stock method which aggregated 8,083,069 and 8,169,639 and 8,495,557 and 8,601,149, respectively.

Note 3 - Real Estate Loans

If all loans classified as non-earning were earning interest at their contractual rates for the three and nine months ended June 30, 1998 and 1997, interest income would have increased by approximately $65,000 and $366,000 and $182,000 and $499,000, respectively.

Note 4 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Trust elected early adoption of Statement No. 130 as of October 1, 1997. During the nine months ended June 30, 1998, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, increased $1,382 from $726 to $2,108.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Trust engages in the business of originating and holding for investment senior real estate mortgages, secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property. Repayments of real estate loans in the amount of $30,756,000 are due during the twelve months ending June 30, 1999, including $6,687,000 due on demand. There presently exists a favorable environment for obtaining mortgage financing secured by real property and for selling real estate. Accordingly, prior to or at maturity, borrowers should be able to refinance and repay the indebtedness due to the Trust. However, the Trust cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

In October 1996 the Trust entered into a $25,000,000 credit facility with Credit Suisse First Boston Mortgage Capital LLC (formerly CS First Boston Mortgage Capital Corp.) ("First Boston"). The facility, a revolving credit facility, permits the Trust to borrow, repay and borrow again. Interest is charged on the outstanding principal balance at the lower of prime plus 1% or Libor plus 3%, adjusted monthly and matures on October 17, 1998. The Trust has the right to extend the facility for two additional six-month periods for a fee of .25% with each extension. The Trust can use funds borrowed under this facility for any corporate purpose, the primary of which is lending. Borrowings under the credit facility are secured by specific receivables and real estate assets held by the Trust, and the credit agreement provides that the loan amount will never exceed 75% of the agreed value of the collateral. There was no balance outstanding under the credit facility at June 30, 1998. As of August 10, 1998 the balance outstanding under the facility is $4,500,000.

During the nine months ended June 30, 1998, the Trust generated cash of $8,450,000 from the sale of real estate owned and $12,214,000 from collections from real estate loans. These funds in addition to cash on hand, were used primarily to fund real estate loans of $9,556,000 and purchase 340,266 shares of beneficial interest of the Trust at an approximate aggregate cost of $2,707,000. Cash and cash equivalents were $19,700,000 at June 30, 1998.

The Trust's Board of Trustees authorized the purchase from time to time of up to 1,250,000 shares of beneficial interest of the Trust. Through June 30, 1998, 749,657 shares have been purchased at an approximate aggregate cost of $5,406,000. Subsequently the Trust's Board of Trustees authorized exceeding its previous authorization to accommodate the purchase of an additional 364,280 shares. From July 1, 1998 through August 10, 1998 an additional 864,623 shares have been purchased at an aggregate cost of $7,726,000.




Liquidity and Capital Resources - Continued

There will be no effect on the Trust's liquidity relating to the year 2000 issue because during the last quarter of the 1997 fiscal year the Trust acquired computer hardware and software to handle the Trust's accounting and real estate management. The computer software is capable of handling all issues relating to the year 2000. Non-compliance with the year 2000 issue by third parties with whom the Trust has a relation will not have a material effect on the Trust's business, financial condition or results of operations.

The Trust will satisfy its liquidity needs from cash and liquid investments on hand, the credit facility with First Boston, interest received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

Interest and fees on real estate loans increased by $164,000 to $1,312,000 for the three months ended June 30, 1998 as compared to $1,148,000 for the corresponding period in 1997. This category increased by $148,000 to $3,715,000 for the nine months ended June 30, 1998 as compared to $3,567,000 for the corresponding period in 1997. The increases in both periods were primarily due to a higher average balance of earning real estate loans and an increase in discount income resulting from the prepayment of discounted loans during the three and nine month periods.

Operating income on real estate owned decreased by $1,279,000 to $1,003,000 for the three months ended June 30, 1998 as compared to $2,282,000 for the corresponding period in 1997. This category decreased by $3,671,000 to $3,106,000 for the nine months ended June 30, 1998 as compared to $6,777,000 for the corresponding period in 1997. The decreases in both the three and six month periods were primarily the result of the loss of rental income associated with the sale of foreclosed properties.

During the nine month period ended June 30, 1997, there was a reversal of previously provided allowances of $1,300,000. There was no such reversal in the nine month period ended June 30, 1998.

Other revenues, primarily investment income increased by $192,000 to $224,000 for the three months ended June 30, 1998 as compared to $32,000 for the corresponding period in 1997. This category increased by $437,000 to $668,000 for the nine months ended June 30, 1998 as compared to $231,000 for the corresponding period in 1997. The increases in both the three and six month periods were primarily the result of increased interest and dividends on higher average balances of cash and investments.


Interest expense on notes and loans payable decreased by $60,000 to $25,000 for the three months ended June 30, 1998 as compared to $85,000 for the corresponding period in 1997. This category decreased by $22,000 to $75,000 for the nine month period ended June 30, 1998 as compared to $97,000 for the corresponding period in 1997. The decrease in both periods was the reduction and payoff of outstanding debt under the revolving credit facility with First Boston.

The Advisor's fee decreased by $25,000 to $126,000 for the three-month period ended June 30, 1998 as compared to $151,000 for the corresponding period in 1997. This category decreased by $55,000 to $370,000 for the nine months ended June 30, 1998 as compared to $425,000 for the corresponding period in 1997. The decreases in both periods were a result of a decline in total invested assets, the basis on which the fee is calculated.

General and administrative expenses increased by $130,000 to $671,000 for the three months ended June 30, 1998 as compared to $541,000 for the corresponding period in 1997. This category increased by $181,000 to $1,888,000 for the nine months ended June 30, 1998 as compared to $1,707,000 for the corresponding period in 1997. The increases in each of the periods were primarily the result of increased expenses, primarily salaries, rent and associated with the Trust's expansion of staff and marketing efforts in order to generate new business.

Operating expenses relating to real estate assets decreased by $941,000 to $611,000 for the three months ended June 30, 1998 as compared to $1,552,000 for the corresponding period in 1997. This category decreased by $3,164,000 to $1,828,000 for the nine months ended June 30, 1998 as compared to $4,992,000 for the corresponding period in 1997. The decreases in both the three and six month periods were primarily the result of the sale of foreclosed properties.

Amortization and depreciation decreased by $52,000 to $86,000 for the three months ended June 30, 1998 as compared to $138,000 for the corresponding period in 1997. This category decreased by $154,000 to $258,000 for the nine months ended June 30, 1998 as compared to $412,000 for the corresponding period in 1997. The decrease is primarily the result of lower deferred mortgage costs to be amortized as a result of the sale of various real estate assets and the payoff of the underlying debt.

Gain on sale of foreclosed properties and available-for-sale investments was $1,275,000 and $5,986,000 for the three and six-month periods ended June 30, 1998, respectively. There were no comparable gains in either period in 1997. It is the policy of the Trust to offer for sale all foreclosed property at prices that management believes represent fair value.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter ended June 30, 1998, except for an 8-K dated July 20, 1998 which reported the purchase by the Trust of shares of beneficial interest of the Trust.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 BRT REALTY TRUST
                                                    Registrant




08/13/98                    /s/ Jeffrey Gould
                            ----------------------------
Date                        Jeffrey Gould, President





08/13/98                    /s/ David W. Kalish
                            -----------------------------
Date                        David W. Kalish, Senior Vice President - Finance