Form 10-K
period 1998-09-30
BRT REALTY TRUST
filed 1998-12-21
CIK 14846

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

                  For the fiscal year ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission file number 1-7172

                                BRT REALTY TRUST
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Massachusetts                                                   13-2755856
------------------------------------------------------------------------------
 (State or other jurisdiction                                (I.R.S. employer
  of incorporation or organization)                         identification no.)

60 Cutter Mill Road, Great Neck, New York                               11021
------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)

        Registrant's telephone number, including area code 516-466-3100

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------------------------------------------------------------------
Shares of Beneficial                                    New York Stock Exchange
Interest, $3.00 Par Value

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

     The aggregate market value of voting stock of the registrant held by non-affiliates was approximately $21,205,000 as of December 1, 1998.

          As of December 1, 1998 the registrant had 7,165,263 Shares of Beneficial Interest outstanding (excluding treasury shares).

                    Documents Incorporated By Reference


PART III

Item 10 - Directors and Executive Officers        To be included in
          of the Registrant                       the Proxy Statement
                                                  to be filed pursuant
Item 11 - Executive Compensation                  to Regulation 14A
                                                  not later than
Item 12 - Security Ownership of Certain           January 28, 1999,
          Beneficial Owners and Management        except for
                                                  information
                                                  concerning executive
Item 13 - Certain Relationships and Related       officers, which is
          Transactions                            included in Part I.


PART IV - See Item 14.

                                    PART I
Item l.  Business.
         --------
General
-------
         BRT Realty Trust ("BRT") is a real estate investment trust organized in 1972 under the laws of the Commonwealth of Massachusetts. Its primary business activity is to originate and hold for investment for its own account, senior real estate mortgage loans secured by income producing real property and, to a lesser extent, junior real estate mortgage loans secured by income producing real property and senior mortgage loans secured by undeveloped real property. BRT emphasizes loans with terms ranging from six months to three years to persons requiring short term funds for the acquisition of a property, for the purchase (normally at a discount) of a mortgage applicable to a property owned by the borrower, for rehabilitating a property or for converting a commercial property to residential use. BRT does not finance new construction.

         At September 30, 1998 BRT had $51,175,000 principal amount of loans outstanding, 79% of which were secured by properties located in New York City, Nassau, Suffolk and Westchester (New York) counties.

         The major portion of the mortgage loans originated and held by BRT bear interest at a floating rate related to the prime rate and the interest rate adjusts when the prime rate changes. Since borrowings BRT makes under its outstanding Credit Agreement (discussed below under the caption "Investment Policy") are related to prime or Libor, BRT minimizes interest rate fluctuation risks. Interest on mortgage loans held by BRT is payable monthly and BRT usually holds escrows, also paid monthly, for real estate taxes. BRT receives an origination fee on all mortgage loans it originates and an extension fee in connection with the extension of most loans. These fees are paid at the time a loan is funded or extended. Origination and extension fees are taken into income over the life of the commitment and/or the loan. If a loan is not taken by the borrower, the fee is recognized at the expiration of the commitment. A non-refundable processing fee is received on substantially all commitments.

         Commencing in April, 1998, BRT through BRT Funding Corp. (a wholly-owned subsidiary) started originating longer term senior real estate mortgage loans secured by income producing real property, primarily multi-family properties. These loans provide for a fixed rate of interest, have an initial five-year term and provide for amortization of principal over 20 to 25 years. The borrower is usually afforded the option to extend the loan for an additional five years. BRT Funding Corp. receives an origination fee and an additional fee when the loan is extended. BRT is exploring certain options among which are selling senior participations in these loans, or selling these loans entirely to other institutions. At September 30, 1998 $8,156,000 principal amount of these "conventional type" loans was outstanding representing approximately 16% of the outstanding loan balance.

         At September 30, 1998 BRT's mortgage portfolio consisted of 49 mortgage loans totaling $49,134,000 in aggregate principal amount (net of allowances of $2,041,000), representing 57% of BRT's total assets. At September 30, 1998 all outstanding loans were on an earning basis. Of the principal amount of loans outstanding at September 30, 1998, 96% represented first mortgage loans and 4% (2 loans) represented second mortgage and wrap-around loans. Substantially all of the mortgage loans originated by BRT in the year ended September 30, 1998 were first mortgage loans.

         In the year ended September 30, 1998, in addition to originating mortgage loans, BRT was engaged in managing its loan portfolio, supervising and maintaining real estate owned by BRT (real estate acquired by BRT in foreclosure actions or by deed in lieu of foreclosure) and leasing and selling real estate owned. Approximately, 20% of BRT's total assets at year ended September 30, 1998 or an aggregate of $16,886,000 (after valuation allowances) was represented by real estate assets. Approximately 15% of the BRT's net investment assets (either mortgages or real estate assets) related to cooperative apartments at September 30, 1998.

         With respect to real estate which BRT has taken back in foreclosure or deed in lieu thereof, it is BRT's policy to offer for sale all such real estate at prices which management believes represents fair value in the geographical area in which the property is located. If BRT's management determines that it will not, in the near term, be able to sell a specific parcel of real estate at an acceptable price, management may seek first mortgage financing secured by that specific parcel of real estate. In many instances, BRT, through an independent contractor, has caused a property to be renovated, engaged in leasing activities, negotiated and completed the sale of real estate owned, (if the selling price is deemed acceptable by management) and provided purchase money financing in connection with the sale of real estate owned.

         In the year ended September 30, 1998 BRT disposed of real estate, other than cooperative apartments, having an aggregate net book value of $3,442,000, for an aggregate consideration of $5,809,000 resulting in a gain on sale of $2,367,000. During the year ended September 30, 1998 BRT sold shares (and assigned the related proprietary leases) in cooperative apartments resulting in net proceeds of approximately $2,279,000. In the year ended September 30, 1998, BRT sold to an unrelated lending institution, on a non-recourse basis, its portfolio of mortgages receivable taken back in connection with the sale of cooperative apartments. The sale of these mortgages receivable, aggregating $1,542,000, resulted in a gain to BRT of $49,000.

Investment Policy
-----------------
         BRT's current investment policy emphasizes short-term senior real estate mortgage loans secured by first liens on income producing real property. Commencing in April, 1998, BRT expanded its investment policy by originating conventional senior real estate loans secured by income producing real property, primarily multi-family residential properties. From time-to-time, BRT will make a junior real estate loan secured by income producing real property and senior real estate mortgage loans secured by undeveloped real property. Junior mortgage loans are subordinate to one or more prior liens. Junior mortgage loans may be wrap-around loans which are subject to prior underlying mortgage indebtedness. In the case of a wrap-around mortgage loan, the principal amount on which interest payable is calculated is the outstanding balance under the prior existing mortgage loan plus the amount actually advanced under the wrap-around loan. The terms of a wrap-around loan normally requires that a borrower make principal and interest payments directly to BRT and BRT in turn pays the holder of the prior mortgage loan. It is not the present intent of BRT's management to cause BRT to invest in any mortgages secured by property located outside the United States and Puerto Rico.

         BRT has no fixed policy or limitation upon the amount or percentage of its assets which it may invest in a single mortgage loan. However, as a general business practice, BRT does not make loans to one borrower where the amount involved exceeds 10% of BRT's total assets. During the year ended September 30, 1998 the average loan originated was approximately $1,300,000.

         Loan approvals are based on a review of a loan application that is prepared and submitted by the borrower, site visits to the property by at least one of the officers of BRT or BRT Funding Corp., a title review of the underlying property, in-house property appraisals, a review of the financial statements of a prospective borrower, an engineering inspection, a Phase I environmental report, and final approval by a loan committee made up of the executive officers of BRT. BRT does not require a property appraisal by an independent appraiser.

         BRT uses its own capital for investing in mortgage loans. In addition it has arranged a credit facility to make funds available for real estate mortgage lending. In October 1996 BRT entered into a revolving credit facility with Credit Suisse First Boston Mortgage Capital LLC., which provides that BRT may borrow a maximum of $25,000,000 on a revolving basis, i.e., funds can be borrowed, repaid and borrowed again. The credit facility matured October 17, 1998 and BRT pursuant to the terms of the Credit Agreement extended the loan for a six month period, upon the payment of a 1/4 of 1% ($62,500) extension fee. BRT has the right to extend the Credit Agreement for an additional six months on 30-days prior notice and the payment of an additional extension fee of 1/4 of 1%. No new borrowings may be made during the second extension period. BRT has the right to reduce the availability under the Credit Agreement to $15,000,000 and First Boston has the right to lower the commitment to $20,000,000 under limited circumstances.

         BRT pays a commitment fee under the credit facility of 1/2 of 1% of the difference between the daily average outstanding loan balance and the commitment amount. If the loan balance is less than $14,000,000, $2,084 per month is added to the commitment fee. Borrowings under the Credit Agreement bear interest at the lower of Libor plus 3% or prime plus 1%, adjusted monthly. The loan is collateralized by specific receivables and BRT's equity in specific real property and the loan amount can never exceed 75% of the agreed upon collateral amount. At any time, BRT can substitute collateral for pledged collateral. The loan amount available at September 30, 1998 was $19,500,000. Most of BRT's subsidiaries have guaranteed the loan. BRT is required to maintain a $50,000,000 tangible net worth and the Credit Agreement also provides that its net worth minus the net worth of any non-guaranteeing subsidiary must exceed $40,000,000. The Credit Agreement prohibits BRT from obtaining recourse financing but it is permitted to obtain non-recourse mortgage financing.

         As of September 30, 1998 there was $5,500,000 outstanding under the Credit Agreement.

         The mortgage loans which BRT originates are not ordinarily insured or guaranteed. BRT will obtain a guarantee or "walk-away guarantee" from the principal or principals of the borrower for most loans originated. A "walk-away guarantee" provides in substance that the guarantee of the guarantor terminates if the borrower conveys the property to BRT, provided that at the time of conveyance interest and amortization payments to BRT are current, real estate taxes are current and outstanding bills related to the property's operations are current. The "walk-away guarantee" is intended to provide an incentive to the principal of a borrower to deed a property to BRT, thereby eliminating the need for a foreclosure, in situations in which the borrower is not financially able or capable of operating the property and runs the risk of losing the property in a foreclosure.

         In the event of a default by the borrower on a mortgage loan, BRT will have to foreclose the mortgage or protect its investment through negotiations with the borrower and or other interested parties which may involve further cash outlays. During a mortgage foreclosure proceeding BRT will usually not receive interest payments under its mortgage. Foreclosure proceedings in certain jurisdictions, including New York State, can take a considerable period of time (up to two years in many instances). In addition, if the borrower files for protection under the federal bankruptcy laws during the foreclosure process, delays may be greater than two years. In the usual foreclosure proceeding, BRT will seek to have a receiver appointed by the Court to preserve the rental income stream and the maintenance of the property. At the conclusion of the foreclosure process (after the property is sold at auction to a third party purchaser or acquired by BRT) the amounts collected by the receiver, less costs and expenses of operating the property and the receiver's fees, are paid over to BRT. During the year ended September 30, 1998 there were no foreclosure proceedings commenced or pending.

         The mortgages securing BRT's mortgage loans may in certain circumstances be subordinate to mechanics' liens or governmental liens and in instances in which BRT invests in junior mortgage loans or wrap-around loans to liens of senior mortgages. At September 30, 1998 approximately 4% of BRT's real estate mortgages were represented by junior or wrap-around mortgage loans. In the event the underlying asset value is not sufficient to satisfy both the senior and junior lienholder, the junior lienholder could lose all or a portion of its investment. In certain cases, BRT may find it advisable to make additional payments in order to maintain the current status of prior liens or to discharge them entirely or to make working capital advances to support current operations. It is possible that the total amount which may be recovered in cases in which BRT holds a junior lien may be less than its total investment less allowances for possible losses.

Current Loan Status
-------------------

 As of September 30, 1998 BRT had 49 mortgage loans in its mortgage portfolio, totaling $51,175,000 in aggregate principal amount and $49,134,000 after allowances for possible losses. During the year ended September 30, 1998 $31,716,000 of mortgage loans were originated and $20,491,000 of outstanding loans were repaid. The three largest mortgage loans outstanding, at September 30, 1998 represent 3.7%, 3.6%, and 3.6%, respectively of the BRT's total assets. No other mortgage loan accounted for more than 3% of BRT's total assets at September 30, 1998.

  Information regarding BRT's mortgage loans outstanding at September 30, 1998:

                                                                    No.
                                                     Prior          of
                                     Total(1)        Liens         Loans
                                     --------        -----         -----
                                           (Amounts in thousands)
First Mortgage Loans:
Long-term:
   Residential                        11,117                        14
   Shopping centers                    3,487                         4
   Hotel                                 750                         1
Short-term (five years or less):
   Shopping centers/retail             8,856                         9
  Industrial  buildings                7,593                         3
  Office buildings                     7,351                         4
  Residential                          8,756                        10
   (multiple family units)
  Hotel                                1,008                         1
  Miscellaneous                          242                         1
Second Mortgage Loans
  and wraparound mortgages             2,015            9,334        2
                                      ------            -----        -
                                      51,175            9,334       49

         (1) All loans outstanding at September 30, 1998 were earning interest.

         At the year ended September 30, 1998 BRT had an allowance for possible losses on its real estate mortgage loans of $2,041,000 compared to an allowance of $5,956,000 at September 30, 1997. In determining the allowance for possible loan losses, BRT takes into account numerous factors including a market evaluation of the underlying collateral, the underlying property's estimated cash flow during the projected holding period and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less estimated selling costs. BRT also takes into account the extent of liquidity in the real estate industry, particularly in the New York metropolitan area, where approximately 79% of the portfolio is located. Management reviews the loan portfolio on a quarterly basis to determine if allowances are needed.

         When a mortgage loan is in default, BRT may acquire the underlying property through foreclosure or may take other legal action as is necessary to protect its investment. In negotiated workouts BRT seeks to acquire title to a property and in certain cases affords the borrower the opportunity to reacquire the property at a fixed price over a specified period of time.

Real Estate Assets
------------------

         The only significant real property owned by BRT (significant meaning a property with a book value amounting to 10% or more of total assets) at September 30, 1998 was the following property located in Dover, Delaware:

         A 474,000 square foot enclosed facility (formerly a shopping mall) owned in fee, containing a combination of both office and retail space located on approximately 58 acres. The total site contains approximately 90 acres. The property is located on Route 113 approximately two miles from the Delaware state capital complex. In addition to the enclosed facility there are five free standing buildings on the property containing approximately 55,000 square feet of rentable space. BRT has converted the two "anchor" locations at this center to office space and has entered into a 10 year lease expiring December 31, 2004 (with options to renew totaling ten years) with a major insurance company for approximately 68,613 square feet of space, and a 10 year lease expiring March 31, 2005 (with options to renew totaling ten years) with a major bank for 79,000 square feet of space. Each of the two tenants at the "anchor" locations has an option to expand their space and a right to early termination. If the insurance company exercises its early termination right, which it can do at any time, the tenant must pay to BRT an amount equal to the rentals due to the lease expiration date, discounted to present value. The bank has an early termination right, during its sixth lease year. If the bank exercises its early termination right, it must pay to BRT a specified termination fee. No other tenant occupies ten percent or more of the rentable space at this facility. Although BRT does not have any specific proposal or plans to renovate, improve or develop the property, it will construct a new building on the property or renovate mall space at the property in order to lease to a qualified tenant. Tenants occupying outparcels at the property include an automotive center, a day care center, the Delaware National Guard and a credit union. There is no major retail tenant at the property.

         In the opinion of management the property is adequately covered by insurance.

         The occupancy rate of this property (including the five free standing buildings) since BRT acquired title in October 1993 and the effective annual rental per square foot is as follows:

         Fiscal Year End                                      Base Rental per
         September 30,                  Occupancy Rate     square foot occupied
         -------------                  --------------     --------------------

         1994  (from Oct. 1993)              38%                  $5.07
         1995                                53%                  $5.08
         1996                                63%                  $6.38
         1997                                66%                  $5.61
         1998                                63%                  $6.56

         The schedule of lease expirations for each of the next ten fiscal years for this property (including the five outparcels) is as follows:


Fiscal year ended  # of Tenants whose  Total Area  Annual Base  %of Gross Annual
  September 30,       leases expire*    Covered      Rental        Base Rental
  -------------       --------------    -------      ------        -----------


       1999                 18           42,997      $276,322          15.1
       2000                 12           42,016       528,771          28.9
       2001                  3            6,025        67,708           3.7
       2002                  2            3,700        20,000           1.1
       2003                  3           26,919       142,297           7.8
       2004                  1            4,990        58,028           3.2
       2005                  2          147,613       699,589          38.2
       2006                  0                -             -             -
       2007                  0                -             -             -
       2008                  0                -             -             -

         *All information provided assumes that the two major anchor tenants who occupy a total of 147,613 square feet do not exercise their right to terminate prior to lease expiration. The fiscal year ended September 30, 1999 includes all month to month tenants and tenants occupying space under short term leases. BRT has converted many tenants to month to month tenancies and entered into short term leases to provide it with the flexibility to assemble large blocks of space for larger users of space.

         BRT is actively marketing this property and has signed an exclusive agreement with a national real estate brokerage firm to sell this property. Accordingly, this property is held for sale and is not being depreciated for accounting purposes.

         The realty tax rate in Dover is based on applying four mil rates to the assessed valuation. Real estate taxes with respect to this property were $135,000 for the last tax year.

         In July 1995 two separate but related loans aggregating $9,250,000 were closed with respect to this property; one loan in principal amount of $6,000,000 is collateralized by a first mortgage on the building occupied by the insurance company (an additional $1,000,000 can be drawn down for tenant improvements if the insurance company exercises any of its expansion options) and the other loan in the principal amount of $3,250,000 is collateralized by the facility leased to the bank. Both loans are cross collateralized and are secured by a mortgage on the balance of the enclosed portion of the property. The loans mature on July 1, 2005, provide for a fixed interest rate of 8.07% and provide an amortization schedule intended to fully amortize the loan over the ten year period. The principal balance due on these mortgages at September 30, 1998 was $7,424,000. BRT may prepay this mortgage loan, in full or in part at any time provided that BRT pays a prepayment premium calculated to give the Lender a specified yield to maturity (discounted to present value).

         The following sets forth information concerning other real estate owned by BRT (such real estate not being significant) as of September 30, 1998:

         Rock Springs, Wyoming
         ---------------------
         A 151,105 square foot shopping center, consisting of 138,191 square feet of retail space (30 retail stores), 12,914 square feet of office space, a free standing restaurant and a free standing film kiosk. BRT holds a leasehold interest in this property subject to a first leasehold mortgage which matures on November 1, 2000 and provides for interest at the rate of 8.44% per annum. At September 30, 1998 there was a principal balance of $1,070,000 due on the leasehold mortgage and on the maturity date there will be $548,000 due thereon. The retail space was approximately 99% occupied and the office space was approximately 77% occupied at September 30, 1998.

         Cooperative Apartment Units
         ---------------------------
         At September 30, 1998, BRT owned 106 cooperative apartment units having a book value of $1,769,000 in 3 separate projects: one containing 5 units located in Nassau County, one containing 100 units located in Manhattan, and 1 unit located in Suffolk County, New York. Since the market for the sale of cooperative apartment units in New York City and Long Island has been very competitive, BRT's policy has been to lease the units owned by it with a number of selective units being held vacant for sale. At September 30, 1998, 93% of the units were occupied. During the year ended September 30, 1998 the sales market for cooperative units in the New York metropolitan area improved significantly and in the year ended September 30, 1998 BRT sold 413 cooperative apartment units, including the sale in bulk of 386 units.

Competition
-----------
         With respect to it's real estate lending activities, BRT competes for acceptable investments with other REITs, commercial banks, savings and loan associations, conduits, pension funds and mortgage banking firms. Competition for mortgage loans is highly competitive, with lenders competing on rate, fees, term and service. With respect to real estate acquired by foreclosure and held for sale, BRT competes for tenants and potential purchasers of such properties with owners of comparable real property in the areas in which the properties are located. With respect to the cooperative units owned by BRT, there is a great deal of competition for purchasers and, pending the sale of cooperative units, substantially all the units are rented for terms of up to two years, although it is noted that the market for sale of cooperative apartment units improved significantly in 1998. At present, the apartment rental market in the areas in which BRT owns cooperative apartments is satisfactory.

Employees
---------
         BRT has 10 full-time employees, of which seven are engaged primarily in loan origination activities. In addition, it has entered into an agreement with REIT Management Corp. pursuant to which REIT Management acts as its advisor. At the present time, REIT Management, subject to supervision of BRT's Board of Trustees, administers BRT's portfolio of mortgages receivables, engages in negotiations in workout situations with respect to non-earning and delinquent loans and supervises and provides support services in litigation activities. REIT Management also supervises the maintenance, leasing, sale and/or financing of real estate owned by BRT. In addition, REIT Management participates in originating, investigating and evaluating investment opportunities. Reference is made to BRT's Proxy Statement to be filed pursuant to Regulation 14A for information concerning the amount and method of computing REIT Management's fee.

         In the years ended September 30, 1998 and 1997, BRT engaged entities, including entities affiliated with REIT Management, to manage properties acquired by BRT in foreclosure or deed in lieu of foreclosure. The management services include, among other things, rent billing and collection, accounting, maintenance, contractor negotiation, construction management, sales and leasing and mortgage brokerage. In management's judgment the fees paid to REIT Management and entities affiliated with REIT Management are competitive with or less than fees that would be charged for comparable services by unrelated entities. The management services diminished significantly from the fiscal year ended September 30, 1997 to the fiscal year ended September 30, 1998 as BRT disposed of properties and cooperative apartments that it acquired in foreclosure or by deed in lieu of foreclosure during the years 1990 to 1993.

                        EXECUTIVE OFFICERS OF REGISTRANT
                        --------------------------------

      The following sets forth the executive officers of BRT. The business history of officers who are also Trustees will be provided in BRT's proxy statement to be filed pursuant to Regulation 14A not later than January 28, 1999.

Name                               Office
----                               ------

Fredric H. Gould (*)               Chairman of the Board and
                                   Chief Executive Officer

Jeffrey A. Gould (*)               President

Simeon Brinberg                    Senior Vice President;
                                   Secretary

Eugene J. Keely                    Vice President

Matthew J. Gould (*)               Senior Vice President

David  W. Kalish                   Senior Vice President, Finance

George E. Zweier                   Vice President, Chief Financial Officer

Mark H. Lundy                      Vice President

Joshua D. Gleiber                  Vice President

Seth Kobay                         Vice President; Treasurer

         (*)Fredric H. Gould is Jeffrey A. and Matthew J. Gould's father.


         Simeon Brinberg (age 65), has been Secretary of BRT since February, 1983 and Senior Vice President since November, 1988. From 1961 to September, 1988 he was a partner in the law firm of Bachner, Tally, Polevoy, Misher & Brinberg and its predecessor. In October, 1988 Mr. Brinberg became an officer of BRT and a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. In June, 1989 he became a Vice President of One Liberty Properties, Inc., a real estate investment trust engaged in the ownership of "net leased" real property. Mr. Brinberg is a director of Witco Corporation.

         Eugene J.  Keely  (age 63) has been a Vice  President  of BRT since May
1983.

         Matthew J. Gould (age 39) has been President and Chief Operating Officer of One Liberty Properties, Inc. since June, 1989. He has been a Vice President of BRT since 1986 and became a Senior Vice President in March 1993. He is President of Georgetown Partners, Inc. since March 1996 and was a Vice President from 1986 to 1996. In addition, Mr Gould has been a Vice President of REIT Management Corp., BRT's advisor, since 1986, and a Vice President of Majestic Property Management Corp. and related entities engaged in real property management and leasing since 1986.

     David W. Kalish (age 51) was Vice President and Chief Financial Officer of BRT from June, 1990 until August, 1998. Since August, 1998, Mr. Kalish has been Senior Vice President, Finance of BRT. He has also been Vice President and Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June, 1990. For more than five years prior to June, 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company, and its predecessors.

         George E. Zweier (age 34) has been employed by BRT since June 1998 and was elected Vice President, Chief Financial Officer in August, 1998. For approximately five years prior to joining BRT, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo - Mitsubishi Limited, in New York and for more than five years prior hereto he was an accounting and audit officer with the Dime Savings Bank of New York, Uniondale, New York.

     Mark H. Lundy (age 36) has been a Vice President of BRT since 1993. He has been Secretary of One Liberty Properties, Inc. since June, 1993 and a Vice President of Georgetown Partners, Inc. since July, 1990. Mr. Lundy is a member of the bars of New York and Washington, D.C.

         Joshua D. Gleiber (age 31) has been a Vice President of BRT since March 1996. From October 1991 to February 1996 Mr. Gleiber was employed by Euram Management Inc., a subsidiary of ABN AMRO Bank N.V., engaged in asset management of its commercial real estate owned portfolio.

         Seth Kobay (age 44) has been Vice President and Treasurer of BRT since March 1994. In addition, Mr. Kobay, a certified public accountant, has been the Vice President of Operations of Georgetown Partners, Inc. for more than the past five years.

Item 2.  Properties.
         -----------

         BRT's executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where it currently occupies approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities and an additional 1,762 square feet which is occupied by BRT Funding Corp., BRT's wholly-owned subsidiary. The building is owned by an affiliate of Gould Investors L.P. BRT contributed $71,000 to the annual rent of $287,000 paid by Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc., and related entities in the year ended September 30, 1998 and paid direct rental of $33,000 on the additional 1,762 square feet BRT Funding Corp. occupied from April 1, 1998 to the September 30, 1998.

         For a description of real estate  acquired by BRT in  foreclosure,  see
Item 1, Business; Real Estate Assets.

Item 3.  Legal Proceedings.
         ------------------
         BRT is not a defendant in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
         There were no matters submitted during the fourth quarter of the year ended September 30, 1998 to a vote of BRT's security holders.

                               PART II

Item 5.  Market for the Registrant's Common Equity and Related Matters
         -------------------------------------------------------------
         The shares of Beneficial Interest ("Beneficial Shares") of BRT are listed on the New York Stock Exchange. The following table shows for the quarters indicated, the high and low sales prices of the Beneficial Shares on the New York Stock Exchange as reported on the Composite Tape.

          Fiscal Year Ended September 30,            High              Low
          -------------------------------            ----              ---

          1998
          ----
         First Quarter                               9 1/8             7 11/16
         Second Quarter                              8 5/8             7  5/8
         Third Quarter                               7 7/8             6 13/16
         Fourth Quarter                              8 3/8             5 13/16

         1997
         ----
         First Quarter                               6 5/8             5 7/8
         Second Quarter                              7 7/8             6 3/8
         Third Quarter                               7 3/4             6 5/8
         Fourth Quarter                              9 3/16            7 1/8

         As of December 1, 1998 there were approximately 1,303 holders of record of BRT's Beneficial Shares.

         BRT did not declare any cash distributions to common shareholders during the years ended September 30, 1997 and 1998.

         BRT qualifies as a real estate investment trust for Federal income tax purposes. In order to maintain that status, it is required to distribute to its shareholders at least 95% of its annual taxable income. Management believes that as a result of accumulated tax losses BRT will not be required to make cash distributions to maintain its real estate investment trust status until its accumulated tax losses have been fully used or shall expire. Management does not expect that accumulated tax losses ($30,893 at December 31, 1997 and estimated to be $21,800 at December 31, 1998) will be fully used prior to the fiscal year ended September 30, 2000 and they do not begin to expire until 2006. The resumption of cash distributions and the amount and timing of future distributions, if any, will be at the discretion of the Board of Trustees and will depend upon BRT's financial condition, earnings, business plan, cash flow and other factors. The credit agreement with First Boston provides that prior to payment of cash distributions on Beneficial Shares advance notice must be given to First Boston and BRT must certify that payment of such distributions will not breach BRT's net worth covenant.

Item 6.  Selected Financial Information
         ------------------------------

         The following table, not covered by the report of the independent auditors, sets forth selected historical financial data of BRT for each of the fiscal periods in the five years ended September 30, 1998. This table should be read in conjunction with the detailed information and financial statements of BRT appearing elsewhere herein.

                                                     Fiscal Years Ended
                                                         September 30,
                                      --------------------------------------------------
                                      1998       1997       1996         1995        1994
                                      ----       ----       ----         ----        ----
                                           (In thousands, except for per share amounts)

Operating statement data:
Total revenues                       $10,197    $17,155    $13,556      $16,637     $20,530
Provision for possible
 loan losses                               -          -          -        1,021       4,340
Provision for
 valuation adjustment                      -          -          -          178         993
Income (loss) before
gain on sale of foreclosed
 properties held for sale and
  available-for-sale securities        4,241      6,646      1,776         (522)     (1,312)
Net income                            13,588      7,333      2,246        2,974         195
Calculation of net income
   applicable to common
   shareholders:
Net income                            13,588      7,333      2,246        2,974         195
Less: distributions
   on preferred shares                     -          -        203          270         270
Net income (loss)
   applicable to common
   shareholders                       13,588      7,333      2,043        2,704         (75)
Income (loss) per
   beneficial share:
   Basic                                1.72        .86        .26          .37        (.01)
   Diluted                              1.71        .86        .26          .35        (.01)
Balance sheet data:
Total assets                          85,821     80,315     89,613      104,515     131,467
Earning real
   estate loans (1)                   51,175     40,030     32,813       43,456      67,156
Non-earning real
   estate loans (1)                        -      3,835      5,905        7,154      10,268
Real estate assets (1)                17,235     24,706     48,438       53,389      55,376
Notes payable-credit
   facility                            5,500          -          -       22,900      66,192
Loans and mortgages
    Payable                            8,494     11,562     25,391       20,756       6,671
Shareholders' equity                  69,747     66,537     60,892       57,728      55,024

(1) Earning and non-earning loans and real estate owned are presented without deduction of the related allowance for possible losses or valuation allowance.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

            BRT  engages  in  the  business  of  originating   and  holding  for
investment senior real estate mortgages, secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property and senior mortgage loans secured by unimproved real property. It's investment policy emphasizes short-term mortgage loans. Repayments of real estate loans in the amount of $33,314,000 are due during the twelve months ending September 30, 1999, including $3,070,000 of which is due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical and presently the mortgage market is in an uncertain state and the market for selling real estate does not appear to be as active or as positive as it was in the prior year or two. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

            In October 1996 BRT entered into a $25,000,000 revolving credit facility with Credit Suisse First Boston Mortgage Capital LLC. Interest is charged on the outstanding principal balance at the lower of prime plus 1% or Libor plus 3% adjusted monthly and matured on October 17, 1998. BRT extended the facility to April 17, 1999, with a payment of $62,500, and has the right to extend the facility for one additional six-month period for a fee of .25%. BRT intends to extend the credit facility to October 17, 1999. The funds borrowed under this facility can be used for any corporate purpose, the primary of which is lending. Borrowings under the credit facility are secured by specific receivables and real estate assets held by BRT, and the credit agreement provides that the loan amount will never exceed 75% of the agreed value of the collateral. There was $5,500,000 outstanding under the credit facility at September 30, 1998. BRT intends to repay the amount due under the credit agreement on October 17, 1999 from a combination of cash generated from operations, loan repayments and if necessary, from the sale of mortgage receivables, and unsecured or secured borrowings. BRT's cash position at September 30, 1998 was more than adequate to repay the outstanding balance.

            During the twelve months ended September 30, 1998, BRT generated cash of $3,821,000 from operating activities, $11,385,000 from the sale of real estate owned, $24,233,000 from collections from real estate loans and $5,500,000 from borrowings under the First Boston credit facility. These funds in addition to cash on hand, were used primarily to fund real estate loans of $31,716,000, to payoff mortgages payable on real estate sold of $3,068,000, and to purchase 1,205,000 shares of beneficial interest of BRT at an approximate aggregate cost of $10,433,000.

            There will be no effect on BRT's liquidity relating to the year 2000 issue because during the last quarter of the 1997 fiscal year BRT acquired computer hardware and software to process its accounting and real estate management information. This computer software is capable of handling all issues relating to the year 2000. BRT has also reviewed the impact of the failure of its tenants or suppliers to be year 2000 compliant. Based upon its review and the nature of BRT's business, the inability of its tenants and/or suppliers to be year 2000 compliant will not have a material, adverse effect on BRT's business.

            BRT will satisfy its liquidity needs in the year ended September 30, 1999 from cash and liquid investments on hand, the credit facility with First Boston, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations
---------------------

1998 vs. 1997
-------------
            Interest and fees on real estate loans increased to $5,267,000 for the year ended September 30, 1998 as compared to $4,877,000 for the year ended September 30, 1997. The increase of $390,000 was a result of interest earned on the origination of new loans and an increase in fees generated on these new loans. Payoffs and paydowns of various earning real estate loans offset these increases

               Operating income on real estate assets decreased by $4,486,000 to $4,104,000 for fiscal 1998 from $8,590,000 in the prior fiscal year. This decrease was the result of the loss of rental income upon the sale of properties during the fiscal year. In fiscal 1998 BRT sold three real estate properties.

            The  1997  fiscal  year  was  favorably   affected  by  revenues  of
$3,405,000 recognized from the recovery of previously provided allowances and write offs. There were no comparable revenue items in 1998.

            Other revenues, primarily investment income increased by $543,000 to $826,000 for the year ended September 30, 1998. This increase is primarily the result of higher average balances of cash and investments during the year.

            Interest expense on notes and loans payable increased by $27,000 from $150,000 for the year ended September 30, 1997 to $177,000 for fiscal 1998. This increase was a direct result of the use of the credit facility towards the end fiscal 1998.

            The Advisor's fee decreased to $519,000 for fiscal 1998 from $559,000 for fiscal 1997, a decrease of $40,000. This decrease was a result of a decrease in total invested assets, the basis on which the advisory fee is calculated.

            General and administrative expenses increased by $273,000 from $2,256,000 for the fiscal year ended September 30, 1997 to $2,529,000 for the fiscal year ended September 30, 1998. This increase is primarily the result of expenses incurred in the operations of the new subsidiary, BRT Funding Corp., primarily salaries for new employees.

            Operating expenses relating to real estate assets decreased to $2,374,000 for fiscal 1998 from $6,732,000 for the fiscal year ended September 30, 1997 a decrease of $4,358,000. This decrease was a result of the sale of foreclosed properties during the 1998 fiscal year.

            Depreciation and amortization decreased by $455,000 for the fiscal year ended September 30, 1998. This decrease was a direct result of the amortization of the remaining deferred mortgage costs associated with the sale of various real estate assets in fiscal 1997.

            Gain on sale of foreclosed properties and mortgage loans for fiscal 1998 was $8,090,000 as compared to $687,000 during fiscal 1997. It is the policy of BRT to offer for sale all foreclosed property at prices which management believes represents fair value in the geographic area in which the property is located. Gain on sale of available-for-sale securities was $1,257,000 for fiscal 1998. There was no comparable gain in fiscal 1997.

1997 vs. 1996
-------------

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

            Operating income on real estate assets decreased by $95,000 to $8,590,000 for fiscal 1997 from $8,685,000 for the the prior fiscal year. This decrease was the result of the loss of rental income upon the sale of properties offset in part by an increase in occupancy and rental rates at various properties and the receipt of a real estate tax refund of approximately $106,000 on one property as a result of a successful tax appeal.

            During fiscal year ended September 30, 1997 BRT reversed previously provided allowances of $1,300,000 upon the payoff in full of two real estate loans and realized $2,105,000 from previously written off provisions. There were no comparable transactions during Fiscal 1996.

            Interest expense on notes and loans payable decreased by $984,000 from $1,134,000 for the year ended September 30, 1996 to $150,000 for fiscal 1997. This decrease was a direct result of the continued reduction and the eventual payoff in August 1996 of the outstanding debt under a restated credit agreement.

            The Advisor's fee decreased to $559,000 for fiscal 1997 from $615,000 for fiscal 1996, a decrease of $56,000. This decrease was a result of a decrease in total invested assets, the basis on which the advisory fee is calculated.

            General and administrative expenses decreased by $410,000 from $2,666,000 for the fiscal year ended September 30, 1996 to $2,256,000 for the fiscal year ended September 30, 1997. This decrease is primarily the result of the recognition during fiscal 1996 of approximately $187,000 of additional legal, accounting and investment-banking expenses incurred in connection with a potential transaction, which did not proceed beyond the negotiation stage. There was also a reduction in BRT's general overhead expenses.
            Operating expenses relating to real estate assets decreased to $6,732,000 for fiscal 1997 from $6,937,000 for the fiscal year ended September 30, 1996 a decrease of $205,000. This decrease was primarily a result of the sale of foreclosed properties.

            Depreciation and amortization increased by $384,000 for the fiscal year ended September 30, 1997. This increase was a direct result of the amortization of the remaining deferred mortgage costs associated with the sale of various real estate assets.

            Gain on sale of foreclosed properties for fiscal 1997 was $687,000 as compared to $470,000 during fiscal 1996. It is the policy of BRT to offer for sale all foreclosed property at prices which management believes represents fair value in the geographic area in which the property is located.

Accounting Changes
------------------

            BRT has not completed its assessment of the impact the changes required under FASB Statement No. 131 will have for disclosing industry segments, the number of reportable segments or the way existing segments are defined. BRT does not believe that the implementation of Statement No. 131 will have a material impact on its financial statements.


Item 7A - Market Risk Disclosure
          ----------------------

         BRT has considered the effects of derivatives and exposures to market risk relating to interest rate, foreign currency exchange rate, commodity price and equity price risk. BRT has assessed the market risk for its variable rate debt and variable rate mortgage receivables and believes that a one-percent change in interest rates would have a $55,000 and $430,000 effect, respectively on income before taxes.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

   This information appears in a separate section of this report following Part IV.


Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------
    None.

                                    PART III

   Items 10, 11, 12 and 13 will be included in BRT's proxy statement to be filed pursuant to Regulation 14A not later than January 28, 1999.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------
(a)     1.    Financial Statements - The response is submitted in a separate section of this report following Part IV.

        2. Financial Statement Schedules - The response is submitted in a separate section of this report following Part IV.

        3.    Exhibits:

              3(a). Second Amended and Restated Declaration of BRT dated June 13, 1972. Incorporated by reference to Exhibit 3A to Form 10-K for the year ended September 30, 1984.

              3(b). First Amendment to Second Amended and Restated Declaration of BRT dated August 20, 1986. Incorporated by reference to BRT's Registration Statement on Form S-2 (No. 33-8125).

              3(c). Second Amendment to Second Amended and Restated Declaration of BRT dated March 2, 1987. Incorporated by reference to the BRT's Registration Statement on Form S-2 (No.33-12172).

              3(d). Third Amendment to Second Amended and Restated Declaration of BRT dated March 2, 1988. Incorporated by reference to Exhibit 3D to Form 10-K for the year ended September 30, 1988.

              3(e). By-laws-Incorporated by reference to BRT's Registration Statement on Form S-2 (No. 33-8125).

              10(a). Advisory Agreement dated February 7, 1983 between the BRT and REIT Management Corp. Incorporated by reference to BRT's Registration Sta0tement on Form S-2 (No. 33-8125).

              10(b). Credit Agreement with CS First Boston Mortgage Capital Corp. dated October 17, 1996. Incorporated by reference to Exhibit 7(c) to Form 8-K filed on October 24, 1996.

              21.        Subsidiaries - Each subsidiary is 100% owned by BRT.
                         Exhibit 21 is filed with this Form 10-K.

              27.        Financial Data Schedule - Filed with electronic filing.

              (b)        Reports on Form 8-K:
                         BRT did not file any report on Form 8-K in the quarter ended September 30, 1998.

              (c)        Exhibits - See Item 14(a) 3., above.

              (d)        See Item 14(a) 2., above.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BRT REALTY TRUST

Date:  December 21, 1998             By: (S) Jeffrey A. Gould
                                        ----------------------
                                        Jeffrey A. Gould
                                        President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                             Title                       Date

(S) Fredric H. Gould           Chairman of the Board         December 21, 1998
--------------------
Fredric H. Gould              (Principal Executive
                               Officer)

(S) Jeffrey A. Gould           President and Trustee         December 21, 1998
---------------------
Jeffrey A. Gould


(S) Patrick J. Callan          Trustee                       December 21, 1998
---------------------
Patrick J. Callan

(S) Arthur Hurand              Trustee                       December 21, 1998
----------------
Arthur Hurand

(S) Gary Hurand                Trustee                       December 21,1998
---------------
Gary Hurand

(S) David Herold               Trustee                       December 21,1998
----------------
David Herold

(S) Herbert C. Lust            Trustee                       December 21,1998
-------------------
Herbert C. Lust II

------------------             Trustee                       December__, 1998
Marshall Rose


(S) George E. Zweier           Vice President                December 21,1998
-------------------
George E. Zweier               (Principal Financial
                               and Accounting Officer)

                          Annual Report on Form 10-K
                         Item 8, Item 14(a)(1) and (2)

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

The following consolidated financial statements of BRT Realty Trust are included in Item 8:

                                                            Page No.
                                                            --------
Report of Independent Auditors                                F-1

Consolidated Balance Sheets as of September 30,
   1998 and 1997                                              F-2

Consolidated Statements of Income for the
  three years ended September 30, 1998, 1997 and 1996         F-3

Consolidated Statements of Shareholders' Equity
  for the three years ended September 30, 1998,
  1997 and 1996                                               F-4

Consolidated Statements of Cash Flows for the
  three years ended September 30, 1998, 1997 and 1996         F-5-6

Notes to Consolidated Financial Statements                    F-7-20

Consolidated Financial Statement Schedules for the year ended September 30, 1998:

     III - Real Estate and Accumulated  Depreciation          F-21-22
     IV - Mortgage Loans on Real Estate                       F-23-24

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                                 EXHIBIT 21

SUBSIDIARIES

COMPANY                                                STATE OF INCORPORATION
-------                                                -----------------------
Hoboken Front Corp.                                          New Jersey
Huntington-Park Corporation                                  New York
Forest Green Corporation                                     New York
Realty 49 Corp.                                              New York
TRB No. 1 Corp.                                              New York
TRB No. 2 Corp.                                              New York
TRB Cutter Mill Corp.                                        New York
Kew Gardens Realty Corp.                                     New York
Blue Realty Corp.                                            Delaware
3581 Broadway Realty Corp.                                   New York
620 West 172nd Street Realty Corp.                           New York
Multiple Property Realty Corp.                               New York
119 Madison Avenue Realty Corp.                              New York
TRB No. 3 Owners Corp.                                       Wyoming
2190 Boston Post Road Realty Corp.                           New York
TRB 96th Street Corp.                                        New York
Remson Point Realty Corp.                                    New York
TRB 13 Eighth Avenue Corp.                                   New York
Casa Wrap Holding Corp.                                      Florida
TRB Valley Corp.                                             New York
76 Madison Avenue Realty Corp.                               New York
2211 Church Avenue Realty Corp.                              New York
TRB Cruger Avenue Corp.                                      New York
TRB Fairway Office Center Corp.                              Kansas
TRB East 33rd Street Corp.                                   New York
TRB Abbotts Corp.                                            Pennsylvania
TRB Greenpoint Avenue Realty Corp.                           New York
TRB Seattle Inc.                                             Washington
BRT Funding Corp.                                            New York



                             REPORT OF INDEPENDENT AUDITORS




To the Trustees and Shareholders
BRT Realty Trust


We have audited the accompanying consolidated balance sheets of BRT Realty Trust and subsidiaries (the "Trust") as of September 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and consolidated schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust and subsidiaries at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                        ERNST & YOUNG LLP
New York, New York
December 4, 1998



                        BRT REALTY TRUST AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (Amounts in thousands)


                                    ASSETS

                                                                          September 30,
                                                                         1998             1997
                                                                     -------------    -------------

      Real estate loans - Notes 2, 4 and 5:
           Earning interest                                          $   51,175       $   40,030
           Not earning interest                                               -            3,835
                                                                     ----------   -----------
                                                                         51,175           43,865
               Less allowance for possible losses                         2,041            5,956
                                                                     ----------   -----------
                                                                         49,134           37,909
                                                                     ----------   -----------
      Real estate assets - Notes 3 and 5:
           Foreclosed properties held for sale                           16,622           23,160
         Investment in real estate venture                                  613            1,546
                                                                     ----------    -----------
                                                                         17,235           24,706
           Less valuation allowance                                         349              349
                                                                     ----------    -----------
                                                                         16,886           24,357
                                                                      ---------    -----------

      Cash and cash equivalents                                          13,949            10,152
      Securities available-for-sale at market                             3,364             5,382
      Other assets                                                        2,488             2,515
                                                                     ----------       -----------

           TOTAL ASSETS                                              $   85,821        $   80,315
                                                                     ==========        ==========


                                          LIABILITIES AND SHAREHOLDERS' EQUITY

      Liabilities:
           Note payable - Credit Facility - Note 5                   $    5,500        $        -
         Loans and mortgages payable - Note 5                             8,494            11,562
           Accounts payable and accrued liabilities including
            deposits of $1,085 and $1,524                                 2,080             2,216
                                                                    -----------       -----------
           Total liabilities                                             16,074            13,778
                                                                    -----------       -----------

      Commitments and contingencies -  Notes 2, 3, 4, 5, 8 and 9              -                 -

      Shareholders' equity - Note 7: Preferred shares, $1 par value:
                Authorized 10,000 shares, none issued                         -                 -
           Shares of beneficial interest, $3 par value:
                Authorized number of shares, unlimited, issued
                - 8,888 and 8,886 shares                                 26,665            26,657
           Additional paid-in capital, net of distributions
                 of $5,171                                               81,521            81,517
           Accumulated other comprehensive income - net
                unrealized gain on available-for-sale securities            769               726
           Accumulated deficit                                          (24,328)          (37,916)
                                                                      ----------         ---------
                                                                         84,627            70,984
           Cost of 1,723 and 518 treasury shares
               of beneficial interest                                   (14,880)           (4,447)
                                                                      ----------        ----------
           Total shareholders' equity                                    69,747            66,537
                                                                      ----------        -----------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $  85,821         $  80,315
                                                                     ==========         =========

         See accompanying notes to consolidated financial statements.



                                                   BRT REALTY TRUST AND SUBSIDIARIES
                                                   Consolidated Statements of Income
                                            (Amounts in thousands except per share amounts)



                                                                                           Year Ended September 30,
                                                                                           ------------------------
                                                                                  1998             1997             1996
                                                                                -------           ------           ------

Revenues:
      Interest and fees on real estate loans - Note 2                           $  5,267          $  4,877         $  4,516
Operating income relating to real estate owned                                     4,104             8,590            8,685
      Previously provided allowances and write offs                                  -             3,405                -
      Other, primarily investment income                                             826               283              355
                                                                               ---------         ---------        ---------
      Total Revenues                                                              10,197            17,155           13,556
                                                                                 -------           -------         --------
    Expenses:
    Interest -  note payable and loans payable - Note 5                              177               150            1,134
    Advisor's fees - Note 8                                                          519               559              615
    General and administrative - Note 8                                            2,529             2,256            2,666
Operating expenses relating to real estate owned
       including interest on mortgages payable
      of $933, $2,214 and $1,968                                                   2,374             6,732            6,937
    Amortization and depreciation                                                    357               812              428
                                                                               ---------          --------        ----------

      Total Expenses                                                               5,956            10,509           11,780
                                                                                --------           -------          -------
Income before gain on sale of foreclosed
    properties held for sale and available-for-sale securities                     4,241             6,646            1,776
Net gain on sale of real estate loans and
    foreclosed properties held for sale                                            8,090               687              470
Net realized gain on available-for-sale securities                                 1,257                 -                -
                                                                               ---------       -----------     ------------

Net Income                                                                       $13,588           $ 7,333          $ 2,246
                                                                                 =======           =======          =======

Calculation of net income applicable to common shareholders:
   Net income                                                                    $13,588           $ 7,333          $ 2,246
   Less: distributions on preferred shares                                             -                 -              203
                                                                             -----------        ----------         --------

Net income applicable to common shareholders                                     $13,588           $ 7,333          $ 2,043
                                                                                 =======           =======          =======

Income per share of Beneficial Interest:

Basic earnings per share                                                       $    1.72         $     .86        $     .26
                                                                               =========         =========        =========

Diluted earnings per share                                                     $    1.71          $    .86         $    .26
                                                                               =========          ========         ========

Weighted average number of common shares outstanding:
   Basic                                                                       7,902,161         8,527,057         7,825,557
                                                                               =========         =========         =========
   Diluted                                                                     7,941,293         8,557,968         8,640,968
                                                                               =========         =========         =========


           See accompanying notes to consolidated financial statements.




                        BRT REALTY TRUST AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
             For the Years Ended September 30, 1996, 1997, and 1998
                             (Amounts in thousands)

                                                                                            Accumulated
                                                             Shares of       Additional        Other           Accum-
                                           Preferred         Beneficial       Paid-In      Comprehensive       ulated
                                             Shares           Interest        Capital          Income          Deficit       Total
                                             ------           --------        -------          ------          -------       -----



Balances, September 30, 1995             $    1,030           $22,614          $83,914         $      -         $(47,495)    $60,063

Exercise of Stock Options                         -             1,202              206                -                -       1,408

Conversion of 1,030 shares of
  preferred stock to shares
  of beneficial interest                     (1,030)            3,090           (2,060)               -                -           -

Distributions - Preferred Shares                  -                 -             (203)               -                -       (203)

   Net income                                     -                 -                -                -            2,246       2,246
   Other comprehensive income -
     unrealized gain on available-
     for-sale securities                          -                 -                -               17                -          17
                                                                                                                              ------
Comprehensive income                              -                 -                -                -                -       2,263
                                        --------------------------------------------------------------------------------------------
Balances, September 30, 1996                      -            26,906           81,857               17          (45,249)     63,531

Cancellation of 83 shares of
  beneficial interest                             -              (249)            (340)               -                -       (589)

   Net income                                     -                 -                -                -            7,333       7,333
    Other comprehensive income -
      unrealized gain on available-
      for-sale securities                         -                 -                -              709                -         709
                                                                                                                            --------
Comprehensive income                              -                 -                -                -                -       8,042
                                         -------------------------------------------------------------------------------------------
Balances, September 30, 1997                      -            26,657           81,517              726          (37,916)     70,984

Exercise of Stock Options                                           8                4                                            12

   Net income                                                                                                     13,588      13,588
    Other comprehensive income -
      unrealized gain on available-for-
      sale securities (net of reclassification
      adjustment for gains included in net
      income of 1,257)                                                                               43                           43
                                                                                                                            --------
Comprehensive income                              -                 -                -                -                -      13,631
                                          ------------------------------------------------------------------------------------------
Balances, September 30, 1998               $      -           $26,665          $81,521          $   769         $(24,328)   $ 84,627
                                         ===========================================================================================

        See accompanying notes to consolidated financial statements.



                                                    BRT REALTY TRUST AND SUBSIDIARIES
                                                 Consolidated Statements of Cash Flows
                                                        (Amounts in thousands)

                                                                                 Year Ended September 30,
                                                                                1998           1997           1996
                                                                             --------        ---------    -----------

Cash flows from operating activities:
   Net income                                                                $   13,588      $   7,333     $   2,246
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Amortization and depreciation                                               357            812           428
        Previously provided allowances                                                -         (1,300)            -
        Net gain on sale of real estate and foreclosed property                  (8,090)          (687)         (470)
        Net gain on sale of available-for-sale securities                        (1,257)             -             -
        (Increase) decrease in interest receivable                                 (218)           (61)          240
        Decrease in prepaid expenses                                                 17            287           405
        (Decrease) increase in accounts payable and
           accrued liabilities                                                     (644)            89          (301)
        Increase in deferred revenues                                               108            301             -
        Decrease (increase) in rent receivable                                        -            219           (22)
        Decrease in escrow deposits                                                  96            552           112
        Decrease in deferred costs                                                 (107)          (275)         (613)
        Other                                                                       (29)            99           117
                                                                             -----------      ---------     ---------

Net cash provided by operating activities                                         3,821          7,369         2,142
                                                                          -------------   -------------   -------------

Cash flows from investing activities:
   Collections from real estate loans                                            24,233         11,278        11,148
   Proceeds from participating lenders                                                -              -           225
   Additions to real estate loans                                               (31,716)       (15,353)         (451)
   Repayments to participating lenders                                                -         (1,000)            -
   Net costs capitalized to real estate owned                                      (631)          (854)       (1,861)
   Proceeds from sale of real estate owned                                       11,385         22,961         5,724
 .  Decrease (increase) in deposits payable                                          308           (439)         (443)
   Decrease (increase) in investments
      in U.S. Government obligations                                                  -            986          (986)
   Purchase of available-for-sale securities                                       (347)        (3,682)            -
  Sale of available-for-sale securities                                           3,667              -           820
   Proceeds from sale of partnership interest                                     1,679              -             -
   Purchase of partnership interest                                                (613)             -             -
   Other                                                                              -            (33)          163
                                                                             ----------       ---------      --------

Net cash provided by investing activities                                         7,965         13,864        14,339
                                                                             ----------   -------------   -------------

Cash flows from financing activities:
   Bank repayments                                                                    -              -       (22,900)
   Proceeds  from note payable                                                    5,500              -             -
   Proceeds from mortgages payable                                                    -              -         7,050
   Payoff/paydown of loan and mortgages payable                                  (3,068)       (14,859)       (3,179)
   Exercise of stock options                                                         12              -         1,408
   Repurchase of shares of beneficial interest,
     a portion of which were cancelled                                          (10,433)        (2,397)         (304)
   Decrease in restricted cash                                                        -              -           558
   Other                                                                              -            (34)         (290)
                                                                            -----------    ------------   -----------
Net cash used in financing activities                                            (7,989)       (17,290)      (17,657)
                                                                            ------------    -----------   -----------
Net increase (decrease) in cash and cash equivalents                              3,797          3,943        (1,176)
Cash and cash equivalents at beginning of year                                   10,152          6,209         7,385
                                                                             ----------   -------------   -------------
Cash and cash equivalents at end of year                                     $   13,949    $    10,152     $   6,209
                                                                             ==========   ============     ===========


           See  accompanying  notes to consolidated financial statements.



                                                       BRT REALTY TRUST AND SUBSIDIARIES
                                                     Consolidated Statements of Cash Flows
                                                             (Amounts in thousands)
                                                                  (Continued)



                                                                                      Year Ended September 30,
                                                                                 1998             1997          1996
                                                                              ----------       ---------     ---------

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest expense                              $   1,141       $   1,521      $   2,715
                                                                              =========       =========      =========

Supplemental schedule of noncash investing and financing activities:

   Transfer of nonearning real estate loans
      to foreclosed properties at fair value                                  $       -       $      13      $      34

   Note payable to Gould Investors L.P., a
      related party, incurred in connection with
      the purchase of marketable securities                                           -               -          1,794

   Recognition of valuation allowance upon sale
      of real estate owned                                                        3,915           1,779            332

   Recognition of allowance for previously
      provided losses                                                                 -             516          1,311

   Purchase money mortgages from sale of real
      estate owned                                                                    -             425            375

   Transfer of foreclosed property to an
      investment in a real estate venture                                             -           1,553              -

   Conversion of 1,030 shares of preferred stock
      to shares of beneficial interest                                                -               -          3,090


        See  accompanying  notes to consolidated financial statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    (Amounts in Thousands Except Share Data)

NOTE 1 -   SIGNIFICANT ACCOUNTING POLICIES

           Principles of Consolidation; Basis of Preparation

     The consolidated financial statements include the accounts of BRT Realty Trust and its wholly-owned subsidiaries. Investments in less than majority-owned entities have been accounted for using the equity method. Material intercompany items and transactions have been eliminated. Many of the wholly-owned subsidiaries were organized to take title to various properties acquired by BRT Realty Trust. BRT Realty Trust and its subsidiaries are hereinafter referred to as the "Trust".

           Income Tax Status

     The Trust qualifies as a real estate investment trust under Sections 856-860 of the Internal Revenue Code.

     The Trustees may, at their option, elect to operate the Trust as a business trust not qualifying as a real estate investment trust.

           Income Recognition

     Income and expenses are recorded on the accrual basis of accounting for both financial reporting and income tax purposes. The Trust does not accrue interest or rental income on impaired loans or real estate owned where, in the judgment of management and the Trustees, collection of interest or rent according to the contractual terms is considered doubtful. Among the factors the Trust considers in making an evaluation of the amount of interest or rent that are collectable are the status of the loan or property, the financial condition of the borrower or tenant and anticipated future events. Loan discounts are amortized over the life of the real estate loan using the constant interest method.

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

           Real Estate Assets

     Foreclosed properties (real estate acquired by foreclosure or by a deed in lieu of foreclosure) are recorded at estimated fair value, net of foreclosure costs, at the time of foreclosure. In subsequent periods, individual foreclosed assets held for sale are valued at the lower of the recorded cost or estimated fair value, as described below, and if required, a valuation allowance is recognized. Assets acquired through foreclosure and held for sale, are not depreciated, while assets held long-term for the production of income are depreciated over their estimated useful lives. Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans and costs incurred to extend the life or improve the assets subsequent to foreclosure are capitalized. With respect to the operating properties, operating income and expenses are reflected in the statements of income. For residential apartment units acquired through foreclosure which are subject to an offering for the sale of units or cooperative shares, the net effect of income and expenses is applied to the basis of the asset to the extent that fair value is not exceeded.

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

     Real estate loans: The earning mortgage loans of the Trust have either variable interest rate provisions, which are based upon a margin over the prime rate, or are currently fixed at effective interest rates which approximate market. At September 30, 1998 and 1997 these interest rates are reflective of current market conditions for these loans. Accordingly, the carrying amounts of the earning, non-impaired mortgage loans approximate their fair values. For earning loans which are impaired and non-earning loans, the Trust has valued such loans based upon the fair value of the underlying collateral. Accordingly, their carrying amounts are recorded at fair value.

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

     The 1997 and 1996 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128 Earnings Per Share.


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

          Comprehensive Income

     In June 1997, the Financial Accounting Standard Board issued Statement No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for
reporting   comprehensive   income  and  its   components   in  a  full  set  of
general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Trust elected early adoption of Statement No. 130 as of April 1, 1998.

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

NOTE 2 -          REAL ESTATE LOANS

         At September 30, 1998, information as to real estate loans, all of which are earning interest, is summarized as follows:


           First mortgage loans:
             Long-term:
                Residential                                    $   11,117
                Shopping centers/retail                             3,487
                Hotel                                                 750
             Short-term (five years or less):
                Shopping centers/retail                             8,856
                Industrial buildings                                7,593
                Office buildings                                    7,351
                Residential (multiple family units)                 8,756
                Hotel                                               1,008
                Miscellaneous                                         242

           Second mortgage loans
                and wraparound mortgages                            2,015
                                                                  -------
                                                                 $ 51,175
                                                                 ========
           A summary of loans at September 30, 1997, all of which are earning except as noted is as follows:

     First mortgage loans   $37,490 (of which $3,379 were not earning interest)
     Second mortgage loans    3,969 (of which $1 were not earning interest)
     Wraparound mortgages     2,406 (of which $455 were not earning interest)
                          ----------

                            $43,865

     At September 30, 1998 the Trust had no non-earning assets. Of the real estate loans not earning interest at September 30, 1997, $3,835 was deemed impaired, as it was probable that the Trust would be unable to collect all amounts due according to the contractual terms. During 1998 the entire amount was repaid. Allowances for possible losses were provided for all such non-earning loans. Of the real estate loans earning interest at September 30, 1998 and 1997, $5,489 and $6,248, respectively, were deemed impaired and all are subject to allowances for possible losses. For the years ended September 30, 1998, 1997 and 1996, respectively, an average $7,786, $15,470 and $18,547 of real estate loans were deemed impaired, on which $613, $1,827 and $1,464 of interest income was recognized. Loans originated by the Trust generally provide for interest rates, which are related to the prime or Treasury rate. The weighted average interest rate on earning loans was 11.60% and 11.31% at September 30, 1998 and 1997, respectively.

     Annual maturities of real estate loans receivable during the next five years reflect revised maturities as a result of debt restructurings and are summarized as follows:

Years Ending September 30                                     Amount
-------------------------                                    ---------
1999 ................................................        $   33,314
2000 ................................................             6,811
2001.................................................               577
2002.................................................               643
2003 ................................................             2,318
2004 and thereafter..................................             7,512
                                                            -----------

                 Total                                        $  51,175
                                                              =========

     The Trust's portfolio consists primarily of senior mortgage loans, secured by residential and commercial property, 79% of which are located principally in the New York metropolitan area.

     If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. Of the $33,314 of real estate loans receivable which mature in Fiscal 1999, $9,334 were extended during the fiscal year ended September 30, 1998.

     If all loans classified as non-earning were earning interest at their contractual rates for the years ended September 30, 1997 and 1996, interest income would have increased by $501 and $632 respectively.

     The Trust's  interests in  wraparound  mortgages  are subject to underlying
mortgages   aggregating   $334  and  $3,285  at  September  30,  1998  and  1997
respectively.

     At September 30, 1998 the two largest real estate loans had principal balances outstanding of approximately $3,180 and $3,075, respectively. Of the total interest and fees earned on real estate loans during the fiscal year ended September 30, 1998, 1.5% and 8.2% related to these loans, respectively.

     Included in the Trust's portfolio, is a real estate loan collateralized by a 50% interest in a partnership in which the Chairman of the Board of Trustees of the Trust holds one-half of the other 50% partnership interest. The balance of the loan at September 30, 1998 and 1997 is $2,075 and $2,575, respectively.



NOTE 3 -  REAL ESTATE ASSETS

     A  summary  of  foreclosed  properties  held for sale,  for the year  ended
September 30, 1998 is as follows:

                                                               Costs           Sales
                                      September 30, 1997    Capitalized/    Collections/    Gain on      September 30, 1998
                                    # Properties   Amount   Amortization       Other         Sale       # Properties Amount


  Residential units-shares of
   cooperative  corporations             4        $5,404        $116           ($5,576)     $1,849            3      $1,793

  Shopping centers/retail                1         3,379         190                 -           -            1       3,569

  Office                                 1        11,275         449                 -           -            1      11,724

  Improved land                          2         3,442           -            (5,809)      2,367            -           -

  Unimproved land                        1             -           -                 -           -            1           -
                            ----------------------------------------------------------------------------------------------

                                         9        23,500         755           (11,385)      4,216            6      17,086

  Less:Valuation Allowance                           349                                                                349
         Amortization                                340         124                                                    464
                                 -----------------------------------------------------------------------------------------
                                         9       $22,811        $631          $(11,385)     $4,216            6     $16,273
                            ===============================================================================================



  During the year ended September 30, 1998 the Trust continued to dispose of its shares of cooperative apartment units. Sales of these units which had a net book value totaling $2,279 included its entire interest in an apartment complex located in Nassau County. Gains of $1,849 were recognized on these sales. Also during fiscal 1998 the Trust received principal paydowns and sold its remaining portfolio of cooperative mortgage loans of which $1,448 were classified as owned real estate.

  Two other properties were disposed of during the year ended September 30, 1998. An office building with a book value of $1,135 was sold for a net gain of $164 and a residential building with a book value of $2,307 was sold for a gain of $2,203.

  Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 1998 are as follows:

                  Years Ending September 30,                 Amount
                  --------------------------                 ------
                  1999 ..................................   $  2,640
                  2000 ..................................      2,125
                  2001 ..................................      1,813
                  2002 ..................................      1,657
                  2003....................................     1,546

NOTE 4 - ALLOWANCE FOR POSSIBLE LOSSES AND VALUATION ALLOWANCE
              ON REAL ESTATE OWNED

     The Trust was not required to record provisions for possible loan losses nor valuation adjustments on owned real estate during the years ended September 30, 1998 and 1997. The most recent provisions taken by the Trust were during the year ended September 30, 1995 in the total amount of $1,199.

An analysis of the allowance for possible losses is as follows:

                                        Year Ended September 30,
                                        ------------------------
                                            1998          1997           1996
                                            ----          ----           ----
Balance at beginning of year             $ 5,956        $ 7,773         $ 9,084
Provision for possible loan losses             -              -               -
Previously provided allowances                 -         (1,300)              -
Write-off of allowances                   (3,915)          (517)         (1,311)
                                        ----------    -----------     ----------

Balance at end of year                   $ 2,041        $ 5,956         $ 7,773
                                        ==========    ===========     ==========

     The allowance for possible losses applies to assets aggregating $5,489 at September 30, 1998, $10,083 at September 30, 1997 and $17,023 at September 30, 1996.

     During the year ended September 30, 1997, $2,105 was realized from previously written off provisions.

               The allowance for possible losses consists of the following components:

                                                 Year Ended September 30,
                                           1998           1997           1996
                                           ----           ----           ----
Excess of carrying value plus estimated
 cost to complete and market, over
 estimated selling price               $    1,404     $    2,979     $    1,595
Valuation adjustment                          434          2,505          5,775
Estimated holding period costs                203            472            403
                                      -----------   ------------  -------------

                                      $     2,041    $     5,956     $    7,773
                                      ===========   ============   =============


NOTE 5 -  DEBT OBLIGATIONS

Debt obligations consist of the following:
                                                         September 30,
                                                         -------------
                                                    1998             1997
                                                    ----             ----

Note payable -  credit facility                   $  5,500         $     -
                                                  ========         =======
Loans and mortgages payable                       $  8,494         $11,562
                                                  ========         =======

     In October 1996 the Trust entered into a $25,000 revolving credit facility ("Facility") with Credit Suisse First Boston Mortgage Capital LLC. (formerly CS First Boston Mortgage Capital Corp.). Interest is charged on the outstanding principal balance at the lower of LIBOR plus 3% or the prime lending rate plus 1%, adjusted monthly. The interest rate at September 30, 1998 was 8.66%. The Trust paid a commitment fee which amounted to $101 during the year ended September 30, 1998 and $97 during the year ended September 30, 1997. The Facility matured on October 17, 1998 with the right to extend for two additional six-month periods for a fee of .25% of the total facility with each extension. The first such extension option was exercised in October 1998 with the payment of a fee of $63. Borrowings under the Facility are secured by specific receivables and real estate assets held by the Trust. The Facility provides that the loan amount will never exceed 75% of the agreed value of the collateral. The Trust is required to maintain tangible net worth (as defined) of $50,000 and comply with certain other covenants all of which have been met. At September 30, 1998 the outstanding balance on the Facility was $5,500. There was no balance outstanding at September 30, 1997. Interest expense was $72 for the year ended September 30, 1998.


     At September 30, 1998 there are two outstanding non-recourse mortgages payable, both of which are secured by individual real estate owned properties with an aggregate carrying value of $14,829, net of amortization. The mortgages bear interest at rates of 8.44% and 8.07% and mature in 2000 and 2005, respectively.

       Scheduled principal repayments during the next five years and thereafter are as follows:

       Years Ending September 30,...............     Amount
       --------------------------                    ------
                 1999..........................     $     876
                 2000..........................           970
                 2001     .........................     1,397
                 2002.    ............... ...........     849
                 2003     ...........................     920
                 2004 and thereafter..........          3,482
                                                     ---------
                                                      $ 8,494
                                                      =======
NOTE 6  - FEDERAL INCOME TAXES

     Cumulative taxable loss since inception is less than the cumulative loss reported for financial statement purposes principally because a portion of the allowance for possible losses has not yet been deducted for tax purposes.

     The taxable income is expected to be $3,000 less than the financial statement income during calendar 1998.

     At December 31, 1997, the Trust had available tax operating loss carryforwards of $30,893 of which $768 will expire in 2006, $13,605 will expire in 2007, $14,288 will expire in 2008, $1,634 will expire in 2009, $527 will expire in 2010 and $71 will expire in 2011.

  NOTE 7 -      SHAREHOLDERS' EQUITY

  Distributions

     There were no distributions on the Trust's shares of beneficial interest declared during the years ended September 30, 1998, 1997 and 1996.

  Stock Options

     On December 8, 1995, the Board of Trustees granted, under the 1988 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan), options to purchase the remaining 53,000 shares of beneficial interest available under this plan at $4.375 per share to various officers and employees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, for a period of five years commencing six months after the date of grant. During the fiscal year ended September 30, 1998, 2,500 of these options were exercised and another 2,500 were cancelled and became available for grant at that time. At September 30, 1998 options to purchase 36,000 shares are exercisable, none of which have been exercised.

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

     Also on December 6, 1996, the Board of Trustees granted, under the 1996 Stock Option Plan options to purchase a total of 82,500 shares of beneficial interest at $6.00 per share to a number of officers, employees and consultants to the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after six months, and expire five years after the date of grant. During the fiscal year ended September 30, 1998, 5,000 options were cancelled and became available for grant at that time. At September 30, 1998 options to purchase 38,750 shares are exercisable, none of which have been exercised.

     In March and April 1998 the Board of Trustees granted, under the 1996 Stock Option Plan options to purchase 50,000 shares of beneficial interest at prices ranging from $7.3125 to $7.9375 per share to a number of directors, officers and employees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years, and expire ten years after the grant date. During fiscal 1998, 10,000 of these options were cancelled and became available for grant at that time. At September 30, 1998 none of these options were exercisable.

     The Trust elected Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Trust's employee stock options equals the market price of the underlying stock on the date of grant. The alternative fair value accounting provided for under FAS No. 123, "Accounting for Stock-Based Compensation", is not applicable because it requires use of option valuation models that were not developed for use in valuing employee stock options.

     Proforma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Trust had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the 1998, 1996 and 1995 grants, respectively: risk free interest rate of 5.64%, 6.02% and 5.54%, dividend yield of 0% in all three years, volatility factor of the expected market price of the Trust's common stock based on historical results of 0.188, 0.270 and 0.389; and an expected life for each option grant of 5 years.

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

                    Changes   in  the   number  of  shares   under  all   option
arrangements are summarized as follows:

                                             Year Ended September 30,
                                             ------------------------
                                            1998       1997       1996
                                            --------------------------

Outstanding at beginning of period        135,500     53,000     447,000
Granted                                    50,000     82,500      53,000
Option price per share granted         7.3125-7.9375   $6.00      $4.375
Cancelled                                  17,500          -           -
Exercisable at end of period               74,750     47,125       3,250
Exercised                                   2,500          -     400,700
Expired                                    17,500          -      46,300
Outstanding at end of period              165,500    135,500      53,000
Option prices per share outstanding  $4.375-$7.9375 $4.375-$6.00  $4.375

     As of September 30, 1998 the outstanding options had a weighted average remaining contractual life of approximately 4.9 years and a weighted average exercise price of $5.92.

Earnings Per Share

                    The following table sets forth the computation of basic and diluted earnings per share:

                                               1998          1997         1996
                                              -------        ----         ----
Numerator:
Net income                                    $13,588        $7,333     $2,246
Distributions on preferred shares                   -             -       (203)
Numerator for basic earnings
 per share - net income applicable            _______        ______      ______
 to common shareholders                        13,588         7,333       2,043

Effect of diluted securities
Preferred stock dividends                           -             -         203
Numerator for diluted earnings
 per share - income available
 to common shareholders after                  ______         _____       _____
 assumed conversion                            13,588         7,333       2,246


Denominator:
Denominator for basic earnings
 per share -weighted average shares         7,902,161     8,527,057   7,825,557
Effect of dilutive securites:
Employee stock options                         39,132        30,911      42,911
Preferred stock                                     -             -     772,500
                                            ---------     ---------    --------
Dilutive potential common shares               39,132        30,911     815,411


Denominator for diluted earnings
 per share - adjusted weighted - average
 shares and assumed conversions             7,941,293     8,557,968   8,640,968

Basic earnings per share                     $   1.72      $    .86    $    .26
Diluted earnings per share                   $   1.71      $    .86    $    .26

Treasury Shares

     The Trust's Board of Trustees authorized the purchase from time to time of up to 1,614,000 shares of beneficial interest of the Trust. During 1998 1,205,000 shares have been purchased at an approximate cost of $10,433. As of September 30, 1998 the Trust owns 1,723,000 shares of beneficial interest of the Trust at an aggregate cost of $14,880.

NOTE 8 -       ADVISOR'S COMPENSATION AND CERTAIN TRANSACTIONS

     Certain of the Trust's officers and trustees are also officers, directors and the shareholder of REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. The agreement, which expires on December 31, 2001, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are charged to operations at a rate of 1% on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $519, $559 and $615 for the years ended September 30, 1998, 1997, and 1996, respectively.

     The borrower may pay fees to REIT for services rendered in arranging and restructuring loans by the Trust. These fees, which are allowed by the advisory agreement, on loans arranged on behalf of the Trust and which are paid directly by the borrower to REIT amounted to $229 for the year ended September 30, 1998 and $155 for the year ended September 30, 1997. There were no such fees paid to REIT during the year ended September 30, 1996.

     REIT arranges for the management of certain foreclosed properties for the Trust under renewable year-to-year agreements. Management fees, legal fees and leasing, selling and financing commissions incurred and reimbursed to REIT or an other affiliated company for the years ended September 30, 1998, 1997 and 1996 aggregated $595, $655 and $776, respectively.

     The Chairman of the Board of Trustees of the Trust holds a similar position in One Liberty, Inc. a related party is an executive officer of the managing general partner and is a general partner of Gould Investors L.P. a related party. During the years ended September 30, 1998, 1997 and 1996, allocated general and administrative expenses charged to the Trust by Gould aggregated $622, $979 and $1,161, respectively.

 NOTE 9 -      COMMITMENT

     In August 1984, the Board of Trustees approved a non-contributory pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salaries. Pension expense approximated $105, $81 and $60 during the years ended September 30, 1998, 1997 and 1996, respectively.




NOTE 10 - QUARTERLY FINANCIAL DATA  (Unaudited)

                                           1st Quarter  2nd Quarter  3rd Quarter   4th Quarter     Total
                                            Oct.-Dec.    Jan.-March     April-June     July-Sept.    For Year
                                            ---------    ----------     ----------     ----------    --------

                                                                           1998


Revenues                                    $ 2,446       $  2,504       $  2,539        $  2,708    $ 10,197
          Income before
              gain on sale of fore-
              closed properties
              held for sale                 $   999       $  1,051       $  1,020        $  1,171    $  4.241
           Net income                       $ 3,153       $  3,608       $  2,295        $  4,532    $ 13,588
           Per share                        $   .38       $    .45       $    .28        $    .62    $   1.72 (a) (b)


                                                                           1997

           Revenues                         $ 3,936       $  4,477       $  3,462        $  5,280     $17,155
          Income before
              gain on sale of fore-
              closed properties
              held for sale                 $ 1,463       $  1,784       $    995        $  2,404    $  6,646
           Net income                       $ 1,463       $  1,784       $    995        $  3,091    $  7,333
           Per share                        $   .17       $    .21       $    .12        $    .37    $    .86 (a) (b)

          Per share earnings represent primary earnings per beneficial share.
          (a) Calculated on weighted average shares outstanding for the fiscal year.
          (b) Balances do not crossfoot due to rounding.

NOTE 11 - SUBSEQUENT EVENT

     Between   October   1,  1998  and   November   20,   1998  the  Trust  sold
available-for-sale securities with a book value of $690 for an approximate gain of $434.

                                BRT REALTY TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 1998
                             (Amounts in Thousands)

                                                                                      Gross Amount At Which Carried At
                                    Initial Cost To Company                                  September 30, 1998
                                   -----------------------                               -------------------------
                                              Buildings         Costs Capitalized                  Buildings
                           Encum-                 And       Subsequent to Acquisition                 And
Description                brances    Land   Improvements  Improvements Carrying Costs    Land    Improvements   Total
----------------------------------------------------------------------------------------------------------------------


Residential
   Manhattann, New York    $     -   $    -      $  919        $  834        $    -      $   -      $1,753      $1,753
   Islip, New York               -        -          40             -             -          -          40          40

Shopping Center/Retail
   Rock Springs, WY          1,070      600       2,483           458            28        600       2,969       3,569

Office
   Dover, DE                 7,424      775       3,195         7,754             -        775      10,949      11,724
                           -------------------------------------------------------------------------------------------
TOTAL                      $ 8,494   $1,375      $6,637        $9,046           $28     $1,375     $15,711     $17,086
                           ===========================================================================================



                                                                                         Depreciation
                                                                                           Life For
                                           Accum.         Date Of          Date         Latest Income
                                           Deprec.     Construction      Acquired         Statement
------------------------------------------------------------------------------------------------------

Residential
   Manhattann, New York                  $      -           -             Apr-90               -
   Islip, New York                              -           -                  -               -

Shopping Center/Retail
   Rock Springs, WY                           464           -             Jan-92           21-35 Years

Office
   Dover, DE                                    -           -             Oct-93               -

TOTAL                                     $   464
                           =========================

(a)                                                          (d)



                                BRT REALTY TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 1998
                             (Amounts in Thousands)
Notes to the schedule:

(a) With respect to residential apartment units acquired through foreclosure which are subject to an offering for sale of units or cooperative shares, the net effect of income and expenses is applied to the basis of the asset to the extent that the realizable value is not exceeded. With respect to other operating properties, all operating income and expenses are reflected in the statements of income.

(b)      Total foreclosed properties held for sale                $17,086
           Less: Accumulated amortization                             464
                   Valuation allowance                                349
                                                                  -------
         Net foreclosed properties held for sale                  $16,273
                                                                  =======

(c) Amortization of the Trust's leasehold interest is over the terms of the respective land leases.

(d)  Information not readily obtainable.

(e) A reconciliation of real estate owned is as follows:

                                                 Year Ended September 30,
                                             1998          1997          1996
                                             ----          ----          ----

Balance at beginning of year                $22,811      $46,310      $50,248
Additions:
Foreclosures                                      -           13           34
Capitalization of expenses                      755          854        1,861
Recognition of valuation allowance upon
  sale of property                                -        1,779          332
Recognition of valuation allowance upon
  relinquishment of property                      -            -            -
                                         ----------   ----------  -----------
                                             23,566       48,956       52,475
                                         ----------   ----------  -----------
Deductions:
Sales/conveyances                             7,169       26,031        5,961
Relinquishment of real estate owned               -            -            -
Provision for valuation adjustment                -            -            -
Depreciation/amortization                       124          114          204
                                          ---------   ----------  ------------
                                              7,293       26,145        6,165
                                           --------     --------   ------------
Balance at end of year                      $16,273     $ 22,811      $46,310
                                          =========     ========    ==========

(f) The aggregate cost of investments in real estate assets for federal income tax purposes approximates book value.



                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 1998
                             (Amounts in Thousands)


                                                                FINAL

          DESCRIPTION                LOANS          RATE         DATE       PERIODIC PAYMENT TERMS                      PRIOR LEINS
------------------------------------------------------------------------------------------------------------------------------------
First mortgage loans:
Long term:
Cooperative Apartments - Islip, NY     1               9.0%     Oct-02      Interest monthly, principal at maturity          -
Underlying Mortgage - Bronx, NY        1      Tbill + 2.25%     Jan-00      Interest monthly, principal at maturity          -
Miscellaneous
   $0-$299                             7                                                                                     -
   $1,000-1,474                        1                                                                                     -
Short term:
 Industrial Building, NY               1       Prime + 5.0%      Apr-99     Interest and principal monthly                   -
 Office Building - Brooklyn, NY        1       Prime + 1.0%      Mar-98     Interest monthly, principal at maturity          -
 Condominium Apartments, NY, NY        1       Prime + 5.0%      Jun-99     Interest monthly, principal at maturity          -
 Industrial Building, NJ               1       Prime + 4.0%      Jan-99     Interest monthly, principal at maturity          -
 Industrial Building - Queens, NY      1              10.5%      Oct-99     Interest and principal monthly                   -
 Office Building - Bernardsville, NJ   1       Prime + 5.0%      Apr-99     Interest and principal monthly                   -
 Retail, Yonkers, NY                   1       Prime + 5.0%      Feb-99                                                      -
Miscellaneous
  $0-$299                              3                                                                                     -
  $300-$499                            4                                                                                     -
  $500-$999                            6                                                                                     -
  $1,000-$1,474                        8                                                                                     -
  Junior mortgage loans:
  Residential:

  Retail Building - New York, NY       1       Prime + 5.0%      Mar-99     Interest monthly, principal at maturity        334

                                  ======                                                                                ======



                                                                                 PRINCIPAL AMOUNT
                                                                CARRYING         OF LOANS SUBJECT
                                             FACE AMOUNT        AMOUNT            TO DELINQUENT
          DESCRIPTION                       OF MORTGAGES     OF MORTGAGES     PRINCIPAL OR INTEREST
-------------------------------------------------------------------------------------------------------

First mortgage loans:
Long term:
Cooperative Apartments - Islip, NY            $2,143            $2,143               $ -
Retail/Apartments, Brooklyn, NY                2,149             2,149                 -
Residential/Retail,  New York, NY              2,244             2,244                 -
Underlying Mortgage - Bronx, NY                2,835             2,200                 -
Miscellaneous
   $0-$299                                       490               414                 -
   $300-499                                    1,205             1,205                 -
   $500-998                                    2,999             2,999                 -
   $1,000-1,474                                1,290             1,290                 -
Short term:
    Industrial Building,   NY                  1,922             1,922                 -
   Office Building - Brooklyn, NY              2,074             2,074                 -
   Condominium Apartments, NY, NY              2,174             2,174                 -
   Industrial Building, NJ                     2,600             2,600                 -
   Industrial Building - Queens, NY            3,070             3,070                 -
   Office Building - Bernardsville, NJ         3,075             3,075                 -
   Retail, Yonkers, NY                         3,180             3,180                 -
  Miscellaneous
  $0-$299                                        493               105                 -
  $300-$499                                    1,451             1,451                 -
  $500-$999                                    4,903             4,903                 -
  $1,000-$1,474                                8,863             7,921
  Junior mortgage loans:
  Residential:

  Miscellaneous
  $0-$1                                            1                 1                 -
 Wraparound mortgages:
  Retail Building - New York, NY               2,014             2,014                 -
                                             -------            -------               ---
 Miscellaneous

                                             $51,175           $49,134               $  -
                                             =======           =======               ====

                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 1998
                             (Amounts in Thousands)

Notes to the schedule:

(a) The following summary reconciles mortgages receivable at their carrying values:

                                                 Year Ended September 30,
                                             1998          1997          1996
                                          ---------     ----------    ----------
   Balance at beginning of year            $ 37,909     $ 30,945      $  41,526
   Additions:
   Advances under real estate loans          31,716       15,353            451
   Repayments to participating lenders            -        1,000              -
   Capitalization of earned interest
     income to loan balance in accordance
     with agreements                              -          177              -
   Previously provided allowances                 -        1,300              -
   Purchase money mortgages from sale of
     real estate owned                            -          425            375
                                          ---------   ----------      ---------

                                             69,625       49,200         42,352
                                          ---------   ------------   -----------
   Deductions:
   Collections of principal                  20,491       11,278         11,148
   Proceeds from participating lenders            -            -            225
   Provision for possible loan losses             -            -              -
   Investments transferred to foreclosed
    properties, net                               -           13             34
                                          ---------   ----------      ---------
                                             20,491       11,291         11,407
                                          ---------   ----------      ---------

   Balance at end of year                  $ 49,134     $ 37,909       $ 30,945
                                           ========     ========       ========


  (b) The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.