Form 10-Q
period 1998-12-31
BRT REALTY TRUST
filed 1999-02-10
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1998

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

                    7,165,263 Shares of Beneficial Interest,
                 $3 par value, outstanding on February 10, 1999

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

                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)


                                                                             December 31,      September 30,
                                                                                 1998               1998
                                                                             (Unaudited)          (Audited)

                                 ASSETS

  Real estate loans - Note 3:
    Earning interest                                                          $ 53,899             $ 51,175
   Less allowance for possible losses                                            2,041                2,041
                                                                            ----------           ----------
                                                                                51,858               49,134
                                                                             ---------            ---------
  Real estate assets:
    Foreclosed properties held for sale                                         16,263               16,622
    Investment in real estate venture                                              613                  613
                                                                            ----------          -----------
                                                                                16,876               17,235
    Less valuation allowance                                                       349                  349
                                                                           -----------          -----------
                                                                                16,527               16,886
                                                                             ---------           ----------

  Cash and cash equivalents                                                     15,670               13,949
  Securities available-for-sale at market                                        2,743                3,364
  Other assets                                                                   1,813                2,488
                                                                            ----------           ----------
          Total Assets                                                       $  88,611            $  85,821
                                                                             =========            =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Note payable - Credit facility                                            $  5,500             $  5,500
   Loans and mortgages payable                                                   8,277                8,494
   Accounts payable and accrued liabilities,
     including deposits of $1,234 and $1,253                                     2,090                2,080
                                                                             ---------             --------
          Total Liabilities                                                     15,867               16,074
                                                                              --------              -------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
    issued - 8,888  shares at each date                                         26,665               26,665
  Additional paid-in capital, net of
    distributions of $5,171                                                     81,521               81,521
  Accumulated other comprehensive income - net
    unrealized gain on available-for-sale securities                               840                  769
  Accumulated deficit                                                          (21,402)             (24,328)
                                                                             ---------             --------
                                                                                87,624               84,627
Cost of 1,723 treasury shares of
  beneficial interest at each date                                             (14,880)             (14,880)
                                                                             ---------            ---------
            Total Shareholders' Equity                                          72,744               69,747
                                                                             ---------            ---------

            Total Liabilities and Shareholders' Equity                       $  88,611            $  85,821
                                                                             =========            =========

          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)
                    (In Thousands except for Per Share Data)




                                                                                     Three Months Ended
                                                                                        December 31,
                                                                                 1998                 1997
                                                                                 ----                 ----

Revenues:
  Interest and fees on real estate loans                                     $   2,099              $   1,282
  Operating income on real estate owned                                            939                    984
  Other, primarily investment income                                               155                    180
                                                                            ----------            -----------
          Total Revenues                                                         3,193                  2,446
                                                                            ----------             ----------

Expenses:
    Interest-notes payable and loans payable                                       144                     25
    Advisor's fee                                                                  154                    121
    General and administrative                                                     686                    572
    Operating expenses relating to real estate
     owned including interest on mortgages
      of $155 and $235                                                             617                    643
    Amortization and depreciation                                                   85                     86
                                                                            ----------            -----------
           Total Expenses                                                        1,686                  1,447
                                                                            ----------             ----------

Income  before gain on sale of foreclosed
  properties and investments available-for-sale                                  1,507                    999
Net gain on sale of real estate loans and
  foreclosed properties held for sale                                              986                  2,154
Net realized gain on available-for-sale securities                                 433                      -
                                                                             ---------         --------------

Net Income                                                                  $    2,926            $     3,153
                                                                            ===========            ===========

Income per share of Beneficial Interest:
  Basic  and diluted earnings per share                                     $      .41            $        .38
                                                                            ==========            ============


Accumulated deficit, beginning of period                                     $ (24,328)             $ (37,916)
  Net income                                                                     2,926                  3,153
                                                                             ---------            -----------
Accumulated deficit, end of period                                           $ (21,402)            $  (34,763)
                                                                             =========             ==========










          See Accompanying Notes to Consolidated Financial Statements.








                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                         1998             1997
                                                                                         ----             ----

Cash flow from operating activities:
  Net income                                                                           $2,926            $3,153
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and depreciation                                                         85                86
     Gain on sale of real estate and  foreclosed properties                              (986)           (2,154)
     Gain on sale of available-for-sale securities                                       (433)                -
     Capitalization of earned interest income to loan
       balance in accordance with agreement                                                 -              (154)
     Increase in interest receivable                                                       (6)              (71)
     Increase in prepaid expenses                                                         (37)               (9)
     (Increase) Decrease in accounts payable
       and accrued liabilities                                                            102              (332)
     Decrease in deferred revenues                                                        (53)              (40)
     Decrease in rent receivables                                                           -                46
     Decrease in escrow deposits                                                           55               298
     Increase in deferred costs                                                           (34)               (5)
     Net change in other assets                                                           668              (114)
                                                                                   ----------        ----------
Net cash provided by operating activities                                               2,287               704
                                                                                    ---------        ----------

Cash flows from investing activities:
  Collections from real estate loans                                                    9,787             6,134
  Additions to real estate loans                                                      (11,612)           (1,414)
   Net costs capitalized to real estate owned                                            (162)              (75)
  Proceeds from sale of real estate owned                                                 607             3,655
  Decrease in deposits payable                                                            (93)             (397)
  Purchase of marketable securities                                                         -              (347)
   Sales of marketable securities                                                       1,124
   Other                                                                                    -              (151)
                                                                                  -----------         ---------
Net cash (used in) provided by investing activities                                      (349)            7,405
                                                                                    ---------         ---------

Cash flow from financing activities:
  Payoff/paydown of loan and mortgages payable                                           (217)             (210)
  Repurchase of shares of beneficial interest, a portion of
    which were cancelled                                                                    -            (1,944)
  Other                                                                                     -               (19)
                                                                                  -----------        ----------
Net cash used in financing activities                                                    (217)           (2,173)
                                                                                    ---------         ---------
Net increase in cash and cash equivalents                                               1,721             5,936
Cash and cash equivalents at beginning of period                                       13,949            10,152
                                                                                      -------          --------
Cash and cash equivalents at end of period                                            $15,670           $16,088
                                                                                      =======           =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                $     314         $     286
                                                                                    =========         =========



          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 1998 and for the three months ended December 31, 1998 and 1997 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results for the full year.

Certain items on the consolidated financial statements for the preceding periods have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts of BRT Realty Trust, its wholly-owned subsidiaries, and its majority-owned or controlled real estate entities. Investments in less than majority-owned entities have been accounted for using the equity method. Material intercompany items and transactions have been eliminated. Many of the wholly-owned subsidiaries were organized to take title to various properties acquired by BRT Realty Trust. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT".

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT's Annual Report on Form 10-K for the year ended September 30, 1998.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

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

Basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period which were 7,165,263 for the three month periods ended December 31, 1998 and 8,240,248 for the three month periods ended December 31, 1997, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BRT. For the three months ended December 31, 1998 and 1997 diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of the BRT's outstanding options using the treasury stock method which aggregated 7,178,668 and 8,288,853 respectively.

Note 3 - Real Estate Loans

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended December 31, 1997, interest income would have increased by approximately $148,000. During the three month period ended December 31, 1998 there were no non-interest earning loans.

Note 4 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. BRT elected early adoption of Statement No. 130 as of October 1, 1997. During the three months ended December 31, 1998, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, increased $71,000 from $769,000 to $840,000.

Note 5 - Segment Reporting

In June 1997 the Financial Accounting Standards Board issued Statement No. 131, Disclosure About Segments of an Enterprise and Related Information, which is effective for financial statements issued for periods beginning after December 15, 1997. Statement No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Trust does not believe that the implementation of Statement No. 131 will have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

BRT engages in the business of originating and holding for investment senior real estate mortgages, secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property. Repayments of real estate loans in the amount of $33,475,000 are due during the twelve months ending December 31, 1999, including $3,194,000 due on demand. The availablity of mortgage financing secured by real property and the market for selling real estate is cyclical. Presently the mortgage market is in an uncertain state and the market for selling real estate does not appear to be as active or as positive as it was in the prior year or two. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

In October 1996 the Trust entered into a $25,000,000 revolving credit facility with Credit Suisse First Boston Mortgage Capital LLC. Interest is charged on the outstanding principal balance at the lower of prime plus 1% or Libor plus 3%, adjusted monthly. The facility matured on October 17, 1998. BRT extended the facility with the payment of a $62,500 fee and has the right to extend the facility to October 17, 1999 with the payment of an additional fee of .25%. BRT can use funds borrowed under this facility for any corporate purpose, the primary of which is lending. Borrowings under the credit facility are secured by specific receivables and real estate assets held by BRT, and the credit agreement provides that the loan amount will never exceed 75% of the agreed value of the collateral. At December 31, 1997 there was no balance outstanding under the credit facility. At December 31, 1998 there was an outstanding balance of $5,500,000.

During the three months ended December 31, 1998, the Trust generated cash of $607,000 from the sale of real estate owned and $9,787,000 from collections from real estate loans. These funds in addition to cash on hand, were used primarily to fund real estate loan originations of $11,612,000. BRT is currently negotiating a new secured credit facility, but there can be no assurance that such a facility will be concluded. If a new credit facility is not concluded, BRT intends to repay the amount due under the current credit facility from a combination of cash generated from operations, loan repayments, and if necessary, from the sale of mortgage receivables, and secured or unsecured borrowings. BRT's cash and cash equivalents were $15,670,000 at December 31, 1998 which was more than adequate to repay the outstanding balance.

There will be no effect on BRT's liquidity relating to the year 2000 issue because during the last quarter of the 1997 fiscal year the Trust acquired new computer hardware and software to handle the Trust's accounting and real estate management. The computer software is capable of handling all issues relating to the year 2000. BRT has also reviewed the impact of the failure of its tenants, borrowers or suppliers to be year 2000 compliant. Based upon its review and the nature of BRT's business, the inability of its tenants, borrowers and/or suppliers to be year 2000 compliant will not have a material adverse effect on BRT's business.

The Trust will satisfy its liquidity needs from cash and liquid investments on hand, the credit facility with First Boston, interest received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

Interest and fees on real estate loans increased by $817,000 to $2,099,000 for the three months ended December 31, 1998 as compared to $1,282,000 for the corresponding period in 1997. The increase was primarily due to a higher average balance of earning real estate loans and the payoff in full (principal and interest) of a loan that was previously deemed uncollectable.

Operating income on real estate owned decreased by $45,000 to $939,000 for the three months ended December 31, 1998 as compared to $984,000 for the corresponding period in 1997. The decrease is primarily the result of reduced rental income associated with the sale of foreclosed properties.

Other revenues, primarily investment income decreased by $25,000 to $155,000 for the three months ended December 31, 1998 as compared to $180,000 for the corresponding period in 1997. The decrease is primarily the result of decreased interest and dividends on lower average balances of cash and investments.

Interest expense on notes and loans payable increased by $119,000 to $144,000 for the three months ended December 31, 1998 as compared to $25,000 for the corresponding period in 1997. The increase was due to a higher average outstanding balance under the credit facility with First Boston.

The Advisor's fee increased by $33,000 to $154,000 for the three-month period ended December 31, 1998 as compared to $121,000 for the corresponding period in 1997. The increase was the result of a increase in total invested assets, the basis on which the fee is calculated.

General and administrative expenses increased by $114,000 to $686,000 for the three months ended December 31, 1998 as compared to $572,000 for the corresponding period in 1997. The increase was primarily the result of increased expenses, primarily salaries, rent and costs associated with the Trust's expansion of staff and marketing efforts in order to generate new business.

Operating expenses relating to real estate assets decreased by $26,000 to $617,000 for the three months ended December 31, 1998 as compared to $643,000 for the corresponding period in 1997. The decrease was primarily the result of the sale of foreclosed properties.

Gain on sale of foreclosed properties and available-for-sale investments was $1,419,000 for the three months ended December 31, 1998 as compared to $2,154,000 for the comparable period in 1997. It is the policy of BRT to offer for sale all foreclosed property at prices that management believes represent fair value.




                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRT REALTY TRUST
                                   Registrant




February 10, 1999                   /s/ Jeffrey Gould
----------------                    ------------------
Date                                Jeffrey Gould, President





February 10, 1999                   /s/ George Zweier
-----------------                   -----------------
Date                                George Zweier, Vice President
                                    and Chief Financial Officer