Form 10-Q
period 1999-03-31
BRT REALTY TRUST
filed 1999-05-12
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

                    7,165,263 Shares of Beneficial Interest,
                    $3 par value, outstanding on May 10,1999

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X        No
                               ----         ----

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements


                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)


                                                                              March 31,          September 30,
                                                                                1999                1998
                                                                                ----                ----
                                                                             (Unaudited)           (Audited)
                                     ASSETS

   Real estate loans - Note 3:
    Earning interest                                                          $ 49,890             $ 51,175
   Less allowance for possible losses                                            2,041                2,041
                                                                            ----------           ----------
                                                                                47,849               49,134
                                                                             ---------            ---------
  Real estate assets:
    Foreclosed properties held for sale                                         15,788               16,622
    Investment in real estate venture                                              613                  613
                                                                            ----------          -----------
                                                                                16,401               17,235
    Less valuation allowance                                                       349                  349
                                                                           -----------          -----------
                                                                                16,052               16,886
                                                                             ---------           ----------

  Cash and cash equivalents                                                     15,380               13,949
  Securities available-for-sale at market                                        1,370                3,364
  Real estate loans held for sale - Note 3                                       7,873                    -
  Other assets                                                                   1,862                2,488
                                                                            ----------           ----------
          Total Assets                                                       $  90,386            $  85,821
                                                                             =========            =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Note payable - Credit facility                                             $  5,500             $  5,500
   Loans and mortgages payable                                                   8,055                8,494
   Accounts payable and accrued liabilities,
     including deposits of $1,489 and $1,253                                     2,520                2,080
                                                                             ---------             --------
          Total Liabilities                                                     16,075               16,074
                                                                              --------              -------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
    issued - 8,888  shares at each date                                         26,665               26,665
  Additional paid-in capital, net of
    distributions of $5,171                                                     81,521               81,521
  Accumulated other comprehensive income - net
    unrealized gain on available-for-sale securities                               224                  769
  Accumulated deficit                                                          (19,219)             (24,328)
                                                                             ---------             --------
                                                                                89,191               84,627
Cost of 1,723 treasury shares of
  beneficial interest at each date                                             (14,880)             (14,880)
                                                                             ---------            ---------
            Total Shareholders' Equity                                          74,311               69,747
                                                                             ---------            ---------

            Total Liabilities and Shareholders' Equity                       $  90,386            $  85,821
                                                                             =========            =========

          See Accompanying Notes to Consolidated Financial Statements.





                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)
                    (In Thousands except for Per Share Data)




                                                                        Three Months Ended               Six months ended
                                                                             March 31,                     March 31,
                                                                       1999            1998              1999           1998
                                                                   ----------       ---------        ---------      ---------

Revenues:
  Interest and fees on real estate loans                           $    1,927        $   1,121        $  4,026       $  2,403
  Operating income on real estate owned                                   913            1,119           1,852          2,103
  Other, primarily investment income                                      162              264             317            444
                                                                  -----------        ---------      ----------     ----------
          Total Revenues                                                3,002            2,504           6,195          4,950

Expenses:
  Interest-notes payable and loans payable                                135               25             279             50
  Advisor's fee                                                           162              123             316            244
  General and administrative                                              873              645           1,559          1,217
  Operating expenses relating to real estate
   owned including interest on mortgages
   of $172 and $246 for the three-month periods
   and $327 and $481 for the six-month
   periods, respectively                                                  564              574           1,181          1,217
  Amortization and depreciation                                            83               86             168            172
                                                                   ----------       ----------      ----------      ----------
         Total Expenses                                                 1,817            1,453           3,503          2,900
                                                                   ----------       ----------      ----------      ----------

Income  before gain on sale of real estate
  Loans and foreclosed properties held for
  sale and available-for-sale securities                                1,185            1,051           2,692          2,050
Net gain on sale of real estate loans and
  foreclosed properties held for sale                                     791            2,557           1,777          4,711
Net realized gain on available-for-sale securities                        207             -                640             -
                                                                   ----------       ----------      ----------     ------------

Net Income                                                         $    2,183       $    3,608       $   5,109     $   6,761
                                                                   ==========        =========       =========     ===========

Income per share of Beneficial Interest:
  Basic earnings per share                                         $     0.30       $     0.45       $    0.71     $    0.83
                                                                   ==========       ==========       ==========    ==========
  Diluted earnings per share                                       $     0.30       $     0.44       $    0.71     $    0.82
                                                                   ==========       ==========       ==========    ==========

Accumulated deficit, beginning of period                           $  (21,402)      $  (34,764)      $ (24,328)    $ (37,917)
Net income                                                              2,183            3,608           5,109         6,761
                                                                   -----------       ----------       ---------     ---------
Accumulated deficit, end of period                                 $  (19,219)      $  (31,156)      $ (19,219)    $ (31,156)
                                                                   ===========      ===========      ==========    ==========




          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                         1999             1998
                                                                                         ----             ----

Cash flow from operating activities:
  Net income                                                                         $  5,109          $  6,761
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and depreciation                                                        168               172
     Gain on sale of real estate and  foreclosed properties                            (1,777)           (4,711)
     Gain on sale of available-for-sale securities                                       (640)                -
     Capitalization of earned interest income to loan
       balance in accordance with agreement                                                 -              (386)
     Increase in interest receivable                                                      (73)               (2)
     Decrease in prepaid expenses                                                          18                33
     Increase (decrease) in accounts payable
       and accrued liabilities                                                            284              (389)
     Increase (decrease) in deferred revenues                                              21              (104)
     Decrease in rent receivables                                                           -                77
     Increase in escrow deposits                                                          321               208
     Increase in deferred costs                                                          (108)               (5)
     Net change in other assets                                                           623              (197)
                                                                                  -----------       -----------
Net cash provided by operating activities                                               3,946             1,851
                                                                                   ----------       -----------

Cash flows from investing activities:
  Collections from real estate loans                                                   11,762             7,801
  Additions to real estate loans                                                      (17,450)           (3,486)
   Net costs capitalized to real estate owned                                            (203)             (305)
  Proceeds from sale of real estate owned                                               1,913             6,669
  Decrease in deposits payable                                                           (187)             (272)
  Purchase of marketable securities                                                         -              (347)
   Sales of marketable securities                                                       2,089
   Other                                                                                    -               162
                                                                                  -----------       -----------
Net cash (used in) provided by investing activities                                    (2,076)           10,222
                                                                                  -----------        ----------

Cash flow from financing activities:
  Payoff/paydown of loan and mortgages payable                                           (439)             (534)
  Repurchase of shares of beneficial interest, a portion of
    which were cancelled                                                                    -            (2,425)
  Other                                                                                     -               (20)
                                                                                   ----------        ----------
Net cash used in financing activities                                                    (439)           (2,979)
                                                                                   ----------         ---------
Net increase in cash and cash equivalents                                               1,431             9,094
Cash and cash equivalents at beginning of period                                       13,949            10,152
                                                                                      -------          --------
Cash and cash equivalents at end of period                                           $ 15,380          $ 19,246
                                                                                     ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                $     616        $      546
                                                                                    =========        ==========



          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 1999 and for the three and six months ended March 31, 1999 and 1998 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results for the full year.

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

Basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period which were 7,165,263 for both the three and six month periods ended March 31, 1999 and 8,089,500 and 8,165,702 for the three and six month periods ended March 31, 1998, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BRT.

     For the three and six months ended March 31, 1999 and 1998 diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of BRT's outstanding options using the treasury stock method which aggregated 7,202,494 and 7,188,374 and 8,134,254 and 8,212,429
respectively.

Note 3 - Real Estate Loans

If all loans classified as non-earning were earning interest at their contractual rates for the three and six months ended March 31, 1998, interest income would have increased by approximately $153,000 and $301,000,respectively. During the three and six month period ended March 31, 1999 there were no non-interest earning loans.

Real Estate loans held for sale are carried at the lower of cost or estimated fair value. Unrealized losses are recognized in a valuation allowance by a charge to operating earnings. At March 31, 1999 real estate loans held for sale totaled $7,873,000. The cost of these loans approximated estimated fair value. Market value was determined based on contractual commitments from third parties to purchase the loans.

Profits and losses relating to the sale of real estate loans are recognized when all indications of legal control pass to the buyer and the sales price is collected.

Note 4 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. BRT elected early adoption of Statement No. 130 as of October 1, 1997. During the three months ended March 31, 1999, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, decreased $616,000 from $840,000 to $224,000. For the six months ended March 31, 1999 accumulated other comprehensive income decreased $545,000 from $769,000 to $224,000.

Note 5 - Segment Reporting

     In June 1997 the Financial Accounting Standards Board issued Statement No. 131, Disclosure About Segments of an Enterprise and Related Information, which is effective for financial statements issued for periods beginning after December 15, 1997. Statement No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. BRT adopted Statement No. 131 as of October 1, 1998. As BRT operates predominantly in one industry segment, management believes it is in compliance with the standards established by Statement No. 131.

Subsequent Event

     On May 4, 1999 BRT sold senior participating interests in several real estate loans. These senior participating interests, which totaled $7,873,000 were classified as held for sale and were sold at cost, which approximated estimated fair value.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

BRT engages in the business of originating and holding for investment senior real estate mortgages, secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property. BRT from time to time, will sell senior participating interests in its loans to other institutions. Repayments of real estate loans in the amount of $37,169,000 are due during the twelve months ending March 31, 2000, including $2,303,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

In October 1996 the Trust entered into a $25,000,000 revolving credit facility with Credit Suisse First Boston Mortgage Capital LLC. Interest is charged on the outstanding principal balance at the lower of prime plus 1% or Libor plus 3%, adjusted monthly. The facility matured on October 17, 1998. BRT extended the facility to April 17, 1999 with a payment of $62,500 and further extended the facility to October 17, 1999 with an additional fee of $13,750. There are no further extension periods after October 17, 1999. During the current extension period BRT is precluded from borrowing any additional funds under this facility. Borrowings under the credit facility are secured by specific receivables and real estate assets held by BRT. At March 31, 1999 and March 31, 1998 there was an outstanding balance under the credit facility of $5,500,000 and $0 respectively. On May 7, 1999 BRT repaid the entire balance outstanding under the credit facility.

During the six months ended March 31, 1999, the Trust generated cash of $1,913,000 from the sale of real estate owned and $11,762,000 from collections from real estate loans. These funds in addition to cash on hand, were used primarily to fund real estate loan originations of $17,450,000. BRT is currently negotiating a new secured credit facility, but there can be no assurance that such a facility will be concluded. If a new credit facility is not concluded, BRT intends to repay the amount due under the current credit facility from a combination of cash generated from operations, loan repayments, and if necessary, from the sale of mortgage receivables, and secured or unsecured borrowings. BRT's cash and cash equivalents were $15,380,000 at March 31, 1999 which was more than adequate to repay the outstanding balance.

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

The Trust will satisfy its liquidity needs from cash and liquid investments on hand, interest received on outstanding real estate loans, net cash flow generated from the operation of real estate assets and from time to time the sale of senior participating interests in its loans.

Results of Operations

Interest and fees on real estate loans increased by $806,000 to $1,927,000 for the three months ended March 31, 1999 as compared to $1,121,000 for the corresponding period in 1998. The increase was due to a higher average balance of earning real estate loans during the quarter. This category also increased by $1,623,000 to $4,026,000 for the six months ended March 31, 1999 as compared to $2,403,000 for the corresponding period in 1998. This increase was also due to a higher average balance of earning real estate loans during the current six month period.

Operating income on real estate owned decreased by $206,000 to $913,000 for the three months ended March 31, 1999 as compared to $1,119,000 for the corresponding period in 1998. During the six month period ended March 31, 1999 this category decreased $251,000 from $2,103,000 to $1,852,000. The decrease for both periods is primarily the reduction of rental income that has resulted from the continued sale of foreclosed properties.

Other revenues, primarily investment income decreased by $102,000 to $162,000 for the three months ended March 31, 1999 as compared to $264,000 for the corresponding period in 1998. This category also decreased by $127,000 to $317,000 for the six months ended March 31, 1999 compared to $444,000 for the corresponding period in 1998. These decreases are the result of decreased interest and dividends on lower average balances of cash and investments.

Interest expense on notes and loans payable increased by $110,000 to $135,000 for the three months ended March 31, 1999 as compared to $25,000 for the corresponding period in 1998. During the six month period ended March 31, 1999 interest expense increased by $229,000 from $50,000 to $279,000. The increases in both periods is the result of having a higher outstanding balance under the credit facility with First Boston.

The Advisor's fee increased by $39,000 to $162,000 for the three-month period ended March 31, 1999 as compared to $123,000 for the corresponding period in 1998. For the six months ended March 31, 1999 the advisor's fees increased by $72,000 to $316,000 from $244,000. These increases were the result of an increase in total invested assets, the basis on which the fee is calculated.

General and administrative expenses increased by $228,000 to $873,000 for the three months ended March 31, 1999 as compared to $645,000 for the corresponding period in 1998. This category increased by $342,000 to $1,559,000 for the six months ended March 31, 1999 as compared to $1,217,000 for the corresponding period in 1998. The increases in both periods was primarily the result of increased expenses, primarily salaries, rent and costs associated with BRT's expansion of staff and marketing efforts in order to generate new business.

     Operating expenses relating to real estate assets decreased by $10,000 to $564,000 for the three months ended March 31, 1999 as compared to $574,000 for the corresponding period in 1998. This category decreased by $36,000 to $1,181,000 for the six months ended March 31, 1999 as compared to $1,217,000 for the corresponding period in 1998. These slight decreases were the result of decreased interest expense on mortgages that were offset by a general increase in operating expenses on BRT's commercial real estate assets.

Net gains on sale of real estate loans and foreclosed properties and available-for-sale investments was $998,000 for the three months ended March 31, 1999 as compared to $2,557,000 for the comparable period in 1998. For the six month period net gains on sale of real estate loans and foreclosed properties and available-for-sale investments was $2,417,000 as compared to $4,711,000 for the comparable period in 1998. It is the policy of BRT to offer for sale all foreclosed property at prices that management believes represent fair value.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     BRT has considered the effects of derivatives and exposures to market risk relating to interest rate, foreign currency exchange rate, commodity price and equity price risk. BRT has assessed the market risk for its variable rate debt and variable rate mortgage receivables and believes that a one-percent change in interest rates would not have a material effect on net income.


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Trust did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRT REALTY TRUST
                                ----------------
                                   Registrant




May 12, 1999                                     /s/ Jeffrey Gould
------------                                     ------------------
Date                                             Jeffrey Gould, President





May 12, 1999                                     /s/ George Zweier
------------                                     -----------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.