Form 10-Q
period 1999-06-30
BRT REALTY TRUST
filed 1999-08-13
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission File Number 1-7172


                                BRT REALTY TRUST
             (Exact name of registrant as specified in its charter)

            Massachusetts                                   13-2755856
            ----------------------------------------------------------
           (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)           Identification No.)

            60 Cutter Mill Road, Great Neck, NY               11021
            ----------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code (516) 466-3100

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,165,263 Shares of Beneficial Interest,
                   $3 par value, outstanding on August 10,1999

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


                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)


                                                                               June 30,         September 30,
                                                                                 1999              1998
                                                                                 ----              ----
                                                                             (Unaudited)          (Audited)

  ASSETS
  Real estate loans - Note 3
    Earning interest                                                          $ 47,798             $ 51,175
   Less allowance for possible losses                                            2,041                2,041
                                                                            ----------           ----------
                                                                                45,757               49,134
                                                                             ---------            ---------
  Real estate assets:
    Foreclosed properties held for sale                                         15,005               16,622
    Investment in real estate venture                                              613                  613
                                                                            ----------          -----------
                                                                                15,618               17,235
    Less valuation allowance                                                       349                  349
                                                                           -----------          -----------
                                                                                15,269               16,886
                                                                             ---------           ----------

  Cash and cash equivalents                                                     25,055               13,949
  Securities available-for-sale at market                                            -                3,364
  Other assets                                                                   2,075                2,488
                                                                            ----------           ----------
          Total Assets                                                       $  88,156            $  85,821
                                                                             =========            =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Note payable - Credit facility - Note 5                                   $  2,365             $  5,500
   Loans and mortgages payable                                                   7,829                8,494
   Accounts payable and accrued liabilities,
     including deposits of $1,143 and $1,253                                     2,102                2,080
                                                                             ---------             --------
          Total Liabilities                                                     12,296               16,074
                                                                              --------              -------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
    issued - 8,888  shares at each date                                         26,665               26,665
  Additional paid-in capital, net of
    distributions of $5,171                                                     81,521               81,521
  Accumulated other comprehensive income - net
    unrealized gain on available-for-sale securities                                 -                  769
  Accumulated deficit                                                          (17,446)             (24,328)
                                                                             ---------             --------
                                                                                90,740               84,627
Cost of 1,723 treasury shares of
  beneficial interest at each date                                             (14,880)             (14,880)
                                                                             ---------            ---------
            Total Shareholders' Equity                                          75,860               69,747
                                                                             ---------            ---------

            Total Liabilities and Shareholders' Equity                       $  88,156            $  85,821
                                                                             =========            =========

          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)
                    (In Thousands except for Per Share Data)




                                                                        Three Months Ended            Nine Months Ended
                                                                              June 30,                       June 30,
                                                                       1999            1998           1999           1998
                                                                    ---------       ---------      ---------      ---------

Revenues:
  Interest and fees on real estate loans                           $    1,744        $   1,312      $  5,770       $  3,715
  Operating income on real estate owned                                   943            1,003         2,795          3,106
  Other, primarily investment income                                      237              224           554            668
                                                                   ----------       ----------     ---------      ---------
          Total Revenues                                                2,924            2,539         9,119          7,489

Expenses:
  Interest-notes payable and loans payable                                112               25           391             75
  Advisor's fee                                                           134              126           450            370
  General and administrative                                              836              671         2,395          1,888
  Operating expenses relating to real estate
   owned including interest on mortgages
   of $161 and $229 for the three-month periods
   and $488 and $710 for the nine-month
   periods, respectively                                                  526              611         1,707          1,828
  Amortization and depreciation                                            98               86           266            258
                                                                    ---------        ---------      --------       --------
         Total Expenses                                                 1,706            1,519         5,209          4,419
                                                                      -------          -------       -------        -------

Income  before gain on sale of real estate
  Loans and foreclosed properties held for
  sale and available-for-sale securities                                1,218            1,020         3,910          3,070
Net gain on sale of real estate loans and
 foreclosed properties held for sale                                      326            1,066         2,103          5,777
Net realized gain on available-for-sale securities                        229              209           869            209
                                                                    ---------        ---------     ---------      ---------

Net Income                                                           $  1,773         $  2,295      $  6,882       $  9,056
                                                                     ========         ========      ========       ========

Income per share of Beneficial Interest:
  Basic earnings per share                                          $    0.25        $    0.28     $    0.96      $    1.11
                                                                    =========        =========     =========      =========
  Diluted earnings per share                                        $    0.24        $    0.28     $    0.95      $    1.10
                                                                    =========        =========     =========      =========

Accumulated deficit, beginning of period                             $(19,219)        $(31,155)     $(24,328)      $(37,916)
Net income                                                              1,773            2,295         6,882          9,056
                                                                   -----------       ----------    ---------    -----------
Accumulated deficit, end of period                                   $(17,446)        $(28,860)     $(17,446)      $(28,860)
                                                                     =========        =========    =========      =========





          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                                                           Nine Months Ended
                                                                                                June 30,
                                                                                         1999             1998
                                                                                         ----             ----

Cash flow from operating activities:
  Net income                                                                         $  6,882          $  9,056
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and depreciation                                                        266               258
     Gain on sale of real estate and  foreclosed properties                            (2,103)           (5,777)
     Gain on sale of available-for-sale securities                                       (869)             (209)
     Decrease in interest receivable                                                      118              (166)
     Decrease in prepaid expenses                                                          66                54
     Increase (decrease) in accounts payable
       and accrued liabilities                                                            312              (845)
     Decrease in deferred revenues                                                         (9)             (134)
     Decrease in rent receivables                                                           -               124
     Increase (decrease) in escrow deposits                                                25              (179)
     Increase in deferred costs                                                          (661)               (5)
     Net change in other assets                                                           731               225
                                                                                  -----------        ----------
Net cash provided by operating activities                                               4,758             2,402
                                                                                   ----------         ---------

Cash flows from investing activities:
  Collections from real estate loans                                                   19,066            12,214
   Sale of senior participating interest in loans                                       7,860                 -
  Additions to real estate loans                                                      (22,649)           (9,556)
   Costs capitalized to real estate owned                                                (311)             (554)
  Proceeds from sale of real estate owned                                               3,024             8,450
  (Decrease) Increase in deposits payable                                                (305)              398
  Purchase of marketable securities                                                         -              (347)
   Sales of marketable securities                                                       3,463               635
   Increase in investment in Partnership interest                                           -              (631)
                                                                                 ------------         ---------
   Net cash (used in) provided by investing activities                                 10,148            10,609
                                                                                    ---------          --------

Cash flow from financing activities:
  Payoff/paydown of loan and mortgages payable                                           (665)             (767)
   Payoff/paydown of credit facility                                                   (3,135)                -
  Repurchase of shares of beneficial interest, a portion of
    which were cancelled                                                                    -            (2,707)
  Other                                                                                     -                11
                                                                                 ------------       -----------
Net cash used in financing activities                                                  (3,800)           (3,463)
                                                                                    ---------         ---------
Net increase in cash and cash equivalents                                              11,106             9,548
Cash and cash equivalents at beginning of period                                       13,949            10,152
                                                                                      -------          --------
Cash and cash equivalents at end of period                                           $ 25,055          $ 19,700
                                                                                     ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                $     840        $      802
                                                                                    =========        ==========



          See Accompanying Notes to Consolidated Financial Statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 1999 and for the three and nine months ended June 30, 1999 and 1998 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results for the full year.

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

Basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period which were 7,165,263 for both the three and nine month periods ended June 30, 1999 and 8,048,832 and 8,126,746 for the three and nine month periods ended June 30, 1998, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BRT.




Note 2 - Shareholders' Equity - Continued

For the three and nine months ended June 30, 1999 and 1998 diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of BRT's outstanding options using the treasury stock method which aggregated 7,241,882 and 7,202,132 and 8,083,069 and 8,169,639 respectively.

Note 3 - Real Estate Loans

If all loans classified as non-earning were earning interest at their contractual rates for the three and nine months ended June 30, 1998, interest income would have increased by approximately $65,000 and $366,000, respectively. During the three and nine month period ended June 30, 1999 there were no non-interest earning loans.

On May 4, 1999 BRT sold senior participating interest in several real estate loans to a financial institution. These senior participating interests, which were classified as held for sale, were sold at cost which approximated estimated fair value.

Note 4 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. BRT elected early adoption of Statement No. 130 as of October 1, 1997. During the three months ended June 30, 1999, accumulated other comprehensive income, which was solely composed of the net unrealized gain on available-for-sale securities, decreased $224,000 from $224,000 to $-0-. For the nine months ended June 30, 1999 accumulated other comprehensive income decreased $769,000 from $769,000 to $-0- as a result of the sale of the related securities.

Note 5 - Credit Facility

On May 18, 1999 BRT entered into a $45,000,000 revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). It replaces a $25,000,000 facility with Credit Suisse First Boston Mortgage Capital LLC. The agreement with TransAmerica is a revolving facility, which may be used for specific purposes, the primary of which is lending. Borrowings under this facility are secured by specific receivables of BRT and its subsidiary BRT Funding Corp. and the agreement provides that the amount borrowed will not exceed 75% of the value of the collateral. BRT paid a non refundable fee of $337,500 at closing. Interest is charged on the outstanding balance at prime plus 1/2% or under certain circumstances at LIBOR plus 3 1/4%. The facility matures on May 17, 2002. Unused line fees are calculated at 1/8% on the difference between $45,000,000 (the maximum principal debt) and the average amount outstanding. BRT is required to maintain a minimum tangible net worth (as defined) of $70,000,000 and meet certain other covenants, all of which have been met.





Note 6 - Segment Reporting

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

BRT engages in the business of originating and holding for investment senior real estate mortgages, secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property. BRT from time to time, sells senior participating interests in its loans to other institutions. During the quarter ended June 30, 1999 BRT sold $7,860,000 of these loans to a financial institution. Repayments of real estate loans in the amount of $31,995,000 are due during the twelve months ending June 30, 2000, including $3,819,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion which will be extended for a fixed term or on a month to month basis.

On May 18, 1999 BRT entered into a $45,000,000 revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). This facility replaces a $25,000,000 facility with Credit Suisse First Boston Mortgage Capital LLC. The TransAmerica agreement is a revolving facility, which can be used for specific business purposes, the primary of which is lending. Borrowings under the facility are secured by specific receivables of BRT and its subsidiary, BRT Funding and the agreement provides that the amount borrowed will not exceed 75% of the value of the collateral. Interest is charged on the outstanding balance at prime plus 1/2% or under certain circumstances at LIBOR + 3 1/4%. The interest rate at June 30, 1999 was 8.25%. Unused line fees are calculated at 1/8% on the difference between $45,000,000 (the maximum principal debt) and the average amount outstanding. The facility matures on May 17, 2002. The outstanding balance at August 10, 1999 was $373,687.

During the nine months ended June 30, 1999, the Trust generated cash of $3,024,000 from the sale of real estate owned, $19,066,000 from collections from real estate loans and $7,860,000 from the sale of senior participating interest in real estate loans. These funds in addition to cash on hand, were used primarily to fund real estate loan originations of $22,649,000. BRT's cash and cash equivalents were $25,055,000 at June 30, 1999.

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

BRT will satisfy its liquidity needs from cash and liquid investments on hand, interest received on outstanding real estate loans, net cash flow generated from the operation of real estate assets and from time to time the sale of senior participating interests in its loans.

Results of Operations

Interest and fees on real estate loans increased by $432,000 to $1,744,000 for the three months ended June 30, 1999 as compared to $1,312,000 for the corresponding period in 1998. The increase was due to a higher average balance of earning real estate loans outstanding during the quarter. This category also increased by $2,055,000 to $5,770,000 for the nine months ended June 30, 1999 as compared to $3,715,000 for the corresponding period in 1998. This increase was also due to a higher average balance of earning real estate loans outstanding during the current nine month period.

Operating income on real estate owned decreased by $60,000 to $943,000 for the three months ended June 30, 1999 as compared to $1,003,000 for the corresponding period in 1998. During the nine month period ended June 30, 1999 this category decreased $311,000 from $3,106,000 to $2,795,000. The decrease for both periods is primarily due to the reduction of rental income that has resulted from the continued sale of foreclosed properties.

Other revenues, primarily investment income, increased by $13,000 to $237,000 for the three months ended June 30, 1999 as compared to $224,000 for the corresponding period in 1998. This was the result of an increase in the average balance of cash and cash equivalents during the period. This category decreased by $114,000 to $554,000 for the nine months ended June 30, 1999 compared to $668,000 for the corresponding period in 1998. This decrease is the result of decreased interest rates on invested balances.

Interest expense on notes and loans payable increased by $87,000 to $112,000 for the three months ended June 30, 1999 as compared to $25,000 for the corresponding period in 1998. During the nine month period ended June 30, 1999 interest expense increased by $316,000 from $75,000 to $391,000. The increases in both periods is the result of having a higher outstanding balance under its credit facility.

The Advisor's fee increased by $8,000 to $134,000 for the three-month period ended June 30, 1999 as compared to $126,000 for the corresponding period in 1998. For the nine months ended June 30, 1999 the advisor's fees increased by $80,000 to $450,000 from $370,000. These increases were the result of an increase in total invested assets, the basis upon which the fee is calculated.

General and administrative expenses increased by $165,000 to $836,000 for the three months ended June 30, 1999 as compared to $671,000 for the corresponding period in 1998. This category increased by $507,000 to $2,395,000 for the nine months ended June 30, 1999 as compared to $1,888,000 for the corresponding period in 1998. The increases in both periods was primarily the result of increased expenses, primarily salaries, rent and costs associated with BRT's expansion of staff and marketing efforts in order to generate new business.

Operating expenses relating to real estate assets decreased by $85,000 to $526,000 for the three months ended June 30, 1999 as compared to $611,000 for the corresponding period in 1998. This category decreased by $121,000 to $1,707,000 for the nine months ended June 30, 1999 as compared to $1,828,000 for the corresponding period in 1998. These decreases were the result of decreased interest expense on mortgages and a general decrease in operating expenses on BRT's commercial real estate assets.

Amortization and depreciation increased by $12,000 to $98,000 for the three month period ended June 30, 1999 as compared to $86,000 in the corresponding period in 1998. During the nine month period ended June 30, 1999 amortization and depreciation increased $8,000 to $266,000 from $258,000 for the corresponding period in 1998. These increases are the result of amortization of costs associated with the TransAmerica credit facility completed in May 1999.

Net gains on sale of real estate loans and foreclosed properties and available-for-sale investments was $555,000 for the three months ended June 30, 1999 as compared to $1,275,000 for the comparable period in 1998. For the nine month period ended June 30, 1999 net gains on sale of real estate loans and foreclosed properties and available-for-sale investments was $2,972,000 as compared to $5,986,000 for the comparable period in 1998. It is the policy of BRT to offer for sale all foreclosed property at prices that management believes represent fair value.


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



                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

On May 25, 1999 BRT filed an 8-K reporting the consummation and material terms of a $45 million revolving credit facility with TransAmerica Business Credit Corporation that took place on May 18, 1999.

On June 7, 1999 BRT filed an 8-K reporting a filing with the Office of Thrift Supervision to establish a de novo federal savings and loan association.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRT REALTY TRUST
                                   Registrant




August 13, 1999                               /s/ Jeffrey Gould
---------------                               -----------------
Date                                          Jeffrey Gould, President





August 13, 1999                               /s/ George Zweier
---------------                               -----------------
Date                                          George Zweier, Vice President
                                              and Chief Financial Officer