Form 10-K
period 1999-09-30
BRT REALTY TRUST
filed 1999-12-21
CIK 14846

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

                  For the fiscal year ended September 30, 1999

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
      ACT OF 1934
                         Commission file number 1-7172

                                BRT REALTY TRUST
    ---------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

   Massachusetts                                                     13-2755856
   ----------------------------------------------------------------------------
  (State or other jurisdiction                                 (I.R.S. employer
   of incorporation or organization)                         identification no.)

  60 Cutter Mill Road, Great Neck, New York                            11010
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code                 516-466-3100
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

                           Yes  X         No
                               ---           ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of voting stock of the registrant held by non-affiliates was approximately $26,616,000 as of December 1, 1999.

     As of December 1, 1999 the registrant had 7,165,263 Shares of Beneficial interest out-standing, excluding treasury shares.

                      Documents Incorporated By Reference


PART III

Item 10 -    Directors and Executive Officers           To be included in
             of the Registrant                          the Proxy Statement
                                                        to be filed pursuant
Item 11 -    Executive Compensation                     to Regulation 14A
                                                        not later than
Item 12 -    Security Ownership of Certain              January 28, 2000,
             Beneficial Owners and Management           except for information
                                                        concerning executive
Item 13 -    Certain Relationships and Related          officers, which is
             Transactions                               included in Part I.


PART IV - See Item 14.

                                     PART I
Item l.  Business.
         --------
General
-------
         BRT Realty Trust ("BRT") is a real estate investment trust organized in 1972 under the laws of the Commonwealth of Massachusetts. Its primary business activity is to originate and hold for investment for its own account, senior real estate mortgage loans secured by income producing real property and, to a lesser extent, junior real estate mortgage loans secured by income producing real property and senior mortgage loans secured by undeveloped real property. BRT emphasizes loans with terms ranging from six months to three years to persons requiring short term funds, among other reasons, for the acquisition of a property, the purchase (normally at a discount) of a mortgage applicable to a property owned by the borrower, rehabilitating a property or converting a commercial property to residential use. BRT does not finance new construction.

         At September 30, 1999 BRT had $44,682,000 principal amount of loans outstanding, 83% of which were secured by properties located in New York City, Nassau and Suffolk counties.

         The major portion of the mortgage loans originated and held by BRT bear interest at a floating rate related to the prime rate. The interest rate adjusts when the prime rate changes. Since borrowings BRT makes under its outstanding Credit Agreement (discussed below under the caption "Investment Policy") are related to prime or Libor, BRT minimizes interest rate fluctuation risks. Interest on mortgage loans held by BRT is payable monthly and BRT usually holds escrows, also paid monthly, for real estate taxes. BRT receives an origination fee on all mortgage loans it originates and an extension fee in connection with the extension of most loans. These fees are paid at the time a loan is funded or extended. Origination and extension fees are taken into income over the life of the commitment and/or the loan. If a loan is not taken by the borrower, the fee is recognized at the expiration of the commitment. A non-refundable processing fee is received on substantially all commitments.

         Commencing in April 1998, BRT, through BRT Funding Corp. (a wholly-owned subsidiary), started originating longer term senior real estate mortgage loans secured by income producing real property, primarily multi-family properties. These loans provide for a fixed rate of interest, have an initial five-year term and provide for amortization of principal over 20 to 25 years. The borrower is usually afforded the option to extend the loan for an additional five years at a market rate of interest. BRT Funding Corp. receives an origination fee and an additional fee if the loan is extended. In 1999 BRT Funding Corp. sold to a banking institution, at par, senior participations in $9,399,000 principal amount of loans originated by it (47% of the principal amount of loans originated by BRT Funding Corp. on the date the sale was consummated), with BRT Funding Corp. retaining a junior participation in the loans sold. The senior participant acquired, at par, between 70% and 90% of the face value of each loan, with BRT Funding Corp. retaining between 10% and 30%. The interest rate paid to the institution acquiring the senior participation is somewhat less than the interest rate provided for in the applicable loan documents, thereby enhancing the return on the retained junior position. However, since the junior position is subordinate to the payment in full of the senior position, it is a riskier investment and in the event of a default under the mortgage, the Trust will have to determine if it will protect its position by paying out the senior portion and in the event of a default it may lose all or part of its investment. As of September 30, 1999, the Trust held $1,520,000 principal amount of junior participations in loans originated by BRT Funding Corp., all of which are performing at September 30, 1999. In view of the highly competitive market for this conventional lending activity, BRT Funding Corp. has not been active in this market since December 1998, but if competitive conditions change it may once again seek this type of business.

         At September 30, 1999 BRT's mortgage portfolio consisted of 46 mortgage loans totaling $43,301,000 in aggregate principal amount (net of allowances of $1,381,000), representing 51% of BRT's total assets. At September 30, 1999 all outstanding loans were earning interest. Of the principal amount of loans outstanding at September 30, 1999, 95% represented first mortgage loans and 5% represented second mortgage and wrap-around loans and junior participations in loans originated by BRT Funding Corp. All of the mortgage loans originated by BRT in the year ended September 30, 1999 were first mortgage loans.

         In the year ended September 30, 1999, in addition to originating mortgage loans, BRT was engaged in managing its loan portfolio, supervising and maintaining real estate owned by BRT (real estate acquired by BRT in foreclosure actions or by deed in lieu of foreclosure) and leasing and selling real estate owned. Approximately, 8% of BRT's total assets at year ended September 30, 1999 or an aggregate of $6,416,000 (after valuation allowances) was represented by real estate assets. Approximately 18% of BRT's net investment assets (either real estate loans or real estate assets) related to cooperative apartments at September 30, 1999.

         At September 30, 1999 approximately 34% of BRT's total assets was represented by cash and cash equivalents. In fiscal 1999, particularly the later half of the year, the Trust experienced an increased level of competition in mortgage lending activities. The competition was primarily in terms of rate and in the amounts lenders were willing to lend vis-a-vis the underlying value of the real estate (loan to value ratio). The Trust, adhering to its underwriting policies and procedures, originated approximately the same principal amount of new loans in fiscal 1999 ($25,182,000) as there were principal repayments ($25,561,000). As a result of this factor and cash generated during the year from the sale of loans, securities and real property, the Trust has $28,757,000 of cash and cash equivalents available for its lending activities at September 30, 1999 without use of the credit facility.

         With respect to real estate which BRT has taken back in foreclosure or deed in lieu thereof, it is BRT's policy to offer for sale all such real estate at prices which management believes represents fair value in the geographic area in which the property is located. If BRT's management determines that it will not, in the near term, be able to sell a specific parcel of real estate at an acceptable price, management may seek first mortgage financing secured by that specific parcel of real estate. In many instances in the past number of years, BRT, through an independent contractor, has caused a property to be renovated, engaged in leasing activities, negotiated and completed the sale of real estate owned, (if the selling price is deemed acceptable by management) and provided purchase money financing in order to facilitate the sale of real estate owned. Because of the favorable real estate and mortgage market, BRT did not have to provide purchase money mortgage financing in fiscal 1999 to facilitate property sales.

         In the year ended September 30, 1999 BRT disposed of real estate, other than cooperative apartments, having an aggregate net book value of $11,886,000, for an aggregate consideration of $14,547,000 resulting in a gain on sale of $2,661,000. During the year ended September 30, 1999 BRT sold shares (and assigned the related proprietary leases) in cooperative apartments resulting in net proceeds of approximately $3,180,000 resulting in a gain on sale of $1,313,000. Prior to the year ended September 30, 1999, the Trust provided purchase money financing to facilitate the sale of cooperative apartments. In the fiscal year ending September 30, 1998 BRT sold to an unrelated lending institution, on a non-recourse basis, its portfolio of mortgages receivable taken back in connection with the sale of cooperative apartments ($1,542,000 principal amount), but no such mortgages were provided in the fiscal year ended September 30, 1999 due to the favorable market for selling cooperative apartments in the New York metropolitan area, where substantially all apartments owned are located, and a favorable mortgage lending environment.

Investment Policy
-----------------
         BRT's investment policy emphasizes short-term senior real estate mortgage loans secured by first liens on income producing real property. Commencing in April, 1998, BRT expanded its investment policy by originating "conventional" senior real estate loans secured by income producing real property, primarily multi-family residential properties. In April 1999, approximately 47% of BRT's "conventional" senior real estate loan portfolio was sold at par, on a senior/junior basis to another institution (the Trust retained the junior portion in each instance) and in view of significant competition in this type of lending (as it relates primarily to interest rates and loan to value ratios), the Trust ceased to be active in this lending activity in December 1998.

           From time-to-time, BRT will make a junior real estate loan secured by income producing real property and senior real estate mortgage loans secured by undeveloped real property. Junior mortgage loans are subordinate to one or more prior liens. Junior mortgage loans may be wrap-around loans which are subject to prior underlying mortgage indebtedness. In the case of a wrap-around mortgage loan, the principal amount on which interest payable is calculated is the outstanding balance under the prior existing mortgage loan plus the amount actually advanced under the wrap-around loan. The terms of a wrap-around loan normally require that a borrower make principal and interest payments directly to BRT and BRT in turn pays the holder of the prior mortgage loan. It is not the present intent of BRT's management to cause BRT to invest in any mortgages secured by property located outside the United States and Puerto Rico.

         The Trust, from time to time, has originated a participating mortgage loan. A participating mortgage loan provides for a floating interest rate which is somewhat less than the rate charged by the Trust on short term mortgages, will be for a longer term (normally five years), and will provide for the Trust to participate in the incremental value of the property securing the loan either at the time of sale, refinancing or at maturity. A participating loan will usually be a first mortgage loan. In the current fiscal year, the Trust intends to become more active in seeking to originate participating mortgage loans. There were no participating mortgage loans outstanding at September 30, 1999.

         BRT has no fixed policy or limitation upon the amount or percentage of its assets which it may invest in a single mortgage loan. However, as a general business guideline, BRT does not generally make loans to one borrower where the amount involved exceeds 10% of BRT's total assets. During the year ended September 30, 1999 the average loan originated was approximately $1,259,000 and the largest loan originated was $ 3,000,000.

         Loan approvals are based on a review of a loan application that is prepared and submitted by the borrower, site visits to the property by at least one of the officers of BRT or BRT Funding Corp., a title review of the underlying property, in-house property appraisals, a review of the financial statements of a prospective borrower, an engineering inspection, a Phase I environmental report, and final approval by a loan committee made up of executive officers of BRT. BRT does not require a property appraisal by an independent appraiser.

         The Trust uses its own capital for investing in mortgage loans. In addition, it has arranged for a credit facility to make funds available for real estate mortgage lending. In May, 1999 the Trust entered into a revolving credit agreement ("Credit Agreement") with TransAmerica Business Credit Corporation ("TransAmerica"), which provides that the Trust may borrow a maximum of $45,000,000 on a revolving basis (funds can be borrowed, repaid and borrowed again). The credit facility matures May 18, 2002. The Trust pays a fee ("unused fee") to TransAmerica of .125% per annum, payable monthly, on the difference between the loan balance and the maximum loan amount of $45,000,000. Borrowings under the Credit Agreement bear interest at either Libor plus 3.25% or prime plus .50%, adjusted monthly. Subject to certain timing and size requirements the Trust can choose between the two interest rates. The loan is collateralized by specific receivables and the Trust's equity in specific real property. The loan amount can never exceed 80% of approved collateral. The Trust, can substitute collateral for pledged collateral. The Trust is required to maintain a $70,000,000 tangible net worth (as defined) and it cannot permit the interest coverage ratio (net income plus interest expense to interest expense) to be less than 1.75:1.00 over specified periods. The Credit Agreement contains additional affirmative and negative covenants, all of which have been and continue to be met. As at September 30, 1999 there was $331,000 outstanding under the Credit Agreement.

         The mortgage loans which BRT originates are not ordinarily insured. BRT will obtain a guarantee or "walk-away guarantee" from the principal or principals of the borrower for most loans originated. A "walk-away guarantee" provides in substance that the guarantee of the guarantor terminates if the borrower conveys the property to BRT, provided that at the time of conveyance interest and amortization payments to BRT are current, real estate taxes are current and outstanding bills related to the property's operations are current. The "walk-away guarantee" is intended to provide an incentive to the principal of a borrower to deed a property to BRT, thereby eliminating the need for a foreclosure, in situations in which the borrower is not financially able or capable of operating the property and runs the risk of losing the property in a foreclosure.

         In the event of a default by the borrower on a mortgage loan, BRT will have to foreclose the mortgage or protect its investment through negotiations with the borrower and or other interested parties which may involve further cash outlays. During a mortgage foreclosure proceeding BRT will usually not receive interest payments under its mortgage. Foreclosure proceedings in certain jurisdictions, including New York State, can take a considerable period of time (up to two years in many instances). In addition, if the borrower files for protection under the federal bankruptcy laws during the foreclosure process, delays may be greater than two years. In the usual foreclosure proceeding, BRT will seek to have a receiver appointed by the Court to preserve the rental income stream and provide for the maintenance of the property. At the conclusion of the foreclosure process (after the property is sold at auction to a third party purchaser or acquired by BRT) the amounts collected by the receiver, less costs and expenses of operating the property and the receiver's fees, are paid over to BRT. During the year ended September 30, 1999 there were no foreclosure proceedings commenced or pending.

         The mortgages owned by BRT may in certain circumstances be subordinate to mechanics' liens or governmental liens and in instances in which BRT invests in junior mortgage loans, sells senior participations in loans (retaining the junior portion) or invests in wrap-around loans the mortgages securing BRT's loans are subordinate to the liens of senior mortgages or senior participations. At September 30, 1999 approximately 8% of BRT's real estate mortgages were represented by junior mortgages, junior participations or wrap-around mortgage loans. In the event the underlying asset value is not sufficient to satisfy both the senior and junior lienholder, the junior lienholder could lose all or a portion of its investment. In certain cases, BRT may find it advisable to make additional payments in order to maintain the current status of prior liens or to discharge them entirely or to make working capital advances to support current operations. It is possible that the total amount which may be recovered in cases in which BRT holds a junior lien or participation may be less than its total investment less allowances for possible losses.

Current Loan Status
-------------------
         As of September 30, 1999 BRT had 46 mortgage loans in its mortgage portfolio, totaling $44,682,000 in aggregate principal amount and $43,301,000 after allowances for possible losses. During the year ended September 30, 1999 $25,182,000 of mortgage loans were originated, $25,561,000 of outstanding loans were repaid and $7,860,000 principal amount of outstanding loans were sold at par. The three largest mortgage loans outstanding, at September 30, 1999 represent 3.5%, 3.1%, and 2.7%, respectively of the BRT's total assets. No other mortgage loan accounted for more than 2.6% of BRT's total assets at September 30, 1999.

         Information regarding BRT's mortgage loans outstanding at September 30, 1999:

                                                                      Prior          No. of
                                                         Total(1)     Liens          Loans
                                                         --------     -----          -----
                                                               (Amounts in thousands)

First Mortgage Loans:
Long-term:
   Residential                                          $ 2,337      $      -           9
   Shopping centers                                       4,835             -           5
   Office building                                        1,068             -           1
Short-term (five years or less):
   Shopping centers/retail                                3,554             -           4
   Industrial  buildings                                  5,728             -           3
   Office buildings                                       8,419             -           5
   Residential (multiple family units)                   13,770             -          14
   Hotel                                                  2,724             -           2
Miscellaneous                                               212             -           2
Second Mortgage Loans
   and wraparound mortgages                               2,035           313           1
                                                      ---------      --------    --------

                                                        $44,682        $  313          46
                                                        =======        ======          ==

         (1) All loans outstanding at September 30, 1999 were earning interest.

         At the year ended September 30, 1999 BRT had an allowance for possible losses on its real estate mortgage loans of $1,381,000 compared to an allowance of $2,041,000 at September 30, 1998. In determining the allowance for possible loan losses, BRT takes into account numerous factors including a market evaluation of the underlying collateral, the underlying property's estimated cash flow during the projected holding period and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less estimated selling costs. BRT also takes into account the extent of liquidity in the real estate industry, particularly in the New York metropolitan area, where approximately 83% of the portfolio is located. Management reviews the loan portfolio on a quarterly basis to determine if allowances are needed.

         When a mortgage loan is in default, BRT may acquire the underlying property through foreclosure or may take other legal action as is necessary to protect its investment. In negotiated workouts BRT seeks to acquire title to a property and in certain cases affords the borrower the opportunity to reacquire the property at a fixed price over a specified period of time.

Real Estate Assets
------------------
         The only significant real property owned by BRT during the year ended September 30, 1999 (significant meaning a property with a book value amounting to 10% or more of total assets) was an office center and retail mall located in Dover, Delaware. The Company contributed this property to a limited liability company, effective September 1, 1999, after receiving a distribution of $4,620,000 from the other member. Accordingly, the Trust's net investment in this property results in it no longer being deemed a significant property at September 30, 1999.

         The property is a 474,000 square foot enclosed facility (formerly a shopping mall) containing a combination of both office and retail space located on approximately 58 acres. The total site owned contains approximately 90 acres. The property is located on Route 113, approximately two miles from the Delaware state capital complex. In addition to the enclosed facility there are five free standing buildings on the property containing approximately 55,000 square feet of rentable space. The property was converted by the Trust to an office complex with the two former "anchor" retail locations converted and redeveloped to office space for a major insurance company and a major bank; a 10 year lease expiring December 31, 2004 (with options to renew totaling ten years) was entered into with a major insurance company for approximately 68,613 square feet of space, and a 10 year lease expiring March 31, 2005 (with options to renew totaling ten years) was entered into with a major bank for 79,000 square feet of space. Each of the two tenants at the "anchor" locations has an option to expand its space and a right to early termination. If the insurance company exercises its early termination right, which it can do at any time, it must pay an amount equal to the rentals due to the lease expiration date, discounted to present value. The bank has an early termination right, during its sixth lease year. If the bank exercises its early termination right, it must pay a specified termination fee. No other tenant occupies ten percent or more of the rentable space at this facility. Tenants occupying outparcels at the property include an automotive center, a day care center, the Delaware National Guard and a credit union. There is no major retail tenant at the property.

         On October 15, 1999, effective September 1, 1999, the Trust and a subsidiary of KIMCO Realty, Inc. ("KIMCO"), entered into a limited liability company venture ("LLC") to develop the Trust's 90 acres (which includes 32 acres of undeveloped land) and 40 acres contiguous to the Trust's property, which the LLC, through KIMCO, has an option to purchase. The activities of the LLC will be to continue to lease the existing structures as office space and to develop the underdeveloped acreage as a retail center. As part of the organization of the LLC, KIMCO funded the LLC with $4,620,000, which was then distributed to the Trust's subsidiary (which owned fee title to the 90 acre site) for its contribution of the property to the LLC. Any requirements for funding of the LLC, over and above borrowings, will be made equally by BRT and KIMCO on a voluntary basis and all profits, losses and cash distributions will be shared equally by the Trust and KIMCO. KIMCO, through a KIMCO subsidiary, will be the managing member of the LLC. There have been no retail development activities at this site since the commencement of the LLC. The activities of the LLC to date have been operation and leasing of the existing facilities and feasibility studies related to the retail development of the property and the adjoining parcel (i.e. environmental studies, surveys, zoning evaluation, etc.).

         In the opinion of management the property is adequately covered by insurance.

         The occupancy rate of this property (including the five free standing buildings) since BRT acquired title in October 1993 and the effective annual rental per square foot is as follows:

            Fiscal Year End                            Base Rental Per
            September 30,         Occupancy Rate     Square Foot Occupied
            -------------         --------------     --------------------
                1994                   38%                   $5.07
                1995                   53%                   $5.08
                1996                   63%                   $6.38
                1997                   66%                   $5.61
                1998                   63%                   $6.56
                1999                   68%                   $6.63

         The schedule of lease expirations for each of the next ten fiscal years for this property (including the five outparcels) is as follows:


Fiscal Year Ended         # of Tenants Whose         Total Area         Annual Base      % of Gross Annual
  September 30,             Leases Expire*            Covered              Rental           Base Rental
  -------------             --------------            -------              ------           -----------


      2000                         27                   89,629             638,848              31.1
      2001                          4                   12,025             229,137              11.1
      2002                          2                    3,700              29,600               1.4
      2003                          5                   35,409             248,984              12.1
      2004                          1                    4,500              54,000               2.6
      2005                          2                  147,613             699,589              34.0
      2006                          0                        -                   -                 -
      2007                          0                        -                   -                 -
      2008                          0                        -                   -                 -
      2009                          0                        -                   -                 -

         *All information provided assumes that the two major anchor tenants who occupy a total of 147,613 square feet do not exercise their right to terminate prior to lease expiration. The fiscal year ended September 30, 2000 includes all month to month tenants and tenants occupying space under short term leases. BRT has converted many tenants to month to month tenancies and entered into short term leases to provide it with the flexibility to assemble large blocks of space for larger users of space.

         The realty tax rate in Dover is based on applying four mil rates to the assessed valuation. Real estate taxes with respect to this property were $157,000 for the last tax year.

         In July 1995 two separate but related loans aggregating $9,250,000 were closed with respect to this property; one loan in the original principal amount of $6,000,000 is collateralized by a first mortgage on the building occupied by the insurance company and the other loan in the original principal amount of $3,250,000 is collateralized by the building leased to the bank. Both loans are cross collateralized and are secured by a mortgage on the balance of the enclosed portion of the property. The loans mature on July 1, 2005, provide for a fixed interest rate of 8.07% and provide an amortization schedule intended to fully amortize the loans over the ten year period. The principal balance due on these mortgages at September 30, 1999 was $6,757,000. This mortgage loan may be prepaid, in full or in part at any time provided that a prepayment premium calculated to give the Lender a specified yield to maturity (discounted to present value) is paid. The LLC will be responsible for complying with these mortgages.

         The following sets forth information concerning other real estate owned by BRT (such real estate not being significant) as of September 30, 1999:

         Rock Springs, Wyoming
         ---------------------
          A 151,105 square foot shopping center, consisting of 138,191 square feet of retail space (30 retail stores), 12,914 square feet of office space, a free standing restaurant and a free standing kiosk. BRT holds a leasehold interest in this property. This property is no longer encumbered by mortgage debt, with the Trust having prepaid the mortgage on this property in November, 1999. The retail space was 97% occupied and the office space was 77% occupied at September 30, 1999.

         Cooperative Apartment Units
         ---------------------------
         At September 30, 1999, BRT owned 64 cooperative apartment units having a book value of $16,000 in 3 separate projects: one containing 61 units located in Manhattan, 2 units located in Nassau County and 1 unit located in Suffolk County, New York. During the year ended September 30, 1999 the sales market for cooperative units in the New York metropolitan area was positive. BRT sold 43 cooperative apartment units in the year ending September 30, 1999. Cooperative apartment units owned by the Trust which are subject to New York City "rent control" or "rent stabilization" laws and regulations are leased pursuant to such laws and regulations until they are available for sale, and "market" units are leased for terms of 1 to 2 years, with a selective number of market units being held vacant for sale. At September 30, 1999, 92% of the cooperative apartment units owned by BRT were occupied.

Competition
-----------

         With respect to it's real estate lending activities, BRT competes for acceptable investments with other REITs, commercial banks, savings and loan associations, conduits, pension funds and mortgage banking firms. Competition for mortgage loans, particularly conventional mortgages secured by multi-family residential properties, is highly competitive, with lenders competing on rate, fees, amounts committed, term and service. Due to the competitive nature of the lending market in 1999 and the policy of BRT to consistently apply its underwriting standards and procedures to the loans it makes, the repayment of outstanding loans in fiscal 1999 exceeded by $379,000 the principal amount of loans originated in fiscal 1999.

          With respect to real estate acquired by foreclosure and held for sale, BRT competes for tenants and potential purchasers of such properties with owners of comparable real property in the areas in which the properties are located. With respect to the cooperative units owned by BRT, there is a great deal of competition for purchasers and, pending the sale of cooperative units, substantially all the units are offered for rental for terms up to two years, although it is noted that the market for sale of cooperative apartment units improved significantly in 1998 and 1999. At present, the apartment rental market in the areas in which BRT owns cooperative apartments is satisfactory.

Employees
---------

         BRT has 10 full-time employees, of which 4 are engaged primarily in loan origination activities. In addition, BRT has entered into an agreement with REIT Management Corp. pursuant to which REIT Management Corp. acts as its advisor. At the present time, REIT Management, subject to supervision of BRT's Board of Trustees, administers BRT's portfolio of mortgages receivables, engages in negotiations in workout situations with respect to non-earning and delinquent loans and supervises and provides support services in litigation activities.
REIT Management Corp. also supervises the maintenance, leasing, sale and/or financing of real estate owned by BRT. In addition, REIT Management Corp.
participates in originating, investigating and evaluating investment opportunities. Reference is made to BRT's Proxy Statement to be filed pursuant to Regulation 14A for information concerning the amount and method of computing REIT Management Corp.'s fee.

         In the years ended September 30, 1999 and 1998, BRT engaged entities, including entities affiliated with REIT Management Corp., to manage properties acquired by BRT in foreclosure or deed in lieu of foreclosure. The management services include, among other things, rent billing and collection, accounting, maintenance, contractor negotiation, construction management, sales, leasing and mortgage brokerage. In management's judgment the fees paid to REIT Management Corp. and entities affiliated with REIT Management Corp. are competitive with or less than fees that would be charged for comparable services by unrelated entities. The real estate management services provided diminished significantly from the fiscal year ended September 30, 1998 to the fiscal year ended September 30, 1999 as BRT disposed of properties and cooperative apartments acquired in foreclosure or by deed in lieu of foreclosure.

                        EXECUTIVE OFFICERS OF REGISTRANT
                        --------------------------------

      The following sets forth the executive officers of BRT. The business history of officers who are also Trustees will be provided in BRT's proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2000.

Name                                               Office
----                                               ------

Fredric H. Gould (*)                    Chairman of the Board and
                                          Chief Executive Officer

Jeffrey A. Gould (*)                    President and Chief Operating Officer

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

Israel Rosenzweig                       Vice President

Seth Kobay                              Vice President; Treasurer

         (*)Fredric H. Gould is Jeffrey A. and Matthew J. Gould's father.


         Simeon Brinberg (age 66), has been Secretary of BRT since February, 1983 and Senior Vice President since November, 1988. From 1961 to September, 1988 he was a partner in the law firm of Bachner, Tally, Polevoy, Misher & Brinberg and its predecessor. In October, 1988 Mr. Brinberg became a Vice President of BRT and a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. In June, 1989 he became a Vice President of One Liberty Properties, Inc., a real estate investment trust engaged in the ownership of "net leased" real property. Mr. Brinberg is a director of CK Witco Corporation.

         Eugene J.  Keely  (age 64) has been a Vice  President  of BRT since May
1983.

     Matthew J. Gould (age 40) was President of One Liberty Properties, Inc. from June, 1989 to December 1999. In December 1999 he became a Director and Senior Vice President of One Liberty Properties, Inc. He has been a Vice President of BRT since 1986 and became a Senior Vice President in March 1993. He has been President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P. since March 1996 and since December 1999 he is devoting a substantial portion of his business time to the business of Gould Investors L.P. In addition, Mr. Gould has been a Vice President of REIT Management Corp., BRT's advisor, since 1986, and a Vice President of Majestic Property Management Corp. and related entities engaged in real property management and leasing since 1986.

     David W. Kalish (age 52) was Vice President and Chief Financial Officer of BRT from June, 1990 until August, 1998. Since August, 1998, Mr. Kalish has been Senior Vice President, Finance of BRT. He has also been Vice President and Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June, 1990. For more than five years prior to June, 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company, and its predecessors.

         George E. Zweier (age 35) has been employed by BRT since June 1998 and was elected Vice President, Chief Financial Officer in August, 1998. For approximately five years prior to joining BRT, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo - Mitsubishi Limited, in New York and for more than five years prior thereto he was an accounting and audit officer with the Dime Savings Bank of New York, Uniondale, New York.

     Mark H. Lundy (age 37) has been a Vice President of BRT since 1993. He has been Secretary of One Liberty Properties, Inc. since June, 1993 and a Vice President of Georgetown Partners, Inc. since July, 1990. Mr. Lundy is a member of the bars of New York and Washington, D.C.

     Israel Rosenzweig (age 52) has been President of BRT Funding Corp. since its organization in April, 1998 and a Senior Vice President of BRT since April, 1998. He has been a Vice President of Georgetown Partners, Inc. and One Liberty Properties, Inc. since May, 1997. From December 1993 to April 1997 Mr.
Rosenzweig was Executive Vice President and a Director of Bankers Federal FSB which was acquired by Dime Savings Bank in April, 1997. He is a Director of Nautica Enterprises, Inc.

    Seth Kobay (age 45) has been Vice President and Treasurer of BRT since March 1994. In addition, Mr. Kobay, a certified public accountant, has been the Vice President of Operations of Georgetown Partners, Inc. for more than the past five years.

Item 2.  Properties.
         ----------
         BRT's executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where it currently occupies approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities and an additional 1,762 square feet at 60 Cutter Mill Road is occupied by BRT Funding Corp., BRT's wholly-owned subsidiary. The building is owned by an affiliate of Gould Investors L.P. BRT contributed
$58,000 to the annual rent of $293,000 paid by Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc., and related entities in the year ended September 30, 1999 and paid direct rental of $60,000 on the additional 1,762 square feet occupied by BRT Funding Corp.

         For a description of real estate  acquired by BRT in  foreclosure,  see
Item 1, Business; Real Estate Assets.

Item 3.  Legal Proceedings.
         -----------------
         BRT is not a defendant in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         There were no matters submitted during the fourth quarter of the year ended September 30, 1999 to a vote of BRT's security holders.

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

         Fiscal Year Ended September 30,             High              Low
         -------------------------------             ----              ---

         1999

         First Quarter                              6 1/8             5 7/8
         Second Quarter                             7                 6
         Third Quarter                              8 3/8             6 7/8
         Fourth Quarter                             8 3/4             7 13/16

         1998

         First Quarter                              9 1/8             7 11/16
         Second Quarter                             8 5/8             7 5/8
         Third Quarter                              7 7/8             6 13/16
         Fourth Quarter                             8 3/8             5 13/16

         As of December 1, 1999 there were approximately 1,206 holders of record of BRT's Beneficial Shares.

         BRT did not declare any cash distributions to common shareholders during the years ended September 30, 1998 and 1999.

         BRT qualifies as a real estate investment trust for Federal income tax purposes. In order to maintain that status, it is required to distribute to its shareholders at least 95% of its annual taxable income. Management believes that as a result of accumulated tax losses BRT will not be required to make cash distributions to maintain its real estate investment trust status until its accumulated tax losses have been fully used or shall expire. Accumulated tax losses were $20,835,000 at December 31, 1998 and are projected to be approximately $9,800,000 at December 31, 1999. The accumulated tax losses begin to expire in 2006. The resumption of cash distributions and the amount and timing of future distributions, if any, will be at the discretion of the Board of Trustees and will depend upon BRT's financial condition, earnings, business plan, cash flow and other factors. The credit agreement with TransAmerica provides that the Trust may pay cash distributions to the extent necessary to maintain its status as an entity taxed as a real estate investment trust for federal income taxes provided the Trust is not in monetary default under the Credit Agreement or any other indebtedness.

Item 6.  Selected Financial Information

         The following table, not covered by the report of the independent auditors, sets forth selected historical financial data of BRT for each of the fiscal periods in the five years ended September 30, 1999. This table should be read in conjunction with the detailed information and financial statements of BRT appearing elsewhere herein.


                                                                       Fiscal Years Ended
                                                                          September 30,
                                             1999             1998          1997             1996          1995
                                            -----             ----          ----             ----          ----
                                                       (In thousands, except for per share amounts)


Operating statement data:
Total revenues                               $12,173         $10,197        $17,155         $13,556       $16,637
Provision for possible
 loan losses                                       -               -              -               -         1,010
Provision for
 valuation adjustment                              -               -              -               -           178
Income (loss) before
  gain on sale of  real estate loans
  and foreclosed  properties and
  available-for-sale securities                5,058           4,241          6,646           1,776          (522)
Net income                                    11,646          13,588          7,333           2,246         2,974
Calculation of net income
   applicable to common
   shareholders:
Net income                                    11,646          13,588          7,333           2,246         2,974
Less: distributions
   on preferred shares                             -               -              -             203           270
Net income
   applicable to common
   shareholders                               11,646          13,588          7,333           2,043         2,704
Income per
   beneficial share:
   Basic                                        1.63             1.72           .86             .26           .37
   Diluted                                      1.61             1.71           .86             .26           .35
Balance sheet data:
Total assets                                  84,609          85,810         80,315          89,613       104,515
Earning real
   estate loans (1)                           44,682          51,175         40,030          32,813        43,456
Non-earning real
   estate loans (1)                                -               -          3,835           5,905         7,154
Real estate assets (1)                         6,765          17,235         24,706          48,438        53,389
Notes payable-credit
   facility                                      331           5,500              -               -        22,900
Loans and mortgages
    Payable                                      841           8,494         11,562          25,391        20,756
Shareholders' equity                          80,624          69,747         66,537          60,892        57,728

(1) Earning and non-earning loans and real estate owned are presented without deduction of the related allowance for possible losses or valuation allowance.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------

         of Operations
         -------------

Liquidity and Capital Resources
-------------------------------
            BRT engages in the business of originating and holding for investment senior real estate mortgages, secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property and senior mortgage loans secured by unimproved real property. It's investment policy emphasizes short-term mortgage loans. It also has originated longer term senior real estate mortgages secured by multifamily apartment properties. In the fiscal year ending September 30, 1999 it sold, at par, senior participations in a portion of these longer term mortgage loans to an institution, retaining a junior participation in these loans in its portfolio. Repayments of real estate loans in the amount of $28,559,000 are due during the twelve months ending September 30, 2000, including $3,369,000 of which is due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

            In May 1999 the Trust entered into a $45,000,000 credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). The facility, a revolving credit facility, permits the Trust to borrow, repay and borrow again. Interest is charged on the outstanding principal balance at the lower of prime plus .50% or Libor plus 3 1/4% adjusted monthly and matures on May 18, 2002. The Trust can use funds borrowed under this facility to originate and acquire mortgage loans and for ongoing working capital. Borrowings under the credit facility are secured by approved receivables and real estate assets held by the Trust, and the credit agreement provides that the loan amount will never exceed 80% of approved collateral. There was $331,000 outstanding under the credit facility at September 30, 1999.

            During the twelve months ended September 30, 1999, BRT generated cash of $5,904,000 from operating activities, $3,907,000 from the sale of real estate owned, $25,561,000 from collections from real estate loans, $7,860,000 from the sale of loan participations and $3,463,000 from the sale of securities. These funds in addition to cash on hand, were used primarily to fund real estate loans of $25,182,000, to paydown mortgages payable on real estate of $896,000 and to paydown the credit facility by $5,169,000. In the year ended September 30, 1999, repayment of the principal amount due on outstanding loans exceeded new originations by $379,000. As a result, the Trust retained the cash generated from the sale of real estate loans, securities and real properties and at September 30, 1999 it had $28,757,000 of cash and cash investments on hand and only $331,000 outstanding under its credit facility.

            Management believes there will be no effect on BRT's liquidity relating to the year 2000 issue because during the last quarter of the 1997 fiscal year BRT acquired computer hardware and software to process its accounting and real estate management information. The computer software is capable of handling all issues relating to the year 2000. BRT has also reviewed the impact of the failure of its tenants or suppliers to be year 2000 compliant. Based upon its review and the nature of BRT's business, the inability of its tenants and/or suppliers to be year 2000 compliant will not have a material, adverse effect on BRT's business.

            BRT will satisfy its liquidity needs in the year ending September 30, 2000 from cash and cash investments on hand, the credit facility with TransAmerica, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations
---------------------

1999 vs. 1998
-------------

            Interest and fees on real estate loans increased to $7,283,000 for the year ended September 30, 1999 as compared to $5,267,000 for the year ended September 30, 1998. The increase of $2,016,000 was primarily the result of interest and fees earned on the origination of new loans and the full effect of loans originated at the end of the prior fiscal year.

            Operating income on real estate assets decreased from $4,104,000 for the year ended September 30, 1998 to $3,425,000 for the year ended September 30, 1999, a decline of $679,000. This decrease was the result of the loss of rental income upon the sale of properties during the fiscal year. During the year BRT sold one real estate property and contributed another to a LLC. BRT also sold its portfolio of purchase money mortgages at the end of fiscal 1998. This sale resulted in a decrease of interest income in fiscal 1999 of $101,000.

            The 1999 fiscal year was favorably affected by revenues of $660,000 recognized from the recovery of previously provided allowances and write offs. This allowance was related to a loan that paid off in full in the current year. There were no comparable revenue items in 1998.

     Other revenues, primarily investment income, decreased slightly to $805,000 for the year ended September 30, 1999 from $826,000 for the year ended September 30, 1998. The decline was the result of decreased dividends received in 1999 from securities which were sold and a small operating loss on an investment owned by a limited liability company in which the Trust is a member. Most of this decline was offset by increased interest income from higher outstanding cash balances throughout the year.

            Interest expense on notes and loans payable increased by $243,000 from $177,000 for the year ended September 30, 1998 to $420,000 for fiscal 1999. This increase was a direct result of a higher average outstanding balances under the credit facility during 1999 and fees paid on unused balances.

            The Advisor's fee increased to $571,000 for fiscal 1999 from $519,000 for fiscal 1998 as a result of an increase in average total invested assets, the basis upon which the advisory fee is calculated.

            General and administrative expenses increased by $705,000 from $2,529,000 for the fiscal year ended September 30, 1998 to $3,234,000 for the fiscal year ended September 30, 1999. This increase was caused by increased legal and accounting expenses incurred in connection with the potential acquisition and/or start up of a financial institution and an increase in salary and related expenses, caused by increased staffing levels during the current fiscal year.

            Other taxes increased to $386,000 in the year ended September 30, 1999 from zero in the year ended September 30, 1997. This is a result of the payment of required federal alternative minimum tax.

            Operating expenses relating to real estate assets decreased to $2,137,000 for fiscal 1999 from $2,374,000 for the fiscal year ended September 30, 1998 a decrease of $237,000. This decrease was a result of the sale of foreclosed properties during the 1999 fiscal year.

            Gain on sale of foreclosed properties and mortgage loans for fiscal 1999 was $5,719,000 as compared to $8,090,000 during fiscal 1998. It is the policy of BRT to offer for sale all foreclosed property at prices which management believes represents fair value in the geographic area in which the property is located. Gain on sale of available-for-sale securities was $869,000 for fiscal 1999. During the fiscal year ended September 30, 1998 gains on sale of available-for-sale securities was $1,257,000.

1998 vs. 1997
-------------

            Interest and fees on real estate loans increased to $5,267,000 for the year ended September 30, 1998 as compared to $4,877,000 for the year ended September 30, 1997. The increase of $390,000 was a result of interest earned on the origination of new loans and an increase in fees generated on these new loans. Payoffs and paydowns of various earning real estate loans offset these increases.

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

            General and administrative expenses increased by $273,000 from $2,256,000 for the fiscal year ended September 30, 1997 to $2,529,000 for the fiscal year ended September 30, 1998. This increase is primarily the result of expenses incurred in the operations of the new subsidiary, BRT Funding Corp., primarily salaries for new employees commencing in April, 1998.

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

Item 7A - Market Risk Disclosure
          ----------------------
         BRT has considered the effects of derivatives and exposures to market risk relating to interest rate, foreign currency exchange rate, commodity price and equity price risk. BRT has assessed the market risk for its variable rate debt and variable rate mortgage receivables and believes that a one percent change in interest rates would have approximately $350,000 effect on income before taxes.


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

                                    PART III

     Items 10, 11, 12 and 13 will be included in BRT's proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2000.

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

              3(c). Second Amendment to Second Amended and Restated Declaration of BRT dated March 2, 1987. Incorporated by reference to the BRT's Registration Statement on Form S-2 (No.33-11072).

              3(d). Third Amendment to Second Amended and Restated Declaration of BRT dated March 2, 1988. Incorporated by reference to Exhibit 3D to Form 10-K for the year ended September 30, 1988.

              3(e). By-laws-Incorporated by reference to BRT's Registration Statement on Form S-2 (No. 33-8125).

              10(a). Advisory Agreement dated February 7, 1983 between the BRT and REIT Management Corp. Incorporated by reference to BRT's Registration Statement on Form S-2 (No. 33-8125).

              10(b). Credit Agreement with TransAmerica Business Credit Corporation dated as of May 18, 1999. Incorporated by reference to Exhibit 7(c) to Form 8-K filed on May 27, 1999.

              10.        Subsidiaries - Each subsidiary is 100% owned by BRT.
                         Exhibit 10 is filed with this Form 10-K.

              27. Financial Data Schedule - Filed with electronic filing.

              (b)        Reports on Form 8-K:
                         On September 2, 1999 registrant filed in 8-K Item 5 "Other Events", to report the signing of a non binding letter of intent to acquire a controlling interest in Reliance Bank, an independent community bank located in White Plains, New York.

                         An 8-K was filed on October 13, 1999 to report the termination, by mutual agreement, of the non binding letter of intent reported above.

              (c) Exhibits - See Item 14(a) 3., above.

              (d) See Item 14(a) 2., above.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BRT REALTY TRUST

Date:  December  20, 1999             By: (S) Jeffrey A. Gould
                                         ----------------------
                                         Jeffrey A. Gould
                                         President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                             Title                         Date
---------                             -----                         ----

(S) Fredric H. Gould           Chairman of the Board          December 20, 1999
--------------------
Fredric H. Gould               (Principal Executive
                               Officer)

(S) Jeffrey A. Gould           President and Trustee          December 20, 1999
---------------------
Jeffrey A. Gould


(S) Patrick J. Callan          Trustee                        December 20, 1999
---------------------
Patrick J. Callan

(S) Arthur Hurand              Trustee                        December 20, 1999
-------------------
Arthur Hurand

(S) Gary Hurand                Trustee                        December 20, 1999
------------------
Gary Hurand

------------------             Trustee                        December    ,1999
David Herold

(S) Herbert C. Lust            Trustee                        December 20, 1999
-------------------
Herbert C. Lust II

(S) Marshall Rose              Trustee                        December 20, 1999
-------------------
Marshall Rose

(S) George E. Zweier           Vice President                 December 20, 1999
-------------------
George E. Zweier               (Principal Financial
                               and Accounting Officer)

                           Annual Report on Form 10-K
                          Item 8, Item 14(a)(1) and (2)

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

The following consolidated financial statements of BRT Realty Trust are included in Item 8:

                                                                    Page No.

Report of Independent Auditors                                        F-1

Consolidated Balance Sheets as of September 30,
   1999 and 1998                                                      F-2

Consolidated Statements of Income for the
  three years ended September 30, 1999, 1998 and 1997                 F-3

Consolidated Statements of Shareholders' Equity
  for the three years ended September 30, 1999,
  1998 and 1997                                                       F-4

Consolidated Statements of Cash Flows for the
  three years ended September 30, 1999, 1998 and 1997                 F-5-6

Notes to Consolidated Financial Statements                            F-7-20

Consolidated Financial Statement Schedules for the year ended September 30, 1999:

     III - Real Estate and Accumulated  Depreciation                  F-21-22
     IV - Mortgage Loans on Real Estate                               F-23-24

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                                   EXHIBIT 10

SUBSIDIARIES

COMPANY                                             STATE OF INCORPORATION
-------                                             -----------------------
Hoboken Front Corp.                                       New Jersey
Huntington-Park Corporation                               New York
Forest Green Corporation                                  New York
Realty 49 Corp.                                           New York
TRB No. 1 Corp.                                           New York
TRB No. 2 Corp.                                           New York
TRB Ft. Wright Corp.                                      New York
TRB Cutter Mill Corp.                                     New York
White Plains Realty Corp.                                 New York
Kew Gardens Realty Corp.                                  New York
Blue Realty Corp.                                         Delaware
3581 Broadway Realty Corp.                                New York
620 West 172nd Street Realty Corp.                        New York
Multiple Property Realty Corp.                            New York
119 Madison Avenue Realty Corp.                           New York
TRB No. 3 Owners Corp.                                    Wyoming
1090 Boston Post Road Realty Corp.                        New York
TRB 96th Street Corp.                                     New York
Remson Point Realty Corp.                                 New York
TRB 13 Eighth Avenue Corp.                                New York
Casa Wrap Holding Corp.                                   Florida
TRB Valley Corp.                                          New York
76 Madison Avenue Realty Corp.                            New York
2101 Church Avenue Realty Corp.                           New York
TRB Cruger Avenue Corp.                                   New York
TRB Fairway Office Center Corp.                           Kansas
TRB East 33rd Street Corp.                                New York
TRB Abbotts Corp.                                         Pennsylvania
TRB Greenpoint Avenue Realty Corp.                        New York
TRB Seattle Inc.                                          Washington
TRB Ashbourne Road Corp.                                  Pennsylvania
BRT Funding Corp.                                         New York
TRB 69th Street Corp.                                     New York





                      REPORT OF INDEPENDENT AUDITORS




To the Trustees and Shareholders
BRT Realty Trust


We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and consolidated schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT
Realty Trust and Subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                              ERNST & YOUNG LLP
New York, New York
December 2, 1999



                                                   BRT REALTY TRUST AND SUBSIDIARIES
                                                          Consolidated Balance Sheets
                                                             (Amounts in thousands)


                                                                     ASSETS
                                                                                                September 30,
                                                                                                -------------
                                                                                            1999              1998
                                                                                      --------------     -------------

      Real estate loans - Notes 2, 4 and 5:
           Earning interest                                                              $   44,682      $   51,175
               Less allowance for possible losses                                             1,381             2,041
                                                                                       ------------       -----------
                                                                                             43,301            49,134
                                                                                        -----------        ----------
      Real estate assets - Notes 3 and 5:
           Foreclosed properties held for sale                                                3,057            16,622
         Investment in real estate ventures                                                   3,708               613
                                                                                      -------------      ------------
                                                                                              6,765            17,235
           Less valuation allowance                                                             349               349
                                                                                      -------------      ------------
                                                                                              6,416            16,886
                                                                                       ------------        ----------

      Cash and cash equivalents                                                              28,757            13,949
      Securities available-for-sale at market                                                     -             3,364
      Due from Venture - Note 3                                                               4,620                 -
      Other assets                                                                            1,515             2,488
                                                                                      -------------       -----------

           TOTAL ASSETS                                                                 $    84,609        $   85,821
                                                                                        ===========        ==========


                                                         LIABILITIES AND SHAREHOLDERS' EQUITY

      Liabilities:
           Note payable - Credit Facility - Note 5                                        $     331       $     5,500
         Mortgages payable - Note 5                                                             841             8,494
           Accounts payable and accrued liabilities including
            deposits of $1,465 and $1,085                                                     2,813             2,080
                                                                                        -----------       -----------
           Total liabilities                                                                  3,985            16,074
                                                                                        -----------        ----------

      Commitments and contingencies -  Notes 2, 3, 4, 5, 8 and 9                                  -                 -

      Shareholders' equity - Note 7: Preferred shares, $1 par value:
                Authorized 10,000 shares, none issued                                             -                 -
           Shares of beneficial interest, $3 par value:
                Authorized number of shares, unlimited, issued
                - 8,888 shares                                                               26,665            26,665
           Additional paid-in capital, net of distributions
                 of $5,171                                                                   81,521            81,521
           Accumulated other comprehensive income - net
                unrealized gain on available-for-sale securities                                  -               769
         Accumulated deficit                                                                (12,682)          (24,328)
                                                                                         ----------        ----------
                                                                                             95,504            84,627
           Cost of 1,723 treasury shares
               of beneficial interest                                                       (14,880)          (14,880)
                                                                                         ----------        ----------
           Total shareholders' equity                                                        80,624            69,747
                                                                                         ----------        ----------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  84,609        $   85,821
                                                                                          =========        ==========

            See accompanying notes to consolidated financial statements.




                                                   BRT REALTY TRUST AND SUBSIDIARIES
                                                   Consolidated Statements of Income
                                            (Amounts in thousands except per share amounts)



                                                                                         Year Ended September 30,
                                                                                         ------------------------
                                                                                   1999             1998             1997
                                                                                  -------           ----             ----

Revenues:
  Interest and fees on real estate loans - Note 2                               $  7,283          $  5,267         $  4,877
  Operating income relating to real estate owned                                   3,425             4,104            8,590
  Previously provided allowances and write offs                                      660                 -            3,405
  Other, primarily investment income                                                 805               826              283
                                                                               ---------         ---------       ----------
      Total Revenues                                                              12,173            10,197           17,155
                                                                                 -------           -------         --------
Expenses:
  Interest -  note payable and loans payable - Note 5                                420               177              150
  Advisor's fees - Note 8                                                            571               519              559
  General and administrative - Note 8                                              3,234             2,529            2,256
  Other taxes - Note 6                                                               386                 -                -
  Operating expenses relating to real estate owned
   including interest on mortgages payable
   of $599, $933 and $2,214                                                        2,137             2,374            6,732
  Amortization and depreciation                                                      367               357              812
                                                                               ---------         ---------        ----------

       Total Expenses                                                              7,115             5,956           10,509
                                                                                --------          --------          -------

Income before gain on sale of real estate loans and
  foreclosed properties and available-for-sale securities                          5,058             4,241            6,646
Net gain on sale of real estate loans and
  foreclosed properties                                                            5,719             8,090              687
Net realized gain on available-for-sale securities                                   869             1,257                -
                                                                              ----------         ---------     ------------

Net Income                                                                      $ 11,646          $ 13,588         $  7,333
                                                                                ========          ========         ========

Income per share of Beneficial Interest:

Basic earnings per share                                                       $    1.63         $    1.72        $     .86
                                                                               =========         =========        =========

Diluted earnings per share                                                     $    1.61         $    1.71         $    .86
                                                                               =========         =========         ========

Weighted average number of common shares outstanding:
   Basic                                                                       7,165,263         7,902,161        8,527,057
                                                                               =========         =========        =========
   Diluted                                                                     7,220,505         7,941,293        8,557,968
                                                                               =========         =========        =========

        See  accompanying   notes  to  consolidated financial statements.



                                                    BRT REALTY TRUST AND SUBSIDIARIES
                                            Consolidated Statements of Shareholders' Equity
                                             Years Ended September 30, 1999, 1998, and 1997
                                                        (Amounts in thousands)

                                                                            Accumulated
                                                 Shares of    Additional       Other            Accum-
                                                 Beneficial    Paid-In      Comprehensive       ulated
                                                  Interest     Capital        Income            Deficit          Total
                                                  --------     -------        ------            -------          -----


Balances, September 30, 1996                     $ 26,906    $ 81,857         $     17         $(45,249)         $63,531

Cancellation of 83 shares of
  beneficial interest                                (249)       (340)               -                -             (589)

   Net income                                           -           -                -            7,333            7,333
    Other comprehensive income -
      unrealized gain on available-
      for-sale securities                               -           -              709                -              709
                                                                                                                 --------
Comprehensive income                                    -           -                -                -            8,042
                                                  -----------------------------------------------------------------------
Balances, September 30, 1997                       26,657      81,517              726          (37,916)          70,984

Exercise of Stock Options                               8           4                -                -               12

   Net income                                                                                    13,588           13,588
    Other comprehensive income -
      unrealized gain on available-for-
      sale securities (net of reclassification
      adjustment for gains included in net
      income of $1,257)                                 -           -               43                -               43
                                                                                                                --------
Comprehensive income                                    -           -                -                -           13,631
                                                  -------------------------------------------------------------------------
Balances, September 30, 1998                        26,665     81,521              769          (24,328)          84,627

Net income                                                                                       11,646           11,646
    Other comprehensive income -
      realized gain on sale of available-for
      sale securities (net of reclassification
      adjustment for gains included in net
      income of $869)                                    -          -             (769)               -             (769)
                                                                                                                  -------
Comprehensive income                                     -          -                -                -           10,877
                                                   ----------------------------------------------------------------------
Balances, September 30, 1999                       $26,665    $81,521        $       -         $(12,682)       $  95,504
                                                    =====================================================================


              See accompanying notes to consolidated financial statements.





                                                    BRT REALTY TRUST AND SUBSIDIARIES
                                                 Consolidated Statements of Cash Flows
                                                        (Amounts in thousands)

                                                                                          Year Ended September 30,
                                                                                          ------------------------
                                                                                1999            1998             1997
                                                                                ----            ----             ----

Cash flows from operating activities:
   Net income                                                                $   11,646      $   13,588       $   7,333
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Amortization and depreciation                                               367             357             812
        Previously provided allowances                                             (660)              -          (1,300)
        Net gain on sale of real estate and foreclosed property                  (5,719)         (8,090)           (687)
        Net gain on sale of available-for-sale securities                          (869)         (1,257)              -
        Equity in earnings of unconsolidated entities                                58               -               -
        Decrease (increase) in interest receivable                                  123            (218)            (61)
        Decrease in prepaid expenses                                                102              17             287
        Increase (decrease) in accounts payable and
           accrued liabilities                                                      433            (644)             89
        Increase in deferred revenues                                                18             108             301
        Decrease in rent receivable                                                   -               -             219
        Increase in escrow deposits                                                 353              96             552
        Increase in deferred costs                                                 (572)           (107)           (275)
        Other                                                                       624             (29)             99
                                                                            -----------     -----------     -----------
Net cash provided by operating activities                                         5,904           3,821           7,369
                                                                            -----------     -----------     -----------

Cash flows from investing activities:
   Collections from real estate loans                                            25,561          24,233          11,278
   Additions to real estate loans                                               (25,182)        (31,716)        (15,353)
   Sale of senior participating interest in loans                                 7,860               -               -
   Repayments to participating lenders                                                -               -          (1,000)
   Net costs capitalized to real estate owned                                      (329)           (631)           (854)
   Proceeds from sale of real estate owned                                        3,907          11,385          22,961
   (Decrease) increase in deposits payable                                         (311)            308            (439)
   Decrease in investments
      in U.S. Government obligations                                                  -               -             986
   Purchase of available-for-sale securities                                          -            (347)         (3,682)
   Sale of available-for-sale securities                                          3,463           3,667               -
   Proceeds from sale of partnership interest                                         -           1,679               -
   Purchase of partnership interest                                                   -            (613)              -
   Other                                                                              -               -             (33)
                                                                            -----------     -----------     -----------

Net cash provided by investing activities                                        14,969           7,965          13,864
                                                                            -----------     -----------     -----------

Cash flows from financing activities:
   Proceeds  from note payable                                                        -           5,500               -
   Repayment of note payable                                                     (5,169)              -               -
   Payoff/paydown of loan and mortgages payable                                    (896)         (3,068)        (14,859)
   Exercise of stock options                                                          -              12               -
   Repurchase of shares of beneficial interest,
     a portion of which were cancelled                                                -         (10,433)         (2,397)
   Other                                                                              -               -             (34)
                                                                            -----------     ------------     -----------
Net cash used in financing activities                                            (6,065)     (7,989)            (17,290)
                                                                            -----------     ------------     -----------
Net increase in cash and cash equivalents                                        14,808           3,797           3,943
Cash and cash equivalents at beginning of year                                   13,949          10,152           6,209
                                                                            -----------     -----------      -----------
Cash and cash equivalents at end of year                                     $   28,757   $      13,949   $      10,152
                                                                             ==========   =============   =============


        See  accompanying  notes to consolidated financial statements.






                                                       BRT REALTY TRUST AND SUBSIDIARIES
                                                     Consolidated Statements of Cash Flows
                                                             (Amounts in thousands)
                                                                  (Continued)



                                                                                       Year Ended September 30,
                                                                                       ------------------------
                                                                                 1999            1998           1997
                                                                              ---------       ----------     ---------

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest expense                              $   1,069       $   1,141       $   1,521
                                                                              =========       =========       =========

   Cash paid during the year for income taxes                                 $     211       $       -       $       -
                                                                              =========       =========       =========

Supplemental schedule of noncash investing and financing activities:

   Transfer of nonearning real estate loans
      to foreclosed properties at fair value                                  $       -       $       -       $      13

   Recognition of valuation allowance upon sale
      of real estate owned                                                            -           3,915           1,779

   Recognition of allowance for previously
      provided losses                                                               660               -             516

   Purchase money mortgages from sale of real
      estate owned                                                                    -               -             425

   Transfer of foreclosed property to
      real estate joint venture                                                  11,886               -           1,553

   Transfer of mortgage to real estate joint venture                              6,757               -               -












      See accompanying  notes to consolidated financial statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended September 30, 1999, 1998 and 1997
                    (Amounts in Thousands Except Share Data)

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

           The basis on which costs was determined in computing the realized gain or loss on securities available-for-sale is historical cost.

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

           The Trust accounts for the sale of real estate when title passes to the buyer, sufficient equity payments have been received and when there is reasonable assurance that the remaining receivable will be collected.

           Investments in joint ventures that the Trust does not own a greater than 50% interest or in which it does not have the ability to exercise operational or financial control, are accounted for using the equity method. Accordingly, the Trust reports its pro rata share of net profits and losses from its investments in unconsolidated entities in the accompanying consolidated financial statements.

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

           Fair Value of Financial Instruments

           The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

           Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

          Securities available-for-sale: Investment in securities are considered "available-for-sale", and are reported on the balance sheet based upon quoted market prices.

          Real estate loans: The earning mortgage loans of the Trust have either variable interest rate provisions, which are based upon a margin over the prime rate, or are currently fixed at effective interest rates which approximate market. At September 30, 1999 and 1998 these interest rates are reflective of current market conditions for these loans. Accordingly, the carrying amounts of the earning, non-impaired mortgage loans approximate their fair values. For earning loans which are impaired, the Trust has valued such loans based upon the fair value of the underlying collateral. Accordingly, their carrying amounts are recorded at fair value.

          Notes and mortgages payable: The Trust determined the estimated fair value of its debt by discounting future cash payments at their effective rates of interest, which approximate current market rates of interest for similar loans. Accordingly, there is no material difference between their carrying amounts and fair value.

          Per Share Data

          The Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share in 1997 which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

          The 1997 earnings per share amounts have been restated to conform to the Statement No. 128 requirements.

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

          Comprehensive Income

          As of April 1, 1998, the Trust adopted Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

          Segment Reporting

          Effective October 1, 1998, the Trust adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information. Statement 131 superceded FASB Statement No. 14 Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. The adoption of Statement No. 131 did not affect results of operations or financial position. As the Trust operates predominantly in one industry segment, has determined it has one reportable segment and operates primarily in one geographic location, management believes it is in compliance with the standards established by Statement No. 131.

NOTE 2 -  REAL ESTATE LOANS

         At September 30, 1999 and September 30, 1998, information as to real estate loans, all of which are earning interest, is summarized as follows:

                                                                                   1999            1998
                                                                                   ----            ----

                  First mortgage loans:
                  Long-term:
                     Residential                                               $   2,337        $  11,117
                     Shopping centers/retail                                       4,835            3,487
                     Hotel                                                             -              750
                     Office building                                               1,068                -
                  Short-term (five years or less):
                     Shopping centers/retail                                       3,554            8,856
                     Industrial buildings                                          5,728            7,593
                     Office buildings                                              8,419            7,351
                     Residential (multiple family units)                          13,770            8,756
                     Hotel                                                         2,724            1,008
                     Miscellaneous                                                   212              242

                 Second mortgage loans
                  and wraparound mortgages                                         2,035            2,015
                                                                             -----------       ----------
                                                                               $  44,682        $  51,175
                                                                               =========        =========

           During 1999 the Trust sold senior participating interests in several real estate loans, which were held for sale, to a financial institution. These senior participating interests were sold at cost which approximated estimated fair value. Under the terms of the Agreement the financial institution has the priority rights to any optional prepayments and in the event of a default, after payment of accrued but unpaid servicing fees to the Trust, to payment of accrued, but unpaid interest and principal due to the financial institution.

          At September 30, 1999 and 1998 the Trust had no non-earning assets. Of the real estate loans earning interest at September 30, 1999 and 1998, $4,296 and $5,489, respectively, were deemed impaired and all are subject to allowances for possible losses. For the years ended September 30, 1999, 1998 and 1997, respectively, an average $4,893, $7,786 and $15,470 of real estate loans were deemed impaired, on which $520, $613 and $1,827 of interest income was recognized.

          Included in the Trust's portfolio was a real estate loan collateralized by a 50% interest in a partnership in which the Chairman of the Board of Trustees of the Trust holds one-half of the other 50% partnership interest. The loan was paid in full during the year ended September 30, 1999. The balance at September 30, 1998 was $2,075.

          Loans originated by the Trust generally provide for interest rates, which are related to the prime or Treasury rates. The weighted average interest rate on earning loans was 11.71% and 11.60% at September 30, 1999 and 1998, respectively.

          Annual maturities of real estate loans receivable during the next five years reflect revised maturities and are summarized as follows:

                     Years Ending September 30              Amount
                     -------------------------             --------
                     2000                                    $ 28,559
                     2001                                       1,778
                     2002                                       3,223
                     2003                                       2,248
                     2004                                       1,526
                     2005 and thereafter                        7,348
                                                             --------

                     Total                                   $ 44,682
                                                             ========

          The Trust's portfolio consists primarily of senior mortgage loans, secured by residential and commercial property, 83% of which are located principally in the New York metropolitan area.

          If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. Of the $28,559 of real estate loans receivable which mature in Fiscal 2000, $12,536 were extended during the fiscal year ended September 30, 1999.

          If all loans classified as non-earning were earning interest at their contractual rates for the years ended September 30, 1997, interest income would have increased by $501.

         The Trust's interests in wraparound mortgages are subject to underlying mortgages aggregating $313 and $334 at September 30, 1999 and 1998 respectively.

         At September 30, 1999 the two largest real estate loans had principal balances outstanding of approximately $2,990 and $2,600, respectively. Of the total interest and fees earned on real estate loans during the fiscal year ended September 30, 1999, 1.3% and 4.5% related to these loans, respectively.

NOTE 3 -  REAL ESTATE ASSETS

         A summary of foreclosed properties held for sale, for the year ended September 30, 1999 is as follows:

                                                                  Costs       Sales
                                           September 30, 1998  Capitalized/ Collections/ Gain on    September 30, 1999
                                           # Properties Amount Amortization   Other        Sale    # Properties  Amount
                                           ------------ ------ ------------   -----        ----    ------------  ------

         Residential units-shares of
          cooperative  corporations              3      $1,793    $  114     ($3,180)     $1,313         3      $   40

         Shopping centers/retail                 1       3,569        53           -           -         1       3,622

         Office                                  1      11,724       162     (13,820)      1,934         0           -

         Unimproved land                         1           -         -        (727)        727         1           -
                                           ---------------------------------------------------------------------------
                                                 6      17,086       329     (17,727)      3,974         5       3,662

         Less:Valuation Allowance                          349                                                     349
                Amortization                               464       141           -           -         -         605
                                           ---------------------------------------------------------------------------
                                                 6     $16,273      $188    $(17,727)     $3,974         5      $2,708
                                           ===========================================================================

During the year ended September 30, 1999 the Trust continued to dispose of its shares of cooperative apartment units. Sales of these units had a net book value totaling $1,867. Gains of $1,313 were recognized on these sales.

On October 15, 1999, effective September 1, 1999 the Trust (through a subsidiary) entered into a limited liability company venture agreement to own, operate and develop its remaining office property. The subsidiary sold the property at fair value of $16,000 (with a book value of $11,886 and subject to a net outstanding mortgage of $6,757) to the venture and retained a 50% membership interest. A $4,620 distribution was received from the venture in October 1999 with a gain of $1,934 recognized on the transaction since the Trust is not obligated to reinvest funds received on the sale into the venture

Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 1999 are as follows:

                  Years Ending September 30,                      Amount
                  --------------------------                      ------
                  2000 ....................................     $     550
                  2001 ....................................           368
                  2002 ....................................           189
                  2003 ....................................            55
                  2004 ....................................            25

NOTE 4 - ALLOWANCE FOR POSSIBLE LOSSES AND VALUATION ALLOWANCE
               ON REAL ESTATE OWNED

           The Trust was not required to record provisions for possible loan losses nor valuation adjustments on owned real estate during the years ended September 30, 1999 and 1998.

               An analysis of the allowance for possible losses is as follows:

                                                                                      Year Ended September 30,
                                                                                      ------------------------
                                                                                 1999          1998           1997
                                                                                 ----          ----           ----

               Balance at beginning of year                                   $   2,041      $  5,956       $  7,773
               Previously provided allowances                                      (660)            -         (1,300)
               Write-off of allowances                                                -        (3,915)          (517)
                                                                              ----------     ---------      ---------

               Balance at end of year                                         $   1,381      $  2,041       $   5,956
                                                                              =========      =========      =========

               The allowance for possible losses applies to assets aggregating $4,296 at September 30, 1999, $5,489 at September 30, 1998 and
               $10,083 at September 30, 1997.

               During the year ended September 30, 1999 the Trust reversed previously provided allowances of $660.

               During the year ended September 30, 1997, $2,105 was realized from previously written off provisions.

  The  allowance  for  possible  losses  consists of the  following components:

                                                                    Year Ended September 30,
                                                                    ------------------------
                                                               1999           1998           1997
                                                               ----           ----           ----

               Excess of carrying value plus estimated
                  cost to complete, including marketing
                  costs over estimated fair value            $   736       $  1,404         $  2,979
               Valuation adjustment                              417            434            2,505
               Estimated holding period costs                    228            203              472
                                                            --------      ---------         --------

                                                            $  1,381       $  2,041         $  5,956

NOTE 5 - DEBT OBLIGATIONS

             Debt obligations consist of the following:
                                                       September 30,
                                                       -------------
                                                  1999               1998
                                                  ----               ----

             Note payable -  credit facility     $  331            $ 5,500
                                                 ======            =======
             Mortgages payable                   $  841            $ 8,494
                                                 ======            =======

          On May 18, 1999 BRT entered into a $45,000,000 revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). It replaced a $25,000,000 facility with Credit Suisse First Boston Mortgage Capital LLC. The agreement with TransAmerica is a revolving facility, which may be used for specific purposes, the primary of which is lending. Borrowings under this facility are secured by specific receivables of BRT and its subsidiary BRT Funding Corp. The agreement provides that the amount borrowed will not exceed 80% of the value of the collateral. BRT paid a non refundable fee of $337,500 at closing which is being amortized over the term of the facility. Interest is charged on the outstanding balance at prime plus 1/2% or under certain circumstances at LIBOR plus 3 1/4% which was 8.75% at September 30, 1999. The facility matures on May 18, 2002. Unused line fees are calculated at 1/8% on the difference between $45,000,000 (the maximum principal debt) and the average amount outstanding. BRT is required to maintain a minimum tangible net worth (as defined) of $70,000,000 and meet certain other covenants, all of which have been met.

          At September 30, 1999 the outstanding balance on the facility was $331. At September 30, 1998 the outstanding balance on the prior facility was $5,500.

          At September 30, 1999 there was one outstanding non-recourse mortgage payable, secured by real estate owned property with an aggregate carrying value of $3,017 net of amortization. The mortgage bears interest at a rate of 8.44% and matures in the fiscal year ending September 30, 2001. The mortgage which had a balance of $841 at September 30, 1999 was paid in full in November 1999.



NOTE 6  - FEDERAL INCOME TAXES

          Cumulative taxable loss since inception is less than the cumulative loss reported for financial statement purposes principally because a portion of the allowance for possible losses has not yet been deducted for tax purposes.

          During the year ended September 30, 1999 the Trust recorded $386,000 of expense relating to the payment of alternative minimum tax.

          The taxable income is expected to be $600 greater than the financial statement income during calendar 1999.

          At December 31, 1998, the Trust had available tax operating loss carryforwards of $20,835 of which, $4,315 will expire in 2007, $14,288 will expire in 2008, $1,634 will expire in 2009, $527 will expire in 2010 and $71 will expire in 2011.


NOTE 7 -  SHAREHOLDERS' EQUITY

          Distributions

          There were no distributions on the Trust's shares of beneficial interest declared during the years ended September 30, 1999, 1998 and 1997.

          Stock Options

         On December 8, 1995, the Board of Trustees granted, under the 1988 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan), options to purchase the remaining 53,000 shares of beneficial interest available under this plan at $4.375 per share to various officers and employees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, for a period of five years commencing six months after the date of grant. At September 30, 1999 options to purchase 48,000 shares are exercisable, none of which have been exercised.

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

         Also on December 6, 1996, the Board of Trustees granted, under the 1996 Stock Option Plan options to purchase a total of 82,500 shares of beneficial interest at $6.00 per share to a number of officers, employees and consultants to the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after six months, and expire five years after the date of grant. At September 30, 1999 options to purchase 58,125 shares are exercisable, none of which have been exercised.

         In March and April 1998 the Board of Trustees granted, under the 1996 Stock Option Plan options to purchase 50,000 shares of beneficial interest at prices ranging from $7.3125 to $7.9375 per share to a number of directors, officers and employees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years, and expire ten years after the grant date. At September 30, 1999 none of these options were exercisable.

         In December 1998 the Board of Directors granted, under the 1996 Stock Option Plan options to purchase 180,000 shares of beneficial interest at $5.9375 per share to a number of officers, employees, consultants and trustees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year (50,000) and two years (130,000), and expire five years (50,000) and ten years (130,000) after the date of the grant. At September 30, 1999 none of these options were exercisable. Between December 1, 1998 and December 1999, 8,000 of these options were cancelled.

         The Trust elected Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Trust's employee stock options equals the market price of the underlying stock on the date of grant.

         Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Trust had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                        December 1998      December 1998     March/April 1998    December 1996
                                        50,000 Shares      130,000 Shares     50,000 Shares      82,500 Shares
                                        -------------      --------------     --------------     -------------

         Risk Free Interest Rate             4.38%                4.62%           5.64%             6.02%
         Dividend Yield                        0%                   0%             0%                0%
         Volatility Factor                   .208                 .208            .188              .270
         Expected Life (Years)                 5                   10               5                 5

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

         Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:



                                                                        Year Ended September 30, 1999
                                                                        -----------------------------
                                                        1999                       1998                  1997
                                                        ----                       ----                  ----

                    Pro forma net income             $11,225                     $13,470                 $7,156

                    Pro forma earnings per share:
                    Basic                            1.571.70                      .84
                    Diluted                              1.55                     1.70                     .84



         Changes in the number of shares under all option arrangements are summarized as follows:

                                                                            Year Ended September 30,
                                                                            ------------------------
                                                                 1999                 1998               1997
                                                                 ----                 ----               ----

         Outstanding at beginning of period                    165,500              135,500              53,000
         Granted                                               180,000               50,000              82,500
         Option price per share granted                         5.9375           7.3125-7.9375            $6.00
         Cancelled                                               8,000               17,500                   -
         Exercisable at end of period                          106,125               74,750              47,125
         Exercised                                                -                   2,500
         Expired                                                  -                    -                   -
         Outstanding at end of period                          337,500              165,500             135,500
         Option prices per share outstanding                $4.375-$7.9375       $4.375-$7.9375      $4.375-$6.00

         As of September 30, 1999 the outstanding options had a weighted average remaining contractual life of approximately 5.8 years and a weighted average exercise price of $5.93.

         Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                       1999              1998             1997
                                                       ----              ----             ----

   Numerator for basic and diluted
       earnings per share:
   Net income                                         $11,646          $13,588           $7,333

   Denominator:

   Denominator for basic earnings
      per share - weighted average shares           7,165,263        7,902,161        8,527,057

   Effect of dilutive securites:
   Employee stock options                              55,242           39,132           30,911

   Denominator for diluted earnings
    per share - adjusted weighted average
    shares and assumed conversions                  7,220,505        7,941,293        8,557,968

   Basic earnings per share                          $   1.63        $    1.72         $    .86
   Diluted earnings per share                        $   1.61        $    1.71         $    .86

         Treasury Shares

         The Trust's Board of Trustees authorized the purchase from time to time of up to 1,614,000 shares of beneficial interest of the Trust. During 1998 1,205,000 shares were purchased at an approximate cost of $10,433. During the fiscal year ended September 30, 1999 no shares were purchased by the Trust. As of September 30, 1999 the Trust owns
         1,723,000 shares of beneficial interest of the Trust at an aggregate cost of $14,880.


NOTE 8 -  ADVISOR'S COMPENSATION AND CERTAIN TRANSACTIONS

         Certain of the Trust's officers and trustees are also officers, directors and the shareholder of REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. The agreement, which expires on December 31, 2003, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are charged to operations at a rate of 1% on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $571, $519 and $559 for the years ended September 30, 1999, 1998, and 1997, respectively.

         The borrower may pay fees to REIT for services rendered in arranging and restructuring loans by the Trust. These fees, which are allowed by the advisory agreement, on loans arranged on behalf of the Trust and which are paid directly by the borrower to REIT amounted to $151, $229 and $155 for the year ended September 30, 1999, 1998 and 1997 respectively.

         REIT arranges for the management of certain foreclosed properties for the Trust under renewable year-to-year agreements. Management fees, legal fees and leasing, selling and financing commissions incurred and reimbursed or owed to REIT or an other affiliated company for the years ended September 30, 1999, 1998 and 1997 aggregated $746, $595 and $655, respectively.

         The Chairman of the Board of Trustees of the Trust holds a similar position in One Liberty Properties, Inc. a related party, is an executive officer of the managing general partner and is a general partner of Gould Investors L.P. a related party. During the years ended September 30, 1999, 1998 and 1997, allocated general and administrative expenses charged to the Trust by Gould Investors L.P. aggregated $422, $622 and $979, respectively.

NOTE 9 -  COMMITMENT

         In August 1984, the Board of Trustees approved a non-contributory pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salaries. Pension expense approximated $190, $105 and $81 during the years ended September 30, 1999, 1998 and 1997, respectively.



NOTE 10 - QUARTERLY FINANCIAL DATA  (Unaudited)

                                         1st Quarter    2nd Quarter     3rd Quarter     4th Quarter     Total
                                          Oct.-Dec.     Jan.-March       April-June      July-Sept.    For Year
                                          ---------     ----------       ----------      ----------    --------

                                                                            1999
                                          --------------------------------------------------------------------

       Revenues                           $  3,193       $  3,002        $  2,924        $  3,054      $12,173
          Income before
             gain on sale of fore-
             closed properties
             held for sale                   1,507          1,185           1,218           1,148        5,058
             Net income                      2,926          2,183           1,773           4,764       11,646
          Per share                      $     .41      $     .30       $     .25       $     .66     $   1.63   (a)



                                                                            1998
                                         ---------------------------------------------------------------------
          Revenues                        $  2,446       $  2,504        $  2,539        $  2,708      $10,197
          Income before
             gain on sale of fore-
             closed properties
             held for sale                     999          1,051           1,020           1,171        4,241
           Net income                        3,153          3,608           2,295           4,532       13,588
          Per share                      $     .38      $     .45       $     .28       $     .62     $   1.72   (a)


          Per share earnings represent basic earnings per beneficial share.
          (a) Calculated on weighted average shares outstanding for the fiscal year.
              Balances do not crossfoot due to rounding.







                                                                BRT REALTY TRUST
                                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               SEPTEMBER 30, 1999
                                                             (Amounts in Thousands)


                                           Initial Cost To Company
                                           -----------------------
                                                               Buildings              Costs Capitalized
                                   Encum-                         And             Subsequent to Acquisition
                                                                                  -------------------------
Description                       brances          Land       Improvements       Improvements Carrying Costs  Land
------------------------------------------------------------------------------------------------------------------

Residential
  Islip, New York                      -              -          $   40                    -            -        -
Shopping Center/Retail
   Rock Springs, WY                 $841           $600          $2,483                 $511          $28     $600
TOTAL                               $841           $600          $2,523                 $511          $28     $600
                                    ==============================================================================
                                    (g)                                                                (a)

                                   Gross Amount At Which Carried At
                                             September 30, 1999                                               Depreciation
                                             ------------------
                                              Buildings                                                        Life For
                                                  And                    Accum.     Date Of        Date       Latest Income
Description                        Land      Improvements     Total     Deprec.  Construction   Acquired      Statement
-----------------------------------------------------------------------------------------------------------------------------------
Residential
  Islip, New York                      -       $    40       $     40        -           -           -              -

Shopping Center/Retail
   Rock Springs, WY                 $600         3,022          3,622     $605           -        Jan-92        21-35 Years
                                   ----------------------------------------------
Total                               $600        $3,062         $3,662     $605
                                   ==============================================
                                                                (b)        (c)       (d)




                                        BRT REALTY TRUST
                    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        SEPTEMBER 30, 1999
                                      (Amounts in Thousands)
Notes to the schedule:

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

(b)       Total foreclosed properties held for sale           $  3,662
           Less: Accumulated amortization                          605
                   Valuation allowance                             349
                                                              --------

          Net foreclosed properties held for sale             $  2,708
                                                              ========

(c) Amortization of the Trust's leasehold interest is over the terms of the respective land leases.

(d)       Information not readily obtainable.

(e)       A reconciliation of real estate owned is as follows:

                                                                                           Year Ended September 30,
                                                                                           ------------------------
                                                                                       1999           1998           1997
                                                                                       ----           ----           ----


                Balance at beginning of year                                          $16,273        $22,811        $46,310
                Additions:
                Foreclosures                                                                -              -             13
                Capitalization of expenses                                                329            755            854
                Recognition of valuation allowance upon
                  sale of property                                                          -              -          1,779
                                                                                      -------       --------       --------
                                                                                       16,602         23,566         48,956
                                                                                      -------       --------       --------
                Deductions:
                Sales/conveyances                                                      13,753          7,169         26,031
                Depreciation/amortization                                                 141            124           114
                                                                                      -------       --------       --------
                                                                                       13,894          7,293         26,145
                                                                                      -------       --------       --------
                Balance at end of year                                                $ 2,708       $ 16,273        $22,811
                                                                                      =======       ========        =======

(f) The aggregate cost of investments in real estate assets for federal income tax purposes approximates book value.

(g)             Paid in full during November 1999





                                                               BRT REALTY TRUST
                                                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                              SEPTEMBER 30, 1999
                                                            (Amounts in Thousands)


                                                    FINAL
                                          # OF     INTEREST   MATURITY
          DESCRIPTION                     LOANS      RATE       DATE       PERIODIC PAYMENT TERMS
----------------------------------------------------------------------------------------------------------------

 First mortgage loans:
  Long term:
  Retail/Apartments, Brooklyn, NY          1   Prime + 2.45%  Aug-08  Interest and principal monthly
   $0-$299                                 7
   $300-499                                2
   $500-998                                3
   $1,000-1,299                            2
Short term:
   Office Building - Brooklyn, NY          1   Prime + 3.75%          Interest monthly, principal at maturity
  Industrial Building - Bernardsville, NJ  1   Prime + 4.0%           Interest monthly, principal at maturity
  Industrial Building - Brooklyn, NY       1   Prime + 5.0%           Interest monthly, principal at maturity
   Condominium Apartments, NY, NY          1   Prime + 5.0%           Interest monthly, principal at maturity
   Underlying Mortgage - Bronx, NY         1   TBill +2.25%           Interest monthly, principal  at maturity
   Cooperative Apartments - Islip, NY      1   9.0%                   Interest monthly, principal at  maturity
   Industrial/Retail - Great Neck, NY      1   Prime + 5.0%           Interest monthly, principal at maturity
   Hotel - Brooklyn, NY                    1   Prime + 5.0%           Interest and princial monthly
   Retail - Medford, NJ                    1   Prime + 5.0%           Interest monthly, principal at maturity
   Commercial Condominium - NY, NY         1   Prime + 5.0%           Interest monthly, principal at maturity
Miscellaneous
  $0-$299                                  5
  $300-$499                                6
  $500-$999                                6
  $1,000-$1,299                            3
  Junior mortgage loans:
  Residential:
 Wraparound mortgages:
  Retail Building - New York, NY           1   Prime + 5.0%   Mar-99 Interest monthly, principal at maturity
                                          ---
                                          46
                                          ===


                                                               BRT REALTY TRUST
                                                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                              SEPTEMBER 30, 1999
                                                            (Amounts in Thousands)
                                                                                     PRINCIPAL AMOUNT
                                                                      CARRYING       OF LOANS SUBJECT
                                                       FACE AMOUNT     AMOUNT          TO DELINQUENT
                                        PRIOR LEINS    OF MORTGAGES  OF MORTGAGES   PRINCIPAL OR INTEREST
-----------------------------------------------------------------------------------------------------------
 First mortgage loans:
  Long term:
  Retail/Apartments, Brooklyn, NY           -           $  2,129     $  2,129               -
 Miscellaneous
   $0-$299                                  -                895          884               -
   $300-499                                 -                833          833               -
   $500-998                                 -              2,223        2,223               -
   $1,000-1,299                             -              2,160        2,160               -
Short term:
   Office Building - Brooklyn, NY           -              2,990        2,990               -
  Industrial Building - Bernardsville, NJ   -              2,600        2,600               -
  Industrial Building - Brooklyn, NY        -              2,246        2,246               -
   Condominium Apartments, NY, NY           -              2,200        2,200               -
   Underlying Mortgage - Bronx, NY          -              2,835        2,200               -
   Cooperative Apartments - Islip, NY       -              2,006        2,006               -
   Industrial/Retail - Great Neck, NY       -              2,000        2,000               -
   Hotel - Brooklyn, NY                     -              1,974        1,974               -
   Retail - Medford, NJ                     -              1,900        1,900               -
   Commercial Condominium - NY, NY          -              1,890        1,890               -
Miscellaneous
  $0-$299                                   -                529          254               -
  $300-$499                                 -              2,556        2,555               -
  $500-$999                                 -              5,231        4,772               -
  $1,000-$1,299                             -              3,450        3,450               -
  Junior mortgage loans:
  Residential:
 Wraparound mortgages:
  Retail Building - New York, NY       $  313              2,035        2,035               -
                                       ------------------------------------------------------
                                       $  313            $44,682      $43,301         $     -
                                       ======================================================





                                                       BRT REALTY TRUST
                                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                       SEPTEMBER 30, 1999
                                                     (Amounts in Thousands)

Notes to the schedule:

(a) The following summary reconciles mortgages receivable at their carrying values:

                                                            Year Ended September 30,
                                                            ------------------------
                                                       1999          1998          1997
                                                    ---------     -----------    ----------

  Balance at beginning of year                     $ 49,134       $ 37,909      $ 30,945
   Additions:
   Advances under real estate loans                   25,182         31,716        15,353
   Repayments to participating lenders                     -              -         1,000
   Capitalization of earned interest
     income to loan balance in accordance
     with agreements                                       -              -           177
   Previously provided allowances                        660              -         1,300
   Purchase money mortgages from sale of
     real estate owned                                     -              -           425
                                                    ---------     ---------      --------

                                                      74,976         69,625        49,200
                                                    ---------     ---------      --------
   Deductions:
   Collections of principal                           23,815          20,491        11,278
   Sale of senior participating interests in loans     7,860               -             -
   Investments transferred to foreclosed
    properties, net                                        -               -            13
                                                    ---------      ---------      --------
                                                      31,675          20,491        11,291
                                                    ---------      ---------      --------

   Balance at end of year                           $ 43,301        $ 49,134      $ 37,909
                                                    ========        ========      ========


  (b) The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.

