Form 10-Q
period 1999-12-31
BRT REALTY TRUST
filed 2000-02-10
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission File Number 1-7172


                                BRT REALTY TRUST
                                ----------------
             (Exact name of registrant as specified in its charter)


             Massachusetts                              13-2755856
             -----------------------------------------------------
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)   Identification No.)

             60 Cutter Mill Road, Great Neck, NY            11021
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

        Registrant's telephone number, including area code (516) 466-3100

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,165,263 Shares of Beneficial Interest,
                 $3 par value, outstanding on February 10, 2000

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


                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)


                                                                             December 31,       September 30,
                                                                                 1999               1999
                                                                             (Unaudited)          (Audited)
                                     ASSETS

  Real estate loans - Note 3:
    Earning interest                                                          $ 43,739             $ 44,682
    Not earning interest                                                         2,835                    -
   Less allowance for possible losses                                            1,381                1,381
                                                                              --------             --------
                                                                                45,193               43,301
                                                                              --------             --------
  Real estate assets:
    Foreclosed properties held for sale                                          3,048                3,057
    Investment in real estate venture                                            4,072                3,708
                                                                              --------             --------
                                                                                 7,120                6,765
    Less valuation allowance                                                       349                  349
                                                                              --------             --------
                                                                                 6,771                6,416
                                                                              --------             --------

  Cash and cash equivalents                                                     26,888               28,757
  Securities available-for-sale at market                                        4,714                    -
  Due from venture                                                                   -                4,620
  Other assets                                                                   1,260                1,515
                                                                              --------             --------
          Total Assets                                                        $ 84,826             $ 84,609
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Note payable - Credit facility                                            $    210             $    331
   Loans and mortgages payable                                                      -                   841
   Accounts payable and accrued liabilities,
     including deposits of $1,178 and $1,465                                     2,069                2,813
                                                                              --------             --------
          Total Liabilities                                                      2,279                3,985
                                                                              --------             --------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
    issued - 8,888  shares at each date                                         26,665               26,665
  Additional paid-in capital, net of
    distributions of $5,171                                                     81,521               81,521
  Accumulated other comprehensive income - net
    unrealized gain on available-for-sale securities                                96                    -
  Accumulated deficit                                                          (10,855)             (12,682)
                                                                              --------             --------
                                                                                97,427               95,504
Cost of 1,723 treasury shares of
  beneficial interest at each date                                             (14,880)             (14,880)
                                                                              --------             --------
            Total Shareholders' Equity                                          82,547               80,624
                                                                              --------             --------

            Total Liabilities and Shareholders' Equity                        $ 84,826             $ 84,609
                                                                              ========             ========

          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)
                    (In Thousands except for Per Share Data)


                                                                                     Three Months Ended
                                                                                        December 31,

                                                                                 1999                 1998
                                                                                 ----                 ----

Revenues:
  Interest and fees on real estate loans                                     $   1,521              $   2,099
  Operating income on real estate owned                                            188                    939
  Income from joint ventures                                                       114                      -
   Other, primarily investment income                                              502                    155
                                                                             ---------              ---------
          Total Revenues                                                         2,325                  3,193
                                                                             ---------              ---------

Expenses:
    Interest-notes payable and loans payable                                        22                    144
    Advisor's fee                                                                  132                    154
    General and administrative                                                     817                    686
    Other taxes                                                                     35                      -
    Operating expenses relating to real estate
     owned including interest on mortgages
      of $15 and $155                                                              127                    617
    Amortization and depreciation                                                   97                     85
                                                                             ---------              ---------
           Total Expenses                                                        1,230                  1,686
                                                                             ---------              ---------

Income  before gain on sale of real estate
   loans and foreclosed properties and
   available-for-sale securities                                                 1,095                  1,507
Net gain on sale of real estate loans and
  foreclosed properties held for sale                                              732                    986
Net realized gain on available-for-sale securities                                   -                    433
                                                                             ---------              ---------

Net Income                                                                   $   1,827              $   2,926
                                                                             =========              =========

Income per share of Beneficial Interest:
  Basic  and diluted earnings per share                                      $     .25              $     .41
                                                                             =========              =========








           See Accompanying Notes to Consolidated Financial Statements.



                                                 BRT REALTY TRUST AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            (Unaudited)
                                                      (Amounts In Thousands)

                                                                            Accumulated
                                                  Shares of     Additional    Other             Accum-
                                                  Beneficial     Paid-In   Comprehensive        ulated        Treasury
                                                   Interest      Capital      Income            Deficit        Shares      Total
                                                   --------      -------      ------            -------        ------      -----

Balances, September 30, 1999                       $26,665       $81,521    $        -         $(12,682)      $(14,880)   $80,624

Net income                                               -             -             -            1,827              -      1,827
    Other comprehensive income -
      net unrealized gain on
     available-for-sale securities                       -             -            96                -              -         96
                                                                                                                         --------
Comprehensive income                                     -             -             -                -              -      1,923
                                               ----------------------------------------------------------------------------------
Balances, December 31, 1999                        $26,665       $81,521    $       96         $(10,855)      $(14,880)   $82,547
                                               ==================================================================================









                    See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                         1999             1998
                                                                                         ----             ----

Cash flow from operating activities:
  Net income                                                                         $  1,827          $  2,926
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and depreciation                                                         97                85
     Gain on sale of real estate and  foreclosed properties                              (732)             (986)
     Gain on sale of available-for-sale securities                                          -              (433)
     Equity in earnings of unconsolidated entities                                       (114)                -
     Increase in interest and dividends receivable                                        (10)               (6)
     Increase in prepaid expenses                                                          (3)              (37)
     (Decrease) Increase in accounts payable
       and accrued liabilities                                                           (465)              102
     Increase (Decrease) in deferred revenues                                              46               (53)
     (Decrease) Increase in escrow deposits                                              (272)               55
     Increase in deferred costs                                                           (14)              (34)
     Decrease in receivable from venture partner                                        4,620                 -
    Net change in other assets                                                            215               668
                                                                                    ---------         ---------
Net cash provided by operating activities                                               5,195             2,287
                                                                                    ---------         ---------
Cash flows from investing activities:
  Collections from real estate loans                                                    5,926             9,787
  Additions to real estate loans                                                       (7,818)          (11,612)
   Net costs capitalized to real estate owned                                            (104)             (162)
  Proceeds from sale of real estate owned                                                 814               607
  Decrease in deposits payable                                                            (52)              (93)
  Purchase of marketable securities                                                    (4,618)                -
   Sales of marketable securities                                                           -             1,124
   Capital contributions to unconsolidated entities                                      (250)                -
                                                                                    ---------         ---------
Net cash used in investing activities                                                  (6,102)             (349)
                                                                                    ---------         ---------

Cash flow from financing activities:
  Payoff/paydown of loan and mortgages payable                                           (841)             (217)
  Repayment of note payable - credit facility                                            (121)                -
                                                                                    ---------         ---------
Net cash used in financing activities                                                    (962)             (217)
                                                                                    ---------         ---------
Net  (decrease) increase in cash and cash equivalents                                  (1,869)            1,721
Cash and cash equivalents at beginning of period                                       28,757            13,949
                                                                                    ---------         ---------
Cash and cash equivalents at end of period                                          $  26,888         $  15,670
                                                                                    =========         =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                $      29         $     314
                                                                                    =========         =========



            See Accompanying Notes to Consolidated Financial Statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 1999 and for the three months ended December 31, 1999 and 1998 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results for the full year.

Certain items on the consolidated financial statements for the preceding periods have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts of BRT Realty Trust, its wholly owned subsidiaries, and its majority-owned or controlled real estate entities. Investments in less than majority-owned entities have been accounted for using the equity method. Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT" or the "Trust".

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT's Annual Report on Form 10-K for the year ended September 30, 1999.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 2 - Shareholders' Equity

Per Share Data

Basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period which was 7,165,263 for both the three month periods ended December 31, 1999 and 1998. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BRT. For the three months ended December 31, 1999 and 1998 diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of the BRT's outstanding options using the treasury stock method which aggregated 7,249,712 and 7,178,668, respectively.

Note 3 - Real Estate Loans

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended December 31, 1999, interest income would have increased by approximately $39,000. During the three month period ended December 31, 1998 there were no non-interest earning loans.

Note 4 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three months ended December 31, 1999 and December 31, 1998, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, increased to $96,000 from $0 and increased $71,000 from $769,000 to $840,000, respectively.

Note 5 - Segment Reporting

Effective October 1, 1998, the Trust adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information. Statement 131 superseded FASB Statement No. 14 Financial Reporting for Segments of a Business Enterprise.
Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. The adoption of Statement No. 131 did not affect results of operations or financial position. As the Trust operates predominantly in one industry segment, it has determined that it has one reportable segment and operates primarily in one geographic location. Management believes it is in compliance with the standards established by Statement No. 131.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

BRT engages in the business of originating and holding for investment senior real estate mortgages, secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property and senior mortgage loans secured by unimproved real property. Its investment policy emphasizes short-term mortgage loans. Repayments of real estate loans in the amount of $32,551,000 are due during the twelve months ending December 31, 2000, including $1,324,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

On May 18, 1999 BRT entered into a $45,000,000 revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). The TransAmerica agreement is a revolving facility, which can be used for specific business purposes, the primary of which is lending. Borrowings under the facility are secured by specific receivables of BRT and its subsidiary, BRT Funding and the agreement provides that the amount borrowed will not exceed 80% of the value of the collateral. The revolving credit agreement sets forth certain parameters with respect to acceptable and unacceptable collateral. As of December 31, 1999 BRT had acceptable collateral which would permit BRT to borrow up to $11,600,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/2% or under certain circumstances at LIBOR + 3 1/4%. The interest rate at December 31, 1999 was 9.00%. Unused line fees are calculated at 1/8% on the difference between $45,000,000 (the maximum principal debt) and the average amount outstanding. The facility matures on May 17, 2002. The outstanding balance at February 10, 2000 was $116,000.

During the three months ended December 31, 1999, the Trust generated cash of $814,000 from the sale of real estate owned, $5,926,000 from collections from real estate loans and $4,620,000 from the payment of a receivable due from a venture partner. These funds in addition to cash on hand, were used primarily to fund real estate loan originations of $7,818,000, to paydown a mortgage payable of $841,000 to purchase securities of $4,618,000 and to paydown the credit facility by $121,000. BRT's cash and cash equivalents were $26,888,000 at December 31, 1999.

The Trust will satisfy its liquidity needs from cash and liquid investments on hand, the credit facility with TransAmerica, interest received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations
---------------------

Interest and fees on real estate loans decreased by $578,000 to $1,521,000 for the three months ended December 31, 1999 as compared to $2,099,000 for the corresponding period in 1998. The decrease was primarily due to a lower average balance of earning real estate loans and the payoff in full in the prior year quarter (principal and interest) of a loan that was previously deemed uncollectible. Real estate loan originations decreased in the latter part of 1999 primarily because of increased competition in the major market served by the Trust.

Operating income on real estate owned decreased by $751,000 to $188,000 for the three months ended December 31, 1999 as compared to $939,000 for the corresponding period in 1998. The decrease is primarily due to reduced rental income resulting from the contribution in September 1999 of an office property to an LLC. BRT retained a 50% interest in this property and now accounts for this property using the equity method of accounting.

Income from joint ventures increased from $0 in the three months ended December 31, 1998 to $114,000 for the three months ended December 31, 1999. This increase is primarily the result of the recognition of income from BRT's 50% interest in a joint venture.

Other revenues, primarily investment income increased by $347,000 to $502,000 for the three months ended December 31, 1999, as compared to $155,000 for the corresponding period in 1998. The increase is the result of increased interest on higher average balances of cash and short-term government securities and dividends on available-for-sale securities.

Interest expense on notes and loans payable decreased by $122,000 to $22,000 for the three months ended December 31, 1999 as compared to $144,000 for the corresponding period in 1998. The decrease was due to a lower average outstanding balance under the credit facility with TransAmerica and a decrease in mortgages payable.

The Advisor's fee decreased by $22,000 to $132,000 for the three-month period ended December 31, 1999 as compared to $154,000 for the corresponding period in 1998. The decrease was the result of a decrease in total invested assets, primarily real estate loans and real estate assets, the basis on which the fee is calculated.

General and administrative expenses increased by $131,000 to $817,000 for the three months ended December 31, 1999 as compared to $686,000 for the corresponding period in 1998. The increase was, primarily rent and costs associated with the Trust's expanded marketing efforts in order to generate new business and increased legal fees during the current quarter.

Operating expenses relating to real estate assets decreased by $490,000 to $127,000 for the three months ended December 31, 1999 as compared to $617,000 for the corresponding period in 1998. The decrease was primarily the result of the contribution of a significant property to an LLC in September 1999. BRT retained a 50% interest in the LLC and now accounts for this investment under the equity method of accounting.

Gain on sale of real foreclosed properties and available-for-sale investments was $732,000 for the three months ended December 31, 1999 as compared to $1,419,000 for the comparable period in 1998. In the prior year quarter BRT recorded gains on the sale of securities of $433,000. There were no comparable sales this quarter. It is the policy of BRT to offer for sale foreclosed property at prices that management believes represent fair value.




                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

On October 13, 1999 BRT filed an 8-K reporting the termination, by mutual agreement, on October 6, 1999 of a non binding Letter of Intent to acquire a controlling interest in Reliance Bank, an independent bank located in Westchester County.

On November 1, 1999 BRT filed an 8-K reporting the entering into an agreement on October 15, 1999, effective September 1, 1999, by a subsidiary of BRT with a subsidiary of KIMCO Realty Corporation to form a joint venture to own, operate and develop a corporate mall and retail center located in Dover, Delaware.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRT REALTY TRUST
                                   Registrant




February 10,  2000                               /s/ Jeffrey Gould
------------------                               -----------------
Date                                             Jeffrey Gould, President





February 10, 2000                                /s/ George Zweier
-----------------                                -----------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer