Form 10-Q
period 2000-03-31
BRT REALTY TRUST
filed 2000-05-11
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission File Number 1-7172


                                BRT REALTY TRUST
                                ----------------
             (Exact name of registrant as specified in its charter)

            Massachusetts                                 13-2755856
            --------------------------------------------------------
            (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)      Identification No.)

            60 Cutter Mill Road, Great Neck, NY                11021
            --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code (516) 466-3100
                                                           --------------
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                      7,165,263 Shares of Beneficial Interest,
                      $3 par value, outstanding on May 10, 2000

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

                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Amounts in Thousands except for Per Share Data)


                                                                              March 31,          September 30,
                                                                                2000                1999
                                                                                ----                ----
                                                                             (Unaudited)          (Audited)
                                     ASSETS

 Real estate loans - Note 3:
    Earning interest                                                          $ 39,540             $ 44,682
    Not earning interest                                                         2,835                    -
   Less allowance for possible losses                                            1,381                1,381
                                                                              --------             --------
                                                                                40,994               43,301
                                                                              --------             --------
  Real estate assets:
    Foreclosed properties held for sale                                          3,013                3,057
    Investment in unconsolidated entities                                        4,231                3,708
                                                                              --------             --------
                                                                                 7,244                6,765
    Less valuation allowance                                                       349                  349
                                                                              --------             --------
                                                                                 6,895                6,416
                                                                              --------             --------

  Cash and cash equivalents                                                     19,285               28,757
  Securities available-for-sale at market - Note 4                              18,203                    -
  Due from venture                                                                   -                4,620
  Other assets                                                                   1,549                1,515
                                                                              --------            ---------
          Total Assets                                                       $  86,926            $  84,609
                                                                             =========            =========

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Note payable - Credit facility                                           $     128            $     331
   Loans and mortgages payable                                                       -                  841
   Accounts payable and accrued liabilities,
     including deposits of $1,411 and $1,465                                     2,185                2,813
                                                                             ---------             --------
          Total Liabilities                                                      2,313                3,985
                                                                             ---------             --------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
    issued - 8,888  shares at each date                                         26,665               26,665
  Additional paid-in capital, net of
    distributions of $5,171                                                     81,521               81,521
  Accumulated other comprehensive income - net
    unrealized gain on available-for-sale securities                               187                    -
  Accumulated deficit                                                           (8,880)             (12,682)
                                                                              --------             --------
                                                                                99,493               95,504
Cost of 1,723 treasury shares of
  beneficial interest at each date                                             (14,880)             (14,880)
                                                                              --------             --------
            Total Shareholders' Equity                                          84,613               80,624
                                                                              --------             --------

            Total Liabilities and Shareholders' Equity                        $ 86,926             $ 84,609
                                                                              ========             ========

                                     See Accompanying Notes to Consolidated Financial Statements.


                                                   BRT REALTY TRUST AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                        AND ACCUMULATED DEFICIT
                                                              (Unaudited)
                                           (Amounts in Thousands except for Per Share Data)


                                                                          Three Months Ended                Six Months Ended
                                                                               March 31,                        March 31,
                                                                         2000            1999              2000             1999
                                                                         ----            ----              ----             ----

Revenues:
  Interest and fees on real estate loans                              $ 1,462           $ 1,927          $ 2,983           $ 4,026
  Operating income on real estate owned                                   230               913              418             1,852
  Equity in earnings in unconsolidated entities                           159                 -              273                 -
   Other, primarily investment income                                     928               162            1,430               317
                                                                      -------          --------          -------           -------
          Total Revenues                                                2,779             3,002            5,104             6,195
                                                                      -------           -------          -------           -------

Expenses:
    Interest-notes payable and loans payable                               18               135               40               279
    Advisor's fee                                                         140               162              272               316
    General and administrative                                            879               873            1,696             1,559
    Other taxes                                                            46                 -               81                 -
    Operating expenses relating to real estate
     owned including interest on mortgages
      of $-0- and $172 for the three-month periods                         78               564              205             1,181
      and $15 and $327 for the six-month periods,
      respectively
Amortization and depreciation                                              97                83              194               168
                                                                      -------           -------          -------            ------
           Total Expenses                                               1,258             1,817            2,488             3,503
                                                                      -------           -------          -------            ------
Income  before gain on sale of real estate
   loans and foreclosed properties and
   available-for-sale securities                                        1,521             1,185            2,616             2,692
Net gain on payoff of real estate loans                                     -                 -                -               900
Net gain on sale of foreclosed properties held
for sale                                                                  360               791            1,092               877
Net realized gain on sale of available-for
-sale securities                                                           94               207               94               640
                                                                      -------           -------          -------           -------

Net Income                                                            $ 1,975           $ 2,183          $ 3,802           $ 5,109
                                                                      =======           =======          =======           =======

Income per share of Beneficial Interest:
   Basic earnings per share                                           $   .28           $   .30          $   .53           $   .71
                                                                      =======           =======          =======           =======
   Diluted earnings per share                                         $   .27           $   .30          $   .52           $   .71
                                                                      =======           =======          =======           =======






          See Accompanying Notes to Consolidated Financial Statements.



                                                    BRT REALTY TRUST AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                             (Unaudited)
                                                       (Amounts in Thousands)




                                                                             Accumulated
                                                Shares of      Additional      Other            Accum-
                                                Beneficial      Paid-In     Comprehensive       ulated        Treasury
                                                 Interest       Capital        Income           Deficit        Shares       Total
                                                 --------       -------        ------           -------        ------       -----


Balances, September 30, 1999                       $26,665       $81,521    $        -         $(12,682)      $(14,880)    $80,624

Net income                                               -             -             -            3,802              -       3,802
    Other comprehensive income -
      net unrealized gain on
     available-for-sale securities                       -             -           187                -              -         187
                                                                                                                           -------
Comprehensive income                                     -             -             -                -              -       3,989
                                                   -------------------------------------------------------------------------------
Balances, March 31, 2000                           $26,665     $81,521      $      187        $(8,880)        $(14,880)    $84,613
                                                   ===============================================================================





           See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)


                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                       2000             1999
                                                                                       ----             ----

Cash flow from operating activities:
  Net income                                                                         $  3,802          $  5,109
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and depreciation                                                        194               168
     Net gain on payoff of real estate loans                                                -              (900)
     Net gain on sale of foreclosed properties held for sale                           (1,092)             (877)
     Net gain on sale of available-for-sale securities                                    (94)             (640)
     Equity in earnings of unconsolidated entities                                       (273)                -
     Increase in interest and dividends receivable                                       (413)              (73)
     Decrease in prepaid expenses                                                          24                18
     (Decrease) Increase in accounts payable
       and accrued liabilities                                                           (704)              284
     Increase in deferred revenues                                                         72                21
     (Decrease) Increase in escrow deposits                                               (79)              321
     Increase in deferred costs                                                           (18)             (108)
     Decrease in due from venture                                                       4,620                 -
     Net change in other assets                                                           245               623
                                                                                     --------          --------
Net cash provided by operating activities                                               6,284             3,946
                                                                                     --------          --------
Cash flows from investing activities:
  Collections from real estate loans                                                   23,724            11,762
  Additions to real estate loans                                                      (21,416)          (17,450)
  Net costs capitalized to real estate owned                                             (162)             (203)
  Proceeds from sale of real estate owned                                               1,230             1,913
  Increase (Decrease) in deposits payable                                                  84              (187)
  Purchase of marketable securities                                                   (18,899)                -
  Sales of marketable securities                                                          977             2,089
  Capital contributions to unconsolidated entities                                       (250)                -
                                                                                     --------          --------
Net cash used in investing activities                                                 (14,712)           (2,076)
                                                                                     --------          --------

Cash flow from financing activities:
  Payoff/paydown of loan and mortgages payable                                           (841)             (439)
  Repayment of note payable - credit facility                                            (203)                -
                                                                                     --------          --------
Net cash used in financing activities                                                  (1,044)             (439)
                                                                                     --------          --------
Net  (decrease) increase in cash and cash equivalents                                  (9,472)            1,431
Cash and cash equivalents at beginning of period                                       28,757            13,949
                                                                                     --------          --------
Cash and cash equivalents at end of period                                           $ 19,285          $ 15,380
                                                                                     ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                 $     68          $    616
                                                                                     ========          ========


            See Accompanying Notes to Consolidated Financial Statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
     As of and for the Three and Six Months ended March 31, 2000 and 1999

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2000 and for the three and six months ended March 31, 2000 and 1999 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results for the full year.

Certain items on the consolidated financial statements for the preceding periods have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts of BRT Realty Trust, its wholly owned subsidiaries, and its majority-owned or controlled real estate entities. Investments in less than majority-owned entities which the trust does not control but has the ability to exercise significant influence over its operating and financial policies have been accounted for using the equity method. Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT" or the "Trust".

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

Note 2 - Shareholders' Equity

Per Share Data

Basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period, which was 7,165,263 for both the three and six month periods ended March 31, 2000 and 1999. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BRT. For the three and six months ended March 31, 2000 and 1999 diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of BRT's outstanding options using the treasury stock method, which aggregated 7,253,541 and 7,251,627 and 7,202,494 and 7,188,374, respectively.

Note 3 - Real Estate Loans

If all loans classified as not-earning were earning interest at their contractual rates for the three and six months ended March 31, 2000, interest income would have increased by approximately $59,000 and $98,000, respectively. During the three and six month period ended March 31, 1999 there were no non-interest earning loans.

Note 4 - Available-For-Sale Securities

On March 13, 2000 BRT filed a Schedule 13D reporting that it had acquired 939,600 or approximately 6.27%, of the common shares of Entertainment Properties Trust, a real estate investment trust that specializes in the acquisition and ownership of entertainment related properties. These shares were purchased at an aggregate cost of $12,603,000. The funds used to make these purchases came from BRT's working capital.

On March 20, 2000 BRT filed an amendment to the Schedule 13D reporting that it had increased its holdings of Entertainment Properties Trust to 1,125,400 shares, or approximately 7.51%, of the common shares outstanding. As of March 31, 2000 BRT holds 1,225,000 shares of Entertainment Properties Trust representing 8.17% of the common shares outstanding. These shares, acquired as an investment, have a cost basis of $16,080,000 and a market value as of March 31,2000 of $16,155,000.

Note 5 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three and six months ended March 31, 2000, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, increased $91,000 to $187,000 from $96,000 and increased $187,000 from $-0- to $187,000, respectively. During the three and six months ended March 31, 1999 comprehensive income decreased $616,000 from $840,000 to $224,000 and decreased $545,000 from $769,000 to $224,000, respectively.

Note 6 - Segment Reporting

Effective October 1, 1998, the Trust adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information. Statement No. 131 superseded FASB Statement No. 14 Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. The adoption of Statement No. 131 did not affect the results of operations or financial position. As the Trust operates predominantly in one industry segment, it has determined that it has one reportable segment and operates primarily in one geographic location. Management believes it is in compliance with the standards established by Statement No. 131.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

BRT engages in the business of originating and holding for investment senior real estate mortgages, secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property and senior mortgage loans secured by unimproved real property. Its investment policy emphasizes short-term mortgage loans. Repayments of real estate loans in the amount of $23,824,000 are due during the twelve months ending March 31, 2001, including $6,302,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

BRT has invested a portion of its available cash in securities of other real estate investment trusts. The Management and Board of Trustees of BRT decided to make these investments because in their opinion (i) many publicly traded real estate investment trusts are significantly undervalued, (ii) the yields on real estate investment trusts is significantly greater than yields on other investments without a substantial increase in risk, and (iii) investments in real estate investment trusts are qualifying investments for REIT qualification purposes. At March 31, 2000 BRT had invested $18,016,000 in the securities of other real estate investment trusts (of which $16,078,000 is represented by shares of Entertainment Properties Trust) representing approximately 21% of total assets.

On May 18, 1999 BRT entered into a revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). The TransAmerica agreement is a revolving facility, which can be used for specific business purposes, the primary of which is lending. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 80% of the value of the collateral. The revolving credit agreement sets forth certain parameters with respect to acceptable and unacceptable collateral. As of March 31, 2000 BRT had provided collateral to Transamerica which would permit BRT to borrow up to $2,800,000 of a total potential availability of $45,000,000 under this facility. Interest is charged on the outstanding balance at prime plus 1/2% or under certain circumstances at LIBOR + 3 1/4%. The interest rate at March 31, 2000 was 9.50%. Unused line fees are calculated at 1/8% on the difference between $45,000,000 (the maximum principal debt) and the average amount outstanding. The facility matures on May 17, 2002. The outstanding balance at May 10, 2000 was $133,000.

During the six months ended March 31, 2000, the Trust generated cash of $1,230,000 from the sale of real estate owned, $23,724,000 from collections from real estate loans and $4,620,000 from the payment of a receivable due from a venture. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $21,416,000, to paydown a mortgage payable of $841,000, to purchase securities at a cost of $18,899,000 and to paydown the credit facility by $203,000. BRT's cash and cash equivalents were $19,285,000 at March 31, 2000.

The Trust will satisfy its liquidity needs from cash and liquid investments on hand, the credit facility with TransAmerica, interest received on outstanding real estate loans, net cash flow generated from the operation and sale of real estate assets and cash distributions from investments in the securities of other real estate investment trusts.

Results of Operations
---------------------

Interest on real estate loans decreased by $465,000 to $1,462,000 for the three month period ended March 31, 2000, as compared to $ 1,927,000 for the corresponding period in 1999. A decrease in the average balance of loans outstanding in the current quarter of approximately $7,400,000 resulted in a reduction of interest and fee income of $291,000. In the three month period ended March 31, 1999 BRT recognized income of $170,000 from the payoff of a loan previously deemed uncollectable. There was no comparable income item in the quarter ended March 31, 2000. In addition, interest income declined by $110,000, as a result of the sale of loan participations in the amount of $7,859,000 in the second half of the prior fiscal year. During the current quarter a non accruing loan caused a decrease in interest income of $60,000. These decreases were partially offset by increased commitment and extension fees of $108,000 recognized during the quarter from the early payoff of loans and from a $58,000 increase due to an increase in interest rates.

 For the six months ended March 31, 2000 interest and fees on loans declined $1,043,000 to $2,983,000 from $4,026,000. A decline in the average balance of loans outstanding of approximately $5,500,000 caused interest and fee income to decline by $465,000. Interest income also declined by $240,000 as a result of loan participations sold in the second half of the prior year. The prior year also contained interest income of $470,000 from the payoff in full of two loans previously deemed uncollectable. There was no comparable income item in the six months ended March 31, 2000. In the current fiscal year a loan with a balance of $2,835,000 was placed on non accrual status, further reducing interest income by $98,000. These declines were partially offset by $125,000 of increased fee income received in the current quarter from the early payoffs of loans and $105,000 received due to an increase in interest rates.

 Operating income on real estate owned, which is composed primarily of rental income, declined to $230,000 from $913,000 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. For the six months ended March 31, 2000 operating income on real estate owned declined $1,434,000 from $1,852,000 to $ 418,000. The decrease in both periods is due to the contribution in September 1999 of an office property to a limited liability company in which BRT retained a 50% interest. BRT accounts for the operations of the limited liability company using the equity method of accounting.

 Income from unconsolidated entities increased for the three months ended March 31, 2000 from -0- in the quarter ended March 31, 1999 to $ 159,000 in the current quarter. For the six months ended March 31, 2000 income from unconsolidated entities increased from -0- in the prior period to $273,000 in the current period. The increase in both periods is the result of the recognition of income from BRT's 50% interest in the limited liability company.

Other revenues, which is primarily composed of investment income, increased by $766,000 from $162,000 to $928,000 for the three months ended March 31, 2000. The average balance of investment assets increased by $20,368,000 accounting for $315,000 of the increase in investment income. The remaining $451,000 was primarily the result of the investment of funds in higher yielding real estate investment trust securities. For the six months ended March 31, 2000 other income increased by $1,113,000 from $ 317,000 to $1,430,000. Average earning assets increased by $17,733,000 resulting in increased interest income of $456,000. The investment of funds in higher yielding securities accounted for the remaining $657,000 of the increase.

  Interest expense on notes and loans payable decreased by $117,000 to $18,000 for the three month period ended March 31, 2000 as compared to $135,000 for the same period in 1999. During the six month period ended March 31, 2000 interest expense decreased by $239,000 from $279,000 to $40,000. The decline in both periods is the result of lower outstanding balances on the credit facility with Transamerica.

 The Advisor's fee decreased $22,000 to $ 140,000 for the three months ended March 31, 2000 from $162,000 in the corresponding period in 1999. For the six months ended March 31, 2000 the Advisor's fee decreased by $44,000 to $272,000 from $316,000. These declines were the result of a decrease in total invested assets, the basis on which the fee is calculated.

 General and administrative expenses increased slightly to $879,000 for the three months ended March 31, 2000 as compared to $873,000 for the corresponding period in 1999. For the six months ended March 31, 2000 this category increased $137,000 to $1,696,000 from $1,559,000 in the corresponding period in the prior year. The increase in general and administrative expenses in the six month period ended March 31, 2000 is due to professional expenses incurred in connection with a litigation in which BRT is involved as a defendant.

 Operating expenses relating to real estate assets decreased by $486,000 to $78,000 for the three months ended March 31, 2000 as compared to $564,000 for the corresponding period in 1999. Operating expenses decreased by $976,000 to $205,000 for the six months ended March 31, 2000 as compared to $1,181,000 for the corresponding period in 1999. The decrease for both periods is due to the contribution in September 1999 of an office property to a limited liability company in which BRT retained a 50% interest. BRT now accounts for the operations of this property using the equity method of accounting.

 Gain on the sale of real estate and foreclosed properties held for sale declined $431,000 to $360,000 for the three months ended March 31, 2000 from $ 791,000 in the comparable period in 1999. In the current period BRT sold five cooperative apartment units, previously acquired through foreclosure. For the six months ended March 31, 2000 this category declined $685,000 from $1,777,000 to $ $1,092,000. During this period BRT sold thirteen cooperative units, previously acquired through foreclosure. It is the policy of BRT to offer for sale foreclosed property at prices that management believes represents fair value and the decrease year over year reflects a decrease in the inventory of real estate assets available-for-sale.

 During the three month period ended March 31, 2000 gains on the sale of available-for-sale securities was $94,000 or a decline of $113,000 from $207,000 in the corresponding period of 1999. For the six months ended March 31, 2000 this category declined $546,000 to $94,000 from $640,000 in the corresponding period in 1999. During the three and six months ended March 31, 2000 BRT sold $977,000 worth of securities with a carrying value of $883,000.

                       PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


On March 13, 2000 BRT filed an 8-K reporting its acquisition of an aggregate of 939,000 common shares of beneficial interest of Entertainment Properties Trust, representing 6.27% of the outstanding shares of Entertainment Properties Trust.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRT REALTY TRUST
                              ----------------
                                 Registrant




May 11, 2000                                    /s/ Jeffrey Gould
------------                                    -------------------
Date                                            Jeffrey Gould, President





May 11, 2000                                     /s/ George Zweier
------------                                     -------------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer