Form 10-Q
period 2000-06-30
BRT REALTY TRUST
filed 2000-08-11
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission File Number 1-7172


                                BRT REALTY TRUST
                                ----------------
             (Exact name of registrant as specified in its charter)

            Massachusetts                                 13-2755856
            --------------------------------------------------------
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)

            60 Cutter Mill Road, Great Neck, NY              11021
            ------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code (516) 466-3100

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,165,263 Shares of Beneficial Interest,
                  $3 par value, outstanding on August 10, 2000

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

                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Amounts in Thousands except for Per Share Data)

                                                                               June 30,         September 30,
                                                                                 2000               1999
                                                                                 ----               ----
                                                                             (Unaudited)          (Audited)
                                     ASSETS

Real estate loans - Note 3:
 Earning interest including $950 and $-0-
  to BRT joint ventures                                                       $ 40,527             $ 44,682
 Not earning interest                                                            2,835                    -
Less allowance for possible losses                                               1,381                1,381
                                                                              --------             --------
                                                                                41,981               43,301
                                                                              --------             --------
  Real estate assets:
    Foreclosed properties held for sale                                          2,979                3,057
    Investment in unconsolidated entities                                        5,194                3,708
                                                                              --------             --------
                                                                                 8,173                6,765
    Less valuation allowance                                                       349                  349
                                                                              --------             --------
                                                                                 7,824                6,416
                                                                              --------             --------

  Cash and cash equivalents                                                     17,806               28,757
  Securities available-for-sale at market - Note 4                              20,554                    -
  Due from venture                                                                   -                4,620
  Other assets                                                                   1,887                1,515
                                                                              --------             --------
          Total Assets                                                        $ 90,052             $ 84,609
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Note payable - Credit facility                                            $    145             $    331
   Loans and mortgages payable                                                       -                  841
   Accounts payable and accrued liabilities,
     including deposits of $1,241 and $1,465                                     2,263                2,813
                                                                              --------             --------
          Total Liabilities                                                      2,408                3,985
                                                                              --------             --------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
    issued - 8,888  shares at each date                                         26,665               26,665
  Additional paid-in capital, net of
    distributions of $5,171                                                     81,521               81,521
  Accumulated other comprehensive income - net
    unrealized gain on available-for-sale securities                             1,106                    -
  Accumulated deficit                                                           (6,768)             (12,682)
                                                                              --------             --------
                                                                               102,524               95,504
Cost of 1,723 treasury shares of
  beneficial interest at each date                                             (14,880)             (14,880)
                                                                              --------             --------
            Total Shareholders' Equity                                          87,644               80,624
                                                                              --------             --------

            Total Liabilities and Shareholders' Equity                        $ 90,052             $ 84,609
                                                                              ========             ========

          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)
                (Amounts in Thousands except for Per Share Data)


                                                                          Three Months Ended                 Nine Months Ended
                                                                                June 30,                          June 30,
                                                                        2000              1999             2000              1999
                                                                        ----              ----             ----              ----

Revenues:
  Interest and fees on real estate loans                              $ 1,565           $ 1,744          $ 4,548           $ 5,770
  Operating income on real estate owned                                   283               943              701             2,795
  Equity in earnings in unconsolidated entities                           141                 -              414                 -
   Other, primarily investment income                                     868               237            2,298               554
                                                                     --------          --------          -------          --------
          Total Revenues                                                2,857             2,924            7,961             9,119

Expenses:
    Interest-notes payable and loans payable                               19               112               59               391
    Advisor's fee                                                         147               134              419               450
    General and administrative                                            967               722            2,663             2,281
    Other taxes                                                            50               114              131               114
    Operating expenses relating to real estate
     owned including interest on mortgages
      of $-0- and $161 for the three-month periods                         88               526              293             1,707
      and $15 and $488 for the nine-month periods,
      respectively
Amortization and depreciation                                              97                98              291               266
                                                                      -------           --------         -------            -------
           Total Expenses                                               1,368             1,706            3,856             5,209
                                                                      -------           --------         -------            ------
Income  before gain on sale of real estate
   loans and foreclosed properties and
   available-for-sale securities                                        1,489             1,218            4,105             3,910
Net gain on payoff of real estate loans                                     -                 -                -               900
Net gain on sale of foreclosed properties held
for sale                                                                  590               326            1,682             1,203
Net realized gain on sale of available-for
-sale securities                                                           33               229              127               869
                                                                      -------           -------          -------           -------

Net Income                                                            $ 2,112           $ 1,773          $ 5,914           $ 6,882
                                                                      =======           =======          =======           =======

Income per share of Beneficial Interest:
   Basic earnings per share                                           $   .29           $   .25          $   .82           $   .96
                                                                      =======           =======          =======           =======
   Diluted earnings per share                                         $   .29           $   .24          $   .81           $   .95
                                                                      =======           =======          =======           =======


           See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                              (Amounts in Thousands)




                                                                            Accumulated
                                                 Shares of      Additional      Other           Accum-
                                                 Beneficial      Paid-In    Comprehensive       ulated        Treasury
                                                  Interest       Capital       Income          Deficit         Shares        Total
                                                  --------       -------       ------          -------         ------        -----


Balances, September 30, 1999                       $26,665       $81,521     $       -         $(12,682)      $(14,880)     $80,624

Net income                                               -             -             -            5,914              -        5,914
    Other comprehensive income -
      net unrealized gain on
     available-for-sale securities                       -             -         1,106                -              -        1,106
                                                                                                                           --------
Comprehensive income                                     -             -             -                -              -        7,020
                                                   --------------------------------------------------------------------------------
Balances, June 30, 2000                            $26,665       $81,521       $ 1,106          $(6,768)      $(14,880)     $87,644
                                                   ================================================================================


          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)


                                                                                                  Nine Months Ended
                                                                                                       June 30,
                                                                                               2000                1999
                                                                                               ----                ----

Cash flow from operating activities:
  Net income                                                                                 $  5,914            $  6,882
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and depreciation                                                                291                 266
     Net gain on payoff of real estate loans                                                        -                (900)
     Net gain on sale of foreclosed properties held for sale                                   (1,682)             (1,203)
     Net gain on sale of available-for-sale securities                                           (127)               (869)
     Equity in earnings of unconsolidated entities                                               (414)                  -
     (Increase) Decrease in interest and dividends receivable                                    (566)                118
     Decrease in prepaid expenses                                                                  10                  66
     (Decrease) Increase in accounts payable
       and accrued liabilities                                                                   (311)                312
     Increase (Decrease) in deferred revenues                                                      92                  (9)
     (Decrease) Increase in escrow deposits                                                      (318)                 25
     Increase in deferred costs                                                                   (18)               (661)
     Decrease in due from venture                                                               4,620                   -
     Net change in other assets                                                                    14                 731
                                                                                           ----------          ----------
Net cash provided by operating activities                                                       7,505               4,758
                                                                                            ---------           ---------

Cash flows from investing activities:
  Collections from real estate loans                                                           28,538              19,066
   Sale of Senior Participating interest in loans                                                   -               7,860
   Additions to real estate loans                                                             (26,268)            (22,649)
   Additions to real estate loans - BRT joint ventures                                           (950)                  -
   Net costs capitalized to real estate owned                                                    (168)               (311)
  Proceeds from sale of real estate owned                                                       1,827               3,024
  Decrease in deposits payable                                                                    (13)               (305)
  Purchase of marketable securities                                                           (20,531)                  -
   Sales of marketable securities                                                               1,209               3,463
   Capital contributions to unconsolidated entities                                            (1,083)                  -
   Distributions from unconsolidated ventures                                                      10                   -
                                                                                             --------            --------
Net cash (used in) provided by investing activities                                           (17,429)             10,148
                                                                                             --------            --------

Cash flow from financing activities:
  Payoff/paydown of loan and mortgages payable                                                   (841)               (665)
  Repayment of note payable - credit facility                                                    (186)             (3,135)
                                                                                             --------            --------
Net cash used in financing activities                                                          (1,027)             (3,800)
                                                                                            ---------           ---------
Net  (decrease) increase in cash and cash equivalents                                         (10,951)             11,106
Cash and cash equivalents at beginning of period                                               28,757              13,949
                                                                                            ---------           ---------
Cash and cash equivalents at end of period                                                   $ 17,806            $ 25,055
                                                                                             ========            ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                       $       86          $      840
                                                                                           ==========          ==========

          See Accompanying Notes to Consolidated Financial Statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                        Notes  to  Consolidated  Financial
                   Statements  As of and for the  Three  and  Nine
                         Months ended June 30, 2000 and 1999

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2000 and for the three and nine months ended June 30, 2000 and 1999 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results for the full year.

Certain items on the consolidated financial statements for the preceding periods have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts of BRT Realty Trust, its wholly owned subsidiaries, and its majority-owned or controlled real estate entities. Investments in less than majority-owned entities, which the Trust does not control but has the ability to exercise significant influence over its operating and financial policies, have been accounted for using the equity method. Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT" or the "Trust".

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

Note 2 - Shareholders' Equity

Per Share Data

Basic earnings per share were determined by dividing net income for the period by the weighted average number of beneficial shares outstanding during each period, which was 7,165,263 for both the three and nine month periods ended June 30, 2000 and 1999. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue beneficial shares were exercised or converted into beneficial shares or resulted in the issuance of beneficial shares that then shared in the earnings of BRT. For the three and nine months ended June 30, 2000 and 1999 diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of beneficial shares outstanding plus the dilutive effect of BRT's outstanding options using the treasury stock method, which aggregated 7,247,240 and 7,250,164 and 7,241,882 and 7,202,132, respectively.

Note 3 - Real Estate Loans

If all loans classified as not-earning were earning interest at their contractual rates for the three and nine months ended June 30, 2000, interest income would have increased by approximately $59,000 and $156,000, respectively. During the three and nine month period ended June 30, 1999 there were no non-interest earning loans. Note 3 - Real Estate Loans - Continued

In the quarter ended June 30, 2000, BRT entered into two separate joint venture agreements in which BRT and an unaffiliated person each have a 50% interest. As part of these agreements BRT, in addition to making capital contributions, also made loans to these entities. At June 30, 2000 these loans totaled $950,000. For the three and nine months ended June 30, 2000 interest on these loans was immaterial.

Note 4 - Available-For-Sale Securities

On May 31, 2000 BRT filed an Amendment to Schedule 13D, initially filed on March 31, 2000, reporting its willingness to make a more significant investment in Entertainment Properties Trust ("EPR") and to seek Board representation, should such an investment be made. Prior to making this investment, BRT would require that EPR exempt BRT from the provisions of its Declaration of Trust, which limits acquisition by any person (which would include BRT) of in excess of 9.8% of the outstanding shares of EPR.

On June 6, 2000 an additional amendment to Schedule 13D was filed to report the sending of a letter dated May 31, 2000 to the Board of Trustees of EPR, requesting that the Board of Trustees exempt BRT (and the members of the group) from the ownership limitations contained in EPR's Amended and Restated Declaration of Trust.

As of June 30, 2000 BRT holds 1,347,800 shares of EPR representing 8.96% of the common shares outstanding. Other persons who may be deemed part of the Trust's group own .28% making the total 9.24%. These shares have a cost basis of $17,711,326 and a market value as of June 30,2000 of $18,617,161.

Note 5 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three and nine months ended June 30, 2000, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, increased $919,000 to $1,106,000 from $187,000 and increased $1,106,000 from $-0- to $1,106,000, respectively. During the three and nine months ended June 30, 1999 comprehensive income decreased $224,000 from $224,000 to $-0- and decreased $769,000 from $769,000 to $-0-, respectively.

Note 6 - Segment Reporting

Effective October 1, 1998, the Trust adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information. Statement No. 131 superseded FASB Statement No. 14 Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Trust. As the Trust operates predominantly in one industry segment, it has determined that it has one reportable segment and operates primarily in one geographic location. Management believes it is in compliance with the standards established by Statement No. 131.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

BRT engages in the business of originating and holding for investment senior real estate mortgages, secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property and senior mortgage loans secured by unimproved real property. Its investment policy emphasizes short-term mortgage loans. Repayments of real estate loans in the amount of $20,938,000 are due during the twelve months ending June 30, 2001, including $4,559,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

BRT has invested a portion of its available cash in securities of other real estate investment trusts. The Management and Board of Trustees of BRT decided to make these investments because in their opinion (i) many publicly traded real estate investment trusts are significantly undervalued, (ii) the yields on real estate investment trusts is significantly greater than yields on other investments without a substantial increase in risk, and (iii) investments in real estate investment trusts are qualifying investments for REIT qualification purposes. At June 30, 2000 BRT had invested $19,448,000 in the securities of other real estate investment trusts (of which $17,711,000 is represented by an investment in the shares of Entertainment Properties Trust) representing approximately 22% of total assets.

On May 18, 1999 BRT entered into a revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). The TransAmerica agreement is a revolving facility, which can be used for specific business purposes, the primary of which is lending. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 80% of the value of the collateral. The revolving credit agreement sets forth certain parameters with respect to acceptable and unacceptable collateral. As of June 30, 2000 BRT had provided collateral to Transamerica which would permit BRT to borrow up to $5,300,000 of a total potential availability of $45,000,000 under this facility. Interest is charged on the outstanding balance at prime plus 1/2% or under certain circumstances at LIBOR + 3 1/4%. The interest rate at June 30, 2000 was 10.00%. Unused line fees are calculated at 1/8% on the difference between $45,000,000 (the maximum principal debt) and the average amount outstanding. The facility matures on May 17, 2002. The outstanding balance at August 10, 2000 was $70,000.

During the nine months ended June 30, 2000, the Trust generated cash of $1,827,000 from the sale of real estate owned, $28,538,000 from collections from real estate loans and $4,620,000 from the payment of a receivable due from a venture. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $27,218,000, including $950,000 to BRT joint ventures, to paydown a mortgage payable of $841,000, to purchase securities at a cost of $20,531,000, to contribute $1,083,000 to joint ventures and to paydown the credit facility by $186,000. BRT's cash and cash equivalents were $17,806,000 at June 30, 2000.

The Trust will satisfy its liquidity needs from cash and liquid investments on hand, the credit facility with TransAmerica, interest received on outstanding real estate loans, net cash flow generated from the operation and sale of real estate assets and cash distributions from investments in the securities of other real estate investment trusts.

Results of Operations

Interest and fees on real estate loans decreased by $179,000 to $1,565,000 for the three month period ended June 30, 2000, as compared to $1,744,000 for the corresponding period in 1999. A decrease in the average balance of loans outstanding in the current quarter of approximately $6,900,000 resulted in the reduction of interest income of $215,000. This decrease in the average balance of loans outstanding also resulted in decreased fee income for the quarter of $43,000. During the current quarter a non-accruing loan caused a decrease in interest income of $60,000 as compared to the quarter ended June 30, 1999. In addition, in the prior year's quarter BRT received income of $20,000 due to the prepayment of a loan. These declines in interest and fees on real estate loans in the current quarter were partially offset by an increase of $159,000 attributable to an increase in interest rates earned on the loan portfolio.

 For the nine months ended June 30, 2000 interest and fees on real estate loans decreased $1,222,000 to $4,548,000 from $5,770,000. A decrease in the average balance of loans outstanding of approximately $5,600,000 caused interest and income to decline by $706,000. Interest income also declined by $249,000 as a result of loan participations sold in the second half of the prior year. The prior year's nine month period also contained interest income of $470,000 from the payoff in full of two loans previously deemed uncollectable. In the current fiscal year a loan with a balance of $2,835,000 was placed on non-accrual status, further reducing interest income by $156,000. These declines were offset by increased interest of $361,000, the result of higher interest rates earned on the portfolio and the receipt of deferred income of $88,000 upon the payoff of a loan. In addition, fee income in the nine month period declined by $139,000 due to the reduced level of loans outstanding. This amount was offset by a $49,000 increase in income received due to loan prepayments and extension and loan servicing fees.

 Operating income on real estate owned, which is composed primarily of rental income, declined to $283,000 from $943,000 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. For the nine months ended June 30, 2000 operating income on real estate owned declined $2,094,000 from $2,795,000 to $701,000. The decrease in both periods is primarily due to the contribution in September 1999 of an office property to a limited liability company in which BRT retained a 50% interest. BRT accounts for the operations of the limited liability company using the equity method of accounting.

 Income from unconsolidated entities increased for the three months ended June 30, 2000 from -0- in the quarter ended June 30, 1999 to $141,000 in the current quarter. For the nine months ended June 30, 2000 income from unconsolidated entities increased from -0- in the prior period to $414,000 in the current period. The increase in both periods is primarily the result of the recognition of income from BRT's 50% interest in the limited liability company.

Other revenues, which is primarily composed of investment income, increased by $631,000 from $237,000 to $868,000 for the three months ended June 30, 2000. The average balance of investment assets increased by $15,824,000 accounting for $279,000 of the increase in investment income. The remaining $352,000 was primarily the result of the investment of funds in higher yielding real estate investment trust securities. For the nine months ended June 30, 2000 other income increased by $1,744,000 from $554,000 to $2,298,000. Average earning assets increased by $17,096,000 resulting in increased interest income of $860,000. The investment of funds in higher yielding securities accounted for the remaining $884,000 of the increase.

Interest expense on notes and loans payable decreased by $93,000 to $19,000 for the three month period ended June 30, 2000 as compared to $112,000 for the same period in 1999. During the nine month period ended June 30, 2000 interest expense decreased by $332,000 from $391,000 to $59,000. The decline in both periods is the result of lower outstanding balances on the credit facility with Transamerica.

 The Advisor's fee increased $13,000 to $ 147,000 for the three months ended June 30, 2000 from $134,000 in the corresponding period in 1999. This increase is the result of an increase in total invested assets, the basis on which the fee is calculated. For the nine months ended June 30, 2000 the Advisor's fee decreased by $31,000 to $419,000 from $450,000. This decline was the result of a decrease in total invested assets.

 General and administrative expenses increased $245,000 to $967,000 for the three months ended June 30, 2000 as compared to $722,000 for the corresponding period in 1999. For the nine months ended June 30, 2000 this category increased $382,000 to $2,663,000 from $2,281,000 in the corresponding period in the prior year. The increase in general and administrative expenses for both the three and nine month periods ended June 30, 2000 is due to professional expenses incurred in connection with a litigation relating to a property disposition in which BRT is involved as a defendant.

 Other taxes declined $64,000 from $114,000 for the three months ended June 30, 1999 to $50,000 for the three months ended June 30, 2000. For the nine months ended June 30, 2000 this category increased $17,000 to $131,000 from $114,000 in the prior period. This category represents alternative minimum tax which the Trust is subject to.

 Operating expenses relating to real estate assets decreased by $438,000 to $88,000 for the three months ended June 30, 2000 as compared to $526,000 for the corresponding period in 1999. Operating expenses decreased by $1,414,000 to $293,000 for the nine months ended June 30, 2000 as compared to $1,707,000 for the corresponding period in 1999. The decrease for both periods is due to the contribution in September 1999 of an office property to a limited liability company in which BRT retained a 50% interest. BRT now accounts for the operations of this property using the equity method of accounting.

 For the three months ended June 30, 2000 amortization was relatively unchanged going from $98,000 in the prior period to $97,000 in the current period. For the nine months ended June 30, 2000 this category increased $25,000 to $291,000 from $266,000 in the prior period. This increase was caused by the increase in amortization of the costs incurred in obtaining a credit line with TransAmerica.

 For the nine months ended June 30, 2000 net gain on payoff of real estate loans declined from $900,000 to $-0-. In the prior period a loan previously written off was paid in full. There was no comparable item in the current period.

Gain on the sale of real estate and foreclosed properties held for sale increased $264,000 to $590,000 for the three months ended June 30, 2000 from $326,000 in the comparable period in 1999. In the current period BRT sold six cooperative apartment units previously acquired through foreclosure. BRT also recognized a tax refund on a property sold in a prior period. For the nine months ended June 30, 2000 this category increased $479,000 from $1,203,000 to $ $1,682,000. During this period BRT sold nineteen cooperative units previously acquired through foreclosure.

 During the three month period ended June 30, 2000 gains on the sale of available-for-sale securities was $33,000 or a decline of $196,000 from $229,000 in the corresponding period of 1999. For the nine months ended June 30, 2000 this category declined $742,000 to $127,000 from $869,000 in the corresponding period in 1999.

During the three month period ended June 30, 2000 BRT sold securities with a carrying value of $199,000 for $232,000. For the nine month period securities with a carrying value of $1,082,000 were sold for $1,209,000.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRT REALTY TRUST
                                   Registrant




August 11, 2000                                  /s/ Jeffrey Gould
---------------                                  -----------------
Date                                             Jeffrey Gould, President





August 11, 2000                                  /s/ George Zweier
---------------                                  -----------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRT REALTY TRUST
                                   Registrant




August 11, 2000
---------------                                  -------------------------
Date                                             Jeffrey Gould,  President





--------------                                  -------------------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer