Form 10-K
period 2000-09-30
BRT REALTY TRUST
filed 2000-12-21
CIK 14846

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

                 For the fiscal year ended September 30, 2000
                                          ------------------

                                     or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                             Commission file number 1-7172

                               BRT REALTY TRUST
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                                   13-2755856
-------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S employer
 of incorporation or organization)                           identification no.)

60 Cutter Mill Road, Great Neck, New York                                11010
------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code                516-466-3100
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


                                      NONE
------------------------------------------------------------------------
                                (Title of Class)

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

                                Yes  X         No
                                    ---           ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of voting stock of the registrant held by non-affiliates was approximately $23,675,000 as of December 1, 2000.

         As of December 1, 2000 the registrant had 7,170,263 Shares of Beneficial interest out-standing, excluding treasury shares.

                        Documents Incorporated By Reference


PART III

Item 10 -    Directors and Executive Officers      To be included in
             of the Registrant                     the Proxy Statement
                                                   to be filed pursuant
Item 11 -    Executive Compensation                to Regulation 14A
                                                   not later than
Item 12 -    Security Ownership of Certain         January 29, 2001,
             Beneficial Owners and Management      except for information
                                                   concerning executive
Item 13 -    Certain Relationships and Related     officers, which is
             Transactions                          included in Part I.


PART IV - See Item 14.

                           Forward-Looking Statements

         This Annual Report on Form 10-K, together with other statements and information publicly disseminated by BRT Realty Trust ("BRT" or the "Trust"), contains certain-forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. BRT intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements which are based on certain assumptions and describe BRT's future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Trust's control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (1) general economic conditions affecting the New York Metropolitan Area and other geographic areas in which BRT has involvement, (2) general and local real estate conditions, (3) changes in governmental laws and regulations, (4) the level and volatility of interest rates, and (5) increased competition from entities engaged in mortgage lending. Accordingly, there can be no assurance that the Trust's expectations will be realized.

                                     PART 1
Item l.  Business.
         --------

General

         BRT is a real estate investment trust organized in 1972 under the laws of the Commonwealth of Massachusetts (all references herein to "BRT" or the "Trust" include BRT's wholly-owned subsidiaries). BRT's primary business activity is to originate and hold for investment for its own account, senior real estate mortgage loans secured by income producing real property and, to a lesser extent, junior real estate mortgage loans secured by income producing real property and senior mortgage loans secured by undeveloped real property. BRT emphasizes loans with terms ranging from six months to three years to persons requiring short term funds, among other reasons, for the acquisition of a property, the purchase (normally at a discount) of a mortgage applicable to a property owned by the borrower, rehabilitating or renovating a property or converting a commercial property to residential use. BRT does not finance new construction. During the fiscal year ending September 30, 2000 ("Fiscal 2000"), BRT also originated for its own account participating mortgage loans and became an equity participant in joint ventures which acquired real property (see "Investment Policy" below).

         At September 30, 2000 BRT had $43,663,000 principal amount of loans outstanding, of which 71% were secured by properties located in New York City, Nassau and Suffolk counties. During Fiscal 2000, BRT originated $31,865,000 principal amount of loans, it had payoffs and paydowns of $32,884,000 principal amount of loans and it earned $775,000 of loan related fees.

         Substantially all mortgage loans originated and held by BRT bear interest at a floating rate related to the prime rate. The interest rate adjusts when the prime rate changes. Interest on mortgage loans held by BRT is payable monthly and BRT usually holds escrows, also paid monthly, for real estate taxes and insurance (casualty and liability) premiums. BRT receives a commitment fee on all mortgage loans it originates and usually receives an extension fee in connection with the extension of a loan. These fees are generally paid at the time a loan is funded or extended. Commitment and extension fees are taken into income over the life of the commitment and/or the loan. If a loan is not taken by the borrower, the fee is recognized at the expiration of the commitment. A non-refundable processing fee (which includes an advance against projected legal fees to be incurred by BRT and other projected miscellaneous costs) is received on substantially all commitments.

         In the fiscal year ended September 30, 1998 ("Fiscal 1998"), BRT, through BRT Funding Corp. (a wholly-owned subsidiary), originated longer term senior real estate mortgage loans secured by income producing real property, primarily multi-family properties. These loans provide for a fixed rate of interest, had an initial five-year term and provide for amortization of principal over 20 to 25 years. The borrower is usually afforded the option to extend the loan for an additional five years at a market rate of interest. In the fiscal year ended September 30, 1999 ("Fiscal 1999") BRT Funding Corp. sold to a banking institution, at par, senior participations in $9,399,000 principal amount of loans originated by it, with BRT Funding Corp. retaining a junior participation in the loans sold. The senior participant acquired, at par, between 70% and 90% of the face value of each loan purchased, with BRT Funding Corp. retaining between 10% and 30%. The interest rate paid to the institution acquiring the senior participation is somewhat less than the interest rate provided for in the applicable loan documents, thereby enhancing the return to BRT on the retained junior position. Since the junior position is subordinate to the payment in full of the senior position, it is a riskier investment and in the event of a default under the mortgage, BRT will have to determine if it will protect its position by paying out the senior portion and in the event of a default it may lose all or part of its investment. At September 30, 2000, $6,234,000 principal amount of loans originated by BRT Funding Corp. and $628,000 principal amount of junior participations in loans originated by BRT Funding Corp., were held in BRT's mortgage portfolio. In view of the highly competitive market for this conventional lending activity, BRT Funding Corp. has not been active in this market since December 1998.

         At September 30, 2000 BRT's mortgage portfolio consisted of 43 mortgage loans totaling $42,282,000 in aggregate principal amount (net of allowances of $1,381,000), representing 48% of BRT's total assets. At September 30, 2000 all outstanding loans, except for two first mortgage loans in the principal amount of $2,615,000 (net of an allowance of $635,000) were earning interest. The two mortgage loans not earning interest represent 6.2% of the outstanding loan portfolio and 3% of total assets at September 30, 2000. BRT expects to recover at least the full principal amount (net of allowances) and any unpaid interest on these two non-earning loans. Of the principal amount of loans outstanding at September 30, 2000, 90% represented first mortgage loans and 10% represented second mortgage and wrap-around loans and junior participations in loans originated by BRT Funding Corp. There were no loans outstanding secured by undeveloped real property.

         In Fiscal 2000, in addition to originating mortgage loans, BRT was engaged in managing its loan portfolio, supervising and maintaining assets owned by BRT, supervising the activities of joint ventures in which BRT is involved as an equity participant and leasing and selling real estate assets. Approximately, 14% of BRT's total assets at September 30, 2000 or an aggregate of $11,976,000 (after valuation allowances) was represented by real estate assets, including investments in joint ventures. Approximately 27% of BRT's net investment assets (either real estate loans or real estate assets) related to cooperative apartments at September 30, 2000.

         In Fiscal 1999 and Fiscal 2000, the Trust experienced an increased level of competition in mortgage lending activities. The competition was primarily in terms of rate and in the amounts lenders were willing to lend vis-a-vis the underlying value of the real estate (loan to value ratio). BRT adhering to its underwriting policies, originated approximately the same principal amount of new loans in Fiscal 1999 and Fiscal 2000 as there were principal repayments. As a result of this factor and cash generated in Fiscal 1999 from operations and the sale of securities, real property and senior loan participations, BRT had $28,757,000 of cash and cash equivalents, available on October 1, 1999, which amount increased in the first quarter of the 2000 Fiscal Year.

         In December 1999 (the first quarter of the 2000 Fiscal Year), BRT's management recommended to its Board of Trustees and the Board of Trustees authorized the investment of a portion of BRT's available cash in securities of other publicly traded real estate investment trusts. The recommendation of management and the authorization by the Board of Trustees was based on the following considerations: (1) in the opinion of management and the Board of Trustees the securities of many publicly traded real estate investment trusts were significantly undervalued; (2) the yields on the securities of real estate investment trusts was significantly greater than the yields obtainable from other REIT qualifying investments without a substantial increase in risk, and
(3) investments in the securities of other real estate investment trusts are qualifying investments for REIT qualification purposes. Purchases of securities of other publicly traded real estate investment trusts commenced in December 1999, subsequent to the Board's authorization. At September 30, 2000, BRT's balance sheet reflects an investment of $16,310,000 in the securities of other real estate investment trusts (18% of total assets), of which $14,403,000 (16% of total assets) represents an investment in the common shares of Entertainment Properties Trust ("EPR"). BRT currently owns 1,355,600 shares of Common Stock of EPR, or 9.24% of EPR's outstanding shares, at a cost of $17,806,000. At September 30, 2000, BRT has an unrealized loss on its investment in EPR of $3,403,000, offset by a $270,000 unrealized gain in the securities of other real estate investment trusts. For a further discussion of BRT's investment in EPR and the business of EPR, see "Investment in EPR" below.

         With respect to real estate which BRT has taken back in foreclosure or deed in lieu thereof, it has been BRT's policy to offer for sale all such real estate at prices which management believes represents fair value in the geographic area in which the property is located. In the year ended September 30, 2000, BRT sold shares (and assigned the related proprietary leases) in cooperative apartments resulting in net proceeds of approximately $1,873,000 and gain on sale of $1,715,000. There were no other sales of real estate assets in Fiscal 2000.

Investment Policy
-----------------

         BRT's investment policy emphasizes short-term senior real estate mortgage loans secured by first liens on income producing real property. BRT will also make junior real estate loans secured by income producing real property and from time-to-time senior real estate mortgage loans secured by undeveloped real property. Junior mortgage loans are subordinate to one or more prior liens. Junior mortgage loans may be wrap-around loans which are subject to prior underlying mortgage indebtedness. In the case of a wrap-around mortgage loan, the principal amount on which interest payable is calculated is the outstanding balance under the prior existing mortgage loan plus the amount actually advanced under the wrap-around loan. The terms of a wrap-around loan normally require that a borrower make principal and interest payments directly to BRT and BRT in turn pays the holder of the prior mortgage loan.

         The Trust also originates participating mortgage loans. A participating mortgage loan provides for a floating interest rate (related to the prime rate) which is usually at a somewhat lesser base rate than the rate charged by BRT on short term mortgages, will usually be for a longer term and will provide for payment of "additional interest" either at the time of the sale or refinancing of the property securing the loan or at the maturity of the loan. The additional interest can be calculated based on the incremental value of the property securing the mortgage, the period of time the loan is outstanding, profit generated by the borrower on the sale of the property securinig the loan or other negotiated criteria. At September 30, 2000 BRT had $9,260 ,000 of participating mortgage loans outstanding. A participating mortgage loan in the principal amount of $7,710,000 was repaid in full in November, 2000, with BRT receiving "additional interest" of $710,000 from this transaction.

         In Fiscal 2000, the Trust originated short term mortgage loans (first and second mortgage loans) to joint ventures in which BRT became an equity venturer. BRT was presented with opportunities in Fiscal 2000 to originate loans secured by real property and to make an equity investment in such real property assets. In a limited number of situations, after underwriting and evaluating the investment and determining that the investment provided an opportunity for above market returns, BRT made an equity investment in some such properties on a pari passu basis with its borrower, and made a short term loan to the venture. At September 30, 2000, as a consequence of transactions concluded in Fiscal 2000, BRT had $955,380 invested in unconsolidated joint ventures and $850,000 of second mortgage loans outstanding to these joint ventures (after repayment during the year of $100,000). In Fiscal 2000, BRT also invested $1,138,000 in a consolidated joint venture and advanced to the venture a mortgage loan in the principal amount of $2,400,000 to acquire this property. Subsequent to the end of Fiscal 2000, a first mortgage from an unaffiliated party was placed on this property, and BRT's advance was repaid in full. A mortgage loan to a joint venture is secured by the property owned by the venture. In these joint venture transactions, the BRT loan must be paid in full before any distributions can be made to joint venturers.

         BRT has no fixed policy or limitation upon the amount or percentage of its assets which it may invest in a single mortgage loan. During the year ended September 30, 2000 the average loan originated was approximately $1,900,000 and the largest loan originated was $7,750,000. It is not the present intent of BRT's management to cause BRT to invest in any mortgages secured by property located outside the United States and Puerto Rico.

         Loan approvals and approval of joint venture investments of the type described above are based on a review of an application that is prepared and submitted by the proposed borrower, site visits to the property by at least two officers of BRT, a title review of the underlying property, in-house property appraisals, a review of the results of operations of the property, the financial statement of the prospective borrower, and final approval by a loan committee made up of executive officers of BRT. In addition, in most instances, BRT has an engineering inspection and a Phase I environmental study conducted. BRT does not require a property appraisal by an independent appraiser.

         BRT uses its own capital for investing in mortgage loans. In addition, it has arranged for a credit facility to make funds available for real estate mortgage lending. In May, 1999 BRT entered into a revolving credit agreement
("Credit    Agreement")   with   TransAmerica    Business   Credit   Corporation
("TransAmerica"), which provides that it may borrow a maximum of $45,000,000 on a revolving basis (funds can be borrowed, repaid and borrowed again). The credit facility matures May 18, 2002. BRT pays a fee ("unused fee") to TransAmerica of
 .125% per annum, payable monthly, on the difference between the loan balance and the maximum loan amount of $45,000,000. Borrowings under the Credit Agreement bear interest at either Libor plus 3.25% or prime plus .50%, adjusted monthly. Subject to certain timing and size requirements BRT can choose between the two interest rates. The loan is collateralized by specific receivables and BRT's equity in specific real property. The loan amount can never exceed 80% of approved collateral. BRT can substitute collateral for pledged collateral. The Trust is required to maintain a $70,000,000 tangible net worth (as defined) and it cannot permit the interest coverage ratio (net income plus interest expense to interest expense) to be less than 1.75:1.00 over specified periods. The Credit Agreement contains additional affirmative and negative covenants, all of which have been and continue to be met. As at September 30, 2000 there was $3,400,000 available for borrowing under the Credit Agreement and $88,000 outstanding. Additional collateral is being reviewed by TransAmerica for approval, which should, in the normal course, increase the amount available for borrowing.

         The mortgage loans which BRT originates are usually with full recourse, but are not insured, in whole or in part, as to collectability. BRT will obtain a personal guarantee or "walk-away guarantee" from the principal or principals of the borrower for most loans originated. A "walk-away guarantee" provides in substance that the guarantee terminates if the borrower conveys the property to BRT, provided that at the time of conveyance interest and amortization payments to BRT are current, real estate taxes are current and outstanding bills related to the property's operations are current. The "walk-away guarantee" is intended to provide an incentive to the principals of a borrower to deed a property to BRT, thereby eliminating the need for foreclosure, in situations in which the borrower is not financially able or capable of operating the property on a cash flow positive basis and runs the risk of losing the property in a foreclosure.

         In the event of a default by the borrower on a mortgage loan, BRT will foreclose the mortgage or seek to protect its investment through negotiations with the borrower and or other interested parties, which may involve further cash outlays. During a mortgage foreclosure proceeding BRT will usually not receive interest payments under its mortgage. Foreclosure proceedings in certain jurisdictions, including New York state, can take a considerable period of time (two years or more in many instances). In addition, if the borrower files for protection under the federal bankruptcy laws during the foreclosure process, delays may be longer. In a foreclosure proceeding, BRT will seek to have a receiver appointed by the Court or an independent third party property manager appointed (with the borrower's agreement) in order to preserve the rental income stream and provide for the maintenance of the property. At the conclusion of the foreclosure or negotiated workout process (after the property is sold at auction to a third party purchaser or acquired by BRT or another investor or the workout process results in the borrower or its designee retaining the property) the amounts collected by the receiver or the third party manager, less costs and expenses of operating the property and the receiver's or manager's fees, are usually paid over to BRT. During the year ended September 30, 2000 no foreclosure proceedings were commenced, but one foreclosure proceeding involving a first mortgage loan with an unpaid principal balance of $3,400,000 was pending. The current carrying value of this loan is $2,835,000.

         In  instances  in which BRT  invests in junior  mortgage  loans,  sells senior participations in loans (retaining the junior position) or invests in wrap-around loans, the mortgages securing BRT's loans are subordinate to the liens of senior mortgages or senior participations. At September 30, 2000 approximately 10% of BRT's real estate mortgages were represented by junior mortgages, junior participations or wrap-around mortgage loans. Although the Trust seeks to protect itself by obtaining title insurance in connection with each loan it originates, in certain circumstances a mortgage owned by BRT may be subordinate to mechanics liens or government liens. In the event the underlying asset value is not sufficient to satisfy both the senior and junior lienholder, the junior lienholder could lose all or a portion of its investment. In certain cases, BRT may find it advisable to make additional payments in order to maintain the current status of prior liens or to discharge them entirely or to make working capital advances to support current operations. It is possible that the total amount which may be recovered in cases in which BRT holds a junior lien or junior participation may be less than its total investment less allowances for possible losses.

Current Loan Status
-------------------

         As of September 30, 2000 BRT had 43 mortgage loans in its mortgage portfolio, totaling $43,663,000 in aggregate principal amount and $42,282,000 after allowances for possible losses of $1,381,000. During the year ended September 30, 2000 $31,865,000 of mortgage loans were originated and $32,884,000 of outstanding loans were repaid in whole or in part. The three largest mortgage loans outstanding at September 30, 2000 represent 8.7%, (repaid in full on November 1, 2000), 3.9% and 2.9%, respectively, of the BRT's total assets. No other mortgage loan accounted for more than 2.7% of BRT's total assets at September 30, 2000.

 Information regarding BRT's mortgage loans outstanding at September 30, 2000:

                                                                        Prior       No. of
                                                         Total(1)       Liens        Loans
                                                         --------       -----        -----
                                                                (Amounts in thousands)
First Mortgage Loans:
     Long-term:
          Residential                                     2,968             -           6
          Shopping centers                                4,603             -           5
     Short-term (five years or less):
          Shopping centers/retail                         2,329             -           4
          Industrial  buildings                           3,300             -           2
          Office buildings                                3,955             -           4
          Residential  (multiple family units)           18,067             -          10
          Hotel                                           3,890             -           2
          Miscellaneous                                     182             -           2
Second Mortgage Loans,
     wraparound mortgages and
     junior participations                                4,369        19,141 (2)       8
                                                      ---------        ------           -
                                                        $43,663       $19,141          43
                                                         ======       =======          ==

         (1) Except for two loans in the outstanding amount of $3,250,000 (net of allowances), all loans outstanding at September 30, 2000 were earning interest.

         (2) Includes $5,652,000 of senior participations. BRT holds junior participations of $628,000 in these loans.

         At September 30, 2000 and 1999 BRT had allowances for possible losses on its real estate mortgage loans of $1,381,000. In determining the allowance for possible loan losses, BRT takes into account numerous factors including a market evaluation of the underlying collateral, the underlying property's estimated cash flow during the projected holding period and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less estimated selling costs. BRT also takes into account the extent of liquidity in the real estate industry, particularly in the New York metropolitan area, where approximately 71% of the portfolio is located. Management reviews the loan portfolio on a quarterly basis to determine if allowances are needed.

         When a mortgage loan is in default, BRT may acquire the underlying property through foreclosure or may take other legal action as is necessary to protect its investment. In negotiated workouts BRT seeks to acquire title to a property and in certain cases affords the borrower the opportunity to reacquire the property at a fixed price over a specified period of time.

Investment in EPR
-----------------

As of September 30, 2000, BRT owned 1,355,600 common shares of Entertainment Properties Trust (NYSE:EPR), constituting approximately 9.24% of the 14,679,549 common shares of EPR outstanding. The shares were purchased for a total consideration of $17,806,000, or an average cost of $13.14 per share. BRT has advised EPR that it desires to make a more significant investment in EPR and to have two of its designees elected to the Board of Directors of EPR. In order for BRT to make an additional investment in EPR shares, EPR would have to waive a provision of its Amended and Restated Declaration of Trust which effectively limits ownership to 9.8% in number of shares or value of outstanding shares of any class of common stock or preferred stock of EPR. BRT has advised EPR in writing that the stated reason for the 9.8% ownership limitation, to insure that the five or fewer rule contained in Section 856 of the Internal Revenue Code is not compromised, is not applicable to BRT since BRT is a REIT with many shareholders and therefore BRT is not deemed to be one owner or holder of shares but its ownership is "sprinkled" down to its "shareholders". EPR has to date rejected BRT's request to make an additional investment in EPR, to have the 9.8% limitation waived as it relates to BRT, and to have its designees elected to EPR's Board of Directors. BRT intends to propose one of BRT's designees for election to the EPR Board at the next Annual Meeting of Shareholders of EPR, which is scheduled to be held in May, 2001.

EPR's Annual Report on Form 10K for the year ended December 31, 1999 states the following with respect to EPR's business:

"Entertainment Properties Trust ("Company") was formed on August 22, 1997 as a Maryland real estate investment trust ("REIT") to capitalize on the opportunities created by the development of destination entertainment and entertainment-related properties, including megaplex movie theatre complexes. The Company completed an initial public offering ("IPO") of its common shares of beneficial interest ("Shares") on November 18, 1997. The Company is the first publicly-traded REIT formed exclusively to invest in entertainment-related properties.

The Company is a self-administered REIT. As of December 31, 1999, the Company's real estate portfolio was comprised of 23 megaplex theatre properties located in eleven states and one entertainment-theme related center ("ETRC") development property located in Westminister, Colorado. The Company also owns land parcels and related properties adjacent to several of its theatre properties. The Company's theatre properties are leased to leading theatre operators, including American Multi-Cinema, Inc. ("AMC"), a subsidiary of AMC Entertainment, Inc. ("AMCE"), Consolidated Theatres ("Consolidated"), Muvico Entertainment LLC ("Muvico"), Edwards Theatre Circuits, Inc. ("Edwards") and Loews Cineplex Entertainment ("Loews").

Megaplex theatres typically have at least 14 screens with predominately  stadium
- style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with amenities that significantly enhance the audio and visual experience of the patron. The Company believes the development of megaplex theatres has accelerated the obsolesce of many existing movie theatres by setting new standards for movie-goers, who, in the Company's experience, have demonstrated their preference for the more attractive surroundings, wider variety of films, superior customer service and more comfortable seating typical of megaplex theatres . . ."

Discussion in this Form 10K of the business of EPR is taken verbatim from EPR's Form 10-K for the year ended December 31, 1999. BRT has only included those portions of the Annual Report of EPR which it determined was necessary for an understanding of the business of EPR, and the above discussion of EPR's business is qualified in its entirety by reference to EPR's Form 10K for the year ending December 31, 1999, (including a discussion of the Risk Factors applicable to EPR's business, the financial statements of EPR, and Management's Discussion and Analysis of Financial Condition and Results of Operations), as well as all Form 10Q's and Form 8K's filed by EPR since January 1, 2000. BRT has no knowledge of the business, financial condition or results of operations of EPR, other than as set forth in the reports filed by EPR with the Securities and Exchange Commission, published industry reports related to the exhibition of motion pictures and analysts reports relating to EPR. Reference is made to EPR's Form 10-K for the year ended December 31, 1999, its Form 10-Q for the quarters ended March 31, June 30 and September 30, 2000 and to its Forms 8-K, as filed with the Securities and Exchange Commission for information concerning EPR's business, financial condition and results of operations.

Competition
-----------

         With respect to it's real estate lending activities, BRT competes for acceptable investments with other REITs, commercial banks, savings and loan associations, conduits, pension funds and mortgage banking firms. Competition for mortgage loans, particularly mortgages secured by multi-family residential properties, is highly competitive, with lenders competing on rate, fees, amounts committed, term and service. Due to the competitive nature of the lending market in 2000, the repayment of outstanding loans in fiscal 2000 exceeded by $1,019,000 the principal amount of loans originated.

Employees
---------

         BRT has 10 full-time employees, of which 4 are engaged primarily in loan origination activities. In addition, BRT has entered into an agreement with REIT Management Corp. pursuant to which REIT Management Corp. acts as its advisor. At the present time, REIT Management, subject to supervision of BRT's Board of Trustees, administers BRT's portfolio of mortgages receivables, engages in negotiations in workout situations with respect to non-earning and delinquent loans and supervises and provides support services in litigation activities.
REIT Management Corp. also supervises the maintenance, leasing, sale and/or financing of real estate owned by BRT and joint ventures in which BRT is involved as a venturer. In addition, REIT Management Corp. participates in originating, investigating and evaluating investment opportunities. Reference is made to BRT's Proxy Statement to be filed pursuant to Regulation 14A for information concerning the amount and method of computing REIT Management Corp.'s fee.

         In the years ended September 30, 2000 and 1999, BRT engaged entities, including entities affiliated with REIT Management Corp., to manage properties (including cooperative apartments) acquired by BRT in foreclosure or deed in lieu of foreclosure and joint ventures in which BRT has an interest. The management services include, among other things, rent billing and collection, accounting, property maintenance, contractor negotiation, construction management, sales, leasing and mortgage brokerage. In management's judgment the fees paid to REIT Management Corp. and entities affiliated with REIT Management Corp. are competitive with or less than fees that would be charged for comparable services by unrelated entities.

                        EXECUTIVE OFFICERS OF REGISTRANT

      The following sets forth the executive officers of BRT. The business history of officers who are also Trustees will be provided in BRT's proxy statement to be filed pursuant to Regulation 14A not later than January 29, 2001.

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

Israel Rosenzweig                       Senior Vice President

Seth Kobay                              Vice President; Treasurer

         (*)Fredric H. Gould is Jeffrey A. and Matthew J. Gould's father.


     Simeon Brinberg (age 67), has been Secretary of BRT since 1983 and Senior Vice President since 1988. In October, 1988 Mr. Brinberg became a Vice President of BRT and a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. In June, 1989 he became a Vice President of One Liberty Properties, Inc., a real estate investment trust engaged in the ownership of "net leased" real property. Mr. Brinberg is a member of the New York Bar and was engaged in the private practice of law for approximately thirty years prior to joining BRT in 1988.

         Eugene J.  Keely  (age 65) has been a Vice  President  of BRT since May
1983.

     Matthew J. Gould (age 41) was President of One Liberty Properties, Inc. from June, 1989 to December 1999. In December 1999 he became a Director and Senior Vice President of One Liberty Properties, Inc. He has been a Vice President of BRT since 1986 and became a Senior Vice President in March 1993. He has been President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P. since March 1996 and since December 1999 he has devoted a substantial portion of his business time to the business of Gould Investors L.P. In addition, Mr. Gould has been a Vice President of REIT Management Corp., BRT's advisor, since 1986, and a Vice President of Majestic Property Management Corp. and related entities engaged in real property management and leasing since 1986. Mr. Gould is a member of the New York bar.

     David W. Kalish (age 53) was Vice President and Chief Financial Officer of BRT from June, 1990 until August, 1998. Since August, 1998, Mr. Kalish has been Senior Vice President, Finance of BRT. He has also been Vice President and Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June, 1990. For more than five years prior to June, 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company, and its predecessors.

         George E. Zweier (age 36) has been employed by BRT since June 1998 and was elected Vice President, Chief Financial Officer in August, 1998. For approximately five years prior to joining BRT, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo - Mitsubishi Limited, in New York and for more than five years prior thereto he was an accounting and audit officer with the Dime Savings Bank of New York, Uniondale, New York.

     Mark H. Lundy (age 38) has been a Vice President of BRT since 1993. He has been Secretary of One Liberty Properties, Inc. since June, 1993 and a Vice President of Georgetown Partners, Inc. since July, 1990. Mr. Lundy is a member of the bars of New York and Washington, D.C.

     Israel Rosenzweig (age 53) has been a Senior Vice President of BRT since April, 1998 and has served as President of BRT Funding Corp. since April 1998. He has been a Vice President of Georgetown Partners, Inc. and One Liberty Properties, Inc. since May, 1997. From December 1993 to April 1997 Mr.
Rosenzweig was Executive Vice President and a Director of Bankers Federal FSB which was acquired by Dime Savings Bank in April, 1997. He is a Director of Nautica Enterprises, Inc.

         Seth Kobay (age 46) has been Vice President and Treasurer of BRT since March 1994. In addition, Mr. Kobay, a certified public accountant, has been the Vice President of Operations of Georgetown Partners, Inc. for more than the past five years.

Item 2.  Properties.
         ----------

     BRT's executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where it currently occupies approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building is owned by an affiliate of Gould Investors L.P. BRT contributed $124,000 to the annual rent of $309,000 paid by Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc., and related entities in the year ended September 30, 2000.

         At September 30, 2000, BRT did not own any significant real property (significant meaning a property with a book value amounting to 10% or more of BRT's total assets). It has been BRT's policy to offer for sale all real estate assets acquired by it in foreclosure or deed in lieu of foreclosure at prices which management believes represents fair value in the geographic area in which the property is located. In Fiscal 2000, the only real estate assets sold by BRT were shares and related proprietary leases in cooperative apartments which were sold for a total of $1,873,000 resulting in a gain on sale of $1,715,000.

Item 3.  Legal Proceedings.
         -----------------

         BRT is not a defendant in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         There were no matters submitted during the fourth quarter of the year ended September 30, 2000 to a vote of BRT's security holders.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Matters
         -------------------------------------------------------------

         The shares of Beneficial Interest ("Beneficial Shares") of BRT are listed on the New York Stock Exchange. The following table shows for the periods indicated, the high and low sales prices of the Beneficial Shares on the New York Stock Exchange as reported on the Composite Tape.

         Fiscal Year Ended September 30,             High              Low
         ------------------------------              ----              ---

         2000

         First Quarter                               9                 6 5/8
         Second Quarter                              8 13/16           7 1/2
         Third Quarter                               8 1/8             7 1/2
         Fourth Quarter                              8 1/2             8 1/16


         1999

         First Quarter                               6 1/8             5 7/8
         Second Quarter                              7                 6
         Third Quarter                               8 3/8             6 7/8
         Fourth Quarter                              8 3/4             7 13/16

         As of December 1, 2000 there were approximately 1,150 holders of record of BRT's Beneficial Shares.

         BRT did not declare any cash distributions to common shareholders during the years ended September 30, 1999 and 2000.

         BRT qualifies as a real estate investment trust for Federal income tax purposes. In order to maintain that status, it is required to distribute to its shareholders at least 95% of its annual taxable income. Management believes that as a result of accumulated tax losses BRT will not be required to make cash distributions to maintain its real estate investment trust status until its accumulated tax losses have been fully used. Accumulated tax losses were $9,486,000 at December 31, 1999 and are projected to be approximately $2,200,000 at December 31, 2000. The resumption of cash distributions and the amount and timing of future distributions, if any, will be at the discretion of the Board of Trustees and will depend upon BRT's financial condition, earnings, business plan, cash flow and other factors. It is the intention to make the required cash distributions in order for BRT to maintain its qualification as a real estate investment trust for Federal income tax purposes. The credit agreement with TransAmerica provides that BRT may pay cash distributions to the extent necessary to maintain its status as an entity taxed as a real estate investment trust for federal income taxes provided BRT is not in monetary default under the Credit Agreement or any other indebtedness.

Item 6.  Selected Financial Information

         The following table, not covered by the report of the independent auditors, sets forth selected historical financial data of BRT for each of the fiscal periods in the five years ended September 30, 2000. This table should be read in conjunction with the detailed information and financial statements of BRT appearing elsewhere herein.

                                                                        Fiscal Years Ended
                                                                          September 30,
                                            --------------------------------------------------------------------------------------
                                              2000            1999           1998            1997          1996
                                              ----            ----           ----            ----          ----
                                                       (In thousands, except for per share amounts)


Operating statement data:
Total revenues                               $10,886         $12,173        $10,197         $17,155       $13,556
Income (loss) before
  gain on sale of  real estate loans
  and real estate assets and
  available-for-sale securities                5,690           5,058          4,241           6,646         1,776
Net income                                     7,635          11,646         13,588           7,333         2,246
Calculation of net income
   applicable to common
   shareholders:
Net income                                     7,635          11,646         13,588           7,333         2,246
Less: distributions
   on preferred shares                             -               -              -               -           203
Net income
   applicable to common
   shareholders                                7,635          11,646         13,588           7,333         2,043
Income per
   beneficial share:
   Basic                                        1.07            1.63           1.72             .86           .26
   Diluted                                      1.05            1.61           1.71             .86           .26
Balance sheet data:
Total assets                                  88,456          84,609         85,810          80,315        89,613
Earning real
   estate loans (1)                           40,413          44,682         51,175          40,030        32,813
Non-earning real
   estate loans (1)                            3,250               -              -           3,835         5,905
Real estate assets (1)                        12,325           6,765         17,235          24,706        48,438
Notes payable-credit
   facility                                       88             331          5,500               -             -
Loans and mortgages
    payable                                        -             841          8,494          11,562        25,391
Shareholders' equity                          85,147          80,624         69,747          66,537        60,892

(1) Earning and non-earning loans and real estate assets are presented without deduction of the related allowance for possible losses or valuation allowance.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         ----------------------------------------------------------------------
         of Operations
         -------------

Liquidity and Capital Resources
-------------------------------
            BRT engages in the business of originating and holding for investment senior real estate mortgages secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property and senior mortgage loans secured by unimproved real property. It's investment policy emphasizes short-term mortgage loans. It also has originated longer term senior real estate mortgages secured by multifamily apartment properties and participating mortgage loans. Repayments of real estate loans in the amount of $21,846,000 are due during the twelve months ending September 30, 2001, including $6,501,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

            In May 1999 the Trust entered into a $45,000,000 credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). The facility, a revolving credit facility, permits the Trust to borrow, repay and borrow again. Interest is charged on the outstanding principal balance at the lower of prime plus .50% or Libor plus 3 1/4% adjusted monthly and matures on May 18, 2002. The Trust can use funds borrowed under this facility to originate and acquire mortgage loans and for ongoing working capital. Borrowings under the credit facility are secured by approved receivables and real estate assets held by the Trust, and the credit agreement provides that the loan amount will never exceed 80% of approved collateral. There was $3,400,000 available for borrowing under the credit agreement as of September 30, 2000 and $88,000 was outstanding at September 30, 2000. Additional collateral is being reviewed by TransAmerica for approval, which should, in the normal course, increase the amount available for borrowing under the credit agreement.

            During the twelve months ended September 30, 2000, BRT generated cash of $5,256,000 from operating activities, $1,972,000 from the sale of available for sale real estate properties, $32,884,000 from collections from real estate loans, $1,315,000 from the sale of securities and $4,620,000 from the collection of a receivable. These funds, in addition to cash on hand, were used primarily to fund real estate loans of $31,865,000, to payoff a mortgage payable of $841,000, to paydown the credit facility by $243,000, to purchase securities of publicly traded real estate investment trusts in the amount of $20,626,000 and to purchase real estate and to make joint venture investments in the aggregate amount of $4,937,000. In the year ended September 30, 2000, repayment of the principal amount due on outstanding loans exceeded new originations by $1,019 ,000.

            BRT will satisfy its liquidity needs in the year ending September 30, 2001 from cash and cash investments on hand, the credit facility with TransAmerica, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets. BRT also has the ability to borrow, on margin, using the securities which it owns ($16,310,000 in market value at September 30, 2000) as collateral.

Results of Operations
---------------------

2000 vs. 1999
-------------

Interest and fees on loans decreased to $6,205,000 for the year ended September 30, 2000 as compared to $7,283,000 for the year ended September 30, 1999. The decrease of $1,078,000 was primarily the result of a decrease in the average balance of loans outstanding during the year. The average balance of loans declined from $51,036,000 in fiscal 1999 to $43,075,000 causing a decline in interest income of $1,087,000. During the current fiscal year two loans were classified as non accrual. These loans caused an additional decline in interest income of $226,000. These declines were offset by an increase in the average interest rate earned on the loan portfolio. The average interest rate on loans increased 65 basis points from 14.27% in fiscal 1999 to 14.92% in fiscal 2000. This accounted for an increase of $235,000 in interest income.

Operating income on real estate assets which is composed primarily of rental income, decreased $2,477,000 from $3,425,000 for the year ended September 30, 1999 to $948,000 for the year ended September 30, 2000. This decline was the result of BRT's contribution of a property to an LLC at the end of the prior fiscal year. This contribution resulted in a decline in rental income of $ 2,557,000. This property is now accounted for using the equity method of accounting and its results are no longer consolidated with the financial statements of the Trust. This decline was offset by an $80,000 increase in other rental revenues.

The 1999 fiscal year was favorably affected by revenues of $660,000 recognized from the recovery of previously provided allowances and write offs. This was related to a loan that paid off in full in Fiscal 1999. There was no comparable revenue item in the current fiscal year.

Equity in earnings in unconsolidated ventures increased in the fiscal year ended September 30, 2000 to $626,000, from a loss of $50,000 in the prior fiscal year ended September 30, 1999. In the prior fiscal year BRT contributed a property to an LLC which is now accounted for using the equity method. This accounted for $525,000 of the increase. The remaining increase is due to increased rents on the existing joint venture and rents received from joint ventures entered into during the current fiscal year

Other revenues, which is primarily composed of investment income, increased $ 2,252,000 from $855,000 in the fiscal year ended September 30, 1999 to $3,107,000 in the current fiscal year. The average balance of cash and investable funds increased by $14,424,000, from $18,865,000 in the prior fiscal year, to $ 33,289,000 in the current fiscal year. This caused investment income to increase $955,000. In addition, the Trust invested a significant portion of its excess funds into higher yielding REIT securities and treasury securities and out of lower earning money market funds. The average rate earned on investable funds increased 633 basis points from 6.04% in the prior fiscal year to 12.37% in the current fiscal year. This increase accounted for the remaining increase of $1,279,000.

Interest expense on notes and loans payable decreased by $343,000 from $420,000 for the year ended September 30, 1999 to $77,000 for the year ended September 30, 2000. This decrease was a direct result of lower average outstanding balances under the credit facility during 2000.

General and administrative expenses decreased by $170,000 from $3,223,000 for the fiscal year ended September 30, 1999 to $3,053,000 for the fiscal year ended September 30, 2000.

In the prior year, the Trust incurred costs in connection with the potential acquisition and/or start up of a financial institution. No similar expenses were incurred in the current fiscal year

Other taxes decreased $212,000 from $386,000 in the fiscal year ended September 30, 1999 to $174,000 in the fiscal year ended September 30, 2000. This decline is the result of a decrease in the amount of federal alternative minimum tax the Trust paid in the current year.

Operating expenses relating to real estate assets decreased to $938,000 for the current fiscal year from $2,148,000 for the fiscal year ended September 30, 1999. This decline of $1,210,000 was primarily the result of BRT contributing a property to an LLC which is now accounted for using the equity method of accounting. This accounted for $1,724,000 of the difference. The decline was offset by $ 538,000 in legal and other professional expenses incurred in connection a litigation related to a property sold by BRT in which BRT is involved as a defendant. BRT was granted summary judgment in this litigation and reimbursement of its legal fees. Plaintiff is seeking to reverse the summary judgment in a rehearing. The amount of reimbursement of legal fees is subject to negotiation and ultimate determination by the Court and there can be no estimate given as to the amount, if any, of such reimbursement.

Gain on the sale of foreclosed properties declined in the fiscal year ended September 30, 2000 to $1,814,000 from $5,719,000 in the prior fiscal year. This decline of $3,905,000 was the result of a decline in the number of sales in the current fiscal year caused, in large part, by the sale in prior fiscal year of substantially all foreclosed properties. During the current fiscal year BRT sold cooperative apartments in two projects and recognized gains of $ 1,715,000 In the prior fiscal year BRT sold several properties for a gain of $ 3,973,000. In the prior fiscal year the Trust also recognized a gain of $1,746,000 on the payoff in full of two loans that were previously written off. There was no such gain in the current fiscal year. In the current fiscal year, the Trust also recognized miscellaneous gains totaling $ 100,000.

1999 vs. 1998
-------------

            Interest and fees on real estate loans increased to $7,283,000 for the year ended September 30, 1999 as compared to $5,267,000 for the year ended September 30, 1998. The increase of $2,016,000 was caused by an increase in the average balance of loans outstanding from $42,505,000 in fiscal 1998 to $51,036,000 in fiscal 1999. The change in average balance accounted for $1,137,000 of the increase. In addition, the average yield earned on these assets increased 188 basis points to 14.27% in 1999 from 12.39% in 1998. This increase accounted for the remaining $879,000. The increase in the average volume of loans is due to the Trust's ability to generate a greater volume of loans at the end of the prior fiscal year and their full impact on the current year earnings. In addition, the Trust was able to replace some of its lower yielding loans with higher yielding short term loans.

            Operating income on real estate assets decreased from $4,104,000 for the year ended September 30, 1998 to $3,425,000 for the year ended September 30, 1999, a decline of $679,000. This decline is the result of the loss of rental income upon the sale of properties during the fiscal year. During the year the Trust sold one real estate property and contributed another to a LLC. The property sold resulted in a decrease of rental income of $350,000 in the current fiscal year. BRT's contribution of the property to the LLC resulted in a decline of rental income of $90,000. This property is now accounted for using the equity method of accounting and its operations are no longer consolidated in the financial statements of the Trust. These declines were offset by increases in rental income of $61,000 on a commercial property. The 1998 figure includes approximately $300,000 of non-rental income. This consists of residual income from the closing and settlement on a construction litigation relating to a mixed use property that was previously owned by the Trust and from purchase money mortgages which were granted to purchasers of cooperative units acquired through foreclosure.

            The 1999 fiscal year was favorably affected by revenues of $660,000 recognized from the recovery of previously provided allowances and write offs. This allowance was related to a loan that paid off in full in the current year. There were no comparable revenue items in 1998.

            Equity in earning of unconsolidated ventures decreased $50,000 in the current fiscal year ended September 30, 1999 from -0- in the prior fiscal year to a loss of $50,000 in the current fiscal year. This loss relates to the operation of a joint venture in which the Trust held an interest. There was no such item in the previous fiscal year.

            Other revenues, primarily investment income increased $29,000 in the fiscal year ended September 30, 1999 to $855,000 from $826,000 in the prior fiscal year. This increase is the result of a 22 basis point increase in the yield earned on these balances from 3.62% to 3.84%. This accounted for an increase of approximately $51,000. During the year the Trust sold many of its low yielding investment securities and replaced them with higher yielding money market investments. This increase was offset by a slight decline in the average balance of invested assets outstanding from $22,800,000 to $22,200,000. This decline accounted for a decline in revenues of $22,000.

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

            General and administrative expenses increased by $705,000 from $2,529,000 for the fiscal year ended September 30, 1998 to $3,223,000 for the fiscal year ended September 30, 1999. This increase was caused by legal and accounting expenses incurred in connection with the potential acquisition and/or start up of a financial institution and an increase in salary and related expenses, caused by higher staffing levels during the current fiscal year.

            Other taxes increased to $386,000 in the year ended September 30, 1999 from zero in the year ended September 30, 1997. This is a result of the payment of required federal alternative minimum tax.

            Operating expenses relating to real estate assets decreased to $2,148,000 for fiscal 1999 from $2,374,000 for the fiscal year ended September 30, 1998 a decrease of $237,000. This decrease was a result of the sale of real estate during the 1999 fiscal year.

            Gain on sale of foreclosed properties and mortgage loans for fiscal 1999 was $5,719,000 as compared to $8,090,000 during fiscal 1998. During the current fiscal year the Trust disposed of cooperative apartment units for a gain of $1,312,000. The Trust also contributed a property to an LLC for a 50% interest. This transaction produced a gain of $1,934,000. The Trust also sold a parcel of vacant land for a gain of $727,000. In addition to the sale of real estate assets, the Trust recognized a gain of $1,746,000 from the payoff of two loans previously written off. It is the policy of BRT to offer for sale all property which it acquired in foreclosure or by deed in lieu of foreclosure at prices which management believes represents fair value in the geographic area in which the property is located.

            Gain on sale of available-for-sale securities was $869,000 for fiscal 1999. During the fiscal year ended September 30, 1998 gains on sale of available-for-sale securities was $1,257,000.

Item 7A - Market Risk Disclosure
          ----------------------
BRT's primary component of market risk is interest rate volatility. BRT's interest income and to a lesser extent its interest expense are subject to changes in interest rates. BRT seeks to minimize these risks by originating loans that are indexed to the prime rate and borrowing, when necessary, from its available credit line which is also indexed to the prime rate. At September 30, 2000 approximately 79% of the portfolio was variable rate based primarily on the prime rate. Any changes in the prime interest rate could have a positive or negative effect on the net interest income of BRT. When determining interest rate sensitivity BRT assumes that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. BRT has assessed the market risk for its variable rate mortgage receivables and variable rate debt and believes that a one percent change in interest rates would have approximately a $345,000 effect on income before taxes. In addition, BRT originates loans with short maturities and maintains a strong capital position. BRT does not own any trading assets. BRT's loan portfolio is primarily located within the New York metropolitan area, so it is subject to risk associated with the local economy.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
This information  appears in a separate section of this report following Part
IV.


Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

        None.

                                    PART III

   Items 10, 11, 12 and 13 will be included in BRT's proxy statement to be filed pursuant to Regulation 14A not later than January 29, 2001.

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

              3(e). By-laws - Incorporated by reference to BRT's Registration Statement on Form S-2 (No. 33-8125).

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

              10.        Subsidiaries - Each subsidiary is 100% owned by BRT.
                         Exhibit 10 is filed with this Form 10-K.

              27.        Financial Data Schedule - Filed with electronic filing.

              (b)        Reports on Form 8-K:
                         None.


              (c)        Exhibits - See Item 14(a) 3 above.

              (d)        See Item 14(a) 2 above.



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BRT REALTY TRUST

Date:  December 20, 2000        By: (S) Jeffrey A. Gould
                                        ----------------------
                                        Jeffrey A. Gould
                                        President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                      Title                         Date
---------                                      -----                         ----

(S) Fredric H. Gould                    Chairman of the Board              December 20, 2000
--------------------
Fredric H. Gould                        (Principal Executive
                                        Officer)

(S) Jeffrey A. Gould                    President and Trustee              December 20, 2000
---------------------
Jeffrey A. Gould


(S) Patrick J. Callan                   Trustee                            December 20, 2000
---------------------
Patrick J. Callan

(S) Arthur Hurand                       Trustee                            December 19, 2000
-----------------
Arthur Hurand

(S) Gary Hurand                         Trustee                            December 19, 2000
---------------
Gary Hurand

(S) David Herold                        Trustee                            December 20, 2000
----------------
David Herold

(S) Herbert C. Lust                     Trustee                            December 20, 2000
-------------------
Herbert C. Lust II

(S) Marshall Rose                       Trustee                            December 20, 2000
-----------------
Marshall Rose

(S) George E. Zweier                    Vice President                     December 20, 2000
--------------------
George E. Zweier                        (Principal Financial
                                        and Accounting Officer)


                           Annual Report on Form 10-K
                          Item 8, Item 14(a)(1) and (2)

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

The following consolidated financial statements of BRT Realty Trust are included in Item 8:

                                                                    Page No.
                                                                    -------

Report of Independent Auditors                                        F-1

Consolidated Balance Sheets as of September 30,
   2000 and 1999                                                      F-2

Consolidated Statements of Income for the
  three years ended September 30, 2000, 1999 and 1998                 F-3

Consolidated Statements of Shareholders' Equity
  for the three years ended September 30, 2000,
  1999 and 1998                                                       F-4

Consolidated Statements of Cash Flows for the
  three years ended September 30, 2000, 1999 and 1998                 F-5-6

Notes to Consolidated Financial Statements                            F-7-20

Consolidated  Financial  Statement  Schedules
  for the year ended  September 30,   2000:

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

                                   EXHIBIT 10

SUBSIDIARIES

COMPANY                                              STATE OF INCORPORATION
-------                                              -----------------------
Hoboken Front Corp.                                       New Jersey
Huntington-Park Corporation                               New York
Forest Green Corporation                                  New York
Realty 49 Corp.                                           New York
TRB No. 1 Corp.                                           New York
TRB No. 2 Corp.                                           New York
TRB Ft. Wright Corp.                                      New York
TRB Cutter Mill Corp.                                     New York
White Plains Realty Corp.                                 New York
Kew Gardens Realty Corp.                                  New York
Blue Realty Corp.                                         Delaware
3581 Broadway Realty Corp.                                New York
620 West 172nd Street Realty Corp.                        New York
Multiple Property Realty Corp.                            New York
119 Madison Avenue Realty Corp.                           New York
TRB No. 3 Owners Corp.                                    Wyoming
1090 Boston Post Road Realty Corp.                        New York
TRB 96th Street Corp.                                     New York
Remson Point Realty Corp.                                 New York
TRB 13 Eighth Avenue Corp.                                New York
Casa Wrap Holding Corp.                                   Florida
TRB Valley Corp.                                          New York
76 Madison Avenue Realty Corp.                            New York
TRB Fairway Office Center Corp.                           Kansas
TRB Abbotts Corp.                                         Pennsylvania
TRB Greenpoint Avenue Realty Corp.                        New York
TRB Seattle Inc.                                          Washington
TRB Ashbourne Road Corp.                                  Pennsylvania
BRT Funding Corp.                                         New York
TRB 69th Street Corp.                                     New York
TRB Lawrence Corp.                                        New York
TRB Yonkers Corp.                                         New York
TRB Hartford Corp.                                        Connecticut






                         REPORT OF INDEPENDENT AUDITORS




To the Trustees and Shareholders
BRT Realty Trust


We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and consolidated schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT
Realty Trust and Subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                 /s/
                                                 ERNST & YOUNG LLP
New York, New York
November 28, 2000


                        BRT REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Amounts in thousands except per share amounts)

                                    ASSETS
                                                                                                September 30,
                                                                                            2000             1999
                                                                                        -----------      ------------

      Real estate loans - Notes 2, 4 and 6:
           Earning interest, including $850 and $-0-
              from related parties                                                       $   40,413        $   44,682
           Not earning interest                                                               3,250                 -
                                                                                        -----------    --------------
                                                                                             43,663            44,682

           Less allowance for possible losses                                                 1,381             1,381
                                                                                        -----------       -----------
                                                                                             42,282            43,301
                                                                                         ----------        ----------
      Real estate assets - Notes 3 and 6:
           Real estate properties net, including $2,944
           and $3,057 held for sale                                                           6,944             3,057
           Investment in unconsolidated
              real estate ventures at equity                                                  5,381             3,708
                                                                                        -----------       -----------
                                                                                             12,325             6,765
           Less valuation allowance                                                             349               349
                                                                                       ------------      ------------
                                                                                             11,976             6,416
                                                                                         ----------       -----------
      Cash and cash equivalents                                                              16,221            28,757
      Available-for-sale securities at market - Note 5                                       16,310                 -
      Due from venture - Note 3                                                                   -             4,620
      Other assets                                                                            1,667             1,515
                                                                                        -----------       -----------

           TOTAL ASSETS                                                                  $   88,456        $   84,609
                                                                                         ==========        ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

      Liabilities:
           Note payable - Credit Facility - Note 6                                       $       88       $       331
         Mortgage payable - Note 6                                                                -               841
           Accounts payable and accrued liabilities including
            deposits of $1,550 and $1,465                                                     3,221             2,813
                                                                                        -----------       -----------
           Total liabilities                                                                  3,309             3,985
                                                                                        -----------       -----------

      Commitments and contingencies -  Notes 2, 3, 4, 6, 9 and 10                                 -                 -

      Shareholders' equity - Note 8: Preferred shares, $1 par value:
                Authorized 10,000 shares, none issued                                             -                 -
           Shares of beneficial interest, $3 par value:
                Authorized number of shares, unlimited, issued
                - 8,893 shares                                                               26,665            26,665
           Additional paid-in capital, net of distributions
                 of $5,171                                                                   81,499            81,521
           Accumulated other comprehensive income - net
                unrealized loss on available-for-sale securities                             (3,133)                -
         Accumulated deficit                                                                 (5,047)          (12,682)
                                                                                         -----------       ----------
                                                                                             99,984            95,504
           Cost of 1,718 and 1,723 treasury shares
               of beneficial interest                                                       (14,837)          (14,880)
                                                                                         -----------       ----------
           Total shareholders' equity                                                        85,147            80,624
                                                                                         ----------        ----------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $   88,456         $  84,609
                                                                                         ==========         =========

   See accompanying notes to consolidated financial statements.




                        BRT REALTY TRUST AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Amounts in thousands except per share amounts)



                                                                                          Year Ended September 30,
                                                                                          ------------------------
                                                                                   2000              1999            1998
                                                                                   ----              ----            ----

Revenues:
  Interest and fees on real estate loans,
    including $40, $-0- and $-0- from related parties - Note 2                  $  6,205          $  7,283         $  5,267
  Operating income from real estate properties                                       948             3,425            4,104
  Previously provided allowances and write offs                                        -               660                -
  Equity in earnings (loss) of unconsolidated ventures                               626               (50)               -
  Other, primarily investment income                                               3,107               855              826
                                                                               ---------         ---------        ---------
    Total Revenues                                                                10,886            12,173           10,197
                                                                                --------           -------          -------
Expenses:
  Interest -  note payable and loans payable - Note 6                                 77               420              177
  Advisor's fees - Note 9                                                            566               571              519
  General and administrative - Note 9                                              3,053             3,223            2,529
  Other taxes - Note 7                                                               174               386                -
  Operating expenses relating to real estate properties
   including interest on mortgages payable
        of $15, $599 and $933                                                        938             2,148            2,374
  Amortization and depreciation                                                      388               367              357
                                                                              ----------         ---------        ---------

      Total Expenses                                                               5,196             7,115            5,956
                                                                              ----------          --------         --------

Income before gain on sale of real estate loans and
    real estate properties and available-for-sale securities                       5,690             5,058            4,241
Net gain on sale of real estate loans and
    real estate properties                                                         1,814             5,719            8,090
Net realized gain on available-for-sale securities                                   131               869            1,257
                                                                              ----------        ----------        ---------

Net Income                                                                     $   7,635          $ 11,646         $ 13,588
                                                                               =========          ========         ========

Income per share of Beneficial Interest:

Basic earnings per share                                                      $     1.07         $    1.63        $    1.72
                                                                              ==========         =========        =========

Diluted earnings per share                                                    $     1.05         $    1.61        $    1.71
                                                                              ==========         =========        =========

Weighted average number of common shares outstanding:
   Basic                                                                       7,165,875         7,165,263        7,902,161
                                                                               =========         =========        =========
   Diluted                                                                     7,253,227         7,220,505        7,941,293
                                                                               =========         =========        =========


   See  accompanying   notes  to  consolidated financial statements.


                       BRT REALTY TRUST AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                 Years Ended September 30, 2000, 1999, and 1998
                             (Amounts in thousands)

                                                                               Accumulated
                                                  Shares of   Additional         Other          Accum-
                                                 Beneficial     Paid-In       Comprehensive     ulated        Treasury
                                                  Interest      Capital         Income          Deficit        Shares       Total
                                                  --------      -------         ------          -------        ------       -----

Balances, September 30, 1997                        $26,657     $81,517        $    726         $(37,916)      $(4,447)    $66,537

Exercise of Stock Options                                 8           4               -                -             -          12

Purchase of Treasury Shares                               -           -               -                -       (10,433)    (10,433)

   Net income                                             -           -               -           13,588             -      13,588
    Other comprehensive income -
     unrealized gain on available-for-
     sale securities (net of reclassifi-
     cation adjustment for gains in-
     cluded in net income of $1,257)                      -           -              43                -             -          43
                                                                                                                          --------
Comprehensive income                                      -           -               -                -             -      13,631
                                                    ------------------------------------------------------------------------------
Balances, September 30, 1998                         26,665      81,521             769          (24,328)      (14,880)     69,747

Net income                                                -           -               -           11,646             -      11,646
    Other comprehensive income -
     realized gain on sale of
     available-for-sale securities
     (net of reclassification adjust-
      ment for gains included in net
      income of $869)                                     -           -            (769)               -             -        (769)
                                                                                                                           --------
Comprehensive income                                      -           -               -                -             -      10,877

                                                   -------------------------------------------------------------------------------
Balances, September 30, 1999                         26,665      81,521               -          (12,682)      (14,880)     80,624

Exercise of Stock Options                                 -         (22)              -                -            43          21

   Net income                                             -           -               -            7,635             -       7,635
    Other comprehensive income -
     unrealized loss on sale of avail-
     able-for-sale securities (net of
     reclassification adjustment for
     gains included in net income
     of $131)                                             -           -          (3,133)               -             -      (3,133)
                                                                                                                            -------
Comprehensive income                                      -           -               -                -             -       4,502

                                                  ---------------------------------------------------------------------------------
Balances, September 30, 2000                        $26,665     $81,499         $(3,133)         $(5,047)     $(14,837)    $85,147
                                                  =================================================================================






    See accompanying notes to consolidated financial statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                         Year Ended September 30,
                                                                                         ------------------------
                                                                                 2000            1999            1998
                                                                                 ----            ----            ----

Cash flows from operating activities:
   Net income                                                                $    7,635      $   11,646      $   13,588
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Amortization and depreciation                                               388             367             357
        Previously provided allowances                                                -            (660)              -
        Net gain on sale of real estate loans and properties                     (1,814)         (5,719)         (8,090)
        Net gain on sale of available-for-sale securities                          (131)           (869)         (1,257)
        Equity in (earnings) loss of unconsolidated ventures                       (626)             50               -
        (Increase) decrease in interest and
           dividends receivable                                                    (576)            123            (218)
        Decrease in prepaid expenses                                                 17             102              17
        Increase (decrease) in accounts payable and
           accrued liabilities                                                      258             433            (644)
        Increase in deferred revenues                                               137              18             108
        (Decrease) increase in escrow deposits                                     (187)            353              96
        Increase in deferred costs                                                  (33)           (572)           (107)
        Other                                                                       188             624             (29)
                                                                            -----------     -----------   --------------

Net cash provided by operating activities                                         5,256           5,896           3,821
                                                                             ----------   ------------          --------

Cash flows from investing activities:
   Collections from real estate loans                                            32,884          25,561          24,233
   Additions to real estate loans                                               (31,865)        (25,182)        (31,716)
   Sale of senior participating interest in loans                                     -           7,860               -
   Decrease in due from venture                                                   4,620               -               -
   Purchase of leasehold interest, net of
      minority interest                                                          (3,854)              -               -
   Net costs capitalized to real estate owned                                      (181)           (329)           (631)
   Proceeds from sale of real estate owned                                        1,972           3,907          11,385
   Increase (decrease) in deposits payable                                           53            (311)            308
   Purchase of available-for-sale securities                                    (20,626)              -            (347)
   Sale of available-for-sale securities                                          1,315           3,463           3,667
   Proceeds from sale of partnership interest                                         -               -           1,679
   Investment in real estate ventures                                            (1,083)              -            (613)
   Partnership distribution                                                          35               8               -
                                                                           ------------   -------------   -------------

Net cash (used in) provided by investing activities                             (16,730)         14,977           7,965
                                                                             -----------    -----------        --------

Cash flows from financing activities:
   Proceeds  from note payable                                                        -               -           5,500
   Repayment of note payable                                                       (243)         (5,169)              -
   Payoff/paydown of loan and mortgages payable                                    (841)           (896)         (3,068)
   Exercise of stock options                                                         22               -              12
   Repurchase of shares of beneficial interest,
     a portion of which were cancelled                                                -               -         (10,433)
   Other                                                                              -               -               -
                                                                            ------------   ------------  --------------
Net cash used in financing activities                                            (1,062)         (6,065)         (7,989)
                                                                              ----------   -----------        ----------
Net (decrease) increase in cash and cash equivalents                            (12,536)         14,808           3,797
Cash and cash equivalents at beginning of year                                   28,757          13,949          10,152
                                                                             ----------     -----------       ---------
Cash and cash equivalents at end of year                                    $    16,221      $   28,757      $   13,949
                                                                           ============     ===========      ==========

      See  accompanying  notes to consolidated financial statements.


                                                       BRT REALTY TRUST AND SUBSIDIARIES
                                                     Consolidated Statements of Cash Flows
                                                             (Amounts in thousands)
                                                                  (Continued)



                                                                                      Year Ended September 30,
                                                                               -------------------------------------
                                                                               2000                1999         1998
                                                                          --------------       ------------ -------------

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest expense                            $        85       $   1,069       $   1,141
                                                                            ===========       =========       =========

   Cash paid during the year for income taxes                                $      314      $      211    $          -
                                                                             ==========      ==========    ============

Supplemental schedule of noncash investing and financing activities:

   Recognition of valuation allowance upon sale
      of real estate owned                                                            -               -           3,915

   Recognition of allowance for previously
      provided losses                                                                 -             660               -

   Transfer of foreclosed property to
      real estate joint venture                                                       -          11,886               -

   Transfer of mortgage to real estate joint venture                                  -           6,757               -









     See  accompanying  notes to consolidated financial statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended September 30, 2000, 1999 and 1998
                    (Amounts in Thousands Except Share Data)

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

Income Recognition

Income and expenses are recorded on the accrual basis of accounting for both financial reporting and income tax purposes. The Trust does not accrue interest or rental income on impaired loans or real estate owned where, in the judgment of management and the Trustees, collection of interest or rent according to the contractual terms is considered doubtful. Among the factors the Trust considers in making an evaluation of the amount of interest or rent that are collectable are the status of the loan or property, the financial condition of the borrower or tenant and anticipated future events. The Trust records cash receipts on impaired loans using the interest income method by directly adjusting the recorded investment leaving the valuation constant throughout the life of the impaired loan. For impaired non-accrual loans, interest is recognized on a cash basis. Loan discounts are amortized over the life of the real estate loan using the constant interest method.

Loan commitment and extension fee income is deferred and recorded as income over the life of the commitment and loan. Commitment fees are generally non-refundable. When a commitment expires or the Trust no longer has any other obligation to perform, the fee is recognized into income. If a loan subsequently becomes non-earning, the unamortized portion of the fee is offset against the loan balance.

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight line basis over the initial term of the lease.

The basis on which the cost was determined in computing the realized gain or loss on available-for-sale securities is historical cost.

Loans held for sale are carried at lower of cost or estimated fair value as determined on an aggregate basis. Deferred fees on loans held for sale are recognized as a component of gain or loss upon the sale. Gains or losses on the sale are determined by the difference between the sales proceeds and the carrying value of the loan.

Allowance for Possible Losses

The Trust measures the impairment of its real estate loans based upon the fair value of the underlying collateral which is determined on an individual loan basis. In arriving at the fair value of the collateral, numerous factors are considered, including, market evaluations of the underlying collateral, operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuations, the underlying collateral securing the impaired real estate loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense.

Real Estate Assets

Real estate properties is comprised of real estate property in which the Trust has invested directly and properties acquired by foreclosure which are held for sale.

When real estate is acquired by foreclosure or by a deed in lieu of foreclosure, it is recorded at estimated fair value, net of foreclosure costs, at the time of foreclosure. In subsequent periods, individual foreclosed properties held for sale are valued at the lower of the recorded cost or estimated fair value less costs to sell, as described below, and if required, a valuation allowance is recognized. Assets acquired through foreclosure and held for sale, are not depreciated, while assets held long-term for the production of income are depreciated over their estimated useful lives. Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans and costs incurred to extend the life or improve the assets subsequent to foreclosure are capitalized. With respect to the operating properties, operating income and expenses are reflected in the statements of income.

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

Valuation Allowance on Real Estate Assets

The Trust reviews each real estate asset owned, including investments in real estate ventures, for which indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets' carrying amount. Measurement is based upon the fair value of the asset. Real estate assets held for sale are valued at the lower of cost or fair value, less costs to sell, on an individual asset basis. Upon evaluating the property, many indicators of value are considered, including current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property at the time of foreclosure. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as a valuation allowance. If the value of the property subsequently increases, the valuation allowance will be reduced.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Available-for-sale   securities:   Investment  in  securities   are   considered
"available-for-sale", and are reported on the balance sheet based upon quoted market prices.

Real estate loans: The earning mortgage loans of the Trust have either variable interest rate provisions, which are based upon a margin over the prime rate or treasury rate, or are currently fixed at effective interest rates which approximate market. At September 30, 2000 and 1999 these interest rates are reflective of current market conditions for these loans. Accordingly, the carrying amounts of the earning, non-impaired mortgage loans approximate their fair values. For earning loans which are impaired, the Trust has valued such loans based upon the fair value of the underlying collateral. Accordingly, their carrying amounts are recorded at fair value.

Notes and mortgages payable: The Trust determined the estimated fair value of its debt by discounting future cash payments at their effective rates of interest, which approximate current market rates of interest for similar loans. Accordingly, there is no material difference between their carrying amounts and fair value.

Per Share Data

Basic earnings per share was determined by dividing net income applicable to common shareholders for each year by the weighted average number of Shares of Beneficial Interest outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Shares of Beneficial Interest were exercised or converted into Shares of Beneficial Interest or resulted in the issuance of Shares of Beneficial Interest that then shared in the earnings of the Company. Diluted earnings per share was determined by dividing net income applicable to common shareholders for each year by the total of the weighted average number of Shares of Beneficial Interest outstanding plus the dilutive effect of the Company's outstanding options using the treasury stock method.

Cash Equivalents

Cash equivalents consist of highly liquid investments, primarily direct United States treasury obligations and money market type U.S. Government obligations, with maturities of three months or less when purchased.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Derivative Instruments and Hedging Activities

The FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. The Statement deferred for one year the effective date of FASB Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities. The rule applies to fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

Reclassification

Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation.

NOTE 2 -  REAL ESTATE LOANS

         At  September  30,  2000,  information  as to  real  estate  loans,  is summarized as follows:
                                                                                                                     Not
                                                                                                 Earning           Earning
                                                                                  Total          Interest          Interest
                                                                                  -----          --------          --------


First mortgage loans:
                  Long-term:
                     Residential                                                $  2,968         $  2,968         $       -
                     Shopping centers/retail                                       4,603            4,603                 -
                  Short-term (five years or less):
                     Shopping centers/retail                                       2,329            1,914               415
                     Industrial buildings                                          3,300            3,300                 -
                     Office buildings                                              3,955            3,955                 -
                     Residential (multiple family units)                          18,067           15,232             2,835
                     Hotel                                                         3,890            3,890                 -
                     Miscellaneous                                                   182              182                 -

                 Second mortgage loans,
                  wraparound mortgages
                   and junior participations                                       4,369            4,369                 -
                                                                              ----------       ----------         ----------
                                                                               $  43,663        $  40,413         $   3,250
                                                                               =========        =========         =========

           A summary of loans at September 30, 1999 is as follows:

                  First mortgage loans
                     Long term                                                 $   8,240
                     Short term                                                   34,407
                  Second mortgage loans
                     and wrap around mortgages                                     2,035
                                                                              ----------

                                                                               $  44,682


Of the real estate loans not earning interest at September 30, 2000 $3,250 were deemed impaired, as it is probable that the Trust will not be able to collect all amounts due according to the contractual terms. There were no non earning assets at September 30, 1999. Allowances for possible losses were provided for all such non earning loans, with the exception of a loan in the amount of $415 at September 30, 2000, which loan is expected to be paid in full including interest. Of the real estate loans earning interest at September 30, 2000 and 1999, $1,418 and $4,296, respectively, were deemed impaired and all are subject to allowances for possible losses. For the years ended September 30, 2000, 1999 and 1998, respectively, an average $4,482, $4,893 and $7,786 of real estate loans were deemed impaired, on which $255, $520 and $613 of interest income was recognized.

During 1999 the Trust sold senior participating interests in several real estate loans, which were held for sale, to a financial institution. These senior participating interests were sold at cost which approximated estimated fair value. Under the terms of the Agreement the financial institution has priority rights to any optional prepayments and in the event of a default, after payment of accrued but unpaid servicing fees to the Trust, to payment of accrued, but unpaid interest and principal due to the financial institution.

Loans originated by the Trust generally provide for interest rates, which are indexed to the prime or Treasury rates. The weighted average interest rate on earning loans was 13.56% and 11.71% at September 30, 2000 and 1999, respectively. Included in real estate loans are two second mortgages to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At September 30, 2000 the balance of the mortgage loans was $850. Interest received on these loans totaled $40 for the year ended September 30, 2000.

Annual maturities of real estate loans receivable before allowances for possible losses during the next five years and thereafter reflect revised maturities and are summarized as follows:

     Years Ending September 30                         Amount
     -------------------------                         ------
     2001...........................................   $21,846
     2002...........................................     9,598
     2003...........................................     3,862
     2004...........................................       210
     2005...........................................     1,074
     2006 and thereafter............................     7,073
                                                       ---------
     Total..........................................   $43,663
                                                       ========

The Trust's portfolio consists primarily of senior mortgage loans, secured by residential and commercial property, 71% of which are located principally in the New York metropolitan area.

If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. Of the $21,846 of real estate loans receivable which mature in Fiscal 2001, $6,347 were extended during the fiscal year ended September 30, 2000.

If  all  loans   classified  as  non-earning  were  earning  interest  at  their contractual rates for the year ended September 30, 2000, interest income would have increased by $226.

The Trust's interests in wraparound mortgages of $8,850 and $2,350 are subject to underlying mortgages aggregating $7,500 and $313 at September 30, 2000 and 1999 respectively. Interest income earned on these loans was $433 and $329 for the years ended September 30, 2000 and 1999, respectively, of which $281 and $28 was paid to the holder of the prior mortgage loan.

At September 30, 2000 the two largest real estate loans had principal balances outstanding of approximately $7,710 and $3,500, respectively. Of the total interest and fees earned on real estate loans during the fiscal year ended September 30, 2000, 9.7% and .8% related to these loans, respectively. On November 1, 2000, the loan for $7,710 was paid in full. In addition to the principal, an additional interest payment in the amount of $710 was paid at maturity as required by the mortgage agreement.

NOTE 3 -  REAL ESTATE ASSETS


A summary of real estate properties, including properties held for sale, for the year ended September 30, 2000 is as follows:


                                                            Acquisitions/
                                                               Costs           Sales
                                    September 30, 1999      Capitalized/    Collections/   Gain on      September 30, 2000
                                  # Properties   Amount     Amortization       Other         Sale      # Properties   Amount
                                  ------------   ------     ------------       -----         ----      ------------   ------


       Held For Sale
           -------------
 Residential units-shares of
    cooperative  corporations           3        $   40       $  158         ($1,873)      $1,715          3        $   40

 Shopping centers/retail                1         3,622           24               -            -          1         3,646

 Unimproved land                        1             -            -               -            -          1             -
                                 ------------------------------------------------------------------------------------------
                                        5         3,662          182          (1,873)       1,715          5         3,686
      Amortization                                  605          137               -            -          -           742
                                 ------------------------------------------------------------------------------------------
                                        5       3,057             45          (1,873)       1,715          -         2,944
         Held For Investment
         ------------------
Shopping centers/retail                 -           -          4,000               -            -          1         4,000
                                 ------------------------------------------------------------------------------------------
                                        -           -          4,000               -            -          1         4,000

Total real estate properties            5      $3,057         $4,045         $(1,873)      $1,715          6        $6,944
                                 ==========================================================================================



During the year ended September 30, 2000 the Trust continued to dispose of its shares of cooperative apartment units. Sales of these units had a net book value totaling $158. Gains of $1,715 were recognized on these sales.

On October 15, 1999, effective September 1, 1999 the Trust (through a subsidiary) entered into a limited liability company venture agreement to own, operate and develop its remaining office property. The subsidiary sold the property at fair value of $16,000 (with a book value of $11,886 and subject to a net outstanding mortgage of $6,757) to the venture and retained a 50% membership interest. A $4,620 distribution was received from the venture in October 1999 with a gain of $1,934 recognized on the transaction since the Trust is not obligated to reinvest funds received on the sale into the venture.

During the current fiscal year the Trust purchased with a minority partner a leasehold interest in a portion of a retail shopping center located in Yonkers, New York. The leasehold interest is for approximately 28,500 square feet and including all option periods expires in 2045. The minority interest, which equals ten percent is shown in other liabilities on the balance sheet. Such amount is not material.

Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 2000 are as follows:


       Years Ending September 30,                                  Amount
       --------------------------                                  ------
       2001 ...................................................   $ 1,105
       2002 ...................................................     1,032
       2003 ...................................................       843
       2004 ...................................................       797
       2005 ...................................................       754
       Thereafter .............................................    13,498



NOTE 4 - ALLOWANCE FOR POSSIBLE LOSSES AND VALUATION ALLOWANCE
         ON REAL ESTATE OWNED

The Trust was not required to record provisions for possible loan losses nor valuation adjustments on owned real estate during the three years ended September 30, 2000, 1999 and 1998.


          An analysis of the allowance for possible losses is as follows:

                                                                                      Year Ended September 30,
                                                                                      ------------------------
                                                                                  2000            1999           1998
                                                                                  ----            ----           ----


               Balance at beginning of year                                    $   1,381      $   2,041       $   5,956
               Previously provided allowances                                          -           (660)              -
               Write-off of allowances                                                 -              -          (3,915)
                                                                               ---------       ---------      ---------

               Balance at end of year                                          $   1,381      $   1,381        $  2,041
                                                                               =========      =========        ========

               The allowance for possible  losses applies to assets  aggregating
               $4,253 at September  30, 2000,  $4,296 at September  30, 1999 and
               $5,489 at September 30, 1998.

              The allowance for possible losses consists of the following components:

                                                                                        Year Ended September 30,
                                                                                        ------------------------

                                                                                  2000           1999           1998
                                                                                  ----           ----           ----

               Excess of carrying value plus estimated
                  cost to complete, including marketing
                  costs over estimated fair value                              $    957        $    736       $  1,404
               Valuation adjustment                                                 185             417            434
               Estimated holding period costs                                       239             228            203
                                                                               --------        --------       --------

                                                                               $  1,381        $  1,381       $  2,041
                                                                               ========        ========       ========



NOTE 5 -    AVAILABLE-FOR-SALE SECURITIES

The cost of securities held for sale at September 30, 2000 was $19,442. The fair value of these securities was $16,310 at September 30, 2000. Gross unrealized gains and losses at September 30, 2000 were $278 and $3,410, respectively.

Included in available for sale securites are 1,355,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $17,806 and a fair value at September 30, 2000 of $14,403. The shares held by BRT represent approximately 9.24% of the outstanding shares of Entertainment Properties Trust. The fair value of the Trust's investment in Entertainment Properties Trust at November 28, 2000 was $15,676,000.

NOTE 6 - DEBT OBLIGATION

            Debt obligations consist of the following:
                                                                                    September 30,
                                                                           ----------------------------------
                                                                               2000                  1999

                                                                           -------------        -------------
                    Note payable -  credit facility                        $          88        $         331
                                                                           =============        =============
                    Mortgage payable                                       $           -        $         841
                                                                           =============        =============


On May 18, 1999 BRT entered into a $45,000 revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). It replaced a $25,000 facility with Credit Suisse First Boston Mortgage Capital LLC. The agreement with TransAmerica is a revolving facility, which may be used for specific purposes, the primary of which is lending. Borrowings under this facility are secured by specific receivables of BRT and its subsidiary BRT Funding Corp. The agreement provides that the amount borrowed will not exceed 80% of the value of the collateral. BRT paid a non refundable fee of $338 at closing which is being amortized over the term of the facility. Interest is charged on the outstanding balance at prime plus 1/2% or under certain circumstances at LIBOR plus 3 1/4%. The rate being charged was 10.00% at September 30, 2000. The facility matures on May 18, 2002. Unused line fees are calculated at 1/8% on the difference between $45,000 (the maximum principal debt) and the average amount outstanding. BRT is required to maintain a minimum tangible net worth (as defined) of $70,000 and meet certain other covenants, all of which have been met.

As of September 30, 2000 BRT had provided collateral to TransAmerica which would permit BRT to borrow up to $3,400 under the facility.

At September 30, 2000 and 1999 the outstanding balance on the facility was $88 and $331, respectively.

During the current fiscal year the Trust paid in full, its only outstanding non-recourse mortgage payable, secured by a real estate property with an aggregate carrying value of $2,904 net of amortization. The mortgage which had a balance of $841 at September 30, 1999 was paid in full in November 1999.


NOTE 7  - FEDERAL INCOME TAXES

Cumulative taxable loss since inception is less than the cumulative loss reported for financial statement purposes principally because a portion of the allowance for possible losses has not yet been deducted for tax purposes.

During the year ended September 30, 2000 the Trust recorded $174 of expense relating to the payment of alternative minimum tax. The Trust is required to pay alternative minimum tax relating to the usage of net operating loss carry forwards.

The taxable income is expected to be $213 lower than the financial statement income during calendar 2000.

At December 31, 1999, the Trust had available tax operating loss carryforwards of $9,486 of which, $7,254 will expire in 2008, $1,634 will expire in 2009, $527 will expire in 2010 and $71 will expire in 2011.

NOTE 8 -  SHAREHOLDERS' EQUITY

Distributions

There were no distributions on the Trust's shares of beneficial interest declared during the years ended September 30, 2000, 1999 and 1998.

Stock Options

On December 8, 1995, the Board of Trustees granted, under the 1988 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan), options to purchase the remaining 53,000 shares of beneficial interest available under this plan at $4.375 per share to various officers and employees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, for a period of five years commencing six months after the date of grant. During the current year 5,000 of the options were exercised. At September 30, 2000 options to purchase 43,000 shares are exercisable and have not yet been exercised.

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

Also on December 6, 1996, the Board of Trustees granted, under the 1996 Stock Option Plan options to purchase a total of 82,500 shares of beneficial interest at $6.00 per share to a number of officers, employees and consultants to the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after six months, and expire five years after the date of grant. At September 30, 2000 options to purchase 77,500 shares are exercisable, none of which have been exercised.

In March and April 1998 the Board of Trustees granted, under the 1996 Stock Option Plan options to purchase 50,000 shares of beneficial interest at prices ranging from $7.3125 to $7.9375 per share to a number of directors, officers and employees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years, and expire ten years after the grant date. At September 30, 2000 options to purchase 10,000 shares are exercisable, none of which have been exercised.

In December 1998 the Board of Directors granted, under the 1996 Stock Option Plan options to purchase 180,000 shares of beneficial interest at $5.9375 per share to a number of officers, employees, consultants and trustees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year (50,000) and two years (130,000), and expire five years (50,000) and ten years (130,000) after the date of the grant. At September 30, 2000 12,500 of these options were exercisable, none of which were exercised.

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

Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Trust had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                        December 1998      December 1998     March/April 1998     December 1996
                                        50,000 Shares      130,000 Shares      50,000 Shares      82,500 Shares
                                        -------------      --------------     --------------     -------------

         Risk Free Interest Rate              5.94%                6.08%            5.94%             5.94%
         Dividend Yield                        0%                   0%               0%                0%
         Volatility Factor                    .209                 .209             .209              .209
         Expected Life (Years)                 3                    8                8                 2


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

Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:


                                                      Year Ended September 30,
                                                     -------------------------
                                                   2000         1999        1998
                                                   ----         ----        ----


         Pro forma net income                     $7,484      $11,225      $13,470

         Pro forma earnings per share:
         Basic                                      1.04         1.57         1.70
         Diluted                                    1.03         1.55         1.70




         Changes in the number of shares under all option arrangements are summarized as follows:

                                                                                             Year Ended September 30,
                                                                                        ---------------------------------
                                                                                    2000              1999                 1998
                                                                                    --------------------------------------------

         Outstanding at beginning of period                                        337,500           165,500              135,500
         Granted                                                                         -           180,000               50,000
         Option price per share granted                                                  -            5.9375           7.3125-7.9375
         Cancelled                                                                       -             8,000               17,500
         Exercisable at end of period                                              143,000           106,125               74,750
         Exercised                                                                   5,000                 -                2,500
         Expired                                                                         -                 -                    -
         Outstanding at end of period                                              332,500           337,500              165,500
         Option prices per share outstanding                                    $4.375-$7.9375    $4.375-$7.9375      $4.375-$7.9375



         As of September 30, 2000 the outstanding options had a weighted average remaining contractual life of approximately 4.9 years and a weighted average exercise price of $5.95.

         Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                         2000               1999               1998
                                                                         ----               ----               ----

         Numerator for basic and diluted
          earnings per share:
         Net income                                                     $7,635             $11,646            $13,588

         Denominator:

         Denominator for basic earnings
          per share -weighted average shares                         7,165,875           7,165,263          7,902,161
         Effect of dilutive securites:
         Employee stock options                                         87,352              55,242             39,132
                                                                     ---------           ---------          ---------

         Denominator for diluted earnings
          per share - adjusted weighted average
          shares and assumed conversions                             7,253,227           7,220,505          7,941,293

          Basic earnings per share                                    $   1.07           $    1.63          $    1.72
          Diluted earnings per share                                  $   1.05           $    1.61          $    1.71


Treasury Shares

The Trust's Board of Trustees authorized the purchase from time to time of up to 1,614,000 shares of beneficial interest of the Trust. During 1998 1,205,000 shares were purchased at an approximate cost of $10,433. During the fiscal year ended September 30, 2000 no shares were purchased by the Trust. During the fiscal year ended September 30, 2000, 5,000 treasury shares were issued in connection with the exercise of stock options under the Trust's existing stock option plan. As of September 30, 2000 the Trust owns 1,718,000 Treasury shares of beneficial interest at an aggregate cost of $14,837.


NOTE 9 -  ADVISOR'S COMPENSATION AND CERTAIN TRANSACTIONS

Certain of the Trust's officers and trustees are also officers, directors and the shareholder of REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. The agreement, which expires on December 31, 2004, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are charged to operations at a rate of 1% on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $566, $571 and $519 for the years ended September 30, 2000, 1999, and 1998, respectively.

The borrower may pay fees to REIT for services rendered in arranging and restructuring loans by the Trust. These fees, which are allowed by the advisory agreement, on loans arranged on behalf of the Trust and which are paid directly by the borrower to REIT amounted to $394, $151 and $229 for the years ended September 30, 2000, 1999 and 1998 respectively.

REIT arranges for the management of certain properties for the Trust under renewable year-to-year agreements. Management fees, legal fees and leasing, selling and financing commissions incurred and reimbursed or owed to REIT or an other affiliated company for the years ended September 30, 2000, 1999 and 1998 aggregated $140, $746 and $595, respectively.

The Chairman of the Board of Trustees of the Trust holds a similar position in One Liberty Properties, Inc. a related party, is an executive officer of the managing general partner and is a general partner of Gould Investors L.P. a related party. During the years ended September 30, 2000, 1999 and 1998, allocated general and administrative expenses charged to the Trust by Gould Investors L.P. aggregated $367, $422 and $622, respectively.

NOTE 10 - COMMITMENT

In August 1984, the Board of Trustees approved a non-contributory pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salaries. Pension expense approximated $200, $190 and $105 during the years ended September 30, 2000, 1999 and 1998, respectively.

NOTE 11 - QUARTERLY FINANCIAL DATA  (Unaudited)


                                                  1st Quarter       2nd Quarter   3rd Quarter       4th Quarter    Total
                                                   Oct.-Dec.        Jan.-March     April-June        July-Sept.   For Year
                                                   ---------        ----------     ----------        ----------   --------
                                                                                     2000
                                                   ------------------------------------------------------------------------

Revenues                                          $  2,325         $  2,779         $  2,857        $  2,925       $10,886
   Income before gain on sale of real
     estate loans and real estate
     properties and available for
     sale securities                                 1,095            1,521            1,489           1,585         5,690
   Net income                                        1,827            1,975            2,112           1,721         7,635
      Per share                                   $    .25         $    .28         $    .29       $     .25      $   1.07   (a)



                                                                                     1999
                                                   ------------------------------------------------------------------------

Revenues  $  3,193                                $  3,002         $  2,924         $  3,054         $12,173
   Income before gain on sale of real
      estate loans and real estate
      properties and available for
      sale securities                                1,507            1,185            1,218           1,148         5,058
   Net income                                        2,926            2,183            1,773           4,764        11,646
      Per share                                   $    .41         $    .30         $    .25        $    .66      $   1.63   (a)





 Per share earnings represent basic earnings per beneficial share.
 (a)Calculated on weighted average shares outstanding for the fiscal year.
    Balances may not crossfoot due to rounding.








                                BRT REALTY TRUST
       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 2000
                             (Amounts in Thousands)
                                                                                                Gross Amount At Which Carried At
                                  Initial Cost To Company                                               September 30, 2000
                                  -----------------------             Costs Capitalized                --------------------
                                              Buildings           Subsequent to Acquisition                 Buildings
                        Encum-                   And              -------------------------                    And
Description             brances   Land      Improvements        Improvements  Carrying Costs     Land      Improvements  Total
-----------------------------------------------------------------------------------------------------------------------------------

Residential
   Islip, New York        -        -          $   40                  -              -             -          $   40    $   40

Shopping Center/Retail
   Rock Springs, WY       -     $600           2,483               $534            $28          $600           3,045     3,645

   Yonkers, New York      -        -           4,000                  -              -             -           4,000     4,000
                          ---------------------------------------------------------------------------------------------------------


TOTAL                     -     $600          $6,523               $534            $28          $600          $7,085    $7,685
                          =========================================================================================================


                                                                                   (a)                                    (b)









                                BRT REALTY TRUST
       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 2000
                             (Amounts in Thousands)


                                                           Depreciation
                           Accum.                            Life For
                          Amorti-    Date Of      Date    Latest Income
Description               zation   Construction Acquired    Statement
--------------------------------------------------------------------------------

Residential
   Islip, New York           -          -           -            -

Shopping Center/Retail
   Rock Springs, WY       $741          -         Jan-92    21-35 Years

   Yonkers, New York         -          -         Aug-00    30 Years
                          ------------------------------------------------------


TOTAL                     $741
                          ======================================================
                           (c)         (d)




                                BRT REALTY TRUST
       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 2000
                             (Amounts in Thousands)
Notes to the schedule:

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

(b)      Total real estate properties                               $  7,685
           Less: Accumulated amortization                                741
                                                                    --------


         Net real estate properties                                 $  6,944
                                                                    ========

(c) Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.

(d)      Information not readily obtainable.

(e)      A reconciliation of real estate properties is as follows:




                                                    Year Ended September 30,
                                                    ------------------------
                                                2000          1999          1998
                                               -----          -----         ----

         Balance at beginning of year          $3,057       $16,622        $23,160
         Additions:
         Acquisitions                           4,000             -              -
         Capitalization of expenses               182           329            755
                                               -------      -------        -------

                                                7,239        16,951         23,915
                                               -------      -------         ------
         Deductions:
         Sales/conveyances                        158        13,753          7,169
         Depreciation/amortization                137           141            124
                                               -------      -------        -------
                                                  295        13,894          7,293
                                               -------      -------        -------
         Balance at end of year                $6,944       $ 3,057        $16,622
                                               =======      =======        =======

(f) The aggregate cost of investments in real estate assets for federal income tax purposes approximates book value.









                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2000
                             (Amounts in Thousands)


                                                                      FINAL
                                             # OF     INTEREST      MATURITY
          DESCRIPTION                        LOANS      RATE          DATE           PERIODIC PAYMENT TERMS
-----------------------------------------------------------------------------------------------------------------------------------
  First mortgage loans:
  Long term:
  Retail/Apartments, Brooklyn, NY              1    Prime + 2.45%    Aug-08      Interest and principal monthly
  Garden Apartments, New Paltz, NY             1    Prime +3.75      Sept-14     Interest and principal monthly
Miscellaneous
   $0-$299                                     4
   $300-499                                    1
   $500-998                                    3
   $1,000-1,270                                1

Short term:
  Cooperative Apartments - NY, NY              1    Prime + 5.25%                Interest monthly, principal at maturity
  Apartments, Meridan, CT                      1    Prime+  5.0%                 Interest monthly, principal at maturity
  Industrial Building - Bernardsville, NJ      1    Prime + 4.0%                 Interest monthly, principal at maturity
  Motel- Brooklyn, NY                          1    Prime + 6.0%                 Interest  and  principal  monthly
  Cooperative Apartments, Bronx, NY            1    Prime + 5.0%                 Interest monthly, principal at maturity
  Industrial/Retail - Great Neck, NY           1    Prime + 5.0%                 Interest monthly, principal at maturity
  Motel - Queens, NY                           1    Prime + 5.0%                 Interest and principal monthly

Miscellaneous
  $0-$299                                      5
  $300-$499                                    2
  $500-$999                                    9
  $1,000-$1,270                                1

 Junior mortgage loans, Wrap-
  around mortgages and junior
  participations:
  Apartments, NY, NY                           1    Prime + 3.50%                Interest monthly, principal at maturity
  Condominiums, Fort Lee, NJ                   1    Prime + 2.25%                Interest monthly, principal at maturity

Miscellaneous
  $0-$299                                      5
  $500-$999                                    1
                                             ---

                                              43
                                             ===







                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2000
                             (Amounts in Thousands)

                                                                                                              PRINCIPAL AMOUNT
                                                                                               CARRYING       OF LOANS SUBJECT
                                                                           FACE AMOUNT          AMOUNT          TO DELINQUENT
          DESCRIPTION                                        PRIOR LEINS   OF MORTGAGES      OF MORTGAGES   PRINCIPAL OR INTEREST
-----------------------------------------------------------------------------------------------------------------------------------

  First mortgage loans:
  Long term:
  Retail/Apartments, Brooklyn, NY                                    -         $2,110          $2,110                 -
  Garden Apartments, New Paltz, NY                                   -          1,313           1,313                 -
   $0-$299                                                           -            436             424                 -
   $300-499                                                          -            494             494                 -
   $500-998                                                          -          2,164           2,164                 -
   $1,000-1,270                                                      -          1,052           1,052                 -

Short term:
  Cooperative Apartments - NY, NY                                    -          7,710           7,710                 -
  Apartments, Meridan, CT                                            -          3,500           3,500                 -
  Industrial Building - Bernardsville, NJ                            -          2,580           2,580                 -
  Motel- Brooklyn, NY                                                -          2,357           2,357                 -
  Cooperative Apartments, Bronx, NY                                  -          2,835           2,200            $2,835
  Industrial/Retail - Great Neck, NY                                 -          2,000           2,000                 -
  Motel - Queens, NY                                                 -          1,533           1,533                 -

Miscellaneous
  $0-$299                                                            -            390             145                 -
  $300-$499                                                          -            899             899               415
  $500-$999                                                          -          6,921           6,432                 -
  $1,000-$1,270                                                      -          1,000           1,000                 -

 Junior mortgage loans, Wrap-
  around mortgages and junior
  participations:
  Apartments, NY, NY                                           $3,904          1,550           1,550                 -
  Condominiums, Fort Lee, NJ                                    7,500          1,350           1,350                 -

Miscellaneous
  $0-$299                                                       6,952            869             869                 -
  $500-$999                                                       785            600             600                 -
                                                               ----------------------------------------------------------
                                                            $19,141        $43,663         $42,282           $ 3,250
                                                              ===========================================================





                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2000
                             (Amounts in Thousands)

Notes to the schedule:

(a) The following summary reconciles mortgages receivable at their carrying values:

                                                                                 Year Ended September 30,
                                                                                 ------------------------
                                                                            2000          1999         1998
                                                                         ---------     ---------    -----------


  Balance at beginning of year                                           $ 43,301      $ 49,134     $ 37,909
   Additions:
   Advances under real estate loans                                        31,865         25,182       31,716
   Previously provided allowances                                               -            660            -
                                                                         --------       --------     --------

                                                                           75,166         74,976       69,625
                                                                         --------      ---------     --------
   Deductions:
   Collections of principal                                                32,884        23,815        20,491
   Sale of senior participating interests in loans                              -         7,860             -
                                                                         --------      --------      --------
                                                                           32,884        31,675        20,491
                                                                         --------      --------      --------

   Balance at end of year                                                $ 42,282      $ 43,301      $ 49,134
                                                                         ========      ========      ========


  (b) The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.