Form 10-Q
period 2000-12-31
BRT REALTY TRUST
filed 2001-02-12
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended December 31, 2000

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

                    7,180,263 Shares of Beneficial Interest,
                  $3 par value, outstanding on February 10, 2000

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

                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)

                                                                             December 31,       September 30,
                                                                                 2000               2000
                                                                                 ----               ----
                                                                             (Unaudited)          (Audited)
                                     ASSETS

Real estate loans - Note 3:
    Earning interest, including $750 and $850
      from related parties                                                   $  51,383             $ 40,413
    Not earning interest                                                           415                3,250
                                                                             ---------            ---------
                                                                                51,798               43,663
   Less allowance for possible losses                                            1,381                1,381
                                                                             ---------           ----------
                                                                                50,417               42,282
                                                                             ---------            ---------
Real estate assets:
    Real estate properties net, including $2,903
      and $2,944 held for sale                                                   6,863                6,944
    Investment in unconsolidated real
      estate ventures at equity                                                  5,496                5,381
                                                                             ---------           ----------
                                                                                12,359               12,325
Less valuation allowance                                                           349                  349
                                                                             ---------          -----------
                                                                                12,010               11,976
                                                                             ---------            ---------

Cash and cash equivalents - Note 4                                              14,833               16,221
Securities available-for-sale at market                                         16,290               16,310
Other assets                                                                     1,986                1,667
                                                                            ----------           ----------
          Total Assets                                                       $  95,536            $  88,456
                                                                             =========            =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Note payable - Credit facility - Note 5                                  $     105            $      88
    Mortgage payable                                                             2,846                    -
    Accounts payable and accrued liabilities,
      including deposits of $1,913 and $1,550                                    3,816                3,221
                                                                             ---------            ---------
          Total Liabilities                                                      6,767                3,309
                                                                             ---------            ---------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
     issued - 8,888  shares at each date                                        26,665               26,665
   Additional paid-in capital                                                   81,473               81,499
   Accumulated other comprehensive loss - net
      unrealized loss on available-for-sale securities                          (2,672)              (3,133)
   Accumulated deficit                                                          (1,946)              (5,047)
                                                                            ----------           ----------
                                                                               103,520               99,984
Cost of 1,708 and 1,718 treasury shares of
  beneficial interest at each date                                             (14,751)             (14,837)
                                                                             ---------            ---------
            Total Shareholders' Equity                                          88,769               85,147
                                                                             ---------            ---------

            Total Liabilities and Shareholders' Equity                       $  95,536            $  88,456
                                                                             =========            =========

            See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands except for Per Share Data)


                                                                                    Three Months Ended
                                                                                       December 31,

                                                                               2000                    1999
                                                                               ----                    ----

Revenues:
    Interest and fees on real estate loans
      including $24 and $-0- from related parties                            $   2,732              $   1,521
    Operating income from real estate properties                                   307                    188
    Equity in earnings of unconsolidated ventures                                  162                    114
    Other, primarily investment income                                           1,267                    502
                                                                            ----------              ---------
          Total Revenues                                                         4,468                  2,325
                                                                            ----------              ---------

Expenses:
    Interest-notes payable and loans payable                                        17                     22
    Advisor's fee                                                                  168                    132
    General and administrative                                                     790                    780
    Other taxes                                                                     60                     35
    Operating expenses relating to real estate
    properties including interest on mortgages
     of $59 and $15                                                                208                    164
    Amortization and depreciation                                                  139                     97
                                                                            ----------             ----------
           Total Expenses                                                        1,382                  1,230
                                                                            ----------             ----------

Income  before gain on sale of real estate
   loans and real estate properties and
   available-for-sale securities                                                 3,086                  1,095
Net gain on sale of real estate loans and
  real estate properties held for sale                                               -                    732
Net realized gain on available-for-sale securities                                  15                      -
                                                                            ----------             ----------

Net Income                                                                  $    3,101             $    1,827
                                                                            ==========             ==========

Income per share of Beneficial Interest:
  Basic earnings per share                                                  $      .43             $      .25
                                                                            ==========             ==========
  Diluted earnings per share                                                $      .43             $      .25
                                                                            ==========             ==========



          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                              (Amounts In Thousands)




                                                                             Accumulated
                                                  Shares of    Additional       Other           Accum-
                                                  Beneficial     Paid-In   Comprehensive        ulated        Treasury
                                                   Interest      Capital        Income          Deficit        Shares        Total
                                                  ---------     --------        ------          -------        ------        -----

Balances, September 30, 2000                       $26,665       $81,499       $(3,133)         $(5,047)      $(14,837)      $85,147

Exercise of stock options                                -           (26)            -                -             86            60

Net income                                               -             -             -            3,101              -         3,101
    Other comprehensive loss -
      net unrealized gain on
     available-for-sale securities
     (net of reclassification adjust-
     ment for gains included in net
     income of $15)                                      -             -           461                -              -           461
                                                                                                                           ---------
Comprehensive income                                     -             -             -                -              -         3,562
                                                   ---------------------------------------------------------------------------------
Balances, December 31, 2000                        $26,665       $81,473      $ (2,672)         $(1,946)      $(14,751)      $88,769
                                                   =================================================================================

      See Accompanying Notes to Consolidated Financial Statements.



                         BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                          Three Months Ended
                                                                                              December 31,
                                                                                         2000             1999
                                                                                         ----             ----

Cash flow from operating activities:
  Net income                                                                         $  3,101          $  1,827
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and depreciation                                                        139                97
     Net gain on sale of real estate loans and properties                                   -              (732)
     Gain on sale of available-for-sale securities                                        (15)                -
     Equity in earnings of unconsolidated ventures                                       (162)             (114)
     Increase in interest and dividends receivable                                       (172)              (10)
     Increase in prepaid expenses                                                         (93)               (3)
     Increase (Decrease) in accounts payable
       and accrued liabilities                                                            143              (465)
     Increase in deferred revenues                                                        189                46
     Increase (Decrease) in escrow deposits                                               135              (272)
     Increase in deferred costs                                                           (59)              (14)
     Decrease in receivable from venture partner                                            -             4,620
     Other                                                                                (45)              215
                                                                                     --------          --------
Net cash provided by operating activities                                               3,161             5,195
                                                                                     --------          --------
Cash flows from investing activities:
  Collections from real estate loans                                                   10,335             5,926
  Additions to real estate loans                                                      (18,470)           (7,818)
   Net costs capitalized to real estate assets                                             (1)             (104)
  Proceeds from sale of real estate assets                                                  -               814
  Increase (Decrease) in deposits payable                                                 129               (52)
  Purchase of marketable securities                                                         -            (4,618)
   Sales of marketable securities                                                         495                 -
   Capital contributions to unconsolidated entities                                         -              (250)
   Partnership distributions                                                               40                 -
                                                                                     --------          --------
Net cash used in investing activities                                                  (7,472)           (6,102)
                                                                                     --------          --------

Cash flow from financing activities:
   Increase in mortgage payable                                                         2,850                 -
  Payoff/paydown of loan and mortgages payable                                             (4)             (841)
  Proceeds from note payable - credit facility                                             17                 -
   Repayment of note payable - credit facility                                              -              (121)
   Exercise of stock options                                                               60                 -
                                                                                     --------          --------
   Net cash used in financing activities                                                2,923              (962)
                                                                                     --------          --------

   Net  decrease in cash and cash equivalents                                          (1,388)           (1,869)
   Cash and cash equivalents at beginning of period                                    16,221            28,757
                                                                                     --------          --------
   Cash and cash equivalents at end of period                                        $ 14,833          $ 26,888
                                                                                     ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                 $     31          $     29
                                                                                     ========          ========

           See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2000 and for the three months ended December 31, 2000 and 1999 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results for the full year.

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

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT's Annual Report on Form 10-K for the year ended September 30, 2000.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 2 - Shareholders' Equity

Per Share Data

Basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period which was 7,170,698 and 7,165,263 for the three month periods ended December 31, 2000 and 1999, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BRT. For the three months ended December 31, 2000 and 1999 diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of the BRT's outstanding options using the treasury stock method which aggregated 7,255,542 and 7,249,712 respectively.

Note 3 - Real Estate Loans

If  all  loans   classified  as  non-earning  were  earning  interest  at  their contractual rates for the three months ended December 31, 2000 and 1999, interest income would have increased by approximately $11,000 and $39,000, respectively. During the quarter ended December 31, 2000, a non interest earning loan with a carrying value of $2,835,000 was returned to earning interest. Pursuant to a workout/refinancing agreement with the Borrower, interest income of $170,000 representing a portion of the interest due was recorded in the quarter ended December 31, 2000. The remaining interest is to be paid in monthly installments until all past interest is paid.

Note 4 - Available-For-Sale Securities

Included in available-for-sale securities are 1,355,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $17,806,000 and a fair value at December 31, 2000 of $14,912,000. The shares held by the Trust represent approximately 9.24% of the outstanding shares of Entertainment Properties Trust.

Note 5 -Note Payable - Credit Facility

On January 11, 2001 BRT terminated its revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). BRT has applied for a $15,000,000 credit facility from a different lender. Deferred fees in the amount of $274,000 associated with the terminated credit facility will be written off in the next quarter.

Note 6 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three months ended December 31, 2000 accumulated other comprehensive income (loss), which is solely comprised of the net unrealized loss on available-for-sale securities, decreased to $2,672,000 from $3,133,000. For the three month period ended December 31, 1999 accumulated other comprehensive income, which is comprised solely of unrealized gain on available-for-sale securities was $96,000.

Note 7 - Segment Reporting

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

BRT's primary business activity is originating and holding for investment senior real estate mortgages, secured by income producing property. To a lesser extent BRT originates and holds for investment junior real estate mortgage loans secured by income producing property and senior mortgage loans secured by unimproved real property. Its investment policy emphasizes short-term mortgage loans. Repayments of real estate loans in the amount of $30,311,000 are due during the twelve months ending December 31, 2001, including $1,710,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

In May, 1999 BRT entered into a $45,000,000 revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). Borrowings under the facility are secured by specific receivables of BRT and its subsidiary, BRT Funding and the agreement provides that the amount borrowed will not exceed 80% of the value of the collateral. As of December 31, 2000 BRT had acceptable collateral which would permit BRT to borrow up to approximately $4,100,000 under the facility. The facility matures on May 17, 2002.

On January 11, 2001 BRT terminated its revolving credit line with TransAmerica. The outstanding balance and all accrued interest was paid at termination. BRT has applied for a new $15,000,000 credit facility from a different lender. As of February 10, 2001, a new credit facility was not in place. In the next fiscal quarter BRT will recognize as an extraordinary item the write off of $274,000 of deferred fees associated with the TransAmerica credit line.

During the three months ended December 31, 2000, the Trust generated cash of $3,161,000 from operations, $10,335,000 from collections from real estate loans, $2,850,000 from the placement of a first mortgage on a leasehold position in commercial real property and $495,000 from the sale of securities. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $18,470,000. BRT's cash and cash equivalents were $14,833,000 at December 31, 2000.

The Trust will satisfy its liquidity needs from cash and liquid investments on hand, interest received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

Interest and fees on loans increased by $1,211,000 to $2,732,000 for the three months ended December 31, 2000 as compared to $1,521,000 for the three months ended December 31, 2000. During the current quarter a participating loan was paid off resulting in "additional interest" and fees of $844,000. Also a loan that was previously non performing was returned to performing status and $170,000 of delinquent interest was recorded. In addition to these one time items, the average balance of loans increased by approximately $5,100,000 accounting for an increase in interest income of $207,000. These increases were slightly offset by a 10 basis point decline in the interest rate earned on the portfolio from 12.65% to 12.55%, resulting in a decline in interest income of $12,000.

Operating income on real estate properties increased to $307,000 in the three months ended December 31, 2000 from $188,000 in the quarter ended December 31, 1999, an increase of $119,000. This increase, primarily rental income, is attributable to BRT's purchase of a leasehold interest in commercial real property in the last quarter of the prior fiscal year.

Equity in earnings of unconsolidated ventures increased $48,000 in the quarter ended December 31, 2000 to $162,000 from $114,000 in the quarter ended December 31, 1999. This increase of $48,000 is the result of increased income from existing ventures and income earned on new ventures entered into since the quarter ended December 31, 1999.

Other revenues, primarily investment income increased to $1,267,000 in the quarter ended December 31, 2000, from $502,000 in the same quarter in 1999, an increase of $765,000. During the quarter BRT received $438,000 from a residual interest it holds in a venture. This residual interest resulted from the sale of a partnership interest in a prior year. The remaining increase of $327,000 is the result of increased invested balances and increased rates earned on those balances. The average balance of invested assets increased $3,300,000 causing interest to increase $72,000. Over the last several quarters the Trust has invested a portion of its available cash in higher yielding REIT securities rather than treasury securities and other money market products, causing the average rate earned to increase from 6.97% in the prior year's first quarter to 10.29% in the current quarter, accounting for the remaining $255,000 increase.

The Advisor's fee, which is calculated based on invested assets, increased $36,000 in the quarter ended December 31, 2000 to $168,000 from $132,000 in the quarter ended December 31, 1999. In the current quarter the Trust experienced a higher outstanding balance of invested assets thereby causing an increase in the fee.

Operating expenses relating to real estate increased $44,000 in the quarter ended December 31, 2000 to $208,000 from $164,000 in the quarter ended December 31, 1999. This increase represents mortgage interest expense on a leasehold that the Trust purchased at the end of the prior fiscal year.

Amortization and depreciation increased from $97,000 in the quarter ended December 31, 1999 to $139,000 in the quarter ended December 31, 2000. This increase of $42,000 is primarily leasehold amortization on a property that was purchased during the last quarter of the prior fiscal year.



                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

On January 18, 2001 BRT filed an 8-K reporting that on January 11, 2001 BRT terminated its $45,000,000 revolving credit facility with Transamerica Business Credit Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRT REALTY TRUST
                                   Registrant




February 12,  2001                               /s/ Jeffrey Gould
------------------                               -----------------
Date                                             Jeffrey Gould, President





February 12, 2001                                /s/ George Zweier
-----------------                                ------------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer