Form 10-Q
period 2001-03-31
BRT REALTY TRUST
filed 2001-05-11
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission File Number 1-7172


                                BRT REALTY TRUST
                                ----------------
            (Exact name of Registrant as specified in its charter)

           Massachusetts                               13-2755856
           ------------------------------------------------------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)      Identification No.)

           60 Cutter Mill Road, Great Neck, NY              11021
           ------------------------------------------------------
           (Address of principal executive offices)    (Zip Code)

     Registrant's telephone number, including area code (516) 466-3100
     -----------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,180,263 Shares of Beneficial Interest,
                   $3 par value, outstanding on May 10, 2001

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

                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)

                                                                              March 31,       September 30,
                                                                                 2001              2000
                                                                                 ----              ----
                                                                             (Unaudited)         (Audited)
                                     ASSETS

Real estate loans - Note 3:
    Earning interest, including $710 and $850
      from related parties                                                    $ 49,397             $ 40,413
    Not earning interest                                                           415                3,250
                                                                              --------             --------
                                                                                49,812               43,663
   Less allowance for possible losses                                            1,381                1,381
                                                                              --------             --------
                                                                                48,431               42,282
                                                                              --------             --------
Real estate assets:
    Real estate properties net, including $2,822
      and $2,944 held for sale                                                   6,828                6,944
    Investment in unconsolidated real
      estate ventures at equity                                                  5,885                5,381
                                                                              --------             --------
                                                                                12,713               12,325
Less valuation allowance                                                           349                  349
                                                                              --------             --------
                                                                                12,364               11,976
                                                                              --------             --------

Cash and cash equivalents                                                       18,862               16,221
Securities available-for-sale at market - Note 4                                20,687               16,310
Other assets                                                                     1,843                1,667
                                                                              --------             --------
          Total Assets                                                        $102,187             $ 88,456
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Note payable - Credit facility - Note 5                                   $      -             $     88
    Mortgage payable                                                             2,832                    -
    Accounts payable and accrued liabilities,
      including deposits of $1,567 and $1,550                                    3,260                3,221
                                                                              --------             --------
          Total Liabilities                                                      6,092                3,309
                                                                              --------             --------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
     issued - 8,888  shares at each date                                        26,665               26,665
   Additional paid-in capital                                                   81,473               81,499
   Accumulated other comprehensive income(loss) - net
      unrealized gain (loss) on available-for-sale securities                    1,725               (3,133)
   Accumulated earnings (deficit)                                                  983               (5,047)
                                                                              --------             --------
                                                                               110,846               99,984
Cost of 1,708 and 1,718 treasury shares of
  beneficial interest at each date                                             (14,751)             (14,837)
                                                                              --------             --------
            Total Shareholders' Equity                                          96,095               85,147
                                                                              --------             --------

            Total Liabilities and Shareholders' Equity                        $102,187             $ 88,456
                                                                              ========             ========

                See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands except for Per Share Data)



                                                                          Three Months Ended                 Six Months Ended
                                                                               March 31,                          March 31
                                                                        2001              2000             2001              2000
                                                                        ----              ----             ----              ----

Revenues:
  Interest and fees on real estate loans                              $ 1,851           $ 1,462          $ 4,583           $ 2,983
  Operating income on real estate owned                                   381               230              688               418
  Equity in earnings in unconsolidated entities                           284               159              446               273
   Other, primarily investment income                                     809               928            2,076             1,430
                                                                      -------           -------          -------           -------
          Total Revenues                                                3,325             2,779            7,793             5,104
                                                                      -------           -------          -------           -------

Expenses:
    Interest-notes payable and loans payable                                3                18               20                40
    Advisor's fee                                                         169               140              337               272
    General and administrative                                            694               757            1,484             1,538
    Other taxes                                                           110                62              170                97
    Expense related to investment income                                  301                 -              301                 -
    Operating expenses relating to real estate
     owned including interest on mortgages
      of $68 and $-0- for the three-month periods                         246               184              454               347
      and $127 and $15 for the six-month periods,
      respectively
Amortization and depreciation                                              84                97              223               194
                                                                      -------           -------          -------            ------
           Total Expenses                                               1,607             1,258            2,989             2,488
                                                                      -------           -------          -------            ------
Income  before gain on sale of real estate
     assets, foreclosed properties and
     available-for-sale securities                                      1,718             1,521            4,804             2,616
Net gain on sale of real estates assets
    and foreclosed properties held for sale                             1,475               360            1,475             1,092
Net realized gain on sale of available-for
   -sale securities                                                         -                94               15                94
                                                                      -------           -------          -------            ------

Income before extraordinary item                                        3,193             1,975           6,294              3,802

Extraordinary item - loss on early
   extinguishment of debt                                                 264                 -             264                  -
                                                                      -------           -------          -------           -------

Net Income                                                            $ 2,929           $ 1,975          $ 6,030           $ 3,802
                                                                      =======           =======          =======           =======

Income per share of Beneficial Interest:

   Basic earnings per share
      Income before extraordinary item                                $   .45           $   .28          $   .88           $   .53
       Extraordinary item                                                (.04)                -             (.04)                -
                                                                      -------           -------          -------           -------
       Net earnings per common share                                  $   .41           $   .28          $   .84           $   .53
                                                                      =======           =======          =======           =======

Diluted earnings per share
      Income before extraordinary item                                $   .44           $   .27          $   .87           $   .52
       Extraordinary item                                                (.04)                -             (.04)                -
                                                                      -------           -------          -------           -------
       Net earnings per common share                                  $   .40           $   .27          $   .83           $   .52
                                                                      =======           =======          =======           =======






                        BRT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Amounts In Thousands)




                                                                         Accumulated
                                               Shares of    Additional      Other           Accum-
                                               Beneficial    Paid-In    Comprehensive       ulated        Treasury
                                                Interest     Capital        Income          Deficit        Shares         Total
                                               ---------    --------        ------          -------        ------         -----

Balances, September 30, 2000                   $26,665       $81,499       $(3,133)         $(5,047)      $(14,837)      $85,147

Exercise of stock options                            -           (26)            -                -             86            60

Net income                                           -             -             -            6,030              -         6,030
    Other comprehensive gain -
      net unrealized gain on
     available-for-sale securities
     (net of reclassification adjust-
     ment for gains included in net
     income of $15)                                  -             -         4,858                -              -         4,858
                                                                                                                           -----
Comprehensive income                                 -             -             -                -              -        10,888
                                               --------------------------------- -----------------------------------------------
Balances, March 31, 2001                       $26,665       $81,473       $ 1,725             $983       $(14,751)      $96,095
                                               =================================================================================






























         See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                                          Six Months Ended
                                                                                              March 31,
                                                                                       2001             2000
                                                                                       ----             ----

Cash flow from operating activities:
  Net income                                                                         $  6,030          $  3,802
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary item - loss on early extinguishment of debt                            264                 -
     Amortization and depreciation                                                        223               194
     Net gain on sale of foreclosed properties held for sale                           (1,475)           (1,092)
     Net gain on sale of available-for-sale securities                                    (15)              (94)
     Equity in earnings of unconsolidated entities                                       (446)             (273)
     Increase in interest and dividends receivable                                       (230)             (413)
     (Increase) Decrease in prepaid expenses                                              (74)               24
     Decrease in accounts payable
       and accrued liabilities                                                           (145)             (704)
     Increase in deferred revenues                                                        123                72
     Increase (Decrease) in escrow deposits                                                53               (79)
     Increase in deferred costs                                                          (124)              (18)
     Decrease in due from venture                                                           -             4,620
     Net change in other assets                                                           (79)              245
                                                                                     --------          --------
Net cash provided by operating activities                                               4,105             6,284
                                                                                     --------          --------
Cash flows from investing activities:
  Collections from real estate loans                                                   14,238            23,724
  Additions to real estate loans                                                      (20,387)          (21,416)
   Net costs capitalized to real estate owned                                             (34)             (162)
  Proceeds from sale of real estate assets                                              1,475             1,230
  Decrease in deposits payable                                                             17                84
  Purchase of marketable securities                                                         -           (18,899)
   Sales of marketable securities                                                         495               977
   Capital contributions to unconsolidated entities                                      (137)             (250)
   Partnership distributions                                                               65                 -
                                                                                     --------          --------

Net cash used in investing activities                                                  (4,268)          (14,712)
                                                                                     --------          --------

Cash flow from financing activities:
  Increase in mortgage payable                                                          2,850                 -
  Payoff/paydown of loan and mortgages payable                                            (18)             (841)
  Repayment of note payable - credit facility                                             (88)             (203)
  Exercise of stock options                                                                60                 -
                                                                                     --------          --------
Net cash provided by (used in) financing activities                                     2,804            (1,044)
                                                                                     --------          --------
Net  increase (decrease) in cash and cash equivalents                                   2,641            (9,472)
Cash and cash equivalents at beginning of period                                       16,221            28,757
                                                                                     --------          --------
Cash and cash equivalents at end of period                                           $ 18,862          $ 19,285
                                                                                     ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                 $    109          $     68
                                                                                     ========          ========



                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2001 and for the three and six months ended March 31, 2001 and 2000 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results for the full year.

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

Note 2 - Shareholders' Equity

Per Share Data

Basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period which was 7,180,263 and 7,165,263 and 7,175,481 and 7,165,263 for the
three and six month periods ended March 31, 2001 and 2000, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BRT. For the three and six months ended March 31, 2001 and 2000 diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of the BRT's outstanding options using the treasury stock method which aggregated 7,291,144 and 7,253,541 and 7,273,282 and 7,251,627 and, respectively.

Note 3 - Real Estate Loans

If all loans classified as non-earning were earning interest at their contractual rates for the three and six months ended March 31, 2001 and 2000, interest income would have increased by approximately $11,000 and $23,000 and $59,000 and $98,000 respectively. During the quarter ended March 31, 2001, a loan with a principal balance of $7,800,000 was restructured. Pursuant to a settlement agreement, the borrower will make monthly payments at a lower amount than required under the original terms of the loan. Any shortfall in interest is due at the maturity of the loan. On May 2,2001 $400,000 was received from the borrower, of which $175,000 was applied to legal fees, $48,000 to required escrows and the balance of $177,000 to interest income (which was accrued at March 31, 2001). It is anticipated that all amounts due under this agreement will be received at maturity. Interest income of $ 277,000 was recognized on this loan in the quarter ended March 31, 2001

Note 4 - Available-For-Sale Securities

Included in available-for-sale securities are 1,355,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $17,806,000 and a fair value at March 31, 2001 of $19,304,000. At May 9, 2001 the fair value of these shares was $21,800,000. During the quarter ended March 31, 2001 the Trust incurred legal, printing and other expenses of $301,000 related to the solicitation of proxies to vote in favor of BRT's nominee to the Board of Trustees of Entertainment Properties Trust. The shares held by the Trust represent approximately 9.24% of the outstanding shares of Entertainment Properties Trust.

Note 5 -Note Payable - Credit Facility

On January 11, 2001 BRT terminated its revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). BRT has applied for a $15,000,000 credit facility from a different lender. For the quarter ended March 31, 2001 unamortized deferred fees in the amount of $264,000 associated with the terminated credit facility were written off as an extraordinary item.

Note 6 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three and six months ended March 31, 2001 accumulated other comprehensive income (loss), which is solely comprised of the net unrealized gain (loss) on available-for-sale securities, increased $4,397,000 to $1,725,000 from ($2,672,000) and increased $4,858,000 from ($3,133,000) to
$1,725,000. For the three and six months ended March 31, 2000 it increased $91,000 to $187,000 from $96,000 and increased $187,000 from $-0- to $187,000 respectively.

Note 7 - Segment Reporting

Effective October 1, 1998, the Trust adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information. Statement 131 superseded FASB Statement No. 14 Financial Reporting for Segments of a Business Enterprise.
Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. The adoption of Statement No. 131 did not affect results of operations or financial position. As the Trust operates predominantly in one industry segment, it has determined that it has one reportable segment and operates primarily in one geographic location. Management believes it is in compliance with the standards established by Statement No. 131.

Note 8  - Derivative Instruments and Hedging Activities

In June 1999, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, amending Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which extended the required date of adoption to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Trust adopted SFAS 133 on October 1, 2000 and the impact is immaterial due to the Trust's limited derivative activity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
BRT's primary business activity is originating and holding for investment senior real estate mortgages, secured by income producing property. To a lesser extent BRT originates and holds for investment junior real estate mortgage loans secured by income producing property and senior mortgage loans secured by unimproved real property. Its investment policy emphasizes short-term mortgage loans. Repayments of real estate loans in the amount of $28,609,000 are due during the twelve months ending March 31, 2002, including $1,702,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

On January 11, 2001 BRT terminated its revolving credit line with TransAmerica. The outstanding balance and all accrued interest was paid at termination. BRT has applied for a new $15,000,000 credit facility from a different lender. As of May 10, 2001, a new credit facility was not in place.

During the six months ended March 31, 2001, the Trust generated cash of $4,105,000 from operations, $14,238,000 from collections from real estate loans, $2,850,000 from the placement of a first mortgage on a leasehold position in commercial real property, $495,000 from the sale of marketable securities and $1,475,000 from the sale of a real estate asset. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $20,387,000. BRT's cash and cash equivalents were $18,862,000 at March 31, 2001.

The Trust will satisfy its liquidity needs from cash and liquid investments on hand, interest received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations
---------------------
Interest and fees on loans increased by $389,000 to $1,851,000 for the three months ended March 31, 2001 as compared to $1,462,000 for the three months ended March 31, 2000. During the current quarter the average balance of loans increased by approximately $11,500,000 accounting for an increase in interest income of $348,000. In addition a 97 basis point increase in the interest rate earned on the portfolio to 12.60% from 11.63%, resulted in an increase in interest income of $115,000. Offsetting these increases was a lower level of fee income. The decline of $83,000 in fee income was primarily the result of an increased level of fee income received in the prior years quarter from the early payoff of loans.

For the six months ended March 31, 2001, interest and fees on loans increased $1,600,000 from $2,983,000 to $4,583,000. During the current year a participating loan was paid off resulting in "additional interest" and fees of $844,000. Also a loan that was previously non performing was returned to performing status and $170,000 of delinquent interest was received. In addition to these one time items , the average balance of loans increased $8,300,000 resulting in an increase to interest income of $514,000. An increase in the interest rate earned on the portfolio from 12.15% to 12.58% also caused income to increase by $99,000

Operating income on real estate properties increased to $381,000 in the three months ended March 31, 2001 from $230,000 in the quarter ended March 31, 2000, an increase of $151,000. For the six months ended March 31, 2001 operating income on real estate owned increased $270,000 from $ 418,000 to $688,000. For both periods, this increase, primarily rental income, is attributable to BRT's purchase of a leasehold interest in commercial real property in the last quarter of the prior fiscal year.

Equity in earnings of unconsolidated ventures increased $125,000 in the quarter ended March 31, 2001 to $284,000 from $159,000 in the quarter ended March 31, 2000. For the six months ended March 31, 2001 income from unconsolidated ventures increased $173,000 from $273,000 to $446,000. The increase in both periods is primarily the result of income earned on new ventures entered into since March 31, 2000.

Other revenues, primarily investment income, declined to $809,000 in the quarter ended March 31, 2001, from $928,000 in the same quarter in 2000, a decline of $119,000. A decline in the average balance of invested assets of $4,200,000 caused the decline in interest income. For the six months ended March 31, 2001 this category increased $646,000 from $1,430,000 to $2,076,000 During the current six months BRT received $438,000 from a residual interest it holds in a venture. This residual interest resulted from the sale of a partnership interest in a prior year. The remaining increase of $208,000 is the result of increased rates earned on invested balances. Over the last several quarters the Trust has invested a portion of its available cash in higher yielding REIT securities rather than treasury securities and other money market products, causing the average rate earned to increase from 8.71% in the prior year's first six months to 10.21% in the current six months.

The Advisor's fee, which is calculated based on invested assets, increased $29,000 in the quarter ended March 31, 2001 to $169,000 from $140,000 in the quarter ended March 31, 2000. In the six months ended March 31, 2001 the fee increased $65,000 from $272,000 in the prior six months to $337,000 in the six months ended March 31, 2001. During both of these periods, the Trust experienced a higher outstanding balance of invested assets thereby causing an increase in the fee.

Other taxes increased $48,000 from $62,000 in the quarter ended March 31,2000 to $110,000 for the three months ended March 31, 2001 and increased $73,000 from $97,000 for the six months March 31, 2000 to $170,000 This is the result of an increase in the amount of state and federal alternative minimum tax the Trust paid in the current quarter and six month periods.

Expenses related to investment income was $301,000 for both the three and six months ended March 31, 2001. The prior three and six month periods contained no such expense. During the current quarter the Trust incurred legal, printing and other expenses related to the solicitation of proxies to vote in favor of BRT's nominee to the Board of Trustees of Entertainment Properties Trust (NYSE:EPR). BRT owns 9.24% of the outstanding shares of Entertainment Properties Trust and is its largest shareholder.

Operating expenses relating to real estate increased $62,000 in the quarter ended March 31, 2001 to $246,000 from $184,000 in the quarter ended March 31, 2000. For the six months ended March 31, 2001 operating expenses on real estate owned increased $107,000 to $454,000 from $347,000. The increase in both periods represents operating expenses on a leasehold that the Trust purchased at the end of the prior fiscal year.

Gain on the sale of real estate assets and foreclosed properties increased $1,115,000 in the quarter ended March 31, 2001 to $ $1,475,000 from $360,000. In the six months ended March 31, 2001 gain on the sale of real estate assets and foreclosed properties increased $383,000 to $1,475,000 from $1,092,000. The gain in the three and six month period ended March 31,2001 resulted from the sale of a residual interest in a partnership. The gains in the three and six months ended March 31, 2000 represent the sale of individual cooperative units that were previously acquired in foreclosure.



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


                                BRT REALTY TRUST
                                   Registrant




May 11, 2001                       /s/ Jeffrey Gould
------------                       -------------------------------
Date                               Jeffrey Gould, President





May 11, 2001                      /s/ George Zweier
------------                      --------------------------------
Date                              George Zweier, Vice President
                                  and Chief Financial Officer