Form 10-Q
period 2001-06-30
BRT REALTY TRUST
filed 2001-08-10
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarterly period ended June 30, 2001

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission File Number 1-7172


                                BRT REALTY TRUST
             (Exact name of Registrant as specified in its charter)

       Massachusetts                                                13-2755856
       _______________________________________________________________________
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                      Identification No.)

       60 Cutter Mill Road, Great Neck, NY                               11021
       _______________________________________________________________________
      (Address of principal executive offices)                      (Zip Code)

         Registrant's telephone number, including area code (516) 466-3100
                                                             _____________
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,331,014 Shares of Beneficial Interest,
                  $3 par value, outstanding on August 9, 2001

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


                       BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)

                                                                               June 30,       September 30,
                                                                                 2001              2000
                                                                                 ----              ----
                                                                             (Unaudited)         (Audited)
                                     ASSETS

Real estate loans - Note 3:
    Earning interest, including $3,565 and $850
      from related parties                                                    $ 53,844             $ 40,413
    Not earning interest                                                           415                3,250
                                                                              --------             --------
                                                                                54,259               43,663
   Less allowance for possible losses                                            1,381                1,381
                                                                              --------             --------
                                                                                52,878               42,282
                                                                              --------             --------
Real estate assets:
    Real estate properties net, including $2,850
      and $2,944 held for sale                                                   6,756                6,944
    Investment in unconsolidated real
      estate ventures at equity                                                  6,924                5,381
                                                                              --------             --------
                                                                                13,680               12,325
Less valuation allowance                                                           325                  349
                                                                              --------             --------
                                                                                13,355               11,976
                                                                              --------             --------

Cash and cash equivalents                                                       16,232               16,221
Securities available-for-sale at market - Note 4                                25,933               16,310
Other assets                                                                     1,731                1,667
                                                                              --------             --------
          Total Assets                                                       $ 110,129            $  88,456
                                                                             =========            =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Note payable - Credit facility - Note 5                                  $       -            $      88
    Mortgage payable                                                             2,819                    -
    Accounts payable and accrued liabilities,
      including deposits of $1,345 and $1,550                                    2,765                3,221
    Dividends Payable                                                            1,613                    -
                                                                             ---------            ---------
          Total Liabilities                                                      7,197                3,309
                                                                             ---------            ---------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
     issued - 8,883 and 8,888  shares at each date                              26,650               26,665
   Additional paid-in capital                                                   81,008               81,499
   Accumulated other comprehensive income(loss) - net
      unrealized gain (loss) on available-for-sale securities                    7,181               (3,133)
   Accumulated earnings (deficit)                                                1,470               (5,047)
                                                                             ---------            ---------
                                                                               116,309               99,984
Cost of 1,552 and 1,718 treasury shares of
  beneficial interest at each date                                             (13,377)             (14,837)
                                                                             ---------            ---------
            Total Shareholders' Equity                                         102,932               85,147
                                                                             ---------            ---------

            Total Liabilities and Shareholders' Equity                       $ 110,129            $  88,456
                                                                             =========            =========

             See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands except for Per Share Data)

                                                                          Three Months Ended                Nine Months Ended
                                                                               June 30,                          June 30,
                                                                         2001            2000             2001              2000
                                                                         ----            ----             ----              ----

Revenues:
  Interest and fees on real estate loans                              $ 1,844           $ 1,565          $ 6,427           $ 4,548
  Operating income on real estate owned                                   504               283            1,192               701
  Equity in earnings in unconsolidated entities                           301               141              747               414
   Other, primarily investment income                                     812               868            2,888             2,298
                                                                     --------          --------          -------           -------
          Total Revenues                                                3,461             2,857           11,254             7,961
                                                                      -------           -------           ------           -------

Expenses:
    Interest-notes payable and loans payable                                -                19               20                59
    Advisor's fee                                                         186               147              523               419
    General and administrative                                            786               725            2,272             2,262
    Other taxes                                                            60                51              230               148
    Expense related to investment income                                  274                 -              575                 -
    Operating expenses relating to real estate
     owned including interest on mortgages
      of $67 and $-0- for the three-month periods                         250               329              704               677
      and $194 and $15 for the nine-month periods,
      respectively
Amortization and depreciation                                              71                97              294               291
                                                                      -------          --------          -------           -------
           Total Expenses                                               1,627             1,368            4,618             3,856
                                                                      -------          --------          -------            ------
Income  before gain on sale of real estate
     assets, foreclosed properties and
     available-for-sale securities                                      1,834             1,489            6,636             4,105
Net gain on sale of real estates assets
    and foreclosed properties held for sale                               282               590            1,757             1,682
Net realized gain (loss) on sale of available-for
   -sale securities                                                        (4)               33               11               127
                                                                     --------          --------        ---------          --------
Income before minority interest                                         2,112             2,112            8,404             5,914
Minority interest                                                         (12)                -              (10)                -
                                                                     ---------        ---------        ---------          --------
Income before extraordinary item                                        2,100             2,112            8,394             5,914

Extraordinary item - loss on early
   extinguishment of debt                                                   -                 -             (264)                -
                                                                     --------          --------        ---------          --------
Net Income                                                            $ 2,100           $ 2,112          $ 8,130           $ 5,914
                                                                      =======           =======          =======           =======

Income per share of Beneficial Interest:

   Basic earnings per share
      Income before extraordinary item                              $     .29          $    .29        $    1.17         $     .82
       Extraordinary item                                                   -                 -            (.04)                 -
                                                                    ---------          --------        ---------         ---------
       Net earnings per common share                                $     .29          $    .29        $    1.13         $     .82
                                                                    =========          ========        =========         =========

Diluted earnings per share
      Income before extraordinary item                              $     .29          $    .29        $    1.16         $     .81
       Extraordinary item                                                   -                 -            (.04)                 -
                                                                    ---------          --------        ---------         ---------
       Net earnings per common share                                $     .29          $    .29        $    1.12         $     .81
                                                                    =========          ========        =========         =========

Cash distributions per common share                                 $     .22          $      -        $     .22         $       -
                                                                    =========          ========        =========         =========

          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                              (Amounts In Thousands)


                                                                                                 Accumu-
                                                                             Accumulated          lated
                                                 Shares of      Additional      Other            Deficit/
                                                 Beneficial      Paid-In    Comprehensive       Retained      Treasury
                                                  Interest       Capital        Income          Earnings       Shares        Total
                                                 ---------      --------       ------           --------       ------        -----

Balances, September 30, 2000                       $26,665       $81,499       $(3,133)         $(5,047)      $(14,837)     $85,147

Distributions - Common share                             -             -             -           (1,613)             -       (1,613)
      (.22 per share)
Exercise of stock options                              (15)         (491)            -                -          1,460          954

Net income                                               -             -             -            8,130              -        8,130
    Other comprehensive gain -
      net unrealized gain on
     available-for-sale securities
     (net of reclassification adjust-
     ment for net gains included in net
     income of $11)                                      -             -        10,314                -              -       10,314
                                                                                                                           ---------
Comprehensive income                                     -             -             -                -              -       18,444
                                                   ---------------------------------------------------------------------------------
Balances, June 30, 2001                            $26,650     $81,008         $ 7,181           $1,470       $(13,377)    $102,932
                                                   =================================================================================





















             See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Thousands)



                                                                                         Nine Months Ended
                                                                                              June 30,
                                                                                       2001              2000
                                                                                       ----              ----

Cash flow from operating activities:
  Net income                                                                         $  8,130          $  5,914
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary item - loss on early extinguishment of debt                            264                 -
     Amortization and depreciation                                                        294               291
     Net gain on sale of foreclosed properties held for sale                           (1,757)           (1,682)
     Net gain on sale of available-for-sale securities                                    (11)             (127)
     Equity in earnings of unconsolidated entities                                       (747)             (414)
     Increase in interest and dividends receivable                                       (115)             (566)
     (Increase) Decrease in prepaid expenses                                             (117)               10
     Decrease in accounts payable
       and accrued liabilities                                                           (392)             (311)
     Increase in deferred revenues                                                         70                92
     Decrease in escrow deposits                                                         (160)             (318)
     Increase in deferred costs                                                          (124)              (18)
     Decrease in due from venture                                                           -             4,620
     Net change in other assets                                                           (71)               14
                                                                                     ---------        ---------
Net cash provided by operating activities                                               5,264             7,505
                                                                                     ---------        ---------
Cash flows from investing activities:
  Collections from real estate loans                                                   18,571            28,538
  Additions to real estate loans                                                      (25,992)          (26,268)
  Additions to real estate loans - BRT joint ventures                                  (3,175)             (950)
   Net costs capitalized to real estate owned                                            (115)             (168)
  Proceeds from sale of real estate assets                                              1,844             1,827
  Decrease (increase) in deposits payable                                                  24               (13)
  Purchase of marketable securities                                                         -           (20,531)
   Sales of marketable securities                                                         701             1,209
   Capital contributions to unconsolidated entities                                      (861)           (1,083)
   Partnership distributions                                                               65                10
                                                                                    ---------         ---------

Net cash used in investing activities                                                  (8,938)          (17,429)
                                                                                    ---------         ---------

Cash flow from financing activities:
  Increase in mortgage payable                                                          2,850                 -
  Payoff/paydown of loan and mortgages payable                                            (31)             (841)
  Repayment of note payable - credit facility                                             (88)             (186)
  Exercise of stock options                                                               954                 -
                                                                                    ---------         ---------
Net cash provided by (used in) financing activities                                     3,685            (1,027)
                                                                                    ---------         ---------
Net  increase (decrease) in cash and cash equivalents                                      11           (10,951)
Cash and cash equivalents at beginning of period                                       16,221            28,757
                                                                                    ---------         ---------
Cash and cash equivalents at end of period                                          $  16,232         $  17,806
                                                                                    =========         =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                $     277         $      86
                                                                                    =========         =========



            See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2001 and for the three and nine months ended June 30, 2001 and 2000 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results for the full year.

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

Note 2 - Shareholders' Equity

Distributions

During the quarter ended June 30, 2001 BRT declared a cash distribution to shareholders of $.22 per share. This distribution totaled $1,613,000 and was payable on July 2, 2001.

Per Share Data

Basic earnings per share was determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period which was 7,202,417 and 7,165,263 for the three month period ended June 30, 2001 and 2000 and 7,184,424 and 7,165,263 for the nine month periods ended June 30, 2001 and 2000, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BRT. For the three and nine months ended June 30, 2001 and 2000 diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of the BRT's outstanding options using the treasury stock method which aggregated 7,328,490 and 7,247,240 for the three month periods and 7,291,554 and 7,250,164 for the nine month periods, respectively.

Stock Options

During the quarter ended June 30, 2001, 155,625 previously issued options were exercised. Proceeds from these options totaled $894,000. For the nine months ended June 30, 2001, 165,625 previously issued options were exercised. Proceeds from these options totaled $954,000.

Note 3 - Real Estate Loans

If all loans classified as non-earning were earning interest at their contractual rates for the three and nine months ended June 30, 2001 and 2000, interest income would have increased by approximately $11,000 and $34,000 and $59,000 and $156,000 respectively. In the quarter ended June 30, 2001, BRT entered into a joint venture agreement in which BRT and an affiliated entity each have a 50% interest. As part of this agreement BRT, made a capital contribution of $650,000 and a mortgage loan to the venture in the original principal amount of $2,950,000. The balance due on this mortgage loan is $2,950,000 at June 30, 2001. At June 30, 2001 mortgage loans to all joint ventures in which BRT is a venturer totaled $3,565,000. For the three and nine months ended June 30, 2001 interest income on these loans was $36,000 and $84,000, respectively.

Note 4 - Available-For-Sale Securities

Included in available-for-sale securities are 1,355,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $17,806,000 and a fair value at June 30, 2001 of $24,740,000. At August 8, 2001 the fair value of these shares was $23,330,000. During the quarter ended June 30, 2001 the Trust incurred legal, printing, proxy solicitor fees and other expenses of $274,000 related to the solicitation of proxies in favor of BRT's nominee to the Board of Trustees of Entertainment Properties Trust. For the nine months ended June 30, 2001 the expenses totaled $575,000. The shares held by the Trust represent approximately 9.21% of the outstanding shares of Entertainment Properties Trust.

Note 5 -Note Payable - Credit Facility

On January 11, 2001 BRT terminated its revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). On July 25, 2001 BRT entered into a revolving credit agreement with North Fork Bank (North Fork). The North Fork agreement is a revolving facility. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 60% of the collateral pledged. As of July 25, 2001 BRT had provided collateral, as defined, that would permit BRT to borrow up to approximately $12,300,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/4% or under certain circumstances at prime. There are no unused line fees. BRT paid a fee of $75,000 to North Fork at closing. The facility matures August 1, 2004 and may be extended for two one year terms. The extension fee is $37,500 for each extension period. As of August 9, 2001 BRT has not drawn any funds against the line. For the nine months ended June 20, 2001 unamortized deferred fees in the amount of $264,000 associated with the terminated TransAmerica revolving credit facility were written off as an extraordinary item.

Note 6 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three and nine months ended June 30, 2001 accumulated other comprehensive income (loss), which is solely comprised of the net unrealized gain (loss) on available-for-sale securities, increased $5,456,000 to $7,181,000 from $1,725,000 and increased $10,314,000 from ($3,133,000) to
$7,181,000.  For the three and nine  months  ended  June 30,  2000 it  increased
$919,000 to  $1,106,000  from  $187,000 and  increased  $1,106,000  from $-0- to
$1,106,000 respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

BRT's primary business activity is originating and holding for investment senior real estate mortgages, secured by income producing property. To a lesser extent BRT originates and holds for investment junior real estate mortgage loans secured by income producing property and senior mortgage loans secured by unimproved real property. Its investment policy emphasizes short-term mortgage loans. Repayments of real estate loans in the amount of $32,662,000 are due during the twelve months ending June 30, 2002, including $1,694,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

On July 25, 2001 BRT entered into a revolving credit agreement with North Fork Bank (North Fork). The North Fork agreement is a revolving facility. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 60% of the collateral pledged. As of July 25, 2001 BRT had provided collateral, as defined, that would permit BRT to borrow up to approximately $12,300,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/4% or under certain circumstances at prime. There are no unused line fees. BRT paid a fee of $75,000 to North Fork at closing. The facility matures August 1, 2004 and may be extended for two one year terms. The extension fee is $37,500 for each extension period. As of August 9, 2001 BRT has not drawn any funds against the line.

During the nine months ended June 30, 2001, the Trust generated cash of $5,264,000 from operations, $18,571,000 from collections from real estate loans, $2,850,000 from the placement of a first mortgage on a leasehold position in commercial real property, $701,000 from the sale of marketable securities and $1,844,000 from the sale of real estate assets. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $29,167,000. BRT's cash and cash equivalents were $16,232,000 at June 30, 2001.

The Trust will satisfy its liquidity needs from cash and liquid investments on hand, interest received on outstanding real estate loans, net cash flow generated from the operation and sale of real estate assets and with funds available from the credit facility.

Results of Operations

Interest and fees on loans increased by $279,000 to $1,844,000 for the three months ended June 30, 2001 as compared to $1,565,000 for the three months ended June 30, 2000. During the current quarter the average balance of loans outstanding increased by approximately $8,800,000 accounting for an increase in interest income of $277,000. There was also an increase of $12,000 attributable to additional fee income generated during the quarter. There was a slight decline in the rate earned on the portfolio which caused a decline in interest income of $10,000.

For the nine months ended June 30, 2001, interest and fees on loans increased $1,879,000 from $4,548,000 to $6,427,000. During the current nine month period a participating loan was paid off resulting in "additional interest" and fees of $844,000. In addition a loan that was previously non performing returned to performing status and $ 170,000 of delinquent interest was received. The average balance of loans outstanding also increased by $8,500,000 year over year also resulting in an increase of interest income of $803,000. An increase in the interest rate earned on the portfolio from 12.35% to 12.69% also caused income to increase by $111,000. Offsetting these increases was a decline in fee income of $49,000.

Operating income on real estate properties increased to $504,000 in the three months ended June 30, 2001 from $283,000 in the quarter ended June 30, 2000, an increase of $221,000. For the nine months ended June 30, 2001 operating income on real estate owned increased $491,000 from $701,000 to $1,192,000. For both periods, this increase, primarily rental income, is attributable to BRT's purchase of a leasehold interest in commercial real property in the last quarter of the prior fiscal year.

Equity in earnings of unconsolidated ventures increased $160,000 in the quarter ended June 30, 2001 to $301,000 from $141,000 in the quarter ended June 30, 2000. For the nine months ended June 30, 2001 income from unconsolidated ventures increased $333,000 from $414,000 to $747,000. The increase in both periods is primarily the result of income earned on new ventures entered into since June 30, 2000.

Other revenues, primarily investment income, declined to $812,000 in the quarter ended June 30, 2001, from $868,000 in the same quarter in 2000, a decline of $56,000. A decline in the rates earned on invested balances of approximately 76 basis points from 9.49% to 8.73% caused a decline of $71,000. A slight increase in the average balance outstanding of $674,000 helped offset this decline by $15,000. For the nine months ended June 30, 2001 this category increased
$590,000 from $2,298,000 to $2,888,000. During the current nine months BRT received $438,000 from a residual interest it held in a venture. This residual interest resulted from the sale of a partnership interest in a prior year. The remaining increase of $152,000 is the result of increased rates earned on invested balances. Over the last several quarters the Trust has invested a portion of its available funds in higher yielding REIT securities rather than Treasury securities and other money market products, causing the average rate earned to increase from 9.06% in the prior years first nine months to 9.67% in the current nine months.

The Advisor's fee, which is calculated based on invested assets, increased $39,000 in the quarter ended June 30, 2001 to $186,000 from $147,000 in the quarter ended June 30, 2000. In the nine months ended June 30, 2001 the fee increased $104,000 from $419,000 in the prior nine months to $523,000 in the nine months ended June 30, 2001. During both of these periods, the Trust experienced a higher outstanding balance of invested assets thereby causing an increase in the fee.

General and administrative fees increased $61,000 from $725,000 in the quarter ended June 30, 2000 to $786,000 in the quarter ended June 30, 2001. This increase is the result of a general increase in expenses caused by an increase in loan volume. For the nine month period ended June 30, 2001 general and administrative expenses increased $10,000 from $2,262,000 in the nine month period ended June 30, 2000 to $2,272,000 in the nine month period ended June 30, 2001. During the nine month period the Trust incurred increased legal expenses of $96,000 over the prior year. Offsetting this increase was a general reduction of other expenses of $86,000.

Expenses related to investment income was $274,000 for the three month period ended June 30, 2001. For the nine month period ended June 30, 2001 this category was $575,000. The prior three and nine month periods contained no such expense. During the current quarter and nine months the Trust incurred legal, printing, proxy solicitor fees and other expenses related to the solicitation of proxies to vote in favor of BRT's nominee to the Board of Trustees of Entertainment Properties Trust (NYSE:EPR). BRT owns 9.21% of the outstanding shares of Entertainment Properties Trust and is its largest shareholder.

Operating expenses relating to real estate decreased $79,000 from $329,000 in the three month period ended June 30, 2000 to $250,000 in the three month period ended June 30, 2001. In the current three month period operating expenses increased $156,000 primarily due to the purchase of a leasehold interest at the end of the prior fiscal year. Offsetting this increase was a $235,000 decline in legal expenses relating to a property that the Trust acquired in foreclosure in a prior fiscal year. For the nine months ended June 30, 2001 operating expenses relating to real estate increased $27,000 from $677,000 in the nine months ended June 30, 2000 to $704,000 in the nine months ended June 30, 2001. The Trust incurred increased operating expenses of $309,000 primarily due to the purchase of a leasehold interest in the prior fiscal year. These expenses were offset by a reduction in legal expenses of $301,000 relating to a property acquired in foreclosure in a prior fiscal year. General operating expenses on other properties increased $19,000 over the nine month period.

Gain on the sale of real estate assets and foreclosed properties decreased $308,000 in the quarter ended June 30, 2001 to $282,000 from $590,000. In the nine months ended June 30, 2001 gain on the sale of real estate assets and foreclosed properties increased $75,000 to $1,757,000 from $1,682,000. The gain in the three month period ended June 30,2001 resulted primarily from the sale of individual cooperative units that were previously acquired in foreclosure. The gain for the nine months ended June 30, 2001 also includes a gain that resulted from the sale of a residual interest in a partnership. The gains in the three and nine months ended June 30, 2000 are primarily from the sale of individual cooperative units that were previously acquired in foreclosure.



                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

On August 1, 2001 BRT filed an 8-K reporting the consummation and material terms of a $15,000,000 revolving credit facility with North Fork Bank that took place on July 25, 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRT REALTY TRUST
                                   Registrant




August 10, 2001                       /s/ Jeffrey Gould
--------------                       -------------------------
Date                                 Jeffrey Gould, President





August 10, 2001                      /s/ George Zweier
--------------                      -----------------------------
Date                                George Zweier, Vice President
                                    and Chief Financial Officer