Form 10-K
period 2001-09-30
BRT REALTY TRUST
filed 2001-12-19
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001
                              ------------------

                                      or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT OF 1934

        For The Transition Period From ____________ to _______________.

                        Commission file number 1-7172

                             BRT REALTY TRUST
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Massachusetts                                                       13-2755856
--------------------------------------------------------------------------------
(State or other jurisdiction                                   (I.R.S. employer
 of incorporation or organization)                           identification no.)

60 Cutter Mill Road, Great Neck, New York                               11021
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

    Registrant's telephone number, including area code        516-466-3100
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


                                 NONE
-------------------------------------------------------------------
                            (Title of Class)

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

                              Yes  X         No
                              ---           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of voting stock of the registrant held by non-affiliates, based upon the closing price of such shares on November 30, 2001, was approximately $34,190,000.

     As of November 30, 2001 the registrant had 7,331,014 shares of Beneficial Interest outstanding, excluding treasury shares.

                   Documents Incorporated By Reference


PART III

Item 10 -    Directors and Executive Officers       To be included in
             of the Registrant                      the Proxy Statement
                                                    to be filed pursuant
Item 11 -    Executive Compensation                 to Regulation 14A
                                                    not later than
Item 12 -    Security Ownership of Certain          January 28, 2002,
             Beneficial Owners and Management       except for information
                                                    concerning executive
Item 13 -    Certain Relationships and Related      officers, which is
             Transactions                           included in Part I.


PART IV - See Item 14.

                           Forward-Looking Statements

     This Annual Report on Form 10-K, together with other statements and information publicly disseminated by BRT Realty Trust ("BRT" or the "Trust"), contains certain-forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. BRT intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements which are based on certain assumptions and describe BRT's future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Trust's control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general economic and business conditions affecting the New York Metropolitan Area and other geographic areas in which BRT has involvement, (ii) general and local real estate conditions, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) increased competition from entities engaged in mortgage lending, (vi) the financial and securities markets, and
(vii) the availability of and costs associated with sources of liquidity. Accordingly, there can be no assurance that the Trust's expectations will be realized.

                                     PART 1
Item l.  Business.
         --------

General

     BRT is a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts (all references herein to "BRT" or the "Trust" include BRT's wholly-owned subsidiaries). BRT's principal business activity is to generate income by originating and holding for investment for its own account, senior real estate mortgage loans secured by income producing real property and to a lesser extent second mortgage loans secured by income producing real property. BRT emphasizes loans with terms ranging from six months to three years (referred to as bridge loans) to persons requiring short term funds, among other reasons, for the acquisition of a property, the purchase (normally at a discount) of a mortgage applicable to a property owned by the borrower, repositioning, rehabilitating or renovating a property or converting a commercial property to residential use (co-op or condo conversions). BRT does not finance new construction and normally does not provide financing for undeveloped real property. In the last two fiscal years, BRT has expanded its activities by originating for its own account participating mortgage loans and by participating as both a lender to and an equity participant in joint ventures which acquire income producing real property (see "Investment Policy" below).

     Although BRT will originate and hold for investment loans secured by real property located anywhere in the United States and Puerto Rico, its activities are focused on the New York metropolitan area, New Jersey and Connecticut. At September 30, 2001 BRT had $67,928,000 principal amount of loans outstanding (62% of total assets), of which 29% were secured by properties located in New York City, Nassau and Suffolk counties, 42% were secured by properties located in the New York metropolitan area, New Jersey and Connecticut and 21% were secured by properties located in the state of Florida. During the 2001 fiscal year, BRT originated $44,276,000 principal amount of loans, it had payoffs and paydowns of $20,011,000 principal amount of loans and it earned $911,000 of loan related fees.

     Substantially all mortgage loans originated and held by BRT bear interest at a floating rate related to the prime rate (referred to as adjustable rate mortgages) with a stated minimum interest rate. The interest rate adjusts when the prime rate changes but not below the stated minimum interest rate. Since only a minimal amount of leverage has been used by BRT in its lending activities, a decrease in the prime rate will negatively impact BRT's revenues, but this impact is minimized due to a significant portion of BRT's loans having a stated minimum interest rate. Interest on mortgage loans held by BRT is payable monthly and BRT usually holds escrows, also payable monthly, for real estate taxes and insurance (casualty and liability) premiums. BRT receives a commitment fee on all mortgage loans it originates and usually receives an extension fee in connection with the extension of a loan. These fees are generally paid at the time a loan is funded or extended. Commitment and extension fees are taken into income over the life of the commitment and/or the loan. If BRT issues a commitment and the loan is not consummated, the fee is recognized at the expiration of the commitment. A non-refundable processing fee (which includes an advance against projected legal fees to be incurred by BRT and other projected miscellaneous costs) is received on substantially all commitments.

     In the fiscal year ended September 30, 1998, BRT, through a wholly-owned subsidiary, originated longer term senior real estate mortgage loans secured by income producing real property, primarily multi-family properties. These loans provided for a fixed rate of interest, had an initial five-year term and provided for amortization of principal over 20 to 25 years. In the fiscal year ended September 30, 1999, BRT sold to a banking institution, at par, senior participations in $9,399,000 principal amount of the longer term loans originated by it, with BRT retaining a junior participation in the loans sold. The interest rate paid to the institution acquiring the senior participation is somewhat less than the interest rate provided for in the applicable loan documents, thereby enhancing the return to BRT on the retained junior or subordinated position. Since the junior position is subordinate to the payment in full of the senior position, it is a riskier investment and in the event of a default under the mortgage, BRT will have to determine if it will protect its position by paying out the senior portion. At September 30, 2001, $5,894,000 principal amount of loans originated by its subsidiary and $561,000 principal amount of junior participations in loans originated by its subsidiary, representing 9.50% of BRT's mortgage portfolio, were held in BRT's mortgage portfolio. In view of the highly competitive market for this conventional type lending activity, BRT Funding Corp. discontinued activity in this market in December 1998. BRT is currently engaged in discussions to sell all, or senior participations in, the balance of the conventional type loans held by BRT in its mortgage portfolio.

     At September 30, 2001 BRT's mortgage portfolio consisted of 42 mortgage loans totaling $66,547,000 in aggregate principal amount (net of allowances of $1,381,000), representing 60% of BRT's total assets. At September 30, 2001 all outstanding loans, except for one first mortgage loan in the principal amount of $415,000 (with no allowance for loan losses) were earning interest. The one mortgage loan not earning interest represents less than 1% of the outstanding loan portfolio at September 30, 2001. BRT expects to recover the full principal amount and the unpaid interest on this non-earning loan.

     Of the principal amount of loans outstanding at September 30, 2001, 65% represented first mortgage loans and 35% represented second mortgage loans, wrap-around loans and junior participations. There were no loans outstanding secured by undeveloped real property.

     During the fiscal year ending September 30, 2001, in addition to originating mortgage loans, BRT was engaged in managing its loan portfolio, supervising the management of real estate assets owned by BRT, supervising the activities of joint ventures in which BRT is involved as an equity participant and leasing and selling real estate assets. Approximately, 12% of BRT's total assets at September 30, 2001, or an aggregate of $13,383,000 (after valuation allowances) was represented by real estate assets (excluding mortgage loans receivable), including investments in joint ventures.

     In December 1999 (the first quarter of the 2000 Fiscal Year), BRT's management recommended to its Board of Trustees and the Board of Trustees authorized the investment of a portion of BRT's available cash in securities of other publicly traded real estate investment trusts. The recommendation of management and the authorization by the Board of Trustees was based on the following considerations: (i) in the opinion of management and the Board of Trustees the securities of many publicly traded real estate investment trusts were undervalued; (ii) the yields on the securities of real estate investment trusts was significantly greater than the yields obtainable from other REIT qualifying investments without a substantial increase in risk, and (iii) investments in the securities of other real estate investment trusts are qualifying investments for REIT qualification purposes. Purchases of securities of other publicly traded real estate investment trusts commenced in December 1999, subsequent to the Board's authorization. At September 30, 2001, BRT's balance sheet reflects an investment of $24,030,000 in the securities of other real estate investment trusts (22% of total assets), of which $22,909,000 (21% of total assets) represents an investment in the common shares of Entertainment Properties Trust ("EPR"). BRT currently owns 1,355,600 shares of Common Stock of EPR, or 9.21% of EPR's outstanding shares, at a cost of $17,806,000. At September 30, 2001, BRT has an unrealized gain on its investment in EPR of $5,103,000, and $175,000, of net unrealized gain on the securities of other real estate investment trusts. For a further discussion of BRT's investment in EPR and the business of EPR, see "Investment in EPR" below.

     With respect to real estate which BRT has taken back in foreclosure or deed in lieu thereof, it has been BRT's policy to offer for sale all such real estate at prices which management believes represents fair value in the geographic area in which the property is located. At September 30, 2001, BRT's balance sheet reflects ownership of real estate taken back in foreclosure of $2,898,000. In the year ended September 30, 2001, BRT sold shares (and assigned the related proprietary leases) in cooperative apartments resulting in net proceeds of approximately $623,000 and gain on sale of $506,000. In the 2001 fiscal year, BRT also disposed of its residual interest in a real estate venture for proceeds of $1,431,000. This interest which had no basis, resulted in a gain of $1,431,000. There were no other sales of real estate assets in Fiscal 2001.

Investment Policy

     BRT's investment policy emphasizes short-term senior real estate mortgage loans secured by first liens on income producing real property and to a lesser extent junior real estate loans secured by income producing real property. Junior mortgage loans are subordinate to one or more prior liens. Junior mortgage loans may be wrap-around loans which are subject to prior underlying mortgage indebtedness. In the case of a wrap-around mortgage loan, the principal amount on which interest payable is calculated is the outstanding balance under the prior existing mortgage loan plus the amount actually advanced under the wrap-around loan. The terms of a wrap-around loan normally require that a borrower make principal and interest payments directly to BRT and BRT in turn pays the holder of the prior mortgage loan.

     The Trust also originates participating mortgage loans. A participating mortgage loan (which is generally secured by a first mortgage lien) provides for a floating interest rate (related to the prime rate) which is usually at a somewhat lesser base rate than the rate charged by BRT on its bridge type mortgage loans, is usually for a longer term and provides for payment of "additional or appreciation interest" either at the time of the sale or refinancing of the property securing the loan or at the maturity of the loan. The additional interest is usually calculated based on the incremental value of the property securing the mortgage (from the date the loan is consummated to the date the loan is paid off), but can also be based on the period of time the loan is outstanding, the profit realized by the borrower on the sale of the property securinig the loan or other negotiated criteria. At September 30, 2001 BRT had $5,117,000 of principal amount participating mortgage loans outstanding.

     BRT also originates short term mortgage loans (first and second mortgage loans) to joint ventures in which BRT is an equity participant. If a determination is made by management that an investment will provide an opportunity for above market returns and an opportunity to participate in capital appreciation, BRT will make an equity investment on a pari passu basis with its borrower, and make a short term loan to the venture. Joint venture transactions are usually entered into with borrowers who have established a favorable record with BRT and provide for a repayment of interest and principal on the loan portion of the transaction before any distributions are made to the equity participants. At September 30, 2001, BRT had $6,931,000 invested in unconsolidated joint ventures and $3,425,000 of second mortgage loans outstanding to these joint ventures. At September 30, 2001, BRT had an equity investment of $1,336,000 in a consolidated joint venture and advanced $2,400,000 as a first mortgage loan to the entity to provide sufficient funds to acquire a property (all of which was repaid in the 2001 fiscal year from mortgage financing from an unrelated party). Any mortgage loan made by BRT to a joint venture in which it is an equity participant is secured by the property owned by the venture.

     BRT has no fixed policy or limitation on the amount or percentage of its assets which it may invest in a single mortgage loan. During the year ended September 30, 2001 the average loan originated was approximately $3,300,000. The largest loan originated in 2001 was $12,000,000 (which is currently outstanding). There are no other loans outstanding to this borrower. It is not the present intent of BRT's management to cause BRT to originate or otherwise invest in any mortgage secured by property located outside the United States and Puerto Rico.

     BRT's lending activities are nationwide, with loans outstanding at September 30, 2001 being secured by properties located in 8 states. However, the focus of BRT's lending activities is the New York metropolitan area (including the counties of Nassau, Suffolk and Westchester) and the states of Connecticut and New Jersey. Lack of geographic diversification exposes BRT to a higher potential risk of loss from regional economic and business factors.

     Loan approvals and approval of joint venture investments of the type described above are based on a review of an application that is prepared and submitted by the proposed borrower, and considerable due diligence activities, including site visits to the property by at least two officers of BRT, a title review of the underlying property, in-house property appraisals, a review of the results of operations of the property, and a review of the financial statement of the prospective borrower. Final approval by a loan committee made up of executive officers of BRT must be obtained before a commitment is issued. In addition, in most instances, BRT has an engineering inspection and a Phase I environmental study conducted, both of which are paid for by the potential borrower. BRT does not require a property appraisal by an independent appraiser.

     BRT uses its own capital for investing in mortgage loans. In addition, it has arranged a credit facility with North Fork Bank ("NFB") to make funds available for real estate mortgage lending. Under the Credit Facility, NFB makes available up to $15,000,000 on a revolving basis. The maximum amount which can be outstanding under the Credit Facility is the greater of 60% of first mortgages pledged to NFB and $15,000,000, but no more than 20% principal amount of the pledged loans may be on properties located outside of the New York metropolitan area (defined in the loan agreement as New York, New Jersey, Connecticut and Pennsylvania). At November 30, 2001, $10,800,000 was available under the facility, none of which was outstanding. The facility matures on August 1, 2004, with two one year extensions available to BRT. Borrowings under the facility bear interest at prime plus 1/2 of 1%, but the rate is reduced to prime if certain compensating balance requirements are met. The loan agreement contains certain affirmative and negative covenants, including a minimum net worth requirement and a required debt coverage ratio. BRT is in compliance with all covenants. Borrowings will be made by BRT under this facility if loan demand increases and BRT's management determines, after examination of the underlying property, loan application and completion of its due diligence, that it should expand its loan portfolio. Use of leverage will increase yield, since the spreads between interest paid on the credit line and interest paid by a borrower can range from four to six percent. Use of leverage will impose additional risk on BRT.

     The mortgage loans which BRT originates are usually with full recourse, but are not insured, in whole or in part, as to collectability. BRT will obtain a personal guarantee or, alternatively a "walk-away guarantee" from the principal or principals of the borrower for most loans originated. A "walk-away guarantee" provides in substance that the guarantee terminates if the borrower conveys the property to BRT, provided that at the time of conveyance interest and amortization payments to BRT are current, real estate taxes are current and outstanding bills related to the property's operations are current. The "walk-away guarantee" is intended to provide an incentive to the principals of a borrower to deed a property to BRT, in lieu of foreclosure, thereby eliminating the need for foreclosure, in situations in which the borrower is not financially able or capable of operating the property on a cash flow positive basis and runs the risk of losing the property in a foreclosure.

     Loan defaults will reduce BRT's current return and may require it to become involved in expensive and time consuming procedures, including foreclosure and/or bankruptcy proceedings. In the event of a default by the borrower on a mortgage loan, BRT will foreclose the mortgage or seek to protect its investment through negotiations with the borrower and or other interested parties, which may involve further cash outlays. During a mortgage foreclosure proceeding BRT will usually not receive interest payments under its mortgage. Foreclosure proceedings in certain jurisdictions can take a considerable period of time (two years or more in many instances). In addition, if the borrower files for protection under the federal bankruptcy laws during the foreclosure process, delays may be longer. In a foreclosure proceeding, BRT will seek to have a receiver appointed by the Court or an independent third party property manager appointed (with the borrower's agreement) in order to preserve the rental income stream and provide for the maintenance of the property. At the conclusion of the foreclosure or negotiated workout process (after the property is sold at auction to a third party purchaser or acquired by BRT or another investor or the workout process results in the borrower or its designee retaining the property) the amounts collected by the receiver or the third party manager, less costs and expenses of operating the property and the receiver's or manager's fees, are usually paid over to BRT. No foreclosure proceedings were pending at September 30, 2001.

     In instances in which BRT invests in junior mortgage loans, sells senior participations in loans (retaining the junior position) or invests in wrap-around loans, the mortgages securing BRT's loans are subordinate to the liens of senior mortgages or senior participations. At September 30, 2001 approximately 35% of BRT's real estate mortgages were represented by junior mortgages, junior participations or wrap-around mortgage loans. Although the Trust seeks to protect itself by obtaining title insurance in connection with each loan it originates, in certain circumstances a mortgage owned by BRT may be subordinate to mechanic's liens or government liens. In the event the underlying asset value is not sufficient to satisfy both the senior and junior lienholder, the junior lienholder could lose all or a portion of its investment. In certain cases, BRT may find it advisable to make additional payments in order to maintain the current status of prior liens or to discharge them entirely or to make working capital advances to support current operations. It is possible that the total amount which may be recovered in cases in which BRT holds a junior lien or junior participation may be less than its total investment less allowances for possible losses.

Current Loan Status

     BRT's lending activities focus on multi-family residential properties, office buildings, shopping centers, and industrial buildings. As of September 30, 2001 BRT had 42 mortgage loans in its mortgage portfolio, totaling $67,928,000 in aggregate principal amount and $66,547,000 after allowances for possible losses of $1,381,000. During the year ended September 30, 2001 $44,276,000 of mortgage loans were originated and $20,011,000 of outstanding loans were repaid in whole or in part. The three largest mortgage loans outstanding at September 30, 2001 represent 10.91%, 6.36% and 4.86%, respectively, of the BRT's total assets. No other mortgage loan accounted for more than 3.31% of BRT's total assets at September 30, 2001.

     Loan originations are generated by BRT in a number of ways. To a large extent, BRT relies on the relationships developed by its management with real estate investors, commercial real estate brokers, and mortgage bankers. In addition, BRT advertises its programs and activities in real estate publications and journals and its executive officers and loan originators attend industry activities and trade shows. BRT has experienced a great deal of repeat business with its borrowers.

         Information regarding BRT's mortgage loans outstanding at September 30, 2001:

                                                                       Prior          No. of
                                                     Total(1)          Liens          Loans
                                                      --------         -----          -----
                                                               (Dollars in thousands)

First Mortgage Loans:
     Long-term:
          Residential                                $5,816,000                         8
          Shopping centers/Retail                     4,320,000                         4
     Short-term (five years or less):
          Shopping centers/retail                     6,300,000                         5
          Industrial  buildings                       4,275,000                         2
          Office buildings                              621,000                         1
          Residential (multiple family units)        19,330,000                         7
          Hotel                                       3,690,000                         2
          Miscellaneous                                 152,000                         1
Second Mortgage Loans,
   wraparound mortgages and
   junior participations:
         Residential                                 22,356,000     $99,380,000 (2)     8
         Retail                                         696,000       4,634,000         3
         Office                                         372,000       2,564,000 (3)     1
                                                   ------------       -------------     -
                                                    $67,928,000    $106,578,000        42
                                                     ==========     ===========        ==

         (1) Except for a loan in the outstanding amount of $415,000, all loans outstanding at September 30, 2001 were earning interest.

         (2) Includes $3,057,000 of senior participations and the $7,500,000 underlying first mortgage position of a wraparound mortgage. BRT holds junior participations of $340,000 on these loans.

         (3) Includes $1,992,000 of senior participantions. BRT holds junior participations of $221,000 on these loans.

     At September 30, 2001, BRT had allowances for possible losses on its real estate mortgage loans of $1,381,000. In determining the allowance for possible loan losses, BRT takes into account numerous factors including a market evaluation of the underlying collateral, the underlying property's estimated cash flow during the projected holding period and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less estimated selling costs. BRT also takes into account the extent of liquidity in the real estate industry, particularly in the New York metropolitan area (New York City, Nassau, Suffolk and Westchester counties), where approximately 29% of the portfolio is located. Management monitors a borrowers performance and compliance with the loan doucments and where BRT holds a second lien, it monitors the status of payments to the first mortgagee. BRT's management reviews the loan portfolio on a quarterly basis to determine if allowances are needed.

     When a mortgage loan is in default, BRT may acquire the underlying property through foreclosure or may take other legal action as is necessary to protect its investment. In negotiated workouts BRT seeks to acquire title to a property and in certain cases affords the borrower the opportunity to reacquire the property at a fixed price over a specified period of time.

Investment in EPR

     As of September 30, 2001, BRT owned 1,355,600 common shares of Entertainment Properties Trust (NYSE:EPR), constituting approximately 9.21% of the 14,723,726 common shares of EPR outstanding. The shares were purchased for a total consideration of $17,806,000, or an average cost of $13.14 per share. The value of this investment was $22,909,000, or $16.90 per share as of September 30, 2001. In calendar 2001, EPR paid or declared cash dividends to shareholders totaling $1.80 per share, providing BRT with an annual yield of 13.7% on its investment. In early 2001 BRT proposed Fredric H. Gould, Chairman of BRT's Board, for election to the EPR Board and solicited proxies on Mr. Gould's behalf and in opposition to the nominee of EPR's management. The nominee proposed by EPR's management was reelected to the Board.

         EPR's Annual Report on Form 10K for the year ended December 31, 2000 states the following with respect to EPR's business:

         "Entertainment Properties Trust (the `Company') was formed on August 22, 1997 as a Maryland real estate investment trust (`REIT') to capitalize on the opportunities created by the development of destination entertainment and entertainment-related properties, including megaplex movie theatre complexes. The Company completed an initial public offering (`IPO') of its common shares of beneficial interest (`Shares') on November 18, 1997. The Company is the first publicly-traded REIT formed exclusively to invest in entertainment-related properties.

         The Company is a self-administered REIT. As of December 31, 2000, the Company's real estate portfolio was comprised primarily of 26 megaplex theatre properties, including joint venture properties, located in eleven states, one entertainment-themed related center (`ETRC') development property located in Westminister, Colorado and land parcels leased to restaurant operators and related properties adjacent to several of its theatre properties. The Company's theatre properties are leased to leading theatre operators, including American Multi-Cinema, Inc. (`AMC'), a subsidiary of AMC Entertainment, Inc. (`AMCE'), Muvico Entertainment LLC (`Muvico'), Edwards Theatre Circuits, Inc. (`Edwards'), Consolidated Theatres (`Consolidated') and Loews Cineplex Entertainment (`Loews').

     The Company believes entertainment is an important sector of the retail real estate industry and that, as a result of the Company's focus on properties in this sector and the industry relationships of its management, it has a competitive  advantage  in  providing  capital to  operators  of these  types of properties. The principal business strategy of the Company is to continue acquiring high-quality properties leased to entertainment and entertainment-related business operators, generally under long-term triple-net leases that require the tenant to pay substantially all expenses associated with the operation and maintenance of the property.

     Megaplex theatres typically have at least 14 screens with stadium - style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with amenities that significantly enhance the audio and visual experience of the patron. The Company believes the development of megaplex theatres has accelerated the obsolesce of many existing movie theatres by setting new standards for movie-goers, who, in the Company's experience, have demonstrated their preference for the more attractive surroundings, wider variety of films and superior customer service typical of megaplex theatres ...

     The Company expects the development of megaplex theatres to continue in the United States and abroad for the foreseeable future. As a result of the significant capital commitment involved in building these properties and the experience and industry relationships of the Company's management, the Company believes it will continue to have opportunities to provide capital to businesses that seek to develop and operate these properties but would prefer to lease rather than own the properties. The Company believes its ability to finance these properties will enable it to continue to grow and diversify its asset base
 . . . "

     Discussion in this Form 10K of the business of EPR is taken verbatim from EPR's Form 10-K for the year ended December 31, 2000. BRT has only included those portions of the Annual Report of EPR which it determined was necessary for an understanding of the business of EPR, and the above discussion of EPR's business is qualified in its entirety by reference to EPR's Form 10K for the year ending December 31, 2000, (including a discussion of the Risk Factors applicable to EPR's business, operations and industry, the financial statements of EPR, and Management's Discussion and Analysis of Financial Condition and
Results of Operations), as well as all Form 10Q's and Form 8K's filed by EPR since January 1, 2001. BRT has no knowledge of the business, financial condition or results of operations of EPR, other than as set forth in the reports filed by EPR with the Securities and Exchange Commission, published industry reports related to the exhibition of motion pictures and analysts reports relating to EPR. Reference is made to EPR's Form 10-K for the year ended December 31, 2000, its Form 10-Q for the quarters ended March 31, June 30 and September 30, 2001 and to its Forms 8-K, as filed with the Securities and Exchange Commission, for information concerning EPR's business, financial condition and results of operations.

Competition

     With respect to its real estate lending activities, BRT competes for acceptable investments with other REITs, commercial banks, savings and loan associations, conduits, pension funds, private lending companies, and mortgage banking firms. Competition for mortgage loans, particularly mortgages secured by multi-family residential properties, is highly competitive, with lenders competing on rate, fees, amounts committed, term and service. Many of BRT's competitors possess greater financial and other resources than those of BRT. BRT competes by offering quick response time in terms of approval and closing to satisfy the needs of its customer base and may offer a higher loan to value ratio than institutional competitors. In addition, the experience and expertise of its management in real estate and real estate lending provides BRT with the ability to structure loans which solve a potential borrowers unique issues while satisfying BRT's underwriting standards.


Employees

     BRT has 11 full-time employees, of which 3 are engaged primarily in loan origination activities. In addition, BRT has entered into an agreement with REIT Management Corp. pursuant to which REIT Management Corp. acts as its advisor. At the present time, REIT Management, subject to supervision of BRT's Board of Trustees, participates in originating, investigation and evaluating investment opportunities, administers BRT's portfolio of mortgages receivables, engages in negotiations in workout situations with respect to non-earning and delinquent loans and supervises and provides support services in litigation activities.
REIT Management Corp. also supervises the maintenance, leasing, sale and/or financing of real estate owned by BRT and joint ventures in which BRT is involved as a venturer. Reference is made to BRT's Proxy Statement to be filed pursuant to Regulation 14A for information concerning the amount and method of computing REIT Management Corp.'s fee.

     BRT engages entities, including entities affiliated with REIT Management Corp., to manage properties (including cooperative apartments) acquired by BRT in foreclosure or deed in lieu of foreclosure and joint ventures in which BRT has an equity interest. The management services include, among other things, rent billing and collection, accounting, property maintenance, contractor negotiation, construction management, sales, leasing and mortgage brokerage. In management's judgment the fees paid to REIT Management Corp. and entities affiliated with REIT Management Corp. are competitive with or less than fees that would be charged for comparable services by unrelated entities.

                        EXECUTIVE OFFICERS OF REGISTRANT

      The following sets forth the executive officers of BRT. The business history of officers who are also Trustees will be provided in BRT's proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2002.

Name                                               Office

Fredric H. Gould (*)                    Chairman of the Board of Trustees and
                                          Chief Executive Officer

Jeffrey A. Gould (*)                    President  and Chief Operating Officer;
                                        Trustee

Simeon Brinberg                         Senior Vice President;
                                        Secretary

Matthew J. Gould (*)                    Senior Vice President; Trustee

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

Mark H. Lundy                           Vice President

Israel Rosenzweig                       Senior Vice President

Seth Kobay                              Vice President; Treasurer

         (*)Fredric H. Gould is Jeffrey A. and Matthew J. Gould's father.


     Simeon Brinberg (age 68) has been Secretary of BRT since 1983 and Senior Vice President since 1988. In October, 1988 Mr. Brinberg became a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. In June, 1989 he became a Vice President of One Liberty Properties, Inc., a real estate investment trust engaged in the ownership of "net leased" real property. Mr. Brinberg is a member of the New York Bar and was engaged in the private practice of law for approximately thirty years prior to joining BRT in 1988.

     David W. Kalish (age 54) was Vice President and Chief Financial Officer of BRT from June, 1990 until August, 1998. Since August, 1998, Mr. Kalish has been Senior Vice President, Finance of BRT. He has also been Vice President and Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June, 1990. For more than five years prior to June, 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company, and its predecessors.

     George E. Zweier (age 37) has been employed by BRT since June 1998 and was elected Vice President, Chief Financial Officer in August, 1998. For approximately five years prior to joining BRT, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo - Mitsubishi Limited, in New York and for more than five years prior thereto he was an accounting and audit officer with the Dime Savings Bank of New York, Uniondale, New York.

     Mark H. Lundy (age 39) has been a Vice President of BRT since 1993. He has been Secretary of One Liberty Properties, Inc. since June, 1993 and a Vice President of Georgetown Partners, Inc. since July, 1990. Mr. Lundy is a member of the bars of New York and Washington, D.C.

     Israel Rosenzweig (age 54) has been a Senior Vice President of BRT since April, 1998. Mr. Rosenzweig has been a Vice President of Georgetown Partners, Inc. and One Liberty Properties, Inc. since May, 1997. From December 1993 to April 1997 Mr. Rosenzweig was Executive Vice President and a Director of Bankers Federal FSB, which was acquired by Dime Savings Bank in April, 1997. He is a Director of Nautica Enterprises, Inc.

     Seth Kobay (age 47) has been Vice President and Treasurer of BRT since March 1994. In addition, Mr. Kobay, a certified public accountant, has been the Vice President of Operations of Georgetown Partners, Inc. for more than the past five years and is a Vice President and Treasurer of One Liberty Properties, Inc.

Item 2.  Properties.
         ----------

     BRT's executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where it currently occupies approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building in which the executive officers are located is owned by an affiliate of Gould Investors L.P. BRT contributed $112,000 to the annual rent of $350,000 paid by Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc., and related entities in the year ended September 30, 2001.

     At September 30, 2001, BRT did not own any significant real property (significant meaning a property with a book value amounting to 10% or more of BRT's total assets). It has been BRT's policy to offer for sale all real estate assets acquired by it in foreclosure or deed in lieu of foreclosure at prices which management believes represents fair value in the geographic area in which the property is located. In Fiscal 2001, the only real estate assets sold by BRT were shares and related proprietary leases in cooperative apartments which were sold for a total of $623,000 resulting in a gain on sale of $506,000.

Item 3.  Legal Proceedings.
         -----------------

         BRT is not a defendant in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         There were no matters submitted during the fourth quarter of the year ended September 30, 2001 to a vote of BRT's security holders.

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


                                                                                                     Dividend
         Fiscal Year Ended September 30,                       High              Low                 Per Share
         ------------------------------                        ----              ---                 ---------


         2001

         First Quarter                                         8.50              7.625                     -
         Second Quarter                                        9.45              7.75                      -
         Third Quarter                                        10.75              8.50                      .22
         Fourth Quarter                                       10.35              9.75                      .22

         2000

         First Quarter                                        9                  6 5/8                     -
         Second Quarter                                       8 13/16            71/2                      -
         Third Quarter                                        8 1/8              71/2                      -
         Fourth Quarter                                       8 1/2              8 1/16                    -



         As of November 30, 2001 there were approximately 925 holders of record of BRT's Beneficial Shares and approximately 2,500 shareholders.

     BRT qualifies as a real estate investment trust for Federal income tax purposes. In order to maintain that status, it is required to distribute to its shareholders at least 90% of its annual taxable income. As a result of accumulated tax losses BRT was not required to make cash distributions to maintain its real estate investment trust status until its accumulated tax losses had been fully used. Accumulated tax losses were fully used in the quarter ending March 31, 2001 and accordingly the Board of Trustees authorized the resumption of cash distributions, with the initial distribution being made on July 3, 2001 to record holders of June 22, 2001. The amount and timing of future distributions will be at the discretion of the Board of Trustees and will depend upon BRT's financial condition, earnings, business plan, cash flow and other factors. Provided BRT is not in default of its affirmative and negative covenants, the credit agreement with North Fork Bank does not preclude the payment by BRT of the cash distributions necessary to maintain its status as a real estate investment trust for federal income tax purposes.

Item 6.  Selected Financial Information
         ------------------------------

     The following table, not covered by the report of the independent auditors, sets forth selected historical financial data of BRT for each of the fiscal periods in the five years ended September 30, 2001. This table should be read in conjunction with the detailed information and financial statements of BRT appearing elsewhere herein.


                                                                       Fiscal Years Ended
                                                                           September 30,
                                            --------------------------------------------------------------------------------------
                                            2001              2000          1999             1998          1997
                                            ----              ----          ----             ----          ----
                                                       (In thousands, except for per share amounts)


Operating statement data:
Total revenues                               $14,805         $10,886        $12,173         $10,197       $17,155
Income before
  gain on sale of  real estate loans
  and real estate assets and
  available-for-sale securities                8,903           5,690          5,058           4,241         6,646
Net income                                    10,586           7,635         11,646          13,588         7,333
Income per
   beneficial share:
   Basic                                        1.47             1.07          1.63            1.72           .86
   Diluted                                      1.45             1.05          1.61            1.71           .86
Cash distribution per
   common share                                  .44                -             -               -             -
Balance sheet data:
Total assets                                 110,016          88,456         84,609          85,810        80,315
Earning real
   estate loans (1)                           67,513          40,413         44,682          51,175        40,030
Non-earning real
   estate loans (1)                              415           3,250              -               -         3,835
Real estate assets (1)                        13,708          12,325          6,765          17,235        24,706
Borrowed Funds                                 2,101              88            331           5,500             -
Loans and mortgages
    payable                                    2,804               -            841           8,494        11,562
Shareholders' equity                         101,872          85,147         80,624          69,747        66,537



(1) Earning and non-earning loans and real estate assets are presented without deduction of the related allowance for possible losses or valuation allowance.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Liquidity and Capital Resources

     BRT engages in the business of originating and holding for investment senior real estate mortgages secured by income producing property and to a lesser extent junior real estate mortgage loans secured by income producing property. It's investment policy emphasizes short-term mortgage loans. It also originates participating mortgage loans and loans to joint ventures in which it is an equity participant. Repayments of real estate loans in the amount of $46,031,000 are due during the twelve months ending September 30, 2002, including $4,067,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

     On July 25, 2001, BRT consummated a $15,000,000 revolving credit facility with North Fork Bank ("NFB") The facility provides for borrowings up to the greater of $15,000,000 or 60% of qualified first mortgage loans pledged to NFB, provided that no more than 20% of the pledged loans may relate to properties situated outside of the New York metropolitan area (as defined). $12,200,000 was available under this line at September 30, 2001.

     During the twelve months ended September 30, 2001, BRT generated cash of $7,683,000 from operating activities, $2,752,000 from the sale of real estate properties and available for sale securities, $20,011,000 from collections from real estate loans and $4,951,000 from an increase in borrowed funds and the placement of a mortgage on a leasehold interest. These funds, in addition to cash on hand, were used primarily to fund real estate loans of $44,276,000 and to make joint venture investments in the aggregate amount of $866,000.

     BRT will satisfy its liquidity needs in the year ending September 30, 2002 from cash and cash investments on hand, the credit facility with NFB, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets. BRT also has the ability to borrow on margin, using the shares it owns in Entertainment Properties Trust as collateral. At September 30, 2001 there was approximately $3,000,000 available under this facility.





Results of Operations

2001 vs. 2000

     Interest and fees on loans increased to $8,685,000 for the year ended September 30, 2001 as compared to $ 6,205,000 for the year ended September 30, 2000. The increase of $ 2,480,000 was primarily the result of an increase in the average balance of loans outstanding during the year. The average balance of loans increased from $ 43,075,000 in fiscal 2000 to $ 54,208,000 in fiscal 2001 causing an increase in interest income of $ 1,386,000. During the current fiscal year the Trust received $994,000 of "additional Interest" and fees from the payoff of two loans, one of which was a participating loan. In addition a loan that was previously non-performing returned to performing status in 2001 and $ 170,000 of delinquent interest was received. These increases were partially offset by a decline in the interest rate earned on the loan portfolio in the current fiscal year. The average rate earned declined 17 basis points from 12.61% in the prior year to 12.44% in the current year. This accounted for a $73,000 decline in interest income.

     Operating income on real estate assets, which is composed primarily of rental income, increased $703,000 from $948,000 in the fiscal year ended September 30, 2000 to $ 1,651,000 in the fiscal year ended September 30, 2001. This increase is the result of rental income generated from a leasehold interest purchased by a consolidated joint venture at the end of the prior fiscal year.

     Equity in earnings of unconsolidated ventures increased in the fiscal year ended September 30, 2001 to $889,000 from $626,000 in the fiscal year ended September 30, 2000. This increase of $ 263,000 was primarily the result of a full year of operations by a joint venture entered into at the end of the prior fiscal year.

     Other revenues, which is primarily composed of investment income, increased $473,000 from $3,107,000 in the fiscal year ended September 30, 2000 to $3,580,000 in the current fiscal year. During the current fiscal year BRT received $438,000 from a distribution on a residual interest held in a venture. This residual interest resulted from the sale of a partnership interest in a prior year. The average rate earned on invested assets increased 29 basis points from 9.33% in the prior fiscal year to 9.62% in the current fiscal year causing an increase in interest income of $93,000. Offsetting these increases was a decline in the average balance of invested assets outstanding from $33,200,000 in the prior fiscal year to $32,700,000 in the current fiscal year. This caused a decline of $58,000 in interest income.

     Interest on notes and loans payable declined from $77,000 in the year ended September 30, 2000 to $53,000 in the year ended September 30, 2001. This decline of $24,000 is the result of a reduced level of borrowings during the current fiscal year.

     The Advisor's fee, which is calculated pursuant to agreement and is based on invested assets, increased $179,000 in the fiscal year ended September 30, 2001 to $745,000 from $566,000 in the fiscal year ended September 30, 2000. During the current fiscal year the Trust experienced a higher outstanding balance of invested assets thereby causing an increase in the fee.

     Other taxes increased $51,000 to $249,000 in the fiscal year ended September 30, 2001 from $ 198,000 in the fiscal year ended September 30, 2000. This increase is the result of an increase in the amount of federal and state alternative minimum tax paid in the current year.

     Expenses related to investment income was $ 575,000 for the fiscal year ended September 30, 2001. The fiscal year ended September 30, 2000 contained no such expenses. During the current year the Trust incurred legal, printing, proxy solicitor fees and other expenses related to the solicitation of proxies to vote in favor of BRT's nominee to the Board of Trustees of Entertainment Properties Trust (NYSE:EPR). BRT owns 9.21% of the outstanding shares of Entertainment Properties Trust and is its largest shareholder.

     Operating expenses relating to real estate assets declined $ 13,000 to $ 925,000 for the current fiscal year from $ 938,000 for the fiscal year ended September 30, 2000. In the current fiscal year operating expenses increased $ 420,000 primarily due to the purchase of a leasehold interest at the end of the prior fiscal year. Offsetting this increase was a $ 466,000 decline in legal expenses relating to a property that the Trust acquired in foreclosure in a prior fiscal year. General operating expenses on other properties increased $ 33,000 in the current fiscal year.

     Gain on the sale of real estate assets and foreclosed properties increased $123,000 in the fiscal year ended September 30, 2001 to $ 1,937,000 from $1,814,000 in the fiscal year ended September 30, 2000. In the current fiscal year $1,431,000 of the gain resulted from the sale of a residual interest in a venture. The remaining gain of $506,000 resulted from the sale of individual cooperative apartment units that were previously acquired in foreclosure. For the prior fiscal year the Trust recognized gains of $1,714,000 from the sale of cooperative apartment units and $ 100,000 of miscellaneous gains.

     In the fiscal year ended September 30, 2001 the Trust recorded an extraordinary expense of $ 264,000 on the early extinguishment of debt. This amount represents the write off of unamortized deferred fees associated with a revolving credit line that was terminated during the current fiscal year.


2000 vs. 1999

     Interest and fees on loans decreased to $6,205,000 for the year ended September 30, 2000 as compared to $7,283,000 for the year ended September 30, 1999. The decrease of $1,078,000 was primarily the result of a decrease in the average balance of loans outstanding during the year. The average balance of loans declined from $51,036,000 in fiscal 1999 to $43,075,000 causing a decline in interest income of $1,087,000. During the current fiscal year two loans were classified as non-accrual. These loans caused an additional decline in interest income of $226,000. These declines were offset by an increase in the average interest rate earned on the loan portfolio. The average interest rate on loans increased 65 basis points from 14.27% in fiscal 1999 to 14.92% in fiscal 2000. This accounted for an increase of $235,000 in interest income.

     Operating income on real estate assets, which is composed primarily of rental income, decreased $2,477,000 from $3,425,000 for the year ended September 30, 1999 to $948,000 for the year ended September 30, 2000. This decline was the result of BRT's contribution of a property to a limited liability company at the end of the prior fiscal year. This contribution resulted in a decline in rental income of $ 2,557,000. This property is now accounted for using the equity method of accounting and its results are no longer consolidated with the financial statements of the Trust. This decline was offset by an $80,000 increase in other rental revenues.

     The 1999  fiscal  year was  favorably  affected  by  revenues  of  $660,000 recognized from the recovery of previously provided allowances and write offs. This was related to a loan that paid off in full in fiscal 1999. There was no comparable revenue item in the current fiscal year.

     Equity in earnings of unconsolidated ventures increased in the fiscal year ended September 30, 2000 to $626,000, from a loss of $50,000 in the prior fiscal year ended September 30, 1999. In the prior fiscal year BRT contributed a property to a limited liability company which is now accounted for using the equity method. This accounted for $525,000 of the increase. The remaining increase is due to increased rents of an existing joint venture and rents received from joint ventures entered into during the current fiscal year.

     Other revenues, which is primarily composed of investment income, increased $ 2,252,000 from $855,000 in the fiscal year ended September 30, 1999 to $3,107,000 in the 2000 fiscal year. The average balance of cash and investable funds increased by $14,424,000, from $18,865,000 in the prior fiscal year, to $ 33,289,000 in the 2000 fiscal year. This caused investment income to increase by $955,000. In addition, the Trust invested a significant portion of its excess funds into higher yielding REIT securities and treasury securities and out of lower earning money market funds. The average rate earned on investable funds increased 633 basis points from 6.04% in the prior fiscal year to 12.37% in the current fiscal year. This increase accounted for the remaining increase of $1,279,000.

     Interest expense on notes and loans payable decreased by $343,000 from $420,000 for the year ended September 30, 1999 to $77,000 for the year ended September 30, 2000. This decrease was a direct result of lower average outstanding balances under the credit facility during 2000.

     General and administrative expenses decreased by $194,000 from $3,223,000 for the fiscal year ended September 30, 1999 to $3,029,000 for the fiscal year ended September 30, 2000. In the prior year, the Trust incurred costs in connection with the potential acquisition and/or start up of a financial institution. No similar expenses were incurred in the fiscal year.

     Other taxes decreased $212,000 from $386,000 in the fiscal year ended September 30, 1999 to $174,000 in the fiscal year ended September 30, 2000. This decline is the result of a decrease in the amount of federal alternative minimum tax the Trust paid in the 2000 year.

     Operating expenses relating to real estate assets decreased to $938,000 for the 2000 fiscal year from $2,148,000 for the fiscal year ended September 30, 1999. This decline of $1,210,000 was primarily the result of BRT contributing a property to a limited liability company which is now accounted for using the equity method of accounting. This accounted for $1,724,000 of the difference. The decline was offset by $538,000 in legal and other professional expenses incurred in connection a litigation related to a property sold by BRT in which BRT is involved as a defendant. BRT was granted summary judgment in this litigation and reimbursement of its legal fees. The amount of reimbursement of legal fees is subject to ultimate determination by the Court and there can be no estimate given as to the amount, if any, of such reimbursement.

     Gain on the sale of foreclosed properties declined in the fiscal year ended September 30, 2000 to $1,814,000 from $5,719,000 in the prior fiscal year. This decline of $3,905,000 was the result of a decline in the number of sales in the current fiscal year caused, in large part, by the sale in prior fiscal year of substantially all remaining foreclosed properties. During the 2000 fiscal year BRT sold cooperative apartment units in two projects and recognized gains of $ 1,714,000 In the 1999 fiscal year BRT sold several properties for a gain of $ 3,973,000. In the 1999 fiscal year the Trust also recognized a gain of $1,746,000 on the payoff in full of two loans that were previously written off. There was no such gain in the current fiscal year. In the current fiscal year, the Trust also recognized miscellaneous gains totaling $ 100,000.

Outlook

     The real estate business in general is cyclical and to a large extent depends upon, among other factors, national and local business and economic conditions, government economic policies and the level of interest rates. Most economists indicate that the national economy has been in a recessionary mode for many months. In addition, the September 11, 2001 terrorist attacks have had a negative effect on the economy of New York City and throughout the country. Notwithstanding the difficult national and local economies (which is projected by some economists to be on the upswing in 2002) and the effect of the events of September 11th, BRT to date has not experienced any material adverse effects on its business. However, a difficult or declining real estate market in the New York metropolitan area or in other parts of the country could potentially have the following adverse effects on BRT's business: (i) an increase in loan defaults which will result in decreased interest and fees on real estate loans, an increase in loan loss reserves and an increase in expenses incurred in foreclosures and restructurings; (ii) a decrease in loan originations; and (iii) a decrease in rental income from properties owned by the Trust or joint ventures in which BRT is a venture participant and an increase in operating expenses related to real estate properties.

     However, a declining real estate market could also pose opportunities for BRT, since in a declining market other lenders, particularly institutional lenders, become more conservative in their lending activities. If such a lending environment occurs, the amount of potential business for BRT could increase.

     BRT's management is aware of the difficulties which could be encountered in a declining real estate environment. It therefore continually monitors its mortgage portfolio for compliance by its borrowers. Management also believes that its loan underwriting policies will ultimately result in minimizing the negative long-term effects of a declining real estate environment.

     Since approximately 77% of BRT's loan portfolio provides for stated minimum or fixed interest rates, the current "low" interest rate environment, although negatively affecting BRT's revenues and net income, has not had and should not have a material adverse effect on revenues and net income. BRT's loan portfolio is to a large extent adjustable, based on prime. Accordingly, any increase in interest rates would have a positive effect on BRT's revenues and income.

Cash Distribution Policy

     BRT has elected to be taxed as a real estate investment trust under the Internal Revenue Code for more than eighteen years. To qualify as a real estate investment trust, BRT must meet a number of organizational and operational requirements, including a requirement that it distribute currently at least 90% of its adjusted taxable income to its shareholders. It is management's current intention to comply with these requirements and maintain the Trust's real estate investment trust status. As a real estate investment trust, BRT generally will not be subject to corporate federal income tax on taxable income it distributes currently (in accordance with the Internal Revenue Code and applicable regulations) to its shareholders. If BRT fails to qualify as a real estate investment trust in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a real estate investment trust for four subsequent tax years. Even if BRT qualifies for federal taxation as a real estate investment trust, it may be subject to certain state and local taxes on its income and to federal income and excise taxes on its undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder.

     As a result of accumulated tax losses, BRT was not required to make cash distributions to shareholders to maintain its status as a real estate investment trust for federal income tax purposes until its accumulated tax losses were fully used. The accumulated tax losses were fully used during the 2001 calendar year and BRT resumed the payment of cash distributions in July, 2001. For tax purposes, BRT is on a calendar year basis (as distinguished from financial reporting purposes for which it is on a September 30th fiscal year). Through the date of this Form 10-K, BRT has paid cash distributions at the rate of $.22 per share per quarter totalling $3,226,000. Including a cash distribution of $.24 a share to be paid on January 3, 2002 to holders of record on December 21, 2001, BRT will have paid $4,992,000 for calendar 2001. The Company estimates its taxable income for 2001 will be $9,631,000 after the utilization of any remaining net operating loss carryforwards, of which approximately $1,945,000 represents capital gains income.

     It is BRT's intention to pay to its shareholders within the time periods prescribed by the Internal Revenue Code 100% of its annual taxable income, excluding gains from the sale of real estate and recognized gains on sale of available-for-sale securities. The Board of Trustees has not yet determined if it will distribute capital gains income to its shareholders.

Item 7A - Market Risk Disclosure
          ----------------------

     BRT's primary component of market risk is interest rate sensitivity. BRT's interest income and to a lesser extent its interest expense are subject to changes in interest rates. BRT seeks to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from its available credit line which is also indexed to the prime rate. At September 30, 2001 approximately 65% of the portfolio was variable rate based primarily on the prime rate. Any changes in the prime interest rate could have a positive or negative effect on the net interest income of BRT. When determining interest rate sensitivity BRT assumes that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. BRT has assessed the market risk for its variable rate mortgage receivables and variable rate debt and believes that a one percent increase in interest rates would have approximately a $418,000 positive effect on income before taxes and a one percent decline in interest rates would have approximately a $134,000 negative effect on income before taxes. In addition, BRT originates loans with short maturities and maintains a strong capital position. At September 30, 2001 BRT's loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey and Connecticut and in Florida and it is therefore subject to risks associated with the economies of these localities.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
   This information appears in a separate section of this report following Part IV.


Item 9. Changes in and Disagreements with Accountants on Accounting
        -----------------------------------------------------------
        and Financial Disclosure
        ------------------------

    None.

                                    PART III

   Items 10, 11, 12 and 13 will be included in BRT's proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2002.

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

              3(d). Third Amendment to Second Amended and Restated Declaration
                    of BRT dated March 2, 1988. Incorporated by reference to Ex-hibit 3D to Form 10-K for the year ended September 30, 1988.

              3(e). By-laws - Incorporated by reference to BRT's Registration
                    Statement on Form S-2 (No. 33-8125).

              10(a). Advisory  Agreement  dated  February  7, 1983 between the
                     BRT and REIT Management Corp. Incorporated by reference to BRT's Registration Statement on Form S-2 (No. 33-8125).

              10(b). Credit Agreement with North Fork Bank dated as of July
                     25, 2001. Incorporated by reference to Exhibit 7(c) to Form 8-K filed on August 1, 2001.

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

                                BRT REALTY TRUST

Date:  December 17, 2001        By: (S) Jeffrey A. Gould
                                        ----------------------
                                        Jeffrey A. Gould
                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                       Title                           Date
---------                                       -----                           ----

(S) Fredric H. Gould                    Chairman of the Board              December 17, 2001
--------------------
Fredric H. Gould                        (Principal Executive
                                        Officer)

(S) Jeffrey A. Gould                    President and Trustee              December 17, 2001
---------------------
Jeffrey A. Gould


(S) Patrick J. Callan                   Trustee                            December 17, 2001
---------------------
Patrick J. Callan

(S) Matthew J. Gould                    Trustee                            December 17, 2001
--------------------
Matthew J. Gould

(S) Arthur Hurand                       Trustee                            December 17, 2001
-----------------
Arthur Hurand

(S) Gary Hurand                         Trustee                            December 17, 2001
---------------
Gary Hurand

                                        Trustee                            December __, 2001
---------------
David Herold

(S) Herbert C. Lust                     Trustee                            December 17, 2001
-------------------
Herbert C. Lust II

(S) George E. Zweier                    Vice President                     December 17, 2001
--------------------
George E. Zweier                        (Principal Financial
                                        and Accounting Officer)


                           Annual Report on Form 10-K
                          Item 8, Item 14(a)(1) and (2)

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

The following consolidated financial statements of BRT Realty Trust are included in Item 8:

                                                                     Page No.
                                                                     -------

Report of Independent Auditors                                         F-1

Consolidated Balance Sheets as of September 30,
   2001 and 2000                                                       F-2

Consolidated Statements of Income for the
  three years ended September 30, 2001, 2000 and 1999                  F-3

Consolidated Statements of Shareholders' Equity
  for the three years ended September 30, 2001,
  2000 and 1999                                                        F-4

Consolidated Statements of Cash Flows for the
  three years ended September 30, 2001, 2000 and 1999                  F-5-6

Notes to Consolidated Financial Statements                             F-7-20

Consolidated Financial Statement Schedules for the year ended
  September 30, 2001:

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

                                   EXHIBIT 10

SUBSIDIARIES

COMPANY                                                 STATE OF INCORPORATION
-------                                                 -----------------------
Hoboken Front Corp.                                           New Jersey
Huntington-Park Corporation                                   New York
Forest Green Corporation                                      New York
Realty 49 Corp.                                               New York
TRB No. 1 Corp.                                               New York
TRB No. 2 Corp.                                               New York
TRB Ft. Wright Corp.                                          New York
TRB Cutter Mill Corp.                                         New York
Blue Realty Corp.                                             Delaware
620 West 172nd Street Realty Corp.                            New York
119 Madison Avenue Realty Corp.                               New York
TRB No. 3 Owners Corp.                                        Wyoming
1090 Boston Post Road Realty Corp.                            New York
TRB Valley Corp.                                              New York
TRB Fairway Office Center Corp.                               Kansas
TRB Abbotts Corp.                                             Pennsylvania
TRB Ashbourne Road Corp.                                      Pennsylvania
BRT Funding Corp.                                             New York
TRB 69th Street Corp.                                         New York
TRB Lawrence Corp.                                            New York
TRB Yonkers Corp.                                             New York
TRB Hartford Corp.                                            Connecticut
TRB Tampa Funding LLC                                         Florida
TRB Atlanta LLC                                               Georgia

                         REPORT OF INDEPENDENT AUDITORS




To the Trustees and Shareholders
BRT Realty Trust


We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust and Subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                              /s/
                                              ERNST & YOUNG LLP
New York, New York
December 4, 2001


                        BRT REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Amounts in thousands except per share amounts)

                                                                     ASSETS
                                                                                                  September 30,
                                                                                                  -------------
                                                                                              2001             2000
                                                                                              ----             ----

     Real estate loans - Notes 2, 4 and 6:
           Earning interest, including $3,425 and $850
              from related parties                                                       $   67,513        $   40,413
           Not earning interest                                                                 415             3,250
                                                                                                ---             -----
                                                                                             67,928            43,663
   Allowance for possible losses                                                             (1,381)           (1,381)
                                                                                             -------           -------
                                                                                             66,547            42,282
                                                                                             ------            ------
      Real estate assets - Notes 3 and 6:
           Real estate properties net, including $2,899
           and $2,944 held for sale                                                           6,777             6,944
           Investment in unconsolidated
              real estate ventures at equity                                                  6,931             5,381
                                                                                              -----             -----
                                                                                             13,708            12,325
           Valuation allowance                                                                 (325)             (349)
                                                                                              -----             -----
                                                                                             13,383            11,976
                                                                                             ------            ------
      Cash and cash equivalents                                                               4,106            16,221
      Available-for-sale securities at market - Note 5                                       24,030            16,310
      Other assets                                                                            1,950             1,667

           TOTAL ASSETS                                                                   $ 110,016        $   88,456
                                                                                          =========        ==========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

      Liabilities:
           Borrowed funds - Note 6                                                        $   2,101        $       88
         Mortgage payable - Note 6                                                            2,804                 -
           Accounts payable and accrued liabilities including
            deposits of $1,620 and $1,550                                                     3,239             3,221
                                                                                              -----             -----
           Total liabilities                                                                  8,144             3,309
                                                                                              -----             -----

      Commitments and contingencies -  Notes 2, 3, 4, 6, 9 and 10                                 -                 -
      Shareholders' equity - Note 8:
           Preferred shares, $1 par value:
                Authorized 10,000 shares, none issued                                             -                 -
           Shares of beneficial interest, $3 par value:
                Authorized number of shares, unlimited, issued
                - 8,883 and 8,888 shares                                                     26,650            26,665
           Additional paid-in capital, net of distributions
                 of $5,171                                                                   81,008            81,499
           Accumulated other comprehensive income - net
                unrealized gain (loss) on available-for-sale securities                       5,278            (3,133)
         Retained earnings (deficit)                                                          2,313            (5,047)
                                                                                              -----            ------
                                                                                            115,249            99,984
           Cost of 1,552 and 1,718 treasury shares
               of beneficial interest                                                       (13,377)          (14,837)
                                                                                            -------           -------
           Total shareholders' equity                                                       101,872            85,147
                                                                                            -------            ------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 110,016        $   88,456
                                                                                          =========        ==========



        See accompanying notes to consolidated financial statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Amounts in thousands except per share amounts)

                                                                                               Year Ended September 30,
                                                                                              ------------------------
                                                                                     2001             2000            1999
                                                                                     ----             ----            ----

Revenues:
  Interest and fees on real estate loans,
   including $187, $40 and $-0- from related parties - Note 2                     $  8,685          $  6,205         $  7,283
  Operating income from real estate properties                                       1,651               948            3,425
  Previously provided allowances and write offs                                          -                 -              660
  Equity in earnings (loss) of unconsolidated ventures                                 889               626              (50)
  Other, primarily investment income                                                 3,580             3,107              855
                                                                                     -----             -----            -----

     Total Revenues                                                                 14,805            10,886           12,173
                                                                                    ------            ------           ------
Expenses:
  Interest -  note payable and loans payable - Note 6                                   53                77              420
  Advisor's fees - Note 9                                                              745               566              571
  General and administrative - Note 9                                                2,983             3,029            3,223
  Other taxes - Note 7                                                                 249               198              386
  Expense related to investment income                                                 575                 -                -
  Operating expenses relating to real estate properties
   including interest on mortgages payable
   Of $261, $15 and $599                                                               925               938            2,148
Amortization and depreciation                                                          372               388              367
                                                                                       ---               ---              ---
      Total Expenses                                                                 5,902             5,196            7,115
                                                                                     -----             -----            -----
Income before gain on sale of real estate loans and
  real estate properties and available-for-sale securities                           8,903             5,690            5,058
Net gain on sale of real estate loans and
  real estate properties                                                             1,937             1,814            5,719
Net realized gain on available-for-sale securities                                      33               131              869
                                                                                     -----             -----           ------
Income before minority interest                                                     10,873             7,635           11,646
Minority interest                                                                      (23)                -                -
                                                                                    ------             -----           ------
Income before extraordinary item                                                    10,850             7,635           11,646
Extraordinary item - loss on early extinguishment of debt                             (264)                -                -
                                                                                    ------            ------           ------

Net Income                                                                        $ 10,586           $ 7,635         $ 11,646
                                                                                  ========           =======         ========
Income per share of Beneficial Interest:

Basic earnings per share
Income before extraordinary item                                                  $   1.51           $  1.07         $   1.63
    Extraordinary item                                                                (.04)                -                -
                                                                                      ----           -------         --------
    Net earnings per common share                                                 $   1.47           $  1.07         $   1.63
                                                                                  ========           =======         ========
Diluted earnings per share
   Income before extraordinary item                                                   1.49              1.05             1.61
   Extraordinary item                                                                 (.04)                -                -
                                                                                    ------            ------           ------
   Net earnings per common share                                                  $   1.45           $  1.05         $   1.61
                                                                                  ========           =======         ========

Cash distributions per common share                                               $    .44           $     -         $      -
                                                                                  ========           =======         ========

Weighted average number of common shares outstanding:
   Basic                                                                         7,221,373         7,165,875        7,165,263
   Diluted                                                                       7,327,174         7,253,227        7,220,505

               See accompanying notes to consolidated financial statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                 Years Ended September 30, 2001, 2000, and 1999
                             (Amounts in thousands)

                                                                            Accumulated      Retained
                                               Shares of   Additional         Other          Earnings
                                              Beneficial     Paid-In     Comprehensive      Accmulated    Treasury
                                               Interest     Capital           Income          Deficit      Shares        Total
                                               --------     -------           ------          -------      ------        -----


Balances, September 30, 1998                    $26,665     $81,521          $    769        $(24,328)      $(14,880)    $69,747

   Net income                                         -           -                 -          11,646              -      11,646
    Other comprehensive income -
      unrealized gain on available-for-
      sale securities (net of reclassifi-
      cation adjustment for gains in-
      cluded in net income of $869)                   -           -              (769)              -              -        (769)
                                                                                                                            -----
Comprehensive income                                  -           -                 -               -              -      10,877

                                                 --------------------------------------------------------------------------------
Balances, September 30, 1999                     26,665      81,521                 -         (12,682)       (14,880)     80,624

Exercise of stock options                             -         (22)                -               -             43          21
Net income                                            -           -                 -           7,635              -       7,635
    Other comprehensive income -
     realized gain on sale of
     available-for-sale securities
     (net of reclassification adjust-
     ment for gains included in net
     income of $131)                                  -           -            (3,133)              -              -      (3,133)
Comprehensive income                                  -           -                 -               -              -       4,502
                                                 --------------------------------------------------------------------------------

Balances, September 30, 2000                     26,665      81,499            (3,133)         (5,047)       (14,837)     85,147

Distributions - Common share
  ($.44 per share)                                    -           -                 -          (3,226)             -      (3,226)
Exercise of Stock Options                           (15)       (491)                -               -          1,460         954

   Net income                                         -           -                 -          10,586              -      10,586
    Other comprehensive income -
      unrealized loss on sale of avail-
     able-for-sale securities (net of
     reclassification adjustment for
     gains included in net income
     of $33                                           -           -             8,411               -              -       8,411
Comprehensive income                                  -           -                 -               -              -      18,997
                                                --------------------------------------------------------------------------------

Balances, September 30, 2001                    $26,650     $81,008            $5,278          $2,313       $(13,377)   $101,872
                                                ================================================================================


          See accompanying notes to consolidated financial statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                     Year Ended September 30,
                                                                                     ------------------------
                                                                               2001            2000            1999
                                                                               ----            ----            ----

Cash flows from operating activities:
  Net income                                                                 $  10,586       $   7,635       $  11,646
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Extraordinary item - loss on early extinguishment of debt                      264               -               -
    Amortization and depreciation                                                  372             388             367
    Previously provided allowances                                                   -               -            (660)
    Net gain on sale of real estate loans and properties                        (1,937)         (1,814)         (5,719)
    Net gain on sale of available-for-sale securities                              (33)           (131)           (869)
    Equity in (earnings) loss of unconsolidated ventures                          (889)           (626)             50
    (Increase) decrease in interest and
      dividends receivable                                                        (227)           (576)            123
    (Increase) decrease in prepaid expenses                                       (132)             17             102
    (Decrease) increase in accounts payable and
      accrued liabilities                                                         (262)            258             433
    Increase in deferred revenues                                                  229             137              18
    Increase (decrease) in escrow deposits                                           5            (187)            353
    Increase in deferred costs                                                    (134)            (33)           (572)
    Other                                                                         (159)            188             624
                                                                                  ----             ---             ---

Net cash provided by operating activities                                         7,683           5,256          5,896
                                                                                  -----           -----          -----

Cash flows from investing activities:
   Collections from real estate loans                                            20,011          32,884         25,561
   Additions to real estate loans                                               (44,276)        (31,865)       (25,182)
   Sale of senior participating interest in loans                                     -               -          7,860
   Decrease in due from venture                                                       -           4,620              -
   Purchase of leasehold interest, net of
     minority interest                                                                -          (3,854)             -
   Net costs capitalized to real estate owned                                      (210)           (181)          (329)
   Proceeds from sale of real estate owned                                        2,029           1,972          3,907
   Increase (decrease) in deposits payable                                           39              53           (311)
   Purchase of available-for-sale securities                                          -         (20,626)             -
   Sale of available-for-sale securities                                             723           1,315         3,463
   Investment in real estate ventures                                              (866)         (1,083)             -
   Partnership distribution                                                         207              35              8
                                                                                    ---              --              -

Net cash (used in) provided by investing activities                             (22,343)        (16,730)        14,977
                                                                                -------         -------         ------

Cash flows from financing activities:
   Proceeds from borrowed funds                                                   2,101               -              -
   Repayment of borrowed funds                                                      (88)           (243)        (5,169)
   Payoff/paydown of loan and mortgages payable                                     (46)           (841)          (896)
   Exercise of stock options                                                        954              22              -
   Increase in mortgage payable                                                   2,850               -              -
   Cash distribution - common shares                                             (3,226)              -              -
                                                                                 ------
   Net cash provided by (used in) financing activities                            2,545          (1,062)        (6,065)
                                                                                  -----          ------         ------
   Net (decrease) increase in cash and cash equivalents                         (12,115)        (12,536)        14,808
   Cash and cash equivalents at beginning of year                                16,221          28,757         13,949
                                                                                 ------          ------         ------
   Cash and cash equivalents at end of year                                    $  4,106        $ 16,221       $ 28,757
                                                                               ========        ========       ========



           See accompanying notes to consolidated financial statements.



                       BRT REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Continued)



                                                                                       Year Ended September 30,
                                                                                       ------------------------
                                                                                 2001           2000          1999
                                                                                 ----           ----          ----

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest expense                               $   303         $   85       $ 1,069

   Cash paid during the year for income taxes                                  $   249         $  314       $   211

Supplemental schedule of noncash investing and financing activities:

   Recognition of valuation allowance upon sale
      of real estate owned                                                          24               -            -

   Recognition of allowance for previously
      provided losses                                                                -               -          660
   Transfer of foreclosed property to
      real estate joint venture                                                      -               -       11,886
   Transfer of mortgage to real estate joint venture                                 -               -        6,757








         See accompanying notes to consolidated financial statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended September 30, 2001, 2000 and 1999
                    (Amounts in Thousands Except Share Data)


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

Real Estate Assets

Real estate properties is comprised of real property in which the Trust has invested directly and properties acquired by foreclosure which are held for sale.

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

Real estate loans: The earning mortgage loans of the Trust have either variable interest rate provisions, which are based upon a margin over the prime, or are currently fixed at effective interest rates which approximate market. At September 30, 2001 and 2000 these interest rates are reflective of current market conditions for these loans. Accordingly, the carrying amounts of the earning, non-impaired mortgage loans approximate their fair values. For earning loans which are impaired, the Trust has valued such loans based upon the fair value of the underlying collateral. Accordingly, their carrying amounts are recorded at fair value.

Notes and mortgages payable: There is no material difference between the carrying amounts and fair value because interest rates approximate current market rates.

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


NOTE 2 -      REAL ESTATE LOANS

At September 30, 2001, information as to real estate loans, is summarized as follows:

                                                                                                                       Not
                                                                                                  Earning             Earning
                                                                                  Total           Interest            Interest
                                                                                  -----           --------            --------

First mortgage loans:

  Long-term:
         Residential                                                            $  5,816          $ 5,816                 -
         Shopping centers/retail                                                   4,320            4,320                 -
  Short-term (five years or less):
         Shopping centers/retail                                                   6,300            5,885           $   415
         Industrial buildings                                                      4,275            4,275                 -
         Office buildings                                                            621              621                 -
         Residential (multiple family units)                                      19,330           19,330                 -
         Hotel                                                                     3,690            3,690                 -
         Miscellaneous                                                               152              152                 -

  Second mortgage loans, wraparound mortgages
  and junior participations:
         Residential                                                              22,356           22,356                 -
         Retail                                                                      696              696                 -
         Office                                                                      372              372                 -
                                                                                     ---              ---               ---
                                                                                $ 67,928        $  67,513           $   415
                                                                                ========        =========           =======

  A summary of loans at September 30, 2000 is as follows:

         First mortgage loans
           Long term                                                            $  7,571        $   7,571                 -
           Short term                                                             31,723           28,473           $ 3,250
         Second mortgage loans
          and wrap around mortgages                                                4,369            4,369                 -
                                                                                   -----            -----           -------

                                                                                $ 43,663        $  40,413           $ 3,250
                                                                                ========        =========           =======

The real estate loan not earning interest at September 30, 2001 was not deemed impaired, as it is probable that the Trust will be able to collect all amounts due according to the contractual terms. At September 30, 2000, $3,250 of loans were non-earning and deemed impaired because it was probable that the Trust would not be able to collect all amounts due under the contractual terms. During the current year one of the loans with a net balance of $2,835 was restructured and all past due interest has been paid. A second loan with a net balance of $415 is no longer considered impaired as BRT expects to collect all amounts due under the contractual terms. Subsequently, no allowance for possible losses is being provided for this loan. Of the real estate loans earning interest at September 30, 2001 and 2000, $6,579 and $1,418, respectively, were deemed impaired and all are subject to allowances for possible losses. For the years ended September 30, 2001, 2000 and 1999, respectively, an average $11,025, $4,482 and $4,893 of real estate loans were deemed impaired, on which $1,310, $255 and $520 of interest income was recognized.

Loans originated by the Trust generally provide for interest rates, which are indexed to the prime rate. The weighted average interest rate on earning loans was 11.75% and 13.56% at September 30, 2001 and 2000, respectively.

Included in real estate loans are three second mortgages to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At September 30, 2001 and September 30, 2000, the balance of the mortgage loans was $3,425 and $850, respectively. Interest received on these loans totaled $187 and $40 for the year ended September 30, 2001 and September 30, 2000, respectively.

Annual maturities of real estate loans receivable before allowances for possible losses during the next five years and thereafter reflect revised maturities and are summarized as follows:

     Years Ending September 30                                     Amount
     -------------------------                                     ------
     2002.............................................            $ 46,031
     2003.............................................               8,122
     2004.............................................                 263
     2005.............................................                 795
     2006.............................................                 337
     2007 and thereafter..............................              12,380
                                                                  --------

     Total............................................            $ 67,928
                                                                  ========

The Trust's portfolio consists primarily of senior and junior mortgage loans, secured by residential and commercial property, 42% of which are located in the New York metropolitan area (which includes New Jersey and Connecticut), 21% in Florida, 18% in California and 9.5% in Georgia.

If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. Of the $46,031 of real estate loans receivable which mature in Fiscal 2002, $8,599 were extended during the fiscal year ended September 30, 2001.

If  all  loans   classified  as  non-earning  were  earning  interest  at  their contractual rates for the year ended September 30, 2001 and 2000, interest income would have increased by $46 and $226, respectively.

The Trust's interests in wraparound mortgages of $8,950 and $8,850 are subject to underlying mortgages aggregating $7,500 at both at September 30, 2001 and 2000 respectively. Interest income earned on these loans was $1,012 and $433 for the years ended September 30, 2001 and 2000, respectively, of which $686 and $281 was paid to the holder of the prior mortgage loan.

At September 30, 2001 the three largest real estate loans had principal balances outstanding of approximately $12,000, $7,800 and $5,350, respectively. Of the total interest and fees earned on real estate loans during the fiscal year ended September 30, 2001, 3.2%, 9.3% and 3.0% related to these loans, respectively.

NOTE 3 -REAL ESTATE ASSETS

A summary of real estate properties, including properties held for sale, for the year ended September 30, 2001 is as follows:


                                                                Acquisitions/
                                                                   Costs           Sales
                                         September 30, 2000     Capitalized/    Collections/   Gain on    September 30, 2001
                                         Properties  Amount     Amortization       Other         Sale    # Properties  Amount
                                         ----------  ------     ------------       -----         ----    ------------  ------

              Held For Sale
              -------------
         Residential units-shares of
          cooperative  corporations          3      $   40        $    77          ($623)      $  506          2      $   0

         Shopping centers/retail             1       3,646            132              -            -          1      3,778

         Unimproved land                     1           -              -              -            -          1          -
                                             ------------------------------------------------------------------------------
                                             5       3,686            209           (623)         506          4      3,778
                Amortization                          (742)          (138)            -             -          -       (880)
                                                     2,944             71           (623)         506                 2,898
         Held For Investment
         Shopping centers/retail             1       4,000             (8)             -            -          1      3,992

              Amortization                                           (113)                                             (113)
                                             ------------------------------------------------------------------------------
                                                     4,000           (121)             -            -                 3,879
         Total real estate properties        6      $6,944           ($50)         ($623)      $  506          5     $6,777
                                             ==============================================================================



During the year ended September 30, 2001 the Trust continued to dispose of its shares of cooperative apartment units. Sales of these units had a book value totaling $117. Gains of $506 were recognized on these sales.

During the year ended September 30, 2000 the Trust purchased with a minority partner a leasehold interest in a portion of a retail shopping center located in Yonkers, New York. The leasehold interest is for approximately 28,500 square feet and including all option periods expires in 2045. The minority interest, which equals ten percent is shown in other liabilities on the balance sheet. Such amount is not material.

Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 2001 are as follows:

  Years Ending September 30,                             Amount
  --------------------------                             ------
  2002 ............................................     $ 1,327
  2003 ............................................       1,132
  2004 ............................................       1,081
  2005 ............................................       1,023
  2006 ............................................         990
  Thereafter.......................................      13,173

  NOTE 4 - ALLOWANCE FOR POSSIBLE LOSSES AND VALUATION ALLOWANCE
           ON REAL ESTATE OWNED

The Trust was not required to record provisions for possible loan losses nor valuation adjustments on owned real estate during the years ended September 30, 2001, 2000 and 1999.

     An analysis of the allowance for possible losses is as follows:

                                                   Year Ended September 30,
                                                  ------------------------
                                                 2001       2000        1999
                                                 ----       ----        ----

     Balance at beginning of year              $ 1,381    $ 1,381     $ 2,041
     Previously provided allowances                  -          -        (660)
     Write-off of allowances                         -          -           -
                                               -------    -------     -------

     Balance at end of year                    $ 1,381    $ 1,381     $ 1,381
                                               =======    =======     =======

     The allowance for possible losses applies to assets aggregating $6,579 at September 30, 2001, $4,253 at September 30, 2000 and $4,296 at September 30, 1999.

NOTE 5 -    AVAILABLE-FOR-SALE SECURITIES

The cost of securities held for sale at September 30, 2001 was $18,752. The fair value of these securities was $24,030 at September 30, 2001. Gross unrealized gains and losses at September 30, 2001 were $5,321 and $43, respectively.

Included in available for sale securites are 1,355,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $17,806 and a fair value at September 30, 2001 of $22,909. The shares held by BRT represent approximately 9.21% of the outstanding shares of Entertainment Properties Trust. The fair value of the Trust's investment in Entertainment Properties Trust at November 30, 2001 was $24,130.

NOTE 6 -DEBT OBLIGATIONS

     Debt obligations consist of the following:

                                                      September 30,
                                                2001                2000
                                                ----                ----
     Note payable - credit facility            $    -               $  88
     Margin account                            $2,101               $   -
     Mortgage payable                          $2,804               $   -

On January 11, 2001 BRT terminated its revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). During the year ended September 30, 2001 unamortized deferred fees in the amount of $264 associated with the terminated TransAmerica revolving credit facility were written off as an extraordinary item.

On July 25, 2001 BRT entered into a $15,000 revolving credit agreement with North Fork Bank (North Fork). The North Fork agreement is a revolving facility. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 60% of the collateral pledged. Interest is charged on the outstanding balance at prime plus 1/2% or under certain circumstances at prime. BRT paid a fee of $75 to North Fork at closing. The facility matures August 1, 2004 and may be extended for two one-year terms. The extension fee is $38 for each extension period.

As of September 30, 2001 BRT had provided collateral to North Fork Bank which would permit BRT to borrow up to $12,200 under the facility.

At September 30, 2001 there was no outstanding balance on this facility. At September 30, 2000 there was an outstanding balance on the previous facility of $88.

In addition to its credit facility, BRT has the ability to borrow funds through a margin account. At September 30, 2001 there was an outstanding balance of $2,101. The interest rate at September 30, 2001 was 5.125%. Marketable securities with a fair market value at of $22,909 were pledged as collateral. The Trust had no margin account in the year ended September 30, 2000.

On October 20, 2000 a mortgage was placed on a shopping center in which the Trust, through a subsidiary, is a joint venture partner and holds a majority interest in a leasehold position. The mortgage with an original balance of $2,850 bears interest at a fixed rate of 8.75% for the first five years and has a maturity of November 1, 2005. There is an option to extend the mortgage to November 1, 2010. At September 30, 2001 the outstanding balance was $2,804.

Scheduled principal repayments during the next five years and thereafter are as follows:

                Years Ending September 30,                 Amount
                --------------------------                 ------

                2002                                       $   59
                2003                                           64
                2004                                           70
                2005 and thereafter                         2,608
                                                            =====
                                                           $2,804

NOTE 7  - INCOME TAXES

The Trust has elected to be taxed as a real estate investment trust ("REIT), as defined under the Internal Revenue Code. As a REIT the Trust will generally not be subject to Federal income taxes at the corporate level if it distributes at least 90% of its REIT taxable income, as defined, to its shareholders. There are a number organizational and operational requirements the Trust must meet to remain a REIT. If the Trust fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at the corporate rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Trust may be subject to certain state and local income taxes and to Federal income and excise taxes on its undistributed taxable income.

At December 31, 2000, the Trust had available net operating loss carryforwards of $936 of which, $338 will expire in 2009, $527 will expire in 2010 and $71 will expire in 2011. As of September 30, 2001 all of the remaining tax operating loss caryforwards have been utilitzed.

During the years ended September 30, 2001 and 2000 the Trust recorded $249 and $198, respectively, of expense of which $187 and $174 related to the payment of alternative minimum tax. The Trust was required to pay alternative minimum tax related to the usage of the net operating loss carryforwards.

Earnings and profits, which determine the taxability of dividends to shareholders, differ than net income reported for financial statement purposes due to various items among which are timing differences related to depreciation methods and carrying values.

The taxable income is expected to be $598 lower than the financial statement income during calendar 2001.

NOTE 8 - SHAREHOLDERS' EQUITY

Distributions

In July 2001 the Trust commenced paying a dividend to holders of shares of beneficial interest. There were no distributions on the Trust's shares of beneficial interest declared during the years ended September 30, 2000 and 1999.

Stock Options

On December 8, 1995, the Board of Trustees granted, under the 1988 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan), options to purchase the remaining 53,000 shares of beneficial interest available under this plan at $4.375 per share to various officers and employees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, for a period of five years commencing six months after the date of grant. During the current year the remaining 43,000 of the options were exercised. At September 30, 2001 there are no remaining options under the Plan.

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

Also on December 6, 1996, the Board of Trustees granted, under the 1996 Stock Option Plan options to purchase a total of 82,500 shares of beneficial interest at $6.00 per share to a number of officers, employees and consultants to the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after six months, and expire five years after the date of grant. During the current year 62,000 of the options were exercised. At September 30, 2001 options to purchase 15,500 shares are exercisable, none of which have been exercised.

In March and April 1998 the Board of Trustees granted, under the 1996 Stock Option Plan options to purchase 50,000 shares of beneficial interest at prices ranging from $7.3125 to $7.9375 per share to a number of directors, officers and employees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years, and expire ten years after the grant date. During the current year 20,000 of the options were exercised. At September 30, 2001 none of the remaining options are exercisable.

In December 1998 the Board of Directors granted, under the 1996 Stock Option Plan options to purchase 180,000 shares of beneficial interest at $5.9375 per share to a number of officers, employees, consultants and trustees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year (50,000) and two years (130,000), and expire five years (50,000) and ten years (130,000) after the date of the grant. During the current year 40,625 of the options were exercised. At September 30, 2000 12,500 of these options were exercisable, none of which were exercised. At September 30, 2001 options to purchase 13,625 shares are exercisable, none of which have been exercised.

In December 2000 the Board of Directors granted under the 1996 Stock Option Plan options to purchase 165,500 shares of beneficial interest at $7.75 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years and expire ten years after grant date. At September 30, 2001 none of these were exercisable.

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

Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Trust had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                  December 2000      December 1998     December 1998    March/April 1998
                                  165,000 Shares     50,000 Shares    130,000 Shares      50,000 Shares
                                  --------------     -------------    --------------      -------------

Risk Free Interest Rate              4.76%                2.86%            4.47%              4.47%
Dividend Yield                       4.36%                4.36%            4.36%              4.36%
Volatility Factor                    .205                 .205             .205               .205
Expected Life (Years)                9.25                 2.25             7.25               6.50


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

Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:

                                                  Year Ended September 30,
                                                  ------------------------
                                               2001         2000         1999
                                               ----         ----         ----

      Pro forma net income                   $10,540      $7,484       $11,225

      Pro forma earnings per share:
      Basic                                     1.46        1.04          1.57
      Diluted                                   1.44        1.03          1.55

Changes in the number of shares under all option arrangements are summarized as follows:

                                                                         Year Ended September 30,
                                                                         ------------------------
                                                                  2001             2000           1999
                                                                  ----             ----           ----

 Outstanding at beginning of period                              332,500         337,500         165,500
 Granted                                                         165,500               -         180,000
 Option price per share granted                                     7.75               -          5.9375
 Cancelled                                                         5,000               -           8,000
 Exercisable at end of period                                    199,750         143,000         106,125
 Exercised                                                       165,625           5,000               -
 Expired                                                               -               -               -
 Outstanding at end of period                                    327,375         332,500         337,500
 Option prices per share outstanding                         $4.375-$7.9375  $4.375-$7.9375  $4.375-$7.9375


As of September 30, 2001 the outstanding options had a weighted average remaining contractual life of approximately 7.4 years and a weighted average exercise price of $6.89.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                2001        2000        1999
                                                ----        ----        ----
Numerator for basic and diluted
 earnings per share:
Net income                                    $10,586      $7,635     $11,646

Denominator:

Denominator for basic earnings
 per share -weighted average shares         7,221,373   7,165,875    7,165,263
Effect of dilutive securites:
Employee stock options                        105,801      87,352       55,242
                                              -------      ------       ------
Denominator for diluted earnings
 per share - adjusted weighted average
 shares and assumed conversions             7,327,174   7,253,227    7,220,505

Basic earnings per share                      $  1.47     $  1.07      $  1.63
Diluted earnings per share                    $  1.45     $  1.05      $  1.61

Treasury Shares

During the fiscal year ended September 30, 2001 no shares were purchased by the Trust. During the fiscal year ended September 30, 2001, 165,625 treasury shares were issued in connection with the exercise of stock options under the Trust's existing stock option plan. As of September 30, 2000 the Trust owns 1,552,000 Treasury shares of beneficial interest at an aggregate cost of $13,377.

NOTE 9 -       ADVISOR'S COMPENSATION AND CERTAIN TRANSACTIONS

Certain of the Trust's officers and trustees are also officers, directors and the shareholder of REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. The agreement, which expires on December 31, 2005, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are charged to operations at a rate of 1% on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $745, $566 and $571 for the years ended September 30, 2001, 2000, and 1999, respectively.

The borrower may pay fees to REIT for services rendered in arranging and restructuring loans by the Trust. These fees, which are allowed by the advisory agreement, on loans arranged on behalf of the Trust and which are paid directly by the borrower to REIT amounted to $443, $394 and $151 for the years ended September 30, 2001, 2000 and 1999 respectively.

REIT arranges for the management of certain properties for the Trust under renewable year-to-year agreements. Management fees, legal fees and leasing, selling and financing commissions incurred and reimbursed or owed to REIT or an other affiliated company for the years ended September 30, 2001, 2000 and 1999 aggregated $132, $140 and $746, respectively.

The Chairman of the Board of Trustees of the Trust holds a similar position in One Liberty Properties, Inc. a related party, is an executive officer of the managing general partner and was a general partner through July 1, 2001 of Gould Investors L.P. a related party. Effective July 1, 2001 Mr. Gould assigned his general partner interest to Gould General LLC, an entity of which he is the sole member. During the years ended September 30, 2001, 2000 and 1999, allocated general and administrative expenses charged to the Trust by Gould Investors L.P. aggregated $645, $367 and $422, respectively.

NOTE 10 -     COMMITMENT

The Trust maintains a non-contributory pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined. Pension expense approximated $155, $200 and $190 during the years ended September 30, 2001, 2000 and 1999, respectively.


NOTE 11 - QUARTERLY FINANCIAL DATA  (Unaudited)

                                                    1st Quarter     2nd Quarter    3rd Quarter   4th Quarter    Total
                                                     Oct.-Dec.      Jan.-March     April-June     July-Sept.   For Year
                                                     ---------      ----------     ----------     ----------   --------
                                                                                      2001
                                                    -------------------------------------------------------------------


Revenues                                             $4,468           $3,325         $3,461         $3,551     $14,805
   Income before gain on sale of real
     estate loans and real estate
     properties and available for
     sale securities                                  3,085            1,717          1,834          2,267       8,903
   Extraordinary item                                     -             (264)             -              -        (264)
   Net income                                         3,101            2,929          2,100          2,456      10,586
      Per share                                      $  .43           $  .41         $  .29         $  .34     $  1.47 (a)

                                                                                      2000
                                                     ------------------------------------------------------------------


Revenues                                            $2,325            $2,779         $2,857         $2,925     $10,886
   Income before gain on sale of real
      estate loans and real estate
      properties and available for
      sale securities                                1,095             1,521          1,489          1,585       5,690
   Net income                                        1,827             1,975          2,112          1,721       7,635
      Per share                                     $  .25            $  .28         $  .29         $  .25     $  1.07   (a)





         Per share earnings represent basic earnings per beneficial share.
(a)      Calculated on weighted average shares outstanding for the fiscal year.
         Balances may not cross foot due to rounding.



                                                                BRT REALTY TRUST
                                       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                                                               SEPTEMBER 30, 2001
                                                             (Amounts in Thousands)

                                                                                               Gross Amount At Which Carried At
                                     Initial Cost To Company                                         September 30, 2001
                                                 Buildings              Costs Capitalized               Buildings          Accum.
                            Encum-                  And             Subsequent to Acquisition             And              Amorti-
Description                brances      Land    Improvements       Improvements Carrying Costs  Land  Improvements  Total  zation
----------------------------------------------------------------------------------------------------------------------------------

Shopping Center/Retail
   Rock Springs, WY           -         $600        2,483              $667          $28        $600     3,178      3,778   $880

Yonkers, New York        $2,804            -        4,000              $(8)            -           -     3,992      3,992    113
                         ----------------------------------------------------------------------------------------------------------

TOTAL                    $2,804         $600       $6,483              $659          $28        $600    $7,170     $7,770   $993
                         ==========================================================================================================

                                                                                     (a)                 (b)         (c)     (d)




                                                               Depreciation
                                                                  Life For
                                       Date Of        Date     Latest Income
Description                         Construction    Acquired     Statement
-----------------------------------------------------------------------------

Shopping Center/Retail
   Rock Springs, WY                      -          Jan-92      21-35 Years

   Yonkers, New York                     -          Aug-00      39 Years

TOTAL



                                BRT REALTY TRUST
       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 2001

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

(b)  Total real estate properties                       $  7,770
     Less: Accumulated amortization                          993
                                                        --------


     Net real estate properties                         $  6,777
                                                        ========

(c) Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.

(d)  Information not readily obtainable.

(e)  A reconciliation of real estate properties is as follows:

                                            Year Ended September 30,
                                            ------------------------
                                         2001          2000          1999
                                         ----          ----          ----

    Balance at beginning of year        $6,944        $3,057       $16,622
    Additions:
    Acquisitions                             -         4,000             -
    Capitalization of expenses             201           182           329
                                           ---           ---           ---

                                         7,145         7,239        16,951
                                         -----         -----        ------
    Deductions:
    Sales/conveyances                      117           158        13,753
    Depreciation/amortization              251           137           141
                                           ---           ---           ---
                                           368           295        13,894
                                           ---           ---        ------
    Balance at end of year             $ 6,777       $ 6,944       $ 3,057
                                       =======       =======       =======

(f) The aggregate cost of investments in real estate assets for federal income tax purposes approximates book value.


                                                 BRT REALTY TRUST
                                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                SEPTEMBER 30, 2001
                                              (Amounts in Thousands)

                                                                 FINAL
                                          # OF      INTEREST    MATURITY
         DESCRIPTION                      LOANS      RATE        DATE       PERIODIC PAYMENT TERMS                  PRIOR LEINS
  --------------------------------------------------------------------------------------------------------------------------------

  First mortgage loans:
  Long term:
  Cooperative Apartments, Bronx, NY          1        7.3%      Jan-07     Interest and principal monthly                 -

  Retail/Apartments, Brooklyn, NY            1    Prime + 2.45% Aug-08     Interest and principal monthly                 -
  Miscellaneous
   $0-$499                                   5                                                                            -
   $500-999                                  3                                                                            -
   $1,000-1,499                              2                                                                            -

Short term:
  Garden Apartments - Kendall, FL            1        11%                  Interest monthly, principal at maturity        -
  Garden Apartments, Tampa, FL               1    Prime + 6.0%             Interest monthly, principal at maturity        -
  Retail/ Center,  Corpus Christi, TX        1    Prime + 5.0%             Interest monthly, principal at maturity        -
  Apartments, Meridan, CT                    1    Prime+  5.0%             Interest monthly, principal at maturity        -
  Industrial Building - Bernardsville, NJ    1    Prime + 4.0%             Interest monthly, principal at maturity        -
  Motel- Brooklyn, NY                        1    Prime + 6.0%             Interest and principal monthly                 -

Miscellaneous
  $0-$499                                    4                                                                            -
  $500-$999                                  5                                                                            -
  $1,000-$1,499                              2                                                                            -
  $1,500-$1,999                              1                                                                            -
 Junior mortgage loans, Wrap-
  around mortgages and junior
  participations:

Long Term:
  Condominiums, Atlanta, GA                 1         11%                  Interest monthly, principal at maturity  $16,363

Miscellaneous
  $0-$499                                   3                                                                         5,048

Short Term:
Apartments and office building,
San Francisco, CA                           1      Prime + 6.0%            Interest monthly, principal at maturity   61,784
Condominium Apts., Dunwoody, GA             1         12%                  Interest monthly, principal at maturity    5,275

Miscellaneous
  $0-$499                                   4                                                                         6,759
  $1,000-$1,499                             1                                                                         7,500
  $1,500-$1,999                             1                                                                         3,849
                                          ---                                                                         -----

                                           42                                                                      $106,578
                                          ===                                                                      ========

                                                                                     PRINCIPAL AMOUNT
                                                                     CARRYING        OF LOANS SUBJECT
                                                  FACE AMOUNT         AMOUNT          TO DELINQUENT
          DESCRIPTION                             OF MORTGAGES     OF MORTGAGES   PRINCIPAL OR INTEREST
  -----------------------------------------------------------------------------------------------------

  First mortgage loans:
  Long term:
  Cooperative Apartments, Bronx, NY                 $ 3,200          $ 2,835              -

  Retail/Apartments, Brooklyn, NY                     2,088            2,088              -
  Miscellaneous
   $0-$499                                              808              744              -
   $500-999                                           2,100            2,100              -
   $1,000-1,499                                       2,306            2,306              -

Short term:
  Garden Apartments - Kendall, FL                     7,800            7,000              -
  Garden Apartments, Tampa, FL                        5,350            5,350              -
  Retail/ Center,  Corpus Christi, TX                 3,646            3,646              -
  Apartments, Meridan, CT                             3,500            3,135              -
  Industrial Building - Bernardsville, NJ             2,600            2,600              -
  Motel- Brooklyn, NY                                 2,217            2,217              -

Miscellaneous
  $0-$499                                               909              757           $415
  $500-$999                                           3,748            3,748              -
  $1,000-$1,499                                       2,923            2,923              -
  $1,500-$1,999                                       1,675            1,675              -
 Junior mortgage loans, Wrap-
  around mortgages and junior
  participations:

Long Term:
  Condominiums, Atlanta, GA                           2,950            2,950              -

Miscellaneous
  $0-$499                                               561              561              -

Short Term:
Apartments and office building,
San Francisco, CA                                    12,000           12,000              -
Condominium Apts., Dunwoody, GA                       3,500            3,500              -

Miscellaneous
  $0-$499                                             1,345            1,345              -
  $1,000-$1,499                                       1,450            1,450              -
  $1,500-$1,999                                       1,617            1,617              -
                                                    ----------------------------------------------------------

                                                    $68,293          $66,547          $ 415
                                                    ==========================================================





















                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2001
                             (Amounts in Thousands)

Notes to the schedule:

(a) The following summary reconciles mortgages receivable at their carrying values:


                                                                    Year Ended September 30,
                                                                    ------------------------
                                                               2001            2000         1999
                                                               ----            ----         ----

   Balance at beginning of year                             $ 42,282        $ 43,301      $ 49,134
   Additions:
   Advances under real estate loans                           44,276          31,865        25,182
   Previously provided allowances                                  -               -           660
                                                            --------        --------      --------

                                                              86,558          75,166        74,976
                                                              ------          ------        ------
   Deductions:
   Collections of principal                                   20,011          32,884        23,815
   Sale of senior participating interests in loans                 -               -         7,860
                                                              ------          ------        ------
                                                              20,011          32,884        31,675
                                                              ------          ------        ------

   Balance at end of year                                   $ 66,547        $ 42,282      $ 43,301
                                                            ========        ========      ========


  (b) The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.

