Form 10-Q
period 2001-12-31
BRT REALTY TRUST
filed 2002-02-14
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001

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

                    7,379,639 Shares of Beneficial Interest,
                 $3 par value, outstanding on February 10, 2002

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


                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)

                                                                             December 31,        September 30,
                                                                                 2001                2001
                                                                                 ----                ----
                                                                             (Unaudited)          (Audited)
                                                            ASSETS

Real estate loans - Note 3:
    Earning interest, including $3,425
      from related parties at each date                                       $ 57,442             $ 67,513
    Not earning interest                                                           415                  415
                                                                                   ---                  ---
                                                                                57,857               67,928
   Allowance for possible losses                                                (1,381)              (1,381)
                                                                                ------               ------
                                                                                56,476               66,547
Real estate assets:
    Real estate properties net                                                   6,727                6,777
    Investment in unconsolidated real
      estate ventures at equity                                                  7,134                6,931
                                                                                 -----                -----
                                                                                13,861               13,708
 Valuation allowance                                                              (325)                (325)
                                                                                  ----                 ----
                                                                                13,536               13,383
                                                                                ------               ------
Cash and cash equivalents                                                       11,070                4,106
Securities available-for-sale at market - Note 4                                27,383               24,030
Real estate loans held for sale - Note 3                                         4,110                    -
Other assets                                                                     2,011                1,950
                                                                                 -----                -----
          Total Assets                                                        $114,586             $110,016
                                                                              ========             ========

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds - Note 5                                                   $      -             $  2,101
    Mortgage payable                                                             2,790                2,804
    Accounts payable and accrued liabilities,
      including deposits of $1,208 and $1,620                                    2,826                3,239
    Dividend payable                                                             1,771                    -
                                                                                 -----                -----
         Total Liabilities                                                       7,387                8,144
                                                                                 -----                -----

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
     issued - 8,883  shares at each date                                        26,650               26,650
   Additional paid-in capital                                                   80,878               81,008
   Accumulated other comprehensive income - net
     unrealized gain on available-for-sale securities                            8,631                5,278
   Retained earnings                                                             3,998                2,313
                                                                                 -----                -----
                                                                               120,157              115,249
Cost of 1,504 and 1,552 treasury shares of
  beneficial interest at each date                                             (12,958)             (13,377)
                                                                               -------              -------
            Total Shareholders' Equity                                         107,199              101,872

            Total Liabilities and Shareholders' Equity                        $114,586             $110,016
                                                                              ========             ========

          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts In Thousands except for Per Share Data)


                                                                                    Three Months Ended
                                                                                        December 31,
                                                                                2001                    2000
                                                                                ----                    ----
Revenues:
    Interest and fees on real estate loans
      including $97 and $24 from related parties                             $   3,515              $   2,732
    Operating income from real estate properties                                   531                    307
    Equity in earnings of unconsolidated ventures                                  292                    162
    Other, primarily investment income                                             647                  1,267
                                                                                   ---                  -----
          Total Revenues                                                         4,985                  4,468
                                                                                 -----                  -----

Expenses:
    Interest-notes payable and loans payable                                        20                     17
    Advisor's fee                                                                  211                    168
    General and administrative                                                     756                    790
    Other taxes                                                                    151                     60
    Operating expenses relating to real estate
    properties including interest on mortgages
     of $67 and $59                                                                297                    208
    Amortization and depreciation                                                   84                    139
                                                                                    --                    ---
           Total Expenses                                                        1,519                  1,382
                                                                                 -----                  -----

Income  before gain on sale of real estate
   loans and real estate properties and
   available-for-sale securities                                                 3,466                  3,086
Net realized gain on available-for-sale securities                                   -                     15
                                                                                 -----                   ----
Income before minority interest                                                  3,466                  3,101
Minority interest                                                                  (10)                     -
                                                                                   ---                   ----

Net Income                                                                  $    3,456              $   3,101
                                                                            ==========              =========

Income per share of Beneficial Interest:
  Basic earnings per share                                                  $      .47              $     .43
                                                                            ==========              =========
  Diluted earnings per share                                                $      .46              $     .43
                                                                            ==========              =========

Cash distributions per common share                                         $      .24              $       -
                                                                            ==========              =========










           See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Amounts In Thousands)




                                                                             Accumulated
                                               Shares of        Additional    Other Com-
                                               Beneficial        Paid-In      prehensive    Retained      Treasury
                                                Interest         Capital        Income      Earnings       Shares        Total
                                                --------         -------        ------      --------       ------        -----

Balances, September 30, 2001                    $26,650          $81,008        $5,278       $2,313       $(13,377)     $101,872

Distributions - common share
      ($.24 per share)                                -                -             -       (1,771)             -        (1,771)

Exercise of stock options                             -             (130)            -            -            419           289

Net income                                            -                -             -        3,456              -         3,456
    Other comprehensive income -
    net unrealized gain on
    available-for-sale securities                    -                -         3,353            -              -         3,353
                                                                                                                           -----
Comprehensive income                                  -                -             -            -              -         6,809
                                               ---------------------------------------------------------------------------------

Balances, December 31, 2001                     $26,650          $80,878       $ 8,631       $3,998       $(12,958)     $107,199
                                               =================================================================================





            See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts In Thousands)


                                                                                          Three Months Ended
                                                                                              December 31,
                                                                                         2001             2000
                                                                                         ----             ----

Cash flow from operating activities:
  Net income                                                                         $  3,456          $  3,101
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and depreciation                                                         84               139
     Gain on sale of available-for-sale securities                                          -               (15)
     Equity in earnings of unconsolidated ventures                                       (292)             (162)
     Increase in interest and dividends receivable                                        (27)             (172)
     Decrease (Increase) in prepaid expenses                                               11               (93)
     (Increase) Decrease in accounts payable
       and accrued liabilities                                                            (44)              143
     (Decrease) Increase in deferred revenues                                            (111)              189
     (Decrease) Increase in escrow deposits                                              (251)              135
     Increase in deferred costs                                                             -               (59)
     Other                                                                                (65)              (45)
                                                                                          ---               ---
Net cash provided by operating activities                                               2,761             3,161
                                                                                        -----             -----

Cash flows from investing activities:
  Collections from real estate loans                                                   13,711            10,335
  Additions to real estate loans                                                       (7,750)          (18,470)
   Net costs capitalized to real estate assets                                             (8)               (1)
   (Decrease)  Increase in deposits payable                                               (12)              129
   Sales of marketable securities                                                           -               495
   Partnership distributions                                                               88                40
                                                                                           --                --
Net cash provided by (used in) investing activities                                     6,029            (7,472)
                                                                                        -----            ------

Cash flow from financing activities:
   Increase in mortgage payable                                                             -             2,850
   Decrease in borrowed funds                                                          (2,101)               -
   Payoff/paydown of loan and mortgages payable                                           (14)               (4)
  Proceeds from note payable - credit facility                                              -                17
   Exercise of stock options                                                              289                60
                                                                                          ---                --
   Net cash (used in) provided by financing activities                                 (1,826)            2,923
                                                                                       ------             -----

   Net increase (decrease) in cash and cash equivalents                                 6,964            (1,388)
   Cash and cash equivalents at beginning of period                                     4,106            16,221
                                                                                        -----            ------
   Cash and cash equivalents at end of period                                       $  11,070         $  14,833
                                                                                    =========         =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                $      84         $      31
                                                                                    =========         =========


  See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2001 and for the three months ended December 31, 2001 and 2000 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results for the full year.

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

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT's Annual Report on Form 10-K for the year ended September 30, 2001.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 2 - Shareholders' Equity

Distributions

During the quarter ended December 31, 2001 BRT declared a cash distribution to shareholders of $.24 per share. This distribution totaled $1,771,000 and was payable January 3, 2002.

Stock Options

During the quarter ended December 31, 2001, 48,625 previously issued options were exercised. Proceeds from these options totaled $289,000.

Note 2 - Shareholders' Equity (Continued)

Per Share Data

Basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period which was 7,341,332 and 7,170,698 for the three month periods ended December 31, 2001 and 2000, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BRT. For the three months ended December 31, 2001 and 2000 diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of the BRT's outstanding options using the treasury stock method which aggregated 7,445,042 and 7,255,542 respectively.

Note 3 - Real Estate Loans

If  all  loans   classified  as  non-earning  were  earning  interest  at  their contractual rates for the three months ended December 31, 2001 and 2000, interest income would have increased by approximately $11,000 in each period. At December 31, 2001 BRT had outstanding $3,425,000 in loans to joint ventures. In each of these ventures BRT and its joint venture partner each have a 50% interest. As part of these venture agreements BRT makes a capital contribution in addition to making a mortgage loan. For the three months ended December 31, 2001 and 2000 interest income on these loans was $97,000 and $24,000.

Real estate loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2001 real estate loans held for sale totaled $4,110,000. The cost of these loans approximated estimated fair value. Fair value was determined based on contractual commitments from third parties to purchase the loans. During January 2002, loans with a fair value of $2,213,000 were sold to a financial institution and $1,897,000 remain available for sale.

Profits and losses relating to the sale of real estate loans are recognized when all indications of legal control pass to the buyer and the sales price is collected.

Note 4 - Available-For-Sale Securities

Included in available-for-sale securities are 1,355,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $17,806,000 and a fair value at December 31, 2001 of $26,231,000. The shares held by the Trust represent approximately 9.16% of the outstanding shares of Entertainment Properties Trust as of December 31, 2001.

Note 5 -Borrowed Funds

On July 25, 2001 BRT entered into a revolving credit agreement with North Fork Bank. Borrowings under the facility are secured by specific receivables and the agreement provides that that the amount borrowed will not exceed 60% of the collateral pledged. As of December 31, 2001 BRT had provided collateral, as defined, that would permit BRT to borrow up to approximately $10,300,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/4% or under certain circumstances at prime. At December 31, 2001 there was no outstanding balance on this facility.

In addition to its credit facility, BRT has the ability to borrow funds through a margin account. At December 31, 2001 there was no outstanding balance.
Marketable securities with a fair value of $26,231,000 were pledged as collateral.

Note 6 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three months ended December 31, 2001 accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities, increased to $8,631,000 from $5,278,000. For the three month period ended December 31, 2000 accumulated other comprehensive income, which is comprised solely of unrealized loss on available-for-sale securities decreased to $2,672,000 from $3,133,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

BRT's primary business activity is originating and holding for investment senior real estate mortgages, secured by income producing property. To a lesser extent BRT originates and holds for investment junior real estate mortgage loans secured by income producing property and senior mortgage loans secured by unimproved real property. Its investment policy emphasizes short-term mortgage loans. Repayments of real estate loans in the amount of $42,508,000 are due during the twelve months ending December 31, 2002, including $4,059,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, BRT cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

On July 25, 2001 BRT entered into a revolving credit agreement with North Fork Bank. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 60% of the collateral pledged. As of December 31, 2001 BRT had provided collateral, as defined, that would permit BRT to borrow up to approximately $10,300,000 under the facility. At the end of January, 2002 BRT sold several loans which reduced the amount of collateral pledged, thereby reducing the availability under the facility to $8,500,000. Interest is charged on the outstanding balance at prime plus 1/4% or under certain circumstances at prime. The facility matures August 1, 2004 and may be extended for two one year terms. At December 31, 2001 there was no outstanding balance on this facility.

During the three months ended December 31, 2001, the Trust generated cash of $2,761,000 from operations and $13,711,000 from collections from real estate loans. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $7,750,000 and to repay outstanding borrowed funds of $2,101,000. BRT's cash and cash equivalents were $11,070,000 at December 31, 2001.

BRT will satisfy its liquidity needs from cash and liquid investments on hand, the credit facility with North Fork Bank, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate loans. BRT also has the ability to borrow on margin, using the shares it owns in Entertainment Properties Trust as collateral. As of December 31, 2001 marketable securities with a fair market value of $26,231,000 were pledged as collateral, permitting the Trust to borrow approximately $10,000,000.

Results of Operations

Interest and fees on loans increased by $783,000 to $3,515,000 for the three months ended December 31, 2001 as compared to $2,732,000 for the three months ended December 31, 2000. During the current quarter two participating loans were paid off resulting in additional interest and fees of $1,182,000. The average balance of loans outstanding increased $18,000,000 from the prior years quarter resulting in an increase in interest income of $551,000 and $117,000 of additional fee income. These increases were offset by a 35 basis point reduction in the interest rate earned on the portfolio from 12.55% to 12.20%, which caused a reduction in interest of $45,000. The prior years quarter contained $844,000 of additional interest, recognized from a loan that was paid off, in addition a loan that was previously non-performing was returned to performing status and $170,000 of delinquent interest was recorded.

Operating income on real estate properties increased to $531,000 in the three months ended December 31, 2001 from $307,000 in the quarter ended December 31, 2000, an increase of $224,000. The increase of $124,000 is primarily attributable to rents generated from a leasehold interest purchased by a consolidated joint venture in the prior year.

Equity in earnings of unconsolidated ventures increased $130,000 in the quarter ended December 31, 2001 to $292,000 from $162,000 in the quarter ended December 31, 2000. During the current quarter, one of the joint ventures recorded a gain on the sale of a parcel of land. This accounted for approximately $193,000 of the increase in earnings. This was offset by a loss of $95,000 recorded on the operations of a joint venture that was entered into during the second half of the prior fiscal year. The remaining $32,000 was attributable to increases in income of the remaining ventures.

Other revenues, primarily investment income decreased to $647,000 in the quarter ended December 31, 2001, from $1,267,000 in the same quarter in 2000, a decrease of $620,000. During the prior years quarter BRT received $438,000 from a residual interest it holds in a venture. This residual interest resulted from the sale of a partnership interest in a prior year. The remaining decrease of $182,000 is the result of a decrease in invested balances and decreased rates earned on those balances. The average balance of invested assets decreased $3,200,000 causing interest to decrease $105,000. The remaining $77,000 was the result of reduced rates being earned on the invested balances. The average rate on invested balances declined from 10.29% in the prior years quarter to 8.93% in the current quarter.

The Advisor's fee, which is calculated based on invested assets, increased $43,000 in the quarter ended December 31, 2001 to $211,000 from $168,000 in the quarter ended December 31, 2000. In the current quarter the Trust experienced a higher outstanding balance of invested assets, primarily loans, thereby causing an increase in the fee.

Other taxes increased $91,000 from $60,000 in the quarter ended December 31, 2000 to $151,000 in the quarter ended December 31, 2001. The prior years expense represents the payment of federal alternative minimum tax. The current years expense is the payment of federal excise taxes.

Operating expenses relating to real estate increased $89,000 in the quarter ended December 31, 2001 to $297,000 from $208,000 in the quarter ended December 31, 2000. BRT recognized increased expenses related to its purchase of a leasehold interest in the prior year and its other operating properties. These increases were partially offset by a reduction in legal and other professional expenses that were incurred in connection with a litigation related to a property sold by BRT in which BRT was involved as a defendant.

Amortization and depreciation decreased from $139,000 in the quarter ended December 31, 2000 to $84,000 in the quarter ended December 31, 2001. This decrease of $55,000 is the result of reduced amortization on deferred expenses associated with BRT's current facility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

BRT's primary component of market risk is interest rate sensitivity. BRT's interest income and to a lesser extent its interest expense are subject to changes in interest rates. BRT seeks to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from its available credit line which is also indexed to the prime rate. At December 31, 2001 approximately 63% of the portfolio was variable rate based primarily on the prime rate. Any changes in the prime interest rate could have a positive or negative effect on the net interest income of BRT. When determining interest rate sensitivity BRT assumes that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. BRT has assessed the market risk for its variable rate mortgage receivables and variable rate debt and believes that a one percent increase in interest rates would have approximately a $390,000 positive effect on income before taxes and a one percent decline in interest rates would have approximately a $155,000 negative effect on income before taxes. In addition, BRT originates loans with short maturities and maintains a strong capital position. At December 31, 2001 BRT's loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey and Connecticut and in Florida and it is therefore subject to risks associated with the economies of these localities.

                            PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

None


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRT REALTY TRUST
                                  Registrant




February 14,  2001                               /s/ Jeffrey Gould
------------------                               -----------------
Date                                             Jeffrey Gould, President




February 14, 2001                               /s/ George Zweier
-----------------                               -----------------
Date                                            George Zweier, Vice President
                                                and Chief Financial Officer