Form 10-Q
period 2002-03-31
BRT REALTY TRUST
filed 2002-05-13
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission File Number 1-7172


                                BRT REALTY TRUST
                                ----------------
               (Exact name of Registrant as specified in its charter)

        Massachusetts                                            13-2755856
        -------------------------------------------------------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification No.)

        60 Cutter Mill Road, Great Neck, NY                        11021
        -------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code (516) 466-3100

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,382,139 Shares of Beneficial Interest,
                   $3 par value, outstanding on May 10, 2002

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



                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)

                                                                               March 31,        September 30,
                                                                                 2002               2001
                                                                                 ----               ----
                                                                             (Unaudited)
                                     ASSETS

Real estate loans - Note 3:
    Earning interest, including $8,598 and $3,425
      from related parties                                                    $ 59,943             $ 67,513
    Not earning interest                                                           415                  415
                                                                              --------             --------
                                                                                60,358               67,928
   Allowance for possible losses                                                  (881)              (1,381)
                                                                              --------             --------
                                                                                59,477               66,547
                                                                              --------             --------
Real estate assets:
    Real estate properties net                                                   6,668                6,777
    Investment in unconsolidated real
      estate ventures at equity                                                  7,020                6,931
                                                                              --------             --------
                                                                                13,688               13,708
Valuation allowance                                                               (325)                (325)
                                                                              --------             --------
                                                                                13,363               13,383
                                                                              --------             --------
Cash and cash equivalents                                                       14,312                4,106
Securities available-for-sale at market - Note 4                                31,894               24,030
Real estate loans held for sale - Note 3                                           596                    -
Other assets                                                                     1,846                1,950
                                                                              --------             --------
          Total Assets                                                        $121,488             $110,016
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds - Note 5                                                   $      -             $  2,101
    Mortgage payable                                                             2,775                2,804
    Accounts payable and accrued liabilities,
      including deposits of $1,079 and $1,620                                    3,613                3,239
    Dividends Payable                                                            1,952                    -
                                                                              --------             --------
          Total Liabilities                                                      8,340                8,144
                                                                              --------             --------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
     issued - 8,883  shares at each date                                        26,650               26,650
   Additional paid-in capital                                                   80,871               81,008
   Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          13,142                5,278
   Accumulated earnings                                                          5,421                2,313
                                                                              --------             --------
                                                                               126,084              115,249
Cost of 1,501 and 1,552 treasury shares of
  beneficial interest at each date                                             (12,936)             (13,377)
                                                                              --------             --------
            Total Shareholders' Equity                                         113,148              101,872
                                                                              --------             --------

            Total Liabilities and Shareholders' Equity                        $121,488             $110,016
                                                                              ========             ========

                See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts In Thousands except for Per Share Data)

                                                                     Three Months Ended                  Six Months Ended
                                                                          March 31,                          March 31,
                                                                          ---------                          ---------
                                                                    2002            2001              2002              2001
                                                                    ----            ----              ----              ----

Revenues:
   Interest and fees on real estate loans, including
   interest from related parties of $108 and $24
   for the three month periods, respectively, and $206
   and $48 for the six month periods, respectively                $ 2,132         $ 1,851           $ 5,647           $ 4,583
   Operating income on real estate owned                              586             381             1,117               688
   Reversal of previously provided provision                          500               -               500                 -
   Equity in earnings of unconsolidated entities                      221             284               513               446
   Other, primarily investment income                                 713             809             1,360             2,076
                                                                  -------         -------           -------           -------
          Total revenues                                            4,152           3,325             9,137             7,793
                                                                  -------         -------           -------           -------

Expenses:
   Interest on borrowed funds                                          24               3                43                20
   Advisor's fee                                                      219             169               430               337
   General and administrative                                         715             694             1,471             1,484
   Other taxes                                                         57             110               208               170
   Expense related to investment income                                 -             301                 -               301
   Operating expenses relating to real estate owned,
     including interest on mortgages of $66 and $68
     for the three-month periods, respectively, and $133
     and $127 for the six month periods, respectively                 305             246               603               454
   Amortization and depreciation                                       86              84               170               223
                                                                  -------         -------           -------           -------
           Total expenses                                           1,406           1,607             2,925             2,989
                                                                  -------         -------           -------           -------
Income before gain on sale of real estate
     assets and available-for-sale securities                       2,746           1,718             6,212             4,804
Net gain on sale of real estates assets                               607           1,475               607             1,475
Net realized gain on sale of available-for
     -sale securities                                                   -               -                 -                15
                                                                  -------         -------           -------           -------
Income before minority interest                                     3,353           3,193             6,819             6,294
Minority interest                                                     (10)              -               (20)                -
                                                                  -------         -------           -------           -------
Income before extraordinary item                                    3,343           3,193             6,799             6,294
Extraordinary item - loss on early
     extinguishment of debt                                             -           ( 264)                -              (264)
                                                                  -------         -------           -------           -------

Net income                                                        $ 3,343         $ 2,929           $ 6,799           $ 6,030
                                                                  =======         =======           =======           =======

Income per share of beneficial interest:

Basic earnings per share
   Income before extraordinary item                               $   .45         $   .45           $   .92           $   .88
   Extraordinary item                                                   -            (.04)                -              (.04)
                                                                  -------         -------           -------           -------
   Net earnings per common share                                  $   .45         $   .41           $   .92           $   .84
                                                                  =======         =======           =======           =======

Diluted earnings per share
   Income before extraordinary item                               $   .44         $   .44           $   .91           $   .87
   Extraordinary item                                                   -            (.04)                -              (.04)
                                                                  -------         -------           -------           -------
   Net earnings per common share                                  $   .44         $   .40           $   .91           $   .83
                                                                  =======         =======           =======           =======

Cash distributions per common share                               $   .26         $     -           $   .50           $     -
                                                                  =======         =======           =======           =======


         See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                              (Amounts In Thousands)


                                                                            Accumulated
                                                                               Other
                                               Shares of      Additional      Compre-
                                               Beneficial      Paid-In        hensive       Retained      Treasury
                                                Interest       Capital        Income        Earnings       Shares         Total
                                                --------       -------        ------        --------       ------         -----


Balances, September 30, 2000                    $26,665        $81,499        $(3,133)      $(5,047)      $(14,837)     $85,147

Distributions - Common share
  ($.44 per share)                                    -              -              -        (3,226)             -       (3,226)
Exercise of Stock Options                           (15)          (491)             -             -          1,460          954

   Net income                                         -              -              -        10,586              -       10,586
    Other comprehensive income -
     unrealized loss on sale of avail-
     able-for-sale securities (net of
     reclassification adjustment for
     gains included in net income
     of $33                                           -              -          8,411             -              -        8,411
                                                                                                                          -----
Comprehensive income                                  -              -              -             -              -       18,997

                                                 ------------------------------------------------------------------------------
Balances, September 30, 2001                     26,650         81,008          5,278         2,313        (13,377)     101,872

Distributions - Common share                          -              -              -        (3,691)             -       (3,691)
      (.50 per share)

Exercise of stock options                             -           (137)             -             -            441          304

Net income                                            -              -              -         6,799              -        6,799
    Other comprehensive income
     - net unrealized gain on
     available-for-sale securities                    -              -          7,864             -              -        7,864
                                                                                                                       --------
Comprehensive income                                  -              -              -             -              -       14,663
                                               --------------------------------------------------------------------------------
Balances, March 31, 2002                        $26,650        $80,871        $13,142        $5,421       $(12,936)    $113,148
                                                ===============================================================================








          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts In Thousands)

                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                               --------
                                                                                        2002              2001
                                                                                        ----              ----

Cash flow from operating activities:
  Net income                                                                          $ 6,799           $ 6,030
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary item - loss on early extinguishment of debt                              -               264
     Amortization and depreciation                                                        170               223
     Reversal of previously provided allowances                                          (500)                -
     Net gain on sale of foreclosed properties held for sale                             (607)           (1,475)
     Net gain on sale of available-for-sale securities                                      -               (15)
     Equity in earnings of unconsolidated entities                                       (513)             (446)
     Decrease (Increase) in interest and dividends receivable                              42              (230)
     Decrease (Increase) in prepaid expenses                                               36               (74)
     Increase (Decrease) in accounts payable
       and accrued liabilities                                                            837              (145)
     (Decrease) Increase in deferred revenues                                            (161)              123
     (Decrease) Increase in escrow deposits                                              (193)               53
     Decrease (Increase) in deferred costs                                                 21              (124)
     Net change in other assets                                                           (38)              (79)
                                                                                     --------          --------
Net cash provided by operating activities                                               5,893             4,105
                                                                                     --------          --------

Cash flows from investing activities:
   Collections from real estate loans                                                  23,052            14,238
   Proceeds from sale of loans                                                          3,522                 -
   Additions to real estate loans                                                     (12,478)          (20,162)
   Additions to real estate loans - BRT joint ventures                                 (7,123)             (225)
   Net costs capitalized to real estate owned                                              (8)              (34)
   Proceeds from sale of real estate assets                                               607             1,475
   (Decrease) Increase in deposits payable                                                (86)               17
   Sales of marketable securities                                                           -               495
   Capital contributions to unconsolidated entities                                      (275)             (137)
   Partnership distributions                                                              699                65
                                                                                     --------          --------
Net cash provided by (used in) investing activities                                     7,910            (4,268)
                                                                                     --------          --------

Cash flow from financing activities:
  Increase in mortgage payable                                                              -             2,850
  Payoff/paydown of loan and mortgage payable                                          (2,130)              (18)
  Repayment of note payable - credit facility                                               -               (88)
  Cash distribution - common shares                                                    (1,771)                -
  Exercise of stock options                                                               304                60
                                                                                     --------          --------
Net cash provided by (used in) financing activities                                    (3,597)            2,804
                                                                                     --------          --------

Net increase in cash and cash equivalents                                              10,206             2,641
Cash and cash equivalents at beginning of period                                        4,106            16,221
                                                                                     --------          --------
Cash and cash equivalents at end of period                                           $ 14,312          $ 18,862
                                                                                     ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                 $    169          $    109
                                                                                     ========          ========


          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2002 and for the three and six months ended March 31, 2002 and 2001 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results for the full year.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes which are included in BRT's Annual Report on Form 10-K for the year ended September 30, 2001.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 2 - Shareholders' Equity

Distributions

During the quarter ended March 31, 2002 BRT declared a cash distribution to shareholders of $.26 per share. This distribution totaled $1,919,000 and was payable on April 4, 2002 to shareholders of record on March 22, 2002.

Per Share Data

Basic earnings per share was determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period which was 7,380,000 and 7,180,263 for the three month period ended March 31, 2002 and 2001 and 7,360,454 and 7,175,481 for the six month periods ended March 31, 2002 and 2001, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BRT. For the three and six months ended March 31, 2002 and 2001 diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of the BRT's outstanding options using the treasury stock method which aggregated 7,581,711 and 7,291,144 for the three month periods and 7,481,471 and 7,273,282 for the six month periods, respectively.

Stock Options

During the quarter ended March 31, 2002, 2,500 previously issued options were exercised. Proceeds from these options totaled $15,000. For the six months ended March 31, 2002, 51,125 previously issued options were exercised. Proceeds from these options totaled $304,000.

Note 3 - Real Estate Loans

If all loans classified as non-earning were earning interest at their contractual rates for the three and six months ended March 31, 2002 and 2001, interest income would have increased by approximately $11,000 and $23,000 in each of the two years.

In the quarter ended March 31, 2002, BRT entered into a joint venture agreement in which BRT and an affiliated entity each have a 50% interest. As part of this agreement BRT, made a capital contribution of $275,000 and a mortgage loan to the venture in the original principal amount of $550,000. The balance due on this mortgage loan is $550,000 at March 31, 2002. Also during the quarter ended March 31, 2002 BRT purchased, from an unaffiliated financial institution, two mortgage loans that encumber a property that is owned by an existing joint venture in which BRT owns a 50% interest. These loans were purchased at par and had a balance at the time of purchase and have a current balance of $4,623,000. At March 31, 2002 mortgage loans to all joint ventures in which BRT is a venturer totaled $8,598,000. For the three and six months ended March 31, 2002 interest income on all loans to joint venture entities was $108,000 and $206,000, respectively.

Real estate loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2002 a real estate loan held for sale totaled $596,000. The carrying amount of this loan approximated estimated fair value. Fair value was determined based on contractual commitments from a third party to purchase this loan. During the quarter ended March 31, 2002, loans with a fair value of $3,502,000 were sold to a financial institution. These loans were sold at cost and therefore no gain or loss was recognized on this sale. In April 2002 the remaining loan with a fair value of $596,000 was sold.

Profits and losses relating to the sale of real estate loans are recognized when all indications of legal control pass to the buyer and the sales price is collected.

In the quarter ended March 31, 2002 a loan with a principal balance of $3.5 million, which the Trust held a reserve against, was paid in full (including all interest and fees) allowing the Trust to reduce its allowance for possible losses by $500,000 and recording income from a reversal of a previously provided allowance. Management evaluates the adequacy of the allowance periodically and believes that the allowance for losses is adequate to absorb probable losses on the existing portfolio.

Note 4 - Available-For-Sale Securities

Included in available-for-sale securities are 1,355,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $17,806,000 and a fair value at March 31, 2002 of $30,637,000. At May 10, 2002 the fair value of these shares was $30,501,000. During the prior years quarter ended March 31, 2001 the Trust incurred legal, printing, proxy solicitor fees and other expenses of $301,000 related to the solicitation of proxies in favor of BRT's nominee to the Board of Trustees of Entertainment Properties Trust. These expenses are included as a component of general and administrative expense in the consolidated statements of income. The shares held by BRT represent approximately 8.07% of the outstanding shares of Entertainment Properties Trust.

Note 5 -Borrowed Funds

On July 25, 2001 BRT entered into a revolving credit agreement with North Fork Bank. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 60% of the collateral pledged. As of March 31, 2002 BRT had provided collateral, as defined, that would permit BRT to borrow up to approximately $7,300,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/4% or under certain circumstances at prime. At March 31, 2002 there was no outstanding balance on this facility. In addition to its credit facility BRT has the ability to borrow funds through a margin account. At March 31, 2002 there was no outstanding balance on this margin facility. At March 31, 2002 marketable securities with a fair value of $30,637,000 were pledged as collateral.

Note 6 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three and six months ended March 31, 2002 accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities, increased $4,511,000 to $13,142,000 from $8,631,000 and increased $7,864,000 from $5,278,000 to $13,142,000,respectively.
For the three and six months ended March 31, 2001 it increased $4,397,000 to $1,725,000 from $(2,672,000) and increased $4,858,000 from $(3,133,000) to
$1,725,000 respectively.

Note 7 - Accounting for Long-Lived Assets

The Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment of Long-Lived Assets" which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, Statement No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". The Trust's management does not anticipate that the adoption of this statement will have an effect on the earnings or the financial position of the Trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

We are a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts. Our principal business activity is to generate income by originating and holding for investment for our own account, senior real estate mortgage loans secured by income producing real property and to a lesser extent second mortgage loans secured by income producing real property. Our loan portfolio consists of 39 mortgage loans aggregating $60,358,000 outstanding at March 31, 2002. In addition, we are a member of six joint ventures that own eight income producing properties and we own three operating properties which we previously acquired in foreclosure. We also own 8.07% of the outstanding common shares of Entertainment Properties Trust.

We emphasize loans with terms ranging from six months to three years (referred to as bridge loans) to persons requiring short term funds, among other reasons, for the acquisition of a property, the purchase (normally at a discount) of a mortgage applicable to a property owned by the borrower, repositioning, rehabilitating or renovating a property or converting a commercial property to residential use (co-op or condo conversions). We do not finance new construction and normally do not provide financing for undeveloped real property. We have expanded our activities by originating for our own account participating mortgage loans and by participating as both a lender to and an equity participant in joint ventures which acquire income producing real property.

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of ordinary taxable income to our stockholders. We intend to adhere to these requirements and to maintain our REIT status.


Liquidity and Capital Resources
-------------------------------

Our investment policy emphasizes short-term mortgage loans. Repayments of real estate loans in the amount of $45,709,000 are due during the twelve months ending March 31, 2003, including $552,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

On July 25, 2001 we entered into a revolving credit agreement with North Fork Bank. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 60% of the collateral pledged. As of March 31, 2002 we had provided collateral, as defined, that would permit us to borrow up to approximately $7,300,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/4% or under certain circumstances at prime. The facility matures August 1, 2004 and may be extended for two one year terms. At March 31, 2002 there was no outstanding balance on this facility. We also have the ability to borrow up to approximately $12 million on a margin account which we maintain. No amount was outstanding under this margin account at March 31, 2002.

During the six months ended March 31, 2002, we generated cash of $5,893,000 from operations, $23,052,000 from collections of real estate loans and $3,502,000 from the sale of real estate loans. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $12,458,000, to originate and purchase loans relating to joint venturers of $7,123,000, to repay outstanding debt of $2,130,000 and to pay cash distributions to shareholders totaling $1,771,000. BRT's cash and cash equivalents totaled $14,312,000 at March 31, 2002.

We will satisfy our liquidity needs from cash and liquid investments on hand, the credit facility with North Fork Bank, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets. We also have the ability to borrow on margin, using the shares we own in Entertainment Properties Trust as collateral.

Results of Operations
---------------------

Interest and fees on loans increased by $281,000, or 15%, to $2.1 million for the three months ended March 31, 2002 from $1.9 million for the three months ended March 31, 2001. During the current quarter the average balance of loans outstanding increased by approximately $9.1 million accounting for an increase in interest income of $268,000. A decline in the average interest rate earned on the loan portfolio to 11.25% in the three months ended March 31, 2002 from 12.60% in the three months ended March 31, 2001 caused interest income to decline by $192,000. Additional fee income of $204,000 was generated during the March 31, 2002 quarter. The current quarter realized an $89,000 increase in fee income due to increased amortization from early payoffs and the sale of several loans. The remaining $115,000 increase is attributable to increased fee income generated by a larger average balance of loans in the quarter ended March 31, 2002 versus the comparable quarter of the prior year.

For the six months ended March 31, 2002, interest and fees on loans increased $1 million, or 23%, from $4.6 million to $5.6 million. During the six months ended March 31, 2002 the average balance of loans outstanding increased by $13.6 million resulting in an increase in interest income of $807,000. A decline in the average interest rate earned on the loan portfolio from 12.58% for the six months ended March 31, 2001 to 11.74% for the six months ended March 31, 2002 caused a decline in interest income of $225,000. In addition, during the six month period ended March 31, 2002, two participating loans were paid off resulting in additional interest and fees of $1,182,000. The six month period ended March 31, 2001 includes $844,000 of additional interest and fees recognized from a loan that was paid off. In addition, in the six months ended March 31, 2001 a loan that was previously non-performing was returned to performing status and $170,000 of delinquent interest was recorded. Fee income increased in the six months ended March 31, 2002 by $211,000 of which $89,000 is due to the increased amortization from early payoffs and the sale of several loans. The remaining increase is the result of increased amortization of fees collected on loans originated in prior periods.

Operating income on real estate properties increased to $586,000 in the three months ended March 31, 2002 from $381,000 in the three months ended March 31, 2001, an increase of $205,000 or 54%. For the six months ended March 31, 2002 operating income on real estate owned increased $429,000, or 62%, from $688,000 to $1.1 million. For both periods, this increase, primarily rental income, is attributable to our purchase of a leasehold interest in a commercial real property in the last quarter of the fiscal year ended September 30, 2000.

Reversal of previously provided provisions increased to $500,000 from $-0- for both the three and six month periods ended March 31, 2002. During the current quarter and six months we were able to reduce our loan loss allowance as a loan which was previously considered impaired was paid if full.

Equity in earnings of unconsolidated ventures decreased $63,000 or 22% in the three months ended March 31, 2002 to $221,000 from $284,000 in the three months ended March 31, 2001. The primary reason for this decline is a loss generated by a joint venture that was entered into during the second half of the fiscal year ended September 30, 2001. For the six months ended March 31, 2002 equity in earnings of unconsolidated ventures increased $67,000, or 15%, from $446,000 to $513,000. The increase was caused by a gain on the sale of a parcel of land by one of our joint ventures. This gain was offset by a loss generated by the venture that was entered into in the second half of the fiscal year ended September 30, 2001.

Other revenues, primarily investment income, declined to $713,000 in the three months ended March 31, 2002, from $809,000 in the three months ended March 31, 2001, a decline of $96,000 or 12%. A decline in the rates earned on invested balances of approximately 288 basis points from 10.12% to 7.24% caused a decline of $259,000. An increase in the average balance outstanding of $7.3 million offset this decline by $161,000. For the six months ended March 31, 2002 other revenues, primarily investment income, decreased by $716,000 or 35% from $2.1 million to $1.4 million. During the prior year we received $438,000 from a residual interest we held in a venture. This residual interest resulted from the sale of a partnership interest in a prior year. The remaining decline of $278,000 is the result of a decline in the yield earned on our investments offset by a slight increase in the outstanding average balance of those investments. A 225 basis point decline from 10.21% to 7.96% caused income to decline by $378,000 while the average balance increased $2.1 million causing income to increase $100,000.

The Advisor's fee, which is calculated based on invested assets, increased $50,000, or 30%, in the three months ended March 31, 2002 to $219,000 from $169,000 in the three months ended March 31, 2001. In the six months ended March 31, 2002 the fee increased $93,000, or 21%, from $337,000 in the six months ended March 31, 2001 to $430,000. During both of these periods, we experienced a higher outstanding balance of invested assets thereby causing an increase in the fee.

General and administrative fees increased $21,000, or 3%, from $694,000 in the three months ended March 31, 2001 to $715,000 in the three months ended March 31, 2002. For the six months ended March 31, 2002 general and administrative expenses decreased $13,000, or less than 1%, from $1,484,000 to $1,471,000 in the six months ended March 31, 2002.

Other taxes declined $53,000 or 48% in the three months ended March 31, 2002 from $110,000 in the three months ended March 31, 2001 to $57,000. For the six months ended March 31, 2002 other taxes increased $38,000, or 22%, to $208,000 from $170,000. In the prior year we paid federal alternative minimum tax while we utilized our net operating loss carryforwards. In the current year we were responsible for paying a federal excise tax which is based on income generated but not yet distributed.

For the three and six months ended March 31, 2001 we incurred expenses related to investment income of $301,000. During these periods we incurred legal, printing, proxy solicitor fees and other expenses related to the solicitation of proxies to vote in favor of our nominee to the Board of Trustees of Entertainment Properties Trust (NYSE:EPR). We own 8.07% of the outstanding shares of Entertainment Properties Trust. We did not incur any investment related expenses in the three or six months ended March 31, 2002.

Operating expenses relating to real estate increased $59,000, or 24%, from $246,000 in the three months ended March 31, 2001 to $305,000. For the six months ended March 31, 2002 operating expenses related to real estate increased $149,000 or 33% from $454,000 to $603,000. The increase in both periods is due to increased operating expenses associated with the Trust's operating properties.

Amortization and depreciation for the three months ended March 31, 2002 was $86,000, relatively unchanged from $84,000 in the three months ended March 31, 2001. For the six months ended March 31, 2002 amortization and depreciation expense declined $53,000, or 24%, from $223,000 to $170,000. This decline is the result of reduced amortization of deferred expenses associated with our current credit facility.

Gain on the sale of real estate assets and foreclosed properties decreased $868,000, or 59%, in both the three and six months ended March 31, 2002 to $607,000 from $1,475,000. The gain in the three and six months ended March 31, 2002 resulted primarily from the sale of an unimproved parcel of land we previously acquired in foreclosure. The gain for the three and six months ended March 31, 2001 resulted from the sale of a residual interest in a partnership.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense are subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At March 31, 2002 approximately 69% of the portfolio was variable rate based primarily on the prime rate. Any changes in the prime interest rate could have a positive or negative effect on our net interest income. When determining interest rate sensitivity we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We have assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have approximately a $253,000 positive effect on income before taxes and a one percent decline in interest rates would have approximately a $142,000 negative effect on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At March 31, 2002 our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Connecticut and in Florida and our portfolio is therefore subject to risks associated with the economies of these localities.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRT REALTY TRUST
                                   Registrant




May 13, 2002                    /s/ Jeffrey Gould
------------                    -----------------
Date                            Jeffrey Gould, President
                                and Chief Executive Officer



May 13, 2002                    /s/ George Zweier
------------                    -----------------
Date                            George Zweier, Vice President
                                and Chief Financial Officer