Form 10-Q
period 2002-06-30
BRT REALTY TRUST
filed 2002-08-14
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2002

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission File Number 1-7172


                                BRT REALTY TRUST
                                ----------------
              (Exact name of Registrant as specified in its charter)

        Massachusetts                                    13-2755856
        -----------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

        60 Cutter Mill Road, Great Neck, NY                       11021
       ------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code (516) 466-3100

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,390,139 Shares of Beneficial Interest,
                  $3 par value, outstanding on August 10, 2002

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



                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)

                                                                               June 30,           September 30,
                                                                                 2002                 2001
                                                                                 ----                 ----
                                                                             (Unaudited)
                                     ASSETS

Real estate loans - Note 3:
    Earning interest, including $8,366 and $3,425
      from related parties                                                    $ 79,075             $ 67,513
    Not earning interest                                                           415                  415
                                                                              --------             --------
                                                                                79,490               67,928
   Allowance for possible losses                                                  (881)              (1,381)
                                                                              --------             --------
                                                                                78,609               66,547
                                                                              --------             --------
Real estate assets:
    Real estate properties net                                                   6,637                6,777
    Investment in unconsolidated real
      estate ventures at equity                                                  7,030                6,931
                                                                              --------             --------
                                                                                13,667               13,708
Valuation allowance                                                               (325)                (325)
                                                                              --------             --------
                                                                                13,342               13,383
                                                                              --------             --------
Cash and cash equivalents                                                        5,275                4,106
Securities available-for-sale at market - Note 4                                34,717               24,030
Other assets                                                                     1,817                1,950
                                                                             ---------            ---------
          Total Assets                                                       $ 133,760            $ 110,016
                                                                             =========            =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds - Note 5                                                  $   9,770            $   2,101
    Mortgage payable                                                             2,761                2,804
    Accounts payable and accrued liabilities,
      including deposits of $1,278 and $1,620                                    3,075                3,239
    Dividends Payable                                                            1,921                    -
                                                                             ---------            ---------
          Total Liabilities                                                     17,527                8,144
                                                                             ---------            ---------

Shareholders' Equity - Note 2:
   Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
   Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
     issued - 8,883  shares at each date                                        26,650               26,650
   Additional paid-in capital                                                   80,864               81,008
   Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          15,965                5,278
   Accumulated earnings                                                          5,621                2,313
                                                                             ---------            ---------
                                                                               129,100              115,249
Cost of 1,493 and 1,552 treasury shares of
  beneficial interest at each date                                             (12,867)             (13,377)
                                                                             ---------            ---------
            Total Shareholders' Equity                                         116,233              101,872
                                                                             ---------            ---------

            Total Liabilities and Shareholders' Equity                       $ 133,760            $ 110,016
                                                                             =========            =========

                                     See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts In Thousands except for Per Share Data)

                                                                     Three Months Ended                Nine Months Ended
                                                                          June 30,                          June 30,
                                                                          --------                          -------
                                                                    2002            2001             2002              2001
                                                                    ----            ----             ----              ----

Revenues:
   Interest and fees on real estate loans, including interest from related parties of $196 and $36 for the three month
     periods, respectively, and $408 and $84 for the nine
     month periods, respectively                                  $ 2,342         $ 1,844          $  7,989          $  6,427
   Operating income on real estate owned                              622             504             1,739             1,192
   Reversal of previously provided provision                            -               -               500                 -
   Equity in earnings of unconsolidated entities                       58             301               571               747
   Other, primarily investment income                                 694             812             2,054             2,888
                                                                 --------        --------          --------          --------
          Total revenues                                            3,716           3,461            12,853            11,254
                                                                  -------         -------           -------           -------

Expenses:
   Interest on borrowed funds                                          40               -                83                20
   Advisor's fee                                                      265             186               695               523
   General and administrative                                         715             786             2,186             2,272
   Other taxes                                                        133              60               341               230
   Expense related to investment income                                 -             274                 -               575
   Operating expenses relating to real estate owned,
     including interest on mortgages of $66 and $67
     for the three month periods, respectively, and $199
     and $194 for the nine month periods, respectively                346             250               949               704
   Amortization and depreciation                                       85              71               255               294
                                                                  -------         -------           -------           -------
           Total expenses                                           1,584           1,627             4,509             4,618
                                                                  -------         -------           -------           -------
Income before gain on sale of real estate
     assets and available-for-sale securities                       2,132           1,834             8,344             6,636
Net gain on sale of real estates assets                                 -             282               607             1,757
Net realized (loss) gain on sale of
     available-for-sale securities                                      -              (4)                -                11
                                                                 --------         --------          -------          --------
Income before minority interest                                     2,132           2,112             8,951             8,404
Minority interest                                                     (10)            (12)              (30)              (10)
                                                                 ---------       ---------         ---------         ---------
Income before extraordinary item                                    2,122           2,100             8,921             8,394
Extraordinary item - loss on early
     extinguishment of debt                                             -               -                 -              (264)
                                                               ----------      ----------        ----------          ---------

Net income                                                        $ 2,122         $ 2,100           $ 8,921           $ 8,130
                                                                  =======         =======           =======           =======

Income per share of beneficial interest:

Basic earnings per share
   Income before extraordinary item                             $     .29        $    .29          $   1.21          $   1.17
   Extraordinary item                                                   -               -                 -              (.04)
                                                                ---------        --------          --------          ---------
   Net earnings per common share                                $     .29        $    .29          $   1.21          $   1.13
                                                                =========        ========          ========          ========

Diluted earnings per share
   Income before extraordinary item                             $     .28        $    .29          $   1.19          $   1.16
   Extraordinary item                                                   -               -                 -              (.04)
                                                                ---------        --------          --------          ---------
   Net earnings per common share                                $     .28        $    .29          $   1.19          $   1.12
                                                                =========        ========          ========          ========

Cash distributions per common share                             $     .26        $    .22          $    .76          $    .22
                                                                =========        ========          ========         ========


               See Accompanying Notes to Consolidated Financial Statements.




                        BRT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                              (Amounts In Thousands)


                                                                            Accumulated
                                                                               Other
                                               Shares of     Additional       Compre-
                                               Beneficial      Paid-In        hensive       Retained      Treasury
                                                Interest       Capital         Income       Earnings       Shares        Total
                                                ---------      --------        ------       --------       ------        -----


Balances, September 30, 2000                    $26,665        $81,499        $(3,133)       $(5,047)     $(14,837)     $85,147

Distributions - Common share
  ($.44 per share)                                    -              -              -        (3,226)             -       (3,226)
Exercise of Stock Options                           (15)          (491)             -             -          1,460          954

   Net income                                         -              -              -        10,586              -       10,586
    Other comprehensive income -
      unrealized loss on sale of avail-
     able-for-sale securities (net of
     reclassification adjustment for
     gains included in net income
     of $33                                           -              -          8,411             -              -        8,411
                                                                                                                          -----
Comprehensive income                                  -              -              -             -              -       18,997

                                                 ------------------------------------------------------------------------------
Balances, September 30, 2001                     26,650         81,008          5,278         2,313        (13,377)     101,872

Distributions - Common share                          -              -              -        (5,613)             -       (5,613)
      (.76 per share)

Exercise of stock options                             -           (144)             -             -            510          366

Net income                                            -              -              -         8,921              -        8,921
    Other comprehensive income
      - net unrealized gain on
     available-for-sale securities                    -              -         10,687             -              -       10,687
                                                                                                                       --------
Comprehensive income                                  -              -              -             -              -       19,608
                                               --------------------------------------------------------------------------------
Balances, June 30, 2002                         $26,650        $80,864        $15,965        $5,621       $(12,867)    $116,233
                                                ===============================================================================


                    See Accompanying Notes to Consolidated Financial Statements.




                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts In Thousands)

                                                                                          Nine Months Ended
                                                                                              June 30,
                                                                                              -------
                                                                                       2002              2001
                                                                                       ----              ----

Cash flow from operating activities:
  Net income                                                                         $  8,921          $  8,130
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary item - loss on early extinguishment of debt                              -               264
     Amortization and depreciation                                                        255               294
     Reversal of previously provided allowances                                          (500)                -
     Net gain on sale of foreclosed properties held for sale                             (607)           (1,757)
     Net gain on sale of available-for-sale securities                                      -               (11)
     Equity in earnings of unconsolidated entities                                       (571)             (747)
     Decrease (Increase) in interest and dividends receivable                             123              (115)
     Decrease (Increase) in prepaid expenses                                               11              (117)
     Increase (Decrease) in accounts payable
       and accrued liabilities                                                             89              (392)
     (Decrease) Increase in deferred revenues                                             (62)               70
     Decrease in escrow deposits                                                         (346)             (160)
     Decrease (Increase) in deferred costs                                                 21              (124)
     Net change in other assets                                                           (90)              (71)
                                                                                   ----------        ----------
Net cash provided by operating activities                                               7,244             5,264
                                                                                   ----------        ----------

Cash flows from investing activities:
   Collections from real estate loans                                                  25,848            18,571
   Proceeds from sale of loans                                                          4,097                 -
   Additions to real estate loans                                                     (34,383)          (25,992)
   Additions to real estate loans - BRT joint ventures                                 (7,123)           (3,175)
   Net costs capitalized to real estate owned                                             (35)             (115)
   Proceeds from sale of real estate assets                                               607             1,844
   Increase in deposits payable                                                           141                24
   Sales of marketable securities                                                           -               701
   Capital contributions to unconsolidated entities                                      (275)             (861)
   Partnership distributions                                                              747                65
                                                                                   ----------       -----------
Net cash used in investing activities                                                 (10,376)           (8,938)
                                                                                    ----------        ---------

Cash flow from financing activities:
  Increase in mortgage payable                                                              -             2,850
  Payoff/paydown of loan and mortgage payable                                             (44)              (31)
  Net change in borrowed funds - margin account                                         7,669                 -
   Repayment of note payable - credit facility                                              -               (88)
  Cash distribution - common shares                                                    (3,690)                -
   Exercise of stock options                                                              366               954
                                                                                   ----------        ----------
Net cash provided by financing activities                                               4,301             3,685
                                                                                    ---------         ---------

Net increase in cash and cash equivalents                                               1,169                11
Cash and cash equivalents at beginning of period                                        4,106            16,221
                                                                                    ---------         ---------
Cash and cash equivalents at end of period                                          $   5,275         $  16,232
                                                                                    =========         =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                $     259         $     277
                                                                                    =========         =========

                 See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2002 and for the three and nine months ended June 30, 2002 and 2001 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results for the full year.

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

Note 2 - Shareholders' Equity

Distributions

During the quarter ended June 30, 2002 BRT declared a cash distribution to shareholders of $.26 per share. This distribution totaled $1,921,000 and was payable on July 3, 2002 to shareholders of record on June 22, 2002.

Per Share Data

Basic earnings per share was determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BRT.





The following table sets forth the computation of basic and diluted shares:


                                               For the three months ended                For the nine months ended
                                            June 30, 2002      June 30, 2001          June 30, 2002     June 30, 2001
                                            -------------      -------------          -------------     -------------

Basic                                         7,383,282          7,202,417             7,368,063          7,184,424

Effect of dilutive securities                   147,474            126,073               129,837            107,130
                                                -------            -------               -------            -------

Diluted                                       7,530,756          7,328,490             7,497,900          7,291,554



Stock Options

During the quarter ended June 30, 2002, 8,000 previously issued options were exercised. Proceeds from these options totaled $62,000. For the nine months ended June 30, 2002, 59,125 previously issued options were exercised. Proceeds from these options totaled $366,000.

Note 3 - Real Estate Loans

If all loans classified as non-earning were earning interest at their contractual rates for the three and nine months ended June 30, 2002 and 2001, interest income would have increased by approximately $11,000 and $34,000 in each of the two years.

At June 30, 2002 BRT had $8,366,000 of loans outstanding to joint ventures. In each of these ventures BRT and its joint venture partners each have a 50% interest. As part of most of these venture agreements BRT made a capital contribution in addition to making a mortgage loan. For the three and nine months ended June 30, 2002 interest income on all loans to joint venture entities was $196,000 and $408,000, respectively.

During the quarter ended June 30, 2002 a loan with a fair value of $595,000 was sold to a financial institution. This loan, which was previously classified as held-for-sale, was sold at cost and therefore, no gain or loss was recognized on this sale.

Profits and losses relating to the sale of real estate loans are recognized when all indications of legal control pass to the buyer and the sales price is collected.

Management   evaluates  the  adequacy  of  the  allowance  for  possible  losses periodically and believes that the allowance for losses is adequate to absorb probable losses on the existing loan portfolio.

Note 4 - Available-For-Sale Securities

Included in available-for-sale securities are 1,355,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $17,806,000 and a fair value at June 30, 2002 of $33,416,000. At August 9, 2002 the fair value of these shares was $30,365,440. During the quarter ended June 30, 2001 the Trust incurred legal, printing, proxy solicitor fees and other expenses of $274,000 related to the solicitation of proxies in favor of BRT's nominee to the Board of Trustees of Entertainment Properties Trust. For the nine months ended June 30, 2001 this amount totaled $575,000. The shares held by BRT represent approximately 8.07% of the outstanding shares of Entertainment Properties Trust.

Note 5 -Borrowed Funds

On July 25, 2001 BRT entered into a $15 million revolving credit agreement with North Fork Bank. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 60% of the collateral pledged. As of June 30, 2002 BRT had provided collateral, as defined, that would permit BRT to borrow up to approximately $12,200,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/4% or under certain circumstances at prime. At June 30, 2002 there was no outstanding balance on this facility. In addition to its credit facility BRT has the ability to borrow funds through a margin account. At June 30, 2002 there was an outstanding balance on this margin facility of $9,770,000. The interest rate at June 30, 2002 was 3.875%. Interest expense for the three and nine months ended June 30, 2002 was $40,000 and $83,000, respectively, which includes the fees charged to maintain the margin account. At June 30, 2002 marketable securities with a fair value of $33,416,000 were pledged as collateral.

Note 6 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three and nine months ended June 30, 2002 accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities, increased $2,823,000 to $15,965,000 from $13,142,000 and increased $10,687,000 from $5,278,000 to $15,965,000, respectively. For the three and nine months ended June 30, 2001 it increased $5,456,000 to $7,181,000 from $1,725,000 and increased $10,314,000 from
$(3,133,000) to $7,181,000 respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions or variations thereof. Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Investors are cautioned not to place undue reliance on any forward-looking statements.


General

We are a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts. Our principal business activity is to generate income by originating and holding for investment for our own account, senior real estate mortgage loans secured by income producing real property and to a lesser extent second mortgage loans secured by income producing real property. Our loan portfolio consists of 41 mortgage loans aggregating $79,490,000 outstanding at June 30, 2002, of which $ 415,000 is not earning interest. In addition, we are a member of six joint ventures that own eight income producing properties and we own three operating properties which we previously acquired in foreclosure. We also own 8.07% of the outstanding common shares of Entertainment Properties Trust.

We emphasize loans with terms ranging from six months to three years (generally referred to as bridge loans) to persons requiring short term funds, among other reasons, for the acquisition of a property, the purchase (normally at a discount) of a mortgage applicable to a property owned by the borrower, repositioning, rehabilitating or renovating a property or converting a commercial property to residential use (co-op or condo conversions). We do not finance new construction and generally do not provide financing for undeveloped real property. We have expanded our activities in more recent years by originating for our own account participating mortgage loans and by participating as both a lender to and an equity participant in joint ventures which acquire income producing real property.

We have elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute on a current basis, at least 90% of ordinary taxable income to our stockholders. We intend to adhere to these requirements and to maintain our REIT status.


Liquidity and Capital Resources

Our investment policy emphasizes short-term mortgage loans. Repayments of real estate loans in the amount of $52,057,000 are due during the twelve months ending June 30, 2003, including $544,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Accordingly, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

On July 25, 2001 we entered into a $15,000,000 revolving credit agreement with North Fork Bank. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 60% of the collateral pledged. As of June 30, 2002 we had provided collateral, as defined, that would permit us to borrow up to approximately $12,200,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/4% or under certain circumstances at prime. The facility matures August 1, 2004 and may be extended for two one year terms. At June 30, 2002 there was no outstanding balance on this facility. We also have the ability to borrow up to approximately $12 million on a margin account which we maintain. There was an outstanding balance under this margin account at June 30, 2002 of $9,770,000 which currently bears interest at a rate of 3.875%.

During the nine months ended June 30, 2002, we generated cash of $7,244,000 from operations, $25,848,000 from collections of real estate loans, $4,097,000 from the sale of real estate loans and $7,669,000 from net borrowings on our margin account. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $34,383,000, to originate and purchase loans relating to joint ventures of $7,123,000 and to pay cash distributions to shareholders totaling $3,690,000. BRT's cash and cash equivalents totaled $5,275,000 at June 30, 2002.

We will satisfy our liquidity needs from cash and liquid investments on hand, the credit facility with North Fork Bank, the margin account , interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.


Results of Operations

Interest and fees on loans increased by $498,000, or 27%, to $2.3 million for the three months ended June 30, 2002 from $1.8 million for the three months ended June 30, 2001. During the current quarter the average balance of loans outstanding increased by approximately $15.2 million accounting for an increase in interest income of $454,000. Additionally, fee income increased $161,000 during the June 30, 2002 quarter. This was due to increased amortization on fees previously paid to us resulting from increased loan volume and an increase of fees collected on loan extensions and expired commitments. These increases were offset by a decline in the average interest rate earned on the loan portfolio to 11.79% in the three months ended June 30, 2002 from 12.66% in the three months ended March 31, 2001 caused interest income to decline by $118,000.

For the nine months ended June 30, 2002, interest and fees on loans increased $1.6 million, or 24%, from $6.4 million to $8.0 million. During the nine months ended June 30, 2002 the average balance of loans outstanding increased by $13.5 million resulting in an increase in interest income of $1.2 million. A decline in the average interest rate earned on the loan portfolio from 12.61% for the nine months ended June 30, 2001 to 11.87% for the nine months ended June 30, 2002 caused a decline in interest income of $297,000. In addition, during the nine month period ended June 30, 2002, two participating loans were paid off resulting in additional interest and fees of $1,182,000. The nine month period ended June 30, 2001 includes $844,000 of additional interest and fees recognized from a loan that was paid off. In addition, in the nine months ended June 30, 2001 a loan that was previously non-performing was returned to performing status and $170,000 of delinquent interest was recorded. Fee income increased in the nine months ended June 30, 2002 by $372,000 primarily as a result of increased loan volume.

Operating income on real estate properties increased to $622,000 in the three months ended June 30, 2002 from $504,000 in the three months ended June 30, 2001, an increase of $118,000 or 23%. This increase was caused by increased rental income being recognized on a residential property located in New York City and increased percentage rents received on a retail center in Rock Springs, Wyoming. For the nine months ended June 30, 2002 operating income on real estate owned increased $547,000, or 46%, from $1.2 million to $1.7 million. This increase, primarily rental income, is attributable to our purchase of a leasehold interest in a commercial real property in the last quarter of the fiscal year ended September 30, 2000 and increased rental income recognized on a residential property located in New York City.

Reversal of previously provided provisions increased to $500,000 from $-0- for the nine month period ended June 30, 2002. During the current nine month period we were able to reduce our loan loss allowance as a loan which was previously considered impaired was paid in full.

Equity in earnings of unconsolidated ventures decreased $243,000 or 81% in the three months ended June 30, 2002 to $58,000 from $301,000 in the three months ended June 30, 2001 and for the nine months ended June 30, 2002 $176,000, or 24%, from $747,000 to $571,000. The decrease in both periods was primarily due to a loss generated by a joint venture entered into during the second half of the fiscal year ended September 30, 2001 and reduced unit sales at another joint venture. The decline in the nine month period was offset in part by a gain that was recognized by a joint venture upon the sale of a parcel of land during the current nine month period.

Other revenues, primarily investment income, declined to $694,000 in the three months ended June 30, 2002, from $812,000 in the three months ended June 30, 2001, a decline of $118,000 or 15%. A decline in the rates earned on invested balances of approximately 148 basis points from 8.73% to 7.25% caused a decline of $142,000. An increase in the average balance outstanding of $1.1 million offset this decline by $24,000. For the nine months ended June 30, 2002 other revenues, primarily investment income, decreased by $834,000 or 29% from $2.9 million to $2.1 million. During the prior year we received $438,000 from a residual interest we held in a venture. This residual interest resulted from the sale of a partnership interest in a prior year. The remaining decline of $396,000 is the result of a 156 basis point decline in the yield earned on our investments from 9.66% to 8.10%.

Interest on borrowed funds increased to $40,000 in the three month period ended June 30, 2002 from $0 in the three month period ended June 30, 2001 and also increased $ 63,000 from $20,000 in the nine month period ended June 30, 2001 to $83,000 in the nine month period ended June 30, 2002. The increase during the three and nine month periods ended June 30, 2002 represent increased interest expense that resulted from borrowings under our margin account.

The Advisor's fee, which is calculated based on invested assets, increased $79,000, or 42%, in the three months ended June 30, 2002 to $265,000 from $186,000 in the three months ended June 30, 2001. In the nine months ended June 30, 2002 the fee increased $172,000, or 33%, from $523,000 in the nine months ended June 30, 2001 to $695,000. During both of these periods, we experienced a higher outstanding balance of invested assets thereby causing an increase in the fee.

General and administrative expenses declined $71,000, or 9%, from $786,000 in the three months ended June 30, 2001 to $715,000 in the three months ended June 30, 2002. For the nine months ended June 30, 2002 general and administrative expenses decreased $86,000, or 4%, from $2.3 million to $2.2 million in the nine months ended June 30, 2002. For both the three and six month periods ended June 30, 2002, the decline was caused primarily by reduced legal expenses.

Other taxes increased $ 73,000 in the three month period ended June 30, 2002 to $ 133,000 from $60,000 in the three month period ended June 30, 2001. For the nine months ended June 30, 2002 this category increased $ 111,000 to $ 341,000 from $230,000. The increase in the current three and nine month periods is primarily the result of federal excise taxes which is based on income generated but not yet distributed. In the prior periods we were responsible for federal and state alternative minimum tax while we utilized our net operating loss carryforwards.

For the three and nine months ended June 30, 2001 we incurred expenses related to investment income of $274,000 and $575,000 respectively. During these periods we incurred legal, printing, proxy solicitor fees and other expenses related to the solicitation of proxies to vote in favor of our nominee to the Board of Trustees of Entertainment Properties Trust (NYSE:EPR). We own 8.07% of the outstanding shares of Entertainment Properties Trust. We did not incur any investment related expenses in the three or nine months ended June 30, 2002.

Operating expenses relating to real estate increased $96,000, or 38%, from $250,000 in the three months ended June 30, 2001 to $346,000. For the nine months ended June 30, 2002 operating expenses related to real estate increased $245,000 or 35% from $704,000 to $949,000. The increase in both periods is due to increased operating expenses being recognized on one of the Trust's operating residential properties located in New York City.

Amortization and depreciation for the three months ended June 30, 2002 was $85,000, an increase of $14,000, or 20% from $71,000 in the three months ended June 30, 2001. The current quarter reflects amortization for the new credit line. For the nine months ended June 30, 2002 amortization and depreciation expense declined $39,000, or 13%, from $294,000 to $255,000. This decline is the result of reduced amortization of deferred expenses associated with our current credit facility.

Gain on the sale of real estate assets and foreclosed properties decreased $1.2 million, or 65%, in the nine months ended June 30, 2002 to $607,000 from $1.8 million. The gain in the nine months ended June 30, 2002 resulted primarily from the sale of an unimproved parcel of land we previously acquired in foreclosure. The gain for the three months ended June 30, 2001 resulted from the sale of cooperative units, while the gain in the nine months ended June 30, 2001 resulted from the sale cooperative units and the sale of a residual interest in a partnership.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense are subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At June 30, 2002 approximately 63% of the portfolio was variable rate based primarily on the prime rate. Any changes in the prime interest rate could have a positive or negative effect on our net interest income. When determining interest rate sensitivity we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We have assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have approximately a $344,000 positive effect on income before taxes and a one percent decline in interest rates would have approximately a $144,000 negative effect on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At June 30, 2002 our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Connecticut, and Florida and our portfolio is therefore subject to risks associated with the economies of these localities.



                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRT REALTY TRUST
                                   Registrant




August 14, 2002                                  /s/ Jeffrey Gould
---------------                                  -----------------
Date                                             Jeffrey Gould, President
                                                 and Chief Executive Officer




August 14, 2002                                  /s/ George Zweier
---------------                                  -----------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer