Form 10-K
period 2002-09-30
BRT REALTY TRUST
filed 2002-12-26
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended September 30, 2002

                                      or

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

                                  NONE
------------------------------------------------------------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No X
                                            --
The aggregate market value of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity sold on December 18, 2002, was approximately $45,061,000.

As of December 18, 2002 the registrant had 7,459,814 shares of Beneficial Interest outstanding, excluding treasury shares.

                         DOCUMENTS INCORPORATED BY REFERENCE


PART III

Item 10 -    Directors and Executive Officers       To be included in
             of the Registrant                      the Proxy Statement
                                                    to be filed pursuant
Item 11 -    Executive Compensation                 to Regulation 14A
                                                    not later than
Item 12 -    Security Ownership of Certain          January 28, 2003,
             Beneficial Owners and Management       except for information
                                                    concerning executive
Item 13 -    Certain Relationships and Related      officers, which is
             Transactions                           included in Part I.

PART IV - See Item 14.


                              Forward-Looking Statements

     This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain-forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

o        defaults by borrowers in paying debt service on our loans;
o        general economic and business conditions;
o        general and local real estate conditions;
o        changes in federal, state and local governmental laws and regulations;
o        an inability to originate loans on favorable terms;
o        increased competition from entities engaged in mortgage lending;
o        an inability to retain our real estate investment trust qualification;
o        the financial and securities markets; and
o        the availability of and costs associated with sources of liquidity.

     Other risks, uncertainties and factors that could cause results to differ materially from current expectations are discussed under the caption Risk Factors in this Form 10-K. There can be no assurance that our expectations will be realized.

                                    PART 1
Item l.  Business.
         --------

General
-------

     We are a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts. Our principal business activity is to generate income by originating and holding for investment, for our own account, senior real estate mortgage loans secured by income producing real property. We also originate and hold for investment for our own account junior real estate mortgage loans and wrap around real estate mortgage loans secured by income producing real property and participating mortgage loans secured by income producing property, and we purchase and hold for investment senior or junior participations in existing mortgage loans secured by income producing real property. To a limited extent, we participate as both lender to and an equity participant in joint ventures which acquire income producing real property and on occasion we will originate and hold for investment a loan secured by an improved commercial or multi-family residential property which is vacant, pending sale or leasing. Except for the origination of participating mortgage loans and loans to our joint ventures, we emphasize loans with terms ranging from six months to three years (referred to as bridge loans). A participating mortgage loan is usually for a term of one to five years. We do not finance new construction but will finance renovation activities involved in rehabilitating and upgrading a property. We normally do not provide financing for undeveloped real property.


     Although we will originate loans secured by real property located anywhere in the United States and Puerto Rico and the scope of our lending activities has been on a more national basis in the past two years, our activities focus on the New York metropolitan area, New Jersey and Connecticut. At September 30, 2002 we had 43 mortgage loans outstanding, aggregating $84,527,000 principal amount of loans outstanding (before allowances of $881,000), including senior and junior mortgage loans, participating mortgage loans, senior and junior participations in mortgage loans and loans to joint ventures. The loan portfolio is secured by real property located in 11 states and the District of Columbia, of which 37% were secured by properties in the New York metropolitan area, New Jersey and Connecticut, 13% by properties located in the State of California, 12% by properties in the State of Colorado, and 12% by properties in the State of Maryland. During the 2002 fiscal year, we originated $61,779,000 principal amount of loans, had payoffs and paydowns of $40,869,000 principal amount of loans and sold $4,311,000 principal amount of loans.

     A majority of the mortgage loans originated and held by us bear interest at a floating rate related to the prime rate (referred to as adjustable rate mortgages) with a stated minimum interest rate. A portion of our mortgage loans are adjustable rate mortgages without a stated minimum interest rate, and a portion of our mortgage loans provide for a fixed rate of interest. Accordingly, a decrease in the prime rate will negatively impact our revenues, but this negative impact is minimized because a majority of our mortgage loans provide for a stated minimum interest rate. Conversely, an increase in the prime rate has a negative impact on the portion of our portfolio which provides for a fixed rate of interest, but any such impact is minimal since a substantial number of mortgage loans in our portfolio contain an adjustable rate interest provision. Interest on mortgage loans held by us is payable monthly and we usually hold escrows, also payable monthly, for real estate taxes and casualty insurance premiums. We may, from time to time, require a borrower to fund an interest reserve out of the net loan proceeds, from which reserve all or a portion of the interest payments due to us are made.

     We receive a commitment fee on substantially all mortgage loans we originate and usually receive an extension fee in connection with the extension of a loan. These fees are generally paid at the time a loan is funded or extended. Commitment and extension fees are taken into income over the life of the loan. If we issue a commitment and the loan is not consummated, the fee is recognized at the expiration of the commitment. A non-refundable processing fee (which includes an advance against projected legal fees, due diligence costs and other projected miscellaneous costs to be incurred by us) is received on many of our commitments. In fiscal 2002 we earned $1,487,000 of loan related fees.


     At September 30, 2002 our mortgage portfolio consisted of 43 mortgage loans totaling $83,646,000 in aggregate principal amount (net of allowances of $881,000), representing 63% of our total assets. At September 30, 2002 all outstanding loans, except for one first mortgage loan in the principal amount of $415,000 (with no allowance for loan losses), were earning interest. The one mortgage loan not earning interest represents less than 1% of the outstanding loan portfolio at September 30, 2002. Subsequent to September 30, 2002 we recovered the full principal amount and the unpaid interest on this non-earning loan.

     Of the principal amount of loans outstanding at September 30, 2002, 69% represented first mortgage loans or mortgage loans in which we held a senior participation, and 31% represented second mortgage loans, wrap-around mortgage loans and junior participations.

     During the fiscal year ended September 30, 2002, in addition to originating mortgage loans and purchasing participations in existing loans, we were engaged in managing our loan portfolio, supervising the management of real estate assets owned by us, overseeing the activities of joint ventures in which we are involved as an equity participant and leasing our real estate assets. Approximately 10% of our total assets at September 30, 2002, or an aggregate of $13,204,000 (after valuation allowances of $325,000), was represented by real estate assets (excluding mortgage loans receivable), including investments in joint ventures.

     At September 30, 2002, we had an investment of $31,178,000 in the securities of other real estate investment trusts (23% of total assets), of which $29,959,000 (22% of total assets) represents an investment in the common shares of Entertainment Properties Trust ("EPR"). We currently own 1,355,600 shares of Common Stock of EPR, or 7.89% of EPR's outstanding shares, at a cost for book purposes of $17,806,000. At September 30, 2002, we had an unrealized gain on our investment in EPR of $12,152,000, and $274,000 of net unrealized gain on the securities of other real estate investment trusts. Although at the present time we do not intend to purchase the securities of other REITS, we intend to retain our position in EPR and we may recommence the purchase of the securities of other REIT's (including additional shares of EPR) and may sell the shares we own in EPR and other REIT's if our management determines any such transaction would be beneficial.

Investment Policy
-----------------

     Our investment policy emphasizes the origination for our own account of short-term senior real estate mortgage loans secured by first liens on income producing real property. We also originate for our own account short-term junior real estate mortgage loans secured by second liens on income producing real property. On occasion we originate and hold for investment a loan secured by an improved commercial or multi-family residential property which is vacant, pending sale or leasing. We also, from time-to-time, purchase a senior participation or a junior participation in an existing short term bridge loan. Junior mortgage loans and junior participations in existing mortgage loans are subordinate to one or more prior liens. Junior mortgage loans may be wrap-around loans which are subject to the prior underlying mortgage indebtedness. In the case of a wrap-around mortgage loan, the principal amount on which interest payable is calculated is the outstanding balance under the prior existing mortgage loan plus the amount actually advanced under the wrap-around loan. The terms of a wrap-around loan normally require that a borrower make principal and interest payments directly to the holder of the wrap position and such holder in turn pays the holder of the prior or senior mortgage loan.

     We also originate for our own account participating mortgage loans. A participating mortgage loan (which is secured by a first or second mortgage lien on income producing real property) provides for a fixed or floating interest rate (related to the prime rate) which is usually at a somewhat lesser base rate than the rate charged by us on our bridge mortgage loans, is usually for a longer term and provides for payment of "additional" or "appreciation" interest either at the time of the sale or refinancing of the property securing the loan or at the maturity of the loan. The additional interest is usually calculated based on the incremental value of the property securing the mortgage (from the date the loan is consummated to the date the loan is paid off), but can also be based on the period of time the loan is outstanding, the profit realized by the borrower on the sale of the property securing the loan, a fixed rate, or other negotiated criteria. At September 30, 2002 we had $2,898,000 principal amount of participating mortgage loans outstanding.

     We also originate mortgage loans to joint ventures in which we are an equity participant. If a determination is made by management that a real property investment will provide an opportunity for above market returns and an opportunity to participate in capital appreciation, we will make an equity investment, usually on a pari passu basis with our joint venturer, and make a loan (senior or junior) to the venture. The organizational documents of joint ventures in which we participate as an equity participant and a lender provide for repayment of interest and principal on the loan portion of the transaction before any distributions are made to the equity participants. At September 30, 2002, we had $6,956,000 invested in unconsolidated joint ventures and $4,154,000 in first mortgage loans and $3,975,000 in second mortgage loans outstanding to these joint ventures. At September 30, 2002, we had an equity investment of $1,526,000 in one consolidated joint venture. Every mortgage loan made by us to a joint venture in which we are an equity participant is secured by the property owned by the venture.

     We have no fixed policy or limitation on the amount or percentage of our assets which we may invest in a single mortgage loan. Board approval is required for each loan which exceeds $10,000,000 in principal amount. During the year ended September 30, 2002 the average loan originated was approximately $2,575,000. The largest loan originated in the 2002 fiscal year was $13,925,000 (of which $10,366,000 is currently outstanding). There are no other loans outstanding to this borrower.

     Our lending activities are nationwide, with loans outstanding at September 30, 2002 being secured by properties located in 11 states and the District of Columbia. However, the focus of our lending activities is the New York metropolitan area (including the counties of Nassau, Suffolk and Westchester) and the states of Connecticut and New Jersey. It is not our present intent to originate or otherwise invest in any mortgage loan secured by property located outside the United States and Puerto Rico.

     Loan  approvals  and approval of joint venture  investments  are based on a review of  information  submitted  by the  proposed  borrower or proposed  joint venturer, and due diligence activities by us, including a site visit to the property, a title review of the underlying property, in-house property evaluations, a review of the results of operations of the property or in case of an acquisition by our borrower a review of the borrower's projected results of operations for the property, and a review of the financial condition of the prospective borrower. Final approval by a loan committee made up of our executive officers must be obtained before a commitment is issued. In addition, in most instances, we receive an environmental study which is paid for by the potential borrower. We do not require a property appraisal by an independent appraiser.

     We use our own capital for investing in mortgage loans and joint ventures. In addition, we have arranged a credit facility with North Fork Bank to make funds available for real estate mortgage lending. Under the Credit Facility, North Fork Bank makes available up to $15,000,000 on a revolving basis. The maximum amount which can be outstanding under the Credit Facility is the lesser of 60% of first mortgages pledged to North Fork Bank as collateral and $15,000,000, but no more than 20% principal amount of the pledged loans may be on properties located outside of the New York metropolitan area (defined in the loan agreement as New York, New Jersey, Connecticut and Pennsylvania). At September 30, 2002, $12,191,000 was available under the facility, $5,500,000 of which was outstanding. Since September 30, 2002 and through December 10, 2002, the entire principal amount has been repaid and we have $12,318,000 available under this facility. We have entered into negotiations with North Fork Bank to expand the credit facility and revise certain terms. We have no assurance that our negotiations will be successful in any respect. The current facility matures on August 1, 2004, with two one year extensions available to us. Borrowings under the facility bear interest at prime plus 1/2 of 1%, but the rate is reduced to prime if certain compensating balance requirements are met. The loan agreement contains certain affirmative and negative covenants, including a minimum net worth requirement of $50,000,000 (as defined) and a required debt coverage ratio. We are in compliance with all covenants.

     We also have the ability to borrow under a margin line of credit maintained with Prudential Financial Incorporated secured by the shares of stock we own in EPR. At September 30, 2002 we had $9,245,000 outstanding under this facility at an interest rate of 3.875% per annum. At December 10, 2002 $5,181,000 is outstanding under the margin facility. Use of leverage increases our yields, since the spreads between the interest paid by us on the credit line and the margin credit line and the interest paid to us by a borrower can range from approximately 5% to 10%.

     The mortgage loans which we originate are usually with full recourse to our borrowers, but are not insured, in whole or in part, as to collectability. We will obtain either a personal guarantee or a "walk-away guarantee" from the principal or principals of the borrower for most loans originated. A "walk-away guarantee" provides in substance that the guarantee terminates if the borrower conveys the property to us within a negotiated period of time after a loan default. The "walk-away guarantee" is intended to provide an incentive to the principals of a borrower to deed a property to us, in lieu of foreclosure, thereby eliminating the need for foreclosure, in situations in which the borrower runs the risk of losing the property in a foreclosure and the further risk of being personally responsible on his guaranty for any short fall in the amount we recover in the foreclosure proceeding.

     Loan defaults will reduce our current return and may require us to become involved in expensive and time consuming procedures, including foreclosure and/or bankruptcy proceedings. In the event of a default by the borrower on a mortgage loan, we will foreclose the mortgage or seek to protect our investment through negotiations with the borrower or other interested parties, which may involve further cash outlays. During a mortgage foreclosure proceeding, we will usually not receive interest payments under our mortgage. Foreclosure proceedings in certain jurisdictions can take a considerable period of time (two years or more in many instances). In addition, if the borrower files for protection under the federal bankruptcy laws during the foreclosure process, delays may be longer. In a foreclosure proceeding, we will seek to have a receiver appointed by the Court or an independent third party property manager appointed (with the borrower's agreement) in order to preserve the rental income stream and provide for the maintenance of the property. At the conclusion of the foreclosure or negotiated workout process (after the property is sold at auction to a third party purchaser, acquired by us, or the workout process results in the borrower or its designee retaining the property) the amounts collected by the receiver or the third party manager, less costs and expenses of operating the property and the receiver's or manager's fees, are usually paid over to us. Except for a non-earning loan paid off in full subsequent to September 30, 2002 which was in foreclosure, no foreclosure proceedings commenced by us were pending at September 30, 2002.

     In instances in which we invest in junior mortgage loans or junior participations in existing loans or invest in wrap-around loans, the mortgages securing our loans are subordinate to the liens of senior mortgages or senior participations. At September 30, 2002 approximately 31% of BRT's real estate mortgages ($26,489,000 principal amount) were represented by junior mortgages, junior participations or wrap-around mortgage loans. In certain cases, we may find it advisable to make additional payments in order to maintain the current status of prior liens or to discharge them entirely or to make working capital advances to support current operations. It is possible that the amount which may be recovered by us in cases in which we hold a junior lien (including the junior position in a wrap around mortgage) or a junior participation may be less than our total investment, less allowances for possible losses, and we could lose our entire investment in that mortgage.

Current Loan Status
-------------------

     Our lending activities focus on income producing properties (multi-family residential properties, residential condominiums, office buildings, shopping centers, mixed use buildings, hotels/motels and industrial buildings). As of September 30, 2002 we had 43 mortgage loans in our mortgage portfolio, totaling $84,527,000 in aggregate principal amount and $83,646,000 after allowances for possible losses of $881,000 (against three loans). During the year ended September 30, 2002 $61,779,000 of mortgage loans were originated or acquired and $45,180,000 of outstanding loans were repaid in whole or in part or sold. The three largest mortgage loans outstanding at September 30, 2002 represent 8.45%, 7.68% and 6.11%, respectively, of our total assets. No other mortgage loan accounted for more than 5% of our total assets at September 30, 2002.

     Loan originations are generated and senior or junior loan participations are acquired by us in a number of ways. To a large extent, we rely on the relationships developed by our officers with real estate investors, commercial real estate brokers, and mortgage brokers and bankers. In addition, we advertise our programs and activities in real estate publications and journals and our executive officers and loan originators attend industry activities and trade shows. We have experienced a great deal of repeat business with our borrowers.


    Information regarding our mortgage loans outstanding at September 30, 2002:

                                                                          Prior         No. of
                                                      Total (1)           Liens         Loans
                                                      ---------           -----         -----

First Mortgage Loans:
     Long-term:
          Residential                               $ 3,614,000                           4
    Short-term (five years or less):
          Shopping centers/retail                    14,803,000                           6
          Industrial  buildings                       4,100,000                           2
          Office buildings                            8,959,000                           5
          Residential                                22,948,000                          14
          Hotel                                       3,614,000                           2

Second Mortgage Loans,
     wraparound mortgages and
     junior participations:
         Residential                                 25,464,000         98,916,000  (2)   7
         Retail                                         475,000          2,576,000        2
         Office                                         550,000          3,862,000        1
                                                    -----------                          --
                                                   $ 84,527,000                          43

     (1) Except for a loan in the outstanding amount of $415,000, all loans outstanding at September 30, 2002 were earning interest. The $415,000 loan was repaid in full subsequent to September 30, 2002.

     (2) Includes the $7,500,000 underlying first mortgage position of a wraparound mortgage.


     At September 30, 2002, we had allowances for possible losses on our real estate mortgage portfolio of $881,000. The allowances were on 3 mortgage loans with a total principal balance outstanding of $7,220,000. In determining the allowance for possible loan losses, we take into account numerous factors including a market evaluation of the underlying collateral, the underlying property's estimated cash flow during the projected holding period and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less estimated selling costs. We also take into account the extent of liquidity in the real estate industry, particularly in the New York metropolitan area where approximately 37% of our portfolio is located. Management monitors a borrower's performance and compliance with the loan documents and where we hold a junior lien, we monitor the status of payments to the first mortgagee and real estate taxes. Our management reviews the loan portfolio on a quarterly basis to determine if allowances are needed.

     When a mortgage loan is in default, we may acquire the underlying property through foreclosure or may take other legal action as is necessary to protect our investment. In negotiated workouts we seek to acquire title to a property and in certain cases in the past we have afforded the borrower the opportunity to reacquire the property within a specified period of time at a fixed price.

Investment in EPR
-----------------

     As of September 30, 2002, we owned 1,355,600 common shares of Entertainment Properties Trust (NYSE:EPR), constituting approximately 7.89% of the 17,176,830 common shares of EPR outstanding. The shares were purchased for a total consideration of $17,806,000, or an average cost of $13.14 per share. The value of this investment was $29,959,000, or $22.10 per share, as of September 30, 2002 ($23.60 per share as of December 10, 2002). In calendar 2002, EPR paid or declared cash dividends to shareholders at a quarterly rate of $.475 per share, providing us with an annual yield of 14.46% on our book cost.

     EPR's Annual Report on Form 10K for the year ended December 31, 2001 states the following with respect to EPR's business:

     "Entertainment Properties Trust (the 'Company') was formed on August 22, 1997 as a Maryland real estate investment trust ('REIT') to capitalize on the opportunities created by the development of destination entertainment and entertainment-related properties, including megaplex movie theatre complexes. The Company completed an initial public offering ('IPO') of its common shares of beneficial interest ('Shares') on November 18, 1997. The Company is the first publicly-traded REIT formed exclusively to invest in entertainment-related properties.

     The Company is a self-administered REIT. As of December 31, 2001, the Company's real estate portfolio was comprised primarily of 26 megaplex theatre properties, including one joint venture property, located in eleven states, one entertainment-themed related center ('ETRC') located in Westminister, Colorado and land parcels leased to restaurant operators and related properties adjacent to several of its theatre properties. The Company's theatre properties are leased to leading theatre operators, including American Multi-Cinema, Inc. ('AMC'), a subsidiary of AMC Entertainment, Inc. ('AMCE'), Muvico Entertainment LLC ('Muvico'), Edwards Theatre Circuits, Inc. ('Edwards'), Consolidated Theatres ('Consolidated') and Loews Cineplex Entertainment (Loews).

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

     Megaplex theatres typically have at least 14 screens with stadium - style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with amenities that significantly enhance the audio and visual experience of the patron. The Company believes the development of megaplex theatres has accelerated the obsolesce of many existing movie theatres by setting new standards for movie-goers, who, in the Company's experience, have demonstrated their preference for the more attractive surroundings, wider variety of films and superior customer service typical of megaplex theatres . .
..

     The Company expects the development of megaplex theatres to continue in the United States and abroad for the foreseeable future. With the development of the stadium style megaplex theatre as the preeminent store or format for cinema exhibition, the older generation of flat-floor theaters has generally experienced a significant downturn in attendance and performance. As a result of the significant capital commitment involved in building these new properties and the experience and industry relationships of the Company's management, the Company believes it will continue to have opportunities to provide capital to businesses that seek to develop and operate these properties but would prefer to lease rather than own the properties. The Company believes its ability to finance these properties will enable it to continue to grow and diversify its asset base . . . "

     Discussion in this Form 10K of the business of EPR is taken verbatim from EPR's Form 10-K for the year ended December 31, 2001. We have only included those portions of the Annual Report of EPR which we deemed relevant to an understanding of the business of EPR, and the above discussion of EPR's business is qualified in its entirety by reference to EPR's Form 10K for the year ending December 31, 2001, (including a discussion of the Risk Factors applicable to EPR's business, operations and industry, the financial statements of EPR, and Management's Discussion and Analysis of Financial Condition and Results of Operations), as well as all Form 10Q's and Form 8K's filed by EPR since January 1, 2002. We have not independently verified any of the information contained therein or herein with respect to EPR and we disclaim any responsibility for the accuracy or completeness thereof. We have no knowledge of the business, financial condition or results of operations of EPR, other than as set forth in the reports filed by EPR with the Securities and Exchange Commission, published industry reports related to the exhibition of motion pictures and analysts reports relating to EPR.

Competition
-----------

     With respect to our real estate lending activities, we compete for acceptable investments with other REITs, commercial banks, savings and loan associations, conduits, pension funds, public and private lending companies, and mortgage banking firms. Competition for mortgage loans, particularly mortgages secured by multi-family residential properties, is highly competitive, with lenders competing on rate, fees, amounts committed, term and service. Many of our competitors possess greater financial and other resources than we have. We compete by offering rapid response time in terms of approval and closing and by offering "no prepayment penalty" loans and we may offer a higher loan to value ratio than institutional competitors.



Employees
---------

     We share executive, administrative, legal, accounting and clerical personnel with several affiliated companies, including, among others Gould
Investors L.P., a partnership involved in the ownership and operation of a diversified portfolio of commercial real estate, and One Liberty Properties, Inc., an equity REIT which owns a diversified portfolio of real estate under long-term leases (substantially all "net leases"). Jeffrey Gould, our President and Chief Executive Officer, George Zweier, our Vice-President and Chief Financial Officer, two officers engaged in loan origination and underwriting activities and one person engaged in administrative activities devote all, or substantially all, of their business time to our company. The balance of the other persons who devote time to our activities, do so on a part-time basis pursuant to a Shared Services Agreement under which their payroll is allocated among the entities which are parties to the Shared Services Agreement based on time devoted to the affairs of the participating parties. We believe this sharing agreement provides us with access to senior executives and professionals with substantial experience in the real estate and lending areas that a company of our size would not otherwise be able to afford.

     In addition, we have entered into an agreement with REIT Management Corp. pursuant to which REIT Management Corp. acts as our advisor. REIT Management, subject to supervision of our Board of Trustees, participates in originating, investigating and evaluating loans and investment opportunities, directs negotiations in workout situations with respect to non-earning and delinquent loans and supervises and provides support services in litigation activities.

     We engage entities, including entities affiliated with REIT Management Corp., to manage properties (including cooperative apartments) acquired by us in foreclosure or deed in lieu of foreclosure and some of the joint ventures in which we have an equity interest. The management services include, among other things, rent billing and collection, property maintenance, contractor negotiation, construction management, sales, leasing and mortgage brokerage. In management's judgment, the fees paid to REIT Management Corp. and entities affiliated with REIT Management Corp. are competitive with or less than fees that would be charged for comparable services by unrelated entities.

Risk Factors
------------

The following risks are applicable to our business activities.

     Loan Defaults - Loan defaults will result in a decrease in interest income and an increase in loan loss reserves. The decrease in interest income resulting from loan defaults may be for a prolonged period of time as we seek to recover the principal balance and accrued interest due to us (plus default interest and our legal costs) in expensive and time consuming proceedings, including foreclosure actions and bankruptcy and reorganization proceedings. The decrease in interest income and the costs involved in seeking to recover the amount due to us will reduce the amount of cash available to meet our expenses. The decrease in interest income combined with increases in loan loss reserves will have an adverse impact on our net income, taxable income and shareholders' equity. The decrease could also have an adverse impact on the amount of cash distributions paid by us to our shareholders and our ability to continue to pay cash distributions.

     Our primary source of recovery in the event a loan default is the real property underlying a defaulted loan and therefore the value of our loan depends upon the value of the underlying real property. This value is dependent on numerous factors outside of our control, including national, regional and local business and economic conditions, government economic policies, the level of interest rates, and non performance of lease obligations by tenants occupying space at the underlying real property.

     Potential Breach of Net Worth Covenant - If a significant number of our mortgage loans are in default and/or a recessionary environment exists under which generally accepted accounting principles require us to take provisions against our loans or against our real estate assets, our net worth could be materially adversely affected, which could result in our net worth falling below the $50,000,000 minimum net worth covenant contained in the credit line we maintain with North Fork Bank. The definition of net worth in our credit line agreement does not give effect to any securities owned by us, including our ownership of shares of EPR. Our net worth at September 30, 2002 as computed in accordance with the credit agreement was $83,113,000.

     A breach by us of the net worth covenant would place us in default under our loan agreement with North Fork Bank and if the Bank called a default and required us to repay the full amount outstanding under the loan agreement, we could be required to dispose of assets in a rapid fashion, which could have an adverse impact on the amounts we would receive on such disposition. If we could not dispose of assets in a timely fashion to the satisfaction of the Bank, the Bank could foreclose on all or any portion of our loan portfolio pledged to the Bank as collateral, which could result in loans being disposed of at below market values. Disposition of loans at below our carrying value would adversely affect net income, further reduce our net worth and adversely affect our ability to pay cash distributions to shareholders.

     Inability of our Borrowers to Refinance or Sell the Underlying Real Property - A majority of our mortgage portfolio is short term and the preponderance of our portfolio is due within five years. In addition, our borrowers are required to pay all or substantially all of the principal balance of the loan at maturity, in most cases with little or no amortization of principal over the term of the loan. Accordingly, in order to satisfy this obligation, at the maturity of a loan a borrower will be required to refinance or sell the property or otherwise raise a substantial amount of cash. The ability to refinance or sell or otherwise raise a substantial amount of cash is dependent upon factors which neither we nor our borrowers control, such as national, local and regional business and economic conditions, government economic policies and the level of interest rates. If a borrower is not able to pay the balance due at maturity, and we are not willing to extend or restructure the loan, we will in most cases be required to foreclose on the property, which is expensive and time consuming and would adversely affect our net income, cash flow, shareholders' equity and our cash distributions to shareholders.

     Subordinate Loans - At September 30, 2002 10 of our loans, constituting $26,489,000 in principal amount, or 31% of the carrying value of our loan portfolio, were junior mortgage loans, junior participations in mortgage loans or wrap around mortgages. Because of their subordinate position, junior liens carry a greater credit risk than senior lien financing, including a substantially greater risk of non-payment of interest or principal. A decline in real estate values in the region in which the underlying property is located could adversely affect the value of our collateral, so that the outstanding balance of senior liens may exceed the value of the underlying property.

     In the event of a default of a junior lien, we may elect to make payments to the senior mortgage holder, if we have the right to do so, in order to prevent foreclosure of the senior position. In certain situations we may not have the right to elect to make payments to the senior position, and the senior lienholder may refuse to allow us to make any such payments. In such a situation, or if we elect not to make payments even if we have the right to do so, the senior lienholder may foreclose; in which event we will be entitled to share in the proceeds only after amounts due to senior lienholders have been paid in full. This can result in the loss of part or all of our investment.


     Loans may have High Loan to Value Ratios - The loan to value ratio of certain of our loans exceeds 80% (loan to value is the ratio of the amount of our loan, plus any senior indebtedness, to the value of the real property underlying the loan (as determined by our own in-house procedures). It is possible that an evaluation by us of one or more properties may be excessive. The higher the loan to value ratio, the greater the risk that upon default the amount obtainable from a foreclosure or bankruptcy sale may be insufficient to repay the loan. In addition we may find it necessary to acquire the property at a foreclosure sale or bankruptcy auction, in which event we assume the risks (and realize any benefits) which may be derived from ownership.

     Lack of Geographical Diversification - Our lending activities are focused on the New York Metropolitan Area, New Jersey and Connecticut, although we will originate and hold for investment loans secured by real property located anywhere in the United States and Puerto Rico. We anticipate that this focus will continue for the foreseeable future. The lack of geographical diversification may make our mortgage portfolio more sensitive to local or regional economic conditions, which may result in higher default rates than might be incurred if our portfolio was more geographically diverse.

     Competition for Loans - We encounter significant competition from other REITS, banks, conduits, pension funds, public and private lending companies and mortgage bankers. At times we have to compete based on yield, which could reduce our returns. We seek to compete by offering rapid response time in terms of approval and closing. In addition, the real estate expertise of our executive group provides us with the ability to understand and structure loan transactions. However, many of our competitors have substantially greater assets than we do and therefore have the ability to make larger loans. An increase in funds available to lenders, or a decrease in borrowing activity, may increase competition for making loans and may result in loans available to us having a greater risk.

     Real Property Risks - We are subject to the general risks of the real estate market. These include adverse changes in general and local economic conditions, neighborhood values, demographics, retailing trends and traffic patterns, competitive overbuilding, casualty losses and other factors beyond our control. The value of the collateral underlying our loans as well as real estate owned by us and by joint ventures in which we participate may also be adversely affected by factors such as the cost of complying with regulations and liability under applicable environmental laws, interest rate changes and the availability of financing. Income from a commercial or multifamily residential property will also be adversely affected if a significant number of tenants are unable to pay rent, if tenants terminate or cancel leases, or if available space cannot be rented on favorable terms. Operating and other expenses of properties, particularly significant expenses such as real estate taxes, maintenance costs and casualty and liability insurance costs, generally do not decrease when income decreases and even if revenues increase, operating and other expenses may increase faster than revenues.

     All of our borrowers obtain, for our benefit, comprehensive insurance covering the property collateralizing our loan in an amount intended to be sufficient to provide for the replacement of the improvement at each property. In addition, joint ventures in which we are a participant carry comprehensive insurance covering the property owned by the venture for the replacement cost of the improvements at such property and we carry insurance for such purpose on properties owned by us. However, the amount of insurance coverage maintained for any property may not be sufficient to pay the full replacement cost of the improvement following a casualty event. In addition, the rent loss coverage under a policy may not extend for the full period of time that a tenant may be entitled to a rent abatement that is a result of, or that may be required to complete restoration following, a casualty event. In addition, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks that may be uninsurable or that may not be economically insurable. Changes in zoning, building codes and ordinances, environmental considerations and other factors may make it impossible for our borrower, a joint venture or us, as the case may be, to use insurance proceeds to replace damaged or destroyed improvements at a property. If any of these or similar events occur, the amount of coverage may not be sufficient to replace a damaged or destroyed property and/or to repay in full the amount due on all loans collateralized by such property and, therefore, may reduce our returns and the value of our investment.

Other Risk Factors
------------------

     Senior Management and Key Personnel are Critical to our Business and our Future Success may Depend on our Ability to Retain Them. - We depend on the services of Fredric H. Gould, Chairman of our Board of Trustees, Jeffrey Gould our President and Chief Executive Officer, and other members of our senior management to carry out business and investment strategies. Only four officers, Jeffrey Gould, George Zweier, Vice President and Chief Financial Officer, David Heiden and Mitchell Gould, Vice Presidents, devote substantially all of their business time to our company. The remainder of our management personnel share their services on a part-time basis with entities affiliated with us and located in the same executive offices under a Shared Services Agreement. In addition, Jeffrey Gould devotes a limited amount of his business time to entities affiliated with us. As we grow our business, we will need to attract and retain qualified senior management and other key personnel, both on a full-time and part-time basis. The loss of the services of any of our senior management or other key personnel or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and our investment strategies.

     Relationships and Transactions with Affiliates Involve Conflicts of Interest - Entities affiliated with us and with certain of our officers provide services to us and on our behalf and we intend to continue the relationships with such entities in the future. For a description of our current relationships and transactions with affiliates, please see the information under the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Transactions". These relationships and transactions raise conflicts of interest and although we seek to have such services provided by affiliates at competitive market (or below market) rates, there is the potential that we may not receive terms in these transactions as favorable as those we would receive if the services were provided by unaffiliated entities.

     We May Have Less Control of our Investment When We Invest in Joint Ventures. - We have made loans to and acquired an equity interest in joint ventures that own income producing real property. Our co-venturers may have different interests or goals than we do or our co-venturers may not be able or willing to take an action that is desired by us. If we or our co-venturers have a disagreement with respect to the activities of the joint venture, it could result in a substantial diversion of time and effort by our management team and could result in one of the co-venturers (including us) exercising the buy/sell provision contained in our joint venture organizational documents. In addition, since there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures, we may invest a substantial amount of our funds in joint ventures which ultimately may not be profitable as a result of disagreement with or among co-venturers.

     We Cannot Assure our Ability to Pay Dividends in the Future - We intend to pay quarterly cash distributions and to make cash distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to adjustments, is distributed. This along with other factors should enable us to qualify for the tax benefits afforded a REIT under the Internal Revenue Code. We have not established a minimum cash distribution payment level and our ability to pay cash distributions may be adversely affected by the risk factors described above. All cash distributions will be made at the discretion of our Board of Trustees and will depend on our taxable earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Trustees may deem relevant from time-to-time. We cannot give any assurance that we will be able to pay cash distributions in the future.

Risks Related to the REIT Industry
----------------------------------

     Failure to Qualify as a REIT Would Result in Material Adverse Tax Consequence and Would Significantly Reduce Cash Available for Distributions - We believe that we have operated so as to qualify as a REIT under the Internal Revenue Code since our organization. Qualification as a REIT involves the application of technical and complex legal provisions for which there are limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely in our control may affect our ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

     If we fail to qualify as a REIT, we will be subject to federal, state and local income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and would not be allowed a deduction in computing our taxable income for amounts distributed to shareholders. In addition, unless entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification is lost. The additional tax would reduce significantly our net income and the cash available for distributions to shareholders.

     We are Subject to Certain Distribution Requirements that May Result in our Having to Borrow Funds at Unfavorable Rates. - To obtain favorable tax treatment associated with being a REIT, we generally will be required, among other things, to distribute to our shareholders at least 90% of our ordinary taxable income (excluding capital gains) each year. In addition, we will be subject to a 4% non-deductible excise tax, on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. As a result of differences in timing between the receipt of income and the payment of expenses, and the inclusion of such income and the deduction of such expenses in arriving at taxable income, and the affect of non-deductible capital expenditures, the creation of reserves and the timing of required debt service (including amortization payments) we may need to borrow funds on a short-term basis in order to make the distributions necessary to retain the tax benefits associated with qualifying as a REIT, even if the prevailing market conditions are not generally favorable for such borrowings. Such borrowings could reduce our net income and the cash available for distributions to the holders of our beneficial shares.

     Compliance with REIT Requirements May Hinder Our Ability to Maximize Profits - In order to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the amounts we distribute to our shareholders and the ownership of our stock. We may also be required to make cash distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

     In order to qualify as a REIT, we must also insure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer, other than a qualified REIT security. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. This requirement could cause us to dispose of assets for consideration which is less than the true value and could lead to a material adverse impact on our results of operations and financial condition.

                        EXECUTIVE OFFICERS OF REGISTRANT
                        --------------------------------

     The following sets forth our executive officers. The business history of officers who are also Trustees will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2003.

Name                                               Office
----                                               ------

Fredric H. Gould (*)            Chairman of the Board of Trustees

Jeffrey A. Gould (*)            President  and Chief Executive Officer; Trustee

Simeon Brinberg (**)            Senior Vice President; Secretary

Matthew J. Gould (*)            Senior Vice President; Trustee

David  W. Kalish                Senior Vice President, Finance

George E. Zweier                Vice President, Chief Financial Officer

Mark H. Lundy (**)              Vice President

Israel Rosenzweig               Senior Vice President

Seth D. Kobay                   Vice President; Treasurer

David Heiden                    Vice President

Mitchell K. Gould               Vice President

         (*)Fredric H. Gould is Jeffrey A. and Matthew J. Gould's father.

         (**) Simeon Brinberg is Mark H. Lundy's father-in-law.

     Simeon Brinberg (age 69) has been Secretary since 1983 and Senior Vice President since 1988. In October, 1988 Mr. Brinberg became a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. In June, 1989 he became a Vice President of One Liberty Properties, Inc., a real estate investment trust engaged in the ownership of "net leased" real property. Mr. Brinberg is a member of the New York Bar and was engaged in the private practice of law for approximately thirty years prior to joining us in 1988.

     David W. Kalish (age 55) was Vice President and Chief Financial Officer from June, 1990 until August, 1998. Since August, 1998, Mr. Kalish has been Senior Vice President, Finance. He has also been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June, 1990. For more than five years prior to June, 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company, and its predecessors.

     George E. Zweier (age 38) has been employed by us since June 1998 and was elected Vice President, Chief Financial Officer in August, 1998. For approximately five years prior to joining us, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo - Mitsubishi Limited, in New York and for more than five years prior thereto he was an accounting and audit officer with the Dime Savings Bank of New York, Uniondale, New York.

     Mark H. Lundy (age 40) has been a Vice President since 1993. He has been Secretary of One Liberty Properties, Inc. since June, 1993 and he also serves as a Vice President of One Liberty Properties, Inc. Mr. Lundy has been a Vice President of Georgetown Partners, Inc. since July, 1990. He is a member of the bars of New York and Washington, D.C.

     Israel Rosenzweig (age 55) has been a Senior Vice President since April, 1998. Mr. Rosenzweig has been a Vice President of Georgetown Partners, Inc. and One Liberty Properties, Inc. since May, 1997. From December 1993 to April 1997 Mr. Rosenzweig was Executive Vice President and a Director of Bankers Federal FSB, which was acquired by Dime Savings Bank in April, 1997. He is a Director of Nautica Enterprises, Inc.

     Seth D. Kobay (age 48) has been a Vice President and Treasurer since March 1994. In addition, Mr. Kobay, a certified public accountant, has been the Vice President of Operations of Georgetown Partners, Inc. for more than the past five years and is a Vice President and Treasurer of One Liberty Properties, Inc.

     David Heiden (age 37) has been employed by us since April, 1998 and has been a Vice President since March, 1999. From May 1997 until April 1998 Mr. Heiden was an associate at GMAC Commercial Mortgage engaged in originating and underwriting commercial real estate loans for securitization. He is a licensed real estate appraiser and real estate broker.

     Mitchell K. Gould (age 30) has been employed by us since May, 1998 and became a Vice President in March, 1999. From January 1998 until May, 1998 he was employed by Bear Stearns Companies, Inc. where he was engaged in originating and underwriting commercial real estate loans for securitization. For approximately four years prior thereto Mr. Gould was a loan officer with North Fork Bank. Mr. Gould is President of the Metropolitan Mortgage Officers Association and a director of the Young Mortgage Bankers Assocation.


Item 2.  Properties.
         -----------

     Our executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where we currently occupy approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building in which the executive offices are located is owned by a subsidiary of Gould Investors L.P. We contributed $58,000 to the annual rent of $348,000 paid by Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc., and related entities in the year ended September 30, 2002. We also lease under a direct lease with a subsidiary of Gould Investors L.P. approximately 1,800 square feet directly adjacent to the 12,000 square feet at an annual rental of $48,000.

     At September 30, 2002, we did not own any significant real property (significant meaning a property with a book value amounting to 10% or more of our total assets). It has been our policy to operate, with a view toward eventual sale, all real estate assets acquired by us in foreclosure or deed in lieu of foreclosure. In Fiscal 2002, the only real estate assets sold by us were shares and the related proprietary lease in one cooperative apartment sold for a gain on sale of $200,000 and an undeveloped parcel located in Cheltenham Township Pennsylvania sold for a gain of $607,000.

Item 3.  Legal Proceedings.
         -----------------

         We are not a defendant in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     There were no matters submitted during the fourth quarter of the year ended September 30, 2002 to a vote of our security holders.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Matters
         -------------------------------------------------------------

     Our shares of Beneficial Interest ("Beneficial Shares") are listed on the New York Stock Exchange. The following table shows for the periods indicated, the high and low sales prices of the Beneficial Shares on the New York Stock Exchange as reported on the Composite Tape and the per share dividend paid for the periods indicated.

                                                                                       Dividend
         Fiscal Year Ended September 30,             High               Low            Per Share
         -------------------------------             ----               ---            ---------

         2002

         First Quarter                               $12.01            $ 9.90            $.24
         Second Quarter                               14.00             12.05             .26
         Third Quarter                                13.90             13.00             .26
         Fourth Quarter                               13.75             11.65             .28
         2001

         First Quarter                               $ 8.50              $7.63              -
         Second Quarter                                9.45               7.75              -
         Third Quarter                                10.75               8.50           $.22
         Fourth Quarter                               10.35               9.75            .22


     As of December 1, 2002 there were approximately 872 holders of record of our Beneficial Shares and approximately 2,550 shareholders.

     We qualify as a real estate investment trust for Federal income tax purposes. In order to maintain that status, we are required to distribute to our shareholders at least 90% of our annual taxable income. As a result of accumulated tax losses in prior years we were not required to make cash distributions to maintain our real estate investment trust status until the accumulated tax losses had been fully used. Accumulated tax losses were fully used in the quarter ending March 31, 2001 and accordingly our Board of Trustees authorized the resumption of cash distributions, with the initial distribution being made on July 3, 2001 to record holders of June 22, 2001. The amount and timing of future cash distributions will be at the discretion of the Board of Trustees and will depend upon our financial condition, earnings, business plan, cash flow and other factors. Provided we are not in default of the affirmative and negative covenants contained in our credit agreement with North Fork Bank, the credit agreement with North Fork Bank does not preclude the payment by us of the cash distributions necessary to maintain our status as a real estate investment trust for federal income tax purposes.

Item 6.  Selected Financial Information
         ------------------------------

     The following table, not covered by the report of the independent auditors, sets forth selected historical financial data for each of the fiscal periods in the five years ended September 30, 2002. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.

                                                                      Fiscal Years Ended
                                                                         September 30,
                                              -------------------------------------------------------------------

                                              2002              2001          2000             1999          1998
                                              ----              ----          ----             ----          ----

                                                         (In thousands, except for per share amounts)


Operating statement data:
Total revenues                               $17,972         $14,805        $10,886         $12,173       $10,197
Income before
  gain on sale of  real estate loans
  and real estate assets and
  available-for-sale securities               11,820           8,639          5,690           5,058         4,241
Net income                                    12,586          10,586          7,635          11,646        13,588
Income per
   beneficial share:
   Basic                                        1.71             1.47          1.07            1.63          1.72
   Diluted                                      1.68             1.45          1.05            1.61          1.71
Cash distribution per
   common share                                 1.04              .44             -               -             -
Balance sheet data:
Total assets                                 134,931         110,016         88,456          84,609        85,810
Earning real
   estate loans (1)                           84,112          67,513         40,413          44,682        51,175
Non-earning real
   estate loans (1)                              415             415          3,250               -             -
Real estate assets (1)                        13,529          13,708         12,325           6,765        17,235
Available-for-sale securities
  at market                                   31,178          24,030         16,310               -         3,364
Borrowed funds                                14,745           2,101             88             331         5,500
Loans and mortgages
    payable                                    2,745           2,804             -              841         8,494
Shareholders' equity                         114,291         101,872        85,147           80,624        69,747

     (1) Earning and non-earning loans and real estate assets are presented without deduction of the related allowance for possible losses or valuation allowance.



Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------
Results of Operations
---------------------

2002 vs. 2001
-------------

     Interest and fees on loans increased to $11,897,000 for the year ended September 30, 2002 as compared to $ 8,685,000 for the year ended September 30, 2001. This increase of $ 3,212,000, or 37%, was the result of several factors, the largest being a $14,160,000 increase in the average balance of loans outstanding from $ 54,208,000 in the prior fiscal year to $ 68,368,000. This caused an increase in interest income of $ 1,722,000. During the fiscal year ended September 30, 2002, three participating loans were paid off resulting in additional interest income and fees of $ 1,306,000 and one participating loan was extended resulting in the collection of additional interest of $ 808,000. During the year ended September 30, 2002 the average interest rate earned on the loan portfolio declined 31 basis points to 12.13% from the 12.44% earned on the portfolio in the fiscal year ended September 30, 2001. This decline caused interest income to decrease by $171,000. The twelve month period ended September 30, 2001 includes $ 860,000 of additional interest recognized from two loans that were paid off and $170,000 from non-performing loans that were returned to performing status. Fee income also increased $576,000 in the current fiscal year, primarily the result of increased loan originations and an increase in the number of loans that were extended during the year.

     Operating income on real estate properties increased $ 618,000, or 37%, to $2,269,000 in the fiscal year ended September 30, 2002 from $ 1,651,000 in the fiscal year ended September 30, 2001. This increase, primarily rental income, is attributable to our purchase of a leasehold interest in a commercial property in the last quarter of the fiscal year ended September 30, 2000 (which was not fully leased until the second quarter of the 2001 fiscal year) and increased rental income recognized on a residential property in New York City.

     The fiscal year ended September 30, 2002 year was favorably affected by $500,000 recognized from the recovery of a previously provided allowance related to a loan that was previously impaired and was paid off in the current fiscal year. There was no comparable revenue item in the fiscal year ended September 30, 2001.

     Equity in earnings of unconsolidated joint ventures declined by 35%, or $315,000, from $ 889,000 in the fiscal year ended September 30, 2001 to $574,000 in the fiscal year ended September 30, 2002. This decline was primarily the result of a loss of $433,000 by a joint venture that was entered into during the second half of the fiscal year ended September 30, 2001 and a decrease in income of $292,000 at another joint venture due to a decrease in sales of cooperative apartments by such venture. These declines were partially offset by a gain of $385,000 recognized by a joint venture upon the sale of a parcel of land during the current fiscal year.

     Other, primarily investment income, declined $848,000, or 24%, from $3,580,000 in the fiscal year ended September 30, 2001 to $ 2,732,000 in the fiscal year ended September 30, 2002. During the prior fiscal year we received $438,000 from a residual interest we held in a venture. This residual interest resulted from the sale of a partnership interest in a prior year. There was also a decrease in investment income due to a decline in the average balance in money market and treasury investments and in the average rate earned on them. The average balance of these investments decreased $5,674,000 from $11,187,000 in the fiscal year ended September 30, 2001 to $ 5,513,000 in the fiscal year ended September 30, 2002. This decline caused a $213,000 reduction in interest income. A decline of $281,000 resulted from a reduction in the rate earned on these investments from 5.27% in the prior fiscal year to 1.74% in the current fiscal year. These declines were offset by an $ 84,000 increase in the dividends we received on our investments in REIT securities.

     Interest on borrowed funds increased to $ 227,000 in the fiscal year ended September 30, 2002 from $53,000 in the fiscal year ended September 30, 2001. This increase of $ 174,000, or 328%, is due to an increase in the average amount of borrowings outstanding in the current fiscal year. The average balance of borrowings outstanding increased $ 2,662,000 to $ 3,126,000 in the current fiscal year from $464,000 in the prior fiscal year.

     The Advisor's fee, which is calculated pursuant to agreement and is based on invested assets, increased $ 222,000, or 30%, in the fiscal year ended September 30, 2002 to $ 967,000 from $ 745,000 in the fiscal year ended September 30, 2001. During this period, we experienced a higher outstanding balance of invested assets thereby causing an increase in the fee.

     Other taxes increased by 82% to $ 452,000 for the fiscal year ended September 30, 2002 from $249,000 in the fiscal year ended September 30, 2001. The increase in the current fiscal year is the result of federal excise taxes which are based on taxable income generated but not yet distributed. We were subject to these taxes beginning in the first quarter of the current fiscal year. In the prior fiscal year the Trust was subject to federal and state alternative minimum taxes during the period when we were utilizing our net operating loss carry forwards.

     During the fiscal year ended September 30, 2001 we incurred expenses related to investment income of $575,000. During this period we incurred legal, printing, proxy solicitor fees and other expenses related to the solicitation of proxies to vote in favor of our nominee to the Board of Trustees of Entertainment Properties Trust (NYSE:EPR). We own 7.89% of the outstanding shares of Entertainment Properties Trust. We did not incur any investment related expenses in the current fiscal year.

     Operating expenses relating to real estate increased $ 330,000, or 36%, from $ 925,000 in the fiscal year ended September 30, 2001 to $ 1,255,000 in the fiscal year ended September 30, 2002. This increase is due to increased operating expenses at one of our operating properties.

     Gain on the sale of real estate loans and real estate properties decreased $ 1,130,000, or 58%, in the fiscal year ended September 30, 2002. In the current fiscal year we recognized gains of $807,000 from the sale of a parcel of unimproved land that we previously acquired in foreclosure and from the sale of a cooperative apartment unit. In the prior fiscal year we recognized gains of $1,937,000 from the sale of a residual interest in a partnership and the sale of cooperative apartment units.

2001 vs. 2000
-------------

     Interest and fees on loans increased to $8,685,000 for the year ended September 30, 2001 as compared to $ 6,205,000 for the year ended September 30, 2000. The increase of $ 2,480,000 was primarily the result of an increase in the average balance of loans outstanding during the year. The average balance of loans increased from $ 43,075,000 in fiscal 2000 to $ 54,208,000 in fiscal 2001 causing an increase in interest income of $ 1,386,000. During the fiscal 2001 we received $994,000 of "additional Interest" and fees from the payoff of two loans, one of which was a participating loan. In addition a non-performing loan returned to performing status in 2001 and $170,000 of delinquent interest was received. These increases were partially offset by a decline in the interest rate earned on the loan portfolio in the current fiscal year. The average rate earned declined 17 basis points from 12.61% in the 2000 fiscal year to 12.44% in the 2001 fiscal year. This accounted for a $73,000 decline in interest income.


     Operating income on real estate assets, which is composed primarily of rental income, increased $703,000 from $948,000 in the fiscal year ended September 30, 2000 to $ 1,651,000 in the fiscal year ended September 30, 2001. This increase is the result of rental income generated from a leasehold interest purchased by a consolidated joint venture at the end of fiscal 2000.

     Equity in earnings of unconsolidated ventures increased in the fiscal year ended September 30, 2001 to $889,000 from $626,000 in the fiscal year ended September 30, 2000. This increase of $ 263,000 was primarily the result of a full year of operations by a joint venture entered into at the end of fiscal 2000.

     Other revenues, which is primarily composed of investment income, increased $ 473,000 from $3,107,000 in the fiscal year ended September 30, 2000 to $3,580,000 in the fiscal year ended September 30, 2001. During the 2001 fiscal year we received $438,000 from a distribution on a residual interest held in a venture. This residual interest resulted from the sale of a partnership interest in a prior year. The average rate earned on invested assets increased 29 basis points from 9.33% in the 2000 fiscal year to 9.62% in the 2001 fiscal year causing an increase in interest income of $93,000. Offsetting these increases was a decline in the average balance of invested assets outstanding from $33,200,000 in the 2000 fiscal year to $32,700,000 in the 2001 fiscal year. This caused a decline of $58,000 in interest income.

     Interest on notes and loans payable declined from $77,000 in the year ended September 30, 2000 to $53,000 in the year ended September 30, 2001. This decline of $24,000 is the result of a reduced level of borrowings during the 2001 fiscal year.

     The Advisor's fee, which is calculated pursuant to agreement and is based on invested assets, increased $179,000 in the fiscal year ended September 30, 2001 to $745,000 from $566,000 in the fiscal year ended September 30, 2000. During the current fiscal year we experienced a higher outstanding balance of invested assets thereby causing an increase in the fee.

     Other taxes increased $51,000 to $249,000 in the fiscal year ended September 30, 2001 from $ 198,000 in the fiscal year ended September 30, 2000. This increase is the result of an increase in the amount of federal and state alternative minimum tax paid in the 2000 year.

     Expenses related to investment income was $ 575,000 for the fiscal year ended September 30, 2001. The fiscal year ended September 30, 2000 contained no such expenses. During the 2001 fiscal year we incurred legal, printing, proxy solicitor fees and other expenses related to the solicitation of proxies to vote in favor of our nominee to the Board of Trustees of Entertainment Properties Trust (NYSE:EPR). We own 7.89% of the outstanding shares of Entertainment Properties Trust and are its largest shareholder.

     Operating expenses relating to real estate assets declined $ 13,000 to $925,000 for the 2001 fiscal year from $ 938,000 for the fiscal year ended September 30, 2000. In the 2001 fiscal year operating expenses increased $420,000 primarily due to the purchase of a leasehold interest at the end of the 2000 fiscal year. Offsetting this increase was a $ 466,000 decline in legal expenses relating to a property that we acquired in foreclosure in a prior fiscal year. General operating expenses on other properties increased $33,000 in the current fiscal year.

     In the fiscal year ended September 30, 2001 we incurred an expense of $264,000 on the early extinguishment of debt. This amount represents the write off of unamortized deferred fees associated with a revolving credit line that was terminated during the 2001 fiscal year.


     Gain on the sale of real estate assets and foreclosed properties increased $123,000 in the fiscal year ended September 30, 2001 to $ 1,937,000 from $1,814,000 in the fiscal year ended September 30, 2000. In the 2001 fiscal year $1,431,000 of the gain resulted from the sale of a residual interest in a venture. The remaining gain of $506,000 resulted from the sale of cooperative apartment units that were previously acquired in foreclosure. For the 2000 fiscal year we recognized gains of $1,714,000 from the sale of cooperative apartment units and $ 100,000 of miscellaneous gains.

Liquidity and Capital Resources
-------------------------------

     We are engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by income producing property. Our investment policy emphasizes short-term mortgage loans. We also purchase senior and junior participations in short term mortgage loans and originate participating mortgage loans and loans to joint ventures in which we are an equity participant. Repayments of real estate loans in the amount of $72,835,000 are due during the twelve months ending September 30, 2003, including $415,000 due on demand (which was paid in full subsequent to September 30, 2002). The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

     We maintain a $15,000,000 revolving credit facility with North Fork Bank. The facility provides for borrowings up to $15,000,000 but no greater than 60% of qualified first mortgage loans pledged to North Fork Bank, provided that no more than 20% of the pledged loans may relate to properties situated outside of the New York metropolitan area (as defined in the credit agreement). We had $6,691,000 of unused availability under this line at September 30, 2002. As of December 10, 2002 there is no outstanding amount due under the North Fork Bank credit line and approximately $12,318,000 is available to us under this credit line. We also have the ability to borrow on margin, using the shares we own in Entertainment Properties Trust as collateral. At September 30, 2002 there was $9,245,000 outstanding of the approximately $12,000,000 available under this facility. We paid down this margin facility subsequent to September 30, 2002 and approximately $7,500,000 is available at December 10, 2002.

     During the twelve months ended September 30, 2002, we generated cash of $10,709,000 from operating activities, $5,127,000 from the sale of real estate properties and real estate loans, $40,869,000 from collections from real estate loans and $12,644,000 from a net increase in borrowed funds. These funds, in addition to cash on hand, were used primarily to fund real estate loans of $61,779,000, to make joint venture investments in the aggregate amount of $275,000 and to pay cash distributions to shareholders in the amount of $7,681,000.

     We will satisfy our liquidity needs in the year ending September 30, 2003 from cash and cash investments on hand, the credit facility with North Fork Bank, the availability in our margin account collateralized by the EPR shares, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Outlook
-------

     The real estate business in general is cyclical and to a large extent depends upon, among other factors, national and local business and economic conditions, government economic policies and the level of interest rates. Most economists indicate that the national economy has been in a recessionary mode for a period of time. Notwithstanding the difficult national and local economies for the past two years, we have not experienced any material adverse effects on our business. However, a difficult or declining real estate market in the New York metropolitan area or in other parts of the country and a recessionary economy could potentially have the following adverse effects on our business:
(i) an increase in loan defaults which will result in decreased interest and fees on real estate loans, an increase in loan loss reserves and an increase in expenses incurred in foreclosures and restructurings; (ii) a decrease in loan originations; and (iii) a decrease in rental income from properties owned by us or joint ventures in which we are a venture participant and an increase in operating expenses related to real estate properties.

     However, a declining real estate market could also provide us with opportunities since, in a declining market, other lenders, particularly institutional lenders, become more conservative in their lending activities. If such a lending environment should occur, the amount of potential business for us could increase.

     We are aware of the difficulties which could be encountered in a declining real estate environment. We therefore monitor our mortgage portfolio for compliance by our borrowers. We also believe that our loan underwriting policies should minimize the negative long-term effects of a declining real estate environment.

     Since approximately 54% of our loan portfolio provides for stated minimum or fixed interest rates, the current "low" interest rate environment, although negatively affecting our revenues and net income, has not had and should not have a material adverse effect on revenues and net income.

Cash Distribution Policy
------------------------

     We have elected to be taxed as a real estate investment trust under the Internal Revenue Code since our organization. To qualify as a real estate investment trust, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently to our shareholders at least 90% of our adjusted taxable income. It is the current intention of our management to comply with these requirements and maintain our real estate investment trust status. As a real estate investment trust, we generally will not be subject to corporate federal income tax on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to shareholders. If we fail to qualify as a real estate investment trust in any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a real estate investment trust for four subsequent tax years. Even if we qualify for federal taxation as a real estate investment trust, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder.

     As a result of accumulated tax losses in prior years, we were not required to make cash distributions to shareholders to maintain our status as a real estate investment trust for federal income tax purposes until the accumulated tax losses were fully used. The accumulated tax losses were fully used during the 2001 calendar year and we resumed the payment of cash distributions to our shareholders in July, 2001. For tax purposes, we report on a calendar year basis (as distinguished from financial reporting purposes for which we are on a September 30th fiscal year). We distributed 100% of our taxable income for calendar 2001 by October, 2002. We estimate taxable income for 2002 will be $11,025,000, of which approximately $1,000,000 is expected to represent capital gain income. To comply with the time frames prescribed by the Internal Revenue Service and the applicable regulations thereunder at least 90% of the 2002 taxable income is required to be distributed by October 1, 2003.

     It is our intention to pay to our shareholders within the time periods prescribed by the Internal Revenue Code 100% of our annual taxable income, including gains from the sale of real estate and recognized gains on sale of available-for-sale securities.

Significant Accounting Policies
-------------------------------

     Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires management to make certain judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain of our accounting policies are particularly important to an understanding of our financial position and results of operations and require the application of significant judgments and estimates by our management; as a result they are subject to a degree of uncertainty. These significant accounting policies include:

            Allowance for Possible Losses

     We review our mortgage portfolio and real estate assets on a quarterly basis to ascertain if there has been any impairment in the value of the real estate assets underlying our loans or any impairment in the value of any of our real estate assets in order to determine if there is a need for a provision for an allowance for possible losses against our real estate loans or an impairment allowance against our real estate assets.

     In reviewing the value of the collateral underlying our loan portfolio and our real estate assets, we seek to arrive at the fair market value of the underlying collateral or the real estate by taking into account numerous factors including market evaluations of the underlying collateral or the real estate, operating cash flow from the property during a projected holding period and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. Each of these factors entails significant judgments and estimates. Real estate assets held for use are evaluated for indicators of impairment using an undiscounted cash flow analysis. If that analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover our investment, an impairment provision will be determined based upon the excess of the carrying amount of the property over its fair value. Real estate assets which are held for sale are valued at the lower of the recorded cost or estimated fair value, less the cost to sell. We do not obtain any independent appraisals of either the real property underlying our loans or the real estate assets which we hold, but we rely on our own analysis and valuations. Any valuation allowances taken with respect to our loan portfolio or our real estate assets will reduce our net income, assets and shareholders' equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. No valuation allowance was recorded against our mortgage portfolio in 2002. There was no valuation adjustment recorded in 2002 against our real estate assets.

            Revenue Recognition

     We recognize interest income and rental income on an accrual basis, unless we make a judgment that impairment of a loan or loans or of real estate owned renders doubtful collection of interest or rent in accordance with the applicable loan documents or leases. In making a judgment as to the collectibility of interest or rent we consider, among other factors, the status of the loan or property, the borrower's or tenant's financial condition, payment history and anticipated events in the future. Accordingly in looking at various factors we must make a significant judgment as to whether to treat a loan or real estate owned as impaired. If we make a decision to treat a "problem" loan or real estate asset as unimpaired and therefore continue to recognize the interest and rent as income on an accrual basis, we could overstate income by recognizing income that will not be collected and the uncollectible amount will ultimately have to be written off. The period in which the uncollectible amount is written off could adversely affect taxable income for a specific year and our ability to pay cash distributions.

            Certain Transactions

     Fredric H. Gould, Chairman of our Board of Trustees, is Chairman of the Board of Directors of One Liberty Properties, Inc., a real estate investment trust engaged in the ownership of a diversified portfolio of income producing real properties net leased to tenants under long-term leases. He is also Chairman of the Board of Directors and sole stockholder of the managing general partner of Gould Investors L.P. and sole member of a limited liability company which is also a general partner of Gould Investors L.P. Jeffrey Gould, a Trustee and our President and Chief Executive Officer is a Senior Vice President and Director of One Liberty Properties, Inc. and a Vice President of the corporate managing general partner of Gould Investors L.P. Matthew Gould one of our Senior Vice Presidents and a Trustee is a Senior Vice President and Director of One Liberty Properties, Inc., and President of the managing general partner of Gould Investors L.P. Gould Investors L.P. owns approximately 28.5% of our outstanding beneficial shares. In addition, David W. Kalish, Simeon Brinberg, Mark H. Lundy and Israel Rosenzweig, each of whom is an executive officer of our company, are also executive officers of One Liberty Properties, Inc. and of the corporate managing partner of Gould Investors L.P. Arthur Hurand, one of our Trustees, is a director of One Liberty Properties, Inc.

     We and certain of related entities, including Gould Investors L.P. and One Liberty Properties, Inc., occupy common office space and use certain personnel in common. In our 2002 fiscal year we paid Gould Investors L.P. $647,000 for general and administrative expenses, including rent, telecommunication services, computer services, bookkeeping, secretarial and other clerical services and legal and accounting services. This amount includes an aggregate of $484,000 allocated to us for services (primarily legal and accounting) performed by executive officers who are not engaged by us on a full-time basis. The allocation of general and administrative expenses is computed in accordance with a Shared Services Agreement on a quarterly basis and is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each participating entity. The services of secretarial personnel generally are allocated on the same basis as that of the executive to whom each secretary is assigned.

     In the fiscal year ending September 30, 2002, we paid Majestic Property Management Corp., a company in which we have no ownership interest and which is 100% owned by the Chairman of our Board of Trustees, fees for management services and brokerage fees totaling $95,000. Jeffrey Gould, Matthew Gould, Simeon Brinberg, David W. Kalish, Mark H. Lundy and Israel Rosenzweig received fees from Majestic Property Management Corp. in the year ended September 30, 2002. The management services provided include, among other things, rent billing and collection, leasing (including compliance with regulatory statutes and rules (i.e., New York City rent control and rent stabilized rules), and property sales. The fees paid to this entity were approved by members of our Board of Trustees, including a majority of independent trustees, and were based on fees which would have been charged by unaffiliated persons for comparable services. It is the intention of our Board of Trustees and our management that the fees paid to related parties are not greater than the fees which would have been paid to unaffiliated persons for comparable services.

     We and REIT Management Corp. ("REIT") are parties to an Advisory Agreement pursuant to which REIT furnishes administrative services with respect to our assets and, subject to the supervision of the Trustees, advises us with respect to our investments. The Advisory Agreement, which was initially entered into in February 1983, has been renewed by the Board of Trustees to December 31, 2006. Fredric H. Gould and two officers of BRT are directors of REIT. All of the outstanding shares of REIT are owned by Fredric H. Gould. Fredric H. Gould, Chairman of our Board, and Matthew J. Gould, a Trustee, are salaried officers of REIT. Jeffrey Gould, Simeon Brinberg, David W. Kalish, Mark H. Lundy and Israel Rosenzweig, officers of our company, received fees from REIT in the year ended September 30, 2002.

     Pursuant to the terms of the Advisory Agreement, REIT receives an annual fee for services performed of 1/2 of 1% of Invested Assets other than mortgages receivable and investments in unconsolidated ventures and a 1% fee payable on mortgages receivable and investments in unconsolidated ventures. The computation of the fee includes non-accruing mortgage receivables to the extent they exceed allowances for loan losses. The fee under the Advisory Agreement is computed and payable quarterly, subject to adjustment at year end based on the audited financial statements. During fiscal 2002 REIT earned $967,000 under the Advisory Agreement. Borrowers pay fees directly to REIT for services rendered in arranging loans made by us. These fees amounted to $591,000 for year ending September 30, 2002.

Item 7A - Market Risk Disclosure
          ----------------------

     Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense are subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At September 30, 2002 approximately 67% of our portfolio was variable rate based primarily on the prime rate. Any changes in the prime interest rate could have a positive or negative effect on our net interest income. When determining interest rate sensitivity we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have approximately a $268,000 positive effect on income before taxes and a one percent decline in interest rates would have approximately a $32,000 negative effect on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At September 30, 2002 our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey and Connecticut, in California, in Colorado and in Maryland and it is therefore subject to risks associated with the economies of these localities.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

This information appears in a separate section of this report following Part IV.


Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

    None.

                                      PART III

   Items 10, 11, 12 and 13 will be included in our proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2003.

Item 14.  Controls and Procedures
          -----------------------
     Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of
1934) within ninety (90) days of the filing date of the Annual Report on Form 10-K, our principal executive officer, senior vice president, - finance and principal financial officer have concluded that such controls and procedures are effective.

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         -----------------------------------------------------------------
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

              3(b). First Amendment to Second Amended and Restated Declaration of BRT dated August 20, 1986.Incorporated by reference to BRT's Registration Statement on Form S-2 (No. 33-8125).

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

              10(b). Credit Agreement with North Fork Bank dated as of July 25, 2001. Incorporated by reference to Exhibit 7(c) to Form 8-K filed on August 1, 2001.

              10(c)      Shared Services Agreement.  Filed with Form 10-K.

              21.        Subsidiaries - Each subsidiary is 100% owned by BRT.
                         Filed with this Form 10-K.

              23.        Consent of Ernst & Young, LLP.  Filed with Form 10-K.

              99(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the "Act"). Filed with Form 10-K.

              99(b) Certification of Senior Vice President-Finance pursuant to Section 906 of the Act. Filed with Form 10-K.

              99(c)      Certification of Chief Financial Officer pursuant to
                         Section 906 of the Act.  Filed with Form 10-K.

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

                                   BRT REALTY TRUST

Date:  December 18, 2002             By: (S) Jeffrey A. Gould
                                         --------------------
                                         Jeffrey A. Gould
                                         President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                               Title                      Date
---------                               -----                      ----

(S) Fredric H. Gould             Chairman of the Board        December 18, 2002
--------------------             ---------------------        -----------------
Fredric H. Gould

(S) Jeffrey A. Gould             President and Trustee        December 18, 2002
--------------------             (Principal Executive
Jeffrey A. Gould                 Officer)

(S) Patrick J.Callan             Trustee                      December 22, 2002
--------------------
Patrick J. Callan

(S) Matthew J. Gould             Trustee                      December 18, 2002
--------------------
Matthew J. Gould

(S) Arthur Hurand                Trustee                      December 18, 2002
-----------------
Arthur Hurand

(S) Gary Hurand                  Trustee                      December 18, 2002
----------------
Gary Hurand

(S) David Herold                 Trustee                      December 18, 2002
-----------------
David Herold

(S) Herbert C. Lust              Trustee                      December 18, 2002
-------------------
Herbert C. Lust II

(S) George E. Zweier             Vice President               December 18, 2002
-------------------              (Principal Financial
George E. Zweier                 and Accounting Officer)


                                   CERTIFICATION

   I, Jeffrey Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2002 of BRT Realty Trust


2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   December 18, 2002

                                                S/Jeffrey Gould
                                                ----------------
                                                President






                                  CERTIFICATION

   I, David W. Kalish, Vice President-Finance of BRT Realty Trust, certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2002 of BRT Realty Trust


2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   December 18, 2002

                                             S/David W. Kalish
                                             ------------------
                                             Senior Vice President - Finance


                                   CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2002 of BRT Realty Trust

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

d) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   December 18, 2002

                                              S/George Zweier
                                              ---------------
                                              Vice President and Chief
                                              Financial Officer

                           Annual Report on Form 10-K
                          Item 8, Item 14(a)(1) and (2)


Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

The following consolidated financial statements of BRT Realty Trust are included in Item 8:
                                                            Page No.
                                                            --------

Report of Independent Auditors                                 F-1

Consolidated Balance Sheets as of September 30,
   2002 and 2001                                               F-2

Consolidated Statements of Income for the
  three years ended September 30, 2002, 2001 and 2000          F-3

Consolidated Statements of Shareholders' Equity
  for the three years ended September 30, 2002,
  2001 and 2000                                                F-4

Consolidated Statements of Cash Flows for the
  three years ended September 30, 2002, 2001 and 2000          F-5

Notes to Consolidated Financial Statements                     F-7

Consolidated Financial Statement Schedules for the year ended September 30, 2002:

     III - Real Estate and Accumulated Depreciation            F-22
     IV - Mortgage Loans on Real Estate                        F-24

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                           REPORT OF INDEPENDENT AUDITORS




To the Trustees and Shareholders
BRT Realty Trust


We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust and Subsidiaries at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                    /s/
                                                    ---------------------
                                                    ERNST & YOUNG LLP
New York, New York
December 9, 2002


                        BRT REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Amounts in thousands except per share amounts)

                                   ASSETS
                                                                                                 September 30,
                                                                                                 -------------
                                                                                            2002              2001
                                                                                            ----              ----

      Real estate loans - Notes 2, 4 and 6:
           Earning interest, including $8,129 and $3,425
              from related parties                                                       $   84,112        $   67,513
           Not earning interest                                                                 415               415
                                                                                                ---               ---
                                                                                             84,527            67,928
           Allowance for possible losses                                                       (881)           (1,381)
                                                                                               ----            ------
                                                                                             83,646            66,547
                                                                                             ------            ------
      Real estate assets - Notes 3 and 6:
           Real estate properties net of accumulated
           depreciation of $1,227 and $993                                                    6,573             6,777

           Investment in unconsolidated
              real estate ventures at equity                                                  6,956             6,931
                                                                                              -----             -----
                                                                                             13,529            13,708
           Valuation allowance                                                                 (325)             (325)
                                                                                               ----              ----
                                                                                             13,204            13,383
                                                                                             ------            ------
      Cash and cash equivalents                                                               4,688             4,106
      Available-for-sale securities at market - Note 5                                       31,178            24,030
      Other assets                                                                            2,215             1,950
                                                                                              -----             -----

           TOTAL ASSETS                                                                  $  134,931         $ 110,016
                                                                                         ==========         =========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

      Liabilities:
           Borrowed funds - Note 6                                                       $   14,745       $     2,101
           Mortgage payable - Note 6                                                          2,745             2,804
           Accounts payable and accrued liabilities including
            deposits of $1,265 and $1,620                                                     3,150             3,239
                                                                                              -----             -----
           Total liabilities                                                                 20,640             8,144
                                                                                             ------             -----

      Commitments and contingencies -  Notes 2, 3, 4, 6, 9 and 10                                 -                 -
      Shareholders' equity - Note 8:
           Preferred shares, $1 par value:
                Authorized 10,000 shares, none issued                                             -                 -
           Shares of beneficial interest, $3 par value:
                Authorized number of shares, unlimited, issued
                8,883 shares                                                                 26,650            26,650
           Additional paid-in capital, net of distributions
                 of $5,171                                                                   80,864            81,008
           Accumulated other comprehensive income - net
                unrealized gain on available-for-sale securities                             12,426             5,278
         Retained earnings                                                                    7,218             2,313
                                                                                              -----             -----
                                                                                            127,158           115,249
           Cost of 1,493 and 1,552 treasury shares
               of beneficial interest                                                       (12,867)          (13,377)
                                                                                            -------           -------
         Total shareholders' equity                                                         114,291           101,872
                                                                                            -------           -------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $  134,931         $ 110,016
                                                                                         ==========         =========




             See accompanying notes to consolidated financial statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Amounts in thousands except per share amounts)

                                                                                          Year Ended September 30,
                                                                                          ------------------------

                                                                                   2002              2001             2000
                                                                                   ----              ----             ----


      Revenues:
        Interest and fees on real estate loans,
         including $602, $187 and $40 from related parties - Note 2            $  11,897          $  8,685         $  6,205
        Operating income from real estate properties                               2,269             1,651              948
        Recovery of previously provided allowances                                   500                 -                -
        Equity in earnings of unconsolidated real estate ventures                    574               889              626
        Other, primarily investment income                                         2,732             3,580            3,107
                                                                                   -----             -----            -----
          Total Revenues                                                          17,972            14,805           10,886
                                                                                  ------            ------           ------
    Expenses:
       Interest -  note payable and loans payable - Note 6                           227                53               77
       Advisor's fees - Note 9                                                       967               745              566
       General and administrative - Note 9                                         2,911             2,983            3,029
       Other taxes - Note 7                                                          452               249              198
       Expense related to investment income                                            -               575                -
       Operating expenses relating to real estate properties
         including interest on mortgages payable
           of $265, $261 and $15                                                   1,255               925              938
       Amortization and depreciation                                                 340               372              388
       Loss on early extinguishment of debt                                            -               264                -
                                                                                      --               ---               --
   Total Expenses                                                                  6,152             6,166            5,196
                                                                                   -----             -----            -----
Income before gain on sale of real estate loans and
    real estate properties and available-for-sale securities                      11,820             8,639            5,690
Net gain on sale of real estate loans and
    real estate properties                                                           807             1,937            1,814
Net realized gain on available-for-sale securities                                     -                33              131
                                                                                      --                --              ---
Income before minority interest                                                   12,627            10,609            7,635
Minority interest                                                                    (41)              (23)               -
                                                                                     ---               ---               --

Net Income                                                                     $  12,586         $  10,586        $   7,635
                                                                               =========         =========        =========

Income per share of Beneficial Interest:

Basic earnings per share                                                       $    1.71         $    1.47        $    1.07
                                                                               =========         =========        =========

Diluted earnings per share                                                     $    1.68         $    1.45        $    1.05
                                                                               =========         =========        =========

Cash distributions per common share                                            $    1.04         $     .44        $       -
                                                                               =========         =========        =========

Weighted average number of common shares outstanding:
   Basic                                                                       7,373,627         7,221,373        7,165,875
                                                                               =========         =========        =========
   Diluted                                                                     7,503,065         7,327,174        7,253,227
                                                                               =========         =========        =========






          See accompanying notes to consolidated financial statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                 Years Ended September 30, 2002, 2001, and 2000
                             (Amounts in thousands)

                                                                       Accumulated      Retained
                                           Shares of   Additional         Other         Earnings
                                          Beneficial    Paid-In       Comprehensive    Accmulated        Treasury
                                           Interest     Capital           Income         Deficit          Shares       Total
                                           --------     -------           ------         -------          ------       -----


Balances, September 30, 1999                $26,665     $81,521                 -        $(12,682)      $(14,880)     $80,624

Exercise of stock options                         -         (22)                -               -             43           21
Net income                                        -           -                 -           7,635              -        7,635
    Other comprehensive income -
     unrealized loss on
     available-for-sale securities
     (net of reclassification adjust-
     ment for gains included in net
      income of $131)                             -           -           $(3,133)              -              -       (3,133)
                                                                                                                       ------
Comprehensive income                              -           -                 -               -              -        4,502
                                            ---------------------------------------------------------------------------------

Balances, September 30, 2000                 26,665      81,499            (3,133)         (5,047)       (14,837)      85,147

Distributions - Common share
  ($.44 per share)                                -           -                 -          (3,226)             -       (3,226)
Exercise of Stock Options                       (15)       (491)                -               -          1,460          954

   Net income                                     -           -                 -          10,586              -       10,586
    Other comprehensive income -
     unrealized gain on sale of avail-
     able-for-sale securities (net of
     reclassification adjustment for
     gains included in net income
     of $33                                       -           -             8,411               -              -        8,411
                                                                                                                        -----
Comprehensive income                              -           -                 -               -              -       18,997
                                             --------------------------------------------------------------------------------
Balances, September 30, 2001                 26,650      81,008             5,278           2,313        (13,377)     101,872

Distributions - Common share
  ($1.04 per share)                               -           -                 -          (7,681)             -       (7,681)
Exercise of Stock Options                         -        (144)                -               -            510          366

   Net income                                     -           -                 -          12,586              -       12,586
    Other comprehensive income -
     unrealized gain on sale of avail-
     able-for-sale securities                     -           -             7,148               -              -        7,148
                                                                                                                        -----
Comprehensive income                              -           -                 -               -              -       19,734
                                            ---------------------------------------------------------------------------------
Balances, September 30, 2002                $26,650     $80,864           $12,426          $7,218       $(12,867)    $114,291





              See accompanying notes to consolidated financial statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                       Year Ended September 30,
                                                                                       ------------------------
                                                                                 2002            2001            2000
                                                                                 ----            ----            ----

Cash flows from operating activities:
   Net income                                                                  $ 12,586       $  10,586       $   7,635
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Loss on early extinguishment of debt                                            -             264               -
      Amortization and depreciation                                                 340             372             388
      Recovery of previously provided allowances                                   (500)              -               -
      Net gain on sale of real estate loans and properties                         (807)         (1,937)         (1,814)
      Net gain on sale of available-for-sale securities                               -             (33)           (131)
      Equity in (earnings) of unconsolidated ventures                              (574)           (889)           (626)
      (Increase) in interest and dividends receivable                               (42)           (227)           (576)
      (Increase) decrease in prepaid expenses                                        (8)           (132)             17
      Increase (decrease) in accounts payable and
         accrued liabilities                                                        250            (262)            258
      (Decrease) Increase in deferred revenues                                      (98)            229             137
      (Decrease) Increase in escrow deposits                                       (133)              5            (187)
      (Decrease) Increase in deferred costs                                          21            (134)            (33)
      Other                                                                        (326)           (159)            188
                                                                                   ----            ----             ---

Net cash provided by operating activities                                        10,709           7,683           5,256
                                                                                 ------           -----           -----

Cash flows from investing activities:
   Collections from real estate loans                                            40,869          20,011          32,884
   Proceeds from sale of loans                                                    4,311               -               -
   Additions to real estate loans                                               (61,779)        (44,276)        (31,865)
   Decrease in due from venture                                                       -               -           4,620
   Purchase of leasehold interest, net of
      minority interest                                                               -               -          (3,854)
   Net costs capitalized to real estate owned                                       (38)           (210)           (181)
   Proceeds from sale of real estate owned                                          816           2,029           1,972
   (Decrease) Increase in deposits payable                                         (124)             39              53
   Purchase of available-for-sale securities                                          -               -         (20,626)
   Sale of available-for-sale securities                                              -             723           1,315
   Investment in real estate ventures                                              (275)           (866)         (1,083)
   Partnership distribution                                                         823             207              35
                                                                                    ---             ---              --

Net cash used in investing activities                                           (15,397)        (22,343)        (16,730)
                                                                                -------         -------         -------

Cash flows from financing activities:
   Proceeds from borrowed funds                                                  22,500           2,101               -
   Repayment of borrowed funds                                                   (9,856)            (88)           (243)
   Payoff/paydown of loan and mortgages payable                                     (59)            (46)           (841)
   Exercise of stock options                                                        366             954              22
   Increase in mortgage payable                                                       -           2,850               -
   Cash distribution - common shares                                             (7,681)         (3,226)              -
                                                                                 ------          ------          ------
Net cash provided by (used in) financing activities                               5,270           2,545          (1,062)
                                                                                  -----           -----          ------

Net increase (decrease) in cash and cash equivalents                                582         (12,115)        (12,536)

Cash and cash equivalents at beginning of year                                    4,106          16,221          28,757
                                                                                  -----          ------          ------

Cash and cash equivalents at end of year                                      $   4,688       $   4,106      $   16,221
                                                                              =========       =========      ==========


          See accompanying notes to consolidated financial statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Continued)



                                                                                    Year Ended September 30,
                                                                                    ------------------------
                                                                               2002           2001          2000
                                                                               ----           ----          ----

Supplemental disclosures of cash flow information:

   Cash paid during the year for interest expense                             $    427       $    303      $   85
                                                                              ========       ========      ======

   Cash paid during the year for income taxes                                 $    241       $    249      $  314
                                                                              ========       ========      ======

Supplemental schedule of noncash investing and financing activities:

   Recognition of valuation allowance upon sale                               $      -       $     24      $    -
                                                                              ========       ========      =====
      of real estate owned

   Recovery of previously provided allowances                                 $    500       $      -      $    -
                                                                              ========       =======       =====

























          See accompanying notes to consolidated financial statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended September 30, 2002, 2001 and 2000
                    (Amounts in Thousands Except Share Data)


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

Income Recognition

Income and expenses are recorded on the accrual basis of accounting for both financial reporting and income tax purposes. The Trust does not accrue interest or rental income on impaired loans or real estate owned where, in the judgment of management and the Trustees, collection of interest or rent according to the contractual terms is considered doubtful. Among the factors the Trust considers in making an evaluation of the amount of interest or rent that are collectable are the status of the loan or property, the financial condition of the borrower or tenant and anticipated future events. The Trust accrues interest on performing impaired loans and records cash receipts as a reduction of the recorded investment leaving the valuation allowance constant throughout the life of the loan. For impaired non-accrual loans, interest is recognized on a cash basis. Loan discounts are amortized over the life of the real estate loan using the constant interest method.

Loan commitment and extension fee income is deferred and recorded as income over the life of the commitment and loan. Commitment fees are generally non-refundable. When a commitment expires or the Trust no longer has any other obligation to perform, the remaining fee is recognized into income. If a loan subsequently becomes non-earning, the unamortized portion of the fee is offset against the loan balance.

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight line basis over the initial term of the lease.

The basis on which the cost was determined in computing the realized gain or loss on available-for-sale securities is weighted average historical cost.

Loans held for sale are carried at lower of cost or estimated fair value as determined on an aggregate basis. Deferred fees on loans held for sale are recognized as a component of gain or loss upon the sale. Gains or losses on the sale are determined by the difference between the sales proceeds and the carrying value of the loan.

Allowance for Possible Losses

The Trust measures the impairment of its real estate loans based upon the fair value of the underlying collateral which is determined on an individual loan basis. In arriving at the fair value of the collateral, numerous factors are considered, including, market evaluations of the underlying collateral, operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuations, the underlying collateral securing the loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense.

Real Estate Assets

Real estate properties is comprised of real property in which the Trust has invested directly and properties acquired by foreclosure.

When real estate is acquired by foreclosure or by a deed in lieu of foreclosure, it is recorded at the lower of the carrying amount of the loan or estimated fair value at the time of foreclosure. Real estate assets, including assets acquired through foreclosure are operated for the production of income and are depreciated over their estimated useful lives. Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans and costs incurred to extend the life or improve the assets subsequent to foreclosure are capitalized. With respect to the operating properties, operating income and expenses are reflected in the consolidated statements of income.

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


Valuation Allowance on Real Estate Assets

The Trust reviews each real estate asset owned, including investments in real estate ventures, for which indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets' carrying amount. Measurement is based upon the fair value of the asset. Real estate assets held for sale are valued at the lower of cost or fair value, less costs to sell, on an individual asset basis. Upon evaluating the property, many indicators of value are considered, including current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an addition to the valuation allowance. If the value of the property subsequently increases, the valuation allowance will be reduced.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities: The carrying amounts reported in the balance sheet for these instruments approximate their fair values due to the short term nature of these accounts.

Available-for-sale   securities:   Investment  in  securities   are   considered
"available-for-sale", and are reported on the balance sheet based upon quoted market prices.

Real estate loans: The earning mortgage loans of the Trust have either variable interest rate provisions, which are based upon a margin over the prime rate, or are currently fixed at effective interest rates which approximate market for similar types of loans. Accordingly, the carrying amounts of the earning, non-impaired mortgage loans approximate their fair values. For earning loans which are impaired, the Trust has valued such loans based upon the fair value of the underlying collateral.

Borrowed funds and mortgages payable: There is no material difference between the carrying amounts and fair value because interest rates approximate current market rates for similar types of loans.

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

Segment Reporting

Effective October 1, 1998, the Trust adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information. Statement No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also established standards for related disclosures about products and services, geographical areas, and major customers. As the Trust operates predominantly in one industry segment, management has determined it has one reportable segment and believes it is in compliance with the standards established by Statement No. 131.

Derivative Instruments and Hedging Activities

The Trust adopted FASB Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities as amended by FASB Statement No. 137 during the 2001 fiscal year. Because of the Company's minimal use of derivatives the adoption of FASB Statement No. 133 did not have a significant effect on earnings or the financial position of the Company.

Accounting For Long-Lived Assets

The Financial Accounting Standards Board issued Statement No.144 "Accounting for the Impairment of Long-Lived Assets" which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, Statement No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". The Trust will adopt Statement 144 in the 2003 fiscal year. As a result of the adoption, the Trust's management does not anticipate that the adoption of this statement will have an effect on the earnings or the financial position of the Trust.


Gains and Losses From Extinguishment of Debt

On July 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145 which rescinded SFAS No. 4 "Reporting Gains and Losses From Extinguishment of Debt". In connection with the adoption of this statement, the Company reclassified in the 2001 statement of income a loss of $264 from the write off of deferred fees associated with a terminated revolving credit line, which had previously been reported as an extraordinary item. Such reclassification had no impact on net income reported for the 2001 year.

Reclassification

Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation.

NOTE 2 -  REAL ESTATE LOANS


At September 30, 2002,  information  as to real estate  loans,  is summarized as follows:
                                                                                                                       Not
                                                                                                 Earning             Earning
                                                                                  Total          Interest            Interest
                                                                                  -----          --------            --------

First mortgage loans:
                  Long-term:
                     Residential                                                $  3,614         $  3,614                 -
                  Short-term (five years or less):
                     Shopping centers/retail                                      14,803           14,388          $    415
                     Industrial buildings                                          4,100            4,100                 -
                     Office buildings                                              8,959            8,959                 -
                     Residential (multiple family units)                          22,948           22,948                 -
                     Hotel                                                         3,614            3,614                 -


      Second mortgage loans, wraparound mortgages
      and junior participations:
                   Residential                                                    25,464           25,464                 -
                   Retail                                                            475              475                 -
                   Office                                                            550              550                 -
                                                                                     ---              ---
                                                                                $ 84,527         $ 84,112          $    415
                                                                                ========         ========          ========

           A summary of loans at September 30, 2001 is as follows:

                  First mortgage loans
                     Long term                                                  $ 10,136         $ 10,136                 -
                     Short term                                                   34,368           33,953          $    415
                  Second mortgage loans
                     and wrap around mortgages                                    23,424           23,424                 -
                                                                                  ------           ------          --------


                                                                                $ 67,928         $ 67,513          $    415
                                                                                ========         ========          ========

The real estate loan not earning interest at September 30, 2002 was not deemed impaired, as it is probable that the Trust will be able to collect all amounts due according to the contractual terms. Subsequently, no allowance for possible losses is being provided for this loan. Of the real estate loans earning interest at September 30, 2002 and 2001, $7,220 and $6,579, respectively, were deemed impaired and all are subject to allowances for possible losses. For the years ended September 30, 2002, 2001 and 2000, respectively, an average $6,197, $11,025 and $4,482 of real estate loans were deemed impaired, on which $837, $1,310 and $255 of interest income was recognized.

Loans originated by the Trust generally provide for interest rates, which are indexed to the prime rate. The weighted average interest rate on earning loans was 12.51% and 11.75% at September 30, 2002 and 2001, respectively.

Included in real estate loans are four second mortgages and two first mortgages to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At September 30, 2002 and September 30, 2001, the balance of the mortgage loans was $8,129 and $3,425, respectively. Interest received on these loans totaled $602 and $187 for the year ended September 30, 2002 and September 30, 2001, respectively.

Annual maturities of real estate loans receivable before allowances for possible losses during the next five years and thereafter and are summarized as follows:

         Years Ending September 30              Amount
         -------------------------              ------
         2003                                 $ 72,835
         2004                                    1,850
         2005                                    2,719
         2006                                      129
         2007                                    3,354
         2008 and thereafter                     3,640

         Total                                $ 84,527
                                              ========

The Trust's portfolio consists primarily of senior and junior mortgage loans, secured by residential and commercial property, 37% of which are located in the New York metropolitan area (which includes New Jersey and Connecticut), 13% in California, 12% in Colorado and 12% in Maryland.

If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. Of the $72,835 of real estate loans receivable which mature in Fiscal 2003, $23,714 were extended during the fiscal year ended September 30, 2002.

If  all  loans   classified  as  non-earning  were  earning  interest  at  their contractual rates for the year ended September 30, 2002 and 2001, interest income would have increased by $46 in each period.

The Trust's interest in a wraparound mortgage of $8,950 is subject to an underlying mortgage aggregating $7,500 at both at September 30, 2002 and 2001 respectively. Interest income earned on this loan was $998 and $1,012 for the years ended September 30, 2002 and 2001, respectively, of which $692 and $686 was paid to the holder of the prior mortgage loan.

At September 30, 2002 the three largest real estate loans had principal balances outstanding of approximately $11,400, $10,366 and $8,250, respectively. Of the total interest and fees earned on real estate loans during the fiscal year ended September 30, 2002, 12.9%, 3.9% and 1.0% related to these loans, respectively.

NOTE 3 -  REAL ESTATE ASSETS

          Real Estate Properties


     A summary of real estate properties for the year ended September 30, 2002 is as follows:

                                                                   Acquisitions/
                                                                      Costs          Sales
                                            September 30, 2001     Capitalized/   Collections/  Gain on   September 30, 2002
                                           # Properties  Amount    Amortization      Other        Sale    # Properties Amount
                                           ------------  ------    ------------      -----        ----    -------------------

         Residential units-shares of
          cooperative  corporations          2           $    -       $    25        ($209)      $  200          2     $   16

         Shopping centers/retail             2            7,770            14            -            -          2      7,784

         Unimproved land                     1                -             -         (607)         607          -          -
                                             --------------------------------------------------------------------------------
                                                          7,770            39         (816)         807                 7,800

                Amortization                               (993)         (234)           -            -                (1,227)
                                             --------------------------------------------------------------------------------

         Total real estate properties        5           $6,777         ($195)       ($816)      $  807          4     $6,573
                                             ================================================================================



During the year ended September 30, 2002 the Trust disposed of a portion of its shares of cooperative apartment units. The Trust sold one unit with no book value and recognized a gain of $200 on this sale. The Trust also sold an unimproved parcel of land that was previously acquired in foreclosure. The Trust recognized a gain of $607 on the sale of this property.

During the year ended September 30, 2000 the Trust purchased with a minority partner a leasehold interest in a portion of a retail shopping center located in Yonkers, New York. The leasehold interest is for approximately 28,500 square feet and including all option periods expires in 2045. The minority interest, which equals ten percent, amounted to $169 at September 30, 2002 and $154 at September 30, 2001 is shown in other liabilities on the consolidated balance sheet.

Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 2002 are as follows:

      Years Ending September 30,                      Amount
      --------------------------                      ------
      2003                                          $   1,395
      2004                                              1,239
      2005                                              1,131
      2006                                              1,065
      2007                                                977
      Thereafter                                       12,230



Investment in Unconsolidated Joint Ventures at Equity

The Trust is a partner in seven unconsolidated joint ventures which operate seven properties. In addition to making an equity contribution, the Trust may hold a first or second mortgage on the property. A brief summary of the two most significant joint ventures is listed below.

Blue Hen Venture - In 1999 the Trust sold one-half of its interest in the Blue Hen Corporate Center & Mall, located in Dover, Delaware to a joint venture partner and contributed its remaining one-half interest. The Trust holds a 50% interest in the Blue Hen Venture and also holds two first mortgages on this property totaling $4,154 at September 30, 2002.

Rutherford Glen - The Trust is a 50% joint venture partner in a 248-unit garden apartment complex located in Atlanta, Georgia. The Trust also holds a second mortgage on the property in the amount of $2,950 at September 30, 2002.


Unaudited  condensed  financial  information  for these two  joint  ventures  at
September 30, 2002 and for the year then ended:
                                                                               Blue Hen             Rutherford
                                                                               Venture                 Glen
                                                                               -------                 ----

          Condensed Balance Sheet
          -----------------------

          Cash and cash equivalents                                            $  1,040              $    110
          Real estate investments, net                                           15,921                19,360
          Other assets                                                              314                   268
                                                                                    ---                   ---

                Total assets                                                   $ 17,275              $ 19,738
                                                                               ========              ========

          Mortgage payable                                                     $  4,154              $ 19,147
          Other liabilities                                                         118                   435
          Equity                                                                 13,003                   156
                                                                                 ------                   ---

               Total liabilities and equity                                    $ 17,275              $ 19,738
                                                                               ========              ========

          Company's equity investment                                          $  5,207              $     78

          Condensed Statement of Operations
          ---------------------------------

          Revenues, primarily rental income                                    $  2,914              $  2,475

          Operating expenses                                                      1,222                 1,135
          Depreciation                                                              447                   728
          Interest expense                                                          377                 1,478
                                                                                    ---                 -----
               Total expense                                                      2,046                 3,341

          Income before gain                                                        868                  (866)
          Gain on sale                                                              385                     -
                                                                                    ---                   ---
          Net income attributable to members                                   $  1,253              $   (866)
                                                                               ========              ========

          Company's share of net income                                        $    627              $   (433)
                                                                               ========              ========

          Amount recorded in income statement                                  $    799              $   (433)
                                                                               ========              ========


The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen joint venture that is attributable to building and improvements is being amortized over the life of the related property.

The remaining five joint ventures contributed $208 in equity earnings for the fiscal year ended September 30, 2002


NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Trust was not required to record provisions for possible loan losses nor valuation adjustments on owned real estate during the years ended September 30, 2002, 2001 and 2000.

               An analysis of the allowance for possible losses is as follows:

                                                                                       Year Ended September 30,
                                                                                       ------------------------
                                                                                  2002            2001          2000
                                                                                  ----            ----          ----

               Balance at beginning of year                                     $ 1,381          $ 1,381       $ 1,381
               Recovery of previously provided allowances                          (500)               -             -
                                                                                   ----              ---           ---

               Balance at end of year                                           $   881          $ 1,381       $ 1,381
                                                                                =======          =======       =======

The allowance for possible losses applies to assets aggregating $7,220 at September 30, 2002, $6,579 at September 30, 2001 and $4,253 at September 30, 2000.

NOTE 5 -    AVAILABLE-FOR-SALE SECURITIES

The cost of securities held for sale at September 30, 2002 was $18,752. The fair value of these securities was $31,178 at September 30, 2002. Gross unrealized gains and losses at September 30, 2002 were $12,496 and $70, respectively and are reflected as accumulated other comprehensive income on the accompanying consolidated balance sheets.

Included in available for sale securities are 1,355,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $17,806 and a fair value at September 30, 2002 of $29,959. The shares held by BRT represent approximately 7.89% of the outstanding shares of Entertainment Properties Trust. The fair value of the Trust's investment in Entertainment Properties Trust at November 30, 2002 was $31,667.

NOTE 6 - DEBT OBLIGATIONS

          Debt obligations consist of the following:
                                                                                       September 30,
                                                                                       -------------
                                                                               2002                  2001
                                                                               ----                  ----

                    Note payable - credit facility                           $  5,500              $     -
                                                                             ========              ======
                    Margin account                                           $  9,245              $ 2,101
                                                                             ========              =======
                    Mortgage payable                                         $  2,745              $ 2,804
                                                                             ========              =======

On January 11, 2001 BRT terminated its revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). During the year ended September 30, 2001 unamortized deferred fees in the amount of $264 associated with the terminated TransAmerica revolving credit facility were written off.

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

As of September 30, 2002 BRT had provided collateral to North Fork Bank which would permit BRT to borrow up to $12,191 under the facility.

At September 30, 2002 there was an outstanding balance on this facility of $5,500. At September 30, 2001 there was no outstanding balance on the facility.

The average outstanding balance on the credit facility for the year ended September 30, 2002 was $473 and the average interest rate paid was 5.1%. Interest expense for the year ended September 30, 2002 was $24.

In addition to its credit facility, BRT has the ability to borrow funds through a margin account. In order to maintain this account BRT pays an annual fee equal to .3% of the market value of the pledged securities. At September 30, 2002 there was an outstanding balance of $9,245 on the margin account. The interest rate at September 30, 2002 was 3.875%. Marketable securities with a fair market value at of $29,959 were pledged as collateral. The average outstanding balance on the margin facility for the year ended September 30, 2002 was $2,653 and the average interest rate paid was 7.5%. At September 30, 2001 there was an outstanding balance of $2,101 at a rate of 5.125%.

On October 20, 2000 a mortgage was placed on a shopping center in which the Trust, through a subsidiary, is a joint venture partner and holds a majority interest in a leasehold position. The mortgage with an original balance of $2,850 bears interest at a fixed rate of 8.75% for the first five years and has a maturity of November 1, 2005. There is an option to extend the mortgage to November 1, 2010. At September 30, 2002 the outstanding balance was $2,745.

Scheduled principal repayments on the mortgage during the initial maturity are as follows:

             Years Ending September 30,                 Amount
             --------------------------                 ------

             2003                                      $    64
             2004                                           70
             2005                                           77
             2006 and thereafter                         2,534
                                                         -----
                                                       $ 2,745
                                                       =======

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

During the quarter ended March 31, 2001 the Trust utilized all of its remaining tax operating loss carryforwards.

During the years ended September 30, 2002 and 2001 the Trust recorded $452 and $249, respectively of corporate tax expense. In the 2002 fiscal year the Trust recorded $322 for the payment of Federal excise tax which is based on income generated but not yet distributed. In the 2001 fiscal year the Trust recorded $187 of alternative minimum tax related to the usage of the net operating loss carryforwards.

Earnings and profits, which determine the taxability of dividends to shareholders, differ than net income reported for financial statement purposes due to various items among which are timing differences related to depreciation methods and carrying values.

The taxable income is expected to be approximately $1,000 lower than the financial statement income during calendar 2002.

NOTE 8 - SHAREHOLDERS' EQUITY

Distributions

In July 2001 the Trust commenced paying a dividend to holders of shares of beneficial interest. There were no distributions on the Trust's shares of beneficial interest declared during the year ended September 30, 2000.

Stock Options

On December 6, 1996, the Board of Trustees adopted the BRT 1996 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan), whereby a maximum of 450,000 shares of beneficial interest are reserved for issuance to the Trust's officers, employees, trustees and consultants or advisors to the Trust. Incentive stock options are granted at per share amounts at least equal to the fair value at the date of grant, whereas for nonstatutory stock options, the exercise price may be any amount determined by the Board, but not less than the par value of a share. In December 2001, the 1996 stock option plan was amended to allow for an additional 250,000 shares to be issued.

Also on December 6, 1996, the Board of Trustees granted, under the 1996 Stock Option Plan options to purchase a total of 82,500 shares of beneficial interest at $6.00 per share to a number of officers, employees and consultants to the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after six months, and expire five years after the date of grant. During the current year 10,500 of the options were exercised and 5,000 expired. At September 30, 2002 there were no remaining options under this grant.

In March and April 1998 the Board of Trustees granted, under the 1996 Stock Option Plan options to purchase 50,000 shares of beneficial interest at prices ranging from $7.3125 to $7.9375 per share to a number of directors, officers and employees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years, and expire ten years after the grant date. During the current year 8,000 of the options were exercised. At September 30, 2002, 12,000 options were remaining of which 2,000 were exercisable.

In December 1998 the Board of Directors granted, under the 1996 Stock Option Plan options to purchase 180,000 shares of beneficial interest at $5.9375 per share to a number of officers, employees, consultants and trustees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year (50,000) and two years (130,000), and expire five years (50,000) and ten years (130,000) and current year 40,625 of the options were exercised. At September 30,2002 options to purchase 85,750 shares are remaining, 14,750 of which are exercisable.

In December 2000 the Board of Directors granted under the 1996 Stock Option Plan options to purchase 165,500 shares of beneficial interest at $7.75 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years and expire ten years after grant date. At September 30, 2002 none of these were exercisable.

In December 2001 the Board of Directors granted, under the 1996 Stock Option Plan, options to purchase 89,000 shares of beneficial interest at $10.45 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year and expiring ten years after grant date. At September 30, 2002 none of these were exercisable.

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

Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Trust had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                  December 2001     December 2000         December 1998         December 1998     March/April 1998
                                  89,000 Shares     165,000 Shares        50,000 Shares        130,000 Shares       50,000 Shares
                                  -------------     --------------        -------------        --------------       -------------

         Risk Free Interest Rate       3.91%              4.76%              4.38%                 4.62%                5.64%
         Dividend Yield                8.3%               4.36%                 0%                    0%                   0%
         Volatility Factor             .210               .205               .208                  .208                  .188
         Expected Life (Years)           5                 6                    5                    6                     6


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


         Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:

                                                                             Year Ended September 30,
                                                                             ------------------------
                                                                 2002            2001                   2000
                                                                 ----            ----                   ----

                    Pro forma net income                       $12,460          $10,540                $7,484

                    Pro forma earnings per share:
                    Basic                                       1.69              1.46                   1.04
                    Diluted                                     1.66              1.44                   1.03



Changes in the number of shares under all option arrangements are summarized as follows:

                                                                                              Year Ended September 30,
                                                                                              ------------------------
                                                                                 2002                 2001               2000
                                                                                 ----                 ----               ----


         Outstanding at beginning of period                                    327,375              332,500             337,500
         Granted                                                                89,000              165,500                   -
         Option price per share granted                                          10.45                 7.75                   -
         Cancelled                                                                   -                5,000                   -
            Exercised                                                           59,125              165,625               5,000
         Expired                                                                 5,000                    -                   -
         Outstanding at end of period                                          352,250              327,375             332,500
         Exercisable at end of period                                           16,750               27,125             143,000
         Option prices per share outstanding                               $5.9375-$10.45        $4.375-$7.9375      $4.375-$7.9375

As of September 30, 2002 the outstanding options had a weighted average remaining contractual life of approximately 7.66 years and a weighted average exercise price of $7.98.

         Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:
                                                                     2002            2001           2000
                                                                     ----            ----           ----

         Numerator for basic and diluted
          earnings per share:
         Net income                                                $12,586         $10,586         $7,635
         Denominator:

         Denominator for basic earnings
          per share - weighted average shares                     7,373,627       7,221,373      7,165,875
         Effect of dilutive securites:
         Employee stock options                                    129,438         105,801         87,352
                                                                   -------         -------         ------

         Denominator for diluted earnings
          per share - adjusted weighted average
          shares and assumed conversions                         7,503,065       7,327,174      7,253,227

         Basic earnings per share                                   $ 1.71          $ 1.47         $ 1.07
         Diluted earnings per share                                 $ 1.68          $ 1.45         $ 1.05

Treasury Shares

During the fiscal year ended September 30, 2002 and September 30, 2001 no shares were purchased by the Trust.

During the fiscal year ended September 30, 2002, 59,125 treasury shares were issued in connection with the exercise of stock options under the Trust's existing stock option plan. In the fiscal year ended September 30, 2001, the Trust issued 165,625 Treasury shares in connection with the exercise of stock options under the Trust's existing stock option plan. As of September 30, 2002 the Trust owns 1,493,216 Treasury shares of beneficial interest at an aggregate cost of $12,867.

NOTE 9 -  ADVISOR'S COMPENSATION AND CERTAIN TRANSACTIONS

Certain of the Trust's officers and trustees are also officers, directors and the shareholder of REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. The agreement, which expires on December 31, 2006, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are charged to operations at a rate of 1% on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $967, $745 and $566 for the years ended September 30, 2002, 2001, and 2000, respectively. At September 30, 2002 $62 remains unpaid and is reflected in accounts payable on the consolidated balance sheet.

The borrower may pay fees to REIT for services rendered in arranging and restructuring loans by the Trust. These fees, which are allowed by the advisory agreement, on loans arranged on behalf of the Trust and which are paid directly by the borrower to REIT amounted to $591, $443 and $394 for the years ended September 30, 2002, 2001 and 2000 respectively.

REIT arranges for the management of certain properties for the Trust under renewable year-to-year agreements. Management fees, legal fees and leasing, selling and financing commissions incurred and reimbursed or owed to REIT or an other affiliated company for the years ended September 30, 2002, 2001 and 2000 aggregated $95, $132 and $140, respectively.

The Chairman of the Board of Trustees of the Trust holds a similar position in One Liberty Properties, Inc. a related party, is an executive officer of the managing general partner and was a general partner through July 1, 2001 of Gould Investors L.P. a related party. Effective July 1, 2001 Mr. Gould assigned his general partner interest to Gould General LLC, an entity of which he is the sole member. During the years ended September 30, 2002, 2001 and 2000, allocated general and administrative expenses charged to the Trust by Gould Investors L.P. aggregated $647, $645 and $367, respectively. At September 30, 2002 $76 remains unpaid and is reflected in accounts payable on the consolidated balance sheet.

NOTE 10 - COMMITMENT

The Trust maintains a non-contributory pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined. Pension expense approximated $163, $155 and $200 during the years ended September 30, 2002, 2001 and 2000, respectively.



NOTE 11 - QUARTERLY FINANCIAL DATA  (Unaudited)

                                                1st Quarter     2nd Quarter    3rd Quarter   4th Quarter    Total
                                                 Oct.-Dec.       Jan.-March     April-June    July-Sept.   For Year
                                                 ---------       ----------     ----------    ----------   --------

                                                                                   2002
                                                 ------------------------------------------------------------------



Revenues                                         $  4,985          $  4,152        $  3,716      $ 5,119    $17,972
   Income before gain on sale of real
      estate loans and real estate
      properties and available for
      sale securities                                3,466            2,746           2,132        3,476     11,820
   Net income                                        3,456            3,343           2,122         3,665    12,586
      Per share                                  $     .47         $    .45        $    .29      $    .50    $ 1.71(a)





                                                                                   2001
                                                 --------------------------------------------------------------------

Revenues                                         $  4,468         $   3,325        $  3,461      $  3,551   $ 14,805
   Income before gain on sale of real
     estate loans and real estate
     properties and available for
     sale securities                                3,085             1,453           1,834         2,267      8,639
   Net income                                       3,101             2,929           2,100         2,456     10,586
      Per share                                  $    .43         $     .41         $   .29      $    .34   $   1.47 (a)





          Per share earnings represent basic earnings per beneficial share.
(a)      Calculated on weighted average shares outstanding for the fiscal year.




                                BRT REALTY TRUST
       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 2002
                             (Amounts in Thousands)


                                           Initial Cost To Company
                                                  Buildings         Costs Capitalized
                            Encum-                   And         Subsequent to Acquisition
Description                brances       Land   Improvements   Improvements Carrying Costs Land
-----------------------------------------------------------------------------------------------

Residential
   New York, New York         -           -            -            $16          -          -
Shopping Center/Retail
   Rock Springs, WY           -        $600       $2,483            681        $28       $600

   Yonkers, New York     $2,745           -        4,000             (8)         -          -
                         ----------------------------------------------------------------------
TOTAL                    $2,745        $600       $6,483           $689        $28       $600







                                BRT REALTY TRUST
       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 2002
                             (Amounts in Thousands)

                                  Gross Amount At Which Carried At
                                        September 30, 2002                                            Depreciation
                                           Buildings               Accum.                                Life For
                                              And                  Amorti-     Date Of      Date       Latest Income
Description                               Improvements     Total   zation   Construction  Acquired       Statement
--------------------------------------------------------------------------------------------------------------------

Residential
   New York, New York                       $16            $16        -
Shopping Center/Retail
   Rock Springs, WY                       3,192          3,792   $1,003           -        Jan-92    21-35 Years

   Yonkers, New York                      3,992          3,992      224           -        Aug-00    39 Years
                                         ----------------------------------------------------------------------------------------
TOTAL                                    $7,200         $7,800   $1,227
                                                          (a)      (b)           (c)

                                 BRT REALTY TRUST
       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 2002
                             (Amounts in Thousands)
Notes to the schedule:


(a)      Total real estate properties                                 $  7,800
           Less: Accumulated amortization                                1,227
                                                                         -----

         Net real estate properties                                   $  6,573
                                                                      ========

(b) Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.

(c)      Information not readily obtainable.


         A reconciliation of real estate properties is as follows:

                                                                                           Year Ended September 30,
                                                                                           ------------------------
                                                                                      2002          2001          2000
                                                                                      ----          ----          ----

                Balance at beginning of year                                         $6,777        $6,944       $3,057
                Additions:
                Acquisitions                                                              -             -        4,000
                Capitalization of expenses                                               39           201          182
                                                                                         --           ---          ---

                                                                                      6,816         7,145        7,239
                Deductions:
                Sales/conveyances                                                         9           117          158
                Depreciation/amortization                                               234           251          137
                                                                                        ---           ---          ---
                                                                                        243           368          295
                Balance at end of year                                               $6,573        $6,777       $6,944
                                                                                     ======        ======       ======

                The aggregate cost of investments in real estate assets for federal income tax purposes approximates book value.




                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2002
                             (Amounts in Thousands)

                                                    FINAL
                                         # OF     INTEREST   MATURITY
          DESCRIPTION                   LOANS      RATE       DATE       PERIODIC PAYMENT TERMS
          -----------                   -----      ----       ----       ----------------------

First mortgage loans:
  Long term:
  Office Building, Dover, Delaware        1         8.07%    July-05     Interest and principal monthly
  Cooperative Apartments, Bronx, NY       1         7.3%      Jan-07     Interest and principal monthly

  Miscellaneous
   $0-$499                                4
   $500-999                               1
   $1,000-1,499                           1
Short term:
  Condominium Apts., Denver, CO           1   Prime + 8.25%   Jul-03     Interest monthly, principal upon unit sales
  Retail Center, California, MD           1   Prime + 7.25%   Aug-03     Interest monthly, principal at maturity
  Retail/ Center, Corpus Christi, TX      1   Prime + 5.0%    Dec-02     Interest monthly, principal at maturity
  Condominium Apts., Dunwoody, GA         1       12.00%      Jan-03     Interest monthly, principal upon unit sales
  Industrial Building, Bernardsville, NJ  1   Prime + 4.0%    Oct-02     Interest monthly, principal at maturity

Miscellaneous
  $0-$499                                4
  $500-$999                              6
  $1,000-$1,499                          4
  $1,500-$1,999                          4
  $2,000-$2,499                          2

Junior mortgage loans, Wrap-
  around mortgages and junior
  participations:

Long Term:
  Apartments, Atlanta, GA                1     11.00%        June-08    Interest monthly, principal at maturity

Miscellaneous
  $0-$499                                3
  $500-$999                              1
ShortTerm:
Apartments and office building,
San Francisco, CA                        1     Prime + 5.0%   Jan-03   Interest monthly, principal at maturity
Apartments, New York,  NY                1     13.00%         Jan-03   Interest monthly, principal at maturity
Apartments, Tampa, FL                    1     Prime + 8.25%  Jan-03   Interest monthly, principal at maturity

Miscellaneous
  $0-$499                                1
  $1,000-$1,499                          1
                                        43


                                       ===



                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2002
                             (Amounts in Thousands)
                                                                                            PRINCIPAL AMOUNT
                                                                           CARRYING         OF LOANS SUBJECT
                                                         FACE AMOUNT        AMOUNT            TO DELINQUENT
          DESCRIPTION                     PRIOR LEINS   OF MORTGAGES     OF MORTGAGES     PRINCIPAL OR INTEREST
          -----------                     ----------    ------------     ------------     ----------------------

First mortgage loans:
  Long term:
  Office Building, Dover, Delaware            -           $ 3,054          $  3,054                -
  Cooperative Apartments, Bronx, NY           -             3,200             2,675                -

  Miscellaneous
   $0-$499                                    -               181               117                -
   $500-999                                   -               719               719                -
   $1,000-1,499                               -             1,138             1,138                -
Short term:
  Condominium Apts., Denver, CO               -            10,366            10,366                -
  Retail Center, California, MD               -             8,250             8,250                -
  Retail/ Center, Corpus Christi, TX          -             3,975             3,975                -
  Condominium Apts., Dunwoody, GA             -             2,898             2,898                -
  Industrial Building, Bernardsville, NJ      -             2,600             2,600                -

Miscellaneous
  $0-$499                                     -             1,323             1,323            $ 415
  $500-$999                                   -             4,321             4,321                -
  $1,000-$1,499                               -             5,311             5,311                -
  $1,500-$1,999                               -             6,450             6,450                -
  $2,000-$2,499                               -             4,618             4,618                -

Junior mortgage loans, Wrap-
  around mortgages and junior
  participations:

Long Term:
  Apartments, Atlanta, GA               $16,200             2,950             2,950                -

Miscellaneous
  $0-$499                                 4,493               688               688                -
  $500-$999                               3,862               550               550

Short Term:
Apartments and office building,
San Francisco, CA                        61,589            11,400            11,400                -
Apartments, New York,  NY                 4,432             5,000             5,000
Apartments, Tampa, FL                     5,148             4,300
3,643

Miscellaneous
  $0-$499                                 2,130               150               150                -
  $1,000-$1,499                           7,500             1,450             1,450                -
                                        ------------------------------------------------------------
                                       $105,354           $84,892           $83,646            $ 415
                                       ========           =======           =======            =====


                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2002
                             (Amounts in Thousands)

Notes to the schedule:

(a) The following summary reconciles mortgages receivable at their carrying values:

                                                                               Year Ended September 30,
                                                                               ------------------------
                                                                           2002          2001         2000
                                                                           ----          ----         ----

   Balance at beginning of year                                         $ 66,547       $ 42,282    $ 43,301
   Additions:
   Advances under real estate loans                                       61,779         44,276      31,865
   Recovery of previously provided allowances                                500             -            -
                                                                             ---           ---          ---

                                                                         128,826         86,558      75,166
                                                                         -------         ------      ------
   Deductions:
   Collections of principal                                               40,869         20,011      32,884
   Sale of loans                                                           4,311              -           -
                                                                           -----
                                                                          45,180         20,011      32,884
                                                                          ------         ------      ------

   Balance at end of year                                              $  83,646       $ 66,547    $ 42,282
                                                                       =========       ========    ========


  (b) The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.




                                  EXHIBIT 10(c)

                            SHARED SERVICES AGREEMENT

     Shared Services Agreement (the "Agreement") dated as of January 1, 2002 by and among Gould Investors L.P. ("Gould"), a Delaware limited partnership; BRT Realty Trust ("BRT"), a Massachusetts business trust; One Liberty Properties, Inc., a Maryland corporation ("OLP"); Majestic Property Management Corp., a Delaware corporation ("MPMC"); Majestic Property Affiliates, Inc., a New York corporation ("Majestic"); and REIT Management Corp., a New York corporation ("REIT").

     WHEREAS, Gould has been providing to the parties to this Agreement (Gould and such entities being referred to collectively herein as the "Affiliated Entities" and individually as an "Affiliated Entity") certain facilities and executive and administrative services and the Affiliated Entities desire that Gould continue to provide such facilities and services to them, on the terms and subject to the conditions set forth herein;

     WHEREAS, one or more of the Affiliated Entities provides facilities and services to the other Affiliated Entities and it is the desire of the parties hereto that the provision of such services shall continue, on the terms and subject to the conditions set forth herein.

     NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth below, and other good and valuable consideration, the parties agree as follows:

1.       Services

(a)  Gould has provided and shall continue to provide to each Affiliated  Entity
     the  following   services   (each  a  "Service"  and,   collectively,   the
     "Services"):

     (i) Office Space. A portion of the office facility currently occupied by Gould to conduct its business, including, without limitation, utilities, maintenance services, office furnishings and equipment, and other associated facilities and services. The portion of the office facility provided to each Affiliated Entity shall be reasonable in light of the reasonable requirements of Gould and the Affiliated Entities.

     (ii) Administration. Executive, legal, accounting, administrative and clerical personnel and required administrative, secretarial and clerical services including, but not limited to, office supplies and services, payroll, payroll taxes, employee benefits, billing and collection services, and financial reporting services comparable to those currently provided for the Affiliated Entities.

     (iii) Mailroom Services. All services necessary to continue current mailroom services, including, without limitation, all licenses, postage meters, postage accounts, postage stamps, courier and express mail delivery services.

     (iv) Telecommunications Services. All services necessary to maintain current telecommunications services, including, without limitation, telephones, telephone line services, wireless telephones, wireless services, telephone calls, facsimile equipment and related maintenance contracts and T1 line and service for internet communications.

     (v) Computer Services. Data processing services and personal computer services, including without limitation data process operators and software for use in connection with such services.

(b) Certain of the Affiliated Entities provide the following Services to other Affiliated Entities, which the Affiliated Entity providing such Services shall continue to provide:

     (i) Office Space. A portion of its office facility including utilities, maintenance services, office furnishing and equipment and other associated facilities and services. The portion of the office facility provided shall be reasonable in light of the reasonable requirements of each Affiliated Entity involved in providing and using such office facility.

     (ii) Administration. Executive, accounting, administrative and clerical personnel, including but not limited to payroll, payroll taxes, employee benefits comparable to those currently being provided.

(c) Gould and each Affiliated Entity providing Services shall use its commercially reasonable efforts to provide the Services required to be provided by it in a timely and efficient manner, and shall assign to each of the Services substantially the same priority as assigned to similar services performed in its own operations.

2.       Term

     2.1 The term of this Agreement shall commence as of January 1, 2002 and shall continue until December 31, 2002, unless earlier terminated or extended in accordance with the provisions of this Section 2.

     2.2 The term of this Agreement will automatically be extended for additional one-year periods unless terminated by Gould as to one or more Affiliated Entities upon written notice given to the Affiliated Entity to be terminated at least three (3) months prior to the scheduled termination date.

     2.3 Any one of the Affiliated Entities, other than Gould, may withdraw from this Agreement , at any time during the term hereof, upon three (3) months' prior written notice to each of the other Affiliated Entities.

     3 Fees and payment for the Services

     3.1 (a) In consideration of the provision of Services to the Affiliated Entities, each Affiliated Entity shall pay to Gould and to any other Affiliated Entity providing Services, on a quarterly basis, its allocated share of the cost of all such Services ("Allocated Expenses") based on the following formula:

(i) The total amount paid by Gould and any other Affiliated Entity for all salaries, payroll taxes, and benefits and all other payroll related expenses (collectively, "Payroll Expenses") shall be determined for each quarter annual period.

(ii) The total amount paid by Gould and any other Affiliated Entity for all other costs, including, without limitation, rent, utilities, cost of supplies, mail room expenses, computer use, communication costs, and all other operating costs (collectively, "Overhead Costs") shall be determined for each quarter annual period.

(iii)Each executive and administrative employee of the Affiliated Entities performing services for more than one Affiliated Entity in any quarter shall complete and deliver to the accounting personnel of Gould a timesheet (in the form prepared by Gould) in which such employee shall set forth the percentage of the employee's working time in the applicable quarter devoted to the business and affairs of each Affiliated Entity.

(iv) The Payroll Expense of each employee for the applicable quarter shall be allocated to each Affiliated Entity based on the time devoted by such employee, as set forth in the timesheet, to the business and affairs of any one or more Affiliated Entities.

(v) All Overhead Costs for the applicable quarter, shall be allocated to each Affiliated Entity by multiplying the Overhead Costs for the quarter by a fraction, the numerator of which shall be the time devoted by all personnel to the affairs of an Affiliated Company and the denominator of which is the time devoted by all reporting personnel to the affairs of all Affiliated Companies. Additionally, each Affiliated Entity shall reimburse Gould and the Affiliated Entities providing services on a quarterly basis for all reasonable out-of-pocket expenses incurred by Gould or any Affiliated Entity, on behalf of an Affiliated Entity. Such Allocated Expenses and out-of-pocket expenses, shall be payable within thirty (30) days of the end of each quarter annual period.

     (b) The Payroll Expenses and Overhead Costs attributable to Secretary or clerical person who shall not be required to complete time sheets shall be allocated based on the timesheets of the executive for who such secretary or clerical person directly works and accounting personnel shall be allocated based on the determination of the chief accounting officer of each Affiliated Entity.


          4.      Obligations and Relationship

     The relationship established hereunder between the parties shall not be construed as a partnership, joint venture or other form of joint enterprise. Except as specifically authorized by a party hereto, no party shall be authorized to make any representations or to create or assume any obligation or liability in respect or on behalf of the other party, and this Agreement shall not be construed as constituting either party as the agent of the other party.

5.       Limited Liability: Indemnification

     5.1 Neither Gould nor any Affiliated Entity shall be liable to any other Affiliated Entity for any loss, claim, expense or damage, or any act or omission performed or omitted by it hereunder so long as its act or omission does not constitute fraud, bad faith or gross negligence. In no event shall Gould or any Affiliated Entity be liable for indirect, special consequential or exemplary damages. Neither Gould nor any Affiliated Entity providing services shall be liable to any other Affiliated Entity for the consequences of any failure or delay in performing any such Services if such failure shall be caused by labor disputes, strikes or other events or circumstances beyond such person's control.

     5.2 In any action, suit or proceeding (other than an action by or in the right of Gould or any Affiliated Entity providing Services,) to which Gould or any Affiliated Entity providing Services, or any of their respective agents or employees performing Services hereunder (the "Indemnitee") was or is a party by reason of its performance or non-performance of Services, all Affiliated Entities shall indemnify the Indemnitee and hold the Indemnitee harmless from and against expenses, judgments, fines and amounts paid (with the consent of the other party) in settlement actually and reasonably incurred by the Indemnitee in connection therewith if the Indemnitee acted in good faith and provided that the Indemnitee's conduct does not constitute gross negligence, fraud or intentional misconduct. Any indemnification pursuant to this paragraph shall be allocated among Affiliated Entities in as equitable and reasonable a manner as is practicable.

     6. Confidentiality

     Any and all information obtained by any party in connection with the Services contemplated by this Agreement shall be held in the strictest confidence and not disclosed to any other person without the written consent of the other party.

     7. Notices

     All notices and other communications permitted or required hereunder shall be in writing and shall be deemed given when delivered by hand to an officer of the other party.

     8. Binding Effect

     This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties and their respective successors.

     9. No Third Party Beneficiaries

     This Agreement is solely for the benefit of the parties hereto and shall not confer upon third parties any remedy, claim, cause of action or other right in addition to those existing without reference to this Agreement.

     10. Entire Agreement

     This Agreement constitutes the entire agreement between the parties with respect to these matters.

     11. Assignment; Amendment; Waiver

     This Agreement is not assignable except to a successor to the business of Gould or any Affiliated Entity. Neither the rights nor the duties arising hereunder may be assigned or delegated. This Agreement may not be amended nor may any rights hereunder be waived except by an instrument in writing signed by the party sought to be charged with the amendment or waiver. The failure of a party to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

     12. Governing Law

     This Agreement shall be construed in accordance with and governed by the laws of the State of New York, without giving effect to the provisions, policies or principles thereof relating to choice or conflict of laws.

     13. Headings

     The section and other headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

IN WITNESS WHEREOF, the parties have caused in this Agreement to be duly executed as of the date and year first above written.

                                            GOULD INVESTORS L.P.

                                            By: Georgetown Partners, Inc.

                                            By: s/
                                                --------------------------------
                                                Matthew Gould, President

                                            BRT REALTY TRUST

                                            By: s/
                                                --------------------------------
                                                Jeffrey Gould, President

                                            ONE LIBERTY PROPERTIES, INC.

                                            By: s/
                                                --------------------------------
                                                Jeffrey Fishman, President

                                            MAJESTIC PROPERTY MANAGEMENT CORP.

                                            By: s/
                                                --------------------------------
                                                Daniel Lembo, President

                                            MAJESTIC PROPERTY AFFILIATES CORP.

                                            By: s/
                                                --------------------------------
                                                Robert Huhem, President

                                            REIT MANAGEMENT CORP.

                                            By: s/
                                                --------------------------------
                                                Fredric H. Gould, President


                   ADDENDUM TO SHARED SERVICES AGREEMENT


The Shared Services Agreement, dated as of January 1, 2002, sets forth the allocation of expenses among the Affiliated Entities, which allocation has been in existence and applied for many years in the same manner as is set forth in the Shared Services Agreement. BRT and OLP are entities whose shares are publicly traded, with the shares of BRT and OLP being listed for trading on The New York Stock Exchange and The American Stock Exchange, respectively. This Addendum is intended to clarify certain provisions of the Shared Services Agreement and the relationship between the Affiliated Entities and particularly the relationship between Gould and BRT and OLP in view of the fact that Gould is the primary provider of executive and administrative personnel for the benefit of BRT and OLP. Accordingly, the following clarifications of the Shared Services Agreement are set forth and to the extent that the provisions of the Addendum amend the Shared Services Agreement this addendum shall be deemed an amendment thereof:

1. The executive and administrative personnel provided to BRT and to OLP by Gould (and any other Affiliated Entity) are leased to and hired by OLP and BRT, and Gould (and any other Affiliated Entity providing personnel to BRT or OLP) is responsible for such persons compensation, including federal, state and local payroll taxes, FICA payments, etc.

2. With respect to personnel hired by BRT and OLP from Gould or any other Affiliated Entity, the Compensation Committees of BRT and OLP, respectively and the Board of Trustees of BRT or the Board of Directors of OLP, respectively, in their sole and absolute discretion may grant to one or more of the executive and administrative personnel provided to them stock options under one or more of the stock option plans of either of said entities. The granting of options by either BRT or OLP may be made notwithstanding the expenses allocated to either BRT or OLP by Gould or any other Affiliated Entity for the salary and payroll taxes of any personnel provided to either BRT or OLP.

3. If any executive or administrative personnel are "leased" to BRT or OLP by Gould or any other Affiliated Entity, BRT or OLP in their sole and absolute discretion may reject any such person prior to the commencement of any activities or services, and any such person may be discharged by BRT or OLP at any time during the course of the provision of such services, and the entity to which such individual or individuals shall be assigned (BRT, OLP or any other Affiliated Entity) shall control the functions and activities of such individual in the performance of services. Gould and the Affiliated Entity providing the personnel shall have the right and power to discharge such individual at any time, provided, however, Gould and the Affiliated Entity providing the personnel shall in all events comply with the provisions of paragraph 1 of the Shared Services Agreement.

4. Any Affiliated Entity shall have the right at any time to determine and/or dispute the amount allocated to it, pursuant to the Shared Services Agreement. If any Affiliated Entity is not satisfied with the amount allocated to it or the economic value attributable to the services provided, including, without limitation, services performed by an individual leased to an Affiliated Entity, then the dissatisfied Affiliated Entity shall set forth in writing (a "Complaint") the issues which it disputes and the reasonable value, in its judgment, of the services provided or performed and shall provide the Complaint to Gould or the other Affiliated Entity involved. If the Affiliated Entities involved cannot agree upon a fair value for such services within a period not to exceed forty-five days from the receipt of the Complaint by the Affiliated Entity providing the services, then the dissatisfied Affiliated Entity may commence an arbitration before the American Arbitration Association ("AAA") to determine the fair value of the services provided. Any such arbitration must be commenced within six months of the expiration of the forty-five day period and shall be held in the County of Nassau, before an independent arbitrator selected in accordance with the rules of the American
     Arbitration Association whose decision in connection therewith shall be final and binding upon the parties. Each Affiliated Entity involved shall bear an equal portion of the costs incurred in such arbitration. If the procedure set forth is not followed the allocation as made shall be conclusively binding on all parties.


5. In view of the fact that each Affiliated Entity provides the same or substantially similar employment benefits, each individual employed by one Affiliated Entity who is providing services for the benefit of another
     Affiliated Entity is in receipt of the same or substantially similar employment benefits as is provided to the employees of the Affiliated Entity receiving such services.

6. Pursuant to the Shared Services Agreement, payment for the services provided is made on a periodic basis. The allocated expenses for the compensation of any personnel has and shall continue to include the payroll of any individual whose services are provided, including all payroll taxes, FICA, etc.




                                    EXHIBIT 21
                                    ----------

SUBSIDIARIES
------------

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

                                   EXHIBIT 23


CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-101681) pertaining to the 1996 Stock Option Plan of BRT Realty Trust of our report dated December 9, 2002, with respect to the consolidated financial statements and schedules of BRT Realty Trust included in the Annual Report (Form 10-K) for the year ended September 30, 2002.





New York, New York
December 20, 2002                              /s/
                                               -----------------------
                                               Ernst & Young LLP







                                  EXHIBIT 99.A

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2002 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   December 18, 2002                            /s/ Jeffrey Gould
                                                     -----------------
                                                     Jeffrey Gould
                                                     Chief Executive Officer



                                  EXHIBIT 99.B

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2002 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   December 18, 2002                   /s/ David W. Kalish
                                            -------------------
                                            David W. Kalish
                                            Senior Vice President-Finance

                                  EXHIBIT 99.C

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2002 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   December 18, 2002               /s/ George Zweier
                                        ---------------------
                                        George Zweier
                                        Chief Financial Officer