Form 10-Q
period 2002-12-31
BRT REALTY TRUST
filed 2003-02-13
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2002

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

                              Yes   X         No
                                  -----          -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                              Yes             No   X
                                  -----          ----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,460,452 Shares of Beneficial Interest,
                 $3 par value, outstanding on February 10, 2003

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements


                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)

                                                                             December 31,        September 30,
                                                                                 2002                2002
                                                                                 ----                ----
                                                                             (Unaudited)           (Audited)
                                     ASSETS

Real estate loans - Note 3:
    Earning interest, including $7,888 and
      $8,129 from related parties                                             $ 68,671             $ 84,112
    Not earning interest                                                           650                  415
                                                                              --------             --------
                                                                                69,321               84,527
   Allowance for possible losses                                                  (881)                (881)
                                                                              ---------            --------
                                                                                68,440               83,646
                                                                              ---------            --------
Real estate assets - Note 4:
    Real estate properties net of accumulated
      depreciation of $1,286 and $1,227                                          6,529                6,573
    Investment in unconsolidated real
      estate ventures at equity                                                  7,045                6,956
                                                                              --------             --------
                                                                                13,574               13,529
 Valuation allowance                                                              (325)                (325)
                                                                              ---------            ---------
                                                                                13,249               13,204
                                                                              ---------            ---------
Cash and cash equivalents                                                        9,605                4,688
Securities available-for-sale at market - Note 5                                33,105               31,178
Other assets                                                                     1,996                2,215
                                                                              --------             --------
          Total Assets                                                        $126,395             $134,931
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds - Note 6                                                   $    193             $ 14,745
    Mortgage payable                                                             2,730                2,745
    Accounts payable and accrued liabilities,
      including deposits of $864 and $1,265                                      3,931                3,150
    Dividends Payable                                                            2,238                    -
                                                                              --------             --------
          Total Liabilities                                                      9,092               20,640
                                                                              --------             --------

Shareholders' Equity - Note 2:
    Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
    Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
      issued - 8,883  shares at each date                                       26,650               26,650
    Additional paid-in capital                                                  80,751               80,864
    Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          14,352               12,426
    Retained earnings                                                            7,816                7,218
                                                                              --------             --------
                                                                               129,569              127,158
Cost of 1,424 and 1,493 treasury shares of
    beneficial interest at each date                                           (12,266)             (12,867)
                                                                              --------             --------
           Total Shareholders' Equity                                          117,303              114,291
                                                                              --------             --------

           Total Liabilities and Shareholders' Equity                         $126,395             $134,931
                                                                              ========             ========

              See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts In Thousands except for Per Share Data)


                                                                                    Three Months Ended
                                                                                       December 31,
                                                                                2002                   2001
                                                                                ----                   ----

Revenues:
    Interest and fees on real estate loans
      including $189 and $97 from related parties                            $   2,910              $   3,515
    Operating income from real estate properties                                   547                    531
    Equity in earnings of unconsolidated
       real estate ventures                                                         63                    292
    Other, primarily investment income                                             673                    647
                                                                             ---------              ---------
         Total Revenues                                                          4,193                  4,985
                                                                             ---------              ---------

Expenses:
    Interest-notes payable and loans payable                                       106                     20
    Advisor's fee                                                                  234                    211
    General and administrative                                                     676                    756
    Other taxes                                                                    130                    151
    Operating expenses relating to real estate
      properties including interest on mortgages
      of $65 and $67                                                               311                    297
    Amortization and depreciation                                                   85                     84
                                                                             ---------              ---------
          Total Expenses                                                         1,542                  1,519
                                                                             ---------              ---------

Income  before gain on sale of real estate
   loans and real estate properties                                              2,651                  3,466
Net gain on sale of real estate loans
    and real estate properties                                                     195                      -
                                                                             ---------              ---------
Income before minority interest                                                  2,846                  3,466
Minority interest                                                                  (10)                   (10)
                                                                             ---------              ---------

Net Income                                                                   $   2,836              $   3,456
                                                                             =========              =========

Income per share of beneficial interest:
  Basic earnings per share                                                   $     .38              $     .47
                                                                             =========              =========
  Diluted earnings per share                                                 $     .38              $     .46
                                                                             =========              =========

Cash distributions per common share                                          $     .30              $     .24
                                                                             =========              =========

Weighted average number of common shares outstanding:

    Basic                                                                    7,407,189              7,341,332
                                                                             =========              =========
    Diluted                                                                  7,536,538              7,445,042
                                                                             =========              =========




              See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                 (Amounts In Thousands except for Per Share Data)




                                                                            Accumulated
                                               Shares of        Additional   Other Com-
                                               Beneficial        Paid-In     prehensive    Retained       Treasury
                                                Interest         Capital       Income      Earnings        Shares         Total
                                                --------         -------       ------      --------        ------         -----

Balances, September 30, 2002                    $26,650          $80,864       $12,426       $7,218       $(12,867)     $114,291

Distributions - common share
      ($.30 per share)                                -                -             -       (2,238)             -        (2,238)

Exercise of stock options                             -             (113)            -            -            601           488

Net income                                            -                -             -        2,836              -         2,836
    Other comprehensive income -
      net unrealized gain on
     available-for-sale securities                    -                -         1,926            -              -         1,926
                                                                                                                           -----
Comprehensive income                                  -                -             -            -              -         4,762
                                               ---------------------------------------------------------------------------------
Balances, December 31, 2002                     $26,650          $80,751       $14,352       $7,816       $(12,266)     $117,303
                                               ===================================================================================



         See Accompanying Notes to Consolidated Financial Statements.




                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts In Thousands)


                                                                                          Three Months Ended
                                                                                              December 31,
                                                                                         2002             2001
                                                                                         ----             ----

Cash flow from operating activities:
  Net income                                                                         $  2,836          $  3,456
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization and depreciation                                                         85                84
     Net gain on sale of real estate loans and properties                                (195)                -
     Equity in earnings of unconsolidated real estate ventures                            (63)             (292)
     Decrease (Increase) in interest and dividends receivable                             126               (27)
     Decrease in prepaid expenses                                                          20                11
     Increase (Decrease) in accounts payable
       and accrued liabilities                                                          1,029               (44)
     Decrease in deferred revenues                                                        (62)             (111)
     Decrease in escrow deposits                                                         (195)             (251)
     Other                                                                                 44               (65)
                                                                                     --------          --------
Net cash provided by operating activities                                               3,625             2,761
                                                                                     --------          --------

Cash flows from investing activities:
  Collections from real estate loans                                                   25,139            13,711
  Additions to real estate loans                                                       (9,933)           (7,750)
   Net costs capitalized to real estate assets                                            (32)               (8)
   Proceeds from the sale of real estate owned                                            214                 -
   Investment in real estate ventures                                                     (91)                -
   Increase (Decrease) in deposits payable                                                  9               (12)
   Partnership distributions                                                               65                88
                                                                                    ---------         ---------
Net cash provided by investing activities                                              15,371             6,029
                                                                                    ---------         ---------

Cash flow from financing activities:
   Repayment of borrowed funds                                                        (14,552)           (2,101)
   Payoff/paydown of loan and mortgages payable                                           (15)              (14)
   Exercise of stock options                                                              488               289
                                                                                    ---------         ---------
   Net cash used in by financing activities                                           (14,079)           (1,826)
                                                                                    ---------         ---------

   Net increase in cash and cash equivalents                                            4,917             6,964
   Cash and cash equivalents at beginning of period                                     4,688             4,106
                                                                                    ---------         ---------
   Cash and cash equivalents at end of period                                       $   9,605         $  11,070
                                                                                    =========         =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest expense                                $     191         $      84
                                                                                    =========         =========

Non cash investing and financing activity:
   Accrued distributions                                                            $   2,238         $       -
                                                                                    =========        ==========




      See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2002 and for the three months ended December 31, 2002 and 2001 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results for the full year.

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

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT's Annual Report on Form 10-K for the year ended September 30, 2002.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 2 - Shareholders' Equity

Distributions

During the quarter ended December 31, 2002, BRT declared a cash distribution to shareholders of $.30 per share. This distribution totaled $2,238,000 and was payable January 2, 2003 to shareholders of record on December 18, 2002.

Stock Options

During the quarter ended December 31, 2002, 69,675 previously issued options were exercised. Proceeds from these options totaled $488,000.

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

The following table sets forth the computation of basic and diluted shares:


                                              For the three months ended
                                          December 31, 2002   December 31, 2001

Basic                                      7,407,189                7,341,332

Effect of dilutive securities                129,349                  103,710
                                             -------                  -------

Diluted                                    7,536,538                7,445,042


Note 3 - Real Estate Loans

If  all  loans   classified  as  non-earning  were  earning  interest  at  their contractual rates for the three months ended December 31, 2002 and 2001, interest income would have increased by approximately $21,000 and $11,000 in each period. Included in real estate loans are four second mortgages and two first mortgages to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At December 31, 2002, the aggregate balance of the mortgage loans was $7,888,000. Interest received on these loans totaled $189,000 and $97,000 for the three months ended December 31, 2002 and December 31, 2001, respectively.

Management   evaluates  the  adequacy  of  the  allowance  for  possible  losses periodically and believes that the allowance for losses is adequate to absorb probable losses on the existing portfolio.

During the quarter ended December 31, 2002, a non-earning loan with an outstanding balance of $415,000 was paid in full. The Trust recognized $110,000 of past due but unaccrued interest income upon the payoff of this loan. Also, during the quarter ended December 31, 2002, a first mortgage loan with a principal balance of $650,000 was classified as non-earning.

Note 4 - Investment in Unconsolidated Joint Ventures at Equity

We are a partner in seven unconsolidated joint ventures which operate seven properties. In addition to making an equity contribution, we may hold a first or second mortgage on the property.

Unaudited condensed financial information for the two most significant joint ventures is shown below.


                                Blue Hen Venture

                                                                             December 31,          September 30,
                                                                                2002                  2002
                                                                                ----                  ----
          Condensed Balance Sheet
          -----------------------

          Cash and cash equivalents                                            $    968              $  1,040
          Real estate investments, net                                           16,031                15,921
          Other assets                                                              243                   314
                                                                               --------              --------
                Total assets                                                   $ 17,242              $ 17,275
                                                                               ========              ========

          Mortgages payable                                                    $  3,913              $  4,154
          Other liabilities                                                         132                   118
          Equity                                                                 13,197                13,003
                                                                               --------              --------
               Total liabilities and equity                                    $ 17,242              $ 17,275
                                                                               ========              ========

          Company's equity investment                                          $  5,304              $  5,207
                                                                               ========              ========

                                                                                     Three Months Ended
                                                                                       December 31,
                                                                                2002                  2001
                                                                                ----                  ----
          Condensed Statement of Operations
          ---------------------------------

          Revenues, primarily rental income                                    $    689              $    777
                                                                               --------              --------

          Operating expenses                                                        296                   294
          Depreciation                                                              117                   113
          Interest expense                                                           82                   103
                                                                               --------              --------
               Total expenses                                                       495                   510
                                                                               --------              --------

          Income before gain                                                        194                   267
          Gain on sale                                                                -                   385
                                                                               --------              --------
          Net income attributable to members                                   $    194              $    652
                                                                               ========              ========

          Company's share of net income                                        $     97              $    326
                                                                               ========              ========

          Amount recorded in income statement                                  $     97              $    326
                                                                               ========              ========



                                 Rutherford Glen
                                 ---------------

                                                                             December 31,          September 30,
                                                                                2002                   2002
                                                                                ----                   ----
          Condensed Balance Sheet
          -----------------------

          Cash and cash equivalents                                            $    136              $    110
          Real estate investments, net                                           19,162                19,360
          Other assets                                                              298                   268
                                                                               --------              --------
                Total assets                                                   $ 19,596              $ 19,738
                                                                               ========              ========

          Mortgages payable                                                    $ 19,106              $ 19,147
          Other liabilities                                                         331                   435
          Equity                                                                    159                   156
                                                                               --------              --------
               Total liabilities and equity                                    $ 19,596              $ 19,738
                                                                               ========              ========

          Company's equity investment                                          $     80              $     78
                                                                               ========              ========


                                                                                   Three Months Ended
                                                                                      December 31,
                                                                                2002                  2001
                                                                               -----                  ----

          Condensed Statement of Operations
          ---------------------------------

          Revenues, primarily rental income                                    $    597              $    643
                                                                               --------              --------

          Operating expenses                                                        227                   274
          Depreciation                                                              182                   182
          Interest expense                                                          367                   376
                                                                               --------              --------
               Total expenses                                                       776                   832
                                                                               --------              --------

          Net income attributable to members                                   $   (179)             $   (189)
                                                                               =========             ========

          Company's share of net income                                        $    (89)             $    (95)
                                                                               =========             ========

          Amount recorded in income statement                                  $    (89)             $    (95)
                                                                               =========             =========

The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen joint venture that is attributable to building and improvements is being amortized over the life of the related property.

Note 5 - Available-For-Sale Securities

Included in available-for-sale securities are 1,355,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $17,806,000 and a fair value at December 31, 2002 of $31,884,000. The shares held by the Trust represent approximately 7.89% of the outstanding shares of Entertainment Properties Trust as of December 31, 2002.

Note 6 -Borrowed Funds

We maintain a $15 million revolving credit agreement with North Fork Bank. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 60% of the collateral pledged. As of December 31, 2002, BRT had provided collateral, as defined under the credit agreement, that would permit BRT to borrow up to approximately $9,900,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/2% or under certain circumstances at prime. At December 31, 2002, there was no outstanding balance on this facility. The average outstanding balance on the credit facility for the three months ended December 31, 2002 was $2,033,000 and the average interest rate paid was 5.00%. Interest expense for the three months ended December 31, 2002 was $26,000.

In addition to our credit facility we have the ability to borrow funds through a margin account. At December 31, 2002, there was an outstanding balance on this margin facility of $193,000. The average outstanding balance on the margin facility for the three months ended December 31, 2002 was $6,200,000 and the average interest rate paid was 5.06%. Interest expense for the three months ended December 31, 2002 was $80,000, which included the fees charged to maintain the margin account. At December 31, 2002, marketable securities with a fair value of $31,884,000 were pledged as collateral.

Note 7 - Comprehensive Income

Comprehensive income for the three months ended December 31, 2002 and 2001 was as follows:

                                                  2002                 2001
                                                  ----                 ----

Net income                                     $2,836,000          $3,456,000

Other comprehensive income - unrealized
     gain on available-for-sale securities      1,926,000           3,353,000
                                               ----------          ----------

Comprehensive income                           $4,762,000          $6,809,000
                                               ==========          ==========

Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $14,352,000 and $8,631,000 at December 31, 2002 and 2001, respectively.

Note 8 - Accounting for Long-Lived Assets

The Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment of Long-Lived Assets" which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The new statement retains the fundamental provisions of the superseded statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, Statement No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". The Trust adopted Statement 144 at the beginning of the current fiscal year. The adoption of this statement did not have an effect on the earnings or the financial position of the Trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We are engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by income producing property. Our investment policy emphasizes short-term mortgage loans. We also purchase senior and junior participations in short term mortgage loans and originate participating mortgage loans and loans to joint ventures in which we are an equity participant. Repayments of real estate loans in the amount of $58,601,000 are due and payable to us during the twelve months ending December 31, 2003, including $650,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We maintain a $15,000,000 revolving credit facility with North Fork Bank. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 60% of the qualified first mortgage loans pledged to North Fork Bank. The agreement also provides that no more than 20% of the pledged loans may relate to properties situated outside the New York metropolitan area (as defined in the credit agreement). As of December 31, 2002, we had provided collateral that would permit BRT to borrow up to approximately $9,900,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/2% or under certain circumstances at prime. The facility matures August 1, 2004 and may be extended, at our option, for two one year terms. At December 31, 2002, there was no outstanding balance on this facility.

On February 6, 2003 we signed a commitment letter with North Fork Bank to increase the revolving credit facility to $30,000,000. This commitment increases the amount available to be borrowed to 65% of our pledged collateral and removes the restrictions relating to the geographic location of the pledged collateral. The term of the proposed facility would be three years and may be extended, at our option, for two one year terms. A commitment fee of $75,000 is to be paid. The commitment is subject to the satisfaction of certain conditions, including the negotiation of a definitive agreement.

We also have the ability to borrow on margin, using the shares we own in Entertainment Properties Trust as collateral. At December 31, 2002 there was $193,000 outstanding of the approximately $12,735,000 available under this facility. The amount available under the facility will be reduced if the market value of EPR stock declines.

During the three months ended December 31, 2002, we generated cash of $3,625,000 from operations and $25,139,000 from real estate loan collections. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $9,933,000 and to repay outstanding borrowed funds of $14,552,000. Our cash and cash equivalents were $9,605,000 at December 31, 2002.

We will satisfy our liquidity needs from cash and liquid investments on hand, the credit facility with North Fork Bank, the availability in our margin account collateralized by EPR shares, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

Interest and fees on loans decreased by $605,000, or 17%, to $2,910,000 for the three months ended December 31, 2002 as compared to $3,515,000 for the three months ended December 31, 2001. During the prior period quarter two participating loans were repaid resulting in additional interest and fees of $1,182,000, as compared to $105,000 that was recognized in the current quarter upon the payoff of a previously non-earning loan which was paid in full. A decline in the average interest rate earned on the loan portfolio from 12.20% to 12.11% accounted for a $15,000 difference in interest income. These declines were offset by a $427,000 increase in interest income that resulted from an increase in the average balance of loans outstanding of $14,100,000 to $88,141,000 for the current quarter. We also had a $60,000 increase in fee income on real estate loans as compared to the prior period quarter.

Operating income from real estate properties increased to $547,000 in the three months ended December 31, 2002 from $531,000 in the three months ended December 31, 2001, an increase of $16,000, or 3%. This increase is the result of higher rents on our operating properties.

Equity in earnings of unconsolidated joint ventures decreased $229,000, or 78%, in the quarter ended December 31, 2002 to $63,000 from $292,000 in the quarter ended December 31, 2001. During the prior period quarter, one of the joint ventures recorded a gain on the sale of a parcel of land. This accounted for approximately $193,000 of the difference between quarters. Also, in the prior period quarter another of the joint ventures recorded a gain on the sale of an individual cooperative apartment unit accounting for $45,000 of the difference between quarters.

Other revenues, primarily investment income, increased to $673,000 in the quarter ended December 31, 2002 from $647,000 in the same quarter in 2001, an increase of $26,000, or 4%. This increase is the direct result of an increase in the amount of dividends received from our holdings in EPR.

Interest expense on borrowed funds increased to $106,000 in the three months ended December 31, 2002 from $20,000 in the three months ended December 31, 2001. This increase of $86,000, or 430%, is due to an increase of $8,200,000 in the average amount of borrowings outstanding in the current quarter as compared to the prior period quarter.

The advisors fee, which is calculated on invested assets, increased $23,000, or 11%, in the quarter ended December 31, 2002 to $234,000 from $211,000 in the quarter ended December 31, 2001. In the current quarter, the outstanding balance of invested assets, primarily loans, was higher than in the prior period quarter, thereby causing an increase in the fee.

General and administrative expenses decreased $80,000, or 11%, to $676,000 in the quarter ended December 31, 2002 from $756,000 in the quarter ended December 31, 2001. There was a decrease in legal expenses of $20,000 and a decline in travel related expenses of $18,000 as compared to the prior period quarter. In addition, there was also a $27,000 decline in the allocation of personnel expense computed quarterly in accordance with our Shared Services Agreement as compared to the prior period quarter. The balance of the difference between the quarters was represented by insignificant increases or decreases in several other categories of general and administrative expenses.

Other taxes decreased $21,000, or 14%, from $151,000 in the quarter ended December 31, 2001 to $130,000 in the quarter ended December 31, 2002. The amount in both periods represents the payment of federal excise taxes which are based on taxable income generated but not yet distributed.

Operating expenses relating to real estate increased $14,000, or 5%, in the quarter ended December 31, 2002 to $311,000 from $297,000 in the quarter ended December 31, 2001. This increase is the result of increases in both repairs and maintenance and insurance expenses on our operating properties over the prior period quarter.

Gain on the sale of real estate assets and foreclosed properties was $195,000 in the three months ended December 31, 2002. The gain for the three months ended December 31, 2002 resulted from the sale of a cooperative apartment unit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At December 31, 2002, approximately 70% of our loan portfolio was variable rate based primarily on the prime rate. Any changes in the prime interest rate could have a positive or negative effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have approximately a $264,000 positive effect on income before taxes and a one percent decline in interest rates would have approximately a $112,000 negative effect on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At December 31, 2002 our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Connecticut, Colorado and Maryland and it is therefore, subject to risks associated with the economies of these localities.


                           PART II - OTHER INFORMATION

Item 4.  Controls and Procedures

Our president and chief executive officer, senior vice president-finance and vice president and chief financial officer have participated in the design and implementation of our disclosure controls and procedures and have evaluated our disclosure controls and procedures. Based on their evaluation, as of a date within 90 days of the filing of this quarterly report on Form 10-Q, these officers have concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that we conducted our last evaluation.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1 Certification of President and Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of Senior Vice President-Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3 Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BRT REALTY TRUST
                                   Registrant




February 13,  2003                               /s/ Jeffrey Gould
------------------                               -----------------
Date                                             Jeffrey Gould, President





February 13, 2003                                /s/ George Zweier
-----------------                                -------------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer
                                                 (principal financial officer)

                                  CERTIFICATION

   I, Jeffrey Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 of BRT Realty Trust;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 13, 2003

                                                 S/Jeffrey Gould
                                                 -----------------
                                                 President

                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 of BRT Realty Trust;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 13, 2003

                                           S/David W. Kalish
                                           ------------------------------
                                           Senior Vice President - Finance

                                  CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 of BRT Realty Trust;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

d) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 13, 2003

                                                 S/George Zweier
                                                 ---------------------------
                                                 Vice President and Chief
                                                 Financial Officer

                                  EXHIBIT 99.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 13, 2003                  /s/ Jeffrey Gould
                                           -----------------------------------
                                           Jeffrey Gould
                                           Chief Executive Officer

                                  EXHIBIT 99.2

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 13, 2003                   /s/ David W. Kalish
                                            -----------------------------
                                            David W. Kalish
                                            Senior Vice President-Finance

                                  EXHIBIT 99.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                        PURSUANT TO 18 U.S.C. SECTION 1350
                  (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 13, 2003                            /s/ George Zweier
                                                     ------------------------
                                                     George Zweier
                                                     Chief Financial Officer