Form 10-Q
period 2003-03-31
BRT REALTY TRUST
filed 2003-05-13
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission File Number 1-7172


                                BRT REALTY TRUST
                                ----------------
             (Exact name of Registrant as specified in its charter)

          Massachusetts                                     13-2755856
          ------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)            Identification No.)

          60 Cutter Mill Road, Great Neck, NY                  11021
          ------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

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

                            Yes   X         No
                                ----           ----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                            Yes              No   X
                                 ----           ----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,491,002 Shares of Beneficial Interest,
                    $3 par value, outstanding on May 10, 2003

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements



                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)
                                                                              March 31,       September 30,
                                                                                 2003              2002
                                                                                 ----              ----
                                                                             (Unaudited)         (Audited)
                                     ASSETS

Real estate loans - Note 3:
    Earning interest, including $7,668 and
      $8,129 from related parties                                             $ 50,080             $ 84,112
    Not earning interest                                                           650                  415
                                                                              --------             --------
                                                                                50,730               84,527
   Allowance for possible losses                                                  (881)                (881)
                                                                              --------             --------
                                                                                49,849               83,646
                                                                              --------             --------
Real estate assets - Note 4:
    Real estate properties net of accumulated
      depreciation of $1,345 and $1,227                                          6,516                6,573
    Investment in unconsolidated real
      estate ventures at equity                                                  7,152                6,956
                                                                              --------             --------
                                                                                13,668               13,529
 Valuation allowance                                                              (325)                (325)
                                                                              --------             --------
                                                                                13,343               13,204
                                                                              --------             --------
Cash and cash equivalents                                                       24,155                4,688
Securities available-for-sale at market - Note 5                                38,621               31,178
Other assets                                                                     2,357                2,215
                                                                              --------             --------
          Total Assets                                                        $128,325             $134,931
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds - Note 6                                                   $      -             $ 14,745
    Mortgage payable                                                             2,714                2,745
    Accounts payable and accrued liabilities,
      including deposits of $666 and $1,265                                      2,227                3,150
    Dividends Payable                                                            2,238                    -
                                                                              --------             --------
          Total Liabilities                                                      7,179               20,640
                                                                              --------             --------

Shareholders' Equity - Note 2:
    Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
    Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
      issued - 8,883  shares at each date                                       26,650               26,650
    Additional paid-in capital                                                  80,751               80,864
    Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          18,222               12,426
    Retained earnings                                                            7,783                7,218
                                                                              --------             --------
                                                                               133,406              127,158
Cost of 1,423 and 1,493 treasury shares of
    beneficial interest at each date                                           (12,260)             (12,867)
                                                                              --------             --------
           Total Shareholders' Equity                                          121,146              114,291
                                                                              --------             --------

           Total Liabilities and Shareholders' Equity                         $128,325             $134,931
                                                                              ========             ========

          See Accompanying Notes to Consolidated Financial Statements.





                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts In Thousands except for Per Share Data)

                                                                     Three Months Ended                Six Months Ended
                                                                         March 31,                          March 31,
                                                                         ---------                          --------
                                                                    2003            2002             2003              2002
                                                                    ----            ----             ----              ----
Revenues:
   Interest and fees on real estate loans, including
     interest from related parties of $182 and $108
     for the three month periods, respectively, and
     $372 and $206 for the six month periods,
     respectively                                                 $ 2,222         $ 2,132           $ 5,132           $ 5,647
   Operating income on real estate owned                              567             586             1,114             1,117
   Reversal of previously provided provision                            -             500                 -               500
   Other, primarily investment income                                 725             713             1,398             1,360
                                                                  -------         -------           -------           -------
          Total revenues                                            3,514           3,931             7,644             8,624
                                                                  -------         -------           -------           -------

Expenses:
   Interest on borrowed funds                                          28              24               134                43
   Advisor's fee                                                      186             219               420               430
   General and administrative                                         744             715             1,420             1,471
   Other taxes                                                        115              57               245               208
   Operating expenses relating to real estate owned,
     including interest on mortgages of $66 and $66
     for the three month periods, respectively, and $131
     and $133 for the six month periods, respectively                 317             305               628               603

   Amortization and depreciation                                       86              86               171               170
                                                                  -------         -------           -------           -------
           Total expenses                                           1,476           1,406             3,018             2,925
                                                                  -------         -------           -------           -------
Income before  equity in earnings of
   unconsolidated joint ventures and gain on sale                   2,038           2,525             4,626             5,699
Equity in earnings of unconsolidated entities                          31             221                94               513
Net gain on sale of real estates assets                                 -             607               195               607
Net realized gain on sale of available-for
     -sale securities                                                 146               -               146                 -
                                                                  -------         -------           -------           -------
Income before minority interest                                     2,215           3,353             5,061             6,819
Minority interest                                                     (10)            (10)              (20)              (20)
                                                                  -------         -------          --------           -------

Net income                                                        $ 2,205         $ 3,343           $ 5,041           $ 6,799
                                                                  =======         =======           =======           =======

Income per share of beneficial interest:

Basic earnings per share                                          $   .30         $   .45           $   .68           $   .92
                                                                  =======         =======           =======           =======
Diluted earnings per share                                        $   .29         $   .44           $   .67           $   .91
                                                                  =======         =======           =======           =======

Cash distributions per common share                               $   .30         $   .26           $   .60           $   .50
                                                                  =======         =======           =======           =======


Weighted average number of common Shares outstanding:

Basic                                                           7,460,282       7,380,000         7,433,444         7,360,454
                                                                =========       =========         =========         =========
Diluted                                                         7,571,689       7,581,711         7,553,921         7,481,471
                                                                =========       =========         =========         =========




          See Accompanying Notes to Consolidated Financial Statements.


                     BRT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                (Amounts In Thousands except for Per Share Data)


                                                                              Accumulated
                                               Shares of       Additional     Other Com-
                                               Beneficial        Paid-In      prehensive    Retained    Treasury
                                                Interest         Capital        Income      Earnings     Shares        Total
                                                --------         -------        ------      --------     ------        -----

Balances, September 30, 2002                    $26,650          $80,864       $12,426       $7,218     $(12,867)     $114,291

Distributions - common share
      ($.60 per share)                                -                -             -       (4,476)           -        (4,476)

Exercise of stock options                             -             (113)            -            -          607           494

Net income                                            -                -             -        5,041            -         5,041
     Other comprehensive income -
      net unrealized gain on
      available-for-sale securities
      (net of reclassification adjust-
      ment for gains included in
      net income of $146)                             -                -         5,796            -            -         5,796
                                                                                                                       -------
Comprehensive income                                  -                -             -            -            -        10,837
                                             ---------------------------------------------------------------------------------
Balances, March 31, 2003                        $26,650          $80,751       $18,222       $7,783     $(12,260)     $121,146
                                             =================================================================================


          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts In Thousands)
                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                      2003               2002
                                                                                      ----               ----

Cash flow from operating activities:
   Net income                                                                        $  5,041          $  6,799
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Amortization and depreciation                                                        171               170
     Reversal of previously provided allowances                                             -              (500)
     Net gain on sale of real estate loans and properties                                (195)             (607)
     Net gain on sale of available-for-sale securities                                   (146)                -
     Equity in earnings of unconsolidated real estate ventures                            (94)             (513)
     Decrease in interest and dividends receivable                                         88                42
     Decrease in prepaid expenses                                                          43                36
     (Decrease) Increase in accounts payable
       and accrued liabilities                                                           (427)              837
     Decrease in deferred revenues                                                       (254)             (161)
     Decrease in escrow deposits                                                         (255)             (193)
     Decrease in deferred costs                                                             -                21
     Other                                                                               (328)              (38)
                                                                                     --------          --------
Net cash provided by operating activities                                               3,644             5,893
                                                                                     --------          --------

Cash flows from investing activities:
   Collections from real estate loans                                                  47,902            23,052
   Proceeds from sale of loans                                                              -             3,522
   Additions to real estate loans                                                     (14,105)          (12,478)
   Additions to real estate loans - BRT joint ventures                                      -            (7,123)
   Net costs capitalized to real estate assets                                            (79)               (8)
   Proceeds from the sale of real estate owned                                            214               607
   Investment in real estate ventures                                                    (214)             (275)
   Purchase of available-for-sale securities                                           (1,935)                -
   Sales of available-for-sale securities                                                 434                 -
   Increase (Decrease) in deposits payable                                                 14               (86)
   Partnership distributions                                                              113               699
                                                                                     --------          --------
Net cash provided by investing activities                                              32,344             7,910
                                                                                     --------          --------

Cash flow from financing activities:
   Repayment of borrowed funds                                                        (14,745)           (2,130)
   Payoff/paydown of loan and mortgages payable                                           (32)                -
   Cash distribution - common shares                                                   (2,238)           (1,771)
   Exercise of stock options                                                              494               304
                                                                                     --------          --------
   Net cash used in financing activities                                              (16,521)           (3,597)
                                                                                     --------          --------

   Net increase in cash and cash equivalents                                           19,467            10,206
   Cash and cash equivalents at beginning of period                                     4,688             4,106
                                                                                     --------          --------
   Cash and cash equivalents at end of period                                        $ 24,155          $ 14,312
                                                                                     ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                         $    279          $    169
                                                                                     ========          ========

Non cash investing and financing activity:
   Accrued distributions                                                             $  2,238          $      -
                                                                                     ========          ========


          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2003 and for the three and six months ended March 31, 2003 and 2002 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results for the full year.

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

Note 2 - Shareholders' Equity

Distributions

During the quarter ended March 31, 2003, BRT declared a cash distribution to shareholders of $.30 per share. This distribution totaled $2,238,000 and was payable April 2, 2003 to shareholders of record on March 24, 2003.

Stock Options

During the quarter ended March 31, 2003, 638 previously issued options were exercised. Proceeds from these options totaled $6,000.

The Trust adopted Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Trust's employee stock options equals the market price of the underlying stock on the date of grant.

Note 2 - Shareholders' Equity (Continued)

Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Trust had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for both 2003 and 2002: risk free interest rate of 4.62%, volatility factor of the expected market price of the Company's common stock based on historical results of .205, dividend yield of 3.1% and an expected option life of six years.

Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:


                                                   Three Months Ended                    Six Months Ended
                                                       March 31,                             March 31,
                                                       ---------                             ---------
                                                  2003                2002              2003          2002
                                                  ----                ----              ----          ----

Net income to common
     shareholders as reported                    $2,205              $3,343            $5,041        $6,799
Less: Total stock-based employee
     compensation expense
     determined under fair value
     based methods for all awards                    31                  31                62            62
                                                 ------              ------            ------        ------
Pro forma net income                             $2,174              $3,312            $4,979        $6,737
                                                 ======              ======            ======        ======

Pro forma earnings per share
     of beneficial interest

Basic                                            $  .29              $  .45            $  .67        $  .91
                                                 ======              ======            ======        ======
Diluted                                          $  .29              $  .44            $  .66        $  .90
                                                 ======              ======            ======        ======



The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Trust's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimated, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

The following table sets forth the computation of basic and diluted shares:



                                               For the three months ended             For the six months ended
                                                       March 31,                              March 31,
                                                       ---------                              ---------
                                              2003                 2002               2003               2002
                                              ----                 ----               ----               ----

Basic                                      7,460,282            7,380,000          7,433,444          7,360,454

Effect of dilutive securities                111,407              201,711            120,477            121,017
                                             -------              -------            -------            -------

Diluted                                    7,571,689            7,581,711          7,553,921          7,481,471
                                           =========            =========          =========          =========


Note 3 - Real Estate Loans

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb probable losses on the existing portfolio.

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended March 31, 2003 and 2002, interest income would have increased by approximately $21,000 and $11,000, respectively. For the six month period ended March 31, 2003 and 2002 the increase would have been $42,000 and $23,000, respectively.

Included in real estate loans are four second mortgages and two first mortgages to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At March 31, 2003, the aggregate balance of these mortgage loans was $7,668,000. Interest earned on these loans totaled $182,000 and $108,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. For the six month periods ended March 31, 2003 and March 31, 2002 interest earned on these loans totaled $372,000 and $206,000, respectively.

Note 4 - Investment in Unconsolidated Joint Ventures at Equity

We are a partner in seven unconsolidated joint ventures which own and operate seven properties. In addition to making an equity contribution, we may hold a first or second mortgage on the property owned by the venture.

Unaudited condensed financial information for the two most significant joint ventures is shown below.


                                Blue Hen Venture

                                                                              March 31,             September 30,
                                                                                2003                    2002
                                                                                ----                    ----

  Condensed Balance Sheet

  Cash and cash equivalents                                                    $    988              $  1,040
  Real estate investments, net                                                   15,973                15,921
  Other assets                                                                      213                   314
                                                                               --------              --------
       Total assets                                                            $ 17,174              $ 17,275
                                                                               ========              ========

  Mortgages payable                                                            $  3,666              $  4,154
  Other liabilities                                                                 168                   118
  Equity                                                                         13,340                13,003
                                                                               --------              --------
  Total liabilities and equity                                                 $ 17,174              $ 17,275
                                                                               ========              ========

 Trust's equity investment                                                     $  5,375              $  5,207
                                                                               ========              ========





                                                                  Three Months Ended             Six Months Ended
                                                                      March 31,                      March 31,
                                                                      ---------                      ---------
                                                                2003             2002            2003          2002
                                                               -----             ----            ----          ----

  Condensed Statement of Operations

  Revenues, primarily rental income                           $   753          $   764        $ 1,442         $ 1,541
                                                              -------          -------        -------         -------

  Operating expenses                                              414              320            710             614
  Depreciation                                                    120              110            237             223
  Interest expense                                                 77               96            159             199
                                                              -------          -------        -------         -------
       Total expenses                                             611              526          1,106           1,036
                                                              -------          -------         ------         -------

  Income before gain                                              142              238            336             505
  Gain on sale                                                      -                -              -             385
                                                              -------          -------        -------         -------
  Net income attributable to members                          $   142          $   238        $   336         $   890
                                                              =======          =======        =======         =======

  Trust's share of net income                                 $    71          $   119        $   168         $   252
                                                              =======          =======        =======         =======

  Amount recorded in income statement                         $    71          $   291        $   168         $   617
                                                              =======          =======        =======         =======


The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen joint venture that is attributable to building and improvements is being amortized over the life of the related property.



                                                             Rutherford Glen

                                                                               March 31,             September 30,
                                                                                 2003                    2002
                                                                                 ----                    ----

          Condensed Balance Sheet

          Cash and cash equivalents                                            $    187              $    110
          Real estate investments, net                                           18,996                19,360
          Other assets                                                              296                   268
                                                                               --------              --------
                Total assets                                                   $ 19,479              $ 19,738
                                                                               ========              ========

          Mortgages payable                                                    $ 19,058              $ 19,147
          Other liabilities                                                         349                   435
          Equity                                                                     72                   156
                                                                               --------              --------
               Total liabilities and equity                                    $ 19,479              $ 19,738
                                                                               ========              ========

          Trust's equity investment                                            $     86              $     78
                                                                               ========              ========





                                                                 Three Months Ended               Six Months Ended
                                                                       March 31,                      March 31,
                                                                      ---------                      ---------
                                                                2003             2002            2003          2002
                                                               -----             ----            ----          ----

  Condensed Statement of Operations

  Revenues, primarily rental income                           $   578          $   636        $ 1,175         $ 1,279
                                                              -------          -------        -------         -------

  Operating expenses                                              264              289            491             566
  Depreciation                                                    182              182            364             364
  Interest expense                                                364              370            731             743
                                                              -------          -------        -------         -------
       Total expenses                                             810              841          1,586           1,673
                                                              -------          -------        -------         -------

 Net income attributable to members                           $  (232)         $  (205)       $  (411)        $  (394)
                                                              ========         ========       ========        ========

  Trust's share of net income                                 $  (116)         $  (103)       $  (205)        $  (197)
                                                              ========         ========       ========        ========

  Amount recorded in income statement                         $  (116)         $  (103)       $  (205)        $  (197)
                                                              ========         ========       ========        ========


During the quarter ended March 31, 2003 the Trust and the other 50% joint venture partner of the Rutherford Glen joint venture funded their portion of a $245,000 capital call.

Note 5 - Available-For-Sale Securities

Included in available-for-sale securities are 1,355,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $17,806,000 and a fair value at March 31, 2003 of $35,923,000. The shares held by the Trust represent approximately 7.89% of the outstanding shares of Entertainment Properties Trust as of February 21, 2003.

During the quarter ended March 31, 2003 the Trust purchased 127,950 shares of Atlantic Liberty Financial Corp. (NASDAQ:ALFC) at a cost of $1,942,000. At March 31, 2003 these shares had a fair value of $1,915,000 and represented approximately 9.34% of the outstanding shares of Atlantic Liberty.



Note 6 -Borrowed Funds

The Trust maintains a $15 million revolving credit agreement with North Fork Bank. Borrowings under the facility are secured by specific receivables and the credit agreement provides that the amount borrowed will not exceed 60% of the collateral pledged. As of March 31, 2003, BRT had provided collateral, as defined under the credit agreement, that would permit BRT to borrow up to approximately $8,900,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/2% or under certain circumstances at prime. At March 31, 2003, there was no outstanding balance on this facility.

In addition to our credit facility we have the ability to borrow funds through a margin account. At March 31, 2003, there was no outstanding balance on this margin facility. Interest expense for the three months ended March 31, 2003 was $28,000, which included the fees charged to maintain the margin account. At March 31, 2003, marketable securities with a fair value of $35,923,000 were pledged as collateral.

Note 7 - Comprehensive Income

Comprehensive income for the three and six month periods as follows:



                                                      Three Months Ended                   Six Months Ended
                                                           March 31,                           March 31,
                                                           --------                            ---------
                                                     2003             2002              2003              2002
                                                     ----             ----              ----              ----

Net income                                         $ 2,205          $ 3,343            $ 5,041           $ 6,799

Other comprehensive income -
    Unrealized gain on available -
    for-sale securities                              3,870            4,511              5,796             7,864
                                                   -------          -------            -------           -------

Comprehensive income                               $ 6,075          $ 7,854            $10,837           $14,663
                                                   =======          =======            =======           =======


Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $18,222,000 and $13,142,000 at March 31, 2003 and 2002, respectively.

Note 8 - Recent Accounting Pronouncements

Accounting for Stock-Based Compensation

The Financial Accounting Standards Board issued Statement No. 148 to amend Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. However, the Company has continued to account for options in accordance with the provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 2 for pro forma net income information.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The provisions of this interpretation are immediately effective for VIE's formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management has not yet determined whether any of its unconsolidated joint ventures represent variable interest entities pursuant to interpretation. Such determination could result in a change in the Trust's consolidation policy related to such entities.

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

Liquidity and Capital Resources

We are primarily engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by income producing property. Our investment policy emphasizes short-term mortgage loans. We also purchase senior and junior participations in short term mortgage loans and originate participating mortgage loans and loans to joint ventures in which we are an equity participant. Repayments of real estate loans in the amount of $36,214,000 are due and payable to us during the twelve months ending March 31, 2004, including $650,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We maintain a $15,000,000 revolving credit facility with North Fork Bank. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 60% of the qualified first mortgage loans pledged to North Fork Bank. The agreement also provides that no more than 20% of the pledged loans may relate to properties situated outside the New York metropolitan area (as defined in the credit agreement). As of March 31, 2003, we had provided collateral that would permit BRT to borrow up to approximately $8,900,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/2% or under certain circumstances at prime. The facility matures August 1, 2004 and may be extended, at our option, for two one year terms. At March 31, 2003, there was no outstanding balance on this facility.

On February 6, 2003 North Fork Bank and BRT signed a commitment letter to increase the revolving credit facility to $30,000,000. This commitment increases the amount available to be borrowed to 65% of our pledged collateral and removes the restriction relating to the geographic location of the pledged collateral. The term of the proposed facility would be three years and may be extended, at our option, for two one year terms. A commitment fee of $75,000 is to be paid. The commitment is subject to the satisfaction of certain conditions, including the negotiation of a definitive agreement.

We also have the ability to borrow on margin, using the shares we own in Entertainment Properties Trust as collateral. At March 31, 2003 there was no outstanding balance of the approximately $14,348,000 available under this facility. The amount available under the facility will be reduced if the market value of the stock of Entertainment Properties Trust declines.

During the six months ended March 31, 2003, we generated cash of $3,644,000 from operations and $47,902,000 from real estate loan collections. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $14,105,000 and to repay outstanding borrowed funds of $14,745,000. Our cash and cash equivalents were $24,155,000 at March 31, 2003.

We will satisfy our liquidity needs from cash and liquid investments on hand, the credit facility with North Fork Bank, the availability in our margin account collateralized by shares of Entertainment Properties Trust, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

Interest and fees on loans increased by $90,000, or 4%, to $2,222,000 for the three months ended March 31, 2003 from $2,132,000 for the three months ended March 31, 2002. An increase in the average interest rate earned on the loan portfolio to 11.63% in the three months ended March 31, 2003 from 11.25% in the three months ended March 31, 2002 caused interest income to increase by $57,000. During the current quarter the average balance of loans outstanding declined by approximately $4.2 million accounting for a decrease in interest income of $120,000. The current quarter also realized a $153,000 increase in fee income due primarily to increased amortization from early payoffs and a $90,000 exit fee received on the payoff of a loan.

For the six months ended March 31, 2003, interest and fees on loans decreased $515,000, or 9%, from $5,647,000 to $5,132,000. In the six month period ended
March 31, 2002 two participating loans were repaid resulting in additional interest and fees of $1,182,000, as compared to $105,000 that was recognized in the current six month period upon the payoff in full of a previously non-earning loan. Additional interest on participating loans is "non recurring" in nature. During the six months ended March 31, 2003 the average balance of loans outstanding increased by $4.9 million resulting in an increase in interest income of $296,000. An increase in the average interest rate earned on the loan portfolio from 11.74% for the six months ended March 31, 2002 to 11.91% for the six months ended March 31, 2003 caused an increase in interest income of $55,000. In addition, during the six month period ended March 31, 2003, fee income increased by $211,000 due primarily to increased amortization from early payoffs and a $90,000 exit fee received on the payoff of a loan.

Reversal of previously provided provisions decreased to $-0- from $500,000 for both the three and six month periods ended March 31, 2003. During the quarter and six month periods ended March 31, 2002 we reduced our loan loss allowance as a loan which was previously considered impaired, was paid in full.

Other revenues, primarily investment income, increased to $725,000 in the three months ended March 31, 2003, from $713,000 in the three months ended March 31, 2001, an increase of $12,000, or 2%. For the six months ended March 31, 2003 other revenues, primarily investment income, increased by $38,000, or 3%, from $1,360,000 to $1,398,000. In both the three and six month periods ended March 31, 2003, we benefited from increased dividends received on our investment in Entertainment Properties Trust. These increases were partially offset by declines in interest income on our remaining invested balances due to a decline in interest rates.

Interest expense on borrowed funds increased to $28,000 in the three months ended March 31, 2003 from $24,000 in the three months ended March 31, 2002. The increase of $4,000, or 18%, is due to an increase in the fee charged to maintain the margin account. The fee is based on the market value of the securities pledged. Interest expense on borrowed funds increased to $134,000 in the six months ended March 31, 2003 from $43,000 in the six months ended March 31, 2002. This increase of $91,000, or 210%, is due to an increase of $1.5 million in the average amount of borrowings outstanding in the current six month period as compared to the prior six month period. At March 31, 2003 all amounts outstanding under our credit facility and margin account had been paid down to zero from principal payments received on outstanding loans.

The Advisor's fee, which is calculated based on invested assets, decreased $33,000, or 15%, in the three months ended March 31, 2003 to $186,000 from $219,000 in the three months ended March 31, 2002. In the six months ended March 31, 2003 the fee decreased $10,000, or 2%, from $430,000 in the six months ended March 31, 2002 to $420,000. During both of these periods, we experienced a decline in the outstanding balance of invested assets, the basis upon which the fee is calculated, thereby causing a decrease in the fee.

General and administrative fees increased $29,000, or 4%, from $715,000 in the three months ended March 31, 2002 to $744,000 in the three months ended March 31, 2003, primarily as a result of an increase in employee compensation expense. For the six months ended March 31, 2003 general and administrative expenses decreased $51,000, or 3%, from $1,471,000 to $1,420,000 in the six months ended March 31, 2003 due to decreased legal and travel related expenses.

Other taxes increased $58,000, or 101%, in the three months ended March 31, 2003 from $57,000 in the three months ended March 31, 2002 to $115,000. For the six months ended March 31, 2003 other taxes increased $37,000, or 18%, to $245,000 from $208,000. The amount in both periods represents the payment of federal excise taxes which are based on income generated but not yet distributed.

Operating expenses relating to real estate increased $12,000, or 4%, from $305,000 in the three months ended March 31, 2002 to $317,000. For the six months ended March 31, 2003 operating expenses related to real estate increased $25,000, or 4%, from $603,000 to $628,000. The increase in both periods is due to modest increases in certain operating expenses associated with our operating properties.

Equity in earnings of unconsolidated ventures decreased $190,000 or 86% in the three months ended March 31, 2003 to $31,000 from $221,000 in the three months ended March 31, 2002. For the six months ended March 31, 2003 equity in earnings of unconsolidated ventures decreased $419,000, or 82%, from $513,000 to $94,000. The decline in both periods is primarily the result of a gain recorded by one of the joint ventures in the three and six month periods ended March 31, 2002 from the sale of a parcel of land.

Gain on the sale of real estate assets decreased $607,000 in the three months ended March 31, 2003 to $-0- in the three month period ended March 31, 2002. For the six month period ended March 31, 2003 gain on sale of real estate assets declined from $607,000 in the period ended March 31, 2002 to $195,000 in the six months ended March 31, 2003. In the current six month period the gain resulted from the sale of a cooperative apartment unit. In the prior year quarter and six month period the gain resulted from the sale of an unimproved parcel of land we previously acquired in foreclosure.

Gain on sale of available-for-sale securities increased to $146,000 in both the current three and six month period ended March 31, 2003 from $-0- in the three end six month periods ended March 31, 2002. The gain in both the current three and six month periods resulted from the sale of various real estate investment trust securities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At March 31, 2003, approximately 65% of our loan portfolio was variable rate based primarily on the prime rate. Any changes in the prime interest rate could have a positive or negative effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have approximately a $104,000 positive effect on income before taxes and a one percent decline in interest rates would have approximately a $187,000 negative effect on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At March 31, 2003 our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, California and Delaware and it is therefore, subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

Our president and chief executive officer, senior vice president-finance and vice president and chief financial officer have participated in the design and implementation of our disclosure controls and procedures and have evaluated our disclosure controls and procedures. Based on their evaluation within 90 days of the filing of this quarterly report on Form 10-Q, these officers have concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that we conducted our last evaluation. No significant deficiencies or material weaknesses were detected in our internal controls and therefore no corrective actions were taken.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) We held an annual meeting of shareholders on March 24, 2003.

(b) Proxies for the meeting were solicited pursuant to Regulation 14D under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees listed in the proxy statement and all the nominees were elected.

(c) Shareholders approved the adoption of the BRT Realty Trust 2003 Incentive Plan. 6,898,183 votes were cast in favor of adopting the Plan, 89,903 against, 25,265 abstained and there were 108,316 broker non-votes. Shareholders also approved the appointment of Ernst & Young LLP as our auditors for the year ended September 30, 2003. 7,005,248 votes were cast in the favor of the appointment, 2,964 against, 5,141 abstained and there were 108,316 votes broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1 Certification of President and Chief Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of Senior Vice President-Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3 Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.4 Certification of President and Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.5 Certification of Senior Vice President-Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.6 Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRT REALTY TRUST
Registrant




May 13,  2003                                    /s/ Jeffrey Gould
-------  ----                                    -----------------
Date                                             Jeffrey Gould, President





May 13, 2003                                     /s/ George Zweier
------------                                     -----------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer
                                                 (principal financial officer)

                                  EXHIBIT 99.1


                                 CERTIFICATION

   I, Jeffrey Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of BRT Realty Trust;

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

Date:   May 13, 2003
                                          S/Jeffrey Gould
                                          ---------------
                                          President

                                  EXHIBIT 99.2


                                 CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of BRT Realty Trust;

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

Date:   May 13, 2003

                                                S/David W. Kalish
                                                -----------------
                                                Senior Vice President - Finance

                                  EXHIBIT 99.3


                                 CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of BRT Realty Trust;

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

Date:   May 13, 2003
                                               S/George Zweier
                                               --------------------------
                                               Vice President and Chief
                                               Financial Officer

                                  EXHIBIT 99.4

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 13, 2003                                 /s/ Jeffrey Gould
                                                     ------------------
                                                     Jeffrey Gould
                                                     Chief Executive Officer

                                  EXHIBIT 99.5

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 13, 2003                             /s/ David W. Kalish
                                                 ------------------------------
                                                 David W. Kalish
                                                 Senior Vice President-Finance

                                  EXHIBIT 99.6

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 13, 2003                                 /s/ George Zweier
                                                     ------------------------
                                                     George Zweier
                                                     Chief Financial Officer