Form 10-Q
period 2003-06-30
BRT REALTY TRUST
filed 2003-08-12
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission File Number 1-7172


                                BRT REALTY TRUST
                                ----------------
             (Exact name of Registrant as specified in its charter)

      Massachusetts                                             13-2755856
      --------------------------------------------------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      60 Cutter Mill Road, Great Neck, NY                          11021
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

                    7,498,377 Shares of Beneficial Interest,
                  $3 par value, outstanding on August 10, 2003

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)
                                                                               June 30,         September 30,
                                                                                 2003              2002
                                                                                 ----              ----
                                                                             (Unaudited)        (Audited)
                                     ASSETS

Real estate loans - Note 3:
    Earning interest, including $7,390 and
      $8,129 from related parties                                             $ 59,757             $ 84,112
    Not earning interest                                                           650                  415
                                                                                   ---                  ---
                                                                                60,407               84,527
   Allowance for possible losses                                                  (881)                (881)
                                                                                  ----                 ----
                                                                                59,526               83,646
Real estate assets - Note 4:
    Real estate properties net of accumulated
      depreciation of $1,403 and $1,227                                          6,461                6,573
    Investment in unconsolidated real
      estate ventures at equity                                                  7,105                6,956
                                                                                 -----                -----
                                                                                13,566               13,529
 Valuation allowance                                                              (325)                (325)
                                                                                  ----                 ----
                                                                                13,241               13,204
                                                                                ------               ------
Cash and cash equivalents                                                       19,972                4,688
Securities available-for-sale at market - Note 5                                37,536               31,178
Other assets                                                                     2,116                2,215
                                                                                 -----                -----
          Total Assets                                                        $132,391             $134,931
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds - Note 6                                                   $      -             $ 14,745
    Mortgage payable                                                             2,697                2,745
    Accounts payable and accrued liabilities,
      including deposits of $696 and $1,265                                      2,522                3,150
    Dividends payable                                                            2,559                    -
                                                                                 -----
          Total Liabilities                                                      7,778               20,640
                                                                                 -----               ------

Shareholders' Equity - Note 2:
    Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
    Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
      issued - 8,883  shares at each date                                       26,650               26,650
    Additional paid-in capital                                                  80,895               80,864
    Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          19,196               12,426
    Unearned compensation                                                         (414)                   -
    Retained earnings                                                            9,978                7,218
                                                                                 -----                -----
                                                                               136,305              127,158
Cost of 1,357 and 1,493 treasury shares of
    beneficial interest at each date                                           (11,692)             (12,867)
                                                                               -------              -------
           Total Shareholders' Equity                                          124,613              114,291
                                                                               -------              -------

           Total Liabilities and Shareholders' Equity                         $132,391             $134,931
                                                                              ========             ========

          See Accompanying Notes to Consolidated Financial Statements.





                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts In Thousands except for Per Share Data)

                                                                     Three Months Ended                Nine Months Ended
                                                                          June 30,                          June 30,
                                                                    2003            2002             2003              2002
                                                                    ----            ----             ----              ----

Revenues:
   Interest and fees on real estate loans, including interest from related parties of $178 and $196 for the three month
     periods, respectively, and $550 and $408 for the nine month
     periods, respectively                                        $ 2,479         $ 2,342           $ 7,611           $ 7,989
   Operating income on real estate owned                              656             622             1,770             1,739
   Reversal of previously provided provision                            -               -                 -               500
   Other, primarily investment income                                 630             694             2,028             2,054
                                                                      ---             ---             -----             -----
          Total revenues                                            3,765           3,658            11,409            12,282
                                                                    -----           -----            ------            ------

Expenses:
   Interest on borrowed funds                                          72              40               206                83
   Advisor's fee                                                      220             265               640               695
   General and administrative                                         814             715             2,234             2,186
   Other taxes                                                        122             133               367               341
   Operating expenses relating to real estate owned,
     including interest on mortgages of $65 and $66
     for the three month periods, respectively, and $195
     and $199 for the nine month periods, respectively                354             346               982               949

   Amortization and depreciation                                       75              85               246               255
                                                                       --              --               ---               ---
           Total expenses                                           1,657           1,584             4,675             4,509
                                                                    -----           -----             -----             -----
Income before  equity in earnings of
   unconsolidated joint ventures and gain on sale                   2,108           2,074             6,734             7,773
Equity in earnings of unconsolidated entities                          (7)             58                87               571
Net gain on sale of real estate assets                                200               -               395               607
Net realized gain on sale of available-for
     -sale securities                                               2,468               -             2,614                 -
                                                                    -----                             -----
Income before minority interest                                     4,769           2,132             9,830             8,951
Minority interest                                                     (15)            (10)              (35)              (30)
                                                                      ---             ---               ---               ---

Net income                                                        $ 4,754         $ 2,122           $ 9,795           $ 8,921
                                                                  =======         =======           =======           =======

Income per share of beneficial interest:

Basic earnings per share                                          $   .64         $   .29           $  1.32           $  1.21
                                                                  =======         =======           =======           =======
Diluted earnings per share                                        $   .63         $   .28           $  1.29           $  1.19
                                                                  =======         =======           =======           =======

Cash distributions per common share                               $   .34         $   .26           $   .94           $   .76
                                                                  =======         =======           =======           =======


Weighted average number of common shares outstanding:

Basic                                                           7,469,257       7,383.282         7,445,382         7,368,063
                                                                =========       =========         =========         =========
Diluted                                                         7,599,922       7,530,756         7,569,255         7,497,900
                                                                =========       =========         =========         =========






          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                (Amounts In Thousands except for Per Share Data)



                                                                      Accumulated
                                          Shares of      Additional    Other Com-                 Unearned
                                          Beneficial      Paid-In      prehensive     Retained     Compen-    Treasury
                                           Interest       Capital        Income       Earnings     sation      Shares      Total

Balances, September 30, 2002                $26,650       $80,864        $12,426       $7,218 $       -      $(12,867)    $114,291

Distributions - common share
      ($.94 per share)                            -             -              -       (7,035)         -            -       (7,035)

Exercise of stock options                         -          (155)             -           -           -          933          778

Issuance of restricted stock                      -           428              -            -       (428)           -            -

Compensation expense -
      restricted stock                            -             -              -            -         14            -           14

Net income                                        -             -              -        9,795          -            -        9,795
     Other comprehensive
      income - net unrealized
      gain on available-for-sale
      securities (net of reclassi-
      fication adjustment for
      gains included in net
      income of $2,468)                           -             -          6,770            -          -            -        6,770
                                                                                                                             -----
Comprehensive income                              -             -              -            -          -            -       16,565
                                            --------------------------------------------------------------------------------------
Balances, June 30, 2003                     $26,650       $81,137        $19,196       $9,978      $(414)    $(11,934)    $124,613
                                            ======================================================================================






          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts In Thousands)
                                                                                          Nine Months Ended
                                                                                               June 30,
                                                                                               --------
                                                                                        2003              2002
                                                                                        ----              ----

Cash flow from operating activities:
   Net income                                                                         $ 9,795           $ 8,921
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Amortization and depreciation                                                        246               255
     Reversal of previously provided allowances                                             -              (500)
     Restricted stock expense                                                              14                 -
     Net gain on sale of real estate loans and properties                                (395)             (607)
     Net gain on sale of available-for-sale securities                                 (2,614)                -
     Equity in earnings of unconsolidated real estate ventures                            (87)             (571)
     Increase in straight line rent                                                      (115)             (115)
     Decrease in interest and dividends receivable                                        211               123
     Decrease in prepaid expenses                                                          28                11
     (Decrease) Increase in accounts payable
       and accrued liabilities                                                           (218)               89
     Decrease in deferred revenues                                                       (169)              (62)
     Decrease in escrow deposits                                                         (181)             (346)
     (Increase) Decrease in deferred costs                                                (75)               21
     Other                                                                                (11)              (25)
                                                                                          ---               ---
Net cash provided by operating activities                                               6,429             7,244
                                                                                        -----             -----

Cash flows from investing activities:
   Collections from real estate loans                                                  68,145            25,848
   Proceeds from sale of loans                                                              -             4,097
   Additions to real estate loans                                                     (44,026)          (34,383)
   Additions to real estate loans - BRT joint ventures                                      -            (7,123)
   Net costs capitalized to real estate assets                                           (101)              (35)
   Proceeds from the sale of real estate                                                  432               607
   Investment in real estate ventures                                                    (214)             (275)
   Purchase of available-for-sale securities                                           (2,027)                -
   Sales of available-for-sale securities                                               5,052                 -
   (Decrease) Increase in deposits payable                                                (68)              141
   Partnership distributions                                                              153               747
                                                                                          ---               ---
Net cash provided by (used in) investing activities                                    27,346           (10,376)
                                                                                       ------           -------

Cash flow from financing activities:
   Repayment of borrowed funds - credit facility                                      (14,745)                -
   Net change in borrowed funds - margin account                                            -             7,669
   Payoff/paydown of loan and mortgages payable                                           (48)              (44)
   Cash distribution - common shares                                                   (4,476)           (3,690)
   Exercise of stock options                                                              778               366
                                                                                          ---               ---
   Net cash (used in) provided by financing activities                                (18,491)            4,301
                                                                                      -------             -----

   Net increase in cash and cash equivalents                                           15,284             1,169
   Cash and cash equivalents at beginning of period                                     4,688             4,106
                                                                                        -----             -----
   Cash and cash equivalents at end of period                                        $ 19,972          $  5,275
                                                                                     ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                         $    411          $    259
                                                                                     ========          ========
Non cash investing and financing activity:
   Accrued distributions                                                             $  2,559          $      -
                                                                                     ========          ========

          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2003 and for the three and nine months ended June 30, 2003 and 2002 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results for the full year.

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

Note 2 - Shareholders' Equity

Distributions

During the quarter ended June 30, 2003, BRT declared a cash distribution to shareholders of $.34 per share. This distribution totaled $2,559,000 and was payable July 2, 2003 to shareholders of record on June 20, 2003.

Stock Options

During the quarter ended June 30, 2003, 37,875 previously issued options were exercised. Proceeds from these options totaled $285,000.

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

Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:


                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                             June 30,
                                                          --------                             --------
                                                  2003                2002             2003              2002
                                                  ----                ----             ----              ----

Net income to common
     shareholders as reported                    $4,754              $2,122            $9,795           $8,921
Less: Total stock-based employee
     compensation expense
     determined under fair value
     based methods for all awards                    31                  31                93               93
                                                     --                  --                --               --
Pro forma net income                             $4,723              $2,091            $9,702           $8,828
                                                 ======              ======            ======           ======

Pro forma earnings per share
     of beneficial interest

Basic                                            $  .63              $  .29           $  1.30          $  1.20
Diluted                                          $  .62              $  .28           $  1.28          $  1.18




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

Restricted Stock

During the quarter ended June 30, 2003, the Company issued 28,050 shares of restricted stock under its 2003 Incentive Plan which was approved by BRT's shareholders in March of 2003. The total number of shares allocated to this Plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. The Company records compensation expense under APB 25 over the vesting period, measuring the compensation cost based upon the market value of the shares on the date of grant. For the quarter and year to date ended June 30, 2003, the Trust recorded $14,000 of compensation expense.

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

The following table sets forth the computation of basic and diluted shares:



                                           For the three months ended               For the nine months ended
                                                    June 30,                                June 30,
                                                    --------                                --------
                                             2003                2002               2003               2002
                                             ----                ----               ----               ----

Basic                                      7,469,257            7,383,282          7,445,382          7,368,063

Effect of dilutive securities                130,665              147,474            123,873            129,837

Diluted                                    7,599,922            7,530,756          7,569,255          7,497,900


Note 3 - Real Estate Loans

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb probable losses on the existing portfolio.

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended June 30, 2003 and 2002, interest income would have increased by approximately $21,000 and $11,000, respectively. For the nine month period ended June 30, 2003 and 2002 the increase would have been $63,000 and $34,000, respectively.

Included in real estate loans are four second mortgages and two first mortgages to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At June 30, 2003, the aggregate balance of these mortgage loans was $7,390,000. Interest earned on these loans totaled $179,000 and $196,000 for the three months ended June 30, 2003 and June 30, 2002, respectively. For the nine month periods ended June 30, 2003 and June 30, 2002 interest earned on these loans totaled $550,000 and $408,000, respectively.

Note 4 - Investment in Unconsolidated Joint Ventures at Equity

We are a partner in seven unconsolidated joint ventures which own and operate seven properties. In addition to making an equity contribution, we may hold a first or second mortgage on the property owned by the venture.

Unaudited condensed financial information for the two most significant joint ventures is shown below.

                                Blue Hen Venture

                                                                               June 30,            September 30,
                                                                                 2003                  2002
                                                                                 ----                  ----

  Condensed Balance Sheet

  Cash and cash equivalents                                                    $    979              $  1,040
  Real estate investments, net                                                   15,945                15,921
  Other assets                                                                      193                   314
       Total assets                                                            $ 17,117              $ 17,275

  Mortgages payable                                                            $  3,415              $  4,154
  Other liabilities                                                                 136                   118
  Equity                                                                         13,566                13,003
        Total liabilities and equity                                           $ 17,117              $ 17,275

 Trust's equity investment                                                     $  5,459              $  5,207



                                                                  Three Months Ended             Nine Months Ended
                                                                      March 31,                       June 30,
                                                                      ---------                       --------
                                                                2003             2002            2003          2002
                                                                ----             ----            ----          ----

  Condensed Statement of Operations

  Revenues, primarily rental income                           $   772          $   752        $ 2,214         $ 2,293

  Operating expenses                                              352              287          1,062             901
  Depreciation                                                    122              111            359             334
  Interest expense                                                 72               91            231             290
       Total expenses                                             546              489          1,652           1,525

  Income before gain                                              226              263            562             768
  Gain on sale                                                      -                -              -             385
 Net income attributable to members                           $   226          $   263        $   562         $ 1,153

  Trust's share of net income                                 $   113          $   131        $   281         $   577

  Amount recorded in income statement                         $    84          $   131        $   252         $   748


The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen joint venture that is attributable to building and improvements is being amortized over the life of the related property.


                                 Rutherford Glen
                                                                              June 30,             September 30,
                                                                                2003                  2002
                                                                                ----                  ----

          Condensed Balance Sheet

          Cash and cash equivalents                                            $    260              $    110
          Real estate investments, net                                           18,814                19,360
          Other assets                                                              300                   268
                                                                                    ---                   ---
                Total assets                                                   $ 19,374              $ 19,738
                                                                               ========              ========

          Mortgages payable                                                    $ 19,012              $ 19,147
          Other liabilities                                                         536                   435
          Equity                                                                   (174)                  156
                                                                                   ----                   ---
               Total liabilities and equity                                    $ 19,374              $ 19,738
                                                                               ========              ========

          Trust's equity investment                                            $    (50)             $     78
                                                                               ========              ========




                                                                Three Months Ended               Nine Months Ended
                                                                      June 30,                        June 30,
                                                                      --------                        --------
                                                               2003             2002            2003          2002
                                                               ----             ----            ----          ----

  Condensed Statement of Operations

  Revenues, primarily rental income                           $   550          $   588        $ 1,725         $ 1,867
                                                              -------          -------        -------         -------

  Operating expenses                                              276              296            767             862
  Depreciation                                                    182              182            546             546
  Interest expense                                                364              367          1,095           1,110
                                                                  ---              ---          -----           -----
       Total expenses                                             822              845          2,408           2,518
                                                                  ---              ---          -----           -----

 Net income attributable to members                           $  (272)         $  (257)       $  (683)        $  (651)
                                                              =======          =======        =======         =======

  Trust's share of net income                                 $  (136)         $  (128)       $  (341)        $  (326)
                                                              =======          =======        =======         =======

  Amount recorded in income statement                         $  (136)         $  (128)       $  (341)        $  (326)
                                                              =======          =======        =======         =======


Note 5 - Available-For-Sale Securities

Included in available-for-sale securities are 1,191,900 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $15,656,000 and a fair value at June 30, 2003 of $34,267,000. The shares held by the Trust represent approximately 6.91% of the outstanding shares of Entertainment Properties Trust as of May 1, 2003.

During the quarter ended June 30, 2003 the Trust sold 163,000 shares of EPR. These shares, which had a cost basis of $2,150,000, were sold for $4,618,000 resulting in a gain of $2,468,000.

Also included in available-for-sale securities are 133,950 shares of Atlantic Liberty Financial Corp. (NASDAQ:ALFC), which have a cost basis of $2,034,000 and a fair market value of $2,431,000. The shares held by the Trust represent approximately 7.83% of the outstanding shares of Atlantic Liberty as of June 13, 2003.



Note 6 -Borrowed Funds

On June 6, 2003 the Trust amended it's existing $15 million credit line with North Fork Bank, primarily to increase the maximum borrowing to $30 million. In addition, the maturity date of the facility was extended from August 1, 2004 to June 1, 2006. A fee of $75,000 was paid to North Fork Bank in connection with this amendment. The Trust also may extend the term of the facility for two one year periods for a fee of $75,000 each year. Borrowings under the facility are secured by specific receivables and the credit agreement provides that the amount borrowed will not exceed 65% (increased from 60%) of the collateral pledged. As of June 30, 2003, BRT had provided collateral, as defined under the credit agreement, that would permit BRT to borrow up to approximately $20,500,000 under the facility. Interest charged on the outstanding balance is at prime plus 1/2%. At June 30, 2003, there was no outstanding balance on this facility.

In addition to our credit facility we have the ability to borrow funds through a margin account. At June 30, 2003, there was no outstanding balance on this margin facility. Interest expense for the three months ended June 30, 2003 was $72,000, which included the fees charged to maintain the margin account. At June 30, 2003, marketable securities with a fair value of $34,267,000 were pledged as collateral.

Note 7 - Comprehensive Income


Comprehensive income for the three and six month periods as follows:

                                                     Three Months Ended                   Nine Months Ended
                                                           June 30,                           June 30,
                                                           --------                           --------
                                                    2003              2002              2003               2002
                                                    ----              ----              ----               ----

Net income                                         $ 4,754          $ 2,122           $  9,795          $  8,921

Other comprehensive income -
    Unrealized gain on available -
    for-sale securities                                974            2,823              6,770            10,687
                                                       ---            -----              -----            ------

Comprehensive income                               $ 5,728          $ 4,945            $16,565           $19,608
                                                   =======          =======            =======           =======


Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $19,196,000 and $15,965,000 at June 30, 2003 and 2002, respectively.

Note 8 - Recent Accounting Pronouncements

Accounting for Stock-Based Compensation

The  Financial  Accounting  Standards  Board issued  Statement  No. 148 to amend
Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. However, the Company has

Note 8 - Recent Accounting Pronouncements (Continued)

continued to account for options in accordance with the provision of APB Opinio No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 2 for pro forma net income information.

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

Liquidity and Capital Resources

We are primarily engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by income producing property. Our investment policy emphasizes short-term mortgage loans. We also purchase senior and junior participations in short term mortgage loans and originate participating mortgage loans and loans to joint ventures in which we are an equity participant. Repayments of real estate loans in the amount of $49,537,000 are due and payable to us during the twelve months ending June 30, 2004, including $650,000, currently not earning interest, due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We maintain a $30,000,000 revolving credit facility with North Fork Bank. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 65% of qualified first mortgage loans pledged to North Fork Bank. As of June 30, 2003, we had provided collateral that would permit us to borrow up to approximately $20,500,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/2% (currently 4 1/2% per annum). The facility matures June 1, 2006 and may be extended, at our option, for two one year terms. At June 30, 2003, there was no outstanding balance on this facility.


We also have the ability to borrow on margin, using the shares we own in Entertainment Properties Trust as collateral. At June 30, 2003 there was approximately $14,606,000 available under this facility and there was no outstanding balance. The amount available under the facility will be reduced if the market value of the stock of Entertainment Properties Trust declines.

During the nine months ended June 30, 2003, we generated cash of $6,429,000 from operations, $68,145,000 from real estate loan collections and $5,052,000 from the sale of securities. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $44,026,000, repay outstanding borrowed funds of $14,745,000, purchase securities of $2,027,000 and pay shareholder dividends of $4,476,000. Our cash and cash equivalents were $19,972,000 at June 30, 2003.

We will satisfy our liquidity needs from cash and liquid investments on hand, the credit facility with North Fork Bank, the availability in our margin account collateralized by shares of Entertainment Properties Trust, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

Interest and fees on real estate loans increased by $137,000, or 6%, to $2,479,000 for the three months ended June 30, 2003 from $2,342,000 for the three months ended June 30, 2002. During the current quarter the average balance of loans outstanding increased by $1.7 million accounting for an increase of $49,000. A decrease in the average rate earned on the portfolio to 11.75% in the three months ended June 30, 2003 from 11.79% in the three months ended June 30, 2002 caused a $6,000 decrease. A $94,000 increase in fee income was realized in the three months ended June 30, 2003 as a result of increased amortization due to early payoffs and expired commitments, and to increased extension fee income.

For the nine months ended June 30, 2003, interest and fees on loans declined $378,000, or 5%, from $7,989,000 to $7,611,000. In the nine month period ended June 30, 2002 two participating loans were repaid resulting in additional interest and fees of $1,182,000, as compared to $105,000 recognized in the nine month period ended June 30, 2003 upon the payoff in full of a previously non-earning loan. Additional interest on participating loans is "non recurring" in nature. The decline in interest and fee income was offset in part by a $4.5 million increase in the average balance of loans outstanding resulting in a $398,000 increase in interest income. In addition, during the nine month period ended June 30, 2003, fee income increased by $305,000 primarily as a result of increased amortization due to the early payoff of loans, an increase in extension fees paid and a $90,000 exit fee received in the current period on the payoff of a loan.

Reversal of previously provided provisions decreased to $-0- from $500,000 for the nine month period ended June 30, 2003. During the nine month period ended June 30, 2002 we reduced our loan loss allowance as a loan which was previously considered impaired, was paid in full.

Other revenues, primarily investment income, decreased to $630,000 in the three months ended June 30, 2003, from $694,000 in the three months ended June 30, 2002, a decrease of $64,000, or 9%. The decline was due to a decline in the average interest rate earned on our money market and Treasury investments from 1.98% to .77%. We also experienced a decline in dividend income due to the sale of some securities. For the nine months ended June 30, 2003 other revenues, primarily investment income, decreased by $26,000, or 1%, from $2,054,000 to $2,028,000. During the nine month period the average interest rate on our money market and Treasury investments declined from 2.24% to 1.08% causing a $54,000 decline in investment income. This was partially offset by a $27,000 increase in dividend income received on our investment in shares of Entertainment Properties Trust and a $1.4 million increase in the average balance of money market and Treasury investments.

Interest expense on borrowed funds increased to $72,000 in the three months ended June 30, 2003 from $40,000 in the three months ended June 30, 2002. The increase of $32,000, or 82%, is due to an increase in the average balance of borrowings outstanding of $3.6 million. Interest expense on borrowed funds increased to $206,000 in the nine months ended June 30, 2003 from $83,000 in the nine months ended June 30, 2002. This increase of $123,000, or 148%, is due to an increase of $3.0 million in the average amount of borrowings outstanding in the current nine month period as compared to the prior six month period. At June 30, 2003 all amounts outstanding under our credit facility and margin account had been paid down to zero from principal payments received on outstanding loans.

The Advisor's fee, which is calculated based on invested assets, decreased $45,000, or 17%, in the three months ended June 30, 2003 to $220,000 from $265,000 in the three months ended June 30, 2002. In the nine months ended June 30, 2003 the fee decreased $55,000, or 8%, from $695,000 in the nine months ended June 30, 2002 to $640,000. During both of these periods, we experienced a decline in the outstanding balance of invested assets, the basis upon which the fee is calculated, thereby causing a decrease in the fee.

General and administrative expenses increased $99,000, or 14%, from $715,000 in the three months ended June 30, 2002 to $814,000 in the three months ended June 30, 2002. An increase of $27,000 was related to allocated expenses, primarily salary expense, which is determined pursuant to our Shared Services Agreement. The Trust also recorded a $28,000 increase in travel and advertising expense as the Trust has increased these expenditures in order to generate additional business. The remainder of the increases was in legal fees, compensation expense and restricted stock expense. For the nine months ended June 30, 2003 general and administrative expenses increased $48,000, or 2%, from $2,186,000 to $2,234,000 in the nine months ended June 30, 2003 primarily due to increases in salary and other compensation related expenses.

Other taxes decreased $11,000, or 8%, in the three months ended June 30, 2003 from $133,000 to $122,000. The amounts in the current period represents federal and state income on undistributed income and federal excise tax on income generated but not yet distributed. The prior period amount represents federal excise tax and alternative minimum tax which the Trust was responsible for while it was utilizing its net operating loss carryforwards. For the nine months ended June 30, 2003 other taxes increased $26,000, or 8%, to $367,000 from $341,000.
The increase primarily represents an increase in the amount of federal excise tax recorded.

Operating expenses relating to real estate increased $8,000, or 2%, from $346,000 in the three months ended June 30, 2002 to $354,000. For the nine months ended June 30, 2003 operating expenses related to real estate increased $33,000, or 3%, from $949,000 to $982,000. The increase in both periods is due to modest increases in certain operating expenses associated with our operating properties.

Equity in earnings of unconsolidated ventures decreased $65,000, or 112%, in the three months ended June 30, 2003 to ($7,000) from $58,000 in the three months ended June 30, 2002. The decline was due to an increase in operating expenses at several of the Trust joint venture properties. For the nine months ended June 30, 2003 equity in earnings of unconsolidated ventures decreased $484,000, or 85%, from $571,000 to $87,000. The decline in the nine month period is primarily the result of a gain recorded by one of the joint ventures in the nine month period ended June 30, 2002 from the sale of a parcel of land.

Gain on the sale of real estate assets increased $200,000 in the three months ended June 30, 2003 from $-0- in the three month period ended June 30, 2002. This resulted from the sale of one cooperative apartment unit in the current period. For the nine month period ended June 30, 2003 gain on sale of real estate assets declined from $607,000 in the period ended June 30, 2002 to $395,000 in the nine months ended June 30, 2003. In the current nine month period the gain resulted from the sale of two cooperative apartment units. In the prior year nine month period the gain resulted from the sale of an unimproved parcel of land we previously acquired in foreclosure.

Gain on sale of available-for-sale securities increased to $2,468,000 in the three month period ended June 30, 2003 from $-0- in the three month period ended June 30, 2002 and increased to $2,614,000 in the nine month period ended June 30, 2003 from $-0- in the nine month period ended June 30, 2002. The gain in both the current three and nine month periods resulted from the sale of real estate investment trust securities, including the sale of 163,700 shares of Entertainment Properties Trust for a gain of $2,468,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At June 30, 2003, approximately 62% of our loan portfolio was variable rate based primarily on the prime rate. Any changes in the prime interest rate could have a positive or negative effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have approximately a $253,000 positive effect on income before taxes and a one percent decline in interest rates would have approximately a $104,000 negative effect on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At June 30, 2003 our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, California and Delaware and it is therefore, subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

Our president and chief executive officer, senior vice president-finance and vice president and chief financial officer have participated in the design and implementation of our disclosure controls and procedures and have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation they have concluded that the controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. No significant deficiencies or material weaknesses were detected in our internal controls and therefore no corrective actions were taken.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1 (Exhibit 31.1) Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 (Exhibit 31.2) Certification of Senior Vice President-Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3 (Exhibit 31.3) Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.4 (Exhibit 31.4) Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.5 (Exhibit 31.5) Certification of Senior Vice President-Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.6 (Exhibit 31.6) Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 14, 2003 BRT filed an 8-K attaching a copy of its press release reporting its results of operations for the quarter and six months ended March 31, 2003.

On June 11, 2003 BRT filed an 8-K reporting that on June 6, 2003 BRT amended its $15 million credit facility with North Fork Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRT REALTY TRUST
Registrant




August  12,  2003                                /s/ Jeffrey Gould
-----------------                                -----------------
Date                                             Jeffrey Gould, President





August 12, 2003                                  /s/ George Zweier
---------------                                  -----------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer
                                                 (principal financial officer)

                                  EXHIBIT 31.1
                   CERTIFICATION (filed as Edgar Exhibit 99.1)

   I, Jeffrey Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 of BRT Realty Trust;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


   Date:   August 12, 2003
                                        /s/ Jeffrey Gould
                                        -----------------
                                        Jeffrey Gould
                                        President and
                                        Chief Executive Officer

                                     EXHIBIT 31.2
                   CERTIFICATION (filed as Edgar Exhibit 99.2)

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 of BRT Realty Trust;

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

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

   Date:   August 12, 2003                  /s/ David W. Kalish
                                            ---------------------
                                            David W. Kalish
                                            Senior Vice President-Finance

                                  EXHIBIT 31.3
                   CERTIFICATION (filed as Edgar Exhibit 99.3)

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 of BRT Realty Trust;

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

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

e) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

f) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

   Date:   August 12, 2003
                                        /s/ George Zweier
                                        ------------------------
                                        George Zweier
                                        Vice President and Chief
                                        Financial Officer

                                  EXHIBIT 32.1
                        (furnished as Edgar Exhibit 99.4)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 12, 2003            /s/ Jeffrey Gould
                                   --------------------
                                   Jeffrey Gould
                                   Chief Executive Officer

                                  EXHIBIT 32.2
                        (furnished as Edgar Exhibit 99.5)

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 12, 2003                    /s/ David W. Kalish
                                           ------------------------
                                           David W. Kalish
                                           Senior Vice President-Finance

                                  EXHIBIT 32.3
                        (furnished as Edgar Exhibit 99.6)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 12, 2003                              /s/ George Zweier
                                                     -------------------------
                                                     George Zweier
                                                     Chief Financial Officer