Form 10-K
period 2003-09-30
BRT REALTY TRUST
filed 2003-12-23
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003
                                            ------------------

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From ____________ to _______________.

                          Commission file number 1-7172

                                   BRT REALTY TRUST
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                        13-2755856
        ---------------------------------------------------------------
        (State or other jurisdiction                   (I.R.S. employer
         of incorporation or organization)          identification no.)

        60 Cutter Mill Road, Great Neck, New York              11021
        ---------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

         Registrant's telephone number, including area code 516-466-3100
                                                            ------------

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class    Name of each exchange on which registered
         ----------------------------------------------------------------
         Shares of Beneficial                     New York Stock Exchange
         Interest, $3.00 Par Value

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                       ----------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X     No
                                  ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                               Yes     No  X
                                          ---

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $46,890,507 based on the last sale price of the common equity on March 31, 2003, which is the last business day of the registrant's most recently completed second quarter.

         As of December 1, 2003 the registrant had 7,531,127 shares of Beneficial Interest outstanding, excluding treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of BRT Realty Trust to be filed not later than January 28, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I
Item l.  Business.
         --------

General

         We are a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts. Our principal business activity is to generate income by originating and holding for investment, for our own account, senior and junior real estate mortgage loans secured by income producing real property. In addition, we purchase and hold for investment senior or junior participations in existing mortgage loans originated by others secured by income producing real property. On occasion, we participate as both lender to and an equity participant in joint ventures which acquire income producing real property and we will originate and hold for investment a loan secured by an improved commercial or multi-family residential property that is vacant, pending renovation and sale or leasing. We have originated in the past, and will consider in the future, loans to entities which own income producing real property or real property under construction, secured by the individual owners' partnership or limited liability company interests in the owning entity. This type of loan is commonly referred to as "mezzanine financing." We also originate and hold for investment participating mortgage loans secured by income producing property. Except for loans to our joint ventures and participating mortgage loans, we seek and prefer to invest in loans with terms ranging from six months to three years, referred to as bridge loans. A participating mortgage loan is usually for a term of one to five years. We do not generally finance new construction, but will finance renovation activities involved in rehabilitating and upgrading a property. From time to time we have provided mortgage financing secured by undeveloped real property. Finally, we have invested in equity securities of other REITs, the increase in the market value and the subsequent sale of which may account for income to us, although we do not consider this to be part of our usual business activities.

         We will originate loans secured by real property located anywhere in the United States. In the past our activities have focused on the New York metropolitan area, including New Jersey and Connecticut. During the last few years, however, the scope of our lending activities has been national. As of September 30, 2003, we had 32 mortgage loans outstanding, aggregating $66,878,000 principal amount of loans outstanding before allowances of $881,000, which include senior and junior mortgage loans, senior and junior participations in mortgage loans, and loans to joint ventures. Our loan portfolio is secured by real property located in 10 states, of which 57% of the principal amount of our outstanding loans were secured by properties located in the New York metropolitan area, including New Jersey and Connecticut, 16% by properties located in the State of California, 12% by properties located in the State of Delaware, and 15% by properties in other States. During October 1, 2002 to September 30, 2003, or our 2003 fiscal year, we originated $58,716,000 principal amount of loans and received payoffs and paydowns of $76,365,000 principal amount of loans.

         A majority of the mortgage loans originated and held by us bear interest at a floating rate related to the prime rate, also referred to as adjustable rate mortgages, with a stated minimum interest rate. A portion of our mortgage loans are adjustable rate mortgages without a stated minimum interest rate, and a portion of our mortgage loans provide for a fixed rate of interest. If the prime rate declines, our revenues will decline, but this reduction will be limited because a majority of our mortgage loans provide for a stated minimum interest rate. Conversely, the benefit to us of an increase in the prime rate will also be limited because a portion of our portfolio provides for a fixed rate of interest although a substantial number of mortgage loans in our portfolio contain an adjustable rate interest provision. Interest on mortgage loans held by us is payable monthly. Furthermore, on first mortgage loans, we usually hold escrows, also payable monthly, to cover real estate taxes and casualty insurance premiums. We may require a borrower to fund an interest reserve out of the net loan proceeds, from which all or a portion of the interest payments due to us are made for a specified period of time.

         We receive a commitment fee on substantially all mortgage loans we originate and usually receive an extension fee in connection with the extension of a loan. These fees are generally paid at the time a loan is funded or extended. Commitment and extension fees are taken into income over the life of the loan. If we issue a commitment and the loan is not consummated, the fee is recognized at the expiration of the commitment. Non-refundable fees, which includes an advance against projected legal fees, our due diligence costs and other projected miscellaneous costs to be incurred by us, are received for many of our commitments. In the 2003 fiscal year, we earned $1,773,000 on all commitment and loan related fees.

         On September 30, 2003 our mortgage portfolio consisted of 32 mortgage loans totaling $65,997,000 in aggregate principal amount, net of allowances of $881,000, which represented 47% of our total assets. As of September 30, 2003, all outstanding loans, except for four mortgage loans in the principal amount of $3,145,000, with an allowance of $377,000 for loan losses, were earning interest. The mortgage loans not earning interest represent approximately 4.7% of the outstanding loan portfolio at September 30, 2003.

         Of the principal amount of loans outstanding on September 30, 2003, 70% represented first mortgage loans or first mortgage loans in which we held a senior or pari passu participation, and 30% represented second mortgage loans and junior participations.

         During the fiscal year ended September 30, 2003 in addition to originating mortgage loans and purchasing participations in existing mortgage loans, we were engaged in managing our loan portfolio, supervising the management of real estate assets acquired in foreclosure and owned by us, overseeing the activities of joint ventures in which we were involved as an equity participant, and leasing our real estate assets. Approximately 9.4% of our total assets on September 30, 2003, or an aggregate of $13,066,000 after valuation allowances of $325,000, were represented by real estate assets, excluding mortgage loans receivable, but including investments in joint ventures.

         On September 30, 2003, we had an investment of $33,748,000 in the securities of other real estate investment trusts, or 24.3% of our total assets, of which $32,844,000, or 23.6% of our total assets, represented an investment in the common shares of Entertainment Properties Trust ("EPR"). At September 30, 2003 we owned 1,094,800 shares of the Common Stock of EPR, or 5.44% of EPR's outstanding shares, at a cost for book purposes of $14,381,000. As of September 30, 2003, we had an unrealized gain on our investment in EPR of $18,463,000, and $248,000 of net unrealized gain on the securities of other real estate investment trusts. In the 2003 fiscal year, we sold 260,800 shares of EPR for a gain of $4,187,000 and since September 30, 2003 we have sold 35,600 additional shares of EPR at a gain of $720,000. We may from time-to-time purchase the securities of other REITs and we may sell the shares we own in other REITs, including common shares of EPR owned by us, if our management determines that any such transaction would be beneficial to us. Under the Investment Company Act of 1940 if more than 40% of a company's assets are investment securities then such company could be subject to the Investment Company Act of 1940. We monitor the value of our securities portfolio in order to avoid being categorized as an investment company.

Investment Policy
-----------------

         Our investment policy emphasizes the origination for our own account of short-term senior and junior real estate mortgage loans secured by liens on income producing real property. We have on occasion originated and held for investment a loan secured by an improved commercial or multi-family residential property which is vacant, pending renovation and sale or leasing. We also, from time-to-time, purchase a senior participation or a junior participation in an existing short term bridge loan originated by others and sell on a junior, senior or pari passu basis a participation in a loan originated by us. Junior mortgage loans and junior participations in existing mortgage loans are subordinate to one or more prior liens.

         We also originate mortgage loans to joint ventures in which we are an equity participant. If a determination is made by management that a real property investment will provide an opportunity to participate in capital appreciation, then we may make an equity investment with a joint venturer, and make a loan, either senior or junior, to the venture. At September 30, 2003, we had $6,930,000 invested in joint ventures in which we were an equity participant, and $3,159,000 in first mortgage loans and $3,975,000 in second mortgage loans was due to us from these joint ventures. Every mortgage loan made by us to a joint venture in which we are an equity participant is secured by the property owned by the venture.

         In the past we have originated for our own account participating mortgage loans. At September 30, 2003, there were no participating mortgage loans outstanding. A participating mortgage loan is secured by a first or second mortgage lien on income producing real property and provides for a fixed or floating interest rate, which is related to the prime rate. This fixed or floating interest rate is at a somewhat lesser rate than the rate charged by us on our short-term mortgage loans, is for a longer term, and provides for payment of "additional" or "appreciation" interest either at the time of the sale or refinancing of the property securing the loan or at the maturity of the loan. The additional interest is usually calculated based on the incremental value of the property securing the mortgage from the date the loan is consummated to the date the loan is paid off, but can also be based on a fixed rate, or other negotiated criteria.

         From time to time we originate mezzanine loans to the owner of real property secured by some or all of the interests in the ownership entity, usually partnership or limited liability company interests. These loans are junior to the direct mortgage or mortgages placed on the property owned by the ownership entity.

         We have no fixed policy or limitation on the amount or percentage of our assets which we may invest in a single mortgage loan. The largest loan originated in our 2003 fiscal year was $14,000,000, of which no amount is currently outstanding. The trend over the past few years has been for larger loan transactions with the principal amount originated per loan transaction increasing year over year. During the year ended September 30, 2003, the average loan originated was $3,650,000 compared to $2,575,000 during the year ended September 30, 2002. Since October 1, 2003 we have originated a mortgage loan to one borrower in the principal amount of $23,500,000.

         Our lending activities are nationwide. As of September 30, 2003, we have loans outstanding that are secured by properties located in 10 states. It is not our present intent to originate or otherwise invest in any mortgage loan secured by property located outside the United States and Puerto Rico.

         Loan approvals and approval of joint venture investments are based on a review of information submitted by the proposed borrower or proposed joint venturer, as well as due diligence activities undertaken by us, including a site visit to the property, a title review of the underlying property, in-house property evaluations, a review of the results of operations of the property or in case of an acquisition by our borrower a review of the borrower's projected results of operations for the property, and a review of the financial condition of the prospective borrower. Final approval is determined by a loan committee consisting of several of our executive officers and must be obtained before a commitment is issued. Board approval is required for each loan which exceeds $10,000,000 in principal amount. In addition, in most instances, we receive an environmental study which is paid for by the potential borrower. We do not require a property appraisal by an independent appraiser.

         We use our own capital for investing in mortgage loans and joint ventures. In addition, we have arranged a credit facility with North Fork Bank to make funds available for real estate mortgage lending. Under the credit facility, North Fork Bank makes available up to $30,000,000 on a revolving basis. The maximum amount which can be outstanding under the credit facility is the lesser of 65% of first mortgages pledged to North Fork Bank as collateral, or $30,000,000. At September 30, 2003, $21,061,000 was available under the facility and $1,000,000 was outstanding. At December 1, 2003 $30,000,000 was available under the facility and $7,250,000 was outstanding. The credit facility matures on June 1, 2006 with two one-year extensions available to us. Borrowings under the facility bear interest at prime plus 1/2 of 1% (currently 4 1/2% per annum). The loan agreement between us and North Fork Bank contains affirmative and negative covenants, including a minimum net worth requirement of $70,000,000, as defined in the agreement, and a required debt coverage ratio. The definition of net worth excludes any securities available-for-sale owned by us and, as computed in accordance with the loan agreement, was $89,578,000 at September 30, 2003. We are in compliance with all covenants.

         We also have the ability to borrow under a margin line of credit maintained with Wachovia Securities LLC secured by the shares of stock we own in EPR. Borrowings under the margin line of credit currently bears interest at 3% per annum. At September 30, 2003 $13,138,000 was available under this facility of which we had $3,755,000 outstanding. At December 1, 2003, $10,201,000 is outstanding under the margin facility.

         Since the spreads between the interest paid by us on the credit line and the margin credit line and the interest paid to us by a borrower can range from approximately 5% to 10%, the use of leverage increases our yields.

         The mortgage loans that we originate generally provide for recourse to our borrowers, but are not insured, in whole or in part, as to collectability. We will obtain either a personal guarantee or a "walk-away guarantee" from the principal or principals of the borrower for most loans originated. A "walk-away guarantee" provides in substance that the guarantee terminates if the borrower conveys title to the property to us within a negotiated period of time after a loan default, subject to the satisfaction by the borrower or the guarantor of specific requirements such as current payment of all real estate taxes and operating expenses. The "walk-away guarantee" is intended to provide an incentive to the principals of a borrower to have the collateral deeded to us, in lieu of foreclosure, thereby eliminating the need for foreclosure proceedings in situations where the borrower runs the risk of losing the property in a foreclosure and the further risk of being personally responsible on his guaranty for any shortage in the amount we recover in the foreclosure proceeding.

         Loan defaults will reduce our current return and may require us to become involved in expensive and time consuming procedures, including foreclosure and/or bankruptcy proceedings. In the event of a default by the borrower on a mortgage loan, we will foreclose on the mortgage or other collateral held by us or seek to protect our investment through negotiations with the borrower or other interested parties, which may involve further cash outlays. During a foreclosure proceeding, we will usually not receive interest payments under our mortgage. Foreclosure proceedings in certain jurisdictions can take a considerable period of time, up to two years or more in many instances. In addition, if the borrower files for protection under the federal bankruptcy laws during the foreclosure process, then the delays may be longer. In a mortgage foreclosure proceeding, we will typically seek to have a receiver appointed by the Court or an independent third party property manager appointed with the borrower's agreement in order to preserve the rental income stream and provide for the maintenance of the property. At the conclusion of the foreclosure or negotiated workout process, which occurs after the property is either sold at auction to a third party purchaser, acquired by us, or the workout process results in the borrower or its designee retaining the property, then the amounts, if any, collected by the receiver or the third party manager, less costs and expenses of operating the property and the receiver's or manager's fees, are usually paid over to us. Except for one non-earning loan in the outstanding principal amount of $650,000, which is in default and is in foreclosure and three cross-collateralized loans in the total principal amount of $2,495,000 which is the subject of a single foreclosure action, no foreclosure proceedings commenced by us were pending as of September 30, 2003 and as of the date of this filing.

         When we invest in junior mortgage loans, junior participations in existing loans or if we invest in the future in mezzanine loans secured by partnership or limited liability company interests, the collateral securing our loans are, or will be, subordinate to the liens of senior mortgages or senior participations. At September 30, 2003, approximately 30% of our real estate mortgages, or $19,842,000 principal amount, were represented by junior mortgages or junior participations. In certain cases, we may find it advisable to make additional payments in order to maintain the current status of prior liens or to discharge them entirely or to make working capital advances to support current operations. It is possible that the amount which may be recovered by us in cases in which we hold a junior position may be less than our total investment, less allowances for possible losses, and we could lose our entire investment in that loan.

Current Loan Status
-------------------
         Our lending activities focus on income producing properties such as multi-family residential properties, residential condominiums, office buildings, shopping centers, mixed use buildings, hotels/motels and industrial buildings. As of September 30, 2003, we had 32 mortgage loans in our mortgage portfolio, totaling $66,878,000 in aggregate principal amount and $65,997,000 after allowances for possible losses of $881,000 against 4 loans. During the year ended September 30, 2003, $58,716,000 of mortgage loans were originated or acquired and $76,365,000 of outstanding loans were repaid in whole or in part. The three largest mortgage loans outstanding at September 30, 2003 of $10,400,000, $8,200,000 and $4,916,000 represent 7.48%, 5.90% and 3.54%, respectively, of our total assets. No other mortgage loan accounted for more than 3.5% of our total assets on September 30, 2003. As of December 1, 2003 the three largest mortgage loans outstanding in principal amount were $23,500,000, $10,400,000 and $8,200,000.

         Loan originations are generated, and senior or junior loan participations are acquired, by us in a number of ways. To a large extent, we rely on the relationships developed by our officers and loan originators with real estate investors, commercial real estate brokers, mortgage brokers, and bankers. In addition, we advertise our programs and activities in real estate publications and journals and our executive officers and loan originators attend industry activities and trade shows. As a result of our advertising and promotional activities and our participation in trade shows, our transactions have expanded nationally. We have also experienced a great deal of repeat business with our borrowers.



The following sets forth information regarding our mortgage loans outstanding at
September 30, 2003:
                                                                   Interest       Non-Interest        Prior         No. of
                                                   Total            Earning          Earning          Liens          Loans

First mortgage loans:
     Long-term
     Residential (Multi-Family)                 $    41,000       $    41,000      $         -      $        -           1
     Short-term (five years or less):
        Shopping centers/retail                  17,544,000        17,544,000                -               -           5
        Industrial buildings                      5,985,000         5,985,000                -               -           3
        Office buildings                          5,826,000         5,176,000          650,000               -           4
        Residential                              17,640,000        16,112,000        1,528,000               -          11

Second mortgage loans, and junior participations:
     Short-term (five years or less):
        Residential                              18,817,000        17,850,000          967,000      93,496,000           5
        Retail                                      475,000           475,000                -       2,509,000           2
        Office                                      550,000           550,000                -       3,767,000           1
                                              -------------      ------------ ----------------       ---------         ---
                                                $66,878,000       $63,733,000      $ 3,145,000     $99,772,000          32


         As of September 30, 2003, we had allowances for possible losses on our real estate mortgage portfolio of $881,000. The allowances were on four mortgage loans with a total principal balance outstanding of $5,452,000. In determining the allowance for possible loan losses, we take into account a number of factors including a market evaluation of the underlying collateral, the underlying property's estimated cash flow during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less estimated selling costs. We also take into account the extent of liquidity in the real estate industry, particularly in the New York metropolitan area where approximately 57% of our portfolio is located. Management monitors a borrower's performance and compliance with the loan documents and where we hold a junior lien, we monitor the status of payments to the first mortgagee and real estate taxes. Our management reviews the loan portfolio on a quarterly basis to determine if allowances are needed.

         When a mortgage loan is in default, we may acquire the underlying property through foreclosure or may take other action as is necessary to protect our investment. In negotiated workouts, we seek to acquire title to a property and in certain cases in the past we have acquired title to a property from our borrower and afforded the borrower the opportunity to reacquire the property within a specified period of time at a fixed price.

Investment in EPR
-----------------

         As of September 30, 2003, we owned 1,094,800 common shares of Entertainment Properties Trust (NYSE:EPR), constituting approximately 5.44% of the 20,124,833 common shares of EPR outstanding. The shares were purchased at an average cost for book purposes of $13.14 per share. As of September 30, 2003, the value of this investment was $32,844,000, or $30.00 per share. In the 2003 fiscal year, EPR paid or declared cash dividends to shareholders at a quarterly rate of $.50 per share, which provided us with an annual yield of 15.22% on our book cost. In the 2003 fiscal year, we sold 260,800 of our EPR shares for a gain of $4,187,000.

         Information with respect to the business of EPR is generally available from its filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2002, as well as Form 10-Q's and Form 8-K's filed by EPR since January 1, 2003. We have not independently verified any of the information contained therein with respect to EPR and we disclaim any responsibility for the accuracy or completeness thereof. We have no knowledge of the business, financial condition or results of operations of EPR, other than as set forth in the reports filed by EPR with the Securities and Exchange Commission, published industry reports related to the exhibition of motion pictures, and analysts reports relating to EPR.

Competition
-----------

         With respect to our real estate lending activities, we compete for investments with other REITs, commercial banks, savings and loan associations, conduits, pension funds, public and private lending companies, and mortgage banking firms. Competition for mortgage loans is highly competitive, with lenders competing on rate, fees, amounts committed, term and service. Many of our competitors possess greater financial and other resources than we have. We compete by offering rapid response time in terms of approval and closing and by offering "no prepayment penalty" loans and we may offer a higher loan to value ratio than institutional competitors. In order to compete more effectively, we have engaged in more active advertising and marketing activities, which has expanded our lending activities on a more national basis.

Employees
---------

         We share executive, administrative, legal, accounting and clerical personnel with several affiliated companies, including, among others Gould Investors L.P., a partnership involved in the ownership and operation of a diversified portfolio of commercial real estate, and One Liberty Properties, Inc., an equity REIT which owns a diversified portfolio of real estate under long-term leases. Jeffrey A. Gould, our President and Chief Executive Officer, George Zweier, our Vice-President and Chief Financial Officer, two officers engaged in loan origination and underwriting activities, and one person engaged in administrative activities devote all, or substantially all, of their business time to our activities. The balance of the other persons who devote time to our activities do so on a part-time basis pursuant to a Shared Services Agreement under which their payroll is allocated among the parties to the agreement based on time devoted to the affairs of the participating parties. We believe this sharing arrangement provides us with access to senior executives and professionals with substantial experience in real estate and real estate lending that a company of our size would not otherwise be able to afford.

         In addition, we have entered into an agreement with REIT Management Corp. pursuant to which it acts as our advisor. Subject to the supervision of our Board of Trustees, REIT Management Corp. participates in originating and evaluating loans and investment opportunities, provides property inspection services in connection with loan originations and construction related activities, directs negotiations in workout situations with respect to non-earning and delinquent loans and supervises and provides support services in litigation activities.

         We engage entities, including entities affiliated with REIT Management Corp., to manage properties, including cooperative apartments, held by us and some of the joint ventures in which we have an equity interest. These management services include, among other things, rent billing and collection, property maintenance, contractor negotiation, construction management, sales, leasing and mortgage brokerage. In management's judgment, the fees paid to REIT Management Corp. and entities affiliated with REIT Management Corp. are competitive with fees that would be charged for comparable services by unrelated entities.

Proposed Business Activity
--------------------------

         We are in the process of drafting the documentation to organize and obtain regulatory approval to operate a federally chartered savings and loan association. Regulatory approval will be required from the United States Office of Thrift Supervision and the Federal Deposit Insurance Corporation. We plan to operate the "de novo" bank as a wholly owned taxable REIT subsidiary with a capitalization of $20,000,000. The current plan is for the institution to act as a community oriented bank attracting deposits from its market area by offering competitive rates and investing these deposits, together with funds from on-going operations and borrowings into the origination of multi-family, commercial real estate, and to a lesser extent one-to-four family residential loans, construction loans and consumer loans. The "de novo" bank will service the New York Metropolitan Area, including the five boroughs of New York City, Nassau, Suffolk, Rockland and Westchester Counties and Northern New Jersey.

         There can be no assurance that we will be successful in organizing the "de novo" bank and obtaining regulatory approvals. The process of filing and obtaining approval may take nine months or longer and if we are successful in obtaining all approvals, we do not contemplate that we could commence operations until the last quarter of our 2004 fiscal year or the first quarter of our 2005 fiscal year. We do not contemplate that the operation of the bank will have a material effect on our business for several years. We anticipate spending approximately $300,000 in our 2004 fiscal year in organizing the "de novo" bank.

                                   Risk Factors
                                   ------------

         In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors

Risks Related to Our Business
-----------------------------

         Defaults on Loans by borrowers would result in decrease in income. -
         --------------------------------------------------------------------
Loan defaults will result in a decrease in interest income and an increase in loan loss reserves. The decrease in interest income resulting from loan defaults may be for a prolonged period of time as we seek to recover the principal balance and accrued interest due to us plus default interest and our legal costs in legal proceedings, including foreclosure actions and bankruptcy and reorganization proceedings. These legal proceedings are expensive and time consuming. The decrease in interest income and the costs involved in seeking to recover the amount due to us will reduce the amount of cash available to meet our expenses. The decrease in interest income combined with increases in loan loss reserves will also have an adverse impact on our net income, taxable income and shareholders' equity. The decrease in interest income and the costs involved in seeking to recover the amounts due to us could also have an adverse impact on the cash distributions paid by us to our shareholders and our ability to continue to pay cash distributions.

         Our primary source of recovery in the event a loan default is the real property underlying a defaulted loan and therefore the value of our loan depends upon the value of the underlying real property. The value of the underlying property is dependent on numerous factors outside of our control, including national, regional and local business and economic conditions, government economic policies, the level of interest rates, and non performance of lease obligations by tenants occupying space at the underlying real property.

         If a significant number of our mortgage loans are in default or we
         ------------------------------------------------------------------
otherwise must write down our loans, a breach of the Net Worth Covenant of our
-----------------------------------------------------------------------------
bank line of credit could occur. - If a significant number of our mortgage loans
----------------------------------
are in default and/or a recessionary environment exists under which generally accepted accounting principles require us to take provisions against our loans or against our real estate assets, our net worth could be materially adversely affected. If our net worth, as defined, falls below $70,000,000, we would be in breach of the minimum net worth covenant contained in the credit line we maintain with North Fork Bank. The definition of net worth in our credit line agreement does not give effect to any securities owned by us, including our ownership of shares of EPR. Our net worth at September 30, 2003, computed in accordance with the credit agreement, was $89,578,000.

         A breach by us of the net worth covenant would place us in default under our loan agreement with North Fork Bank and if the Bank called a default and required us to repay the full amount outstanding under the loan agreement, we could be required to dispose of assets in a rapid fashion, which could have an adverse impact on the amounts we would receive on such disposition. If we could not dispose of assets in a timely fashion to the satisfaction of the Bank, the Bank could foreclose on all or any portion of our loan portfolio pledged to the Bank as collateral, which could result in loans being disposed of at below market values. Disposition of loans at below our carrying value would adversely affect net income, reduce our net worth and adversely affect our ability to pay cash distributions to shareholders.

         Inability of our Borrowers to Refinance or Sell the Underlying Real
         -------------------------------------------------------------------
Property would lead to defaults on our loans. -  A majority of our mortgage
-----------------------------------------------
portfolio is short term and the preponderance of our portfolio is due within five years. In addition, our borrowers are required to pay all or substantially all of the principal balance of our loans at maturity, in most cases with little or no amortization of principal over the term of the loan. Accordingly, in order to satisfy this obligation, at the maturity of a loan, a borrower will be required to refinance or sell the property or otherwise raise a substantial amount of cash. The ability to refinance or sell or otherwise raise a substantial amount of cash is dependent upon factors which neither we nor our borrowers control, such as national, local and regional business and economic conditions, government economic policies, and the level of interest rates. If a borrower is not able to pay the balance due at maturity, and we are not willing to extend or restructure the loan, we will in most cases be required to foreclose on the property, which can be expensive and time consuming and could adversely affect our net income, shareholders' equity and cash distributions to shareholders.

         A Significant portion of our loans are Subordinate Loans. - At
         -----------------------------------------------------------
September 30, 2003 eight of our loans, constituting $19,842,000 in principal amount, or 30% of the carrying value of our loan portfolio, were junior mortgage loans or junior participations in mortgage loans. Because of their subordinate position, junior liens carry a greater credit risk than senior lien financing, including a substantially greater risk of non-payment of interest or principal. A decline in real estate values in the region in which the underlying property is located could adversely affect the value of our collateral, so that the outstanding balance of senior liens may exceed the value of the underlying property.

         In the event of a default of a junior lien, we may elect to make payments to the senior mortgage holder, if we have the right to do so, in order to prevent foreclosure of the senior position. In certain situations we may not have the right to elect to make payments to the senior position, and the senior lienholder may refuse to allow us to make any such payments. In such a situation, or if we elect not to make payments even if we have the right to do so, the senior lienholder may foreclose; in which event we will be entitled to share in the proceeds of the foreclosure sale only after amounts due to senior lienholders have been paid in full. This can result in the loss of all or part of our investment, adversely affecting our net income, shareholders' equity and cash distributions to shareholders.

         Our Loans may have High Loan to Value Ratios. - The loan to value ratio
         ---------------------------------------------
of certain of our loans exceeds 80%. Loan to value ratio is defined as the ratio of the amount of our loan, plus any senior indebtedness, to the value of the real property underlying the loan as determined by our own in-house procedures. The higher the loan to value ratio, the greater the risk that upon default the amount obtainable from a foreclosure or bankruptcy sale may be insufficient to repay the loan in full. In addition we may find it necessary to acquire the property at a foreclosure sale or bankruptcy auction, in which event we assume the risks and realize any benefits that may be derived from ownership.

         Our Portfolio Lacks Geographical Diversification. - As of September 30,
         ---------------------------------------------------
2003, 57% of the principal amount of our outstanding loans were secured by properties located in the New York Metropolitan Area, including New Jersey and Connecticut, although we originate and hold for investment loans secured by real property located anywhere in the United States and Puerto Rico. A lack of geographical diversification may make our mortgage portfolio more sensitive to local or regional economic conditions, which may result in higher default rates than might be incurred if our portfolio was more geographically diverse.

         We face stiff Competition for Loans. - We encounter significant
         ------------------------------------
competition from other REITS, banks, conduits, pension funds, public and private lending companies and mortgage bankers. At times we have to compete based on yield, which could reduce our returns. We seek to compete by offering rapid response time in terms of approval and closing. In addition, the real estate expertise of our executive group provides us with the ability to understand and structure complex loan transactions. However, many of our competitors have substantially greater assets than we do and therefore have the ability to make larger loans. An increase in funds available to lenders, or a decrease in borrowing activity, may increase competition for making loans and may result in loans available to us having a greater risk.

         We face risks relating to fluctuations in the Real Property Markets. -
         ----------------------------------------------------------------------
We are subject to the general risks of the real estate market. These include adverse changes in general and local economic conditions, demographics, retailing trends and traffic patterns, competitive overbuilding, casualty losses and other factors beyond our control. The value of the collateral underlying our loans, as well as the real estate owned by us and by joint ventures in which we participate, may also be negatively affected by factors such as the cost of complying with regulations and liability under applicable environmental laws, interest rate changes and the availability of financing. Income from a commercial or multifamily residential property will also be adversely affected if a significant number of tenants are unable to pay rent, if tenants terminate or cancel leases, or if available space cannot be rented on favorable terms. Operating and other expenses of properties, particularly significant expenses such as real estate taxes, maintenance costs and casualty and liability insurance costs, generally do not decrease when income decreases and even if revenues increase, operating and other expenses may increase faster than revenues.

         Casualty Risk. - All of our borrowers obtain, for our benefit,
         --------------
comprehensive insurance covering the property collateralizing our loan in an amount intended to be sufficient to provide for the replacement of the improvement at the property in the event of casualty. In addition, joint ventures in which we are a participant carry comprehensive insurance covering the property owned by the venture for the replacement cost of the improvements at such property in the event of a casualty and we carry insurance for such purpose on properties owned by us. However, the amount of insurance coverage maintained for any property may not be sufficient to pay the full replacement cost of the improvement following a casualty event. In addition, the rent loss coverage under a policy may not extend for the full period of time that a tenant may be entitled to a rent abatement that is a result of, or that may be required to complete restoration following, a casualty event. In addition, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks that may be uninsurable or that may not be economically insurable. Changes in zoning, building codes and ordinances, environmental considerations and other factors may make it impossible for our borrower, a joint venture or us, as the case may be, to use insurance proceeds to replace damaged or destroyed improvements at a property. If any of these or similar events occur, the amount of coverage may not be sufficient to replace a damaged or destroyed property and/or to repay in full the amount due on all loans collateralized by such property and, therefore, may reduce our returns and the value of our investment.

Other Risk Factors

         Senior Management and Key Personnel are Critical to our Business and
         --------------------------------------------------------------------
our Future Success may Depend on our Ability to Retain Them. - We depend on the
--------------------------------------------------------------
services of Fredric H. Gould, Chairman of our Board of Trustees, Jeffrey A. Gould our President and Chief Executive Officer, and other members of our senior management to carry out business and investment strategies. Only four officers, Jeffrey A. Gould, George Zweier, Vice President and Chief Financial Officer and David Heiden and Mitchell Gould, Vice Presidents, devote substantially all of their business time to our company. The remainder of our management personnel share their services on a part-time basis with entities affiliated with us and located in the same executive offices under a Shared Services Agreement. In addition, Jeffrey A. Gould devotes a limited amount of his business time to entities affiliated with us. As we grow our business, we will need to attract and retain qualified senior management and other key personnel, both on a full-time and part-time basis. The loss of the services of any of our senior management or other key personnel or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and our investment strategies.

         Relationships and Transactions with Affiliates Involve Conflicts of
         -------------------------------------------------------------------
Interest. - Entities affiliated with us and with certain of our officers provide
-----------
services to us and on our behalf and we intend to continue the relationships with such entities in the future. For a description of our current relationships and transactions with affiliates, please see the information under the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Transactions". Although we seek to have such services provided by affiliates at competitive market rates, there is the potential that we may not receive terms in these transactions as favorable as those we would receive if the services were provided by unaffiliated entities pursuant to competitive bid.

         We May Have Less Control of our Investment When We Invest in Joint
         ------------------------------------------------------------------
Ventures. - We have made loans to and acquired equity interests in joint
-----------
ventures that own income producing real property. Our co-venturers may have different interests or goals than we do or our co-venturers may not be able or willing to take an action that is desired by us. If we or our co-venturers have a disagreement with respect to the activities of the joint venture, it could result in a substantial diversion of time and effort by our management and could result in one of the co-venturers (including us) exercising the buy/sell provision typically contained in our joint venture organizational documents. In addition, there is no limitation under our charter documents as to the amount of funds that may be invested in joint ventures. Accordingly, we may invest a substantial amount of our funds in joint ventures which ultimately may not be profitable as a result of disagreement with or among co-venturers.

         We Cannot Assure our Ability to Pay Dividends in the Future. - We
         --------------------------------------------------------------
intend to pay quarterly cash distributions and to make cash distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to adjustments, is distributed. This along with other factors should enable us to qualify for the tax benefits afforded a REIT under the Internal Revenue Code. We have not established a minimum cash distribution payment level and our ability to pay cash distributions may be adversely affected by the risk factors described above. All cash distributions will be made at the discretion of our Board of Trustees and will depend on our taxable earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Trustees may deem relevant from time-to-time. We cannot give any assurance that we will be able to pay cash distributions in the future.

         Effect of Decrease in Market Value of, or Cash Distributions Paid on,
         ---------------------------------------------------------------------
EPR Stock. - The value of the shares of Entertainment Properties Trust owned by
------------
us at September 2003 was $32,844,000 while our cost basis was $14,381,000. At September 30, 2003 our balance sheet reflects as an asset $36,354,000 of available-for-sale securities, of which $32,844,000 represents the market value of the shares of EPR owned by us on September 30, 2003 and $18,463,000, or 15% of our shareholders' equity, represents the difference between our cost basis for such shares and the market value for such shares. We have no business relationship, affiliation with or influence over, the business or operations of EPR. Any substantial decrease in the market value of EPR shares, whether resulting from activities of EPR, its management, market forces or otherwise could result in a material decrease in our total assets and in our shareholders' equity.

         Our ownership of shares of EPR resulted in the receipt by us for the fiscal year ended 2003 of cash dividends of $2,464,000. In the fiscal year ending September 30, 2003 we sold 260,800 EPR shares for a gain of $4,187,000. The shares sold provided us with cash dividends of $303,000 in calendar 2003. If there is a decrease in the EPR dividend, for any reason, it could reduce the amount of cash distributions available for our shareholders. In addition, if the stock price of EPR were to decline, our profit from the sale of these shares would decline or could be eliminated.

         We have established a margin line of credit collateralized by the EPR shares owned by us. At September 30, 2003 $13,138,000 was available under this line of credit of which $3,755,000 was outstanding. When we have amounts outstanding under the margin line of credit, a significant decrease in the value of the EPR shares could result in a margin call and, if cash is not available from other sources, a sale of EPR shares may be required at a time when we are not desirous of selling EPR shares, resulting in the possibility that such shares could be sold at a per share loss.

Risks Related to the REIT Industry
----------------------------------

         Failure to Qualify as a REIT Would Result in Material Adverse Tax
         -----------------------------------------------------------------
Consequence and Would Significantly Reduce Cash Available for Distributions. We
----------------------------------------------------------------------------
believe that we have operated so as to qualify as a REIT under the Internal Revenue Code. Qualification as a REIT involves the application of technical and complex legal provisions for which there are limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely in our control may affect our ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

         If we fail to qualify as a REIT, we will be subject to federal, state and local income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates and would not be allowed a deduction in computing our taxable income for amounts distributed to shareholders. In addition, unless entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification is lost. The additional tax would reduce significantly our net income and the cash available for distributions to shareholders.

         We are Subject to Certain Distribution Requirements that May Result in
         ----------------------------------------------------------------------
our Having to Borrow Funds at Unfavorable Rates. - To obtain favorable tax
--------------------------------------------------
treatment associated with being a REIT, we generally will be required, among other things, to distribute to our shareholders at least 90% of our ordinary taxable income (excluding capital gains) each year. In addition, we are subject to a 4% non-deductible excise tax, on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. As a result of differences in timing between the receipt of income and the payment of expenses, and the inclusion of such income and the deduction of such expenses in arriving at taxable income, and the affect of non-deductible capital expenditures, the creation of reserves and the timing of required debt service (including amortization payments) we may need to borrow funds on a short-term basis in order to make the distributions necessary to retain the tax benefits associated with qualifying as a REIT, even if the prevailing market conditions are not generally favorable for such borrowings. Such borrowings could reduce our net income and the cash available for distributions to the holders of our beneficial shares.

         Compliance with REIT Requirements May Hinder Our Ability to Maximize
         --------------------------------------------------------------------
Profits. - In order to qualify as a REIT for federal income tax purposes, we
----------
must continually satisfy tests concerning, among other things, our sources of income, the amounts we distribute to our shareholders and the ownership of our stock. We may also be required to make cash distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

                  In order to qualify as a REIT, we must also insure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer, other than a qualified REIT security. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. This requirement could cause us to dispose of assets for consideration which is less than the true value and could lead to a material adverse impact on our results of operations and financial condition.

Forward-Looking Statements

         This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us contains certain-forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

o   defaults by borrowers in paying debt service on our loans;
o   an inability to originate loans on favorable terms;
o   increased competition from entities engaged in mortgage lending;
o   general economic and business conditions;
o   general and local real estate conditions;
o   changes in federal, state and local governmental laws and regulations;
o   an inability to retain our real estate investment trust qualification; and
o   the availability of and costs associated with sources of liquidity.

Accordingly, there can be no assurance that our expectations will be realized.

                       EXECUTIVE OFFICERS OF REGISTRANT

The following lists our executive officers. The business history of officers who are also Trustees will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2004.

Name                                               Office

Fredric H. Gould (*)                    Chairman of the Board of Trustees

Jeffrey A. Gould (*)                    President  and Chief Executive Officer;
                                        Trustee

Matthew J. Gould (*)                    Senior Vice President; Trustee

Simeon Brinberg (**)                    Senior Vice President; Secretary

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

David Heiden                            Vice President

Mitchell K. Gould                       Vice President

         (*)Fredric H. Gould is Jeffrey A. and Matthew J. Gould's father.

         (**) Simeon Brinberg is Mark H. Lundy's father-in-law.

         Simeon Brinberg (age 70) has been our Secretary since 1983 and a Senior Vice President since 1988. Mr. Brinberg has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., since October 1988. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. In June 1989 he became a Vice President of One Liberty Properties, Inc., a real estate investment trust engaged in the ownership of income producing real properties net leased to tenants under long term leases. Mr. Brinberg is a member of the New York Bar and was engaged in the private practice of law for approximately thirty years prior to 1988.

         David W. Kalish (age 56) was Vice President and Chief Financial Officer from June 1990 until August 1998. Since August 1998, Mr. Kalish has been our Senior Vice President, Finance. He has also been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June 1990. For more than five years prior to June 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company, and its predecessors.

         George E. Zweier (age 39) has been employed by us since June 1998 and was elected Vice President, Chief Financial Officer in August 1998. For approximately five years prior to joining us, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo - Mitsubishi Limited, in New York.

         Mark H. Lundy (age 41) has been a Vice President since 1993. He has been Secretary of One Liberty Properties, Inc. since June 1993 and he also serves as a Vice President of One Liberty Properties, Inc. Mr. Lundy has been a Vice President of Georgetown Partners, Inc. since July 1990. He is a member of the bars of New York and Washington, D.C.

         Israel Rosenzweig (age 56) has been a Senior Vice President since April 1998. Mr. Rosenzweig has been a Vice President of Georgetown Partners, Inc. since May 1997 and since 2000 he has been President of GP Partners, Inc., an affiliate of Gould Investors L.P., engaged in providing advisory services in the real estate and financial services industries to an investment advisor. He also has been a Senior Vice President of One Liberty Properties, Inc. since May 1997.

         Seth D. Kobay (age 49) has been a Vice President and our Treasurer since March 1994. In addition, Mr. Kobay, a certified public accountant, has been the Vice President of Operations of Georgetown Partners, Inc. for more than the past five years and is a Vice President and Treasurer of One Liberty Properties, Inc.

         David Heiden (age 38) has been employed by us since April 1998 and has been a Vice President since March 1999. From May 1997 until April 1998 Mr. Heiden was an associate at GMAC Commercial Mortgage engaged in originating and underwriting commercial real estate loans for securitization. He is a licensed real estate appraiser and real estate broker.

         Mitchell K. Gould (age 31) has been employed by us since May 1998 and became a Vice President in March 1999. From January 1998 until May 1998 he was employed by Bear Stearns Companies, Inc. where he was engaged in originating and underwriting commercial real estate loans for securitization. Mr. Gould is President of the Metropolitan Mortgage Officers Association and a director of the Young Mortgage Bankers Association.

Item 2.  Properties.
         ----------

         Our executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where we currently occupy approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building in which the executive offices are located is owned by a subsidiary of Gould Investors L.P. We contributed $60,131 to the annual rent of $362,000 paid by Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc., and related entities in the year ended September 30, 2003. We also lease under a direct lease with a subsidiary of Gould Investors L.P. approximately 1,800 square feet directly adjacent to the 12,000 square feet at an annual rental of $51,000.

         At September 30, 2003, we did not own any significant real property, (significant means a property with a book value amounting to 10% or more of our total assets). It has been our policy to operate, with a view toward eventual sale, all real estate assets acquired by us in foreclosure or deed in lieu of foreclosure. In 2003, the only real estate assets sold by us were shares and the related proprietary leases in three cooperative apartments sold for a gain on sale of $499,000.

Item 3.  Legal Proceedings.
         -----------------

         We are not a defendant in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         There were no matters submitted during the fourth quarter of the year ended September 30, 2003 to a vote of our security holders.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Matters

         Our shares of Beneficial Interest ("Beneficial Shares") are listed on the New York Stock Exchange ("NYSE"). The following table shows for the periods indicated, the high and low sales prices of the Beneficial Shares on the NYSE as reported on the Composite Tape and the per share dividend paid for the periods indicated.

                                                                                                   Dividend
         Fiscal Year Ended September 30,                     High              Low                Per Share
         ------------------------------                      ----              ---                ---------

         2003

         First Quarter                                      $13.75            $12.40                  $.30
         Second Quarter                                      14.10             13.10                   .30
         Third Quarter                                       17.50             13.65                   .34
         Fourth Quarter                                      19.49             15.40                   .36

         2002

         First Quarter                                      $12.01             $9.90                  $.24
         Second Quarter                                      14.00             12.05                   .26
         Third Quarter                                       13.90             13.00                   .26
         Fourth Quarter                                      13.75             11.65                   .28


         As of December 1, 2003 there were approximately 870 holders of record of our Beneficial Shares and approximately 2,980 shareholders. On December 1, 2003, the last reported sales price per Beneficial Share on the NYSE was $24.01.

         We qualify as a real estate investment trust for Federal income tax purposes. In order to maintain that status, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. The amount and timing of future cash distributions will be at the discretion of the Board of Trustees and will depend upon our financial condition, earnings, business plan, cash flow and other factors. Provided we are not in default of the affirmative and negative covenants contained in our credit agreement with North Fork Bank, the credit agreement with North Fork Bank does not preclude the payment by us of the cash distributions necessary to maintain our status as a real estate investment trust for federal income tax purposes.

Equity Compensation Plan Information

         The following table provides information as of September 30, 2003 with respect to Beneficial Shares that may be issued under the BRT Realty Trust 1996 Stock Option Plan and the BRT Realty Trust 2003 Incentive Plan.



                                                                                                  Number of
                                                                                                  Securities
                                                                                                  Remaining
                                                                                                 Available-for
                                                Number of                                           Future
                                               Securities                                        Issuance Under
                                              to be Issued               Weighted-                   Equity
                                              Upon Exercise               Average                 Compensation
                                             of Outstanding           Exercise Price            Plans (Excluding
                                                Options,              of Outstanding               Securities
                                              Warrants and           Options, Warrants            Reflected in
                                                 Rights                 and Rights                 Column (a)
                                                 ------                 ----------                 ----------
                                                   (a)                     (b)                         (c)



Equity compensation
plans approved by                             240,062                         $8.33                  321,200
security holders

Equity compensation                                 -                             -                        -
plans not approved
by security holders
                                              -------                         -----                  -------
Total                                         240,062                         $8.33                  321,200


Item 6.  Selected Financial Information

         The following table, not covered by the report of the independent auditors, sets forth selected historical financial data for each of the fiscal periods in the five years ended September 30, 2003. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.


                                                                       Fiscal Years Ended
                                                                          September 30,
                                            -------------------------------------------------------------------

                                             2003             2002          2001             2000          1999
                                             ----             ----          ----             ----          ----
                                                       (In thousands, except for per share amounts)


Operating statement data:
Total revenues                               $14,804         $17,398        $13,916         $10,260       $12,223
Income before equity in earnings of
  unconsolidated real estate ventures
 and gain on sale                              8,416          11,246          7,750           5,064         5,108
Net income                                    13,683          12,586         10,586           7,635        11,646
Income per
   beneficial share:
   Basic                                        1.83            1.71           1.47            1.07          1.63
   Diluted                                      1.80            1.68           1.45            1.05          1.61
Cash distribution per
   common share                                 1.30            1.04            .44               -             -

Balance sheet data:
Total assets                                 139,002         134,931        110,016          88,456        84,609
Earning real
   estate loans (1)                           63,733          84,112         67,513          40,413        44,682
Non-earning real
   estate loans (1)                            3,145             415            415           3,250             -
Real estate assets (1)                        13,391          13,529         13,708          12,325         6,765
Available-for-sale securities
  at market                                   36,354          31,178         24,030          16,310             -
Borrowed funds                                 4,755          14,745          2,101              88           331
Loans and mortgages
    payable                                    2,680           2,745         2,804                -           841
Shareholders' equity                         125,932         114,291       101,872           85,147        80,624

(1)      Earning and non-earning loans and real estate assets are presented without deduction of the related allowance for possible losses or valuation allowance.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

General
-------

     Our primary business operations involves the origination and servicing of mortgage loans. Our profitability is most affected by the number of loans originated during any period, the type of loans originated and the payoff and pay down of our outstanding mortgage loans. These factors determine the principal amount or type of loans outstanding and fee income earned on loan originations. We cannot project the principal amount or type of loans which will be originated in any year or those loan applications submitted to us which will be approved by our loan committee nor can we project the rate of payoff or pay down against our loan portfolio in any year. As noted in the discussion below, the 2003 fiscal year reflects a decrease in interest and fee income compared to the 2002 fiscal year and the 2002 fiscal year reflects an increase in interest and fee income, compared to the 2001 fiscal year. The primary components of these changes is a result of loan originations, including the type of loans originated, and loan payoffs and pay downs.

     We do not see any trends in our business other than that our loan originations are more national in scope and our loan applications and loan originations have been for larger principal amounts, both of which factors we attribute to the increase in our advertising and marketing activities.

2003 vs. 2002
-------------

     Interest and fees on loans decreased to $9,813,000 for the year ended September 30, 2003 as compared to $11,897,000 for the year ended September 30, 2002. This decrease of $2,084,000, or 18%, was the result of several factors. In the current fiscal year, the average balance of loans declined $1,220,000 to $67,145,000 from $68,368,000 in the prior fiscal year. This caused a decrease of $147,000 in interest income. The average rate earned on the loan portfolio declined 31 basis points to 11.82% as compared to 12.13% earned on the portfolio in the fiscal year ended September 30, 2002. This decline causes interest income to decline by $213,000. In the prior fiscal year, four participating loans were paid off resulting in additional income and fees of $ 2,114,000 in the fiscal year ended September 30, 2002.
Offsetting these declines was the collection of interest income in the amount of $105,000 in the current fiscal year from a loan that was previously recorded as non performing. Fee income also increased $286,000 in the current fiscal year, primarily the result of the collection of fees that were due upon the payoff of two loans.

     The fiscal year ended September 30, 2002 was favorably affected by $500,000 recognized from the recovery of a previously provided allowance related to a loan that was previously impaired and was paid off in full in 2002. There was no comparable revenue item in the current fiscal year.

     Other, primarily investment income, declined $ 65,000, or 2%, from $2,732,000 in the fiscal year ended September 30, 2002 to $2,667,000 in the fiscal year ended September 30, 2003. The decline was primarily caused be a decrease in the amount of dividends received on our REIT securities caused by the sale of REIT securities during the current fiscal year.

     Interest expense on borrowed funds increased to $270,000 in the fiscal year ended September 30, 2003 from $227,000 in the fiscal year ended September 30, 2002. This increase of $43,000, or 19%, is due to an increase in the average rate paid for borrowings from 5.86% in the prior fiscal year to 7.24% in the current fiscal year. The average interest rate includes a .3% fee to maintain a margin account secured by the shares we own in Entertainment Properties Trust and is based on the value of the assets in the account, which appreciated in value during the fiscal year.

    The Advisor's fee, which is calculated pursuant to agreement and is based on invested assets, decreased $92,000, or 10%, in the fiscal year ended September 30, 2003 to $875,000 from $967,000 in the fiscal year ended September 30, 2002. During this period, we experienced a lower outstanding balance of invested assets thereby causing a decline in the fee.

     General and administrative expenses increased to $3,063,000 in the fiscal year ended September 30, 2003, from $2,911,000 in the fiscal year ended September 30, 2002. This increase of $ 152,000, or 5%, is primarily the result of increases in payroll and payroll related expenses which increased $110,000 from the prior year. In addition professional fees increased by approximately $29,000 from the prior fiscal year.

     Other taxes increased by 10% to $498,000 for the fiscal year ended September 30, 2003 from $452,000 in the fiscal year ended September 30, 2002. The increase of $46,000 in the current fiscal year is the result of an increase in the federal excise tax, which is based on taxable income that is generated but not yet distributed.

     Operating expenses relating to real estate increased $100,000, or 8%, from $1,255,000 in the fiscal year ended September 30, 2002 to $1,355,000 in the fiscal year ended September 30, 2003. In the current fiscal year we experienced higher legal expenses relating to a property that we acquired in foreclosure in a prior fiscal year, increased insurance expense and increased common area maintenance charges.

    Equity in earnings of unconsolidated real estate ventures declined $95,000, or 17%, to $479,000 in the fiscal year ended September 30, 2003 from $574,000 in the fiscal year ended September 30, 2002. In the current fiscal year one of our joint ventures wrote off expenses relating to a terminated development project. Additionally, several of our joint ventures have seen modest declines in income due to declines in occupancy and rental rates. Offsetting these declines was an increase that resulted from reduced lease payments on a ground lease position held by a joint venture as ground lessee.

     Gain on the sale of real estate assets decreased $308,000, or 38%, in the fiscal year ended September 30, 2003. In the current fiscal year we recognized gains of $499,000 from the sale of cooperative apartment units. In the prior fiscal year we recognized gains of $ 807,000 from the sale of a parcel of unimproved land that we previously acquired in foreclosure and from the sale of a cooperative apartment unit.

     Gain on the sale of available-for-sale securities was $4,332,000 in the fiscal year ended September 30, 2003. This gain resulted from the sale of several real estate investment trust securities, including the sale of 260,800 shares of Entertainment Properties Trust. There were no securities sales in the fiscal year ended September 30, 2002.

2002 vs. 2001
-------------

         Interest and fees on loans increased to $11,897,000 for the year ended September 30, 2002 as compared to $8,685,000 for the year ended September 30, 2001. This increase of $ 3,212,000, or 37%, was the result of several factors, the largest being a $14,160,000 increase in the average balance of loans outstanding from $54,208,000 in the prior fiscal year to $68,368,000. This caused an increase in interest income of $1,722,000. During the fiscal year ended September 30, 2002, three participating loans were paid off resulting in additional interest income and fees of $1,306,000 and one participating loan was extended resulting in the collection of additional interest of $808,000. During the year ended September 30, 2002 the average interest rate earned on the loan portfolio declined 31 basis points to 12.13% from the 12.44% earned on the portfolio in the fiscal year ended September 30, 2001. This decline caused interest income to decrease by $171,000. The twelve month period ended September 30, 2001 included $ 860,000 of additional interest recognized from two loans that were paid off and $170,000 from non-performing loans that were returned to performing status. Fee income also increased $576,000 in the 2002 fiscal year, primarily the result of increased loan originations and an increase in the number of loans that were extended during the year.

         Operating income on real estate properties increased $618,000, or 37%, to $2,269,000 in the fiscal year ended September 30, 2002 from $1,651,000 in the fiscal year ended September 30, 2001. This increase, reflecting primarily rental income, is attributable to our purchase of a leasehold interest in a commercial property in the last quarter of the fiscal year ended September 30, 2000 (which was not fully leased until the second quarter of the 2001 fiscal year) and increased rental income recognized on a residential property in New York City.

         The fiscal year ended September 30, 2002 year was favorably affected by $500,000 recognized from the recovery of a previously provided allowance related to a loan that was previously impaired and was paid off in the current fiscal year. There was no comparable revenue item in the fiscal year ended September 30, 2001.

         Other, primarily investment income, declined $848,000, or 24%, from $3,580,000 in the fiscal year ended September 30, 2001 to $ 2,732,000 in the fiscal year ended September 30, 2002. During the prior fiscal year we received $438,000 from a residual interest we held in a joint venture. This residual interest resulted from the sale of a partnership interest in a prior year. There was also a decrease in investment income due to a decline in the average balance in money market and treasury investments and in the average rate earned on them. The average balance of these investments decreased $5,674,000 from $11,187,000 in the fiscal year ended September 30, 2001 to $5,513,000 in the fiscal year ended September 30, 2002. This decline caused a $213,000 reduction in interest income. A decline of $281,000 resulted from a reduction in the rate earned on these investments from 5.27% in the prior fiscal year to 1.74% in the current fiscal year. These declines were offset by an $84,000 increase in the dividends we received on our investments in REIT securities.

         Interest on borrowed funds increased to $227,000 in the fiscal year ended September 30, 2002 from $53,000 in the fiscal year ended September 30, 2001. This increase of $174,000, or 328%, is due to an increase in the average amount of borrowings outstanding in the current fiscal year. The average balance of borrowings outstanding increased $2,662,000 to $3,126,000 in the current fiscal year from $464,000 in the prior fiscal year. We borrowed under our credit lines to fund outstanding loan commitments.

         The Advisor's fee, which is calculated pursuant to agreement and is based on invested assets, increased $222,000, or 30%, in the fiscal year ended September 30, 2002 to $967,000 from $745,000 in the fiscal year ended September 30, 2001. During this period, we experienced a higher outstanding balance of invested assets thereby causing an increase in the fee.

         Other taxes increased by 82% to $ 452,000 for the fiscal year ended September 30, 2002 from $249,000 in the fiscal year ended September 30, 2001. The increase is the result of federal excise taxes which are based on taxable income generated but not yet distributed. We were subject to these taxes beginning in the first quarter of the 2002 fiscal year. In the prior fiscal year we were subject to federal and state alternative minimum taxes during the period when we were utilizing our net operating loss carry forwards.

         During the fiscal year ended September 30, 2001 we incurred expenses related to investment income of $575,000. During the September 30, 2001 fiscal year we incurred legal, printing, proxy solicitor fees and other expenses related to the solicitation of proxies to vote in favor of our nominee to the Board of Trustees of Entertainment Properties Trust (NYSE:EPR). At September 30, 2002 we owned 7.89% of the outstanding shares of Entertainment Properties Trust. We did not incur any investment related expenses in the 2002 fiscal year.

         Operating expenses relating to real estate increased $330,000, or 36%, from $925,000 in the fiscal year ended September 30, 2001 to $1,255,000 in the fiscal year ended September 30, 2002. This increase is due to increased operating expenses at one of our operating properties.

         Equity in earnings of unconsolidated joint ventures declined by 35%, or $315,000, from $889,000 in the fiscal year ended September 30, 2001 to $574,000 in the fiscal year ended September 30, 2002. This decline was primarily the result of a loss of $433,000 by a joint venture that was entered into during the second half of the fiscal year ended September 30, 2001 and a decrease in income of $292,000 at another joint venture due to a decrease in sales of cooperative apartments by such venture. These declines were partially offset by a gain of $385,000 recognized by a joint venture upon the sale of a parcel of land during the 2002 fiscal year.

         Gain on the sale of real estate loans and real estate properties decreased $1,130,000, or 58%, in the fiscal year ended September 30, 2002. In the 2002 fiscal year we recognized gains of $807,000 from the sale of a parcel of unimproved land that we previously acquired in foreclosure and from the sale of a cooperative apartment unit. In the prior fiscal year we recognized gains of $1,937,000 from the sale of a residual interest in a partnership and the sale of cooperative apartment units.

Liquidity and Capital Resources
-------------------------------

            We are primarily engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by income producing property. Our investment policy emphasizes short-term mortgage loans. We also purchase senior and junior participations in short term mortgage loans and originate participating mortgage loans and loans to joint ventures in which we are an equity participant. Repayments of real estate loans in the amount of $49,711,000 are due during the twelve months ending September 30, 2004, including $5,123,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

            We maintain a revolving credit facility with North Fork Bank. The facility provides for borrowings up to $30,000,000, but no greater than 65% of qualified first mortgage loans pledged to North Fork Bank. We had $1,000,000 outstanding under this line as of September 30, 2003 and $20,061,000 of unused availability under this line as of September 30, 2003. We also have the ability to borrow on margin, using the shares we own in Entertainment Properties Trust, or EPR, as collateral. At September 30, 2003, there was $3,755,000 outstanding of the approximately $13,138,000 available under this facility. If the value of the EPR shares were to decline, the available funds under the margin credit line might decline and we could be required to repay a portion or all of the margin loan.

            During the twelve months ended September 30, 2003, we generated cash of $8,806,000 from operating activities, $8,047,000 from the sale of securities and $76,365,000 from collections from real estate loans. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $58,716,000, to repay borrowed funds in the aggregate amount of $9,990,000 and to pay cash distributions to shareholders in the amount of $7,035,000.

            We will satisfy our liquidity needs in the year ending September 30, 2004 from cash and cash investments on hand, the credit facility with North Fork Bank, the availability in our margin account collateralized by the EPR shares, interest and principal payments received on outstanding real estate loans, and net cash flow generated from the operation and sale of real estate assets.

Disclosure of Contractual Obligations

The following table sets forth as of September 30, 2003 our known contractual obligations:


                                                                             Payment due by Period
                                                                             ---------------------
                                            Total           Less than        1-3              3-5        More than
                                                            1 Year          Years            Years        5 Years


Long-Term Debt Obligations                $2,680,000         $70,000       $160,000        $174,000      $2,276,000

Capital Lease Obligations                          -               -              -               -               -

Operating Lease Obligation                  $107,000         $46,000        $61,000               -               -

Purchase Obligations                               -               -              -               -               -

Other Long-Term Liabilities                        -               -              -               -               -
Reflected on Company
Balance Sheet Under GAAP


Outlook
-------

         The real estate business in general is cyclical and to a large extent depends upon, among other factors, national and local business and economic conditions, government economic policies and the level of interest rates. A difficult or declining real estate market in the New York metropolitan area or in other parts of the country and a recessionary economy could potentially have the following adverse effects on our business: (i) an increase in loan defaults which will result in decreased interest and fees on our outstanding real estate loans, an increase in loan loss reserves and an increase in expenses incurred in foreclosures and restructurings; (ii) a decrease in loan originations; and (iii) a decrease in rental income from properties owned by us or joint ventures in which we are a venture participant and an increase in operating expenses related to real estate properties.

         However, a declining real estate market could also provide us with opportunities since, in a declining market, other lenders, particularly institutional lenders, become more conservative in their lending activities. If such a lending environment should occur the amount of potential business for us could increase.

         We are aware of the difficulties which could be encountered in a declining real estate environment. We therefore monitor our mortgage portfolio for compliance by our borrowers.

         Since approximately 84% of our loan portfolio provides for stated minimum or fixed interest rates, the current "low" interest rate environment, although negatively affecting our revenues and net income, has not had and should not have a material adverse effect on revenues and net income.

Cash Distribution Policy
------------------------

            We have elected to be taxed as a real estate investment trust under the Internal Revenue Code since our organization. To qualify as a real estate investment trust, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently to our shareholders at least 90% of our adjusted ordinary taxable income. It is the current intention of our management to comply with these requirements and maintain our real estate investment trust status. As a real estate investment trust, we generally will not be subject to corporate federal income tax on taxable income we distribute currently in accordance with the Internal Revenue Code and applicable regulations to shareholders. If we fail to qualify as a real estate investment trust in any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a real estate investment trust for four subsequent tax years. Even if we qualify for federal taxation as a real estate investment trust, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder.

            For tax purposes, we report on a calendar year basis as distinguished from financial reporting purposes for which we are on a September 30th fiscal year. We distributed 100% of our taxable income for calendar 2002 by October 2003. We estimate taxable income for calendar 2003 will be $14,712,000, of which approximately $6,247,000 is expected to represent capital gain income. To comply with the time frames prescribed by the Internal Revenue Code and the applicable regulations thereunder at least 90% of the 2003 ordinary taxable income is required to be declared by September 15, 2004 and, assuming we continue to pay the quarterly dividends on or about the 1st day of each calendar quarter (January 1st, April 1st, July 1st and October 1st) distributed by October 1, 2004.

            It is our intention to pay to our shareholders within the time periods prescribed by the Internal Revenue Code substantially all of our annual taxable income, including gains from the sale of real estate and recognized gains on sale of available-for-sale securities.

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

            Allowance for Possible Losses

            We review our mortgage portfolio, real estate assets and the real estate assets owned by joint ventures on a quarterly basis to ascertain if there has been any impairment in the value of the real estate assets underlying our loans or any impairment in the value of any of such real estate assets in order to determine if there is a need for a provision for an allowance for possible losses against our real estate loans or an impairment allowance against real estate assets.

            In reviewing the value of the collateral underlying our loan portfolio and our real estate assets, and the real estate assets owned by joint ventures, we seek to arrive at the fair market value of the underlying collateral or such real estate by taking into account numerous factors including market evaluations of the underlying collateral or the real estate, operating cash flow from the property during a projected holding period and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. Each of these factors entails significant judgments and estimates. Real estate assets held for use and real estate assets owned by joint ventures are evaluated for indicators of impairment using an undiscounted cash flow analysis. If that analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover our investment, an impairment provision will be calculated based upon the excess of the carrying amount of the property over its fair value. Real estate assets which are held for sale are valued at the lower of the recorded cost or estimated fair value, less the cost to sell. We do not obtain any independent appraisals of either the real property underlying our loans or the real estate assets which are held by us and by our joint ventures, but we rely on our own analysis and valuations. Any valuation allowances taken with respect to our loan portfolio or real estate assets will reduce our net income, assets and shareholders' equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. No valuation allowance was recorded against our mortgage portfolio in the fiscal year ended September 30, 2003. There was no valuation adjustment recorded in fiscal 2003 against real estate assets.

            Revenue Recognition

            We recognize interest income and rental income on an accrual basis, unless we make a judgment that impairment of a loan or loans or of real estate owned renders doubtful collection of interest or rent in accordance with the applicable loan documents or leases. In making a judgment as to the collectibility of interest or rent, we consider, among other factors, the status of the loan or property, the borrower's or tenant's financial condition, payment history and anticipated events in the future. Accordingly, in looking at various factors we must make a significant judgment as to whether to treat a loan or real estate owned as impaired. If we make a decision to treat a "problem" loan or real estate asset as unimpaired and therefore continue to recognize the interest and rent as income on an accrual basis, we could overstate income by recognizing income that will not be collected and the uncollectible amount will ultimately have to be written off. The period in which the uncollectible amount is written off could adversely affect taxable income for a specific year and our ability to pay cash distributions.

            Certain Transactions

            Fredric H. Gould, Chairman of our Board of Trustees, is also Chairman of the Board of Directors of One Liberty Properties, Inc., a real estate investment trust engaged in the ownership of a diversified portfolio of income producing real properties leased to tenants primarily under long-term leases. He is also Chairman of the Board of Directors and sole stockholder of the managing general partner of Gould Investors L.P. and sole member of a limited liability company which is also a general partner of Gould Investors L.P. Jeffrey A. Gould, a Trustee and our President and Chief Executive Officer is a Senior Vice President and Director of One Liberty Properties, Inc. and a Senior Vice President of the corporate managing general partner of Gould Investors L.P. Matthew J. Gould one of our Senior Vice Presidents and a Trustee is a Senior Vice President and Director of One Liberty Properties, Inc., and President of the managing general partner of Gould Investors L.P. Gould Investors L.P. owns approximately 28% of our outstanding beneficial shares. In addition, David W. Kalish, Simeon Brinberg, Mark H. Lundy and Israel Rosenzweig, each of whom is an executive officer of our company, are also executive officers of One Liberty Properties, Inc. and of the corporate managing partner of Gould Investors L.P. Arthur Hurand, one of our Trustees, is a director of One Liberty Properties, Inc.

            We and certain related entities, including Gould Investors L.P. and One Liberty Properties, Inc., occupy common office space and use certain personnel in common. In our 2003 fiscal year we paid Gould Investors L.P. $656,000 for general and administrative expenses, including rent, telecommunication services, computer services, bookkeeping, secretarial and other clerical services and legal and accounting services. This amount includes an aggregate of $476,000 allocated to us for services (primarily legal and accounting) performed by executive officers who are not engaged by us on a full-time basis. The allocation of general and administrative expenses is computed in accordance with a Shared Services Agreement on a quarterly basis and is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each participating entity. The services of secretarial personnel generally are allocated on the same basis as that of the executive to whom each secretary is assigned.

            In the fiscal year ending September 30, 2003, we paid Majestic Property Management Corp., a company in which we have no ownership interest and which is 100% owned by the Chairman of our Board of Trustees, fees for management and brokerage services totaling $92,000. Fredric H. Gould, Jeffrey A. Gould, Matthew J. Gould, Simeon Brinberg, David W. Kalish, Mark H. Lundy and Israel Rosenzweig received fees from Majestic Property Management Corp. in the year ended September 30, 2003. The management services provided by Majestic Property Management Corp. to us include, among other things, rent billing and collection, leasing (including compliance with regulatory statutes and rules (i.e., New York City rent control and rent stabilized rules), and property sales. The fees paid to this entity are approved by members of our Board of Trustees, including a majority of independent trustees, and are based on fees which would have been charged by unaffiliated persons for comparable services. It is the intention of our Board of Trustees and our management that the fees paid to related parties are not greater than the fees which would have been paid to unaffiliated persons for comparable services.

         We and REIT Management Corp. ("REIT") are parties to an Advisory Agreement pursuant to which REIT furnishes administrative services with respect to our assets and, subject to the supervision of the Trustees, advises us with respect to our investments. The Advisory Agreement, which was initially entered into in February 1983, has been renewed by the Board of Trustees to December 31, 2007. Fredric H. Gould and two of our officers are directors of REIT. All of the outstanding shares of REIT are owned by Fredric H. Gould. Fredric H. Gould, Chairman of our Board, and Matthew J. Gould, a Trustee, are salaried officers of REIT. Simeon Brinberg, David W. Kalish, Mark H. Lundy and Israel Rosenzweig, officers of our company, received fees from REIT in the year ended September 30, 2003.

               Pursuant to the terms of the Advisory Agreement, REIT receives an annual fee for services performed of 1/2 of 1% of Invested Assets other than mortgages receivable and investments in unconsolidated ventures and a 1% fee payable on mortgages receivable and investments in unconsolidated ventures. The computation of the fee includes non-accruing mortgage receivables to the extent they exceed allowances for loan losses. The fee under the Advisory Agreement is computed and payable quarterly, subject to adjustment at year end based on the audited financial statements. During fiscal 2003 REIT earned $875,000 under the Advisory Agreement. In addition, borrowers pay fees directly to REIT for services rendered in reviewing, analyzing and facilitating loans made by us. These fees amounted to $601,000 for year ending September 30, 2003.

Item 7A - Market Risk Disclosure
          ----------------------

         Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense are subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At September 30, 2003 approximately 65% of our portfolio was comprised of variable rate loans tied primarily to the prime rate. Changes in the prime interest rate would affect our net interest income accordingly. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would cause an increase of income before taxes of $259,000 and a one percent decline in interest rates would cause a decline of income before taxes of approximately $56,000. In addition, we originate loans with short maturities and maintain a strong capital position. As of September 30, 2003 a majority of our loan portfolio was secured primarily by properties located in the New York metropolitan area, including New Jersey and Connecticut, in California, and in Delaware and it is therefore subject to risks associated with the economies of these localities.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

   This information appears in a separate section of this Report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

    None.

Item 9A.  Controls and Procedures
          -----------------------

      As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, within 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2003 are effective.

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2004 annual meeting, including the information set forth under the captions "Election of Trustees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" and "Governance-- Audit Committee-- Audit Committee Financial Expert."


Item 11.  Executive Compensation
          ----------------------

         The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The information concerning our beneficial owners required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         The information concerning relationships and certain transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
         --------------------------------------

         The information concerning our principal accounting fees required by
Item 14 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

(a)     1.    Financial Statements - The response is submitted in a separate section of this report following Part IV.

        2. Financial Statement Schedules - The response is submitted in a separate section of this report following Part IV.

        3.    Exhibits:
              3.1. Second Amended and Restated Declaration of Trust dated June 13, 1972. Incorporated by reference to
                         Exhibit 3A to Form 10-K for the year ended September 30, 1984.

              3.2. First Amendment to Second Amended and Restated Declaration of Trust dated August 20, 1986. Incorporated by reference to Registration Statement on Form S-2 (No. 33-8125).

              3.3. Second Amendment to Second Amended and Restated Declaration of Trust dated March 2, 1987. Incorporated by reference to Registration Statement on Form S-2 (No.33-11072).

              3.4. Third Amendment to Second Amended and Restated Declaration of Trust dated March 2, 1988. Incorporated by reference to Exhibit 3D to Form 10-K for the year ended September 30, 1988.

              3.5. By-laws - Incorporated by reference to Registration Statement on Form S-2 (No. 33-8125).

              10.1. Advisory Agreement dated February 7, 1983 between the BRT Realty Trust and REIT Management Corp. Incorporated by reference to Registration Statement on Form S-2 (No. 33-8125).

              10.2. Credit Agreement with North Fork Bank dated as of June 6, 2003. Incorporated by reference to Exhibits 1 and 2 to Form 8-K filed on June 11, 2003.

              10.3. Shared Services Agreement. Incorporated by reference to Exhibit 10 (c) to Form 10-K for the year ended September 30, 2002.

              21.1. Subsidiaries - Each subsidiary is 100% owned by BRT. Filed with this Form 10-K.

              23.1.      Consent of Ernst & Young, LLP. Filed with this Form
                         10-K.

              31.1.      Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002 (the
                         "Act").   Filed with this Form 10-K.

              31.2. Certification of Senior Vice President - Finance pursuant to Section 302 of the Act. Filed with this Form 10-K.

              31.3.      Certification of Chief Financial Officer pursuant to
                         Section 302 of the Act.  Filed with this Form 10-K.

              32.1.      Certification of Chief Executive Officer pursuant to
                         Section 906 of the Act. Filed with this Form 10-K.

              32.2. Certification of Senior Vice President-Finance pursuant to Section 906 of the Act. Filed with this Form 10-K.

              32.3.      Certification of Chief Financial Officer pursuant to
                         Section 906 of the Act.  Filed with this Form 10-K.

              (b)        Reports on Form 8-K:
                         On August 13, 2003 BRT filed an 8-K attaching a copy of its press release reporting its results of operations for the quarter and nine months ended June 30, 2003.

              (c)        Exhibits - See Item 14(a) 3 above.

              (d)        See Item 14(a) 2 above.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST

Date:  December 19, 2003       By: (S) Jeffrey A. Gould
                                  ----------------------
                                  Jeffrey A. Gould
                                  Chief Executive Officer, President and Trustee

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    Signature                                    Title                          Date
    ---------                                    -----                          ----

(S) Fredric H. Gould                    Chairman of the Board              December 19, 2003
--------------------
Fredric H. Gould

(S) Jeffrey A. Gould                    Chief Executive Officer,           December 19, 2003
--------------------
Jeffrey A. Gould                        President and Trustee
                                       (Principal Executive
                                        Officer)


(S) Patrick J. Callan                   Trustee                            December 19, 2003
---------------------
 Patrick J. Callan


(S) Louis C. Grassi                     Trustee                            December 19, 2003
-------------------
Louis C. Grassi

(S) Matthew J. Gould                    Trustee                            December 19, 2003
--------------------
 Matthew J. Gould

(S) Arthur Hurand                       Trustee                            December 19, 2003
-----------------
Arthur Hurand

(S) Gary Hurand                        Trustee                             December 19, 2003
---------------
 Gary Hurand

(S) David Herold                       Trustee                             December 19, 2003
----------------
 David Herold

(S) George E. Zweier                   Chief Financial Officer,            December 19, 2003
---------------------
George E. Zweier                       Vice President
                                       (Principal Financial
                                       and Accounting Officer)




Annual Report on Form 10-K
Item 8, Item 15(a)(1) and (2)


Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules


                                                                 Page No.
                                                                 --------

Report of Independent Auditors                                     F-1

Consolidated Balance Sheets as of September 30,
   2003 and 2002                                                   F-2

Consolidated Statements of Income for the
  years ended September 30, 2003, 2002 and 2001                    F-3

Consolidated Statements of Shareholders' Equity
  for the years ended September 30, 2003, 2002 and 2001            F-4

Consolidated Statements of Cash Flows for the
  years ended September 30, 2003, 2002 and 2001                    F-5

Notes to Consolidated Financial Statements                         F-7

Consolidated Financial Statement Schedules for the year
 ended September 30,   2003:

     III - Real Estate and Accumulated Depreciation                F-23
     IV - Mortgage Loans on Real Estate                            F-25

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

EXHIBIT 21.1

SUBSIDIARIES

COMPANY                                                STATE OF INCORPORATION
-------                                                -----------------------
Hoboken Front Corp.                                          New Jersey
Forest Green Corporation                                     New York
Realty 49 Corp.                                              New York
TRB No. 1 Corp.                                              New York
TRB No. 2 Corp.                                              New York
TRB Cutter Mill Corp.                                        New York
Blue Realty Corp.                                            Delaware
TRB No. 3 Owners Corp.                                       Wyoming
1090 Boston Post Road Realty Corp.                           New York
TRB Fairway Office Center Corp.                              Kansas
TRB Abbotts Corp.                                            Pennsylvania
TRB Ashbourne Road Corp.                                     Pennsylvania
BRT Funding Corp.                                            New York
TRB 69th Street Corp.                                        New York
TRB Lawrence Corp.                                           New York
TRB Yonkers Corp.                                            New York
TRB Hartford Corp.                                           Connecticut
TRB Atlanta LLC                                              Georgia
TRB Stroudsberg LLC                                          Pennsylvania

EXHIBIT 23.1


CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-101681) pertaining to the 1996 Stock Option Plan of BRT Realty Trust and (Form S-8 No. 333-104461) pertaining to the 2003 Incentive Plan of BRT Realty Trust of our report dated December 8, 2003, with respect to the consolidated financial statements and schedules of BRT Realty Trust included in the Annual Report (Form 10-K) for the year ended September 30, 2003.





New York, New York
December 19, 2003                           /s/
                                               Ernst & Young LLP

   Exhibit 31.1

   CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2003 of BRT Realty Trust;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   December 19, 2003

                                       S/Jeffrey A. Gould
                                       ------------------
                                       President and Chief Executive Officer

   Exhibit 31.2

   CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2003 of BRT Realty Trust;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   December 19, 2003

                                        S/David W. Kalish
                                        -----------------
                                        Senior Vice President-Finance

Exhibit 31.3

   CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2003 of BRT Realty Trust;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   December 19, 2003

                                         S/George Zweier
                                         ---------------
                                         Vice President and Chief
                                         Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   December 19, 2003               /s/ Jeffrey A. Gould
                                        ---------------------------
                                        Jeffrey Gould
                                        Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   December 19, 2003             /s/ David W. Kalish
                                      ------------------------------------
                                      David W. Kalish
                                      Senior Vice President-Finance

EXHIBIT 32.3

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   December 19, 2003           /s/ George Zweier
                                    -----------------------------------
                                    George Zweier
                                    Vice President and Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS




           To the Trustees and Shareholders
           BRT Realty Trust


           We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust and Subsidiaries at September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                             /s/    ERNST & YOUNG LLP
           New York, New York
           December 8, 2003


                        BRT REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Amounts in thousands except per share amounts)

                                                 ASSETS

                                                                                                September 30,
                                                                                           2003               2002
                                                                                           ----               ----

      Real estate loans - Notes 2, 4 and 6:
           Earning interest, including $7,134 and $8,129
              from related parties                                                        $  63,733         $  84,112
         Not earning interest                                                                 3,145               415
                                                                                          ---------         ---------
                                                                                             66,878            84,527
           Allowance for possible losses                                                       (881)             (881)
                                                                                          ---------         ---------
                                                                                             65,997            83,646
                                                                                          ---------         ---------
      Real estate assets - Notes 3 and 6:
           Real estate properties net of accumulated
           depreciation of $1,462 and $1,227                                                  6,461             6,573

           Investment in unconsolidated
              real estate ventures at equity                                                  6,930             6,956
                                                                                          ---------         ---------
                                                                                             13,391            13,529
           Valuation allowance                                                                 (325)             (325)
                                                                                          ---------         ---------
                                                                                             13,066            13,204
                                                                                          ---------         ---------
         Cash and cash equivalents                                                           21,694             4,688
      Available-for-sale securities at market - Note 5                                       36,354            31,178
      Other assets                                                                            1,891             2,215
                                                                                          ---------         ---------

           Total Assets                                                                   $ 139,002         $ 134,931
                                                                                          =========         =========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

      Liabilities:
           Borrowed funds - Note 6                                                        $   4,755         $  14,745
         Mortgage payable - Note 6                                                            2,680             2,745
         Accounts payable and accrued liabilities including
              deposits of $1,103 and $1,265                                                   5,635             3,150
                                                                                          ---------         ---------
           Total liabilities                                                                 13,070            20,640
                                                                                          ---------         ---------

      Commitments and contingencies -  Notes 2, 3, 4, 6, 9 and 10                                 -                 -
      Shareholders' equity - Note 8:
           Preferred shares, $1 par value:
                Authorized 10,000 shares, none issued - Shares of beneficial interest, $3 par value:
                Authorized number of shares, unlimited, issued
                8,883 shares                                                                 26,650            26,650
        Additional paid-in capital                                                           81,151            80,864
           Accumulated other comprehensive income - net
                unrealized gain on available-for-sale securities                             19,282            12,426
        Unearned compensation                                                                  (406)                -
        Retained earnings                                                                    11,154             7,218
                                                                                          ---------        ----------
                                                                                            137,831           127,158
           Cost of 1,381 and 1,493 treasury shares
               of beneficial interest                                                       (11,899)          (12,867)
                                                                                          ---------         ---------
         Total shareholders' equity                                                         125,932           114,291
                                                                                          ---------         ---------

           Total Liabilities And Shareholders' Equity                                      $139,002          $134,931
                                                                                           ========          ========


                        See accompanying notes to consolidated financial statements.




                        BRT REALTY TRUST AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Amounts in thousands except per share amounts)

                                                                                           Year Ended September 30,
                                                                                           ------------------------
                                                                                  2003             2002              2001
                                                                                  ----             ----              ----

Revenues:
  Interest and fees on real estate loans,
    including $726, $602 and $187 from related parties - Note 2                 $  9,813         $  11,897         $  8,685
  Operating income from real estate properties                                     2,324             2,269            1,651
  Recovery of previously provided allowances                                           -               500                -
  Other, primarily investment income                                               2,667             2,732            3,580
                                                                                --------         ---------         --------
      Total Revenues                                                              14,804            17,398           13,916
                                                                                --------         ---------         --------
Expenses:
  Interest - borrowed funds - Note 6                                                 270               227               53
  Advisor's fees - Note 9                                                            875               967              745
  General and administrative - Note 9                                              3,063             2,911            2,983
  Other taxes - Note 7                                                               498               452              249
  Expense related to investment income                                                 -                 -              575
  Operating expenses relating to real estate properties
    including interest on mortgages payable
     of $259, $265 and $261                                                        1,355             1,255              925
  Amortization and depreciation                                                      327               340              372
  Loss on early extinguishment of debt                                                 -                 -              264
                                                                                --------          --------         --------


   Total Expenses                                                                  6,388             6,152            6,166
                                                                                --------          --------         --------

Income before equity in earnings of unconsolidated
    real estate ventures and gain on sale                                          8,416            11,246            7,750
Equity in earnings of unconsolidated real estate ventures                            479               574              889
Net gain on sale of real estate assets                                               499               807            1,937
Net realized gain on available-for-sale securities                                 4,332                 -               33
                                                                                --------          --------         --------
Income before minority interest                                                   13,726            12,627           10,609
Minority interest                                                                    (43)              (41)             (23)
                                                                                --------          --------          -------


Net Income                                                                      $ 13,683          $ 12,586         $ 10,586
                                                                                ========          ========         ========

Income per share of Beneficial Interest:

Basic earnings per share                                                        $   1.83          $   1.71         $   1.47
                                                                                ========          ========         ========

Diluted earnings per share                                                      $   1.80          $   1.68         $   1.45
                                                                                ========          ========         ========

Cash distributions per common share                                             $   1.30          $   1.04         $    .44
                                                                                ========          ========         ========

Weighted average number of common shares outstanding:
   Basic                                                                       7,458,880         7,373,627        7,221,373
                                                                               =========         =========        =========
   Diluted                                                                     7,585,478         7,503,065        7,327,174
                                                                               =========         =========        =========






         See accompanying notes to consolidated financial statements.


                                                                     BRT REALTY TRUST AND SUBSIDIARIES
                                                             Consolidated Statements of Shareholders' Equity
                                                              Years Ended September 30, 2003, 2002, and 2001
                                                                         (Amounts in thousands)

                                                                    Accumulated
                                                                      Other               Retained
                                          Shares of     Additional    Compre-   Unearned   Earnings/
                                          Beneficial     Paid-In      hensive   Compen-  Accumulated    Treasury
                                           Interest      Capital      Income    sation     Deficit       Shares         Total
                                           --------      -------      ------    ------     -------       ------         -----


Balances, September 30, 2000               $26,665     $81,499        $(3,133)         -    $(5,047)      $(14,837)     $85,147

Distributions - Common share
  ($.44 per share)                               -           -              -          -     (3,226)             -       (3,226)
Exercise of Stock Options                      (15)       (491)             -          -          -          1,460          954

  Net income                                     -           -              -          -     10,586              -       10,586
    Other comprehensive income -
     unrealized gain on sale of avail-
     able-for-sale securities (net of
     reclassification adjustment for
     gains included in net income
     of $33                                      -           -          8,411          -          -              -        8,411
                                                                                                                          -----
Comprehensive income                             -           -              -          -          -              -       18,997
                                              ------------------------------------------------------------------------------------

Balances, September 30, 2001                26,650      81,008          5,278          -      2,313        (13,377)     101,872

Distributions - Common share
  ($1.04 per share)                              -           -              -          -     (7,681)             -       (7,681)
Exercise of Stock Options                        -        (144)             -          -          -            510          366

  Net income                                     -           -              -          -     12,586              -       12,586
    Other comprehensive income -
     unrealized gain on sale of avail-
     able-for-sale securities                    -           -          7,148          -          -              -        7,148
                                                                                                                          -----
Comprehensive income                             -           -              -          -          -              -       19,734
                                            -----------------------------------------------------------------------------------

Balances, September 30, 2002                26,650      80,864         12,426          -      7,218        (12,867)     114,291

Distributions - Common share
  ($1.30 per share)                              -           -              -          -     (9,747)             -       (9,747)
Exercise of Stock Options                        -        (155)             -          -          -            968          813
Issuance of restricted stock                     -         442              -      $(442)         -              -            -
Compensation expense -
      restricted stock                           -           -              -         36          -              -           36
 Net income                                      -           -              -          -     13,683              -       13,683
   Other comprehensive income -
     unrealized gain on sale of avail-
     able-for-sale securities (net of
     reclassification adjustment for
     gains included in net income
     of $4,332)                                  -           -          6,856          -          -              -        6,856
                                                                                                                          -----
Comprehensive income                             -           -              -          -          -              -       20,539
                                                 ---------------------------------------------------------------------------------

Balances, September 30, 2003               $26,650     $81,151        $19,282      $(406)   $11,154       $(11,899)    $125,932
                                           =======================================================================================

      See accompanying notes to consolidated financial statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                       Year Ended September 30,
                                                                                       ------------------------
                                                                                 2003            2002            2001
                                                                                 ----            ----            ----

Cash flows from operating activities:
   Net income                                                                  $ 13,683        $ 12,586        $ 10,586
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Loss on early extinguishment of debt                                            -               -             264
      Amortization and depreciation                                                 327             340             372
      Recovery of previously provided allowances                                      -            (500)              -
      Restricted stock expense                                                       36               -               -
      Net gain on sale of real estate loans and properties                         (499)           (807)         (1,937)
      Net gain on sale of available-for-sale securities                          (4,332)              -             (33)
      Equity in (earnings) of unconsolidated
           real estate ventures                                                    (479)           (574)           (889)
      Increase in straight line rent                                               (153)           (153)           (126)
      Decrease (Increase) in interest and dividends receivable                      305             (42)           (227)
      Decrease (Increase)  in prepaid expenses                                       19              (8)           (132)
      Increase (decrease) in accounts payable and
           accrued liabilities                                                       66             250            (262)
      (Decrease) Increase in deferred revenues                                     (234)            (98)            229
      Increase (Decrease) in escrow deposits                                          3            (133)              5
      (Increase) Decrease in deferred costs                                         (89)             21            (134)
      Other                                                                         153            (173)            (33)
                                                                               --------         -------         -------
Net cash provided by operating activities                                         8,806          10,709           7,683
                                                                               --------         -------         -------

Cash flows from investing activities:
   Collections from real estate loans                                            76,365          40,869          20,011
   Proceeds from sale of loans                                                        -           4,311               -
   Additions to real estate loans                                               (58,716)        (61,779)        (44,276)
   Net costs capitalized to real estate owned                                      (176)            (38)           (210)
   Proceeds from sale of real estate owned                                          553             816           2,029
   (Decrease) Increase in deposits payable                                          (67)           (124)             39
   Purchase of available-for-sale securities                                     (2,034)              -               -
   Sale of available-for-sale securities                                          8,047               -             723
   Investment in real estate ventures                                              (268)           (275)           (866)
   Partnership distribution                                                         773             823             207
                                                                               --------         -------        --------

Net cash provided by (used in) investing activities                              24,477         (15,397)        (22,343)
                                                                               --------         -------        --------

Cash flows from financing activities:
   Proceeds from borrowed funds                                                   4,755          22,500           2,101
   Repayment of borrowed funds                                                  (14,745)         (9,856)            (88)
   Payoff/paydown of loan and mortgages payable                                     (65)            (59)            (46)
   Exercise of stock options                                                        813             366             954
   Increase in mortgage payable                                                       -               -           2,850
   Cash distribution - common shares                                             (7,035)         (7,681)         (3,226)
                                                                               ---------       --------        --------
Net cash (used in) provided by financing activities                             (16,277)          5,270           2,545
                                                                               ---------       --------           -----
Net increase (decrease) in cash and cash equivalents                             17,006             582         (12,115)
Cash and cash equivalents at beginning of year                                    4,688           4,106          16,221
                                                                               --------        --------        --------
Cash and cash equivalents at end of year                                       $ 21,694        $  4,688        $  4,106
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


                                                       BRT REALTY TRUST AND SUBSIDIARIES
                                                     Consolidated Statements of Cash Flows
                                                             (Amounts in thousands)
                                                                  (Continued)



                                                                                       Year Ended September 30,
                                                                                       ------------------------
                                                                                 2003          2002              2001
                                                                                -----          ----              ----

Supplemental disclosures of cash flow information:

   Cash paid during the year for interest expense                              $    527        $    427        $    303
                                                                               ========        ========        ========

   Cash paid during the year for income taxes                                  $    314        $    241        $    249
                                                                               ========        ========        ========

Supplemental schedule of noncash investing and financing activities:

   Recognition of valuation allowance upon sale                                $      -        $      -        $    24
                                                                               ========        ========        =======
      of real estate owned

   Recovery of previously provided allowances                                  $      -        $    500        $     -
                                                                               ========        ========        =======


       See accompanying notes to consolidated financial statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended September 30, 2003, 2002 and 2001
                    (Amounts in Thousands Except Share Data)


NOTE 1 -   ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

           Organization and Background

           BRT Realty Trust is a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts. Our principal business activity is to generate income by originating and holding for investment, for our own account, senior and junior real estate mortgage loans secured by income producing real property. We also originate and hold for investment for our own account participating real estate mortgage loans secured by income producing real property and we purchase and hold for investment senior or junior participations in existing mortgage loans secured by income producing real property.

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

          The basis on which the cost was determined in computing the realized gain or loss on available-for-sale securities is average historical cost.

          Loans held for sale are carried at lower of cost or estimated fair value as determined on an individual loan basis. Deferred fees on loans held for sale are recognized as a component of gain or loss upon the sale. Gains or losses on the sale are determined by the difference between the sales proceeds and the carrying value of the loan.

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

           Investments in real estate ventures in which the Trust does not own a greater than 50% interest or in which it does not have the ability to exercise operational or financial control, are accounted for using the equity method. Accordingly, the Trust reports its pro rata share of net profits and losses from its investments in unconsolidated real estate ventures in the accompanying consolidated financial statements.


           Valuation Allowance on Real Estate Assets

           The Trust reviews each real estate asset owned, including investments in real estate ventures, for which indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets' carrying amount. Measurement is based upon the fair value of the asset. Real estate assets held for sale are valued at the lower of cost or fair value, less costs to sell, on an individual asset basis. Upon evaluating a property, many indicators of value are considered, including current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an addition to the valuation allowance. If the value of the property subsequently increases, the valuation allowance will be reduced.

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

          Available-for-sale securities: Investments in securities are considered "available-for-sale", and are reported on the balance sheet based upon quoted market prices.

          Real estate loans: The earning mortgage loans of the Trust have either variable interest rate provisions, which are based upon a margin over the prime rate, or are currently fixed at effective interest rates which approximate market for similar types of loans. Accordingly, the carrying amounts of the earning, non-impaired mortgage loans approximate their fair values. For earning loans which are impaired, the Trust has valued such loans based upon the estimated fair value of the underlying collateral.

          Borrowed funds and mortgages payable: There is no material difference between the carrying amounts and fair value because interest rates approximate current market rates for similar types of loans.

          Per Share Data

          Basic earnings per share was determined by dividing net income applicable to common shareholders for each year by the weighted average number of Shares of Beneficial Interest outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Shares of Beneficial Interest were exercised or converted into Shares of Beneficial Interest or resulted in the issuance of Shares of Beneficial Interest that then shared in the earnings of the Company. Diluted earnings per share was determined by dividing net income applicable to common shareholders for each year by the total of the weighted average number of Shares of Beneficial Interest outstanding plus the dilutive effect of the Company's unvested restricted stock and outstanding options using the treasury stock method.

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

          Segment Reporting

          Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure About Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographical areas, and major customers. As the Trust operates predominantly in one industry segment, management has determined it has one reportable segment and believes it is in compliance with the standards established by SFAS No. 131.

          Derivative Instruments and Hedging Activities

          The Trust adopted SFAS Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities as amended by SFAS Statement No. 137 during the 2001 fiscal year. Because of the Company's minimal use of derivatives the adoption of SFAS No. 133 did not have a significant effect on earnings or the financial position of the Company.

          Accounting For Long-Lived Assets

          The Financial Accounting Standards Board issued SFAS No.144 "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; however it retained the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". The Trust adopted SFAS 144 at the beginning of the current fiscal year. The adoption of this statement did not have an effect on the earnings or the financial position of the Trust.

          Gains and Losses From Extinguishment of Debt

          On July 1, 2003 the Company adopted Statement SFAS No. 145 which rescinded SFAS No. 4 "Reporting Gains and Losses From Extinguishment of Debt". In connection with the adoption of this statement, the Company reclassified in the 2001 statement of income a loss of $264 from the write off of deferred fees associated with a terminated revolving credit line, which had previously been reported as an extraordinary item. Such reclassification had no impact on net income reported for the 2001 year.

          Accounting for Stock-Based Compensation

          The Financial Accounting Standards Board issued SFAS No. 148 to amend SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. However, the Company has continued to account for options in accordance with the provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 8 for pro forma net income information.

          Recently Issued Accounting Standards

          In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The provisions of this interpretation became immediately effective for VIE's formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after December 15, 2003, unless the Financial Accounting Standards Board ("FASB") grants a deferral of such effective date. Management is currently reviewing its unconsolidated joint ventures to determine if any of them represent variable interest entities which would require consolidation by the Trust pursuant to the interpretation.

          In May, 2003 the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by FASB on October 8, 2003, the FASB clarified that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 would be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of a portion of SFAS No. 150 regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, the Company will not implement this aspect of the standard. If the company were to adopt this aspect of the standard under its current provisions, it is not expected to have a material impact on the Company's financial statements.

          Reclassification

          Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation.

NOTE 2 -  REAL ESTATE LOANS

         At September 30, 2003, information as to real estate loans, is summarized as follows:

                                                                                                                     Not
                                                                                                 Earning           Earning
                                                                                 Total           Interest          Interest
                                                                                 -----           --------          --------

                First mortgage loans:
                  Long-term:
                     Residential                                                $     41          $    41           $     -
                  Short-term (five years or less):
                     Shopping centers/retail                                      17,544           17,544                 -
                     Industrial buildings                                          5,985            5,985                 -
                     Office buildings                                              5,826            5,176               650
                     Residential (multiple family units)                          17,640           16,112             1,528

                 Second mortgage loans
                 and junior participations:
                     Residential                                                  18,817           17,850               967
                     Retail                                                          475              475                 -
                     Office                                                          550              550                 -
                                                                                --------         --------          --------
                                                                                $ 66,878         $ 63,733          $  3,145
                                                                                ========         ========          ========


           A summary of loans at September 30, 2002 is as follows:

                  First mortgage loans
                     Long term                                                  $  3,614         $  3,614          $      -
                     Short term                                                   54,424           54,009               415
                  Second mortgage loans
                     and wrap around mortgages                                    26,489           26,489                 -
                                                                                --------         --------          --------

                                                                                $ 84,527         $ 84,112          $    415
                                                                                ========         ========          ========


          There were four real estate loans not earning interest at September 30, 2003. Two of these loans with an outstanding balance of $1,617 were deemed impaired, as it is probable that the Trust will not be able to collect all amounts due according to the contractual terms and allowances have been established for them. Allowances for loan losses were not provided for the remaining two non earning loans in the amount of $1,528 at September 30, 2003, which loans are expected to be paid in full, including interest. Of the real estate loans earning interest at September 30, 2003 and 2002, $3,835 and $7,220, respectively, were deemed impaired and all are subject to allowances for possible losses. For the years ended September 30, 2003, 2002 and 2001, respectively, an average $6,376, $6,197 and $11,025 of real estate loans were deemed impaired, on which $449, $837 and $1,310 of interest income was recognized.

          Loans originated by the Trust generally provide for interest rates, which are indexed to the prime rate. The weighted average interest rate on earning loans was 11.12% and 12.51% at September 30, 2003 and 2002, respectively.

          Included in real estate loans are four second mortgages and two first mortgages to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At September 30, 2003 and September 30, 2002, the balance of the mortgage loans was $7,134 and $8,129, respectively. Interest earned on these loans totaled $726 and $602 for the year ended September 30, 2003 and September 30, 2002, respectively.

          Annual maturities of real estate loans receivable before allowances for possible losses during the next five years and thereafter and are summarized as follows:

                  Years Ending September 30                       Amount
                  -------------------------                       ------
                  2004.........................                 $ 49,711
                  2005.........................                   10,844
                  2006.........................                       54
                  2007.........................                    3,300
                  2008.........................                    2,957
                  2009 and thereafter..........                       12
                                                                --------

                  Total                                         $ 66,878
                                                                ========

          The Trust's portfolio consists primarily of senior and junior mortgage loans, secured by residential and commercial property, 57% of which are located in the New York metropolitan area (which includes New Jersey and Connecticut), 16% in California, 12% in Delaware and 15% in other states.

          If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. Of the $49,711 of real estate loans receivable which matured in Fiscal 2003, $16,702 were extended.

          If all loans classified as non-earning were earning interest at their contractual rates for the year ended September 30, 2003 and 2002, interest income would have increased by $142 and $46, respectively.

          At September 30, 2003 the three largest real estate loans had principal balances outstanding of approximately $10,400, $8,200 and $4,916, respectively. Of the total interest and fees earned on real estate loans during the fiscal year ended September 30, 2003, 13.3%, .2% and 1.47% related to these loans, respectively.

NOTE 3 -  REAL ESTATE ASSETS

         Real Estate Properties

                  A summary of real estate properties for the year ended September 30, 2003 is as follows:



                                                                         Costs
                                            September 30, 2002       Capitalized/                 Gain on     September 30, 2003
                                           # Properties   Amount     Amortization       Sales      Sale     # Properties    Amount
                                          ------------    ------     ------------       -----      ----     ------------    ------

      Residential units-shares of
      cooperative corporations                  2        $   16         $    112        ($553)     $  499         2        $     74


         Shopping centers/retail                2         7,784               65            -           -         2           7,849
                                                -----------------------------------------------------------------------------------
                                                          7,800              177         (553)        499                     7,923

                Amortization                             (1,227)            (235)           -           -         -          (1,462)


         Total real estate properties            4       $6,573             ($58)       ($553)     $  499         4          $6,461
                                              =====================================================================================



         The Trust holds with a minority partner a leasehold interest in a portion of a retail shopping center located in Yonkers, New York. The leasehold interest is for approximately 28,500 square feet and including all option periods expires in 2045. The minority equity interest, which equals ten percent, amounted to $175 at September 30, 2003 and $169 at September 30, 2002 is included as a component of other liabilities on the consolidated balance sheet.

         Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 2003 are as follows:

         Years Ending September 30,                                  Amount
         --------------------------                                  ------
         2004 ...................................................   $ 1,363
         2005 ...................................................     1,211
         2006 ...................................................     1,089
         2007 ...................................................       999
         2008 ...................................................       955
         Thereafter .............................................    11,307
                                                                    -------
                                                                    $16,924


          Investment in Unconsolidated Joint Ventures at Equity

          The Trust is a partner in seven unconsolidated joint ventures which operate seven properties. In addition to making an equity contribution, the Trust may hold a first or second mortgage on the property. A brief summary of the two most significant joint ventures is listed below.

          Blue Hen Venture - In 1999 the Trust sold one-half of its interest in the Blue Hen Corporate Center & Mall, located in Dover, Delaware to a joint venture partner and contributed its remaining one-half interest. The Trust holds a 50% interest in the Blue Hen Venture and also holds two first mortgages on this property totaling $3,158 at September 30, 2003. These mortgages mature on January 1, 2005 ($673) and July 1, 2005 ($2,485) and have a fixed rate of interest of 8.07%. Principal and interest payments on these two mortgages is $1,295 per year.

          Rutherford Glen - The Trust is a 50% joint venture partner in a 248-unit garden apartment complex located in Atlanta, Georgia. The first mortgage on this property, which is held by an unaffiliated third party was $16,016 at September 30, 2003. This loan, which matures on June 11, 2011, has a fixed interest rate of 7.02% and requires principal and interest payments of $1,312 per year. The Trust also holds a second mortgage on the property in the amount of $2,950 at September 30, 2003. This mortgage which carries an 11% fixed rate of interest and requires interest only payments of $325 matures on June 1, 2008. During the fiscal year ended September 30, 2003 the Trust contributed $268 to this venture.

          Unaudited condensed financial information for these two joint ventures at September 30, 2003 and for the year then ended:


                                                                              Blue Hen               Rutherford
                                                                               Venture                  Glen
                                                                              -------                  ----

          Condensed Balance Sheet

          Cash and cash equivalents                                            $  1,211              $    195
          Real estate investments, net                                           14,712                18,632
          Other assets                                                              409                   293
                                                                               --------              --------

                Total assets                                                   $ 16,332              $ 19,120
                                                                               ========              ========

          Mortgage payable                                                     $  3,158              $ 18,966
          Other liabilities                                                         266                   481
          Equity                                                                 12,908                  (327)
                                                                               --------              --------

               Total liabilities and equity                                    $ 16,332              $ 19,120
                                                                               ========              ========

          Trust's equity investment                                            $  5,368              $   (120)
                                                                               ========              ========

          Condensed Statement of Operations

          Revenues, primarily rental income                                    $  2,981              $  2,294

          Operating expenses                                                      1,414                 1,038
          Depreciation                                                              483                   728
          Interest expense                                                          299                 1,460
                                                                               --------              --------
               Total expense                                                      2,196                 3,226

          Operating income                                                          785                  (932)
          Gain on sale                                                              611                     -
          Write off of capitalized development costs                                491                     -
                                                                               --------              --------
          Net income attributable to members                                   $    905              $   (932)
                                                                               ========              =========

          Trust's share of net income                                          $    452              $   (466)
                                                                               ========              =========

          Amount recorded in income statement                                  $    661              $   (466)
                                                                               ========              ========


          The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen joint venture that is attributable to building and improvements is being amortized over the life of the related property. The portion that is attributable to land will be recognized upon the disposition of the land. During fiscal 2003 a parcel of land was sold and the Trust recognized $253 of this excess.

          The remaining five joint ventures contributed $284 in equity earnings for the fiscal year ended September 30, 2003

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

           The Trust was not required to record any additional allowance provisions for possible loan losses nor valuation adjustments on owned real estate during the years ended September 30, 2003, 2002 and 2001.

               An analysis of the allowance for possible losses is as follows:


                                                                                     Year Ended September 30,
                                                                                     ------------------------
                                                                                 2003           2002         2001
                                                                                 ----           ----         ----

               Balance at beginning of year                                    $    881      $  1,381     $  1,381
               Recovery of previously provided allowances                             -          (500)           -
                                                                               --------      ---------    --------
               Balance at end of year                                          $    881      $    881     $  1,381
                                                                               ========      ========     ========

               The allowance for possible losses applies to loans aggregating $5,452 at September 30, 2003, $7,220 at September 30, 2002 and
               $6,579 at September 30, 2001.


  NOTE 5 -    AVAILABLE-FOR-SALE SECURITIES

          The cost of securities held for sale at September 30, 2003 was $17,072. The fair value of these securities was $36,354 at September 30, 2003. Gross unrealized gains and losses at September 30, 2003 were $19,351 and $69, respectively and are reflected as accumulated other comprehensive income on the accompanying consolidated balance sheets.

          Included in available for sale securities are 1,094,800 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $14,381 and a fair value at September 30, 2003 of $32,844. The shares held by BRT represent approximately 5.44% of the outstanding shares of Entertainment Properties Trust. The fair value of the Trust's investment in Entertainment Properties Trust at November 30, 2003 was $36,772. During the year ended September 30, 2003, 260,800 shares of EPR were sold for a gain of $4,187 and subsequent to September 30, 2003 and through December 2, 2003, 35,600 additional shares of EPR were sold at a gain of $720.

          Also included in available-for-sale securities are 133,950 shares of Atlantic Liberty Financial Corp. (NASDAQ:ALFC), which have a cost basis of $2,034 and a fair market value of $2,605. The shares held by the Trust represent approximately 7.83% of the outstanding shares of Atlantic Liberty as of September 30, 2003.

NOTE 6 -  DEBT OBLIGATIONS

          Debt obligations consist of the following:
                                                                                       September 30,
                                                                                       -------------
                                                                                 2003                 2002
                                                                               --------             --------

                    Note payable - credit facility                            $    1,000            $   5,500
                    Margin account                                                 3,755                9,245
                                                                              ----------            ---------
                      Borrowed funds                                               4,755               14,745

                    Mortgage payable                                               2,680                2,745
                                                                              ----------            ---------

                    Total debt obligations                                    $    7,435            $  17,490
                                                                              ==========            =========

          On January 11, 2001 BRT terminated its revolving credit facility with TransAmerica Business Credit Corporation ("TransAmerica"). During the year ended September 30, 2001 unamortized deferred fees in the amount of $264 associated with the terminated TransAmerica revolving credit facility were written off.

          On July 25, 2001 BRT entered into a $15,000 revolving credit agreement with North Fork Bank (North Fork) which was subsequently amended on June 6, 2003, primarily to increase the maximum borrowings to $30 million.

          In addition, the maturity date of the facility was extended from August 1, 2004 to June 1, 2006. A fee of $75 was paid to North Fork Bank in connection with this amendment. The Trust also may extend the term of the facility for two one year periods for a fee of $75 each year. Borrowings under the facility are secured by specific receivables and the credit agreement provides that the amount borrowed will not exceed 65% (increased from 60%) of the collateral pledged.

          As of September 30, 2003 BRT had provided collateral to North Fork Bank which would permit BRT to borrow up to $21,100 under the facility.

          The average outstanding balance on the credit facility for the year ended September 30, 2003 and September 30, 2002 was $764 and $461, respectively and the average interest rate paid was 4.8 and 5.2%. Interest expense for the year ended September 30, 2003 and September 30, 2002 was $37 and $24.

          In addition to its credit facility, BRT has the ability to borrow funds through a margin account. In order to maintain this account BRT pays an annual fee equal to .3% of the market value of the pledged securities which is included in interest expense. At September 30, 2003 there was an outstanding balance of $3,755 on the margin account. The interest rate at September 30, 2003 was 3.00%. Marketable securities with a fair market value at of $32,844 were pledged as collateral. The average outstanding balance on the margin facility for the year ended September 30, 2003 was $2,905 and the average interest rate paid was 7.9%. For the year ended September 30, 2002 there was an average outstanding balance of $3,351 at a rate of 5.95%.

          The mortgage payable was placed on a shopping center in which the Trust, through a subsidiary, is a joint venture partner and holds a majority interest in a leasehold position. The mortgage with an original balance of $2,850 bears interest at a fixed rate of 8.75% for the first five years and has a maturity of November 1, 2005. There is an option to extend the mortgage to November 1, 2010. At September 30, 2003 the outstanding balance was $2,680.

          Scheduled principal repayments on the mortgage during the initial maturity are as follows:

         Years Ending September 30,               Amount

         2004                                     $   70
         2005                                         77
         2006                                         83
         2007 and thereafter                       2,450
                                                   -----
                                                  $2,680

NOTE 7  - INCOME TAXES

          The Trust has elected to be taxed as a real estate investment trust ("REIT), as defined under the Internal Revenue Code. As a REIT the Trust will generally not be subject to Federal income taxes at the corporate level if it distributes at least 90% of its REIT taxable income, as defined, to its shareholders. There are a number organizational and operational requirements the Trust must meet to remain a REIT. If the Trust fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Trust may be subject to certain state and local income taxes and to Federal income and excise taxes on its undistributed taxable income.

          During the years ended September 30, 2003 and 2002 the Trust recorded $498 and $452, respectively of corporate tax expense including $374 and $322, respectively for the payment of Federal excise tax which is based on income generated but not yet distributed.

          Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial statement purposes due to various items among which are timing differences related to depreciation methods and carrying values.

          The taxable income is expected to be approximately $418 higher than the financial statement income during calendar 2003.

NOTE 8 - SHAREHOLDERS' EQUITY

          Distributions

          During the year ended September 30, 2003 BRT declared cash distributions in the amount of $1.30.

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

          In March and April 1998 the Board of Trustees granted, under the 1996 Stock Option Plan options to purchase 50,000 shares of beneficial interest at prices ranging from $7.3125 to $7.9375 per share to a number of directors, officers and employees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years, and expire ten years after the grant date. During the current year 12,000 of the options were exercised. At September 30, 2003, there were no remaining options under this grant.

         In December 1998 the Board of Directors granted, under the 1996 Stock Option Plan options to purchase 180,000 shares of beneficial interest at $5.9375 per share to a number of officers, employees, consultants and trustees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year (50,000) and two years (130,000), and expire five years (50,000) and ten years (130,000) after the date of the grant. During the current year 50,500 of the options were exercised. At September 30, 2003 options to purchase 35,250 shares are remaining, 6,000 of which are exercisable.

         In December 2000 the Board of Directors granted under the 1996 Stock Option Plan options to purchase 165,500 shares of beneficial interest at $7.75 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years and expire ten years after grant date. During the current year 35,688 of the options were exercised. At September 30, 2003 options to purchase 129,812 shares are remaining, 5,688 of which are exercisable.

         In December 2001 the Board of Directors granted, under the 1996 Stock Option Plan, options to purchase 89,000 shares of beneficial interest at $10.45 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year and expiring ten years after grant date. During the current year 14,000 of the options were exercised. At September 30, 2003 options to purchase 75,000 shares are remaining, 8,250 of which are exercisable.

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


                                 December 2001       December 2000        December 1998         December 1998    March/April 1998
                                  89,000 Shares     165,000 Shares        50,000 Shares        130,000 Shares      50,000 Shares
                                ---------------     --------------        -------------        --------------      -------------

         Risk Free Interest Rate      3.91%               4.76%               4.38%                 4.62%              5.64%
         Dividend Yield                8.3%               4.36%                 0%                    0%                  0%
         Volatility Factor             .210               .205                .208                  .208                .188
         Expected Life (Years)           5                 6                    5                     6                   6


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

         Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:


                                                                            Year Ended September 30,
                                                                            -------------------------
                                                                 2003                2002                2001
                                                                 ----                ----                ----

                    Net income to common
                      shareholders as reported                  $13,683             $12,586             $10,586

                    Less: Total stock-based
                      employee compensation
                      expense determined under
                      fair value based methods
                      for all awards                                 126                126                  46

                    Pro forma net income                         $13,557            $12,460             $10,540

                    Pro forma earnings per share of
                      beneficial interest:
                    Basic                                           1.82               1.69                1.46
                    Diluted                                         1.79               1.66                1.44

         Changes in the number of shares under all option arrangements are summarized as follows:

                                                                                            Year Ended September 30,
                                                                                            ------------------------

                                                                                 2003                2002                2001
                                                                                 ----                ----                ----

         Outstanding at beginning of period                                    352,250              327,375             332,500
         Granted                                                                     -               89,000             165,500
         Option price per share granted                                              -                10.45                7.75
         Cancelled                                                                   -                    -               5,000

         Exercised                                                             112,188               59,125             165,625
         Expired                                                                     -                5,000                   -
         Outstanding at end of period                                          240,062              352,250             327,375
         Exercisable at end of period                                           19,938               16,750              27,125
         Option prices per share outstanding                               $5.9375-$10.45       $5.9375-$10.45       $4.375-$7.9375


         As of September 30, 2003 the outstanding options had a weighted average remaining contractual life of approximately 7.19 years and a weighted average exercise price of $8.33.

         Restricted Shares

         During the year ended September 30, 2003, the Trust issued 28,800 shares under its 2003 Incentive Plan which was approved by BRT's shareholders in March of 2003. The total number of shares allocated to this Plan is 350,000. The shares vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The Trust records compensation expense under the APB 25 over the vesting period, measuring the compensation cost based on the market value of the shares on the date of grant. For the year ended September 30, 2003, the Trust recorded $36 of compensation expense.






         Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 2003              2002              2001
                                                                                 ----              ----              ----

             Numerator for basic and diluted
               earnings per share:
             Net income                                                         $13,683           $12,586           $10,586
             Denominator:

             Denominator for basic earnings
               per share -weighted average shares                             7,458,880         7,373,627         7,221,373
             Effect of dilutive securities:
             Employee stock options                                             126,598           129,438           105,801
                                                                                -------           -------           -------

             Denominator for diluted earnings
               per share - adjusted weighted average
               shares and assumed conversions                                 7,585,478         7,503,065         7,327,174

             Basic earnings per share                                            $ 1.83            $ 1.71           $  1.47
             Diluted earnings per share                                          $ 1.80            $ 1.68           $  1.45

         Treasury Shares

         During the fiscal year ended September 30, 2003 and September 30, 2002 no shares were purchased by the Trust.

         During the fiscal year ended September 30, 2003, 112,188 treasury shares were issued in connection with the exercise of stock options under the Trust's plan. In the fiscal year ended September 30, 2002, the Trust issued 59,125 Treasury shares in connection with the exercise of stock options under the Trust's existing stock option plan. As of September 30, 2003 the Trust owns 1,381,028 Treasury shares of beneficial interest at an aggregate cost of $11,899.

NOTE 9 -  ADVISOR'S COMPENSATION AND CERTAIN TRANSACTIONS

         Certain of the Trust's officers and trustees are also officers, directors and the shareholder of REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. The agreement, which expires on December 31, 2007, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are charged to operations at a rate of 1% on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $875, $967 and $745 for the years ended September 30, 2003, 2002, and 2001, respectively. At September 30, 2003 $27 remains unpaid and is reflected in accounts payable on the consolidated balance sheet.

         The borrower may pay fees to REIT for services rendered in arranging and restructuring loans by the Trust. These fees, which are allowed by the advisory agreement, on loans arranged on behalf of the Trust and which are paid directly by the borrower to REIT amounted to $601, $591 and $443 for the years ended September 30, 2003, 2002 and 2001 respectively.

         REIT arranges for the management of certain properties for the Trust under renewable year-to-year agreements. Management fees, legal fees and leasing, selling and financing commissions incurred and reimbursed or owed to REIT or an other affiliated company for the years ended September 30, 2003, 2002 and 2001 aggregated $92, $95 and $132, respectively.

         The Chairman of the Board of Trustees of the Trust holds a similar position in One Liberty Properties, Inc. a related party, is an executive officer of the managing general partner and was a general partner through July 1, 2001 of Gould Investors L.P. a related party. Effective July 1, 2001 Mr. Gould assigned his general partner interest to Gould General LLC, an entity of which he is the sole member. During the years ended September 30, 2003, 2002 and 2001, allocated general and administrative expenses charged to the Trust by Gould Investors L.P. aggregated $656, $647 and $645, respectively. At September 30, 2003 $72 remains unpaid and is reflected in accounts payable on the consolidated balance sheet.

NOTE 10 - COMMITMENT

         The Trust maintains a non-contributory pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined. Pension expense approximated $168, $163 and $155 during the years ended September 30, 2003, 2002 and 2001, respectively.

NOTE 11 - QUARTERLY FINANCIAL DATA  (Unaudited)


                                                1st Quarter       2nd Quarter     3rd Quarter      4th Quarter      Total
                                                 Oct.-Dec.        Jan.-March      April-June        July-Sept.     For Year
                                                 ---------        ----------      ----------       -----------     --------

                                                                                   2003
                                                ---------------------------------------------------------------------------


Revenues                                         $ 4,130           $ 3,514          $ 3,765          $ 3,395         $14,804
   Income before equity in earnings
      of unconsolidated real estate
      ventures and gain on sale                    2,588             2,038            2,108            1,682           8,416
   Net income                                      2,836             2,205            4,754            3,888          13,683
      Per share                                  $   .38           $   .30          $   .64          $   .52         $  1.83 (a)




                                                                                  2002
                                                 --------------------------------------------------------------------------


Revenues                                         $ 4,693           $ 3,931          $ 3,658          $ 5,116         $17,398
   Income before equity in earnings
      of unconsolidated real estate
     ventures and gain on sale                     3,174             2,525            2,074            3,473          11,246
   Net income                                      3,456             3,343            2,122            3,665          12,586
      Per share                                  $   .47           $   .45          $   .29          $   .50         $  1.71 (a)



          Per share earnings represent basic earnings per beneficial share.
(a)       Calculated on weighted average shares outstanding for the fiscal year.
          May not foot due to rounding.



NOTE 12 - SUBSEQUENT EVENT


         On November 7, 2003 the Trust originated a $23,500 loan on a multi-family property located in Tampa, Florida using available cash and borrowings under the margin account and credit facility.




                                                                BRT REALTY TRUST
                                       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                                                               SEPTEMBER 30, 2003
                                                              (Amounts in Thousands)

                                                                             Gross Amount At Which Carried At
                                   Initial Cost To Company                           September 30, 2003
                                   -----------------------                   ----------------------------------
                                            Buildings         Costs Capitalized            Buildings            Accum.
                            Encum-             And        Subsequent to Acquisition           And               Amorti-
Description                 brances Land  Improvements Improvements Carrying Costs   Land Improvements Total    zation
----------------------------------------------------------------------------------------------------------------------

Residential
   New York, New York          -      -           -        $74          -               -      $74       $74        -
Shopping Center/Retail
   Rock Springs, WY            -   $600      $2,483        725        $28            $600    3,236     3,836   $1,126

   Yonkers, New York      $2,680      -       4,000         12         -                -    4,012     4,012      335
                          -------------------------------------------------------------------------------------------


TOTAL                     $2,680   $600      $6,483       $811        $28            $600   $7,322    $7,922   $1,461
                          ===========================================================================================
                                                                                                       (a)      (b)






                                                                BRT REALTY TRUST
                                       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                                                               SEPTEMBER 30, 2003
                                                              (Amounts in Thousands)

                                                                 Depreciation
                                                                   Life For
                                      Date Of        Date       Latest Income
                                    Construction    Acquired       Statement
                                    ------------    --------       ---------

Residential
   New York, New York
Shopping Center/Retail
   Rock Springs, WY                      -           Jan-92       21-35 Years

   Yonkers, New York                     -           Aug-00         39 Years
                          ----------------------------------------------------

TOTAL
                          ====================================================
                                        (c)


                                    BRT REALTY TRUST
            SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                                   SEPTEMBER 30, 2003
                                (Amounts in Thousands)

Notes to the schedule:


(a)      Total real estate properties                $  7,922
           Less: Accumulated amortization               1,461
                                                     --------


         Net real estate properties                  $  6,461
                                                     ========

(b) Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.

(c)      Information not readily obtainable.

         A reconciliation of real estate properties is as follows:

                                                                                            Year Ended September 30,
                                                                                            ------------------------
                                                                                       2003            2002          2001
                                                                                       ----            ----          ----

                Balance at beginning of year                                           $6,573         $6,777        $6,944
                Additions:
                Acquisitions                                                                -              -             -
                Capitalization of expenses                                                176             39           201
                                                                                      -------         ------        ------

                                                                                        6,749          6,816         7,145
                                                                                      -------         ------        ------
                Deductions:
                Sales/conveyances                                                          54              9           117
                Depreciation/amortization                                                 234            234           251
                                                                                      -------        -------        ------
                                                                                          288            243           368
                                                                                      -------        -------        ------
                Balance at end of year                                                 $6,461         $6,573        $6,777
                                                                                       ======         ======        ======

                The aggregate cost of investments in real estate assets for federal income tax purposes approximates book value.




                                                                         BRT REALTY TRUST
                                                                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                                             SEPTEMBER 30, 2003
                                                                           (Amounts in Thousands)

                                                 FINAL
                                       # OF     INTEREST      MATURITY
          DESCRIPTION                  LOANS      RATE          DATE       PERIODIC PAYMENT TERMS
----------------------------------------------------------------------------------------------------------------------
  First mortgage loans:
  Long term:
  Cooperative Apartments, Bronx, NY      1        7.3%         Jan-07      Interest and principal monthly

  Miscellaneous
   $0-$499                               2

Short term:
  Retail, New York, NY                   1      Prime+6.5%     Oct-04   Interest monthly, principal at maturity
  Retail, Asbury park, NJ                1      Prime+6.75%    May-04   Interest monthly, principal at maturity
  Apartments, Elmsmere, DE               1      Prime+6.5%     Apr-04   Interest monthly, principal at maturity
  Condominium Units, New York, NY        1      Prime+7.75%    Nov-03   Interest monthly, principal at maturity
  Industrial Building, Jersey City, NJ   1      Prime + 4.0%   Jan-04   Interest monthly, principal at maturity
  Office Building, Dover, DE             1         8.07%       July-05  Interest and principal monthly
  Apartments, Charlotte, NC              1      Prime+8.75%    May-04   Interest monthly, principal at maturity
  Retail/Multi-family, New York, NY      1      Prime+7.25%    Nov-03   Interest monthly, principal at maturity
  Office, New York, NY                   1         12.5%       Nov-03   Interest monthly, principal at maturity

Miscellaneous
  $0-$499                                3
  $500-$999                              5
  $1,500-$1,999                          4

Junior mortgage loans
  and junior participations:

Long Term:
  Apartments, Atlanta, GA                1       11.00%        June-08  Interest monthly, principal at maturity


Short Term:
Apartments and office building,
San Francisco, CA                        1      Prime + 5.0%   Jan-04  Interest monthly, principal at maturity
Apartments, Nashville, TN                1      13.00%         May-04   Interest monthly, principal at maturity

Miscellaneous
  $0-$499                                2
  $500-$999                              3

                                        32
                                      ====




                                                                             BRT REALTY TRUST
                                                                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                                             SEPTEMBER 30, 2003
                                                                           (Amounts in Thousands)


                                                                                               PRINCIPAL AMOUNT
                                                                             CARRYING          OF LOANS SUBJECT
                                                           FACE AMOUNT        AMOUNT            TO DELIONQUENT
      DESCRIPTION                            PRIOR LIENS   OF MORTGAGES    OF MORTGAGES(b)   PRINCIPAL OR INTEREST
------------------------------------------------------------------------------------------------------------------------------------

  First mortgage loans:
  Long term:
  Cooperative Apartments, Bronx, NY                 -     $   3,200         $  2,675                  -

  Miscellaneous
   $0-$499                                          -            52               52                  -

Short term:
  Retail, New York, NY                              -         8,200            8,200                  -
  Retail, Asbury park, NJ                           -         4,916            4,916                  -
  Apartments, Elmsmere, DE                          -         4,567            4,567                  -
  Condominium Units, New York, NY                   -         3,817            3,817                  -
  Industrial Building, Jersey City, NJ              -         2,600            2,600                  -
  Office Building, Dover, DE                        -         2,497            2,497                  -
  Apartments, Charlotte, NC                         -         2,378            2,378                  -
  Retail/Multi-family, New York, NY                 -         2,200            2,200                  -
  Office, New York, NY                              -         2,000            2,000                  -

Miscellaneous
  $0-$499                                           -           509              509                  -
  $500-$999                                         -         3,602            3,352              2,178
  $1,500-$1,999                                     -         6,863            6,863                  -

Junior mortgage loans
  and junior participations:

Long Term:
  Apartments, Atlanta, GA                     $16,016         2,950            2,950                  -


Short Term:
Apartments and office building,
San Francisco, CA                              53,476        10,400           10,400                  -
Apartments, Nashville, TN                       9,000         3,500            3,500                  -

Miscellaneous
  $0-$499                                       2,509           475              475                  -
  $500-$999                                    14,630         2,517            2,046                967
                                               --------------------------------------------------------
                                              $95,631       $67,243          $65,997            $ 3,145
                                              =========================================================




                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2003
                             (Amounts in Thousands)

Notes to the schedule:

(a) The following summary reconciles mortgages receivable at their carrying values:

                                                                              Year Ended September 30,
                                                                             -------------------------
                                                                           2003           2002        2001
                                                                        --------        -------     -------

   Balance at beginning of year                                         $ 83,646       $ 66,547    $ 42,282
   Additions:
   Advances under real estate loans                                       58,716         61,779      44,276
   Recovery of previously provided allowances                                  -            500           -
                                                                        --------       --------    --------

                                                                         142,063        128,826      86,558
                                                                        --------        -------    --------
   Deductions:
   Collections of principal                                               76,365         40,869      20,011
   Sale of loans                                                               -          4,311           -
                                                                        --------       --------    --------
                                                                          76,066         45,180      20,011
                                                                        --------       --------    --------

   Balance at end of year                                               $ 65,997       $ 83,646    $ 66,547
                                                                        ========       ========    ========



   (b) Carry amount of mortgages are net of a direct write off in the amount of $365 that was recognized in a prior year and allowances for loan losses in the amount of $881 on four loans.

   (c) The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.


