Form 10-Q
period 2003-12-31
BRT REALTY TRUST
filed 2004-02-12
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2003

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission File Number 1-7172


                                BRT REALTY TRUST
                                ----------------
             (Exact name of Registrant as specified in its charter)

          Massachusetts                                   13-2755856
          ----------------------------------------------------------
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)         Identification No.)

        60 Cutter Mill Road, Great Neck, NY                       11021
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

                           Yes   X         No
                               -----         -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                           Yes            No   X
                              -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,607,565 Shares of Beneficial Interest,
                 $3 par value, outstanding on February 10, 2004

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements


                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)
                                                                             December 31,       September 30,
                                                                                 2003              2003
                                                                                 ----              ----
                                                                             (Unaudited)         (Audited)
                                     ASSETS

Real estate loans - Note 3:
    Earning interest, including $6,872 and
      $7,134 from related parties                                             $ 87,151             $ 63,733
    Not earning interest                                                         3,145                3,145
                                                                              --------             --------
                                                                                90,296               66,878
   Allowance for possible losses                                                  (881)                (881)
                                                                              --------             --------
                                                                                89,415               65,997
                                                                              --------             --------
Real estate assets - Note 4:
    Real estate properties net of accumulated
      depreciation of $1,521 and $1,462                                          6,408                6,461
    Investment in unconsolidated real
      estate ventures at equity                                                  6,975                6,930
                                                                              --------             --------
                                                                                13,383               13,391
 Valuation allowance                                                              (325)                (325)
                                                                              --------             --------
                                                                                13,058               13,066
                                                                              --------             --------
Cash and cash equivalents                                                        6,966               21,694
Securities available-for-sale at market - Note 5                                40,408               36,354
Other assets                                                                     2,341                1,891
                                                                              --------             --------
          Total Assets                                                        $152,188             $139,002
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds - Note 6                                                   $ 11,875             $  4,755
    Mortgage payable                                                             2,663                2,680
    Accounts payable and accrued liabilities,
      including deposits of $1,228 and $1,103                                    3,356                5,635
    Dividends payable                                                            2,888                    -
                                                                              --------             --------
          Total Liabilities                                                     17,984               13,070
                                                                              --------             --------

Shareholders' Equity - Note 2:
    Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
    Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
      issued - 8,883  shares at each date                                       26,650               26,650
    Additional paid-in capital                                                  81,086               81,151
    Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          23,808               19,282
    Unearned compensation                                                         (384)                (406)
    Retained earnings                                                           11,560               11,154
                                                                              --------             --------
                                                                               142,720              137,831
Cost of 1,313 and 1,381 treasury shares of
    beneficial interest at each date                                           (11,314)             (11,899)
                                                                              --------             --------
           Total Shareholders' Equity                                          131,406              125,932
                                                                              --------             --------

           Total Liabilities and Shareholders' Equity                         $152,188             $139,002
                                                                              ========             ========

          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts In Thousands except for Per Share Data)

                                                                                     Three Months Ended
                                                                                         December 31,
                                                                                    2003             2002
                                                                                    ----             ----

Revenues:
   Interest and fees on real estate loans, including
     interest from related parties of $171 and $189                               $ 2,570           $ 2,910
   Operating income on real estate owned                                              528               547
   Other, primarily investment income                                                 571               673
                                                                                  -------           -------
          Total revenues                                                            3,669             4,130
                                                                                  -------           -------

Expenses:
   Interest on borrowed funds                                                         169               106
   Advisor's fee                                                                      298               234
   General and administrative                                                         798               676
   Other taxes                                                                         74               130
   Operating expenses relating to real estate owned,
     including interest on mortgages of $64 and $65                                   303               311
   Amortization and depreciation                                                       76                85
                                                                                  -------           -------
           Total expenses                                                           1,718             1,542
                                                                                  -------           -------
Income before  equity in earnings of
   unconsolidated joint ventures and gain on sale                                   1,951             2,588
Equity in earnings of unconsolidated entities                                          43                63
Net gain on sale of real estate assets                                                591               195
Net realized gain on sale of available-for
     -sale securities                                                                 720                 -
                                                                                  -------           -------
Income before minority interest                                                     3,305             2,846
Minority interest                                                                     (11)              (10)
                                                                                  -------           -------

Net income                                                                        $ 3,294           $ 2,836
                                                                                  =======           =======

Income per share of beneficial interest:

Basic earnings per share                                                          $   .44           $   .38
                                                                                  =======           =======
Diluted earnings per share                                                        $   .43           $   .38
                                                                                  =======           =======

Cash distributions per common share                                               $   .38           $   .30
                                                                                  =======           =======

Weighted average number of common shares outstanding:

Basic                                                                           7,513,383         7,407,189
                                                                                =========         =========
Diluted                                                                         7,671,566         7,536,538
                                                                                =========         =========






          See Accompanying Notes to Consolidated Financial Statements.




                        BRT REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                (Amounts In Thousands except for Per Share Data)



                                                                       Accumulated
                                          Shares of      Additional     Other Com-    Unearned
                                          Beneficial       Paid-In      prehensive     Compen-    Retained    Treasury
                                           Interest        Capital        Income       sation     Earnings      Shares     Total
                                           ---------      --------       ------        ------     --------      ------     -----


Balances, September 30, 2003                $26,650       $81,151        $19,282       $ (406)   $11,154     $(11,899)    $125,932

Distributions - common share
      ($.38 per share)                            -             -              -            -     (2,888)           -       (2,888)

Exercise of stock options                         -           (65)             -            -          -          585          520

Compensation expense -
      restricted stock                            -             -              -           22          -            -           22

Net income                                        -             -              -            -      3,294            -        3,294
     Other comprehensive
      income - net unrealized
      gain on available-for-sale
      securities (net of reclassi-
      fication adjustment for
      gains included in net
      income of $720)                             -             -          4,526            -          -            -        4,526
                                                                                                                             -----
Comprehensive income                              -             -              -            -          -            -        7,820
                                            --------------------------------------------------------------------------------------
Balances, December 31, 2003                 $26,650       $81,086        $23,808     $   (384)   $11,560     $(11,314)    $131,406
                                            ======================================================================================








          See Accompanying Notes to Consolidated Financial Statements.




                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts In Thousands)
                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                        2003              2002
                                                                                        ----              ----

Cash flows from operating activities:
   Net income                                                                         $ 3,294           $ 2,836
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Amortization and depreciation                                                         76                85
     Restricted stock expense                                                              22                 -
     Net gain on sale of real estate loans and properties                                (591)             (195)
     Net gain on sale of available-for-sale securities                                   (720)                -
     Equity in earnings of unconsolidated real estate ventures                            (43)              (63)
     Increase in straight line rent                                                       (38)              (38)
     (Increase) Decrease in interest and dividends receivable                            (305)              126
     (Increase) Decrease in prepaid expenses                                              (65)               20
     Increase in accounts payable and accrued liabilities                                 174             1,029
     Increase (Decrease) in deferred revenues                                             246               (62)
     Decrease in escrow deposits                                                          (75)             (195)
     Other                                                                                (53)               82
                                                                                      -------           -------
Net cash provided by operating activities                                               1,922             3,625
                                                                                      -------           -------

Cash flows from investing activities:
   Collections from real estate loans                                                  11,333            25,139
   Additions to real estate loans                                                     (34,751)           (9,933)
   Net costs capitalized to real estate assets                                            (70)              (32)
   Proceeds from the sale of real estate                                                  655               214
   Investment in real estate ventures                                                     (82)              (91)
   Sales of available-for-sale securities                                               1,192                 -
   (Decrease) Increase in deposits payable                                                 81                 9
   Partnership distributions                                                               80                65
                                                                                      -------           -------
Net cash used in investing activities                                                 (21,562)           15,371
                                                                                      -------           -------

Cash flows from financing activities:
   Net change in borrowed funds - credit facility                                        (250)          (14,552)
   Net change in borrowed funds - margin account                                        7,370                 -
   Payoff/paydown of loan and mortgages payable                                           (17)              (15)
   Cash distribution - common shares                                                   (2,711)                -
   Exercise of stock options                                                              520               488
                                                                                      -------           -------
   Net cash provided by (used in) financing activities                                  4,912           (14,079)
                                                                                      -------           -------

   Net (decrease) increase in cash and cash equivalents                                14,728             4,917
   Cash and cash equivalents at beginning of period                                    21,694             4,688
                                                                                      -------           -------
   Cash and cash equivalents at end of period                                         $ 6,966           $ 9,605
                                                                                      =======           =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                          $   206           $   191
                                                                                      =======           =======
Non cash investing and financing activity:
   Accrued distributions                                                              $ 2,888           $ 2,238
                                                                                      =======           =======

          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2003 and for the three months ended December 31, 2003 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results for the full year.

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

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT's Annual Report on Form 10-K for the year ended September 30, 2003.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 2 - Shareholders' Equity

Distributions

During the quarter ended December 31, 2003, BRT declared a cash distribution to shareholders of $.38 per share. This distribution totaled $2,888,000 and was payable January 2, 2004 to shareholders of record on December 22, 2003.

Stock Options

During the quarter ended December 31, 2003, 67,813 previously issued options were exercised. Proceeds from these options totaled $519,000.

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

Note 2 - Shareholders' Equity (Continued)

Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Trust had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for both 2004 and 2003: risk free interest rate of 4.43%, volatility factor of the expected market price of the Company's common stock based on historical results of .207, dividend yield of 5.5% and an expected option life of six years.

Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:

                                               Three Months Ended
                                                    December 31,
                                           2003                   2002
                                           ----                   ----

Net income to common
     shareholders as reported             $3,294                $2,836
Less: Total stock-based employee
     compensation expense
     determined under fair value
     based methods for all awards             30                    31
                                          ------                ------
Pro forma net income                      $3,264                $2,805
                                          ======                ======

Pro forma earnings per share
     of beneficial interest

Basic                                     $  .43                $  .38
                                          ======                ======
Diluted                                   $  .43                $  .38
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

Restricted Stock

During the prior year ended September 30, 2003, the Company issued 28,800 shares of restricted stock under its 2003 Incentive Plan which was approved by BRT's shareholders in March of 2003. The total number of shares allocated to this Plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. The Company records compensation expense under APB 25 over the vesting period, measuring the compensation cost based upon the market value of the shares on the date of grant. For the quarter ended December 31, 2003, the Trust recorded $22,000 of compensation expense.

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

The following table sets forth the computation of basic and diluted shares:


                                           For the three months ended
                                                   December 31,
                                            2003               2002
                                            ----               ----

Basic                                     7,513,383          7,407,189

Effect of dilutive securities               158,183            129,349
                                            -------            -------

Diluted                                   7,671,566          7,536,538
                                          =========          =========


Note 3 - Real Estate Loans

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb probable losses on the existing portfolio.

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended December 31, 2003 and 2002, interest income would have increased by approximately $103,000 and $21,000, respectively.

Included in real estate loans are four second mortgages and two first mortgages to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At December 31, 2003, the aggregate balance of these mortgage loans was $6,872,000. Interest earned on these loans totaled $171,000 and $189,000 for the three months ended December 31, 2003 and December 31, 2002, respectively.

On February 6, 2003 BRT closed a loan for $16,100,000 to a borrower who currently has several loans outstanding. As of February 11, 2004 these loans totaled $40,600,000 which is approximately 34% of total loans and 23% of total assets.

Note 4 - Investment in Unconsolidated Joint Ventures at Equity

The Trust is a partner in seven unconsolidated joint ventures which own and operate seven properties. In addition to making an equity contribution, the Trust may hold a first or second mortgage on the property owned by the venture.

Unaudited condensed financial information for the two most significant joint ventures is shown below.


                                Blue Hen Venture
                                ----------------

                                                                              December 31,         September 30,
                                                                                  2003                 2003
                                                                                  ----                 ----

  Condensed Balance Sheet

  Cash and cash equivalents                                                    $  1,040              $  1,211
  Real estate investments, net                                                   14,828                14,712
  Other assets                                                                      325                   409
                                                                               --------              --------
       Total assets                                                            $ 16,193              $ 16,332
                                                                               ========              ========

  Mortgages payable                                                            $  2,897              $  3,158
  Other liabilities                                                                 182                   266
  Equity                                                                         13,114                12,908
                                                                               --------              --------
      Total liabilities and equity                                             $ 16,193              $ 16,332
                                                                               ========              ========

 Trust's equity investment                                                     $  5,501              $  5,368
                                                                               ========              ========


                                                                                      Three Months Ended
                                                                                         December 31,
                                                                                 2003                  2002
                                                                                 ----                  ----
  Condensed Statement of Operations

  Revenues, primarily rental income                                            $    754              $    689
                                                                               --------              -------

  Operating expenses                                                                362                   296
  Depreciation                                                                      124                   117
  Interest expense                                                                   62                    82
                                                                               --------              --------
       Total expenses                                                               548                   495
                                                                               --------              --------

Net income attributable to members                                             $    206              $    194
                                                                               ========              ========

  Trust's share of net income                                                  $    103              $     97
                                                                               ========              ========

  Amount recorded in income statement                                          $    134              $     97
                                                                               ========              ========


The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen joint venture that is attributable to building and improvements is being amortized over the life of the related property. The portion that is attributable to land will be recognized upon the disposition of the land. During the quarter ended December 31, 2003 $31,000 of the excess was amortized into income.


                                 Rutherford Glen
                                                                           December 31,            September 30,
                                                                               2003                    2003
                                                                               ----                    ----
          Condensed Balance Sheet

          Cash and cash equivalents                                          $    100               $    195
          Real estate investments, net                                         18,450                 18,632
          Other assets                                                            272                    293
                                                                             --------               --------
                Total assets                                                 $ 18,822               $ 19,120
                                                                             ========               ========

          Mortgages payable                                                  $ 18,912               $ 18,966
          Other liabilities                                                       332                    481
          Equity                                                                 (422)                  (327)
                                                                             --------               --------
               Total liabilities and equity                                  $ 18,822               $ 19,120
                                                                             ========               ========

          Trust's equity investment                                          $   (162)              $  (120)
                                                                             ========               =======



                                                                                    Three Months Ended
                                                                                        December 31,
                                                                                 2003                 2002
                                                                                 ----                 ----

  Condensed Statement of Operations

  Revenues, primarily rental income                                           $   578               $   597
                                                                              -------               -------

  Operating expenses                                                              288                   227
  Depreciation                                                                    182                   182
  Interest expense                                                                357                   367
                                                                              -------               -------
      Total expenses                                                              827                   776
                                                                              -------               -------

 Net income attributable to members                                           $  (249)              $  (179)
                                                                              ========              =======

  Trust's share of net income                                                 $  (124)              $   (89)
                                                                              ========              =======

  Amount recorded in income statement                                         $  (124)              $  (89)
                                                                              ========              =======



Note 5 - Available-For-Sale Securities

Included in available-for-sale securities are 1,059,200 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $13,913,000 and a fair value at December 31, 2003 of $36,765,000. The shares held by the Trust represent approximately 5.26% of the outstanding shares of Entertainment Properties Trust as of October 24, 2003.

During the quarter ended December 31, 2003 the Trust sold 35,600 shares of EPR. These shares, which had a cost basis of $468,000, were sold for $1,188,000 resulting in a gain of $720,000.

Also included in available-for-sale securities are 133,950 shares of Atlantic Liberty Financial Corp. (NASDAQ:ALFC), which have a cost basis of $2,034,000 and a fair market value of $2,621,000. The shares held by the Trust represent approximately 7.83% of the outstanding shares of Atlantic Liberty as of September 30, 2003.



Note 6 -Borrowed Funds

We maintain a $30 million revolving credit agreement with North Fork Bank. The facility matures on June 1, 2006. The Trust also may extend the term of the facility for two one year periods for a fee of $75,000 each year. Borrowings under the facility are secured by specific receivables and the credit agreement provides that the amount borrowed will not exceed 65% of the collateral pledged. As of December 31, 2003, BRT had provided collateral, as defined under the credit agreement, that would permit BRT to borrow the full amount of the facility. Interest charged on the outstanding balance is at prime plus 1/2%. At December 31, 2003, there was $750,000 outstanding on this facility. For the three months ended December 31, 2003 the average balance outstanding on the credit line was $3,981,000 and the Trust recorded $46,000 of interest expense.

In addition to its credit facility BRT has the ability to borrow funds through a margin account. In order to maintain the account BRT pays an annual fee, equal to .3% of the market value of the pledged securities, which is included in interest expense. At December 31, 2003, there was an outstanding balance of $11,125,000. The average outstanding balance for the three months ended December 31, 2003 was $8,596,000 and the average interest rate paid was 5.57%. Interest expense for the three months ended December 31, 2003 was $123,000, which includes the fees charged to maintain the margin account. At December 31, 2003, marketable securities with a fair value of $36,765,000 were pledged as collateral.

Note 7 - Comprehensive Income

Comprehensive income for the three month period ended was as follows:

                                                Three Months Ended
                                                   December 31,
                                             2003                 2002
                                             ----                 ----
Net income                                 $ 3,294               $ 2,836

Other comprehensive income -
    Unrealized gain on available -
    for-sale securities                      4,526                 1,926
                                           -------               -------

Comprehensive income                       $ 7,820               $ 4,762
                                           =======               =======

Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $23,808,000 and $14,352,000 at December 31, 2003 and 2002, respectively.

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

Consolidation of Variable Entities Interest

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The provisions of this interpretation apply to the first fiscal year or interim period beginning after March 15, 2004. Management is currently reviewing its unconsolidated joint ventures to determine if any of them represent variable interest entities which would require consolidation by the Trust pursuant to the interpretation.

Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.

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

Liquidity and Capital Resources

We are primarily engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by income producing property. Our investment policy emphasizes short-term mortgage loans. We also purchase senior and junior participations in short term mortgage loans and originate participating mortgage loans and loans to joint ventures in which we are an equity participant. Repayments of real estate loans in the amount of $81,133,000 are due and payable to us during the twelve months ending December 31, 2004, including $3,145,000 currently not earning interest and due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We maintain a $30,000,000 revolving credit facility with North Fork Bank. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 65% of qualified first mortgage loans pledged to North Fork Bank. As of December 31, 2003, we had provided collateral that would permit us to borrow the entire amount under the facility. Interest is charged on the outstanding balance at prime plus 1/2% (currently 4 1/2% per annum). The facility matures June 1, 2006 and may be extended, at our option, for two one year terms. At December 31, 2003, there was $750,000 outstanding on this facility.

We also have the ability to borrow on margin, using the shares we own in Entertainment Properties Trust as collateral. At December 31, 2003 there was approximately $14,678,000 available under this facility of which $11,124,000 was outstanding. The amount available under the facility will be reduced if the market value of the stock of Entertainment Properties Trust declines.


During the three months ended December 31, 2003, we generated cash of $1,922,000 from operations, $11,333,000 from real estate loan collections, $7,120,000 from borrowings on existing facilities and $1,192,000 from the sale of securities. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $34,751,000 and pay shareholder dividends of $2,711,000. Our cash and cash equivalents were $6,966,000 at December 31, 2003.

We will satisfy our liquidity needs from cash and liquid investments on hand, the credit facility with North Fork Bank, the availability in our margin account collateralized by shares of Entertainment Properties Trust, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

Interest and fees on real estate loans declined by $340,000, or 12%, to $2,570,000 for the three months ended December 31, 2003 from $2,910,000 for the three months ended December 31, 2002. A decrease in the average rate earned on the portfolio to 11.15% in the three months ended December 31, 2003 from 12.11% in the three months ended December 31, 2002 caused a $194,000 decrease. The decline in the average interest rate earned is due to a general decline in interest rates and an increase in non-accruing loans as compared to the prior year's quarter. During the three months ended December 31, 2002 a previously non-earning loan was paid off resulting in the recognition of accumulated earned interest of $105,000. A $10,000 decline in fee income was realized in the three months ended December 31, 2003 as a result of decreased extension fee income. During the current quarter the average balance of loans outstanding declined by $1.0 million accounting for a decline of $30,000

Other revenues, primarily investment income, decreased to $571,000 in the three months ended December 31, 2003, from $673,000 in the three months ended December 31, 2002, a decrease of $102,000, or 15%. The decline was primarily caused by a decrease in the amount of dividends received on our REIT securities caused by the sale of a portion of these securities over the prior fiscal year and the current quarter.

Interest expense on borrowed funds increased to $169,000 in the three months ended December 31, 2003 from $106,000 in the three months ended December 31, 2002. The increase of $63,000, or 60%, is due to an increase in the average balance of borrowings outstanding to $12.6 million in the current three month period from $8.2 million in the comparable three month period in the prior fiscal year. This resulted in an increase of $40,000. The remaining $23,000 of increase in interest expense was caused by an overall increase in the cost of borrowings from 5.02% in the prior period quarter to 5.25% in the current quarter. The average interest rate includes an annual fee of .3%, which is based on the market value of the pledged shares we own in Entertainment Properties Trust, that have appreciated in value over the prior period.

The Advisor's fee, which is calculated based on invested assets, increased $64,000, or 28%, in the three months ended December 31, 2003 to $298,000 from $234,000 in the three months ended December 31, 2002. In the current quarter we experienced an increase of $29 million in the outstanding balance of invested assets, the basis upon which the fee is calculated, thereby causing an increase in the fee.


General and administrative expenses increased $122,000, or 18%, from $676,000 in the three months ended December 31, 2002 to $798,000 in the three months ended December 31, 2003. An increase of $52,000 was recorded in professional fees. In the prior years quarter we received reimbursement of legal expenses from borrowers upon the payoff of two loans thereby reducing our professional fee expense. Compensation and related costs increased $39,000 from the prior period quarter, the result of increased staffing and the amortization of restricted stock issued in the prior fiscal year. In addition, there was a $13,000 increase in the allocation of personnel and other expenses computed in accordance with our Shared Services Agreement, as compared to the prior years quarter, the result of an increase in the level of business activity in the last two months of the current quarter.

Other taxes decreased $56,000, or 44%, in the three months ended December 31, 2003 from $130,000 to $74,000. The amounts in both periods represents primarily federal excise tax on income generated but not yet distributed. In the current quarter the Trust lowered the accrual for Federal excise tax expense to reflect the classification of a portion of dividends received from another REIT as a non taxable return of capital.

Equity in earnings of unconsolidated ventures decreased $20,000, or 33%, in the three months ended December 31, 2003 to $43,000 from $63,000 in the three months ended December 31, 2002. This decline is primarily due to a loss generated by one of the Trust's joint ventures. This venture, which owns and operates a multifamily apartment complex in the Atlanta, Georgia area, continues to show losses due to a weak rental market in the area.

Gain on the sale of real estate assets increased $396,000 or 202% in the three months ended December 31, 2003 to $591,000 from $195,000 in the three month period ended December 31, 2002. This resulted from the sale of two cooperative apartment units in the current period versus one unit sold in the prior period.

Gain on sale of available-for-sale securities increased to $720,000 in the three month period ended December 31, 2003 from $-0- in the three month period ended December 31, 2002. The gain in the current three month period resulted from the sale of 35,600 shares of Entertainment Properties Trust which resulted in net proceeds of $1,188,000 and had a cost basis of $468,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At December 31, 2003, approximately 68% of our loan portfolio was variable rate based primarily on the prime rate. Any changes in the prime interest rate could have a positive or negative effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have approximately a $402,000 positive effect on income before taxes and a one percent decline in interest rates would also have approximately a $15,000 positive effect on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At December 31, 2003 our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, California and Delaware and it is therefore, subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

Our president and chief executive officer, senior vice president-finance and vice president and chief financial officer have participated in the design and implementation of our disclosure controls and procedures and have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation they have concluded that the controls and procedures are effective as of December 31, 2003.

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, no corrective actions were taken with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Senior Vice President-Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3 Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.4 Certification of President and Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.5 Certification of Senior Vice President-Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.6 Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On December 19, 2003 BRT filed an 8-K attaching a copy of its press release reporting its results of operations for the fiscal year ended September 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRT REALTY TRUST
Registrant




February 12,  2003             /s/ Jeffrey A. Gould
------------------             -----------------------------------
Date                           Jeffrey A. Gould, President




February 12, 2003              /s/ George Zweier
-----------------              -----------------------------------
Date                           George Zweier, Vice President
                               and Chief Financial Officer
                               (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 of BRT Realty Trust;

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


   Date:   February 12, 2004
                                        /s/ Jeffrey A. Gould
                                        --------------------
                                        Jeffrey A. Gould
                                        President and
                                        Chief Executive Officer

                                   EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 of BRT Realty Trust;

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

   Date:   February 12, 2004                  /s/ David W. Kalish
                                              -------------------
                                              David W. Kalish
                                              Senior Vice President-Finance

                                   EXHIBIT 31.3
                                  CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 of BRT Realty Trust;

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

   Date:   February 12, 2004
                                     /s/ George Zweier
                                     -----------------
                                     George Zweier
                                     Vice President and Chief
                                     Financial Officer

                                  EXHIBIT 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 12, 2004                   /s/ Jeffrey A. Gould
                                            --------------------
                                            Jeffrey A. Gould
                                            Chief Executive Officer

                                  EXHIBIT 32.2

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 12, 2004                  /s/ David W. Kalish
                                           --------------------------------
                                           David W. Kalish
                                           Senior Vice President-Finance

                                  EXHIBIT 32.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 12, 2004         /s/ George Zweier
                                  -----------------------------------
                                  George Zweier
                                  Chief Financial Officer