Form 10-Q
period 2004-03-31
BRT REALTY TRUST
filed 2004-05-13
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                        Commission File Number 001-07172


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

        Registrant's telephone number, including area code (516) 466-3100
                                                            -------------

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

                    7,650,295 Shares of Beneficial Interest,
                    $3 par value, outstanding on May 10, 2004


Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)
                                                                              March 31,         September 30,
                                                                                 2004              2003
                                                                                 ----              ----
                                                                             (Unaudited)         (Audited)
                                     ASSETS

Real estate loans - Note 3:
    Earning interest, including $7,855 and
      $7,134 from related parties                                             $101,411             $ 63,733
    Not earning interest                                                         5,590                3,145
                                                                              --------             --------
                                                                               107,001               66,878
   Allowance for possible losses                                                  (881)                (881)
                                                                              --------             --------
                                                                               106,120               65,997
                                                                              --------             --------
Real estate assets - Note 4:
    Real estate properties net of accumulated
      depreciation of $1,580 and $1,462                                          6,363                6,461
    Investment in unconsolidated real
      estate ventures at equity                                                  7,641                6,930
                                                                              --------             --------
                                                                                14,004               13,391
 Valuation allowance                                                              (325)                (325)
                                                                              --------             --------
                                                                                13,679               13,066
                                                                              --------             --------
Cash and cash equivalents                                                        6,854               21,694
Securities available-for-sale at market - Note 5                                44,855               36,354
Other assets                                                                     2,381                1,891
                                                                              --------             --------
          Total Assets                                                        $173,889             $139,002
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds - Note 6                                                   $ 26,965             $  4,755
    Mortgage payable                                                             2,645                2,680
    Accounts payable and accrued liabilities,
      including deposits of $1,726 and $1,103                                    3,671                5,635
    Dividends payable                                                            3,443                    -
                                                                              --------             --------
          Total Liabilities                                                     36,724               13,070
                                                                              --------             --------

Shareholders' Equity - Note 2:
    Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
    Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
      issued - 8,883  shares at each date                                       26,650               26,650
    Additional paid-in capital                                                  81,729               81,151
    Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          29,485               19,282
    Unearned compensation                                                         (968)                (406)
    Retained earnings                                                           11,369               11,154
                                                                              --------             --------
                                                                               148,265              137,831
Cost of 1,233 and 1,381 treasury shares of
    beneficial interest at each date                                           (11,100)             (11,899)
                                                                              --------             --------
           Total Shareholders' Equity                                          137,165              125,932
                                                                              --------             --------

           Total Liabilities and Shareholders' Equity                         $173,889             $139,002
                                                                              ========             ========

          See Accompanying Notes to Consolidated Financial Statements.





                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts In Thousands except for Per Share Data)

                                                                           Three Months Ended         Six Months Ended
                                                                                March 31,                 March 31,
                                                                                --------                  ---------
                                                                          2004          2003          2004         2003
                                                                          ----          ----          ----         ----

Revenues:
   Interest and fees on real estate loans, including interest from related parties of $180 and $171 for the three month periods, respectively, and
     $351 and $372
     for the six month periods, respectively                             $ 3,388       $ 2,222       $ 5,958      $ 5,132
   Operating income on real estate owned                                     597           567         1,125        1,114
   Other, primarily investment income                                        614           725         1,185        1,398
                                                                         -------      --------      --------      -------
          Total revenues                                                   4,599         3,514         8,268        7,644
                                                                         -------       -------      --------        -----

Expenses:
   Interest on borrowed funds                                                259            28           428          134
   Advisor's fee                                                             341           186           639          420
   General and administrative                                              1,016           744         1,814        1,420
   Other taxes                                                                82           115           156          245
   Operating expenses relating to real estate owned,
     including interest on mortgages of $63 and $64 for the
     three month periods, respectively, and $128 and $131
     for the six month periods respectively                                  478           317           781          628
   Amortization and depreciation                                              77            86           153          171
                                                                         -------       -------       -------      -------
           Total expenses                                                  2,253         1,476         3,971        3,018
                                                                         -------       -------       -------      -------
Income before  equity in earnings of
   unconsolidated joint ventures and gain on sale                          2,346         2,038         4,297        4,626
Equity in earnings of unconsolidated real estate ventures                     (2)           31            41           94
Net gain on sale of real estate assets                                         -             -           591          195
Net realized gain on sale of available-for
     -sale securities                                                        917           146         1,637          146
                                                                         -------       -------       -------      -------
Income before minority interest                                            3,261         2,215         6,566        5,061
Minority interest                                                            (10)          (10)          (21)         (20)
                                                                         -------       -------       -------      -------

Net income                                                               $ 3,251       $ 2,205       $ 6,545      $ 5,041
                                                                         =======       =======       =======      =======

Income per share of beneficial interest:

Basic earnings per share                                               $     .43     $     .30     $     .87    $     .68
                                                                       =========     =========     =========    =========
Diluted earnings per share                                             $     .42     $     .29     $     .85    $     .67
                                                                       =========     =========     =========    =========

Cash distributions per common share                                    $     .45    $     .30      $     .83    $     .60
                                                                       =========    =========      =========    =========

Weighted average number of common shares outstanding:

Basic                                                                  7,579,806     7,460,282     7,546,413    7,433,444
                                                                       =========     =========     =========    =========
Diluted                                                                7,696,940     7,571,689     7,684,184    7,553,921
                                                                       =========     =========     =========    =========






          See Accompanying Notes to Consolidated Financial Statements.





                                                      BRT REALTY TRUST AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                 (Unaudited)
                                                (Amounts In Thousands except for Per Share Data)



                                                                      Accumulated
                                          Shares of      Additional    Other Com-    Unearned
                                          Beneficial      Paid-In      prehensive     Compen-    Retained    Treasury
                                           Interest       Capital        Income       sation     Earnings      Shares      Total
                                           ---------      --------       ------       ------     --------      ------      -----

Balances, September 30, 2003                $26,650       $81,151        $19,282     $   (406)    $11,154     $(11,899)    $125,932

Distributions - common share
      ($.83 per share)                            -             -              -            -      (6,330)           -       (6,330)

Exercise of stock options                         -           (74)             -            -           -          784          717

Issuance of restricted stock                      -           660              -         (660)          -            -            -
Compensation expense -
      restricted stock                            -             7              -           98           -            -          105

Restricted stock vesting                          -           (15)             -            -           -           15            -

Net income                                        -             -              -            -       6,545            -        6,545
     Other comprehensive
      income - net unrealized
      gain on available-for-sale
      securities (net of reclassi-
      fication adjustment for
      gains included in net
      income of $1,637)                           -             -         10,203            -           -            -       10,203
                                                                                                                             ------
Comprehensive income                              -             -              -            -           -            -       16,748
                                            ---------------------------------------------------------------------------------------
Balances, March 31, 2004                    $26,650       $81,729        $29,485     $   (968)    $11,369     $(11,100)    $137,165
                                            =======================================================================================





          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts In Thousands)
                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                        2004             2003
                                                                                        ----             ----

Cash flows from operating activities:
   Net income                                                                         $ 6,545           $ 5,041
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Amortization and depreciation                                                        153               171
     Restricted stock expense                                                             105                 -
     Net gain on sale of real estate loans and properties                                (591)             (195)
     Net gain on sale of available-for-sale securities                                 (1,637)             (146)
     Equity in earnings of unconsolidated real estate ventures                            (41)              (94)
     Increase in straight line rent                                                       (76)              (76)
   Increases and decreases from changes in other
    assets and liabilities
     (Increase) Decrease in interest and dividends receivable                            (364)               88
     (Increase) Decrease in prepaid expenses                                              (44)               43
     Increase (Decrease) in accounts payable and accrued liabilities                       31              (427)
     Increase in deferred costs                                                           (75)                -
     Increase (Decrease) in deferred revenues                                             235              (254)
     Increase (Decrease) in escrow deposits                                               358              (255)
     Other                                                                                 43              (252)
                                                                                      -------           -------
Net cash provided by operating activities                                               4,642             3,644
                                                                                      -------           -------

Cash flows from investing activities:
   Collections from real estate loans                                                  46,220            47,902
   Additions to real estate loans                                                     (86,343)          (14,105)
   Net costs capitalized to real estate assets                                            (84)              (79)
   Proceeds from the sale of real estate                                                  655               214
   Investment in real estate ventures                                                    (790)             (214)
   Purchase of available-for-sale securities                                                -            (1,935)
   Sales of available-for-sale securities                                               3,337               434
   Increase in deposits payable                                                           115                14
   Partnership distributions                                                              120               113
                                                                                      -------           -------
Net cash used in (provided by) investing activities                                   (36,770)           32,344
                                                                                      -------           -------

Cash flows from financing activities:
   Net change in borrowed funds - credit facility                                      15,250            (9,245)
   Net change in borrowed funds - margin account                                        6,960            (5,500)
   Payoff/paydown of loan and mortgages payable                                           (34)              (32)
   Cash distribution - common shares                                                   (5,599)           (2,238)
   Exercise of stock options                                                              711               494
                                                                                      -------           -------
   Net cash provided by (used in) financing activities                                 17,288           (16,521)
                                                                                      -------           --------

   Net (decrease) increase in cash and cash equivalents                               (14,840)           19,467
   Cash and cash equivalents at beginning of period                                    21,694             4,688
                                                                                      -------           -------
   Cash and cash equivalents at end of period                                         $ 6,854           $24,155
                                                                                      =======           =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                          $   504           $   279
                                                                                      =======           =======
Non cash investing and financing activity:
   Accrued distributions                                                              $ 3,443           $ 2,238
                                                                                      =======           =======



          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2004 and for the three and six months ended March 31, 2004 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the six months ended March 31, 2004 are not necessarily indicative of the results for the full year.

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

Note 2 - Shareholders' Equity

Distributions

During the quarter ended March 31, 2004, BRT declared a cash distribution to shareholders of $.45 per share. This distribution totaled $3,443,000 and was payable April 1, 2004 to shareholders of record on March 23, 2004.

Stock Options

During the quarter ended March 31, 2004, 23,125 previously issued options were exercised. Proceeds from the exercise of these options totaled $192,000.

The Trust adopted Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Trust's employee stock options equaled the market price of the underlying stock on the date of grant.
Note 2 - Shareholders' Equity (Continued)

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

Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:

                                                        Three Months Ended                Six Months Ended
                                                             March 31,                        March 31,
                                                             ---------                        ---------
                                                       2004               2003            2004           2003
                                                       ----               ----            ----           ----


Net income to common
     shareholders as reported                          $3,251           $2,205           $6,545         $5,041
Less: Total stock-based employee
     compensation expense
     determined under fair value
     method for all awards                                 30               31               60             62
                                                       ------           ------           ------         ------
Pro forma net income                                   $3,221           $2,174           $6,485         $4,979
                                                       ======           ======           ======         ======

Pro forma earnings per share
     of beneficial interest

Basic                                                $    .42         $    .29         $    .86        $   .67
                                                     ========         ========         ========        =======
Diluted                                              $    .42         $    .29         $    .84        $   .66
                                                     ========         ========         ========        =======



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

Restricted Stock

During the quarter ended March 31, 2004 the Trust issued 28,230 shares of restricted stock under its 2003 Incentive Plan. The 2003 Incentive Plan was approved by BRT's shareholders at the Annual Meeting of Shareholders' held in March, 2003. As of March 31, 2004 56,280 shares were issued under this plan. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. The Company records compensation expense under APB 25 over the vesting period, measuring the compensation cost based on the market value of the shares on the date of the award of the restricted stock. For the quarter and six months ended March 31, 2004, the Trust recorded $83,000 and $105,000 of compensation expense. This includes $39,000, for both the three and six month periods, of compensation expense recorded due to the accelerated vesting of 1,750 shares of restricted stock.

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

The following table sets forth the computation of basic and diluted shares:



                                                        Three Months Ended              Six Months Ended
                                                             March 31,                       March 31,
                                                             ---------                       ---------
                                                        2004           2003             2004           2003
                                                        ----           ----             ----           ----

Basic                                                7,579,806       7,460,282        7,546,413      7,433,444

Effect of dilutive securities                          120,134         111,407          137,771        120,477
                                                    ----------      ----------       ----------     ----------

Diluted                                              7,699,940       7,571,689        7,684,184      7,553,921
                                                     =========       =========        =========      =========


Note 3 - Real Estate Loans

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb probable losses on the existing portfolio.

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended March 31, 2004 and 2003, interest income would have increased by approximately $114,000 and $21,000, respectively. For the six month period ended March 31, 2004 and 2003, respectively, the increase would have been $217,000 and $42,000, respectively. During the three and six month periods ended March 31, 2004 the Trust collected $71,000 of interest on non-earning loans.

Included in real estate loans are five second mortgages and two first mortgages to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At March 31, 2004, the aggregate balance of these mortgage loans was $7,855,000. Interest earned on these loans totaled $180,000 and $182,000 for the three months ended March 31, 2004 and 2003, respectively. For the six months ended March 31, 2004 and 2003 interest earned on these loans totaled $351,000 and $372,000, respectively.

As of March 31, 2004 there were three loans outstanding to one borrower. These loans totaled $29,440,000 which is approximately 28% of total loans and 18% of total assets. All three loans are collateralized by multi-family developments. Two of the loans with a balance at march 31, 2004 of $18,940,000 are collateralized by properties located in Florida and the remaining loan with a balance at March 31, 2004 of $10,500,000 is collateralized by a property in Tennessee. All three loans have an adjustable interest rate.

Note 4 - Investment in Unconsolidated Joint Ventures at Equity

The Trust is a partner in eight unconsolidated joint ventures which own and operate eight properties. In addition to making an equity contribution, the Trust may hold a first or second mortgage on the property owned by the venture.

Unaudited condensed financial information for the two most significant joint ventures is shown below.

                                Blue Hen Venture

                                                                              March 31,             September 30,
                                                                                2004                    2003
                                                                                ----                    ----

  Condensed Balance Sheet

  Cash and cash equivalents                                                    $    559              $  1,211
  Real estate investments, net                                                   15,246                14,712
  Other assets                                                                      292                   409
                                                                               --------              --------
       Total assets                                                            $ 16,097              $ 16,332
                                                                               ========              ========

  Mortgages payable                                                            $  2,630              $  3,158
  Other liabilities                                                                 197                   266
  Equity                                                                         13,270                12,908
                                                                               --------              --------
       Total liabilities and equity                                            $ 16,097              $ 16,332

 Trust's equity investment                                                     $  5,579              $  5,368
                                                                               ========              ========



                                                                Three Months Ended              Six Months Ended
                                                                     March 31,                      March 31,
                                                                     ---------                      ---------
                                                               2004             2003          2004            2003
                                                               ----             ----          ----            ----

  Condensed Statement of Operations

  Revenues, primarily rental income                           $   748         $   753        $ 1,502         $ 1,442
                                                              -------         -------        -------         -------

  Operating expenses                                              410             414            773             710
  Depreciation                                                    125             120            249             237
  Interest expense                                                 57              77            119             159
                                                              -------         -------        -------         -------
       Total expenses                                             592             611          1,141           1,106
                                                              -------         -------        -------         -------

Net income attributable to members                            $   156         $   142        $   361         $   336
                                                              =======         =======        =======         =======

  Trust's share of net income
      recorded in income statement                            $    78         $    71        $   180         $   168
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


                                 Rutherford Glen
                                                                              March 31,            September 30,
                                                                                2004                   2003
                                                                                ----                   ----

          Condensed Balance Sheet

          Cash and cash equivalents                                            $    159              $    195
          Real estate investments, net                                           18,343                18,632
          Other assets                                                              247                   293
                                                                               --------              --------
                Total assets                                                   $ 18,749              $ 19,120
                                                                               ========              ========

          Mortgages payable                                                    $ 18,864              $ 18,966
          Other liabilities                                                         371                   481
          Equity                                                                   (486)                 (327)
                                                                               --------              --------
               Total liabilities and equity                                    $ 18,749              $ 19,120
                                                                               ========              ========

          Trust's equity investment                                            $   (222)             $   (120)

                                                                               ========              ========




                                                                Three Months Ended               Six Months Ended
                                                                     March 31,                       March 31,
                                                                     ---------                       ---------
                                                               2004            2003            2004           2003
                                                               ----            ----            ----           ----

  Condensed Statement of Operations

  Revenues, primarily rental income                           $   587        $   578          $ 1,165        $ 1,175
                                                              -------        -------          -------        -------

  Operating expenses                                              278            264              566            491
  Depreciation                                                    182            182              364            364
  Interest expense                                                362            364              719            731
                                                              -------        -------          -------        -------
       Total expenses                                             822            810            1,649          1,586
                                                              -------        -------          -------        -------

  Net income attributable to members                          $  (235)       $  (232)         $  (484)       $  (411)
                                                             ========       ========         ========       ========

  Trust's share of net income
      recorded in income statement                            $  (118)       $  (116)         $  (242)       $  (205)
                                                              ========       ========         ========       ========


Note 5 - Available-For-Sale Securities

Included in available-for-sale securities are 1,033,500 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $13,575,000 and a fair value at March 31, 2004 of $42,280,485. The shares held by the Trust represent approximately 4.39% of the outstanding shares of Entertainment Properties Trust as of April 27, 2004.

During the quarter ended March 31, 2004 the Trust sold 25,700 shares of EPR. These shares, which had a cost basis of $337,000, were sold for $995,000 resulting in a gain of $658,000.

Also included in available-for-sale securities are 75,400 shares of Atlantic Liberty Financial Corp. (NASDAQ:ALFC), which have a cost basis of $1,145,000 and a fair market value of $1,459,000. The shares held by the Trust represent approximately 4.41% of the outstanding shares of Atlantic Liberty as of December 31, 2003.

Note 5 - Available-For-Sale Securities (Continued)

During the quarter ended March 31, 2004 the Trust sold 58,550 shares of ALFC. These shares, which had a cost basis of $889,000, were sold for $1,148,000 resulting in a gain of $259,000.

Note 6 -Borrowed Funds

On March 30, 2004 the Trust amended it's existing $30 million credit line with North Fork Bank primarily to increase the maximum borrowing to $45 million. The credit line has a maturity date of April 1, 2006. A fee of $75,000 was paid to North Fork Bank in connection with this amendment. The Trust may extend the term of the facility for two one year periods for a fee of $75,000. Borrowings under this facility are secured by specific receivables and the credit agreement provides that the amount borrowed will not exceed 65% of the collateral pledged. As of March 31, 2004 BRT had provided collateral that would permit BRT to borrow up to approximately $31,300,000 under the facility. At March 31, 2004 BRT had $16,250,000 outstanding under the facility. Interest charged on the outstanding balance is at prime plus 1/2%. For the three and six months ended March 31, 2004 the average outstanding balance on the credit line was $12,481,000 and $8,208,000, respectively, and interest expense for the three and six month periods ended March 31, 2004 was $141,000 and $188,000, respectively.

In addition to its credit facility BRT has the ability to borrow funds through a margin account. In order to maintain the account BRT pays an annual fee, equal to .3% of the market value of the pledged securities, which is included in interest expense. At March 31, 2004, there was an outstanding balance under the facility of $10,715,000. The average outstanding balance for the three and six months ended March 31, 2004 was $11,249,000 and $9,915,000, respectively, and the average interest rate paid was 4.15% and 4.77%, respectively. Interest expense for the three and six months ended March 31, 2004 was $118,000 and $240,000, respectively, which includes the fees charged to maintain the margin account. At March 31, 2004, marketable securities with a fair value of $42,280,000 were pledged as collateral.

Note 7 - Comprehensive Income


Comprehensive income for the three month period ended was as follows:

                                                           Three Months Ended             Six Months Ended
                                                                March 31,                      March 31,
                                                                ---------                      ---------
                                                           2004            2003          2004           2003
                                                           ----            ----          ----           ----

Net income                                               $ 3,251          $ 2,205       $ 6,545       $ 5,041

Other comprehensive income -
    Unrealized gain on available -
    for-sale securities                                    5,677            3,870        10,203         5,796
                                                         -------         --------       -------      --------

Comprehensive income                                     $ 8,928          $ 6,075       $16,748       $10,837
                                                         =======          =======       =======       =======


Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $29,485,000 and $18,222,000 at March 31, 2004 and 2003, respectively.



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

Consolidation of Variable Entities Interest

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The provisions of this interpretation apply to the first fiscal year or interim period beginning after March 15, 2004. Management has reviewed its unconsolidated joint ventures to determine if any of them represent variable interest entities which would require consolidation by the Trust pursuant to the interpretation and had determined that none of its joint ventures meet the criteria for consolidation under the interpretation.

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

Liquidity and Capital Resources

We are primarily engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by income producing property. Our investment policy emphasizes short-term mortgage loans. We also purchase senior and junior participations in short term mortgage loans and originate participating mortgage loans and loans to joint ventures in which we are an equity participant. Repayments of real estate loans in the amount of $98,285,000 are due and payable to us during the twelve months ending March 31, 2005, including $5,590,000 currently not earning interest and due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We maintain a $45,000,000 revolving credit facility with North Fork Bank. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 65% of qualified first mortgage loans pledged to North Fork Bank. As of March 31, 2004, we had provided collateral that would permit us to borrow $31,300,000 under the facility. Interest is charged on the outstanding balance at prime plus 1/2% (currently 4 1/2% per annum). The facility matures April 1, 2006 and may be extended, at our option, for two one year terms. At March 31, 2004, there was $16,250,000 outstanding on this facility.

We also have the ability to borrow on margin, using the shares we own in Entertainment Properties Trust as collateral. At March 31, 2004 there was approximately $16,912,000 available under this facility, which at May 12, 2004 was approximately $13,543,000 due to a decline in the market value, of which $10,715,000 was outstanding. The amount available under the facility will be reduced if the market value of the stock of Entertainment Properties Trust declines.

During the six months ended March 31, 2004, we generated cash of $4,642,000 from operations, $46,220,000 from real estate loan collections, $22,210,000 from borrowings on existing facilities and $3,337,000 from the sale of securities. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $86,343,000 and pay shareholder dividends of $5,599,000. Our cash and cash equivalents were $6,854,000 at March 31, 2004.

We will satisfy our liquidity needs from cash and liquid investments on hand, the credit facility with North Fork Bank, the availability in our margin account collateralized by shares of Entertainment Properties Trust, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

As of March 31, 2004 there were three loans outstanding to one borrower. These loans totaled $29,440,000 which is approximately 28% of total loans and 18% of total assets.

Results of Operations

Interest and fees on loans increased by $1,166,000, or 52%, to $3,388,000 for the three months ended March 31, 2004 from $2,222,000 for the three months ended March 31, 2003. During the current quarter the average balance of loans outstanding increased by approximately $45.7 million accounting for an increase in interest income of $1,266,000. A decrease in the average interest rate earned on the loan portfolio to 11.05% in the three months ended March 31, 2004 from 11.63% in the three months ended March 31, 2003 caused interest income to decrease by $89,000. We also realized a $81,000 increase in fee income in the current quarter primarily due to increased amortization resulting from the larger loan portfolio. This increase in fee income was offset by a $92,000 exit fee received on the payoff of a loan in the prior year's quarter.

For the six months ended March 31, 2004, interest and fees on loans increased $826,000, or 16%, from $5,132,000 to $5,958,000. During the six months ended
March 31, 2004 the average balance of loans outstanding increased by $22.3 million resulting in an increase in interest income of $1,256,000. A decrease in the average interest rate earned on the loan portfolio from 11.91% for the six months ended March 31, 2003 to 11.09% for the six months ended March 31, 2004 caused a decrease in interest income of $304,000. We also realized a $69,000 increase in the current quarter in fee income due primarily to increased amortization resulting from the larger loan portfolio. These increases was offset by a $92,000 exit fee received on the payoff of a loan and $105,000 of interest income that was recognized upon the payoff in full of a previously non-earning loan in the prior six month period.

Operating income on real estate owned increased $30,000 or 6% for the three month period ended March 31, 2004 to $597,000 from $567,000 in the three month period ended March 31, 2003. The increase was primarily caused by increased percentage rents received from tenants in the current three month period. For the current six month period operating income from real estate owned was relatively unchanged from the prior year.

Other revenues, primarily investment income, decreased to $614,000 in the three months ended March 31, 2004, from $725,000 in the three months ended March 31, 2003, a decline of $111,000, or 15%. For the six months ended March 31, 2004 other revenues, primarily investment income, decreased by $213,000, or 15%, from $1,398,000 to $1,185,000. In both the three and six month periods ended March 31, 2004, we received less dividend income from our investment in Entertainment Properties Trust shares. This was the result of the sale of a portion of our shares during the current fiscal period.

Interest expense on borrowed funds increased to $259,000 in the three months ended March 31, 2004 from $28,000 in the three months ended March 31, 2003, an increase of $231,000, or 821%. For the six months ended March 31, 2004 interest on borrowed funds increased $ 294,000 to $428,000 from $134,000 in the six month period ended March 31, 2003, an increase of 220%. The increase in both periods is a result of an increase in the level of borrowings compared to the prior period to fund our increased loan portfolio. In the current three month period ended March 31, 2004, the average balance of borrowed funds increased from $29,000 to $23.7 million an increase of $23.6 million and for the six month period ended March 31, 2004 the average balance of borrowed funds increased $13.9 million from $4.2 million to $18.1 million.

The Advisor's fee, which is calculated based on invested assets, increased $155,000, or 83%, in the three months ended March 31, 2004 to $341,000 from $186,000 in the three months ended March 31, 2003. In the six months ended March 31, 2004 the fee increased $219,000, or 52%, from $420,000 in the six months ended March 31, 2003 to $639,000. In both of these periods, we experienced a large increase in the outstanding balance of invested assets, primarily loans, the basis upon which the fee is calculated.

General and administrative fees increased $272,000, or 37%, from $744,000 in the three months ended March 31, 2003 to $1,016,000 in the three months ended March 31, 2004. For the six months ended March 31, 2004 general and administrative expenses increased $394,000, or 28%, from $1,420,000 in the six month period ended March 31, 2003 to $1,814,000 in the six months ended March 31, 2004. The increases in both periods are the result of an increase in payroll and payroll related expenses which resulted from the increased volume of loan originations. There were also increases in advertising expense and legal services allocated to us pursuant to a shared services among us and related entities in both periods, also the result of the increased level of originations. In addition compensation expense was incurred in both the three and six month periods ended March 31, 2004, the result of restricted stock that was issued. The prior three and six month periods do not have a comparable expense.

Other taxes declined $33,000, or 29%, in the three months ended March 31, 2004 from $115,000 in the three months ended March 31, 2003 to $82,000. For the six months ended March 31, 2004 other taxes decreased $89,000, or 36%, to $156,000 from $245,000. The amount in both periods represents the payment of federal excise taxes which are based on taxable income generated but not yet distributed.

Operating expenses relating to real estate increased $161,000, or 50%, from $317,000 in the three months ended March 31, 2003 to $478,000 in the three months ended March 31, 2004. For the six months ended March 31, 2004 operating expenses related to real estate increased $153,000, or 24%, from $628,000 to $781,000. The increase in both periods is primarily due to increased legal and other professional expenses incurred in connection with a litigation related to a property sold by BRT in which BRT is involved as a defendant.

Equity in earnings of unconsolidated ventures decreased $33,000, or 105%, in the three months ended March 31, 2004 to $(2,000) from $31,000 in the three months ended March 31, 2003. For the six months ended March 31, 2004 equity in earnings of unconsolidated ventures decreased $53,000, or 57%, from $94,000 to $41,000. In both periods the decline is due to a loss generated by one of the Trust's joint ventures. This venture, which owns and operates a multifamily apartment complex in the Atlanta Georgia area, continues to show losses due to a weak rental market in the Atlanta area.

For the six month period ended March 31, 2004 gain on sale of real estate assets increased to $591,000 from $195,000 in the period ended March 31, 2003. In the current six month period the gain resulted from the sale of two cooperative apartment units. In the prior year six month period the gain resulted from the sale of one cooperative apartment unit.

Gain on sale of available-for-sale securities increased to $917,000 in the three month period ended March 31, 2004 from $146,000. In the current three month period the Trust sold 58,500 shares of Atlantic Liberty Financial and 25,700 shares of Entertainment Properties Trust which resulted in net proceeds of $2,143,000 against a cost basis of $1,226,000. For the six month period ended March 31, 2004 gain on sale of available-for-sale securities increased $1,491,000 from $146,000 to $1,637,000. In the current six month period the Trust sold 58,500 shares of Atlantic Liberty Financial and 61,300 shares of Entertainment Properties which resulted in net proceeds of $3,337,000 and had a cost basis of $1,700,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At March 31, 2004, approximately 79% of our loan portfolio was variable rate based primarily on the prime rate. Any changes in the prime interest rate could have a positive or negative effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have approximately a $479,000 positive effect on income before taxes and a one percent decline in interest rates would also have approximately a $174,000 positive effect on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At March 31, 2004 our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, California, Delaware and Maryland it is therefore, subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2004 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the six months of the fiscal year ending March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

Exhibit 31.3 Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.4 Certification of President and Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.5 Certification of Senior Vice President-Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.6 Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On February 12, 2004 BRT filed an 8-K attaching a copy of its press release reporting the results of operations for the three months ended December 31, 2003.

On March 15, 2004 BRT filed an 8-K reporting an increase in the size of the Board of Trustees of BRT and the election of Mr. Jeffrey Rubin to the Board of Trustees.

On March 31, 2004 BRT filed an 8-K attaching a copy of its press release reporting that on Mach 30, 2004 BRT amended its $30 million credit facility with North Fork Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRT REALTY TRUST
Registrant




May 13, 2004                                     /s/ Jeffrey A. Gould
------------                                     ---------------------------
Date                                             Jeffrey A. Gould, President





May 13, 2004                                     /s/ George Zweier
------------                                     ----------------------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer
                                                 (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 of BRT Realty Trust;

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

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


   Date:   May 13, 2004
                                        /s/ Jeffrey A. Gould
                                        --------------------
                                        Jeffrey A. Gould
                                        President and
                                        Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 of BRT Realty Trust;

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

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

   Date:   May 13, 2004                         /s/ David W. Kalish
                                                -------------------
                                                David W. Kalish
                                                Senior Vice President-Finance

                                  EXHIBIT 31.3
                                  CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 of BRT Realty Trust;

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

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

   Date:   May 13, 2004
                                         /s/ George Zweier
                                         ----------------------
                                         George Zweier
                                         Vice President and Chief
                                         Financial Officer

                                  EXHIBIT 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 13, 2004                /s/ Jeffrey A. Gould
                                    ---------------------
                                    Jeffrey A. Gould
                                    Chief Executive Officer

                                  EXHIBIT 32.2

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 13, 2004                      s/ David W. Kalish
                                          --------------------------------
                                          David W. Kalish
                                          Senior Vice President-Finance

                                  EXHIBIT 32.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 13, 2004              /s/ George Zweier
                                  -----------------------
                                  George Zweier
                                  Chief Financial Officer