Form 10-Q
period 2004-06-30
BRT REALTY TRUST
filed 2004-08-10
CIK 14846

Microsoft Word 10.0.5815;


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                    [X] Quarterly Report Pursuant to Section
                                 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                        Commission File Number 001-07172


                                BRT REALTY TRUST
                                ----------------
             (Exact name of Registrant as specified in its charter)

       Massachusetts                                          13-2755856
       -----------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                Identification No.)

       60 Cutter Mill Road, Great Neck, NY                      11021
       -----------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

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

                    7,652,295 Shares of Beneficial Interest,
                   $3 par value, outstanding on August 6, 2004

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)
                                                                               June 30,        September 30,
                                                                                 2004              2003
                                                                                 ----              ----
                                                                             (Unaudited)         (Audited)
                                     ASSETS

Real estate loans - Note 3:
    Earning interest, including $7,576 and
      $7,134 from related parties                                             $124,144             $ 63,733
    Not earning interest                                                         3,096                3,145
                                                                              --------             --------
                                                                               127,240               66,878
   Allowance for possible losses                                                  (881)                (881)
                                                                              --------             --------
                                                                               126,359               65,997
                                                                              --------             --------
Real estate assets - Note 4:
    Real estate properties net of accumulated
      depreciation of $1,640 and $1,462                                          6,272                6,461
    Investment in unconsolidated real
      estate ventures at equity                                                  7,690                6,930
                                                                              --------             --------
                                                                                13,962               13,391
 Valuation allowance                                                              (325)                (325)
                                                                              --------             --------
                                                                                13,637               13,066
                                                                              --------             --------
Cash and cash equivalents                                                        5,287               21,694
Securities available-for-sale at market - Note 5                                39,362               36,354
Other assets                                                                     2,669                1,891
                                                                              --------             --------
          Total Assets                                                        $187,314             $139,002
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds - Note 6                                                   $ 45,313             $  4,755
    Mortgage payable                                                             2,628                2,680
    Accounts payable and accrued liabilities,
      including deposits of $2,520 and $1,103                                    5,296                5,635
    Dividends payable                                                            3,673                    -
                                                                              --------             --------
          Total Liabilities                                                     56,910               13,070
                                                                              --------             --------

Shareholders' Equity - Note 2:
    Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
    Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
      issued - 8,883  shares at each date                                       26,650               26,650
    Additional paid-in capital                                                  81,769               81,151
    Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          24,033               19,282
    Unearned compensation                                                         (954)                (406)
    Retained earnings                                                           10,006               11,154
                                                                              --------             --------
                                                                               141,504              137,831
Cost of 1,288 and 1,381 treasury shares of
    beneficial interest at each date                                           (11,100)             (11,899)
                                                                              --------             --------
           Total Shareholders' Equity                                          130,404              125,932
                                                                              --------             --------

           Total Liabilities and Shareholders' Equity                         $187,314             $139,002
                                                                              ========             ========

          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts In Thousands Except for Per Share Data)

                                                                           Three Months Ended         Nine Months Ended
                                                                                June 30,                  June 30,
                                                                                -------                   --------
                                                                          2004          2003          2004         2003
                                                                          ----          ----          ----         ----

Revenues:
   Interest and fees on real estate loans, including
    interest from related parties of $197 and $178
    for the three month periods, respectively, and
    $548 and $550 for the nine month periods, respectively               $ 3,679       $ 2,479       $ 9,637      $ 7,611
   Operating income on real estate owned                                     617           656         1,742        1,770
   Other, primarily investment income                                        590           630         1,775        2,028
                                                                         -------       -------       -------      -------
          Total revenues                                                   4,886         3,765        13,154       11,409
                                                                         -------       -------       -------      -------

Expenses:
   Interest on borrowed funds                                                353            72           781          206
   Advisor's fee                                                             393           220         1,032          640
   General and administrative                                              1,014           814         2,828        2,234
   Other taxes                                                               209           122           365          367
   Operating expenses relating to real estate owned,
     including interest on mortgages of $63 and $65 for the
     three month periods, respectively, and $191 and $195
     for the nine month periods respectively                               1,106           354         1,887          982
   Amortization and depreciation                                              87            75           240          246
                                                                         -------       -------       -------      -------
           Total expenses                                                  3,162         1,657         7,133        4,675
                                                                         -------       -------       -------      -------
Income before equity in earnings of unconsolidated joint
   ventures, gain on sale of available-for-sale securities,
   minority interest and gain on sale of real estate assets                1,724         2,108         6,021        6,734

Equity in earnings of unconsolidated joint ventures                           33            (7)           74           87
                                                                         -------       -------       -------      -------

Income before gain on sale of available-for-sale securities,
   minority interest and gain on sale of real estate assets                1,757         2,101         6,095        6,821

Gain on sale of available-for -sale securities                                 4         2,468         1,641        2,614
Minority interest                                                            (11)          (15)          (32)         (35)
                                                                         -------       -------       -------      -------

Income before gain on sale of real estate assets                           1,750         4,554         7,704        9,400
                                                                         -------       -------       -------      -------

Gain on sale of real estate assets                                           559           200         1,150          395
                                                                         -------       -------       -------      -------

Net income                                                               $ 2,309       $ 4,754       $ 8,854      $ 9,795
                                                                         =======       =======       =======      =======

Income per share of beneficial interest:

Income before gain on sale of real estate assets                         $   .23       $   .60       $  1.01      $  1.26
Gain on sale of real estate assets                                           .07           .03           .15          .05
                                                                         -------       -------       -------      -------
   Basic earnings per share                                              $   .30       $   .63       $  1.16      $  1.31
                                                                         =======       =======       =======      =======

Income before gain on sale of real estate assets                         $   .23       $   .59       $   .99      $  1.24
Gain on sale of real estate assets                                           .07           .03           .15          .05
                                                                         -------       -------       -------      -------
   Diluted earnings per share                                            $   .30       $   .62       $  1.14      $  1.29
                                                                         =======       =======       =======      =======

Cash distributions per common share                                      $   .48       $   .34       $  1.31      $   .94
                                                                         =======       =======       =======      =======

Weighted average number of common shares outstanding:

Basic                                                                  7,650,471     7,487,751     7,605,366    7,451,546
                                                                       =========     =========     =========    =========
Diluted                                                                7,738,076     7,617,296     7,733,032    7,575,045
                                                                       =========     =========     =========    =========

          See Accompanying Notes to Consolidated Financial Statements.



                                                      BRT REALTY TRUST AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                 (Unaudited)
                                                (Amounts In Thousands except for Per Share Data)



                                                                   Accumulated
                                           Shares of   Additional   Other Com-    Unearned
                                           Beneficial   Paid-In     prehensive     Compen-      Retained   Treasury
                                            Interest    Capital       Income       sation       Earnings    Shares      Total
                                            --------    -------       ------       ------       --------    ------      -----

Balances, September 30, 2003                $26,650     $81,151       $19,282     $  (406)      $11,154    $(11,899)   $125,932

Distributions - common share
      ($1.31 per share)                           -           -             -           -       (10,002)          -     (10,002)

Exercise of stock options                         -         (74)            -           -             -         784         710

Issuance of restricted stock                      -         700             -        (700)            -           -           -

Compensation expense -
      restricted stock                            -           7             -         152             -           -         159

Restricted stock vesting                          -         (15)            -           -             -          15           -

Net income                                        -           -             -           -         8,854           -       8,854
     Other comprehensive
      income - net unrealized
      gain on available-for-sale
      securities (net of reclassi-
      fication adjustment for
      gains included in net
      income of $1,641)                           -           -         4,751           -             -           -       4,751
                                                                                                                          -----
Comprehensive income                              -           -             -           -             -           -      13,605
                                            -----------------------------------------------------------------------------------
Balances, June 30, 2004                     $26,650     $81,769       $24,033     $  (954)      $10,006    $(11,100)   $130,404
                                            ===================================================================================







          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts In Thousands)
                                                                                          Nine Months Ended
                                                                                               June 30,
                                                                                        2004             2003
                                                                                        ----             ----

Cash flows from operating activities:
   Net income                                                                         $ 8,854           $ 9,795
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Amortization and depreciation                                                        240               246
     Amortization of restricted stock                                                     159                14
     Net gain on sale of real estate loans and properties                              (1,150)             (395)
     Net gain on sale of available-for-sale securities                                 (1,641)           (2,614)
     Equity in earnings of unconsolidated real estate ventures                            (74)              (87)
     Increase in straight line rent                                                      (115)             (115)
   Increases and decreases from changes in other
    assets and liabilities
     (Increase) Decrease in interest and dividends receivable                            (619)              211
     (Increase) Decrease in prepaid expenses                                              (73)               28
     Increase (Decrease) in accounts payable and accrued liabilities                    1,268              (218)
     Increase in deferred costs                                                           (75)              (75)
     Increase (Decrease) in deferred revenues                                             490              (169)
     Increase (Decrease) in escrow deposits                                               416              (181)
     Other                                                                                 53               (11)
                                                                                      -------           -------
Net cash provided by operating activities                                               7,733             6,429
                                                                                      -------           -------

Cash flows from investing activities:
   Collections from real estate loans                                                  64,699            68,145
   Additions to real estate loans                                                    (125,061)          (44,026)
   Net costs capitalized to real estate assets                                            (86)             (101)
   Proceeds from the sale of real estate                                                1,247               432
   Investment in real estate ventures                                                    (856)             (214)
   Purchase of available-for-sale securities                                                -            (2,027)
   Sales of available-for-sale securities                                               3,384             5,052
   Decrease (Increase) in deposits payable                                                188               (68)
   Partnership distributions                                                              170               153
                                                                                      -------           -------
Net cash (provided by) used in investing activities                                   (56,315)           27,346
                                                                                      -------           -------

Cash flows from financing activities:
   Net change in borrowed funds - credit facility                                      34,050           (14,745)
   Net change in borrowed funds - margin account                                        6,508                 -
   Payoff/paydown of loan and mortgages payable                                           (52)              (48)
   Cash distribution - common shares                                                   (9,041)           (4,476)
   Exercise of stock options                                                              710               778
                                                                                      -------           -------
   Net cash provided by (used in) financing activities                                 32,175           (18,491)
                                                                                      -------           -------

   Net (decrease) increase in cash and cash equivalents                               (16,407)           15,284
   Cash and cash equivalents at beginning of period                                    21,694             4,688
                                                                                      -------           -------
   Cash and cash equivalents at end of period                                         $ 5,287           $19,972
                                                                                      =======           =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                          $   851           $   411
                                                                                      =======           =======
Non cash investing and financing activity:
    Accrued distributions                                                             $ 3,673           $ 2,559
                                                                                      =======           =======



          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2004 and for the three and nine months ended June 30, 2004 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results for the full year.

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

Note 2 - Shareholders' Equity

Distributions

During the quarter ended June 30, 2004, BRT declared a cash distribution to shareholders of $.48 per share. This distribution totaled $3,673,000 and was payable July 2, 2004 to shareholders of record on June 24, 2004.

Stock Options

Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Trust had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for both 2004 and 2003: risk free interest rate of 4.43%, volatility factor of the expected market price of the Trust's shares of beneficial interest based on historical results of .207, dividend yield of 5.5% and an expected option life of six years.









Note 2 - Shareholders' Equity (Continued)


Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:

                                                         Three Months Ended              Nine Months Ended
                                                              June 30,                       June 30,
                                                              --------                       --------
                                                      2004               2003          2004             2003
                                                      ----               ----          ----             ----

Net income to common
     shareholders as reported                        $2,309             $4,754        $8,854          $9,795
Less: Total stock-based employee
     compensation expense
     determined under fair value
     method for all awards                               30                 31            90              93
                                                     ------             ------        ------          ------
Pro forma net income                                 $2,279             $4,723        $8,764          $9,702
                                                     ======             ======        ======          ======

Pro forma earnings per share
     of beneficial interest

Basic                                                $  .30             $  .63        $ 1.15          $ 1.30
                                                     ======             ======        ======          ======
Diluted                                              $  .29             $  .62        $ 1.13          $ 1.28
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

Restricted Stock

During the quarter ended June 30, 2004 the Trust issued 2,000 shares of restricted stock under its 2003 Incentive Plan. The 2003 Incentive Plan was approved by BRT's shareholders at the Annual Meeting of Shareholders' held in March, 2003. As of June 30, 2004, 59,030 shares were issued under this plan. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. The Trust records compensation expense under APB 25 over the vesting period, measuring the compensation cost based on the market value of the shares on the date of the award of the restricted stock. For the three and nine months ended June 30, 2004, the Trust recorded $54,000 and $159,000 of compensation expense. This includes $39,000 in the nine month period, of compensation expense recorded due to the accelerated vesting of 1,750 shares of restricted stock.

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

The following table sets forth the computation of basic and diluted shares:



                                                         Three Months Ended              Nine Months Ended
                                                              June 30,                        June 30,
                                                              --------                        --------
                                                       2004             2003            2004            2003
                                                       ----             ----            ----            ----

Basic                                                7,650,471       7,487,751        7,605,366      7,451,546

Effect of dilutive securities                           87,605         129,545          127,666        123,499
                                                     ---------       ---------        ---------      ---------

Diluted                                              7,738,076       7,617,296        7,733,032      7,575,045
                                                     =========       =========        =========      =========


Note 3 - Real Estate Loans

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb probable losses on the existing portfolio.

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended June 30, 2004 and 2003, interest income would have increased by approximately $102,000 and $21,000, respectively. For the nine month period ended June 30, 2004 and 2003, respectively, the increase would have been $390,000 and $63,000, respectively. During the quarter ended June 30, 2004 three loans to one borrower totaling $2,528,000 were reclassified as performing loans. For the three and nine months ended June 30, 2004 the Trust collected $346,000 and $417,000 of past due interest income, that had not been previously accrued.

Included in real estate loans are five second mortgages and two first mortgages to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At June 30, 2004, the aggregate balance of these mortgage loans was $7,576,000. Interest earned on these loans totaled $198,000 and $179,000 for the three months ended June 30, 2004 and 2003, respectively. For the nine months ended June 30, 2004 and 2003 interest earned on these loans totaled $548,000 and $550,000, respectively.

As of June 30, 2004 there were four loans outstanding to one borrower. These loans totaled $33,260,000, which is approximately 26% of the Trust's loan portfolio and 18% of the Trust's total assets. All four loans are collateralized by multi-family apartment developments. Two of the loans, with a balance at June 30, 2004 of $19,510,000, are collateralized by properties located in Florida. The remaining loans, with a balance at June 30, 2004 of $13,750,000, are collateralized by properties in Tennessee. All four loans have adjustable interest rates and a combined loan to value ratio of approximately 86%.



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


                         Blue Hen Venture
                         ----------------

                                                                              June 30,              September 30,
                                                                                2004                    2003
                                                                                ----                    ----

  Condensed Balance Sheet
  -----------------------
  Cash and cash equivalents                                                    $    452              $  1,211
  Real estate investments, net                                                   15,346                14,712
  Other assets                                                                      216                   409
                                                                               --------              --------
       Total assets                                                            $ 16,014              $ 16,332
                                                                               ========              ========

  Mortgages payable                                                            $  2,357              $  3,158
  Other liabilities                                                                 183                   266
  Equity                                                                         13,474                12,908
                                                                               --------              --------
      Total liabilities and equity                                             $ 16,014              $ 16,332

 Trust's equity investment                                                     $  5,681              $  5,368
                                                                               ========              ========




                                                                Three Months Ended              Nine Months Ended
                                                                     June 30,                       June 30,
                                                                     --------                       --------
                                                               2004             2003          2004            2003
                                                               ----             ----          ----            ----

  Condensed Statement of Operations
  ---------------------------------
  Revenues, primarily rental income                           $   825         $   772        $ 2,327         $ 2,214
                                                              -------         -------        -------         -------

  Operating expenses                                              434             352          1,207           1,062
  Depreciation                                                    136             122            385             359
  Interest expense                                                 51              72            170             231
                                                              -------         -------        -------         -------
       Total expenses                                             621             546          1,762           1,652
                                                              -------         -------        -------         -------

Net income attributable to members                            $   204         $   226        $   565         $   562
                                                              =======         =======        =======         =======

  Trust's share of net income
      recorded in income statement                            $   102         $    84        $   253         $   252
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


                                 Rutherford Glen
                                 ---------------
                                                                               June 30,           September 30,
                                                                                 2004                 2003
                                                                                 ----                 ----

          Condensed Balance Sheet
          -----------------------
          Cash and cash equivalents                                            $    233              $    195
          Real estate investments, net                                           18,163                18,632
          Other assets                                                              254                   293
                                                                               --------              --------
                Total assets                                                   $ 18,650              $ 19,120
                                                                               ========              ========

          Mortgages payable                                                    $ 18,815              $ 18,966
          Other liabilities                                                         441                   481
          Equity                                                                   (606)                 (327)
                                                                               --------              --------
               Total liabilities and equity                                    $ 18,650              $ 19,120
                                                                               ========              ========

          Trust's equity investment                                            $   (278)             $   (120)
                                                                               ========              ========



                                                                Three Months Ended               Nine Months Ended
                                                                     June 30,                        June 30,
                                                                     --------                        --------
                                                               2004            2003            2004           2003
                                                               ----            ----            ----           ----

  Condensed Statement of Operations
  ---------------------------------
  Revenues, primarily rental income                           $   603        $   550          $ 1,768        $ 1,725
                                                              -------        -------          -------        -------

  Operating expenses                                              264            276              830            767
  Depreciation                                                    182            182              546            546
  Interest expense                                                361            364            1,080          1,095
                                                              -------        -------          -------        -------
       Total expenses                                             807            822            2,456          2,408
                                                              -------        -------          -------        -------

 Net loss attributable to members                             $  (204)       $  (272)         $  (688)       $  (683)
                                                              =======        =======          =======        =======

  Trust's share of net loss
      recorded in income statement                            $  (102)       $  (136)         $  (344)       $  (341)
                                                              =======        =======          =======        =======


Note 5 - Available-For-Sale Securities

Included in available-for-sale securities are 1,033,500 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $13,575,000 and a fair value at June 30, 2004 of $36,937,000. The shares held by the Trust represent approximately 4.21% of the outstanding shares of Entertainment Properties Trust as of June 22, 2004.

Also included in available-for-sale securities are 75,400 shares of Atlantic Liberty Financial Corp. (NASDAQ:ALFC), which have a cost basis of $1,145,000 and a fair market value of $1,390,000. The shares held by the Trust represent approximately 4.46% of the outstanding shares of Atlantic Liberty Financial Corp. as of June 14, 2004.

Note 6 -Borrowed Funds

The Trust maintains a $45 million credit line with North Fork Bank, which on July 13, 2004 was amended primarily to increase the maximum borrowing to $60 million. The amended credit line has a maturity date of July 1, 2006. A fee of $75,000 was paid to North Fork Bank in connection with this amendment. The Trust may extend the term of the facility for two one year periods for a fee of $150,000 for each extension. Borrowings under this facility are secured by specific receivables and the credit agreement provides that the amount borrowed will not exceed 65% of the collateral pledged. As of June 30, 2004 BRT had provided collateral that would permit BRT to borrow the full $45,000,000 available under the facility. At June 30, 2004 BRT had $35,050,000 outstanding under the facility. Interest charged on the outstanding balance is at prime plus 1/2%. For the three and nine months ended June 30, 2004 the average outstanding balance on the credit line was $19,804,000 and $12,059,000, respectively. For the three and nine month periods ended June 30, 2003 the average outstanding balance on the credit line was $-0- and $685,000, respectively.

In addition to its credit facility BRT has the ability to borrow funds through a margin account. In order to maintain the account BRT pays an annual fee, equal to .3% of the market value of the pledged securities, which is included in interest expense. At June 30, 2004, there was an outstanding balance under the facility of $10,263,000. The average outstanding balance for the three and nine months ended June 30, 2004 was $10,317,000 and $10,049,000, respectively, and the average interest rate paid was 4.88% and 4.81%, respectively. At June 30, 2004, marketable securities with a fair value of $36,937,000 were pledged as collateral. For the three and nine month periods ended June 30, 2003 the average balance outstanding was $4,789,000 and $3,695,000, respectively.

Note 7 - Comprehensive Income


Comprehensive income for the three month period ended was as follows:

                                                           Three Months Ended             Nine Months Ended
                                                                June 30,                       June 30,
                                                                --------                       --------
                                                          2004            2003          2004           2003
                                                          ----            ----          ----           ----

Net income                                               $ 2,309         $ 4,754       $ 8,854       $ 9,795

Other comprehensive loss income -
    Unrealized gain on available -
    for-sale securities                                   (5,452)            974         4,751         6,770
                                                         --------        -------       -------       -------

Comprehensive loss income                                $(3,143)        $ 5,728       $13,605       $16,565
                                                         ========        =======       =======       =======

Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities, was $24,033,000 and $19,196,000 at June 30, 2004 and 2003, respectively.


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

Overview

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

Liquidity and Capital Resources

We are primarily engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by income producing property. Our investment policy emphasizes short-term mortgage loans. We also purchase senior and junior participations in short term mortgage loans and originate participating mortgage loans and loans to joint ventures in which we are an equity participant. Repayments of real estate loans in the amount of $106,182,000 are due and payable to us during the twelve months ending June 30, 2005, including $3,096,000 currently not earning interest and due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

On July 13, 2004 the revolving credit facility we maintain with North Fork Bank was increased from $45 million to $60 million. The maturity date of the amended facility is July 1, 2006 and may be extended at our option for two one year terms. Borrowings under the facility are secured by specific receivables and the agreement provides that the amount borrowed will not exceed 65% of qualified first mortgages pledged to North Fork Bank. Interest is charged on the outstanding balance at prime plus 1/2% (currently 4 3/4% per annum). At June 30, 2004 we pledged collateral that would permit us to borrow the full $45 million under the facility, of which $35,050,000 was outstanding. As of July 31, 2004 we pledged collateral that would permit us to borrow approximately $59 million under the facility, of which $36,050,000 was outstanding.

We also have the ability to borrow on margin, using the shares we own in Entertainment Properties Trust as collateral. At June 30, 2004 there was approximately $14,775,000 available under this facility, of which $10,263,000 was outstanding. The amount available under the facility will be reduced if the market value of the stock of Entertainment Properties Trust declines.

During the nine months ended June 30, 2004, we generated cash of $7,733,000 from operations, $64,699,000 from real estate loan collections, $40,558,000 from borrowings on existing credit facility and margin account and $4,631,000 from the sale of securities and real estate assets. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $125,061,000 and pay shareholder dividends of $9,041,000. Our cash and cash equivalents were $5,287,000 at June 30, 2004.

We will satisfy our liquidity needs from cash and liquid investments on hand, the credit facility with North Fork Bank, the availability in our margin account collateralized by shares of Entertainment Properties Trust, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

As of June 30, 2004 there were four loans outstanding to one borrower. These loans totaled $33,260,000, which is approximately 26% of total loans and 18% of total assets.

Results of Operations

Interest and fees on loans increased by $1,200,000, or 48%, to $3,679,000 for the three months ended June 30, 2004 from $2,479,000 for the three months ended June 30, 2003. During the current quarter the average balance of loans outstanding increased by approximately $44.4 million accounting for an increase in interest income of $1,201,000. We also realized an increase in interest income of $270,000 resulting from the collection of interest on three loans that were returned to performing status in the current quarter. A decrease in the average interest rate earned on the loan portfolio to 10.70% in the three months ended June 30, 2004 from 11.75% in the three months ended June 30, 2003 caused interest income to decrease by $193,000. We also realized a decline in fee income of $78,000. This decline was the result of the recording of non refundable fees earned on loans that did not close in the June 30, 2003 quarter.

For the nine months ended June 30, 2004, interest and fees on loans increased $2,026,000, or 27%, from $7,611,000 to $9,637,000. During the nine months ended
June 30, 2004 the average balance of loans outstanding increased by $29.7 million resulting in an increase in interest income of $2,493,000. We also realized a $157,000 increase in the current quarter in interest income due primarily to the collection of interest on three loans that were returned to performing status in the current nine month period. A decrease in the average interest rate earned on the loan portfolio from 11.86% for the nine months ended June 30, 2003 to 11.09% for the nine months ended June 30, 2004 caused a decrease in interest income of $419,000. In addition, in the prior nine month period ended June 30, 2003, we received $105,000 of interest income that was recognized upon the payoff in full of a previously non-earning loan and $100,000 in fee income, the majority of which was an exit fee received on the payoff of a loan.

Operating income on real estate owned decreased $39,000 or 6% for the three month period ended June 30, 2004 to $617,000 from $656,000 in the three month period ended June 30, 2003. The increase was primarily caused by a reduction in the amount received from tenant rebills in the current three month period. For the current nine month period operating income from real estate owned was relatively unchanged from the prior year.

Other revenues, primarily investment income, decreased to $590,000 in the three months ended June 30, 2004, from $630,000 in the three months ended June 30, 2003, a decline of $40,000, or 6%. For the nine months ended June 30, 2004 other revenues, primarily investment income, decreased by $253,000, or 12%, from $2,028,000 to $1,775,000. In both the three and nine month periods ended June 30, 2004, we received less dividend income from our investment in Entertainment Properties Trust shares, resulting from the sale of a portion of our shares during the current fiscal year.

Interest expense on borrowed funds increased to $353,000 in the three months ended June 30, 2004 from $72,000 in the three months ended June 30, 2003, an increase of $281,000, or 387%. For the nine months ended June 30, 2004 interest on borrowed funds increased $575,000 to $781,000 from $206,000 in the nine month period ended June 30, 2003, an increase of 279%. The increase in both periods is a result of an increase in the level of borrowings to fund our increased loan portfolio. In the current three month period ended June 30, 2004, the average balance of borrowed funds increased from $4.4 million to $22.1 million an increase of $17.7 million and for the nine month period ended June 30, 2004 the average balance of borrowed funds increased $25.3 million from $4.8 million to $30.1 million.

The Advisor's fee, which is calculated based on invested assets, increased $173,000, or 78%, in the three months ended June 30, 2004 to $393,000 from $220,000 in the three months ended June 30, 2003. In the nine months ended June 30, 2004 the fee increased $392,000, or 61%, from $640,000 in the nine months ended June 30, 2003 to $1,032,000. In both of these periods, we experienced a large increase in the outstanding balance of invested assets, primarily loans, the basis upon which the fee is calculated.

General and administrative fees increased $200,000, or 25%, from $814,000 in the three months ended June 30, 2003 to $1,014,000 in the three months ended June 30, 2004. For the nine months ended June 30, 2004 general and administrative expenses increased $594,000, or 27%, from $2,234,000 in the nine month period ended June 30, 2003 to $2,828,000 in the nine months ended June 30, 2004. The increases in both periods are the result of an increase in payroll and payroll related expenses which resulted from the increased volume of loan originations. There were also increases in advertising expense and legal services allocated to us pursuant to a Shared Services Agreement among us and related entities in both periods. Additionally, compensation expense was incurred in both the three and nine month periods ended June 30, 2004, as a result of restricted stock amortization. In the current three and nine month periods the Trust also expensed costs relating to the organization of a "de novo" bank as a taxable REIT subsidiary. BRT has decided not to pursue this activity at this time.

Other taxes increased $87,000, or 71%, in the three months ended June 30, 2004 from $122,000 in the three months ended June 30, 2003 to $209,000. This is primarily the result of the payment of $122,000 of income tax in the current period that is due on earnings not distributed to shareholders. For the nine months ended June 30, 2004 other taxes decreased $2,000 from $367,000 in the prior nine month period to $365,000 in the current nine month period. The current years expense includes the payment of income tax due on earnings not distributed to shareholders. This amount was offset by a decrease in the amount of state taxes paid the prior year. Additionally, both the three and nine month periods contain provisions for the payment of federal excise taxes which are based on taxable income generated but not yet distributed.

Operating expenses relating to real estate increased $752,000, or 213%, from $354,000 in the three months ended June 30, 2003 to $1,106,000 in the three months ended June 30, 2004. For the nine months ended June 30, 2004 operating expenses related to real estate increased $905,000, or 92%, from $982,000 to $1,887,000. The increase for both the three and nine month periods is the result of legal fees and other expenses incurred by the Trust defending a lawsuit which was resolved in June 2004.

Equity in earnings of unconsolidated ventures increased $40,000, or 578%, in the three months ended June 30, 2004 to $33,000 from a loss of $4,000 in the three months ended June 30, 2003. During the current period we realized a reduction in the losses being generated by one of the Trust's joint venturers which owns and operates a multi-family apartment complex in the Atlanta, Georgia area. For the nine months ended June 30, 2004 equity in earnings of unconsolidated ventures decreased $13,000, or 15%, from $87,000 to $74,000. During the nine month period several of the Trust's joint ventures showed a decline in income, the result of increased expenses at the properties.

Gain on sale of available-for-sale securities declined to $4,000 in the three month period ended June 30, 2004 from $2,468,000. In the prior three month period the Trust sold 163,700 shares of Entertainment Properties Trust which resulted in net proceeds of $4,618,000 against a cost basis of $2,150,000. For the nine month period ended June 30, 2004 gain on sale of available-for-sale securities decreased $973,000 from $2,614,000 to $1,641,000. In the current nine month period the Trust sold 58,500 shares of Atlantic Liberty Financial and 61,300 shares of Entertainment Properties Trust and other miscellaneous securities which resulted in net proceeds of $3,384,000 and had a cost basis of $1,743,000. In the prior nine month period the Trust sold 163,700 shares of Entertainment Properties Trust and other miscellaneous securities which resulted in net proceeds of $5,052,000 and had a cost basis of $2,438,000.

For the three month period ended June 30, 2004 gain on sale of real estate assets increased to $559,000 from $200,000 in the period ended June 30, 2003. In the current three month period the Trust sold two cooperative apartment units and in the prior three month period one unit was sold. For the nine month period ended June 30, 2004 gain on sale of real estate assets increased to $1,150,000 from $395,000 in the period ended June 30, 2003. In the current nine month period the gain resulted from the sale of four cooperative apartment units. In the prior nine month period the gain resulted from the sale of two cooperative apartment units.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At June 30, 2004, approximately 80% of our loan portfolio was variable rate based primarily on the prime rate. Any changes in the prime interest rate could positively or negatively effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have approximately a $479,000 positive effect on income before taxes and a one percent decline in interest rates would also have approximately a $349,000 positive effect on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At June 30, 2004 our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, California, Florida, Tennessee and Virginia it is therefore, subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2004 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine months of the fiscal year ending June 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 31.3 Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.4 Certification of President and Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.5 Certification of Senior Vice President-Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.6 Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 17, 2004 BRT filed an 8-K attaching a copy of its press release reporting the results of operations for the three months ended March 31, 2003.

On June 15, 2004 BRT filed an 8-K reporting an increase in the size of the Board of Trustees of BRT and the election of Mr. Kenneth F. Bernstein and Mr. Matthew
J. Gould to the Board of Trustees. It also reported its decision not to pursue its organization and regulatory approval of a "De Novo" bank as a taxable RIET subsidiary.

On July 14, 2004 BRT filed an 8-K attaching a copy of its press release reporting that on July 12, 2004 BRT amended its $45 million credit facility with North Fork Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRT REALTY TRUST
Registrant




August 9, 2004                                   /s/ Jeffrey A. Gould
--------------                                   ----------------------
Date                                             Jeffrey A. Gould, President





August 9, 2004                                   /s/ George Zweier
--------------                                   ------------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer
                                                 (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 of BRT Realty Trust;

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


   Date:   August 9, 2004               /s/ Jeffrey A. Gould
                                        --------------------
                                        Jeffrey A. Gould
                                        President and
                                        Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 of BRT Realty Trust;

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

   Date:   August 9, 2004                    /s/ David W. Kalish
                                             -------------------
                                             David W. Kalish
                                             Senior Vice President-Finance

                                  EXHIBIT 31.3
                                  CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 of BRT Realty Trust;

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

   Date:   August 9, 2004
                                         /s/ George Zweier
                                         ----------------------
                                         George Zweier
                                         Vice President and Chief
                                         Financial Officer

                                  EXHIBIT 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 9, 2004                /s/ Jeffrey A. Gould
                                      -----------------------
                                      Jeffrey A. Gould
                                      Chief Executive Officer

                                  EXHIBIT 32.2

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 9, 2004                       /s/ David W. Kalish
                                             --------------------
                                             David W. Kalish
                                             Senior Vice President-Finance

                                  EXHIBIT 32.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 9, 2004                               /s/ George Zweier
                                                     --------------------------
                                                     George Zweier
                                                     Chief Financial Officer