Form 10-K
period 2004-09-30
BRT REALTY TRUST
filed 2004-12-14
CIK 14846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    FORM 10-K

 (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934


                        Commission file number 001-07172

                                BRT REALTY TRUST
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Massachusetts                                            13-2755856
    ------------------------------------------------------------------------
    (State or other jurisdiction                        (I.R.S. employer
     of incorporation or organization)                   identification no.)

    60 Cutter Mill Road, Great Neck, New York                     11021
    ----------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code 516-466-3100
                                                            ------------

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered
   -------------------------------------------------------------------------
   Shares of Beneficial                              New York Stock Exchange
   Interest, $3.00 Par Value

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                            -------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
   Yes   X     No  _
        ---

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $83,886,000 based on the last sale price of the common equity on March 31, 2004, which is the last business day of the registrant's most recently completed second quarter.

         As of December 1, 2004 the registrant had 7,652,223 shares of Beneficial Interest outstanding, excluding treasury shares.

                     Documents Incorporated By Reference


Portions of the proxy statement for the annual meeting of shareholders of BRT Realty Trust to be filed not later than January 28, 2005 are incorporated by reference into Part III of this Form 10-K.

PART I
Item l.  Business.
         --------

General
-------

         We are a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts. Our principal business activity is to generate income by originating and holding for investment, for our own account, senior and junior real estate mortgage loans secured by real property. We also purchase and hold for investment senior and junior participations in existing mortgage loans originated by others and sell senior, junior and pari passu participations in real estate mortgage loans originated by us. On occasion, we participate as both lender to and an equity participant in joint ventures which acquire real property and we will originate and hold for investment a loan secured by a commercial or multi-family residential property that is vacant, pending renovation and sale or leasing. We have originated in the past, and will consider in the future, loans to entities which own real property collateralized by pledges of ownership interests that directly or indirectly control the real property. This type of loan, commonly referred to as "mezzanine financing", is subordinate to a conventional first mortgage loan and senior to our borrower's equity. We also originate and hold for investment participating mortgage loans secured by real property. Our focus is to originate bridge loans secured by improved real property with terms ranging from six months to three years. However, participating mortgage loans and loans to joint ventures may provide for a longer term.

         We do not generally finance new construction, but will finance renovation activities involved in rehabilitating and upgrading a property. From time to time we have provided mortgage financing secured by undeveloped real property. We have also invested in equity securities of other REITs. Cash dividends received from these REIT investments, and the increase in the market value and the subsequent sale of these REIT securities, may generate income to us, although we do not consider this to be part of our core business activities.

         We will originate loans secured by real property located anywhere in the United States. In the past our activities have focused on the New York metropolitan area, including New Jersey and Connecticut. During the last few years, our lending activities have been more national in scope. As of September 30, 2004, we had 40 mortgage loans outstanding, aggregating $135,325,000 principal amount of loans outstanding before allowances of $881,000, which include senior and junior mortgage loans, senior and junior participations in mortgage loans, and loans to joint ventures. Our loan portfolio is secured by real property located in 13 states, of which 52% of the principal amount of our outstanding loans were secured by properties located in the New York metropolitan area, including New Jersey and Connecticut, 21% by properties located in Tennessee, 10% by properties located in Florida, and 17% by properties in other states. From October 1, 2003 to September 30, 2004, our 2004 fiscal year, we originated $231,588,000 principal amount of loans, received payoffs and paydowns of $94,511,000 and sold participations of $68,630,000 principal amount of loans.

         A majority of the mortgage loans originated and held by us bear interest at a floating interest rate related to the prime rate, also referred to as adjustable rate mortgages, with a stated minimum interest rate, and a portion of our mortgage loans provide for a fixed rate of interest. If the prime rate declines, our revenues will decline, but this decrease should be limited because a majority of our mortgage loans provide for a stated minimum interest rate. Conversely, the benefit to us of an increase in the prime rate should also be limited to some extent because a portion of our portfolio provides for a fixed rate of interest. Interest on mortgage loans held by us is payable monthly. Furthermore, on first mortgage loans, we usually hold escrows, also payable monthly, to cover real estate taxes and casualty insurance premiums. We may require a borrower to fund an interest reserve out of the net loan proceeds, from which all or a portion of the interest payments due to us are made for a specified period of time.

         We receive a commitment fee on substantially all mortgage loans we originate and usually receive an extension fee in connection with the extension of a loan. These fees are generally paid at the time a loan is funded or extended. Commitment and extension fees are taken into income over the life of the loan. If we issue a commitment and the loan is not consummated, the fee is recognized as income at the expiration of the commitment. For many of our commitments we receive non-refundable fees, which include an advance against projected legal fees, our due diligence costs and other projected miscellaneous costs we expect to incur. In the 2004 fiscal year, we earned $1,787,000 on all commitment and loan related fees.

         On September 30, 2004 our mortgage portfolio consisted of 40 mortgage loans totaling $134,444,000 in aggregate principal amount, net of allowances of $881,000, which represented 68% of our total assets. As of September 30, 2004, all outstanding loans, except for two mortgage loans in the principal amount of $3,096,000, with an allowance of $500,000 for loan losses, were earning interest. The mortgage loans not earning interest represent approximately 2.29% of our outstanding loan portfolio at September 30, 2004.

         Of the principal amount of loans outstanding on September 30, 2004, 85% represent first mortgage loans or first mortgage loans in which we held a senior or pari passu participation interest, and 15% represent second mortgage loans or junior participations.

         During the fiscal year ended September 30, 2004 in addition to originating mortgage loans and purchasing participations in existing mortgage loans, we were engaged in managing our loan portfolio, supervising the management of real estate assets owned by us, overseeing the activities of joint ventures in which we are involved as an equity participant, and leasing our real estate assets. Approximately 6.92% of our total assets on September 30, 2004, or an aggregate of $13,680,000 after valuation allowances of $325,000, were represented by real estate assets, excluding mortgage loans receivable but including investments in joint ventures.

         On September 30, 2004, we had an investment of $40,121,000 in the securities of other real estate investment trusts, or 20.3% of our total assets, of which $39,066,000, or 19.7% of our total assets, represented an investment in the common shares of Entertainment Properties Trust ("EPR"). At September 30, 2004 we owned 1,033,500 common shares of EPR, at a book cost of $13,575,000. As of September 30, 2004, we had an unrealized gain on our investment in EPR of $25,491,000, and $446,000 of net unrealized gain on the securities of other real estate investment trusts. In the 2004 fiscal year, we sold 61,300 shares of EPR for a gain of $1,378,000. We may from time-to-time purchase the securities of other REITs and we may sell the shares we own in other REITs, including common shares of EPR owned by us, if our management determines that any such transaction would be beneficial to us. Under the Investment Company Act of 1940 if more than 40% of a company's assets are investment securities then such company could be subject to the Investment Company Act of 1940. We monitor the value of our securities portfolio in order to avoid being categorized as an investment company.

Investment Policy
-----------------

         We actively pursue lending opportunities with property owners who need short-term interim financing until permanent financing can be obtained or the property is sold. Our investment policy emphasizes the origination for our own account of short-term senior and junior real estate mortgage loans secured by liens on improved real property which generate rental income. We have on occasion originated and held for investment loans secured by improved commercial or multi-family residential property which is vacant, pending renovation and sale or leasing and loans secured by undeveloped real property. We also, from time-to-time, purchase senior participations or junior participations in existing short term bridge loans originated by others and sell on a junior, senior or pari passu basis participations in loans originated by us. Junior mortgage loans and junior participations in existing mortgage loans are subordinate to one or more prior liens.

         We act promptly on loan requests and provide loan commitments and close transactions quickly, within a few weeks or days, if required. Our ability to act quickly and close rapidly, if required, provides us with opportunities that would not otherwise be awarded to us and permits us to be competitive with lending firms offering similar lending products.

         We also originate mortgage loans to joint ventures in which we are an equity participant. If we determine that a real property investment will provide an opportunity to participate in capital appreciation, then we may make an equity investment with a joint venturer, and make a mortgage loan, either senior or junior, to the venture. At September 30, 2004, we had $7,793,000 invested in joint ventures in which we were an equity participant, and $2,080,000 in first mortgage loans and $5,225,000 in second mortgage loans were due to us from these joint ventures. Every mortgage loan made by us to a joint venture in which we are an equity participant is secured by the real property owned by the venture.

         In the past we have originated for our own account participating mortgage loans. At September 30, 2004, there were no participating mortgage loans outstanding. However, we intend to place more emphasis on originating this lending product in the balance of fiscal 2005 and in fiscal 2006. A participating mortgage loan is secured by a first or second mortgage on income producing real property and provides for a fixed or floating interest rate, which is related to the prime rate. This fixed or floating interest rate is at a somewhat lesser rate than the rate charged on our short-term mortgage loans, is for a longer term, and provides for payment of "additional" or "appreciation" interest either at the time of the sale or refinancing of the property securing the loan or at the maturity of the loan. The additional interest is calculated based on the incremental value of the property securing the mortgage from the date the loan is consummated to the date the loan is paid off, but can also be based on a fixed rate, or other negotiated criteria.

         On a limited basis we have originated mezzanine loans to the owner of real property secured by some or all of the ownership interests that directly or indirectly control the real property. Mezzanine loans are subordinate to the direct mortgage or mortgages placed on the property owned and senior to the equity of the ownership entity.

         We have no fixed policy or limitation on the amount or percentage of our assets which we may invest in a single mortgage loan. The largest loan originated in our 2004 fiscal year was $35,000,000, of which $6,530,000 is outstanding at September 30, 2004 after we sold, at par, participating interests of $26,250,000. We will sell junior or pari passu participations in larger loans originated by us in order to reduce our exposure. There is a continuing trend for larger loan transactions, with the principal amount originated per loan transaction increasing year over year. For the year ended September 30, 2004, the average loan originated was $7,986,000 compared to $3,650,000 for the year ended September 30, 2003 and $2,575,000 for the year ended September 30, 2002.

         Our lending activities are nationwide. As of September 30, 2004, we have loans outstanding that are secured by properties located in 13 states. It is not our present intent to originate or otherwise invest in any mortgage loan secured by property located outside the United States and Puerto Rico.

         Loan approvals and approval of joint venture investments are based on a review of information submitted by the proposed borrower or proposed joint venturer, as well as due diligence activities undertaken by us, including a site visit to the property, a title review of the underlying property, in-house property evaluations, a review of the results of operations of the property or in case of an acquisition by our borrower a review of the borrower's projected results of operations for the property, and a review of the financial condition of the prospective borrower. A loan or joint venture investment must be approved by our loan committee, consisting of several of our executive officers, before a loan commitment is issued. Board approval is required for each loan which exceeds $15,000,000 in principal amount and Board approval also must be obtained where the loans to one borrower exceed $15,000,000 in the aggregate. We do not require a property appraisal by an independent appraiser.

         We use our own capital for investing in mortgage loans and joint ventures. In addition, we have arranged a credit facility with North Fork Bank to make funds available for real estate mortgage lending. Under the credit facility, North Fork Bank makes available up to $60,000,000 on a revolving basis. The maximum amount which can be outstanding under the credit facility is the lesser of 65% of first mortgages pledged to North Fork Bank as collateral or $60,000,000. At September 30, 2004, $54,362,000 was available under the facility and $43,050,000 was outstanding. At December 1, 2004 $60,000,000 was available under the facility and $30,550,000 was outstanding. The credit facility matures on July 1, 2006 with two one-year extensions available to us. Borrowings under the facility bear interest at prime plus 1/2 of 1% (currently 5.25% per annum). The loan agreement between us and North Fork Bank contains affirmative and negative covenants, including a requirement that the ratio of bank debt to shareholders' equity shall not exceed 50%, and a required debt coverage ratio. We are in compliance with all covenants.

         We also have the ability to borrow under a margin line of credit maintained with a national brokerage firm, secured by the shares of stock we own in Entertainment Properties Trust. Borrowings under the margin line of credit currently bears interest at 3.5% per annum. At September 30, 2004, $13,625,000 was available under this facility, of which $10,812,000 was outstanding. At December 1, 2004, $10, 340,000 is outstanding under the margin facility.

         Since the spreads between the interest paid by us on the credit line and the margin credit line and the interest paid to us by a borrower can range from approximately 4% to 10%, the use of leverage increases our yields.

         The mortgage loans that we originate generally provide for recourse to our borrowers, but are not insured, in whole or in part, as to collectability. We require in substantially all of the loans originated by us either a personal guarantee or a "walk-away guarantee" from the principal or principals of the borrower. A "walk-away guarantee" provides in substance that the full guarantee terminates only if the borrower conveys title to the property to us within a negotiated period of time after a loan default and compliance by the borrower or the guarantor of specific requirements, such as current payment of all real estate taxes and operating expenses. The "walk-away guarantee" is intended to provide an incentive to the principals of a borrower to have the collateral deeded to us, in lieu of foreclosure, thereby eliminating the need for foreclosure proceedings in situations where the borrower runs the risk of losing the property in a foreclosure and the principals of the borrower have the further risk of being personally responsible for any shortage in the amount we recover in the foreclosure proceeding. In specific loan situations, we may require additional collateral unrelated to the property and if we have made more than one loan to a borrower we may require that all outstanding loans be cross collateralized.

         Loan defaults will reduce our current return and may require us to become involved in expensive and time consuming procedures, including foreclosure and/or bankruptcy proceedings. In the event of a default by a borrower on a mortgage loan, we will foreclose on the mortgage or other collateral held by us or seek to protect our investment through negotiations with the borrower or other interested parties, which may involve further cash outlays. During a foreclosure proceeding, we will usually not receive interest payments under our mortgage. Foreclosure proceedings in certain jurisdictions can take a considerable period of time, up to two years, or more, in many instances. In addition, if the borrower files for protection under the federal bankruptcy laws during the foreclosure process, the delays may be longer. In a mortgage foreclosure proceeding, we will typically seek to have a receiver appointed by the court or an independent third party property manager appointed with the borrower's agreement in order to preserve the rental income stream and provide for the maintenance of the property. At the conclusion of the foreclosure or negotiated workout process, which occurs after the property is either sold at auction to a third party purchaser, acquired by us, or the workout process results in the borrower or its designee retaining the property, then the amounts, if any, collected by the receiver or the third party manager, less costs and expenses of operating the property and the receiver's or manager's fees, are usually paid over to us. Except for two non-earning loans in the outstanding principal amount of $3,096,000 which are in default and are in foreclosure and one earning loan in the outstanding principal amount of $8,200,000 which was in default, the subject of a foreclosure proceeding and is now subject to a stipulation and is performing, no other foreclosure proceeding commenced by us was active as of September 30, 2004 and as of the date of this filing.

         When we invest in junior mortgage loans, junior participations in existing loans or in mezzanine loans, the collateral securing our loans is subordinate to the liens of senior mortgages or senior participations. At September 30, 2004, approximately 15% of our real estate mortgages, or $20,507,000 in principal amount, were represented by junior mortgages or junior participations. In certain cases, we may find it advisable to make additional payments in order to maintain the current status of prior liens or to discharge them entirely or to make working capital advances to support current operations. It is possible that the amount which may be recovered by us in cases in which we hold a junior position may be less than our total investment, less allowances for possible losses, and we could lose our entire investment in that loan.

Current Loan Status
-------------------

         Our lending activities focus on improved operating properties such as multi-family residential properties, office buildings, shopping centers, mixed use buildings, hotels/motels and industrial buildings. As of September 30, 2004, we had 40 mortgage loans in our mortgage portfolio, totaling $135,325,000 in aggregate principal amount and $134,444,000 after allowances for possible losses of $881,000 placed on three loans. During the year ended September 30, 2004, $231,588,000 of mortgage loans were originated or acquired and $94,511,000 of outstanding loans were repaid in whole or in part and we sold participation interests of $68,630,000. The three largest mortgage loans outstanding at September 30, 2004 of $13,994,000, $11,815,000 and $11,000,000 represent 7.07%,
5.97% and 5.56%, respectively, of our total assets. No other mortgage loan accounted for more than 5.03% of our total assets on September 30, 2004. As of December 1, 2004, the three largest mortgage loans outstanding in principal amount were $14,000,000, $11,934,000 and $9,950,000.

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



The following sets forth information regarding our mortgage loans outstanding at
September 30, 2004:
                                                                   Interest       Non-Interest        Prior         No. of
                                                   Total            Earning          Earning          Liens          Loans
                                                   -----            -------          -------          -----          -----

First mortgage loans:
     Long-term
        Residential (Multi-Family)                  $36,000           $36,000                -               -           1
     Short-term (five years or less):
        Shopping centers/retail                  37,065,000        37,065,000                -               -           5
        Industrial buildings                      4,929,000         4,929,000                -               -           3
        Office buildings                          2,735,000         2,085,000          650,000               -           3
        Residential                              65,255,000        62,809,000        2,446,000               -          17
        Land4,798,000                             4,798,000                 -                -               -           2

Second mortgage loans and junior participations:
     Short-term (five years or less):
        Residential                              11,426,000        11,426,000                -      54,696,000           4
        Retail                                    8,531,000         8,531,000                -      14,804,000           4
        Office                                      550,000           550,000                -       3,638,000           1
                                                -----------       -----------        ---------      ----------         ---
                                                135,325,000       132,229,000        3,096,000      73,138,000          40


         As of September 30, 2004, we had allowances for possible losses on our real estate mortgage portfolio of $881,000. The allowances were on three mortgage loans with a total principal balance outstanding of $4,919,000. In determining the allowance for possible loan losses, we take into account a number of factors including a market evaluation of the underlying collateral, the underlying property's estimated cash flow during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less estimated selling costs. We also take into account the extent of liquidity in the real estate industry, particularly in the New York metropolitan area where approximately 52% of our portfolio is located. Management monitors a borrower's performance and compliance with the loan documents and where we hold a junior lien, we monitor the status of payments to the first mortgagee and payment of real estate taxes. Our management reviews the loan portfolio on a quarterly basis to determine if allowances are needed.

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

Investment in EPR
-----------------

         As of September 30, 2004, we owned 1,033,500 common shares of Entertainment Properties Trust (NYSE:EPR), constituting approximately 4.21% of the 24,541,388 common shares of EPR outstanding. The shares were purchased at an average cost for book purposes of $13.14 per share. As of September 30, 2004, the value of this investment was $39,066,000, or $37.80 per share. In the 2004 fiscal year, EPR paid or declared cash dividends to its shareholders at a quarterly rate of $.5625 per share, which provided us with an annual yield of 16.6% on our book cost. In the 2004 fiscal year, we sold 61,300 of our EPR shares for a gain of $1,378,000. Our management will determine whether or not to dispose of any EPR shares in the fiscal year ending September 30, 2005 depending on EPR's results of operations and business prospects, as well as our needs and requirements.

         Information with respect to the business of EPR is generally available from its filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2003, and Form 10-Q's and Form 8-K's filed by EPR since January 1, 2004. We have not independently verified any of the information contained in those filings and we disclaim any responsibility for the accuracy or completeness thereof. We have no knowledge of the business, financial condition or results of operations of EPR, other than as set forth in the reports filed by EPR with the Securities and Exchange Commission, published industry reports related to the exhibition of motion pictures, and analysts reports relating to EPR.

Competition
-----------

         With respect to our real estate lending activities, we compete for investments with other mortgage REITs, commercial banks, savings and loan associations, specialty finance companies, conduits, pension funds, public and private lending companies, and mortgage banking firms. Competition for mortgage loans is highly competitive, with lenders competing on rate, fees, amounts committed, term and service. Many of our competitors possess greater financial and other resources than we have. Competitive variables include market visibility, size of loans offered and underwriting standards. To the extent a competitor is willing to risk larger amounts in a particular transaction, or employ more liberal underwriting standards, our origination volume and profit margins could be adversely impacted. We compete by offering rapid response time in terms of approval and closing and by offering "no prepayment penalty" loans and we may offer a higher loan to value ratio than institutional competitors. In order to compete more effectively, we engage in a national advertising and marketing program.

Employees
---------

         We share executive, administrative, legal, accounting and clerical personnel with several affiliated companies, including, among others Gould Investors L.P., a partnership involved in various investment activities, including the ownership and operation of a diversified portfolio of commercial real estate, and One Liberty Properties, Inc., an equity REIT which owns a portfolio of real estate under long-term leases. Jeffrey A. Gould, our President and Chief Executive Officer, George Zweier, our Vice-President and Chief Financial Officer, two officers engaged in loan origination and underwriting activities, and one other person engaged in underwriting activities devote all, or substantially all, of their business time to our activities. The balance of the other persons who devote time to our activities do so on a part-time basis pursuant to a Shared Services Agreement under which their payroll is allocated among the parties to the agreement based on time devoted to the affairs of the participating parties. We believe this sharing arrangement provides us with access to senior executives and professionals with substantial experience in real estate and real estate lending that a company of our size would not otherwise be able to afford.

         In addition, we have entered into an agreement with REIT Management Corp. pursuant to which it acts as our advisor. Subject to the supervision of our Board of Trustees, REIT Management Corp. participates in originating and evaluating loans and other investment opportunities, provides property inspection services in connection with loan originations, provides construction related services, participates in negotiations in workout situations with respect to non-earning and delinquent loans and supervises and provides support services in litigation activities.

         We engage entities, including entities affiliated with REIT Management Corp., to manage properties, including cooperative apartments, held by us and some of the joint ventures in which we have an equity interest. These management services include, among other things, rent billing and collection, property maintenance, contractor negotiation, construction management, sales, leasing and mortgage brokerage. The fees paid by us to REIT Management Corp. and entities affiliated with REIT Management Corp. have been approved by a majority of the Board of Trustees, including a majority of the independent Trustees.

Available Information
---------------------

         You can access financial and other information regarding our company on our website, www.brtrealty.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and Amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the Securities and Exchange Commission.

                                  Risk Factors
                                  ------------

         In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors

Risks Related to Our Business
-----------------------------

         Defaults on Loans by borrowers would result in decrease in income. - We
         --------------------------------------------------------------------
originate uninsured and non-investment grade mortgage loans. While holding such mortgage loans we are subject to risks of borrower defaults and bankruptcies. Loan defaults will result in a decrease in interest income and an increase in loan loss reserves. The decrease in interest income resulting from loan defaults may be for a prolonged period of time as we seek to recover the principal balance and accrued interest due to us plus default interest and our legal costs in legal proceedings, including foreclosure actions and bankruptcy and reorganization proceedings. These legal proceedings are expensive and time consuming. The decrease in interest income and the costs involved in seeking to recover the amount due to us will reduce the amount of cash available to meet our expenses. The decrease in interest income, the costs involved in seeking to recover the amount due us, combined with increases in loan loss reserves will also have an adverse impact on our net income, taxable income and shareholders' equity. The decrease in interest income and the costs involved in seeking to recover the amounts due to us could also have an adverse impact on the cash distributions paid by us to our shareholders and our ability to continue to pay cash distributions.

         Our primary source of recovery in the event of a loan default is the real property underlying a defaulted loan and therefore the value of our loan depends upon the value of the underlying real property. The value of the underlying property is dependent on numerous factors outside of our control, including national, regional and local business and economic conditions, government economic policies, the level and volatility of interest rates, and non performance of lease obligations by tenants occupying space at the underlying real property.

         If a significant number of our mortgage loans are in default or we
         ------------------------------------------------------------------
otherwise must write down our loans, a breach of the covenants of our bank line
-------------------------------------------------------------------------------
of credit could occur. - If a significant number of our mortgage loans are in
----------------------
default and/or a recessionary environment exists under which generally accepted accounting principles require us to take provisions against our loans or against our real estate assets, our shareholders' equity could be materially adversely affected. Under our credit agreement with North Fork Bank, the ratio of bank debt to shareholders' equity cannot exceed 50%, the minimum ratio of shareholders' equity (including available for sale securities) to debt can not be less than 2:1 and our annual debt service coverage ratio (based on the amount of debt whether advanced or not advanced) shall not be less than 1.65:1.

         A breach by us of any of these covenants would place us in default under our loan agreement with North Fork Bank . If, as a result of a breach of one or more of these covenants, which could occur if there is a decline of approximately $22,982,000 in our shareholders' equity, the Bank called a default and required us to repay the full amount outstanding under the loan agreement, we could be required to dispose of assets in a rapid fashion, which could have an adverse impact on the amounts we would receive on such disposition. If we could not dispose of assets in a timely fashion to the satisfaction of the Bank, the Bank could foreclose on all or any portion of our loan portfolio pledged to the Bank as collateral, which could result in loans being disposed of at below market values. Disposition of loans at below our carrying value would adversely affect net income, and adversely affect our ability to pay cash distributions to shareholders.

         Inability of our borrowers to refinance or sell the underlying real
         -------------------------------------------------------------------
property would lead to defaults on our loans. - A majority of our mortgage
--------------------------------------------
portfolio is short term and the preponderance of our portfolio is due within two years. In addition, our borrowers are required to pay all or substantially all of the principal balance of our loans at maturity, in most cases with little or no amortization of principal over the term of the loan. Accordingly, in order to satisfy this obligation, at the maturity of a loan, a borrower will be required to refinance or sell the property or otherwise raise a substantial amount of cash. The ability to refinance or sell or otherwise raise a substantial amount of cash is dependent upon factors which neither we nor our borrowers control, such as national, local and regional business and economic conditions, government economic policies, and the level and volatility of interest rates. If a borrower is not able to pay the balance due at maturity, and we are not willing to extend or restructure the loan, we will in most cases be required to foreclose on the property, which can be expensive and time consuming and could adversely affect our net income, shareholders' equity and cash distributions to shareholders.

         A significant portion of our loans are subordinate loans. - At
         ---------------------------------------------------------
September 30, 2004, nine of our loans, constituting $20,507,000 in principal amount, or 15% of the carrying value of our loan portfolio, were junior mortgage loans or junior participations in mortgage loans. Because of their subordinate position, junior liens have a higher degree of risk than senior liens, including a substantially greater risk of non-payment of interest or principal. A decline in real estate values in the region in which the underlying property is located could adversely affect the value of our collateral, so that the outstanding balance of senior liens may exceed the value of the underlying property.

         In the event of a default of a junior lien, we may elect to make payments to the senior mortgage holder, if we have the right to do so, in order to prevent foreclosure of the senior position. In certain situations we may not have the right to elect to make payments to the senior position, and the senior lienholder may refuse to allow us to make any such payments. In such a situation, or if we elect not to make payments even if we have the right to do so, the senior lienholder may foreclose in which event we may not have full recourse to the assets of the borrower or the assets may not be sufficient to satisfy our loan and we will be entitled to share in the proceeds of the foreclosure sale only after amounts due to senior lienholders have been paid in full. This can result in the loss of all or part of our investment, adversely affecting our net income, shareholders' equity and cash distributions to shareholders.

         Our loans may have high loan to value ratios. - The loan to value ratio
         ---------------------------------------------
of loans originated by us may exceed 80%. Loan to value ratio is defined as the ratio of the amount of our loan, plus any senior indebtedness, to the value of the real property underlying the loan as determined by our in-house valuation procedures. The higher the loan to value ratio, the greater the risk that upon default the amount obtainable from a foreclosure or bankruptcy sale may be insufficient to repay the loan in full. In addition we may find it necessary to acquire the property at a foreclosure sale or bankruptcy auction, in which event we assume the risks (and realize any benefits) that may be derived from ownership.

         Our portfolio lacks geographical diversification. - We have not
         -------------------------------------------------
established a limit upon the geographic concentration of properties underlying our loans. As of September 30, 2004, 52% of the principal amount of our outstanding loan portfolio were secured by properties located in the New York Metropolitan Area, including New Jersey and Connecticut, although we originate and hold for investment loans secured by real property located anywhere in the United States and Puerto Rico. A lack of geographical diversification may make our mortgage portfolio more sensitive to local or regional economic conditions, which may result in higher default rates than might be incurred if our portfolio was more geographically diverse.

         We face stiff competition for loans. - We encounter significant
         ------------------------------------
competition from other REITs, banks, conduits, pension funds, public and private lending companies and mortgage bankers. At times we have to compete based on yield, which reduces our returns. We seek to compete by offering rapid response time in terms of approval and closing. In addition, the real estate expertise of our executive group provides us with the ability to understand and structure complex loan transactions. However, many of our competitors have substantially greater assets than we do and therefore have the ability to make larger loans. An increase in funds available to lenders, or a decrease in borrowing activity, may increase competition for making loans and may result in loans available to us having greater risk. In addition, we gain competitive advantage by being able to underwrite and close loans within a short time frame. If our underwriting is not thorough due to the short time frame within which it is performed, we may fail to identify certain risks that we would otherwise have identified.

         We face risks relating to fluctuations in the real property markets. -
         --------------------------------------------------------------------
We are subject to the general risks of the real estate market. These include adverse changes in general and local economic conditions, demographics, retailing trends and traffic patterns, competitive overbuilding, casualty losses, terrorist activities, and other factors beyond our control. The value of the collateral underlying our loans, as well as the real estate owned by us and by joint ventures in which we participate, may also be negatively affected by factors such as the cost of complying with regulations and liability under applicable environmental laws, interest rate changes and the availability of financing. Income from a commercial or multifamily residential property will also be adversely affected if a significant number of tenants are unable to pay rent, if tenants terminate or cancel leases, or if available space cannot be rented on favorable terms. Operating and other expenses of properties, particularly significant expenses such as real estate taxes, maintenance costs and casualty and liability insurance costs, generally do not decrease when income decreases and even if revenues increase, operating and other expenses may increase faster than revenues.

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

Other Risk Factors
------------------

         Senior Management and key personnel are critical to our business and
         --------------------------------------------------------------------
our future success may depend on our ability to retain them. - We depend on the
------------------------------------------------------------
services of Fredric H. Gould, Chairman of our Board of Trustees, Jeffrey A. Gould our President and Chief Executive Officer, and other members of our senior management to carry out business and investment strategies. Only four officers, Jeffrey A. Gould, George Zweier, Vice President and Chief Financial Officer and David Heiden and Mitchell Gould, Vice Presidents, devote all, or substantially all, of their business time to our affairs. The remainder of our senior management personnel share their services on a part-time basis with entities affiliated with us and located in the same executive offices under a Shared Services Agreement. Jeffrey A. Gould devotes a limited amount of his business time to entities affiliated with us. As we grow our business, we may need to attract and retain qualified senior management and other key personnel, both on a full-time and part-time basis. The loss of the services of any of our senior management or other key personnel or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and our investment strategies.

         Relationships and transactions with affiliates involve conflicts of
         -------------------------------------------------------------------
interest. - Entities affiliated with us and with certain of our officers provide
---------
services to us and on our behalf and we intend to continue the relationships with such entities in the future. Although we seek to have such services provided by affiliates at competitive market rates, there is the potential that we may not receive terms in these transactions as favorable as those we would receive if the services were provided by unaffiliated entities pursuant to competitive bid.

         We may have less control of our investment when we invest in joint
         ------------------------------------------------------------------
ventures. - We have made loans to and acquired equity interests in joint
---------
ventures that own income producing real property. Our co-venturers may have different interests or goals than we do or our co-venturers may not be able or willing to take an action that is desired by us. If we or our co-venturers have a disagreement with respect to the activities of the joint venture, it could result in a substantial diversion of time and effort by our management and could result in one of the co-venturers (including us) exercising the buy/sell provision typically contained in our joint venture organizational documents. In addition, there is no limitation under our charter documents as to the amount of funds that may be invested in joint ventures. Accordingly, we may invest a substantial amount of our funds in joint ventures which ultimately may not be profitable as a result of disagreement with or among co-venturers.

         We cannot assure our ability to pay dividends in the future. - We
         ------------------------------------------------------------
intend to pay quarterly cash distributions and to make cash dividends to our shareholders in amounts such that all, or substantially all, of our taxable income in each year, subject to adjustments, is distributed. This along with other factors should enable us to qualify for the tax benefits afforded a REIT under the Internal Revenue Code. We have not established a minimum cash dividend payment level and our ability to pay cash dividends may be adversely affected by the risk factors described in this "Risk Factors" section. All cash dividends will be made at the discretion of our Board of Trustees and will depend on our taxable earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Trustees may deem relevant from time-to-time. We cannot give any assurance that we will be able to pay cash dividends in the future.

         Effect of decrease in market value of, or cash distributions paid on, EPR stock. - The value of the shares of Entertainment Properties Trust owned by us at September 30, 2004 was $39,066,000, while our cost basis was $13,575,000. At September 30, 2004, our balance sheet reflects as an asset $41,491,000 of available-for-sale securities, of which $39,066,000 represents the market value of the shares of EPR owned by us on September 30, 2004 and $26,162,000, or 19.8% of our shareholders' equity, represents the difference between our cost basis for the securities and the market value for such shares. We have no business relationship, affiliation with, influence over or input concerning the business or operations of EPR. Any substantial decrease in the market value of EPR shares, whether resulting from activities of EPR, its management, market forces or otherwise could result in a material decrease in our total assets and in our shareholders' equity.

         Our ownership of shares of EPR resulted in the receipt by us for the fiscal year ended 2004 of cash dividends of $2,271,000. In the fiscal year ended September 30, 2004, we sold 61,300 EPR shares for a gain of $1,378,000. The shares sold provided us with cash dividends of $42,350 in calendar 2004. If there is a decrease in the EPR dividend, for any reason, it could reduce the amount of cash distributions available for our shareholders. In addition, if the stock price of EPR were to decline, our profit from the sale of these shares would decline or could be eliminated.

         We have established a margin line of credit collateralized by the EPR shares owned by us. At September 30, 2004, $13,625,000 was available under this line of credit of which $10,812,000 was outstanding. When we have amounts outstanding under the margin line of credit, a significant decrease in the value of the EPR shares could result in a margin call and, if cash is not available from other sources, a sale of EPR shares may be required at a time when we are not desirous of selling EPR shares, resulting in the possibility that such shares could be sold at a per share loss.

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

         We are subject to certain distribution requirements that may result in
         ----------------------------------------------------------------------
our having to borrow funds at unfavorable rates. - To obtain favorable tax
------------------------------------------------
treatment associated with being a REIT, we generally will be required, among other things, to distribute to our shareholders at least 90% of our annual ordinary taxable income (excluding capital gains) each year. In addition, we are subject to a 4% non-deductible excise tax, on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. As a result of differences in timing between the receipt of income and the payment of expenses, and the inclusion of such income and the deduction of such expenses in arriving at taxable income, and the affect of non-deductible capital expenditures, the creation of reserves and the timing of required debt service (including amortization payments) we may need to borrow funds on a short-term basis in order to make the distributions necessary to retain the tax benefits associated with qualifying as a REIT, even if the prevailing market conditions are not generally favorable for such borrowings. Such borrowings could reduce our net income and the cash available for distributions to the holders of our beneficial shares.

         Compliance with REIT requirements may hinder our ability to maximize
         --------------------------------------------------------------------
profits. - In order to qualify as a REIT for federal income tax purposes, we
--------
must continually satisfy tests concerning, among other things, our sources of income, the amounts we distribute to our shareholders and the ownership of our stock. We may also be required to make cash distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Forward-Looking Statements

         This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us contains certain-forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain beliefs and assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of words such as "may", "will", "will likely result", "shall", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. We do not intend to update our forward looking statements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

o   defaults by borrowers in paying debt service on outstanding loans;
o   completion of pending transactions;
o   an inability to originate loans on favorable terms;
o   increased competition from entities engaged in mortgage lending;
o   general economic and business conditions;
o   general and local real estate conditions;
o   changes in federal, state and local governmental laws and regulations;
o   an inability to retain our real estate investment trust qualification; and
o   the availability of and costs associated with sources of liquidity.

Accordingly, there can be no assurance that our expectations will be realized.

                        EXECUTIVE OFFICERS OF REGISTRANT

The following lists our executive officers. The business history of officers who are also Trustees will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2005.

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

Israel Rosenzweig                Senior Vice President

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

David Heiden                     Vice President

Mitchell K. Gould                Vice President

         (*)Fredric H. Gould is Jeffrey A. and Matthew J. Gould's father.

         (**) Simeon Brinberg is Mark H. Lundy's father-in-law.

         Simeon Brinberg (age 70) has been our Secretary since 1983 and a Senior Vice President since 1988. Mr. Brinberg has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., since October 1988. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. Since June 1989 Mr. Brinberg has been a Vice President of One Liberty Properties, Inc., a real estate investment trust engaged in the ownership of income producing real properties leased to tenants under long term leases. Mr. Brinberg is a member of the New York Bar and was engaged in the private practice of law for approximately thirty years prior to 1988.

         David W. Kalish (age 57) was our Vice President and Chief Financial Officer from June 1990 until August 1998. Since August 1998, Mr. Kalish has been our Senior Vice President, Finance. He has also been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June 1990. For more than five years prior to June 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company, and its predecessors.

         Israel Rosenzweig (age 57) has been a Senior Vice President since April 1998. Mr. Rosenzweig has been a Vice President of Georgetown Partners, Inc. since May 1997 and since 2000 he has been President of GP Partners, Inc., an affiliate of Gould Investors L.P., engaged in providing advisory services in the real estate and financial services industries to an investment advisor. He also has been a Senior Vice President of One Liberty Properties, Inc. since May 1997.

         George E. Zweier (age 40) has been employed by us since June 1998 and was elected Vice President, Chief Financial Officer in August 1998. For approximately five years prior to joining us, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo - Mitsubishi Limited, in New York.

         Mark H. Lundy (age 42) has been our Vice President since 1993. He has been Secretary of One Liberty Properties, Inc. since June 1993 and he also serves as a Vice President of One Liberty Properties, Inc. Mr. Lundy has been a Vice President of Georgetown Partners, Inc. since July 1990. He is a member of the bars of New York and Washington, D.C.

         Seth D. Kobay (age 50) has been a Vice President and our Treasurer since March 1994. In addition, Mr. Kobay, a certified public accountant, has been the Vice President of Operations of Georgetown Partners, Inc. for more than the past five years and is a Vice President and Treasurer of One Liberty Properties, Inc.

         David Heiden (age 39) has been employed by us since April 1998 and has been a Vice President since March 1999. From May 1997 until April 1998 Mr. Heiden was an associate at GMAC Commercial Mortgage engaged in originating and underwriting commercial real estate loans for securitization. He is a licensed real estate appraiser and real estate broker.

         Mitchell K. Gould (age 32) has been employed by us since May 1998 and became a Vice President in March 1999. From January 1998 until May 1998 he was employed by Bear Stearns Companies, Inc. where he was engaged in originating and underwriting commercial real estate loans for securitization. Mr. Gould is past President of the Metropolitan Mortgage Officers Association and is currently a director of the Young Mortgage Bankers Association.

Item 2.  Properties.
         ----------

         Our executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where we currently occupy approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building in which the executive offices are located is owned by a subsidiary of Gould Investors L.P. We contributed $52,000 to the annual rent of $349,000 paid by Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc., and related entities in the year ended September 30, 2004. We also lease under a direct lease with a subsidiary of Gould Investors L.P. an additional 1,800 square feet directly adjacent to the 12,000 square feet at an annual rental of $51,000.

         At September 30, 2004, we did not own any significant real property (significant meaning a property with a book value amounting to 10% or more of our total assets). It has been our policy to operate, with a view toward eventual sale, all real estate assets acquired by us in foreclosure or deed in lieu of foreclosure. In 2004, the only real estate assets sold by us were shares and the related proprietary leases in three cooperative apartments and a condominium unit for a gain on sale of $1,261,000.

Item 3.  Legal Proceedings.
         -----------------

         We are not a defendant in any material pending legal proceedings nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business, which collectively are not expected to have a material affect on our business, financial condition or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended September 30, 2004.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
Matters and Issuer Purchases of Equity Securities
-------------------------------------------------

         Our shares of Beneficial Interest ("Beneficial Shares") are listed on the New York Stock Exchange ("NYSE"). The following table shows for the periods indicated, the high and low sales prices of the Beneficial Shares on the NYSE as reported on the Composite Tape and the per share dividend paid for the periods indicated.



                                                                      Dividend
         Fiscal Year Ended September 30,     High          Low       Per Share
         ------------------------------      ----          ---       ---------

         2004

         First Quarter                      $29.02       $19.05         $.38
         Second Quarter                      29.35        20.00          .45
         Third Quarter                       24.25        19.00          .48
         Fourth Quarter                      22.38        19.45          .48


         2003

         First Quarter                      $13.75       $12.40         $.30
             Second Quarter                  14.10        13.10          .30
         Third Quarter                       17.50        13.65          .34
         Fourth Quarter                      19.49        15.40          .36

         As of December 1, 2004, there were approximately 924 holders of record of our Beneficial Shares and approximately 3,310 shareholders.

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

Equity Compensation Plan Information

         The following table provides information as of September 30, 2004 with respect to Beneficial Shares that may be issued under the BRT Realty Trust 1996 Stock Option Plan and the BRT Realty Trust 2003 Incentive Plan.



                                                                                                  Number of
                                                                                                  Securities
                                                                                                  Remaining
                                                                                                Available-for
                                                Number of                                           Future
                                               Securities                                        Issuance Under
                                              to be Issued               Weighted-                  Equity
                                              Upon Exercise               Average                 Compensation
                                             of Outstanding           Exercise Price            Plans (Excluding
                                                Options,              of Outstanding               Securities
                                              Warrants and           Options, Warrants            Reflected in
                                                 Rights                 and Rights                 Column (a)
                                                   (a)                      (b)                       (c)



Equity compensation
plans approved by                               149,124                   $ 8.64                   291,170
security holders

Equity compensation
plans not approved
by security holders                                   -                        -                         -
                                                -------                   ------                  --------

Total                                           149,124                   $ 8.64                   291,170


Item 6.  Selected Financial Information

         The following table, not covered by the report of the independent auditors, sets forth selected historical financial data for each of the fiscal periods in the five years ended September 30, 2004. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.


                                                                      Fiscal Years Ended
                                                                        September 30,
                                            -------------------------------------------------------------------

                                            2004              2003          2002             2001          2000
                                            ----              ----          ----             ----          ----
                                                        (In thousands, except for per share amounts)


Operating statement data:
Total revenues                               $18,583         $14,804        $17,398         $13,916       $10,260
Income before equity in earnings of
  unconsolidated real estate ventures,
 gain on sale and minority interest            8,941           8,416         11,246           7,750         5,064
Discontinued operations                        1,261             499            807           1,937         1,814
Net income (1)                                12,002          13,683         12,586          10,586         7,635

Income per
 beneficial share: (1)
Income from continuing operations              $1.41           $1.76          $1.60           $1.20         $ .82
Discontinued operations                          .17             .07            .11             .27           .25
                                               -----           -----          -----           -----         -----
   Basic earnings per share                    $1.58           $1.83          $1.71           $1.47         $1.07

Income from continuing operations              $1.39           $1.73          $1.57           $1.19         $ .80
Discontinued operations                          .16             .07            .11             .26           .25
                                               -----           -----          -----           -----         -----
   Diluted earnings per share                  $1.55            $1.80         $1.68           $1.45         $1.05
Cash distribution per
 common share                                  $1.79            $1.30         $1.04           $ .44         $   -

Balance sheet data:
Total assets                                 198,005          139,002       134,931         110,016        88,456
Earning real
 estate loans (2)                            132,229           63,733        84,112          67,513        40,413
Non-earning real
 estate loans (2)                              3,096           3,145            415             415         3,250
Real estate assets (2)                        14,005          13,391         13,529          13,708        12,325
Available-for-sale securities
 at market                                    41,491          36,354         31,178          24,030        16,310
Borrowed funds                                53,862           4,755         14,745           2,101            88
Loans and mortgages
    payable                                    2,609           2,680          2,745           2,804             -
Shareholders' equity                         132,063         125,932        114,291         101,872        85,147

(1)      Includes $1,641,000 and $4,332,000 or $.21 and $.57 per share on a diluted basis, for the fiscal years ended September 30, 2004 and 2003, respectively, from gain on sale of available-for-sale-securities.

(2) Earning and non-earning loans and real estate assets are presented without deduction of the related allowance for possible losses or valuation allowance.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------
Results of Operations
---------------------

General
-------

         Our primary business operations involves the origination and servicing of mortgage loans. Our profitability in any year is most affected by the principal amount of loans originated during any such year, the type of loans originated and the payoff and pay down of outstanding mortgage loans during such year. These factors determine to a significant extent the interest income and fee income earned during such year. We cannot project the principal amount or type of loans which will be originated in any year or those loan applications submitted to us which will be approved by our loan committee or Board of Trustees, as is applicable, nor can we project the rate of payoff or pay down against our loan portfolio in any year. As noted in the discussion below, the 2004 fiscal year reflects an increase in interest and fee income compared to the 2003 fiscal year and the 2003 fiscal year reflects a decrease in interest and fee income, compared to the 2002 fiscal year. The primary components of these changes is a result of loan originations, including the type of loans originated, and loan payoffs and pay downs.

         We cannot project nor have we ascertained any trends in our business other than that our loan originations have been more national in scope and our loan applications and loan originations have been for larger principal amounts. Both of these factors we attribute to the increase in our advertising and marketing activities.

2004 vs. 2003
-------------

         Interest and fees on loans increased to $13,913,000 for the year ended September 30, 2004, as compared to $9,813,000 for the year ended September 30, 2003, an increase of $4,100,000 or 42%. During the current fiscal year we experienced an increase in the volume of loan originations that caused the average balance of loans outstanding to increase to $ 107,300,000 in the current fiscal year from $ 67,145,000. This resulted in an increase in interest income of $4,410,000. Also contributing to an increase in interest income was the receipt of $ 461,000 of interest in excess of the stated rate on four loans that went into default during the year but have since been returned to performing. Offsetting these increases was a decline in the interest rate earned on the portfolio. The average rate earned on the loan portfolio declined 95 basis points from 11.82% in the prior fiscal year to 10.87% in the current fiscal year. This resulted in a $680,000 decline in interest income. Also, in the prior fiscal year, we recognized $105,000 of interest income on the payoff of a loan that was previously recorded as non performing. We recognized an increase of $ 300,000 in fee income in 2004, which is consistent with the increased loan volume experienced during the period. However this increase was offset by the collection of $286,000 in fees in the prior fiscal year that were due upon the payoff of two loans.

         Other, primarily investment income, declined $291,000, or 11%, from $2,667,000 in the fiscal year ended September 30, 2003 to $ 2,376,000 in the fiscal year ended September 30, 2004. During the first half of the current fiscal year and the last half of the prior fiscal year, we sold shares of Entertainment Properties Trust and various other securities which resulted in a decline of $405,000 of dividend income. Offsetting this decline was an 11% increase, from $1.975 to $2.1875, in the dividend paid on our remaining shares of EPR which accounted for an increase of $224,000. The remaining $110,000 decline in investment income was the result of the sale of miscellaneous securities and reduction in the amount of funds available for investment.

         Interest expense on borrowed funds increased to $1,351,000 in the fiscal year ended September 30, 2004 from $270,000 in the fiscal year ended September 30, 2003. This increase of $1,081,000, or 400%, is due to an increase in the average balance of borrowed funds outstanding, which increased $ 24,453,000 from $3,670,000 in the prior fiscal year to $28,123,000 in the current fiscal year. This caused an increase in interest expense of $1,203,000. This increase was offset by a decline in the average rate paid on borrowings from 7.24% to 4.74%. The average interest rate includes a .3% fee to maintain a margin account secured by the shares we own in Entertainment Properties Trust and is based on the value of the assets in the account.

         The fee paid to REIT Management Corp. (the "Advisor's" fee), which is calculated pursuant to agreement and is based on invested assets, increased $ 569,000, or 65%, in the fiscal year ended September 30, 2004 to $ 1,444,000 from $875,000 in the fiscal year ended September 30, 2003. During the current fiscal year, we experienced a larger outstanding balance of invested assets, primarily loans, thereby causing an increase in the fee.


         General and administrative expenses increased to $ 3,828,000 in the fiscal year ended September 30, 2004 from $3,063,000 in the fiscal year ended September 30, 2003. This increase of $765,000, or 25%, was the result of several factors. Payroll and payroll related expenses increased $417,000, as a result of staff additions, increased commissions paid to loan originators and restricted stock amortization. There was also a $98,000 increase in expenses allocated to us, primarily legal and accounting expenses, pursuant to a Shared Services Agreement among us and related entities. Legal expenses also increased $167,000 a result of three foreclosure actions that we have pending and legal fees incurred in connection with the organization of a "de novo" bank as a taxable REIT subsidiary. We have decided not to pursue the banking activity at this time. The remaining increase in expense of $83,000 was due to higher operating expenses in several categories, none of which was significant.

         Other taxes decreased $18,000, or 4%, to $480,000 for the fiscal year ended September 30, 2004 from $ 498,000 in the fiscal year ended September 30, 2003. The decrease is the result of a $90,000 reduction in the amount of excise tax recorded. During the current year we increased the dividend paid to shareholders. By paying to our shareholders more of our earnings within the prescribed time frame, we reduced the excise tax payment. The excise tax is based on taxable income that has been generated but not yet distributed. This was offset by the payment of $116,000 in federal income taxes in the current fiscal year on earnings that were not distributed to shareholders. The remaining decline of $ 44,000 is due to a reduction in the amount of state franchise taxes paid in the current fiscal year.

         Operating expenses relating to real estate increased $856,000, or 63%, from $1,355,000 in the fiscal year ended September 30, 2003 to $2,211,000 in the fiscal year ended September 30, 2004. The increase is the result of legal fees and other expenses incurred in defending a lawsuit relating to a property previously owned by us. This lawsuit was resolved in June 2004.

         Equity in earnings of unconsolidated joint ventures decreased $277,000, or 58%, from $479,000 in the fiscal year ended September 30, 2003 to $202,000 in the fiscal year ended September 30, 2004. This decrease resulted from the sale in the prior year of a cooperative unit by one venture and the sale of a parcel of vacant land by a second venture. There were no similar sales in the current fiscal year.

         Gain on sale of available-for-sale securities declined $2,691,000, or 62%, from $4,332,000 in the fiscal year ended September 30, 2003 to $1,641,000 in the fiscal year ended September 30, 2004. In the current fiscal year we sold 58,550 shares of Atlantic Liberty Financial and 61,300 shares of Entertainment Properties Trust and other miscellaneous securities which resulted in net proceeds of $3,384,000 and had a cost basis of $1,743,000. In the prior fiscal year we sold 260,800 shares of Entertainment properties Trust and other miscellaneous securities which resulted in net proceeds of $ 8,047,000 and had a cost basis of $3,715,000.

         For the fiscal year ended September 30, 2004 gain on sale of real estate assets increased to $1,261,000 from $499,000 in the fiscal year ended September 30, 2003. In the current fiscal year the gain resulted from the sale of one condominium and four cooperative apartment units. In the prior fiscal year the gain was the result of the sale of two cooperative apartment units.

2003 vs. 2002
-------------

         Interest and fees on loans decreased to $9,813,000 for the year ended September 30, 2003 as compared to $11,897,000 for the year ended September 30, 2002. This decrease of $ 2,084,000, or 18%, was the result of several factors. In the current fiscal year, the average balance of loans declined $1,220,000 to $67,145,000 from $68,368,000 in the prior fiscal year. This caused a decrease of $147,000 in interest income. The average rate earned on the loan portfolio declined 31 basis points to 11.82% as compared to 12.13% earned on the portfolio in the fiscal year ended September 30, 2002. This decline caused interest income to decline by $213,000. In the prior fiscal year, four participating loans were paid off resulting in additional income and fees of $ 2,114,000 in the fiscal year ended September 30, 2002. Offsetting these declines was the collection of interest income in the amount of $105,000 in the current fiscal year from a loan that was previously recorded as non performing. Fee income also increased $ 286,000 in the current fiscal year, primarily because of the collection of fees that were due upon the payoff of two loans.

         The fiscal year ended September 30, 2002 was favorably affected by $500,000 recognized from the recovery of a previously provided allowance related to a loan that was previously impaired and was paid off in full in 2002. There was no comparable revenue item in the current fiscal year.

         Other, primarily investment income, declined $ 65,000, or 2%, from $2,732,000 in the fiscal year ended September 30, 2002 to $2,667,000 in the fiscal year ended September 30, 2003. The decline was primarily caused by a decrease in the amount of dividends received on our REIT securities caused by our sale of REIT securities during the 2003 fiscal year.

         Interest expense on borrowed funds increased to $270,000 in the fiscal year ended September 30, 2003 from $227,000 in the fiscal year ended September 30, 2002. This increase of $43,000, or 19%, is due to an increase in the average rate paid for borrowings from 5.86% in the 2002 fiscal year to 7.24% in the 2003 fiscal year. The average interest rate includes a 0.3% fee to maintain a margin account secured by the shares we own in Entertainment Properties Trust and is based on the value of the assets in the account, which appreciated in value during the 2003 fiscal year.

         The Advisor's fee, which is calculated pursuant to agreement and is based on invested assets, decreased $92,000, or 10%, in the fiscal year ended September 30, 2003 to $875,000 from $967,000 in the fiscal year ended September 30, 2002. During this period, we experienced a lower outstanding balance of invested assets thereby causing a decrease in the fee.

         General and administrative expenses increased to $3,063,000 in the fiscal year ended September 30, 2003, from $2,911,000 in the fiscal year ended September 30, 2002. This increase of $ 152,000, or 5%, is primarily the result of increases in payroll and payroll related expenses which increased $110,000 from the prior year. In addition professional fees increased by approximately $29,000 from the 2002 fiscal year.

         Other taxes increased by 10% to $498,000 for the fiscal year ended September 30, 2003 from $452,000 in the fiscal year ended September 30, 2002. The increase of $46,000 in the current fiscal year is the result of an increase in the federal excise tax, which is based on taxable income that was generated but not yet distributed.

         Operating expenses relating to real estate increased $100,000, or 8%, from $ 1,255,000 in the fiscal year ended September 30, 2002 to $1,355,000 in the fiscal year ended September 30, 2003. In the current fiscal year we experienced higher legal expenses relating to a property that we acquired in foreclosure in a prior fiscal year, increased insurance expense and increased common area maintenance charges.

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

Liquidity and Capital Resources
-------------------------------

            We are primarily engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by real property. Our investment policy emphasizes short-term mortgage loans. We also purchase senior and junior participations in short term mortgage loans and originate participating mortgage loans and loans to joint ventures in which we are an equity participant. From time to time we participate out senior, junior or pari passu positions in mortgage loans originated by us. Repayments of real estate loans in the amount of $127,696,000 are due during the twelve months ending September 30, 2005, including $3,096,000 due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

            We maintain a revolving credit facility with North Fork Bank. The facility provides for borrowings up to $60,000,000, but no greater than 65% of qualified first mortgage loans pledged to North Fork Bank. We had $43,050,000 outstanding under this line as of September 30, 2004 and $11,312,000 of unused availability under this line as of September 30, 2004. We also have the ability to borrow on margin, using the shares we own in Entertainment Properties Trust, or EPR, as collateral. At September 30, 2004, there was $10,812,000 outstanding of the approximately $13,625,000 available under this facility. If the value of the EPR shares were to decline, the available funds under the margin credit line might decline and we could be required to repay a portion or all of the margin loan.

            During the twelve months ended September 30, 2004, we generated cash of $11,226,000 from operating activities, $3,384,000 from the sale of securities, $94,511,000 from collections from real estate loans and $68,630,000 from the sale of participations in loans originated by us. These funds, in addition to cash on hand and funds borrowed under our revolving credit facility and our margin line of credit, were used primarily to fund real estate loan originations of $231,588,000, and to pay cash distributions to shareholders in the amount of $12,714,000.

            We will satisfy our liquidity needs in the year ending September 30, 2005 from cash and cash investments on hand, the credit facility with North Fork Bank, the availability in our margin account collateralized by the EPR shares, interest and principal payments received on outstanding real estate loans, and net cash flow generated from the operation and sale of real estate assets.

Disclosure of Contractual Obligations
-------------------------------------

The following table sets forth as of September 30, 2004 our known contractual obligations:


                                                                    Payment due by Period
                                                                    ---------------------
                                                            Less than        1-3              3-5        More than
                                            Total           1 Year          Years            Years        5 Years
                                            -----           ------          -----            -----        -------


Long-Term Debt Obligations                $2,609,000        $ 77,000        $175,000       $209,000      $2,148,000

Capital Lease Obligations                          -               -               -              -               -

Operating Lease Obligation                 1,340,000         114,000         200,000        156,000         870,000

Purchase Obligations                               -               -               -              -               -

Other Long-Term Liabilities
Reflected on Company
Balance Sheet Under GAAP                           -               -               -              -               -
                                           ---------        --------        --------       --------      ----------
                                                   -               -               -              -               -
Total                                     $3,949,000        $191,000        $375,000       $365,000      $3,018,000
                                          ==========        ========        ========       ========      ==========

Outlook
-------

         The real estate business is cyclical and to a large extent depends upon, among other factors, national and local business and economic conditions, government economic policies and the level and volatility of interest rates. A difficult or declining real estate market in the New York metropolitan area or in other parts of the country and a recessionary economy could potentially have the following adverse effects on our business: (i) an increase in loan defaults which will result in decreased interest and fees on our outstanding real estate loans, an increase in loan loss reserves and an increase in expenses incurred in foreclosures and restructurings; (ii) a decrease in loan originations; and (iii) a decrease in rental income from properties owned by us or joint ventures in which we are a venture participant and an increase in operating expenses related to real estate properties.

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

         Since almost all of our loan portfolio provides for stated minimum or fixed interest rates, the current "low" interest rate environment, although negatively affecting our revenues and net income, has not had and should not have a material adverse effect on our revenues and net income.

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

            For tax purposes, we report on a calendar year basis as distinguished from financial reporting purposes for which we are on a September 30th fiscal year. We distributed substantially all of our taxable income for calendar 2003 by October 2004. We estimate taxable income for calendar 2004 will be $11,933,000, of which approximately $1,640,000 is expected to represent capital gain income. To comply with the time frames prescribed by the Internal Revenue Code and the applicable regulations thereunder at least 90% of the 2004 ordinary taxable income is required to be declared by September 15, 2005 and, assuming we continue to pay the quarterly dividends on or about the 1st day of each calendar quarter (January 1st, April 1st, July 1st and October 1st) distributed by October 1, 2005.

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

            Allowance for Possible Losses

            We review our mortgage portfolio, real estate assets underlying our mortgage portfolio and owned by us and the real estate assets owned by joint ventures in which we are a venture partner on a quarterly basis to ascertain if there has been any impairment in the value of the real estate assets underlying our loans or any impairment in the value of any of such real estate assets in order to determine if there is a need for a provision for an allowance for possible losses against our real estate loans or an impairment allowance against real estate assets.

            In reviewing the value of the collateral underlying our loan portfolio, our real estate assets, and the real estate assets owned by joint ventures, we seek to arrive at the fair value of the underlying collateral or such real estate on an individual basis by taking into account numerous factors including market evaluations of the underlying collateral or the real estate, estimated operating cash flow from the property during a projected holding period and an estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. Each of these factors entails significant judgments and estimates. Real estate assets held for use and real estate assets owned by joint ventures are evaluated for indicators of impairment using an undiscounted cash flow analysis. If that analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover our investment, an impairment provision will be calculated based upon the excess of the carrying amount of the property over its fair value. Real estate assets which are held for sale are valued at the lower of the recorded cost or estimated fair value, less the cost to sell. We do not obtain any independent appraisals of either the real property underlying our loans or the real estate assets which are held by us and by our joint ventures, but we rely on our own analysis and valuations. Any valuation allowances taken with respect to our loan portfolio or real estate assets will reduce our net income, assets and shareholders' equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. No additional valuation allowance was recorded against our mortgage portfolio in the fiscal year ended September 30, 2004. There was no valuation adjustment recorded in fiscal 2004 against real estate assets.

            Revenue Recognition

            We recognize interest income and rental income on an accrual basis, unless we make a judgment that impairment of a loan or loans or of real estate owned renders doubtful collection of interest or rent in accordance with the applicable loan documents or leases. In making a judgment as to the collectibility of interest or rent, we consider, among other factors, the status of the loan or property, the borrower's or tenant's financial condition, payment history and anticipated events in the future. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and continued performance is demonstrated. Accordingly, management must make a significant judgment as to whether to treat a loan or real estate owned as impaired. If we make a decision to treat a "problem" loan or real estate asset as unimpaired and therefore continue to recognize the interest and rent as income on an accrual basis, we could overstate income by recognizing income that will not be collected and the uncollectible amount will ultimately have to be written off. The period in which the uncollectible amount is written off could adversely affect taxable income for a specific year and our ability to pay cash distributions.


Item 7A - Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------
         Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense are subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At September 30, 2004, approximately 87% of our portfolio was comprised of variable rate loans tied primarily to the prime rate. Changes in the prime interest rate would affect our net interest income accordingly. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would cause an increase of income before taxes of $527,000 and a one percent decline in interest rates would cause an increase of income before taxes of approximately $37,000. In addition, we originate loans with short maturities and maintain a strong capital position. As of September 30, 2004, a majority of our loan portfolio was secured primarily by properties located in the New York metropolitan area, including New Jersey and Connecticut, in Tennessee, and in Florida and it is therefore subject to risks associated with the economies of these localities.

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

Item 9A.  Controls and Procedures
          -----------------------

   As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2004 are effective.

   There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information
         -----------------
   None.

PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
    Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2005 Annual Meeting of Stockholders, including the information set forth under the captions "Election of Trustees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" and "Governance -- Audit Committee -- Audit Committee Financial Expert."


Item 11.  Executive Compensation
          ----------------------

   The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         ------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------
   The information concerning our beneficial owners required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

   The information concerning relationships and certain transactions required by
Item 13 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
         --------------------------------------
   The information concerning our principal accounting fees required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
         ---------------------------------------
(a)     1.    Financial Statements - The response is submitted in a separate section of this report following Part IV.

        2. Financial Statement Schedules - The response is submitted in a separate section of this report following Part IV.

        3. Exhibits:

              3.1. Second Amended and Restated Declaration of Trust dated June 16, 1972. Filed with this Form 10-K.

              3.2. First Amendment to Second Amended and Restated Declaration of Trust dated August 20, 1986. Incorporated by reference to Registration Statement on Form S-2 (No. 33-8125).

              3.3. Second Amendment to Second Amended and Restated Declaration of Trust dated March 2, 1987. Incorporated by reference to Registration Statement on Form S-2 (No.33-11072).

              3.4. Third Amendment to Second Amended and Restated Declaration of Trust dated March 2, 1988. Filed with this Form 10-K.

              3.5. By-laws - Incorporated by reference to Registration Statement on Form S-2 (No. 33-8125).

              10.1 Advisory Agreement dated February 7, 1983 between the BRT Realty Trust and REIT Management Corp. Incorporated by reference to Registration Statement on Form S-2 (No. 33-8125).

              10.2 Credit Agreement with North Fork Bank dated as of July 25, 2001. Incorporated by reference to Exhibit 5 to Form 8-K filed August 1, 2001.

              10.3 First Amendment to Credit Agreement with North Fork Bank dated as of June 6, 2003. Incorporated by reference to Exhibits 1 and 2 to Form 8-K filed June 11, 2003.

              10.4 Second Amendment to Credit Agreement dated as of March 29, 2004. Incorporated by reference to Exhibits 2 and 3 of Form 8-K filed March 31, 2004.

              10.5 Third Amendment to Credit Agreement dated as of July 2, 2004. Incorporated by reference as Exhibits 2 and 3 to Form 8-K filed July 14, 2004.

              10.6       Shared Services Agreement. Incorporated by reference to
                         Exhibit 10 (c) to Form 10-K for the year ended September 30, 2002.

              21.1 Subsidiaries - Each subsidiary is 100% owned by BRT. Filed with this Form 10-K.

              23.1       Consent of Ernst & Young, LLP. Filed with this Form
                         10-K.

              31.1       Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002 (the
                         "Act").   Filed with this Form 10-K.

              31.2 Certification of Senior Vice President - Finance pursuant to Section 302 of the Act. Filed with this Form 10-K.

              31.3       Certification of Chief Financial Officer pursuant to
                         Section 302 of the Act. Filed with this Form 10-K.

              32.1       Certification of Chief Executive Officer pursuant to
                         Section 906 of the Act. Filed with this Form 10-K.

              32.2 Certification of Senior Vice President-Finance pursuant to Section 906 of the Act. Filed with this Form 10-K.

              32.3       Certification of Chief Financial Officer pursuant to
                         Section 906 of the Act.  Filed with this Form 10-K.

              (b)        Exhibits - See Item 15(a) 3 above.

              (c)        See Item 15(a) 2 above.

Annual Report on Form 10-K
Item 8, Item 15(a)(1) and (2)
-----------------------------


Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules


                                                               Page No.
                                                               --------

Report of Independent Auditors                                   F-1

Consolidated Balance Sheets as of September 30,
  2004 and 2003                                                  F-2

Consolidated Statements of Income for the
  years ended September 30, 2004, 2003 and 2002                  F-3

Consolidated Statements of Shareholders' Equity
  for the years ended September 30, 2004, 2003 and 2002          F-4

Consolidated Statements of Cash Flows for the
  years ended September 30, 2004, 2003 and 2002                  F-5

Notes to Consolidated Financial Statements                       F-7

Consolidated Financial Statement Schedules for the year ended September 30, 2004:

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

                         REPORT OF INDEPENDENT AUDITORS




           To the Trustees and Shareholders
           BRT Realty Trust


           We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

           We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust and Subsidiaries at September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                     /s/    ERNST & YOUNG LLP
           New York, New York
           December 8, 2004


                        BRT REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheets
              (Dollar amounts in thousands except per share amounts)

                                     ASSETS
                                                                                                           September 30,
                                                                                                           -------------
                                                                                                       2004            2003
                                                                                                       ----            ------

            Real estate loans
                Earning interest, including $7,305 and $7,134
                   from related parties                                                               $132,229          $ 63,733
                Not earning interest                                                                     3,096             3,145
                                                                                                      --------          --------
                                                                                                       135,325            66,878
                Allowance for possible losses                                                            (881)             (881)
                                                                                                      --------          --------

                                                                                                       134,444            65,997
                                                                                                      --------          --------
             Real estate assets
                 Real estate properties net of accumulated
                 depreciation of $1,699 and $1,462                                                       6,212             6,461

                 Investment in unconsolidated
                   real estate ventures at equity                                                        7,793             6,930
                                                                                                      --------          --------
                                                                                                        14,005            13,391
                 Valuation allowance                                                                      (325)             (325)
                                                                                                      --------          --------
                                                                                                        13,680            13,066
                                                                                                      --------          --------
             Cash and cash equivalents                                                                   5,746            21,694
             Available-for-sale securities at market                                                    41,491            36,354
             Other assets                                                                                2,644             1,891
                                                                                                      --------          --------

                 Total Assets                                                                         $198,005          $139,002
                                                                                                      ========          ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

           Liabilities:
                Borrowed funds                                                                        $ 53,862          $  4,755
                Mortgage payable                                                                         2,609             2,680
                Accounts payable and accrued liabilities including
                    deposits of $3,164 and $1,103                                                        9,471             5,635
                                                                                                      --------          --------

                 Total liabilities                                                                      65,942            13,070
                                                                                                      --------          --------

           Commitments and contingencies                                                                     -                 -
           Shareholders' equity
                 Preferred shares, $1 par value:
                   Authorized 10,000 shares, none issued                                                     -                 -
                 Shares of beneficial interest, $3 par value:
                   Authorized number of shares, unlimited, issued
                   8,883 shares                                                                         26,650            26,650
           Additional paid-in capital                                                                   81,769            81,151
                 Accumulated other comprehensive income - net
                   unrealized gain on available-for-sale securities                                     26,162            19,282
           Unearned compensation                                                                          (900)             (406)
           Retained earnings                                                                             9,482            11,154
                                                                                                      --------          --------
                                                                                                       143,163           137,831
                 Cost of 1,288 and 1,381 treasury shares
                   of beneficial interest                                                              (11,100)          (11,899)
                                                                                                      --------          --------
                 Total shareholders' equity                                                            132,063           125,932
                                                                                                      --------          --------

                 Total Liabilities and Shareholders' Equity                                           $198,005          $139,002
                                                                                                      ========          ========

      See accompanying notes to consolidated financial statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                        Consolidated Statements of Income
             (Dollar amounts in thousands except per share amounts)

                                                                                               Year Ended September 30,
                                                                                         2004           2003           2002
                                                                                         ----           ----           ----

  Revenues:
    Interest and fees on real estate loans, including
      $742, $726 and $602 from related parties                                        $ 13,913        $ 9,813         $ 11,897
    Operating income from real estate properties                                         2,294          2,324            2,269
    Recovery of previously provided allowances                                               -              -              500
    Other, primarily investment income                                                   2,376          2,667            2,732
                                                                                      --------        -------         --------
    Total Revenues                                                                      18,583         14,804           17,398
                                                                                      --------        -------         --------
  Expenses:
    Interest - borrowed funds                                                            1,351            270              227
    Advisor's fees, related party                                                        1,444            875              967
    General and administrative - including $754, $656
      and $647 to related parties                                                        3,828          3,063            2,911
    Other taxes                                                                            480            498              452
    Operating expenses relating to real estate properties
      including interest on mortgages payable
            of $254, $259 and $265                                                       2,211          1,355            1,255
    Amortization and depreciation                                                          328            327              340
                                                                                      --------        -------         --------


   Total Expenses                                                                        9,642          6,388            6,152
                                                                                      --------       --------         --------


   Income before equity in earnings of unconsolidated real estate ventures, gain on sale of available-for-sale securities,
     minority interest and discontinued operations                                       8,941          8,416           11,246
   Equity in earnings of unconsolidated real estate ventures                               202            479              574
                                                                                      --------       --------         --------

   Income before gain on sale of available-for-sale securities,
     minority interest and discontinued operations                                       9,143            8,895         11,820

   Gain on sale of available-for-sale securities                                         1,641            4,332              -
   Minority interest                                                                       (43)             (43)           (41)
                                                                                      --------         --------       --------

   Income before discontinued operations                                                10,741           13,184         11,779

   Discontinued Operations
     Gain on sale of real estate assets                                                  1,261              499            807
                                                                                      --------         --------       --------

   Net income                                                                          $12,002          $13,683        $12,586
                                                                                       =======          =======        =======

   Income per share of beneficial interest:
   Income from continuing operations                                                   $  1.41          $  1.76        $  1.60
   Discontinued operations                                                                 .17              .07            .11
                                                                                       -------          -------        -------
     Basic earnings per share                                                          $  1.58          $  1.83        $  1.71
                                                                                       =======          =======        =======

   Income from continuing operations                                                   $  1.39          $  1.73        $  1.57
   Discontinued operations                                                                 .16              .07            .11
                                                                                       -------          -------        -------
     Diluted earnings per share                                                        $  1.55          $  1.80        $  1.68
                                                                                       =======          =======        =======

   Cash distributions per common share                                                 $  1.79          $  1.30        $  1.04
                                                                                       =======          =======        =======
   Weighted average number of common
     shares outstanding:
   Basic                                                                             7,617,116        7,470,608         7,373,627
                                                                                     =========        =========         =========
   Diluted                                                                           7,734,364        7,595,434         7,503,065
                                                                                     =========        =========         =========

          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                  Years Ended September 30, 2004, 2003, and 2002
               (Dollar amounts in thousands except per share data)

                                                                       Accumulated
                                                                          Other
                                               Shares of  Additional     Compre-   Unearned
                                              Beneficial    Paid-In      hensive    Compen-   Retained    Treasury
                                               Interest     Capital      Income     sation    Earnings/    Shares      Total
                                               --------     -------      ------     ------    ---------    ------      -----

Balances, September 30, 2001                    $26,650     $81,008      $ 5,278          -     $ 2,313   $(13,377)    $101,872

Distributions - Common share
  ($1.04 per share)                                   -           -            -          -      (7,681)         -       (7,681)
Exercise of Stock Options                             -        (144)           -          -           -        510          366

  Net income                                          -           -            -          -      12,586          -       12,586
    Other comprehensive income -
     unrealized gain on sale of avail-
     able-for-sale securities                         -           -        7,148          -           -          -        7,148
                                                                                                                          -----
Comprehensive income                                  -           -            -          -           -          -       19,734
                                                ----------------------------------------------------------------------------------

Balances, September 30, 2002                     26,650      80,864       12,426          -       7,218    (12,867)     114,291

Distributions - Common share
  ($1.30 per share)                                   -           -            -          -      (9,747)         -       (9,747)

Exercise of Stock Options                             -        (155)           -          -           -        968          813
Issuance of restricted stock                                    442            -      $(442)          -          -            -
Compensation expense -
      restricted stock                                -           -            -         36           -          -           36
 Net income                                           -           -            -          -      13,683          -       13,683
   Other comprehensive income -
    unrealized gain on sale of avail-
    able-for-sale securities (net of
    reclassification adjustment for
    gains included in net income
     of $4,332)                                       -           -        6,856          -           -          -        6,856
                                                                                                                          -----
Comprehensive income                                  -           -            -          -           -          -       20,539
                                                 ------------------------------------------------------------------------------
Balances, September 30, 2003                     26,650      81,151       19,282       (406)     11,154    (11,899)     125,932

Distributions - Common share
  ($1.79 per share)                                   -           -            -          -     (13,674)         -      (13,674)

Exercise of Stock Options                             -         (74)           -          -           -        784          710
Issuance of restricted stock                          -         700            -       (700)          -          -            -
Restricted stock vesting                              -          (8)           -          -           -         15            7
Compensation expense -
      restricted stock                                -           -            -        206           -          -          206

  Net income                                          -           -            -          -      12,002          -       12,002
    Other comprehensive income -
     unrealized gain on sale of avail-
     able-for-sale securities (net of
     reclassification adjustment for gains
     included in net income of $1,641                 -           -        6,880          -           -          -        6,880
                                                                                                                         ------
Comprehensive income                                  -           -            -          -           -          -       18,882
                                                   ------------------------------------------------------------------------------
Balances, September 30, 2004                    $26,650     $81,769      $26,162      $(900)     $9,482   $(11,100)      $132,063
                                                =================================================================================

        See accompanying notes to consolidated financial statements.




                        BRT REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)

                                                                                               Year Ended September 30,
                                                                                               ------------------------

                                                                                        2004             2003              2002
                                                                                        ----             ----              ----

Cash flows from operating activities:
   Net income                                                                         $ 12,002         $ 13,683          $ 12,586
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Amortization and depreciation                                                        328              327               340
      Recovery of previously provided allowances                                             -                -              (500)
      Restricted stock expense                                                             213               36                 -
      Net gain on sale of real estate assets from
        discontinued operations                                                         (1,261)            (499)             (807)
      Net gain on sale of available-for-sale securities                                 (1,641)          (4,332)                -
      Equity in (earnings) of unconsolidated
        real estate ventures                                                              (202)            (479)             (574)
      Increase in straight line rent                                                      (153)            (153)             (153)
      (Increase) Decrease in interest and dividends receivable                            (475)             305               (42)
      (Increase) Decrease in prepaid expenses                                              (56)              19                (8)
      Increase in accounts payable and
        accrued liabilities                                                              1,005               66               250
      Increase (Decrease) in deferred revenues                                             747             (234)              (98)
      Increase (Decrease) in escrow deposits                                               905                3              (133)
      (Increase) Decrease in deferred costs                                               (150)             (89)               21
      Other                                                                                (36)             153              (173)
                                                                                      --------         --------           -------
Net cash provided by operating activities                                               11,226            8,806            10,709
                                                                                      --------         --------           -------

Cash flows from investing activities:
   Collections from real estate loans                                                   94,511           76,365            40,869
   Sale of participation interests                                                      68,630                -                 -
   Proceeds from sale of loans                                                               -                -             4,311
   Additions to real estate loans                                                     (231,588)         (58,716)          (61,779)
   Net costs capitalized to real estate owned                                              (86)            (176)              (38)
   Proceeds from sale of real estate owned                                               1,358              553               816
   Increase (Decrease) in deposits payable                                                 245              (67)             (124)
   Purchase of available-for-sale securities                                                 -           (2,034)                -
   Sale of available-for-sale securities                                                 3,384            8,047                 -
   Investment in real estate ventures                                                     (899)            (268)             (275)
   Partnership distribution                                                                238              773               823
                                                                                      --------         --------          --------
Net cash (used in) provided by investing activities                                    (64,207)          24,477           (15,397)
                                                                                      --------         --------          --------


Cash flows from financing activities:
   Proceeds from borrowed funds                                                        179,107            4,755            22,500
   Repayment of borrowed funds                                                        (130,000)         (14,745)           (9,856)
   Payoff/paydown of loan and mortgages payable                                            (71)             (65)              (59)
   Exercise of stock options                                                               711              813               366
   Cash distribution - common shares                                                   (12,714)          (7,035)           (7,681)
                                                                                      ---------        ---------         --------
Net cash provided by (used in) financing activities                                     37,033          (16,277)            5,270
                                                                                      --------         ---------         --------

Net (decrease) increase in cash and cash equivalents                                   (15,948)          17,006               582
Cash and cash equivalents at beginning of year                                          21,694            4,688             4,106
                                                                                      --------         --------          --------
Cash and cash equivalents at end of year                                              $  5,746         $ 21,694          $  4,688
                                                                                      ========         ========          ========
          See accompanying notes to consolidated financial statements.



                                                       BRT REALTY TRUST AND SUBSIDIARIES
                                                     Consolidated Statements of Cash Flows
                                                         (Dollar amounts in thousands)
                                                                  (Continued)



                                                                                          Year Ended September 30,
                                                                                          -----------------------
                                                                                  2004             2003               2002
                                                                                  ----             ----               ----

             Supplemental disclosures of cash flow information:

               Cash paid during the year for interest expense                    $ 1,434           $   527          $   427
                                                                                 =======           =======          =======
               Cash paid during the year for income taxes                        $   542           $   314          $   241
                                                                                 =======           =======          =======


    See accompanying notes to consolidated financial statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended September 30, 2004, 2003 and 2002
               (Dollar Amounts in Thousands Except Per Share Data)


NOTE 1 -   ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

           Organization and Background

           BRT Realty Trust is a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts. Our principal business activity is to generate income by originating and holding for investment, for our own account, senior and junior real estate mortgage loans secured by real property. We also originate and hold for investment for our own account participating real estate mortgage loans secured by real property and we purchase and hold for investment senior or junior participations in existing mortgage loans secured by real property.

           Principles of Consolidation; Basis of Preparation

           The consolidated financial statements include the accounts of BRT Realty Trust and its wholly-owned subsidiaries. Investments in less than majority-owned entities have been accounted for using the equity method. Material intercompany items and transactions have been eliminated. Many wholly-owned subsidiaries were organized to take title to various properties acquired by BRT Realty Trust. BRT Realty Trust and its subsidiaries are hereinafter referred to as the "Trust" or the "Company".

           Income Tax Status

           The Trust qualifies as a real estate investment trust under Sections 856-860 of the Internal Revenue Code.

           The Trustees may, at their option, elect to operate the Trust as a business trust not qualifying as a real estate investment trust.

           Income Recognition

          Income and expenses are recorded on the accrual basis of accounting for financial reporting purposes. The Trust does not accrue interest or rental income on impaired loans or real estate owned where, in the judgment of management, collection of interest or rent according to the contractual terms is considered doubtful. Among the factors the Trust considers in making an evaluation of the amount of interest or rent that are collectable, the financial condition of the borrower or tenant and anticipated future events. The Trust accrues interest on performing impaired loans and records cash receipts as a reduction of the recorded investment leaving the valuation allowance constant throughout the life of the loan. For impaired non-accrual loans, interest is recognized on a cash basis. Loan discounts are amortized over the life of the real estate loan using the constant interest method.

          Loan commitment and extension fee income on loans held in our portfolio is deferred and recorded as a component of interest income over the life of the commitment and loan. Commitment fees are generally non-refundable. When a commitment expires or the Trust no longer has any other obligation to perform, the remaining fee is recognized into income.

          Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight line basis over the initial term of the lease.

          The basis on which the cost was determined in computing the realized gain or loss on available-for-sale securities is average historical cost.

          Loans held for sale are carried at lower of cost or estimated fair value calculated in accordance with SFAS 65 on an individual loan basis. Deferred fees on loans held for sale are recognized as a component of gain or loss upon the sale. Gains or losses on the sale are determined by the difference between the sales proceeds and the carrying value of the loan.

          Allowance for Possible Losses

          A loan evaluated for impairment is deemed to be impaired when based on current information and events, it is probable that the Trust will not be able to collect all amounts due according to the contractual terms of the loan agreement. When making this evaluation numerous factors are considered, including, market evaluations of the underlying collateral, estimated operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuations, the underlying collateral securing the loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense.

          Real Estate Assets

          Real estate properties, shown net of accumulated depreciation, is comprised of real property in which the Trust has invested directly and properties acquired by foreclosure.

          When real estate is acquired by foreclosure or by a deed in lieu of foreclosure, it is recorded at the lower of the recorded investment of the loan or estimated fair value at the time of foreclosure. The recorded investment is the face amount of the loan that has been increased or decreased by any accrued interest, acquisition costs and may also reflect a previous direct write down of the loan. Real estate assets, including assets acquired through foreclosure are operated for the production of income and are depreciated over their estimated useful lives. Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans and costs incurred to extend the life or improve the assets subsequent to foreclosure are capitalized. With respect to the operating properties, operating income and expenses are reflected in the accompanying consolidated statements of income.

          The Trust accounts for the sale of real estate when title passes to the buyer, sufficient equity payments have been received and when there is reasonable assurance that the remaining receivable, if any, will be collected.

          Investments in real estate ventures in which the Trust does not have the ability to exercise operational or financial control, are accounted for using the equity method. Accordingly, the Trust reports its pro rata share of net profits and losses from its investments in unconsolidated real estate ventures in the accompanying consolidated financial statements.

           Valuation Allowance on Real Estate Assets

           The Trust reviews each real estate asset owned, including investments in real estate ventures, for which indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets' carrying amount. Measurement is based upon the fair value of the asset. Real estate assets held for sale are valued at the lower of cost or fair value, less costs to sell, on an individual asset basis. Upon evaluating a property, many indicators of value are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an addition to the valuation allowance.

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

          Consolidation of Variable Interest Entities

          In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The provisions of this interpretation became immediately effective for VIE's formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after December 15, 2003. Management has reviewed its unconsolidated joint ventures and determined that none represent variable interest entities which would require consolidation by the Trust pursuant to the interpretation.

          Reclassification

          Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation.


NOTE 2 -  REAL ESTATE LOANS

         At September 30, 2004, information as to real estate loans, is summarized as follows:
                                                                                                                     Not
                                                                                                 Earning           Earning
                                                                                 Total           Interest          Interest
                                                                                 -----           --------          --------

         First mortgage loans:
                  Long-term:
                     Residential                                                $     36         $     36          $      -
                  Short-term (five years or less):
                     Shopping centers/retail                                      37,065           37,065                 -
                     Industrial buildings                                          4,929            4,929                 -
                     Office buildings                                              2,735            2,085               650
                     Residential (multiple family units)                          65,255           62,809             2,446
                     Land                                                          4,798            4,798                 -
         Second mortgage loans and junior participations:
                   Residential                                                    11,426           11,426                 -
                   Retail                                                          8,531            8,531                 -
                   Office                                                            550              550                 -
                                                                                --------         --------          --------
                                                                                $135,325         $132,229          $  3,096
                                                                                ========         ========          ========

           A summary of loans at September 30, 2003 is as follows:

                  First mortgage loans
                     Long term                                                  $     41         $     41          $      -
                     Short term                                                   46,995           44,817             2,178
                  Second mortgage loans
                     and wrap around mortgages                                    19,842           18,875               967
                                                                                --------         --------          --------

                                                                                $ 66,878         $ 63,733          $  3,145
                                                                                ========         ========          ========


          There were two real estate loans not earning interest at September 30, 2004. One of these loans with an outstanding balance of $650 was deemed impaired, as it is probable that the Trust will not be able to collect all amounts due according to the contractual terms and an allowance have been established for it. An allowance for loan loss was not provided for the remaining non earning loan in the amount of $2,446 at September 30, 2004, which loan is expected to be paid in full, including interest. Of the real estate loans earning interest at September 30, 2004 and 2003, $4,268 and $3,835, respectively, were deemed impaired and are subject to allowances for possible losses. For the years ended September 30, 2004, 2003 and 2002, respectively, an average $5,011, $6,376 and $6,197 of real estate loans were deemed impaired, on which $373, $449 and $837 of interest income was recognized.

          Loans originated by the Trust generally provide for interest rates, which are indexed to the prime rate. The weighted average interest rate on earning loans was 10.85% and 11.12% at September 30, 2004 and 2003, respectively.

          Included in real estate loans are five second mortgages and two first mortgages to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At September 30, 2004 and September 30, 2003, the balance of the mortgage loans was $7,305 and $7,134, respectively. Interest received on these loans totaled $742 and $726 for the year ended September 30, 2004 and September 30, 2003, respectively.

          Annual maturities of real estate loans receivable before allowances for possible losses during the next five years and thereafter and are summarized as follows:

                     Years Ending September 30                Amount
                     -------------------------                ------
                     2005................................    $127,696
                     2006................................          41
                     2007................................       3,320
                     2008................................       2,957
                     2009................................       1,307
                     2010 and thereafter.................           4
                                                             --------

                     Total                                   $135,325
                                                             ========

          The Trust's portfolio consists primarily of senior and junior mortgage loans, secured by residential and commercial property, 52% of which are located in the New York metropolitan area (which includes New Jersey and Connecticut), 21% in Tennessee, 10% in Florida and 17% in other states.

          If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. There were $49,711 of real estate loans receivable which matured in Fiscal 2004, of which, $9,236 were extended.

          If all loans classified as non-earning were earning interest at their contractual rates for the year ended September 30, 2004 and 2003, interest income would have increased by $328 and $142, respectively.

          At September 30, 2004 the three largest real estate loans had principal balances outstanding of approximately $13,994, $11,815 and $11,000, respectively. Of the total interest and fees earned on real estate loans during the fiscal year ended September 30, 2004, .1%, .7% and 2.1% related to these loans, respectively.

          During the fiscal year ended September 30, 2004 the Trust sold junior and senior participation interests at par in the amount of $68,630. Accordingly, no gain was recognized on the sale.

NOTE 3 -  REAL ESTATE ASSETS

          Real Estate Properties

            A summary of real estate properties for the year ended September 30, 2004 is as follows:

                                                                                                  Gain on
                                                                                                   Sale
                                                                         Costs                   from Dis-
                                            September 30, 2003        Capitalized/               continued   September 30, 2004
                                           # Properties  Amount       Amortization     Sales     Operation  # Properties  Amount
                                           ------------  ------       ------------     -----     ---------  ------------  ------

         Residential units-shares of
          cooperative corporations              2        $   74         $    23      ($1,358)      $1,261        1        $    0

         Shopping centers/retail                2         7,849              62            -           -         2         7,911

                                           --------------------------------------------------------------------------------------
                                                          7,923              85       (1,358)      1,261                   7,911
              Amortization                               (1,462)           (237)           -          -          -        (1,699)
                                           -------------------------------------------------------------------------------------

         Total real estate properties           4       $6,461            ($152)     ($1,358)     $1,261         3        $6,212
                                           =====================================================================================


         The Trust holds with a minority partner a leasehold interest in a portion of a retail shopping center located in Yonkers, New York. The leasehold interest is for approximately 28,500 square feet and including all option periods expires in 2045. The minority equity interest, which equals ten percent, amounted to $147 at September 30, 2004 and $175 at September 30, 2003 is included as a component of other liabilities on the consolidated balance sheet.

         Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 2004 are as follows:

                  Years Ending September 30,                      Amount
                  --------------------------                      ------
                  2005 .....................................     $  1,411
                  2006 .....................................        1,230
                  2007 .....................................        1,135
                  2008 .....................................        1,091
                  2009 .....................................        1,058
                  Thereafter ...............................       10,475
                                                                  -------
                                                                  $16,400

          During the fiscal year ended September 30, 2004, the Trust sold four cooperative apartment units and one condominium unit for a gain of $1,261, which is reported as discontinued operations in the accompanying consolidated statements of income.

          Investment in Unconsolidated Real Estate Ventures at Equity

          The Trust is a partner in eight unconsolidated real estate ventures which operate eight properties. In addition to making an equity contribution, the Trust may hold a first or second mortgage on the property. A brief summary of the two most significant real estate ventures is listed below.

          Blue Hen Corporate Center and Mall - The Trust is a 50% venture partner in the Blue Hen Corporate Center and Mall, located in Dover, Delaware. The Trust also holds two first mortgages on this property totaling $2,080 at September 30, 2004, one of these mortgages with a principal balance of $189, matures on January 1, 2005 and the other with a principal balance of $1,891 matures on July 1, 2005. Both of these mortgages have a fixed rate of interest of 8.07%. Principal and interest payments on these two mortgages is $1,295 per year.

          Rutherford Glen - The Trust is a 50% real estate venture partner in a 248-unit garden apartment complex located in Atlanta, Georgia. The first mortgage on this property, which is held by an unaffiliated third party, was $15,815 at September 30, 2004. This loan, which matures on June 11, 2011, has a fixed interest rate of 7.02% and requires principal and interest payments of $1,312 per year. The Trust holds a second mortgage on the property in the amount of $2,950 at September 30, 2004. This mortgage which carries an 11% fixed rate of interest and requires interest only payments of $325 per annum matures on June 1, 2008. During the fiscal year ended September 30, 2004 the Trust contributed $229 of additional capital to this venture.


          Unaudited condensed financial information for these two joint ventures at September 30, 2004 and for the year then ended are as follows:

                                                                  Blue Hen            Rutherford
                                                                   Venture                Glen
                                                                   -------                ----

          Condensed Balance Sheet
          -----------------------

          Cash and cash equivalents                                $    327             $    214
          Real estate assets, net                                    15,298               17,795
          Other assets                                                  436                  232
                                                                   --------             --------

                Total assets                                       $ 16,061             $ 18,241
                                                                   ========             ========

          Mortgages payable                                        $  2,080             $ 18,765(1)
          Other liabilities                                             190                  414
          Equity (Deficit)                                           13,791                 (938)
                                                                   --------             --------

               Total liabilities and equity                        $ 16,061             $ 18,241
                                                                   ========             ========

          Trust's equity (deficit) investment                      $  5,855             $   (340)
                                                                   ========             ========

          Condensed Statement of Operations
          ---------------------------------

          Revenues, primarily rental income                        $  3,219             $  2,363

          Operating expenses                                          1,575                1,092
          Depreciation                                                  545                  728
          Interest expense                                              216                1,441
                                                                   --------             --------
               Total expense                                          2,336                3,261
                                                                   --------             --------

          Net income (loss) attributable to members                $    883             $   (898)
                                                                   ========             ========

          Trust's share of net income (loss)                       $    441             $   (449)
                                                                   ========             ========

          Amount recorded in income statement (2)                  $    487             $   (449)
                                                                   ========             ========


          (1)   Includes $2,950 second mortgage held by the Trust.

          (2) The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen venture that is attributable to building and improvements is being amortized over the life of the related property. The portion that is attributable to land will be recognized upon the disposition of the land.


          The remaining six ventures contributed $164 in equity earnings for the fiscal year ended September 30, 2004

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

           The Trust was not required to record any additional allowance provisions for possible loan losses nor valuation adjustments on owned real estate during the years ended September 30, 2004, 2003 and 2002.

               An analysis of the allowance for possible losses is as follows:

                                                                                      Year Ended September 30,
                                                                             ---------------------------------------
                                                                               2004            2003           2002
                                                                               ----            ----           ----

               Balance at beginning of year                                  $    881      $    881         $ 1,381
               Recovery of previously provided allowances                           -             -            (500)
                                                                             --------      --------         -------
               Balance at end of year                                        $    881      $    881         $   881
                                                                             ========      ========         =======


               The allowance for possible losses applies to loans aggregating $4,919 at September 30, 2004, $5,452 at September 30, 2003 and
               $7,220 at September 30, 2002.


  NOTE 5 -    AVAILABLE-FOR-SALE SECURITIES

          The cost of available-for-sale securities at September 30, 2004 was $15,329. The fair value of these securities was $41,491 at September 30, 2004. Gross unrealized gains and losses at September 30, 2004 were $26,226 and $64, respectively and are reflected as accumulated other comprehensive income on the accompanying consolidated balance sheets.

          Included in available for sale securities are 1,033,500 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $13,575 and a fair value at September 30, 2004 of $39,066. The shares held represent approximately 4.07% of the outstanding shares of Entertainment Properties Trust as of October 14, 2004. The fair value of the Trust's investment in Entertainment Properties Trust at December 1, 2004 was $46,239. During the year ended September 30, 2004, 61,300 shares were sold for a gain of $1,378.

          Also included in available-for-sale securities are 75,400 shares of Atlantic Liberty Financial Corp. (NASDAQ:ALFC), which have a cost basis of $1,145 and a fair market value of $1,370. The shares held represent approximately 4.49% of the outstanding shares of Atlantic Liberty as of June 30, 2004.

NOTE 6 -  DEBT OBLIGATIONS

          Debt obligations consist of the following:
                                                                                       September 30,
                                                                                       -------------
                                                                                 2004                 2003
                                                                               ---------            --------

                    Note payable - credit facility                             $  43,050            $  1,000
                    Margin account                                                10,812               3,755
                                                                               ---------            --------
                      Borrowed funds                                              53,862               4,755

                    Mortgage payable                                               2,609               2,680
                                                                               ---------            --------

                    Total debt obligations                                     $  56,471            $  7,435
                                                                               =========            ========


          BRT maintains a $60,000 credit line with North Fork Bank (North Fork). The credit line, which was $30,000 at September 30, 2003 was amended on March 24, 2004, primarily to increase the amount to $45,000 and again on July 2, 2004, primarily to increase it to its current amount of $60,000.

          In addition, the maturity date of the facility was extended from June 1, 2006 to July 1, 2006. A fee of $75 was paid to North Fork Bank in connection with each of these amendments. The Trust also may extend the term of the facility for two one year periods for a fee of $75 each year. Borrowings under the facility are secured by specific loan receivables with the amount borrowed not to exceed 65% of the collateral pledged.

          As of September 30, 2004 BRT had provided collateral to North Fork Bank which would permit borrowings of up to $54,362 under the facility.

          The average outstanding balance on the credit facility for the year ended September 30, 2004 and September 30, 2003 was $17,913 and $764, respectively and the average interest rate paid was 4.7% and 4.8%. Interest expense for the year ended September 30, 2004 and September 30, 2003 was $853 and $37. At September 30, 2004 $43,050 was
          outstanding on the credit line. The interest rate at September 30, 2004 was 5.25%.

          In addition to its credit facility, BRT has the ability to borrow funds through a margin account. In order to maintain this account an annual fee equal to .3% of the market value of the pledged securities which is included in interest expense is paid. At September 30, 2004 there was an outstanding balance of $10,812 on the margin account. The interest rate at September 30, 2004 was 3.5%. Marketable securities with a fair market value at of $39,066 were pledged as collateral. The average outstanding balance on the margin facility for the year ended September 30, 2004 was $10,210 and the average interest rate paid was 4.8%. For the year ended September 30, 2003 there was an average outstanding balance of $2,905 at a rate of 7.9%. At December 1, 2004 $10,340 was outstanding on the margin account.

          The mortgage payable was placed on a shopping center in which the Trust, through a subsidiary, is a joint venture partner and holds a majority interest in a leasehold position. The mortgage with an original balance of $2,850 bears interest at a fixed rate of 8.75% for the first five years and has a maturity of November 1, 2005. There is an option to extend the mortgage to November 1, 2010. At September 30, 2004 the outstanding balance was $2,609.

          Scheduled principal repayments on the mortgage during the initial and extended maturity are as follows:

               Years Ending September 30,               Amount
               --------------------------               ------

               2005                                     $   77
               2006                                         83
               2007                                         92
               2008 and thereafter                       2,357
                                                        ------
                                                        $2,609
                                                        ======

NOTE 7  - INCOME TAXES

          The Trust has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code. As a REIT, the Trust will generally not be subject to Federal income taxes at the corporate level if it distributes at least 90% of its REIT taxable income, as defined, to its shareholders. There are a number organizational and operational requirements the Trust must meet to remain a REIT. If the Trust fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Trust is subject to certain state and local income taxes and to Federal income and excise taxes on its undistributed taxable income. For income tax purposes the Trust reports on a calendar year.

          During the years ended September 30, 2004 and 2003 the Trust recorded $480 and $498, respectively of corporate tax expense which included
          (i) $283 and $374, respectively, for the payment of Federal excise tax which is based on taxable income generated but not yet distributed; (ii) $121 and $0, respectively, for federal corporate income tax relating to $340 and $0 of undistributed income from the 2003 and 2002 tax years; and (iii) $76 and $124, respectively, for state and local taxes from the 2003 and 2002 tax years.

          Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial statement purposes due to various items among which are timing differences related to depreciation methods and carrying values.

          The taxable income is expected to be approximately $730 higher than the financial statement income during calendar 2004.

NOTE 8 - SHAREHOLDERS' EQUITY

          Distributions

          During the year ended September 30, 2004 BRT declared cash distributions in the amount of $1.79. It is estimated that 14% of the distribution or $.25 will be capital gain distributions and the remaining $1.54 will be ordinary income.

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

         In December 1998 the Board of Directors granted, under the 1996 Stock Option Plan options to purchase 180,000 shares of beneficial interest at $5.9375 per share to a number of officers, employees, consultants and trustees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year (50,000) and two years (130,000), and expire five years (50,000) and ten years (130,000) after the date of the grant. During the current year 30,250 of the options were exercised. At September 30, 2004 options to purchase 5,000 shares are remaining, all of which are exercisable.

         In December 2000 the Board of Directors granted under the 1996 Stock Option Plan options to purchase 165,500 shares of beneficial interest at $7.75 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years and expire ten years after grant date. During the current year 38,188 of the options were exercised. At September 30, 2004 options to purchase 91,624 shares are remaining, 8,874 of which are exercisable.

         In December 2001 the Board of Directors granted, under the 1996 Stock Option Plan, options to purchase 89,000 shares of beneficial interest at $10.45 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year and expiring ten years after grant date. During the current year 22,500 of the options were exercised. At September 30, 2004 options to purchase 52,500 shares are remaining, 8,000 of which are exercisable.

         In December 2002, the FASB issued Statement No. 148 to amend alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting used on reported results. However, the Company has continued to account for options in accordance with the provision of APB Opinion No. 25, "Accounting For Stock Issues to Employees" and related interpretations. Accordingly, no compensation expense has been recognized for stock option plans. Pro forma information regarding net income and earnings per share has been determined as if the Trust had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                 December 2001       December 2000      December 1998      December 1998   March/April 1998
                                  89,000 Shares     165,000 Shares      50,000 Shares     130,000 Shares     50,000 Shares
                                ---------------     --------------      -------------     --------------   ----------------

         Risk Free Interest Rate      3.91%               4.76%               4.38%            4.62%             5.64%
         Dividend Yield                8.3%               4.36%                  0%               0%                0%
         Volatility Factor            .210                .205                .208             .208              .188
         Expected Life (Years)           5                   6                   5                6                 6


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



         Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:

                                                                            Year Ended September 30,
                                                                            -------------------------
                                                                 2004                2003                2002
                                                                 ----                ----                ----

                    Net income to common
                      shareholders as reported                  $12,002             $13,683             $12,586

                    Less: Total stock-based
                      employee compensation
                      expense determined under
                      fair value based methods
                      for all awards                                120                 126                126

                    Pro forma net income                        $11,882             $13,557            $12,460

                    Pro forma earnings per share of
                      beneficial interest:
                    Basic                                          1.56                1.82               1.69
                    Diluted                                        1.54                1.79               1.66




         Changes in the number of shares under all option arrangements are summarized as follows:

                                                                                            Year Ended September 30,
                                                                                            ------------------------

                                                                                 2004                2003                2002
                                                                                 ----                ----                ----

         Outstanding at beginning of period                                    240,062              352,250             327,375
         Granted                                                                     -                    -              89,000
         Option price per share granted                                                                   -               10.45
         Cancelled                                                                   -                    -                   -

         Exercised                                                              90,938              112,188              59,125
         Expired                                                                     -                    -               5,000
         Outstanding at end of period                                          149,124              240,062             352,250
         Exercisable at end of period                                           21,874               19,938              16,750
         Option prices per share outstanding                               $5.9375-$10.45       $5.9375-$10.45      $5.9375-$10.45


         As of September 30, 2004 the outstanding options had a weighted average remaining contractual life of approximately 6.45 years and a weighted average exercise price of $8.64.

         Restricted Shares

         On March 24, 2003 the Board of Trustees adopted the BRT Incentive Plan, whereby a maximum of 350,000 shares of beneficial interest may be issued in the form of options or restricted shares to the Trust's officers, employees, trustees and consultants of the Trust.

         During the year ended September 30, 2004 and September 30, 2003 the Trust issued 30,230 and 28,800 restricted shares under the Plan, respectively. The shares vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The Trust records compensation expense under APB 25 over the vesting period, measuring the compensation cost based on the market value of the shares on the date of grant. For the year ended September 30, 2004 and 2003, the Trust recognized $213 and $36 of compensation expense. Included in the 2004 expense is $40 related to the early vesting of 1,750 shares.




         Changes in number of shares under the 2003 BRT Incentive Plan is shown below:

                                                    Years Ended September 30,

                                                   2004                 2003
                                                   ----                 ----
         Outstanding at beginning of period       28,800                    -
         Issued                                   30,230               28,800
         Cancelled                                   200                    -
         Vested                                    1,750                    -
         Outstanding at the end of period         57,080               28,800



         Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                          2004          2003            2002
                                                          ----          ----            ----

         Numerator for basic and diluted
          earnings per share:
         Net income                                       $12,002       $13,683        $12,586
         Denominator:

         Denominator for basic earnings
          per share -weighted average shares            7,617,116     7,470,608      7,373,627

         Effect of dilutive securities:
         Employee stock options                           117,248       124,826        129,438
                                                        ---------     ---------      ---------
         Denominator for diluted earnings
          per share - adjusted weighted average
          shares and assumed conversions                7,734,364     7,595,434      7,503,065

         Basic earnings per share                          $ 1.58        $ 1.83        $  1.71
         Diluted earnings per share                        $ 1.55        $ 1.80        $  1.68


         Treasury Shares

         During the fiscal year ended September 30, 2004 and September 30, 2003 no shares were purchased by the Trust.

         During the fiscal year ended September 30, 2004, 92,688 treasury shares were issued in connection with the exercise of stock options and restricted stock issuance under the Trust's plans. In the fiscal year ended September 30, 2003, the Trust issued 112,188 Treasury shares in connection with the exercise of stock options under the Trust's existing stock option plan. As of September 30, 2004 the Trust owns 1,288,340 Treasury shares of beneficial interest at an aggregate cost of $11,100.

NOTE 9 -  ADVISOR'S COMPENSATION AND CERTAIN TRANSACTIONS

         Certain of the Trust's officers and trustees are also officers, directors and the shareholder of REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. The agreement, which expires on December 31, 2008, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are charged to operations at a rate of 1% on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $1,444, $875 and $967 for the years ended September 30, 2004, 2003, and 2002, respectively. At September 30, 2004 $22 remains unpaid and is included in accounts payable on the consolidated balance sheet.

         Borrowers may pay fees to REIT for services rendered in arranging, closing and restructuring loans by the Trust. These fees, which are allowed by the advisory agreement, on loans arranged on behalf of the Trust and which are paid directly by the borrower to REIT amounted to $2,029, $601 and $591 for the years ended September 30, 2004, 2003 and 2002 respectively.

         REIT arranges for the management of certain properties for the Trust under renewable year-to-year agreements. Management fees, legal fees and leasing, selling and financing commissions incurred and reimbursed or owed to REIT or an other affiliated company for the years ended September 30, 2004, 2003 and 2002 aggregated $128, $92 and $95, respectively.

         The Chairman of the Board of Trustees of the Trust holds a similar position in One Liberty Properties, Inc. a related party, is an executive officer of the managing general partner and was a general partner through July 1, 2001 of Gould Investors L.P. a related party. Effective July 1, 2001 Mr. Gould assigned his general partner interest to Gould General LLC, an entity of which he is the sole member. During the years ended September 30, 2004, 2003 and 2002, allocated general and administrative expenses charged to the Trust by Gould Investors L.P pursuant to a Shared Services Agreement. aggregated $754, $656 and $647, respectively. At September 30, 2004 $102 remains unpaid and is included in accounts payable on the consolidated balance sheet.

NOTE 10 - COMMITMENT

         The Trust maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined. Pension expense approximated $180, $168 and $163 during the years ended September 30, 2004, 2003 and 2002, respectively.


NOTE 11 - QUARTERLY FINANCIAL DATA  (Unaudited)

                                                  1st Quarter       2nd Quarter     3rd Quarter      4th Quarter      Total
                                                   Oct.-Dec.        Jan.-March      April-June        July-Sept.     For Year
                                                  ---------         ----------      -----------      -----------     --------

                                                                                    2004
                                                ---------------------------------------------------------------------------

Revenues                                           $ 3,669          $ 4,599          $ 4,886         $ 5,429       $18,583
   Income before equity in earnings
     of unconsolidated joint ventures,
     gain on sale of available-for-sale
     securities, minority interest and
     discontinued operations                         1,951            2,346            1,724           2,920         8,941
   Discontinued operations                             591                -              559             111         1,261
 Net income                                          3,294            3,251            2,309           3,148        12,002

 Income per beneficial share
      Continuing operations                            .36              .43              .23             .04          1.41
      Discontinued operations                          .08                -              .07             .01           .17
                                                --------------------------------------------------------------------------
       Basic earnings per share                    $   .44          $   .43          $   .30         $   .41       $  1.58 (a)

                                                                                  2003
                                                --------------------------------------------------------------------------

Revenues                                           $ 4,130          $ 3,514          $ 3,765         $ 3,395       $14,804
   Income before equity in earnings
      of unconsolidated joint ventures,
      gain on sale of available-for-sale
      securities, minority interest and
      discontinued operations                        2,588            2,038            2,108           1,682         8,416
   Discontinued operations                             195                -              200             104           499
Net income                                           2,836            2,205            4,754           3,888        13,683

 Income per beneficial share
      Continuing operations                            .35              .30              .60             .50          1.76
      Discontinued operations                          .03                -              .03             .02           .07
                                                --------------------------------------------------------------------------
          Basic earnings per share                $    .38          $   .30          $   .63         $   .52       $  1.83 (a)




          Per share earnings represent basic earnings per beneficial share.
          (a) Calculated on weighted average shares outstanding for the fiscal year.
              May not foot due to rounding.






                                BRT REALTY TRUST
       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 2004
                             (Amounts in Thousands)

                                                                        Gross Amount At Which Carried At
                                  Initial Cost To Company                           September 30, 2004
                                          Buildings        Costs Capitalized             Buildings
                          Encum-            And        Subsequent to Acquisition            And
Description               brances   Land Improvements Improvements Carrying Costs Land  Improvements  Total


Residential
   New York, New York          -       -       -          -           -             -         -          -
Shopping Center/Retail
   Rock Springs, WY            -    $600  $2,483       $788         $28          $600    $3,299     $3,899

   Yonkers, New York      $2,680       -   4,000         12           -             -     4,012      4,012
                          ----------------------------------------------------------------------------------



TOTAL                     $2,680    $600  $6,483       $800         $28          $600    $7,311     $7,911
                          =================================================================================


                                                                                                     (a)








                                BRT REALTY TRUST
       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 2004
                             (Amounts in Thousands)
                                                                  Depreciation
                                 Accum.                             Life For
                                Amorti-     Date of        Date   Latest Income
Description                     zation   Construction    Acquired   Statement


Residential
   New York, New York               -                       -
Shopping Center/Retail
   Rock Springs, WY            $1,252         -          Jan-92    21-35 Years

   Yonkers, New York              447         -          Aug-00    39 Years
                          ------------------------



TOTAL                          $1,699
                          ========================
                                (b)          (c)


                                BRT REALTY TRUST
       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 2004

                             (Amounts in Thousands)
                             Notes to the schedule:


(a)      Total real estate properties                                $  7,911
           Less: Accumulated amortization                               1,699
                                                                     --------


         Net real estate properties                                  $  6,212
                                                                     ========

(b) Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.

(c)      Information not readily obtainable.


         A reconciliation of real estate properties is as follows:

                                                                                          Year Ended September 30,
                                                                                          ------------------------
                                                                                      2004           2003         2002
                                                                                      ----           ----         ----

                Balance at beginning of year                                         $6,461         $6,573       $6,777
                Additions:
                Acquisitions                                                              -              -            -
                Capitalization of expenses                                               86            176           39
                                                                                     ------         ------       ------

                                                                                      6,547          6,749        6,816
                                                                                     ------         ------       ------
                Deductions:
                Sales/conveyances                                                        97             54            9
                Depreciation/amortization                                               238            234          234
                                                                                     ------         ------       ------
                                                                                        335            288          243
                                                                                     ------         ------       ------
                Balance at end of year                                               $6,212         $6,461       $6,573
                                                                                     ======         ======       ======

                The aggregate cost of investments in real estate assets for federal income tax purposes approximates book value.





                                                                         BRT REALTY TRUST
                                                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                                        SEPTEMBER 30, 2004
                                                                      (Amounts in Thousands)

                                                                   FINAL
                                       # OF       INTEREST        MATURITY
          DESCRIPTION                  LOANS         RATE           DATE              PERIODIC PAYMENT TERMS
-----------------------------------------------------------------------------------------------------------------------------------

First mortgage loans:
  Long term:


  Miscellaneous
   $0-$499                               1

Short term:
  Apartments, Goodlettsville, TN         1        Prime+5.25%     Sept-05       Interest monthly, principal at maturity
  Retail/Office, New York, NY            1        Prime+5.15%     Sept-05       Interest monthly, principal at maturity
  Apartments, Nashville, TN              1        Prime+5.75%     July-05       Interest monthly, principal at maturity
  Retail/Hotel, New York, NY             1        Prime+6.00%     Sept-05       Interest monthly, principal at maturity
  Apartments, Tampa, FL                  1        Prime+6.00%     Feb-05        Interest monthly, principal at maturity
  Retail, New York, NY                   1        Prime+6.50%     Jan-05        Interest monthly, principal at maturity
  Apartments, New York, NY               1        Prime+7.00%     June-05       Interest monthly, principal at maturity
  Apartments, Staten Island, NY          1        Prime+7.00%     June-05       Interest monthly, principal at maturity
  Retail, Loveland, TX                   1        Prime+6.00%     Apr-05        Interest monthly, principal at maturity
  Land, Cape Coral, FL                   1        Prime+8.00%     June-05       Interest monthly, principal at maturity

Miscellaneous
  $0-$499                                3
  $500-$999                              4
  $1,000-$1,499                          3
  $2,000-$2,499                          4
  $2,500-$2,999                          2
  $3,000-$3,499                          4

Junior mortgage loans
  and junior participations:


Short Term:
Retail, New York, NY                     1        Prime+5.25%    Aug-05         Interest monthly, principal at maturity
Apartments, Southwoods, VA               1        9.00%          July-05        Interest monthly, principal at maturity
Apartments, Atlanta, GA                  1        11.00%         June-08        Interest monthly, principal at maturity

Miscellaneous
  $0-$499                                2
  $500-$999                              2
  $1,000-$1,499                          2
                                       ---
                                        40
                                       ===





                                                                         BRT REALTY TRUST
                                                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                                        SEPTEMBER 30, 2004
                                                                      (Amounts in Thousands)
                                                                                                   PRINCIPAL AMOUNT
                                                                                  CARRYING         OF LOANS SUBJECT
                                                                FACE AMOUNT         AMOUNT           TO DELINQUENT
          DESCRIPTION                          PRIOR LIENS     OF MORTGAGES     OF MORTGAGES(b)  PRINCIPAL OR INTEREST
-------------------------------------------------------------------------------------------------------------------------

First mortgage loans:
  Long term:


  Miscellaneous
   $0-$499                                      $   -          $    36             $    36              $     -

Short term:
  Apartments, Goodlettsville, TN                    -           13,994              13,994                    -
  Retail/Office, New York, NY                       -           11,815              11,815                    -
  Apartments, Nashville, TN                         -           11,000              11,000                    -
  Retail/Hotel, New York, NY                        -            9,950               9,950                    -
  Apartments, Tampa, FL                             -            9,300               9,300                    -
  Retail, New York, NY                              -            8,200               8,200                    -
  Apartments, New York, NY                          -            6,182               6,182                    -
  Apartments, Staten Island, NY                     -            4,297               4,297                    -
  Retail, Loveland, TX                              -            4,100               4,100                    -
  Land, Cape Coral, FL                              -            3,698               3,698                    -

Miscellaneous
  $0-$499                                           -              856                 356                  650
  $500-$999                                         -            3,128               3,128                    -
  $1,000-$1,499                                     -            3,747               3,526                    -
  $2,000-$2,499                                     -            6,731               6,731                2,446
  $2,500-$2,999                                     -            5,422               5,262                    -
  $3,000-$3,499                                     -           12,362              12,362                    -

Junior mortgage loans
  and junior participations:


Short Term:
Retail, New York, NY                            7,500            6,806               6,806                   -
Apartments, Southwoods, VA                     24,030            6,530               6,530                   -
Apartments, Atlanta, GA                        15,815            2,950               2,950                   -

Miscellaneous
  $0-$499                                      15,123              426                 426                   -
  $500-$999                                     8,237            1,495               1,495                   -
  $1,000-$1,499                                 2,432            2,300               2,300                   -

                                              -----------------------------------------------------------------

                                              $73,137         $135,325            $134,444              $3,096
                                              ================================================================




                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2004
                             (Amounts in Thousands)

Notes to the schedule:

(a) The following summary reconciles mortgages receivable at their carrying values:

                                                                             Year Ended September 30,
                                                                            -------------------------
                                                                         2004          2003         2002
                                                                         ----          ----         ----

   Balance at beginning of year                                         $ 65,997    $ 83,646      $ 66,547
   Additions:
   Advances under real estate loans                                      231,588      58,716        61,779
   Recovery of previously provided allowances                                  -           -           500
                                                                        --------    --------      --------

                                                                         297,585     142,362       128,826
                                                                        --------    --------      --------
   Deductions:
   Collections of principal                                               94,511      76,365        40,869
   Sale of participation interests                                        68,630           -             -
   Sale of loans                                                               -           -         4,311
                                                                         -------     -------      --------
                                                                         163,141      76,365        45,180
                                                                        --------     -------      --------

   Balance at end of year                                               $134,444    $ 65,997      $ 83,646
                                                                        ========    ========      ========



   (b) Carry amount of mortgages are net of a direct write off in the amount of $365 that was recognized in a prior year and allowances for loan losses in the amount of $881 on three loans.

  (c) The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BRT REALTY TRUST

Date:  December 13, 2004          By: (s) Jeffrey A. Gould
                                  ----------------------
                                  Jeffrey A. Gould
                                  Chief Executive Officer, President and Trustee

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


Signature                                      Title                           Date
---------                                      -----                           ----

(s) Fredric H. Gould                    Chairman of the Board              December 13, 2004
--------------------
Fredric H. Gould

(s) Jeffrey A. Gould                    Chief Executive Officer,           December 13, 2004
--------------------                    President and Trustee
Jeffrey A. Gould                        (Principal Executive
                                        Officer)


(s) Kenneth Bernstein                   Trustee                            December 13, 2004
---------------------
 Kenneth Bernstein

(s) Patrick J. Callan                   Trustee                            December 13, 2004
---------------------
 Patrick J. Callan


(s) Louis C. Grassi                     Trustee                            December 13, 2004
-------------------
 Louis C. Grassi

(s) Matthew J. Gould                    Trustee                            December 13, 2004
--------------------
 Matthew J. Gould

(s) Gary Hurand                         Trustee                            December 13, 2004
---------------
Gary Hurand

----------------                        Trustee                            December 13, 2004
David Herold

(s) Jeffrey Rubin                       Trustee                            December 13, 2004
-----------------
Jeffrey Rubin

(s) George E. Zweier                    Chief Financial Officer,           December 13, 2004
--------------------                    Vice President
George E. Zweier                        (Principal Financial
                                        and Accounting Officer)





                                   EXHIBIT 3.1

                           SECOND AMENDED AND RESTATED
                              DECLARATION OF TRUST

                                BRT REALTY TRUST

                                TABLE OF CONTENTS

ARTICLE  I- NAME, PRINCIPAL PLACE OF BUSINESS AND TITLE TO
PROPERTY                                                                2
1.1      Name                                                           2
1.2      Location                                                       2
1.3      Nature of Trust                                                2
1.4      Definitions                                                    2

ARTICLE II - TRUSTEES                                                   6
2.1      Number and Qualification                                       6
2.2      Term and Election                                              7
2.3      Resignation and Removal                                        7
2.4      Vacancies                                                      8
2.5      Meetings                                                       8
2.6      Executive and Investment Committees                            9
2.7      Officers                                                       9
2.8      By-Laws                                                        9
2.9      Trustees May Own Shares                                        9

ARTICLE III-POWERS OF THE TRUSTEES                                      9
3.1      General                                                        9
3.2      Investments                                                    10
3.3      Appraisals                                                     10
3.4      Legal Title                                                    10
3.5      Disposition, Renting, Etc. of Assets                           11
3.6      Financing; Issuance of Securities; Facsimiles                  12
3.7      Taxes                                                          12
3.8      Right as Holder of Mortgages and Securities                    13
3.9      Collection                                                     13
3.10     Expenses                                                       13
3.11     Guaranties                                                     13
3.12     Deposits                                                       14
3.13     Allocation                                                     14
3.14     Valuation                                                      14
3.15     Fiscal Year                                                    14
3.16     FHA Qualification                                              14
3.17     Power to Contract                                              15
3.18     Organization of Business Entities                              15
3.19     Associations                                                   16
3.20     Insurance                                                      16
3.21     Pension and Other Plans                                        16
3.22     Seal                                                           16
3.23     Charitable Contributions                                       16
3.24     Indemnification                                                16
3.25     Remedies                                                       16
3.26     Trustees May Appoint Advisor                                   17
3.27     Independence of Trustees                                       17
3.28     Prohibition Against Self-Dealing and Misuse of Trust Assets    18
3.29     Further Powers                                                 20
3.30     Transfer of Advisory Contract                                  21
3.31     Qualification as "Real Estate Investment Trust"                21

ARTICLE IV-INVESTMENT POLICIES                                          21
4.1      Statement of Investment Policy                                 21
4.2      Uninvested Assets                                              22
4.3      Restrictions                                                   22

ARTICLE V-LIMITATIONS OF LIABILITY                                      23
5.1      Liability to Third Persons                                     23
5.2      Liability to Trust of to Shareholders                          24
5.3      Indemnification                                                24
5.4      Surety Bonds                                                   25
5.5      Apparent Authority                                             25
5.6      Express Exculpatory Clauses in Instruments                     25
5.7      Reliance on Experts, Etc                                       26

ARTICLE VI-SHARES OF BENEFICIAL INTEREST                                26
6.1      Description of Shares                                          26
6.2      Shares Represent Beneficial Interest or Preferred Interest     27
6.3      Certificates and Transfer                                      27
6.4       Issuance of Shares and Fractional Shares                      27
6.5      Shareholder Register                                           28
6.6      Transfer Agents and Registers                                  28
6.7      Method of Transfer                                             28
6.8      Transfers by Operation of Law                                  28
6.9      Form of Ownership of Shares                                    29
6.10     Limitation of Trustees' Duty to Inquire                        29
6.11     Replacement of Lost Certificates                               29
6.12     Dividends, Distributions and Retained Earnings                 29
6.13     Statement of Source of Distributed Funds                       30
6.14     Shareholders Notices                                           30
6.15     Purchase of Trust Shares                                       30
6.16     Trustees May Purchase or Sell Shares                           30
6.17     Information from Holders of Securities of the Trust            31
6.18     Warrants                                                       31
6.19     No Pre-emptive Rights                                          31
6.20     Redemption and Stop Transfers for Tax Purposes                 31
6.21     Issuance of Units                                              32

ARTICLE VII-RIGHTS OF SHAREHOLDERS                                      32
7.1      Limits of Shareholder Interest                                 32
7.2      Death of Shareholder                                           33
7.3      Meetings of Shareholders                                       33
7.4      Notice of Meetings                                             34
7.5      Majority for Quorum                                            34
7.6      Voting Rights of Shareholders                                  34
7.7      Record Date for Meetings                                       34
7.8      Proxies                                                        35
7.9      Reports                                                        35
7.10     Inspection of Records                                          36

ARTICLE VIII-AMENDMENT OR TERMINATION OF TRUST                          36
8.1      Amendment or Termination                                       36
8.2      Power to Effect Reorganization                                 37
8.3      Compliance with Internal Revenue Code                          37
8.4      Trustees May Terminate Prior to Effective Date                 38

ARTICLE IX-MISCELLANEOUS                                                38
9.1      Recording                                                      38
9.2      Counterparts                                                   39
9.3      Reliance by Third Parties                                      39
9.4      Governing Law                                                  39
9.5      Construction of Trust Instrument                               39

ARTICLE X-DURATION OF TRUST                                             40
10.1     Duration                                                       40

                                 SECOND AMENDED
                                  AND RESTATED
                              DECLARATION OF TRUST
                                       OF
                                BRT REALTY TRUST

         The Declaration of Trust of BRT Realty Trust (formerly called Berg Enterprises Realty Group) (the "Trust") made on the 16th day of June, 1972 by Elliot M. Surkin and John M. Kahn (such persons, so long as they shall continue in office in accordance with the terms of this Declaration of Trust, and all other persons who at the time in question have been duly elected or appointed as Trustees in accordance with the provisions of this Declaration of Trust and are then in office, are hereinafter called the "Trustees") with a usual place of business at Suite 3201, 225 Franklin Street, Boston, Massachusetts, and filed in the office of the Secretary of the Commonwealth of Massachusetts and in the office of the Clerk of the City of Boston, has been amended and restated in its entirety by the affirmative vote of the holders of a majority of all the shares of the Trust outstanding and entitled to vote pursuant to Section 8.1 hereof, as follows:

WHEREAS, the Trustees desire to form a voluntary association commonly known as a business trust, as described in the provisions of Chapter 182 of the General Laws of Massachusetts, for the purpose of acquiring, holding, managing, improving, dealing with and disposing of property, real and personal, including mortgages, deeds of trust and other interests therein, wherever situated, in such manner as to qualify as a "real estate investment trust" under the provisions of Sections 856, 857 and 858 of the United States Internal Revenue Code of 1954, as amended, and the Regulations issued thereunder, and,

WHEREAS, simultaneously herewith, the settlor of the Trust, Mary J. Swanson, a resident of Boston, Massachusetts, has executed and delivered to the Trustees a binding stock subscription for one hundred transferable Shares of Beneficial Interest in the trust assets as described herein; and

WHEREAS, the Trustees have acknowledged the receipt of the initial stock subscription referred to in the preceding paragraph and have agreed to hold, invest and dispose of any property received pursuant thereto and pursuant to subsequent stock subscriptions and any property acquired or otherwise added thereto as hereinafter provided;

NOW, THEREFORE, the Trustees hereby declare that they will hold all property of every type and description which they are acquiring or may hereafter acquire as such Trustees, together with the proceeds thereof, in trust, to manage and dispose of the same for the benefit of the holders of record from time to time of the certificates for Shares being issued and to be issued hereunder and in the manner and subject to the provisions hereof, to wit:





                                    ARTICLE I

             NAME, PRINCIPAL PLACE OF BUSINESS AND TITLE TO PROPERTY

Section 1.1 Name. The name of the trust created by this Declaration of Trust is BRT Realty Trust (hereinafter called the "Trust") and so far as may be practicable the Trustees shall conduct the Trust's activities, execute all documents and be sued under that name, which name (and the word "Trust" wherever used in this Declaration of Trust, except where the context otherwise requires) shall refer to the Trustees in their capacity as Trustees, and not individually or personally, and shall not refer to the officers, agents, employees, or Shareholders of the Trust or of such Trustees. Should the Trustees determine that the use of such name is not practicable, legal or convenient, they may use such other designation or they may adopt such other name for the Trust as they deem proper and the Trustees may hold property and conduct the Trust's activities under such designation or name.

Section 1.2 Location. The principal place of business shall be in Great Neck, New York, at such address as the Trustees may from time to time designate; however, the Trustees may change the principal place of business to any other location as they in their discretion determine appropriate. The Trust may have such other offices or places of business as the Trustees may from time to time determine.

Section 1.3 Nature of Trust. The Trust shall be of the type commonly termed a Massachusetts business trust. The Trust is not intended to be, shall not be deemed to be, and shall not be treated as, a general partnership, limited partnership, joint venture, corporation or joint stock company, but nothing herein shall preclude the Trust from being taxable as an association under the REIT Provisions of the Internal Revenue Code (as hereinafter defined). The Shareholders shall be beneficiaries and their relationship to the Trustees shall be solely in-that capacity in accordance with the rights conferred upon them hereunder. The Trust may, but is not required to, conduct business in a manner intended to qualify as a "real estate investment trust" as that term is defined in the REIT Provisions of the Internal Revenue Code and this Declaration of Trust, and all actions of the Trustees hereunder shall be construed in accordance with such intent.

Section 1.4 Definitions. As used in this Declaration of Trust, the following terms shall have the following meanings unless the context hereof otherwise requires:

         "Advisor" shall mean any Person appointed, employed or contracted with by the Trustees pursuant to the provisions of Section 3.26 hereof.

         "Affiliate" shall mean as to any corporation, partnership or trust, any Person who (a) holds beneficially, directly or indirectly, 1% or more of the outstanding capital stock, shares or equity interests of such corporation, partnership or trust or (b) is an officer, director, employee, general partner or trustee of such corporation, partnership or trust or of any Person which controls, is controlled by, or is under common control with, such corporation, partnership or trust, or (c) directly or indirectly controls, is controlled by, or is under common control with, such corporation, partnership or trust.

         "Appraisal" shall mean a determination of the fair market value, as of the date of the Appraisal, of Real Property in its existing state or in a state to be created, by any bank, insurance company or other Person which makes appraisals in connection with its lending, brokerage or servicing activities (whether or not an Affiliate of the Advisor), or by a disinterested Person having no economic interest in the Real Property, provided such Person is, in the sole judgment of the Trustees, properly qualified to make such a determination.

         "Certificates of Deposit" shall mean evidence of deposits in, or obligations of, banking institutions and savings institutions which are members of the Federal Deposit Insurance Corporation or of the Federal Home Loan Bank System.

         "Construction Loans" shall mean Mortgage Loans made to finance the construction of buildings and other improvements on land and may include the financing of all or part of the cost of the acquisition, of such land (including leaseholds therein).

         "Conventional Loans" shall mean Mortgage Loans (which may be Construction, Development or Permanent Loans) which are not guaranteed by FHA or VA.

         "Declaration of Trust" shall mean this Declaration of Trust as amended, restated or modified from time to time. References in this Declaration of Trust to "Declaration", "hereof", "herein" and "hereunder" shall be deemed to refer to the Declaration of Trust and shall not be limited to the particular text, article or section in which such words appear.

         "Development Loans" shall mean Mortgage Loans made to finance the development of land into a site or sites suitable for the construction of improvements thereon or suitable for other residential, recreational, commercial, industrial or public uses and may include the financing of all or part of the cost of the acquisition of such land (including leaseholds therein).

         "Equity Investments in Real Property" shall mean investments in the ownership of, or participations in the ownership of, Real Property including the development thereof and any interest therein other than Mortgage Loans. or any type of interest in any corporation or other entity principally involved in owning, developing, improving, financing, operating or managing Real Property.

         "Equity Securities" shall mean Shares and other Securities of the Trust convertible at any time into shares with or without the payment of additional consideration.

         "FHA" shall mean the Federal Housing Administration and any successor thereto.

         "FHA Loans" shall mean loans guaranteed by the FHA.

         "First Mortgage" shall mean a Mortgage which takes priority or precedence over all other charges or encumbrances upon Real Property, other than a leasehold interest therein, and which must be satisfied before such other charges are entitled to participate in the proceeds of any sale or other disposition of such Real Property. However, such priority shall not be deemed to be abrogated by liens for taxes, assessments which are not due or remain payable without penalty, contracts and leases acceptable to the Trust (other than contracts for repayment of borrowed monies) mechanics' and materialmen's liens and other similar liens for work performed and materials furnished for the improvement of real estate which are not in default or are in good faith being contested, and other claims normally deemed in the same jurisdiction in which the Real Property is located to abrogate the priority of a first mortgage.

         "First Mortgage Loans" shall mean Mortgage Loans secured or collateralized by First Mortgages.

         "Fiscal Year" shall mean any period for which an income tax return is submitted to the Internal Revenue Service and which is treated by the Internal Revenue Service as a reporting period.

         "Gap Loans" shall mean Junior Mortgage Loans made or acquired by the Trust to finance the difference between the minimum amount which a permanent lender has agreed to fund and the maximum amount which such permanent lender would fund if certain occupancy, rental or other requirements are met.

         "Government Securities" shall mean Securities which are obligations of, or guaranteed by, the United States Government, any State or Territory of the United States of America, or any agency or political subdivision thereof, including, without limitation, all Government Securities from time to time constituting qualified real estate investment trust assets under the Internal Revenue Code.

         "Junior Mortgage" shall mean a Mortgage which (I) has the same priority of precedence over all other charges or encumbrances upon Real Property as that required for a First Mortgage except that it is subject to the priority of one or more other Mortgages and (2) must be satisfied before such other charges or incumbrances (other than prior Mortgages) are entitled to participate in the proceeds of any sale or other disposition of such Real Property.

         "Junior Mortgage Loans" shall mean Mortgage Loans secured or collateralized by Junior Mortgages.

         "Long-Term" in relation to loans shall mean loans having a maturity (disregarding sinking fund or optional prepayment provisions prior to the maturity date of such loan) of at least 10 years from the date of original issue.

         "Medium Term" in relation to loans shall mean loans having a maturity (disregarding sinking fund or optional prepayment provisions prior to the maturity date of such loan) of not less than 5 years nor more than 10 years from the date of original issue.

         "Mortgage Loans" shall mean loans evidenced by notes, debentures, bonds and other evidences of indebtedness or obligations, which are negotiable or non-negotiable and which are secured or collateralized by Mortgages.

         "Mortgages" shall mean mortgages, deeds of trust or other security interests in Real Property or on rights or interests, including leasehold interests, in Real Property.

         "Non-Recourse Indebtedness" shall mean indebtedness of the Trust incurred in connection with the acquisition or financing of any asset wherein the liability of the Trust is limited to the asset acquired or financed and income and proceeds attributable thereto and which does not-- represent a general obligation of the Trust. .`

         "Permanent Takeout" shall mean a commitment by a lender of substantial financial standing to purchase the Trust's Construction Loan no later than the expiration of the term thereof or to provide a permanent loan no later than the expiration of the term of the Trust's Construction Loan, the proceeds of which permanent loan shall be sufficient to reimburse the Trust for its Construction Loan.

         "Person" shall mean and include individuals, corporations, limited partnerships, general partnerships, joint stock companies or associations, joint ventures, associations. companies, trusts, banks, trust companies, land trusts, business trusts, or other organizations whether or not legal entities, and governments and agencies and political subdivisions thereof.

         "Commercial Paper" shall mean indebtedness of the Trust evidenced by unsecured promissory notes maturing not more than 270 days after the date of issue which arises out of a current transaction or the proceeds of which have been or are to be used for current transactions.

         "Real Property" shall mean land, rights in land, interests (including. without limitation, air rights and leasehold interests as lessee or lessor), and buildings, structures, improvements, furniture and fixtures located on or used in connection with land and rights in land or interests therein, but not including Mortgages, Mortgage Loans or interests therein.

         "REIT Provisions of the Internal Revenue Code" shall mean Sections 856 through 858 of the Internal Revenue Code of 1954, as now enacted or hereafter amended, or successor statutes and regulations and rulings promulgated thereunder, provided, however, that any such statute, regulation or ruling enacted or promulgated after the date hereof which is by its terms applicable to real estate investment trusts in existence on the date hereof only upon the election of, or failure to elect otherwise by such trust, shall be applicable to this Trust only if this Trust shall so elect or fail to elect otherwise in accordance with the terms thereof.

         "Securities" shall mean any stock, shares, voting trust certificates, bonds, debentures, notes, or other evidences of indebtedness, secured or unsecured, convertible, subordinated or otherwise or in general any instruments commonly known as "securities" or any certificates of interest, shares or participations in temporary or interim certificates for, guarantees of or any warrant or right to subscribe to, purchase or acquire any of the foregoing.

         "Securities of the Trust" shall mean any Securities issued by the Trust.

         "Shareholders" shall mean as of any particular time all holders of record of outstanding Shares at such time.

         "Shares" shall mean the shares of beneficial interest and shares of preferred stock of the Trust, as the case may be.

         "Short-Term" in relation to loans shall mean loans other than Long-Term and Medium-Term loans.

         "Total Assets of the Trust" shall mean the aggregate value of all of the assets included in the Trust Property as such value appears on the most recent balance sheet of the Trust, prepared in accordance with sound accounting practice, without deduction for Mortgage Loans or other security interests to which such assets are subject and before provision for depreciation, depletion and amortization but after provision for bad debt loss and similar reserves.

         "Trust Property" shall mean as of any particular time any and all property, real, personal or otherwise, tangible or intangible, which is transferred, conveyed or paid to the Trust or Trustees and all rents, income, profits and gains therefrom and which at such time is owned or held by, or for the account of the Trust or the Trustees.

         "VA Loans" shall mean Mortgage Loans (which may be Construction, Development or Permanent Loans) which are guaranteed under the provisions of the Servicemen's Readjustment Act of 1944, as amended.

         "Warehousing Loans" shall mean loans which are secured by a pledge of Mortgage Loans owned by the borrower.

         "Wraparound Loans" shall mean Junior Mortgage Loans made pursuant to an agreement obligating the borrower to pay the Trust a principal amount equal to that of any senior Mortgage Loan plus that of such Junior Mortgage Loan with interest on the combined principal and obligating the Trust to pay, as received from the borrower, the principal and interest due on any such Senior Mortgage Loan.


                                   ARTICLE II

                                                                TRUSTEES

Section 2.1 Number and Qualification. The number of Trustees shall be not less than 5 nor more than 15 persons. The exact number of Trustees within the minimum and maximum limitations specified in the preceding sentence shall be fixed from time to time by the Trustees then in office pursuant to a resolution adopted by the entire Board of Trustees. No reduction in the number of Trustees shall have the effect of removing any Trustee from office prior to the expiration of his term. Whenever a vacancy in the number of Trustees shall occur, until such vacancy is filled, the Trustees or Trustee continuing in office, regardless of their number, shall have all the powers granted to the Trustees and shall discharge all the duties imposed upon the Trustees by this Declaration of Trust. A Trustee shall be an individual at least 21 years of age who is not under legal disability. The Trustees, in their capacity as Trustees, shall not be required to devote their entire time to the business and affairs of the Trust. Trustees shall be United States citizens. Trustees may, but need not, own Shares or other Securities of the Trust.

Section 2.2 Term and Election. At the 1984 meeting of Shareholders, the Trustees shall be divided into three classes, as nearly equal in number as possible, with the term of office of the first class to expire at the 1985 annual meeting of Shareholders, the term of office of the second class to expire at the 1986 annual meeting of Shareholders and the term of office of the third class to expire at the 1987 annual meeting of Shareholders. At each annual meeting of Shareholders following such initial classification and election, Trustees elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of Shareholders after their election.

Subject to the rights of the holders of any series of preferred stock then outstanding, newly created trusteeships resulting from any increase in the authorized number of Trustees or any vacancies in the Board of Trustees resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a majority vote of the Trustees than in office, although less than a quorum, and Trustees so chosen shall hold office for a term expiring at the annual meeting of Shareholders at which the term of the class to which they have been elected expires. If the number of Trustees is changed any increase or decrease shall be apportioned among the classes so as to maintain the number of Trustees in each class as nearly equal as possible. No decrease in the number of Trustees constituting the Board of Trustees shall shorten the term of any incumbent Trustee.

Notwithstanding the foregoing, whenever the holders of any class of stock (other than holders of beneficial Shares) issued by Trust shall have the right, voting as a class or otherwise, to elect Trustees, the then authorized number of Trustees of the Trust shall be increased by the number of additional Trustees to be elected.

Section 2.3 Resignation and Removal. Any Trustee may resign his trust (without need for prior or subsequent accounting) by an instrument in writing signed by him and delivered or mailed to the President or the Secretary of the Trust and such resignation shall be effective upon such delivery, or at a later date according to the terms of the notice. Any of the Trustees may be removed either
(a) for cause, as determined in the reasonable judgment of two-thirds of the remaining Trustees or (b) with or without cause, at any meeting of Shareholders by the affirmative vote of the holders of at least a majority of the Shares entitled to vote present in person or by proxy at such meeting provided a quorum is at such meeting.

Section 2.4 Vacancies. The term of office of a Trustee shall terminate and a vacancy shall occur in the event of the death, resignation, bankruptcy, adjudicated incompetence or other incapacity to exercise the duties of the office, or removal of such Trustee. No such vacancy shall operate to annul this Declaration of Trust or to revoke any existing agency created pursuant to the terms of this Declaration of Trust.

Section 2.5 Meetings. Meetings of the Trustees shall be held from time to time upon the call of the President or the Secretary of the Trust or any two Trustees. Regular meetings of the Trustees may be held without call or notice at a time and place fixed by resolution of the Trustees. Notice of any other meeting shall be mailed or otherwise given not less than 48 hours before the meeting but may be waived in writing by any Trustee either before or after such meeting. The attendance of a Trustee at a meeting shall constitute a waiver of notice of such meeting except where a Trustee attends a meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting has not been lawfully called or convened. A quorum for all meetings of the Trustees shall be a majority of the Trustees. Unless specifically provided otherwise in this Declaration of Trust, any action of the Trustees may be taken at a meeting by vote of a majority of the Trustees present (a quorum being present). The execution of any agreement, deed, mortgage, lease or other instrument of writing by one or more of the Trustees or by any authorized Person may be authorized or ratified by action of the Trustees and shall thereafter be valid and binding upon the Trustees and upon the Trust.

Any Executive or Investment Committee may act with or without a meeting. A quorum for all meetings of any such Committee shall be a majority of the members thereof. Unless specifically provided otherwise in this Declaration of Trust., any action of any Investment or Executive Committee may be taken at a meeting by vote of a majority of the members present (a quorum being present) or without a meeting by written consents of a majority of the members,

With respect to actions of the Trustees and any Executive or Investment Committee, Trustees who are affiliated or otherwise interested in any action to be taken may be counted for quorum purposes under this Section 2.5 and shall be entitled to vote. Any action of the Trustees or of a committee taken without a meeting may be taken without prior notice and without a vote if a consent in writing, setting forth the action so taken, shall be signed by a majority of the Trustees then in office or the then members of the committee (as the case may be), or such other proportion thereof as would be necessary to authorize or take such action at a meeting of the Trustees or the committee (as the case may be) at which all Trustees or all members of such committee (as the case may be) were present, provided that notice of the taking of the action without a meeting by less than unanimous written consent of the Trustees or the committee (as the case may be) shall be given, within 15 days after the execution of such consent by the last Trustee whose execution thereof shall be required for effective action to be taken thereby, to those Trustees or members who have not so consented in writing.

All or any one or more Trustees may participate in a meeting of the Trustees or any committee thereof by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other and participation in a meeting pursuant to such communications shall constitute presence in person at such meeting. The minutes of any meeting of Trustees held by telephone shall be prepared in the same manner as a meeting of Trustees held in person.

Section 2.6 Executive and Investment Committees. The Trustees may appoint from among their own members an Executive and/or Investment Committee of two or more persons to whom the Trustees may delegate, consistent with their ultimate responsibility to supervise the affairs of the Trust, such of the powers herein given to the Trustees as they may deem expedient, except as herein otherwise provided.

Section 2.7 Officers. The Trustees shall annually elect a President from among their number who shall be the chief executive officer of the Trust. The Trustees may elect or appoint, from among their number or otherwise, or may authorize the President to appoint one or more Vice Presidents, a Treasurer and a Secretary, a Comptroller, one or more Assistant Secretaries and Assistant Treasurers and such other officers or agents who shall have such powers, duties and responsibilities as the Trustees may deem to be advisable and who shall act as agents of the Trustees and be subject to the provisions of this Declaration of Trust. Two or more offices may be held by the same person, except that the President may not also be the Secretary. The Board of Trustees may, in its discretion, elect a Chairman of the Board.

Section 2.8 By-Laws. The Trustees (by majority vote) may adopt and from time to time amend or repeal By-Laws not inconsistent with this Declaration of Trust for the conduct of the business of the Trust, and in such By-Laws may define the duties of the officers, agents, employees and representatives of the Trust.

Section 2.9 Trustees May Own Shares. Any Trustee, officer or agent may acquire, hold and sell Shares on his personal account, either in his individual name, or in a fiduciary capacity or jointly with other persons, or as a member of a firm or association or otherwise, without being thereby disqualified as a Trustee, officer or agent, and while so holding any Shares on his personal account shall be entitled to the same rights and privileges as other Shareholders.


                                   ARTICLE III

                             POWERS OF THE TRUSTEES

Section 3.1 General. The Trustees shall have, without other or further authorization, continuing full, absolute and exclusive power, control, and authority over and management of the Trust Property and of the affairs of the Trust, to the same extent as if the Trustees were the sole owners of such property in their own right, subject only to the limitations herein expressly stated. Such powers of the Trustees may be exercised without the necessity of applying to any court or to the Shareholders for leave to do so. No person shall in any event be bound to see to the application of any money or property paid to or delivered to the Trustees or their authorized representatives. The enumeration of any specific power or authority herein shall not be construed as limiting the aforesaid power or authority or any other power or authority.

Section 3.2 Investments. The Trustees shall have power, for such consideration as they may deem proper, to invest in, purchase or otherwise acquire, for cash or other property or through the issuance of Securities of the Trust, and hold or retain for investment full or participating interests of any type in real, personal or mixed, tangible or intangible, property of any kind wherever located: including, without limitation, the following: (a) a full or participating interest in Securities of every nature, whether or not secured by Mortgages; (b) a full or participating interest in rents, lease payments or other income from, or the profits from, or the equity or ownership of, Real Property; and (c) a full or participating interest in investments secured by the pledge or transfer of Mortgage Loans.

In the exercise of their powers, the Trustees shall not be limited to investing in obligations maturing before the possible termination of the Trust, nor shall the Trustees be limited by any law now or hereafter in effect limiting the investments which may be held or retained by trustees or other fiduciaries, but they shall have full authority and power to make any and all investments within the limitations of this Declaration of Trust, that they, in their absolute discretion, shall determine, and without liability for loss, even though such investments shall be of a character or in amount not considered proper for investment of trust funds or which do not or may not produce income. No investment or reinvestment of the Trust property hereunder shall be deemed improper because of its speculative character, or because a greater proportion of the Trust property is invested therein than is usual for trustees, or solely by reason of any interest therein, direct or indirect, of the Trustees or any other party whatsoever.

Section 3.3 Appraisals. If the Trustees should at any time purchase Real Property (other than where such purchase results from a foreclosure or satisfaction of indebtedness to the Trust or is made in connection with the acquisition of a mortgage loan), the consideration paid for such Real Property shall be based upon the fair market value of the property as determined by an Appraisal or as determined in the discretion of the Trustees; provided, however, that no purchase of Real Property from an Affiliate of the Trust or the Advisor, shall be effected without an Appraisal made by a Person who is not an Affiliate of the Trust or the Advisor. The Trustees may in good faith rely on a previous Appraisal made on behalf of other Persons provided it meets the aforesaid standards and was made in connection with an investment in which the Trust acquires an entire or participating interest.

Section 3.4 Legal Title. Legal title to all the Trust Property shall be vested in the Trustees as joint tenants and held by and transferred to the Trustees, except that, insofar as permitted by applicable law, the Trustees shall have power to cause legal title to any Trust Property to be held by or in the name of one or more of the Trustees with suitable reference to their trustee status, or in the name of the Trust, or in the name of any other Person as nominee, or, in the case of securities, in bearer form, on such terms, in such manner and with such powers as the Trustees may determine, so long as in their judgment the interest of the Trust is adequately protected.

The right, title and interest of the Trustees in and to the Trust Property shall vest automatically in all persons who may hereafter become Trustees upon their due election without any further act. Upon the death, resignation, removal, bankruptcy, adjudicated incompetence or other incapacity to exercise the duties of the office of a Trustee, he (and in the event of his death, his estate) shall automatically cease to have any right, title or interest in or to any of the Trust Property, and the right, title and interest of such Trustee in and to the Trust Property including any and all Trust Property held in his name alone or jointly with one or more other Trustees shall vest automatically in the remaining Trustees without any further act. Such vesting and cessation of title shall be effective whether or not conveyancing documents have been executed and delivered.

For the purpose of more fully effectuating the foregoing, upon the resignation or removal of a Trustee, or his otherwise ceasing to be a Trustee, the remaining Trustees may require such Trustee to execute and deliver such documents for the purpose of conveying to the Trust or the remaining Trustees, any Trust Property held in the name of the resigning or removed Trustee. Upon the incapacity or death of any Trustee, his legal representative shall execute and deliver on his behalf such documents as the remaining Trustees shall require as provided in the preceding sentence.

Section 3.5 Disposition, Renting, Etc. of Assets. The Trustees shall have power to sell, grant security interests in, otherwise encumber, lease, exchange, grant options with respect to or otherwise dispose of any and all Trust Property free and clear of any and all trusts, at public or private sale, for cash or on terms or for Securities, or a combination thereof, without advertisement, and subject to such restrictions, stipulations, agreements and reservations as they shall deem proper, including the power to take back mortgages to secure the whole or any part of the purchase price of any of the Trust Property sold or transferred by them, and to execute and deliver any deed or other instrument in connection with the foregoing. The Trustees shall also have power to:

(a) rent, lease or hire from others or to others for terms which may extend beyond the termination of this Declaration of Trust any property or rights to property, real, personal or mixed, tangible or intangible, and to own, manage, use and hold such property and such rights;

(b) subdivide, partition or improve Real Property and tear down, alter or make improvements thereon and grant easements or impose restrictions in relation thereto;

(c) give consents and make contracts relating to Trust Property or its use;

(d) release, dedicate or adjust the boundaries of any Trust Property; and

(e) develop, operate, pool, unitize, grant production payments out of or lease or otherwise dispose of oil, gas and other mineral properties and rights.

Section 3.6 Financings; Issuance of Securities; Facsimiles. The Trustees shall have power to lend money, whether secured or unsecured, to borrow or in any other manner raise such sum or sums of money or other property as they shall determine in any amount and in any manner and on any terms, and to evidence the same by Securities which may mature at any time or times even beyond the possible date of termination of the Trust, to reacquire any such Securities, to enter into other contracts on behalf of the Trust and to execute and deliver any Mortgage, pledge or other instrument to secure any such Securities or other obligations or contracts; provided that the Trustees shall not issue debt securities to the public unless the historical cash flow of the Trust or the estimated future cash flow of the Trust, excluding extraordinary items, is sufficient in the judgment of the Trustees to cover the interest on such debt securities. Any Securities, instruments or other obligations of the Trust may, at the discretion of the Trustees, without vote of the Shareholders, be convertible or exercisable into Shares at such time and on such terms as the Trustees may prescribe.

Subject to the provisions of Section 6.18, the Trustees shall have power to issue any type of Securities of the Trust, without vote or other action by the Shareholders, to such Persons for such cash, property, services, expenses or other consideration (including Securities issued or created by, or interests in, any Person) at such time or times and in such amounts and in such manner and on such terms as the Trustees may deem advisable and to list any of the foregoing Securities of the Trust or any depositary receipts representing such Securities on any securities exchange and to purchase or otherwise acquire, hold, cancel, reissue, sell and transfer any such Securities of the Trust or any depositary receipts representing such Securities. The Trustees may authorize the use of facsimile signatures and/or a facsimile seal of the Trust on Securities of the Trust or any depositary receipts representing such Securities, provided that where facsimile signatures are so used, one of the authorized signatures be manual or the Securities or any such depositary receipts be manually countersigned or authenticated (except with respect to any type of Security with respect to which the then current commercial practice does not require manual countersignature or manual authentication) by a transfer agent or registrar or by an authenticating agent or trustee or similar person. In case any Person who shall have signed (or whose facsimile signature shall appear on) Securities of the Trust or any such depositary receipts shall have ceased to occupy the office or perform the function with respect to which such signature was authorized before such Securities or any such depositary receipts shall have been actually issued, such Securities or any such depositary receipts may nevertheless be issued with the same effect as though such Person had not ceased to occupy such office or perform such function.

Section 3.7 Taxes. The Trustees shall have power to pay all taxes or assessments, of whatever kind or nature, imposed upon or against the Trust or the Trustees in connection with the Trust Property, or upon or against the Trust Property or income of any part thereof, to settle and compromise disputed tax liabilities, and for the foregoing purposes to make such returns and do all such other acts and things as may be deemed by the Trustees necessary or desirable.

Section 3.8 Rights as Holder of Mortgages and Securities. The Trustees shall have power to exercise all the rights, powers and privileges appertaining to the ownership of all or any Mortgages or Securities forming part of the Trust Property to the same extent that any individual might, and, without limiting the generality of the foregoing. to vote or give any consent, request or notice or waive any notice either in person or by proxy or power of attorney with or without power of substitution, to one or more Persons, which proxies and powers of attorney may be for meetings or action generally or for any particular meetings or action, and may include the exercise of discretionary powers.

Section 3.9 Collection. The Trustees shall have power to collect, sue for, receive and receipt for all sums money or other property due to the Trust, to consent to extensions of the time for payment, or to the renewal, of any Securities or obligations; to engage or intervene in, prosecute, defend, compound, compromise, abandon or adjust by arbitration or otherwise any actions, suits, proceedings, disputes, claims, demands or things relating to the Trust Property; to foreclose any Mortgage or other Security securing any notes, debentures, bonds, obligations or contracts, by virtue of which any sums of money are owed to the Trust; to exercise any power of sale held by them, and to convey good title thereunder free of any and all trusts, and, in connection with any such foreclosure or sale, to purchase or otherwise acquire title to any property; to be parties to reorganizations and to transfer to and deposit with any corporation, committee, voting trustee or other Person any Securities or obligations of any corporation, trust, association or other organization, the Securities of which form a part of the Trust Property, for the purpose of any reorganization of any such corporation, trust, association or other organization, or otherwise to participate in any arrangement for enforcing or protecting the interests of the Trustees as the owners or holders of such Securities or obligations and to pay any assessment levied in connection with such reorganization or arrangement; to extend the time with or without security for the payment or delivery of any debt or property and to execute and to enter into releases, agreements and other instruments; and to pay or satisfy any debts or claims upon any evidence that the Trustees shall think sufficient.

Section 3.10 Expenses. The Trustees shall have power to incur and pay any charges or expenses which in the opinion of the Trustees are necessary or incidental or proper for carrying out any of the purposes of this Declaration of Trust, and to reimburse others for the payment therefor, and to pay appropriate compensation or fees from the funds of the Trust to themselves as Trustees and to persons with whom the Trust has contracted or transacted business. The Trustees shall fix the compensation of all officers and Trustees. The Trustees may be paid reasonable compensation for their general services as Trustees and officers hereunder, and the Trustees may pay themselves or any one or more of themselves such compensation for special services, including legal services, as they in good faith may deem reasonable and reimbursement for expenses reasonably incurred by themselves or any one or more of themselves on behalf of the Trust.

Section 3.11 Guaranties. The Trustees shall have power to endorse or guarantee the payment of any notes or other obligations of any Person other than the Trustees acting in their individual capacity: to make contracts of guaranty or suretyship, or otherwise assume liability for payment thereof; and to mortgage and pledge the Trust Property or any part thereof to secure any of or all such obligations.

Section 3.12 Deposits. The Trustees shall have power to deposit any moneys or Securities included in the Trust Property with any one or more banks, trust companies or other banking institutions, whether or not such deposit will draw interest, provided that no funds of the Trust shall be commingled with funds of the Advisor. Such deposits are to be subject to withdrawal in such manner as the Trustees may determine, and the Trustees shall have no responsibility for any loss which may occur by reason of the failure of the bank, trust company or other banking institution with whom the moneys or Securities have been deposited.

Section 3.13 Allocation. The Trustees shall have power to determine whether moneys or other assets received by the Trust shall be charged or credited to income or capital or allocated between income and capital, including the power to amortize or fail to amortize any part or all of any premium or discount, to treat any part or all the profit resulting from the maturity or sale of any asset, whether purchased at a premium or at a discount, as income or capital or apportion the same between income and capital to apportion the sale price of any asset between income and capital, and to determine in what manner any expense or disbursements are to be borne as between income and capital, whether or not in the absence of the power and authority conferred by this Section 3.13 such assets would be regarded as income or as capital or such expense or disbursements would be charged to income or to capital; to treat any dividend or other distribution on any investment as income or capital or apportion the same between income or capital; to provide or fail to provide reserves for depreciation, amortization or obsolescence in respect of any Trust Property in such amounts and by such methods and for such purposes as they shall determine, and to allocate to the share of beneficial interest account less than all of the consideration received for Shares (but not less than the par value thereof) and to allocate the balance thereof to paid-in capital, all as the Trustees may reasonably deem proper.

Section 3.14 Valuation. The Trustees shall have power to determine conclusively the value of any of the Trust Property and of any services, Securities, assets or other consideration hereafter to be acquired or disposed of by the Trust, and to revalue the Trust Property.

Section 3.15 Fiscal Year. The Trustees shall have power to determine the fiscal year of the Trust and the method or form in which its accounts shall be kept and from time to time to change the fiscal year or method or form of accounts.

Section 3.16 FHA Qualification. If the Trust shall be an "FHA Approved Mortgagee", the Trustees shall have power to sell or otherwise dispose of any FHA loan or an interest therein which the Trust owns in accordance with the provisions of the National Housing Act of 1934, as amended, and regulations promulgated thereunder. The Trustees shall have the power to execute on behalf of the Trust, in connection with any project on which FHA has insured the indebtedness, in whole or in part, any and all deeds of trust or mortgages, and other agreements, documents and forms which may be required by FHA in connection with the approval of FHA of the transfer of physical assets from any entity to the Trustees or the insurance by FHA of any indebtedness on any project as to which the Trustees are or shall become owners pursuant to this Declaration of Trust, and the provisions of any such agreement shall be binding upon the Trust notwithstanding any conflict with or limitation of this Declaration of Trust.

Section 3.17 Power to Contract. The Trustees shall have power to appoint, employ or contract with any Person (including one or more of themselves and any corporation, partnership or trust of which one or more of them may be an Affiliate, subject to the applicable requirements of Section 3.28 hereof) as the Trustees may deem necessary or desirable for the transaction of the business of the Trust including any Person who, under the supervision of the Trustees, may, among other things: administer the day-to-day affairs of the Trust; serve as the Trust's investment advisor and consultant in connection with the Trust's investments; act as consultants, accountants, mortgage loan originators or servicers, correspondents, leaders, techincal advisors, attorneys, brokers, underwriters, corporate fiduciaries, escrow agents, depositories, custodians or agents for collection, insurers or insurance agents, transfer agents or registrars or paying agents for Securities of the Trust, or in any other capacity deemed by the Trustees necessary or desirable; investigate, select, and, on behalf of the Trust, conduct relations with Persons acting in such capacities and pay appropriate fees to, and enter into appropriate contracts with, or employ, or retain services performed or to be performed by, any of them in connection with the investments acquired, sold, or otherwise disposed of; substitute any other Person for any such Person; act as attorney-in-fact or agent in the purchase or sale or other disposition of investments, and in the handling, prosecuting or settling of any claims of the Trust, including the foreclosure or other endorsement of any mortgage or other lien or other security securing investments; and assist in the performance of such ministerial functions necessary in the management of the Trust as may be agreed upon with the Trustees or officers of the Trust. The Trust shall not knowingly appoint, employ or contract with, or extend the term of any advisory or other contract with, any Trustee or any Person of whom any Trustee may be an Affiliate unless such contract shall be made, approved or ratified, after disclosure of such relationship, by a majority of the Trustees not so affiliated.

Section 3.18 Organization of Business Entities. The Trustees shall have power to cause to be organized or assist in organizing any Person under the laws of any jurisdiction to acquire the Trust Property or any part or parts thereof or indirectly have an interest, and, subject to the provisions of this Declaration of Trust, to cause the Trust to merge with such Person or any existing Person or to sell, rent, lease, hire, convey, negotiate, assign, exchange or transfer the Trust Property or any part or parts thereof to or with any such Person or any existing Person in exchange for the Securities thereof or otherwise, and to lend money to, subscribe for the Securities of, and enter into any contract with, any such Person in which the Trust holds or is about to acquire Securities or any other interest.

Section 3.19 Associations. The Trustees shall have power to enter into joint ventures, general or limited partnerships and any other combinations or associations.

Section 3.20 Insurance. The Trustees shall have the power to purchase and pay for entirely out of Trust Property insurance policies insuring the Shareholders, Trustees, officers, employees, agents. investment advisors, including the Advisor, or independent contractors of the Trust individually against all claims and liabilities of every nature arising by reason of holding, being or having held any such office or position, or by reason of any action alleged to have been taken or omitted by any such Person or Shareholder, Trustee, officer, employee, agent. investment advisor, or independent contractor, including any action taken or omitted that may be determined to constitute negligence whether or not the Trust would have the power to indemnify such Person against such liability.

Section 3.21 Pension and Other Plans. The Trustees shall have the power to pay pensions for faithful service, as deemed appropriate by the Trustees, and (except as provided in Section 6.18 hereof) to adopt, establish and carry out pension, profit-sharing, Share bonus, Share purchase, savings, thrift and other retirement, incentive and benefit plans, trusts and provisions, including the purchasing of life insurance and annuity contracts as a means of providing such retirement and other benefits, for any or all of the Trustees, officers, employees and agents of the Trust.

Section 3.22 Seal. The Trustees shall have the power to adopt and use a seal for the Trust, but unless otherwise required by the Trustees, the seal shall not be necessary to be placed on, and its absence shall not impair the validity of, any document, instrument or other paper executed and delivered by or on behalf of the Trust.

Section 3.23 Charitable Contributions. The Trustees shall have power to make donations, irrespective of benefit to the Trust, for the public welfare or for community fund, hospital, charitable. religious, educational, scientific, civic or similar purpose, and in time or war or other national emergency in aid thereof.

Section 3.24 Indemnification. The Trustees shall have power to the extent permitted by law to indemnify or enter into agreements with respect to indemnification with any Person with whom the Trust has dealings, including, without limitation, any investment advisor, including the Advisor, or independent contractor, to such extent as the Trustees shall determine.

Section 3.25 Remedies. Notwithstanding any provision of this Declaration of Trust, when the Trustees deem that there is a significant risk that an obligor to the Trust may default or is in default under the terms of any obligation to the Trust, the Trustees shall have power to pursue any remedies " permitted by law which, in their sole judgment, are in the interests of the Trust, and the Trustees shall have the power to enter into any investment, commitment or obligation of the Trust resulting from the pursuit of such remedies or necessary or desirable to dispose of property acquired in the pursuit of such remedies.

Section 3.26 Trustees May Appoint Advisor. The Trustees are responsible for the general policies of the Trust and for such general supervision of the business of the Trust conducted by officers, agents, employees, investment advisors or independent contractors of the Trust as may be necessary to insure that such business conforms to the provisions of the Declaration of Trust. However, the Trustees are not required personally to conduct the business of the Trust and, consistent with their ultimate responsibility as stated herein, the Trustees shall have power to appoint, employ, or contract with any such natural or, legal person or persons.(including one or more of themselves and any corporation, partnership or trust in which one or more of them may be directors, officers, stockholders, partners or trustees) as the Trustees may deem necessary or desirable for the transaction of the business of the Trust. The Trustees may, therefore, employ or contract with a corporation, partnership, trust or individual (herein referred to as the "Advisor"), and the Trustees may grant or delegate such authority to the Advisor as the Trustees may, in their sole discretion, deem necessary or desirable, without regard to whether such authority is normally granted or delegated by trustees.

The Trustees shall have the power to determine the terms of compensation of the Advisor or any other person or persons whom they may employ or with whom they may contract; provided, however, that any determination to appoint, employ, or contract with any Trustee or any entity with which a Trustee is affiliated by reason of a managerial or ownership interest, shall be valid only if made, approved or ratified, after disclosure of such relationship, by a majority of the Trustees not so affiliated. The Trustees may exercise broad discretion in allowing the Advisor to administer and regulate the operations of the Trust, to act as agent for the Trust, to execute documents on behalf of the Trustees, and to make executive decisions which conform to general policies and general principles previously established by the Trustees.

The initial contract entered into by the Trustees with any Advisor may have an initial term of two full fiscal years (plus, in the case of the first such contract entered into by the Trustees any period between the date of this Declaration and the last day of the month in which the closing of the first public offering and sale of Securities of the Trust is held); the term of each renewal or extension of any such contract with the same Advisor shall not exceed one year. Any such advisory contract shall provide, however, that it may be terminated at any time without penalty, by the Trustees or a majority of the holders of Shares, upon not less than sixty (60) days' written notice to the Advisor.

Section 3.27 Independence of Trustees. Not more than 49% of the total number of Trustees or of the total number of members of any Investment Committee may be Affiliates of the Advisor, provided, however, that if at any time the percentage of all Trustees or of members of such Investment Committee then in office, because of the death, resignation, removal or change in affiliation of a Trustee or member of such Investment Committee who is not such an Affiliate, such requirement shall not be applicable for a period of sixty (60) days, during which time a majority of all the Trustees then in office shall appoint a sufficient number of other individuals as Trustees or as members of such Investment Committee so that there is again not more than 49% of the total number of all Trustees or members of such Investment Committee then in office who are Affiliates of the Advisor. The Trustees shall at all times endeavor to comply with such requirement, but failure so to comply shall not affect the validity or effectiveness of any action of the Trustees or of the lnvestment Committee as the case may be.

Section 3.28 Prohibition Against Self-Dealing and Misuse of Trust Assets. (a) Notwithstanding any other provisions of this Declaration of Trust, the Trustees, when acting on behalf of the Trust, may not knowingly, directly or indirectly, lend any of the Trust Property to, purchase or otherwise acquire any property whatsoever from, sell or otherwise transfer any property whatsoever to, contract with, or pay any commission or other remuneration, directly or indirectly, in connection with the purchase or sale of Trust assets to (i) any Trustee, officer or employee of the Trust (acting in their individual capacities), (ii) the Advisor, (iii) any corporation, partnership, trust or other organization with which a Trustee, any officer or employee of the Trust, the Advisor, any independent contractor to the Trust or any officer, director or employee of the Advisor, or any such independent contractor to the Trust is an Affiliate, or
(iv) any officer, managing agent, director or employee (acting in their individual capacities) of the Advisor, of any Affiliate of the Advisor or of any independent contractor to the Trust; except that the Trustees shall be entitled to engage in any transaction on behalf of the Trust notwithstanding any such affiliation, provided (i) each such transaction has been approved or ratified, after full disclosure of such affiliation, by a majority of the Trustees including a majority of the Trustees who are not Affiliates of any Person (other than the Trust) who is a party to the transaction, or by a majority of the-members of any committee of the Trustees including a majority of the members of such committee who are not Affiliates of any Person (other than the Trust) who is a party to the transaction, and (ii) the Trustees approving the transaction have determined that such transaction is fair and reasonable to the Shareholders of the Trust and that such transaction is on terms not less favorable to the Trust than terms available for a comparable transaction with others that are not so affiliated, and (iii) if such transaction relates to: (x) the acquisition by the Trust of federally insured or guaranteed mortgages, it shall be effeted at prices not exceeding the currently quoted prices at which the Federal National Mortgage Association is purchasing comparable mortgages; or
(y) the acquisition by the Trust of other property, it shall be effected at prices not exceeding the fair value thereof as determined by an independent Appraisal. For purposes of this Section 3.28 the term "independent contractor" means an "independent contractor" as defined in Section 856(d)(3) of the Internal Revenue Code which furnishes or renders services to tenants of or manages or operates Real Property owned by the Trust. The simultaneous acquisition by the Trust and the Advisor or any Affiliate of the Advisor of participations in a loan or other investment shall not be deemed to constitute an acquisition or sale of property by one of them to the other, provided that the terms, other than the size of the participation, are not less favorable to the Trust than to such other Person.

Any Trustee or officer, employee or agent of the Trust may acquire, own, hold and dispose of Securities of the Trust, for his individual account, and may exercise all rights of a holder of such Securities to the same extent and in the same mariner as if he were not such a Trustee or officer, employee or agent. The Trustees shall use their best efforts to obtain through an Advisor or other Persons a continuing and suitable investment program, consistent with the investment policies and objectives of the Trust, and the Trustees shall be responsible for reviewing and approving or rejecting investment opportunities presented by the Advisor or such other Persons. So long as there is such Advisor or other Person, the Trustees shall have no responsibility for the origination of investment opportunities for the Trust. Any Trustee or officer, employee, or agent of the Trust may, in his personal capacity, or in a capacity of trustee, officer, director, stockholder, partner, member, advisor or employee of any Person, have business interests and engage in business activities in addition to those relating to the Trust, which interests and activities may be similar to those of the Trust and include the acquisition, syndication, holding, management, operation or disposition, for his own account or for the account of such Person, of interests in Mortgages, interests in Real Property, or interests in Persons engaged in the real estate business, and each Trustee, officer, employee and agent of the Trust shall be free of any obligation to present to the Trust any investment opportunity which comes to him in any capacity other than solely as Trustee, officer, employee or agent of the Trust, even if such opportunity is of a character which, if presented to the Trust, could be taken by the Trust, provided, however, that no Trustee, advisor, officer, employee, or agent of the Trust may compete with the Trust in (i) any transaction in which the Trust is engaged or (ii) any proposed transaction which has been presented to the Trustees in writing for their consideration and which has not been rejected by the vote of a majority of the Trustees not interested in such a proposed transaction. Each Trustee shall disclose any interest he has, and any interest known to him of any Affiliate of his, in any investment opportunity presented to the Trust. Subject to the provisions of this any Trustee or officer, employee or agent of the Trust may be interested as trustee, officer, director, shareholder, partner, member, advisor or employee of, or otherwise have a direct or indirect interest in, any Person who may be engaged to render advice or services to the Trust, and may receive compensation from such Person as well as compensation as Trustee, officer, employee or agent of the Trust or otherwise hereunder. None of the activities referred to in, and permitted by, this paragraph shall be deemed to conflict with his duties and powers as Trustee, officer, employee or agent of the Trust.

The Trust shall not, in dealing with any Trustee, investment officer or employee of the Trust, enter into any transaction contrary to the obligations imposed upon fiduciaries acting under the Declaration of Trust by courts in Massachusetts having equity powers. No investment recommended to the Trust by the Advisor shall be made by the Trust at a time when a Trustee is an Affiliate of the Advisor unless such investment has been approved by a majority of the Trustees including a majority of Trustees not so affiliated or by a majority of the members of any Investment Committee of the Trustees including a majority of the members of such committee not so affiliated.

(b) Notwithstanding any other provisions of this Declaration of Trust, in connection with any "Business Combination" (as hereinafter defined) with any "Related Person" (as hereinafter defined) the Trustees of the Trust who are not affiliated with the Related Person (the "Independent Trustees") shall have the authority to negotiate with the Related Person on behalf of the Shareholders of the Trust, other than the Related Person (the "Minority Shareholders"), with the assistance of legal counsel and such other persons as the Independent Trustees deem necessary for that purpose (the fees and expenses of such legal counsel and other persons to be borne by the Trust), and shall approve the terms and conditions of the definitive agreement which embodies the Business Combination. As a condition to the consummation of the Business Combination, the Board of Trustees of the Trust shall have received a written opinion from an investment banking firm of national reputation that the proposed Business Combination is fair to Minority Shareholders from a financial point of view. Such determination shall be based upon the value of the Trust as a whole and the fact that the Shares held by the Minority Shareholders represent a minority interest in the Trust shall not be considered to diminish their value.

The provisions set forth in this Section 3.28(b) may not be repealed or amended in any respect, unless such action is approved by the affirmative vote of the holders of not less than a majority of the outstanding shares of Voting Stock held by Minority Shareholders. In the event a quorum of such Minority Shareholders is not present at two successive annual meetings of Shareholders at which the repeal or amendment of the provisions set forth in this Section 3.28(b) is proposed, then the requisite vote for such action shall be governed by Section 8.1 hereof. The term "Voting Stock" shall mean all outstanding Shares of the Trust or another corporation entitled to vote generally in the election of Trustees and each reference to a proportion of shares of Voting Stock shall refer to such proportion of the votes entitled to be cast by such shares.

For the purposes of this Section 3.28(b):

         (i) The term "Business Combination" shall mean (a) any merger or consolidation of the Trust or a subsidiary of the Trust with or into a Related Person, (b) any sale, lease, exchange, transfer or other disposition, including without limitation a mortgage or any other security device of all or substantially all of the assets either of the Trust or of a subsidiary of the Trust, to a Related Person, (c) any merger or consolidation of a Related Person with or into the Trust, (d) any sale, lease, exchange, transfer or other disposition of all or substantially all of the assets of a Related Person to the Trust or a subsidiary of the Trust or (e) any agreement, contract or other arrangement providing for any of the transactions described in the Business Combination; and

         (ii) The term "Related Person" shall mean and include any individual, corporation, partnership or other person or entity which, together with its "Affiliates" and "Associates" (as defined on November 1, 1982 in Rule 12b-2 under the Securities Exchange Act) "Beneficially Owns" (as defined on November 1, 1982 in Rule 13d-3 under the Securities Exchange Act of 1934) in the aggregate 50 percent or more of the outstanding Voting Stock of the Trust, and any Affiliate or Associate of any such individual, corporation, partnership or other person or entity.

Section 3.29 Further Powers. The Trustees shall have power to do all such other matters and things and execute all such instruments as they deem necessary, proper or desirable in order to carry out, promote or advance the interests of the Trust although such matters or things are not herein specifically mentioned. Any determination as to what is in the interests of the Trust made by the Trustees in good faith shall be conclusive. In construing the provisions of this Declaration of Trust, the presumption, shall be in favor of a grant of power to the Trustees. The Trustees will not be required to obtain any court order to deal with the Trust Property.

Section 3.30 Transfer of Advisory Contract. Neither the Trust nor any holder of Equity Securities shall have any rights in or with respect to any income, assets or profit realized by the Advisor, any holders of Securities of the Advisor, or any director, officer or employee of the Advisor by reason of the transfer or assignment of the contract with the Advisor referred to in Section 3.26 hereof or any other agreement with the Advisor of any securities issued by the Advisor, and each such holder and the Trust shall be deemed to have consented to any such transfer or assignment (except such as specifically require consent of the Trust under the terms of such contract) and to have expressly and irrevocably waived any rights in such income, assets or profits, whether arising under the laws of the United States or any State or territory or any judicial decision thereunder.

Section 3.31 Qualification as "Real Estate Investment Trust". The Trustees shall have the power to determine whether or not in any fiscal year to qualify for taxation as a "real estate investment trust" as described in the REIT Provisions of the Internal Revenue Code.





                                   ARTICLE IV

                               INVESTMENT POLICIES

Section 4.1 Statement of Investment Policy. The investment objective of the Trust is to invest the Trust Property in Real Property, Mortgage Loans, and other investments related to Real Property in such proportions as the Trustees may deem advisable from time to time in light of changing economic conditions. Except as specifically provided herein, there shall be no percentage limitation. either minimum or maximum, with respect to the proportion of assets of the Trust which may be placed at any given time in any type or category of investments. Investments of the Trust may be made in various combinations and may involve participations with other Persons. Such investments may incorporate a variety of real property financing techniques, including, without limitation, Conventional Loans, Long, Medium and Short Term Loans, Construction Loans with or without a Permanent Takeout, Equity Investments in Real Property, FHA Loans, VA Loans, First and Junior Mortgage Loans, Gap Loans, Warehousing Loans, Wraparound Loans, Development Loans, sale and leasebacks, land purchase-leases, net lease financings, purchase and installment sale lease backs, high credit lease-secured mortgages, convertible Mortgages and Mortgages of special interests including, without limitation, leaseholds, air rights and condominiums.

The Trustees may. but shall not be required to, make investments in such a manner as to comply with the requirements of the REIT Provisions of the Internal Revenue Code with respect to the composition of the Trust's investments and the derivation of its income; provided, however, that no Trustee, director, officer, employee or agent of the Trust or the Advisor shall be liable to any Person for any act or omission resulting in the loss of tax benefits under the Internal Revenue Code, except for that arising from his or its own bad faith, willful misconduct, gross negligence or reckless disregard of his or its duties or for his failure to act in good faith in the reasonable belief that such action was in the best interest of the Trust.

Section 4.2 Uninvested Assets. To the extent that the Trust has assets not otherwise invested in accordance with Section 4.1 hereof the Trustees may invest such assets in:

(a) obligations of or guaranteed or insured by, the United States Government or any agencies or political subdivisions thereof, including the FHA and the Federal National Mortgage Association:

(b) obligations of or guaranteed by, any state, territory or possession of the United States of America or any agencies or political subdivision thereof;

(c) evidences of deposits in, or obligations of, banking institutions, state and federal savings and loan associations and savings institutions which are members of the Federal Deposit Insurance Corporation or of the Federal Home Loan Bank System;

(d) shares of other real estate investment trusts, but in the event the Trust is being operated as a "real estate investment trust" as described in the REIT Provisions of the Internal Revenue Code, then only to the extent permitted by the REIT Provisions of the Internal Revenue Code, except as prohibited by
Section 4.3(e); and

(e) other marketable Securities but in the event the Trust is being operated as a "real estate investment trust" as described in the REIT Provisions of the Internal Revenue Code, then only marketable securities which, in the opinion of the Trustees, may be held by the Trust without jeopardizing the Trust's qualification as a real estate investment trust under the REIT Provisions of the Internal Revenue Code.

Section 4.3 Restrictions. Notwithstanding anything in this Declaration of Trust which may be deemed to authorize the contrary, the Trustees shall not:

(a) invest in commodities, foreign currencies, bullion or chattels, except as required in the day-to-day business of the Trust or in connection with its investments;

(b) invest in real estate contracts for sale (except under circumstances wherein the investment of the Trust is substantially equivalent to a mortgagee's interest) in excess of a value of 1% of the Total Assets of the Trust; provided, however, that nothing in this Section 4.3 shall prevent the holding of contracts of sale as security for loans made by the Trust and the acquisition and ownership of such contracts of sale upon foreclosure of, or realization upon, such security interests, and contracts of sale so held or owned shall be excluded from the computation required by this Section 4.3;

(c) engage in any short sale:

(d) issue "redeemable securities" as defined in Section 2(a)(31) of the Investment Company Act of 1940;

(e) if the Trust is being operated as a "real estate investment trust" as described in the REIT Provisions of the Internal Revenue Code hold securities in any real estate investment trust which, to the actual knowledge of the Trustees, is then holding investments or engaging in activities prohibited to the Trustees under this Section 4.3, if, as a result thereof, the Trust will fail to qualify as a real estate investment trust under the REIT Provisions of the Internal Revenue Code;

 (f) engage in trading as compared with investment activities, or engage in the business or underwriting or agency distribution of Securities issued by others, but this prohibition shall not prevent the Trust from buying or selling Mortgage Loans, including participations therein, or interests in Real Property;

(g) hold property primarily for sale to customers in the ordinary course of the trade or business of the Trust, but this prohibition shall not be construed to deprive the Trust of the power to sell any property which it owns at any time;

(h) invest in equity securities (except securities acquired in connection with the acquisition of or foreclosure on mortgage loans made by the Trust) of any Person which to the knowledge of the Trustees is then holding investments or engaging in activities prohibited to the Trust, if, after giving effect to such investment, the aggregate value, as determined by a majority of the Trustees of such investments would exceed 5% of the total assets of the Trust.
                                    ARTICLE V

                            LIMITATIONS OF LIABILITY

Section 5.1 Liability to Third Persons. No Shareholder shall be subject to any personal liability whatsoever, in tort, contract or otherwise, to any Person or Persons in connection with Trust Property or the affairs of the Trust; and no Trustee, officer, employee or agent of the Trust shall be subject to any personal liability whatsoever, in tort, contract or otherwise, to any other Person or Persons in connection with Trust Property or the affairs of the Trust, save only that arising from his bad faith, wilful misconduct, gross negligence or reckless disregard of his duties or for his failure to act in good faith in the reasonable belief that his action was in the best interest of the Trust; and all such other Persons shall look solely to the Trust Property for satisfaction of claims of any nature arising in connection with the affairs of the Trust. If any Shareholder, Trustee, officer, employee or agent, as such, of the Trust is made a party to any suit or proceedings to enforce any such liability, he shall not on account thereof be held to any personal liability.

Section 5.2 Liability to Trust or Shareholders. No Trustee, officer, employee or agent of the Trust shall be liable to the Trust or to any Shareholder, Trustee, officer, employee or agent of the Trust for any action or failure to act (including without limitation the failure to compel in any way any former or acting Trustee to redress any breach of trust) except for his own bad faith, wilful misconduct, gross negligence or reckless disregard .of his duties or for his failure to act in good faith in the reasonable belief that his action was in the best interests of the Trust.

Section 5.3 Indemnification. The Trust shall indemnify and hold each Shareholder harmless from and against all claims and liabilities, whether they proceed to judgment or are settled or otherwise brought to a conclusion, to which such Shareholder may become subject by reason of his being or having been a Shareholder, and shall reimburse such Shareholder for all legal and other expenses reasonably incurred by him in connection with any such claim or liability; provided, however, that the Trust shall have no liability to reimburse Shareholders for taxes assessed against them by reason of their ownership of Shares (unless such tax is of a character which in the Commonwealth of Massachusetts would be assessed against the Trust Property or the Trustees, but is assessed in the jurisdiction assessing such tax against all Shareholders ratably rather than against the Trust Property or the Trustees), nor for any losses suffered by reason of changes in the market value of Securities of the Trust. Subject to the proviso clause and except for expenses not reasonably incurred, the foregoing sentence is intended to provide for indemnification of each Shareholder to the fullest extent permitted by law. The rights accruing to a Shareholder under this Section 5.3 shall not exclude any other right to which such Shareholder may be lawfully entitled, nor shall anything herein contained restrict the right of the Trust to reimburse or indemnify a Shareholder in any appropriate situation even though not specifically provided herein.

The Trust shall indemnify each of its Trustees, officers, employees and agents (including any Person who serves at its request as director. officer or trustee of another organization in which it has any interest as a shareholder, creditor or otherwise), against all liabilities and expenses, including amounts paid in satisfaction of judgments, in compromise or as fines and penalties, and counsel fees, reasonably incurred by him in connection with the defense or disposition of any action, suit or other proceeding by the Trust or any other Person, whether civil or criminal, in which he may be involved or with which he may be threatened, while in office or thereafter, by reason of his being or having been such a Trustee, officer, employee or agent; provided, however, that no indemnification shall be made with respect to any matter as to which he shall have been adjudicated to have acted in bad faith or with wilfull misconduct or reckless disregard of his duties or gross negligence or not to have acted in good faith in the reasonable belief that his action was in the best interests of the Trust and further provided, that as to any matter disposed of by a compromise payment by such Trustee, officer, employee or agent, pursuant to a consent decree or otherwise, no indemnification either for said payment or for any other expense shall be provided unless such a compromise shall be approved as in the best interests of the Trust by a majority of the disinterested Trustees or unless the Trust shall have received a written opinion from independent legal counsel to the effect that such Trustee, officer, employee or agent appears to have acted in good faith in the reasonable belief that his action was in the best interests of the Trust. Subject to the proviso clauses, and except for expenses not reasonably incurred, the foregoing sentence is intended to provide for indemnification of Trustees, officers, employees and agents to the fullest extent provided by law. The rights accruing to any Trustee, officer, employee or agent under these provisions shall not exclude any other right to which he may be lawfully entitled; provided, however, that no Trustee, officer, employee or agent may satisfy any right of indemnity or reimbursement granted herein or to which he may be otherwise entitled except out of the Trust Property, and no Shareholder shall be personally liable to any Person with respect to any claim for indemnity or reimbursement or otherwise. The Trustees may make advance payments in connection with indemnification under this Section 5.3, provided that the indemnified Trustee, officer, employee or agent shall have given a written undertaking to reimburse the Trust in the event it is subsequently determined that he is not entitled to such indemnification.

Any action taken in good faith by or conduct engaged in good faith on the part of the Advisor, a Trustee, officer, employee or agent of the Trust in conformity with or in reliance upon any of the provisions of this Declaration of Trust shall not, for the purposes of this Trust, constitute bad faith, wilful misconduct, gross negligence or reckless disregard of his duties or failure to act in good faith or in the reasonable belief that his action was in the best interests of the Trust.

Section 5.4 Surety Bonds. No Trustee shall, as such, be obligated to give any bond or surety or other security for the performance of any of his duties.

Section 5.5 Apparent Authority. No purchaser, lender, transfer agent or other Person dealing with the Trustees or any officer, employee or agent of the Trust shall be bound to make inquiry concerning, or be liable for, the application of money or property paid, loaned or delivered to or on the duly authorized order of the Trustees or of such officer, employee or agent.

Section 5.6 Express Exculpatory Clauses in Instruments. Every note, debenture, bond. obligation, contract, instrument, certificate, Share or undertaking and every other act or thing whatsoever executed in connection with the Trust shall be conclusively presumed to have been executed or done by a Trustee or Trustees or an officer, employee or agent of the Trust only in his or their capacity as Trustee or Trustees under this Declaration of Trust or in the capacity of officer, employee or agent of the Trust. The Trustees shall cause every note, debenture, bond, obligation, contract, instrument, certificate, Share or undertaking made or issued by or on behalf of the Trust to refer to this Declaration of Trust and contain a recital to the effect that the obligations thereunder are not binding on, nor shall resort be had to the private property of, any of the Trustees, their employees or the Shareholders of the Trust individually, but only upon the Trustees as trustees and upon the Trust Property, and may contain any further recital which they may deem appropriate, but the omission of such recital or further recital shall not be construed to evidence an intention to impose personal liability on any of the Trustees. Shareholders, officers, employees or agents of the Trust. The Trustees shall. at all times, maintain insurance for the protection of the Trust Property, its Shareholders, Trustees, officers, employees or agents in such amount as the Trustees shall deem adequate to cover all foreseeable tort liability to the extent available at reasonable rates.

Section 5.7 Reliance on Experts, Etc. Each Trustee and each officer of the Trust shall, in the performance of his duties, be fully and completely justified and protected with regard to any act or any failure to act resulting from reliance in good faith upon the books of account or other records of the Trust, upon an opinion of counsel or upon reports made to the Trust by any of its officers or employees or by the Advisor, accountants, appraisers or other experts or consultants selected with reasonable care by the Trustees or officers of the Trust, regardless of whether such counsel or expert may also be a Trustee.

                                   ARTICLE VI

                         SHARES OF BENEFICIAL, INTEREST

Section 6.1 Description of Shares. The Trust shall have authority to issue Shares of beneficial interest, having a par value of $1.00 per Share and Shares of preferred stock having a par value of $1.00 per Share. No Shares shall be issued for a consideration having a fair value of less than the aggregate par value of such Shares. All Shares duly issued hereunder shall be deemed fully paid, and no assessment shall ever be made upon Shareholders except against holders of Shares as to which the entire par value has not been paid in, but only to the extent of such unpaid par value.

The number of Shares of beneficial interest authorized hereunder is unlimited. All Shares of beneficial interest shall have equal non-cumulative voting, distribution, liquidation and other rights, and shall have no preference, conversion, exchange, preemptive or redemption rights.

The number of Shares of preferred stock authorized hereunder is 3,000,000. The preferred stock may be issued, from time to time, in one or more series as authorized by the Board of Trustees. Prior to issuance of a series, the Board of Trustees by resolution shall designate that series to distinguish it from other series and classes of stock of the Trust, shall specify the number of shares to be included in the series, and shall fix the terms, rights, restrictions, qualifications of the shares of the series, including any preferences, voting powers, dividend rights and redemption, sinking fund and conversion rights. Subject to the express terms of any other series of Preferred Stock outstanding at the time, the Board of Trustees may increase or decrease the number of shares or alter the designation or classify or reclassify any unissued shares of a particular series of preferred stock by fixing or altering in any or more respects from time to time before issuing the shares any terms, rights, restrictions and qualifications of the shares.

Section 6.2 Shares Represent Beneficial Interest or Preferred Interest. It is the intention of the Trustees to create only the relationship of Trustee and beneficiary between the Trustees and each Shareholder from time to time, and to give each Shareholder only such rights and to impose upon him only such obligations as are conferred or imposed upon him as a beneficiary hereunder. It is not the intention of the Trustees to create a general partnership, limited partnership, joint stock association, corporation, bailment or any form of legal relationship other than a business trust.

Nothing in this Declaration of Trust or in the certificates of Shares shall be construed to make the holders of said certificates, either by themselves or with the Trustees, partners or members of an association other than a business trust.

Section 6.3 Certificates and Transfer. Every Shareholder shall be entitled to receive a certificate, in such form as the Trustees shall from time to time approve, specifying the number of Shares held by such Shareholder. Except as provided by Sections 6.20 and 6.21, such certificates shall be treated as negotiable and title thereto, and to the Shares represented hereby shall be transferred by delivery thereof to the same extent in all respects as stock certificates, and the Shares represented thereby, of a Massachusetts business corporation. Unless otherwise determined by the Trustees and except as provided in Section 3,6 hereof, such certificates shall be signed by the President and Secretary, and shall be countersigned by a transfer agent, and registered by a registrar, if any. There shall be filed with each transfer agent and registrar, if any, a copy of the authorized form of certificate, certified by the President and Secretary, and such form shall continue to be used unless and until the Trustees approve some other form. Certificates for Shares shall bear the legend required by Section 6.20.

6.4 Issuance of Shares and Fractional Shares. The Trustees, in their discretion, may from time to time without vote of the Shareholders issue Shares, in addition to the then issued and outstanding Shares and Shares held in the treasury, to such party or parties and, except as required in Section 6.1 hereof, for such payment, property or other consideration, at such time or times, and on such terms as the Trustees may deem best, and may in such manner acquire other assets (including the acquisition of assets subject to and in connection with the assumption of liabilities). In connection with any issuance of Shares, the Trustees may issue fractional Shares or may provide for the issuance of scrip for fractions of Shares and determine the terms of such scrip including, without limiting the generality of the foregoing, the time within which any such scrip must be surrendered for exchange into Shares and the rights, if any, of holders of scrip upon the expiration of the time so fixed, the rights, if any, to receive proportional distributions, and the rights, if any, to redeem scrip for cash, or the Trustees may in their discretion, or if they see fit at the option of each holder, provide in lieu of scrip for the adjustment of fractions in cash. The provisions of Section 6.3 and Section 6.20 hereof relative to certificates for Shares shall apply so far as appropriate to such scrip, except that such scrip may in the discretion of the Trustees be signed by a transfer agent alone notwithstanding that there is then a registrar for the Shares.

Section 6.5 Shareholder Register. A register shall be kept by or on behalf of the Trustees, under the direction of the Trustees, which shall contain the names and addresses of the Shareholders; the number of Shares held by each of them; the number of the certificates representing such Shares; and a record of all transfers thereof. Only Shareholders whose certificates are so recorded shall be entitled to vote, receive dividends or distributions, or otherwise to exercise or enjoy the rights of Shareholders. No Shareholder shall be entitled to receive payment of any dividend or distribution, nor to have notice given to him as herein provided, until he has given his address to a transfer agent or such other officer or agent of the Trustees as shall keep the register for entry thereon.

Section 6.6 Transfer Agents and Registrars. The Trustees shall have power to employ a transfer agent or transfer agents and registrar or registrars. The transfer agent or transfer agents may keep the register provided for in Section
6.5 hereof and record therein the original issues and transfers, if any, of Shares and countersign certificates of Shares issued to the persons entitled to the same. Any such transfer agent or transfer agents and registrar or registrars shall perform the duties usually performed by transfer agents and registrars of certificates of stock in a corporation, except as modified by the Trustees. In accordance with the usual custom of corporations having a transfer agent, signed certificates for Shares in blank may be deposited with any transfer agent of the Trust, to be used by the transfer agent in accordance with the authority conferred upon it as occasion may require, and in doing so the signers of such certificates shall not be responsible for any loss resulting therefrom.

Section 6.7 Method of Transfer. Shares shall be transferable on the records of the Trust, other than by operation of law, only by the record holder thereof or by his agent thereunto duly authorized in writing, upon delivery to the Trustees or a transfer agent of the Trust of the certificate therefor, properly endorsed or accompanied by a duly executed instrument of transfer, with all transfer taxes affixed, together with such evidence of the genuineness of each such endorsement, execution, and authorization and of other matters as may reasonably be required by the Trust or the transfer agent. Upon such delivery the transfer shall be recorded on the register of the Trust and a new certificate for the Shares so transferred shall be issued to the transferree, and in case of a transfer of only a part of the Shares represented by any certificate, a new certificate for the residue thereof, shall be issued to the transferor. But until such record is made, the Shareholder of record shal1 be deemed to be the holder of such Shares for all purposes hereof and neither the Trustees nor any transfer agent or registrar nor any officer or agent of the Trust shall be affected by any notice of the proposed transfer. This Section 6.7 is subject in all respects to the provisions of Section 6.20 and 6.21 hereof.

Section 6.8 Transfers by Operation of Law. Any person becoming entitled to any Shares in consequence of the death, bankruptcy or incompetence of any Shareholder, or otherwise by operation of law, shall be recorded as the holder of such Shares and receive a new certificate therefor upon production of the proper evidence thereof and delivery of the existing certificate to the Trustees or a transfer agent of the Trust. But until such record is made, the Shareholder of record shall be deemed to be the holder of such Shares for all purposes hereof and neither the Trustees nor any transfer agent or registrar nor any officer or agent of the Trust shall be affected by any notice of such death, bankruptcy or incompetence, or other event. This Section 6.8 is subject in all respects to the provisions of Sections 6.20 and 6.21 hereof.

Section 6.9 Form of Ownership of Shares. The Trustee may treat two or more Persons holding any Shares as joint tenants of the entire interest unless their ownership is expressly otherwise recorded on the register of the Trust provided for in Section 6.5 hereof, but no entry shall be made in the register or in any certificates that any person is in any other manner entitled to any future. limited, or contingent interest in any Shares; provided, however, that any Person recorded as a holder of any Shares may, subject to the provisions hereinafter contained, be described in the register provided for in Section 6.5 hereof or in any certificate as a fiduciary of any kind and any customary words may be added to the description of the holder to identify the nature of such fiduciary relationship.

Section 6.10 Limitation of Trustees' Duty to Inquire. The Trustees shall not, nor shall the Shareholders, or any officer, transfer agent or other agent of the Trust or of the Trustees, be bound to see to the execution of any trust, express, implied or constructive, or of any charge, pledge or equity to which any of the Shares or any interest therein are subject or to ascertain or inquire whether any sale or transfer of any such Shares or interests therein by any such Shareholder or his personal representatives is authorized by such trust, charge, pledge or equity, or to recognize any person as having any interest therein except for the Persons recorded as such Shareholders. The receipt of the Person in whose name any Share is recorded, or, if such Share is recorded in the names of more than one Person, the receipt of any one of such Persons, or, the receipt of the duly authorized agent of any such Person shall be a sufficient discharge for all dividends and other money and for all shares, notes, debentures, bonds, obligations, scrip, and other property payable. issuable or deliverable in respect of any such Share and from all liability to see to the proper application thereof.

Section 6.11 Replacement of Lost Certificates. If any certificate representing Securities of the Trust shall be lost, stolen, destroyed or mutilated, the Trustees, upon submission of evidence satisfactory to them of such fact, may issue a new certificate representing such Securities and in that connection may require a bond of indemnity satisfactory to them.

Section 6.12 Dividends, Distributions and Retained Earnings. Subject to the rights of the holders of shares of preferred stock the Trustees may from time to time declare and pay to the holders of shares of beneficial interest, in proportion to their respective ownership of shares of beneficial interest, out of the earnings, profits, surplus, capital or assets in the hands of the Trustees, such dividends or other distributions as they see fit. The declaration and payment of such dividends or other distributions and the determination of earnings, profits, surplus and capital available for dividends and other purposes shall lie wholly in the discretion of the Trustees and no Shareholder shall be paid any dividend or receive any distribution, except as determined by the Trustees in the exercise of said discretion. In the event the Trust is being operated as a "real estate investment trust" as described in the REIT Provisions of the Internal Revenue Code, the Trustees shall endeavor from time to time to declare and pay such dividends and distributions as shall be necessary for the Trust to qualify for the tax benefits accorded a real estate investment trust under the REIT Provisions of the Internal Revenue Code. The Trustees may, in addition. from time to time in their discretion, declare and pay as dividends or other distributions such additional amounts, whether or not out of earnings, profits or surplus available therefor, sufficient to enable the Trust to avoid or reduce its liability for Federal income taxes, inasmuch as the computations of net income and gains for Federal income tax purposes may vary from the computations thereof on the books of the Trust. Any or all such dividends or other distributions may be made, in whole or in part, in cash, property or other assets of the Trust, or in senior or subordinated secured or unsecured evidences of indebtedness of the Trust, as the Trustees may in their sole discretion from time to time determine. The Trustees may also distribute to the Shareholders, in proportion to their respective ownership of Shares, additional Shares in such manner and on such terms as they may deem proper. The Trustees. except as otherwise required by this Section 6.12, may always retain from the net profits such amounts as they may deem necessary to pay the debts and expenses of the Trust, to meet obligations of the Trust, to establish reserves, or as they may deem desirable to use in the conduct of its affairs or to retain for future requirements or extensions of the business.

Section 6.13 Statement of Source of Distributed Funds. On an annual basis, the Trustees shall furnish Shareholders with a statement in writing, for tax purposes, advising as to the source of any funds distributed to Shareholders so that distributions of ordinary income, return of capital and capital gains income will be clearly distinguished. Such statements shall be forwarded to Shareholders no later than March 31 in each year.

Section 6.14 Shareholders Notices. Any and all notices to which any Shareholder hereunder may be entitled and any and all communications shall be deemed duly served or given if mailed, postage prepaid, addressed to any Shareholder of record at his last known address as recorded on the register provided for in
Section 6.5 hereof.

Section 6.15 Purchase of Trust Shares. The Trustees may, on behalf of the Trust, purchase or otherwise acquire outstanding Shares in the Trust from time to time for such consideration and on such terms as they may deem proper. Shares so purchased or acquired by the Trustees on behalf of the Trust shall not, so long as they belong to the Trust, receive dividends or distributions, or be entitled to any voting rights or be deemed outstanding for any purpose hereunder. Such Shares may in the discretion of the Trustees be cancelled and the number of Shares issued thereby reduced, or such Shares may in the discretion of the Trustees be held in the treasury and may be disposed of by the Trustees at such time or times, to such party or parties and for such consideration as the Trustees may determine. Shares cancelled pursuant to this Section 6.15 are restored to the status of authorized but unissued shares.

Section 6.16 Trustees May Purchase or Sell Shares. The Trustees, or any of them, may in their individual capacity purchase and otherwise acquire or sell and otherwise dispose of Shares or other Securities of the Trust and in so doing shall be subject to the same limitations as a director of a Massachusetts corporation.

Section 6.17 Information from Holders of Securities of the Trust. In the event the Trust is being operated as a "real estate investment trust" as described in the REIT Provision of the Internal Revenue Code, holders of Securities of the Trust shall upon demand disclose to the Trustees in writing such information regarding actual and constructive ownership of Securities of the Trust as the Trustees deem reasonably necessary to comply with the REIT Provisions of the Internal Revenue Code or the provisions of any other applicable law.

Section 6.18 Warrants. The Trustees, in their discretion, may from time to time without vote of the Shareholders issue warrants to purchase Shares which shall entitle the holders thereof to subscribe to Shares and/or fractional Shares or scrip at such time or times and on such terms as the Trustees may prescribe including, without limiting the generality of the foregoing, the times within which any such warrants must be exercised, any provision for redemption of warrants by the Trust and the consideration to be paid for such Shares. Warrants may be issued to such parties and for such consideration as the Trustees may from time to time determine (including the issuance of detachable or nondetachable warrants as an inducement to persons acquiring or underwriting any Securities of the Trust). The provisions of Section 3.6 hereof relative to certificates for Shares shall apply so far as appropriate to such warrants, except that such warrants may, in the discretion of the Trustees, be signed by the transfer agent or warrant agent only.

Notwithstanding the foregoing, no warrant, option or other similar right to buy Securities of the Trust may be issued at an exercise price less than the fair market value of such Securities at the time of the issuance thereof except as part of a public offering or of a ratable issue to the holders of a class of Securities of the Trust.

Section 6.19 No Pre-emptive Rights. Shareholders shall have no pre-emptive rights with respect to any Shares, warrants, evidences of indebtedness (convertible or otherwise) or other Securities of the Trust sold, offered or issued at any time and no offering of any securities of the Trust need to be made to Shareholders or any of them.

Section 6.20 Redemption and Stop Transfers for Tax Purposes. In the event the Trust is being operated as a "real estate investment trust"' as described in the REIT Provisions of the Internal Revenue Code and if the Trustees shall at any time and in good faith be of the opinion that direct or indirect ownership of Equity Securities of the Trust has or may become concentrated to an extent which is contrary to the requirements of the REIT Provisions of the Internal Revenue Code, the Trustees shall have the power, in their sole discretion, to refuse to sell, transfer or deliver Shares to any person, corporation, partnership, trust or any other legal entity, or to call for redemption from the person or entity whose most recent acquisition or purchase of Shares resulted in a concentration of Shares which is believed to be contrary to the REIT Provisions of the Internal Revenue Code, a number of Shares held by such person or entity sufficient in the opinion of the Trustees to bring the direct or indirect ownership of Shares of the Trust into conformity with the requirements of the REIT Provisions of the Code. The redemption price shall be equal to the fair market value of the Shares as reflected in the closing bid price for the Shares on the American Stock Exchange as of the date fixed for redemption. From and after the date fixed for redemption by the Trustees, the holder of any Shares so called for redemption shall cease to be entitled to dividends, voting rights and other benefits with respect to such Shares, except only the right to payment of the redemption price fixed as aforesaid.

Each certificate evidencing Equity Securities shall contain a legend imprinted thereon to the following effect, or such other legends as the Trustees may from time to time adopt:

          Provisions Relating to Redemption and Prohibition of Transfer

         If necessary to effect compliance by the Trust with certain requirements of the Internal Revenue Code, the Securities represented by this Certificate are subject to redemption by the Trustees of the Trust and the transfer thereof may be prohibited upon the terms and conditions set forth in the Declaration of Trust. The Trust will furnish a copy of such terms and conditions to the registered holder of this Certificate upon request and without charge.

Section 6.21 Issuance of Units. Notwithstanding any other provision of this Declaration of Trust, the Trustees may issue from time to time units consisting of different Securities of the Trust. Any Security issued in any such unit shall have the same characteristics and shall entitle the registered holder thereof to the same rights as any identical Securities issued by the Trustees, except that the Trustees may provide (and may cause a notation to be placed on the certificate representing such unit or Securities of the Trust issued in any such unit) that for a specified period not to exceed one year after issuance, Securities of the Trust issued in any such unit may be transferred upon the books of Trust only in such unit.

                                   ARTICLE VII

                             RIGHTS OF SHAREHOLDERS

Section 7.1 Limits of Shareholder Interest. The ownership of the Trust Property of every description and the right to conduct any business hereinbefore described are vested exclusively in the Trustees, and the Shareholders shall have no interest therein other than the interest conferred by their Shares, and they shall have no right to call for any partition or division of any property, profits, rights or interests of the Trust nor can they be called upon to share or assume any losses of the Trust or suffer an assessment of any kind by virtue of their ownerhsip of Shares. The Shares shall be personal property giving only the rights in this Declaration of Trust and in the certificates for Shares specifically set forth. Notwithstanding any other provisions hereof, all real estate at any time forming part of the Trust Property shall be held upon trust subject to sale and conversion into personal estate at such time or times and in such manner and upon such terms as the Trustees shall approve, but the Trustees shall have power, until the termination of this Trust, to postpone such conversion so long as they in their uncontrolled discretion shall think fit, and for the purpose of determining the nature of the interest of the Shareholders therein, all such real estate shall at all times be considered as personal estate; and the real estate and personal property comprising the trust estate shall constitute a single fund.

Section 7.2 Death of Shareholder. The death of a Shareholder during the continuance of this Trust shall not terminate the Trust nor give his legal representatives a right to an accounting or to take any action in the courts or otherwise against other Shareholders or the Trustees or the property held hereunder, but shall simply entitle the legal representatives of the deceased Shareholder to demand and receive, pursuant to Section 6.8 hereof, a new certificate for Shares in place and upon surrender of the certificate held by the deceased Shareholder, and upon the acceptance of such new certificate such legal representatives shall succeed to all the rights of the deceased Shareholder under this Trust.

Section 7.3 Meetings of Shareholders.

(a) Annual Meetings. Annual meetings of the Shareholders shall be held on such date at such place within or without the Commonwealth of Massachusetts on such day and at such time as the Trustees shall designate. The business transacted at such meeting shall include the election of Trustees and may include the transaction of such other business as Shareholders may be entitled to vote upon as hereinafter provided in this Article or as the Trustees may determine. The holders of a majority of outstanding Shares entitled to vote present in person or by proxy shall constitute a quorum at any annual or special meeting. Failure to hold the Annual Meeting shall not work a forefeiture or affect the existence of the Trust, nor shall such failure affect valid acts of the Trust. The first Annual Meeting of Shareholders shall be held within six months after the end of the first full fiscal year of the Trust. In the event that an Annual Meeting is not held in a year as above provided in this Section 7.3, a Special Meeting of Shareholders may be held in lieu thereof with all the force and effect of an Annual Meeting.

(b) Special Meetings. Special meetings of the Shareholders may be called at any time by the President or a majority of the Trustees and shall be called by the Secretary of the Trust upon written request of Shareholders holding in the aggregate not less than 20% of the outstanding Shares having voting rights, such request specifying the purpose or purposes for which such meeting is to be called. Any such meeting shall be held within or without the Commonwealth of Massachusetts on such day and at such time as the Trustees shall designate. In case none of the officers is able and willing to call a special meeting, Shareholders holding in the aggregate not less than 20% of the outstanding Shares having voting rights may bring an action in the appropriate court in the Commonwealth of Massachusetts to authorize one or more of such Shareholders to call a meeting by giving such notice as is required by law.

(c) Shareholder Action by Written Consent. Any action required herein to be taken by Shareholders at a meeting may be taken without a meeting if a majority of the Shareholders entitled to vote on the matter (or such larger portion thereof as shall be required by any express provision of this Declaration of Trust) consent to the action in writing and the written consents are filed with the records of the meeting of Shareholders. Such consent shall be treated for all purposes as a vote taken at a meeting of Shareholders.

Section 7.4 Notice of Meetings. Notice of all meetings of the Shareholders stating the time, place and purpose of such meeting shall be mailed or delivered by a Trustee or Trustees or an officer or agent of the Trust to each Shareholder at his registered address at least ten (10) days and not more than sixty (60) days before the meeting. No business shall be transacted at any Special Meeting of Shareholders unless notice of such business has been given in the notice of the meeting. An adjourned meeting may be held as adjourned without further notice.

Section 7.5 Majority for Quorum. The presence in person or by proxy of the holders of a majority of the Shares issued, outstanding and entitled to vote, shall be necessary to constitute a quorum at all Shareholders' meetings for the transaction of business. If a quorum shall not be present, a majority of the Shareholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn from time to time the meeting until a quorum shall be present or represented. At any adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified.

Section 7.6 Voting Rights of Shareholders. At all meetings of Shareholders each holder of Beneficial Shares shall be entitled to cast one vote for each Share of beneficial interest owned upon each Matter presented for vote. At all meetings of Shareholders each share of Preferred Stock shall have such vote, if any, as shall be determined by the Board of Trustees in accordance with Section 6.1 hereof. The Shareholders shall be entitled to vote only upon the following matters: (a) election of Trustees as provided in Section 2.2 hereof; (b) removal and election of Trustees as provided in Sections 2.3 hereof, (c) amendment of this Declaration of Trust or termination of this Trust as provided in Section
8.1 hereof; (d) any merger or consolidation of the Trust or the sale, lease or exchange of all or substantially all of the property and assets of the Trust, including its good will, as provided in Section 8.2; (e) termination as provided in Section 3.26 hereof of any agreement entered into pursuant thereto; and (1) to the same extent as the shareholders of a Massachusetts business corporation, on the question of whether or not a court action, proceeding or claim should be brought or maintained derivatively or as a class action on behalf of the Trust or its Shareholders. Except as otherwise expressly provided herein, each such matter shall require the affirmative vote of the holders of not less than a majority of the Shares then outstanding and entitled to vote. Except with respect to the foregoing matters specified in this Section 7.6 which the specified Shareholders' vote shall determine the Trustees' action, no action taken by the Shareholders at any meeting shall in any way bind the Trustees.

Section 7.7 Record Date for Meetings. For the purpose of determining the Shareholders who are entitled to vote or act at any meeting or any adjournment thereof, or who are entitled to participate in any dividend or distribution, or for the purpose of any other action, the Trustees may from time to time close the transfer books for such period, not exceeding 30 days, as the Trustees may determine; or without closing the transfer books the Trustees may fix a date not more than 60 days prior to the date of any meeting of Shareholders or dividend payment or other action as a record date for the determination of Shareholders entitled to vote at such meeting or any adjournment thereof or to receive such dividend or to be treated as Shareholders of record for purposes of such other action, and any Shareholder who was a Shareholder at the time so fixed shall be entitled to vote at such meeting or any adjournment thereof or to receive such dividend, even though he has since that date disposed of his Shares, and no Shareholder becoming such after that date shall be so entitled to vote at such meeting or any adjournment thereof or to receive such dividend or to be treated as a Shareholder of record for purposes of such other action.

Section 7.8 Proxies. At any meeting of the Shareholders, any Shareholder entitled to vote therefore may vote by proxy, provided, however that no proxy shall be voted at any meeting unless it shall have been filed with the Secretary of the Trust before the time set for the commencement of the meeting, or at such time prior to the commencement of the meeting as ma} be fixed by the By-Laws of the Trust as the Secretary may direct. Neither fractional Shares nor scrip shall be entitled to any vote. When any full Share is held jointly' by several persons, any one of them may vote at any meeting in person or by proxy in respect of such Share, but if more than one of them shall be present at such meeting in person or by proxy in respect of such Share, and such joint owners or their proxies so present disagree as to any vote to be cast, such vote shall not be received in respect of such Share. If the holder of any such Share is a minor or a person of unsound mind. and subject to guardianship or to the legal control of any other person as regards the charge or management of such Share, he may vote by his guardian or such other person appointed or having such control, and such vote may be given in person or by proxy. A proxy purporting to be executed by or on behalf of a Shareholder shall be deemed valid unless challenged at or prior to its exercise, and the burden of proving invalidity shall rest upon the challenger.

Section 7.9 Reports. The Trustees shall cause to be prepared at least annually a report of operations containing a balance sheet and statement of income and undistributed income of the Trust prepared in conformity with generally accepted accounting principles and an opinion of an independent certified public accountant or independent public accountant on the financial statements based on an examination of the books and records of the Trust, and made in accordance with generally accepted auditing standards. -A signed copy of such report and opinion shall be filed with the Trustees within 90 days after the close of the period covered thereby, and with any state securities or "Blue Sky" administrator or other similar authority who requests that such report be filed. Copies of such reports shall be mailed to all Shareholders of record within 120 days of the period covered by the report, and in any event within a reasonable period preceding the annual meeting of Shareholders. The Trustees shall, in addition, furnish to the Shareholders, promptly after the end of each of the first three quarterly periods of every fiscal year, an interim report containing an unaudited balance sheet of the Trust as at the end of such quarterly period and a statement of income and surplus for the period from the beginning of the current fiscal year to the end of such quarterly period. The Trustees shall also file with any state securities or "Blue Sky" administrator or similar authority who requests it, a copy of said interim report.

Section 7.10 Inspection of Records. The records of the Trust shall be open to inspection by Shareholders to the same extent as is permitted shareholders of a Massachusetts business corporation. Any federal or state securities or "Blue Sky" administrator or other similar authority shall have the right, at reasonable times during business hours and for proper purposes, to inspect the books of account of the Trust and the records of the meetings of Shareholders and Trustees.

                                  ARTICILE VIII

                        AMENDMENT OR TERMINATION OF TRUST

Section 8.1 Amendment or Termination. The provisions of this Declaration of Trust may be amended or altered (except as to the limitations of personal liability of the Shareholders and Trustees, the requirement of an exculpatory recital contained in Section 5.6 hereof and the prohibition of assessments upon Shareholders), or the Trust may be terminated at any meeting of Shareholders called for the purpose, by the affirmative vote of the holders of not less than a majority of the Shares then outstanding and entitled to vote, or by an instrument or instruments in writing, without a meeting, signed by a majority of the Trustees and the holders of not less than a majority of the Trustees and the holders of not less than a majority of such Shares; provided, however, that, with the advice of counsel, the Trustees may, from time to time by a two-thirds vote of the Trustees, amend or alter the provisions of this Declaration of Trust (except as to the limitations of personal liability of the Shareholders and Trustees, the requirement of an exculpatory recital contained in Section 5.6 hereof and the prohibition of assessments upon Shareholders), without the vote or assent of the Shareholders, in the event the Trust is being operated as a "real estate investment" as described in the REIT Provisions of the Internal Revenue Code, to the extent deemed b} the Trustees in good faith to be necessary to meet the requirements for qualification as a real estate investment trust under the REIT Provisions of the Internal Revenue Code or any interpretation thereof by a Cowl or other governmental agency of competent jurisdiction. Notwithstanding the foregoing, no amendment may be made pursuant to this Section
8.1 which would change any rights with respect to any outstanding shares of the Trust by reducing the amount payable thereon upon liquidation of the Trust or by diminishing or eliminating any voting rights pertaining thereto, except with the vote or written consent of the holders of two-thirds of the outstanding Shares entitled to vote thereon. Notice of any amendment to the Trust effected otherwise than by Shareholder vote shall be given to all Shareholders within 15 days after the date such amendment becomes effective.

At the next meeting of Shareholders after the Trustees shall have notified the Shareholders that an amendment to the Declaration of Trust has been effected otherwise than by Shareholder vote, there shall be submitted to the Shareholders for their approval or disapproval by the affirmative vote of the holders of not less than a majority of the Shares then outstanding and entitled to vote the question as to whether such amendment should be rescinded.

Upon the termination of the Trust pursuant to this Section 8.1:

(a) The Trust shall carry on no business except for the purpose .of winding up its affairs.

(b) The Trustees shall proceed to wind up the affairs of the Trust and all of the powers of the Trustees under this Declaration of Trust shall continue until the affairs of the Trust shall have been wound up, including the power to fulfill or discharge the contracts of the Trust, collect its assets, sell, convey, assign, exchange, transfer or otherwise dispose of all or any part of the remaining Trust Property to one or more persons at public or private sale for consideration which may consist in whole or in part of cash, securities or other property of any kind, discharge or pay its liabilities, and do all other acts appropriate to liquidate its business; provided, however that any sale, conveyance, assignment, exchange, transfer or other disposition of all or substantially all of the Trust Property shall require approval of the principal terms of the transaction and the nature and amount of the consideration by affirmative vote of not less than a majority of all outstanding Shares entitled to vote.

(c) After paying or adequately providing for the payment of all liabilities, and upon receipt of such releases, indemnities and refunding agreements as they deem necessary for their protection, the Trustees may distribute the remaining Trust Property, in cash or in kind or partly each, among the Shareholders according to their respective rights.
Upon termination of the Trust as provided in this Section 8.1, a majority of the Trustees shall execute and lodge among the records of the Trust and with the Secretary of the Commonwealth of Massachusetts an instrument in writing setting forth the fact of such termination, and the Trustees shall thereupon be discharged from all further liabilities and duties hereunder, and the right, title and interest of all Shareholders shall cease and be cancelled and discharged.

Section 8.2 Power to Effect Reorganization. The Trustees, after receiving an affirmative vote of not less than a majority of the Shares then outstanding and entitled to vote may select or direct the organization of a corporation, association, trust or other organization with which the Trust may merge, or which shall take over the Trust property and carry on the affairs of the Trust. The Trustees may effect such merger or may sell, convey and transfer the Trust Property to any such corporation, association, trust or organization in exchange for hares or securities thereof, or beneficial interest therein with the assumption by such transferee of the liabilities of the Trust; and thereupon the Trustees shall terminate the Trust and deliver such shares, securities or beneficial interest ratably among the Shareholders of this Trust in redemption of their Shares.

Section 8.3 Compliance with Internal Revenue Code. (a) In the event the Trust is being operated as a "real estate investment trust" as described in the REIT Provisions of the Internal Revenue Code, the provisions of this Declaration of Trust giving the Shareholders the right to elect Trustees and the right to amend and terminate the Trust shall be subject to the requirements of the Internal Revenue Code. If any provision granting or limiting such Shareholders' rights shall conflict with the requirements of Sections 856, 857 or 858 of the Internal Revenue Code, such provision shall be deemed to be void and without any force or effect ab initio, but any action taken pursuant to any such provision shall have been validly taken upon the vote of the Trustees required hereunder. In the event that the provision relating to the election of Trustees by the Shareholders of the Trust shall be deemed to be without force or effect, the Trustees then in office shall be deemed to be the acting Trustees until such time as the successor Trustees have been named and accepted their appointments. At the next meeting of Shareholders after the Trustees shall have notified the Shareholders that any or all of the Shareholders' rights hereunder created such a conflict and, therefore, are without force and effect, there shall be submitted to the Shareholders for their approval or disapproval by the affirmative vote of the holders of not less than a majority of the Shares then outstanding and entitled to vote the question as to whether such Shareholders' right or rights should be restored. If the Shareholders vote to restore such right or rights, the Trustees, without the necessity of further Shareholder action, shall promptly take all action necessary to effect any amendments to the Declaration of Trust necessary to restore such right or rights.

(b) If any provisions of this Declaration of Trust shall be held invalid or unenforceable in. any jurisdiction; such invalidity or unenforceability shall attach only to such provision in such jurisdiction and shall not in any manner affect or render invalid or unenforceable such provision in any other jurisdiction or any other provision of this Declaration of Trust in any jurisdiction.

Section 8.4 Trustees May Terminate Prior to Effective Date. Notwithstanding any other provision hereof, until such time as a Registration Statement under the Securities Act of 1933, as amended, covering the first public offering of Securities of the Trust shall have become effective, this Declaration of Trust may be terminated or amended in any respect by the affirmative vote of a majority of the Trustees or by an instrument signed by a majority of the Trustees.

                                   ARTICLE IX

                                  MISCELLANEOUS

Section 9.1 Recording. This Declaration of Trust is executed by the Trustees and is delivered in the Commonwealth of Massachusetts and with reference to the laws thereof, and the rights of all parties and the construction and effect of every provision hereof shall be subject to and construed according to the laws of said Commonwealth. As soon as reasonably practicable after its execution, this Declaration of Trust and any amendment hereto shall be filed with the Secretary of the Commonwealth of Massachusetts and shall be recorded with the Clerk of the City of Boston, Massachusetts, and in all other offices in which such recording may be required from time to time by the laws of the commonwealth of Massachusetts to qualify the Trust as a Business Trust under the provisions of Chapter 182 of the Massachusetts General Laws, and in the office of the county recorder of any county where land and/or improvements thereon owned by the Trust are located. The Trustees shall also cause to be filed with the Secretary of the Commonwealth appropriate instruments disclosing changes in the persons who are Trustees of the Trust, but such filing shsll not be deemed a condition to the effectiveness of, and the failure to so file shall not be deemed to invalidate, any election or appointment of any person as a Trustee or the resignation or removal of a Trustee.

Each amendment filed to this Declaration of Trust shall be accompanied by a certificate signed and acknowledged by a Trustee stating that such action was duly taken in a manner provided herein; and unless such amendment or such certificate filed with the Secretary of the Commonwealth of Massachusetts sets forth some earlier or later time for the effectiveness of such amendment, such amendment shall be effective upon its filing with the Secretry of said Commonwealth. A restated Declaration, containing the original Declaration and all amendments theretofore made, may be executed any time or from time to time by a majority of the Trustees and shall, upon filing with the Secretary of the Commonwealth of Massachusetts, be conclusive- evidence of all amendments contained therein and may thereafter be referred to in lieu of the original Declaration and the various amendments thereto.

Section 9.2 Counterparts. This Declaration of Trust and any amendment hereof may be simultaneously executed in several counterparts, each of which so executed shall be deemed to be an original, and such counterparts together shall constitute one and the same instrument, which shall be sufficiently evidenced by any such counterpart.

Secton 9.3 Reliance By Third Parties. Any certificate executed by a person who, according to the records of the Trust or according to the records of the Secretary of the Commonwealth of Massachusetts, appears to be a Trustee hereunder, certifying to: (a) the number or identity of Trustees or Shareholders. (b) the due authorization of the execution of any instrument or writing or the due authorization of any action taken or to be taken by any Trustee, officer, agent or employee of the Trust, (c) the form of any vote passed at a meeting of Trustees or Shareholders, (d) the fact that the number of Trustees or Shareholders present at any meeting or executing any written instrument satisfies the requirements of this Declaration of Trust, (e) the form of any By-Law adopted by or the identity of any officers elected by the. Trustees, or .{l) the existence of any fact or facts which in any manner relate to the affairs of the Trust, shall be conclusive evidence as to the matters so certified in favor of any person dealing with the Trustees or any of them and the successors of such person.

Section 9.4 Governing Law. This Declaration of Trust is executed by the Trustees and delivered in the Commonwealth of Massachusetts and with reference to the laws thereof, and the rights of all parties and the validity, construction and effect of every provision hereof shall be subject to and construed according to the laws of said Commonwealth.

Section 9.5 Construction of Trust Instrument. In the construction of this Declaration of Trust, whether or not so expressed, words used in the singular or in the plural respectively include both the plural and singular, words denoting males include females and words denoting persons include individuals, firms, associations, companies (joint stock or otherwise), trusts and corporations, unless a contrary intention is to be inferred from or required by the subject matter or context. The cover, title. headings of different parts hereof, the table of contents, the index of definitions and the marginal notes. if any, are inserted only for convenience of reference and are not to be taken to be any part hereof or to control or affect the meaning, construction, interpretation or effect hereof


                                    ARTICLE X

                                DURATION OF TRUST

Section 10.1 Duration. Subject to possible termination in accordance with the provisions of Article VIII hereof, the Trust created hereby shall continue until the expiration of 20 years after the death of the last survivor of the initial Trustees named herein and the following named


      Name                           Birthday                  Parents' Name                       Address
--------------------------------------------------------------------------------------------------------------------

Kory Lewis Berg                    May 5, 1960            Kenneth & Mildred E. Berg       8 Fairway Drive
                                                                                          Edison, New Jersey 08817

Robert Eric Berg                   Dec.9, 1962            Kenneth & Mildred E. Berg       8 Fairway Drive
                                                                                          Edison, New Jersey 08817

Lee Steven Berg                    January 6,1958         Leonard & Thelma G. Berg        6 Moraine Road
                                                                                          Edison, New Jersey 08817

Lon Thomas Berg                    Nov. 9, 1960           Leonard & Thelma G. Berg        6 Moraine Road
                                                                                          Edison, New Jersey 08817

Lori Marlane Berg                  Aug. 21, 1965          Leonard & Thelma G. Berg        6 Moraine Road
                                                                                          Edison, New Jersey 08817

Linda Louise Berg                  Aug. 21, 1965          Leonard & Thelma G. Berg        6 Moraine Road
                                                                                          Edison, New Jersey 08817

Jeffrey Michael Beck               Dec. 24, 1953          Felix M. & Doris Beck           70 Springbrook Road
                                                                                          Livingston, New Jersey 07039

Bruce David Beck                   Sept. 18, 1956         Felix M. & Doris Beck           70 Springbrook Road
                                                                                          Livingston, New Jersey 07039

Steven Paul Beck                   Oct. 21, 1960          Felix M. & Doris Beck           70 Springbrook Road
                                                                                          Livingston, New Jersey 07039

Tracey Jill Watson                 July 26, 1958          Robert E. & Ann Watson          290 N. Wyoming Avenue,
                                                                                          South Orange, New Jersey

Todd David Watson                  March 1, 1962          Robert E. & Ann Watson          290 N. Wyoming Avenue,
                                                                                          South Orange, New Jersey

Elizabeth Marmora                  April 28. 1964         Joseph J. & Virginia Marmora    907 Darlene Avenue
                                                                                          Wanamassa, New Jersey

Paul Marmora                       Mar. 23, 1966          Joseph J. & Virginia Marmora    907 Darlene Avenue
                                                                                          Wanarnassa, New Jersey

Jeffery Keith Weiner               Mar.16, 1961           David & Eileen Weiner           10 Fairview Drive
                                                                                          Middletown, New Jersey

Joanna Beth Weiner                 Aug.19, 1967           David & Eileen Weiner           10 Fairview Drive
                                                                                          Middletown, New Jersey

Erik Helistrom Freund              Jan. 8, 1966           James C. & Barbra Freund        277 West End Avenue
                                                                                          New York., New York 10023

Thomas Hagstrom                    Aug. 28, 1968          James C. & Barbra Freund        277 West End Avenue
Freund                                                                                    New York, New York 10023

Daniel Phillip                     March 7, 1956          Samuel & Eva Weiner             2 River Lane
 Weiner                                                                                   Westport, Conn. 06880

David Michel Weiner                Jan. 4, 1958           Samuel & Eva Weiner             2 River Lane
                                                                                          Westport, Conn. 06880

Sara Michelle                      Feb. 18, 1960          Samuel &. Eva Weiner            2 River Lane
 Weiner                                                                                   Westport, Conn. 06880

Louis Howard Kozloff               Jan. 13, 1971          David M. & Jeraldine            1507 Garfield Ave.
                                                           D. Kozloff                     Wyoming, Penna. 19610
----------------------------------------------------------------------------------------------------------------------



STATE OF NEW YORK  )
                   SS.:
COUNTY OF NEW YORK )

BE IT REMEMBERED, that on this 27th day of January, 1984, personally came before m a Notary Public in and for the County and State aforesaid, Fredric H. Gould, Trustee of BRT Realty Trust, and he duly executed the foregoing Declaration of Trust before me and acknowledged the said Declaration of Trust to be his act and deed and that the facts stated therein are true.

IN WITNESS WHEREOF, I have hereunto set my hand and the seal of office the day anti year aforesaid.

                                   EXHIBIT 3.4

         I, Israel Rosenzweig, a Trustee of BRT Realty Trust, a Massachusetts business trust (the "Trust"), hereby certify that at the Annual Meeting of Shareholders of the Trust held on March 2, 1988, the holders of not less than a majority of the beneficial shares, par value $3.00 per share, of the Trust outstanding voted in favor of the amendment attached hereto as Exhibit A, as set forth to the Trust's Second Amended and Restated Declaration of Trust and therefore, the amendment as set forth is hereby adopted by the Trust, effective as of the date of the filing of this certificate with the Secretary of State of the Commonwealth of Massachusetts.

         IN WITNESS WHEREOF, the undersigned, being presently a Trustee of BRT Realty Trust, has signed these presents, this 2nd day of March, 1988.

                                         /s Israel Rosenzweig
                                         --------------------
                                         Israel Rosenzweig

                                    EXHIBIT A

         There is presented below the text of a proposed new third paragraph to
Section 3.26 which will replace the existing third paragraph of Section 3.26. The proposed language enables the Trust to enter into an Advisory Agreement for an initial term of five years renewable on an annual basis by the Board of Trustees for a maximum of a five year term.

         The contract entered into by the Trustees with any Advisor may have a term of up to five full years. The term of each renewal of extension of any such contract with the same Advisor may be renewed by a majority of the Board of Trustees for a period equal to a maximum of five years. However, at a special meeting of shareholders called by the shareholders pursuant to Section 7.3 (b) herein, a majority of the outstanding Shares shall have the right to rescind the renewal of the Advisory Agreement which was authorized by the Board of Trustees at the immediately preceding Board of Trustees meeting, but any such rescission shall have no effect on the term of the Advisory Agreement, as same may have been previously renewed.

                                  EXHIBIT 21.1

SUBSIDIARIES

COMPANY                                                 STATE OF INCORPORATION
-------                                                -----------------------
Hoboken Front Corp.                                           New Jersey
Forest Green Corporation                                      New York
Realty 49 Corp.                                               New York
TRB No. 1 Corp.                                               New York
TRB No. 2 Corp.                                               New York
Blue Realty Corp.                                             Delaware
TRB No. 3 Owners Corp.                                        Wyoming
2190 Boston Post Road Realty Corp.                            New York
TRB Fairway Office Center Corp.                               Kansas
TRB Abbotts Corp.                                             Pennsylvania
TRB Ashbourne Road Corp.                                      Pennsylvania
BRT Funding Corp.                                             New York
TRB 69th Street Corp.                                         New York
TRB Lawrence Corp.                                            New York
TRB Yonkers Corp.                                             New York
TRB Hartford Corp.                                            Connecticut
TRB Atlanta LLC                                               Georgia
TRB Stroudsberg LLC                                           Pennsylvania
TRB New York Corp.                                            New York

EXHIBIT 23.1
------------


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-101681) pertaining to the 1996 Stock Option Plan of BRT Realty Trust , (Form S-8 No. 333-104461) pertaining to the 2003 Incentive Plan of BRT Realty Trust and (Form S-3 No. 333-118915) pertaining to the BRT Realty Trust Dividend Reinvestment and Share Purchase Plan of our report dated December 8, 2004, with respect to the consolidated financial statements and schedules of BRT Realty Trust included in the Annual Report (Form 10-K) for the year ended September 30, 2004.





New York, New York
December 8, 2004                              /s/
                                              Ernst & Young LLP

   Exhibit 31.1

   CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2004 of BRT Realty Trust;

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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:   December 13, 2004

                                          /s/ Jeffrey A. Gould
                                          --------------------
                                          President and Chief Executive Officer

   Exhibit 31.2

   CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2004 of BRT Realty Trust;

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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:   December 13, 2004

                                           /s/David W. Kalish
                                           -------------------
                                           Senior Vice President-Finance

Exhibit 31.3

   CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2004 of BRT Realty Trust;

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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:   December 13, 2004

                                                /s/George Zweier
                                                -------------------------
                                                Vice President and Chief
                                                Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   December 13, 2004                /s/ Jeffrey A. Gould
                                         ------------------------------
                                         Jeffrey Gould
                                         President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   December 13, 2004            /s/ David W. Kalish
                                     ------------------------------------
                                     David W. Kalish
                                     Senior Vice President-Finance

EXHIBIT 32.3

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   December 13, 2004          /s/ George Zweier
                                   ---------------------------------
                                   George Zweier
                                   Vice President and Chief Financial Officer