Form 10-Q
period 2004-12-31
BRT REALTY TRUST
filed 2005-02-08
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                    [X] Quarterly Report Pursuant to Section
                                 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2004

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                        Commission File Number 001-07172


                                BRT REALTY TRUST
                                ----------------
             (Exact name of Registrant as specified in its charter)

        Massachusetts                                          13-2755856
        -----------------------------------------------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                Identification No.)

        60 Cutter Mill Road, Great Neck, NY                        11021
        ----------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

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

                            Yes  X        No
                                ---          ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                            Yes  X        No
                                ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,715,405 Shares of Beneficial Interest,
                  $3 par value, outstanding on February 6, 2005

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements


                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)
                                                                             December 31,       September 30,
                                                                                 2004              2004
                                                                                 ----              ----
                                                                             (Unaudited)         (Audited)
                                     ASSETS

Real estate loans:
    Earning interest, including $6,824 and
      $7,305 from related parties                                             $118,360             $132,229
    Not earning interest                                                           650                3,096
                                                                              --------             --------
                                                                               119,010              135,325
   Allowance for possible losses                                                  (881)                (881)
                                                                              --------             --------
                                                                               118,129              134,444
                                                                              --------             --------
Real estate assets:
    Real estate properties net of accumulated
      depreciation of $1,759 and $1,699                                          8,742                6,212
    Investment in unconsolidated real
      estate ventures                                                            8,058                7,793
                                                                              --------             --------
                                                                                16,800               14,005
 Valuation allowance                                                              (325)                (325)
                                                                              --------             --------
                                                                                16,475               13,680
                                                                              --------             --------
Cash and cash equivalents                                                        5,528                5,746
Securities available-for-sale at fair value                                     47,894               41,491
Other assets                                                                     2,650                2,644
                                                                              --------             --------
          Total Assets                                                        $190,676             $198,005
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds                                                            $ 38,892             $ 53,862
    Mortgage payable                                                             2,591                2,609
    Accounts payable and accrued liabilities,
      including deposits of $3,484 and $3,164                                    5,418                5,798
    Dividends payable                                                            3,704                3,673
                                                                              --------             --------
          Total Liabilities                                                     50,605               65,942
                                                                              --------             --------

Shareholders' Equity:
    Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
    Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
      issued - 8,889 and 8,883 shares respectively                              26,667               26,650
    Additional paid-in capital                                                  81,877               81,769
    Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          32,887               26,162
    Unearned compensation                                                         (840)                (900)
    Retained earnings                                                           10,089                9,482
                                                                              --------             --------
                                                                               150,680              143,163
Cost of 1,231 and 1,288 treasury shares of
    beneficial interest at each date                                           (10,609)             (11,100)
                                                                              --------             --------
           Total Shareholders' Equity                                          140,071              132,063
                                                                              --------             --------

           Total Liabilities and Shareholders' Equity                         $190,676             $198,005
                                                                              ========             ========



          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                        Consolidated Statements of Income
             (Dollar amounts in thousands except per share amounts)
                                                                                   Three Months Ended
                                                                                      December 31,
                                                                                  2004             2003
                                                                                  ----             ----

 Revenues:
   Interest and fees on real estate loans, including
     $185 and $171 from related parties                                       $  4,863           $  2,570
   Operating income from real estate properties                                    577                528
   Other, primarily investment income                                              593                571
                                                                              --------           --------
       Total Revenues                                                            6,033              3,669
                                                                              --------           --------
 Expenses:
   Interest - borrowed funds                                                       667                178
   Advisor's fees, related party                                                   385                298
   General and administrative - including $187
        and $163 to related parties                                                968                798
   Other taxes                                                                     110                 74
   Operating expenses relating to real estate
     properties including interest on mortgages
     payable of $46 and $64                                                        297                303
   Amortization and depreciation                                                    68                 67
                                                                              --------           --------

        Total Expenses                                                           2,495              1,718
                                                                              --------           --------
   Income before equity in earnings of unconsolidated real
     estate ventures, gain on sale of available-for-sale securities,
     minority interest and discontinued operations                               3,538              1,951
   Equity in earnings of unconsolidated real estate ventures                        55                 43
                                                                              --------           --------
   Income before gain on sale of available-for-sale securities,
     minority interest and discontinued operations                               3,593              1,994

   Gain on sale of available-for-sale securities                                   729                720
   Minority interest                                                               (11)               (11)
                                                                              --------           --------

   Income before discontinued operations                                         4,311              2,703

   Discontinued Operations
     Gain on sale of real estate assets                                              -                591
                                                                              --------           --------
   Net income                                                                 $  4,311           $  3,294
                                                                              ========           ========

   Income per share of beneficial interest:
   Income from continuing operations                                          $    .56           $    .36
   Discontinued operations                                                           -                .08
                                                                              --------           --------

     Basic earnings per share                                                 $    .56           $    .44
                                                                              ========           ========

   Income from continuing operations                                          $    .55           $    .35
   Discontinued operations                                                           -                .08
                                                                              --------           --------
     Diluted earnings per share                                               $    .55           $    .43
                                                                              ========           ========

Cash distributions per common share                                           $    .48           $    .38
                                                                              ========           ========

   Weighted average number of common shares outstanding:
   Basic                                                                     7,662,372          7,513,383
                                                                             =========          =========
   Diluted                                                                   7,774,303          7,671,566
                                                                             =========          =========

                 See Accompanying Notes to Consolidated Financial Statements.



                                                      BRT REALTY TRUST AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                 (Unaudited)
                                                (Amounts in Thousands except for Per Share Data)



                                                                   Accumulated
                                           Shares of   Additional   Other Com-     Unearned
                                           Beneficial   Paid-In     prehensive      Compen-    Retained    Treasury
                                            Interest    Capital       Income        sation     Earnings     Shares      Total
                                            --------    -------       ------        ------     --------     ------      -----


Balances, September 30, 2004                $26,650     $81,769       $26,162      $ (900)     $  9,482    $(11,100)   $132,063

Shares issued - purchase plan                    17         111             -           -             -           -         128

Distributions - common share
      ($.48 per share)                            -           -             -           -        (3,704)          -      (3,704)

Exercise of stock options                         -           1             -           -             -         491         492

Forfeiture of restricted stock                    -          (4)            -           4             -           -           -

Compensation expense -
      restricted stock                            -           -             -          56             -           -          56

Net income                                        -           -             -           -         4,311           -       4,311
     Other comprehensive
      income - net unrealized
      gain on available-for-sale
      securities (net of reclassi-
      fication adjustment for
      gains included in net
      income of $729)                             -           -         6,725           -             -           -       6,725
                                                                                                                          -----
Comprehensive income                              -           -             -           -             -           -      11,036
                                            -----------------------------------------------------------------------------------
Balances, December 31, 2004                 $26,667     $81,877       $32,887    $   (840)      $10,089    $(10,609)   $140,071
                                            ===================================================================================
























          See Accompanying Notes to Consolidated Financial Statements.




                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)


                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                       2004              2003
                                                                                       ----              ----

Cash flows from operating activities:
   Net income                                                                         $ 4,311           $ 3,294
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Amortization and depreciation                                                        100                76
     Amortization of restricted stock                                                      60                22
     Net gain on sale of real estate loans and properties                                   -              (591)
     Net gain on sale of available-for-sale securities                                   (729)             (720)
     Equity in earnings of unconsolidated real estate ventures                            (55)              (43)
     Increase in straight line rent                                                       (38)              (38)
   Increases and decreases from changes in other
    assets and liabilities
     (Increase) in interest and dividends receivable                                      (66)             (305)
     Decrease (Increase) in prepaid expenses                                               35               (65)
     (Decrease) Increase in accounts payable and accrued liabilities                     (108)              174
     Increase in deferred costs                                                           (15)                -
     (Decrease) Increase in deferred revenues                                            (131)              246
     (Decrease) in escrow deposits                                                       (221)              (75)
     Other                                                                                 69               (53)
                                                                                      -------           -------
Net cash provided by operating activities                                               3,212             1,922
                                                                                      -------           -------

Cash flows from investing activities:
   Collections from real estate loans                                                  39,294            11,333
   Sale of participation interests                                                     16,450                 -
   Additions to real estate loans                                                     (41,876)          (34,751)
   Net costs capitalized to real estate assets                                            (49)              (70)
   Proceeds from the sale of real estate                                                    -               655
   Investment in real estate ventures                                                    (303)              (82)
   Sales of available-for-sale securities                                               1,051             1,192
   (Increase) Decrease in deposits payable                                                (48)               81
   Partnership distributions                                                               93                80
                                                                                      -------           -------
Net cash provided by (used in) investing activities                                    14,612           (21,562)
                                                                                      -------           -------

Cash flows from financing activities:
   Proceeds from borrowed funds                                                        41,500            33,620
   Repayment of borrowed funds                                                        (56,470)          (26,500)
   Payoff/paydown of loan and mortgages payable                                           (19)              (17)
   Cash distribution - common shares                                                   (3,673)           (2,711)
   Exercise of stock options                                                              492               520
   Issuance of shares - stock purchase plan                                               128                 -
                                                                                      -------           -------
   Net cash (used in) provided by financing activities                                (18,042)            4,912
                                                                                      -------           -------

   Net (decrease) increase in cash and cash equivalents                                  (218)          (14,728)
   Cash and cash equivalents at beginning of period                                     5,746            21,694
                                                                                      -------           -------
   Cash and cash equivalents at end of period                                         $ 5,528           $ 6,966
                                                                                      =======           =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                          $   697           $   206
                                                                                      =======           =======
Non cash investing and financing activity:
    Reclass of loan to real estate upon foreclosure                                   $ 2,446           $     -
                                                                                      =======           =======
    Accrued distributions                                                             $ 3,704           $ 2,888
                                                                                      =======           =======

          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2004 and for the three months ended December 31, 2004 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results for the full year.

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

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT's Annual Report on Form 10-K for the year ended September 30, 2004.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 2 - Shareholders' Equity

Distributions

During the quarter ended December 31, 2004, BRT declared a cash distribution to shareholders of $.48 per share. This distribution totaled $3,704,000 and was payable January 3, 2005 to shareholders of record on December 24, 2004.

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

Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:

                                                 Three Months Ended
                                                      December 31,
                                                2004             2003
                                                ----             ----

Net income to common
     shareholders as reported                 $4,311            $3,294
Less: Total stock-based employee
     compensation expense
     determined under fair value
     method for all awards                        16                30
                                              ------            ------
Pro forma net income                          $4,295            $3,264
                                              ======            ======

Pro forma earnings per share
     of beneficial interest

Basic                                         $  .56            $  .43
                                              ======            ======
Diluted                                       $  .55            $  .43
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

Restricted Stock

As of December 31, 2004, 59,030 restricted shares were issued under the Trust's 2003 incentive plan. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. The Trust records compensation expense under APB 25 over the vesting period, measuring the compensation cost based on the market value of the shares on the date of the award of the restricted stock. For the three months ended December 31, 2004, the Trust recorded $56,000 of compensation expense.

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

The following table sets forth the computation of basic and diluted shares:


                                                   Three Months Ended
                                                       December 31,
                                                  2004            2003
                                                  ----            ----

Basic                                           7,662,372        7,513,383

Effect of dilutive securities                     111,931          158,183
                                                ---------        ---------

Diluted                                         7,774,303        7,671,566
                                                =========        =========


Note 3 - Real Estate Loans

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb any probable losses on the existing portfolio.

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended December 31, 2004 and 2003, interest income would have increased by approximately $102,000 and $103,000, respectively. In January 2005, as a result of a foreclosure action, title was conveyed on a property that was previously reported as a non-performing loan. Accordingly, at December 31, 2004 the Trust reclassified this loan, with a carrying value of $2,446,000 to real estate assets.

Included in real estate loans are four second mortgages and two first mortgages to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At December 31, 2004, the aggregate balance of these mortgage loans was $6,824,000. Interest earned on these loans totaled $185,000 and $171,000 for the three months ended December 31, 2004 and 2003, respectively.

As of December 31, 2004 there were five first mortgage loans outstanding to one borrower. These loans totaled $39,043,000, which is approximately 33% of the Trust's loan portfolio and 20% of the Trust's total assets. All five loans are collateralized by multi-family apartment developments. Two of the loans, with a balance at December 31, 2004 of $10,300,000, are collateralized by properties located in Florida. The remaining loans, with a balance at December 31, 2004 of $28,743,000, are collateralized by properties in Tennessee. All five loans have adjustable interest rates and a combined loan to value ratio of approximately 82%.

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

                                                      Blue Hen Venture
                                                        ----------------

                                           December 31,            September 30,
                                               2004                    2004
                                               ----                    ----
  Condensed Balance Sheet
  -----------------------

 Cash and cash equivalents                   $    704               $    327
  Real estate investments, net                 15,373                 15,298
  Other assets                                    414                    436
                                             --------               --------
       Total assets                          $ 16,491               $ 16,061
                                             ========               ========

  Mortgages payable (1)                      $  1,796               $  2,080
  Other liabilities                               196                    190
  Equity                                       14,499                 13,791
                                             --------               --------
       Total liabilities and equity          $ 16,491               $ 16,061
                                             ========               ========

 Trust's equity investment                   $  6,209               $  5,855
                                             ========               ========


                                                    Three Months Ended
                                                        December 31,
                                               2004                  2003
                                               ----                  ----
  Condensed Statement of Operations
  ---------------------------------

  Revenues, primarily rental income          $   815               $   754
                                             -------               -------

  Operating expenses (2)                         409                   362
  Depreciation                                   158                   124
  Interest expense (1)                            40                    62
                                             -------               -------
       Total expenses                            607                   548
                                             -------               -------

Net income attributable to members           $   208               $   206
                                             =======               =======

  Trust's share of net income
      recorded in income statement           $   104               $   103
                                             =======               =======

  (1) Held by the Trust.
  (2) Includes $47,000 and $38,000 for the three months ended December 31, 2004 and 2003 to related parties.

The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen joint venture that is attributable to building and improvements is being amortized over the life of the related property. The portion that is attributable to land will be recognized upon the disposition of the land.


                                 Rutherford Glen
                                 ---------------
                                                                                    Amounts in Thousands
                                                                              December 31,         September 30,
                                                                                 2004                  2004
                                                                                 ----                  ----

   Condensed Balance Sheet
   -----------------------

          Cash and cash equivalents                                           $     134             $     214
          Real estate investments, net                                           17,795                17,984
          Other assets                                                              316                   240
                                                                              ---------             ---------
                Total assets                                                  $  18,245             $  18,438
                                                                              =========             =========

          Mortgages payable (1)                                               $  18,715             $  18,765
          Other liabilities                                                         342                   414
          Equity                                                                   (812)                 (741)
                                                                              ---------             ---------
               Total liabilities and equity                                   $  18,245             $  18,438
                                                                              =========             =========

          Trust's equity investment                                           $    (406)            $    (340)
                                                                              =========             =========


                                                                                   Three Months Ended
                                                                                       December 31,
                                                                                2004                  2003
                                                                                ----                  ----

  Condensed Statement of Operations
  ---------------------------------

  Revenues, primarily rental income                                           $     590             $     578
                                                                              ---------             ---------

  Operating expenses (2)                                                            256                   288
  Depreciation                                                                      181                   182
  Interest expense (3)                                                              360                   357
                                                                              ---------             ---------
       Total expenses                                                               797                   827
                                                                              ---------             ---------

 Net loss attributable to members                                             $    (207)            $    (249)
                                                                              =========             =========

  Trust's share of net loss
      recorded in income statement                                            $    (103)            $    (124)
                                                                              =========             =========

(1) Includes $2,950,000 second mortgage held by the Trust.
(2) Includes $3,000 and $4,000 for the three months ended December 31, 2004 and 2003 to related parties.
(3) Includes $83,000 of interest expense on second mortgage in each period.

The remaining six ventures contributed $54,000 in equity earnings for the three months ended December 31, 2004.



Note 5 - Available-For-Sale Securities

Included in available-for-sale securities are 1,009,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $13,262,000 and a fair value at December 31, 2004 of $44,978,000. The shares held by the Trust represent approximately 3.97% of the outstanding shares of Entertainment Properties Trust as of October 14, 2004.

Also included in available-for-sale securities are 75,400 shares of Atlantic Liberty Financial Corp. (NASDAQ:ALFC), which have a cost basis of $1,145,000 and a fair market value of $1,753,000. The shares held by the Trust represent approximately 4.48% of the outstanding shares of Atlantic Liberty Financial Corp. as of September 30, 2004.

Note 6 -Borrowed Funds

BRT maintains a $60 million credit line with North Fork Bank. The facility has a maturity date of July 1, 2006. The Trust may extend the term of the facility for two one year periods for a fee of $150,000 for each extension. Borrowings under this facility are secured by specific real estate loans and the credit agreement provides that the amount borrowed will not exceed 65% of the collateral pledged. As of December 31, 2004 we provided collateral that would permit us to borrow $52,348,000 under the facility. At December 31, 2004 BRT had $29,550,000 outstanding under the facility. Interest charged on the outstanding balance is at prime plus 1/2% (5.75% at December 31, 2004). For the three months ended December 31, 2004 and 2003 the average outstanding balance on the credit line was $35,588,000 and $3,980,000, respectively. As of January 27, 2005 we pledged collateral that would permit us to borrow the entire $60 million under the facility, of which $56,550,000 was outstanding.

In addition to its credit facility BRT has the ability to borrow funds through a margin account. In order to maintain the account BRT pays an annual fee, equal to .3% of the market value of the pledged securities, which is included in interest expense. At December 31, 2004, there was an outstanding balance under the facility of $9,342,000. The average outstanding balance for the three months ended December 31, 2004 and 2003 was $10,242,000 and $8,596,000, respectively, and the average interest rate paid was 5.50% and 5.57%, respectively. At December 31, 2004, marketable securities with a fair value of $44,978,000 were pledged as collateral.

Note 7 - Comprehensive Income

Comprehensive income for the three month period ended was as follows:

                                                    Three Months Ended
                                                       December 31,
                                                   2004            2003
                                                   ----            ----
Net income                                      $  4,311         $ 3,294

Other comprehensive income -
    Unrealized gain on available -
    for-sale securities                            6,725           4,526
                                                --------         -------

Comprehensive income                            $ 11,036         $ 7,820
                                                ========         =======


Accumulated other comprehensive income, which is comprised solely of the net unrealized gain on available-for-sale securities, was $32,887,000 and $23,808,000 at December 31, 2004 and 2003, respectively.

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

Overview

We are primarily engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by income producing property. We also purchase and hold for investment senior and junior participations in existing mortgage loans originated by others and sell senior, junior and pari passu participations in real estate mortgage loans originated by us. We may also participate as both lender to and an equity participant in joint ventures which acquire real property. Our investment policy emphasizes short-term mortgage loans.

Liquidity and Capital Resources

We are primarily engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by income producing property. Our investment policy emphasizes short-term mortgage loans. We also purchase senior and junior participations in short term mortgage loans and originate participating mortgage loans and loans to joint ventures in which we are an equity participant. Repayments of real estate loans in the amount of $111,391,000 are due and payable to us during the twelve months ending December 31, 2005, including $650,000 currently not earning interest and due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We maintain a $60 million revolving credit facility with North Fork Bank. The maturity date of the facility is July 1, 2006 and may be extended at our option for two one year terms. Borrowings under the facility are secured by specific real estate loans and the agreement provides that the amount borrowed will not exceed 65% of qualified first mortgages pledged to North Fork Bank. Interest is charged on the outstanding balance at prime plus 1/2% (currently 5.75% per annum). At December 31, 2004 we pledged collateral that would permit us to borrow $52.3 million under the facility, of which $29,550,000 was outstanding. As of January 27, 2005 we pledged collateral that would permit us to borrow the entire $60 million under the facility, of which $56,550,000 was outstanding.

We also have the ability to borrow on margin, using the shares we own in Entertainment Properties Trust as collateral. At December 31, 2004 there was approximately $15,700,000 available under this facility, of which $9,342,000 was outstanding. The amount available under the facility will be reduced if the market value of the stock of Entertainment Properties Trust declines.

During the three months ended December 31, 2004, we generated cash of $3,212,000 from operations, $39,294,000 from real estate loan collections, $16,450,000 from the sale of participation interests and $1,051,000 from the sale of securities. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $41,876,000, repay borrowings of $14,970,000 and pay shareholder dividends of $3,673,000. Our cash and cash equivalents were $5,528,000 at December 31, 2004.

We will satisfy our liquidity needs from cash and liquid investments on hand, the credit facility with North Fork Bank, the availability in our margin account collateralized by shares of Entertainment Properties Trust, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

As of December 31, 2004 there were five loans outstanding to one borrower. These loans totaled $39,043,000, which is approximately 33% of total loans and 20% of total assets.

Results of Operations

Interest and fees on loans increased by $2,293,000, or 89%, to $4,863,000 for the three months ended December 31, 2004 from $2,570,000 for the three months ended December 31, 2003. During the current quarter the average balance of loans outstanding increased by approximately $46.6 million accounting for an increase in interest income of $1,407,000. We also realized an increase in interest income of $420,000 resulting from the collection of interest in excess of the stated rate on a loan that went into default the previous fiscal year but was paid off in full in the current quarter. Recent increases in the prime rate have caused the average interest rate earned on the loan portfolio to increase to 11.92% in the three months ended December 31, 2004 from 11.15% in the three months ended December 31, 2003 which caused interest income to increase by $164,000. We also realized in increase in fee income of $302,000. Approximately 50% of this increase, or $115,000, is the result of fee amortization on the larger loan portfolio. The remaining increase is primarily the result of accelerated amortization from the repayment of loans.

Operating income on real estate owned increased $49,000, or 9%, for the three month period ended December 31, 2004 to $577,000 from $528,000 in the three month period ended December 31, 2003. The increase was primarily caused by an increase in rent received in the current three month period due to increased occupancy and increased percentage rents on a property we own located in Rock Springs, Wyoming.

Interest expense on borrowed funds increased to $667,000 in the three months ended December 31, 2004, from $178,000 in the three months ended December 31, 2003, an increase of $489,000, or 276%. The increase is the result of an increase in the level of borrowings to fund our increased loan portfolio. In the current three month period ended December 31, 2004, the average balance of borrowed funds increased from $12.6 million to $45.8 million an increase of $33.2 million, causing an increase of $414,000 in interest expense. The remaining increase of $75,000 is the result of higher interest rates paid on our line of credit and margin account and greater amortization of deferred fees associated with increases in our credit line availability with North Fork Bank. Our combined borrowing rate increased from 5.25% in the quarter ended December 31, 2003 to 5.42% for the quarter ended December 31, 2004.

The Advisor's fee, which is calculated based on invested assets, increased $87,000, or 29%, in the three months ended December 31, 2004 to $385,000 from $298,000 in the three months ended December 31, 2003. In the three month period ended December 31, 2004, when compared to the three month period ended December 31, 2003, we experienced a large increase in the outstanding balance of invested assets, primarily loans, the basis upon which the fee is calculated.

General and administrative fees increased $170,000, or 21%, from $798,000 in the three months ended December 31, 2003 to $968,000 in the three months ended December 31, 2004. The increase was the result of several factors. Payroll and payroll related expenses increased $112,000, as a result of increased commissions paid to loan originators and increased restricted stock amortization. There was also an increase of $24,000 in expenses allocated to us, primarily legal and accounting expenses, pursuant to a Shared Services Agreement among us and related entities. In addition, we experienced increased accounting and audit fees of $40,000 primarily the result of Sarbanes-Oxley compliance work and an $18,000 increase in insurance costs related to directors and officers liability insurance. Offsetting these increases was a decline in legal expenses of $66,000 resulting from the reimbursement of legal costs on two loans that were previously reported non-performing and which were paid off in full in the current quarter.

Other taxes increased $36,000, or 50%, in the three months ended December 31, 2004 from $74,000 in the three months ended December 31, 2003 to $110,000. This increase is primarily the result of an increase in the amount of excise tax recorded in the current period. The excise tax is based on taxable income that has been generated but not yet distributed.

Equity in earnings of unconsolidated ventures increased $12,000, or 29%, in the three months ended December 31, 2004 to $55,000 from a $43,000 in the three months ended December 31, 2003. During the current period we realized a reduction in the losses being generated by one of the Trust's joint ventures which owns and operates a multi-family apartment complex in the Atlanta, Georgia area.

In the current three month period the Trust sold 23,900 shares of Entertainment Properties Trust which resulted in net proceeds of $1,043,000 against a cost basis of $314,000 and a gain on sale of available-for-sale securities of $729,000. In the prior three month period the Trust sold 35,600 shares of Entertainment Properties Trust which resulted in net proceeds of $1,188,000 and had a cost basis of $468,000 and a gain on sale of available-for-sale securities of $720,000.

In the prior three month period the gain on sale of real estate assets of $591,000 resulted from the sale of two cooperative apartment units. There were no sales in the quarter ended December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At December 31, 2004, approximately 88% of our loan portfolio was variable rate based primarily on the prime rate. Changes in the prime interest rate would have an effect on our net interest income accordingly. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have approximately a $610,000 positive effect on income before taxes and a one percent decline in interest rates would have approximately a $328,000 negative effect on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At December 31, 2004 our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Florida, Tennessee and Indiana and it is subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer. Senior Vice-President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2004 are effective.

There has been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting or in othre factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Exhibit 31.3 Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.4 Certification of President and Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.5 Certification of Senior Vice President-Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.6 Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On December 14, 2004 BRT filed an 8-K attaching a copy of its press release reporting the results of operations for the quarter and year ended September 30, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRT REALTY TRUST
Registrant




February 8, 2005                           /s/ Jeffrey A. Gould
---------------                           ---------------------------
Date                                       Jeffrey A. Gould, President





February 8, 2005                           /s/ George Zweier
----------------                           ------------------
Date                                       George Zweier, Vice President
                                           and Chief Financial Officer
                                          (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 of BRT Realty Trust;

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


   Date:   February 8, 2005
                                        /s/ Jeffrey A. Gould
                                        --------------------
                                        Jeffrey A. Gould
                                        President and
                                        Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 of BRT Realty Trust;

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

   Date:   February 8, 2005
                                              /s/ David W. Kalish
                                              -------------------
                                              David W. Kalish
                                              Senior Vice President-Finance

                                  EXHIBIT 31.3
                                  CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 of BRT Realty Trust;

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

   Date:   February 8, 2005
                                             /s/ George Zweier
                                             -----------------
                                             George Zweier
                                             Vice President and Chief
                                             Financial Officer

                                  EXHIBIT 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 8, 2005                    /s/ Jeffrey A. Gould
                                            --------------------
                                            Jeffrey A. Gould
                                            Chief Executive Officer

                                  EXHIBIT 32.2

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 8, 2005                    /s/ David W. Kalish
                                            ----------------------------
                                            David W. Kalish
                                            Senior Vice President-Finance

                                  EXHIBIT 32.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 8, 2005                    /s/ George Zweier
                                            -----------------------------------
                                                     George Zweier
                                                     Chief Financial Officer