Form 10-Q
period 2005-03-31
BRT REALTY TRUST
filed 2005-05-10
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d)of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                        Commission File Number 001-07172


                                BRT REALTY TRUST
                                ----------------
             (Exact name of Registrant as specified in its charter)

          Massachusetts                                        13-2755856
          ---------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)               Identification No.)

          60 Cutter Mill Road, Great Neck, NY                    11021
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

                    7,768,372 Shares of Beneficial Interest,
                    $3 par value, outstanding on May 2, 2005



Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)
                                                                              March 31,         September 30,
                                                                                 2005              2004
                                                                                 ----              ----
                                                                             (Unaudited)         (Audited)

                                     ASSETS
Real estate loans:
    Earning interest, including $6,378 and
      $7,305 from related parties                                             $132,093             $132,229
    Not earning interest                                                           650                3,096
                                                                              --------             --------
                                                                               132,743              135,325
   Allowance for possible losses                                                  (881)                (881)
                                                                              --------             --------
                                                                               131,862              134,444
                                                                              --------             --------
Real estate assets:
    Real estate properties net of accumulated
      depreciation of $1,834 and $1,699                                          8,732                6,212
    Investment in unconsolidated real
      estate ventures                                                            8,093                7,793
                                                                              --------             --------
                                                                                16,825               14,005
 Valuation allowance                                                              (325)                (325)
                                                                              --------             --------
                                                                                16,500               13,680
                                                                              --------             --------
Cash and cash equivalents                                                        9,977                5,746
Securities available-for-sale at fair value                                     44,742               41,491
Other assets                                                                     3,239                2,644
                                                                              --------             --------
          Total Assets                                                        $206,320             $198,005
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds                                                            $ 58,017             $ 53,862
    Mortgage payable                                                             2,575                2,609
    Accounts payable and accrued liabilities,
      including deposits of $2,355 and $3,164                                    5,235                5,798
    Dividends payable                                                            3,729                3,673
                                                                              --------             --------
          Total Liabilities                                                     69,556               65,942
                                                                              --------             --------

Shareholders' Equity:
    Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
    Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
      issued - 8,906 and 8,883 shares, respectively                             26,717               26,650
    Additional paid-in capital                                                  83,094               81,769
    Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          29,788               26,162
    Unearned compensation                                                       (1,626)                (900)
    Retained earnings                                                            9,400                9,482
                                                                              --------             --------
                                                                               147,373              143,163
Cost of 1,231 and 1,288 treasury shares of
    beneficial interest at each date                                           (10,609)             (11,100)
                                                                              --------             --------
           Total Shareholders' Equity                                          136,764              132,063
                                                                              --------             --------

           Total Liabilities and Shareholders' Equity                         $206,320             $198,005
                                                                              ========             ========



          See Accompanying Notes to Consolidated Financial Statements.



                                                       BRT REALTY TRUST AND SUBSIDIARIES
                        Consolidated Statements of Income
             (Dollar amounts in thousands except per share amounts)

                                                                                Three Months Ended             Six Months Ended
                                                                                     March 31,                     March 31,
                                                                                2005          2004             2005         2004
                                                                                ----          ----             ----        ----

    Revenues:
        Interest and fees on real estate loans, including
          $172 and $180 for the three month periods, respectively,
          and $357 and $351 for the six month
          periods, respectively, from related parties                         $ 4,744        $ 3,388         $ 9,607       $ 5,958
        Operating revenue from real estate properties                             641            597           1,218         1,125
        Other, primarily investment income                                        658            614           1,251         1,185
                                                                              -------        -------         -------       -------
             Total Revenues                                                     6,043          4,599          12,076         8,268
                                                                              -------        -------         -------       -------
    Expenses:
      Interest - borrowed funds                                                   820            268           1,487           446
      Advisor's fees, related party                                               416            341             801           639
      General and administrative - including $187
        and $195  for the three month periods,
        respectively, and $374 and $358 for the six month
        period, respectively, to related parties                                1,064          1,016           2,032         1,814
      Other taxes                                                                 131             82             241           156
      Operating expenses relating to real estate properties
        including interest on mortgages payable
        of $47 and $63 for the three month periods,
        respectively, and $93 and $128 for the six month
        period, respectively                                                      375            478             672           781
      Amortization and depreciation                                                82             68             150           135
                                                                              -------        -------         -------       -------

      Total Expenses                                                            2,888          2,253           5,383         3,971
                                                                              -------        -------         -------       -------

   Income before equity in earnings of unconsolidated
     real estate ventures, gain on sale of available-for-sale
     securities, minority interest and discontinued operations                  3,155          2,346           6,693         4,297
   Equity in (loss) earnings of unconsolidated real estate ventures               (54)            (2)              1            41
                                                                              -------        -------         -------       -------
   Income before gain on sale of available-for-sale securities,
     minority interest and discontinued operations                              3,101          2,344           6,694         4,338

   (Loss) Gain on sale of available-for-sale securities                           (49)           917             680         1,637
   Minority interest                                                              (13)           (10)            (24)          (21)
                                                                              -------        -------         -------       -------

   Income before discontinued operations                                        3,039          3,251           7,350         5,954

   Discontinued Operations
   Gain on sale of real estate assets                                               -              -               -           591
                                                                              -------        -------         -------       -------
     Net income                                                               $ 3,039        $ 3,251         $ 7,350       $ 6,545
                                                                              =======        =======         =======       =======

   Income per share of beneficial interest:
   Income from continuing operations                                          $   .39        $   .43         $   .95       $   .79
   Discontinued operations                                                          -              -               -           .08
                                                                              -------        -------         -------       -------
       Basic earnings per share                                               $   .39        $   .43         $   .95       $   .87
                                                                              =======        =======         =======       =======

   Income from continuing operations                                          $   .39        $   .42         $   .94       $   .77
   Discontinued operations                                                          -              -               -           .08
                                                                              -------        -------         -------       -------
     Diluted earnings per share                                               $   .39        $   .42         $   .94       $   .85
                                                                              =======        =======         =======       =======

Cash distributions per common share                                           $   .48        $   .45         $   .96       $   .83
                                                                              =======        =======         =======       =======

   Weighted average number of common shares outstanding:
   Basic                                                                    7,748,340      7,579,806       7,704,884     7,546,413
                                                                            =========      =========       =========     =========
   Diluted                                                                  7,806,385      7,696,940       7,777,400     7,684,184
                                                                            =========      =========       =========     =========

              See Accompanying Notes to Consolidated Financial Statements.



                                                      BRT REALTY TRUST AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                 (Unaudited)
                                                (Amounts in Thousands except for Per Share Data)



                                                                    Accumulated
                                           Shares of   Additional   Other Com-   Unearned
                                           Beneficial   Paid-In     prehensive    Compen-     Retained    Treasury
                                            Interest    Capital       Income      sation      Earnings     Shares       Total
                                            --------    -------       ------      ------      --------     ------       -----


Balances, September 30, 2004                $26,650     $81,769       $26,162    $   (900)     $  9,482    $(11,100)   $132,063

Shares issued - purchase plan                    67         458             -           -             -           -         525

Distributions - common share
      ($.96 per share)                            -           -             -           -        (7,432)          -      (7,432)

Issuance of restricted stock                      -         870             -        (870)            -           -           -

Exercise of stock options                         -           1             -           -             -            491      492

Forfeiture of restricted stock                    -          (4)            -           4             -           -           -

Compensation expense -
      restricted stock                            -           -             -         140             -           -         140

Net income                                        -           -             -           -         7,350           -       7,350
     Other comprehensive
      income - net unrealized
      gain on available-for-sale
      securities (net of reclassi-
      fication adjustment for
      gains included in net
      income of $680)                             -           -         3,626           -             -           -       3,626
                                                                                                                          -----
Comprehensive income                              -           -             -           -             -           -      10,976
                                            -----------------------------------------------------------------------------------
Balances, March 31, 2005                    $26,717     $83,094       $29,788  $   (1,626)       $9,400    $(10,609)   $136,764
                                            ===================================================================================


          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)


                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                       2005               2004
                                                                                       ----               ----

Cash flows from operating activities:
   Net income                                                                         $  7,350           $ 6,545
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Amortization and depreciation                                                        211               153
     Amortization of restricted stock                                                     140               105
     Net gain on sale of real estate assets                                                 -              (591)
     Net gain on sale of available-for-sale securities                                   (680)           (1,637)
     Equity in loss of unconsolidated real estate ventures                                 (1)              (41)
     Increase in straight line rent                                                       (76)              (76)
   Increases and decreases from changes in other
    assets and liabilities
     (Increase) in interest and dividends receivable                                     (518)             (364)
     Decrease (Increase) in prepaid expenses                                               28               (44)
     (Decrease) Increase in accounts payable and accrued liabilities                     (244)               31
     Increase in deferred expenses                                                       (121)              (75)
     (Decrease) Increase in deferred revenues                                             (84)              235
     (Decrease) Increase in escrow deposits                                              (229)              358
     Other                                                                                 30                43
                                                                                      -------           -------
Net cash provided by operating activities                                               5,806             4,642
                                                                                      -------           -------

Cash flows from investing activities:
   Collections from real estate loans                                                  84,880            46,220
   Sale of participation interests                                                     37,075                 -
   Additions to real estate loans                                                    (121,819)          (86,343)
   Net costs capitalized to real estate assets                                           (209)              (84)
   Proceeds from the sale of real estate                                                    -               655
   Investment in real estate ventures                                                    (459)             (790)
   Sales of available-for-sale securities                                               1,055             3,337
   (Increase) Decrease in deposits payable                                                (20)              115
   Partnership distributions                                                              160               120
                                                                                     --------           -------
Net cash provided by (used in) investing activities                                       663           (36,770)
                                                                                     --------           -------

Cash flows from financing activities:
   Proceeds from borrowed funds                                                       110,500            22,210
   Repayment of borrowed funds                                                       (106,345)                -
   Payoff/paydown of loan and mortgages payable                                           (34)              (34)
   Cash distribution - common shares                                                   (7,376)           (5,599)
   Exercise of stock options                                                              492               711
   Issuance of shares - stock purchase plan                                               525                 -
                                                                                     --------          --------
   Net cash (used in) provided by financing activities                                 (2,238)           17,288
                                                                                     --------          --------

   Net increase (decrease) in cash and cash equivalents                                 4,231           (14,840)
   Cash and cash equivalents at beginning of period                                     5,746            21,694
                                                                                     --------          --------
   Cash and cash equivalents at end of period                                        $  9,977          $  6,854
                                                                                     ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                         $  1,453          $    504
                                                                                     ========          ========
Non cash investing and financing activity:
    Reclass of loan to real estate upon foreclosure                                  $  2,446          $      -
                                                                                     ========          ========
    Accrued distributions                                                            $  3,729          $  3,443
                                                                                     ========          ========

          See Accompanying Notes to Consolidated Financial Statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2005 and for the three and six months ended March 31, 2005 reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for such interim periods. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results for the full year.

Certain items on the consolidated financial statements for the preceding periods have been reclassified in the accompanying consolidated financial statements to conform with the current presentation.

The consolidated financial statements include the accounts of BRT Realty Trust, its wholly owned subsidiaries, and its majority-owned or controlled real estate entities. Investments in less than majority-owned entities have been accounted for using the equity method. Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT" or the "Trust."

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT's Annual Report on Form 10-K for the year ended September 30, 2004.

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 2 - Shareholders' Equity

Distributions

During the quarter ended March 31, 2005, BRT declared a cash distribution to shareholders of $.48 per share. This distribution totaled $3,729,000 and was payable April 1, 2005 to shareholders of record on March 18, 2005.

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



Note 2 - Shareholders' Equity (Continued)


Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:
                                                          Three Months Ended               Six Months Ended
                                                              March 31,                        March 31,
                                                              ---------                        ---------
                                                         2005            2004           2005             2004
                                                         ----            ----           ----             ----

Net income to common
     shareholders as reported                           $3,039          $3,251           $7,350          $6,545

Less: Total stock-based employee
     compensation expense
     determined under fair value
     method for all awards                                  16              30               32              60
                                                        ------          ------           ------          ------
Pro forma net income                                    $3,023          $3,221           $7,318          $6,485
                                                        ======          ======           ======          ======

Pro forma earnings per share
     of beneficial interest

Basic                                                   $  .39          $  .42           $  .95          $  .86
                                                        ======          ======           ======          ======
Diluted                                                 $  .39          $  .42           $  .94          $  .84
                                                        ======          ======           ======          ======

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Trust's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimated, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Restricted Stock

As of March 31, 2005, 95,780 restricted shares were issued under the Trust's 2003 incentive plan. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. The Trust records compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, over the vesting period, measuring the compensation cost based on the market value of the shares on the date of the award of the restricted stock. For the three and six months ended March 31, 2005, the Trust recorded $84,000 and $140,000 of compensation expense, respectively.



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

The following table sets forth the computation of basic and diluted shares:


                                                       Three Months Ended                 Six Months Ended
                                                            March 31,                         March 31,
                                                            ---------                         ---------
                                                     2005              2004              2005            2004
                                                     ----              ----              ----            ----

Basic                                              7,748,340        7,579,806         7,704,884        7,546,413

Effect of dilutive securities                         58,045          120,134            72,516          137,771
                                                   ---------        ---------         ---------        ---------

Diluted                                            7,806,385        7,699,940         7,777,400        7,684,184
                                                   =========        =========         =========        =========

Note 3 - Real Estate Loans

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb any probable losses on the existing portfolio.

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended March 31, 2005 and 2004, interest income would have increased by approximately $21,000 and $114,000, respectively. For the six month period ended March 31, 2005 and 2004, the increase would have been $124,000 and $217,000, respectively. In January 2005, as a result of a foreclosure action, title was acquired by the Trust with respect to a property that was previously reported as a non-performing loan. Accordingly, at December 31, 2004 the Trust reclassified this loan, with a carrying value of $2,446,000, to real estate assets. The fair property value of the property exceeds the carrying amount of the loan.

Included in real estate loans are three second mortgages and one first mortgage to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At March 31, 2005, the aggregate balance of these mortgage loans was $6,377,000. Interest earned on these loans totaled $174,000 and $180,000 for the three months ended March 31, 2005 and 2004, respectively. For the six months ended March 31, 2005 and 2004, interest earned on these loans totaled $357,000 and $351,000, respectively.

As of March 31, 2005, there were four first mortgage loans outstanding to one borrower. These loans totaled $33,173,000, which is approximately 25% of the Trust's loan portfolio and 16% of the Trust's total assets. All four loans are collateralized by multi-family apartment developments. Three of the loans, with a balance at March 31, 2005 of $21,050,000, are collateralized by properties located in Tennessee. The remaining loan, with a balance at March 31, 2005 of $12,123,000, is collateralized by a property in Florida. All four loans have adjustable interest rates and a combined loan to value ratio of approximately 82% based on internal valuations.

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

                             Blue Hen Venture
                                                    Amounts in Thousands
                                              March 31,          September 30,
                                                2005                 2004
                                                ----                  ----
  Condensed Balance Sheet

  Cash and cash equivalents                  $    550              $    327
  Real estate investments, net                 15,447                15,298
  Other assets                                    353                   436
                                             --------              --------
       Total assets                          $ 16,350              $ 16,061
                                             ========              ========

  Mortgages payable (1)                      $  1,576              $  2,080
  Other liabilities                               191                   190
  Equity                                       14,583                13,791
                                              --------             --------
       Total liabilities and equity          $ 16,350              $ 16,061
                                             ========              ========

 Trust's equity investment (3)               $  6,251              $  5,855
                                             ========              ========

                                                             Three Months Ended                Six Months Ended
                                                                   March 31,                        March 31,
                                                                   ---------                        ---------
                                                             2005            2004            2005             2004
                                                             ----            ----            ----             ----

  Condensed Statement of Operations

  Revenues, primarily rental income                        $   763         $   748          $ 1,578          $ 1,502
                                                           -------         -------          -------          -------

  Operating expenses (2)                                       477             410              886              773
  Depreciation                                                 168             125              326              249
  Interest expense (1)                                          34              57               74              119
                                                           -------         -------          -------          -------
       Total expenses                                          679             592            1,286            1,141
                                                           -------         -------          -------          -------

  Net income attributable to members                       $    84         $   156          $   292          $   361
                                                           =======         =======          =======          =======

  Trust's share of net income
      recorded in income statement                         $    42         $    78          $   146          $   180
                                                           =======         =======          =======          =======

  (1) First mortgages held by the Trust.
  (2) Includes $43,000 and $41,000 for the three months ended March 31, 2005 and 2004, respectively, and $90,000 and $79,000 for the six months ended March 31, 2005 and 2004, respectively, to related parties.
  (3) The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen joint venture that is attributable to building and improvements is being amortized over the life of the related property. The portion that is attributable to land will be recognized upon the disposition of the land.

                                 Rutherford Glen
                                                                                     Amounts in Thousands
                                                                               March 31,           September 30,
                                                                                 2005                  2004
                                                                                 ----                  ----
          Condensed Balance Sheet

          Cash and cash equivalents                                            $    188              $    214
          Real estate investments, net                                           17,615                17,984
          Other assets                                                              304                   240
                                                                               --------              --------
                Total assets                                                   $ 18,107              $ 18,438
                                                                               ========              ========

          Mortgages payable (1)                                                $ 18,663              $ 18,765
          Other liabilities                                                         395                   414
          Equity                                                                   (951)                 (741)
                                                                               --------              --------
               Total liabilities and equity                                    $ 18,107              $ 18,438
                                                                               ========              ========
          Trust's equity investment                                            $   (475)             $   (340)
                                                                               ========              ========

                                                              Three Months Ended                Six Months Ended
                                                                   March 31,                        March 31,
                                                                   ---------                        ---------
                                                              2005           2004               2005        2004
                                                              ----           ----               ----        ----
    Condensed Statement of Operations

  Revenues, primarily rental income                          $    584       $    587         $  1,174      $  1,165
                                                             --------       --------         --------      --------

  Operating expenses (2)                                          271            278              527           566
  Depreciation                                                    182            182              363           364
  Interest expense (3)                                            357            362              717           719
                                                             --------       --------          -------      --------

       Total expenses                                             810            822            1,607         1,649
                                                             --------       --------          -------      --------

 Net loss attributable to members                            $   (226)      $   (235)         $  (433)     $   (484)
                                                             ========       ========          =======      ========

  Trust's share of net loss
      recorded in income statement                           $   (113)      $   (118)         $  (216)     $   (242)
                                                             ========       ========          =======      ========

(1)   Includes a $2,950,000 second mortgage held by the Trust.
(2) Includes $1,000 and $3,000 for the three months ended March 31, 2005 and 2004, respectively, and $4,000 and $7,000 for the six months ended March
      31, 2005 and 2004, respectively, to related party.
(3) Includes $81,000 and $82,000 for the three months ended March 31, 2005 and 2004, respectively, and $164,000 and $165,000 for the six months ended
      March 31, 2005 and 2004, respectively, of interest expense on the second mortgage to related party.

The remaining six ventures contributed $17,000 and $38,000 for the three months ended March 31, 2005 and 2004, respectively, and $71,000 and $103,000 for the six months ended March 31, 2005 and 2004, respectively.

Note 5 - Available-For-Sale Securities

Included in available-for-sale securities are 1,009,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $13,262,000 and a market value at March 31, 2005 of $41,828,000. The shares held by the Trust represent approximately 4.03% of the outstanding common shares of Entertainment Properties Trust as of February 28, 2005.

Also included in available-for-sale securities are 75,400 shares of Atlantic Liberty Financial Corp. (NASDAQ:ALFC), which have a cost basis of $1,145,000 and a market value at March 31, 2005 of $1,738,000. The shares held by the Trust represent approximately 4.45% of the outstanding common shares of Atlantic Liberty Financial Corp. as of December 31, 2004.

Note 6 -Borrowed Funds

On February 16, 2005, the Trust consummated an $85 million credit line with North Fork Bank, Valley Bank and Signature Bank. This facility replaced a $60 million credit line that the Trust had with North Fork Bank. The new facility has a maturity date of February 16, 2007. The Trust may extend the term of the facility for two one year periods for a fee of $212,500 for each extension. Borrowings under this facility are secured by specific mortgage receivables and the facility provides that the amount borrowed will not exceed 65% of the collateral pledged. At March 31, 2005, we pledged collateral that would permit us to borrow $52.9 million under the facility, of which $39,050,000 was outstanding under the facility. Interest is charged on the outstanding balance at prime plus 1/2% (which interest rate was 6.25% at March 31, 2005). For the three and six months ended March 31, 2005 and 2004, the average outstanding balance on the credit line was $39,100,000 and $12,481,000, respectively and $37,325,000 and $18,123,000, respectively. As of April 29, 2005, the Trust pledged collateral that would permit us to borrow $61,195,000 under the facility, of which $27,050,000 was outstanding.

In addition to its credit line, BRT has the ability to borrow funds through a margin account. In order to maintain the account BRT pays an annual fee, equal to .3% of the market value of the pledged securities, which is included in interest expense. At March 31, 2005, there was an outstanding balance under the margin account of $18,967,000. The average outstanding balance for the three and six months ended March 31, 2005 and 2004 was $15,453,000 and $11,249,000,
respectively and $12,819,000 and $9,915,000, respectively, and the average interest rate paid was 5.63% and 4.11%, respectively and 5.58% and 4.77%, respectively. At March 31, 2005, marketable securities with a market value of $41,828,000 were pledged as collateral.

Note 7 - Comprehensive Income


Comprehensive income for the three month period ended was as follows:

                                                          Three Months Ended             Six Months Ended
                                                               March 31,                      March 31,
                                                               ---------                      ---------
                                                          2005            2004          2005           2004
                                                          ----            ----          ----           ----

Net income                                              $  3,039          $ 3,251       $ 7,350       $ 6,545

Other comprehensive (loss) income -
    Unrealized (loss) gain on available -
    for-sale securities                                   (3,099)           5,677         3,626        10,203
                                                        --------          -------       -------       -------

Comprehensive (loss) income                             $    (60)         $ 8,928       $10,976       $16,748
                                                        ========          =======       =======       =======

Accumulated other comprehensive income, which is comprised solely of the net unrealized gain on available-for-sale securities, was $29,788,000 and $29,485,000 at March 31, 2005 and 2004, respectively.

Note 8 - New Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issue to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosure is no longer an alternative. The statement is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Trust is currently evaluating the effects of this pronouncement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions or variations thereof. Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Investors are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are primarily engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by income producing property. We also purchase and hold for investment senior and junior participations in existing mortgage loans originated by others and sell senior, junior and pari passu participations in real estate mortgage loans originated by us. We may also participate as both lender to, and an equity participant, in joint ventures which acquire real property. Our investment policy emphasizes short-term mortgage loans.

Liquidity and Capital Resources

We are primarily engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by income producing property. Our investment policy emphasizes short-term mortgage loans. We also purchase senior and junior participations in short term mortgage loans and originate participating mortgage loans and loans to joint ventures in which we are an equity participant. Repayments of real estate loans in the amount of $114,610,000 are due and payable to us during the twelve months ending March 31, 2006, including $650,000 currently not earning interest and due on demand. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We maintain an $85 million revolving credit facility with our lenders. The maturity date of the facility is February 16, 2007 and may be extended at our option for two one year terms. Borrowings under the facility are secured by specific first mortgages receivable and the facility provides that the amount borrowed will not exceed 65% of these specific receivables pledged to lenders. Interest is charged on the outstanding balance at prime plus 1/2% (which interest rate was 6.25% at March 31, 2005). At March 31, 2005, we pledged collateral that would permit us to borrow $52.9 million under the facility, of which $39,050,000 was outstanding. As of April 29, 2005, we pledged collateral that would permit us to borrow $61,195,000 under the facility, of which $27,050,000 was outstanding.

We also have the ability to borrow on margin using the shares we own in Entertainment Properties Trust as collateral. At March 31, 2005, there was approximately $20,914,000 available under this facility, of which $18,967,000 was outstanding. The amount available under the margin account will be reduced if the market value of the stock of Entertainment Properties Trust declines.

During the six months ended March 31, 2005, we generated cash of $5,806,000 from operations, $84,880,000 from real estate loan collections, $37,075,000 from the sale of participation interests, $4,155,000 from net borrowings and $1,055,000 from the sale of securities. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $121,819,000 and pay shareholder dividends of $7,376,000. Our cash and cash equivalents was $9,977,000 at March 31, 2005.

We will satisfy our liquidity needs from cash and liquid investments on hand, the credit facility with our lenders, the availability in our margin account collateralized by shares of Entertainment Properties Trust, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

As of March 31, 2005, there were four loans outstanding to one borrower. These loans totaled $33,173,000, which is approximately 25% of our total loan portfolio and 16% of our total assets.

Results of Operations

Interest and fees on loans increased $1,356,000, or 40%, to $4,744,000 for the three months ended March 31, 2005 from $3,388,000 for the three months ended March 31, 2004. During the current quarter the average balance of loans outstanding increased by approximately $26.3 million, resulting in an increase in interest income of $792,000. Recent increases in the prime rate have caused the average interest rate earned on the loan portfolio to increase to 12.64% for the three month period ended March 31, 2005 from 11.05% for the three months ended March 31, 2004, which caused interest income to increase by $449,000. We also realized an increase in fee income of $115,000. Approximately 63% of this fee income increase, or $73,000, is the result of accelerated amortization from the prepayment of loans. The remaining increase is primarily the result of fee amortization on a larger loan portfolio.

For the six months ended March 31, 2005, interest and fees on loans increased $3,649,000, or 61%, from $5,958,000 to $9,607,000. During the six months ended
March 31, 2005, the average balance of loans outstanding increased by approximately $36.9 million resulting in an increase in interest income of $2,219,000. We also realized an increase in interest income of $420,000 resulting from the collection of interest in excess of the stated rate on a loan that went into default the previous fiscal year but was paid in full in the current fiscal year. Recent increases in the prime rate have caused the average interest rate earned on the portfolio to increase to 12.28% for the six month period ended March 31, 2005 from 11.09% for the six month period ended March 31, 2004, which caused interest income to increase by $593,000. We also realized an increase in fee income of $417,000. This was the result of fee amortization on the larger loan portfolio and an acceleration of amortization from the prepayment of loans.

Operating income on real estate owned increased $44,000, or 7%, for the three months ended March 31, 2005 to $641,000 from $597,000 for the three month period ended March 31, 2004. The increase was primarily caused by rents received from a residential property located in Charlotte, North Carolina, that the Trust acquired in foreclosure in the quarter ended March 31, 2005.

For the six month period ended March 31, 2005, operating income from real estate owned increased $93,000, or 8%, to $ 1,218,000 from $1,125,000 for the six month period ended March 31, 2004. In addition to the acquisition of the property in Charlotte, North Carolina, which accounted for $56,000, or 60%, of the increase, the Trust recognized increases in rental income and percentage rent at its property located in Rock Springs, Wyoming.

Other revenues, primarily investment income, increased to $658,000 for the three months ended March 31, 2005, from $614,000 for the three months ended March 31, 2004, an increase of $44,000, or 7%. For the six months ended March 31, 2005, other revenues, primarily investment income, increased by $66,000, or 6%, for the three months ended March 31, 2004, from $1,185,000 to $1,251,000. For both the three and six month periods ended March 31, 2005, we received increased dividend income from our investment in Entertainment Properties Trust shares.


Interest expense on borrowed funds increased to $820,000 for the three months ended March 31, 2005, from $268,000 for the three months ended March 31, 2004, an increase of $552,000, or 206%. Interest expense on borrowed funds increased to $1,487,000 for the six month period ended March 31, 2005 from $446,000 for the six month period ended March 31, 2004, an increase of $1,041,000, or 234%. The increase for both the three and six month periods is due to an increase in the level of our borrowings to fund our increased loan portfolio and an increase in the rates paid on our credit facility and margin account. For the three month period ended March 31, 2005, the average outstanding balance increased from $23.7 million for the three months ended March 31, 2004 to $54.5 million, accounting for an increase in interest expense of $445,000 and the combined interest rate paid increased from 4.42% in the three months ended March 31, 2004, to 6.02% for the three months ended March 31, 2005 causing an increase in interest expense of $107,000. For the six month period ended March 31, 2005, the average outstanding balance increased from $18.1 million for the six months ended March 31, 2004 to $50.1 million, accounting for an increase in interest expense of $945,000 and the combined interest rate paid increased from 4.84% for the six months ended March 31, 2004 to 5.87% for the six months ended March 31, 2005 causing an increase in interest expense of $96,000.

The Advisor's fee, which is calculated based on invested assets, increased $75,000, or 22%, for the three months ended March 31, 2005, to $416,000 from $341,000 for the three months ended March 31, 2004. For the six month period ended March 31, 2005, the fee increased $162,000, or 25%, to $801,000 from $639,000 in the six month period ended March 31, 2004. For both the three and six month periods, when compared to the prior three and six month periods, we experienced a large increase in the outstanding balance of invested assets, primarily loans, the basis upon which the fee is calculated.

General and administrative expense increased $218,000, or 12%, to $2,032,000 for the six months ended March 31, 2005 from $1,814,000 for the six months ended March 31, 2004. We incurred increased accounting and audit fees of $60,000, the result of Sarbanes-Oxley compliance activities, an increase in payroll and payroll related expenses of $102,000, the result of increased commissions paid to loan originators and increased restricted stock amortization, and a $37,000 increase in insurance costs related to directors' and officers' liability insurance. There were also increases in several other categories, none of which, individually, is significant.

Other taxes increased $49,000, or 60%, for the three months ended March 31, 2005 from $82,000 for the three months ended March 31, 2004, to $131,000. For the six months ended March 31, 2005, other taxes increased $85,000, or 54%, from $156,000 for the six months ended March 31, 2004, to $241,000. This increase in the current three and six month periods is primarily the result of an increase in the amount of excise tax recorded. The excise tax is based on taxable income that has been generated but not yet distributed.

Operating expenses related to real estate declined to $375,000 for the three months ended March 31, 2005 from $478,000 for the three months ended March 31, 2004, a decline of $103,000, or 22%. For the six months ended March 31, 2005, operating expenses related to real estate declined to $672,000, from $781,000 for the six months ended March 31, 2004, a decline of $109,000, or 14%. For both the prior three and six month periods we incurred legal and other professional expenses of approximately $136,000 in connection with a litigation, as defendant, related to a property sold by BRT. The litigation was favorably concluded in June 2004. Offsetting this decline was operating expenses of $63,000 for a property located in Charlotte, North Carolina that was recently acquired by the Trust in foreclosure.

Depreciation and amortization increased to $82,000 for the three month period ended March 31, 2005 from $68,000 in the three month period ended March 31, 2004, an increase of $14,000, or 20%. Depreciation and amortization increased to $150,000 for the six month period ended March 31, 2005 from $135,000 for the six month period ended March 31, 2004, an increase of $15,000, or 11%. The increase for both the three and six month periods relates to a property located in Charlotte, North Carolina which the Trust recently acquired in foreclosure.

Equity in loss of unconsolidated joint ventures increased $52,000 for the three months ended March 31, 2005 to $54,000 from $2,000 for the three month period ended March 31, 2004. For the six months ended March 31, 2005, equity in earnings of unconsolidated joint ventures declined $40,000 from $41,000 for the six months ended March 31, 2004 to $1,000 in the six month period ended March 31, 2005. For both periods the changes were caused by a reduction in rental income and an increase in operating expenses related to a property located in Dover, Delaware, where a major tenant reduced the amount of space it occupies upon lease renewal and operating expenses increased as a result of seasonal factors. In addition, revenues declined at a Connecticut property as the office market has remained weak in this area.

Gain on the sale of available-for-sale securities declined to $(49,000) for the three month period ended March 31, 2005 from $917,000 for the three months ended March 31, 2004. For the current three month period, the Trust recognized a loss of $49,000 on the liquidation of shares of a security that the Trust owned. For the three months ended March 31, 2004, the Trust sold 58,500 shares of Atlantic Liberty Financial and 25,700 shares of Entertainment Properties Trust resulting in a gain of $917,000. For the six months ended March 31, 2005 gain on available-for-sale securities declined $957,000, from $1,637,000 to $680,000 for the six month period ended March 31, 2004. For the six month period ended March 31, 2005 the Trust recognized a loss of $49,000 on the liquidation of shares of a security the Trust owned and recognized a $729,000 gain on the sale of 23,900 shares of Entertainment Properties Trust. For the six month period ended March 31, 2004, the Trust sold 61,300 shares of Entertainment Properties Trust and 58,500 shares of Atlantic Liberty Financial for a gain of $1,637,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At March 31, 2005, approximately 90% of our loan portfolio was at a variable rate, based primarily on the prime rate. Accordingly, changes in the prime interest rate would have an effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have approximately a $611,000 positive effect on income before taxes and a one percent decline in interest rates would have approximately a $164,000 negative effect on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At March 31, 2005, our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Florida, Tennessee and Indiana and, therefore, it is subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2005 are effective.

There has been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit 10.1 Revolving Credit Agreement, dated as of February 16, 2005, by and among BRT Realty Trust, North Fork Bank, Valley National Bank, Merchants Bank Division and Signature Bank (filed as an exhibit to BRT's current report on Form 8-K dated February 16, 2005 and incorporated herein by reference).

Exhibit 10.2 Secured Promissory Note, dated as of February 16, 2005, by BRT Realty Trust in favor of North Fork Bank (filed as an exhibit to BRT's current report on Form 8-K dated February 16, 2005 and incorporated herein by reference).

Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Senior Vice President-Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3 Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of President and Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Senior Vice President-Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3 Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRT REALTY TRUST
Registrant




May 10, 2005                     /s/ Jeffrey A. Gould
-----------                     --------------------------------------
Date                            Jeffrey A. Gould, President




May 10, 2005                     /s/ George Zweier
-----------                     -----------------
Date                            George Zweier, Vice President
                                and Chief Financial Officer
                                (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of BRT Realty Trust;

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


   Date:   May 10, 2005                  /s/ Jeffrey A. Gould
                                        --------------------
                                        Jeffrey A. Gould
                                        President and
                                        Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of BRT Realty Trust;

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

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

   Date:   May 10, 2005
                                         /s/ David W. Kalish
                                         -------------------
                                         David W. Kalish
                                         Senior Vice President-Finance

                                  EXHIBIT 31.3
                                  CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of BRT Realty Trust;

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

   Date:   May 10, 2005
                                        /s/ George Zweier
                                        -----------------
                                        George Zweier
                                        Vice President and Chief
                                        Financial Officer

                                  EXHIBIT 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 10, 2005                        /s/ Jeffrey A. Gould
                                            --------------------
                                            Jeffrey A. Gould
                                            Chief Executive Officer

                                  EXHIBIT 32.2

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 10, 2005                        /s/ David W. Kalish
                                            --------------------------------
                                            David W. Kalish
                                            Senior Vice President-Finance

                                  EXHIBIT 32.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 10, 2005                        /s/ George Zweier
                                            -----------------------------------
                                            George Zweier
                                            Chief Financial Officer