Form 10-Q
period 2005-06-30
BRT REALTY TRUST
filed 2005-08-09
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes   X         No
                                 ---           ---
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,789,897 Shares of Beneficial Interest,
                   $3 par value, outstanding on July 26, 2005

Part 1 - Financial Information
Item 1. Financial Statements


                                                   BRT REALTY TRUST AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                        (Amounts in Thousands)
                                                                               June 30,         September 30,
                                                                                 2005              2004
                                                                                 ----              ----
                                                                             (Unaudited)         (Audited)
                                              ASSETS

Real estate loans:
    Earning interest, including $6,213 and
      $7,305 from related parties                                             $157,739             $132,229
    Not earning interest                                                             -                3,096
                                                                              --------             --------
                                                                               157,739              135,325
   Allowance for possible losses                                                  (669)                (881)
                                                                              --------             --------
                                                                               157,070              134,444
                                                                              --------             --------
Real estate assets:
    Real estate properties net of accumulated
      depreciation of $1,912 and $1,699                                          9,914                5,887
    Investment in unconsolidated real
      estate ventures                                                            8,867                7,793
                                                                              --------             --------
                                                                                18,781               13,680
Cash and cash equivalents                                                        5,297                5,746
Securities available-for-sale at fair value                                     50,672               41,491
Other assets                                                                     3,604                2,644
                                                                              --------             --------
          Total Assets                                                        $235,424             $198,005
                                                                              ========             ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds                                                            $ 82,163             $ 53,862
    Mortgage payable                                                             2,559                2,609
    Accounts payable and accrued liabilities,
      including deposits of $2,280 and $3,164                                    5,301                5,798
    Dividends payable                                                            3,895                3,673
                                                                              --------             --------
          Total Liabilities                                                     93,918               65,942
                                                                              --------             --------

Shareholders' Equity:
    Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
    Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
      issued - 8,924 and 8,883 shares, respectively                             26,772               26,650
    Additional paid-in capital                                                  83,440               81,769
    Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          34,717               26,162
    Unearned compensation                                                       (1,528)                (900)
    Retained earnings                                                            8,692                9,482
                                                                              --------             --------
                                                                               152,093              143,163
Cost of 1,229 and 1,288 treasury shares of
    beneficial interest at each date                                           (10,587)             (11,100)
                                                                              --------             --------
           Total Shareholders' Equity                                          141,506              132,063
                                                                              --------             --------

           Total Liabilities and Shareholders' Equity                         $235,424             $198,005
                                                                              ========             ========



                   See Accompanying Notes to Consolidated Financial Statements.



                       BRT REALTY TRUST AND SUBSIDIARIES
                       CONSOLIDATE STATEMENTS of INCOME
                             (Amounts in Thousands)
              (Dollar amounts in thousands except per share amounts)

                                                                                Three Months Ended             Nine Months Ended
                                                                                ------------------             -----------------
                                                                                     June 30,                      June 30,
                                                                                     --------                      --------
                                                                                2005           2004            2005         2004
                                                                                ----           ----            ----         ----

Revenues:
        Interest and fees on real estate loans, including
           $166 and $197 for the three month periods,
           respectively, and $523 and $548 for the nine month
           periods, respectively, from related parties                        $ 5,027        $ 3,679         $14,634       $ 9,637
        Operating revenue from real estate properties                             680            617           1,898         1,742
        Other, primarily investment income                                        657            590           1,908         1,775
                                                                              -------        -------         -------       -------
              Total Revenues                                                    6,364          4,886          18,440        13,154
                                                                              -------        -------         -------       -------
    Expenses:
      Interest - borrowed funds                                                 1,005            372           2,492           817
      Advisor's fees, related party                                               488            393           1,289         1,032
      General and administrative - including $179
        and $197 for the three month periods,
        respectively, and $553 and $555 for the nine month
        period, respectively, to related parties                                1,138          1,014           3,170         2,828
      Other taxes                                                                  80            209             321           365
      Operating expenses relating to real estate properties
        including interest on mortgages payable
        of $41 and $63 for the three month periods,
        respectively, and $133 and $191 for the nine month
        period, respectively                                                      451          1,106           1,123         1,887
      Amortization and depreciation                                                84             68             234           204
                                                                              -------        -------         -------       -------

      Total Expenses                                                            3,246          3,162           8,629         7,133
                                                                              -------        -------         -------       -------

   Income before equity in earnings of unconsolidated real
     estate ventures, gain on sale of available-for-sale securities,
     minority interest and discontinued operations                              3,118          1,724           9,811         6,021
   Equity in earnings of unconsolidated real estate ventures                       82             33              83            74
   Income before gain on sale of available-for-sale securities,               -------        -------         -------       -------
     minority interest and discontinued operations                              3,200          1,757           9,894         6,095

   Gain on sale of available-for-sale securities                                    -              4             680         1,641
   Minority interest                                                              (13)           (11)            (37)          (32)
                                                                              -------        -------         -------       -------
   Income before discontinued operations                                        3,187          1,750          10,537         7,704

   Discontinued Operations
     Gain on sale of real estate assets                                             -            559               -         1,150
     Net income                                                               $ 3,187        $ 2,309         $10,537       $ 8,854
                                                                              =======        =======         =======       =======

   Income per share of beneficial interest:
   Income from continuing operations                                          $   .41        $   .23         $  1.36       $  1.01
   Discontinued operations                                                          -             07               -           .15
                                                                              -------        -------         -------       -------
       Basic earnings per share                                               $   .41        $   .30         $  1.36       $  1.16
                                                                              =======        =======         =======       =======

   Income from continuing operations                                          $   .41        $   .23         $  1.35       $   .99
   Discontinued operations                                                          -            .07               -           .15
                                                                              -------        -------         -------       -------
     Diluted earnings per share                                               $   .41        $   .30         $  1.35       $ 1 .14
                                                                              =======        =======         =======       =======

Cash distributions per common share                                           $   .50        $   .48         $  1.46       $  1.31
                                                                              =======        =======         =======       =======

   Weighted average number of common
     shares outstanding:
   Basic                                                                    7,779,184      7,650,471       7,729,650     7,605,366
   Diluted                                                                  7,834,539      7,738,076       7,796,446     7,733,032
                                                                            =========      =========       =========     =========

              See Accompanying Notes to Consolidated Financial Statements.


                                                      BRT REALTY TRUST AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                 (Unaudited)
                                                (Amounts in Thousands except for Per Share Data)



                                                                    Accumulated
                                           Shares of  Additional    Other Com-    Unearned
                                          Beneficial   Paid-In      prehensive     Compen-     Retained    Treasury
                                           Interest    Capital        Income       sation      Earnings     Shares       Total
                                           --------    -------        ------       ------      --------     ------       -----

Balances, September 30, 2004                $26,650     $81,769       $26,162    $   (900)     $  9,482    $(11,100)   $132,063

Shares issued - purchase plan                   122         799             -           -             -           -         921

Distributions - common share
      ($1.46 per share)                           -           -             -           -       (11,327)          -     (11,327)

Issuance of restricted stock                      -         870             -        (870)            -           -           -

Exercise of stock options                         -           6             -           -             -         513         519

Forfeiture of restricted stock                    -          (4)            -           4             -           -           -

Compensation expense -
      restricted stock                            -           -             -         238             -           -         238

Net income                                        -           -             -           -        10,537           -      10,537
     Other comprehensive
      income - net unrealized
      gain on available-for-sale
      securities (net of reclassi-
      fication adjustment for
      gains included in net
      income of $680)                             -           -         8,555           -             -           -       8,555
Comprehensive income                              -           -             -           -             -           -      19,092
                                            -----------------------------------------------------------------------------------
Balances, June 30, 2005                     $26,772     $83,440       $34,717  $   (1,528)       $8,692    $(10,587)   $141,506
                                            ===================================================================================



         See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)
                                                                                          Nine Months Ended
                                                                                              June 30,
                                                                                        2005             2004
                                                                                        ----             ----

Cash flows from operating activities:
   Net income                                                                         $10,537           $ 8,854
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Amortization and depreciation                                                        325               240
     Amortization of restricted stock                                                     238               159
     Net gain on sale of real estate assets                                                 -            (1,150)
     Net gain on sale of available-for-sale securities                                   (680)           (1,641)
     Equity in earnings of unconsolidated real estate ventures                            (83)              (74)
     Increase in straight line rent                                                      (115)             (115)
   Increases and decreases from changes in other
    assets and liabilities
     (Increase) in interest and dividends receivable                                     (805)             (619)
     (Increase) in prepaid expenses                                                       (44)              (73)
     (Decrease) Increase in accounts payable and accrued liabilities                     (872)            1,268
     (Increase) in deferred expenses                                                     (121)              (75)
     Increase in deferred revenues                                                         96               490
      Increase in escrow deposits                                                         355               416
     Other                                                                                 29                53
                                                                                      -------           -------
Net cash provided by operating activities                                               8,860             7,733
                                                                                      -------           -------

Cash flows from investing activities:
   Collections from real estate loans                                                 113,729            64,699
   Sale of participation interests                                                     38,475                 -
   Additions to real estate loans                                                    (177,275)         (125,061)
   Net costs capitalized to real estate assets                                           (228)              (86)
   Additions to real estate                                                            (1,565)                -
   Proceeds from the sale of real estate                                                    -             1,247
   Investment in real estate ventures                                                  (1,229)             (856)
   Purchase of available-for-sale securities                                           (1,000)                -
   Sales of available-for-sale securities                                               1,055             3,384
   (Increase) Decrease in deposits payable                                                (93)              188
   Partnership distributions                                                              238               170
                                                                                      -------           -------
Net cash (used in) investing activities                                               (27,893)          (56,315)
                                                                                      -------           -------

Cash flows from financing activities:
   Proceeds from borrowed funds                                                       168,500            75,300
   Repayment of borrowed funds                                                       (140,199)          (41,250)
   Payoff/paydown of loan and mortgages payable                                           (50)              (52)
   Cash distribution - common shares                                                  (11,107)           (9,041)
   Exercise of stock options                                                              519               710
   Issuance of shares - stock purchase plan                                               921                 -
                                                                                      -------           -------
   Net cash provided by financing activities                                           18,584            32,175
                                                                                      -------           -------
   Net (decrease) in cash and cash equivalents                                           (449)          (16,407)
   Cash and cash equivalents at beginning of period                                     5,746            21,694
                                                                                      -------           -------
   Cash and cash equivalents at end of period                                         $ 5,297           $ 5,287
                                                                                      =======           =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                          $ 2,327           $   851
                                                                                      =======           =======
Non cash investing and financing activity:
    Reclass of loan to real estate upon foreclosure                                   $ 2,446           $     -
                                                                                      =======           ======
    Accrued distributions                                                             $ 3,895           $ 3,673
                                                                                      =======           =======

                 See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2005 and for the three and nine months ended June 30, 2005 reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results for the full year.

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

Note 2 - Shareholders' Equity

Distributions

During the quarter ended June 30, 2005, BRT declared a cash distribution to shareholders of $.50 per share. This distribution totaled $3,895,000 and was payable on July 5, 2005 to shareholders of record on June 27, 2005.

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

Note 2 - Shareholders' Equity (Continued)


Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows:


                                                         Three Months Ended               Nine Months Ended
                                                              June 30,                         June 30,
                                                              --------                         --------
                                                         2005            2004           2005             2004
                                                         ----            ----           ----             ----


Net income to common
     shareholders as reported                          $ 3,187         $ 2,309          $10,537         $ 8,854

Less: Total share-based employee
     compensation expense
     determined under fair value
     method for all awards                                  16              30               48              90
                                                       -------         -------          -------         -------
Pro forma net income                                   $ 3,171         $ 2,279          $10,489         $ 8,764
                                                       =======         =======          =======         =======

Pro forma earnings per share
     of beneficial interest

Basic                                                  $   .41         $   .30          $  1.36         $  1.15
                                                       =======         =======          =======         =======
Diluted                                                $   .41         $   .29          $  1.35         $  1.13
                                                       =======         =======          =======         =======


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Trust's employee share options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimated, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

Restricted Shares

As of June 30, 2005, 95,530 restricted shares were issued under the Trust's 2003 incentive plan. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. The Trust records compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, over the vesting period, measuring the compensation cost based on the market value of the shares on the date of the award of the restricted shares. For the three and nine months ended June 30, 2005, the Trust recorded $98,000 and $238,000 of compensation expense, respectively.


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

The following table sets forth the computation of basic and diluted shares:


                                                      Three Months Ended                 Nine Months Ended
                                                           June 30,                          June 30,
                                                           --------                          --------
                                                    2005              2004             2005             2004
                                                    ----              ----             ----             ----

Basic                                              7,779,184        7,650,471         7,729,650        7,605,366

Effect of dilutive securities                         55,355           87,605            66,796          127,666
                                                   ---------        ---------         ---------        ---------

Diluted                                            7,834,539        7,738,076         7,796,446        7,733,032
                                                   =========        =========         =========        =========


Note 3 - Real Estate Loans

Management   evaluates  the  adequacy  of  the  allowance  for  possible  losses periodically and believes that the allowance for losses is adequate to absorb any probable losses on the existing portfolio.

During the quarter ended June 30, 2005, the Trust accepted a discounted payoff on a loan that had been previously classified as non-earning. The Trust charged the allowance for possible losses in the amount of $211,250 relating to the repayment of this loan.

At June 30, 2005 there were no non-earning assets.

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended June 30, 2005 and 2004, interest income would have increased by approximately $11,000 and $102,000, respectively. For the nine month period ended June 30, 2005 and 2004, the increase would have been $134,000 and $390,000, respectively.

Included in real estate loans are three second mortgages and one first mortgage to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At June 30, 2005, the aggregate balance of these mortgage loans was $6,213,000. Interest earned on these loans totaled $166,000 and $198,000 for the three months ended June 30, 2005 and 2004, respectively. For the nine months ended June 30, 2005 and 2004, interest earned on these loans totaled $523,000 and $548,000, respectively.

As of June 30, 2005, there were four first mortgage loans outstanding to one borrower. These loans totaled $36,493,000, which is approximately 23% of the Trust's loan portfolio and 16% of the Trust's total assets. All four loans are collateralized by multi-family apartment developments. Two of the loans, with a balance at June 30, 2005 of $17,800,000, are collateralized by properties located in Tennessee, the third with a balance of $6,095,000, is a collateralized by a property located in Alabama and the remaining loan, with a balance of $12,598,000, is collateralized by a property located in Florida. All four loans have adjustable interest rates.


Note 4 - Investment in Unconsolidated Joint Ventures at Equity

Through subsidiaries, the Trust is a partner in eight unconsolidated joint ventures which own and operate eight properties. In addition to making an equity contribution, the Trust may hold a first or second mortgage on the property owned by the venture.

Unaudited condensed financial information for the two most significant joint ventures is shown below.

                                       Blue Hen Venture
                                       ----------------


                                                                                     Amounts in Thousands
                                                                             June 30,              September 30,
                                                                               2005                    2004
                                                                               ----                    ----

  Condensed Balance Sheet

  Cash and cash equivalents                                                  $ 1,294                $   327
  Real estate investments, net                                                15,443                 15,298
  Other assets                                                                   346                    436
                                                                             -------                -------
       Total assets                                                          $17,083                $16,061

  Mortgages payable (1)                                                      $ 1,413                $ 2,080
  Other liabilities                                                              214                    190
  Equity                                                                      15,456                 13,791
       Total liabilities and equity                                          $17,083                $16,061

 Trust's equity investment (3)                                               $ 7,038                $ 5,855



                                                             Three Months Ended                Nine Months Ended
                                                                   June 30,                         June 30,
                                                                   --------                         --------
                                                             2005            2004            2005             2004
                                                             ----            ----            ----             ----

  Condensed Statement of Operations

  Revenues, primarily rental income                       $    767        $    825         $  2,345          $ 2,327
                                                          --------        --------         --------          -------

  Operating expenses (2)                                       405             434            1,291            1,207
  Depreciation                                                 158             136              484              385
  Interest expense (1)                                          31              51              105              170
                                                          --------        --------         --------          -------
       Total expenses                                          594             621            1,880            1,762
                                                          --------        --------         --------          -------

Net income attributable to members                        $    173        $    204         $    465          $   565
                                                          ========        ========         ========          =======

  Trust's share of net income
      recorded in income statement                        $     87        $    102         $    233          $   253
                                                          ========        ========         ========          =======

  (1) First mortgages held by the Trust.
  (2) Includes $32,000 and $33,000 for the three months ended June 30, 2005 and 2004, respectively, and $122,000 and $112,000 for the nine months ended June 30, 2005 and 2004, respectively, to related parties for management fees.
  (3) The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen joint venture that is attributable to building and improvements is being amortized over the life of the related property The portion that is attributable to land will be recognized upon the disposition of the land.


Note 4 - Investment in Unconsolidated Joint Ventures at Equity (Continued)


                               Rutherford Glen
                               ---------------
                                                                                    Amounts in Thousands
                                                                             June 30,             September 30,
                                                                             --------             -------------
                                                                               2005                   2004

          Condensed Balance Sheet

          Cash and cash equivalents                                            $    276              $    214
          Real estate investments, net                                           17,433                17,984
          Other assets                                                              313                   240
                                                                               --------              --------
                Total assets                                                   $ 18,022              $ 18,438
                                                                               ========              ========

          Mortgages payable (1)                                                $ 18,610              $ 18,765
          Other liabilities                                                         511                   414
          Equity                                                                 (1,099)                 (741)
                                                                               --------              --------
               Total liabilities and equity                                    $ 18,022              $ 18,438
                                                                               ========              ========

          Trust's equity investment                                            $   (550)             $   (340)
                                                                               ========              ========


                                                              Three Months Ended                 Nine Months Ended
                                                                    June 30,                         June 30,
                                                                    --------                         --------
                                                              2005           2004               2005        2004
                                                              ----           ----               ----        ----

  Condensed Statement of Operations

  Revenues, primarily rental income                          $    570      $     603         $  1,744     $   1,768
                                                             --------      ---------         --------     ---------

  Operating expenses (2)                                          270            264              797           830
  Depreciation                                                    182            182              545           546
  Interest expense (3)                                            357            361            1,074         1,080
                                                             --------      ---------         --------     ---------

       Total expenses                                             809            807            2,416         2,456
                                                             --------      ---------         --------     ---------

 Net loss attributable to members                            $   (239)      $   (204)       $    (672)    $    (688)
                                                             ========       ========        =========     =========

  Trust's share of net loss
      recorded in income statement                           $   (119)      $   (102)       $    (336)    $    (344)
                                                             ========       ========        =========     =========


(1)   Includes a $2,950,000 second mortgage held by the Trust.
(2) Includes $4,000 for both for the three months ended June 30, 2005 and 2004, respectively, and $8,000 and $11,000 for the nine months ended June 30, 2005 and 2004, respectively, to related party.
(3) Includes $82,000 and $83,000 for the three months ended June 30, 2005 and 2004, respectively, and $246,000 and $248,000 for the nine months ended June 30, 2005 and 2004, respectively, of interest expense on the second mortgage which is held by the Trust.

The remaining six ventures contributed $114,000 and $33,000 for the three months ended June 30, 2005 and 2004, respectively, and $186,000 and $165,000 for the nine months ended June 30, 2005 and 2004, respectively of equity in earnings of unconsolidated joint ventures.

Note 5 - Available-For-Sale Securities

Included in available-for-sale securities are 1,009,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $13,262,000 and a market value at June 30, 2005 of $46,441,600. The shares held by the Trust represent approximately 3.90% of the outstanding common shares of Entertainment Properties Trust as of July 29, 2005.

Also included in available-for-sale securities are 75,400 shares of Atlantic Liberty Financial Corp. (NASDAQ:ALFC), which have a cost basis of $1,145,000 and a market value at June 30, 2005 of $1,907,000. The shares held by the Trust represent approximately 4.48% of the outstanding common shares of Atlantic Liberty Financial Corp. as of June 10, 2005.

Note 6 - Borrowed Funds

On February 16, 2005, the Trust consummated an $85 million credit line with North Fork Bank, Valley Bank and Signature Bank. This facility replaced a $60 million credit line that the Trust had with North Fork Bank. The new facility has a maturity date of February 16, 2007. The Trust may extend the term of the facility for two one year periods for a fee of $212,500 for each extension. Borrowings under this facility are secured by specific mortgage receivables and the facility provides that the amount borrowed will not exceed 65% of the collateral pledged. At June 30, 2005, the Trust had pledged collateral that would permit it to borrow the entire $85 million under the facility, of which $63,550,000 was outstanding under the facility. Interest is charged on the outstanding balance at prime plus 1/2% (which interest rate was 6.75% at June 30, 2005). For the three and nine months ended June 30, 2005 and 2004, the average outstanding balance on the credit line was $42,698,000 and $19,804,000, respectively, and $39,116,000 and $12,059,000, respectively. As of July 29, 2005, $77,550,000 was outstanding.

In addition to its credit line, BRT has the ability to borrow funds through a margin account. In order to maintain the account BRT pays an annual fee equal to ..3% of the market value of the pledged securities, which is included in interest expense. At June 30, 2005, there was an outstanding balance under the margin account of $18,613,000. The average outstanding balance for the three and nine
months  ended  June  30,  2005  and  2004  was  $18,563,000   and   $10,317,000,
respectively, and $14,733,000 and $10,049,000, respectively, and the average interest rate paid was 5.90% and 4.88%, respectively, and 5.71% and 4.81%, respectively. At June 30, 2005, marketable securities with a market value of $46,441,600 were pledged as collateral.

Note 7 - Comprehensive Income


Comprehensive income for the three month period ended was as follows:

                                                          Three Months Ended             Nine Months Ended
                                                                June 30,                       June 30,
                                                                --------                       --------
                                                          2005             2004           2005          2004
                                                          ----             ----           ----          ----

Net income                                             $   3,187          $ 2,309       $10,537        $ 8,854

Other comprehensive (loss) income -
    Unrealized (loss) gain on available -
    for-sale securities                                    4,929           (5,452)        8,555         4,751
                                                       ---------          -------       -------        ------

Comprehensive (loss) income                            $   8,116          $ 3,143       $19,092       $13,605
                                                       =========          =======       =======       =======


Accumulated other comprehensive income, which is comprised solely of the net unrealized gain on available-for-sale securities, was $34,717,000 and $24,033,000 at June 30, 2005 and 2004, respectively.


Note 8 - New Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB
Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issue to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosure is no longer an alternative. The statement is effective for public companies at the beginning of the next fiscal year that begins after June 15, 2005.

Emerging Issues Task Force ("EITF") Issue 04-5, "Investor's Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" was ratified by the FASB in June 2005. This EITF provides guidance in determining whether a general partner controls a limited partnership and what rights held by the limited partners(s) preclude consolidation in which the sole general partner would consolidate the limited partnership in accordance with the U.S. generally accepted accounting principles. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Trust is currently evaluating the impact of the issue and does not anticipate that the adoption of the new issue will have a significant effect on earnings or the financial position of the Trust.

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

Overview

We are primarily engaged in the business of originating and holding for investment senior and junior real estate mortgages secured by income producing property. We also originate and hold for investment real estate mortgages secured by development and non income producing properties, purchase and hold for investment senior and junior participations in existing mortgage loans originated by others and sell senior, junior and pari passu participations in real estate mortgage loans originated by us. We may also participate as both lender to, and an equity participant in, joint ventures which acquire real property. Our investment policy emphasizes short-term mortgage loans.

Liquidity and Capital Resources

We are engaged in the business of originating and holding for investment senior and junior real estate mortgages. Our investment policy emphasizes short-term mortgage loans. We also purchase senior and junior participations in short term mortgage loans and originate participating mortgage loans and loans to joint ventures in which we are an equity participant. Repayments of real estate loans in the amount of $146,107,000 are due and payable to us during the twelve months ending June 30, 2006. The availability of mortgage financing secured by real property and the market for selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot predict the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We maintain an $85 million revolving credit facility with our lenders. The maturity date of the facility is February 16, 2007 and may be extended at our option for two one year terms. Borrowings under the facility are secured by specific first mortgages receivable and the facility provides that the amount borrowed will not exceed 65% of these specific receivables pledged to lenders. Interest is charged on the outstanding balance at prime plus 1/2% (which interest rate was 6.75% at June 30, 2005). At June 30, 2005, we pledged collateral that would permit us to borrow the entire $85 million under the facility, of which $63,550,000 was outstanding. As of July 29, 2005, $77,550,000 was outstanding under the facility.

We also have the ability to borrow on margin using the shares we own in Entertainment Properties Trust as collateral. At June 30, 2005, there was approximately $23,221,000 available under this facility, of which $18,613,000 was outstanding. The amount available under the margin account will be reduced if the market value of the stock of Entertainment Properties Trust declines.

During the nine months ended June 30, 2005, we generated cash of $8,860,000 from operations, $113,729,000 from real estate loan collections, $38,475,000 from the sale of participation interests, $28,301,000 from net borrowings and $1,055,000 from the sale of securities. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $177,275,000 and pay shareholder dividends of $11,107,000. Our cash and cash equivalents was $5,297,000 at June 30, 2005.

We will satisfy our liquidity needs from cash and liquid investments on hand, the credit facility with our lenders, the availability in our margin account collateralized by shares of Entertainment Properties Trust, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

As of June 30, 2005, there were 4 loans outstanding to one borrower. These loans totaled $36,493,000, which is approximately 23% of our total loan portfolio and 16% of our total assets.

Results of Operations

Interest and fees on loans increased $1,348,000, or 37%, to $5,027,000 for the three months ended June 30, 2005 from $3,679,000 for the three months ended June 30, 2004. During the current quarter, the average balance of loans outstanding increased by approximately $28.7 million, resulting in an increase in interest income of $845,000. Recent increases in the prime rate have caused the average interest rate earned on the loan portfolio to increase to 12.49% for the three month period ended June 30, 2005 from 10.70% for the three months ended June 30, 2004, resulting in a $554,000 increase in interest income. We also realized an increase in fee income of $219,000 primarily the result of fee amortization on a larger loan portfolio. Offsetting these increases was a $270,000 decline in interest income that resulted from the collection of interest of three loans that were returned to performing status in the prior years quarter.

For the nine months ended June 30, 2005, interest and fees on loans increased $4,997,000, or 52%, from $9,637,000 to $14,634,000. During the nine months ended
June 30, 2005, the average balance of loans outstanding increased by approximately $34.2 million resulting in an increase in interest income of $3,067,000. We also realized an increase in interest income of $420,000 resulting from the collection of interest in excess of the stated rate on a loan that went into default the previous fiscal year but was paid in full in the current fiscal year. Recent increases in the prime rate have caused the average interest rate earned on the portfolio to increase to 12.35% for the nine month period ended June 30, 2005 from 10.94% for the nine month period ended June 30, 2004, resulting in an increase in interest income of $1,146,000. We also realized an increase in fee income of $636,000. This was the result of fee amortization on the larger loan portfolio and an acceleration of amortization from the prepayment of loans. Offsetting these increases was a $272,000 decline in interest income that resulted from the collection of interest of three loans that were returned to performing status in the prior years quarter.

Operating income on real estate owned increased $63,000, or 10%, for the three months ended June 30, 2005 to $680,000 from $617,000 for the three months ended June 30, 2004. The increase was primarily caused by rents received from a residential property located in Charlotte, North Carolina, that the Trust acquired in foreclosure in January, 2005.

For the nine month period ended June 30, 2005, operating income from real estate owned increased $156,000, or 9%, to $ 1,898,000 from $1,742,000 for the nine month period ended June 30, 2004. In addition to the acquisition of the property in Charlotte, North Carolina, which accounted for $135,000, or 85%, of the increase, the Trust recognized increases in rental income and percentage rent at its property located in Rock Springs, Wyoming.

Other revenues, primarily investment income, increased to $657,000 for the three months ended June 30, 2005, from $590,000 for the three months ended June 30, 2004, an increase of $67,000, or 12%. For the nine months ended June 30, 2005, other revenues, primarily investment income, increased by $133,000, or 8%, from the nine months ended June 30, 2004, from $1,775,000 to $1,908,000. For both the three and nine month periods ended June 30, 2005, the increase was primarily due to increased dividend income from our investment in the common shares of Entertainment Properties Trust.

Interest expense on borrowed funds increased to $1,005,000 for the three months ended June 30, 2005, from $372,000 for the three months ended June 30, 2004, an increase of $633,000, or 170%. Interest expense on borrowed funds increased to $2,492,000 for the nine month period ended June 30, 2005 from $817,000 for the nine month period ended June 30, 2004, an increase of $1,675,000, or 205%. The increase for both the three and nine month periods is due to an increase in the level of our borrowings to fund our increased loan portfolio and an increase in the rates paid on our credit facility and margin account. For the three month period ended June 30, 2005, the average outstanding balance increased from $30.1 million for the three months ended June 30, 2004 to $61.3 million, accounting for an increase in interest expense of $482,000 and the combined interest rate paid increased from 4.88% in the three months ended June 30, 2004, to 6.49% for the three months ended June 30, 2005 causing an increase in interest expense of $151,000. For the nine month period ended June 30, 2005, the average outstanding balance increased from $22.1 million for the nine months ended June 30, 2004 to $53.8 million, accounting for an increase in interest expense of $1,443,000 and the combined interest rate paid increased from 4.86% for the nine months ended June 30, 2004 to 6.10% for the nine months ended June 30, 2005 causing an increase in interest expense of $232,000.

The Advisor's fee, which is calculated based on invested assets, increased $95,000, or 24%, for the three months ended June 30, 2005, to $488,000 from $393,000 for the three months ended June 30, 2004. For the nine month period ended June 30, 2005, the fee increased $257,000, or 25%, to $1,289,000 from $1,032,000 for the nine month period ended June 30, 2004. For both the three and nine month periods, when compared to the prior three and nine month periods, we experienced a large increase in the outstanding balance of invested assets, primarily loans, the basis upon which the fee is calculated.

General and administrative expense increased $124,000, or 12%, to $1,138,000 for the three months ended June 30, 2005 from $1,014,000 for the three months ended June 30, 2004. We incurred increased accounting and audit fees of $114,000, the result of Sarbanes-Oxley compliance activities, an increase in payroll and payroll related expenses of $124,000, the result of increased staffing levels, commissions paid to loan originators and increased restricted stock amortization. These increases were offset by a $88,000 decline in legal expenses that resulted from a decline in foreclosure related activities and the expensing in the prior period of legal costs associated with the organization of a "de novo" bank that the Trust decided not to pursue. The remaining decrease of $26,000 was among several categories, none of which were significant.

General and administrative expense increased $342,000, or 12%, to $3,170,000 for the nine months ended June 30, 2005 from $2,828,000 for the nine months ended June 30, 2004. We incurred increased accounting and audit fees of $122,000, the result of Sarbanes-Oxley compliance activities, an increase in payroll and payroll related expenses of $225,000, the result of increased commissions paid to loan originators and increased restricted stock amortization, and a $45,000 increase in insurance costs related to directors' and officers' liability insurance. These increases were offset by a $65,000 decline in legal expenses that resulted from a decline in foreclosure related activities and the expensing in the prior period of legal costs associated with the organization of a "de novo" bank that the Trust decided not to pursue.

Other taxes decreased $129,000, or 62%, for the three months ended June 30, 2005 from $209,000 for the three months ended June 30, 2004, to $80,000. The prior years expense includes the payment of $122,000 income tax on earnings not distributed to shareholders. For the nine months ended June 30, 2005, other taxes decreased $44,000, or 12%, from $365,000 for the nine months ended June 30, 2004, to $321,000. The decline is the result of a $122,000 payment for income tax on earnings that was not distributed to shareholders, offset by an increase of $78,000 which is primarily an increase in the amount of excise tax recorded. This tax is based on taxable income that has been generated but not yet distributed.

Operating expenses relating to real estate properties declined to $451,000 for the three months ended June 30, 2005, from $1,106,000 for the three months ended June 30, 2004, a decline of $655,000, or 59%. In the prior three month period, we incurred legal and other professional expenses of $779,000 in connection with a litigation, commenced against the Trust, related to a property that was sold by BRT in 1997. This litigation was favorably concluded in June 2004. This decline was offset by $108,000 of operating expenses relating to a property located in Charlotte, North Carolina that was acquired by the Trust in foreclosure in January 2005. For the nine months ended June 30, 2005 operating expenses relating to real estate properties declined to $1,123,000 from $1,887,000 for the nine months ended June 30, 2004, a decline of $764,000, or 40%. In the prior nine month period we incurred legal and other professional expenses of $919,000 in connection with the above referenced litigation. This decline was offset by $172,000 of operating expenses related to a property located in Charlotte, North Carolina that was recently acquired by the Trust in foreclosure.

Amortization and depreciation increased to $84,000 for the three month period ended June 30, 2005 from $68,000 in the three month period ended June 30, 2004, an increase of $16,000, or 24%. Depreciation and amortization increased to $234,000 for the nine month period ended June 30, 2005 from $204,000 for the nine month period ended June 30, 2004, an increase of $30,000, or 15%. The increase for both the three and nine month periods relates to the Charlotte, North Carolina property acquired in foreclosure.

Equity in earnings of unconsolidated real estate ventures increased $49,000 for the three months ended June 30, 2005 to $82,000 from $33,000 for the three months ended June 30, 2005. The increase in the current three month period is due to the sale of a cooperative apartment unit at one of our joint ventures. For the nine months ended June 30, 2005, equity in earnings of unconsolidated real estate ventures increased $9,000, or 12%, to $83,000 in the nine months ended June 30, 2005 from $74,000 in the nine months ended June 30, 2004. In the current nine month period the Trust realized an increase in income due to the sale of a cooperative apartment unit at one of our joint ventures. This increase was offset by a decline in rental income related to a property located in Dover, Delaware, where, upon a lease renewal, a major tenant reduced the amount of space it occupies.

For the nine months ended June 30, 2005 gain on available-for-sale securities declined $961,000, from $1,641,000 to $680,000 for the nine months ended June 30, 2004. For the nine month period ended June 30, 2005, the Trust recognized a loss of $49,000 on the liquidation of shares of a security the Trust owned and recognized a $729,000 gain on the sale of 23,900 shares of Entertainment Properties Trust. For the nine month period ended June 30, 2004, the Trust sold 61,300 shares of Entertainment Properties Trust and 58,500 shares of Atlantic Liberty Financial for a gain of $1,637,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and to a lesser extent our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At June 30, 2005, approximately 92% of our loan portfolio was at a variable rate, based primarily on the prime rate. Accordingly, changes in the prime interest rate would have an effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have approximately a $595,000 positive effect on income before taxes and a one percent decline in interest rates would have approximately a $126,000 negative effect on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At June 30, 2005, our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Florida and Tennessee and, therefore, it is subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2005 are effective.

There has been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


                                BRT REALTY TRUST
                                ----------------
                                   Registrant




August 8, 2005                                   /s/ Jeffrey A. Gould
--------------                                   --------------------
Date                                             Jeffrey A. Gould, President
                                                 and Chief Executive Officer
                                                 (authorized officer)





August 8, 2005                                   /s/ George Zweier
--------------                                   -----------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer
                                                 (principal financial officer)




                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of BRT Realty Trust;

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


   Date:   August 8, 2005               /s/ Jeffrey A. Gould
                                        --------------------
                                        Jeffrey A. Gould
                                        President and
                                        Chief Executive Officer

                                                                EXHIBIT 31.2
                                                              CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of BRT Realty Trust;

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

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registran's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

   Date:   August 8, 2005                    /s/ David W. Kalish
                                             -------------------
                                             David W. Kalish
                                             Senior Vice President-Finance





                                   EXHIBIT 31.3
                                  CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

 1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of BRT Realty Trust;

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

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registran's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

   Date:   August 8, 2005
                                              /s/ George Zweier
                                              -------------------------
                                              George Zweier
                                              Vice President and Chief
                                              Financial Officer


                                  EXHIBIT 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 8, 2005                      /s/ Jeffrey A. Gould
                                            --------------------------
                                            Jeffrey A. Gould, President and
                                            Chief Executive Officer


                                  EXHIBIT 32.2

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 8, 2005                      /s/ David W. Kalish
                                            --------------------
                                            David W. Kalish
                                            Senior Vice President-Finance





                                  EXHIBIT 32.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 8, 2005                      /s/ George Zweier
                                            ---------------------
                                            George Zweier
                                            Chief Financial Officer