Form 10-K
period 2005-09-30
BRT REALTY TRUST
filed 2005-12-14
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -----------------
                                    FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005
                                            ------------------

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      Commission file number 001-07172

                                BRT REALTY TRUST
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                      13-2755856
         -------------------------------------------------------------
         (State or other jurisdiction                 (I.R.S. employer
         of incorporation or organization)         identification no.)

         60 Cutter Mill Road, Great Neck, New York              11021
         ------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code   516-466-3100
                                                              ------------

         Securities registered pursuant to Section 12(b) of the Act:

         Title of each class         Name of each exchange on which registered
         ----------------------------------------------------------------------
         Shares of Beneficial                      New York Stock Exchange
         Interest, $3.00 Par Value

         Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                     ----------------------------------------
                                (Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the  Securities  Act.   Yes      No  X
                                                              ---     ---



         Indicate by check mark if the registrant is not required to file
reports pursuant to Section 13 or 15(d) of the Act.    Yes      No  X
                                                           ---


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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).    Yes   X     No
                                                 ---       ---

         Indicate by check mark whether registrant is a shell company (as
defined in Exchange Act Rule 12b-2).        Yes        No  X
                                                ---       ---

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $75,010,000 based on the last sale price of the common equity on March 31, 2005, which is the last business day of the registrant's most recently completed second quarter.

         As of December 7, 2005, the registrant had 7,830,252 shares of Beneficial Interest outstanding, excluding treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the proxy statement for the annual meeting of shareholders of BRT Realty Trust to be filed not later than January 30, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I
Item l.  Business

General

         We are a real estate investment trust, also known as a REIT, organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts. We are primarily engaged in originating and holding for investment senior and junior commercial mortgage loans secured by real property in the United States. From time to time, we also participate as both an equity investor in, and as a mortgage lender to, joint ventures which acquire income-producing real property. We have originated in the past, and will consider in the future, loans to entities which own real property collateralized by pledges of some or all of the ownership interests that directly or indirectly control such real property ("mezzanine financing"). Our focus is to originate loans secured by real property, which generally have high yields and are short term or bridge loans, with an average duration ranging from six months to three years. Our loans to joint ventures in which we participate as an equity owner may provide for a longer term.

         On September 30, 2005, our mortgage portfolio consisted of 41 mortgage loans totaling $193.0 million in aggregate principal amount, net of allowances of $669,000, which represented 72% of our total assets. As of September 30, 2005, all outstanding loans, except for two mortgage loans in the aggregate principal amount of $1,617,000 with an allowance of $439,000 for loan losses, were earning interest. The mortgage loans not earning interest represent approximately .08% of our outstanding loan portfolio at September 30, 2005.

         Of the principal amount of loans outstanding on September 30, 2005, 94% represent first mortgage loans or mortgage loans in which we held a senior or pari passu participation interest, and 6% represent junior mortgage loans or junior participations.

         During the fiscal year ended September 30, 2005, in addition to originating mortgage loans, we were engaged in servicing our loan portfolio, supervising the management of real estate assets owned by us and overseeing the activities of joint ventures in which we are involved as an equity participant.

Our Investment Strategy

         Our primary strategy is to maintain and increase the cash available for distribution to our shareholders by originating mortgage loans secured by a diversified portfolio of real property. We actively pursue lending opportunities with property owners and prospective property owners who require short-term financing until permanent financing can be obtained or until the property is sold. Our investment policy emphasizes the origination for our own account of short-term senior and junior real estate mortgage loans secured by liens on improved real property which generate rental income. As of September 30, 2005, 94% of the aggregate principal balance of our portfolio consisted of first mortgage loans or mortgage loans in which we held a senior or pari passu participation interest. Our lending activities focus on operating properties such as multi-family residential properties, shopping centers, office buildings, industrial buildings, mixed use buildings and hotels/motels, as well as loans secured by undeveloped real property. We also originate and hold for investment loans secured by improved commercial or multi-family residential property which is vacant or partially vacant, pending renovation and sale or leasing.

         We sell, from time to time, senior, junior or pari passu participations in mortgage loans that we originate. We may also acquire participations in mortgage loans originated by others, and we may invest in the securities of other REITs. For the fiscal year ended September 30, 2005, we sold $38.5 million of junior and senior participation interests.

         In the past we have originated participating mortgage loans and may engage in such activity in the future; however at September 30, 2005, we had no participating mortgage loans outstanding. A participating mortgage loan is secured by a mortgage on income producing real property, provides for a somewhat lesser interest rate than the rate charged on our short-term mortgage loans, is for a longer term, and provides for payment of "additional" or "appreciation" interest either at the time of the sale or refinancing of the property securing the loan or at the maturity of the loan. The additional interest is based on the incremental value of the property securing the mortgage from the date the loan is consummated to the date the loan is paid off, but can also be based on a fixed rate, or other negotiated criteria.

         On a limited basis, we have originated mezzanine loans to the owners of real property secured by some or all of the ownership interests that directly or indirectly control the real property. Mezzanine loans are subordinate to the direct mortgage or mortgages placed on the property owned and senior to the equity of the ownership entity.


         When we invest in junior mortgage loans, junior participations in existing loans or in mezzanine loans, the collateral securing our loans is subordinate to the liens of senior mortgages or senior participations. At September 30, 2005, approximately 6% of our real estate mortgages, or $11,951,000 in principal amount, were represented by junior mortgages or junior participations. In certain cases, we may find it advisable to make additional payments in order to maintain the current status of prior liens or to discharge them entirely or to make working capital advances to support current operations. It is possible that the amount which may be recovered by us in cases in which we hold a junior position may be less than our total investment, less allowances for possible losses, and we could lose our entire investment in that loan.

         We also originate mortgage loans to joint ventures in which we are an equity participant. If we determine that a real property investment provides an opportunity to participate in capital appreciation, we may make an equity investment with a joint venturer, and make a mortgage loan, either senior or junior, to the venture. At September 30, 2005, we had $8,713,000 invested in joint ventures in which we were an equity participant, and $3,500,000 in second mortgage loans were due to us from these joint ventures. In most instances, a mortgage loan made by us to a joint venture in which we are an equity participant is secured by the real property owned by the joint venture.

         In the past three fiscal years there has been significant growth in our loan originations. We originated $259.3 million, $231.6 million and $58.7 million of mortgage loans in fiscal 2005, 2004 and 2003, respectively. In this three year period our lending activities have become nationwide and we have seen an increase in the average loan originated. Both of these factors we attribute to an increase in our marketing activities. As of September 30, 2005, we have loans outstanding that are secured by properties located in 13 states. It is not our present intent to originate or otherwise invest in any mortgage loan secured by property located outside the United States and Puerto Rico.

Our Origination Process

         We originate loans in a number of ways. We rely on the relationships developed by our advisor, our officers and our loan originators with real estate investors, commercial real estate brokers, mortgage brokers and bankers. We advertise our programs and activities in real estate publications and journals and we attend trade shows and other industry activities. We have experienced a great deal of repeat business with many of our borrowers. We act promptly on loan requests and provide loan commitments and close transactions quickly, within a few weeks or days, if required. Our ability to act quickly and close rapidly, if required, permits us to be competitive with lending firms offering similar lending products.

         Loan approvals are based on a review of property information as well as other due diligence activities undertaken by us, including a site visit to the property, an in-house property valuation, a review of the results of operations of the property, or in a case of an acquisition by our borrower, a review of the borrower's projected results of operations for the property, and a review of the financial condition of the prospective borrower and its principals. If our management determines that an environmental assessment of the underlying property is necessary, then such an assessment is conducted by a third-party provider. Before a loan commitment is issued, the loan must be approved by our loan committee. Loan approval occurs after the assent of not less than four of the seven members of our loan committee, all of whom are our executive officers. We generally obtain a non-refundable commitment fee from a prospective borrower at the time of issuing a loan commitment, and our loan commitments are generally issued subject to receipt by us of title documentation, in a form satisfactory to us, for the underlying property. For many of our commitments we also receive non-refundable fees, which may include an advance against projected legal fees, our due diligence costs and other costs we expect to incur. We usually receive an additional fee in connection with a loan extension. In our 2005 fiscal year, we earned $2,734,000 on all commitment and loan related fees. We have no fixed policy or limitation on the amount or percentage of our assets which we may invest in a single mortgage loan. The approval of our Board of Trustees is required for each loan which exceeds $20 million in principal amount, and the approval of our Board of Trustees is also required where loans by us to one borrower exceed $30 million, in the aggregate.

         We require either a personal guarantee or a "walk-away guarantee" from a principal or principals of a borrower, in substantially all of the loans originated by us. A "walk-away guarantee" generally provides that the full guarantee terminates only if (i) the borrower conveys title to the property to us within a negotiated period of time after a loan default and (ii) the borrower or the guarantor satisfy certain obligations, such as current payment of all real estate taxes and operating expenses. The "walk-away guarantee" is intended to provide an incentive to the principals of a borrower to have the collateral deeded to us in lieu of foreclosure, thereby eliminating the cost of foreclosure proceedings. By complying with the terms of the "walk-away guarantee," the principals of the borrower avoid the further risk of being personally responsible for any difference between the amount owed to us and the amount we recover in a foreclosure proceeding. If we make more than one loan to a borrower, we may require that some, or all, outstanding loans to that borrower be cross-collateralized.

Our Credit Facilities

         We have two separate credit facilities with a group of banks consisting of North Fork Bank, Valley National Bank, Merchants Bank Division and Signature Bank. Under the credit facilities, North Fork Bank, Valley National Bank, Merchants Bank Division and Signature Bank make available to us up to an aggregate of $102 million on a revolving basis, of which $85 million matures, under one facility, on February 16, 2007 (with two one-year extensions available to us), and of which $17 million matures, under the other facility, on February 1, 2006. The maximum amount which can be outstanding under the credit facilities is the lesser of 65% of the first mortgages pledged to the lending banks as collateral or $102 million. At September 30, 2005, $102 million was available to be drawn based on the lending formula under our credit facilities and $89 million was outstanding. At November 30, 2005, $98.6 million was available to be drawn based on the lending formula under our credit facilities and $62 million was outstanding. Borrowings under the credit facilities bear interest at the prime rate of North Fork Bank plus 1/2%, or 7.25% per annum as of September 30, 2005, and 7.50% as of November 30, 2005. The loan documents between us and our lenders contain affirmative and negative covenants, including (i) a requirement that the ratio of shareholders' equity to bank debt shall not be less than 1.30 to 1.00 until February 1, 2006 and not less than 1.50 to 1.00 thereafter, and
(ii) a required debt coverage ratio of 1.65 to 1.

         We also have the ability to borrow under margin lines of credit maintained with national brokerage firms, secured by the common shares we own in Entertainment Properties Trust (NYSE: EPR), or EPR, and other marketable securities. Under the terms of these margin lines of credit, we may borrow up to an amount equal to 50% of the market value of the securities we own. At September 30, 2005, $24.2 million was available under these margin lines of credit, of which $21.9 million was outstanding, and at November 30, 2005, $23.3 million was available under these margin lines of credit, of which $20.3 million was outstanding. At September 30, 2005, the weighted average interest rate paid on the margin lines of credit was 5.79%.

         Since the spreads between the interest paid by us on our revolving credit facilities and margin lines of credit and the interest paid to us by a borrower can range from approximately 3% to 5%, the use of leverage increases our yields.

Loan Defaults

         Loan defaults will reduce our current return and may require us to become involved in expensive and time consuming procedures, including foreclosure and/or bankruptcy proceedings. In the event of a default by a borrower on a mortgage loan, we will foreclose on the mortgage or other collateral held by us or seek to protect our investment through negotiations with the borrower or other interested parties, which may involve further cash outlays. During a foreclosure proceeding, we will usually not receive interest payments under our mortgage. Foreclosure proceedings in certain jurisdictions can take a considerable period of time, in excess of two years in many instances. In addition, if a borrower files for protection under the Federal bankruptcy laws during the foreclosure process, the delays may be longer. In a mortgage foreclosure proceeding, we will typically seek to have a receiver appointed by the court or an independent third party property manager appointed with the borrower's agreement in order to preserve the rental income stream and provide for the maintenance of the property. At the conclusion of the foreclosure or negotiated workout process, which occurs after the property is either sold at auction to a third party purchaser, acquired by us, or the workout process results in the borrower or its designee retaining the property, then the amounts, if any, collected by the receiver or the third party manager, less costs and expenses of operating the property and the receiver's or manager's fees, are usually paid over to us. In certain negotiated workouts, we have acquired title to a property from the borrower and afforded the borrower the opportunity to reacquire the property within a specified period of time at a fixed price. Except for two non-earning loans in the outstanding principal amount of $1.62 million which are in default and are in foreclosure, no other foreclosure proceeding commenced by us was active as of September 30, 2005 and as of the date of this filing.

Our Loan Portfolio

         At September 30, 2005, we had 41 outstanding mortgage loans, aggregating approximately $193.6 million in principal amount before allowances of $669,000, which include senior and junior mortgage loans, pari passu and junior participations in mortgage loans and loans to joint ventures in which we are an equity participant. Our allowances of $669,000 relate to three mortgage loans (to two borrowers), aggregating $3.07 million, of which one loan with a balance of $1.45 million was earning interest and two loans with a balance of $1.62 million were non-performing as of September 30, 2005. In determining the allowance for possible loan losses, we take into account a number of factors, including a market evaluation of the underlying collateral, the underlying property's estimated cash flow during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less estimated selling costs. We also take into account the extent of liquidity in the real estate industry, particularly in the New York metropolitan area, including New Jersey and Connecticut, and in Florida, where, at September 30, 2005, approximately 68% of our portfolio is located. Management monitors a borrower's performance and compliance with the loan documents and where we hold a junior lien, we monitor the status of payments to the first mortgagee and payment of real estate taxes. Our management reviews the loan portfolio on a quarterly basis to determine if allowances are needed.

         At September 30, 2005, our loan portfolio was secured by real property located in 13 states. Loans representing 34% of the principal amount of our total outstanding loans were secured by properties located in the New York metropolitan area, including New Jersey and Connecticut, 34% of the principal amount by properties located in Florida, 9% of the principal amount by properties located in Tennessee, and 23% of the principal amount by properties in the remaining states.

         For the year ended September 30, 2005, we originated $259.3 million of mortgage loans, $160.3 million of our previously outstanding loans were repaid in whole or in part and we sold participation interests of $38.5 million. Our three largest mortgage loans outstanding at September 30, 2005 of approximately $16 million, $13.4 million and $13.3 million, respectively, represented 6.01%, 5.02% and 5.00%, respectively, of our total assets. There was no other mortgage loan in our portfolio that represented more than 4.79% of our total assets as of September 30, 2005.

         At September 30, 2005 $43.5 million of our loan portfolio was represented by five loans secured by five separate properties made to one borrower. These loans represented 16.3% of our total assets and 22.5% of our loan portfolio at September 30, 2005. Another borrower had $18.8 million of loans outstanding with us at September 30, 2005 secured by two separate properties, representing 7.1% of our total assets and 9.7% of our loan portfolio. A third borrower had $18.3 million of loans outstanding at September 30, 2005 secured by three separate properties representing 6.9% of our total assets and 9.4% of our loan portfolio. No other borrower has loans outstanding with us which represent in excess of 6.0% of our total assets or 8.3% of our loan portfolio.

         At September 30, 2005, approximately 96% of our mortgage loans had a floating rate of interest calculated based on a variable spread above the prime rate, with a stated minimum interest rate (also referred to as adjustable rate mortgages), and approximately 4% of our mortgage loans provided for a fixed rate of interest. Interest on our mortgage loans is payable to us monthly. We usually require and hold funds in escrow that are payable to us monthly and which are used to pay real estate taxes and casualty insurance premiums. We may also require a borrower to fund an interest reserve out of the net loan proceeds, from which all or a portion of the interest payments due us are made for a specified period of time.


         The following sets forth information regarding our mortgage loans outstanding at September 30, 2005:

                                                                   Interest       Non-Interest        Prior         No. of
                                                   Total            Earning          Earning          Liens          Loans
                                                   -----            -------          -------          -----          -----

First mortgage loans:
     Long-term
         Residential                            $    31,000      $     31,000                -               -           1
     Short-term (five years or less):
        Multi-Family Residential                103,091,000       103,091,000                -               -          16
        Shopping centers/retail                  27,517,000        25,900,000       $1,617,000               -           9
        Land23,853,000                           23,853,000                 -                -               -           3
        Condominium development/
        units                                    18,558,000        18,558,000                -               -           3
        Industrial buildings                      8,628,000         8,628,000                -               -           4

Second mortgage loans and junior participations:
     Short-term (five years or less):
        Multi-Family Residential                 $9,119,000        $9,119,000                -     $33,107,000           2
        Retail                                    1,510,000         1,510,000                -       1,139,000           1
        Office                                    1,322,000         1,322,000                -       7,689,000           2

Competition

         With respect to our real estate lending activities, we compete for investments with other entities, including other mortgage REITs, commercial banks, savings and loan associations, specialty finance companies, conduits, pension funds, public and private lending companies, and mortgage bankers. Competition for mortgage loans is highly competitive, with lenders competing on rate, fees, amounts committed, term and service. Many of our competitors possess greater financial and other resources than we possess. Competitive variables include market visibility, size of loans offered and underwriting standards. To the extent a competitor is willing to risk larger capital in a particular transaction, or employ more liberal underwriting standards, our origination volume and profit margins could be adversely impacted. We compete by offering rapid response time in terms of approval and closing and by offering "no prepayment penalty" loans, and we may offer a higher loan to value ratio than institutional competitors. In order to compete more effectively, we engage in a national advertising and marketing program.

Our Investment in Entertainment Properties Trust

         As of September 30, 2005, we had an investment of $46.4 million in securities of other REITS, or 17.4% of our total assets, of which $45.1 million, or 16.9% of our total assets, represented our ownership of 1,009,600 common shares of Entertainment Properties Trust (EPR). Our EPR shares were purchased at an average cost for book purposes of $13.14 per share. As of September 30, 2005, the market value of our EPR investment was approximately $45.1 million, or $44.63 per share, and we had an unrealized gain of $31.8 million. As of November 30, 2005, the market value of this investment was $43.2 million, or $42.78 per share. In our 2005 fiscal year, EPR paid or declared cash dividends to its shareholders at a quarterly rate of $0.625 per share, which provided us with an annual yield of 19% on our book cost and 5.60% on the September 30, 2005 market value. From time to time, we evaluate our investment in EPR and determine whether or not to sell any EPR shares, taking into consideration EPR's results of operations and business prospects, general market conditions and our short and long term business objectives. Under the Investment Company Act of 1940, if more than 40% of a company's assets are investment securities, then such company could be subject to the Investment Company Act of 1940. We monitor the value of our securities portfolio in order to avoid being categorized as an investment company.

Our Real Estate Assets

         In addition to originating mortgage loans, we supervise the management of our real estate assets, which include properties that were acquired by foreclosure or deed in lieu of foreclosure and properties owned by joint ventures in which we participate as an equity investor. At September 30, 2005, approximately 2.3% of our total assets, or an aggregate of approximately $6.1 million, were represented by three operating properties, two of which were acquired by foreclosure. At September 30, 2005, approximately 3.3% of our total assets, or an aggregate of approximately $8.7 million, were represented by interests in joint ventures that collectively own eight properties. From time to time, we evaluate the status of our real estate assets and determine our short-term and long-term objectives for these investments.

Employees

         We share executive, administrative, legal, accounting and clerical personnel with several affiliated entities including, among others, Gould Investors L.P., a limited partnership involved in the ownership and operation of a diversified portfolio of real estate, and One Liberty Properties, Inc., a publicly-traded REIT. Jeffrey A. Gould, our President and Chief Executive Officer, George Zweier, a Vice President and Chief Financial Officer, two officers engaged in loan origination and underwriting activities, and two others engaged in underwriting activities, devote substantially all of their business time to our company, while our other personnel share their services on a part-time basis with us and other affiliated entities that share our executive offices. The allocation of expenses for the shared personnel is computed in accordance with a shared services agreement by and among us and the affiliated entities, which we refer to as the Shared Services Agreement. The allocation is based on the estimated time devoted by executive, administrative, legal, accounting and clerical personnel to the affairs of each entity that is a party to the Shared Services Agreement.

         In addition, we are party to an advisory agreement, which we refer to as the Advisory Agreement, between us and REIT Management Corp. Pursuant to the Advisory Agreement, REIT Management Corp. furnishes advisory and administrative services with respect to our business, including, without limitation, arranging credit lines for us, participating in our loan analysis and approvals, providing investment advice, providing assistance with building inspections and litigation support. For services performed by REIT Management Corp. under the Advisory Agreement, REIT Management Corp. receives an annual fee of 1% payable on mortgages receivable, subordinated land leases and investments in unconsolidated ventures, as well as an annual fee of 1/2% of our invested assets other than mortgages receivable, subordinated land leases and investments in unconsolidated ventures. During the year ended September 30, 2005, we paid $1.9 million to REIT Management Corp. under the Advisory Agreement. In addition, our borrowers pay fees directly to REIT Management Corp. based on their loans, which generally are one-time fees payable upon initial funding of the loan in the amount of 1% of the total commitment amount. During the year ended September 30, 2005, these fees totaled $2.7 million. REIT Management Corp. is wholly owned by the chairman of our Board of Trustees and he and other of our executive officers receive compensation, directly or indirectly, from REIT Management Corp.

         We believe that the Shared Services Agreement and the Advisory Agreement allow our company to benefit from access to, and from the services of, a group of senior executives with significant knowledge and experience. If not for the structure established under these agreements, we believe that a company of our size would not have access to the skills and expertise of these executives at the cost that we currently incur.

         We also engage affiliated entities to manage properties held by us and some of the joint ventures in which we are an equity participant, including cooperative apartments. These management services include, among other things, rent billing and collection, property maintenance, contractor negotiation, construction management, sales, leasing and mortgage brokerage. In management's judgment, the fees paid by us to these affiliated entities are competitive with fees that would be charged for comparable services by unrelated entities.

Available Information

         You can access financial and other information regarding our company on our website: www.brtrealty.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and Amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the Securities and Exchange Commission.

Item 1A.  Risk Factors

         In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to Our Business

If borrowers default on loans, we will experience a decrease in income and any recovery may be limited by the value of the underlying property

         Loan defaults will result in a decrease in interest income and may require an increase in loan loss reserves. The decrease in interest income resulting from loan defaults may be for a prolonged period of time as we seek to recover the outstanding principal balance, accrued interest, default interest and our legal costs. These legal proceedings, which may include foreclosure actions and bankruptcy and reorganization proceedings, are expensive and time consuming. The decrease in interest income and the costs involved in seeking to recover the outstanding amounts will reduce the amount of cash available to meet our expenses. In addition, the decrease in interest income and increases in loan loss reserves will have an adverse impact on our net income, taxable income and shareholders' equity. The decrease in interest income and the costs involved in seeking to recover the outstanding amounts could have an adverse impact on the cash distributions paid by us to our shareholders and our ability to continue to pay cash distributions in the future.

         Our primary source of recovery in the event of a loan default is the real property underlying a defaulted loan and, therefore, the value of our loan depends upon the value of the underlying real property. The value of the underlying property is dependent on numerous factors outside of our control, including national, regional and local business and economic conditions, government economic policies, the level of interest rates and non-performance of lease obligations by tenants occupying space at the underlying real property. The loan to value ratio is the ratio of the amount of the loan, plus any senior indebtedness, to the value of the real property underlying the loan as determined by our own in-house procedures. The higher the loan to value ratio, the greater the risk that the amount obtainable from a foreclosure or bankruptcy sale may be insufficient to repay the loan in full upon default. The loan to value ratio of certain of our loans exceeds 80%. In addition, we may find it necessary to acquire the property at a foreclosure sale or bankruptcy auction, in which event we assume the risks that may result from ownership of the property.

If a significant number of our mortgage loans are in default or we otherwise must write down our loans, a breach of our revolving credit facilities could occur

         Our revolving credit facilities with North Fork Bank, Valley National Bank, Merchants Bank Division and Signature Bank include financial covenants that require us to maintain certain financial ratios, including a debt service ratio and a debt to equity ratio. If a significant number of our mortgage loans are in default or if a recessionary environment exists under which generally accepted accounting principles require us to take provisions against our loans or against our real estate assets, our financial position could be materially adversely affected causing us to be in breach of the financial covenants.

         A breach by us of the covenants to maintain the financial ratios would place us in default under our revolving credit facilities, and, if the banks called a default and required us to repay the full amount outstanding under the revolving credit facilities, we might be required to dispose of assets in a rapid fashion, which could have an adverse impact on the amounts we would receive on such disposition. If we are unable to dispose of assets in a timely fashion to the satisfaction of the banks, the banks could foreclose on all, or any portion of, our loan portfolio pledged to the banks as collateral, which could result in the disposition of loans at below market values. The disposition of loans at below our carrying value would adversely affect our net income, reduce our net worth and adversely affect our ability to pay cash distributions to our shareholders.

The inability of our borrowers to refinance or sell underlying real property may lead to defaults on our loans

         A substantial majority of our mortgage portfolio is short term and due within five years. In addition, our borrowers are required to pay all or substantially all of the principal balance of our loans at maturity, in most cases with little or no amortization of principal over the term of the loan. Accordingly, in order to satisfy this obligation, at the maturity of a loan, a borrower will be required to refinance or sell the property or otherwise raise a substantial amount of cash. The ability to refinance or sell or otherwise raise a substantial amount of cash is dependent upon certain factors which neither we nor our borrowers control, such as national, local and regional business and economic conditions, government economic policies and the level of interest rates. If a borrower is unable to pay the balance due at maturity, and we are not willing to extend or restructure the loan, in most cases we will be required to foreclose on the property, which can be expensive and time consuming and could adversely affect our net income, shareholders' equity and cash distributions to shareholders.

A portion of our loans are subordinate loans which carry a greater risk of loss than senior loans

         We also loan funds to our borrowers in the form of junior mortgage loans or junior participations in mortgage loans. Because of their subordinate position, junior liens carry a greater risk than senior liens, including a substantially greater risk of non-payment of interest or principal. A decline in real estate values in the region in which the underlying property is located could adversely affect the value of our collateral, so that the outstanding balance of senior liens may exceed the value of the underlying property.

         In the event of a default on a junior lien, if permitted, we may elect to make payments to the senior mortgage holder in order to prevent foreclosure of the senior lienholder. However, in certain situations, we may not have the right to make payments to the senior lienholder, or may choose not to make such payments despite having the right to do so. In such cases, the senior lienholder may foreclose and we will be entitled to share in the proceeds of the foreclosure sale only after amounts due to senior lienholders have been paid in full. This can result in the loss of all or part of our investment, adversely affecting our net income, shareholders' equity and cash distributions to our shareholders.

We may suffer a loss if a borrower defaults on a loan that is secured by undeveloped land

         We provide loans that are secured by undeveloped land. These loans are subject to a higher risk of default because such properties generally are not income-producing properties. Following a borrower's default, we may experience delays in enforcing our rights as a lender and may incur costs in protecting our investment. In addition, the market value of such properties may be volatile. Consequently, in the event of a default and foreclosure, we may not be able to sell such a property for an amount equal to our investment or at all. As a result, we may lose all or part of our investment, adversely affecting our net income, shareholders' equity and cash distributions to our shareholders.

We may suffer a loss if a borrower defaults on a loan that is not secured by underlying real estate

         We occasionally provide loans that are secured by equity interests in the borrowing entities. These loans are subject to the risk that other lenders may be directly secured by the real estate assets of the borrower. In the event of a default and foreclosure or bankruptcy sale, those secured lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. As a result, we may lose all or part of our investment, adversely affecting our net income, shareholders' equity and cash distributions to our shareholders.

We are subject to the risks associated with loan participations, such as lack of full control rights

         Some of our investments are participating interests in loans in which we share the rights, obligations and benefits of the loan with other participating lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceeding and the institution of, and control over, foreclosure proceedings. In addition, to the extent our participation represents a minority interest, a majority of the participants may be able to take actions which are not consistent with our objectives.

We may have less control of our investment when we invest in joint ventures

         We have made loans to, and acquired equity interests in, joint ventures that own income producing real property. Our co-venturers may have different interests or goals than we do or our co-venturers may not be able or willing to take an action that is desired by us. A disagreement with respect to the activities of the joint venture could result in a substantial diversion of time and effort by our management and could result in our exercise, or one of our co-venturers exercise, of the buy/sell provision typically contained in our joint venture organizational documents. In addition, there is no limitation under our charter documents as to the amount of funds that we may invest in joint ventures. Accordingly, we may invest a substantial amount of our funds in joint ventures which ultimately may not be profitable.

Our allowance for loan losses may not be adequate to cover actual losses

         A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. We maintain an allowance for loan losses to manage the risk associated with loan defaults and non-performance by assessing the likelihood of non-performance, tracking loan performance and diversifying our portfolio. However, unexpected losses may occur that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence or control.

         The allowance for loan losses reflects our estimate of the probable losses in our loan portfolio at the relevant balance sheet date. Our allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows.

We are exposed to risk of environmental liabilities with respect to properties to which we take title

         In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to governmental entities or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination associated with the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The geographic concentration of our portfolio may make our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions

         A substantial amount of our outstanding loans are secured by properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida, although we originate and hold for investment loans secured by real property located anywhere in the United States and Puerto Rico. A lack of geographical diversification may make our mortgage portfolio more sensitive to local or regional economic conditions, which may result in higher default rates than might be incurred if our portfolio were more geographically diverse.

We face intense competition in acquiring desirable mortgage investments

         We encounter significant competition from other mortgage REITs, commercial banks, savings and loan associations, specialty finance companies, conduits, pension funds, public and private lending companies and mortgage bankers. Many of our competitors are larger than us, may have greater access to capital and other resources and may have other advantages over us in providing certain services to borrowers. Competition may result in higher prices for mortgage assets, lower yields and a narrower spread of yields over borrowing costs. In addition, an increase in funds available to lenders, or a decrease in borrowing activity, may increase competition for making loans and may result in loans available to us having a greater risk.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in real estate generally

         We are subject to the general risks of the real estate market. These include adverse changes in general and local economic conditions, demographics, retailing trends and traffic patterns, competitive overbuilding, casualty losses and other factors beyond our control. The value of the collateral underlying our loans, as well as the real estate owned by us and by joint ventures in which we are an equity participant, also may be negatively affected by factors such as the cost of complying with environmental regulations and liability under applicable environmental laws, interest rate changes and the availability of financing. Income from a commercial or multifamily residential property will also be adversely affected if a significant number of tenants are unable to pay rent, if tenants terminate or cancel leases or if available space cannot be rented on favorable terms. Operating and other expenses of properties, particularly significant expenses such as real estate taxes, maintenance costs and casualty and liability insurance costs, generally do not decrease when income decreases and even if revenues increase, operating and other expenses may increase faster than revenues.

Changes in interest rates may harm our results of operations

         Our results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. A substantial or sustained increase in interest rates could harm our ability to originate mortgage loans or acquire participations in mortgage loans. Interest rate fluctuations may also harm our earnings by causing an increase in mortgage prepayments or by changing the spread between the interest rates on our borrowings and the interest rates on our mortgage assets.

Our revenues and the value of our portfolio may be negatively affected by casualty events occurring on properties securing our loans

         We require our borrowers to obtain, for our benefit, comprehensive insurance covering the property and any improvements to the property collateralizing our loan in an amount intended to be sufficient to provide for the costs of replacement in the event of casualty. In addition, joint ventures in which we are an equity participant carry comprehensive insurance covering the property and any improvements to the property owned by the joint venture for the costs of replacement in the event of a casualty. Further, we carry insurance for such purpose on properties owned by us. However, the amount of insurance coverage maintained for any property may not be sufficient to pay the full replacement cost following a casualty event. In addition, the rent loss coverage under a policy may not extend for the full period of time that a tenant may be entitled to a rent abatement that is a result of, or that may be required to complete restoration following, a casualty event. Moreover, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically insurable. Changes in zoning, building codes and ordinances, environmental considerations and other factors may make it impossible for our borrower, a joint venture or us, as the case may be, to use insurance proceeds to replace damaged or destroyed improvements at a property. If any of these or similar events occur, the amount of coverage may not be sufficient to replace a damaged or destroyed property and/or to repay in full the amount due on all loans collateralized by such property. As a result, our returns and the value of our investment may be reduced.

Senior management and other key personnel are critical to our business and our future success may depend on our ability to retain them

         We depend on the services of Fredric H. Gould, chairman of our board of trustees, Jeffrey A. Gould, our president and chief executive officer, and other members of our senior management to carry out business and investment strategies. In addition to Jeffrey A. Gould, only three other executive officers, our vice presidents, David Heiden and Mitchell Gould, and our vice president and chief financial officer, George Zweier, devote substantially all of their business time to our company. The remainder of our executive management personnel share their services on a part-time basis with entities affiliated with us and located in the same executive offices. In addition, Jeffrey A. Gould devotes a limited amount of his business time to entities affiliated with us. As we grow our business, we will need to attract and retain qualified senior management and other key personnel, both on a full-time and part-time basis. The loss of the services of any of our senior management or other key personnel or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and our investment strategies. We do not carry key man life insurance on members of our senior management.

Our transactions with affiliated entities involve conflicts of interest

         Entities affiliated with us and with certain of our officers provide services to us and on our behalf and we intend to continue the relationships with such entities in the future. Although our policy is to ensure that we receive terms in transactions with affiliates that are at least as favorable as those that we would receive if the transactions were entered into with unaffiliated entities, these transactions raise the potential that we may not receive terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities.

We will be adversely affected by a decrease in the market value of, or cash distributions paid on, shares of Entertainment Properties Trust

         The closing market value of the shares of EPR owned by us at September 30, 2005 and November 30, 2005 were $45.1 million and $43.2 million, respectively, while our cost basis was $13.3 million. At September 30, 2005, our balance sheet reflects as an asset $48.5 million of available-for-sale securities, of which $45.1 million represents the market value of the shares of EPR owned by us on September 30, 2005 and $31.8 million, or 22% of our shareholders' equity, represents the difference between our cost basis for such shares and the market value for such shares. We have no business relationship, affiliation with or influence over the business or operations of EPR. Any substantial decrease in the market value of EPR shares, whether resulting from activities of EPR, its management, market forces or otherwise, could result in a material decrease in our total assets and our shareholders' equity.

         Our ownership of shares of EPR resulted in the receipt by us for the fiscal year ended September 30, 2005 of cash dividends of $2.5 million. In the fiscal year ended September 30, 2005, we sold 23,900 EPR shares for a gain of $729,000. If there is a decrease in the EPR dividend for any reason, it could reduce the amount of cash distributions available for our shareholders. In addition, if the stock price of EPR were to decline, our profit from the sale of these shares would decline or could be eliminated.

         We have established two margin lines of credit collateralized primarily by the EPR shares owned by us. At September 30, 2005, $24.2 million was available under these margin lines of credit, of which $21.9 million was outstanding, and at November 30, 2005, $23.3 million was available under these margin lines of credit, of which $20.3 million was outstanding. When we have amounts outstanding under these margin lines of credit, a significant decrease in the value of the EPR shares could result in a margin call and, if cash is not available from other sources, a sale of EPR shares may be required at a time when we would prefer not to sell EPR shares, resulting in the possibility that such shares could be sold at a loss.


Risks Related to the REIT Industry

Failure to qualify as a REIT would result in material adverse tax consequences and would significantly reduce cash available for distributions

         We believe that we operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended, also known as the Code. Qualification as a REIT involves the application of technical and complex legal provisions for which there are limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the Federal income tax consequences of such qualification. If we fail to qualify as a REIT, we will be subject to Federal, state and local income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and would not be allowed a deduction in computing our taxable income for amounts distributed to shareholders. In addition, unless entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. The additional tax would reduce significantly our net income and the cash available for distributions to shareholders.

We are subject to certain distribution requirements that may result in our having to borrow funds at unfavorable rates

         To obtain the favorable tax treatment associated with being a REIT, we are required, among other things, to distribute to our shareholders at least 90% of our ordinary taxable income (subject to certain adjustments) each year. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to Federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

         As a result of differences in timing between the receipt of income and the payment of expenses, and the inclusion of such income and the deduction of such expenses in arriving at taxable income, and the effect of nondeductible capital expenditures, the creation of reserves and the timing of required debt service (including amortization) payments, we may need to borrow funds on a short-term basis in order to make the distributions to our shareholders necessary to retain the tax benefits associated with qualifying as a REIT, even if we believe that then prevailing market conditions are not generally favorable for such borrowings. Such borrowings could reduce our net income and the cash available for distributions to holders of our shares.

Compliance with REIT requirements may hinder our ability to maximize profits

         In order to qualify as a REIT for Federal income tax purposes, we must continually satisfy tests concerning among other things, our sources of income, the amounts we distribute to our shareholders and the ownership of securities. We may also be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

         In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of such issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer, other than a qualified REIT security. If we fail to comply with these requirements, we must dispose of the portion of our assets in excess of such amounts within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. This requirement could cause us to dispose of assets for consideration of less than their true value and could lead to a material adverse impact on our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

         None.

Forward-Looking Statements

         This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us contains certain-forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain beliefs and assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of words such as "may," "will," "will likely result," "shall," "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. We do not intend to update our forward looking statements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

o        defaults by borrowers in paying debt service on outstanding loans;
o        an inability to originate loans on favorable terms;
o        increased competition from entities engaged in mortgage lending;
o        general economic and business conditions;
o        general and local real estate conditions;
o        changes in Federal, state and local governmental laws and regulations;
o        an inability to retain our REIT qualification; and
o        the availability of and costs associated with sources of liquidity.

Accordingly, there can be no assurance that our expectations will be realized.

                        EXECUTIVE OFFICERS OF REGISTRANT

         Set forth below is a list of our executive officers. The business history of officers who are also Trustees will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than January 30, 2006.

            Name                                 Office
            ----                                 ------
      Fredric H. Gould*           Chairman of the Board of Trustees

      Jeffrey A. Gould*           President and Chief Executive Officer; Trustee

      Matthew J. Gould*           Senior Vice President; Trustee

      Simeon Brinberg**           Senior Vice President; Secretary

      David W. Kalish             Senior Vice President, Finance

      Israel Rosenzweig           Senior Vice President

      Mark H. Lundy**             Senior Vice President

      George E. Zweier            Vice President, Chief Financial Officer

      Seth D. Kobay               Vice President; Treasurer

      David Heiden                Vice President

      Mitchell K. Gould           Vice President

*     Fredric H. Gould is the father of Jeffrey A. and Matthew J. Gould.
**    Simeon Brinberg is Mark H. Lundy's father-in-law.

     Simeon Brinberg (age 71) has been our Secretary since 1983 and a Senior Vice President since 1988. Mr. Brinberg has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., since October 1988. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. Since June 1989, Mr. Brinberg has been a Vice President of One Liberty Properties, Inc., a REIT engaged in the ownership of income producing real properties leased to tenants under long term leases. Mr. Brinberg is a member of the New York Bar and was engaged in the private practice of law for approximately 30 years prior to 1988.

     David W. Kalish (age 58) has been our Senior Vice President, Finance since August 1998. Mr. Kalish was our Vice President and Chief Financial Officer from June 1990 until August 1998. He has also been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June 1990. For more than five years prior to June 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company and its predecessors.

     Israel Rosenzweig (age 58) has been a Senior Vice President since April 1998. Mr. Rosenzweig has been a Vice President of Georgetown Partners, Inc. since May 1997 and since 2000 he has been President of GP Partners, Inc., an affiliate of Gould Investors L.P., which is engaged in providing advisory services in the real estate and financial services industries to an investment advisor. He also has been a Senior Vice President of One Liberty Properties, Inc. since May 1997.

     Mark H. Lundy (age 43) has been a Senior Vice President since March 2005 and, prior to that, was a Vice President since 1993. He has been the Secretary of One Liberty Properties, Inc. since June 1993 and he also serves as a Senior Vice President of One Liberty Properties, Inc. Mr. Lundy has been a Vice President of Georgetown Partners, Inc. since July 1990. He is a member of the bars of New York and Washington, D.C.

         George E. Zweier (age 41) has been employed by us since June 1998 and was elected Vice President, Chief Financial Officer in August 1998. For approximately five years prior to joining us, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo--Mitsubishi Limited in its New York office.

         Seth D. Kobay (age 50) has been a Vice President and our Treasurer since March 1994. In addition, Mr. Kobay, a certified public accountant, has been the Vice President of Operations of Georgetown Partners, Inc. for more than the past five years and is a Vice President and Treasurer of One Liberty Properties, Inc.

         David Heiden (age 39) has been employed by us since April 1998 and has been a Vice President since March 1999. From May 1997 until April 1998, Mr. Heiden was an associate at GMAC Commercial Mortgage engaged in originating and underwriting commercial real estate loans for securitization. He is a licensed real estate appraiser and real estate broker.

         Mitchell K. Gould (age 32) has been employed by us since May 1998 and has been a Vice President since March 1999. From January 1998 until May 1998, Mr. Gould was employed by Bear Stearns Companies, Inc. where he was engaged in originating and underwriting commercial real estate loans for securitization.



Item 2.  Properties.
         ----------

     Our executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where we currently occupy approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building in which our executive offices are located is owned by a subsidiary of Gould Investors L.P. We contributed $49,000 to the annual rent of $383,000 paid by Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc., and related entities in the year ended September 30, 2005. We also lease, under a direct lease with a subsidiary of Gould Investors L.P., an additional 1,800 square feet directly adjacent to the 12,000 square feet at an annual rental of $54,000.

         At September 30, 2005, we did not own any real property with a book value equal to or greater than 10% of our total assets. It has been our policy to operate, with a view toward eventual sale, all real estate assets acquired by us in foreclosure or deed in lieu of foreclosure. During the year ended September 30, 2005, we sold a shopping center located in Wyoming for a gain on sale of $1.6 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended September 30, 2005.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
 Matters and Issuer Purchases of Equity Securities.
         ------------------------------------------

         Our common shares of beneficial interest, or Beneficial Shares, are listed on the New York Stock Exchange, or the NYSE. The following table shows for the periods indicated, the high and low sales prices of the Beneficial Shares on the NYSE as reported on the Composite Tape and the per share dividend paid for the periods indicated:



                                                                                                Dividend
         Fiscal Year Ended September 30,                     High              Low              Per Share
         ------------------------------                      ----              ---              ---------
         2005

         First Quarter                                      $25.10            $21.05               $.48
         Second Quarter                                      24.60             20.70                .48
         Third Quarter                                       24.46             20.75                .50
         Fourth Quarter                                      24.25             22.01                .50


         2004

         First Quarter                                      $29.02            $19.05               $.38
         Second Quarter                                      29.35             20.00                .45
         Third Quarter                                       24.25             19.00                .48
         Fourth Quarter                                      22.38             19.45                .48


         As of December 7, 2005, there were approximately 965 holders of record of our Beneficial Shares and approximately 3,940 shareholders.

         We qualify as a REIT for Federal income tax purposes. In order to maintain that status, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. The amount and timing of future cash distributions will be at the discretion of our Board of Trustees and will depend upon our financial condition, earnings, business plan, cash flow and other factors. Provided we are not in default of the affirmative and negative covenants contained in our revolving credit facilities with North Fork Bank, Valley National Bank, Merchants Bank Division and Signature Bank, the credit facilities do not preclude the payment by us of the cash distributions necessary to maintain our status as a REIT for Federal income tax purposes.

Equity Compensation Plan Information

         The table below provides information as of September 30, 2005 with respect to our Beneficial Shares that may be issued under the BRT Realty Trust 1996 Stock Option Plan and the BRT Realty Trust 2003 Incentive Plan:



                                                                                                 Number of
                                                                                                 securities
                                                                                                 remaining
                                                                                               available-for
                                                Number of                                          future
                                               securities                                      issuance under
                                              to be issued               Weighted-                 equity
                                              upon exercise               average               compensation
                                             of outstanding           exercise price          plans - excluding
                                                options,              of outstanding             securities
                                              warrants and           options, warrants          reflected in
                                                 rights                 and rights               column (a)
                                                   (a)                      (b)                     (c)



Equity compensation
plans approved by
security holders                                 83,186                      $8.61                 261,940

Equity compensation
plans not approved
by security holders                                   -                          -                       -
                                                 ------                      -----                 -------
                                                 83,186                      $8.61                 261,940
Total


Item 6.  Selected Financial Information

         The following table, not covered by the report of the independent registered public accounting firm, sets forth selected historical financial data for each of the fiscal periods in the five years ended September 30, 2005. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.


                                                                      Fiscal Years Ended
                                                                         September 30,
                                            ------------------------------------------------------------------


                                              2005              2004          2003            2002         2001
                                              ----              ----          ----            ----         ----
                                                       (In thousands, except for per share amounts)


Operating statement data:
Total revenues                               $25,715         $17,661        $13,891         $16,498       $13,087
Total expenses                                12,336           9,114          5,862           5,639         5,627
Income from continuing operations             14,304          10,347         12,797          11,392         8,359
Discontinued operations                        1,910           1,655            886           1,194         2,227
Net income (1)                                16,214          12,002         13,683          12,586        10,586

Income per
 beneficial share: (1)
Income from continuing operations              $1.84           $1.36          $1.71           $1.55         $1.16
Discontinued operations                          .25             .22            .12             .16           .31
                                               -----           -----          -----           -----         -----
   Basic earnings per share                    $2.09           $1.58          $1.83           $1.71         $1.47

Income from continuing operations              $1.83           $1.34          $1.68           $1.52         $1.15
Discontinued operations                         .25              .21            .12             .16           .30
                                               -----           -----          -----           -----         -----
   Diluted earnings per share                  $2.08           $1.55          $1.80           $1.68         $1.45
Cash distribution per
 common share                                  $1.96           $1.79          $1.30           $1.04         $ .44

Balance sheet data:
Total assets                                 266,198         198,005        139,002         134,931       110,016
Earning real
 estate loans (2)                            192,012         132,229         63,733          84,112        67,513
Non-earning real
 estate loans (2)                              1,617           3,096          3,145             415           415
Real estate assets                            14,830          13,680         13,066          13,204        13,383
Available-for-sale securities
 at market                                    48,453          41,491         36,354          31,178        24,030
Borrowed funds                               110,932          53,862          4,755          14,745         2,101
Loans and mortgages
    payable                                    2,542           2,609          2,680           2,745         2,804
Shareholders' equity                         142,655         132,063        125,932         114,291       101,872

(1)      Includes $680,000, $1,641,000 and $4,332,000, or $.09, $.21 and $.57
         per share on a diluted basis, for the fiscal years ended September 30, 2005, 2004 and 2003, respectively, from gain on sale of available-for-sale-securities. There were no gains from the sale of available-for-sale securities in 2002 or 2001.

(2) Earning and non-earning loans and are presented without deduction of the related allowance for possible losses.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

         Our primary business operations involve the origination and holding for investment and servicing of mortgage loans. Our profitability in any year is most affected by the principal amount of loans originated, the type of loans originated and the payoff and pay down of outstanding mortgage loans during such year. These factors determine, to a significant extent, the interest income and fee income earned during such year. We cannot project the principal amount or type of loans which will be originated in any year or those loan applications submitted to us which will be approved by our loan committee or Board of Trustees, as the case may be. Due to the short term nature of our loan portfolio and our "no prepayment penalty" policy, we cannot project the rate of payoffs or paydowns against our loan portfolio in any year. As noted in the discussion below, both the 2005 fiscal year and the 2004 fiscal year reflect an increase in interest and fee income compared to the preceding fiscal year. The primary reason for these increases is the significant increase in loan originations.

         We cannot project nor have we ascertained any trends in our business other than that our loan originations have been more national in scope and our loan applications and loan originations have been for larger principal amounts. Both of these factors we attribute to the increase in our marketing activities.

2005 vs. 2004

         Interest and fees on loans increased to $21,549,000 for the year ended September 30, 2005, as compared to $13,913,000 for the year ended September 30, 2004, an increase of $7,636,000, or 55%. During the current fiscal year, we experienced an increase in the volume of loan originations that caused the average balance of loans outstanding to increase to $145,700,000 in the current fiscal year from $107,300,000 in the prior fiscal year. This resulted in an increase in interest income of $4,636,000. Increases in the prime rate of interest have caused the interest rate earned on our portfolio to increase from 10.87% to 12.63%, resulting in a $2,095,000 increase in interest income. We recognized an increase of $946,000 in fee income in 2005, which is consistent with the increased loan volume and an acceleration of amortization from the prepayment of loans. We also realized an increase in interest income of $420,000 resulting from the collection of interest in excess of the stated rate on a loan that went into default the previous fiscal year but was paid in full in the current fiscal year. Offsetting these increases was a decline in interest income of $461,000 due to the receipt, in the prior year, of interest in excess of the stated rate on four loans that went into default during the prior year and subsequently returned to performing status.

         Operating income from real estate properties declined by $165,000, or 12%, to $1,207,000 in the fiscal year ended September 30, 2005 from $1,372,000 in the fiscal year ended September 30, 2004. This decline is due to the write off of $370,000 of straight line rent related to a retail tenant that filed for bankruptcy in October 2005, offset by rental income derived from a multi-family property that was acquired in foreclosure during the current fiscal year.

         Other income, primarily investment income, increased by $583,000, or 25% from $2,376,000 in the fiscal year ended September 30, 2004 to $2,959,000 in the fiscal year ended September 30, 2005. This increase was partially the result of a 14% increase in the dividend paid on the EPR shares from $2.1875 per share to $2.50 per share. During the fiscal year ended September 30, 2005, we also recognized $365,000 of income from the payoff of a loan, a portion of which was written off in a prior year.

         Interest expense on borrowed funds increased to $4,324,000 in the fiscal year ended September 30, 2005 from $1,408,000 in the fiscal year ended September 30, 2004. This increase of $2,916,000, or 207%, is due to an increase in the average balance of borrowed funds outstanding to fund increased loan originations, which increased by $38.1 million, from $28.1 million in the prior fiscal year to $66.2 million in the current fiscal year. This caused an increase in interest expense of $2,550,000. An increase in the average rate paid on borrowings from 4.93% to 6.44% caused $366,000 of the increase in interest expense. The average interest rate includes the amortization of deferred borrowing costs and a .3% fee, based on the value of the assets in the margin account, to maintain the margin account.

         The advisor's fee paid to REIT Management Corp., which is calculated pursuant to the Advisory Agreement, and is based on invested assets, increased $418,000, or 29%, in the fiscal year ended September 30, 2005 to $1,862,000 from $1,444,000 in the fiscal year ended September 30, 2004. The increase is a result of a larger outstanding balance of invested assets, primarily loans, in the current fiscal year, thereby causing an increase in the fee.

         General and administrative expenses increased to $4,398,000 in the fiscal year ended September 30, 2005 from $3,828,000 in the fiscal year ended September 30, 2004. This increase of $570,000, or 15%, was the result of several factors. Payroll and payroll related expenses increased by $389,000, as a result of staff additions, increased commissions paid to loan originators and restricted stock amortization. Accounting expenses increased by $325,000, a result of Sarbanes-Oxley compliance activities. These increases were offset by a $209,000 decline in legal expenses that resulted from a decline in foreclosure related activities and the expensing in the prior year of legal costs associated with the organization of a "de novo" bank that we did not pursue. The remaining increase in expense of $65,000 was due to higher operating expenses in several categories, none of which was significant.

         Other taxes decreased by $63,000, or 13%, to $417,000 for the fiscal year ended September 30, 2005 from $480,000 in the fiscal year ended September 30, 2004. The decrease is the result of a decline of $172,000 in federal and state income taxes. In the prior fiscal year we were liable for federal and state income taxes on earnings that were not distributed to shareholders. This was offset by a $109,000 increase in the current fiscal year federal excise tax recorded. The federal excise tax is based on taxable income during the current fiscal year not distributed.

         Operating expenses relating to real estate declined by $669,000, or 37%, from $1,809,000 in the fiscal year ended September 30, 2004 to $1,140,000 in the fiscal year ended September 30, 2005. In the prior fiscal year, we incurred legal and other professional expenses of $945,000 in connection with a litigation related to a property that was sold in 1997. This litigation was resolved in June 2004. In the current year, we also refinanced the mortgage on an existing leasehold interest resulting in a reduction of interest expense of $62,000. Offsetting these declines was an increase in operating expenses, primarily related to a property located in Charlotte, North Carolina that was acquired in foreclosure in the current fiscal year.

         Amortization and depreciation increased to $195,000 for the year ended September 30, 2005 from $145,000 in the year ended September 30, 2004, an increase of $50,000, or 34%. The increase relates to the Charlotte, North Carolina property.

         Equity in earnings of unconsolidated joint ventures increased by $55,000, or 27%, from $202,000 in the fiscal year ended September 30, 2004 to $257,000 in the fiscal year ended September 30, 2005. This increase resulted from the sale of three cooperative units at one of our joint ventures, offset by a decline in rental income related to a property located in Dover, Delaware, where, upon a lease renewal, a major tenant reduced the amount of space it occupies.

         Gain on sale of available-for-sale securities declined $961,000, or 59%, from $1,641,000 in the fiscal year ended September 30, 2004 to $680,000 in the fiscal year ended September 30, 2005. In the current fiscal year, we sold 23,900 shares of EPR and other miscellaneous securities which resulted in net proceeds of $1,059,000 and had a cost basis of $379,000. In the prior fiscal year, we sold 61,300 shares of EPR and 58,550 shares of Atlantic Liberty which resulted in net proceeds of $3,384,000 and had a cost basis of $1,743,000.

         For the fiscal year ended September 30, 2005, gain on sale of real estate assets, which is included in discontinued operations, increased to $1,569,000 from $1,261,000 in the fiscal year ended September 30, 2004. In the current fiscal year, the gain resulted from the sale of a shopping center located in Wyoming. In the prior fiscal year, the gain was the result of the sale of one condominium and four cooperative apartment units.

2004 vs. 2003

         Interest and fees on loans increased to $13,913,000 for the year ended September 30, 2004, as compared to $9,813,000 for the year ended September 30, 2003, an increase of $4,100,000 or 42%. During the 2004 fiscal year we experienced an increase in the volume of loan originations that caused the average balance of loans outstanding to increase to $107,300,000 in the 2004 fiscal year from $ 67,145,000. This resulted in an increase in interest income of $4,410,000. Also contributing to an increase in interest income was the receipt of $ 461,000 of interest in excess of the stated rate on four loans that went into default during the year but have since been returned to performing. Offsetting these increases was a decline in the interest rate earned on the portfolio. The average rate earned on the loan portfolio declined 95 basis points from 11.82% in the prior fiscal year to 10.87% in the current fiscal year. This resulted in a $680,000 decline in interest income. Also, in the prior fiscal year, we recognized $105,000 of interest income on the payoff of a loan that was previously recorded as non performing. We recognized an increase of $ 300,000 in fee income in 2004, which is consistent with the increased loan volume experienced during the period. However this increase was offset by the collection of $286,000 in fees in the prior fiscal year that were due upon the payoff of two loans.

         Other income, primarily investment income, declined $291,000, or 11%, from $2,667,000 in the fiscal year ended September 30, 2003 to $ 2,376,000 in the fiscal year ended September 30, 2004. During the first half of the current fiscal year and the last half of the prior fiscal year, we sold shares of EPR and various other securities which resulted in a decline of $405,000 of dividend income. Offsetting this decline was an 11% increase, from $1.975 to $2.1875, in the dividend paid on our remaining shares of EPR which accounted for an increase of $224,000. The remaining $110,000 decline in investment income was the result of the sale of miscellaneous securities and reduction in the amount of funds available for investment.

         Interest expense on borrowed funds increased to $1,408,000 in the fiscal year ended September 30, 2004 from $302,000 in the fiscal year ended September 30, 2003. This increase of $1,106,000, or 366%, is due to an increase in the average balance of borrowed funds outstanding, which increased $ 24,453,000 from $3,670,000 in the prior fiscal year to $28,123,000 in the current fiscal year. This caused an increase in interest expense of $1,203,000. This increase was offset by a decline in the average rate paid on borrowings from 8.11% to 4.93%. The average interest rate includes a .3% fee to maintain a margin account secured by the shares we own in EPR and is based on the value of the assets in the account and the amortization of deferred borrowing costs.

         The Advisor's fee increased $ 569,000, or 65%, in the fiscal year ended September 30, 2004 to $ 1,444,000 from $875,000 in the fiscal year ended September 30, 2003. During the current fiscal year, we experienced a larger outstanding balance of invested assets, primarily loans, thereby causing an increase in the fee.

         General and administrative expenses increased to $ 3,828,000 in the fiscal year ended September 30, 2004 from $3,063,000 in the fiscal year ended September 30, 2003. This increase of $765,000, or 25%, was the result of several factors. Payroll and payroll related expenses increased $417,000, as a result of staff additions, increased commissions paid to loan originators and restricted stock amortization. There was also a $98,000 increase in expenses allocated to us, primarily legal and accounting expenses, pursuant to a Shared Services Agreement among us and related entities. Legal expenses also increased $167,000 a result of three foreclosure actions that were pending and legal fees incurred in connection with the organization of a "de novo" bank. We decided not to pursue the banking activity. The remaining increase in expense of $83,000 was due to higher operating expenses in several categories, none of which was significant.

         Other taxes decreased $18,000, or 4%, to $480,000 for the fiscal year ended September 30, 2004 from $498,000 in the fiscal year ended September 30, 2003. The decrease is the result of a $90,000 reduction in the amount of excise tax recorded. During the current year we increased the dividend paid to shareholders. By paying to our shareholders more of our earnings within the prescribed time frame, we reduced0 the excise tax payment. The excise tax is based on taxable income that has been generated but not yet distributed. This was offset by the payment of $116,000 in Federal income taxes in the current fiscal year on earnings that were not distributed to shareholders. The remaining decline of $ 44,000 is due to a reduction in the amount of state franchise taxes paid in the current fiscal year.

         Operating expenses relating to real estate increased $857,000, or 90%, from $952,000 in the fiscal year ended September 30, 2003 to $1,809,000 in the fiscal year ended September 30, 2004. The increase is the result of legal fees and other expenses incurred in defending a lawsuit relating to a property previously owned by us. This lawsuit was resolved in June 2004.

         Equity in earnings of unconsolidated joint ventures decreased $277,000, or 58%, from $479,000 in the fiscal year ended September 30, 2003 to $202,000 in the fiscal year ended September 30, 2004. This decrease resulted from the sale in the prior year of a cooperative unit by one joint venture and the sale of a parcel of vacant land by a second joint venture. There were no similar sales in the current fiscal year.

         Gain on sale of available-for-sale securities declined $2,691,000, or 62%, from $4,332,000 in the fiscal year ended September 30, 2003 to $1,641,000 in the fiscal year ended September 30, 2004. In the current fiscal year we sold 58,550 shares of Atlantic Liberty Financial and 61,300 shares of EPR and other miscellaneous securities which resulted in net proceeds of $3,384,000 and had a cost basis of $1,743,000. In the prior fiscal year we sold 260,800 shares of EPR and other miscellaneous securities which resulted in net proceeds of $ 8,047,000 and had a cost basis of $3,715,000.

         For the fiscal year ended September 30, 2004 gain on sale of real estate assets, which is included in discontinued operations, increased to $1,261,000 from $499,000 in the fiscal year ended September 30, 2003. In the current fiscal year the gain resulted from the sale of one condominium and four cooperative apartment units. In the prior fiscal year the gain was the result of the sale of two cooperative apartment units.

Liquidity and Capital Resources

            We are primarily engaged in originating and holding for investment senior and junior commercial mortgage loans secured by real property in the United States. From time to time, we also participate as both an equity investor in, and as a mortgage lender to, joint ventures which acquire income-producing real property. Our focus is to originate loans secured by real property, which generally have high yields and are short term or bridge loans, with an average duration ranging from six months to three years. Repayments of real estate loans in the amount of $172.0 million are due during the twelve months ending September 30, 2006, including $1.6 million due on demand. The availability of mortgage financing secured by real property and the market for buying and selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

         We have two separate credit facilities with a group of banks consisting of North Fork Bank, Valley National Bank, Merchants Bank Division and Signature Bank to finance our real estate mortgage lending. Under the credit facilities, North Fork Bank, Valley National Bank, Merchants Bank Division and Signature Bank make available to us up to an aggregate of $102 million on a revolving basis, of which $85 million matures, under one facility, on February 16, 2007 (with two one-year extensions available to us), and $17 million matures, under the other facility, on February 1, 2006. The maximum amount which can be outstanding under the credit facilities is the lesser of 65% of the first mortgages pledged to the lending banks as collateral or $102 million. At September 30, 2005, $102 million was available to be drawn based on the lending formula under our credit facilities and $89 million was outstanding.

            We also have the ability to borrow under our margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to an amount equal to 50% of the market value of the shares we own. At September 30, 2005, $24.2 million was available under the margin lines of credit, of which $21.9 million was outstanding. If the value of the EPR shares (our principal securities investment) were to decline, the available funds under the margin lines of credit might decline and we could be required to repay a portion or all of the margin loans.

            During the twelve months ended September 30, 2005, we generated cash of $14.2 million from operating activities, $160.3 million from collections from real estate loans and $38.5 million from the sale of participations in loans originated by us. These funds, in addition to cash on hand and funds borrowed under our revolving credit facilities and our margin lines of credit, were used primarily to fund real estate loan originations of $259.3 million, and to pay cash distributions to shareholders in the amount of $15 million.

            We will satisfy our liquidity needs in the year ending September 30, 2006 from cash and cash investments on hand, the credit facilities with North Fork Bank, Valley National Bank, Merchants Bank Division and Signature Bank, the availability in our margin lines of credit, interest and principal payments received on outstanding real estate loans, and net cash flow generated from the operation and sale of real estate assets.

We have no off-balance sheet arrangements.

Disclosure of Contractual Obligations

The following table sets forth as of September 30, 2005 our known contractual obligations:

                                                                 Payment due by Period
                                                           ------------------------------------
                                                            Less than         1-3              3-5        More than
                                             Total           1 Year          Years            Years        5 Years
                                             -----           ------          -----            -----        -------

Long-Term Debt Obligations                $2,542,000         $71,000        $156,000       $177,000      $2,138,000

Capital Lease Obligations                          -               -               -              -               -

Operating Lease Obligation                 1,103,000          58,000         116,000        116,000         812,000

Purchase Obligations                               -               -               -              -               -

Other Long-Term Liabilities
Reflected on Company
Balance Sheet Under GAAP                           -               -               -              -               -
                                          ----------        --------        --------       --------      ----------
Total                                     $3,645,000        $129,000        $272,000       $293,000      $2,950,000


Outlook

         The real estate business is cyclical and to a large extent depends, among other factors upon, national and local business and economic conditions, government economic policies and the level and volatility of interest rates. A difficult or declining real estate market in the New York metropolitan area, in the state of Florida, or in other parts of the country and a recessionary economy could potentially have the following adverse effects on our business:
(i) an increase in loan defaults which will result in decreased interest and fees on our outstanding real estate loans; (ii) an increase in loan loss reserves; (iii) an increase in expenses incurred in foreclosures and restructurings; (iv) a decrease in loan originations; (v) a decrease in rental income from properties owned by us or joint ventures in which we are a venture participant; and (vi) an increase in operating expenses related to real estate properties.

         A declining real estate market however could also provide us with opportunities since, in a declining market, other lenders, particularly institutional lenders, become more conservative in their lending activities. If such a lending environment should occur, the amount of potential business for us could increase.

         Since almost all of our loan portfolio provides for stated minimum or fixed interest rates, an increase or decrease in interest rates should not have a material adverse effect on our revenues and net income.

Cash Distribution Policy

            We have elected to be taxed as a REIT under the Code since our organization. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently to our shareholders at least 90% of our adjusted ordinary taxable income. It is the current intention of our management to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate Federal income tax on taxable income we distribute currently in accordance with the Code and applicable regulations to shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for Federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to Federal income and excise taxes on undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

            For tax purposes, we report on a calendar year basis as distinguished from financial reporting purposes for which we are on a September 30th fiscal year. We distributed substantially all of our taxable income for calendar 2004 by October 2005. We estimate taxable income for calendar 2005 will be $17.6 million, of which approximately $3.4 million is expected to represent capital gain income. To comply with the time frames prescribed by the Code and the applicable regulations thereunder, at least 90% of the calendar 2005 ordinary taxable income is required to be declared by September 15, 2006 and, assuming we continue to pay the quarterly dividends on or about the 1st day of each calendar quarter (January 1st, April 1st, July 1st and October 1st), distributed by October 1, 2006.

            It is our intention to pay to our shareholders within the time periods prescribed by the Code substantially all of our annual taxable income, including gains from the sale of real estate and recognized gains on sale of available-for-sale securities.

Significant Accounting Policies

            Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires management to make certain judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain of our accounting policies are particularly important to understand our financial position and results of operations and require the application of significant judgments and estimates by our management; as a result they are subject to a degree of uncertainty. These significant accounting policies include the following:

Allowance for Possible Losses

            We review our mortgage portfolio, real estate assets underlying our mortgage portfolio and owned by us and the real estate assets owned by joint ventures in which we are an equity participant on a quarterly basis to ascertain if there has been any impairment in the value of the real estate assets underlying our loans or any impairment in the value of any of such real estate assets, in order to determine if there is a need for a provision for an allowance for possible losses against our real estate loans or an impairment allowance against real estate assets.

            In reviewing the value of the collateral underlying our loan portfolio, our real estate assets, and the real estate assets owned by joint ventures in which we are an equity participant, we seek to arrive at the fair value of the underlying collateral or such real estate on an individual basis by taking into account numerous factors, including, market evaluations of the underlying collateral or the real estate, estimated operating cash flow from the property during a projected holding period and an estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. Each of these factors entails significant judgments and estimates. Real estate assets held for use and real estate assets owned by joint ventures are evaluated for indicators of impairment using an undiscounted cash flow analysis. If that analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover our investment, an impairment provision will be calculated based upon the excess of the carrying amount of the property over its fair value. Real estate assets which are held for sale are valued at the lower of the recorded cost or estimated fair value, less the cost to sell. We do not obtain any independent appraisals of either the real property underlying our loans or the real estate assets which are held by us and by the joint ventures in which we are an equity participant, but we rely on our own "in-house" analysis and valuations. Any valuation allowances taken with respect to our loan portfolio or real estate assets will reduce our net income, assets and shareholders' equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. No additional valuation allowance was recorded against our mortgage portfolio in the fiscal year ended September 30, 2005 and no valuation adjustment was recorded in fiscal 2005 against any real estate assets.

Revenue Recognition

            We recognize interest income and rental income on an accrual basis, unless we make a judgment that impairment of a loan or of real estate owned renders doubtful collection of interest or rent in accordance with the applicable loan documents or lease. In making a judgment as to the collectibility of interest or rent, we consider, among other factors, the status of the loan or property, the borrower's or tenant's financial condition, payment history and anticipated events in the future. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and continued performance is demonstrated. Accordingly, management must make a significant judgment as to whether to treat a loan or real estate owned as impaired. If we make a decision to treat a "problem" loan or real estate asset as not impaired and therefore continue to recognize the interest and rent as income on an accrual basis, we could overstate income by recognizing income that will not be collected and the uncollectible amount will ultimately have to be written off. The period in which the uncollectible amount is written off could adversely affect taxable income for a specific year and our ability to pay cash distributions.

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk

         Our primary component of market risk is interest rate sensitivity. Our interest income, and to a lesser extent our interest expense, are subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available revolving bank credit lines which are also indexed to the prime rate. At September 30, 2005, approximately 96% of our portfolio was comprised of variable rate loans tied primarily to the prime rate. Changes in the prime interest rate would affect our net interest income accordingly. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would cause an increase of income before taxes of $1.1 million and a one percent decline in interest rates would cause an increase of income before taxes of approximately $113,000. In addition, we originate loans with short maturities and maintain a strong capital position. As of September 30, 2005, a majority of our loan portfolio was secured primarily by properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida, and it is therefore subject to risks associated with the economies of these localities.

Item 8.   Financial Statements and Supplementary Data

         This information appears in a separate section of this Report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A.    Controls and Procedures

         A review and evaluation was performed by our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, we took no corrective measures.

Management Report on Internal Control Over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

         Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

         Based on its assessment, our management believes that, as of September 30, 2005, our internal control over financial reporting was effective based on those criteria.

         Our independent auditors, Ernst & Young, LLP, have issued an audit report on management's assessment of our internal control over financial reporting. This report appears on page F1 of this Annual Report on Form 10-K.

Item 9B. Other Information

         None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

         Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by this
Item is incorporated herein by reference to the applicable information in the proxy statement for our 2006 Annual Meeting of Shareholders, including the information set forth under the captions "Election of Trustees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Governance -- Audit Committee -- Audit Committee Financial Expert."

Item 11.     Executive Compensation

         The information concerning our executive compensation required by Item 11 shall be included in the proxy statement to be filed relating to our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.




Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information concerning our beneficial owners required by Item 12 shall be included in the proxy statement to be filed relating to our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

         The information concerning relationships and certain transactions required by Item 13 shall be included in the proxy statement to be filed relating to our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

         The information concerning our principal accounting fees required by
Item 14 shall be included in the proxy statement to be filed relating to our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules
   (a)

        1. All Financial Statements.

           The response is submitted in a separate section of this report following Part IV.

        2. Financial Statement Schedules.

           The response is submitted in a separate section of this report following Part IV.

        3. Exhibits:

      3.1  Third Amended and Restated Declaration of Trust (filed herewith).

      3.2 By-laws of BRT Realty Trust, formerly known as Berg Enterprise Realty Group (filed herewith).

     10.1 Advisory Agreement, dated February 7, 1983, between the BRT Realty Trust and REIT Management Corp. (filed herewith).

     10.2 Amendment to Advisory Agreement, dated as of January 1, 1988, between BRT Realty Trust and REIT Management Corp. (filed herewith).

     10.3 Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., BRT Realty Trust, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10(c) to the Form 10-K of BRT Realty Trust for the year ended September 30, 2002).

     10.4 Revolving Credit Agreement, dated as of August 17, 2005, between BRT Realty Trust and North Fork Bank (incorporated by reference to
           Exhibit 10.1 to the Form 8-K of BRT Realty Trust filed August 18,
           2005).

     10.5 Secured Promissory Note, dated as of August 17, 2005, by BRT Realty Trust in favor of North Fork Bank, in the aggregate principal amount of $17,000,000 (incorporated by reference to Exhibit 10.2 to the Form 8-K of BRT Realty Trust filed August 18, 2005).

     10.6 Modification to Revolving Credit Agreement, dated as of August 17, 2005, between BRT Realty Trust and North Fork Bank
           (incorporated by reference to Exhibit 10.3 to the Form 8-K of BRT Realty Trust filed August 18, 2005).

     10.7 Modification to Secured Promissory Note, dated as of October 31, 2005, between BRT Realty Trust and North Fork Bank
           (incorporated by reference to Exhibit 10.1 to the Form 8-K of BRT Realty Trust filed November 1, 2005).

     21.1 Subsidiaries. Each subsidiary is 100% owned by BRT Realty Trust (filed herewith).

     23.1  Consent of Ernst & Young, LLP (filed herewith).

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act") (filed herewith).

     31.2  Certification of Senior Vice President - Finance pursuant to
           Section 302 of the Act (filed herewith).

     31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Act (filed herewith).

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Act (filed herewith).

     32.2 Certification of Senior Vice President-Finance pursuant to Section 906 of the Act (filed herewith).

     32.3 Certification of Chief Financial Officer pursuant to Section 906 of the Act (filed herewith).

     (b) Exhibits.

              See Item 15(a)(3) above.

     (c) Financial Statements.

              See Item 15(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BRT REALTY TRUST

Date:  December 13, 2005                    By: /s/ Jeffrey A. Gould
                                                ----------------------
                                                Jeffrey A. Gould
                                                Chief Executive Officer,
                                                President and Trustee

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


Signature                                      Title                           Date
---------                                      -----                           ----

/s/ Fredric H. Gould                    Chairman of the Board              December 13, 2005
--------------------
Fredric H. Gould

/s/ Jeffrey A. Gould                    Chief Executive Officer,           December 13, 2005
---------------------
Jeffrey A. Gould                        President and Trustee
                                        (Principal Executive
                                        Officer)

/s/ Kenneth Bernstein                   Trustee                            December 13, 2005
---------------------
Kenneth Bernstein

/s/ Patrick J. Callan                   Trustee                            December 13, 2005
---------------------
Patrick J. Callan

/s/ Louis C. Grassi                     Trustee                            December 13, 2005
-------------------
Louis C. Grassi

/s/ Matthew J. Gould                    Trustee                            December 13, 2005
--------------------
Matthew J. Gould

/s/ Gary Hurand                         Trustee                            December 13, 2005
---------------
Gary Hurand

/s/ David Herold                        Trustee                            December 13, 2005
----------------
David Herold

/s/ Jeffrey Rubin                       Trustee                            December 13, 2005
-----------------
Jeffrey Rubin

/s/ George E. Zweier                    Chief Financial Officer,           December 13, 2005
--------------------                    Vice President
George E. Zweier                        (Principal Financial
                                        and Accounting Officer)



Annual Report on Form 10-K
Item 8, Item 15(a)(1) and (2)

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

                                                                       Page No.

Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets as of September 30,
   2005 and 2004                                                         F-3

Consolidated Statements of Income for the
  years ended September 30, 2005, 2004 and 2003                          F-4

Consolidated Statements of Shareholders' Equity
  for the years ended September 30, 2005,
  2004 and 2003                                                          F-5

Consolidated Statements of Cash Flows for the
  years ended September 30, 2005, 2004 and 2003                          F-6

Notes to Consolidated Financial Statements                               F-8

Consolidated Financial Statement Schedules for the year ended
September 30, 2005:

     III - Real Estate and Accumulated Depreciation                      F-27

     IV - Mortgage Loans on Real Estate                                  F-28

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    The Board of Trustees and Shareholders of
    BRT Realty Trust and Subsidiaries

    We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting in Item 9A, Controls and Procedures, of Form 10K, that BRT Realty Trust and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRT Realty Trust and Subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2005 of the Company and our report dated December 12, 2005 expressed an unqualified opinion thereon.

                                                   /s/ Ernst & Young LLP

    New York, New York
    December 12, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



           To the Board of Trustees and Shareholders
           BRT Realty Trust and Subsidiaries


           We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust and Subsidiaries at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BRT Realty Trust and Subsidiaries' internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2005 expressed an unqualified opinion thereon.


                                                 /s/    ERNST & YOUNG LLP
           New York, New York
           December 12, 2005



                                                                BRT REALTY TRUST AND SUBSIDIARIES
                                                                   Consolidated Balance Sheets
                                                     (Dollar amounts in thousands except per share amounts)

                                                                     ASSETS
                                                                                                           September 30,
                                                                                                           -------------
                                                                                                       2005             2004
                                                                                                       ----             -----

           Real estate loans
                 Earning interest, including $3,500 and $7,305
                   from related parties                                                               $192,012          $132,229
                 Not earning interest                                                                    1,617             3,096
                                                                                                      --------          --------
                                                                                                       193,629           135,325
                 Allowance for possible losses                                                            (669)             (881)
                                                                                                      --------          --------
                                                                                                       192,960           134,444
                                                                                                      --------          --------
           Real estate assets
                 Real estate properties net of accumulated
                   depreciation of $613 and $1,699                                                       6,117             5,887
                 Investment in unconsolidated
                   real estate ventures at equity                                                        8,713             7,793
                                                                                                      --------          --------
                                                                                                        14,830            13,680
                                                                                                      --------          --------
           Cash and cash equivalents                                                                     5,709             5,746
           Available-for-sale securities at market                                                      48,453            41,491
           Other assets                                                                                  4,246             2,644
                                                                                                      --------          --------

                 Total Assets                                                                         $266,198          $198,005
                                                                                                      ========          ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

           Liabilities:
                Borrowed funds                                                                        $110,932          $ 53,862
                Mortgage payable                                                                         2,542             2,609
                Accounts payable and accrued liabilities including
                  deposits payable of $2,606 and $3,164                                                  6,166             5,798
                Dividends payable                                                                        3,903             3,673
                                                                                                      --------          --------
                Total liabilities                                                                      123,543            65,942
                                                                                                      --------          --------

           Commitments and contingencies                                                                     -                 -
           Shareholders' equity
                 Preferred shares, $1 par value:
                   Authorized 10,000 shares, none issued                                                     -                 -
                 Shares of beneficial interest, $3 par value:
                   Authorized number of shares, unlimited, issued
                      8,947 and 8,883 shares                                                            26,841            26,650
                 Additional paid-in capital                                                             83,723            81,769
                 Accumulated other comprehensive income - net
                   unrealized gain on available-for-sale securities                                     33,503            26,162
                 Unearned compensation                                                                  (1,311)             (900)
                 Retained earnings                                                                      10,465             9,482
                                                                                                      --------          --------
                                                                                                       153,221           143,163
                Cost of 1,226 and 1,288 treasury shares
                   of beneficial interest                                                              (10,566)          (11,100)
                                                                                                      --------          --------
                   Total shareholders' equity                                                          142,655           132,063
                                                                                                      --------          --------

           Total Liabilities and Shareholders' Equity                                                 $266,198          $198,005
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



                                                                 BRT REALTY TRUST AND SUBSIDIARIES
                                                                 Consolidated Statements of Income
                                                      (Dollar amounts in thousands except per share amounts)

                                                                                               Year Ended September 30,
                                                                                               ------------------------
                                                                                        2005             2004            2003
                                                                                        ----             ----            ----

Revenues:
    Interest and fees on real estate loans, including
      $651, $742 and $726 from related parties                                       $ 21,549         $ 13,913          $  9,813
    Operating income from real estate properties                                        1,207            1,372             1,411
    Other, primarily investment income                                                  2,959            2,376             2,667
                                                                                     --------         --------          --------
    Total Revenues                                                                     25,715           17,661            13,891
                                                                                     --------         --------          --------
 Expenses:
    Interest - borrowed funds                                                           4,324            1,408               302
    Advisor's fees, related party                                                       1,862            1,444               875
    General and administrative - including $708, $754
      and $656 to related parties                                                       4,398            3,828             3,063
    Other taxes                                                                           417              480               498
    Operating expenses relating to real estate properties
      including interest on mortgages payable
        of $174, $254 and $259                                                          1,140            1,809               952
    Amortization and depreciation                                                         195              145               172
                                                                                      -------          -------          --------


    Total Expenses                                                                     12,336            9,114             5,862
                                                                                      -------          -------          --------

 Income before equity in earnings of unconsolidated real
   estate ventures, gain on sale of available-for-sale securities,
   minority interest and discontinued operations                                       13,379            8,547             8,029
 Equity in earnings of unconsolidated real estate ventures                                257              202               479
                                                                                      -------          -------           -------
 Income before gain on sale of available-for-sale securities,
   minority interest and discontinued operations                                       13,636            8,749             8,508

 Gain on sale of available-for-sale securities                                            680            1,641             4,332
 Minority interest                                                                        (12)             (43)              (43)
                                                                                      -------          -------           -------

 Income from continuing operations                                                     14,304           10,347            12,797

 Discontinued Operations
   Income from operations                                                                 341              394               387
   Gain on sale of real estate assets                                                   1,569            1,261               499
                                                                                      -------          -------           -------
   Income from discontinued operations                                                  1,910            1,655               886
                                                                                      -------          -------           -------

 Net income                                                                           $16,214          $12,002           $13,683
                                                                                      =======          =======           =======

 Earnings per share of beneficial interest:

 Income from continuing operations                                                  $   1.84         $   1.36          $   1.71
 Income from discontinued operations                                                     .25              .22               .12
                                                                                    --------         --------          --------
   Basic earnings per share                                                         $   2.09         $   1.58          $   1.83
                                                                                    ========         ========          ========

 Income from continuing operations                                                  $   1.83         $   1.34          $   1.68
 Income from discontinued operations                                                     .25              .21               .12
                                                                                    --------         --------          --------
   Diluted earnings per share                                                       $   2.08         $   1.55          $   1.80
                                                                                    ========         ========          ========

 Cash distributions per common share                                                $   1.96         $   1.79          $   1.30
                                                                                    ========         ========          ========
 Weighted average number of common shares outstanding:
 Basic                                                                             7,747,804        7,617,116         7,470,608
                                                                                    =========       =========         =========
 Diluted                                                                           7,811,483        7,734,364         7,595,434
                                                                                    =========       =========         =========

          See Accompanying Notes to Consolidated Financial Statements.



                                                                BRT REALTY TRUST AND SUBSIDIARIES
                                                          Consolidated Statements of Shareholders' Equity
                                                           Years Ended September 30, 2005, 2004, and 2003
                                                        (Dollar amounts in thousands except per share data)

                                                                        Accumulated
                                                                           Other
                                               Shares of  Additional      Compre-     Unearned
                                              Beneficial    Paid-In       hensive      Compen-   Retained    Treasury
                                               Interest     Capital       Income       sation    Earnings     Shares      Total
                                               --------     -------       ------       ------    --------     ------      -----

Balances, September 30, 2002                    $26,650     $80,864       $12,426          -      $ 7,218   $(12,867)    $114,291
Distributions - Common share
  ($1.30 per share)                                   -           -             -          -       (9,747)         -       (9,747)
Exercise of Stock Options                             -        (155)            -          -            -        968          813
Issuance of restricted stock                          -         442             -      $(442)           -          -            -
Compensation expense -
      restricted stock                                -           -             -         36            -          -           36
 Net income                                           -           -             -          -       13,683          -       13,683
   Other comprehensive income -
    unrealized gain on sale of avail-
    able-for-sale securities (net of
    reclassification adjustment for
    gains included in net income
    of $4,332)                                        -           -         6,856          -            -          -        6,856
                                                                                                                            -----
Comprehensive income                                  -           -             -          -            -          -       20,539
                                                 ---------------------------------------------------------------------------------
Balances, September 30, 2003                     26,650      81,151        19,282       (406)      11,154    (11,899)     125,932
Distributions - Common share
  ($1.79 per share)                                   -           -             -          -      (13,674)         -      (13,674)

Exercise of Stock Options                             -         (74)            -          -            -        784          710
Issuance of restricted stock                          -         700             -       (700)           -          -            -
Restricted stock vesting                              -          (8)            -          -            -         15            7
Compensation expense -
      restricted stock                                -           -             -        206            -          -          206
  Net income                                          -           -             -          -       12,002          -       12,002
    Other comprehensive income -
      unrealized gain on sale of avail-
      able-for-sale securities (net of
      reclassification adjustment for gains
      included in net income of $1,641)               -           -         6,880          -             -         -        6,880
                                                                                                                            -----
Comprehensive income                                  -           -             -          -             -         -       18,882
                                                 ---------------------------------------------------------------------------------

Balances, September 30, 2004                     26,650      81,769        26,162       (900)        9,482   (11,100)     132,063
Shares issued - Purchase plan                       191       1,247             -          -             -         -        1,438
Distributions - Common share
  ($1.96 per share)                                   -           -             -          -       (15,231)        -      (15,231)

Exercise of Stock Options                             -           3             -          -             -       534          537
Issuance of restricted stock                          -         870             -       (870)            -         -            -
Forfeiture of restricted stock                        -        (166)            -        166             -         -            -
Compensation expense -
      restricted stock                                -           -             -        293             -         -          293
  Net income                                          -           -             -          -        16,214         -       16,214
    Other comprehensive income -
     unrealized gain on sale of avail-
     able-for-sale securities (net of
     reclassification adjustment for gains
     included in net income of $680)                  -           -         7,341          -             -         -        7,341
                                                                                                                           ------
Comprehensive income                                  -           -             -          -             -         -       23,555
                                                ----------------------------------------------------------------------------------
Balances, September 30, 2005                    $26,841     $83,723       $33,503    $(1,311)      $10,465  $(10,566)    $142,655
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




                                                               BRT REALTY TRUST AND SUBSIDIARIES
                                                             Consolidated Statements of Cash Flows
                                                                 (Dollar amounts in thousands)

                                                                                               Year Ended September 30,
                                                                                               ------------------------
                                                                                        2005             2004              2003
                                                                                        ----             ----              ----

Cash flows from operating activities:
   Net income                                                                         $ 16,214         $ 12,002          $ 13,683
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Amortization and depreciation                                                        421              328               327
      Restricted stock expense                                                             293              213                36
      Net gain on sale of real estate assets from
        discontinued operations                                                         (1,569)          (1,261)             (499)
      Payoff of loan in excess of carrying amount                                         (365)               -                 -
      Net gain on sale of available-for-sale securities                                   (680)          (1,641)           (4,332)
      Equity in earnings of unconsolidated
        real estate ventures                                                              (257)            (202)             (479)
      Distributions of earnings of unconsolidated joint ventures                           546              220               761
      Decrease (Increase) in straight line rent                                            223             (153)             (153)
      (Increase) Decrease in interest and dividends receivable                            (927)            (475)              305
      Decrease (Increase) in prepaid expenses                                               60              (56)               19
     (Decrease) Increase in accounts payable and
        accrued liabilities                                                               (206)           1,250                (1)
     Increase (Decrease) in deferred revenues                                              153              747              (234)
     Increase in escrow deposits                                                           438              905                 3
     Increase in deferred costs                                                           (130)            (150)              (89)
     Other                                                                                  (7)             (36)              153
                                                                                        ------           ------            ------
Net cash provided by operating activities                                               14,207           11,691             9,500
                                                                                        ------          -------            ------

Cash flows from investing activities:
   Collections from real estate loans                                                  160,274           94,511            76,365
   Proceeds from sale of participation interests                                        38,475           68,630                 -
   Additions to real estate loans                                                     (259,346)        (231,588)          (58,716)
   Net costs capitalized to real estate owned                                             (457)             (86)             (176)
   Additions to real estate                                                             (1,548)               -                 -
   Proceeds from sale of real estate owned                                               5,529            1,358               553
   Purchase of investment securities                                                    (1,000)               -            (2,034)
   Sale of available-for-sale securities                                                 1,059            3,384             8,047
   Contributions to real estate ventures                                                (1,303)            (899)             (268)
   Distributions of capital of unconsolidated entities                                      94               18                12
                                                                                       -------          -------           -------

Net cash (used in) provided by investing activities                                    (58,223)         (64,672)           23,783
                                                                                       -------          -------           -------


Cash flows from financing activities:
   Proceeds from borrowed funds                                                        215,909          179,107             4,755
   Repayment of borrowed funds                                                        (158,839)        (130,000)          (14,745)
   Mortgages amortization                                                                  (67)             (71)              (65)
   Exercise of stock options                                                               537              711               813
   Cash distribution - common shares                                                   (14,999)         (12,714)           (7,035)
   Issuance of shares-stock purchase plan                                                1,438                -                 -
                                                                                       -------          -------           -------
Net cash provided by (used in) financing activities                                     43,979           37,033           (16,277)
                                                                                       -------          -------          --------

Net (decrease) increase in cash and cash equivalents                                       (37)         (15,948)           17,006
Cash and cash equivalents at beginning of year                                           5,746           21,694             4,688
                                                                                       -------        ---------          --------
Cash and cash equivalents at end of year                                              $  5,709        $   5,746          $ 21,694
                                                                                      ========        =========          ========

                                            See accompanying notes to consolidated financial statements.




                                                       BRT REALTY TRUST AND SUBSIDIARIES
                                                     Consolidated Statements of Cash Flows
                                                         (Dollar amounts in thousands)
                                                                  (Continued)



                                                                                 Year Ended September 30,
                                                                                 ------------------------
                                                                                   2005             2004             2003
                                                                                   ----             ----             ----

           Supplemental disclosures of cash flow information:

               Cash paid during the year for interest expense                    $3,992            $1,434           $  527
                                                                                 ======            ======           ======
               Cash paid during the year for income
                  and excise taxes                                               $  329            $  542           $  314
                                                                                 ======            ======           ======


                                                                                  2005              2004             2003
                                                                                  ----              ----             ----
           Non cash investing and financing activity:

               Reclass of loan to real estate upon foreclosure                   $2,446            $   -            $    -

               Accrued distributions                                             $3,903            $3,673           $2,711












                                  See accompanying notes to consolidated financial statements.




                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended September 30, 2005, 2004 and 2003

NOTE 1 -   ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

           Organization and Background

           BRT Realty Trust is a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts. Our principal business activity is to generate income by originating and holding for investment, for our own account, senior and junior real estate mortgage loans secured by real property. We may also participate as both an equity investor in, and as a mortgage lender to joint ventures which acquire income producing properties.

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

           Income Recognition

          Income and expenses are recorded on the accrual basis of accounting for financial reporting purposes. The Trust does not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors the Trust considers in making an evaluation of the amount of interest that is collectable, are the financial condition of the borrower and anticipated future events. The Trust accrues interest on performing impaired loans and records cash receipts as a reduction of the recorded investment leaving the valuation allowance constant throughout the life of the loan. For impaired non-accrual loans, interest is recognized on a cash basis. Loan discounts are amortized over the life of the real estate loan using the constant interest method.

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

           Loan Participations

           SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140") allows the recognition of transfers of financial assets as sales provided control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required), (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets. In accordance with this standard, the Trust only recognizes its retained interests of loan participations in the financial statements.

           Fair Value of Financial Instruments

           The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

           Cash and cash equivalents, accounts receivable (included in Other assets), accounts payable and accrued liabilities: The carrying amounts reported in the balance sheet for these instruments approximate their fair values due to the short term nature of these accounts.

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

          Borrowed funds and mortgage payable: There is no material difference between the carrying amounts and fair value because interest rates approximate current market rates for similar types of loans.

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

          New Accounting Pronouncements

          Emerging Issues Task Force ("EITF") Issue 04-5, "Investor's Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" was ratified by the FASB in June 2005. This EITF provides guidance in determining whether a general partner controls a limited partnership and what rights held by the limited partner(s) preclude consolidation in which the sole general partner would consolidate the limited partnership in accordance with the U.S. generally accepted accounting principles. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Trust is currently evaluating the impact of the issue and does not anticipate that the adoption of the new issue will have a significant effect on earnings or the financial position of the Trust.

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

NOTE 2 -  REAL ESTATE LOANS

         At September 30, 2005, information as to real estate loans, is summarized as follows (Dollar amounts in thousands):

                                                                                                                     Not
                                                                                                  Earning          Earning
                                                                                 Total           Interest          Interest
                                                                                 -----           --------          --------

First mortgage loans:
                  Long-term:
                     Residential                                                $     31         $     31          $      -
                  Short-term (five years or less):
                     Multi-family residential                                    103,091          103,091                 -
                     Shopping centers/retail                                      27,517           25,900             1,617
                     Land                                                         23,853           23,853                 -
                     Condominium development/units                                18,558           18,558                 -
                     Industrial buildings                                          8,628            8,628                 -


 Second mortgage loans and junior participations:
                   Multi-family residential                                        9,119            9,119                 -
                   Retail                                                          1,510            1,510                 -
                   Office                                                          1,322            1,322                 -
                                                                                --------         --------          --------
                                                                                $193,629         $192,012          $  1,617
                                                                                ========         ========          ========


         A summary of loans at September 30, 2004 is as follows (Dollar amounts in thousands):

                                                                                                                     Not
                                                                                                Earning           Earning
                                                                                  Total        Interest           Interest
                                                                                  -----        --------           --------

                  First mortgage loans
                     Long term                                                  $     36       $     36           $      -
                     Short term                                                  114,782        111,686              3,096
                  Second mortgage loans
                     and wrap around mortgages                                    20,507         20,507                  -
                                                                                --------       --------           --------

                                                                                $135,325       $132,229           $  3,096
                                                                                ========       ========           ========


          There were two real estate loans not earning interest at September 30, 2005. Both of these loans with an outstanding balance of $1,617,000 were deemed impaired, as it is probable that the Trust will not be able to collect all amounts due according to the contractual terms and an allowance has been established for them. Of the real estate loans earning interest at September 30, 2005 and 2004, $1,447,000 and $4,268,000 respectively, were deemed impaired and are subject to allowances for possible losses. During the years ended September 30, 2005, 2004 and 2003, respectively, an average $3,770,000, $5,011,000 and $6,376,000 of real estate loans were deemed impaired, on which $460,000, $373,000 and $449,000 of interest income was recognized.

          Loans originated by the Trust generally provide for interest rates, which are indexed to the prime rate. The weighted average interest rate on earning loans was 12.23% and 10.85% at September 30, 2005 and 2004, respectively.

          Included in real estate loans are two second mortgages to ventures in which the Trust (through wholly owned subsidiaries) holds a 50% interest. At September 30, 2005, the balance of the mortgage loans was $3,500,000. At September 30, 2004 the balance of the mortgage loans which included five second mortgages and two first mortgages was $7,305,000. Interest received on these loans totaled $651,000 and $742,000 for the year ended September 30, 2005 and September 30, 2004, respectively.

          As of September 30, 2005, there were five first mortgage loans outstanding to one borrower totaling $43,534,000 representing approximately 22% of the Trust's loan portfolio and 16% of the Trust's total assets. All five loans have adjustable rates and are collateralized by multi-family apartment developments located in Tennessee (two loans), Alabama, Florida and Arkansas. The balances in each state at September 30, 2005 $17,800,000, $7,109,000,
          $12,750,000 and $5,875,000, respectfully. No other borrower accounted for more than 10% of the outstanding loans.

          Annual maturities of real estate loans receivable before allowances for possible losses during the next five years and thereafter and are summarized as follows (Dollar amounts in thousands):


                 Years Ending September 30                 Amount
                 -------------------------                 ------
                 2006                                     $172,013
                 2007                                       18,635
                 2008                                        2,950
                 2009                                            -
                 2010                                            -
                 2011 and thereafter                            31
                                                          --------
                 Total                                    $193,629
                                                          ========

          The Trust's portfolio consists primarily of senior and junior mortgage loans, secured by residential and commercial property, 34% of which are located in the New York metropolitan area (which includes New Jersey and Connecticut), 34% in Florida, 9% in Tennessee and 23% in eight other states.

          If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. There were $127,696,000 of real estate loans receivable which matured in Fiscal 2005, of which, $11,742,000 were extended.

          If all loans classified as non-earning were earning interest at their contractual rates for the year ended September 30, 2005 and 2004, interest income would have increased by $198,000 and $328,000 respectively.

                 At September 30, 2005 the three largest real estate loans had principal balances outstanding of approximately $16,000,000, $13,350,000 and $13,300,000, respectively. Of the total interest and fees earned on real estate loans during the fiscal year ended September 30, 2005, 2%, 2% and 3% related to these loans, respectively.

         During the fiscal year ended September 30, 2005 the Trust sold junior and senior participation interests at par in the amount of $38,475,000. Accordingly, no gain was recognized on the sale.

NOTE 3 -  REAL ESTATE ASSETS

         Real Estate Properties

                  A summary of real estate properties for the year ended September 30, 2005 is as follows (Dollar amounts in thousands):


                                                                                                  Gain on
                                                                                                   Sale
                                                                         Costs                   from Dis-
                                                     Sept. 30, 2004   Capitalized/               continued      Sept. 30, 2005
                                                         Amount       Amortization     Sales     Operation          Amount
                                                         ------       ------------     -----     ---------          ------

         Residential units-shares of                         -          $   21              -           -           $   21
         Cooperative corporations
         Shopping centers/retail                         $7,586          1,734        $(6,877)     $1,569            4,012
         Multi-family                                         -          2,697              -           -            2,697
                                                         -----------------------------------------------------------------

                                                          7,586          4,452         (6,877)      1,569            6,730
              Depreciation and Amortization              (1,699)          (261)         1,347           -             (613)
                                                         -----------------------------------------------------------------


         Total real estate properties                    $5,887        $ 4,191        ($5,530)    $ 1,569           $6,117
                                                         =================================================================


         The Trust holds, with a minority partner, a leasehold interest in a portion of a retail shopping center located in Yonkers, New York. The leasehold interest is for approximately 28,500 square feet and including all option periods expires in 2045. The minority equity interest, which equals ten percent, amounted to $130,000 at September 30, 2005 and $147,000 at September 30, 2004 is included as a component of accounts payable and accrued liabilities on the consolidated balance sheet.

         Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 2005 are as follows (Dollar amounts in thousands):

                     Years Ending September 30,                 Amount
                     --------------------------                 ------
                     2006                                      $   829
                     2007                                          870
                     2008                                          871
                     2009                                          871
                     2010                                          877
                     Thereafter                                  9,346
                                                               -------
                                                               $13,664

         During the fiscal year ended September 30, 2005, as a result of a foreclosure, title was conveyed on a multi-family residential property that was previously reported as a nonperforming loan. At September 30, 2005 the carrying value of this property was $2,642,000.

         In the current fiscal year ended September 30, 2005 the Trust purchased the fee interest on a leasehold position the Trust owned for $1,548,000. The Trust subsequently sold its entire position in July 2005 and recognized a gain on the sale of $1,569,000.

          Investment in Unconsolidated Real Estate Ventures at Equity

          The Trust is a partner in eight unconsolidated real estate ventures which operate eight properties. In addition to making an equity contribution, the Trust may hold a first or second mortgage on the property. A brief summary of the two most significant real estate ventures is listed below:

          Blue Hen Corporate Center and Mall - The Trust is a 50% venture partner in the Blue Hen Corporate Center and Mall, located in Dover, Delaware. During the current fiscal year the venture paid off the two existing first mortgages that were held by the Trust. These mortgages had principal balances of $189,000 and $1,891,000 at September 30, 2004. The Trust contributed $950,000 of additional capital to this venture in the fiscal year ended September 30, 2005.

          Rutherford Glen - The Trust is a 50% real estate venture partner in a 248-unit garden apartment complex located in Atlanta, Georgia. The first mortgage on this property, which is held by an unaffiliated third party, was $15,607,000 at September 30, 2005. This loan, which matures on June 11, 2011, has a fixed interest rate of 7.02% and requires principal and interest payments of $1,312 per year. The Trust holds a second mortgage on the property in the amount of $2,950,000 at September 30, 2005. This mortgage which carries an 11% fixed rate of interest and requires interest only payments of $325,000 per annum matures on June 1, 2008. During the fiscal year ended September 30, 2005 the Trust contributed $200,000 of additional capital to this venture. This property was sold in November 2005, and the venture anticipates recognizing a gain of approximately $3.3 million on the sale of the property of which the Trust will record its pro rata share.

          Unaudited condensed financial information for these two joint ventures at September 30, 2005 and for the year then ended are as follows (Dollar amounts in thousands):

                                                                               Blue Hen            Rutherford
                                                                               Venture                Glen
                                                                               -------                ----
          Condensed Balance Sheet

          Cash and cash equivalents                                            $    573              $    207
          Real estate assets, net                                                15,395                17,251
          Other assets                                                              596                   321
                                                                               --------              --------

                Total assets                                                   $ 16,564              $ 17,779
                                                                               ========              ========

          Mortgages payable                                                    $      -              $ 18,557(1)
          Other liabilities                                                         268                   386
          Equity (Deficit)                                                       16,296                (1,164)
                                                                               --------              --------

               Total liabilities and equity                                    $ 16,564              $ 17,779
                                                                               ========              ========

          Trust's equity (deficit) investment                                  $  7,126              $   (582)
                                                                               ========              ========

          Condensed Statement of Operations

          Revenues, primarily rental income                                    $  3,096              $  2,347

          Operating expenses                                                      1,709                 1,070
          Depreciation                                                              655                   728
          Interest expense                                                          120                 1,433
                                                                               --------              --------
               Total expense                                                      2,484                 3,231
                                                                               --------              --------

          Net income (loss) attributable to members                            $    612              $   (884)
                                                                               ========              ========

          Trust's share of net income (loss)                                   $    306              $   (442)
                                                                               ========              ========

          Amount recorded in income statement (2)                              $    321              $   (442)
                                                                               ========              ========


          (1)   Includes $2,950,000 second mortgage held by the Trust.

          (2) The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen venture that is attributable to building and improvements is being amortized over the life of the related property. The portion that is attributable to land will be recognized upon the disposition of the land.


          The remaining six ventures contributed $378,000 in equity earnings for the fiscal year ended September 30, 2005.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

           The Trust did not record any additional allowance provisions for possible loan losses nor valuation adjustments on owned real estate during the years ended September 30, 2005, 2004 and 2003.

               An analysis of the allowance for possible losses is as follows (Dollar amounts in thousands):


                                                                                 Year Ended September 30,
                                                                                 ------------------------

                                                                               2005            2004        2003
                                                                             --------        -------     --------

               Balance at beginning of year                                   $   881        $   881      $   881
               Charge-offs                                                       (212)             -            -
                                                                              -------        -------      -------
                Balance at end of year                                        $   669        $   881      $   881
                                                                              =======        ========     =======



               The allowance for possible losses applies to loans aggregating $3,065,000 at September 30, 2005, $4,919,000 at September 30,
               2004 and $5,452,000 at September 30, 2003.


NOTE 5 -    AVAILABLE-FOR-SALE SECURITIES

          The cost of available-for-sale securities at September 30, 2005 was $14,950,000. The fair value of these securities was $48,453,000 at September 30, 2005. Gross unrealized gains at September 30, 2005 were $33,503,000 and are reflected as accumulated other comprehensive income on the accompanying consolidated balance sheets. There were no unrealized losses at September 30, 2005.

          Included in available for sale securities are 1,009,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $13,262,000 and a fair value at September 30, 2005 of $45,058,000. The fair value of the Trust's investment in Entertainment Properties Trust at November 30, 2005 was $43,200,000. During the year ended September 30, 2005, 23,900 shares were sold for a gain of $729,000.


NOTE 6 - DEBT OBLIGATIONS


          Debt obligations consist of the following (Dollar amounts in thousands):

                                                                                       September 30,
                                                                                       -------------
                                                                                  2005                 2004
                                                                                  ----                 ----

                    Notes payable - credit facilities                           $ 89,000             $ 43,050
                    Margin account                                                21,932               10,812
                                                                                --------             --------
                      Borrowed funds                                             110,932               53,862

                    Mortgage payable                                               2,542                2,609
                                                                                --------             --------

                    Total debt obligations                                      $113,474             $ 56,471
                                                                                ========             ========




          BRT maintains two separate credit facilities with North Fork Bank, Valley Bank and Signature Bank. The first facility of $85 million was consummated on February 16, 2005 and replaced a $60 million facility with North Fork Bank. This facility has a maturity date of February 16, 2007 and the Trust may extend the term of the facility for two one year periods for a fee of $212,500 for each extension. The second facility in the amount of $17 million was consummated on August 17, 2005 and has a maturity date of February 1, 2006. The $85 million credit facility was modified to permit the $17 million credit facility and to cross default both facilities. Borrowings under both facilities are secured by specific receivables and the facilities provide that the amount borrowed will not exceed 65% of the collateral pledged. Borrowings under the facility bear interest at prime plus 1/2 of 1%. At September 30, 2005 we pledged collateral that would permit us to borrow the entire $102 million under both facilities of which $89 million was outstanding.

          The average outstanding balance on the credit facility for the year ended September 30, 2005 and September 30, 2004 was $49,847,000 and $17,913,000, respectively and the average interest rate paid was 6.61% and 4.68%. Interest expense for the year ended September 30, 2005 and September 30, 2004 was $3,341,000 and $853,000. The interest rate at September 30, 2005 was 7.25%. At November 30, 2005 $62 million was outstanding on the credit line.

          In addition to its credit facility, BRT has the ability to borrow funds through its two margin accounts. In order to maintain one of the accounts an annual fee equal to .3% of the market value of the pledged securities which is included in interest expense is paid. At September 30, 2005 there was an outstanding balance of $21,932,000 on the two margin accounts. The weighted average interest rate at September 30, 2005 was 5.79%. Marketable securities with a fair market value at of $48,418,000 were pledged as collateral. The average outstanding balance on the margin facilities for the year ended September 30, 2005 was $16,410,000 and the average interest rate paid was 5.92%. For the year ended September 30, 2004 there was an average outstanding balance of $10,210,000 at a rate of 4.81%. Interest expense for the year ended September 30, 2005 and 2004 was $985,000 and $853,000. At November 30,
          2005 $20,300,000 was outstanding on the margin accounts.

          The mortgage payable was placed on a shopping center in which the Trust, through a subsidiary, is a joint venture partner and holds a majority interest in a leasehold position. The mortgage, with an original balance of $2,850,000 was refinanced with the existing lender during the current fiscal year and currently bears interest at a fixed rate of 6.25% for the first five years and has a maturity of October 1, 2011. There is an option to extend the mortgage to October 1, 2016. At September 30, 2005 the outstanding balance was $2,542,000.

          Scheduled principal repayments on the mortgage during the initial and extended maturity are as follows (Dollar amounts in thousands):

               Years Ending September 30,               Amount

               2006                                     $   71
               2007                                         76
               2008                                         80
               2009                                         86
               2010 and thereafter                       2,229
                                                        ------
                                                        $2,542

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

          During the years ended September 30, 2005 and 2004 the Trust recorded $417,000 and $480,000 respectively of corporate tax expense which included (i) $388,000 and $283,000, respectively, for the payment of Federal excise tax which is based on taxable income generated but not yet distributed; (ii) $0 and $121,000, respectively, for Federal corporate income tax relating to $0 and $340,000 of undistributed income from the 2004 and 2003 tax years; and (iii) $29,000 and $76,000, respectively, for state and local taxes relating to the 2004 and 2003 tax years.

          Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial statement purposes due to various items among which are timing differences related to depreciation methods and carrying values.

          The taxable income is expected to be approximately $869,000 higher than the financial statement income during calendar 2005.

NOTE 8 - SHAREHOLDERS' EQUITY

          Distributions

          During the year ended September 30, 2005 BRT declared cash distributions in the amount of $1.96 per share. It is estimated that 27% of the distribution or $.53 will be capital gain distributions and the remaining $1.43 will be ordinary income.

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

          In December 1998 the Board of Directors granted, under the 1996 Stock Option Plan options to purchase 180,000 shares of beneficial interest at $5.9375 per share to a number of officers, employees, consultants and trustees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year (50,000) and two years (130,000), and expire five years (50,000) and ten years (130,000) after the date of the grant. During the current year no options were exercised. At September 30, 2005 options to purchase 5,000 shares are remaining, all of which are exercisable.

         In December 2000 the Board of Directors granted under the 1996 Stock Option Plan options to purchase 165,500 shares of beneficial interest at $7.75 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years and expire ten years after grant date. During the current year 40,688 of the options were exercised and 2,500 were cancelled. At September 30, 2005 options to purchase 48,436 shares are remaining, 9,561 of which are exercisable.

         In December 2001 the Board of Directors granted, under the 1996 Stock Option Plan, options to purchase 89,000 shares of beneficial interest at $10.45 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year and expiring ten years after grant date. During the current year 21,250 of the options were exercised and 1,500 were cancelled. At September 30, 2005 options to purchase 29,750 shares are remaining, 9,000 of which are exercisable.

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


                                 December 2001       December 2000       December 1998         December 1998
                                  89,000 Shares     165,000 Shares        50,000 Shares        130,000 Shares
                                ---------------     --------------        -------------        --------------

         Risk Free Interest Rate      3.91%               4.76%               4.38%                 4.62%
         Dividend Yield                8.3%               4.36%                  0%                    0%
         Volatility Factor            .210                .205                .208                  .208
         Expected Life (Years)           5                   6                   5                     6


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

         Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model is as follows (Dollar amounts in thousands):

                                                                            Year Ended September 30,
                                                                            -------------------------
                                                                 2005                2004                2003
                                                                 ----                ----                ----

                    Net income to common
                      shareholders as reported                  $16,214             $12,002             $13,683

                    Less: Total stock-based
                      employee compensation
                      expense determined under
                      fair value based methods
                      for all awards                                 64                 120                 126

                    Pro forma net income                        $16,150             $11,882             $13,557

                    Pro forma earnings per share of
                      beneficial interest:
                    Basic                                          2.08                1.56                1.82
                    Diluted                                        2.07                1.54                1.79



     Changes in the number of shares under all option arrangements are summarized as follows:

                                                                                           Year Ended September 30,

                                                                               2005                2004                2003
                                                                               ----                ----                ----

         Outstanding at beginning of period                                   149,124            240,062              352,250
         Cancelled                                                              4,000                  -                    -
         Exercised                                                             61,938             90,938              112,188
         Outstanding at end of period                                          83,186            149,124              240,062
         Exercisable at end of period                                          23,561             21,874               19,938
         Option prices per share outstanding                              $5.9375-$10.45      $5.9375-$10.45      $5.9375-$10.45


         As of September 30, 2005 the outstanding options had a weighted average remaining contractual life of approximately 5.41 years and a weighted average exercise price of $8.61.

         Restricted Shares

         On March 24, 2003 the Board of Trustees adopted the BRT Incentive Plan, whereby a maximum of 350,000 shares of beneficial interest may be issued in the form of options or restricted shares to the Trust's officers, employees, trustees and consultants.

         During the year ended September 30, 2005 and September 30, 2004 the Trust issued 36,950 and 30,230 restricted shares under the Plan, respectively. The shares vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The Trust records compensation expense under APB 25 over the vesting period, measuring the compensation cost based on the market value of the shares on the date of grant. For the year ended September 30, 2005 and 2004, the Trust recognized $293,000 and $213,000 of compensation expense. Included in the 2004 expense is $40,000 related to the early vesting of 1,750 shares.

                 Changes in number of shares under the 2003 BRT Incentive Plan is shown below:

                                                      Years Ended September 30,

                                                     2005               2004
                                                     ----               ----
         Outstanding at beginning of period         57,080             28,800
         Issued                                     36,950             30,230
         Cancelled                                  (7,720)              (200)
         Vested                                         -              (1,750)
                                                    ------             ------
         Outstanding at the end of period           86,310             57,080



         Earnings Per Share


         The following table sets forth the computation of basic and diluted earnings per share (Dollar amounts in thousands):

                                                                                 2005              2004              2003
                                                                                 ----              ----              ----

            Numerator for basic and diluted
             earnings per share:
            Net income                                                         $16,214            $12,002          $13,683
Denominator:

            Denominator for basic earnings
             per share -weighted average shares                              7,747,804          7,617,116        7,470,608
            Effect of dilutive securities:
            Employee stock options                                              63,679            117,248          124,826
                                                                                ------            -------          -------

            Denominator for diluted earnings
             per share - adjusted weighted average
             shares and assumed conversions                                  7,811,483          7,734,364        7,595,434

            Basic earnings per share                                            $ 2.09             $ 1.58           $ 1.83
            Diluted earnings per share                                          $ 2.08             $ 1.55           $ 1.80


         Treasury Shares

         During the fiscal year ended September 30, 2005 and September 30, 2004 no shares were purchased by the Trust.

         During the fiscal year ended September 30, 2005, 91,168 treasury shares were issued or reserved in connection with the exercise of stock options and restricted stock issuance under the Trust's plans. In the fiscal year ended September 30, 2004, the Trust issued or reserved 92,688 Treasury shares in connection with the exercise of stock options under the Trust's existing stock option plan. As of September 30, 2005 the Trust owns 1,226,402 Treasury shares of beneficial interest at an aggregate cost of $10,566,000.

NOTE 9 -  ADVISOR'S COMPENSATION AND CERTAIN TRANSACTIONS

         Certain of the Trust's officers and trustees are also officers, directors and the shareholder of, REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. The agreement, which expires on December 31, 2008, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are charged to operations at a rate of 1% on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $1,862,000, $1,444,000 and $875,000 for the years ended September 30, 2005, 2004, and 2003, respectively. At September 30, 2005 $123,000 remains unpaid and is included in accounts payable on the consolidated balance sheet.

         Borrowers pay fees directly to REIT based on loans originate. These fees amounted to $2,697,000, $2,029,000 and $601,000 for the years ended September 30, 2005, 2004 and 2003 respectively.

         Management of certain properties for the Trust is provided by Majestic Property Management Corp., a corporation in which our chairman is the sole shareholder, under renewable year-to-year agreements. Management fees, legal fees and leasing, selling and financing commissions incurred and reimbursed or owed to Majestic Property Management Corp., which includes fees paid for the management of joint venture properties for the years ended September 30, 2005, 2004 and 2003 aggregated $387,000, $400,000 and $310,000, respectively.

         The Chairman of the Board of Trustees of the Trust holds a similar position in One Liberty Properties, Inc. a related party and is an executive officer and sole shareholder of Georgetown Partners Inc., the managing general partner of Gould Investors L.P. and the sole member of Gould General LLC, a general partner of Gould Investors L.P., a related party. During the years ended September 30, 2005, 2004 and 2003, allocated general and administrative expenses charged to the Trust by Gould Investors L.P pursuant to a Shared Services Agreement, aggregated $708,000, $754,000 and $656,000, respectively. At September 30, 2005
         $82,000 remains unpaid and is included in accounts payable and accrued liability on the consolidated balance sheet.

NOTE 10 - COMMITMENT

         The Trust maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined. Pension expense approximated $202,000, $180,000 and $168,000 during the years ended September 30, 2005, 2004 and 2003, respectively. At September 30, 2005 $155,000 remains unpaid and is included in Accounts payable and accrued liabilities on the consolidated balance sheet.



NOTE 11 - QUARTERLY FINANCIAL DATA  (Unaudited)

                                                1st Quarter       2nd Quarter     3rd Quarter      4th Quarter     Total
                                                 Oct.-Dec.        Jan.-March      April-June       July-Sept.     For Year
                                                ---------         ----------      ----------       -------------- --------

                                                                                  2005
                                                --------------------------------------------------------------------------


Revenues                                           $ 5,806          $ 5,791         $ 6,100         $ 8,018       $25,715
   Income before equity in earnings
      of unconsolidated real estate
      ventures, gain on sale of
      available-for-sale securities,
      minority interest and
      discontinued operations                        3,429            3,042           3,013           3,895        13,379
   Discontinued operations                             109              113             105           1,583         1,910
 Net income                                          4,311            3,039           3,187           5,677        16,214

 Income per beneficial share
      Continuing operations                            .55              .38             .40             .53          1.84
      Discontinued operations                          .01              .01             .01             .20           .25
                                                 --------------------------------------------------------------------------
        Basic earnings per share                   $   .56          $   .39         $   .41         $   .73       $  2.09 (a)



                                                                                  2004
                                                 --------------------------------------------------------------------------

Revenues                                           $ 3,476          $ 4,348         $ 4,606         $ 5,231       $17,661
   Income before equity in earnings
      of unconsolidated real estate
      ventures, gain on sale of
      available-for-sale securities,
      minority interest and
      discontinued operations                        1,869            2,249            1,590          2,839         8,547
   Discontinued operations                             673               97              693            192         1,655
Net income                                           3,294            3,251            2,309          3,148        12,002

 Income per beneficial share
      Continuing operations                            .35              .42              .21            .39          1.36
      Discontinued operations                          .09              .01              .09            .02           .22
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





                                                                BRT REALTY TRUST
                                       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                                                               SEPTEMBER 30, 2005
                                                          (Dollar amounts in thousands)


                                                                         Gross Amount At Which Carried At
                              Initial Cost To Company                         September 30, 2005                       Depreciation
                                     Buildings        Costs Capitalized         Buildings        Accum.  Date Of        Life For
                      Encum-          And       Subsequent to Acquisition          And           Amorti- Constru- Date Latest Income
Description          brances Land Improvements Improvements Carrying Costs Land Improvements Total zation  tion  Acquired Statement
------------------------------------------------------------------------------------------------------------------------------------

Residential
   New York, New York      -     -        -      $  21            -           -   $   21     $  21       -
   Charlotte,  NC          - $ 501   $1,945        251            -        $501    2,196     2,697   $  54        Jan.05 27.5 years
Commercial
   Yonkers, New York  $2,542     -    4,000         12            -           -    4,012     4,012     559    -   Aug-00   39 Years
                      ------ --------------      ------------------        -----------------------   -----

TOTAL                 $2,542  $501   $5,945      $ 284         $  -        $501   $6,229    $6,730   $ 613
                      ======  ==============     ==================         =======================   ====
                                                                                              (a)      (b)   (c)

                                BRT REALTY TRUST
       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 2005
                          (Dollar amounts in thousands)

Notes to the schedule:


(a)      Total real estate properties                                   $  6,730
           Less: Accumulated depreciation and
                   amortization                                              613
                                                                       ---------


         Net real estate properties                                     $  6,117
                                                                        ========

(b) Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.

(c)      Information not readily obtainable.



         A reconciliation of real estate properties is as follows:


                                                           Year Ended September 30,
                                                          ------------------------
                                                       2005           2004          2003
                                                       ----           ----          ----

                Balance at beginning of year         $ 5,887        $ 6,136        $ 6,248
                Additions:
                Acquisitions                           3,994              -              -
                Capitalization of expenses               457             86            176
                                                     -------        -------        -------

                                                      10,338          6,222          6,424
                                                     -------        -------        -------
                Deductions:
                Sales/conveyances                      3,960             97             54
                Depreciation/amortization                261            238            234
                                                     -------        -------        -------
                                                       4,221            335            288
                                                     -------        -------        -------
                Balance at end of year               $ 6,117        $ 5,887        $ 6,136
                                                     =======        =======        =======

                The aggregate cost of investments in real estate assets for federal income tax purposes approximates book value.




                                                                         BRT REALTY TRUST
                                                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                                        SEPTEMBER 30, 2005
                                                                   (Dollar amounts in thousands)

                                                            FINAL
                                    # OF     INTEREST      MATURITY
          DESCRIPTION               LOANS      RATE          DATE       PERIODIC PAYMENT TERMS
------------------------------------------------------------------------------------------------------------

 First mortgage loans:
 Long term:


  Miscellaneous
   $0-$099                             1

 Short term:
  Land, Daytona Beach, FL              1      Prime+5.25%    Aug-06     Interest monthly, principal at maturity
  Condominium Development,
     Fort Meyers, FL                   1      Prime+6.00%    Aug-06     Interest monthly, principal at maturity
  Townhouse, New York, NY              1      Prime+5.00%    June-06    Interest monthly, principal at maturity
  Apartments, Tampa,  FL               1      Prime+5.00%    Feb-06     Interest monthly, principal at maturity
  Apartments, Nashville, TN            1      Prime+5.00%    Dec-05     Interest monthly, principal at maturity
  Retail, New York, NY                 1      Prime+8.25%    Feb-06     Interest monthly, principal at maturity
  Multi-family, Sunny Isles, FL        1      Prime+5.00%    Sept-06    Interest monthly, principal at maturity
  Multi-family, Titusville, FL         1      Prime+5.00%    Oct-06     Interest monthly, principal at maturity
  Multi-family,  Montgomery, AL        1      Prime+5.00%    Apr-06     Interest monthly, principal at maturity
  Land, Brooklyn, NY                   1      Prime+5.50%    Apr-06     Interest monthly, principal at maturity
  Multi-family, Peru, IN               1      Prime+5.50%    Dec-05     Interest monthly, principal at maturity
  Apartments, Nashville, TN            1      Prime+5.00%    Mar-06     Interest monthly, principal at maturity
  Apartments, Syracuse, NY             1      Prime+7.00%    Feb-06     Interest monthly, principal at maturity
  Apartments, Little Rock, AK          1      Prime+5.00%    July-06    Interest monthly, principal at maturity
  Apartments, Ft. Wayne, IN            1      Prime+5.00%    Oct-06     Interest monthly, principal at maturity
  Condominium Units,
  Ft.Lauderdale, FL                    1      Prime+5.50%    Sept-06    Interest monthly, principal at maturity
Miscellaneous
  $0-$999                              6
  $1,000-$1,999                        4
  $2,000-$2,999                        4
  $3,000-$3,999                        4
  $4,000-$4,999                        1

Junior mortgage loans
  and junior participations:

Short Term:
Apartments, Southfield, MI             1      Prime+5.00%    Feb-06     Interest monthly, principal at maturity
Apartments, Atlanta, GA                1      11.00%         June-08    Interest monthly, principal at maturity
Retail, New York, NY                   1      Prime+8.25%    Oct-05     Interest monthly, principal at maturity

Miscellaneous
  $0-$999                              2

                                      41
                                   =====



                                                                           -CONTINUED-

                                                                         BRT REALTY TRUST
                                                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                                        SEPTEMBER 30, 2005
                                                                   (Dollar amounts in thousands)

                                                                                              PRINCIPAL AMOUNT
                                                                             CARRYING         OF LOANS SUBJECT
                                                           FACE AMOUNT        AMOUNT            TO DELINQUENT
          DESCRIPTION                        PRIOR LIENS   OF MORTGAGES    OF MORTGAGES(b)  PRINCIPAL OR INTEREST
-----------------------------------------------------------------------------------------------------------------

  First mortgage loans:
  Long term:


  Miscellaneous
   $0-$099                                   $     -         $    31          $    31            $    -

Short term:
  Land, Daytona Beach, FL                          -          16,000           16,000                 -
  Condominium Development,
     Fort Meyers, FL                               -          13,350           13,350                 -
  Townhouse, New York, NY                          -          13,300           13,300                 -
  Apartments, Tampa,  FL                           -          12,750           12,750                 -
  Apartments, Nashville, TN                        -          11,500           11,500                 -
  Retail, New York, NY                             -          11,255           11,255                 -
  Multi-family, Sunny Isles, FL                    -          10,600           10,600                 -
  Multi-family, Titusville, FL                     -           8,200            8,200                 -
  Multi-family,  Montgomery, AL                    -           7,109            7,109                 -
  Land, Brooklyn, NY                               -           6,753            6,753                 -
  Multi-family, Peru, IN                           -           6,507            6,507                 -
  Apartments, Nashville, TN                        -           6,300            6,300                 -
  Apartments, Syracuse, NY                         -           5,963            5,963                 -
  Apartments, Little Rock, AK                      -           5,875            5,875                 -
  Apartments, Ft. Wayne, IN                        -           5,590            5,590                 -
  Condominium Units,
     Ft. Lauderdale, FL                            -           4,858            4,858                 -
Miscellaneous
  $0-$999                                          -           2,011            2,011               170
  $1,000-$1,999                                    -           5,824            5,155             1,447
  $2,000-$2,999                                    -          10,602           10,602                 -
  $3,000-$3,999                                    -          13,260           13,260                 -
  $4,000-$4,999                                    -           4,040            4,040                 -

Junior mortgage loans
  and junior participations:

Short Term:
Apartments, Southfield, MI                    19,918           6,169            6,169                 -
Apartments, Atlanta, GA                       15,606           2,950            2,950                 -
Retail, New York, NY                           1,139           1,510            1,510                 -

Miscellaneous
  $0-$999                                      7,689           1,322            1,322
                                             ------------------------------------------------------------------

                                             $44,352        $193,629         $192,960            $1,617
                                             ==================================================================







                                BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2005
                          (Dollar amounts in thousands)

Notes to the schedule:

(a) The following summary reconciles mortgages receivable at their carrying values:

                                                                    Year Ended September 30,
                                                                    -------------------------
                                                                 2005            2004          2003
                                                              ----------      ---------     ---------

   Balance at beginning of year                                $134,444        $ 65,997     $ 83,646
   Additions:
   Advances under real estate loans                             259,346        231,588        58,716
                                                               --------       --------      --------

                                                                393,790        297,585       142,362
                                                               --------        -------      --------
   Deductions:
   Collections of principal                                     159,909         94,511        76,365
   Sale of participation interests                               38,475         68,630             -
   Transfer to real estate upon foreclosure                       2,446              -             -
   Sale of loans                                                      -              -         4,311
                                                               --------       --------      --------
                                                                200,830        163,141        76,365
                                                               --------       --------      --------

   Balance at end of year                                      $192,960       $134,444      $ 65,997
                                                               ========       ========      ========


   (b) Carry amount of mortgages in 2004 and are net of a direct write off in the amount of $365 that was recognized in a prior year and allowances for loan losses in the amount of $669 in 2005 and $881 in years 2004 and 2003.

  (c) The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.


                                    EXHIBIT 3.1
                           THIRD AMENDED AND RESTATED
                              DECLARATION OF TRUST

                                BRT REALTY TRUST

                                TABLE OF CONTENTS

ARTICLE I- NAME, PRINCIPAL PLACE OF BUSINESS AND TITLE TO
PROPERTY                                                                   2
1.1      Name                                                              2
1.2      Location                                                          2
1.3      Nature of Trust                                                   2
1.4      Definitions                                                       2

ARTICLE II - TRUSTEES                                                      6
2.1      Number and Qualification                                          6
2.2      Term and Election                                                 7
2.3      Resignation and Removal                                           7
2.4      Vacancies                                                         8
2.5      Meetings                                                          8
2.6      Executive and Investment Committees                               9
2.7      Officers                                                          9
2.8      By-Laws                                                           9
2.9      Trustees May Own Shares                                           9

ARTICLE III-POWERS OF THE TRUSTEES                                         9
3.1      General                                                           9
3.2      Investments                                                      10
3.3      Appraisals                                                       10
3.4      Legal Title                                                      10
3.5      Disposition, Renting, Etc. of Assets                             11
3.6      Financing; Issuance of Securities; Facsimiles                    11
3.7      Taxes                                                            12
3.8      Right as Holder of Mortgages and Securities                      12
3.9      Collection                                                       13
3.10     Expenses                                                         13
3.11     Guaranties                                                       13
3.12     Deposits                                                         13
3.13     Allocation                                                       14
3.14     Valuation                                                        14
3.15     Fiscal Year                                                      14
3.16     FHA Qualification                                                14
3.17     Power to Contract                                                14
3.18     Organization of Business Entities                                15
3.19     Associations                                                     15
3.20     Insurance                                                        15
3.21     Pension and Other Plans                                          16
3.22     Seal                                                             16
3.23     Charitable Contributions                                         16
3.24     Indemnification                                                  16
3.25     Remedies                                                         16
3.26     Trustees May Appoint Advisor                                     16
3.27     Independence of Trustees                                         17
3.28     Prohibition Against Self-Dealing and Misuse of Trust Assets      17
3.29     Further Powers                                                   20
3.30     Transfer of Advisory Contract                                    20
3.31     Qualification as "Real Estate Investment Trust"                  20

ARTICLE IV-INVESTMENT POLICIES                                            21
4.1      Statement of Investment Policy                                   21
4.2      Uninvested Assets                                                21
4.3      Restrictions                                                     22

ARTICLE V-LIMITATIONS OF LIABILITY                                        23
5.1      Liability to Third Persons                                       23
5.2      Liability to Trust of to Shareholders                            23
5.3      Indemnification                                                  23
5.4      Surety Bonds                                                     24
5.5      Apparent Authority                                               25
5.6      Express Exculpatory Clauses in Instruments                       25
5.7      Reliance on Experts, Etc                                         25

ARTICLE VI-SHARES OF BENEFICIAL INTEREST                                  25
6.1      Description of Shares                                            25
6.2      Shares Represent Beneficial Interest or Preferred Interest       26
6.3      Certificates and Transfer                                        26
6.4      Issuance of Shares and Fractional Shares                         26
6.5      Shareholder Register                                             27
6.6      Transfer Agents and Registers                                    27
6.7      Method of Transfer                                               27
6.8      Transfers by Operation of Law                                    28
6.9      Form of Ownership of Shares                                      28
6.10     Limitation of Trustees' Duty to Inquire                          28
6.11     Replacement of Lost Certificates                                 28
6.12     Dividends, Distributions and Retained Earnings                   29
6.13     Statement of Source of Distributed Funds                         29
6.14     Shareholders Notices                                             29
6.15     Purchase of Trust Shares                                         29
6.16     Trustees May Purchase or Sell Shares                             30
6.17     Information from Holders of Securities of the Trust              30
6.18     Warrants                                                         30
6.19     No Pre-emptive Rights                                            30
6.20     Redemption and Stop Transfers for Tax Purposes                   30
6.21     Issuance of Units                                                31

ARTICLE VII-RIGHTS OF SHAREHOLDERS                                        31
7.1      Limits of Shareholder Interest                                   31
7.2      Death of Shareholder                                             32
7.3      Meetings of Shareholders                                         32
7.4      Notice of Meetings                                               33
7.5      Majority for Quorum                                              33
7.6      Voting Rights of Shareholders                                    33
7.7      Record Date for Meetings                                         34
7.8      Proxies                                                          34
7.9      Reports                                                          34
7.10     Inspection of Records                                            35

ARTICLE VIII-AMENDMENT OR TERMINATION OF TRUST                            35
8.1      Amendment or Termination                                         35
8.2      Power to Effect Reorganization                                   36
8.3      Compliance with Internal Revenue Code                            36
8.4      Trustees May Terminate Prior to Effective Date                   37

ARTICLE IX-MISCELLANEOUS                                                  37
9.1      Recording                                                        37
9.2      Counterparts                                                     38
9.3      Reliance by Third Parties                                        38
9.4      Governing Law                                                    38
9.5      Construction of Trust Instrument                                 38

ARTICLE X-DURATION OF TRUST                                               39
10.1     Duration                                                         39

                                  THIRD AMENDED
                                  AND RESTATED
                              DECLARATION OF TRUST
                                       OF
                                BRT REALTY TRUST


         This Third Amended and Restated Declaration of Trust of BRT Realty Trust, a Massachusetts business trust (the "Trust"), dated as of October 5, 2005, is made by a majority of the Trustees of the Trust, having a usual place of business at 60 Cutter Mill Road, Suite 303, Great Neck, New York 11021, and filed in the office of the Secretary of the Commonwealth of Massachusetts and in the office of the Clerk of the City of Boston, has been restated in its entirety by the affirmative vote of a majority of the Trustees pursuant to Section 9.1 of the Second Amended and Restated Declaration of Trust, as amended, as follows:

         WHEREAS, the Trust was organized as a Massachusetts business trust under the name "Berg Enterprises Realty Group" with the filing of its Declaration of Trust, dated June 16, 1972, in the office of the Secretary of the Commonwealth of Massachusetts and in the office of the Clerk of the City of Boston;

         WHEREAS, a First Amended and Restated Declaration of Trust, dated November 6, 1972, was filed in the office of the Secretary of the Commonwealth of Massachusetts;

         WHEREAS, the Trust changed its name to BRT Realty Trust by the filing of a Certificate of Amendment to Declaration of Trust, dated June 17, 1975, in the office of the Secretary of the Commonwealth of Massachusetts;

         WHEREAS, a Second Amended Declaration of Trust, dated January 27, 1984, was filed in the office of the Secretary of the Commonwealth of Massachusetts;

         WHEREAS, amendments to the Second Amended and Restated Declaration of Trust, dated August 20, 1986, March 2, 1987, and March 2, 1988, respectively, and a Certificate of Designations, dated July 7, 1993 (which designated and authorized a series of preferred stock of the Trust that has been subsequently canceled pursuant to its terms), were filed in the office of the Secretary of the Commonwealth of Massachusetts;

         WHEREAS, the Trustees desires to restate the Second Amended and Restated Declaration of Trust, as amended, in its entirety.

         NOW, THEREFORE, the Second Amended and Restated Declaration of Trust is hereby restated in its entirety as follows:

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

Section 1.2 Location. The principal place of business shall be in Great Neck, New York, 60 Cutter Mill Road, Suite 303, Great Neck, New York 11021, at such address as the Trustees may from time to time designate; however, the Trustees may change the principal place of business to any other location as they in their discretion determine appropriate. The Trust may have such other offices or places of business as the Trustees may from time to time determine.

Section 1.3 Natures of Trust. The Trust shall be of the type commonly termed a Massachusetts business trust. The Trust is not intended to be, shall not be deemed to be, and shall not be treated as, a general partnership, limited partnership, joint venture, corporation or joint stock company, but nothing herein shall preclude the Trust from being taxable as an association under the REIT Provisions of the Internal Revenue Code (as hereinafter defined). The Shareholders shall be beneficiaries and their relationship to the Trustees shall be solely in-that capacity in accordance with the rights conferred upon them hereunder. The Trust may, but is not required to, conduct business in a manner intended to qualify as a "real estate investment trust" as that term is defined in the REIT Provisions of the Internal Revenue Code and this Declaration of Trust, and all actions of the Trustees hereunder shall be construed in accordance with such intent.

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

         "Declaration of Trust" shall mean this Declaration of Trust as amended, restated or modified from time to time. References in this Declaration of Trust to "Declaration" "hereof", "herein" and "hereunder" shall be deemed to refer to the Declaration of Trust and shall not be limited to the particular text, article or section in which such words appear.

         "Development Loans" shall mean Mortgage Loans made to finance the development of land into a site or sites suitable for the construction of improvements thereon or suitable for other residential, recreational, commercial, industrial or public uses and may include the financing of all or part of the cost of the acquisition of such land (including leaseholds therein).

         "Equity Investments in Real Property" shall mean investments in the ownership of, or participations in the ownership of, Real Property including the development thereof and any interest therein other than Mortgage Loans or any type of interest in any corporation or other entity principally involved in owning, developing, improving, financing, operating or managing Real Property.

         "Equity Securities" shall mean Shares and other Securities of the Trust convertible at any time into shares with or without the payment of additional consideration.

         "FHA" shall mean the Federal Housing Administration and any successor thereto.

         "FHA Loans" shall mean loans guaranteed by the FHA.

         "First Mortgage" shall mean a Mortgage which takes priority or precedence over all other charges or encumbrances upon Real Property, other than a leasehold interest therein, and which must be satisfied before such other charges are entitled to participate in the proceeds of any sale or other disposition of such Real Property. However, such priority shall not be deemed to be abrogated by liens for taxes, assessments which are not due or remain payable without penalty, contracts and leases acceptable to the Trust (other than contracts for repayment of borrowed monies) mechanics' and material men's liens and other similar liens for work performed and materials furnished for the improvement of real estate which are not in default or are in good faith being contested, and other claims normally deemed in the same jurisdiction in which the Real Property is located to abrogate the priority of a first mortgage.

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

         "Junior Mortgage" shall mean a Mortgage which (1) has the same priority of precedence over all other charges or encumbrances upon Real Property as that required for a First Mortgage except that it is subject to the priority of one or more other Mortgages and (2) must be satisfied before such other charges or encumbrances (other than prior Mortgages) are entitled to participate in the proceeds of any sale or other disposition of such Real Property.

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

         "Person" shall mean and include individuals, corporations, limited partnerships, general partnerships, joint stock companies or associations, joint ventures, associations, companies, trusts, banks, trust companies, land trusts, business trusts, or other organizations whether or not legal entities, and governments and agencies and political subdivisions thereof.

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

Section 3.8 Rights as Holder of Mortgages and Securities. The Trustees shall have power to exercise all the rights, powers and privileges appertaining to the ownership of all or any Mortgages or Securities forming part of the Trust Property to the same extent that any individual might, and, without limiting the generality of the foregoing, to vote or give any consent, request or notice or waive any notice either in person or by proxy or power of attorney with or without power of substitution, to one or more Persons, which proxies and powers of attorney may be for meetings or action generally or for any particular meetings or action, and may include the exercise of discretionary powers.

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

Section 3.17 Power to Contract. The Trustees shall have power to appoint, employ or contract with any Person (including one or more of themselves and any corporation, partnership or trust of which one or more of them may be an Affiliate, subject to the applicable requirements of Section 3.28 hereof) as the Trustees may deem necessary or desirable for the transaction of the business of the Trust including any Person who, under the supervision of the Trustees, may, among other things: administer the day-to-day affairs of the Trust; serve as the Trust's investment advisor and consultant in connection with the Trust's investments; act as consultants, accountants, mortgage loan originators or servicers, correspondents, leaders, technical advisors, attorneys, brokers, underwriters, corporate fiduciaries, escrow agents, depositories, custodians or agents for collection, insurers or insurance agents, transfer agents or registrars or paying agents for Securities of the Trust, or in any other capacity deemed by the Trustees necessary or desirable; investigate, select, and, on behalf of the Trust, conduct relations with Persons acting in such capacities and pay appropriate fees to, and enter into appropriate contracts with, or employ, or retain services performed or to be performed by, any of them in connection with the investments acquired, sold, or otherwise disposed of; substitute any other Person for any such Person; act as attorney-in-fact or agent in the purchase or sale or other disposition of investments, and in the handling, prosecuting or settling of any claims of the Trust, including the foreclosure or other endorsement of any mortgage or other lien or other security securing investments; and assist in the performance of such ministerial functions necessary in the management of the Trust as may be agreed upon with the Trustees or officers of the Trust. The Trust shall not knowingly appoint, employ or contract with, or extend the term of any advisory or other contract with, any Trustee or any Person of whom any Trustee may be an Affiliate unless such contract shall be made, approved or ratified, after disclosure of such relationship, by a majority of the Trustees not so affiliated.

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

Section 3.20 Insurance. The Trustees shall have the power to purchase and pay for entirely out of Trust Property insurance policies insuring the Shareholders, Trustees, officers, employees, and agents. investment advisors, including the Advisor, or independent contractors of the Trust individually against all claims and liabilities of every nature arising by reason of holding, being or having held any such office or position, or by reason of any action alleged to have been taken or omitted by any such Person or Shareholder, Trustee, officer, employee, agent. investment advisor, or independent contractor, including any action taken or omitted that may be determined to constitute negligence whether or not the Trust would have the power to indemnify such Person against such liability.

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

Section 3.25 Remedies. Notwithstanding any provision of this Declaration of Trust, when the Trustees deem that there is a significant risk that an obligor to the Trust may default or is in default under the terms of any obligation to the Trust, the Trustees shall have power to pursue any remedies permitted by law which, in their sole judgment, are in the interests of the Trust, and the Trustees shall have the power to enter into any investment, commitment or obligation of the Trust resulting from the pursuit of such remedies or necessary or desirable to dispose of property acquired in the pursuit of such remedies.

Section 3.26 Trustees May Appoint Advisor. The Trustees are responsible for the general policies of the Trust and for such general supervision of the business of the Trust conducted by officers, agents, employees, investment advisors or independent contractors of the Trust as may be necessary to insure that such business conforms to the provisions of the Declaration of Trust. However, the Trustees are not required personally to conduct the business of the Trust and, consistent with their ultimate responsibility as stated herein, the Trustees shall have power to appoint, employ, or contract with any such natural or, legal person or persons (including one or more of themselves and any corporation, partnership or trust in which one or more of them may be directors, officers, stockholders, partners or trustees) as the Trustees may deem necessary or desirable for the transaction of the business of the Trust. The Trustees may, therefore, employ or contract with a corporation, partnership, trust or individual (herein referred to as the "Advisor"), and the Trustees may grant or delegate such authority to the Advisor as the Trustees may, in their sole discretion, deem necessary or desirable, without regard to whether such authority is normally granted or delegated by trustees.

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

The contract entered into by the Trustees with any Advisor may have a term of up to five full years. The term of each renewal of extension of any such contract with the same Advisor may be renewed by a majority of the Board of Trustees for a period equal to a maximum of five years. However, at a special meeting of shareholders called by the shareholders pursuant to Section 7.3(b) herein, a majority of the outstanding Shares shall have the right to rescind the renewal of the Advisory Agreement which was authorized by the Board of Trustees at the immediately preceding Board of Trustees meeting, but any such recession shall no effect on the term of the Advisory Agreement, as same may have been previously renewed.

Section 3.27 Independence of Trustees. Not more than 49% of the total number of Trustees or of the total number of members of any Investment Committee may be Affiliates of the Advisor, provided, however, that if at any time the percentage of all Trustees or of members of such Investment Committee then in office, because of the death, resignation, removal or change in affiliation of a Trustee or member of such Investment Committee who is not such an Affiliate, such requirement shall not be applicable for a period of sixty (60) days, during which time a majority of all the Trustees then in office shall appoint a sufficient number of other individuals as Trustees or as members of such Investment Committee so that there is again not more than 49% of the total number of all Trustees or members of such Investment Committee then in office who are Affiliates of the Advisor. The Trustees shall at all times endeavor to comply with such requirement, but failure so to comply shall not affect the validity or effectiveness of any action of the Trustees or of the Investment Committee as the case may be.

Section 3.28 Prohibition Against Self-Dealing and Misuse of Trust Assets. (a) Notwithstanding any other provisions of this Declaration of Trust, the Trustees, when acting on behalf of the Trust, may not knowingly, directly or indirectly, lend any of the Trust Property to, purchase or otherwise acquire any property whatsoever from, sell or otherwise transfer any property whatsoever to, contract with, or pay any commission or other remuneration, directly or indirectly, in connection with the purchase or sale of Trust assets to (i) any Trustee, officer or employee of the Trust (acting in their individual capacities), (ii) the Advisor, (iii) any corporation, partnership, trust or other organization with which a Trustee, any officer or employee of the Trust, the Advisor, any independent contractor to the Trust or any officer, director or employee of the Advisor, or any such independent contractor to the Trust is an Affiliate, or
(iv) any officer, managing agent, director or employee (acting in their individual capacities) of the Advisor, of any Affiliate of the Advisor or of any independent contractor to the Trust; except that the Trustees shall be entitled to engage in any transaction on behalf of the Trust notwithstanding any such affiliation, provided (i) each such transaction has been approved or ratified, after full disclosure of such affiliation, by a majority of the Trustees including a majority of the Trustees who are not Affiliates of any Person (other than the Trust) who is a party to the transaction, or by a majority of the-members of any committee of the Trustees including a majority of the members of such committee who are not Affiliates of any Person (other than the Trust) who is a party to the transaction, and (ii) the Trustees approving the transaction have determined that such transaction is fair and reasonable to the Shareholders of the Trust and that such transaction is on terms not less favorable to the Trust than terms available for a comparable transaction with others that are not so affiliated, and (iii) if such transaction relates to: (x) the acquisition by the Trust of federally insured or guaranteed mortgages, it shall be effected at prices not exceeding the currently quoted prices at which the Federal National Mortgage Association is purchasing comparable mortgages; or
(y) the acquisition by the Trust of other property, it shall be effected at prices not exceeding the fair value thereof as determined by an independent Appraisal. For purposes of this Section 3.28 the term "independent contractor" means an "independent contractor" as defined in Section 856(d)(3) of the Internal Revenue Code which furnishes or renders services to tenants of or manages or operates Real Property owned by the Trust. The simultaneous acquisition by the Trust and the Advisor or any Affiliate of the Advisor of participations in a loan or other investment shall not be deemed to constitute an acquisition or sale of property by one of them to the other, provided that the terms, other than the size of the participation, are not less favorable to the Trust than to such other Person.

Any Trustee or officer, employee or agent of the Trust may acquire, own, hold and dispose of Securities of the Trust, for his individual account, and may exercise all rights of a holder of such Securities to the same extent and in the same mariner as if he were not such a Trustee or officer, employee or agent. The Trustees shall use their best efforts to obtain through an Advisor or other Persons a continuing and suitable investment program, consistent with the investment policies and objectives of the Trust, and the Trustees shall be responsible for reviewing and approving or rejecting investment opportunities presented by the Advisor or such other Persons. So long as there is such Advisor or other Person, the Trustees shall have no responsibility for the origination of investment opportunities for the Trust. Any Trustee or officer, employee, or agent of the Trust may, in his personal capacity, or in a capacity of trustee, officer, director, stockholder, partner, member, advisor or employee of any Person, have business interests and engage in business activities in addition to those relating to the Trust, which interests and activities may be similar to those of the Trust and include the acquisition, syndication, holding, management, operation or disposition, for his own account or for the account of such Person, of interests in Mortgages, interests in Real Property, or interests in Persons engaged in the real estate business, and each Trustee, officer, employee and agent of the Trust shall be free of any obligation to present to the Trust any investment opportunity which comes to him in any capacity other than solely as Trustee, officer, employee or agent of the Trust, even if such opportunity is of a character which, if presented to the Trust, could be taken by the Trust, provided, however, that no Trustee, advisor, officer, employee, or agent of the Trust may compete with the Trust in (i) any transaction in which the Trust is engaged or (ii) any proposed transaction which has been presented to the Trustees in writing for their consideration and which has not been rejected by the vote of a majority of the Trustees not interested in such a proposed transaction. Each Trustee shall disclose any interest he has, and any interest known to him of any Affiliate of his, in any investment opportunity presented to the Trust. Subject to the provisions of this Section 3.28 any Trustee or officer, employee or agent of the Trust may be interested as trustee, officer, director, shareholder, partner, member, advisor or employee of, or otherwise have a direct or indirect interest in, any Person who may be engaged to render advice or services to the Trust, and may receive compensation from such Person as well as compensation as Trustee, officer, employee or agent of the Trust or otherwise hereunder. None of the activities referred to in, and permitted by, this paragraph shall be deemed to conflict with his duties and powers as Trustee, officer, employee or agent of the Trust.

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


                                   ARTICLE IV

                               INVESTMENT POLICIES

Section 4.1 Statement of Investment Policy. The investment objective of the Trust is to invest the Trust Property in Real Property, Mortgage Loans, and other investments related to Real Property in such proportions as the Trustees may deem advisable from time to time in light of changing economic conditions. Except as specifically provided herein, there shall be no percentage limitation, either minimum or maximum, with respect to the proportion of assets of the Trust which may be placed at any given time in any type or category of investments. Investments of the Trust may be made in various combinations and may involve participations with other Persons. Such investments may incorporate a variety of real property financing techniques, including, without limitation, Conventional Loans, Long, Medium and Short Term Loans, Construction Loans with or without a Permanent Takeout, Equity Investments in Real Property, FHA Loans, VA Loans, First and Junior Mortgage Loans, Gap Loans, Warehousing Loans, Wraparound Loans, Development Loans, sale and leasebacks, land purchase-leases, net lease financings, purchase and installment sale lease backs, high credit lease-secured mortgages, convertible Mortgages and Mortgages of special interests including, without limitation, leaseholds, air rights and condominiums.

The Trustees, may, but shall not be required to, make investments in such a manner as to comply with the requirements of the REIT Provisions of the Internal Revenue Code with respect to the composition of the Trust's investments and the derivation of its income; provided, however, that no Trustee, director, officer, employee or agent of the Trust or the Advisor shall be liable to any Person for any act or omission resulting in the loss of tax benefits under the Internal Revenue Code, except for that arising from his or its own bad faith, willful misconduct, gross negligence or reckless disregard of his or its duties or for his failure to act in good faith in the reasonable belief that such action was in the best interest of the Trust.

Section 4.2 Uninvested Assets. To the extent that the Trust has assets not otherwise invested in accordance with Section 4.1 hereof the Trustees may invest such assets in;

(a) obligations of or guaranteed or insured by, the United States Government or any agencies or political subdivisions thereof, including the FHA and the Federal National Mortgage Association;

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

(c) engage in any short sale;

(d) issue "redeemable securities" as defined in Section 2(a) (31) of the Investment Company Act of 1940;

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

                                    ARTICLE V

                            LIMITATIONS OF LIABILITY

Section 5.1 Liability to Third Persons. No Shareholder shall be subject to any personal liability whatsoever, in tort, contract or otherwise, to any Person or Persons in connection with Trust Property or the affairs of the Trust; and no Trustee, officer, employee or agent of the Trust shall be subject to any personal liability whatsoever, in tort, contract or otherwise, to any other Person or Persons in connection with Trust Property or the affairs of the Trust, save only that arising from his bad faith, willful misconduct, gross negligence or reckless disregard of his duties or for his failure to act in good faith in the reasonable belief that his action was in the best interest of the Trust; and all such other Persons shall look solely to the Trust Property for satisfaction of claims of any nature arising in connection with the affairs of the Trust. If any Shareholder, Trustee, officer, employee or agent, as such, of the Trust is made a party to any suit or proceedings to enforce any such liability, he shall not on account thereof be held to any personal liability.

Section 5.2 Liability to Trust or Shareholders. No Trustee, officer, employee or agent of the Trust shall be liable to the Trust or to any Shareholder, Trustee, officer, employee or agent of the Trust for any action or failure to act (including without limitation the failure to compel in any way any former or acting Trustee to redress any breach of trust) except for his own bad faith, willful misconduct, gross negligence or reckless disregard of his duties or for his failure to act in good faith in the reasonable belief that his action was in the best interests of the Trust.

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

The Trust shall indemnify each of its Trustees, officers, employees and agents (including any Person who serves at its request as director, officer or trustee of another organization in which it has any interest as a shareholder, creditor or otherwise), against all liabilities and expenses, including amounts paid in satisfaction of judgments, in compromise or as fines and penalties, and counsel fees, reasonably incurred by him in connection with the defense or disposition of any action, suit or other proceeding by the Trust or any other Person, whether civil or criminal, in which he may be involved or with which he may be threatened, while in office or thereafter, by reason of his being or having been such a Trustee, officer, employee or agent; provided, however, that no indemnification shall be made with respect to any matter as to which he shall have been adjudicated to have acted in bad faith or with willful misconduct or reckless disregard of his duties or gross negligence or not to have acted in good faith in the reasonable belief that his action was in the best interests of the Trust and further provided, that as to any matter disposed of by a compromise payment by such Trustee, officer, employee or agent, pursuant to a consent decree or otherwise, no indemnification either for said payment or for any other expense shall be provided unless such a compromise shall be approved as in the best interests of the Trust by a majority of the disinterested Trustees or unless the Trust shall have received a written opinion from independent legal counsel to the effect that such Trustee, officer, employee or agent appears to have acted in good faith in the reasonable belief that his action was in the best interests of the Trust. Subject to the proviso clauses, and except for expenses not reasonably incurred, the foregoing sentence is intended to provide for indemnification of Trustees, officers, employees and agents to the fullest extent provided by law. The rights accruing to any Trustee, officer, employee or agent under these provisions shall not exclude any other right to which he may be lawfully entitled; provided, however, that no Trustee, officer, employee or agent may satisfy any right of indemnity or reimbursement granted herein or to which he may be otherwise entitled except out of the Trust Property, and no Shareholder shall be personally liable to any Person with respect to any claim for indemnity or reimbursement or otherwise. The Trustees may make advance payments in connection with indemnification under this Section 5.3, provided that the indemnified Trustee, officer, employee or agent shall have given a written undertaking to reimburse the Trust in the event it is subsequently determined that he is not entitled to such indemnification.

Any action taken in good faith by or conduct engaged in good faith on the part of the Advisor, a Trustee, officer, employee or agent of the Trust in conformity with or in reliance upon any of the provisions of this Declaration of Trust shall not, for the purposes of this Trust, constitute bad faith, willful misconduct, gross negligence or reckless disregard of his duties or failure to act in good faith or in the reasonable belief that his action was in the best interests of the Trust.

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

Section 5.6 Express Exculpatory Clauses in Instruments. Every note, debenture, bond, obligation, contract, instrument, certificate, Share or undertaking and every other act or thing whatsoever executed in connection with the Trust shall be conclusively presumed to have been executed or done by a Trustee or Trustees or an officer, employee or agent of the Trust only in his or their capacity as Trustee or Trustees under this Declaration of Trust or in the capacity of officer, employee or agent of the Trust. The Trustees shall cause every note, debenture, bond, obligation, contract, instrument, certificate, Share or undertaking made or issued by or on behalf of the Trust to refer to this Declaration of Trust and contain a recital to the effect that the obligations thereunder are not binding on, nor shall resort be had to the private property of, any of the Trustees, their employees or the Shareholders of the Trust individually, but only upon the Trustees as trustees and upon the Trust Property, and may contain any further recital which they may deem appropriate, but the omission of such recital or further recital shall not be construed to evidence an intention to impose personal liability on any of the Trustees, Shareholders, officers, employees or agents of the Trust. The Trustees shall, at all times, maintain insurance for the protection of the Trust Property, its Shareholders, Trustees, officers, employees or agents in such amount as the Trustees shall deem adequate to cover all foreseeable tort liability to the extent available at reasonable rates.

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





                                   ARTICLE VI

                         SHARES OF BENEFICIAL, INTEREST

Section 6.1 Description of Shares. The Trust shall have authority to issue Shares of beneficial interest, having a par value $3.00 per Share, and Shares of preferred stock, having a par value of $1.00 per Share. No Shares shall be issued for a consideration having a value of less than the aggregate par value of such Shares. All Shares duly issued hereunder shall be deemed fully paid, and no assessment shall ever be made upon shareholders except against holders of Shares as to which the entire par value has not been paid in, but only to the extent of such unpaid par value.

The number of Shares of beneficial interest authorized hereunder is unlimited. All Shares of beneficial interest shall have equal non-cumulative voting, distribution, liquidation and other rights, and shall have no preference, conversion, exchange, preemptive or redemption rights.

The number of Shares of preferred stock authorized hereunder is 10,000,000. The preferred stock may be issued, from time to time, in one or more series as authorized by the Board of Trustees. Prior to issuance of a series, the Board of Trustees by resolution shall designate that series to distinguish it from other series and classes of stock of the Trust, shall specify the number of shares to be included in the series, and shall fix the terms, rights, restrictions, qualifications of the shares of the series, including any preferences, voting powers, dividend rights and redemption, sinking fund and conversion rights. Subject to the express terms of any other series of Preferred Stock outstanding at the time, the Board of Trustees may increase or decrease the number of shares or alter the designation or classify or reclassify any unissued shares of a particular series of preferred stock by fixing or altering in any or more respects from time to time before issuing the shares any terms, rights, restrictions and qualifications of the Shares.

Upon the filing in the Office of the Secretary of State of the Commonwealth of Massachusetts of the Certificate of Amendment of the Second Amended and Restated Declaration of Trust of this Trust whereby Section 6.1 is amended to read as set forth herein, each three (3) issued and outstanding Shares of beneficial interest, par value $1.00 per share, shall thereby and thereupon be combined into one (1) validly issued, fully paid and nonassessable Share of beneficial interest, par value $3.00 per share. Each person at that time holding of record any issued and outstanding Shares of beneficial interest shall receive upon surrender thereof to the Trust's authorized agency a stock certificate or certificates to evidence and represent the number of post reverse stock split shares of beneficial interest to which he is entitled after the reverse split; provided, however, that the Trust shall not issue fractional Shares of beneficial interest in connection with the reverse stock split, but in lieu thereof, the Trust shall make a cash payment based on the closing price of the Shares of beneficial interest on the American Stock Exchange on the day after this amendment is filed with the Secretary of State of the Commonwealth of Massachusetts or if there is no trading on that date based on the arithmetical mean between the prevailing bid and asked prices on the American Stock Exchange on that day, to holders thereof who would otherwise be entitled to receive fractional shares except for the provisions hereof upon surrender of certificates representing those shares to the authorized agency. The ownership of such fractional interests shall not entitle the holder thereof to any voting, dividend of other right except the right to receive payment therefore as described above. [The aforementioned stock split occurred on or about August 1986 pursuant to the terms of the Certificate of Amendment of the Second Amended and Restated Declaration of Trust.]

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

Section 6.3 Certificates and Transfer. Every Shareholder shall be entitled to receive a certificate, in such form as the Trustees shall from time to time approve, specifying the number of Shares held by such Shareholder. Except as provided by Sections 6.20 and 6.21, such certificates shall be treated as negotiable and title thereto, and to the Shares represented hereby shall be transferred by delivery thereof to the same extent in all respects as stock certificates, and the Shares represented thereby, of a Massachusetts business corporation. Unless otherwise determined by the Trustees and except as provided in Section 3, 6 hereof, such certificates shall be signed by the President and Secretary, and shall be countersigned by a transfer agent, and registered by a registrar, if any. There shall be filed with each transfer agent and registrar, if any, a copy of the authorized form of certificate, certified by the President and Secretary, and such form shall continue to be used unless and until the Trustees approve some other form. Certificates for Shares shall bear the legend required by Section 6.20.

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

Section 6.7 Method of Transfer. Shares shall be transferable on the records of the Trust, other than by operation of law, only by the record holder thereof or by his agent thereunto duly authorized in writing, upon delivery to the Trustees or a transfer agent of the Trust of the certificate therefor, properly endorsed or accompanied by a duly executed instrument of transfer, with all transfer taxes affixed, together with such evidence of the genuineness of each such endorsement, execution, and authorization and of other matters as may reasonably be required by the Trust or the transfer agent. Upon such delivery the transfer shall be recorded on the register of the Trust and a new certificate for the Shares so transferred shall be issued to the transferee, and in case of a transfer of only a part of the Shares represented by any certificate, a new certificate for the residue thereof, shall be issued to the transferor. But until such record is made, the Shareholder of record shal1 be deemed to be the holder of such Shares for all purposes hereof and neither the Trustees nor any transfer agent or registrar nor any officer or agent of the Trust shall be affected by any notice of the proposed transfer. This Section 6.7 is subject in all respects to the provisions of Section 6.20 and 6.21 hereof.

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

Section 6.12 Dividends, Distributions and Retained Earnings. Subject to the rights of the holders of shares of preferred stock the Trustees may from time to time declare and pay to the holders of shares of beneficial interest, in proportion to their respective ownership of shares of beneficial interest, out of the earnings, profits, surplus, capital or assets in the hands of the Trustees, such dividends or other distributions as they see fit. The declaration and payment of such dividends or other distributions and the determination of earnings, profits, surplus and capital available for dividends and other purposes shall lie wholly in the discretion of the Trustees and no Shareholder shall be paid any dividend or receive any distribution, except as determined by the Trustees in the exercise of said discretion. In the event the Trust is being operated as a "real estate investment trust" as described in the REIT Provisions of the Internal Revenue Code, the Trustees shall endeavor from time to time to declare and pay such dividends and distributions as shall be necessary for the Trust to qualify for the tax benefits accorded a real estate investment trust under the REIT Provisions of the Internal Revenue Code. The Trustees may, in addition, from time to time in their discretion, declare and pay as dividends or other distributions such additional amounts, whether or not out of earnings, profits or surplus available therefor, sufficient to enable the Trust to avoid or reduce its liability for Federal income taxes, inasmuch as the computations of net income and gains for Federal income tax purposes may vary from the computations thereof on the books of the Trust. Any or all such dividends or other distributions may be made, in whole or in part, in cash, property or other assets of the Trust, or in senior or subordinated secured or unsecured evidences of indebtedness of the Trust, as the Trustees may in their sole discretion from time to time determine. The Trustees may also distribute to the Shareholders, in proportion to their respective ownership of Shares, additional Shares in such manner and on such terms as they may deem proper. The Trustees, except as otherwise required by this Section 6.12, may always retain from the net profits such amounts as they may deem necessary to pay the debts and expenses of the Trust, to meet obligations of the Trust, to establish reserves, or as they may deem desirable to use in the conduct of its affairs or to retain for future requirements or extensions of the business.

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

                                   ARTICLE VII

                             RIGHTS OF SHAREHOLDERS

Section 7.1 Limits of Shareholder Interest. The ownership of the Trust Property of every description and the right to conduct any business hereinbefore described are vested exclusively in the Trustees, and the Shareholders shall have no interest therein other than the interest conferred by their Shares, and they shall have no right to call for any partition or division of any property, profits, rights or interests of the Trust nor can they be called upon to share or assume any losses of the Trust or suffer an assessment of any kind by virtue of their ownership of Shares. The Shares shall be personal property giving only the rights in this Declaration of Trust and in the certificates for Shares specifically set forth. Notwithstanding any other provisions hereof, all real estate at any time forming part of the Trust Property shall be held upon trust subject to sale and conversion into personal estate at such time or times and in such manner and upon such terms as the Trustees shall approve, but the Trustees shall have power, until the termination of this Trust, to postpone such conversion so long as they in their uncontrolled discretion shall think fit, and for the purpose of determining the nature of the interest of the Shareholders therein, all such real estate shall at all times be considered as personal estate; and the real estate and personal property comprising the trust estate shall constitute a single fund.

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

Section 7.3 Meetings of Shareholders.

(a) Annual Meetings. Annual meetings of the Shareholders shall be held on such date at such place within or without the Commonwealth of Massachusetts on such day and at such time as the Trustees shall designate. The business transacted at such meeting shall include the election of Trustees and may include the transaction of such other business as Shareholders may be entitled to vote upon as hereinafter provided in this Article or as the Trustees may determine. The holders of a majority of outstanding Shares entitled to vote present in person or by proxy shall constitute a quorum at any annual or special meeting. Failure to hold the Annual Meeting shall not work forfeiture or affect the existence of the Trust, nor shall such failure affect valid acts of the Trust. The first Annual Meeting of Shareholders shall be held within six months after the end of the first full fiscal year of the Trust. In the event that an Annual Meeting is not held in a year as above provided in this Section 7.3, a Special Meeting of Shareholders may be held in lieu thereof with all the force and effect of an Annual Meeting.

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

Section 7.6 Voting Rights of Shareholders. At all meetings of Shareholders each holder of Beneficial Shares shall be entitled to cast one vote for each Share of beneficial interest owned upon each Matter presented for vote. At all meetings of Shareholders each share of Preferred Stock shall have such vote, if any, as shall be determined by the Board of Trustees in accordance with Section 6.1 hereof. The Shareholders shall be entitled to vote only upon the following matters: (a) election of Trustees as provided in Section 2.2 hereof; (b) removal and election of Trustees as provided in Sections 2.3 hereof; (c) amendment of this Declaration of Trust or termination of this Trust as provided in Section
8.1 hereof; (d) any merger or consolidation of the Trust or the sale, lease or exchange of all or substantially all of the property and assets of the Trust, including its good will, as provided in Section 8.2; (e) termination as provided in Section 3.26 hereof of any agreement entered into pursuant thereto; and (f) to the same extent as the shareholders of a Massachusetts business corporation, on the question of whether or not a court action, proceeding or claim should be brought or maintained derivatively or as a class action on behalf of the Trust or its Shareholders. Except as otherwise expressly provided herein, each such matter shall require the affirmative vote of the holders of not less than a majority of the Shares then outstanding and entitled to vote. Except with respect to the foregoing matters specified in this Section 7.6 which the specified Shareholders' vote shall determine the Trustees' action, no action taken by the Shareholders at any meeting shall in any way bind the Trustees.

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

Section 7.8 Proxies. At any meeting of the Shareholders, any Shareholder entitled to vote therefore may vote by proxy, provided, however that no proxy shall be voted at any meeting unless it shall have been filed with the Secretary of the Trust before the time set for the commencement of the meeting, or at such time prior to the commencement of the meeting as may be fixed by the By-Laws of the Trust as the Secretary may direct. Neither fractional Shares nor scrip shall be entitled to any vote. When any full Share is held jointly by several persons, any one of them may vote at any meeting in person or by proxy in respect of such Share, but if more than one of them shall be present at such meeting in person or by proxy in respect of such Share, and such joint owners or their proxies so present disagree as to any vote to be cast, such vote shall not be received in respect of such Share. If the holder of any such Share is a minor or a person of unsound mind and subject to guardianship or to the legal control of any other person as regards the charge or management of such Share, he may vote by his guardian or such other person appointed or having such control, and such vote may be given in person or by proxy. A proxy purporting to be executed by or on behalf of a Shareholder shall be deemed valid unless challenged at or prior to its exercise, and the burden of proving invalidity shall rest upon the challenger.

Section 7.9 Reports. The Trustees shall cause to be prepared at least annually a report of operations containing a balance sheet and statement of income and undistributed income of the Trust prepared in conformity with generally accepted accounting principles and an opinion of an independent certified public accountant or independent public accountant on the financial statements based on an examination of the books and records of the Trust, and made in accordance with generally accepted auditing standards. A signed copy of such report and opinion shall be filed with the Trustees within 90 days after the close of the period covered thereby, and with any state securities or "Blue Sky" administrator or other similar authority who requests that such report be filed. Copies of such reports shall be mailed to all Shareholders of record within 120 days of the period covered by the report, and in any event within a reasonable period preceding the annual meeting of Shareholders. The Trustees shall, in addition, furnish to the Shareholders, promptly after the end of each of the first three quarterly periods of every fiscal year, an interim report containing an unaudited balance sheet of the Trust as at the end of such quarterly period and a statement of income and surplus for the period from the beginning of the current fiscal year to the end of such quarterly period. The Trustees shall also file with any state securities or "Blue Sky" administrator or similar authority who requests it, a copy of said interim report.

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

                                  ARTICILE VIII

                        AMENDMENT OR TERMINATION OF TRUST

Section 8.1 Amendment or Termination. The provisions of this Declaration of Trust may be amended or altered (except as to the limitations of personal liability of the Shareholders and Trustees, the requirement of an exculpatory recital contained in Section 5.6 hereof and the prohibition of assessments upon Shareholders), or the Trust may be terminated at any meeting of Shareholders called for the purpose, by the affirmative vote of the holders of not less than a majority of the Shares then outstanding and entitled to vote, or by an instrument or instruments in writing, without a meeting, signed by a majority of the Trustees and the holders of not less than a majority of the Trustees and the holders of not less than a majority of such Shares; provided, however, that, with the advice of counsel, the Trustees may, from time to time by a two-thirds vote of the Trustees, amend or alter the provisions of this Declaration of Trust (except as to the limitations of personal liability of the Shareholders and Trustees, the requirement of an exculpatory recital contained in Section 5.6 hereof and the prohibition of assessments upon Shareholders), without the vote or assent of the Shareholders, in the event the Trust is being operated as a "real estate investment" as described in the REIT Provisions of the Internal Revenue Code, to the extent deemed by the Trustees in good faith to be necessary to meet the requirements for qualification as a real estate investment trust under the REIT Provisions of the Internal Revenue Code or any interpretation thereof by a Court or other governmental agency of competent jurisdiction. Notwithstanding the foregoing, no amendment may be made pursuant to this Section
8.1 which would change any rights with respect to any outstanding shares of the Trust by reducing the amount payable thereon upon liquidation of the Trust or by diminishing or eliminating any voting rights pertaining thereto, except with the vote or written consent of the holders of two-thirds of the outstanding Shares entitled to vote thereon. Notice of any amendment to the Trust effected otherwise than by Shareholder vote shall be given to all Shareholders within 15 days after the date such amendment becomes effective.

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

(a) The Trust shall carry on no business except for the purpose of winding up its affairs.

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

Section 8.2 Power to Effect Reorganization. The Trustees, after receiving an affirmative vote of not less than a majority of the Shares then outstanding and entitled to vote may select or direct the organization of a corporation, association, trust or other organization with which the Trust may merge, or which shall take over the Trust property and carry on the affairs of the Trust. The Trustees may effect such merger or may sell, convey and transfer the Trust Property to any such corporation, association, trust or organization in exchange for shares or securities thereof, or beneficial interest therein with the assumption by such transferee of the liabilities of the Trust; and thereupon the Trustees shall terminate the Trust and deliver such shares, securities or beneficial interest ratably among the Shareholders of this Trust in redemption of their Shares.

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

(b) If any provisions of this Declaration of Trust shall be held invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall attach only to such provision in such jurisdiction and shall not in any manner affect or render invalid or unenforceable such provision in any other jurisdiction or any other provision of this Declaration of Trust in any jurisdiction.

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

                                   ARTICLE IX

                                  MISCELLANEOUS

Section 9.1 Recording. This Declaration of Trust is executed by the Trustees and is delivered in the Commonwealth of Massachusetts and with reference to the laws thereof, and the rights of all parties and the construction and effect of every provision hereof shall be subject to and construed according to the laws of said Commonwealth. As soon as reasonably practicable after its execution, this Declaration of Trust and any amendment hereto shall be filed with the Secretary of the Commonwealth of Massachusetts and shall be recorded with the Clerk of the City of Boston, Massachusetts, and in all other offices in which such recording may be required from time to time by the laws of the Commonwealth of Massachusetts to qualify the Trust as a Business Trust under the provisions of Chapter 182 of the Massachusetts General Laws, and in the office of the county recorder of any county where land and/or improvements thereon owned by the Trust are located. The Trustees shall also cause to be filed with the Secretary of the Commonwealth appropriate instruments disclosing changes in the persons who are Trustees of the Trust, but such filing shall not be deemed a condition to the effectiveness of, and the failure to so file shall not be deemed to invalidate, any election or appointment of any person as a Trustee or the resignation or removal of a Trustee.

Each amendment filed to this Declaration of Trust shall be accompanied by a certificate signed and acknowledged by a Trustee stating that such action was duly taken in a manner provided herein; and unless such amendment or such certificate filed with the Secretary of the Commonwealth of Massachusetts sets forth some earlier or later time for the effectiveness of such amendment, such amendment shall be effective upon its filing with the Secretary of said Commonwealth. A restated Declaration, containing the original Declaration and all amendments theretofore made, may be executed any time or from time to time by a majority of the Trustees and shall, upon filing with the Secretary of the Commonwealth of Massachusetts, be conclusive- evidence of all amendments contained therein and may thereafter be referred to in lieu of the original Declaration and the various amendments thereto.

Section 9.2 Counterparts. This Declaration of Trust and any amendment hereof may be simultaneously executed in several counterparts, each of which so executed shall be deemed to be an original, and such counterparts together shall constitute one and the same instrument, which shall be sufficiently evidenced by any such counterpart.

Section 9.3 Reliance by Third Parties. Any certificate executed by a person who, according to the records of the Trust or according to the records of the Secretary of the Commonwealth of Massachusetts, appears to be a Trustee hereunder, certifying to: (a) the number or identity of Trustees or Shareholders, (b) the due authorization of the execution of any instrument or writing or the due authorization of any action taken or to be taken by any Trustee, officer, agent or employee of the Trust, (c) the form of any vote passed at a meeting of Trustees or Shareholders, (d) the fact that the number of Trustees or Shareholders present at any meeting or executing any written instrument satisfies the requirements of this Declaration of Trust, (e) the form of any By-Law adopted by or the identity of any officers elected by the Trustees, or (f) the existence of any fact or facts which in any manner relate to the affairs of the Trust, shall be conclusive evidence as to the matters so certified in favor of any person dealing with the Trustees or any of them and the successors of such person.

Section 9.4 Governing Law. This Declaration of Trust is executed by the Trustees and delivered in the Commonwealth of Massachusetts and with reference to the laws thereof, and the rights of all parties and the validity, construction and effect of every provision hereof shall be subject to and construed according to the laws of said Commonwealth.

Section 9.5 Construction of Trust Instrument. In the construction of this Declaration of Trust, whether or not so expressed, words used in the singular or in the plural respectively include both the plural and singular, words denoting males include females and words denoting persons include individuals, firms, associations, companies (joint stock or otherwise), trusts and corporations, unless a contrary intention is to be inferred from or required by the subject matter or context. The cover, title, headings of different parts hereof, the table of contents, the index of definitions and the marginal notes, if any, are inserted only for convenience of reference and are not to be taken to be any part hereof or to control or affect the meaning, construction, interpretation or effect hereof.


                                    ARTICLE X

                                DURATION OF TRUST

Section 10.1 Duration. Subject to possible termination in accordance with the provisions of Article VIII hereof, the Trust created hereby shall continue until the expiration of 20 years after the death of the last survivor of the initial
Trustees named herein and the following named persons:

---------------------------------------------------------------------------------------------------------------------------
Name                        Birthday                 Parents' Name                       Address
---------------------------------------------------------------------------------------------------------------------------

Kory Lewis Berg             May 5, 1960              Kenneth & Mildred E. Berg           8 Fairway Drive
                                                                                         Edison, New Jersey 08817
--------------------------------------------------------------------------------------------------------------------------
Robert Eric Berg            Dec. 9, 1962             Kenneth & Mildred E. Berg           8 Fairway Drive
                                                                                         Edison, New Jersey 08817

---------------------------------------------------------------------------------------------------------------------------
Lee Steven Berg             January 6, 1958          Leonard & Thelma G. Berg            6 Moraine Road
                                                                                         Edison, New Jersey 08817
---------------------------------------------------------------------------------------------------------------------------
Lon Thomas Berg             Nov. 9, 1960             Leonard & Thelma G. Berg            6 Moraine Road
                                                                                         Edison, New Jersey 08817
---------------------------------------------------------------------------------------------------------------------------
Lori Marlane Berg           Aug. 21, 1965            Leonard & Thelma G. Berg            6 Moraine Road
                                                                                         Edison, New Jersey 08817
---------------------------------------------------------------------------------------------------------------------------
Linda Louise Berg           Aug. 21, 1965            Leonard & Thelma G. Berg            6 Moraine Road
                                                                                         Edison, New Jersey 08817
---------------------------------------------------------------------------------------------------------------------------
Jeffrey Michael Beck        Dec. 24, 1953            Felix M. & Doris Beck               70 Springbrook Road
                                                                                         Livingston, New Jersey 07039
---------------------------------------------------------------------------------------------------------------------------
Bruce David Beck            Sept. 18, 1956           Felix M. & Doris Beck               70 Springbrook Road
                                                                                         Livingston, New Jersey
---------------------------------------------------------------------------------------------------------------------------
Steven Paul Beck            Oct. 21, 1960            Felix M. & Doris Beck               70 Springbrook Road
                                                                                         Livingston, New Jersey 07039
---------------------------------------------------------------------------------------------------------------------------
Tracey Jill Watson          July 26, 1958            Robert E. & Ann Watson              290 N. Wyoming Avenue,
                                                                                         South Orange, New Jersey
---------------------------------------------------------------------------------------------------------------------------
Todd David Watson           March 1, 1962            Robert E. & Ann Watson              290 N. Wyoming Avenue,
                                                                                         South Orange, New Jersey
---------------------------------------------------------------------------------------------------------------------------
Elizabeth Marmora           April 28, 1964           Joseph J. & Virginia Marmora        907 Darlene Avenue
                                                                                         Wanamassa, New Jersey
---------------------------------------------------------------------------------------------------------------------------
Paul Marmora                Mar. 23, 1966            Joseph J. & Virginia Marmora        907 Darlene Avenue
                                                                                         Wanarnassa, New Jersey
---------------------------------------------------------------------------------------------------------------------------
Jeffery Keith Weiner        Mar.16, 1961             David & Eileen Weiner               10 Fairview Drive
                                                                                         Middletown, New Jersey
---------------------------------------------------------------------------------------------------------------------------
Joanna Beth Weiner          Aug.19, 1967             David & Eileen Weiner               10 Fairview Drive
                                                                                         Middletown, New Jersey
---------------------------------------------------------------------------------------------------------------------------
Erik Helistrom Freund       Jan. 8, 1966             James C. & Barbra Freund            277 West End Avenue
                                                                                         New York, New York 10023
-------------------------------------------------------------------------------------------------------------------------
Thomas Hagstrom             Aug. 28, 1968            James C. & Barbra Freund            277 West End Avenue
Freund                                                                                   New York, New York 10023
---------------------------------------------------------------------------------------------------------------------------
Daniel Phillip Weiner       March 7, 1956            Samuel & Eva Weiner                 2 River Lane
                                                                                         Westport, Conn. 06880
---------------------------------------------------------------------------------------------------------------------------
David Michel Weiner         Jan. 4, 1958             Samuel & Eva Weiner                 2 River Lane
                                                                                         Westport, Conn. 06880
---------------------------------------------------------------------------------------------------------------------------
Sara Michelle Weiner        Feb. 18, 1960            Samuel &. Eva Weiner                2 River Lane
                                                                                         Westport, Conn. 06880
---------------------------------------------------------------------------------------------------------------------------
Louis Howard Kozloff        Jan. 13, 1971            David M. & Jeraldine                1507 Garfield Ave.
                                                     D. Kozloff                          Wyoming, Penna. 19610
---------------------------------------------------------------------------------------------------------------------------






IN WITNESS WHEREOF, each of the undersigned, being presently a Trustee of BRT Realty Trust, has executed this Third Amended and Restated Declaration of Trust as of October 5, 2005.


/s/ Kenneth F. Bernstein
------------------------
Kenneth F. Bernstein *

/s/ Patrick J. Callan
---------------------
Patrick J. Callan *

/s/ Louis C. Grassi
-------------------
Louis C. Grassi *

/s/ Fredric H. Gould
--------------------
Fredric H. Gould *

/s/ Matthew J. Gould
--------------------
Matthew J. Gould *

/s/ Jeffrey A. Gould
--------------------
Jeffrey A. Gould *

/s/ David Herold
David Herold *

/s/ Gary Hurand
Gary Hurand *

/s/ Jeffrey Rubin
Jeffrey Rubin *

*The address of the above listed trustees is:

60 Cutter Mill Road, Suite 303, Great Neck, New York 11021

                                   EXHIBIT 3.2

                          BERG ENTERPRISES REALTY GROUP
                   A Diversified Real Estate Investment Trust
                                     By-Laws

                                TABLE OF CONTENTS

                                    ARTICLE I
Name and Location
Section 1.1. Declaration of Trust..........................................36
Section 1.2. Place of Business.............................................36
Section 1.3. Other Offices.................................................36

                                             ARTICLE II
Meetings of Trustees
Section 2.1. Time..........................................................36
Section 2.2. Place.........................................................36
Section 2.3. Notice........................................................36
Section 2.4. Chairman of Meetings of the Trustees..........................36
Section 2.5. Action Without a Meeting......................................36

                                            ARTICLE III
Officers
Section 3.1. Titles........................................................37
Section 3.2. Elections.....................................................37
Section 3.3. Resignation; Removal; Filling of Vacancies....................37
Section 3.4. President.....................................................37
Section 3.5. Vice President................................................37
Section 3.6. Secretary.....................................................37
Section 3.7. Treasurer.....................................................37
Section 3.8. Comptroller...................................................37
Section 3.9. Assistant Officers............................................38

                                             ARTICLE IV
Committees
Section 4.1. Investment Committees.........................................38
Section 4.2. Other Committees..............................................38
Section 4.3. Organization..................................................38

                                             ARTICLE V
Meeting of the Shareholders................................................38

                                             ARTICLE VI
Reports....................................................................38

                                            ARTICLE VII
Fiscal Year................................................................38

                                            ARTICLE VIII
Seal.......................................................................38

                                             ARTICLE IX
Amendments to the By-Laws..................................................38




                          BERG ENTERPRISES REALTY GROUP
                   A Diversified Real Estate Investment Trust
                                     By-Laws



                                    ARTICLE I

                                Name and Location

Section 1.1.            Declaration of Trust.
                        --------------------

            These By-Laws are adopted pursuant to Section 2.8 of a Declaration of Trust made as of June 16, 1972 (the "Declaration of Trust") of Berg Enterprises Realty Group, a Massachusetts Business Trust (the "Trust").

Section 1.2.            Place of Business.
                        -----------------

            The principal place of business of the Trust shall be located in New York, New York or at such other place as the Trustee may from time to time determine.

Section 1.3.            Other Offices.
                        -------------

            Other offices for the transaction of business shall be located in Boston, Massachusetts and at such places as the Trustees may from time to time determine.

                                   ARTICLE II

                              Meetings of Trustees

Section 2.1.            Time.
                        ----

            An annual meeting of Trustees shall be held on such date as the Trustee shall determine. The regular meetings of the Trustees shall be held at least quarterly, as provided from time to time by resolution of the Trustees. Special meetings of the Trustees shall be called by the President or Secretary of the Trust upon his own motion or upon the request of any two of the Trustees.

Section 2.2.            Place.
                        ------

            All regular and special meetings of the Trustees shall be held at the principal place of business of the Trustees, unless another place within or outside the Commonwealth of Massachusetts is designated by the President, by the Secretary or by a majority of the Trustees.

Section 2.3.            Notice.
                        ------

            Notice of the time and place of any special meeting of the Trustees shall be given to each Trustee not less than 48 hours prior to such meeting. Such notice may be given to each Trustee personally, by telephone, by telegram or by mail, addressed to such Trustee in such address as appears on the records of the Trust, and any notice so given by telegram or mail shall be deemed to have been given when it shall have thus been telegraphed or mailed. If given in writing, such notice need not be manually signed. A waiver of such notice in writing signed by such Trustee, or by his duly authorized attorney, whether before or after the time for the meeting as stated therein, shall be deemed the equivalent of such notice. The attendance of a Trustee at a meeting shall constitute a waiver of notice of such meeting except where a Trustee attends a meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting has not been lawfully called or convened. Unless otherwise specified in the notice, any and all business may be transacted at any meeting of the Trustees.

Section 2.4.            Chairman of Meetings of the Trustees.
                        ------------------------------------

            The President of the Trust (or in the absence of the President, another Trustee designated by vote of a majority of those Trustees present) shall preside at all meetings of the Trustees.

Section 2.5.            Action Without a Meeting.
                        ------------------------

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

                                   ARTICLE III

                                    Officers

Section 3.1.            Titles.
                        ------

            The officers of the Trust shall include a President and may from time to time include on or more Vice Presidents, a Treasurer, a Secretary, a Controller, one or more Assistant Secretaries, Assistant Treasurers and such other officers as may be elected or appointed in accordance with Section 2.7 of the Declaration of Trust. Only the President need be a Trustee.

Section 3.2.            Elections.
                        ---------

            The officers shall be elected annually by the Trustees except that, when authorized by the Board of Trustees, the President may appoint the officers of the Trust other than himself. The officers shall hold office until such time as their respective successors are duly elected or appointed and qualify. Such elections or appointments shall take place at the annual meeting of the Trustees; provided, however, that the election or appointment of officers to serve during the period prior to the first annual meeting of the Trustees shall take place at a special meeting of the Trustees to be held as soon as practicable after the execution of the Declaration of Trust.


Section 3.3.            Resignation; Removal; Filling of Vacancies.

            Any elected or appointed officer may resign at any time by written resignation delivered to the President or Secretary of the Trust and such resignation shall be effective upon such delivery or at such later date as may be specified in the resignation. Any elected or appointed officer may be removed from office, at any time with or without cause, by a vote of a majority of the Trustees at a meeting duly called. Any vacancy in an elective office resulting from removal, resignation or death may be filled by the Trustees at any regular or special meeting, but only for the remainder of the period ending with the next annual meeting of Trustees.

Section 3.4.            President.
                        ---------

            The President shall be the principal executive officer of the Trust and shall have general supervision of the affairs and activities of the Trust as authorized and directed by the Trustees and shall submit an annual report of the activities of the Trust at the annual meeting of the Trustees. He shall preside at all meeting of the Shareholders and at all meeting of the Trustees and shall have such other duties as the Trustees shall from time to time prescribe.

Section 3.5.            Vice President.
                        --------------

            Each Vice President shall be an administrative officer of the Trust and shall have such duties as the Trustees shall from time to time prescribe.

Section 3.6.            Secretary.
                        ---------

            The Secretary shall act as the clerk of all meetings of the Trustees and Shareholders and shall record the proceedings of all such meetings in a book kept for that purpose. The Secretary, or, in his absence, any Assistant Secretary, shall give any required notice of such meetings and shall distribute a copy of the record of all such proceedings to each Trustee. He shall have custody of a seal of the Trust and shall perform all the duties incident to the office of the Secretary and shall have such other duties as the Trustees shall from time to time prescribe. He shall be responsible for the verification (as required by the Declaration of Trust) of all proxies.

Section 3.7.            Treasurer.
                        ---------

            The Treasurer shall be the principal financial officer of the Trust and shall have custody of the fund of the Trust. He shall perform such other duties as the Trustees shall from time to time prescribe. All checks, drafts or orders for the payment of money shall be signed by the Treasurer or by such other officer or officers as the Trustee may designate. The Treasurer shall, at the discretion of the Trustees, furnish at the expense of the Trust a fidelity bond approved by the Trustees, in such amount as the Trustee may prescribe. In the event that there is no elected Comptroller, the Treasurer shall be the principal accounting officer of the Trust.

Section 3.8.            Comptroller.

            The Comptroller shall be the principal accounting officer of the Trust. He shall keep full and accurate accounts of the receipts and disbursements of the Trust in books belonging to the Trust and shall deposit all monies in the name and to the credit of the Trust in such depositories as may be designated from time to time by the Trustees. He shall be responsible for the disbursement of the funds of the Trust as may be ordered by the Trustees, taking proper vouchers for such disbursements, and shall render to the President of the Trust or to the Trustees or to the officers of the Trust, whenever he or they may require, an account of all his transactions as Comptroller and the condition of the Trust accounts. He shall have such other duties as the Trustee shall from time to time prescribe.

Section 3.9.            Assistant Officers.
                        ------------------

            The Trustees may from time to time elect assistant officers to perform such duties as the Trustees shall from time to time prescribe.

                                   ARTICLE IV

                                   Committees

Section 4.1.            Investment Committees.

            The Trustees may appoint from their number one or more committees each consisting of at least two Trustees to approve investment opportunities presented to the Trust by the Advisor (as defined in the Declaration of Trust). A majority of the members of any Investment Committee shall not be Affiliates of the Advisor (as defined in the Declaration of Trust); provided, however, that upon a failure to comply with said requirement because of the death, resignation, removal or change in affiliation of a Trustee who is not such an Affiliate, such requirement shall not be applicable for a period of 60 days, during which time the remaining Trustees in office shall appoint a sufficient number of other Trustees to comply with said requirement. The Trustees shall at all times endeavor to comply with said requirement but failure to comply shall not affect the validity or effectiveness of any action of such Committee. A quorum for all meetings of an Investment Committee shall be a majority of the members thereof. Unless specifically provided otherwise in the Declaration of Trust, any action of any Investment Committee may be taken at a meeting by a vote of a majority of the members present (a quorum being present) or without a meeting by written consent of a majority of the members; any such action by an Investment Committee without a meeting shall comply with the formalities required of Trustee action without a meeting provided in Section 2.5 of these By-laws.

Section 4.2.            Other Committees.
                        ----------------

            The Trustees may appoint from among their number such other committees, of one or more Trustees, as they may from time to time deem desirable, to continue for such time and to exercise such powers as the Trustees may from time to time prescribe.

Section 4.3.            Organization.

            Subject to the Declaration of Trust and these By-Laws, each committee appointed by the Trustees may, unless otherwise directed by the Trustees, adopt such rules and regulations for the conduct of its affairs, including the extent to which it may act without a meeting of the number of its members required to approve specified actions, as it may deem desirable. Such rules and regulations as may be adopted shall be those that are appropriate for the conduct of said committee's affairs, consistent with the policy of the Trust and subject to review and approval of the Trustees in those instances where the Trustees may deem such review and approval desirable.

                                    ARTICLE V

                           Meeting of the Shareholders

            The annual meeting of Shareholders provided for in Section 7.3 of the Declaration of Trust and all special meetings of the Shareholders shall be held at the place designated and at a time and on a day fixed by the Trustees. The time, day and location of each such meeting shall be included in the notice of the meeting. If for any reason the annual meeting is not held on the date provided, a subsequent meeting may be held in place thereof, and any business transacted or elections held a such meeting shall be as valid as if transacted or held at the annual meeting.

                                   ARTICLE VI
                                     Reports

            The Trustees and officers shall render reports at the time and in the manner required by law, the Declaration of Trust and these By-Laws. Officers and committees shall rendered such additional reports as may from time to time be required by the Trustee.

                                   ARTICLE VII
                                   Fiscal Year

            The fiscal year of the Trust shall be as hereafter fixed from time to time by resolution of the Trustees.

                                  ARTICLE VIII
                                      Seal

            The Trustees may from time to time by resolution adopt and revise a seal for the Trust.

                                   ARTICLE IX
                           Amendments to the By-Laws

            These By-Laws may be amended or repealed, in whole or in part, at any time at any meeting of the Trustees or by means of writings without a meeting, by decision of a majority of the Trustees expressed in a resolution passed at a meeting of the Trustees or expressed in writing signed by a majority of the Trustees without a meeting; provided that no amendment to these By-Laws shall conflict with any provision of the Declaration of Trust or law.


                                  EXHIBIT 10.1

                               ADVISORY AGREEMENT


         THIS AGREEMENT made this 7th day of February, 1983, by and between BRT Realty Trust, a Massachusetts business trust, hereinafter referred to as "Trust", and REIT Management Corp., a Delaware corporation, hereinafter referred to as "Adviser";


                                   WITNESSETH:

WHEREAS:
A. The Trust qualifies as a real estate investment trust as defined in the Internal Revenue Code and expects to make investments in mortgages receivable and in real property, which properties may include office buildings, shopping centers, industrial buildings, apartment buildings, stores, warehouses, including land on which improvements are made, and other income producing property or other real property deemed suitable by the Trust; B. The Trust wishes to avail itself generally of the services of an experienced real estate adviser; C. The Trust desires to contract for the services of the Adviser, and the Adviser is willing to furnish such services, under the terms and conditions hereinafter provided; D. NOW, THEREFORE, in consideration of the mutual promises hereinafter set forth, the parties hereto agree as follows:

1. Subject to the supervision of the Trustees of the Trust (hereinafter referred to as the "Trustees"), and subject to any limitation which the Trustees may from time to time place on the authority herein granted to the Adviser, the Adviser shall perform the following services:
(a) administer the day-to-day investment operations of the Trust, and perform or supervise the performance of such administrative functions necessary in the management of the Trust as may be agreed upon by the Adviser and Trustees;

(b) serve as the Trustees' adviser, investment adviser, and consultant in connection with policy decisions to be made by the Trustees, prepare and accumulate reports for submission to the Trustees and provide research, economic and statistical data pertinent to the Trust's investments and policies; and prepare and present to the Trustees an investment program consistent with the information given by the Trustees to the Adviser as provided in Section 2 as to their investment policy, capitalization policy and current intentions as to the future of the Trust, including finding, developing and presenting to the Trustees suitable investment opportunities, consistent with investment guidelines from time to time established by the Trustees. It is understood and agreed that the present thrust of the Trust investment policies will be toward granting mortgage loans. It is further understood and agreed that Adviser is also adviser to Gould Investors Trust, primarily an "equity" trust, and in such capacity will be presenting to Gould potential equity acquisitions prior to submission to the Trust. Adviser agrees that it will firstly present all mortgage investment possibilities to the Trust before submitting same to any other party. Trust specifically agrees that the rendering of advisory services of any type to Gould Investors Trust, or any other entity shall not be deemed as a conflict of interest.

(c) select and, on behalf of the Trust, conduct and maintain relations with and employ or enter into appropriate contracts with, consultants, accountants, lessees of Trust properties, mortgage bankers, correspondents, lenders, services, technical advisers, attorneys, brokers, underwriters, fiduciaries, escrow agents, depositaries, custodians, agents for collection, insurers, insurance agents, banks, builders, developers, servicing companies, and other persons or entities acting in any other capacity deemed by the Trustees necessary or desirable to further the interests of the Trust;

(d) upon request by the Trustees, act as attorney in fact or agent of the Trust in acquisitions and dispositions of investments, in collecting the funds of the Trust from lessees and others, in disbursing the funds of the Trust, in paying the debts and fulfilling the obligations of the Trust, and in handling, prosecuting and settling any claims of the Trust, including the enforcement of any lease obligations, and the foreclosure or other enforcement of any mortgage or other lien securing investments, and exercise its own sound discretion in doing so;

(e) upon request by the Trustees, negotiate on behalf of the Trust with investment bankers and others with respect to private placement or public offering of shares of beneficial interest in the Trust, or other securities or obligations of the Trust, or with respect to the obtaining of loans by the Trust, but in no event in such a way so that the Adviser shall be acting as a broker-dealer or underwriter for the Trust;

(f) upon request by the Trustees, invest or reinvest any funds of the Trust as authorized or directed by the Trustees; (g) provide office space, office equipment, and accounting or computing equipment, the cost of which is to be borne, except as otherwise stated herein, by the Trust;

(h) from time to time or at any time when requested by the Trustees, make reports of its performance of the foregoing services to the Trust; and

(i) perform such other services of a managerial or advisory nature as the Trustees may deem to be in the best interests of the Trust.

2. The Trustees shall at all times keep the Adviser fully informed with regard to the investment policy of the Trust, the capitalization policy of the Trust, and generally their then current intentions as to the future of the Trust. In particular, the Trustees shall notify the Adviser promptly of their intention to sell or otherwise dispose of any of the Trust's investments, or to make any new investment. The Trustees shall furnish the Adviser with a certified copy of all financial statements, a copy of each report prepared by Certified Public Accountants, and such other information with regard to the affairs of the Trust as the Adviser may from time to time reasonably request to carry out its obligations hereunder.

3. The Adviser will endeavor to take appropriate action including obtaining the opinion of counsel where appropriate, to see to it that any title to real estate invested in by the Trust is good title, that any lease included among investments of the Trust is valid and enforceable in accordance with its terms, that any mortgage securing any investment of the Trust shall be a valid lien upon the mortgaged property according to its terms, that any property forming part of the Trust's investment is duly insured against loss or damage by fire, with extended coverage, and against such other insurable hazards and risk as is customary and appropriate in the circumstances, and shall carry out the policies from time to time specified by the Trustees with regard to the protection of the Trust's investments.

The Adviser shall maintain appropriate records of all its activities hereunder.

During such times that the Trustees advise Adviser of their intention to qualify as a real estate investment trust for Federal income tax purposes, anything else in this contract to the contrary notwithstanding, the Adviser shall carry out the duties assigned to it hereunder and from time to time by the Trustees so as not to adversely affect the status of the Trust as a real estate investment trust as defined and limited in Sections 856, 857, and 858 of the Internal Revenue Code of 1954, as amended or regulations as promulgated thereunder. If action shall be ordered by the Trustees, which the Adviser believes would adversely affect the foregoing status or contravene the terms of the Declaration of Trust, the Adviser shall so promptly notify the Trustees and shall refrain from taking such action pending further clarification or instructions from the Trustees. 4. Officers, directors and employees of the Adviser may serve as Trustees, officers and employees of the Trust and may be reimbursed for out-of-pocket expenses incurred in the rendering of services to the Trust, but shall not be compensated by the Trust for services rendered in such latter capacities, except as otherwise provided herein.

5. If requested by the Trustees, the Adviser shall use its best efforts to obtain and maintain a fidelity bond in a responsible surety company in an amount approved by the Trustees covering all officers, directors and employees of the Adviser handling funds of the Trust and any investment documents or papers, which bond shall protect the Trust against all losses of any such property from acts of such officers, directors and employees through thefts, embezzlement, fraud, negligent acts, errors and omissions or otherwise. The cost of said bond shall be paid for by the Trust.


6. (a) Except as provided in this Section 6, the Adviser shall be paid for services rendered by the Adviser under this Agreement, an advisory fee (the "Fee") at the annual rate of (i) one percent [1%] on mortgages receivable, subordinated land leases and investments in unconsolidated ventures, plus (ii) one--half [1/2] of one percent [1%] of the Invested Assets of the Trust, other than mortgages receivable, subordinated land leases and investments in unconsolidated ventures. The Fee shall be based on each fiscal year of the Trust. The Fee shall be computed within thirty (30) days after the end of each quarter by the Trust on an interim basis, on the basis provided in the first sentence of this paragraph 6(a). Such computations shall be based on the Trust's applicable quarterly financial statement and shall be in reasonable detail. A copy of such computation shall be promptly delivered to the Adviser, accompanied by payment of the interim fee shown thereby to be payable. Such quarterly payments for each fiscal year shall be subject to adjustment within twenty (20) days after receipt by the Trust of the audited financial statements for such fiscal year so as to provide a Fee for such year in the amount stated in the first sentence of this paragraph 6(a). The Trust may make advances to the Adviser in any quarter, which advances shall be applied against the interim quarterly payment. For purposes of this Agreement the term "Invested Assets of the Trust" shall mean the aggregate of all of the assets of the Trust appearing on the applicable balance sheet of the Trust, without deduction for (i) mortgages and- other security interests to which such assets are subject, (ii) depreciation and (iii) amortization, but excluding (a) cash and cash items, (b) amounts due from managing agents, (c) rents and other receivables (except mortgages receivable and other receivables arising from the sale of Invested Assets), (d) rent security, (e) prepaid expenses and deferred charges, and (f) obligations of municipal, state and federal governments and governmental agencies, other than securities of the FHA and VA and the Federal National Mortgage Association and securities issued by governmental agencies or other securities that are backed by a pool of mortgages. The fee pursuant to the above calculations shall be made based on the Invested Assets at the end of each fiscal quarter and adjusted annually based on the average Invested Assets at the end of each quarter.

(b) If and to the extent that the Trust shall request the Adviser, or any director, officer or employee thereof to render services for the Trust other than those required (including those required to be rendered upon request by the Trustees) to be rendered by the Adviser hereunder, such additional services shall be compensated separately on terms to be agreed upon between such party and the Trust from time to time, or at fair value if no amount is specifically agreed upon.


7. Except as herein expressly otherwise provided, the Trustees shall pay all of the Trust's expenses (and shall reimburse the Adviser for any of such expenses paid by the Adviser), and without limiting the generality of the foregoing, it is specifically agreed that the following expenses of the Trust shall be paid by the Trust:

(a) interest, discount and other costs for borrowed money;

(b) taxes on income or property, license and qualification fees, including franchise taxes and all taxes of any nature payable by the Trust; (c) rental paid for office space used by Trust;

(d) audit and accounting fees and expenses, and bookkeeping costs, charges, payroll costs and other bookkeeping expenses; (e) legal fees, expenses of litigation or other administrative or judicial proceedings involving the Trust, and other expenses for professional services; (f) charges of custodians, transfer agents, registrars, warrant agents, dividend disbursing agents, brokers, underwriters and banks; (g) expenses related to meetings of Trustees and shareholders and filing reports with governmental authorities; (h) printing certificates for securities issued by the Trust; (i) expenses in connection with reporting to shareholders, dividends and dividend distributions, including, but without limitation, all fees and charges of public relations and/or advertising agencies and other public relations and advertising expenses; (j) expenses connected with the listing of securities of the Trust on any national securities exchange or with the issuance and distribution or the private placement of any securities of the Trust at any time such as underwriting and brokerage fees, taxes, legal fees, printing costs, listing and registration fees, and other expenses of the type normally listed in Item 27 of Form S-11 as promulgated by the Securities and Exchange Commission for use under the Securities Act of 1933 and selling and promotional expenses related thereto; (k) expenses connected with the acquisition, disposition, or ownership of investment assets, including, but not limited to, travel expenses, cost of appraisal, leasing, maintenance, repair, improvement and foreclosure of property; appraisals; title insurance, abstract expenses and legal fees; premiums for insurance on property owned by or mortgaged to the Trust; and origination and mortgage servicing fees, finders' fees and real estate brokerage commissions;


(l) fees for the management of real estate owned by the Trust;

(m) fees, other compensation and related expenses (excluding persons who are directors, officers and employees of the Adviser whose compensation is payable solely by the Adviser) and expenses payable to the Trustees, officers, employees, members of the Board of Consultants (if any) and independent contractors, consultants, managers, or agents other than the Adviser; (n) the expenses of organizing, revising, amending, converting, modifying, or terminating the Trust; and (o) payments required to be made by the Trust under the Declaration of Trust.

8. The Trust and the Adviser are not partners or joint venturers with each other and nothing herein shall be construed so as to make them such partners or joint venturers or impose any liability as such on either of them. 9. Nothing in this Agreement shall limit or restrict the right of the Adviser or any officer, director, employee or shareholder of the Adviser, who may also be a Trustee, officer or employee of the Trust, to engage in other activities, including acquiring, managing, operating, disposing of and otherwise dealing in property of all types, real, personal and mixed, tangible and intangible, and acting as a broker for, and/or rendering advice and other services to, other persons and entities in connection with the sale or purchase of real estate or mortgages and the management of its or his own investments and those of other persons and entities and to be compensated for any such advice or services by such other person or entity. When the Adviser originates or arranges a sale of real estate to the Trust or a mortgage loan by the Trust, the Adviser shall have the same right to receive from the other party to the transaction a fee or other compensation, which is customary in the trade, as the Adviser would have received if the investment had been made by another party to which the Adviser presented it. The Adviser may also receive a brokerage commission or other compensation from a participant for services rendered to such participant in a real estate, mortgage or other investment in which the Trust has invested.
10. This Agreement shall continue in force until February 28, 1984 and thereafter it shall be extended from year to year with the consent of the Adviser and by the affirmative vote of a majority of the Trustees. 11. This Agreement shall terminate automatically in the event of its assignment by the Adviser, unless consented to in writing by the Trust. Such an assignment shall bind the assignee hereunder in the same manner as the Adviser is bound hereunder. This Agreement shall not be assignable by the Trust without the written consent of the Adviser, except in the case of assignment by the Trust to a corporation or other organization which is a successor to all or substantially all of the business and assets of the Trust, in which case such successor organization shall be bound hereunder and by the terms of said assignment in the same manner as the Trust is bound hereunder. Notwithstanding anything to the contrary herein, Adviser may assign this Agreement to or have services performed by a subsidiary of Adviser but such shall not release Adviser from its obligations.

12. At the option solely of the Trustees this Agreement shall be and become terminated immediately upon written notice of termination from the Trustees to the Adviser if any of the following events shall happen:

(a) if the Adviser shall violate any provision of this Agreement, and after written notice of such violation from the Trust, shall not cure such default within 30 days; or

(b) if the Adviser shall be adjudged bankrupt or insolvent by a court of competent jurisdiction, or an order shall be made by a court of competent jurisdiction for the appointment of a receiver, liquidator or trustee of the Adviser, or of all or substantially all of its property by reason of the foregoing, or approving any petition filed against the Adviser for its reorganization, and such adjudication or order shall remain in force or unstayed for a period of 30 days; or

(c) if the Adviser shall institute proceedings for voluntary bankruptcy or shall file a petition seeking reorganization under the Federal bankruptcy laws, or for relief under any law for the relief of debtors, or shall consent to the appointment of a receiver of itself or of all or substantially all of its property, or shall make a general assignment for the benefit of its creditors, or shall admit in writing its inability to pay its debts generally, as they become due.

The Adviser agrees that if any of the events specified in Subsections (b) or (c) of this Section 12 shall happen, it will give written notice thereof to the Trustees within seven days after the happening of such event.

13. From and after the effective date of termination of this Agreement, pursuant to Sections 10, 11, or 12 hereof, the Adviser shall not be entitled to compensation for further services hereunder. The Adviser shall forthwith upon such termination: (a) pay over to the Trust all money collected and held for the account of the Trust pursuant to this Agreement, after deducting any accrued compensation and reimbursement for its expenses to which it is then entitled;
(b) deliver to the Trustees a full accounting, including a statement showing all payments collected by it and a statement of all money held by it, covering the period following the date of the last, accounting furnished to the Trustees; and
(c) deliver to the Trustees all property and documents of the Trust then in the custody of the Adviser.

14. Any notice, report, or other communication, required or permitted to be given hereunder shall be in writing unless some other method of giving such notice, report, or other communication is accepted by the party to whom it is given, and shall be given by being delivered at the following addresses of the parties hereto:

                            The Trustees and/or the Trust:

                                             Suite 303
                                             60 Cutter Mill Road
                                             Great Neck, New York 11021

                            The Adviser:
                                             Suite 303
                                             60 Cutter Mill Road
                                             Great Neck, New York 11021

Either party may at any time give notice in writing to the other party of a change of its address for the purpose of this Section 14.

15. This Agreement shall not be changed or modified in whole or in part except by an instrument in writing signed by both parties hereto, or their respective successors or assigns, or otherwise as provided herein.

16. This Agreement shall bind any successors or assigns of the parties hereto as herein provided subject to the provisions of Section 11 hereof.

17. The provisions of this Agreement shall be construed and interpreted in accordance with the laws of the State of New York as at the time in effect.

18. The Adviser assumes no responsibility under this Agreement other than to render the services called for hereunder in good faith and shall not be responsible for any action of the Trustees in following or declining to follow any advice or recommendations of the Adviser. The Adviser, its directors, officers, shareholders and employees, shall not be liable to the Trust, the Trust's shareholders, or others, except by reason of acts constituting bad faith, willful misfeasance, gross negligence or reckless disregard of their duties or for failure to act in good faith in the reasonable belief that such action was in the best interests of the Trust. The Adviser may accept and rely upon the advice and opinion of the Trust's counsel as to all legal and tax matters and of the Trust's accountants as to all matters relating to accounting and the financial statements and books of account of the Trust, and shall be fully protected in so doing. Each party indemnifies the other to the extent of insurance coverage.

19. Reference is hereby made to the Declaration of Trust establishing BRT Realty Trust, dated June 16, 1972, a copy of which, together with any amendments thereto (the "Declaration of Trust"), is on file in the office of the Secretary of The Commonwealth of Massachusetts. The name "BRT Realty Trust" refers to the Trustees under the Declaration of Trust collectively as Trustees, but not as individuals or personally; and no Trustee, shareholder, officer or agent of BRT Realty Trust shall be held to any personal liability hereunder; nor shall resort be had to their private property for the satisfaction of any obligation or claim hereunder or otherwise in connection with the affairs of said BRT Realty Trust, but the Trust estate only shall be liable.

IN WITNESS WHEREOF, the parties hereto have caused this contract to be executed by their officers thereunto duly authorized as of the day and year first above written.

                                  BRT REALTY TRUST

                                  By:      [GRAPHIC OMITTED][GRAPHIC OMITTED]

                                            REIT MANAGEMENT CORP.

                                  By:      [GRAPHIC OMITTED][GRAPHIC OMITTED]

                                  EXHIBIT 10.2

                         AMENDMENT TO ADVISORY AGREEMENT



                    AMENDMENT AGREEMENT, dated as of January 1, 1988 between BRT REALTY TRUST, a Massachusetts business trust (the "Trust"), and REIT MANAGEMENT CORP., a Delaware corporation (the "Advisor").

                    The parties hereto have heretofore entered into an Advisory Agreement, dated February 7, 1983 (the "Agreement"), as amended on an annual basis, pursuant to which the Advisor is to furnish administrative services with respect to the Trust's assets and to advise the Trust with respect to investments. The parties desire to amend the Agreement.

                    NOW, THEREFORE, the parties hereby agree to amend the Agreement by deleting paragraph 10 in its entirety and substituting in its place a new paragraph 10 as follows:

                                   "10. This Agreement shall continue in force
                            until December 31, 1992 and thereafter it shall be extended on an annual basis for a five-year term with the consent of the Advisor and by the affirmative vote of a majority of the Trustees."

      Except as hereinbefore amended, the Agreement shall remain in full force and effect.

        IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.




                            BRT REALTY TRUST

                            By:           [GRAPHIC OMITTED]


                            REIT MANAGEMENT CORP.

                                          [GRAPHIC OMITTED]

                                  EXHIBIT 21.1

                                  SUBSIDIARIES

COMPANY  STATE OF INCORPORATION
Forest Green Corporation                                New York
TRB No. 1 Corp.                                         New York
Blue Realty Corp.                                       Delaware
TRB No. 3 Owners Corp.                                  Wyoming
2190 Boston Post Road Realty Corp.                      New York
TRB Abbotts Corp.                                       Pennsylvania
TRB Ashbourne Road Corp.                                Pennsylvania
BRT Funding Corp.                                       New York
TRB 69th Street Corp.                                   New York
TRB Lawrence Corp.                                      New York
TRB Yonkers Corp.                                       New York
TRB Hartford Corp.                                      Connecticut
TRB Atlanta LLC                                         Georgia
TRB Stroudsburg LLC                                     Pennsylvania
TRB New York Corp.                                      New York

                                  EXHIBIT 23.1

            Consent of Independent Registered Public Accounting Firm


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-101681 pertaining to the 1996 Stock Option Plan, Form S-8 No. 333-104461 pertaining to the 2003 Incentive Plan, Form S-3 No. 333-118915 pertaining to the Dividend Reinvestment and Share Purchase Plan, and Form S-3 No. 333-128458 pertaining to the shelf registration of securities) of BRT Realty Trust of our reports dated December 12, 2005, with respect to the consolidated financial statements and schedules of BRT Realty Trust, BRT Realty Trust management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of BRT Realty Trust, incorporated by reference in this Annual Report (Form 10-K) for the year ended September 30, 2005.


                                                /s/ Ernst & Young LLP

New York, New York
December 12, 2005

                                  Exhibit 31.1

                                  CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2005 of BRT Realty Trust;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   December 13, 2005
                                        /s/ Jeffrey A. Gould
                                        ---------------------
                                        President and Chief Executive Officer

                                  Exhibit 31.2

                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

   1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2005 of BRT Realty Trust;

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   December 13, 2005

                                            /s/ David W. Kalish
                                            ------------------------
                                            Senior Vice President-Finance

                                  Exhibit 31.3

                                  CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

   1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2005 of BRT Realty Trust;

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   December 13, 2005
                                              /s/ George Zweier
                                              ----------------------------
                                              Vice President and Chief
                                              Financial Officer

                                  EXHIBIT 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust, does hereby certify to his knowledge, pursuant to 18 U.S.C.
     Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2005 of the registrant, as filed with the Securities and Exchange Commission on the date hereof:

        (1)The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2)The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

     Date: December 13, 2005             /s/ Jeffrey A. Gould
                                         --------------------------------------
                                         Jeffrey A. Gould
                                         Chief Executive Officer

                                  EXHIBIT 32.2

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, does hereby certify to his knowledge, pursuant to 18 U.S.C.
     Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2005 of the registrant, as filed with the Securities and Exchange Commission on the date hereof:

           (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

           (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.


Date:   December 13, 2005            /s/ David W. Kalish
                                     ------------------------------------
                                     David W. Kalish
                                     Senior Vice President-Finance

                                  EXHIBIT 32.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, does hereby certify to his knowlegde, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2005 of the registrant, as filed with the Securities and Exchange Commission on the date hereof:

           (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

           (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date:   December 13, 2005         /s/ George Zweier
                                  -----------------------------------
                                  George Zweier
                                  Vice President and Chief Financial Officer