Form 10-Q
period 2005-12-31
BRT REALTY TRUST
filed 2006-02-09
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                [X] Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2005

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

                           Yes   X         No
                               -----          -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                           Yes   X         No
                              ------          -----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,871,188 Shares of Beneficial Interest,
                  $3 par value, outstanding on February 6, 2006

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements


                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)
                                                                             December 31,        September 30,
                                                                                 2005                2005
                                                                                 ----                ----
                                                                             (Unaudited)          (Audited)
                                     ASSETS

Real estate loans:
    Earning interest, including $550 and
      $3,500 from related parties                                             $178,525             $192,012
    Not earning interest                                                         1,617                1,617
                                                                              --------             --------
                                                                               180,142              193,629
   Allowance for possible losses                                                  (669)                (669)
                                                                              --------             --------
                                                                               179,473              192,960
                                                                              --------             --------
Real estate assets:
    Real estate properties net of accumulated
      depreciation of $586 and $613                                              3,447                3,475
    Investment in unconsolidated real
      estate ventures                                                            9,477                8,713
                                                                              --------             --------
                                                                                12,924               12,188
 Cash and cash equivalents                                                       6,137                5,709
Securities available-for-sale at fair value                                     44,225               48,453
Real estate property held for sale                                               2,787                2,642
Other assets, including $51 and $14 related to
    real estate property held for sale                                           4,108                4,246
                                                                              --------             --------
          Total Assets                                                        $249,654             $266,198
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds                                                            $ 96,887             $110,932
    Mortgage payable                                                             2,524                2,542
    Accounts payable and accrued liabilities,
      including deposits of $2,380 and $2,606                                    6,089                6,166
    Dividends payable                                                            4,093                3,903
                                                                              --------             --------
          Total Liabilities                                                    109,593              123,543
                                                                              --------             --------

Shareholders' Equity:
    Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
    Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
      issued - 8,970 and 8,947 shares respectively                              26,911               26,841
    Additional paid-in capital                                                  84,200               83,723
    Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          29,293               33,503
    Unearned compensation                                                       (1,217)              (1,311)
    Retained earnings                                                           11,087               10,465
                                                                              --------             --------
                                                                               150,274              153,221
Cost of 1,185 and 1,226 treasury shares of
    beneficial interest, respectively                                          (10,213)             (10,566)
                                                                              --------             --------
           Total Shareholders' Equity                                          140,061              142,655
                                                                              --------             --------

           Total Liabilities and Shareholders' Equity                         $249,654             $266,198
                                                                              ========             ========



          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                        Consolidated Statements of Income
             (Dollar amounts in thousands except per share amounts)
                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                                  December 31,
                                                                                                  ------------
                                                                                            2005                2004
                                                                                            ----                ----

  Revenues:
    Interest and fees on real estate loans, including
      $59 and $185 from related parties                                                  $ 6,424             $ 4,863
    Operating income from real estate properties                                             293                 350
    Other, primarily investment income                                                       683                 593
                                                                                         -------             -------
      Total Revenues                                                                       7,400               5,806
                                                                                         -------             -------
    Expenses:
      Interest - borrowed funds                                                            1,770                 667
     Advisor's fees, related party                                                           536                 385
     General and administrative - including $232
       and $187 to related parties                                                         1,605                 968
     Other taxes                                                                             114                 110
     Operating expenses relating to real estate properties
       including interest on mortgages payable of $40 and $46                                207                 211
     Amortization and depreciation                                                            37                  36
                                                                                         -------             -------

   Total Expenses                                                                          4,269               2,377
                                                                                         -------             -------

   Income before equity in earnings of unconsolidated real estate ventures, gain on sale of available-for-sale securities,
     minority interest and discontinued operations                                         3,131               3,429
   Equity in (loss) earnings of unconsolidated real estate ventures                         (877)                 55
   Gain on disposition of real estate related to unconsolidated
     real estate venture                                                                   2,531                   -
                                                                                         -------             -------
   Income before gain on sale of available-for-sale securities,
     minority interest and discontinued operations                                         4,785               3,484

   Gain on sale of available-for-sale securities                                               -                 729

   Minority interest                                                                          (8)                (11)
                                                                                         -------             -------

   Income before discontinued operations                                                   4,777               4,202

   Discontinued Operations
   (Loss) income from operations                                                             (62)                109
                                                                                         -------             -------

   (Loss) income from discontinued operations                                                (62)                109
                                                                                         -------             -------

   Net income                                                                            $ 4,715             $ 4,311
                                                                                         =======             =======

   Income per share of beneficial interest:

   Income from continuing operations                                                     $   .61             $   .55
   (Loss) income from discontinued operations                                               (.01)                .01
                                                                                         -------             -------
     Basic earnings per share                                                            $   .60             $   .56
                                                                                         =======             =======
   Income from continuing operations                                                     $   .61             $   .54
   (Loss) income from discontinued operations                                               (.01)                .01
                                                                                         -------             -------
     Diluted earnings per share                                                          $   .60             $   .55
                                                                                         =======             =======

Cash distributions per common share                                                      $   .52             $   .48
                                                                                         =======             =======

   Weighted average number of common shares outstanding:
   Basic                                                                               7,829,991           7,662,372
                                                                                       =========           =========
   Diluted                                                                             7,877,349           7,774,303
                                                                                       =========           =========

             See Accompanying Notes to Consolidated Financial Statements.



                                                   BRT REALTY TRUST AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                              (Unaudited)
                                            (Amounts in Thousands except for Per Share Data)



                                                                   Accumulated
                                           Shares of    Additional  Other Com-    Unearned
                                           Beneficial    Paid-In    prehensive     Compen-     Retained    Treasury
                                            Interest     Capital      Income       sation      Earnings     Shares       Total
                                            --------     -------      ------       ------      --------     ------       -----


Balances, September 30, 2005                $26,841     $83,723       $33,503  $   (1,311)    $  10,465    $(10,566)   $142,655

Shares issued - purchase plan                    70         458             -           -             -           -         528

Distributions - common share
      ($.52 per share)                            -           -             -           -        (4,093)          -      (4,093)

Exercise of stock options                         -           2             -           -             -         353         355

Compensation expense -
      stock option and restricted stock           -          17             -          94             -           -         111

Net income                                        -           -             -           -         4,715           -       4,715
     Other comprehensive
      (loss) - net unrealized
      loss on available-for-sale
      securities                                  -           -        (4,210)          -             -           -      (4,210)
                                                                                                                         ------
Comprehensive income                              -           -             -           -             -           -         505
                                            -----------------------------------------------------------------------------------
Balances, December 31, 2005                 $26,911     $84,200       $29,293     $(1,217)      $11,087    $(10,213)   $140,061
                                            ===================================================================================







      See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)
                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                       2005               2004
                                                                                       ----               ----

Cash flows from operating activities:
   Net income                                                                         $ 4,715           $ 4,311
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Amortization and depreciation                                                         95               100
     Amortization of restricted stock and stock options                                   111                60
     Net gain on sale of available-for-sale securities                                      -              (729)
     Equity in (loss) earnings of unconsolidated real estate ventures                     877               (55)
     Gain on disposition of real estate related to unconsolidated
       real estate venture                                                             (2,531)                -
     Distribution of earnings of unconsolidated joint ventures                             47                65
     Increase in straight line rent                                                       (19)              (38)
   Increases and decreases from changes in other
     assets and liabilities
     Decrease (Increase) in interest and dividends receivable                             126               (66)
     (Increase) Decrease in prepaid expenses                                               (4)               35
     Increase (Decrease) in accounts payable and accrued liabilities                      342              (108)
     Increase in deferred costs                                                            (5)              (15)
     Increase (Decrease) in deferred revenues                                             250              (131)
     (Decrease) in escrow deposits                                                       (667)             (221)
     Other                                                                                 12                21
                                                                                      -------           -------
Net cash provided by operating activities                                               3,349             3,229
                                                                                      -------           -------

Cash flows from investing activities:
   Collections from real estate loans                                                  57,933            39,294
   Sale of participation interests                                                      7,825            16,450
   Additions to real estate loans                                                     (52,272)          (41,876)
   Net costs capitalized to real estate assets                                           (167)              (49)
   Investment in real estate ventures                                                       -              (303)
   Sales of available-for-sale securities                                                   -             1,051
   Contributions to real estate ventures                                                  (20)                -
   Distributions of capital of unconsolidated entities                                    863                28
                                                                                      -------           -------
Net cash provided by investing activities                                              14,162            14,595
                                                                                      -------           -------

Cash flows from financing activities:
   Proceeds from borrowed funds                                                        20,500            41,500
   Repayment of borrowed funds                                                        (34,545)          (56,470)
   Payoff/paydown of loan and mortgages payable                                           (18)              (19)
   Cash distribution - common shares                                                   (3,903)           (3,673)
   Exercise of stock options                                                              355               492
   Issuance of shares - stock purchase plan                                               528               128
                                                                                      -------           -------
   Net cash used in financing activities                                              (17,083)          (18,042)
                                                                                      -------           -------

   Net increase (decrease) in cash and cash equivalents                                   428              (218)
   Cash and cash equivalents at beginning of period                                     5,709             5,746
                                                                                      -------           -------
   Cash and cash equivalents at end of period                                         $ 6,137           $ 5,528
                                                                                      =======           =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                          $ 1,780           $   697
                                                                                      =======           =======
Non cash investing and financing activity:
    Reclassification of loan to real estate upon foreclosure                          $     -           $ 2,446
                                                                                      =======           =======
    Reclassification of real asset to real estate property held for sale                2,787                 -
                                                                                      =======           =======
    Accrued distributions                                                               4,093             3,704
                                                                                      =======           =======

          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2005 and for the three months ended December 31, 2005 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results for the full year.

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

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT's Annual Report on Form 10-K for the year ended September 30, 2005.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 2 - Shareholders' Equity

Distributions

During the quarter ended December 31, 2005, BRT declared a cash distribution to shareholders of $.52 per share. This distribution totaled $4,093,000 and was paid January 4, 2006 to shareholders of record on December 23, 2005.

Stock Options

The Trust accounts for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for both 2005 and 2004: risk free interest rate of 4.43%, volatility factor of the expected market price of the Trust's shares of beneficial interest based on historical results of .207, dividend yield of 5.5% and an expected option life of six years.

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

During the quarter ended December 31, 2005, the Trust recorded $17,000 of compensation expense related to its remaining unvested options. On December 13, 2005 all outstanding options were fully vested. During the quarter ended December 31, 2005 40,936 previously issued options were exercised. Proceeds from these options totaled $355,000.

Note 2 - Shareholders' Equity (Continued)

Restricted Shares

As of December 31, 2005, 88,060 restricted shares were issued of which 86,310 were outstanding under the Trust's 2003 incentive plan. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. The Trust records compensation expense under APB 25 over the vesting period, measuring the compensation cost based on the market value of the shares on the date of the award of the restricted shares. For the three months ended December 31, 2005 and December 31, 2004, the Trust recorded $94,000 and $56,000 of compensation expense, respectively.

Per Share Data

Basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common shares outstanding during each period.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common share or resulted in the issuance of common shares that then shared in the earnings of Trust.

The following table sets forth the computation of basic and diluted shares:


                                             Three Months Ended
                                                 December 31,
                                                 ------------
                                            2005            2004
                                            ----            ----

Basic                                     7,829,991        7,662,372

Effect of dilutive securities                47,358          111,931
                                          ---------        ---------

Diluted                                   7,877,349        7,774,303
                                          =========        =========


Note 3 - Real Estate Loans

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb any probable losses on the existing loan portfolio.

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended December 31, 2005 and 2004, interest income would have increased by approximately $66,000 and $102,000, respectively.

Included in real estate loans is one second mortgage to a venture in which the Trust (through a wholly owned subsidiary) holds a 50% interest. At December 31, 2005, the aggregate balance of this mortgage loan was $550,000. Interest earned on loans to ventures totaled $59,000 and $185,000 for the three months ended December 31, 2005 and 2004, respectively.

As of December 31, 2005 there were six first mortgage loans outstanding to one borrower. These loans totaled $42,201,000, which is approximately 23% of the Trust's loan portfolio and 17% of the Trust's total assets. Each loan is collateralized by one multi-family apartment development. Four of the loans, with a balance at December 31, 2005 of $28,200,000, are collateralized by properties located in Tennessee. The remaining two loans, with a balance at December 31, 2005 of $14,001,000, are collateralized by properties located in Alabama and Arkansas.

Note 4 - Investment in Unconsolidated Joint Ventures at Equity

The Trust is a partner in eight unconsolidated joint ventures which own and operate seven properties. The Trust holds a second mortgage on one property owned by one of the ventures.

During the quarter ended December 31, 2005 one of the joint ventures sold a 248 unit garden apartment complex (Rutherford Glen) in the Atlanta area. The joint venture recognized a gain on the sale of approximately $5,062,000, of which the Trust recorded its 50% share of approximately $2,531,000. During the quarter the Trust also received a cash distribution of $842,000 from this joint venture. For the quarter ended December 31, 2005, the venture recorded a loss of $1,990,000 from the operations of the property which included additional interest expense of $1,764,000 resulting from the prepayment of the first mortgage upon the sale of the property. The Trust recorded its 50% share of the loss, or $995,000.

Unaudited condensed financial information for the most significant joint venture is shown below.


                                                    Blue Hen Venture
                                                    ----------------

                                                                                (Dollar Amounts in Thousands)
                                                                             December 31,            September 30,
                                                                                 2005                    2005
                                                                                 ----                    ----

   Condensed Balance Sheet
  -----------------------

  Cash and cash equivalents                                                    $    915              $    573
  Real estate investments, net                                                   15,226                15,395
  Other assets                                                                      478                   596
                                                                               --------              --------
       Total assets                                                            $ 16,619              $ 16,564
                                                                               ========              ========

  Other liabilities                                                            $    116              $    268
  Equity                                                                         16,503                16,296
                                                                               --------              --------
      Total liabilities and equity                                             $ 16,619              $ 16,564
                                                                               ========              ========

 Trust's equity investment                                                     $  7,230              $  7,126
                                                                               ========              ========


                                                                                     Three Months Ended
                                                                                        December 31,
                                                                                  2005                 2004
                                                                                  ----                 ----
  Condensed Statement of Operations

  Revenues, primarily rental income                                            $    778               $   815
                                                                               --------               -------

  Operating expenses (1)                                                            397                   409
  Depreciation                                                                      174                   158
  Interest expense                                                                    -                    40
                                                                               --------               -------
       Total expenses                                                               571                   607
                                                                               --------               -------

Net income attributable to members                                             $    207               $   208
                                                                               ========               =======

  Trust's share of net income
      recorded in income statement                                             $    103               $   104
                                                                               ========               =======


   (1)Includes $50,000 and $47,000 for the three months ended December 31, 2005 and 2004, respsectively, to related parties.

The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen joint venture that is attributable to building and improvements is being amortized over the life of the related property. The portion that is attributable to land will be recognized upon the disposition of the land.


Note 4 - Investment in Unconsolidated Joint Ventures at Equity (Continued)

The remaining six ventures contributed $15,000 in equity earnings for the three months ended December 31, 2005.

Note 5 - Available-For-Sale Securities

Included in available-for-sale securities are 1,009,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $13,262,000 and a fair market value at December 31, 2005 of $41,121,000.

Also included in available-for-sale securities are 75,400 shares of Atlantic Liberty Financial Corp. (NASDAQ:ALFC), which have a cost basis of $1,145,000 and a fair market value at December 31, 2005 of $1,689,000.

Note 6 -Borrowed Funds

BRT maintained two separate credit facilities with North Fork Bank, Valley National Bank, Merchants Bank Division and Signature Bank. The first facility of $85 million had a maturity date of February 16, 2007. The second facility in the amount of $17 million was consummated on August 17, 2005 and had a maturity date of February 1, 2006. Borrowings under both facilities were secured by specific receivables and the facilities provided that the amount borrowed could not exceed 65% of the collateral pledged. Borrowings under both facilities bore interest at prime plus 1/2 of 1%. At December 31, 2005, the Trust pledged collateral that would permit it to borrow $89 million under both facilities, of which $76.5 million was outstanding.

On January 11, 2006, the Trust consummated a $150 million credit facility with North Fork Bank, Valley National Bank, Merchants Bank Division, Signature Bank and Manufacturers and Traders Trust Company. This credit facility replaced both the $85 million and $17 million credit facilities. This facility matures on February 1, 2008 and may be extended for two one-year periods for a fee of $375,000 for each extension. The Trust paid a commitment fee of $650,000 to the banks which will be amortized over the term of the facility. Borrowings under the facility are secured by specific receivables and the facility provides that the amount borrowed will not exceed 65% of first mortgages, or 50% of second mortgages or owned real estate pledged. Borrowings under the facility bear interest at 30 day LIBOR plus 225 basis points.

The average outstanding balance on the credit facilities for the quarter ended December 31, 2005 and December 31, 2004 was $71,049,000 and $35,588,000,
respectively, and the average interest rate paid was 7.66% and 5.75%, respectively. Interest expense for the quarter ended December 31, 2005 and December 31, 2004 was $1,390,000 and $523,000. The interest rate at December 31, 2005 was 7.75%.

In addition to its credit facilities, the Trust has the ability to borrow funds through two margin accounts. In order to maintain one of the accounts the Trust pays an annual fee equal to .3% of the market value of the pledged securities which is included in interest expense. At December 31, 2005 there was an outstanding balance of $20,387,000 on one of the margin accounts and zero outstanding on the other margin account. The weighted average interest rate at December 31, 2005 was 7.17%. Marketable securities with a fair market value at of $44,208,000 were pledged as collateral. The average outstanding balance on the margin facilities for the quarter ended December 31, 2005 was $20,736,000 and the average interest rate paid was 7.17%. For the quarter ended December 31, 2004, there was an average outstanding balance of $10,241,000 at an average interest rate of 5.50%. Interest expense for the quarter ended December 31, 2005 and 2004 was $380,000 and $144,000, respectively.



Note 7 - Comprehensive Income

Comprehensive income for the three month period ended was as follows:
(Dollar Amounts in Thousands)

                                                        Three Months Ended
                                                            December 31,
                                                        2005            2004
                                                        ----            ----
Net income                                            $ 4,715          $ 4,311

Other comprehensive income -
    Unrealized (loss) gain on available -
    for-sale securities                                (4,210)           6,725
                                                      -------          -------

Comprehensive income                                  $   505          $11,036
                                                      =======          =======


Accumulated other comprehensive income, which is comprised solely of the net unrealized gain on available-for-sale securities, was $29,293,000 and $32,887,000 at December 31, 2005 and 2004, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

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

Overview
--------

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

Liquidity and Capital Resources
-------------------------------

Our focus is to originate loans secured by real property, which generally have high yields and are short term or bridge loans, with an average duration ranging from six months to three years. Repayments of real estate loans in the amount of $154,648,000 are due during the twelve months ending December 31, 2006, including $1,617,000 due on demand. The availability of mortgage financing secured by real property and the market for buying and selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

On January 11, 2006 our two existing credit facilities were replaced with a new $150 million credit facility with a group of banks consisting of North Fork Bank, Valley National Bank, Merchants Bank Division, Signature Bank and Manufacturers and Traders Trust Company. This facility, which is used to finance our real estate mortgage lending, allows us to borrow up to a total of $150 million, on a revolving basis. This facility matures on February 1, 2008 and may be extended for two one-year terms. The maximum amount which can be outstanding under the facility is the lesser of 65% of the first mortgages and 50% of the second mortgages and owned real estate pledged or $150 million. At December 31, 2005, $89 million was available to be drawn based on the lending formula under the previous facilities and $76.5 million was outstanding.


We also have the ability to borrow under margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to an amount equal to 50% of the market value of the shares we own. At December 31, 2005, $22.1 million was available under the margin lines of credit, of which $20.4 million was outstanding. If the value of the EPR shares (our principal securities investment) were to decline, the available funds under the margin lines of credit might decline and we could be required to repay a portion or all of the margin loans.

During the three months ended December 31, 2005, we generated cash of $3,349,000 from operations, $57,933,000 from real estate loan collections, $7,825,000 from the sale of participation interests and $863,000 from joint venture distributions. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $52,272,000, repay borrowings, net of advances, of $14,045,000 and pay shareholder dividends of $3,903,000. Our cash and cash equivalents were $6,137,000 at December 31, 2005.

We will satisfy our liquidity needs from cash and liquid investments on hand, the credit facility with our bank group, the availability in our margin account collateralized by our available-for-sale securities, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations
---------------------

Interest and fees on loans increased by $1,561,000, or 32%, to $6,424,000 for the three months ended December 31, 2005 from $4,863,000 for the three months ended December 31, 2004. During the current quarter, the average balance of loans outstanding increased by approximately $46.2 million, accounting for an increase in interest income of $1,482,000. We also realized a decrease in interest income of $420,000, quarter vs. quarter, resulting from the collection of interest in excess of the stated rate on a loan that was in default and was paid off in full in the prior year's quarter. Recent increases in the prime rate have caused the average interest rate earned on the loan portfolio to increase to 13.09% in the three months ended December 31, 2005 from 11.15% in the three months ended December 31, 2004 which caused interest income to increase by $403,000. Fee income increased $96,000, quarter vs. quarter. We realized an increase in fee income of $183,000, as a result of fee amortization on a larger portfolio and $108,000 of fee income related to expired commitments. Offsetting these increases was a decline of $195,000 caused by a reduction of amortization from the early payoff of loans.

Operating income on real estate owned declined $57,000, or 16%, for the three month period ended December 31, 2005 to $293,000 from $350,000 in the three month period ended December 31, 2004. This was the result of a decline in rent received at our Yonkers property due to the Chapter 11 filing of one of our tenants.

Interest expense on borrowed funds increased to $1,770,000 in the three months ended December 31, 2005, from $667,000 in the three months ended December 31, 2004, an increase of $1,103,000, or 165%. In the current quarter we increased our level of borrowings to fund our increased loan portfolio, causing the average balance of borrowed funds to increase from $45.8 million to $91.7 million, an increase of $45.9 million. This resulted in an increase of $833,000 in interest expense. The remaining increase of $270,000 was the result of higher interest rates paid on our line of credit and margin accounts. Our combined borrowing rate increased from 5.69% for the quarter ended December 31, 2004 to 7.55% for the quarter ended December 31, 2005.

The Advisor's fee, which is calculated based on invested assets, increased $151,000, or 39%, in the three months ended December 31, 2005 to $536,000 from $385,000 in the three months ended December 31, 2004. In the three month period ended December 31, 2005, when compared to the three month period ended December 31, 2004, we experienced a large increase in the outstanding balance of invested assets, primarily loans, the basis upon which the Advisor's fee is calculated.

General and administrative fees increased $637,000, or 66%, from $968,000 in the three months ended December 31, 2004 to $1,605,000 in the three months ended December 31, 2005. The increase was the result of several factors. During the quarter ended December 31, 2005, the Trust incurred $328,000 in legal, professional and printing expenses related to a contemplated public offering of preferred securities which was cancelled due to adverse market conditions. Professional expenses also increased $121,000, of which $55,000 was due to Sarbanes Oxley compliance costs and $66,000 was due to the reimbursement from a borrower in the quarter ended December 31, 2004 for legal fees expenses by the Trust related to a foreclosure action. Payroll and payroll related expenses increased $119,000 in the current period as the Trust has added staff and expenses related to restricted stock and stock option amortization has increased. There was also an increase of $45,000 in expenses allocated to us pursuant to a Shared Services Agreement among us and related entities for legal and accounting services. These increased allocations resulted from the negotiation of the Trust's new credit facility which closed in January 2006 and for professional services related to the cancelled offering.

Equity in earnings (loss) of unconsolidated ventures decreased $932,000 in the three months ended December 31, 2005 to ($877,000) from $55,000 in the three months ended December 31, 2004. During the current quarter, we experienced a loss of $995,000 from the operations of the joint venture which owns the Rutherford Glen property (which was sold in the quarter ended December 31, 2005). This loss was the result of an increase in interest expense of $882,000 from the prepayment of the first mortgage upon the sale of the property.

During the current period we realized a gain on disposition of real estate related to unconsolidated real estate ventures, the result of the sale of the property by our Rutherford Glen joint venture. The venture owned and operated a multi-family apartment complex in the Atlanta, Georgia area. The venture recognized a gain of approximately $5.1 million of which the Trust recorded $2,531,000 as its share.

In the three month period ended December 31, 2004, the Trust sold 23,900 shares of Entertainment Properties Trust which resulted in net proceeds of $1,043,000 against a cost basis of $314,000, a gain on sale of available-for-sale securities of $729,000. There were no sales of securities in the current period.

Income (loss) from discontinued operations declined $171,000 in the three month period ended December 31, 2005 to ($62,000) from $109,000 in the three month period ended December 31, 2004. The discontinued operations in the quarter ended December 31, 2005, reflect the operations of a property acquired in foreclosure in January, 2005. The Trust anticipates selling this property in the near future. On February 2, 2006 a contract of sale was signed relating to this property. The discontinued operations in the quarter ended December 31, 2004, reflect earnings from a property in Rock Springs, Wyoming which was sold in July 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is also indexed to the prime rate. At December 31, 2005, approximately 98% of our loan portfolio was variable rate based primarily on the prime rate. Accordingly, changes in the prime interest rate would have an effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have a positive effect of approximately $788,000 on income before taxes and a one percent decline in interest rates would have a negative effect of approximately $334,000 on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At December 31, 2005, our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Florida and Tennessee, and it is subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2005 are effective.

There has been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


BRT REALTY TRUST
Registrant




February 8, 2006                                 /s/ Jeffrey A. Gould
----------------                                 -------------------------
Date                                             Jeffrey A. Gould, President





February 8, 2006                                 /s/ George Zweier
----------------                                 -----------------
Date                                             George Zweier, Vice President
                                                 and Chief Financial Officer
                                                 (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 of BRT Realty Trust;

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

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


   d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


   Date:   February 8, 2006
                                        /s/ Jeffrey A. Gould
                                        --------------------
                                        Jeffrey A. Gould
                                        President and
                                        Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 of BRT Realty Trust;

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

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

   Date:   February 8, 2006                 /s/ David W. Kalish
                                            -------------------
                                            David W. Kalish
                                            Senior Vice President-Finance

                                  EXHIBIT 31.3
                                  CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 of BRT Realty Trust;

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

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

   Date:   February 8, 2006
                                               /s/ George Zweier
                                               -----------------
                                               George Zweier
                                               Vice President and Chief
                                               Financial Officer

                                  EXHIBIT 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 8, 2006                    /s/ Jeffrey A. Gould
                                            --------------------
                                            Jeffrey A. Gould
                                            Chief Executive Officer

                                  EXHIBIT 32.2

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 8, 2006                    /s/ David W. Kalish
                                            ----------------------------
                                            David W. Kalish
                                            Senior Vice President-Finance

                                  EXHIBIT 32.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 8, 2006                    /s/ George Zweier
                                            -----------------------------------
                                            George Zweier
                                            Chief Financial Officer