Form 10-Q
period 2006-03-31
BRT REALTY TRUST
filed 2006-05-10
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

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

                                  516-466-3100
                                  ------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large Accelerated Filer     Accelerated Filer   X    Non-Accelerated Filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

                            Yes             No  X
                                ---            ---
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    7,965,335 Shares of Beneficial Interest,
                    $3 par value, outstanding on May 6, 2006

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements


                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)
                                                                              March 31,        September 30,
                                                                                 2006              2005
                                                                                 ----              ----
                                                                             (Unaudited)         (Audited)
                                     ASSETS

Real estate loans:
    Earning interest, including $550 and
      $3,500 from related parties                                             $214,237             $192,012
    Not earning interest                                                         1,617                1,617
                                                                              --------             --------
                                                                               215,854              193,629
   Allowance for possible losses                                                  (669)                (669)
                                                                              --------             --------
                                                                               215,185              192,960
                                                                              --------             --------
Real estate assets:
    Real estate properties net of accumulated
      depreciation of $614 and $613                                              3,398                3,475
    Investment in unconsolidated real
      estate ventures                                                            9,557                8,713
                                                                              --------             --------
                                                                                12,955               12,188
Cash and cash equivalents                                                        7,885                5,709
Securities available-for-sale at fair value                                     45,651               48,453
Real estate property held for sale                                               2,810                2,642
Other assets, including $71and $14 related to
    real estate property held for sale and $345
    and $-0- due from related party                                              7,653                4,246
                                                                              --------             --------
          Total Assets                                                        $292,139             $266,198
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds                                                            $110,074             $110,932
    Junior subordinated notes                                                   25,774                    -
    Mortgage payable                                                             2,506                2,542
    Accounts payable and accrued liabilities,
      including deposits of $3,219 and $2,606                                    7,341                6,166
    Dividends payable                                                            4,135                3,903
                                                                              --------             --------
          Total Liabilities                                                    149,830              123,543
                                                                              --------             --------

Shareholders' Equity:
    Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
    Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
      issued - 8,997 and 8,947 shares respectively                              26,990               26,841
    Additional paid-in capital                                                  83,645               83,723
    Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          30,721               33,503
    Unearned compensation                                                            -               (1,311)
    Retained earnings                                                           11,071               10,465
                                                                              --------             --------
                                                                               152,427              153,221
Cost of 1,174 and 1,226 treasury shares of
    beneficial interest, respectively                                          (10,118)             (10,566)
                                                                              --------            --------
           Total Shareholders' Equity                                          142,309              142,655
                                                                              --------             --------

           Total Liabilities and Shareholders' Equity                         $292,139             $266,198
                                                                              ========             ========



          See Accompanying Notes to Consolidated Financial Statements.





                        BRT REALTY TRUST AND SUBSIDIARIES
                        Consolidated Statements of Income
             (Dollar amounts in thousands except per share amounts)

                                                                                    Three Months Ended          Six Months Ended
                                                                                          March 31,                 March 31,
                                                                                   2006           2005         2006          2005
                                                                                   ----           ----         ----          ----

      Revenues:
        Interest and fees on real estate loans, including
         $17 and $172 for the three month periods,
         respectively, and $76 and $357 for the six month
         periods, respectively, from related parties                              $ 7,119        $ 4,744       $13,543      $ 9,607
        Operating income from real estate properties                                  251            333           544          683
        Other, primarily investment income                                            751            658         1,434        1,251
                                                                                  -------        -------       -------      -------
        Total Revenues                                                              8,121          5,735        15,521       11,541
                                                                                  -------        -------       -------      -------
    Expenses:
      Interest - borrowed funds                                                     2,006            820         3,776        1,487
      Advisor's fees, related party                                                   629            416         1,165          801
      General and administrative - including $216
        and $187 for the three month periods,
        respectively, and $448 and $374 for the six month
        periods, respectively, to related parties                                   1,468          1,064         3,073        2,032
      Other taxes                                                                     134            131           248          241
      Operating expenses relating to real estate properties
        including interest on mortgages payable of $39 and $47
        for the three month periods, respectively, and $80 and
        $93 for the six month periods, respectively                                   197            195           404          406
   Amortization and depreciation                                                       34             35            71           71
                                                                                  -------        -------       -------      -------

   Total Expenses                                                                   4,468          2,661         8,737        5,038

   Income before equity in earnings of unconsolidated real
     estate ventures, gain on sale of available-for-sale securities,
     minority interest and discontinued operations                                  3,653          3,074         6,784        6,503
   Equity in earnings (loss) of unconsolidated real estate ventures                   127            (54)         (750)           1
   Gain on disposition of real estate related to unconsolidated
     real estate venture                                                                -              -         2,531            -
                                                                                  -------        -------       -------      -------
   Income before gain on sale of available-for-sale securities,
     minority interest and discontinued operations                                  3,780          3,020         8,565        6,504
   (Loss) Gain on sale of available-for-sale securities                                 -            (49)            -          680
   Minority interest                                                                   (6)           (13)          (14)         (24)
                                                                                  -------        -------       -------      -------
   Income before discontinued operations                                            3,774          2,958         8,551        7,160


   Discontinued Operations
     Income (loss) from operations                                                     30             81           (32)         190
     Gain on sale of real estate assets                                               315              -           315            -
                                                                                  -------        -------       -------      -------

     Income from discontinued operations                                              345             81           283          190
                                                                                  -------        -------       -------     -------

   Net income                                                                      $4,119         $3,039        $8,834       $7,350
                                                                                   ======         ======        ======       ======

   Income per share of beneficial interest:
   Income from continuing operations                                               $  .48         $  .38        $ 1.09       $  .93
   Income from discontinued operations                                                .04            .01           .03          .02
                                                                                   ------         ------        ------       ------
       Basic earnings per share                                                    $  .52         $  .39        $ 1.12       $  .95
                                                                                   ======         ======        ======       ======

   Income from continuing operations                                               $  .48         $  .38        $ 1.09       $  .92
   Income from discontinued operations                                                .04            .01           .03          .02
                                                                                   ------         ------        ------       ------
     Diluted earnings per share                                                    $  .52         $  .39        $ 1.12       $  .94
                                                                                   ======         ======        ======       ======
   Cash distributions per common share                                             $  .52         $  .48        $ 1.04       $  .96
                                                                                   ======         ======        ======       ======

     Weighted average number of common shares outstanding:
   Basic                                                                        7,920,760      7,748,340     7,874,877    7,704,884
   Diluted                                                                      7,945,242      7,806,385     7,910,922    7,777,400

          See Accompanying Notes to Consolidated Financial Statements.



                                                   BRT REALTY TRUST AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                              (Unaudited)
                                            (Amounts in Thousands except for Per Share Data)



                                                                    Accumulated
                                          Shares of   Additional     Other Com-    Unearned
                                          Beneficial    Paid-In      prehensive     Compen-     Retained    Treasury
                                           Interest     Capital      Income         sation      Earnings     Shares     Total
                                           --------     -------       ------        ------      --------     ------     -----

Balances, September 30, 2005                $26,841     $83,723       $33,503    $ (1,311)    $  10,465    $(10,566)   $142,655

Reclassification upon the adoption
      FASB No. 123(R)                             -      (1,311)            -       1,311             -          -            -

Shares issued - purchase plan                   149         994             -           -             -           -       1,143

Distributions - common share
      ($1.04 per share)                           -           -             -           -        (8,228)          -      (8,228)

Exercise of stock options                         -           5             -           -             -         448         453

Compensation expense -
      stock option and restricted stock           -         234             -           -             -           -         234

Net income                                        -           -             -           -         8,834           -       8,834
     Other comprehensive
      (loss) - net unrealized
      loss on available-for-sale
      securities                                  -           -        (2,782)          -             -           -      (2,782)
                                                                                                                         ------
Comprehensive income                              -           -             -           -             -           -       6,052
                                            -----------------------------------------------------------------------------------
Balances, March 31, 2006                    $26,990     $83,645       $30,721   $       -       $11,071    $(10,118)   $142,309
                                            ===================================================================================



          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)
                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                      2006               2005
                                                                                      ----               ----

Cash flows from operating activities:
   Net income                                                                         $ 8,834           $ 7,350
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Amortization and depreciation                                                        239               211
     Amortization of restricted stock and stock options                                   234               140
     Net gain on sale of available-for-sale securities                                      -              (680)
     Gain on sale of real estate and foreclosed property                                 (315)                -
     Equity in loss (earnings) of unconsolidated real estate ventures                     750                (1)
     Gain on disposition of real estate related to unconsolidated
       real estate venture                                                             (2,531)                -
     Distribution of earnings of unconsolidated joint ventures                             91               120
     Increase in straight line rent                                                       (33)              (76)
   Increases and decreases from changes in other assets and liabilities
     (Increase) in interest and dividends receivable                                     (377)             (518)
     Decrease in prepaid expenses                                                          32                28
     Increase (Decrease) in accounts payable and accrued liabilities                    1,218              (264)
     Increase in deferred costs                                                        (1,572)             (121)
     Increase (Decrease) in deferred revenues                                             466               (84)
     (Decrease) in escrow deposits                                                       (513)             (229)
     Due from participants                                                               (745)                -
     Other                                                                                (75)               30
                                                                                      -------           -------
Net cash provided by operating activities                                               5,703             5,906
                                                                                      -------           -------

Cash flows from investing activities:
   Collections from real estate loans                                                  82,534            84,880
   Sale of participation interests                                                     37,800            37,075
   Additions to real estate loans                                                    (142,559)         (121,819)
   Net costs capitalized to real estate assets                                           (191)             (209)
   Proceeds from sale of real estate owned                                                337                 -
   Investment in real estate ventures                                                       -              (459)
   Sales of available-for-sale securities                                                   -             1,055
   Contributions to real estate ventures                                                  (30)                -
   Distributions of capital of unconsolidated joint ventures                              876                40
                                                                                     --------          --------
Net cash (used in) provided by investing activities                                   (21,233)              563
                                                                                     --------          --------

Cash flows from financing activities:
   Proceeds from borrowed funds                                                        83,000           110,500
   Repayment of borrowed funds                                                        (83,858)         (106,345)
   Proceeds from sale of junior subordinated notes                                     25,000                 -
   Pay down of mortgage payable                                                           (36)              (34)
   Cash distribution - common shares                                                   (7,996)           (7,376)
   Exercise of stock options                                                              453               492
   Issuance of shares - stock purchase plan                                             1,143               525
   Net cash
                                                                                     --------          --------
provided by financing activities                                                       17,706             2,238
                                                                                     --------          --------

   Net increase in cash and cash equivalents                                            2,176             4,231
   Cash and cash equivalents at beginning of period                                     5,709             5,746
                                                                                     --------          --------
   Cash and cash equivalents at end of period                                        $  7,885          $  9,977
                                                                                     ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                         $  3,598          $  1,453
                                                                                     ========          ========
Non cash investing and financing activity:
    Purchase of common shares of statutory trust                                     $    774          $      -
                                                                                     ========          ========
    Reclassification of loan to real estate upon foreclosure                                -             2,446
                                                                                     ========          ========
    Reclassification of real asset to real estate property held for sale                2,787                 -
                                                                                     ========          ========
    Accrued distributions                                                               4,135             3,729
                                                                                     ========          ========
          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2006 and for the three and six months ended March 31, 2006 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results for the full year.

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

Note 2 - Shareholders' Equity

Distributions

During the quarter ended March 31, 2006, BRT declared a cash distribution to shareholders of $.52 per share. This distribution totaled $4,135,000 and was paid April 3, 2006 to shareholders of record on March 22, 2006.

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

The Trust recorded $17,000 of compensation expense during the six months ended March 31, 2006 related to unvested options which vested subsequent to December 13, 2005. During the six months ended March 31, 2006, 51,936 previously issued options were exercised. Proceeds from these options totaled $453,000.

Note 2 - Shareholders' Equity (Continued)

Restricted Shares

As of March 31, 2006, 138,430 restricted shares were issued under the Trust's 2003 incentive plan of which 130,510 were outstanding. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. In 2006, the Trust adopted the provisions of Financial Accounting Standards Board ("FASB") No. 123(R), "Share-Based Payment (revised 2004)". These provisions require that the estimated fair value of restricted stock and stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. For the three months ended March 31, 2006 and March 31, 2005, the Trust recorded $123,000 and $84,000 of compensation expense, respectively. For the six months ended March 31, 2006 and March 31, 2005 the Trust recorded $217,000 and $140,000 of compensation expense, respectively.

Per Share Data

Basic earnings per share were determined by dividing net income for the period by the weighted average number of common shares outstanding during each period.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Trust.


The following table sets forth the computation of basic and diluted shares:


                                                         Three Months Ended                Six Months Ended
                                                             March 31,                          March 31,
                                                             ---------                          ---------
                                                        2006             2005               2006           2005
                                                        ----             ----               ----           ----

Basic                                                 7,920,760         7,748,340         7,874,877       7,704,884
Effect of dilutive securities                            24,482            58,045            36,045          72,516
                                                      ---------         ---------         ---------       ---------
Diluted                                               7,945,242         7,806,385         7,910,922       7,777,400
                                                      =========         =========         =========       =========

Note 3 - Real Estate Loans

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb any probable losses on the existing loan portfolio.

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended March 31, 2006 and 2005, interest income would have increased by approximately $66,000 and $21,000, respectively. For the six month period ended March 31, 2006 and 2005, the increase would have been $132,000 and $124,000, respectively.

Included in real estate loans is one second mortgage to a venture in which the Trust (through a wholly owned subsidiary) holds a 50% interest. At March 31, 2006, the aggregate balance of this mortgage loan was $550,000. Interest earned on loans to ventures totaled $17,000 and $174,000 for the three months ended March 31, 2006 and 2005, respectively. For the six month period ended March 31, 2006 and 2005 interest earned on these loans totaled $76,000 and $357,000.

At March 31, 2006 two separate borrowers had loans outstanding in excess of 15% of the total portfolio. One borrower had 3 loans outstanding totaling $43,500,000 at March 31, 2006, which is approximately 20% of the portfolio and 15% of the Trust's total assets. Each loan is collateralized by a separate multi-family apartment complex located in Florida being converted to condominium ownership. The other borrower has 5 loans outstanding totaling $37,394,000 at March 31, 2006. These loans totaled 17% of the Trust's loan portfolio and 13% of the Trust's total assets. Each of these five loans is collateralized by a separate multi-family garden apartment complex. Three of the loans, with a balance at March 31, 2006 of $22,075,000, are collateralized by properties located in Tennessee. The remaining two loans, with a balance at March 31, 2006 of $15,319,000, are collateralized by properties located in Alabama and Arkansas.

During the quarter ended March 31, 2006 the Trust sold at par, pari passu participations in seven mortgage loans totaling $30 million.

Note 4 - Investment in Unconsolidated Joint Ventures at Equity

The Trust is a partner in eight unconsolidated joint ventures which own and operate seven properties. The Trust holds a second mortgage on one property owned by one of the ventures.

Unaudited condensed financial information for the most significant joint venture is shown below.


                                 Blue Hen Venture
                                 ----------------

                                                                               (Dollar Amounts in Thousands)
                                                                             March 31,             September 30,
                                                                               2006                    2005
                                                                               ----                    ----

  Condensed Balance Sheet
  -----------------------
  Cash and cash equivalents                                                    $  1,344              $    573
  Real estate investments, net                                                   15,094                15,395
  Other assets                                                                      414                   596
                                                                               --------              --------
       Total assets                                                            $ 16,852              $ 16,564
                                                                               ========              ========

  Other liabilities                                                            $    178              $    268
  Equity                                                                         16,674                16,296
                                                                               --------              --------
  Total liabilities and equity                                                 $ 16,852              $ 16,564
                                                                               ========              ========

 Trust's equity investment                                                     $  7,316              $  7,126
                                                                               ========              ========




                                                             Three Months Ended                Six Months Ended
                                                                   March 31,                        March 31,
                                                                   ---------                        ---------
                                                             2006            2005            2006             2005
                                                             ----            ----            ----             ----

  Condensed Statement of Operations
  ---------------------------------

  Revenues, primarily rental income                        $   777         $   763          $ 1,555          $ 1,578
                                                           -------         -------          -------          -------

  Operating expenses (1)                                       448             477              845              886
  Depreciation                                                 159             168              333              326
  Interest expense (2)                                           -              34                -               74
                                                           -------         -------          -------          -------
       Total expenses                                          607             679            1,178            1,286
                                                           -------         -------          -------          -------

  Net income attributable to members                       $   170         $    84          $   377          $   292
                                                           =======         =======          =======          =======

  Trust's share of net income
      recorded in income statement                         $    85         $    42          $   188          $   146
                                                           =======         =======          =======          =======


   (1)Includes $59,000 and $43,000 for the three months ended March 31, 2006 and 2005, respectively, and $109,000 and $90,000 for the six months ended March 31, 2006 and 2005, respectively, to related parties.

   (2)Interest expense on first mortgage held by the Trust.

Note 4 - Investment in Unconsolidated Joint Ventures at Equity (Continued)

The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen joint venture that is attributable to building and improvements is being amortized over the life of the related property. The portion that is attributable to land will be recognized upon the disposition of the land.

The remaining seven ventures contributed $42,000 and ($96,000) in equity earnings (losses) for the three months ended March 31, 2006 and 2005, respectively, and $(938,000) and $(145,000) in equity losses for the six months ended March 31, 2006 and 2005, respectively. The loss in the six month period ended March 31, 2006 includes the Trust's 50% share of interest expense of $882,000 from the prepayment of the first mortgage upon the sale of a 248 unit garden apartment complex in the Atlanta area that was sold in December 2005.

Note 5 - Available-For-Sale Securities

Included in available-for-sale securities are 1,009,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $13,262,000 and a fair market value at March 31, 2006 of $42,383,000.

Also included in available-for-sale securities are 75,400 shares of Atlantic Liberty Financial Corp. (NASDAQ:ALFC), which have a cost basis of $1,145,000 and a fair market value at March, 2006 of $1,772,000.

Note 6 -Borrowed Funds

On January 9, 2006, the Trust entered into a $150 million credit facility with North Fork Bank, Valley National Bank, Merchants Bank Division, Signature Bank and Manufacturers and Traders Trust Company. This credit facility replaced two previous facilities of $85 million and $17 million. The current facility matures on February 1, 2008 and may be extended for two one-year periods for a fee of $375,000 for each extension. On March 13, 2006, the credit facility was amended to increase the facility to $155 million. The Trust paid a commitment fee of $700,000 to the banks, which is being amortized over the term of the facility. Borrowings under the facility are secured by specific receivables and the facility provides that the amount borrowed will not exceed 65% of first mortgages, plus 50% of second mortgages and certain owned real estate pledged. Borrowings under the facility bear interest at 30 day LIBOR plus 225 basis points (7.00% at March 31, 2006). At March 31, 2006, the Trust pledged collateral that would permit it to borrow $114 million, of which $90 million was outstanding.

The average outstanding balances on our credit facilities for the three months ended March 31, 2006 and March 31, 2005 were $86,889,000 and $39,100,000, respectively, and the average interest rate paid was 7.38% and 6.17%, respectively. Interest expense for the quarters ended March 31, 2006 and March 31, 2005 was $1,604,000 and $603,000, respectively. For the six months ended March 31, 2006 and 2005, the average outstanding balances on our credit facilities were $78,882,000 and $37,325,000, respectively, and the average interest rate paid was 7.51% and 5.97%, respectively. Interest expense for the six months ended March 31, 2006 and 2005 was $2,994,000 and $1,126,000, respectively.

In addition to its credit facility, the Trust has the ability to borrow funds through two margin accounts. In order to maintain one of the accounts the Trust pays an annual fee equal to .3% of the market value of the pledged securities; this fee is included in interest expense. At March 31, 2006 there was an outstanding balance of $20,074,000 on one of the margin accounts and zero outstanding on the other margin account. Marketable securities, with a fair market value at March 31, 2006 of $43,844,000 were pledged as collateral. The average outstanding balance on the margin facilities for the quarter ended March 31, 2006 was $19,994,000 and the average interest rate paid was 6.93%. For the quarter ended March 31, 2005, there was an average outstanding balance of $15,453,000 at an average interest rate of 5.63%. Interest expense on the margin accounts for the quarter ended March 31, 2006 and 2005 was $346,000 and $217,000, respectively. The average outstanding balances on the margin facilities for the six months ended March 31, 2006 and 2005 were $20,369,000 and $12,819,000, respectively, and the interest rate paid was 7.05% and 5.58%, respectively. Interest expense on the margin accounts for the six months ended March 31, 2006 and 2005 was $726,000 and $362,000, respectively.

On March 21, 2006 BRT issued thirty year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of BRT. The Statutory Trust was formed to issue $774,000 worth of common securities (all of the Statutory Trust's common securities) to BRT and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. The Statutory Trust remits dividends to the common and preferred security holders on the same term as the subordinated notes. The notes and trust preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at BRT's option. To the extent BRT redeems notes, the Statutory Trust is required to redeem a corresponding amount of trust preferred securities. Issuance costs of $822,000 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended holding period of the notes. Interest expense for the quarter ended March 31, 2006 was $55,000.

BRT Realty Trust Statutory Trust I is a variable interest entity under FIN 46. Under the provisions of FIN 46 BRT has determined that the holders of the preferred securities are the primary beneficiaries of the Statutory Trust. Accordingly, BRT does not consolidate the Statutory Trust and has reflected the obligations of the Statutory Trust under the caption "Junior Subordinated Notes". The investment in the common securities of the Statutory Trust is reflected in Other Assets in the Consolidated Balance Sheets and is accounted under the equity method of accounting.

Note 7 - Comprehensive Income


Comprehensive income for the three and six month periods ended was as follows:
(Dollar Amounts in Thousands)

                                                          Three Months Ended             Six Months Ended
                                                               March 31,                      March 31,
                                                               ---------                      ---------
                                                          2006            2005          2006         2005
                                                          ----            ----          ----         ----

Net income                                              $  4,119        $ 3,039       $ 8,834       $ 7,350

Other comprehensive income (loss) -
    Unrealized gain (loss) on available -
    for-sale securities                                    1,428         (3,099)       (2,782)        3,626
                                                        --------        -------       -------       -------
Comprehensive income (loss)                             $  5,547        $   (60)      $ 6,052       $10,976
                                                        ========        =======       =======       =======

Note 8 - Related Party Transactions

During the quarter ended March 31, 2006, BRT sold to Gould Investors L.P., a related party, at its cost, on the same date that the loan was originated, a 50% pari passu participation in a $46 million mortgage loan for $23 million. Gould Investors also received $333,438, its 50% share of the total commitment fee paid by the borrower.

Note 9 - Subsequent Events

On April 27, 2006 BRT Realty Trust completed the sale of $30 million of trust preferred securities through a newly created Statutory Trust, BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of BRT Realty Trust. The securities have a 30 year term and bear interest at a fixed rate of 8.49% per annum for 10 years at which time they convert to a floating rate of LIBOR plus 290 basis points. The securities mature in April 2036 and may be redeemed in whole or in part anytime after five years without penalty at BRT's option.

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

Liquidity and Capital Resources
-------------------------------

Our focus is to originate loans secured by real property, which generally have high yields and are short term or bridge loans, with an average duration ranging from six months to three years. Repayments of real estate loans in the amount of $209,998,000 are due during the twelve months ending March 31, 2007, including $1,617,000 not earning interest and due on demand. The availability of mortgage financing secured by real property and the market for buying and selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We have in place a $155 million credit facility with a group of banks consisting of North Fork Bank, Valley National Bank, Merchants Bank Division, Signature Bank and Manufacturers and Traders Trust Company. This facility matures on February 1, 2008 and may be extended for two one-year terms. The maximum amount which can be outstanding under the facility is the lesser of 65% of the first mortgages plus 50% of the second mortgages and certain owned real estate pledged or $155 million. At March 31, 2006, $114.5 million was available to be drawn based on the lending formula, of which $90 million was outstanding.

We also have the ability to borrow under margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to 50% of the market value of the shares we own. At March 31, 2006, $22.8 million was available under the margin lines of credit, of which $20.1 million was outstanding. If the value of the EPR shares (our principal securities investment) were to decline, the available funds under the margin lines of credit might decline and we could be required to repay a portion or all of the margin loans.

During the six months ended March 31, 2006, we generated cash of $5,703,000 from operations, $82,534,000 from real estate loan collections, $37,800,000 from the sale of participation interests in loans and $25,000,000 from the issuance of junior subordinated notes in connection with a private placement of Trust preferred securities. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $142,559,000 and pay shareholder dividends of $7,996,000. Our cash and cash equivalents were $7,885,000 at March 31, 2006.

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

Results of Operations
---------------------

Interest and fees on loans increased $2,375,000, or 50%, to $7,119,000 for the three months ended March 31, 2006 from $4,744,000 for the three months ended March 31, 2005. During the current quarter the average balance of loans outstanding increased by approximately $61.3 million, resulting in an increase in interest income of $2,014,000. Recent increases in the prime rate have caused the average interest rate earned on the loan portfolio to increase to 13.18% for the three month period ended March 31, 2006 from 12.64% for the three months ended March 31, 2005, which caused interest income to increase by $186,000. We also realized an increase in fee income of $175,000, primarily as the result of amortization on a larger loan portfolio.

For the six months ended March 31, 2006, interest and fees on loans increased $3,936,000, or 41%, from $9,607,000 to $13,543,000. During the six months ended
March 31, 2006, the average balance of loans outstanding increased by approximately $53.7 million resulting in an increase in interest income of $3,498,000. Recent increases in the prime rate have caused the average interest rate earned on the portfolio to increase to 13.14% for the six month period ended March 31, 2006 from 12.28% for the six month period ended March 31, 2005, which caused interest income to increase by $588,000. We also realized an increase in fee income of $271,000, primarily as the result of amortization on the larger loan portfolio. We also realized a decline in interest income of $420,000 six month vs. six month resulting from the collection of interest in excess of the stated rate on a loan that went into default and was paid off in full in the prior year.

Operating income on real estate owned decreased $82,000, or 25%, for the three months ended March 31, 2006 to $251,000 from $333,000 for the three month period ended March 31, 2005. For the six month period ended March 31, 2006, operating income from real estate owned decreased $139,000, or 20%, to $544,000 from $683,000 for the six month period ended March 31, 2005. For both the three and six month periods, the decline was the result of reduced rental income at our Yonkers property due to the Chapter 11 filing of one of our tenants and its subsequent rejection of the lease.

Other revenues, primarily investment income, increased to $751,000 for the three months ended March 31, 2006, from $658,000 for the three months ended March 31, 2005, an increase of $93,000, or 14%. For the six months ended March 31, 2006, other revenues, primarily investment income, increased by $183,000, or 15%, for the six months ended March 31, 2005, from $1,251,000 to $1,434,000. For both the three and six month periods ended March 31, 2006, we received increased dividend income from our investment in Entertainment Properties Trust shares and increased investment income due to higher invested balances.

Interest expense on borrowed funds increased to $2,006,000 for the three months ended March 31, 2006, from $820,000 for the three months ended March 31, 2005, an increase of $1,186,000, or 144%. Interest expense on borrowed funds increased to $3,776,000 for the six month period ended March 31, 2006 from $1,487,000 for the six month period ended March 31, 2005, an increase of $2,289,000, or 154%. The increase for both the three and six month periods is due to an increase in the level of our borrowings to fund our increased loan portfolio and an increase in the rates paid on our credit facility and margin account. For the three month period ended March 31, 2006, the average outstanding balance on borrowed funds increased from $54.5 million for the three months ended March 31, 2005 to $109.4 million on all borrowings, accounting for an increase in interest expense of $933,000 and the overall interest rate paid increased from 6.02% in the three months ended March 31, 2005, to 7.34% for the three months ended March 31, 2006 causing an increase in interest expense of $252,000. For the six month period ended March 31, 2006, the average outstanding balance increased from $50.1 million for the six months ended March 31, 2005 to $100.5 million, accounting for an increase in interest expense of $1,822,000 and the overall interest rate on all borrowings paid increased from 5.87% for the six months ended March 31, 2005 to 7.43% for the six months ended March 31, 2006 causing an increase in interest expense of $467,000.

The Advisor's fee, which is calculated based on invested assets, increased $213,000, or 51%, for the three months ended March 31, 2006, to $629,000 from $416,000 for the three months ended March 31, 2005. For the six month period ended March 31, 2006, the fee increased $364,000, or 45%, to $1,165,000 from $801,000 in the six month period ended March 31, 2005. For both the three and six month periods, when compared to the prior three and six month periods, we experienced a large increase in the outstanding balance of invested assets, primarily loans, which is the basis upon which the fee is calculated.

General and administrative expense increased $404,000, or 38%, to $1,468,000 for the three months ended March 31, 2006 from $1,064,000 for the three months ended March 31, 2005. As our business expands and the size of our portfolio increases, we incurred increases in several areas, particularly payroll and payroll related expenses which increased $263,000. This was the result of increased staffing levels, increased bonuses, an increase in commissions paid to loan originators and increased restricted stock amortization. There was also an increase of $29,000 in expenses allocated to us pursuant to a Shared Services Agreement among us and related entities for overhead expenses. Additionally, advertising increased $31,000 and there were additional accounting and audit fees of $50,000, primarily as the result of Sarbanes-Oxley compliance activities.

For the six months ended March 31, 2006 general and administrative expense increased $1,041,000 or 51% to $3,073,000 from $2,032,000 in the six month period ended March 31, 2005. During the six months ended March 31, 2006 the Trust incurred $316,000 in legal, professional and printing expenses related to a contemplated public offering which was cancelled due to adverse market conditions. Professional expenses increased $189,000, of which $104,000 was due to Sarbanes-Oxley compliance costs, $41,000 was due to the reimbursement from a borrower in the quarter ended December 31, 2004 of legal fees and $43,000 was due to current foreclosure actions. There was also an increase of $74,000 in expenses allocated to us pursuant to a Shared Services Agreement among us and related entities for legal and accounting services. These increased allocations resulted from the negotiation of the Trust's new credit facility which closed in January 2006 and for professional services related to the cancelled offering. Payroll and payroll related expenses have increased $382,000 in the current period as the Trust has added staff, paid increased bonuses and commissions and recognized increased expenses related to restricted stock and stock option amortization.

Equity in earnings (loss) of unconsolidated joint ventures increased $181,000 for the three months ended March 31, 2006 to $127,000 from a loss of $54,000 for the three month period ended March 31, 2005. For the six months ended March 31, 2006 equity in earnings (loss) of unconsolidated joint ventures declined $751,000 from $1,000 for the six months ended March 31, 2005 to a loss of $750,000 in the six month period ended March 31, 2006. For the three month period, the increase was caused by a reduction in operating expenses related to a property in Dover, Delaware and the sale of a property in Atlanta, Georgia in December 2005 which experienced a loss in the prior three month period. For the six month period we experienced a loss of $995,000 from the operations of the joint venture which owns the Atlanta property that was sold in December 2005. This loss was the result of an increase in interest expense of $882,000 resulting from the prepayment of the first mortgage upon the sale of the property.

During the current six month period we realized a gain on disposition of real estate related to unconsolidated real estate ventures, the result of the sale of a multi-family apartment property located in Atlanta, Georgia. The venture recognized a gain of approximately $5.1 million of which the Trust recorded $2,531,000 as its share.

There were no sales of securities during the three or six month periods ended March 31, 2006. In the three month period ended March 31, 2005, the Trust recognized a loss of $49,000 on the exchange of shares of Malan Realty Trust, in connection with Malan Realty's liquidation. Additionally, in the six month period ended March 31, 2005 the Trust also recognized a gain of $729,000 on the sale of 23,900 shares of Entertainment Properties Trust which was offset by the loss of $49,000.

Income from discontinued operations increased $264,000 in the three month period ended March 31, 2006 to $345,000 from $81,000 in the three month period ended March 31, 2005. For the six month period ended March 31, 2006 income from discontinued operations increased $93,000 to $283,000 from $190,000 in the six months ended March 31, 2005. The discontinued operations in the current three month period reflect the operations of a property acquired in foreclosure in January 2005 and the gain on sale of $315,000 is from the sale of a cooperative unit in New York. The discontinued operations for the prior three and six month periods also include the operations from a property in Rock Springs, Wyoming which was sold in July 2005.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is adjustable and is indexed to LIBOR. At March 31, 2006, approximately 88% of our loan portfolio was variable rate based primarily on the prime rate. Accordingly, changes in the prime interest rate would have an effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have a positive effect of approximately $802,000 on income before taxes and a one percent decline in interest rates would have a negative effect of approximately $418,000 on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At March 31, 2006, our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Florida and Tennessee, and it is subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2006 are effective.

There has been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Exhibit 31.3 Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2   Certification of Senior Vice President-Finance pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3 Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES





BRT REALTY TRUST
Registrant




May 9, 2006                       /s/ Jeffrey A. Gould
-----------                       ------------------------------
Date                              Jeffrey A. Gould, President and
                                  Chief Executive Officer





May 9, 2006                       /s/ George Zweier
-----------                       ------------------------------
Date                              George Zweier, Vice President
                                  and Chief Financial Officer
                                  (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 of BRT Realty Trust;

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


   Date:   May 9, 2006                  /s/ Jeffrey A. Gould
                                        ------------------------
                                        Jeffrey A. Gould
                                        President and
                                        Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 of BRT Realty Trust;

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

   Date:   May 9, 2006               /s/ David W. Kalish
                                     -----------------------
                                     David W. Kalish
                                     Senior Vice President-Finance

                                  EXHIBIT 31.3
                                  CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 of BRT Realty Trust;

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

   Date:   May 9, 2006
                                    /s/ George Zweier
                                    ---------------------
                                    George Zweier
                                    Vice President and Chief
                                    Financial Officer

                                  EXHIBIT 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 9, 2006                         /s/ Jeffrey A. Gould
                                            --------------------
                                            Jeffrey A. Gould, President and
                                            Chief Executive Officer

                                  EXHIBIT 32.2

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 9, 2006                         /s/ David W. Kalish
                                            ------------------------------------
                                            David W. Kalish
                                            Senior Vice President-Finance

                                  EXHIBIT 32.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 9, 2006                         /s/ George Zweier
                                            -----------------------------------
                                            George Zweier, Vice President
                                            and Chief Financial Officer