Form 10-Q
period 2006-06-30
BRT REALTY TRUST
filed 2006-08-09
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                    [X] Quarterly Report Pursuant to Section
                                 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                        Commission File Number 001-07172


                                BRT REALTY TRUST
                                ----------------
             (Exact name of Registrant as specified in its charter)

                            Massachusetts 13-2755856
      ------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                Identification No.)

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

                    8,004,755 Shares of Beneficial Interest,
                   $3 par value, outstanding on August 6, 2006

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements


                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)
                                                                               June 30,        September 30,
                                                                                 2006              2005
                                                                                 ----              ----
                                                                             (Unaudited)         (Audited)
                                     ASSETS

Real estate loans:
    Earning interest, including $550 and
      $3,500 from related parties                                             $233,856             $192,012
    Not earning interest                                                        13,419                1,617
                                                                              --------             --------
                                                                               247,275              193,629
   Allowance for possible losses                                                  (669)                (669)
                                                                              --------             --------
                                                                               246,606              192,960
                                                                              --------             --------
Real estate assets:
    Real estate properties net of accumulated
      depreciation of $642 and $613                                              3,400                3,475
    Investment in unconsolidated real
      estate ventures                                                            9,987                8,713
                                                                              --------             --------
                                                                                13,387               12,188
                                                                              --------             --------

Cash and cash equivalents                                                        9,853                5,709
Securities available-for-sale at fair value                                     46,863               48,453
Real estate property held for sale                                               2,821                2,642
Other assets                                                                     9,303                4,246
                                                                              --------             --------
          Total Assets                                                        $328,833             $266,198
                                                                              ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Borrowed funds                                                            $109,757             $110,932
    Junior subordinated notes                                                   56,702                    -
    Mortgage payable                                                             2,489                2,542
    Accounts payable and accrued liabilities,
      including deposits of $3,789 and $2,606
      and due to related party of $1,659 and $-0-                               10,519                6,166
    Dividends payable                                                            4,308                3,903
                                                                              --------             --------
          Total Liabilities                                                    183,775              123,543
                                                                              --------             --------

Shareholders' Equity:
    Preferred shares, $1 par value:
    Authorized 10,000 shares, none issued                                            -                    -
    Shares of beneficial interest, $3 par value:
    Authorized number of shares - unlimited,
      issued - 9,024 and 8,947 shares respectively                              27,071               26,841
    Additional paid-in capital                                                  84,430               83,723
    Accumulated other comprehensive income - net
      unrealized gain on available-for-sale securities                          31,930               33,503
    Unearned compensation                                                            -               (1,311)
    Retained earnings                                                           11,713               10,465
                                                                              --------             --------
                                                                               155,144              153,221
Cost of 1,171 and 1,226 treasury shares of
    beneficial interest, respectively                                          (10,086)             (10,566)
                                                                              --------             --------
           Total Shareholders' Equity                                          145,058              142,655
                                                                              --------             --------

           Total Liabilities and Shareholders' Equity                         $328,833             $266,198
                                                                              ========             ========



          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                        Consolidated Statements of Income
             (Dollar amounts in thousands except per share amounts)

                                                                                    Three Months Ended           Nine Months Ended
                                                                                          June 30,                   June 30,
                                                                                    2006          2005           2006         2005
                                                                                    ----          ----           ----         ----

   Revenues:
      Interest and fees on real estate loans, including
        $17 and $166 for the three month periods,
        respectively, and $92 and $523 for the nine
        month periods, respectively, from related parties                         $ 9,003        $ 5,027       $22,546      $14,634
      Operating income from real estate properties                                    323            337           867        1,020
      Other, primarily investment income                                              780            657         2,214        1,908
                                                                                  -------        -------       -------      -------
        Total Revenues                                                             10,106          6,021        25,627       17,562
                                                                                  -------        -------       -------      -------
    Expenses:
      Interest - borrowed funds                                                     3,290          1,005         7,066        2,492
      Advisor's fees, related party                                                   708            488         1,873        1,289
      General and administrative - including $163
        and $179 for the three month periods,
        respectively, and $610 and $553 for the nine month
        periods, respectively, to related parties                                   1,464          1,138         4,537        3,170
      Other taxes                                                                     110             80           358          321
      Operating expenses relating to real estate properties
        including interest on mortgages payable of $39 and $41
        for the three month periods, respectively, and $119 and
        $133 for the nine month periods, respectively                                 160            216           564          623
   Amortization and depreciation                                                       38             34           109          104
                                                                                  -------        -------       -------      -------

   Total Expenses                                                                   5,770          2,961        14,507        7,999

   Income before equity in earnings (loss) of unconsolidated real estate ventures, gain on sale of available-for-sale securities,
     minority interest and discontinued operations                                  4,336          3,060        11,120        9,563
   Equity in earnings (loss) of unconsolidated real estate ventures                   570             82          (180)          83
   Gain on disposition of real estate related to unconsolidated
     real estate venture                                                                -              -         2,531            -
                                                                                  -------        -------       -------      -------
   Income before gain on sale of available-for-sale securities,
     minority interest and discontinued operations                                  4,906          3,142        13,471        9,646
   Gain on sale of available-for-sale securities                                        -              -             -          680
   Minority interest                                                                   (4)           (13)          (18)         (37)
                                                                                  -------        -------       -------      -------
   Income from continuing operations                                                4,902          3,129        13,453       10,289


   Discontinued Operations
     Income from operations                                                            48             58            16          248
     Gain on sale of real estate assets                                                 -              -           315            -
                                                                                  -------        -------       -------      -------
     Income from discontinued operations                                               48             58           331          248
                                                                                  -------        -------       -------      -------

   Net income                                                                     $ 4,950        $ 3,187       $13,784      $10,537
                                                                                  =======        =======       =======      =======

   Income per share of beneficial interest:
   Income from continuing operations                                              $   .61        $   .40       $  1.70      $  1.33
   Income from discontinued operations                                                .01            .01           .04          .03
                                                                                  -------        -------       -------      -------
       Basic earnings per share                                                   $   .62        $   .41       $  1.74      $  1.36
                                                                                  =======        =======       =======      =======

   Income from continuing operations                                              $   .61        $   .40       $  1.70      $  1.32
   Income from discontinued operations                                                .01            .01           .04          .03
                                                                                  -------        -------       -------      -------
     Diluted earnings per share                                                   $   .62        $   .41       $  1.74      $  1.35
                                                                                  =======        =======       =======      =======
   Cash distributions per common share                                            $   .54        $   .50       $  1.58      $  1.46
                                                                                  =======        =======       =======      =======

     Weighted average number of common shares outstanding:
   Basic                                                                        7,968,994      7,779,184     7,906,249    7,729,650
                                                                                =========      =========     =========    =========
   Diluted                                                                      7,990,162      7,834,539     7,937,336    7,796,446
                                                                                =========      =========     =========    =========

          See Accompanying Notes to Consolidated Financial Statements.




                                                      BRT REALTY TRUST AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                 (Unaudited)
                                                (Amounts in Thousands except for Per Share Data)



                                                                     Accumulated
                                           Shares of   Additional    Other Com-    Unearned
                                           Beneficial   Paid-In      prehensive     Compen-     Retained    Treasury
                                            Interest    Capital       Income        sation      Earnings     Shares       Total
                                            --------    -------       ------        ------      --------     ------       -----


Balances, September 30, 2005                $26,841     $83,723       $33,503     $(1,311)      $10,465    $(10,566)   $142,655

Reclassification upon the adoption
      FASB No. 123(R)                             -      (1,311)            -       1,311             -          -            -

Shares issued - purchase plan                   230       1,597             -           -             -           -       1,827

Restricted stock vesting                          -         (18)            -           -             -          32          14

Distributions - common share
      ($1.58 per share)                           -           -             -           -       (12,536)          -     (12,536)

Exercise of stock options                         -           5             -           -             -         448         453

Compensation expense -
      stock option and restricted stock           -         434             -           -             -           -         434

Net income                                        -           -             -           -        13,784           -      13,784
     Other comprehensive
      (loss) - net unrealized
      loss on available-for-sale
      securities                                  -           -        (1,573)          -             -           -      (1,573)
                                                                                                                         ------
Comprehensive income                              -           -             -           -             -           -      12,211
                                            -----------------------------------------------------------------------------------
Balances, June 30, 2006                     $27,071     $84,430       $31,930     $     -       $11,713    $(10,086)   $145,058
                                            ===================================================================================







          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)
                                                                                         Nine Months Ended
                                                                                             June 30,
                                                                                      2006               2005
                                                                                      ----               ----

 Cash flows from operating activities:
   Net income                                                                        $ 13,784          $ 10,537
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Amortization and depreciation                                                        420               325
     Amortization of restricted stock and stock options                                   448               238
     Net gain on sale of available-for-sale securities                                      -              (680)
     Gain on sale of real estate and foreclosed property                                 (315)                -
     Equity in loss (earnings) of unconsolidated real estate ventures                     180               (83)
     Gain on disposition of real estate related to unconsolidated
       real estate venture                                                             (2,531)                -
     Distribution of earnings of unconsolidated joint ventures                            133               176
     Increase in straight line rent                                                       (35)             (115)
   Changes in other assets and liabilities
     Increase in interest and dividends receivable                                       (917)             (805)
     Increase in prepaid expenses                                                         (31)              (44)
     Increase (decrease) in accounts payable and accrued liabilities                    3,477              (872)
     Increase in deferred costs                                                        (2,523)             (121)
     Increase in deferred revenues                                                        563                96
Increase in escrow deposits                                                               305               355
     Other                                                                               (137)              (64)
                                                                                     --------          --------
Net cash provided by operating activities                                              12,821             8,945
                                                                                     --------          --------

Cash flows from investing activities:
   Collections from real estate loans                                                 108,726           113,729
   Sale of participation interests                                                     37,831            38,475
   Additions to real estate loans                                                    (200,204)         (177,275)
   Net costs capitalized to real estate assets                                           (231)             (228)
   Proceeds from sale of real estate owned                                                337                 -
   Investment in real estate ventures                                                     (40)           (1,229)
   Proceeds from sales of available-for-sale securities                                     -             1,055
   Additions to real estate                                                                 -            (1,565)
   Purchase of security                                                                     -            (1,000)
   Distributions of capital of unconsolidated joint ventures                              984                62
                                                                                     --------          --------
Net cash used in investing activities                                                 (52,597)          (27,978)
                                                                                     --------          --------

Cash flows from financing activities:
   Proceeds from borrowed funds                                                       171,000           168,500
   Repayment of borrowed funds                                                       (172,176)         (140,199)
   Proceeds from sale of junior subordinated notes                                     55,000                 -
   Pay down of mortgage payable                                                           (53)              (50)
   Cash distribution - common shares                                                  (12,131)          (11,107)
   Exercise of stock options                                                              453               519
   Issuance of shares - stock purchase plan                                             1,827               921
                                                                                     --------          --------
Net cash provided by financing activities                                              43,920            18,584
                                                                                     --------          --------

   Net increase (decrease) in cash and cash equivalents                                 4,144              (449)
   Cash and cash equivalents at beginning of period                                     5,709             5,746
                                                                                     --------          --------
   Cash and cash equivalents at end of period                                        $  9,853          $  5,297
                                                                                     ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                         $  6,023          $  2,327
                                                                                     ========          ========
Non cash investing and financing activity:
    Purchase of common shares of statutory trust                                     $  1,702          $      -
                                                                                     ========          ========
    Reclassification of loan to real estate upon foreclosure                         $      -          $  2,446
                                                                                     ========          ========
       Accrued distributions                                                         $  4,308          $  3,895
                                                                                     ========          ========



          See Accompanying Notes to Consolidated Financial Statements.



                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2006 and for the three and nine months ended June 30, 2006 and June 30, 2005 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results for the full year.

Certain items on the consolidated financial statements for the preceding periods have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries (collectively, the "Company"), and its majority-owned or controlled real estate entities. With respect to its unconsolidated joint ventures, as the Company (i) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-05, and (2) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", it has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes. Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT" or the "Trust."

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

Note 2 - Shareholders' Equity

Distributions

During the quarter ended June 30, 2006, BRT declared a cash distribution to shareholders of $.54 per share. This distribution totaled $4,308,000 and was paid July 6, 2006 to shareholders of record on June 23, 2006.

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

The Trust recorded $17,000 of compensation expense during the nine months ended June 30, 2006 related to unvested options which vested subsequent to December 13, 2005. During the nine months

Note 2 - Shareholders' Equity (Continued)

ended June 30, 2006, 51,936 previously issued options were exercised. Proceeds from these options totaled $453,000.

Restricted Shares

As of June 30, 2006, 130,510 restricted shares were issued under the Trust's 2003 incentive plan, of which 5,500 are fully vested. Included within the outstanding shares are 42,450 shares which were issued in the current fiscal year. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, but is included in the earnings per share computation. In 2006, the Trust adopted the provisions of Financial Accounting Standards Board ("FASB") No. 123 (R), "Share-Based Payment (revised 2004.)" These provisions require that the estimated fair value of restricted stock at the date of grant be amortized ratably into expense over the appropriate vesting period. For the three months ended June 30, 2006 and June 30, 2005 the Trust recorded $215,000 and $98,000 of compensation expense, respectively. For the nine months ended June 30, 2006 and June 30, 2005 the Trust recorded $431,000 and $238,000 of compensation expense, respectively. At June 30, 2006, $1,961,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3.4 years.

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

The following table sets forth the computation of basic and diluted shares:


                                                         Three Months Ended                Nine Months Ended
                                                              June 30,                           June 30,
                                                              --------                           --------
                                                         2006             2005               2006           2005
                                                         ----             ----               ----           ----

Basic                                                 7,968,994         7,779,184         7,906,249       7,729,650
Effect of dilutive securities                            21,168            55,355            31,087          66,796
                                                      ---------         ---------         ---------       ---------
Diluted                                               7,990,162         7,834,539         7,937,336       7,796,446
                                                      =========         =========         =========       =========


Note 3 - Real Estate Loans

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb any probable losses on the existing loan portfolio.

During the quarter ended June 30, 2006 four additional loans totaling $11,802,000 were reclassified to not earning interest. Three of these loans were to one borrower and totaled $10,382,000.

At June 30, 2006, there were six loans outstanding to three separate borrowers which were non earning. The outstanding principal balance of non-earning loans aggregated $13,419,000 at June 30, 2006 and represented 5.45% of total net loans and 4.08% of total assets.

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended June 30, 2006 and 2005, interest income would have increased by approximately $363,000 and $11,000, respectively. For the nine months ended June 30, 2006 and 2005, the increase would have been $494,000 and $134,000, respectively.

Note 3 - Real Estate Loans (Continued)

Included in real estate loans is one second mortgage to a venture in which the Trust (through a wholly owned subsidiary) holds a 50% interest. At June 30, 2006, the aggregate balance of this mortgage loan was $550,000. Interest earned on loans to ventures totaled $17,000 and $166,000 for the three months ended June 30, 2006 and 2005, respectively. For the nine months ended June 30, 2006 and 2005, interest earned on these loans totaled $92,000 and $523,000, respectively.

At June 30, 2006, two separate borrowers had loans outstanding in excess of 10% of the total portfolio. One borrower had two loans outstanding totaling $27,642,000 at June 30, 2006, which is approximately 11% of the portfolio and 8% of the Trust's total assets. Each loan is collateralized by a separate multi-family apartment complex located in Florida being converted to condominium ownership. The other borrower has six loans outstanding totaling $43,618,000 at June 30, 2006. These loans totaled 18% of the Trust's loan portfolio and 13% of the Trust's total assets. Each of these six loans is collateralized by a separate multi-family garden apartment complex. Four of the loans, with a balance at June 30, 2006 of $33,470,000, are collateralized by properties located in Tennessee. The remaining two loans, with a balance at June 30, 2006 of $10,148,000, are collateralized by properties located in Arkansas.

Note 4 - Investment in Unconsolidated Joint Ventures at Equity

The Trust is a partner in eight unconsolidated joint ventures which own and operate seven properties. The Trust holds a second mortgage on one property owned by one of the ventures.

Unaudited condensed financial information for the most significant joint venture is shown below.

                               Blue Hen Venture
                                             (Dollar Amounts in Thousands)
                                           June 30,            September 30,
                                             2006                  2005
                                             ----                  ----
  Condensed Balance Sheet
  Cash and cash equivalents                $ 2,524               $   573
  Real estate investments, net              14,989                15,395
  Other assets                                 333                   596
                                           -------               -------
       Total assets                        $17,846               $16,564
                                           =======               =======

  Other liabilities                        $    95               $   268
  Equity                                    17,751                16,296
                                           -------               -------
     Total liabilities and equity          $17,846               $16,564

 Trust's equity investment                 $ 7,854               $ 7,126
                                           =======               =======


                                                              Three Months Ended                Nine Months Ended
                                                                   June 30,                         June 30,
                                                                   --------                         --------
                                                             2006            2005            2006             2005
                                                             ----            ----            ----             ----

  Condensed Statement of Operations
  Revenues, primarily rental income                        $ 1,670         $   767          $ 3,225          $ 2,345
                                                           -------         -------          -------          -------
  Operating expenses (1)                                       455             405            1,300            1,291
  Depreciation                                                 138             158              471              484
  Interest expense (2)                                           -              31                -              105
                                                           -------         -------          -------          -------
       Total expenses                                          593             594            1,771            1,880
                                                           -------         -------          -------          -------

  Net income attributable to members                       $ 1,077         $   173          $ 1,454          $   465
                                                           =======         =======          =======          =======

  Trust's share of net income
      recorded in income statement                         $   539         $    87          $   727          $   233
                                                           =======         =======          =======          =======




Note 4 - Investment in Unconsolidated Joint Ventures at Equity (Continued)

   (1)Includes $118,000 and $32,000 for the three months ended June 30, 2006 and 2005, respectively, and $227,000 and $122,000 for the nine months ended June 30, 2006 and 2005, respectively, to related parties.

  (2) Interest expense on first mortgage held by the Trust.

The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen joint venture that is attributable to building and improvements is being amortized over the life of the related property. The portion that is attributable to land will be recognized upon the disposition of the land.

The remaining seven ventures contributed $31,000 and ($5,000) in equity earnings (losses) for the three months ended June 30, 2006 and 2005, respectively, and $(907,000) and $(150,000) in equity losses for the nine months ended June 30, 2006 and 2005, respectively. The loss in the nine month period ended June 30, 2006 includes the Trust's 50% share of interest expense of $882,000 from the prepayment of the first mortgage upon the sale of a 248 unit garden apartment complex in the Atlanta area that was sold in December 2005.

Note 5 - Available-For-Sale Securities

Included in available-for-sale securities are 1,009,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $13,262,000 and a fair market value at June 30, 2006 of $43,463,000.

Note 6 -Borrowed Funds

On January 9, 2006, the Trust entered into a $150 million credit facility with North Fork Bank, Valley National Bank, Merchants Bank Division, Signature Bank and Manufacturers and Traders Trust Company. This credit facility replaced two previous facilities of $85 million and $17 million. The current facility matures on February 1, 2008 and may be extended for two one-year periods for a fee of $375,000 for each extension. On March 13, 2006, the credit facility was amended to increase the credit available to us under the facility to $155 million. The Trust paid a commitment fee of $700,000 to the banks for the new credit facility, which is being amortized over the term of the facility. Borrowings under the facility are secured by specific receivables and the facility provides that the amount borrowed will not exceed 65% of first mortgages, plus 50% of second mortgages and certain owned real estate pledged to the participating banks. Borrowings under the facility bear interest at 30 day LIBOR plus 225 basis points (7.45% at June 30, 2006). At June 30, 2006, the Trust pledged collateral that would permit it to borrow $140 million, of which $90 million was outstanding.

The average outstanding balances on our credit facilities for the three months ended June 30, 2006 and June 30, 2005 were $97,868,000 and $42,698,000, respectively, and the average interest rate paid was 7.70% and 6.74%, respectively. Interest expense for the quarters ended June 30, 2006 and June 30, 2005 was $1,904,000 and $728,000, respectively. For the nine months ended June 30, 2006 and 2005, the average outstanding balances on our credit facilities were $85,211,000 and $39,116,000, respectively, and the average interest rate paid was 7.58% and 6.25%, respectively. Interest expense for the nine months ended June 30, 2006 and 2005 was $4,899,000 and $1,853,000, respectively.

In addition to its credit facility, the Trust has the ability to borrow funds through two margin accounts. In order to maintain one of the accounts, the Trust pays an annual fee equal to .3% of the market value of the pledged securities; this fee is included in interest expense. At June 30, 2006, there was an outstanding balance of $19,757,000 on one of the margin accounts and zero outstanding on the other margin account. Marketable securities, with a fair market value at June 30, 2006 of $46,865,000, were pledged as collateral. The average outstanding balance on the margin facilities for the quarter ended June 30, 2006 and June 30, 2005 was $19,668,000 and $18,563,000, respectively, and the average interest rate paid was 7.20% and 5.90%, respectively. Interest expense on the margin accounts for the quarter ended June 30, 2006 and 2005 was $358,000 and $277,000, respectively. For the nine months

Note 6 -Borrowed Funds (Continued)

ended June 30, 2006 and 2005, the average outstanding balances on the margin facilities were $20,135,000 and $14,733,000, respectively, and the average interest rate paid was 7.10% and 5.71%, respectively. Interest expense on the margin accounts for the nine months ended June 30, 2006 and 2005, was $1,084,000 and $638,000, respectively.

Note 7 - Junior Subordinated Notes

On April 27, 2006, BRT issued $30,928,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of BRT. The Statutory Trust was formed to issue $928,000 worth of common securities (all of the Statutory Trust's common securities) to BRT and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. The Statutory Trust remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at BRT's option. To the extent BRT redeems notes, the Statutory Trust is required to redeem a corresponding amount of preferred securities. Issuance costs of $944,500 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10-year holding period of the notes. Interest expense for the three months ended June 30, 2006 was $477,000.

On March 21, 2006, BRT issued $25,774,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of BRT. The Statutory Trust was formed to issue $774,000 worth of common securities (all of the Statutory Trust's common securities) to BRT and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. The Statutory Trust remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at BRT's option. To the extent BRT redeems notes, the Statutory Trust is required to redeem a corresponding amount of preferred securities. Issuance costs of $822,000 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10 year holding period of the notes. Interest expense for the three and nine months ended June 30, 2006 was $551,000 and $606,000, respectively.

BRT Realty Trust Statutory Trusts I and II are variable interest entities under FIN 46R. Under the provisions of FIN 46, BRT has determined that the holders of the preferred securities are the primary beneficiaries of the two Statutory Trusts. Accordingly, BRT does not consolidate the Statutory Trusts and has reflected the obligations of the Statutory Trusts under the caption "Junior Subordinated Notes." The investment in the common securities of the Statutory Trusts is reflected in other assets and is accounted under the equity method of accounting.

Note 8 - Comprehensive Income

Comprehensive income for the three and nine month periods ended was as follows:
(Dollar Amounts in Thousands)


                                                          Three Months Ended             Nine Months Ended
                                                                June 30,                      June 30,
                                                                --------                      --------
                                                          2006            2005          2006           2005
                                                          ----            ----          ----           ----
Net income                                              $  4,950         $  3,187      $ 13,784      $ 10,537

Other comprehensive income (loss) -
    Unrealized gain (loss) on available -
    for-sale securities                                    1,209            4,929        (1,573)        8,555
                                                        --------         --------      --------      --------
Comprehensive income                                    $  6,159         $  8,116      $ 12,211      $ 19,092
                                                        ========         ========      ========      ========


Note 9 - Related Party Transactions

During the quarter ended March 31, 2006, BRT sold to Gould Investors L.P. ("Gould"), a related party, at its cost, on the same date that the loan was originated, a 50% pari passu participation in a $46 million mortgage loan, for $23 million. Gould received $333,438, representing its 50% share of the total commitment fee paid by the borrower. At June 30, 2006 the outstanding balance on this loan was $38,796,000, of which $19,398,000, or 50%, represented the Gould portion. Included in accounts payable and accrued liabilities at June 30, 2006 is $1,659,000 in interest and principal payments collected and distributed to Gould subsequent to June 30, 2006.

Note 10 - Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The provisions of this interpretation apply to the first fiscal year beginning after December 15, 2006. Management is currently evaluating the interpretation, but it is not expected to have a material impact on the Company's financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

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

Liquidity and Capital Resources

Our focus is to originate loans secured by real property, which generally have high yields and are short term or bridge loans, with an average duration ranging from six months to three years. Repayments of real estate loans in the amount of $228,249,000 (representing 92% of our mortgage portfolio at June 30, 2006) are due during the twelve months ending June 30, 2007, including $13,419,000 not earning interest and due on demand. The availability of mortgage financing secured by real property and the market for buying and selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We have in place a $155 million credit facility with a group of banks consisting of North Fork Bank, Valley National Bank, Merchants Bank Division, Signature Bank and Manufacturers and Traders Trust Company. This facility matures on February 1, 2008 and may be extended for two one-year terms. The maximum amount which can be outstanding under the facility is the lesser of 65% of the first mortgages plus 50% of the second mortgages and certain owned real estate pledged or $155 million. At June 30, 2006, $140 million was available to be drawn based on the lending formula, of which $90 million was outstanding.

We also have the ability to borrow under margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to 50% of the market value of the shares we own. At June 30, 2006, $23.4 million was available under the margin lines of credit, of which $19.8 million was outstanding. If the value of the EPR shares (our principal securities investment) were to decline, the available funds under the margin lines of credit might decline and we could be required to repay a portion or all of the margin loans.

During the nine months ended June 30, 2006, we generated cash of $12,821,000 from operations, $108,726,000 from real estate loan collections, $37,831,000 from the sale of participation interests in loans and $55,000,000 from the issuance of junior subordinated notes in connection with the private placements of preferred securities. These funds, in addition to cash on hand, were used primarily to fund real estate loan originations of $200,204,000 and pay shareholder dividends of $12,131,000. Our cash and cash equivalents were $9,853,000 at June 30, 2006.

We will satisfy our liquidity needs from cash and liquid investments on hand, the credit facility with our bank group, the availability in our margin account collateralized by our available-for-sale securities, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

Interest and fees on loans increased $3,976,000, or 79%, to $9,003,000 for the three months ended June 30, 2006 from $5,027,000 for the three months ended June 30, 2005. During the current quarter the average balance of loans outstanding increased by approximately $103.8 million, resulting in an increase in interest income of $3,413,000. Increases in the prime rate caused the average interest rate earned on the loan portfolio to increase to 13.19% for the three month period ended June 30, 2006 from 12.49% for the three months ended June 30, 2005, which caused interest income to increase by $261,000. We also realized an increase in fee income of $302,000, primarily as the result of amortization on a larger loan portfolio.

For the nine months ended June 30, 2006, interest and fees on loans increased $7,912,000, or 54%, from $14,634,000 to $22,546,000. During the nine months ended June 30, 2006, the average balance of loans outstanding increased by approximately $70.5 million resulting in an increase in interest income of $6,907,000. Increases in the prime rate caused the average interest rate earned on the portfolio to increase to 13.16% for the nine month period ended June 30, 2006 from 12.35% for the nine month period ended June 30, 2005, which caused interest income to increase by $852,000. We also realized an increase in fee income of $573,000, primarily as the result of amortization on the larger loan portfolio. Offsetting the increase in interest income nine months vs. nine months was a $420,000 decrease resulting from the collection of interest in excess of the stated rate on a loan that was in default and paid off in full in the prior year.

Operating income on real estate owned decreased $14,000, or 4%, for the three months ended June 30, 2006 to $323,000 from $337,000 for the three month period ended June 30, 2005. For the nine month period ended June 30, 2006, operating income from real estate owned decreased $153,000, or 15%, to $867,000 from $1,020,000 for the nine month period ended June 30, 2005. For both the three and nine month periods, the decline was the result of reduced rental income at our Yonkers property due to the Chapter 11 filing of one of our tenants and its subsequent rejection of the lease. Offsetting this decline in both periods was the receipt, in the current quarter, of $78,000 from a real estate tax refund from a property that was sold in a prior year.

The vacant space at our Yonkers property has been re-leased effective July 17, 2006 for a rent comparable to that paid by the prior tenant.

Other revenues, primarily investment income, increased to $780,000 for the three months ended June 30, 2006, from $657,000 for the three months ended June 30, 2005, an increase of $123,000, or 19%. For the nine months ended June 30, 2006, other revenues, primarily investment income, increased by $306,000, or 16%, as compared to the nine months ended June 30, 2005, from $1,908,000 to $2,214,000. The increase in both the three and nine month periods ended June 30, 2006, resulted from increased dividend income from our investment in Entertainment Properties Trust shares and increased investment income due to higher invested balances.

Interest expense on borrowed funds increased to $3,290,000 for the three months ended June 30, 2006, from $1,005,000 for the three months ended June 30, 2005, an increase of $2,285,000, or 228%. Interest expense on borrowed funds increased to $7,066,000 for the nine month period ended June 30, 2006 from $2,492,000 for the nine month period ended June 30, 2005, an increase of $4,574,000, or 184%. The increase for both the three and nine month periods is due to an increase in the level of our borrowings to fund our increased loan portfolio and an increase in the rates paid on our credit facility and margin account. For the three month period ended June 30, 2006, the average outstanding balance on all borrowed funds increased from $61.3 million for the three months ended June 30, 2005 to $165.0 million. This increase in our average outstanding balance resulted in an increase of interest expense of $1,078,000. The overall interest rate paid increased from 6.49% in the three months ended June 30, 2005, to 7.99% for the three months ended June 30, 2006; the increase in the overall interest rate resulted in an increase in interest expense of $1,207,000 for the three month period. For the nine month period ended June 30, 2006, the average outstanding balance increased from $53.8 million for the nine months ended June 30, 2005 to $122.0 million; this increase in our average outstanding balance resulted in an increase in interest expense of $3,930,000. The overall interest rate on all borrowings paid increased from 6.10% for the nine months ended June 30, 2005 to 7.74% for the nine months ended June 30, 2006; the increase in the overall interest rate resulted in an increase in interest expense of $644,000 for the nine month period.

The Advisor's fee, which is calculated based on invested assets, increased by $220,000, or 45%, for the three months ended June 30, 2006, to $708,000 from $488,000 for the three months ended June 30, 2005. For the nine month period ended June 30, 2006, the fee increased by $584,000, or 45%, to $1,873,000 from $1,289,000 in the nine month period ended June 30, 2005. For both the three and nine month periods, when compared to the prior three and nine month periods, we experienced a large increase in the outstanding balance of invested assets, primarily mortgage loans, which is the basis upon which the fee is calculated.

General and administrative expense increased $326,000, or 29%, to $1,464,000 for the three months ended June 30, 2006 from $1,138,000 for the three months ended June 30, 2005. As our business expanded and the size of our portfolio increased, we incurred increases in several areas, particularly payroll and payroll related expenses which increased $222,000. This was the result of increased staffing levels, increased bonuses, an increase in commissions paid to loan originators and increased restricted stock amortization. Advertising increased $55,000 as we continue to expand our marketing efforts nationwide. Additionally, there was an increase of $29,000 in legal expenses, the result of increased foreclosure related costs. These increases were offset by deceases in our share of expenses allocated under the Shared Services Agreement, public company expense and insurance expense aggregating $25,000.

For the nine months ended June 30, 2006 general and administrative expense increased $1,367,000, or 43%, to $4,537,000 from $3,170,000 in the nine month period ended June 30, 2005. During the nine months ended June 30, 2006 the Trust incurred $296,000 in legal, professional and printing expenses related to a contemplated public offering which was cancelled due to adverse market conditions. Professional expenses also increased $239,000, in the nine months ended June 30, 2006, as compared to the nine months ended June 30, 2005, of which $45,000 was due to Sarbanes-Oxley compliance costs, $41,000 to the reimbursement from a borrower in the prior nine month period of legal fees, $112,000 to current foreclosure actions and $34,000 to general corporate matters. There was also an increase of $58,000 in expenses allocated to us pursuant to a Shared Services Agreement among us and related entities for legal and accounting services. These increased allocations resulted from the negotiation of the Trust's new credit facility which closed in January 2006 and for professional services related to the cancelled offering. As we expanded our business, payroll and payroll related expenses increased $604,000 in the current period as the Trust added staff, paid increased bonuses and commissions and recognized increased expenses related to restricted stock and stock option amortization. Advertising has also increased $88,000, as we continue to expand our marketing efforts.

Operating expenses relating to real estate properties decreased $56,000 or, 26%, for the three months ended June 30, 2006 to $160,000 from $216,000 for the three months ended June 30, 2005. For the nine months ended June 30, 2006 operating expenses decreased $59,000, or 9%, to $564,000 from $623,000 for the nine months ended June 30, 2005. For both the three and nine month periods the decline was primarily due to a decrease in operating expenses at our Yonkers property.

Equity in earnings (loss) of unconsolidated joint ventures increased $488,000 for the three months ended June 30, 2006 to $570,000 from $82,000 for the three month period ended June 30, 2005. For the nine months ended June 30, 2006 equity in earnings (loss) of unconsolidated joint ventures declined $263,000 from $83,000 for the nine months ended June 30, 2005 to a loss of $180,000 in the nine month period ended June 30, 2006. For the three month period, the increased income resulted from the payment of $875,000, of which the Trust recorded its share of $437,000 representing an early termination fee paid by a tenant at our joint venture property in Dover, Delaware. For the nine month period we experienced a loss of $999,000 from the operations of the joint venture which owned the Atlanta property which was sold in December 2005. This loss was the result of increased interest expense of $882,000, resulting from the prepayment of the first mortgage upon the sale of the property, offset by the rent received on the early termination of the lease at our joint venture property in Delaware.

During the current nine month period we realized a gain on disposition of real estate related to unconsolidated real estate ventures, the result of the sale in December 2005 of a multi-family apartment property located in Atlanta, Georgia. The venture recognized a gain of approximately $5.1 million of which the Trust recorded $2,531,000 as its share.

In the nine month period ended June 30, 2005 the Trust recognized a gain of $729,000 on the sale of 23,900 shares of Entertainment Properties Trust, offset by the loss of $49,000 on the exchange of shares of Malan Realty Trust in connection with Malan Realty's liquidation.

Income from discontinued operations declined $10,000 in the three month period ended June 30, 2006 to $48,000 from $58,000 in the three month period ended June 30, 2005. For the nine month period ended June 30, 2006 income from discontinued operations increased $83,000 to $331,000 from $248,000 in the nine months ended June 30, 2005. The discontinued operations in the current three and nine month periods reflect the operations of a property acquired in foreclosure in January 2005 and includes the gain on sale of $315,000 from the sale of a cooperative unit in New York in the current nine month period. The discontinued operations for the prior three and nine month periods also include the operations from a property in Rock Springs, Wyoming which was sold in July 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is adjustable and is indexed to LIBOR. At June 30, 2006, approximately 91% of our loan portfolio was variable rate based primarily on the prime rate. Accordingly, changes in the prime interest rate would have an effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have a positive effect of approximately $1,156,000 on income before taxes and a one percent decline in interest rates would have a negative effect of approximately $872,000 on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At June 30, 2006, our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Florida and Tennessee, and it is subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2006 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 5.  Other Information

One Liberty Properties, Inc., an entity affiliated with BRT, announced on June 21, 2006 that it had received notification of a formal order of investigation from the Securities and Exchange Commission (the "SEC"). In connection with such investigation, the SEC served a subpoena on BRT requesting it to produce certain documents, relating to, among other things, related party transactions between BRT and certain affiliates of BRT and BRT's executive officers. BRT is complying with such subpoena.

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

Exhibit 31.3 Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2   Certification of Senior Vice President-Finance pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3 Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Acr of 1934, as amended, the Registrant has duly caused this report to be signed onits bahalf by the udnersigned thereunto duly authorized.



                                BRT REALTY TRUST
                                ----------------
                                   Registrant




August 9, 2006                  /s/ Jeffrey A. Gould
--------------                  --------------------------------
Date                            Jeffrey A. Gould, President and
                                Chief Executive Officer





August 9, 2006                  /s/ George Zweier
--------------                  -----------------
Date                            George Zweier, Vice President
                                and Chief Financial Officer
                                (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 of BRT Realty Trust;

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


   Date:   August 9, 2006
                                        /s/ Jeffrey A. Gould
                                        --------------------
                                        Jeffrey A. Gould
                                        President and
                                        Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 of BRT Realty Trust;

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

   Date:   August 9, 2006                    /s/ David W. Kalish
                                             -------------------
                                             David W. Kalish
                                             Senior Vice President-Finance

                                  EXHIBIT 31.3
                                  CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 of BRT Realty Trust;

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

   Date:   August 9, 2006
                                         /s/ George Zweier
                                         -----------------
                                         George Zweier
                                         Vice President and Chief
                                         Financial Officer

                                  EXHIBIT 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 9, 2006                      /s/ Jeffrey A. Gould
                                            --------------------
                                            Jeffrey A. Gould, President and
                                            Chief Executive Officer

                                  EXHIBIT 32.2

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 9, 2006                      /s/ David W. Kalish
                                            ------------------------------------
                                            David W. Kalish
                                            Senior Vice President-Finance

                                   EXHIBIT 32.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 9, 2006                      /s/ George Zweier
                                            -----------------------------------
                                            George Zweier, Vice President
                                            and Chief Financial Officer