Form 10-K
period 2006-09-30
BRT REALTY TRUST
filed 2006-12-14
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                 -----------------

                                    FORM 10-K

     (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2006
                                            ------------------

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-07172

                                BRT REALTY TRUST
                                ----------------

             (Exact name of registrant as specified in its charter)


      Massachusetts                                     13-2755856
      ----------------------------------------------------------------
      (State or other jurisdiction                  (I.R.S. employer
       of incorporation or organization)           identification no.)


     60 Cutter Mill Road, Great Neck, New York                  11021
     ----------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code  516-466-3100
                                                         ------------

     Securities registered pursuant to Section 12(b) of the Act:

     Title of each class       Name of each exchange on which registered
     -------------------------------------------------------------------
     Shares of Beneficial                  New York Stock Exchange
      Interest, $3.00 Par Value

         Securities registered pursuant to Section 12(g) of the Act:

                                   NONE
                   -----------------------------------------
                             (Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities  Act.     Yes    No  X
                                                               --     --


         Indicate by check mark if the registrant is not required to file
reports pursuant to Section 13 or 15(d) of the Act.    Yes       No  X
                                                            --       --


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               --        --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ?


         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer    Accelerated filer   X    Non-accelerated filer
                           --                     --                        --


         Indicate by check mark whether registrant is a shell company (as
defined in Exchange Act  Rule 12b-2).    Yes     No  X
                                             --      --

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $94,732,000 based on the last sale price of the common equity on March 31, 2006, which is the last business day of the registrant's most recently completed second quarter.

         As of December 12, 2006, the registrant had 10,858,747 shares of Beneficial Interest outstanding, excluding treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE


Portions of the proxy statement for the annual meeting of shareholders of BRT Realty Trust to be filed not later than January 29, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I

Item l.  Business.

General

         We are a real estate investment trust, also known as a REIT, organized as a business trust under the laws of the Commonwealth of Massachusetts in 1972. We are primarily engaged in originating and holding for investment senior and junior commercial mortgage loans secured by real property in the United States. These loans generally have high yields and are short term or bridge loans with an average duration ranging from six months to three years. We generally lend at a floating rate of interest based on a spread over the prime rate and receive an origination fee for the loans we originate. At September 30, 2006, we had 61 loans outstanding that were secured by properties located in 12 states. We believe that our ability to act promptly on loan requests and to expedite a closing provides us with many lending opportunities and enables us to be competitive with other firms that offer similar lending products.

         From time to time, we have also participated as both an equity investor in, and as a mortgage lender to, joint ventures which acquire income-producing real property and in the past we have purchased equity securities in other REITs. As of September 30, 2006, we had equity investments totaling approximately $9.6 million in seven real estate joint ventures, and we owned approximately 1.0 million Common Shares of Entertainment Properties Trust.

         As of September 30, 2006, our portfolio consisted of approximately $284.6 million in mortgage loans (before allowances of $669,000) with an average interest rate of 13.06%. As of September 30, 2006, all outstanding loans, except for one mortgage loan in the aggregate principal amount of $1,346,000, with an allowance of $25,000 for loan losses, were earning interest. The mortgage loan not earning interest represents approximately .5 % of our outstanding loan portfolio at September 30, 2006.

         Of the principal amount of loans outstanding on September 30, 2006, 92% represent first mortgage loans or mortgage loans in which we held a senior or pari passu participation interest, and 8% represent junior mortgage loans or junior participations.

         During the fiscal year ended September 30, 2006, in addition to originating mortgage loans, we were engaged in servicing our loan portfolio, supervising the management of real estate assets owned by us and overseeing the activities of joint ventures in which we are involved as an equity participant.

         We entered into a joint venture agreement with CIT Capital USA, Inc. dated as of November 2, 2006 and agreed to present all loan proposals received by us to the joint venture, which is known as BRT Funding LLC, for its consideration on a first refusal basis until the joint venture originates $100 million in aggregate principal amount of loans (or $150 million, in the event that the joint venture obtains a line of credit of $50 million). The joint venture will fund 100% of the principal of loans that meet its investment criteria until the joint venture has originated loans with an aggregate principal amount of $50 million. Upon funding $50 million of loans, the joint venture will then fund 50% of the principal of loans that it accepts, and we will fund the other 50%. Notwithstanding the foregoing, because we expect that certain of the loan proposals that we present to the joint venture will not meet the specified investment criteria of the joint venture, we will continue to originate loans for our own account during the period prior to the point when the joint venture has originated loans with an aggregate principal amount of $50 million and thereafter. The joint venture is described in greater detail in this Form 10-K under "Business, Joint Venture with CIT Capital U.S.A., Inc."

         On December 11, 2006, we completed a public offering of 2,800,000 shares of our common shares deriving net proceeds of approximately $74.3 million, before expenses. On December 13, 2006, the underwriters exercised their over-allotment option in part and purchased an additional 132,500 of our common shares resulting in additional net proceeds to us of approximately $3.5 million. The net proceeds received by us on December 11, 2006 from the public offering have been used to reduce indebtedness under our margin lines of credit and our revolving credit facility. The net proceeds received by us on December 14, 2006 from the exercise by the underwriters of their over-allotment option have been used to further reduce indebtedness under our revolving credit facility.

Our Investment Strategy and Underwriting Criteria

         Our primary strategy is to maintain and increase the cash available for distribution to our shareholders by originating mortgage loans secured by a diversified portfolio of real property. We actively pursue lending opportunities with property owners and prospective property owners who require short-term financing until permanent financing can be obtained or until the property is sold. Our investment policy emphasizes the origination of short-term senior and junior real estate mortgage loans secured by liens on improved real property which generate rental income. As of September 30, 2006, 92% of the aggregate principal balance of our portfolio consisted of first mortgage loans. Our lending activities focus on operating properties such as multi-family residential properties (including residential property being renovated and converted to condominium ownership), office buildings, shopping centers, mixed use buildings, hotels/motels, industrial buildings and undeveloped real property. During the past year, the percentage of our loans that are secured by residential property that is pending renovation and conversion to condominium ownership has increased, and at September 30, 2006, 39% of our loan portfolio consisted of such loans. We also originate and hold for investment loans secured by improved commercial or multi-family residential property which is vacant, pending renovation and sale or leasing of the property.

         We may sell, from time to time, senior, junior or pari passu participations in mortgage loans that we originate. We may also acquire participations in mortgage loans originated by others, and we may invest in the securities of other REIT's.

         In the past, we have originated mezzanine loans to the owners of real property secured by some or all of the ownership interests that directly or indirectly control the real property. Mezzanine loans are subordinate to the direct mortgage or mortgages placed on the property owned and senior to the equity of the ownership entity.

         When we invest in junior mortgage loans, junior participations in existing loans or in mezzanine loans, the collateral securing our loans is subordinate to the liens of senior mortgages or senior participations. At September 30, 2006, approximately 8 % of our real estate mortgages, or $22.6 million in principal amount, were represented by junior mortgages or junior participations. In certain cases, we may find it advisable to make additional payments in order to maintain the current status of prior liens or to discharge them entirely or to make working capital advances to support current operations. It is possible that the amount which may be recovered by us in cases in which we hold a junior position may be less than our total investment, less allowances for possible losses, and we could lose our entire investment in that loan.

         We also originate mortgage loans to joint ventures in which we are an equity participant. If we determine that a real property investment provides an opportunity to participate in capital appreciation, we may make an equity investment with a joint venturer, and make a mortgage loan, either senior or junior, to the venture. At September 30, 2006, we had $9,608,000 invested in joint ventures in which we were an equity participant, and $550,000 in second mortgage loans was due to us from these joint ventures. In most instances, a mortgage loan made by us to a joint venture in which we are an equity participant is secured by the real property owned by the joint venture.

         In the past three fiscal years there has been significant growth in our loan originations. We originated $309.7 million, $259.3 million and $231.6 million of mortgage loans in fiscal 2006, 2005 and 2004, respectively. In this three year period our lending activities have become nationwide and we have seen an increase in the average loan originated. Both of these factors we attribute to an increase in our marketing activities. As of September 30, 2006, we had loans outstanding that were secured by properties located in 12 states. It is not our present intent to originate or otherwise invest in any mortgage loan secured by property located outside the United States and Puerto Rico.

         When underwriting a loan, the primary focus of our analysis is the intrinsic value of a property, which we determine by considering a number of factors including, without limitation, its location, potential for alternative use, current and potential net operating income and local demographics. We also examine the creditworthiness of a borrower or its principals and take into consideration its or their ability to meet the operational needs of the property and the experience of the borrower or its principals in the real estate industry. Because of our emphasis on fundamental property value, we believe that in the event of default, foreclosure and acquisition of title to a property, we will generally be able to manage a property until market conditions present a favorable opportunity to dispose of the property.

Our Origination Process

         We originate mortgage loans in a number of ways. We rely on the relationships developed by our officers and loan originators with real estate investors, commercial real estate brokers, mortgage brokers and bankers. We have also experienced a great deal of repeat business with our borrowers. Once a loan application is processed, it goes through our due diligence process.

         Loan approvals are based on a review of property information as well as other due diligence activities undertaken by us, including a site visit to the property, an in-house property valuation, a review of the results of operations of the property (if any) or, in a case of an acquisition by our borrower, a review of the borrower's projected results of operations for the property, and a review of the financial condition of the prospective borrower and its principals. If management determines that an environmental assessment of the underlying property is necessary, then such an assessment is conducted by a third-party. Before a loan commitment is issued, a loan must be approved by our loan committee. Loan approval occurs after the assent of not less than four of the seven members of our loan committee, all of whom are our executive officers. We generally obtain a non-refundable cash payment allocable for legal and other expenses from a prospective borrower at the time of issuing a loan commitment, and our loan commitments are generally issued subject to receipt by us of title documentation, in a form satisfactory to us, for the underlying property. The approval of our Board of Trustees is required for each loan which exceeds $20 million in principal amount, and the approval of our Board of Trustees is also required where loans by us to one borrower exceed $30 million, in the aggregate.

         We require either a personal guarantee or a "walk-away guarantee" from the principal or principals of the borrower, in substantially all of the loans originated by us. A "walk-away guarantee" generally provides that the full guarantee terminates only if (1) the borrower conveys title to the property to us within a negotiated period of time after a loan default and (2) the borrower or the guarantor satisfy certain obligations, such as current payment of all real estate taxes and operating expenses. The "walk-away guarantee" is intended to provide an incentive to the principals of a borrower, in a situation where the borrower has defaulted, to have the collateral deeded to us in lieu of foreclosure, thereby eliminating the cost of foreclosure proceedings. By complying with the terms of the "walk-away guarantee," the principals of the borrower avoid the further risk of being personally responsible for any difference between the amount owed to us and the amount we recover in a foreclosure proceeding. If we make more than one loan to a borrower, we may require that all or some of the outstanding loans to that borrower be cross-collateralized.

Our Loan Portfolio

         At September 30, 2006, we had 61 outstanding mortgage loans, aggregating approximately $284.6 million in principal amount before allowances of $669,000, which include senior and junior mortgage loans, participations in mortgage loans (which as of September 30, 2006 were all on a pari passu basis) and loans to joint ventures in which we are an equity participant. Our allowances of $669,000 relate to two of our mortgage loans with an aggregate principal amount of $26.1 million, to two borrowers, of which one borrower was performing its financial obligations under a loan with a principal amount of $24.8 million and the other borrower was not performing under a loan with a principal amount of $1.3 million, as of September 30, 2006.

         At September 30, 2006, our loan portfolio was secured by real property located in 12 states. Loans representing 53% of the principal amount of our total outstanding loans were secured by properties located in the New York metropolitan area, including New Jersey and Connecticut, 34% of the principal amount by properties located in Florida, 5% of the principal amount by properties located in Tennessee, and 8% of the principal amount by properties in the remaining states.

         During the year ended September 30, 2006, we originated approximately $309.7 million of mortgage loans, approximately $157.5 million of our outstanding loans were repaid in whole or in part and we sold participation interests of approximately $61.2 million. Our three largest mortgage loans outstanding (net of participations to others) at September 30, 2006 of approximately $24.8 million, $23.6 million and $16.0 million, each of which is secured by one property, represented approximately 6.7%, 6.4% and 4.3% respectively, of our total assets. There were no other mortgage loans in our portfolio that represented more than 3.6% of our total assets as of September 30, 2006. From the period commencing with our 1999 fiscal year, or October 1, 1998, through September 30, 2006, we originated $1.02 billion of real estate loans on which we have realized losses of $212,000.


         From time to time, we make loans to multiple borrowers that are controlled by the same individual. At September 30, 2006, we had loans outstanding with an aggregate principal amount of $21.8 million to two borrowers controlled by one individual and loans outstanding with an aggregate principal amount of $19.3 million to five borrowers controlled by another individual. The second of these individuals, who at December 11, 2006 controlled six of our borrowers having loans with an aggregate principal amount of $27.1 million, pleaded guilty on November 9, 2006 to four criminal charges relating to (1) the use of a false social security number in connection with a real estate loan that was not from us and (2) the failure to file federal tax returns and to pay federal income taxes for the calendar years 1999, 2000 and 2001. Sentencing in the matter is currently scheduled for February 2007. As of the date of this filing, we have not taken any action, under the applicable loan documents, against the borrowers as a result of this matter. Each of the borrowers under the six loans is performing its financial obligations to us under the loans as of the date of this report, but we can not provide any assurance that the borrowers will continue to perform. We believe that the collateral securing the loans is adequate to support the principal balance due thereunder.

         At September 30, 2006, approximately 95% of our mortgage loans had a floating rate of interest calculated based on a variable spread above the prime rate, with a stated minimum interest rate (also referred to as adjustable rate mortgages), and approximately 5% of our mortgage loans provided for a fixed rate of interest. Interest on our mortgage loans is payable to us monthly. Under our first mortgage loans, we usually require and hold funds in escrow that are payable to us monthly and which are used to pay real estate taxes and casualty insurance premiums. In many instances, a borrower will fund an interest reserve out of the net loan proceeds, from which all or a portion of the interest payments due us are made for a specified period of time.

         The following sets forth information regarding our mortgage loans outstanding at September 30, 2006:


                                                                   Interest       Non-Interest    Prior     No. of     % of
                                                   Total            Earning          Earning      Liens     Loans    Portfolio
                                                   -----            -------          -------      -----      -----   ---------

First mortgage loans:
     Short-term (five years or less):
        Condominium development/
        units                                   110,995,000       110,995,000            -           -         11       39
        Multi-Family Residential                 57,623,000        57,623,000            -           -         18       20
        Land35,074,000                           35,074,000                 -            -           6         12
        Shopping centers/retail                  25,689,000        25,689,000            -           -         12        9
        Office                                   20,803,000        20,803,000            -           -          3        8
        Industrial buildings                      6,221,000         4,875,000    1,346,000           -          3        2
         Residential                              5,598,000         5,598,000            -           -          2        2
Second mortgage loans and
     junior participations:
     Short-term (five years or less):
        Retail                                   19,225,000        19,225,000            -  40,979,000          3        7
        Multi-Family Residential                  2,850,000         2,850,000            -  11,070,000          2        1
        Office                                      550,000           550,000            -   3,418,000          1        -
                                                                                                                       -----


                                                                                                                       100



Loan Defaults

         Loan defaults will reduce our current return and may require us to become involved in expensive and time consuming procedures, including foreclosure and/or bankruptcy proceedings. In the event of a default by a borrower on a mortgage loan, we will foreclose on the mortgage or other collateral held by us or seek to protect our investment through negotiations with the borrower or other interested parties, which may involve further cash outlays. During a foreclosure proceeding, we will usually not receive interest payments under our mortgage. Foreclosure proceedings in certain jurisdictions can take a considerable period of time, and may extend for in excess of two years in many instances. In addition, if a borrower files for protection under the United States federal bankruptcy laws during the foreclosure process, the delays may be longer. In a mortgage foreclosure proceeding, we will typically seek to have a receiver appointed by the court or an independent third party property manager appointed with the borrower's agreement in order to preserve the rental income stream and provide for the maintenance of the property. At the conclusion of the foreclosure or negotiated workout process, which occurs after the property is either sold at auction to a third party purchaser, acquired by us, or the workout process results in the borrower or its designee retaining the property, then the amounts, if any, collected by the receiver or the third party manager, less costs and expenses of operating the property and the receiver's or manager's fees, are usually paid over to us. In certain negotiated workouts, we have acquired title to a property from the borrower and afforded the borrower the opportunity to reacquire the property within a specified period of time at a fixed price.

Our Credit Facility and Our Lines of Credit

         We have a credit facility, which we refer to herein as our revolving credit facility, with a group of banks consisting of North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company to finance our real estate mortgage lending, and pursuant to which those banks make available up to an aggregate of $185 million on a revolving basis. The revolving credit facility matures on February 1, 2008, and may be extended for two additional one-year periods for a fee of $462,500. The amount which can be outstanding under the revolving credit facility may not exceed an amount equal to the sum of (1) 65% of our first mortgages, plus (2) 50% of our second mortgages and (3) 50% of the fair market value of certain of our owned real estate, all of which are pledged to the lending banks as collateral. At September 30, 2006, $152 million was available to be drawn based on the lending formula under the revolving credit facility and $122 million was outstanding. At November 30, 2006, $173 million was available to be drawn down based on the lending formula under our credit facility and $123 million was outstanding. On December 11, 2006, we applied $55 million from the net proceeds received by us in the public offering of our common beneficial shares, which was consummated on December 11, 2006, to reduce the outstanding amount due on our credit line to $68 million and on December 14, 2006 we applied the $3.5 million received by us on the exercise by the underwriters of their over-allotment option to further reduce the outstanding amount due on our credit line to $64.5 million. Borrowings under the revolving credit facility bear interest at 30 day LIBOR plus 225 basis points, or 7.58% per annum as of September 30, 2006. The loan agreement between us and our lenders contains affirmative and negative covenants, including (1) a requirement that the ratio of shareholders' equity to bank debt shall not be less than 1.00 to 1.00, and (2) a required debt coverage ratio of 1.50 to 1.00.

         We also have the ability to borrow under two margin lines of credit maintained with a national brokerage firm, secured (1) by the common shares we own in Entertainment Properties Trust and (2) by various other securities that we own. Under the terms of these lines of credit, we may borrow up to an amount equal to 50% of the market value of the securities we own. At September 30, 2006, $19.5 million was outstanding under one of these margin accounts, and zero was outstanding under the other margin account. For the three month period ended September 30, 2006, the average interest rate paid on these margin accounts was 8.18%. Our margin lines were paid in full by us on December 11, 2006, using a portion of the public offering proceeds.

Trust Preferred Securities

         We have issued trust preferred securities, in an aggregate principal amount of $56.7 million, through two wholly-owned subsidiaries, BRT Realty Trust Statutory Trust I and BRT Realty Trust Statutory Trust II. Of these, trust preferred securities with an aggregate principal amount of $25.8 million require distributions at a rate of 8.23% per annum through April 30, 2016, and trust preferred securities with an aggregate principal amount of $30.9 million require distributions at a rate of 8.49% per annum through April 30, 2016. The trust preferred securities mature on April 30, 2036 and are redeemable at our option at par beginning on April 30, 2011.

Joint Venture with CIT Capital USA, Inc.

         On November 2, 2006, BRT Joint Venture No. 1 LLC, a wholly owned subsidiary of ours (which we refer to herein as the BRT member), entered into a joint venture agreement with and among (1) CIT Capital USA, Inc., which we refer to herein as the CIT member and which is a wholly owned subsidiary of CIT Group, Inc., and (2) BRT Funding LLC, a limited liability company formed under the laws of the State of Delaware, which we refer to as the joint venture. The joint venture will engage in the business of investing in short-term commercial real estate loans for terms of six months to three years, commonly referred to as bridge loans, similar to those that we originate. The BRT member is the managing member of the joint venture. The initial capitalization of the joint venture will be up to $100 million, of which 25% will be funded by the BRT member and 75% will be funded by the CIT member. In addition, the joint venture contemplates that it will obtain a line of credit from a third party lender for up to $50 million. At this time, however, there are no agreements or commitments in place with respect to such line of credit and neither we nor the joint venture can provide any assurance that the joint venture will ultimately obtain a line of credit.

         We have agreed to present all loan proposals received by us to the joint venture for its consideration on a first refusal basis, under procedures set forth in the joint venture agreement, until the joint venture originates loans with an aggregate principal amount of $100 million (or, in the event that a line of credit at the maximum level is obtained, $150 million).

         Following is a summary of the provisions of the joint venture agreement, which is qualified in its entirety by reference to the joint venture agreement, a copy of which was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2006.

         Funding. During the current period and for so long as the joint venture does not have a line of credit from a third party lender, the BRT member will fund 25% of each loan made by the joint venture, and the CIT member will fund 75% of each loan made by the joint venture. In the event that the joint venture obtains a line of credit from a third party lender, the joint venture will draw down on the line of credit to fund one third of each loan made by the joint venture, the BRT member will fund one sixth of the principal amount of such loans and the CIT member will fund half of the principal amount of such loans. The joint venture will fund 100% of the principal amount of loans that meet its investment criteria until the joint venture has originated loans with an aggregate principal amount of $50 million. Upon funding $50 million of loans, the joint venture will then fund 50% of the principal of loans that it accepts, and BRT will fund the other 50%, in each such case pursuant to a participation agreement with respect to each such loan to be entered into with the joint venture.

         Allocations. We will manage the joint venture and will receive a management allocation calculated as 1% of the loan portfolio amount, annualized, and payable quarterly. Origination fees up to 2% of the principal amount of a loan will be distributed 37.5% to the CIT member and 62.5% to the BRT member. Any amount of origination fees in excess of 2% of the principal amount of a loan but not exceeding 3% of the principal amount of the loan will be paid to REIT Management Corp., BRT's advisor. Any amounts of the joint venture's origination fees which exceed 3% of the principal amount of a loan will be paid 37.5% to the CIT member and 62.5% to the BRT member. The joint venture will distribute net available cash to its two members on a pro-rata basis until the CIT member receives a return of 9% (inclusive of origination fees), annualized on its outstanding advances. If the joint venture is able to provide the CIT member with an annualized 9% return, thereafter, additional available net cash will be distributed, 37.5% to the CIT member and 62.5% to the BRT member.

         Loan Review. Loan proposals presented to the joint venture will be reviewed by BRT's loan committee. Up to three individuals shall be designated as the designees of the CIT member to receive notice of, to attend and to participate in any such meeting of BRT's loan committee. If a proposed loan meets the joint ventures specified investment criteria, it will be deemed accepted by both members. If a proposed loan does not meet such criteria, then following the meeting of the loan committee, the CIT member shall have two business days to indicate its disapproval of the proposal, and if such disapproval is not provided, then the loan proposal shall be deemed approved; provided, however, that in the event that the CIT member requests additional information with respect to any loan proposal, the CIT member shall have two business days following the earlier of (1) the receipt of such information or
(2) the loan closing to approve or disapprove of such loan. BRT may originate for its own account any loan that is disapproved, or deemed to be disapproved, by the CIT member.

         Losses. If the joint venture sustains any loss of principal with respect to loans that are foreclosed upon, the BRT member will reimburse the CIT member up to 75% of the actual loss, but only to the extent that amounts received by BRT member from cash distributions exceed the BRT member's 9% return, with such reimbursement to be capped at two-thirds of 1% of the highest aggregate principal amount of the venture's loans outstanding.

         Restrictions. The joint venture agreement includes a number of restrictions on the activities of BRT, the BRT member, CIT and the CIT member, some of which are summarized herein:

         During the term of the joint venture agreement and until eighteen months following the dissolution of the joint venture (which period is referred to as the restricted period), CIT's commercial real estate business unit will not, without the consent of BRT or the BRT member, make any commercial real estate loans to any borrowers that are initially introduced to the joint venture by the BRT member, by a mortgage broker associated with the BRT member or by any of BRT's affiliates.

         During the term of the joint venture agreement, without the consent of CIT or of the CIT member, BRT will not make any commercial real estate loan other than through the joint venture or as provided by the joint venture agreement; provided however, that BRT shall not be precluded during the term of the joint venture agreement from making any loan that is disapproved or deemed disapproved by the joint venture or that the joint venture is not able to make because of the absence of available funding.

         During the term of the joint venture agreement, BRT will not enter into any transaction or arrangement with any other person to manage or service such person's mortgage loan portfolio or other real estate loans. BRT has also agreed that it shall not during the term of the joint venture agreement, enter into any joint venture or partnership to make, manage or service any third parties mortgage loan portfolio or other real estate loans.

         CIT shall be entitled to enter into a joint venture or other arrangement with another person to make or invest in commercial real estate loans, provided that prior to entering into any such joint venture or other arrangement during the restricted period, CIT provides BRT with 30 days notice of such proposed action. In the event BRT desires to participate in such investment, at a level of up 25% of the investment, BRT shall provide notice of its intention to do so within 20 days of being notified by CIT of the proposed investment. CIT has agreed that in the event that BRT so provides timely notice of its intention to participate, CIT will not close or otherwise proceed with any such joint venture or other arrangement unless BRT is given the opportunity to participate in the investment along substantially the same terms and conditions as CIT.

         In addition to the foregoing, CIT shall be entitled to lend funds to another person that makes commercial real estate loans; provided however, that prior to entering into any such transaction during the restricted period, CIT shall provide BRT with 30 days notice of its intention to do so. In the event that BRT desires to participate in any such loan in an amount up to 25% of the loan, BRT shall, within 20 days following its receipt of such notice, gives CIT written notice of its commitment to do so. In the event that BRT does provide such notice within such 20 day period, CIT shall not close on any such loan unless BRT is given he opportunity to participate in CIT's investment on the same or substantially the same terms and conditions as CIT.

         Termination. The joint venture agreement is terminable by either member upon 60 days notice. Upon any such termination, any loans then held by the joint venture will continue to be held by the joint venture until the maturity or, if earlier, repayment, of such loans.

         We have agreed to pay a fee of 4% of the funds advanced by the CIT member to the joint venture, as and when such funds are advanced, to a merchant banking firm that performed certain services for us and the joint venture in the transaction. One of the managing directors of the merchant bank is an independent director of One Liberty Properties, Inc., which is an affiliate of BRT. The merchant banking firm is otherwise unrelated to BRT.

Our Investment in Entertainment Properties Trust

         As of September 30, 2006, we owned approximately 1.0 million common shares of Entertainment Properties Trust, a New York Stock Exchange listed company, which is referred to herein as EPR. These shares were purchased at an average cost for book purposes of $13.14 per share. As of September 30, 2006, the market value of this investment was approximately $49.8 million, or $49.32 per share and as of November 30, 2006 was approximately $61.3 million, or $60.70 per share. In our 2006 fiscal year, EPR paid or declared cash dividends to its shareholders at a quarterly rate of $.6875 per share, which provided us with an annual yield of 21% on our book cost. From time to time, we evaluate our investment in EPR and determine whether or not to sell any EPR shares, taking into consideration EPR's results of operations and business prospects, as well as general market conditions.

Our Real Estate Assets

         In addition to originating mortgage loans, we supervise the management of our real estate assets, which include properties that were acquired by foreclosure and properties owned by joint ventures in which we participate as an equity investor. At September 30, 2006, approximately 2% of our total assets, or an aggregate of approximately $6.2 million, was represented by three operating properties, two of which were acquired by foreclosure. One of the properties acquired in foreclosure, with a book value of $2.8 million, was sold in October 2006 for a consideration of $3.2 million. At September 30, 2006, approximately 3% of our total assets, or an aggregate of approximately $9.6 million, was represented by interests in the joint ventures that collectively own seven properties. In November 2006, one of the joint ventures in which we hold a 50% equity interest sold its only property for a consideration of $17.4 million, which results in a book gain to us of approximately $1.8 million in the quarter ending December 31, 2006. This sale also results in a decrease of $7.4 million in the amount of our assets represented by interests in joint ventures. From time to time, we evaluate the status of our real estate assets and determine our short-term and long-term objectives for these investments.

Competition

         With respect to our real estate lending activities, we compete for investments with other entities, including other mortgage REITs, commercial banks, savings and loan associations, specialty finance companies, conduits, pension funds, public and private lending companies, and mortgage bankers. Competition for mortgage loans is highly competitive, with lenders competing on rate, fees, amounts committed, term and service. Many of our competitors possess greater financial and other resources than we possess. Competitive variables include market visibility, size of loans offered and underwriting standards. To the extent a competitor is willing to risk larger capital in a particular transaction, or employ more liberal underwriting standards, our origination volume and profit margins could be adversely impacted. We compete by offering rapid response time in terms of approval and closing and by offering "no prepayment penalty" loans, and we may offer a higher loan to value ratio than institutional competitors. In order to compete more effectively, we engage in an active advertising and marketing program.

Our Structure

         We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a master limited partnership involved in the ownership and operation of a diversified portfolio of real estate, and One Liberty Properties, Inc., a publicly-traded REIT. Jeffrey A. Gould, our President and Chief Executive Officer, George Zweier, our Vice President and Chief Financial Officer, two officers engaged in loan origination and underwriting activities, four others engaged in underwriting and servicing activities devote substantially all of their business time to our company, while our other personnel share their services on a part-time basis with us and other affiliated entities that share our executive offices. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among us and the affiliated entities, which we refer to as the Shared Services Agreement. The allocation is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each entity that is a party to the Shared Services Agreement.

         In addition, we are party to an advisory agreement, which we refer to as the Advisory Agreement, between us and REIT Management Corp. Pursuant to the Advisory Agreement, REIT Management furnishes advisory and administrative services with respect to our business, including, without limitation, arranging credit lines for us, participating in our loan analysis and approvals, providing investment advice, providing assistance with building inspections and litigation support. For services performed by REIT Management under the Advisory Agreement, REIT Management has received, and will receive through December 31, 2006, an annual fee of 1% payable on mortgages receivable, subordinated land leases and investments in unconsolidated ventures, as well as an annual fee of 1/2 of 1% of our invested assets other than mortgages receivable, subordinated land leases and investments in unconsolidated ventures. During the year ended September 30, 2006, we paid $2.7 million directly to REIT Management under the Advisory Agreement. In addition, our borrowers pay fees directly to REIT Management based on their loans, which generally are one-time fees payable upon funding of the loan commitment, in the amount of 1% of the total commitment amount. During the year ended September 30, 2006, these fees totaled $3.2 million. The Advisory Agreement has been amended to provide that effective January 1, 2007 the asset management fee will be six tenths of 1% of our invested assets and that there will be an incentive fee from borrowers payable upon funding a loan commitment of 1/2 of 1% of the total commitment amount, provided that we have received at least a loan commitment fee of 1% from the borrower in any such transaction and any loan commitment fee in excess of 1 1/2% of the total commitment amount will be retained by us. REIT Management Corp. is also entitled to receive certain fees under the joint venture agreement with CIT Capital USA, Inc. REIT Management is wholly owned by the chairman of our Board of Trustees and he and other of our executive officers receive compensation, directly or indirectly, from REIT Management Corp. We discuss compensation paid by REIT Management Corp. to our Chairman and to certain of our executive officers in our proxy statement for our Annual Meeting of Shareholders.

         We believe that the Shared Services Agreement and the Advisory Agreement allow our company to benefit from access to, and from the services of, a group of senior executives with significant real estate knowledge and experience.

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

Available Information

         You can access financial and other information regarding our company on our website: www.brtrealty.com. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report. We make available, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the Securities and Exchange Commission.

Item 1A.  Risk Factors.

         In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to Our Business

If borrowers default on loans, we will experience a decrease in income and any recovery may be limited by the value of the underlying property

         Loan defaults will result in a decrease in interest income and may require an increase in loan loss reserves. The decrease in interest income resulting from loan defaults may be for a prolonged period of time as we seek to recover primarily through legal proceedings, the outstanding principal balance, accrued interest, default interest and our legal costs. These legal proceedings, which may include foreclosure actions and bankruptcy and reorganization proceedings, are expensive and time consuming. The decrease in interest income and the costs involved in seeking to recover the outstanding amounts will reduce the amount of cash available to meet our expenses. In addition, the decrease in interest income and increases in loan loss reserves will have an adverse impact on our net income, taxable income and shareholders' equity. The decrease in interest income and the costs involved in seeking to recover the outstanding amounts could have an adverse impact on the cash distributions paid by us to our shareholders and our ability to continue to pay cash distributions in the future.

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

If a significant number of our mortgage loans are in default or we otherwise must write down our loans, a breach of our revolving credit facility could occur

         Our revolving credit facility with North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company includes financial covenants that require us to maintain certain financial ratios, including a debt service ratio and an equity to indebtedness ratio. If a significant number of our mortgage loans are in default or if a recessionary environment exists under which generally accepted accounting principles require us to take provisions against our loans or against our real estate assets, our financial position could be materially adversely affected causing us to be in breach of the financial covenants.

         A breach by us of the covenants to maintain the financial ratios would place us in default under our revolving credit facility, and, if the banks called a default and required us to repay the full amount outstanding under the revolving credit facility, we might be required to dispose of assets in a rapid fashion, which could have an adverse impact on the amounts we would receive on such disposition. If we are unable to dispose of assets in a timely fashion to the satisfaction of the banks, the banks could foreclose on all, or any portion of, our loan portfolio pledged to the banks as collateral, which could result in the disposition of loans at below market values. The disposition of loans at below our carrying value would adversely affect our net income, reduce our net worth and adversely affect our ability to pay cash distributions to our shareholders.

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

         In the event of a default on a junior lien, if permitted, we may elect to make payments to the senior mortgage holder in order to prevent foreclosure of the senior lien holder. However, in certain situations, we may not have the right to make payments to the senior lien holder, or may choose not to make such payments despite having the right to do so. In such cases, the senior lien holder may foreclose and we will be entitled to share in the proceeds of the foreclosure sale only after amounts due to senior lien holders have been paid in full. This can result in the loss of all or part of our investment, adversely affecting our net income, shareholders' equity and cash distributions to our shareholders.

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

We may have less control of our investment when we invest in joint ventures

         We have made loans to, and acquired equity interests in, joint ventures that own income producing real property. Our co-venturers may have different interests or goals than we do or our co-venturers may not be able or willing to take an action that is desired by us. A disagreement with respect to the activities of the joint venture could result in a substantial diversion of time and effort by our management and could result in our exercise, or one of our co-venturers exercise, of the buy/sell provision typically contained in our joint venture organizational documents. In addition, there is no limitation under our charter documents as to the amount of funds that we may invest in joint ventures. Accordingly, we may invest a substantial amount of our funds in joint ventures which ultimately may not be profitable as a result of disagreements with and among our co-venturers.

The accounting treatment of the assets held by our CIT joint venture could make it difficult to analyze our future financial statements and to compare them with our prior period financial statements

         We presently are a 25% joint venture partner with CIT Capital USA, Inc. in a joint venture that was established in November 2006 to originate bridge loans similar to those which we generally originate. Because our share of earnings from the joint venture will be shown on our financial statements under the equity method of accounting, it will be more difficult to analyze our earnings. In addition, it may be difficult to compare our investment in the joint venture, as reflected in our financial statements, with our financial statements from prior periods.

Our inability to control our joint venture with CIT could result in diversion of time and effort by our management and the inability to achieve the goals of the joint venture

         Our investment in the joint venture with CIT Capital USA, Inc. may involve risks not otherwise present in investments made solely by us, including that our co-investor may have different interests or goals than we do, and that our co-investor may not be willing to take an action that is desired by us. Disagreements with our co-investor could result in the inability of the joint venture to successfully fund, finance or otherwise manage loans as intended by the joint venture agreement. In addition, under the joint venture agreement, we have agreed to present loan proposals received by us to the joint venture, for its consideration on a right of first refusal basis, until the joint venture originates loans with an aggregate principal amount of $100 million (or $150 million if the joint venture obtains a line of credit of $50 million). As a result, we will be required to share in the income of all loans we originate that the joint venture accepts, until the joint venture's portfolio reaches $100 million (or $150 million if the joint venture obtains a line of credit of $50 million). The BRT member of the joint venture has also agreed to reimburse the CIT member, on a limited basis, for certain losses, if any, incurred by the joint venture on foreclosed property.

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

An SEC investigation involving our affiliate could adversely affect our stock price

         On June 21, 2006, One Liberty Properties, Inc., a company affiliated with us, announced that it received a formal order of investigation from the SEC. One Liberty has disclosed that the SEC has requested information regarding "related party" transactions between One Liberty and entities affiliated with it and with certain of One Liberty's officers and directors and compensation paid to certain of One Liberty's executive officers by those affiliates. In connection with such investigation, the SEC served a subpoena on us requesting that the we produce certain documents, relating to, among other things, related party transactions between us and certain affiliates of ours and our executive officers. One Liberty and BRT have several executive officers and directors in common. Moreover, we have engaged in the past in related party transactions with some of the same affiliated entities as One Liberty and others and continue to do so. We are complying with the SEC's subpoena. We are not aware of the scope of the SEC's investigation of One Liberty. We cannot predict what the outcome of the SEC's investigation or document request will be.

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

We will be adversely affected by a decrease in the market value of, or cash distributions paid on, shares of Entertainment Properties Trust

         The closing market value of the shares of EPR owned by us at September 30, 2006 and November 30, 2006 were $49.8 million and $61.3 million, respectively, while our cost basis was $13.3 million. At September 30, 2006, our balance sheet reflects as an asset $53.3 million of available-for-sale securities, of which $49.8 million represents the market value of the shares of EPR owned by us on September 30, 2006 and $36.5 million, or 24% of our shareholders' equity, represents the difference between our cost basis for such shares and the market value for such shares. We have no business relationship, affiliation with or influence over the business or operations of EPR. Any substantial decrease in the market value of EPR shares, whether resulting from activities of EPR, its management, market forces or otherwise, could result in a material decrease in our total assets and our shareholders' equity.

         Our ownership of shares of EPR resulted in the receipt by us for the fiscal year ended September 30, 2006 of cash dividends of $2.7 million. If there is a decrease in the EPR dividend for any reason, it could reduce the amount of cash distributions available for our shareholders. In addition, if the stock price of EPR were to decline, our profit from the sale of these shares would decline or could be eliminated.

         We have established two margin lines of credit collateralized primarily by the EPR shares owned by us. At September 30, 2006, $26.5 million was available under these margin lines of credit, of which $19.5 million was outstanding, and at November 30, 2006, $31.5 million was available under these margin lines of credit, of which $19.0 million was outstanding. Our margin lines of credit were paid in full on December 11, 2006 from the proceeds we received from our underwritten public offering completed on December 11, 2006. When we have amounts outstanding under these margin lines of credit, a significant decrease in the value of the EPR shares could result in a margin call and, if cash is not available from other sources, a sale of EPR shares may be required at a time when we would prefer not to sell EPR shares, resulting in the possibility that such shares could be sold at a loss.

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

We cannot assure you of our ability to pay dividends in the future

         We intend to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our board of trustees and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of trustees may deem relevant from time to time. We cannot assure you that we will be able to pay dividends in the future.

Item 1B.  Unresolved Staff Comments.

         None.

Forward-Looking Statements

         This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us contains certain-forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain beliefs and assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of words such as "may," "will," "will likely result," "shall," "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. We do not intend to update our forward looking statements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

o        defaults by borrowers in paying debt service on outstanding loans;
o        an inability to originate loans on favorable terms;
o        increased competition from entities engaged in mortgage lending;
o        general and local economic and business conditions;
o        general and local real estate conditions;
o        changes in Federal, state and local governmental laws and regulations;
o        an inability to retain our REIT qualification; and
o        the availability of and costs associated with sources of liquidity.

Accordingly, there can be no assurance that our expectations will be realized.

                        Executive Officers of Registrant

Set forth below is a list of our executive officers whose terms will expire at our 2007 annual Board of Trustees' meeting. The business history of officers who are also Trustees will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than January 29, 2007.

  Name                                               Office

  Fredric H. Gould*                  Chairman of the Board of Trustees

  Jeffrey A. Gould*                  President and Chief Executive Officer;
                                     Trustee

  Matthew J. Gould*                  Senior Vice President; Trustee

  Simeon Brinberg**                  Senior Vice President; Senior Counsel and
                                     Secretary

  David W. Kalish                    Senior Vice President, Finance

  Israel Rosenzweig                  Senior Vice President

  Mark H. Lundy**                    Senior Vice President, General Counsel and
                                     Assistant Secretary

  George E. Zweier                   Vice President, Chief Financial Officer

  David Heiden                       Vice President

  Mitchell K. Gould Vice President

*    Fredric H. Gould is the father of Jeffrey A. and Matthew J. Gould.
**   Simeon Brinberg is Mark H. Lundy's father-in-law.

     Simeon Brinberg (age 72) has been our Secretary since 1983, a Senior Vice President since 1988, and Senior Counsel since March 2006. Mr. Brinberg has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., since October 1988. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. Since June 1989, Mr. Brinberg has been a Vice President of One Liberty Properties, Inc., a REIT engaged in the ownership of income producing real properties leased to tenants under long term leases. Mr. Brinberg is a member of the New York Bar and was engaged in the private practice of law for approximately 30 years prior to 1988.

     David W. Kalish (age 59) has been our Senior Vice President, Finance since August 1998. Mr. Kalish was our Vice President and Chief Financial Officer from June 1990 until August 1998. He has also been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June 1990. For more than five years prior to June 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company LLP and its predecessors.

     Israel Rosenzweig (age 59) has been a Senior Vice President since April 1998. Mr. Rosenzweig has been a Vice President of Georgetown Partners, Inc. since May 1997 and since 2000 has been President of GP Partners, Inc., an affiliate of Gould Investors L.P., which is engaged in providing advisory services in the real estate and financial services industries to an investment advisor. He also has been a Senior Vice President of One Liberty Properties, Inc. since May 1997.

     Mark H. Lundy (age 44) has been our General Counsel and Assistant Secretary since March 2006 and a Senior Vice President since March 2005. Prior to March 2005 and since 1993, he has been a Vice President. He has been the Secretary of One Liberty Properties, Inc. since June 1993 and he also serves as a Senior Vice President of One Liberty Properties, Inc. Mr. Lundy has been a Vice President of Georgetown Partners, Inc. (currently Senior Vice President) since July 1990. He is a member of the bars of New York and Washington, D.C.

     George E. Zweier (age 42) has been employed by us since June 1998 and was elected Vice President, Chief Financial Officer in August 1998. For approximately five years prior to joining us, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo--Mitsubishi Limited in its New York office.

     David Heiden (age 40) has been employed by us since April 1998 and has been a Vice President since March 1999. From May 1997 until April 1998, Mr. Heiden was an associate at GMAC Commercial Mortgage engaged in originating and underwriting commercial real estate loans for securitization. He is a licensed real estate appraiser and real estate broker.

     Mitchell K. Gould (age 33) has been employed by us since May 1998 and has been a Vice President since March 1999. From January 1998 until May 1998, Mr. Gould was employed by Bear Stearns Companies, Inc. where he was engaged in originating and underwriting commercial real estate loans for securitization.

Item 2.   Properties.

         Our executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where we currently occupy approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building in which our executive offices are located is owned by a subsidiary of Gould Investors L.P. For the year ended September 30, 2006, we contributed $69,000 to the annual rent of $388,000 paid by Gould Investors L.P., REIT Management Corp., One Liberty Properties,
Inc., and related entities. We also lease, under a direct lease with a subsidiary of Gould Investors L.P., an additional 1,800 square feet directly adjacent to the 12,000 square feet at an annual rental of $55,000.

         At September 30, 2006, we did not own any real property with a book value equal to or greater than 10% of our total assets. It has been our policy to operate, with a view toward eventual sale, all real estate assets acquired by us in foreclosure or deed in lieu of foreclosure. During the year ended September 30, 2006, we sold two cooperative apartments located in New York City for a gain on sale of $726,000.

Item 3.   Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended September 30, 2006.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Our common shares of beneficial interest, or Beneficial Shares, are listed on the New York Stock Exchange, or the NYSE. The following table shows for the periods indicated, the high and low sales prices of the Beneficial Shares on the NYSE as reported on the Composite Tape and the per share dividend paid for the periods indicated:

                                                                                                 Dividend
         Fiscal Year Ended September 30,                    High               Low               Per Share
         ------------------------------                     ----              ---                ---------

         2006

         First Quarter                                      $24.75            $21.90                  $.52
         Second Quarter                                      27.42             23.80                   .52
         Third Quarter                                       27.65             25.00                   .54
         Fourth Quarter                                      32.35             25.33                   .56

         2005

         First Quarter                                      $25.10            $21.05                  $.48
         Second Quarter                                      24.60             20.70                   .48
         Third Quarter                                       24.46             20.75                   .50
         Fourth Quarter                                      24.25             22.01                   .50


         As of December 11, 2006, there were approximately 1,011 holders of record of our Beneficial Shares and approximately 4,153 shareholders.

         We qualify as a REIT for Federal income tax purposes. In order to maintain that status, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. The amount and timing of future cash distributions will be at the discretion of our Board of Trustees and will depend upon our financial condition, earnings, business plan, cash flow and other factors. Provided we are not in default of the affirmative and negative covenants contained in our revolving credit facility with North Fork Bank, VNB New York Corp. and Signature Bank, the credit facility does not preclude the payment by us of the cash distributions necessary to maintain our status as a REIT for Federal income tax purposes.

Equity Compensation Plan Information

         The table below provides information as of September 30, 2006 with respect to our Beneficial Shares that may be issued under the BRT Realty Trust 1996 Stock Option Plan and the BRT Realty Trust 2003 Incentive Plan:

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
                                                   (a)                      (b)                      (c)




Equity compensation
plans approved by
security holders                                26,250 (1)                 $ 8.88                  219,490

Equity compensation
plans not approved                                   -                          -                        -
by security holders
                                                -------                    ------                  -------
Total                                           26,250 (1)                 $ 8.88                  219,490

(1) Does not include 125,010 shares of restricted stock issued to officers, directors, employees and consultants of ours. None of these restricted shares vest, except under special circumstances if vesting is accelerated by our Compensation Committee and Board of Trustees, until 2008.

Item 6.  Selected Financial Information.

         The following table, not covered by the report of the independent registered public accounting firm, sets forth selected historical financial data for each of the fiscal periods in the five years ended September 30, 2006. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.


                                                                      Fiscal Years Ended
                                                                         September 30,

                                            2006              2005          2004             2003          2002
                                            ----              ----          ----             ----          ----
                                                       (In thousands, except for per share amounts)


Operating statement data
Total revenues                               $37,488         $25,491        $17,661         $13,891       $16,498
Total expenses                                20,708          11,975          9,114           5,862         5,639
Income from continuing operations             19,279          14,441         10,347          12,797        11,392
Discontinued operations                          792           1,773          1,655             886         1,194
Net income (1)                                20,071          16,214         12,002          13,683        12,586

Income per
 beneficial share: (1)
Income from continuing operations              $2.43           $1.86          $1.36           $1.71         $1.55
Discontinued operations                          .10             .23            .22             .12           .16
                                              ------          ------          -----           -----         -----
   Basic earnings per share                    $2.53            $2.09         $1.58           $1.83         $1.71

Income from continuing operations              $2.42            $1.85         $1.34           $1.68         $1.52
Discontinued operations                          .10              .23           .21             .12           .16
                                               -----            -----         -----           -----         -----
   Diluted earnings per share                  $2.52            $2.08         $1.55           $1.80         $1.68
Cash distribution per
 common share                                  $2.14            $1.96         $1.79           $1.30         $1.04

Balance sheet data:
Total assets                                 371,042         266,198        198,005         139,002       134,931
Earning real
 estate loans (2)                            283,282         192,012        132,229          63,733        84,112
Non-earning real
 estate loans (2)                              1,346           1,617          3,096           3,145           415
Real estate assets                            12,950          12,188         13,680          13,066        13,204
Available-for-sale securities
 at market                                    53,252          48,453         41,491          36,354        31,178
Borrowed funds                               141,464         110,932          53,86          24,755        14,745
Junior Subordinated Notes                     56,702               -              -               -             -
Loans and mortgages
    payable                                    2,471           2,542         2,609            2,680         2,745
Shareholders' equity                         154,435         142,655       132,063          125,932       114,291

(1)      Includes $680,000, $1,641,000 and $4,332,000, or $.09, $.21 and $.57
         per share on a diluted basis, for the fiscal years ended September 30, 2005, 2004 and 2003, respectively, from gain on sale of available-for-sale-securities. There were no gains from the sale of available-for-sale securities in 2006 or 2002.

(2) Earning and non-earning loans and are presented without deduction of the related allowance for possible losses.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

General

Our primary business operations involve the origination and holding for investment and servicing of mortgage loans. Our profitability in any year is most affected by the principal amount of loans originated, the type of loans originated and the payoff and pay down of outstanding mortgage loans during such year. These factors determine, to a significant extent, the interest income and fee income earned during such year. We cannot project the principal amount or type of loans which will be originated in any year or those loan applications submitted to us which will be approved by our loan committee or Board of Trustees, as the case may be. Due to the short term nature of our loan portfolio and our "no prepayment penalty" policy, we cannot project the rate of payoffs or paydowns against our loan portfolio in any year. As noted in the discussion below, both the 2006 fiscal year and the 2005 fiscal year reflect an increase in interest and fee income compared to the preceding fiscal year. The primary reason for these increases is the significant increase in loan originations which we attribute to the increase in our marketing activities.

2006 vs. 2005

         Interest and fees on loans increased to $33,263,000 for the year ended September 30, 2006, as compared to $21,549,000 for the year ended September 30, 2005, an increase of $11,714,000, or 54%. During the current fiscal year, we experienced an increase in the volume of loan originations that caused the average balance of loans outstanding to increase to $216,400,000 in the current fiscal year from $145,700,000 in the prior fiscal year. This resulted in an increase in interest income of $9,541,000. Increases in the prime rate of interest caused the interest rate earned on our portfolio to increase from 12.63% to 13.62%, resulting in a $1,539,000 increase in interest income. We recognized an increase of $1,003,000 in fee income in 2006, which is consistent with the increased loan volume we experienced in the current fiscal year. We also realized $51,000 of additional interest income from the collection of interest on a loan that was previously in default. Offsetting these increases was a decline in interest income of $420,000 resulting from the collection of interest in excess of the stated rate on a loan that went into default and was paid in full in the prior fiscal year.

         Operating income from real estate properties increased by $231,000, or 23%, to $1,214,000 in the fiscal year ended September 30, 2006 from $983,000 in the fiscal year ended September 30, 2005. This increase is the result of the write off in the 2005 fiscal year of $370,000 of straight line rent related to a retail tenant that filed for bankruptcy in October 2005. This was offset by the loss of rental income of $242,000 on this space in the current year. This space was re-leased in July 2006 to a new tenant. Additionally, in fiscal 2006 we recorded $85,000 of additional income from the refund of real estate taxes on a property that was sold in a prior year.

         Other income, primarily investment income, increased by $52,000, or 2%, from $2,959,000 in the fiscal year ended September 30, 2005 to $3,011,000 in the fiscal year ended September 30, 2006. This increase was partially the result of a 10% increase in the annual dividend paid on the EPR shares we own from $2.50 per share to $2.75 per share and an increase in the average balance of other investment balances. Offsetting these increases was a decline of $365,000 from the payoff of a loan in fiscal 2005, a portion of which had been previously written off.

         Interest expense on borrowed funds increased to $10,718,000 in the fiscal year ended September 30, 2006 from $4,324,000 in the fiscal year ended September 30, 2005. This increase of $6,394,000, or 148%, is due to an increase in the average balance of borrowed funds outstanding to fund increased loan originations. The average balance of borrowed funds outstanding increased by $68.9 million, from $66.2 million in the prior fiscal year to $135.1 million in the current fiscal year. This caused an increase in interest expense of $5,495,000. An increase in the average rate paid on our borrowings from 6.44% to 7.93% caused $899,000 of the increase in interest expense. The average interest rate includes the amortization of deferred borrowing costs and a .3% fee, based on the value of the assets in the margin account, to maintain the margin account.

         The advisor's fee paid to REIT Management Corp., which is calculated pursuant to the Advisory Agreement and is based on invested assets, increased $820,000, or 44%, in the fiscal year ended September 30, 2006 to $2,682,000 from $1,862,000 in the fiscal year ended September 30, 2005. The increase is a result of a larger outstanding balance of invested assets, primarily loans, in the current fiscal year, directly resulting in an increase in the fee.

         General and administrative expenses increased to $5,809,000 in the fiscal year ended September 30, 2006 from $4,398,000 in the fiscal year ended September 30, 2005. This increase of $1,411,000, or 32%, was the result of several factors. Payroll and payroll related expenses increased by $730,000, as a result of staff additions, increased commissions paid to loan originators and restricted stock amortization. In the fiscal year ended September 30, 2006, we incurred $296,000 in legal, professional and printing expenses related to a contemplated public offering which was cancelled due to adverse market conditions. Professional fees also increased by $111,000 primarily due to foreclosure related legal expenses. The expenses allocated to us pursuant to a shared services agreement among us and related entities for legal and accounting services increased by $73,000, in the year ended September 30, 2006, primarily as the result of the negotiation of our new credit facility (which closed in January 2006) and as the result of professional services related to the cancelled offering. Advertising expense also increased by $117,000, as we continued to expand our marketing efforts. The remaining increase in expense of $84,000 was due to higher operating expenses in several categories, none of which was significant.

         Other taxes increased by $146,000, or 35%, to $563,000 for the fiscal year ended September 30, 2006 from $417,000 in the fiscal year ended September 30, 2005. This was the result of an increase in the amount of federal excise tax recorded. The federal excise tax is based on taxable income generated during the current fiscal year but not distributed.

         Equity in (loss) earnings of unconsolidated joint ventures decreased by $264,000, or 103%, from $257,000 in the fiscal year ended September 30, 2005 to a loss of $7,000 in the fiscal year ended September 30, 2006. In the fiscal year ended September 30, 2006, we experienced an increased operating loss of $557,000 from the operations of a joint venture that owned a property located in Atlanta, Georgia, which was sold in December 2005. This increased loss was the result of increased interest expense of $882,000, resulting from the prepayment of the first mortgage upon the sale of the property. Additionally, the prior fiscal year contains an increase in income of $200,000 from another joint venture relating to the sale of cooperative apartment units. Offsetting these declines was the receipt by us of $437,000, our share of an early termination fee paid by a tenant to our joint venture which owned a property located in Dover, Delaware.

         During the fiscal year ended September 30, 2006, we realized a gain on disposition of real estate related to unconsolidated joint ventures, the result of the sale in December 2005 of a multi-family apartment property located in Atlanta, Georgia. The venture recognized a gain of approximately $5.1 million, of which we recorded $2,531,000 as our share.

         Gain on sale of available-for-sale securities declined $680,000, or 100%, from $680,000 in the fiscal year ended September 30, 2005 to zero in the fiscal year ended September 30, 2006. In the prior fiscal year, we sold 23,900 shares of EPR and other miscellaneous securities which resulted in net proceeds of $1,059,000 and had a cost basis of $379,000. There were no securities sales in the current year.

         Income from discontinued operations declined $981,000 from $1,773,000 in the fiscal year ended September 30, 2005 to $792,000 in the fiscal year ended September 30, 2006. Discontinued operations in the current fiscal year reflect the operations of a property located in Charlotte, North Carolina, acquired in foreclosure in January 2005, and a $726,000 gain from the sale of two cooperative apartment units. The discontinued operations in the prior fiscal year reflect the results of operations of the Charlotte property and the operations and gain on sale from a property located in Rock Springs, Wyoming, which we sold in July 2005.

2005 vs. 2004

         Interest and fees on loans increased to $21,549,000 for the year ended September 30, 2005, as compared to $13,913,000 for the year ended September 30, 2004, an increase of $7,636,000, or 55%. During the 2005 fiscal year, we experienced an increase in the volume of loan originations that caused the average balance of loans outstanding to increase to $145,700,000 in the current fiscal year from $107,300,000 in the prior fiscal year. This resulted in an increase in interest income of $4,636,000. Increases in the prime rate of interest caused the interest rate earned on our loan portfolio to increase from 10.87% to 12.63%, resulting in a $2,095,000 increase in interest income. We recognized an increase of $946,000 in fee income in 2005, which is consistent with the increased loan volume and an acceleration of amortization from the prepayment of loans. We also realized an increase in interest income of $420,000 resulting from the collection of interest in excess of the stated rate on a loan that went into default in the 2004 fiscal year but was paid in full in the 2005 fiscal year. Offsetting these increases was a decline in interest income of $461,000 due to the receipt in the 2004 fiscal year of interest in excess of the stated rate on four loans that went into default during the prior year and subsequently returned to performing status.

         Operating income from real estate properties declined by $389,000, or 28%, to $983,000 in the fiscal year ended September 30, 2005 from $1,372,000 in the fiscal year ended September 30, 2004. This decline is due to the write off of $370,000 of straight line rent related to a retail tenant that filed for bankruptcy in October 2005.

         Other income, primarily investment income, increased by $583,000, or 25%, from $2,376,000 in the fiscal year ended September 30, 2004 to $2,959,000 in the fiscal year ended September 30, 2005. This increase was partially the result of a 14% increase in the dividend paid on our EPR shares from $2.1875 per share to $2.50 per share. During the fiscal year ended September 30, 2005, we also recognized $365,000 of income from the payoff of a loan, a portion of which was written off in a prior year.

         Interest expense on borrowed funds increased to $4,324,000 in the fiscal year ended September 30, 2005 from $1,408,000 in the fiscal year ended September 30, 2004. This increase of $2,916,000, or 207%, is due to an increase in the average balance of borrowed funds outstanding to fund our increased loan originations, which increased by $38.1 million, from $28.1 million in the prior fiscal year to $66.2 million in the current fiscal year. This caused an increase in interest expense of $2,550,000. An increase in the average rate paid on our borrowings from 4.93% to 6.44% caused $366,000 of the increase in interest expense. The average interest rate includes the amortization of deferred borrowing costs and a .3% fee, based on the value of the assets in the margin account, to maintain the margin account.

         The advisor's fee paid to REIT Management Corp., which is calculated pursuant to the Advisory Agreement and is based on invested assets, increased $418,000, or 29%, in the fiscal year ended September 30, 2005 to $1,862,000 from $1,444,000 in the fiscal year ended September 30, 2004. The increase is a result of a larger outstanding balance of invested assets, primarily loans, in the current fiscal year, thereby causing the increase in the fee.

         General and administrative expenses increased to $4,398,000 in the fiscal year ended September 30, 2005 from $3,828,000 in the fiscal year ended September 30, 2004. This increase of $570,000, or 15%, was the result of several factors. Payroll and payroll related expenses increased by $389,000, as a result of staff additions, increased commissions paid to loan originators and restricted stock amortization. Accounting expenses increased by $325,000, a result of Sarbanes-Oxley compliance activities. These increases were offset by a $209,000 decline in legal expenses that resulted from a decline in foreclosure related activities and the expensing in the 2004 fiscal year of legal costs associated with the organization of a "de novo" bank that we did not pursue. The remaining increase in expense of $65,000 was due to higher operating expenses in several categories, none of which was significant.

         Other taxes decreased by $63,000, or 13%, to $417,000 for the fiscal year ended September 30, 2005 from $480,000 in the fiscal year ended September 30, 2004. The decrease is the result of a decline of $172,000 in federal and state income taxes. In the prior fiscal year we were liable for federal and state income taxes on earnings that were not distributed to shareholders. This was offset by a $109,000 increase in federal excise tax recorded. The federal excise tax is based on taxable income during the current fiscal year not distributed.

         Operating expenses relating to real estate declined by $976,000, or 54%, from $1,809,000 in the fiscal year ended September 30, 2004 to $833,000 in the fiscal year ended September 30, 2005. In the prior fiscal year, we incurred legal and other professional expenses of $945,000 in connection with a litigation related to a property that was sold in 1997. This litigation was resolved in June 2004. In the current year, we also refinanced the mortgage on an existing leasehold interest resulting in a reduction of interest expense of $62,000.

         Equity in earnings of unconsolidated joint ventures increased by $55,000, or 27%, from $202,000 in the fiscal year ended September 30, 2004 to $257,000 in the fiscal year ended September 30, 2005. This increase resulted from the sale of three cooperative apartment units by one of our joint ventures, offset by a decline in rental income related to a property located in Dover, Delaware, where, upon a lease renewal, a major tenant reduced the amount of space it occupies.

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

         For the fiscal year ended September 30, 2005, gain on sale of real estate assets, which is included in discontinued operations, increased to $1,569,000 from $1,261,000 in the fiscal year ended September 30, 2004. In the current fiscal year, the gain resulted from our sale of a shopping center located in Wyoming. In the prior fiscal year, the gain was the result of the sale of one condominium and four cooperative apartment units.

Liquidity and Capital Resources

            We are primarily engaged in originating and holding for investment senior and junior commercial mortgage loans secured by real property in the United States. From time to time, we also participate as both an equity investor in, and as a mortgage lender to, joint ventures which acquire income-producing real property. Our focus is to originate loans secured by real property, which generally have high yields and are short term or bridge loans, with an average duration ranging from six months to three years. Repayments to us of real estate loans in the amount of $269.6 million are due during the twelve months ending September 30, 2007, including $9.9 million due on demand and $111.0 million secured by mortgages on multi-family properties being converted to condominium ownership. The availability of mortgage financing secured by real property and the market for buying and selling real estate is cyclical. In addition the sale of condominium units by borrowers is dependent on the market conditions for such product in the geographic area in which the property is located, mortgage availability for this product and interest rates available on such mortgage financing. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

         On December 11, 2006, we completed a public offering of 2,800,000 shares of our common shares deriving net proceeds of approximately $74.3 million, before expenses. On December 13, 2006, the underwriters exercised their over-allotment option in part and purchased an additional 132,500 of our common shares resulting in additional net proceeds to us of approximately $3.5 million. The net proceeds received by us on December 11, 2006 from the public offering have been used to reduce indebtedness under our margin lines of credit and our revolving credit facility. The net proceeds received by us on December 14, 2006 from the exercise by the underwriters of their over-allotment option have been used to further reduce indebtedness under our revolving credit facility.

Credit Facilities

         We have a credit facility with a group of banks consisting of North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. Under the credit facility, North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company make available to us up to an aggregate of $185 million on a revolving basis. The credit facility matures on February 1, 2008 and may be extended for two one-year periods for a fee of $462,500 for each extension. Under the credit facility, we are required to maintain cash or marketable securities at all times of not less than $15 million. Borrowings under the credit facility are secured by specific receivables and the facility provides that the amount borrowed will not exceed 65% of first mortgages, plus 50% of second mortgages and certain owned real estate pledged to the participating banks and may not exceed 15% of the borrowing base. At September 30, 2006, $152.0 million was available to be drawn based on the lending formula under our credit facility and $122.0 million was outstanding. At November 30, 2006, $173 million was available to be drawn based on the lending formula under our credit facility and $123 million was outstanding. On December 14, 2006, our outstanding balance under the credit facility was reduced to $64.5 million. We applied proceeds derived by us from a public offering of our common beneficial shares, which was consummated on December 11, 2006, plus the additional proceeds we received on December 14, 2006 on the exercise by the underwriters of the over-allotment option to reduce the outstanding balance due to the bank group under the credit facility.

            We also have the ability to borrow under our margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to an amount equal to 50% of the market value of the shares we own. At September 30, 2006, $26.5 million was available under the margin lines of credit, of which $19.5 million was outstanding. At November 30, 2006 $31.5 million was available under the margins lines of credit and $19.0 million was outstanding. If the value of the EPR shares (our principal securities investment) were to decline, the available funds under the margin lines of credit might decline and we could be required to repay a portion or all of the margin loans. Our margin lines were paid in full on December 11, 2006, using a portion of the public offering proceeds.

Trust Preferred Securities

         On March 21, 2006, we issued 30-year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of our company. The Statutory Trust was formed to issue $774,000 worth of common securities (all of the Statutory Trust's common securities) to us and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. The Statutory Trust remits dividends to the common and preferred security holders on the same terms as the subordinated notes. The subordinated notes and trust preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at our option. To the extent we redeem subordinated notes, the Statutory Trust is required to redeem a corresponding amount of trust preferred securities.

         On April 27, 2006, we issued 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of our company. The Statutory Trust was formed to issue $928,000 worth of common securities (all of the Statutory Trust's common securities) to us and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. The Statutory Trust remits dividends to common and preferred security holders on the same terms as the subordinated notes. The subordinated notes and trust preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at our option. To the extent we redeem subordinated notes, the Statutory Trust is required to redeem a corresponding amount of trust preferred securities.

            The trust preferred securities are treated as debt for financial statement purposes. The net proceeds to us from the sale of the subordinated notes has been used, and will continue to be used by us to provide capital to fund our loan originations. The obligations relating to the trust preferred securities are subordinate and junior in right of payment to all of our present and future non-affiliated senior indebtedness, including our revolving credit facility and are considered as equity for the purpose of calculating the covenants under our revolving credit facility.

Cash from Operations

            During the twelve months ended September 30, 2006, we generated cash of $19.9 million from operating activities, $157.5 million from collections from real estate loans, $61.2 million from the sale of participations in loans originated by us and $55 million from the issuance of junior subordinated notes. These funds, in addition to cash on hand and funds borrowed under our revolving credit facility and our margin lines of credit, were used primarily to fund real estate loan originations of $309.7 million, and to pay cash distributions to shareholders in the amount of $16.4 million.

            We will satisfy our liquidity needs in the year ending September 30, 2007 from cash and cash investments on hand, the credit facility with North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company, availability from our margin lines of credit, interest and principal payments received on outstanding real estate loans, and net cash flow generated from the operation and sale of real estate assets.

            We have no off-balance sheet arrangements.


Disclosure of Contractual Obligations

The following table sets forth as of September 30, 2006 our known contractual obligations:

                                                                  Payment due by Period
                                                           ---------------------------------
                                                             Less than         1-3            3-5        More than
                                             Total            1 Year          Years          Years        5 Years
                                             -----            ------          -----          -----        -------

Long-Term Debt Obligations                59,173,000          76,000         166,000        188,000      58,743,000

Capital Lease Obligations                          -               -               -              -               -

Operating Lease Obligation                 1,045,000          58,000         116,000        116,000         755,000

Purchase Obligations                               -               -               -              -               -

Other Long-Term Liabilities
Reflected on Company
Balance Sheet Under GAAP                           -               -               -              -               -
                                           ---------         -------         -------        -------      ----------

                                                   -               -               -              -               -
Total                                     60,218,000         134,000         282,000        304,000      59,498,000
                                          ===========        =======         =======        =======      ==========

Outlook

         The real estate business is cyclical and to a large extent depends, among other factors, upon national and local business and economic conditions, government economic policies and the level and volatility of interest rates. A difficult or declining real estate market in the New York metropolitan area, in the state of Florida, or in other parts of the country and a recessionary economy could potentially have the following adverse effects on our business:
(i) an increase in loan defaults which will result in decreased interest and fees on our outstanding real estate loans; (ii) an increase in loan loss reserves; (iii) an increase in expenses incurred in foreclosures and restructurings; (iv) a decrease in loan originations; (v) a decrease in rental income from properties owned by us or joint ventures in which we are a venture participant; and (vi) an increase in operating expenses related to real estate properties.

         A declining real estate market however could also provide us with opportunities since, in a declining market, other lenders, particularly institutional lenders, become more conservative in their lending activities. If such a lending environment should occur, the amount of potential business for us could increase.

         Since approximately 95% of our loan portfolio at September 30, 2006 provides for adjustable interest rates with stated minimum interest rates, an increase or decrease in interest rates should not have a material adverse effect on our revenues and net income. Interest on our mortgage loans is payable to us monthly.

Cash Distribution Policy

            We have elected to be taxed as a REIT under the Internal Revenue Code since our organization. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently to our shareholders at least 90% of our adjusted ordinary taxable income. It is the current intention of our management to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate Federal income tax on taxable income we distribute currently in accordance with the Code and applicable regulations to shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for Federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to Federal income and excise taxes on undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

            For tax purposes, we report on a calendar year basis as distinguished from financial reporting purposes for which we are on a September 30th fiscal year. We distributed substantially all of our taxable income for calendar 2005 by October 2006. We estimate taxable income for calendar 2006 will be approximately $22.8 million, of which approximately $3.7 million is expected to represent capital gain income. To comply with the time frames prescribed by the Code and the applicable regulations thereunder, at least 90% of the calendar 2006 ordinary taxable income is required to be declared by September 15, 2007 and, assuming we continue to pay the quarterly dividends on or about the 1st day of each calendar quarter (January 1st, April 1st, July 1st and October 1st), distributed by October 1, 2007.

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

Allowance for Possible Losses

            We review our mortgage portfolio, real estate assets underlying our mortgage portfolio and owned by us and real estate assets owned by joint ventures in which we are an equity participant on a quarterly basis to ascertain if there has been any impairment in the value of the real estate assets underlying our loans or any impairment in the value of any owned real estate assets, in order to determine if there is a need for a provision for an allowance for possible losses against our real estate loans or an impairment allowance against owned real estate assets.

            In reviewing the value of the collateral underlying our loan portfolio, our real estate assets, and the real estate assets owned by joint ventures in which we are an equity participant, we seek to arrive at the fair value of the underlying collateral or such real estate on an individual basis by taking into account numerous factors, including, market evaluations of the underlying collateral or the real estate, estimated operating cash flow from the property during a projected holding period and an estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. Each of these factors entails significant judgments and estimates. Real estate assets held for use and real estate assets owned by joint ventures are evaluated for indicators of impairment using an undiscounted cash flow analysis. If that analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover our investment, an impairment provision will be calculated based upon the excess of the carrying amount of the property over its fair value. Real estate assets which are held for sale are valued at the lower of the recorded cost or estimated fair value, less the cost to sell. We do not obtain any independent appraisals of either the real property underlying our loans or the real estate assets which are owned by us and by the joint ventures in which we are an equity participant, but we rely on our own "in-house" analysis and valuations. Any valuation allowances taken with respect to our loan portfolio or real estate assets will reduce our net income, assets and shareholders' equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. No additional valuation allowance was recorded against our mortgage portfolio in the fiscal year ended September 30, 2006 and no valuation adjustment was recorded in fiscal 2006 against any real estate assets.

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

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.

         Our primary component of market risk is interest rate sensitivity. Our interest income, and to a lesser extent our interest expense, are subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available revolving bank credit lines which are also indexed to the prime rate. At September 30, 2006, approximately 95% of our portfolio was comprised of variable rate loans tied primarily to the prime rate. Changes in the prime interest rate would affect our net interest income accordingly. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would cause an increase of income before taxes of $1.3 million and a one percent decline in interest rates would cause an increase of income before taxes of approximately $134,000 based on line of credit balance, margin account balance and loan portfolio as of September 30, 2006. In addition, we originate loans with short maturities and maintain a strong capital position. As of September 30, 2006, a majority of our loan portfolio was secured by properties located in the New York metropolitan area, including New Jersey and Connecticut, and in Florida, and it is therefore subject to risks associated with the economies of these localities.

Item 8.   Financial Statements and Supplementary Data.

   This information appears in a separate section of this Report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Item 9A.   Controls and Procedures.

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

Management Report on Internal Control Over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and ispositions of the assets of a company;

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

         Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

         Based on its assessment, our management believes that, as of September 30, 2006, our internal control over financial reporting was effective based on those criteria.

         Our independent auditors, Ernst & Young, LLP, have issued an audit report on management's assessment of our internal control over financial reporting. This report appears on page F1 of this Annual Report on Form 10-K.

Item 9B.   Other Information.

         None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

         Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by this
Item is incorporated herein by reference to the applicable information in the proxy statement for our 2007 Annual Meeting of Shareholders, including the information set forth under the captions "Election of Trustees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance of Our Company
- Code of Business Conduct and Ethics," "Corporate Governance of Our Company - Audit Committee" and "Corporate Governance of Our Company - Nominating and Corporate Governance Committee."

Item 11.   Executive Compensation.

         The information concerning our executive compensation required by Item 11 shall be included in the proxy statement to be filed relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information concerning our beneficial owners required by Item 12 shall be included in the proxy statement to be filed relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

         The information concerning relationships and certain transactions required by Item 13 shall be included in the proxy statement to be filed relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.          Principal Accounting Fees and Services.

         The information concerning our principal accounting fees required by
Item 14 shall be included in the proxy statement to be filed relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.          Exhibits, Financial Statement Schedules.

   (a)

        1. All Financial Statements.

           The response is submitted in a separate section of this report following Part IV.

        2. Financial Statement Schedules.

           The response is submitted in a separate section of this report following Part IV.

        3. Exhibits:

        3.1 Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Form 10-K of BRT
                  Realty Trust for the year ended September 30, 2005).

        3.2 By-laws of BRT Realty Trust, formerly known as Berg Enterprise Realty Group (incorporated by reference to Exhibit 3.2 to the Form 10-K of BRT Realty Trust for the year ended September 30,
                  2005).

        4.1 Junior Subordinated Indenture between JPMorgan Chase Bank, National Association, as trustee, dated March 21, 2006 (incorporated by reference to Exhibit 4.1 to the Form 8-K of BRT Realty Trust filed March 22, 2006).

        4.2 Amended and Restated Trust Agreement among BRT Realty Trust, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated March 21, 2006 (incorporated by reference to Exhibit 4.2 to the Form 8-K of BRT Realty Trust filed March 22, 2006).

        4.3 Junior Subordinated Indenture between BRT Realty Trust and JPMorgan Chase Bank, National Association, as trustee, dated as of April 27, 2006 (incorporated by reference to Exhibit 4.1 to the Form 8-K of BRT Realty Trust filed May 1, 2006).

        4.4 Amended and Restated Trust Agreement among BRT Realty Trust, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and The Administrative Trustees named therein, dated as of April 27, 2006 (incorporated by reference to Exhibit 4.2 to the Form 8-K of BRT Realty Trust filed May 1, 2006).

        10.1 Amended and Restated Advisory Agreement, effective as of January 1, 2007, between BRT Realty Trust and REIT Management Corp. (incorporated by reference to Exhibit 10.1 to the Form 8-K of BRT Realty Trust filed November
                  27, 2006).

        10.2 Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., BRT Realty Trust, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10(c) to the Form 10-K of BRT Realty Trust for the year ended September 30, 2002).

         10.3 Revolving Credit Agreement, dated as of January 9, 2006, between by BRT Realty Trust and North Fork Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K of BRT Realty Trust filed January 11, 2006).

         10.4 Second Consolidated and Restated Secured Promissory Note, dated October 31, 2006, by BRT Realty Trust in favor of
                  North Fork Bank, in the aggregate principal amount of $185,000,000. (incorporated by reference to Exhibit 10.2 to the Form 8-K of BRT Realty Trust filed November 2, 2006).

          10.5 Letter, dated January 13, 2006, by North Fork Bank to BRT Realty Trust (incorporated by reference to Exhibit 10.2 to the Form 8-K of BRT Realty Trust filed January 17, 2006).

          10.6 Second Amendment to Revolving Credit Agreement, dated as of October 31, 2006, between BRT Realty Trust and North Fork Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K of BRT Realty Trust filed November 2, 2006).

          10.7 Purchase Agreement among BRT Realty Trust, BRT Realty Trust Statutory Trust I and Merrill Lynch International, dated March 21, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K of BRT Realty Trust filed March 22, 2006).

          10.8 Purchase Agreement among BRT Realty Trust, BRT Realty Trust Statutory Trust II, and Bear, Stearns & Co. Inc., dated as of April 27, 2006 (incorporated by reference to Exhibit
                  10.1 to the Form 8-K of BRT Realty Trust filed May 1, 2006).

          10.9 Limited Liability Company Agreement of BRT Funding LLC, dated as of November 2, 2006, by and among BRT Funding LLC, CIT Capital USA, Inc. and BRT Joint Venture No. 1 LLC (incorporated by reference to Exhibit 1 to the Form 8-K of BRT Realty Trust filed November 8, 2006).

          10.10 Underwriting Agreement dated December 5, 2006 between BRT Realty Trust and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of BRT Realty Trust filed December 6, 2006).

          14.1 Revised Code of Business Conduct and Ethics of BRT Realty Trust, adopted June 12, 2006 (incorporated by reference to Exhibit 14.1 to the Form 8-K of BRT Realty Trust filed June 14, 2006).

          21.1    Subsidiaries (filed herewith).

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

BRT REALTY TRUST

Date:  December 12, 2006             By: /s/ Jeffrey A. Gould
                                       ----------------------
                                       Jeffrey A. Gould
                                       Chief Executive Officer,
                                       President and Trustee

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

    Signature                         Title                         Date
    ---------                         -----                         ----

/s/ Fredric H. Gould           Chairman of the Board         December 12, 2006
--------------------
Fredric H. Gould

/s/ Jeffrey A. Gould           Chief Executive Officer,      December 12, 2006
---------------------          President and Trustee
Jeffrey A. Gould               (Principal Executive
                                Officer)


/s/ Kenneth Bernstein          Trustee                       December 12, 2006
---------------------
Kenneth Bernstein

/s/ Patrick J. Callan          Trustee                       December 12, 2006
---------------------
Patrick J. Callan

/s/ Alan Ginsburg              Trustee                       December 12, 2006
-----------------
Alan Ginsburg

/s/ Louis C. Grassi            Trustee                       December 12, 2006
-------------------
Louis C. Grassi

/s/ Matthew J. Gould            Trustee                      December 12, 2006
--------------------
Matthew J. Gould

/s/ Gary Hurand                 Trustee                      December 12, 2006
---------------
Gary Hurand

/s/ Jeffrey Rubin               Trustee                      December 12, 2006
-----------------
Jeffrey Rubin

/s/ Jonathan Simon              Trustee                      December 12, 2006
------------------
Jonathan Simon

/s/ George E. Zweier            Chief Financial Officer,     December 12, 2006
--------------------            Vice President
George E. Zweier                (Principal Financial
                                 and Accounting Officer)

Annual Report on Form 10-K
Item 8, Item 15(a)(1) and (2)

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

                                                                  Page No.
                                                                  --------

Report of Independent Registered Public Accounting Firm              F-1

Consolidated Balance Sheets as of September 30,
   2006 and 2005                                                     F-3

Consolidated Statements of Income for the
  years ended September 30, 2006, 2005 and 2004                      F-4

Consolidated Statements of Shareholders' Equity
  for the years ended September 30, 2006,
  2005 and 2004                                                      F-5

Consolidated Statements of Cash Flows for the
  years ended September 30, 2006, 2005 and 2004                      F-6

Notes to Consolidated Financial Statements                           F-8

Consolidated Financial Statement Schedules for the year ended September 30, 2006:

     III - Real Estate and Accumulated Depreciation                 F-28

     IV - Mortgage Loans on Real Estate                             F-30

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    The Board of Trustees and Shareholders of
    BRT Realty Trust and Subsidiaries

    We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting in Item 9A, Controls and Procedures, of Form 10K, that BRT Realty Trust and Subsidiaries (the "Trust") maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Trust's internal control over financial reporting based on our audit.

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

    In our opinion, management's assessment that the Trust maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRT Realty Trust and Subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2006 of the Trust and our report dated December 11, 2006 expressed an unqualified opinion thereon.

                                                   /s/ Ernst & Young LLP

    New York, New York
    December 11, 2006
                                       F-1







             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



           The Board of Trustees and Shareholders of
           BRT Realty Trust and Subsidiaries


           We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust and Subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BRT Realty Trust and Subsidiaries' internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2006 expressed an unqualified opinion thereon.


                                                    /s/    ERNST & YOUNG LLP
           New York, New York
           December 11, 2006
                                       F-2


                        BRT REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (Dollar amounts in thousands except per share amounts)

                                     ASSETS
                                                                                                             September 30,
                                                                                                        2006             2005
                                                                                                        ----             ----

           Real estate loans
                Earning interest, including $550 and $3,500
                 from related parties                                                                 $283,282          $192,012
                Not earning interest                                                                     1,346             1,617
                                                                                                      --------          --------
                                                                                                       284,628           193,629
                Allowance for possible losses                                                             (669)             (669)
                                                                                                      --------          --------
                                                                                                       283,959           192,960
                                                                                                      --------          --------
           Real estate assets
                Real estate properties net of accumulated
                 depreciation of $725 and $613                                                           3,342             3,475
                Investment in unconsolidated
                 real estate ventures at equity                                                          9,608             8,713
                                                                                                      --------          --------
                                                                                                        12,950            12,188
                                                                                                      --------          --------
           Cash and cash equivalents                                                                     8,393             5,709
           Available-for-sale securities at market                                                      53,252            48,453
           Real estate property held for sale                                                            2,833             2,642
           Other assets                                                                                  9,655             4,246
                                                                                                      --------          --------

                 Total Assets                                                                         $371,042          $266,198
                                                                                                      ========          ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

           Liabilities:
                Borrowed funds                                                                        $141,464          $110,932
                Junior subordinated notes                                                               56,702                 -
                Mortgage payable                                                                         2,471             2,542
                Accounts payable and accrued liabilities including
                   deposits payable of $5,061 and $2,606                                                11,479             6,166
                Dividends payable                                                                        4,491             3,903
                                                                                                      --------          --------
                 Total liabilities                                                                     216,607           123,543
                                                                                                      --------          --------

           Commitments and contingencies                                                                     -                 -
           Shareholders' equity
                Preferred shares, $1 par value:
                 Authorized 10,000 shares, none issued                                                       -                 -
                Shares of beneficial interest, $3 par value:
                   Authorized number of shares, unlimited, issued
                      9,065 and 8,947 shares                                                            27,194            26,841
                Additional paid-in capital                                                              85,498            83,723
                Accumulated other comprehensive income - net
                   unrealized gain on available-for-sale securities                                     38,319            33,503
                 Unearned compensation                                                                       -            (1,311)
                 Retained earnings                                                                      13,510            10,465
                                                                                                      --------          --------

                                                                                                       164,521           153,221

                 Cost of 1,171 and 1,226 treasury shares
                   of beneficial interest                                                              (10,086)          (10,566)
                                                                                                      --------          --------
                 Total shareholders' equity                                                            154,435           142,655
                                                                                                      --------          --------

           Total Liabilities and Shareholders' Equity                                                 $371,042          $266,198
                                                                                                      ========          ========




      See accompanying notes to consolidated financial statements.




                        BRT REALTY TRUST AND SUBSIDIARIES
                        Consolidated Statements of Income
             (Dollar amounts in thousands except per share amounts)
                                                                                               Year Ended September 30,
                                                                                        2006             2005              2004
                                                                                        ----             ----              ----

      Revenues:
        Interest and fees on real estate loans, including
           $109, $651 and $742 from related parties                                   $ 33,263         $ 21,549          $ 13,913
        Operating income from real estate properties                                     1,214              983             1,372
        Other, primarily investment income                                               3,011            2,959             2,376
                                                                                      --------         --------          --------
      Total Revenues                                                                    37,488           25,491            17,661
                                                                                      --------         --------          --------
      Expenses:
        Interest - borrowed funds                                                       10,718            4,324             1,408
        Advisor's fees, related party                                                    2,682            1,862             1,444
        General and administrative - including $782, $708
           and $754 to related parties                                                   5,809            4,398             3,828
        Other taxes                                                                        563              417               480
        Operating expenses relating to real estate properties
          including interest on mortgages payable
            of $159, $174 and $254                                                         791              833             1,809
        Amortization and depreciation                                                      145              141               145
                                                                                      --------         --------          --------


      Total Expenses                                                                    20,708           11,975             9,114
                                                                                      --------         --------          --------

   Income before equity in earnings of unconsolidated real
     estate ventures, gain on sale of available-for-sale securities,
     minority interest and discontinued operations                                      16,780           13,516             8,547
   Equity (loss) in earnings of unconsolidated real estate ventures                         (7)             257               202
   Gain on disposition of real estate related to unconsolidated real
     estate venture                                                                      2,531                -                 -
                                                                                      --------         --------          --------
   Income before gain on sale of available-for-sale securities,
     minority interest and discontinued operations                                      19,304           13,773             8,749

   Gain on sale of available-for-sale securities                                             -              680             1,641
   Minority interest                                                                       (25)             (12)              (43)
                                                                                      --------         --------          --------

   Income from continuing operations                                                    19,279           14,441            10,347

   Discontinued Operations
     Income from operations                                                                 66              204               394
     Gain on sale of real estate assets                                                    726            1,569             1,261
                                                                                      --------         --------          --------
     Income from discontinued operations                                                   792            1,773             1,655
                                                                                      --------         --------          --------
   Net income                                                                          $20,071          $16,214           $12,002
                                                                                       =======          =======           =======

   Earnings per share of beneficial interest:

   Income from continuing operations                                                  $   2.43         $   1.86          $   1.36
   Income from discontinued operations                                                     .10              .23               .22
                                                                                      --------         --------          --------
     Basic earnings per share                                                         $   2.53         $   2.09          $   1.58
                                                                                      ========         ========          ========

   Income from continuing operations                                                  $   2.42         $   1.85          $   1.34
   Income from discontinued operations                                                     .10              .23               .21
                                                                                      --------         --------          --------
     Diluted earnings per share                                                       $   2.52         $   2.08          $   1.55
                                                                                      ========         ========          ========

   Cash distributions per common share                                                $   2.14         $   1.96          $   1.79
                                                                                      ========         ========          ========
   Weighted average number of common shares outstanding:
   Basic                                                                             7,931,734        7,747,804         7,617,116
                                                                                     =========        =========         =========
   Diluted                                                                           7,959,955        7,811,483         7,734,364
                                                                                     =========        =========         =========

          See Accompanying Notes to Consolidated Financial Statements.

                                       F-4


                        BRT REALTY TRUST AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                 Years Ended September 30, 2006, 2005, and 2004
               (Dollar amounts in thousands except per share data)

                                                                        Accumulated
                                                                           Other
                                               Shares of  Additional      Compre-     Unearned
                                              Beneficial    Paid-In       hensive      Compen-   Retained      Treasury
                                               Interest     Capital       Income       sation    Earnings       Shares      Total
                                               --------     -------       ------       ------    --------       ------      -----

Balances, September 30, 2003                  $  26,650     $81,151        $19,282     $  406)   $11,154       $(11,899)   $125,932
Distributions - Common share
  ($1.79 per share)                                   -           -              -          -    (13,674)             -     (13,674)
Exercise of Stock Options                             -         (74)             -          -          -            784         710
Issuance of restricted stock                          -         700              -       (700)         -              -           -
Restricted stock vesting                              -          (8)             -          -          -             15           7
Compensation expense -
      restricted stock                                -           -              -        206          -              -         206
  Net income                                          -           -              -          -     12,002              -      12,002
  Other comprehensive income - unrealized
    gain on sale of avail- able-for-sale
    securities (net of reclassification
    adjustment for gains included in
    net income of $1,641)                             -           -          6,880          -          -              -       6,880
                                                                                                                           --------
  Comprehensive income                                -           -              -          -          -              -      18,882
                                                   --------------------------------------------------------------------------------
Balances, September 30, 2004                     26,650      81,769         26,162       (900)     9,482        (11,100)    132,063

Shares issued - Purchase plan                       191       1,247              -          -          -              -       1,438
Distributions - Common share
  ($1.96 per share)                                   -           -              -          -    (15,231)             -     (15,231)
Exercise of Stock Options                             -           3              -          -          -            534         537
Issuance of restricted stock                          -         870              -       (870)         -              -           -
Forfeiture of restricted stock                        -        (166)             -        166          -              -           -
Compensation expense -
      restricted stock                                -           -              -        293          -              -         293
  Net income                                          -           -              -          -     16,214              -      16,214
Other comprehensive income - unrealized gain
  on sale of avail- able-for-sale
  securities (net of reclassification
  adjustment for gains included in net
  income of $680)                                     -           -          7,341          -          -              -       7,341
                                                                                                                           --------
  Comprehensive income                                -           -              -          -          -              -      23,555
                                                   --------------------------------------------------------------------------------
Balances, September 30, 2005                     26,841      83,723         33,503     (1,311)    10,465        (10,566)    142,655

Reclassification upon the adoption
  of FASB No 123(R)                                   -      (1,311)             -      1,311          -              -           -
Shares issued - Purchase plan                       353       2,524              -          -          -              -       2,877
Distributions - Common share
  ($2.14 per share)                                   -           -              -          -    (17,026)             -     (17,026)
Exercise of Stock Options                             -           5              -          -          -            448         453
Restricted stock vesting                              -         (32)             -          -          -             32           -
Compensation expense -
  stock option and restricted stock                   -         589              -          -          -              -         589
  Net income                                          -           -              -          -     20,071              -      20,071
Other comprehensive income -
     unrealized gain on sale of avail-
     able-for-sale securities                         -           -          4,816          -          -              -       4,816
                                                                                                                             ------
Comprehensive income                                  -           -              -          -          -              -      24,887
                                                -----------------------------------------------------------------------------------
Balances, September 30, 2006                    $27,194     $85,498        $38,319     $    -    $13,510       $(10,086)   $154,435
                                                ===================================================================================

        See accompanying notes to consolidated financial statements.
                                    F-5



                        BRT REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)

                                                                                                Year Ended September 30,
                                                                                                ------------------------
                                                                                      2006               2005              2004
                                                                                      ----               ----              ----

Cash flows from operating activities:
   Net income                                                                       $ 20,071          $ 16,214          $ 12,002
     Adjustments to reconcile net income to net cash provided
   by operating activities:
      Amortization and depreciation                                                      608               421               328
     Amortization of restricted stock and stock options                                  589               293               213
     Net gain on sale of real estate assets from
        discontinued operations                                                         (726)           (1,569)           (1,261)
     Payoff of loan in excess of carrying amount                                           -              (365)                -
     Net gain on sale of available-for-sale securities                                     -              (680)           (1,641)
     Equity in loss (earnings) of unconsolidated
        real estate ventures                                                               7              (257)             (202)
     Gain on disposition of real estate related
        to unconsolidated real estate venture                                         (2,531)                -                 -
     Distributions of earnings of unconsolidated real estate ventures                    681               546               220
     (Increase) Decrease in straight line rent                                           (57)              223              (153)
     Increase in interest and dividends receivable                                    (1,418)             (927)             (475)
     (Increase) Decrease in prepaid expenses                                             (19)               60               (56)
     Increase (Decrease) in accounts payable and
        accrued liabilities                                                            5,313               368             2,874
     Increase in deferred costs                                                       (2,523)             (130)             (150)
     Other                                                                              (146)               10               (8)
                                                                                    --------          --------           -------
Net cash provided by operating activities                                             19,849            14,207            11,691
                                                                                    --------          --------           -------

Cash flows from investing activities:
   Collections from real estate loans                                                157,540           160,274            94,511
   Proceeds from sale of participation interests                                      61,188            38,475            68,630
   Additions to real estate loans                                                   (309,727)         (259,346)         (231,588)
   Net costs capitalized to real estate owned                                           (244)             (457)              (86)
   Additions to real estate                                                                -            (1,548)                -
   Proceeds from sale of real estate owned                                               778             5,529             1,358
   Purchase of investment securities                                                       -            (1,000)                -
   Sale of available-for-sale securities                                                   -             1,059             3,384
   Contributions to unconsolidated real estate ventures                                  (40)           (1,303)             (899)
   Distributions of capital of unconsolidated real estate ventures                       987                94                18
                                                                                    --------         ---------          --------
Net cash used in investing activities                                                (89,518)         (58,223)          (64,672)
                                                                                    --------         --------           --------

Cash flows from financing activities:
   Proceeds from borrowed funds                                                      255,000          215,909           179,107
   Repayment of borrowed funds                                                      (224,468)        (158,839)         (130,000)
   Proceeds from sale of junior subordinated notes                                    55,000                -                 -
   Mortgage amortization                                                                 (71)             (67)              (71)
   Exercise of stock options                                                             453              537               711
   Cash distribution - common shares                                                 (16,438)         (14,999)          (12,714)
   Issuance of shares-stock purchase plan                                              2,877            1,438                 -
                                                                                   ---------        ---------         ---------
Net cash provided by financing activities                                             72,353           43,979            37,033
                                                                                   ---------        ---------         ---------
Net increase (decrease) in cash and cash equivalents                                   2,684              (37)          (15,948)
Cash and cash equivalents at beginning of year                                         5,709            5,746            21,694
                                                                                   ---------        ---------         ---------
Cash and cash equivalents at end of year                                           $   8,393        $   5,709         $   5,746
                                                                                   =========        =========         =========





            See accompanying notes to consolidated financial statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)
                                   (Continued)


                                                                                         Year Ended September 30,
                                                                                   2006             2005               2004
                                                                                   ----             ----               ----

           Supplemental disclosures of cash flow information:

               Cash paid during the year for interest expense                     $9,389            $3,992           $1,434
                                                                                  ======            ======           ======
               Cash paid during the year for income
                  and excise taxes                                                $  396            $  329           $  542
                                                                                  ======            ======           ======


                                                                                  2006              2005              2004
                                                                                  ----              ----              ----
           Non cash investing and financing activity:

               Reclassification of loan to real estate
                  upon foreclosure                                                $    -            $2,446           $    -
                                                                                  ======            ======           ======
               Accrued distributions                                              $4,491            $3,903           $3,673
                                                                                  ======            ======           ======

           Junior subordinated notes issued to
               purchase statutory trust common
               securities                                                         $1,702            $    -           $    -
                                                                                  ======            ======           ======




          See accompanying notes to consolidated financial statements.

                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended September 30, 2006, 2005 and 2004


NOTE 1 -   ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

           Organization and Background

           BRT Realty Trust is a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts. Our principal business activity is to generate income by originating and holding for investment, for our own account, senior and junior real estate mortgage loans secured by real property. The Trust may also participate as both an equity investor in, and as a mortgage lender to, joint ventures which acquire income producing properties.

           Principles of Consolidation; Basis of Preparation

           The consolidated financial statements include the accounts of BRT Realty Trust and its wholly-owned subsidiaries. With respect to its unconsolidated joint ventures, as the Trust (1) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-05, and (2) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", it has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes. Many wholly-owned subsidiaries were organized to take title to various properties acquired by BRT Realty Trust. BRT Realty Trust and its subsidiaries are hereinafter referred to as the "Trust" or the "Company."

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

                        When real estate is acquired by foreclosure or by a deed in lieu of foreclosure, it is recorded at the lower of the recorded investment of the loan or estimated fair value at the time of foreclosure. The recorded investment is the face amount of the loan that has been increased or decreased by any accrued interest, acquisition costs and may also reflect a previous direct write down of the loan. Real estate assets, including assets acquired through foreclosure, are operated for the production of income and are depreciated over their estimated useful lives. Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans and costs incurred to extend the life or improve the assets subsequent to foreclosure are capitalized.

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

           Loan Participations

           SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140") allows the recognition of transfers of financial assets as sales, provided control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required), (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets. In accordance with this standard, the Trust only recognizes its retained interests of loan participations in the financial statements.

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

          Real estate loans: The earning mortgage loans of the Trust have either variable interest rate provisions, which are based upon a margin over the prime rate, or are currently fixed at effective interest rates which approximate market for similar types of loans. Accordingly, the carrying amounts of the earning, non-impaired mortgage loans approximate their fair values. For loans which are impaired, the Trust has valued such loans based upon the estimated fair value of the underlying collateral.

          Borrowed funds, junior subordinated notes and mortgage payable: There is no material difference between the carrying amounts and fair value because interest rates approximate current market rates for similar types of debt instruments.

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

          Segment Reporting

          Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure About Segments of an Enterprise and Related Information, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographical areas, and major customers. As the Trust operates predominantly in one industry segment, management has determined it has one reportable segment and believes it is in compliance with the standards established by SFAS No. 131.

          Accounting For Long-Lived Assets

          The Financial Accounting Standards Board issued SFAS No.144 "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; however it retained the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition,

          SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale." The adoption of this statement did not have an effect on the earnings or the financial position of the Trust.

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

          New Accounting Pronouncements

         Emerging Issues Task Force ("EITF") Issue 04-5, "Investor's Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" was ratified by the Financial Accounting Standards Board (the "FASB") in September 2005. This EITF provides guidance in determining whether a general partner controls a limited partnership and what rights held by the limited partners(s) preclude the sole general partner from consolidating the limited partnership in accordance with the U.S. generally accepted accounting principles. This EITF covers entities that are equivalent to limited partnerships, such as limited liability companies, in which the Company is a managing member. This EITF is effective no later than fiscal years beginning after December 15, 2005 and as of September 29, 2005 for new or modified arrangements. Management has adopted the EITF issue and its adoption did not have an effect on earnings or the financial position of the Company.

         In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements, but it is not expected to be significant.

         In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No.157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of this standard on January 1, 2008 will not have a material effect on the Company's consolidated financial statements.

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The Company is currently evaluating the impact of adopting SAB 108.

          Reclassification

          Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation.

NOTE 2 -  REAL ESTATE LOANS


         At September 30, 2006, information as to real estate loans, is summarized as follows (Dollar amounts in thousands):
                                                                                                                     Not
                                                                                               Earning             Earning
                                                                                Total          Interest            Interest
                                                                                -----          --------            --------

         First mortgage loans:
                  Short-term (five years or less):

                     Condominium development/units                              $110,995         $110,995          $      -
                     Multi-family residential                                     57,623           57,623                 -
                     Land                                                         35,074           35,074                 -
                     Shopping centers/retail                                      25,689           25,689                 -
                     Office                                                       20,803           20,803                 -
                     Industrial buildings                                          6,221            4,875             1,346
                     Residential                                                   5,598            5,598                 -

         Second mortgage loans and mezzanine loans:
                   Retail                                                         19,225           19,225                 -
                   Multi-family residential                                        2,850            2,850                 -
                   Office                                                            550              550                 -
                                                                                --------         --------          --------
                                                                                $284,628         $283,282          $  1,346
                                                                                ========         ========          ========
                                F-13

           A summary of loans at September 30, 2005 is as follows (Dollar amounts in thousands):
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
                                                                                ========         ========          ========


          There was one real estate loan not earning interest at September 30, 2006. This loan, with an outstanding balance of $1,346,000, is deemed impaired as it is probable that the Trust will not be able to collect all amounts due according to the contractual terms and an allowance has been established for it. Of the real estate loans earning interest at September 30, 2006 and 2005 $24,770,000 and $1,447,000,
          respectively, were deemed impaired and are subject to allowances for possible losses. During the years ended September 30, 2006, 2005 and 2004, respectively, an average of $3,122,000, $3,770,000 and
          $5,011,000 of real estate loans were deemed impaired, on which $137,000, $460,000 and $373,000 of interest income was recognized.

          Loans originated by the Trust generally provide for interest rates, which are indexed to the prime rate. The weighted average earning interest rate on all loans was 13.06% and 12.23% at September 30, 2006 and 2005, respectively.

          Included in real estate loans is one second mortgage to a venture in which the Trust (through a wholly owned subsidiary) holds a 50% interest. At September 30, 2006, the balance of the mortgage loan was $550,000. At September 30, 2005, the balance of mortgage loans to ventures was $3,500,000, which included two second mortgages. Interest received on these loans totaled $109,000 and $651,000 for the year ended September 30, 2006 and September 30, 2005, respectively.

          As of September 30, 2006, two borrowers had loans outstanding, each of which represented in excess of 8% of the outstanding loans. The first borrower had one loan outstanding of $24,770,000, which is approximately 8.7% of the Trust's loan portfolio and 6.7% of the Trust's total assets. This loan has an adjustable interest rate. The second borrower had a loan outstanding of $23,623,000, which is approximately 8.3% of the Trust's loan portfolio and 6.4% of the Trust's total assets. This loan has an adjustable interest rate. At September 30, 2006, there were two other borrowers who had multiple loans outstanding at September 30, 2006. The first borrower had two loans outstanding with a combined principal balance at September 30, 2006 of $21,780,000. The second borrower had five loans outstanding with a combined principal amount at September 30, 2006 of $19,263,000. These amounts represented 7.7% and 6.8% of the loans outstanding at September 30, 2006, respectively. No other borrower or single loan accounted for more than 6% of the outstanding loans.

                                       F-14

          Annual maturities of real estate loans receivable before allowances for possible losses during the next five years and thereafter are summarized as follows (Dollar amounts in thousands):

                 Years Ending September 30                     Amount
                 -------------------------                     ------
                           2007                               $269,609
                           2008                                 14,994
                           2009                                      -
                           2010                                      -
                           2011 and thereafter                      25
                                                              --------

                            Total                             $284,628
                                                              ========

          The Trust's portfolio consists primarily of senior and junior mortgage loans, secured by residential and commercial property, 53% of which are located in the New York metropolitan area (which includes New Jersey and Connecticut), 34% in the state of Florida, 5% in the state of Tennessee and 8% in seven other states.

                 If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. There were $172,013,000 of real estate loans receivable which matured in Fiscal 2006, of which, $51,634,000 were extended.

          If all loans classified as non-earning were earning interest at their contractual rates for the year ended September 30, 2006 and 2005, interest income would have increased by $98,000 and $198,000, respectively.

                 At September 30, 2006 the three largest real estate loans had principal balances outstanding of approximately $24,770,000, $23,623,000 and $16,000,000, respectively. Of the total interest and fees earned on real estate loans during the fiscal year ended September 30, 2006, 5%, 1% and 7% related to these loans, respectively.

         The Trust sold participations during the fiscal year ended September 30, 2006 totaling $61,188,000. All of these participations were sold at par, and accordingly no gain or loss was recognized on the sales.

         Included within the participations sold are 50% pari passu participations the Trust sold to Gould Investors L.P. ("Gould"), a related party, at par, in two separate loans. The first loan in the face amount of $46 million was sold on March 30, 2006 for $23 million. At September 30, 2006 the balance on this loan was $25.9 million and BRT and Gould each retained their 50% pari passu interests. Gould received $333,438 representing its 50% share of the total commitment fee paid by the borrower. The second loan with an outstanding balance of $20.8 million, net of interest and repair reserves at September 27, 2006, was sold for $10.4 million. Gould received a pro rata share of the commitment fee paid by the borrower to BRT, or $219,818. On November 16, 2006 the Trust repaid this participation in full, at which time the outstanding participation balance was $9.5 million.
         Gould has repaid the Trust $159,000, representing the unamortized portion of the commitment fee of $219,818.



                                      F-15



NOTE 3 -  REAL ESTATE ASSETS

          Real Estate Properties

                  A summary of real estate properties for the year ended September 30, 2006 is as follows (Dollar amounts in thousands):

                                                                                                  Gain on
                                                                                                   Sale
                                                                         Costs                   from Dis-
                                                     Sept. 30, 2005   Capitalized/               continued      Sept. 30, 2006
                                                         Amount       Amortization     Sales     Operation          Amount
                                                         ------       ------------     -----     ---------          ------

         Residential units-shares of
         Cooperative corporations                       $    21         $   31        $ (778)     $  726            $    -
         Shopping centers/retail                          4,012              -             -           -             4,012

                                                        ------------------------------------------------------------------
                                                          4,033             31          (778)        726             4,012
         Depreciation and Amortization                     (558)          (112)            -           -              (670)

                                                        -------------------------------------------------------------------
         Total real estate properties                    $3,475         $  (81)        $ (778)     $  726           $3,342

                                                        ==================================================================


         The Trust holds, with a minority partner, a leasehold interest in a portion of a retail shopping center located in Yonkers, New York. The leasehold interest is for approximately 28,500 square feet and, including all option periods, expires in 2045. The minority equity interest, which equals 10%, amounted to $146,000 at September 30, 2006 and $130,000 at September 30, 2005 is included as a component of accounts payable and accrued liabilities on the consolidated balance sheet.

         Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 2006 are as follows (Dollar amounts in thousands):

              Years Ending September 30,                      Amount
              --------------------------                      ------
                    2007                                      $  816
                    2008                                         928
                    2009                                         928
                    2010                                         928
                    2011                                         964
                    Thereafter                                 5,199
                                                              ------
                      Total                                   $9,763
                                                              ======

         During the fiscal year ended September 30, 2006 the Trust sold two cooperative apartments for a gain of $726,000, which is reported as discontinued operations in the accompanying consolidated statements of income.

          Investment in Unconsolidated Real Estate Ventures at Equity

          At September 30, 2006, the Trust was a partner in eight unconsolidated real estate ventures which operate seven properties. In addition to making an equity contribution, the Trust may hold a first or second mortgage on the property owned by a joint venture. A brief summary of the most significant real estate ventures are listed below:

          Blue Hen Corporate Center and Mall - The Trust is a 50% venture partner in the Blue Hen Corporate Center and Mall, located in Dover, Delaware.
                                      F-16


          Unaudited condensed financial information for this venture at September 30, 2006 and for the year then ended is as follows (Dollar amounts in thousands):

                                                                               Blue Hen
                                                                               Venture
                                                                               -------

          Condensed Balance Sheet

          Cash and cash equivalents                                             $ 1,804
          Real estate assets, net                                                14,862
          Other assets                                                              492
                                                                                -------
                Total assets                                                    $17,158
                                                                                ========

          Mortgages payable                                                     $     -
          Other liabilities                                                         249
          Equity                                                                 16,909
                                                                                -------
               Total liabilities and equity                                     $17,158
                                                                                =======

          Trust's equity investment                                             $ 7,448

          Condensed Statement of Operations

          Revenues, primarily rental income                                     $ 3,938

          Operating expenses                                                      1,718
          Depreciation                                                              609
          Interest expense                                                            -
                                                                                -------
               Total expense                                                      2,327
                                                                                -------

          Net income attributable to members                                    $ 1,611
                                                                                =======

          Trust's share of net income                                           $   805
                                                                                =======

          Amount recorded in income statement (1)                               $   822
                                                                                =======

          (1) The unamortized excess of the Trust's share of the net equity over its investment in the Blue Hen venture that is attributable to building and improvements is being amortized over the life of the related property. The portion that is attributable to land will be recognized upon the disposition of the land.

         In November 2006, this property was sold for $17,400,000 and the Trust recorded a gain of approximately $1,800,000 for book purposes, on its 50% interest in the joint venture.

         Rutherford Glen - In November 2005 one of our joint ventures in which we were a 50% joint venture partner, sold a 248-unit garden apartment complex (Rutherford Glen) in the Atlanta, Georgia area. The joint venture recognized a gain on the sale of approximately $5,062,000, of which the Trust recorded its 50% share of approximately $2,531,000. During the fiscal year ended September 30, 2006, the Trust also received cash distributions of $950,000 from this joint venture. For the fiscal year ended September 30, 2006, the venture recorded losses of $1,998,000 from the operations of the property which included additional interest expense of $1,764,000 resulting from the prepayment of the first mortgage upon the sale of the property. The Trust recorded its 50% share of this loss, or $999,000.

          The remaining six ventures contributed $170,000 in equity earnings for the fiscal year ended September 30, 2006.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

           The Trust did not record any additional allowance provisions for possible loan losses nor valuation adjustments on owned real estate during the years ended September 30, 2006, 2005 and 2004.

               An analysis of the allowance for possible losses is as follows (Dollar amounts in thousands):

                                                       Year Ended September 30,
                                                       ------------------------

                                                   2006         2005      2004
                                                   ----         ----      ----
               Balance at beginning of year      $   669       $   881   $  881
               Charge-offs                             -          (212)       -
                                                 -------       -------   ------
                Balance at end of year           $   669       $   669   $  881
                                                 =======       =======   ======

               The allowance for possible losses applies to two loans aggregating $26,116,000, aggregating at September 30, 2006, two loans aggregating $3,065,000 at September 30, 2005 and three loans $4,919,000 at September 30, 2004.

NOTE 5 -    AVAILABLE-FOR-SALE SECURITIES

          The cost of available-for-sale securities at September 30, 2006 was $14,933,000. The fair value of these securities was $53,252,000 at September 30, 2006. Gross unrealized gains at September 30, 2006 were $38,319,000 and are reflected as accumulated other comprehensive income on the accompanying consolidated balance sheets. There were no unrealized losses at September 30, 2006.

          Included in available for sale securities are 1,009,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $13,262,000 and a fair value at September 30, 2006 of $49,793,000. The fair value of the Trust's investment in Entertainment Properties Trust at November 30, 2006 was $61,283,000. During the year ended September 30, 2005, 23,900 shares were sold for a gain of $729,000.

NOTE 6 - DEBT OBLIGATIONS


          Debt obligations consist of the following (Dollar amounts in thousands):

                                                                                         September 30,
                                                                                         -------------
                                                                                  2006                  2005
                                                                                  ----                  ----

                   Notes payable - credit facility                              $122,000             $ 89,000
                   Margin account                                                 19,464               21,932
                                                                                --------             --------
                   Borrowed funds                                                141,464              110,932

                   Junior subordinated notes                                      56,702                    -

                    Mortgage payable                                               2,471                2,542
                                                                                --------             --------

                    Total debt obligations                                      $200,637             $113,474
                                                                                ========             ========

          The Trust has a $185 million credit facility with North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. The credit facility was increased from $155 million to $185 million effective October 31, 2006. The credit facility matures on February 1, 2008 and may be extended for two one-year periods for a fee of $462,500 for each extension. Under the credit facility, the Trust is required to maintain cash or marketable securities at all times of not less than $15 million. Borrowings under the credit facility are secured by specific receivables and the facility provides that the amount borrowed will not exceed 65% of first mortgages, plus 50% of second mortgages and certain owned real estate pledged to the participating banks and may not exceed 15% of the borrowing base. At September 30, 2006, $152 million was available to be drawn based on the lending formula under the credit facility and $122 million was outstanding.

          The average outstanding balance on the credit facility for the year ended September 30, 2006 and 2005 was $88,527,000 and $49,847,000,
          respectively, and the average interest rate paid, which includes amortization of fees, was 7.71% and 6.61%, respectively. Interest expense for the year ended September 30, 2006 and 2005 was $6,917,000 and $3,341,000, respectively. The interest rate at September 30, 2006 was 7.58%. At November 30, 2006, $123 million was outstanding on the credit line.

          In addition to its credit facility, BRT has the ability to borrow funds through its two margin accounts. In order to maintain one of the accounts an annual fee equal to .3% of the market value of the pledged securities, which is included in interest expense, is paid. At September 30, 2006, there was an outstanding balance of $19,464,000 on the first margin account and no balance on the second margin account. The weighted average interest rate at September 30, 2006 was 7.50%. Marketable securities with a fair market value at September 30, 2006 of $53,252,000 were pledged as collateral. For the year ended September 30, 2006, there was an average outstanding balance of $19,933,000 at a rate of 7.36%. The average outstanding balance on the margin facilities for the year ended September 30, 2005 was $16,410,000 and the average interest rate paid was 5.92%. Interest expense for the year ended September 30, 2006 and 2005 was $1,488,000 and $985,000, respectively. At November 30, 2006, $18,997,000 was outstanding on the margin accounts.

          On April 27, 2006, BRT issued $30,928,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of BRT. The Statutory Trust was formed to issue $928,000 worth of common securities (all of the Statutory Trust's common securities) to BRT and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. The Statutory Trust remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at BRT's option. To the extent BRT redeems notes, the Statutory Trust is required to redeem a corresponding amount of preferred securities. Issuance costs of $944,500 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10-year holding period of the notes. Interest expense for the year ended September 30, 2006 was $1,157,000.

          On March 21, 2006, BRT issued $25,774,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of BRT. The Statutory Trust was formed to issue $774,000 worth of common securities (all of the Statutory Trust's common securities) to BRT and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. The Statutory Trust remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at BRT's option. To the extent BRT redeems notes, the Statutory Trust is required to redeem a corresponding amount of preferred securities. Issuance costs of $822,000 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10 year holding period of the notes. Interest expense for the year ended September 30, 2006 was $1,157,000.

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

          The mortgage payable was placed on a shopping center in which the Trust, through a subsidiary, is a joint venture partner and holds a majority interest in a leasehold position. The mortgage with an original principal balance of $2,850,000 bears interest at a fixed rate of 6.25% for the first five years and has a maturity of October 1, 2011. There is an option to extend the mortgage to October 1, 2016. At September 30, 2006, the outstanding balance was $2,471,000.

          Scheduled principal repayments on the mortgage during the initial and extended maturity are as follows (Dollar amounts in thousands):

             Years Ending September 30,               Amount
             --------------------------               ------
                      2007                               76
                      2008                               80
                      2009                               86
                      2010                               91
                      2011 and thereafter             2,138
                                                      -----
                                                      2,471

NOTE 7  - INCOME TAXES

          The Trust has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1985, as amended. As a REIT, the Trust will generally not be subject to Federal income taxes at the corporate level if it distributes at least 90% of its REIT taxable income, as defined, to its shareholders. There are a number organizational and operational requirements the Trust must meet to remain a REIT. If the Trust fails to qualify as a REIT in any taxable year, its taxable income will be subject to

          Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Trust is subject to certain state and local income taxes and to Federal income and excise taxes on its undistributed taxable income. For income tax purposes the Trust reports on a calendar year.

          During the years ended September 30, 2006 and 2005, the Trust recorded $563,000 and $417,000, respectively, of corporate tax expense which included (i) $574,000 and $388,000, respectively, for the payment of Federal excise tax which is based on taxable income generated but not yet distributed; and (ii) ($11,000) and $29,000, respectively, for state and local taxes relating to the 2006 and 2005 tax years.

          Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial statement purposes due to various items among which are timing differences related to depreciation methods and carrying values.

          The taxable income is expected to be approximately $100,000 higher than the financial statement income during calendar 2006.

NOTE 8 - SHAREHOLDERS' EQUITY

          Distributions

          During the year ended September 30, 2006, BRT declared cash distributions in the amount of $2.14 per share. It is estimated that 23% of the distribution or $.49 will be capital gain distributions and the remaining $1.65 will be ordinary income.

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

          In December 1998, the Board of Directors granted, under the 1996 Stock Option Plan options to purchase 180,000 shares of beneficial interest at $5.9375 per share to a number of officers, employees, consultants and trustees of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year (50,000) and two years (130,000), and expire five years (50,000) and ten years (130,000) after the date of the grant. During the current year 5,000 options were cancelled. At September 30, 2006, there were no remaining options to purchase under the grant.

         In December 2000, the Board of Directors granted under the 1996 Stock Option Plan, options to purchase 165,500 shares of beneficial interest at $7.75 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years and expire ten years after grant date. During the current year, 33,186 of the options were exercised. At September 30, 2006, options to purchase 15,250 shares are remaining, all of which are exercisable.

         In December 2001 the Board of Directors granted, under the 1996 Stock Option Plan, options to purchase 89,000 shares of beneficial interest at $10.45 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year and expiring ten years after grant date. During the current year 18,750 of the options were exercised. At September 30, 2006 options to purchase 11,000 shares are remaining, all of which are exercisable.

         The Trust accounts for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for both 2005 and 2004: risk free interest rate of 4.46%, volatility factor of the expected market price of the Trust's shares of beneficial interest based on historical results of .207, dividend yield of 5.7% and an expected option life of six years.

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

         The Trust recorded $17,000 of compensation expense during the fiscal year ended September 30, 2006 related to options which vested in the current fiscal year. As of December 13, 2005 all stock options have fully vested.

         Pro forma net income and earnings per share calculated using the Black-Scholes option valuation model for prior years is as follows (Dollar amounts in thousands):

                                                                                     Year Ended September 30,
                                                                                     ------------------------
                                                                                     2005                2004
                                                                                     ----                ----


                    Net income to common
                      shareholders as reported                                      $16,214             $12,002

                    Less: Total stock-based
                      employee compensation
                      expense determined under
                      fair value based methods
                      for all awards                                                     64                 120

                    Pro forma net income                                            $16,150             $11,882

                    Pro forma earnings per share of beneficial interest:
                    Basic                                                              2.08                1.56
                    Diluted                                                            2.07                1.54





         Changes in the number of shares under all option arrangements are summarized as follows:
                                                                                           Year Ended September 30,
                                                                                           ------------------------

                                                                               2006                2005                2004
                                                                               ----                ----                ----


         Outstanding at beginning of period                                   83,186              149,124             240,062
         Cancelled                                                            (5,000)              (4,000)                  -

         Exercised                                                           (51,936)             (61,938)            (90,938)
                                                                              ------              -------              -------

         Outstanding at end of period                                         26,250               83,186             149,124

         Exercisable at end of period                                         26,250               23,561              21,874

         Option prices per share outstanding                               $7.75-$10.45       $5.9375-$10.45      $5.9375-$10.45


         As of September 30, 2006, the outstanding options had a weighted average remaining contractual life of approximately 4.6 years and a weighted average exercise price of $8.88.

         Restricted Shares

         On December 16, 2002, the Board of Trustees adopted and on March 24, 2003 the shareholders of BRT approved the 2003 BRT Incentive Plan, whereby a maximum of 350,000 shares of beneficial interest may be issued in the form of options or restricted shares to the Trust's officers, employees, trustees and consultants.

         During the year ended September 30, 2006 and September 30, 2005, the Trust issued 42,450 and 36,950 restricted shares under the Plan, respectively. The shares vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. In 2006 the Trust adopted provisions of Financial Accounting Standard Board ("FASB") No. 123 (R), "Shared-Based Payment (revised 2004.)" These provisions require that the estimated fair value of the restricted stock at the date of grant be amortized ratably into expense over the appropriate vesting period. For the year ended September 30, 2006 and 2005, the Trust recognized $572,000 and $293,000 of compensation expense.

         Changes in number of shares under the 2003 BRT Incentive Plan is shown below:


                                                                                 Years Ended September 30,
                                                                                 -------------------------

                                                                           2006           2005              2004
                                                                           ----           ----              ----

         Outstanding at beginning of period                               86,310         57,080           28,800
         Issued                                                           42,450         36,950           30,230
         Cancelled                                                             -         (7,720)            (200)
         Vested                                                           (3,750)             -           (1,750)
                                                                         -------         ------           ------
         Outstanding at the end of period                                125,010         86,310           57,080
                                                                         =======         ======           ======


         Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (Dollar amounts in thousands):


                                                                                 2006              2005              2004
                                                                                 ----              ----              ----


              Numerator for basic and diluted
               earnings per share:
              Net income                                                        $20,071          $16,214            $12,002

              Denominator:

              Denominator for basic earnings
                per share -weighted average shares                            7,931,734        7,747,804          7,617,116
              Effect of dilutive securities:
              Employee stock options                                             28,221           63,679             17,248

              Denominator for diluted earnings
                per share - adjusted weighted average
                shares and assumed conversions                                7,959,955        7,811,483          7,734,364

              Basic earnings per share                                           $ 2.53           $ 2.09             $ 1.58

              Diluted earnings per share                                         $ 2.52           $ 2.08             $ 1.55


         Treasury Shares

         During the fiscal year ended September 30, 2006 and September 30, 2005, no shares were purchased by the Trust.

         During the fiscal year ended September 30, 2006, 94,386 treasury shares were issued in connection with the exercise of stock options and restricted stock issuance under the Trust's plans. In the fiscal year ended September 30, 2005, the Trust issued 91,168 Treasury shares in connection with the exercise of stock options under the Trust's existing stock option plan. As of September 30, 2006, the Trust owns 1,170,716 treasury shares of beneficial interest at an aggregate cost of $10,086,000.

NOTE 9 -  ADVISOR'S COMPENSATION AND CERTAIN TRANSACTIONS

         Certain of the Trust's officers and trustees are also officers, directors of REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. Fredric H. Gould, Chairman of the Board, is the sole shareholder of REIT Management Corp. The agreement, which expires on December 31, 2010, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are charged to operations at a rate of 1% on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $2,682,000, $1,862,000 and $1,444,000 for the years ended September 30,
         2006, 2005, and 2004, respectively. At September 30, 2006, $133,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

         Our Borrowers pay fees directly to REIT Management Corp. based on their loans, which generally are one-time fees payable upon funding of the loan commitment, in the amount of 1% of the total commitment. These fees, which are allowed by the advisory agreement, on loans arranged on behalf of the Trust and amounted to $3,200,000, $2,697,000 and $2,029,000 for the years ended
         September 30, 2006, 2005 and 2004, respectively.

         The Advisory Agreement between us and REIT Management Corp., an affiliate of BRT has been amended and restated. As a result, effective January 1, 2007, the Advisory Agreement will provide that we pay REIT Management Corp. a base fee of six tenths of 1% of our invested assets, and that our borrowers pay REIT Management Corp. an incentive fee upon funding a loan commitment of 1/2 of 1% of the total commitment amount, provided that we have received at least a loan commitment fee of 1% from the borrower in any such transaction.

         Management of certain properties for the Trust is provided by Majestic Property Management Corp., a corporation in which our chairman is the sole shareholder, under renewable year-to-year agreements. Certain of the Trust's officers and Trustees are also officers and directors of Majestic Property Management Corp. Majestic Property Management Corp. provides real property management, real estate brokerage and construction supervision services to the Trust and its joint venture properties. For the years ended September 30, 2006, 2005 and 2004 these fees for these services aggregated $322,000, $387,000 and $400,000, respectively.

         The Chairman of the Board of Trustees of the Trust is also Chairman of the Board and Chief Executive Officer of One Liberty Properties, Inc., a related party, and is an executive officer and sole shareholder of Georgetown Partners Inc., the managing general partner of Gould Investors L.P. and the sole member of Gould General LLC, a general partner of Gould Investors L.P., a related party. Certain of the Trust's officers and Trustees are also officers and directors of Georgetown Partners Inc. During the years ended September 30, 2006, 2005 and 2004, allocated general and administrative expenses reimbursed by the Trust to Gould Investors L.P. pursuant to a Shared Services Agreement, aggregated $782,000, $708,000 and $754,000, respectively. At September 30, 2006, $101,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

NOTE 10 - COMMITMENT

         The Trust maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined. Pension expense approximated $237,000, $202,000 and $180,000 during the years ended September 30, 2006, 2005 and 2004, respectively. At September 30, 2006, $7,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

NOTE 11 - OTHER MATTERS

         One Liberty Properties, Inc. ("One Liberty"), an entity affiliated with BRT, announced on June 21, 2006 that it had received notification of a formal order of investigation from the Securities and Exchange Commission (the "SEC"). One Liberty has disclosed that the SEC has requested information regarding "related party" transactions between One Liberty and entities affiliated with it and with certain of One Liberty's officers and directors and compensation paid to certain of One Liberty's executive officers by those affiliates. In connection with such investigation, the SEC served a subpoena on BRT requesting that it produce certain documents, relating to, among other things, related party transactions between BRT and certain affiliates of BRT and BRT's executive officers. One Liberty and BRT have several executive officers and directors in common. Moreover, BRT has engaged in the past in related party transactions with some of the same affiliated entities as One Liberty and others and continues to do so. BRT is complying with the SEC's subpoena.

NOTE 12 - SUBSEQUENT EVENTS

         On November 1, 2006, BRT sold a property that was previously acquired in foreclosure. This property which was classified as held for sale was sold for $3,200,000. BRT will record a gain on the sale of approximately $350,000. In connection BRT provided a purchase money mortgage in the amount of $2,560,000.

         On November 2, 2006, BRT Joint Venture I LLC, a wholly owned subsidiary of the Trust (which is referred to as the BRT member), entered into a joint venture agreement with and among (1) CIT Capital USA, Inc., which is referred to herein as the CIT member and which is a wholly owned subsidiary of CIT Group, Inc. and (2) BRT Funding LLC, a limited liability company formed under the laws of the State of Delaware, which is referred to as the joint venture. The joint venture will engage in the business of investing in short-term commercial real estate loans for terms of six months to three years, commonly referred to as bridge loans. The BRT member is the managing member of the joint venture. The initial capitalization of the joint venture will be up to $100 million of which 25% will be funded by the BRT member and 75% will be funded by the CIT member. In addition, the joint venture contemplates that it will obtain a line of credit from a third party lender for up to $50 million. At this time, however, there are no agreements or commitments in place with respect to such line of credit and neither we nor the joint venture can provide any assurance that the joint venture will ultimately obtain any such line of credit.

         We will manage the joint venture and will receive a management allocation calculated as 1% of the loan portfolio amount, annualized, and payable quarterly. Origination fees up to 2% of the principal amount of a loan will be distributed 37.5% to the CIT member and 62.5% to the BRT member. Any amount of origination fees in excess of 2% of the principal amount of a loan but not exceeding 3% of the principal amount of the loan will be paid to REIT Management Corp., BRT's advisor. Any amounts of the joint venture's origination fees which exceeds 3% of the principal amount of a loan will be paid 37.5% to the CIT member and 62.5% to the BRT member. The joint venture will distribute net available cash to its two members on a pro-rata basis until the CIT member receives a return of 9% (inclusive of origination fees), annualized on its outstanding advances. If the joint venture is able to provide the CIT member with an annualized 9% return, thereafter, additional available net cash will be distributed, 37.5% to the CIT member and 62.5% to the BRT member.

         We have agreed to present all loan proposals received by us to the joint venture for its consideration on a first refusal basis, under procedures set forth in the joint venture agreement, until the joint venture originates loans with an aggregate principal amount of $100 million (or, in the event that a line of credit at the maximum level is obtained, $150 million).

         On December 5, 2006, the Trust entered into an Underwriting Agreement with Friedman, Billings, Ramsey & Co., Inc., as representative of the several underwriters named in the Agreement in connection with the public offering of 2,800,000 shares of its beneficial interest, par value $3.00 per share. The Agreement also grants the Underwriters an option to purchase up to an additional 420,000 Common Shares from the Trust to cover over-allotments, if any, until December 14, 2006. The offering closed on December 11, 2006 and the net proceeds to the Trust, after deducting the underwriting discount and estimated offering expenses payable by the Trust, was approximately $73.6 million. On December 13, 2006 the underwriters exercised the over allotment option to the extent of 132,500 shares resulting in additional net proceeds to the Trust, after underwriting discount, of approximately $3,500,000.

NOTE 13 - QUARTERLY FINANCIAL DATA  (Unaudited)


                                                  1st Quarter      2nd Quarter     3rd Quarter      4th Quarter     Total
                                                   Oct.-Dec.       Jan.-March      April-June       July-Sept.     For Year
                                                   ---------       ----------      ----------       ----------     --------

                                                                                  2006
                                                  ------------------------------------------------------------------------

 Revenues                                         $ 7,400           $ 8,121          $10,106         $11,861       $37,488
   Income before equity in earnings
      of unconsolidated real estate
      ventures, gain on sale of
      available-for-sale securities,
      minority interest and
     discontinued operations                        3,131             3,653            4,336           5,660        16,780
   Discontinued operations                            (62)              345               48             461           792
 Net income                                         4,715             4,119            4,950           6,287        20,071

 Income per beneficial share
      Continuing operations                           .61               .48              .61             .73          2.43
      Discontinued operations                        (.01)              .04              .01             .06           .10
                                                 -------------------------------------------------------------------------
       Basic earnings per share                   $   .60         $    .52         $    .62        $    .79      $   2.53 (a)


                                                 1st Quarter       2nd Quarter     3rd Quarter     4th Quarter      Total
                                                  Oct.-Dec.        Jan.-March      April-June       July-Sept.     For Year
                                                 ---------         ----------      ----------       ----------     --------

                                                                                  2005
                                                 --------------------------------------------------------------------------


Revenues                                          $  5,806          $ 5,735          $ 6,021         $ 7,929       $25,491
   Income before equity in earnings
      of unconsolidated real estate
      ventures, gain on sale of
      available-for-sale securities,
      minority interest and
     discontinued operations                         3,429            3,074            3,060           3,953        13,516
   Discontinued operations                             109               81               58           1,525         1,773
 Net income                                          4,311            3,039            3,187           5,677        16,214

 Income per beneficial share
      Continuing operations                            .55              .38              .40             .53          1.86
      Discontinued operations                          .01              .01              .01             .20           .23
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





                                                              BRT REALTY TRUST
                                     SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                                                             SEPTEMBER 30, 2006
                                                        (Dollar amounts in thousands)

                                                                    Gross Amount At Which Carried At
                              Initial Cost To Company                      September 30, 2006                       Depreciation
                                     Buildings        Costs Capitalized         Buildings         Accum.  Date Of     Life For
                      Encum-          And       Subsequent to Acquisition          And            Amorti-Constru- Date Latest Income
Description          brances Land Improvements Improvements Carrying Costs Land Improvements Total zation  tion  Acquired Statement
-----------          ------------------------------------------------------------------------------------  ----  ------------------

Residential
  Charlotte,
   North Carolina (d)    -  $ 501    $1,945       $ 464          -         $501    $2,409   $2,910  $  76    -     Jan-05 7.5 years
Commercial
   Yonkers,
    New York        $2,471      -     4,000          12          -            -     4,012    4,012    671    -     Aug-00  39 Years
                    ------  -----    ------       ----------------         ------------------------   ----


TOTAL               $2,471  $ 501    $5,945       $ 476       $  -         $501    $6,421   $6,922 $  747
                    ======  =====    ======       ================         ======================= ======
                                                                                             (a)     (b)    (c)

                                BRT REALTY TRUST
       SCHEDULE III - REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 2006
                          (Dollar amounts in thousands)


Notes to the schedule:


(a)      Total real estate properties                  $  6,922
           Less: Accumulated depreciation and
                   amortization                             747
                                                       --------
         Net real estate properties                    $  6,175


(b) Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.

(c)      Information not readily obtainable.

(d) Reported as real estate property held for sale on consolidated balance sheet.

         A reconciliation of real estate properties (including real estate property held for sale) is as follows:


                                                                                             Year Ended September 30,
                                                                                            ------------------------
                                                                                       2006            2005          2004
                                                                                       ----            ----          ----


                Balance at beginning of year                                          $ 6,117        $ 5,887       $ 6,136
                Additions:
                Acquisitions                                                                -          3,994             -
                Capitalization of expenses                                                244            457            86
                                                                                      -------        -------       -------

                                                                                        6,361         10,338         6,222
                                                                                      -------        -------       -------
                Deductions:
                Sales                                                                      74          3,960            97
                Depreciation/amortization                                                 112            261           238
                                                                                      -------        -------       -------
                                                                                          186          4,221           335
                                                                                      -------        -------       -------
                Balance at end of year                                                $ 6,175        $ 6,117       $ 5,887
                                                                                      =======        =======       =======

                The aggregate cost of investments in real estate assets for federal income tax purposes approximates book value.




                                                                         BRT REALTY TRUST
                                                                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                                         SEPTEMBER 30, 2006
                                                                    (Dollar amounts in thousands)


                                                   FINAL
                                        # OF     INTEREST     MATURITY
          DESCRIPTION                   LOANS      RATE         DATE       PERIODIC PAYMENT TERMS                   PRIOR LIENS
---------------------------------------------------------------------------------------------------------------------------------
  First mortgage loans:


  Short term:
   Multi-family/Condo conversion          1       Prime+5.00   Apr-07  Interest monthly, principal at maturity               -
     Apopka, FL
   Multi-family/Condo conversion          1       Prime+4.00   Sept-07 Interest monthly, principal at maturity               -
   Land, Daytona Beach, FL                1       Prime+5.25%  Aug-07  Interest monthly, principal at maturity               -
   Retail, Hoboken, NJ                    1       Prime+5.00%  Jan-07  Interest monthly, principal at maturity               -
   Condominium, Tampa, FL                 1       Prime+5.00%  Nov-06  Interest monthly, principal at maturity               -
   Multi-family Condo conversion          1       Prime+5.00%  Sept-07 Interest monthly, principal at maturity               -
     New York, NY
   Apartments, Ft. Wayne, IN              1       Prime+5.00%  Oct-06 Interest monthly, principal at maturity                -
   Condominium Units,
     Miami, FL                            1       Prime+4.75%  Mar-07   Interest monthly, principal at maturity              -
  Multi-family Condo, Titusville, FL      1       Prime+5.00%  Oct-06   Interest monthly, principal at maturity              -

Miscellaneous
  $0-$999                                 9                                                                                  -
  $1,000-$1,999                          12                                                                                  -
  $2,000-$2,999                           6                                                                                  -
  $3,000-$3,999                           7                                                                                  -
  $4,000-$4,999                           2                                                                                  -
  $5,000-$5,999                           6                                                                                  -
  $6,000-$6,999                           2                                                                                  -
  $7,000-$7,999                           2                                                                                  -
Junior mortgage loans and mezzanine loan:

Short Term:
Apartments, Wildwood, NJ                  1      Prime+5.00%   Mar-07   Interest monthly, principal at maturity          17,441


Miscellaneous
  $0-$999                                 1                                                                               3,418
  $1,000-$1,999                           2                                                                              11,070
  $3,000-$3,999                           1                                                                               9,400
  $5,000-$5,999                           1                                                                              14,137
                                      -----                                                                             -------

                                         61                                                                             $55,667
                                     ======                                                                             =======




                                                                         BRT REALTY TRUST
                                                          SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                                         SEPTEMBER 30, 2006
                                                                    (Dollar amounts in thousands)

                                                                                                PRINCIPAL AMOUNT
                                                                              CARRYING         OF LOANS SUBJECT
                                                            FACE AMOUNT        AMOUNT            TO DELINQUENT
          DESCRIPTION                                       OF MORTGAGES    OF MORTGAGES     PRINCIPAL OR INTEREST
-----------------------------------------------------------------------------------------------------------------------------------
  First mortgage loans:


  Short term:
   Multi-family/Condo conversion                             $24,770         $24,126                   -
     Apopka, FL
   Multi-family/Condo conversion                              23,623          23,623                   -
     New York, NY
   Land, Daytona Beach, FL                                    16,000          16,000                   -
   Retail, Hoboken, NJ                                        13,302          13,302                   -
   Condominium, Tampa, FL                                     12,953          12,953                   -
   Multi-family Condo conversion                              10,772          10,772                   -
     New York, NY
   Apartments, Ft. Wayne, IN                                  10,601          10,601                   -
   Condominium Units,
     Miami, FL                                                10,303          10,303                   -
  Multi-family Condo, Titusville, FL                           8,828           8,828                   -

Miscellaneous
  $0-$999                                                      3,641           3,641                   -
  $1,000-$1,999                                               17,635          17,610              $1,346
  $2,000-$2,999                                               13,985          13,985                   -
  $3,000-$3,999                                               24,875          24,875                   -
  $4,000-$4,999                                                8,808           8,808                   -
  $5,000-$5,999                                               33,916          33,916                   -
  $6,000-$6,999                                               13,467          13,467                   -
  $7,000-$7,999                                               14,524          14,524
Junior mortgage loans and mezzanine loan:

Short Term:
Apartments, Wildwood, NJ                                      10,250          10,250                   -


Miscellaneous
  $0-$999                                                        550             550                   -
  $1,000-$1,999                                                2,850           2,850                   -
  $3,000-$3,999                                                3,564           3,564                   -
  $5,000-$5,999                                                5,411           5,411                   -

                                                         ------------------------------------------------

                                                            $284,628        $283,959              $1,346
                                                         ================================================



                                      F-30





                                    BRT REALTY TRUST
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2006
                          (Dollar amounts in thousands)

Notes to the schedule:

(a) The following summary reconciles mortgage loans at their carrying values:

                                                                                   Year Ended September 30,
                                                                                   -------------------------
                                                                            2006             2005             2004
                                                                            ----             ----             -----

   Balance at beginning of year                                           $192,960         $134,444          $ 65,997
   Additions:
   Advances under real estate loans                                        309,727          259,346           231,588
                                                                          --------         --------          --------

                                                                           502,687          393,790           297,585
                                                                          --------         --------           -------
   Deductions:
   Collections of principal                                                157,540          159,909            94,511
   Sale of participation interests                                          61,188           38,475            68,630
   Transfer to real estate upon foreclosure                                      -            2,446                 -
                                                                          --------         --------          --------
                                                                           218,728          200,830           163,141
                                                                          --------         --------           -------
   Balance at end of year                                                 $283,959         $192,960          $134,444
                                                                          ========         ========          ========


   (b) Carrying amount of mortgage loans in 2004 are net of a direct write off in the amount of $365 that was recognized in a prior year and allowances for loan losses in the amount of $669 in 2006 and 2005 and $881 in 2004.

  (c) The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.



                                  EXHIBIT 21.1

                                  SUBSIDIARIES

COMPANY  STATE OF INCORPORATION
Forest Green Corporation                                New York
TRB No. 1 Corp.                                         New York
Blue Realty Corp.                                       Delaware
TRB No. 3 Owners Corp.                                  Wyoming
2190 Boston Post Road Realty Corp.                      New York
TRB Ashbourne Road Corp.                                Pennsylvania
BRT Funding Corp.                                       New York
TRB 69th Street Corp.                                   New York
TRB Lawrence Realty Corp.                               New York
TRB Yonkers Corp.                                       New York
TRB Hartford Corp.                                      Connecticut
TRB Realty Atlanta LLC                                  Georgia
TRB Stroudsburg Realty LLC                              Pennsylvania
TRB New York Corp.                                      New York
TRB Charlotte Apartments LLC                            North Carolina
BRT Joint Venture No. 1 LLC                             Delaware
BRT Realty Trust Statutory Trust I                      Delaware
BRT Realty Trust Statutory Trust II                     Delaware

                                  EXHIBIT 23.1

            Consent of Independent Registered Public Accounting Firm


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-128458 pertaining to the shelf registration of securities) and in the related Prospectuses, and the Registration Statements (Form S-8 No. 333-101681 pertaining to the 1996 Stock Option Plan, Form S-8 No. 333-104461 pertaining to the 2003 Incentive Plan, and Form S-3 No. 333-118915 pertaining to the Dividend Reinvestment and Share Purchase Plan) of BRT Realty Trust of our reports dated December 11, 2006, with respect to the consolidated financial statements and schedules of BRT Realty Trust, BRT Realty Trust management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of BRT Realty Trust, included in this Annual Report (Form 10-K) for the year ended September 30, 2006.




New York, New York
December 11, 2006
                                      /s/ Ernst & Young LLP

                                  Exhibit 31.1
                                  CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2006 of BRT Realty Trust;

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

Date:   December 14, 2006
                                        /s/ Jeffrey A. Gould
                                        ----------------------
                                        President and Chief Executive Officer

                                  Exhibit 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

    1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2006 of BRT Realty Trust;

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

Date:   December 14, 2006

                                            /s/ David W. Kalish
                                            -------------------------
                                            Senior Vice President-Finance

                                  Exhibit 31.3
                                  CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

   1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended September 30, 2006 of BRT Realty Trust;

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

Date:   December 14, 2006
                                              /s/ George Zweier
                                              --------------------
                                              Vice President and Chief
                                              Financial Officer

                                  EXHIBIT 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust, does hereby certify to his knowledge, pursuant to 18 U.S.C.
     Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2006 of the registrant, as filed with the Securities and Exchange Commission on the date hereof:

        (1)The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2)The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

     Date: December 14, 2006            /s/ Jeffrey A. Gould
                                        --------------------------------------
                                        Jeffrey Gould
                                        Chief Executive Officer

                                  EXHIBIT 32.2

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, does hereby certify to his knowledge, pursuant to 18 U.S.C.
     Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2006 of the registrant, as filed with the Securities and Exchange Commission on the date hereof:

           (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

           (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.


Date:   December 14, 2006          /s/ David W. Kalish
                                   ----------------------------
                                   David W. Kalish
                                   Senior Vice President-Finance

                                  EXHIBIT 32.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, does hereby certify to his knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended September 30, 2006 of the registrant, as filed with the Securities and Exchange Commission on the date hereof:

           (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

           (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date:   December 14, 2006           /s/ George Zweier
                                    -----------------------------------
                                    George Zweier
                                    Vice President and Chief Financial Officer