Form 10-Q
period 2006-12-31
BRT REALTY TRUST
filed 2007-02-07
CIK 14846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2006

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

                                   Yes   No X
                                           ---
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                    11,019,376 Shares of Beneficial Interest,
                  $3 par value, outstanding on February 5, 2007

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                        BRT REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


ASSETS
                                                                                        December 31,      September 30,
                                                                                            2006             2006
                                                                                            ----             ----
                                                                                         (Unaudited)       (Audited)

      Real estate loans
          Earning interest, including $-0- and $550
              from related parties                                                        $280,792          $283,282
          Not earning interest                                                              11,596             1,346
                                                                                          --------          --------
                                                                                           292,388           284,628
          Allowance for possible losses                                                       (669)             (669)
                                                                                          --------          --------
                                                                                           291,719           283,959

          Real estate properties net of accumulated
           depreciation of $753 and $725                                                     3,314             3,342
          Investment in unconsolidated ventures at equity                                    4,425             9,608
          Cash and cash equivalents                                                          7,587             8,393
          Available-for-sale securities at market                                           62,478            53,252
          Real estate property held for sale                                                     -             2,833
          Other assets                                                                      10,648             9,655
                                                                                          --------          --------

              Total Assets                                                                $380,171          $371,042
                                                                                          ========          ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

      Liabilities:
          Borrowed funds                                                                  $ 60,000          $141,464
          Junior subordinated notes                                                         56,702            56,702
          Mortgage payable                                                                   2,452             2,471
          Accounts payable and accrued liabilities including
             deposits payable of $4,395 and $5,061                                          10,625            11,479
          Dividends payable                                                                  4,674             4,491
                                                                                          --------          --------
           Total liabilities                                                               134,453           216,607
                                                                                          --------          --------

      Commitments and contingencies                                                              -                 -
      Shareholders' equity
          Preferred shares, $1 par value:
          Authorized 10,000 shares, none issued                                                  -                 -
          Shares of beneficial interest, $3 par value:
          Authorized number of shares, unlimited, issued
                12,037 and 9,065 shares                                                     36,111            27,194
          Additional paid-in capital                                                       155,021            85,498
          Accumulated other comprehensive income - net
              unrealized gain on available-for-sale securities                              47,547            38,319
          Retained earnings                                                                 17,125            13,510
                                                                                          --------          --------
                                                                                           255,804           164,521
            Cost of 1,171 treasury shares
              of beneficial interest in both periods                                       (10,086)          (10,086)
                                                                                          --------          --------
            Total shareholders' equity                                                     245,718           154,435
                                                                                          --------          --------

      Total Liabilities and Shareholders' Equity                                          $380,171          $371,042
                                                                                          ========          ========

             See Accompanying Notes to Consolidated Financial Statements.




                         BRT REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                                   December 31,
                                                                                                   ------------
                                                                                             2006                2005
                                                                                             ----                ----

      Revenues:
        Interest and fees on real estate loans, including
           $15 and $59 from related parties                                                $11,587             $ 6,424
        Operating income from real estate properties                                           365                 293
        Other, primarily investment income                                                     793                 683
                                                                                           -------             -------
        Total Revenues                                                                      12,745               7,400
     Expenses:
      Interest - borrowed funds                                                              3,855               1,770
        Advisor's fees, related party                                                          824                 536
        General and administrative - including $258
          and $232 to related parties                                                        1,560               1,605
        Other taxes                                                                            228                 114
        Operating expenses relating to real estate properties
          including interest on mortgage payable of $39 and $40                                201                 207
        Amortization and depreciation                                                           33                  37
                                                                                          --------             -------

       Total Expenses                                                                        6,701               4,269
                                                                                          --------             -------

   Income before equity in earnings (loss) of unconsolidated
     joint ventures, minority interest and discontinued operations                           6,044               3,131
   Equity in earnings (loss) of unconsolidated joint ventures                                   82                (877)
   Gain on disposition of real estate related to unconsolidated
     venture                                                                                 1,819               2,531
                                                                                          --------             -------
   Income before minority interest and discontinued operations                               7,945               4,785

   Minority interest                                                                           (14)                 (8)
                                                                                          --------             -------

   Income before discontinued operations                                                     7,931               4,777


   Discontinued Operations
   Income (loss) from operations                                                                 6                 (62)
   Gain on sale of real estate assets                                                          352                   -
                                                                                           -------             -------
   Income (loss) from discontinued operations                                                  358                 (62)
                                                                                           -------             -------
   Net income                                                                              $ 8,289             $ 4,715
                                                                                           =======             =======

   Income per share of beneficial interest:

   Income from continuing operations                                                       $   .91             $   .61
   Income (loss) from discontinued operations                                                  .04                (.01)
                                                                                           -------             -------
   Basic earnings per share                                                                $   .95             $   .60
                                                                                           =======             =======

   Income from continuing operations                                                       $   .91             $   .61
   Income (loss) from discontinued operations                                                  .04                (.01)
                                                                                           -------             -------
     Diluted earnings per share                                                            $   .95             $   .60
                                                                                           =======             =======

Cash distributions per common share                                                        $   .58             $   .52
                                                                                           =======             =======

   Weighted average number of common shares outstanding:
   Basic                                                                                 8,680,671           7,829,991
                                                                                         =========           =========
   Diluted                                                                               8,698,915           7,877,349
                                                                                         =========           =========


          See Accompanying Notes to Consolidated Financial Statements.




                                                      BRT REALTY TRUST AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                 (Unaudited)
                                                (Amounts in Thousands except for Per Share Data)



                                                                    Accumulated
                                            Shares of  Additional    Other Com-
                                           Beneficial   Paid-In     prehensive    Retained     Treasury
                                            Interest    Capital       Income      Earnings      Shares       Total
                                            --------    -------       ------      --------      ------       -----

Balances, September 30, 2006                $27,194     $85,498       $38,319    $  13,510     $(10,086)   $154,435

Shares issued - purchase plan (39,698 shares)   119       1,016             -            -            -       1,135

Shares issued - underwritten
      public offering (2,932,500 shares)      8,798       68,367            -            -            -      77,165

Distributions - common share
      ($.58 per share)                            -           -             -       (4,674)           -      (4,674)

Compensation expense -
      restricted stock                            -         140             -            -            -         140

Net income                                        -           -             -        8,289            -       8,289
     Other comprehensive
     Income - net unrealized gain
     on available-for-sale securities             -           -         9,228            -            -       9,228
                                                                                                              -----

Comprehensive income                              -           -             -            -            -      17,517
                                            -----------------------------------------------------------------------
Balances, December 31, 2006                 $36,111    $155,021       $47,547      $17,125     $(10,086)   $245,718
                                            =======================================================================




         See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)
                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                      2006               2005
                                                                                      ----               ----

Cash flows from operating activities:
   Net income                                                                         $ 8,289           $ 4,715
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Amortization and depreciation                                                        253                95
     Amortization of restricted stock and stock options                                   140               111
     Net gain on sale of real estate assets from discontinued operations                 (352)                -
     Equity in (earnings) loss of unconsolidated joint ventures                           (82)              877
     Gain on disposition of real estate related to unconsolidated
       real estate venture                                                             (1,819)           (2,531)
     Distribution of earnings of unconsolidated joint ventures                          4,482                47
     Increase in straight line rent                                                       (60)              (19)
     Increases and decreases from changes in other assets and liabilities
     (Increase) Decrease in interest and dividends receivable                            (494)              126
     Increase in prepaid expenses                                                        (124)               (4)
     Decrease in accounts payable and accrued liabilities                                (869)              (75)
     Increase in deferred costs                                                          (301)               (5)
     Other                                                                               (152)               12
                                                                                     --------          --------
Net cash provided by operating activities                                               8,911             3,349
                                                                                     --------          --------

Cash flows from investing activities:
   Collections from real estate loans                                                  18,301            57,933
   Sale or additions of participation interests                                            36             7,825
   Additions to real estate loans                                                     (23,537)          (52,272)
   Net costs capitalized to real estate assets                                              -              (167)
   Proceeds from sale of real estate owned                                                625                 -
   Contributions to unconsolidated joint ventures                                      (2,080)              (20)
   Distributions of capital of unconsolidated joint ventures                            4,612               863
                                                                                    ---------          --------
Net cash (used in) provided by investing activities                                    (2,043)           14,162
                                                                                    ---------          --------

Cash flows from financing activities:
   Proceeds from borrowed funds                                                        22,000            20,500
   Repayment of borrowed funds                                                       (103,464)          (34,545)
   Mortgage amortization                                                                  (19)              (18)
   Cash distribution - common shares                                                   (4,491)           (3,903)
   Exercise of stock options                                                                -               355
   Issuance of shares - stock purchase plan                                             1,135               528
   Net proceeds from secondary offering                                                77,165                 -
                                                                                     --------          --------
Net cash (used in) financing activities                                                (7,674)          (17,083)
                                                                                     ---------         --------

   Net (decrease) increase in cash and cash equivalents                                  (806)              428
   Cash and cash equivalents at beginning of period                                     8,393             5,709
                                                                                     --------          --------
   Cash and cash equivalents at end of period                                        $  7,587          $  6,137
                                                                                     ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                         $  3,959          $  1,780
                                                                                     ========          ========
Non cash investing and financing activity:
    Seller financing provided for sale of real estate                                $  2,560          $      -
                                                                                     ========          ========
    Reclassification of real asset to real estate property held for sale                    -             2,787
                                                                                     ========          ========
    Accrued distributions                                                               4,674             4,093
                                                                                     ========          ========



          See Accompanying Notes to Consolidated Financial Statements.


                        BRT REALTY TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Organization and Background

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

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2006 and for the three months ended December 31, 2006 and December 31, 2005 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results for the full year.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries and its majority-owned or controlled real estate entities. With respect to its unconsolidated joint ventures, as the Company (i) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-05, and (ii) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", it has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes. Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT" or the "Trust."

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT's Annual Report on Form 10-K for the year ended September 30, 2006.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 3 - Shareholders' Equity

Underwritten Public Offering

On December 5, 2006, the Trust entered into an Underwriting Agreement with Friedman, Billings, Ramsey & Co., Inc. (the "Agreement"), as representative of the several underwriters named in the Agreement, in connection with the public offering of 2,800,000 of its shares of beneficial interest, par value $3.00 per share. The Agreement granted the underwriters an option until December 14, 2006 to purchase up to an additional 420,000 shares from the Trust to cover over-allotments, if any. The offering closed on December 11, 2006. On December 13, 2006, the underwriters exercised their over allotment option to the extent of 132,500 shares. The net proceeds to the Trust, after deducting the underwriting discount and offering expenses payable by the Trust, were $77.2 million which were used to pay down our revolving credit facility by $58 million and to pay off our outstanding balance of $19 million on the margin line.

Distributions

During the quarter ended December 31, 2006, BRT declared a cash distribution to shareholders of $.58 per share. This distribution totaled $4,674,000 and was paid January 3, 2007 to shareholders of record on December 1, 2006.


Note 3 - Shareholders' Equity (Continued)

Stock Options

As of December 31, 2006, there were 26,250 stock options outstanding. All of these options are exercisable. During the quarter ended December 31, 2006 no options were exercised.

Restricted Shares

As of December 31, 2006, 130,510 restricted shares were issued under the Trust's 2003 incentive plan, of which 5,500 are fully vested. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, but is included in the earnings per share computation. In 2006, the Trust adopted the provisions of Financial Accounting Standards Board ("FASB") No. 123 (R), "Share-Based Payment (revised 2004)". These provisions require that the estimated fair value of restricted stock at the date of grant be amortized ratably into expense over the appropriate vesting period. For the three months ended December 31, 2006 and December 31, 2005, the Trust recorded $140,000 and $94,000 of compensation expense, respectively, as a result of the outstanding restricted shares. At December 31, 2006, $1,682,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2.9 years.

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

The following table sets forth the computation of basic and diluted shares:

                                               Three Months Ended
                                                   December 31,
                                            2006               2005
                                            ----               ----

Basic                                     8,680,671         7,829,991
Effect of dilutive securities                18,244            47,358
                                          ---------         ---------

Diluted                                   8,698,915         7,877,349
                                          =========         =========
Note 4 - Real Estate Loans

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb any probable losses on the existing loan portfolio.

At December 31, 2006, there were two loans outstanding to two separate unrelated borrowers which were non- earning with an aggregate outstanding principal balance of $11,596,000 at December 31, 2006 and represented 3.98% of total net loans and 3.05% of total assets.



Note 4 - Real Estate Loans (Continued)

The first loan with an outstanding balance of $1,346,000 is deemed impaired as it is probable that the Trust will not be able to collect all amounts due according to the contractual terms. Accordingly, an allowance has been established for it. The second loan, which was reclassified at December 31, 2006, to non-earning has an outstanding balance of $10,250,000 and is not deemed impaired. Of the real estate loans earning interest at December 31, 2006, one loan with a balance of $25,464,000 is deemed impaired and an allowance has been established for it.

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended December 31, 2006 and 2005, interest income would have increased by approximately $216,000 and $66,000, respectively.

At December 31, 2006, four separate unaffiliated borrowers had loans outstanding in excess of 7% of the total portfolio. Information regarding these loans is set forth in the table below:


                  # OF        % OF GROSS            % OF
    BALANCE       LOANS          LOANS             ASSETS            TYPE / NUMBER                  STATE / NUMBER
    -------       -----          -----             ------            -------------                  --------------

  $27,184,000       6            9.30               7.15       Multi family (5) / residential     AK (2) TN (3) NY (1)
   25,464,000       1            8.71               6.70       Multi family, condo redevelopment           FL
   24,440,000       1            8.36               6.43       Multi family, condo redevelopment           NY
   20,833,000       3            7.13               5.48       Multi family, condo redevelopment(2)
                                                                     and land (1)                     FL (2) IL (1)

Note 5 - Real Estate Properties


On November 1, 2006, BRT sold a property that was previously acquired in foreclosure. This property which was classified as held for sale was sold for $3,200,000. BRT recorded a gain on the sale of $352,000. In connection with the sale BRT provided a purchase money mortgage in the amount of $2,560,000.


Note 6 - Investment in Unconsolidated Joint Ventures at Equity

BRT Funding LLC

On November 2, 2006, BRT Joint Venture I LLC, a wholly owned subsidiary of the Trust (which is referred to as the BRT member), entered into a joint venture agreement with and among (1) CIT Capital USA, Inc., which is referred to herein as the CIT member and which is a wholly owned subsidiary of CIT Group, Inc. and
(2) BRT Funding LLC, a limited liability company formed under the laws of the State of Delaware, which is referred to as the joint venture. The joint venture engages in the business of investing in short-term commercial real estate loans for terms of six months to three years, commonly referred to as bridge loans. The BRT member is the managing member of the joint venture. The initial capitalization of the joint venture will be up to $100 million of which 25% will be funded by the BRT member and 75% will be funded by the CIT member.

The Trust manages the joint venture and will receive a management allocation calculated as 1% of the loan portfolio amount, annualized, and payable quarterly. Origination fees up to 2% of the principal amount of a loan are distributed 37.5% to the CIT member and 62.5% to the BRT member. Any amount of origination fees in excess of 2% of the principal amount of a loan but not exceeding 3% of the principal amount of the loan are paid to REIT Management Corp., BRT's advisor and a related party. Any amounts of the joint venture's origination fees which exceed 3% of the principal amount of a loan are paid 37.5% to the CIT member and 62.5% to the BRT member. The joint venture will distribute net available cash to its two members on a pro-rata basis until the CIT member receives a return of 9% (inclusive of origination fees), annualized on its outstanding advances. If the joint venture is able to provide the CIT member with an annualized 9% return, thereafter, additional available net cash will be distributed, 37.5% to the CIT member and 62.5% to the BRT member.




Note 6 - Investment in Unconsolidated Joint Ventures at Equity (Continued)

We have agreed to present all loan proposals received by us to the joint venture for its consideration on a first refusal basis, under procedures set forth in the joint venture agreement, until the joint venture originates loans with an aggregate principal amount of $100 million (or, in the event that a line of credit at the maximum level is obtained, $150 million).

Unaudited condensed financial information regarding the joint venture is shown below.

                                            (Dollar Amounts in Thousands)
                                                   Three Months Ended
                                                    December 31, 2006

  Condensed Balance Sheet
  Cash                                                 $     386
  Real estate loan                                         8,038
                                                       ---------
       Total assets                                    $   8,424
                                                       =========

  Deferred fees                                        $     372
  Equity                                                   8,052
                                                       ---------
       Total liabilities and equity                    $   8,424
                                                       =========


                                                   Three Months Ended
                                                    December 31, 2006

  Condensed Statement of Operations
  Interest and fees on loan                            $      14
                                                       ---------
         Total revenues                                       14

  Operating expenses                                           -
                                                       ---------

  Net income attributable to members                   $      14
                                                       =========


Real Estate Ventures

The Trust is also a partner in eight unconsolidated joint ventures which own and operate six properties.

During the quarter ended December 31, 2006, one of the joint ventures sold a corporate office center, with a retail component, located in Dover, Delaware, for $17,400,000. The Trust recognized a gain on the sale of the property of $1,747,000. During the quarter the Trust received a cash distribution of $9,000,000 from this joint venture.

The real estate ventures contributed $73,000 and ($877,000) in equity earnings (losses) for the three months ended December 31, 2006 and 2005, respectively. The loss in the three month period ended December 31, 2005 includes the Trust's 50% share of interest expense of $882,000 from the prepayment of the first mortgage upon the sale of a 248 unit garden apartment complex in the Atlanta, Georgia area that was sold in December 2005.

Note 7 - Available-For-Sale Securities

Included in available-for-sale securities are 1,009,600 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $13,262,000 and a fair market value at December 31, 2006 of $59,001,000.






Note 8 -Borrowed Funds

The Trust has a $185 million revolving credit facility with North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. The credit facility was increased from $155 million to $185 million effective October 31, 2006. The credit facility matures on February 1, 2008 and may be extended for two one-year periods for a fee of $462,500 for each extension. Under the credit facility, the Trust is required to maintain cash or marketable securities at all times of not less than $15 million. Borrowings under the credit facility are secured by specific receivables and the facility provides that the amount borrowed will not exceed 65% of first mortgages, plus 50% of second mortgages and certain owned real estate pledged to the participating banks which may not exceed 15% of the borrowing base. At December 31, 2006, $168 million was available to be drawn by us based on the lending formula under the credit facility and $60 million was outstanding.

The average outstanding balances on our credit facilities for the three months ended December 31, 2006 and December 31, 2005 were $111,054,000 and $71,049,000, respectively, and the average interest rate paid was 8.12% and 7.66%, respectively. Interest expense for the quarters ended December 31, 2006 and December 31, 2005 was $2,304,000 and $1,390,000, respectively.

In addition to its credit facility, the Trust has the ability to borrow funds through two margin accounts. In order to maintain one of the accounts, the Trust pays an annual fee equal to .3% of the market value of the pledged securities; this fee is included in interest expense. At December 31, 2006, there was no outstanding balance on either of the margin accounts. Marketable securities, with a fair market value at December 31, 2006 of $62,478,000, are available to be pledged as collateral. The average outstanding balance on the margin facilities for the quarters ended December 31, 2006 and December 31, 2005 was $14,643,000 and $20,736,000, respectively, and the average interest rate paid was 8.54% and 7.17%, respectively. Interest expense on the margin accounts for the quarters ended December 31, 2006 and 2005 was $319,000 and $380,000, respectively.

Note 9 - Junior Subordinated Notes

On April 27, 2006, BRT issued $30,928,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of BRT. Statutory Trust II was formed to issue $928,000 worth of common securities (all of Statutory Trust II's common securities) to BRT and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. Statutory Trust II remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at BRT's option. To the extent BRT redeems notes, Statutory Trust II is required to redeem a corresponding amount of preferred securities. Issuance costs of $944,500 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10-year holding period of the notes. Interest expense for the three months ended December 31, 2006 was $680,000.

On March 21, 2006, BRT issued $25,774,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of BRT. Statutory Trust I was formed to issue $774,000 worth of common securities (all of Statutory Trust I's common securities) to BRT and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. Statutory Trust I remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at BRT's option. To the extent BRT redeems notes, Statutory Trust I is required to redeem a corresponding amount of preferred securities. Issuance costs of $822,000 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10- year holding period of the notes. Interest expense for the three months ended December 31, 2006 was $551,000.





Note 9 - Junior Subordinated Notes (Continued)

BRT Realty Trust Statutory Trusts I and II are variable interest entities under FIN 46R. Under the provisions of FIN 46R, BRT has determined that the holders of the preferred securities are the primary beneficiaries of the two Statutory Trusts. Accordingly, BRT does not consolidate the Statutory Trusts and has reflected the obligations of the Statutory Trusts under the caption "Junior Subordinated Notes." The investment in the common securities of the Statutory Trusts is reflected in other assets and is accounted under the equity method of accounting.

Note 10 - Comprehensive Income

Comprehensive income for the three month periods was as follows:

                                                (Dollar Amounts in Thousands)
                                                      Three Months Ended
                                                          December 31,
                                                    2006               2005
                                                    ----               ----
Net income                                         $ 8,289            $ 4,715

Other comprehensive income -
    Unrealized gain (loss) on available -
    for-sale securities                              9,228             (4,210)
                                                   -------            -------
Comprehensive income                               $17,517            $   505
                                                   =======            =======

Note 11 - Related Party Transactions

On November 16, 2006, the Trust repaid in full the outstanding balance of a loan participation that was previously sold to Gould Investors L.P. ("Gould"), a related party, in the prior fiscal year. The balance at the time of the repayment was $9.5 million. In addition, Gould repaid the Trust $159,000, representing the unamortized portion of the commitment fee of $220,000 received by Gould.

Note 12 - New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company believes that the adoption of this standard on October 1, 2007 will not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No.157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of this standard on October 1, 2008 will not have a material effect on the Company's consolidated financial statements.



Note 12 - New Accounting Pronouncements (Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The Company is currently evaluating the impact of adopting SAB 108. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated financial statements.

Note 13 - Subsequent Event

As of February 5, 2007, BRT sold 165,300 shares of Entertainment Properties Trust for $10,541,000, for an average price of $63.77 per share. The book basis of these shares is $2,174,000 or $13.15 per share. Accordingly we will recognize a gain from the sale of these shares of approximately $8,367,000 in the quarter ended March 31, 2007.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions or variations thereof. Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Investors are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a real estate investment trust, also known as a REIT, organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts. We are primarily engaged in originating and holding for investment senior and junior commercial mortgage loans secured by real property in the United States. From time to time, we also participate as both an equity investor in, and as a mortgage lender to, joint ventures which acquire income-producing real property. We have originated in the past, and will consider in the future, loans to entities which own real property collateralized by pledges of some or all of the ownership interests that directly or indirectly control such real property (commonly referred to as mezzanine financing).

Liquidity and Capital Resources

Our focus is to originate loans secured by real property, which generally have high yields and are short term or bridge loans, with an average duration ranging from six months to three years. Repayments of real estate loans in the amount of $289,808,000 (representing 99% of our mortgage portfolio at December 31, 2006) are due during the twelve months ending December 31, 2007, including $11,596,000 not earning interest and due on demand. The availability of mortgage financing secured by real property and the market for buying and selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We have a $185 million revolving credit facility with a group of banks consisting of North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. This facility matures on February 1, 2008 and may be extended for two one-year terms. The maximum amount which can be outstanding under the facility is the lesser of 65% of the first mortgages plus 50% of the second mortgages and certain owned real estate pledged which may not exceed 15% of the borrowing base or $185 million. At December 31, 2006, $168 million was available to be drawn based on the lending formula, of which $60 million was outstanding.

We also have the ability to borrow under margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to 50% of the market value of the shares we own. At December 31, 2006, $31.2 million was available under the margin lines of credit, of which there was no outstanding balance. Following the sale by us of 165,300 EPR shares in the open market from January 1, 2007 through February 5, 2007, approximately $29.3 million remains available under the margin lines of credit as of February 5, 2007. If the value of the EPR shares (our principal securities investment) were to decline, the available funds under the margin lines of credit might decline and we could be required to repay a portion or all of the margin loans.

During the three months ended December 31, 2006, we generated cash of $8,911,000 from operations, $18,301,000 from real estate loan collections, and $77,165,000 from the issuance of 2.9 million shares of beneficial interest in connection with an underwritten public offering. The proceeds we received from the underwritten public offering were used to pay down our revolving credit facility by $58,000,000 and to pay off our outstanding balance of $19,000,000 on the margin line. The cash generated from our operations and from real estate loan collections were used primarily to fund real estate loan originations of $23,537,000, pay shareholder dividends of $4,491,000 and to further reduce our indebtedness under our credit line. Our cash and cash equivalents were $7,587,000 at December 31, 2006.

We will satisfy our liquidity needs from cash and liquid investments on hand, our credit facility, the availability in our margin account collateralized by our available-for-sale securities and where appropriate the sale of these securities, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

Interest and fees on loans increased by $5,163,000, or 80%, to $11,587,000 for the three months ended December 31, 2006 from $6,424,000 for the three months ended December 31, 2005. During the current quarter, the average balance of loans outstanding increased by approximately $128.3 million, accounting for an increase in interest income of $4,282,000. Recent increases in the prime rate have caused the average interest rate earned on the loan portfolio to increase to 13.35% in the three months ended December 31, 2006 from 13.09% in the three months ended December 31, 2005, which caused interest income to increase by $116,000. Fee income increased $765,000 quarter vs. quarter. This was primarily due to increased amortization of commitment fee and extension fee income which resulted from a larger loan portfolio.

Operating income on real estate increased $72,000, or 24%, for the three month period ended December 31, 2006 to $365,000 from $293,000 in the three month period ended December 31, 2005. This was the result of an increase in rent received at our Yonkers, New York property due to the releasing of vacant space at the property.

Other, primarily investment income increased by $110,000, or 16%, to $793,000 in the three months ended December 31, 2006 from $683,000 in the three months ended December 31, 2005. Approximately $63,000 of the increase was the result of a 10% increase in the dividend paid on the EPR shares we own from $.625 per share to $.6875 per share and the remaining $47,000 was the result of an increase in income from our other invested assets.

Interest expense on borrowed funds increased to $3,855,000 in the three months ended December 31, 2006 from $1,770,000 in the three months ended December 31, 2005, an increase of $2,085,000, or 118%. In the current quarter we increased our level of borrowings to fund our increased loan portfolio, causing the average balance of borrowed funds to increase from $91.7 million to $182.4 million, an increase of $90.7 million. This resulted in an increase of $1,934,000 in interest expense. The remaining increase of $151,000 was the result of higher interest rates paid on our line of credit and margin accounts. Our combined borrowing rate increased from 7.55% for the quarter ended December 31, 2005 to 8.41% for the quarter ended December 31, 2006.

The Advisor's fee that we pay to REIT Management Corp., a related party, and which is calculated based on invested assets, increased $288,000, or 54%, in the three months ended December 31, 2006 to $824,000 from $536,000 in the three months ended December 31, 2005. In the three month period ended December 31, 2006, when compared to the three month period ended December 31, 2005, we experienced a large increase in the outstanding balance of invested assets, primarily loans, the basis upon which the Advisor's fee is calculated.

General and administrative fees decreased $45,000, or 3%, from $1,605,000 in the three months ended December 31, 2005 to $1,560,000 in the three months ended December 31, 2006. The decrease was the result of several factors. During the quarter ended December 31, 2006, the Trust incurred increased payroll related expenses of $165,000 related to the payment of year end staff bonuses. Legal expenses increased by approximately $75,000 due to expenses associated with the renegotiation of our advisory agreement. Allocated expenses charged to us pursuant to the Shared Services Agreement among our related entities for legal and accounting services increased by $26,000 primarily due to our common share offering. Offsetting these increased expenses in full was the payment in the prior year's quarter of $322,000 of legal, professional and printing expenses related to a contemplated public offering of preferred securities which was cancelled due to adverse market conditions.

Other taxes increased by $114,000, or 100%, to $228,000 in the three months ended December 31, 2006 from $114,000 in the three ended December 31, 2005. This was the result of an increase in the amount of federal excise tax recorded. The federal excise tax is based on taxable income generated during the current fiscal year but not distributed.

Equity in earnings (loss) of unconsolidated ventures increased $959,000 in the three months ended December 31, 2006 to $82,000 from ($877,000) in the three months ended December 31, 2005. During the 2005 quarter, we experienced a loss of $995,000 from the operations of the joint venture which owns the Rutherford Glen property in the Atlanta, Georgia area (which was sold in the quarter ended December 31, 2005). This loss was the result of an increase in interest expense of $882,000 from the prepayment of the first mortgage upon the sale of the property.

Gain on disposition of real estate related to unconsolidated real estate ventures decreased $712,000 in the three months ended December 31, 2006 to $1,819,000, from $2,531,000 in the three months ended December 31, 2005. During the 2006 quarter our Blue Hen joint venture sold a corporate center and retail mall in Dover, Delaware. The Trust recognized a gain on the sale of $ 1,819,000, representing its share of the gain. In the 2005 quarter, we realized a gain on disposition of real estate related to unconsolidated real estate ventures, the result of the sale of the property by our Rutherford Glen joint venture. The venture owned and operated a multi-family apartment complex in the Atlanta, Georgia area.

Income (loss) from discontinued operations increased $420,000 in the three month period ended December 31, 2006 to $358,000 from ($62,000) in the three month period ended December 31, 2005. The discontinued operations in the quarter ended December 31, 2006 reflects the sale and operations of a property located in Charlotte, North Carolina, which we acquired in foreclosure in January 2005. The discontinued operations in the quarter ended December 31, 2005 also reflects earnings from this property.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is adjustable and is indexed to LIBOR. At December 31, 2006, approximately 95% of our loan portfolio was variable rate based primarily on the prime rate. Accordingly, changes in the prime interest rate would have an effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have a positive effect of approximately $2,181,000 on income before taxes and a one percent decline in interest rates would have a negative effect of approximately $819,000 on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At December 31, 2006, our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Florida and Tennessee, and it is subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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





                                BRT REALTY TRUST
                                  (Registrant)




February 7, 2007                 /s/ Jeffrey A. Gould
----------------                 -------------------------------------
Date                             Jeffrey A. Gould, President and
                                 Chief Executive Officer





February 7, 2007                 /s/ George Zweier
----------------                 -------------------------------------
Date                             George Zweier, Vice President
                                 and Chief Financial Officer
                                 (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey A. Gould, President and Chief Executive Officer of BRT Realty Trust, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 of BRT Realty Trust;

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


   Date:   February 7, 2007
                                        /s/ Jeffrey A. Gould
                                        --------------------
                                        Jeffrey A. Gould
                                        President and
                                        Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 of BRT Realty Trust;

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

   Date:   February 7, 2007                  /s/ David W. Kalish
                                             -------------------
                                             David W. Kalish
                                             Senior Vice President-Finance

                                  EXHIBIT 31.3
                                  CERTIFICATION

   I, George Zweier, Vice President and Chief Financial Officer of BRT Realty Trust, certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 of BRT Realty Trust;

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

   Date:   February 7, 2007
                                       /s/ George Zweier
                                       -----------------
                                       George Zweier
                                       Vice President and Chief
                                       Financial Officer

                                  EXHIBIT 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey A. Gould, the Chief Executive Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 7, 2007             /s/ Jeffrey A. Gould
                                     --------------------
                                     Jeffrey A. Gould, President and
                                     Chief Executive Officer

                                  EXHIBIT 32.2

                 CERTIFICATION OF SENIOR VICE PRESIDENT-FINANCE

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President-Finance of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 7, 2007           /s/ David W. Kalish
                                   ---------------------------------
                                   David W. Kalish
                                   Senior Vice President-Finance

                                  EXHIBIT 32.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, George Zweier, the Chief Financial Officer of BRT Realty Trust, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   February 7, 2007            /s/ George Zweier
                                    -----------------------------------
                                    George Zweier, Vice President
                                    and Chief Financial Officer