Form 10-Q
period 2007-03-31
BRT REALTY TRUST
filed 2007-05-09
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

Commission File Number 001-07172

BRT REALTY TRUST
(Exact name of Registrant as specified in its charter)

Massachusetts	13-2755856
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

60 Cutter Mill Road, Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

516-466-3100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

11,090,818 Shares of Beneficial Interest,
$3 par value, outstanding on May 4, 2007

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Real estate loans:
Earning interest, including $-0- and $550 from related parties	$274,633	$283,282
Not earning interest	16,593	1,346
	291,226	284,628
Allowance for possible losses	(669)	(669)
	290,557	283,959

Real estate properties, net of accumulated
depreciation of $781 and $725	3,328	3,342
Investment in unconsolidated ventures at equity	12,315	9,608
Cash and cash equivalents	12,565	8,393
Available-for-sale securities at market	46,403	53,252
Real estate property held for sale	-	2,833
Other assets	10,550	9,655

Total Assets	$375,718	$371,042

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Borrowed funds	$53,000	$141,464
Junior subordinated notes	56,702	56,702
Mortgage payable	2,433	2,471
Accounts payable and accrued liabilities, including deposits payable of $3,510 and $5,061	7,852	11,479
Dividends payable	6,868	4,491
Total Liabilities	126,855	216,607

Commitments and contingencies
Shareholders' Equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	-	-
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, issued 12,078 and 9,065 shares	36,233	27,194
Additional paid-in capital	156,214	85,498
Accumulated other comprehensive income - net unrealized gain on available-for-sale securities	35,328	38,319
Retained earnings	31,120	13,510
Cost of 1,164 and 1,171 treasury shares of beneficial interest, respectively	(10,032)	(10,086)
Total Shareholders' Equity	248,863	154,435

Total Liabilities and Shareholders' Equity	$375,718	$371,042

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
Interest and fees on real estate loans, including $-0- and $17 from related parties for the three month periods, respectively, and $15 and $76 for the six month periods, respectively.	$9,969	$7,119	$21,556	$13,543
Operating income from real estate properties	385	251	750	544
Other, primarily investment income	640	751	1,433	1,434
Total Revenues	10,994	8,121	23,739	15,521

Expenses:
Interest - borrowed funds	2,382	2,006	6,237	3,776
Advisor's fees, related party	534	629	1,358	1,165
General and administrative - including $198 and $216 to related parties for the three month periods, respectively, and $456 and $448 for the six month periods, respectively.	1,791	1,468	3,350	3,073
Other taxes	556	134	785	248
Operating expenses relating to real estate properties including interest on mortgages payable of $38 and $39 for the three month periods, respectively, and $77 and $80 for the six month periods, respectively	202	197	403	404
Amortization and depreciation	45	34	78	71

Total Expenses	5,510	4,468	12,211	8,737

Income before equity in earnings (loss) of unconsolidated joint ventures, minority interest and discontinued operations	5,484	3,653	11,528	6,784
Equity in earnings (loss) of unconsolidated joint ventures	99	127	181	(750)
Gain on disposition of real estate related to unconsolidated venture	-	-	1,819	2,531
Income before gain on sale of available-for sale securities, minority interest and discontinued operations	5,583	3,780	13,528	8,565
Gain on sale of available-for-sale securities	15,298	-	15,298	-
Minority interest	(17)	(6)	(31)	(14)
Income before discontinued operations	20,864	3,774	28,795	8,551

Discontinued Operations
Income (loss) from operations	-	30	6	(32)
Gain on sale of real estate assets	-	315	352	315
Income from discontinued operations	-	345	358	283

Net income	$20,864	$4,119	$29,153	$8,834

Income per share of beneficial interest:

Income from continuing operations	$1.88	$.48	$2.91	$1.09
Income from discontinued operations	-	.04	.04	.03
Basic earnings per share	$1.88	$.52	$2 .95	$1.12

Income from continuing operations	$1.88	$.48	$2.91	$1.09
Income (loss) from discontinued operations	-	.04	.04	.03
Diluted earnings per share	$1.88	$.52	$2.95	$1.12

Cash distributions per common share	$.62	$.52	$1.20	$1.04

Weighted average number of common shares outstanding:
Basic	11,051,977	7,920,760	9,853,295	7,874,877
Diluted	11,069,901	7,945,242	9,871,381	7,910,922

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands except for per share data and number of shares)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Com- prehensive Income	Retained Earnings	Treasury Shares	Total

Balances, September 30, 2006	$27,194	$85,498	$38,319	$13,510	$(10,086)	$154,435

Shares issued - Dividend reinvestment and stock purchase plan (80,334 shares)	241	2,037	-	-	-	2,278

Shares issued - underwritten public offering (2,932,500 shares)	8,798	68,296	-	-	-	77,094

Distributions - common share ($1.20 per share)	-	-	-	(11,543)	-	(11,543)

Exercise of stock options		(1)			11	10

Restricted stock vesting		(43)			43	-

Compensation expense - restricted stock	-	427	-	-	-	427

Net income	-	-	-	29,153	-	29,153
Other comprehensive
Income - net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains included in net income of $15,298)	-	-	(2,991)	-	-	(2,991)

Comprehensive income	-	-	-	-	-	26,162

Balances, March 31, 2007	$36,233	$156,214	$35,328	$31,120	$(10,032)	$248,863

See Accompanying Notes to Consolidated Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Six Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$29,153	$8,834
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	537	239
Amortization of restricted stock and stock options	427	234
Net gain on sale of real estate assets from discontinued operations	(352)	(315)
Gain on sale of available-for-sale securities	(15,298)	-
Equity in (earnings) loss of unconsolidated real estate ventures	(181)	750
Gain on disposition of real estate related to unconsolidated real estate venture	(1,819)	(2,531)
Distribution of earnings of unconsolidated joint ventures	4,536	91
Increase in straight line rent	(120)	(33)
Increases and decreases from changes in other assets and liabilities
Increase in interest and dividends receivable	(157)	(377)
(Increase) decrease in prepaid expenses	(626)	32
(Decrease) increase in accounts payable and accrued liabilities	(3,659)	1,218
Increase in deferred costs	(309)	(1,572)
Other	(136)	(867)
Net cash provided by operating activities	11,996	5,703

Cash flows from investing activities:
Collections from real estate loans	54,663	82,534
Sale of participation interests	569	37,800
Additions to real estate loans	(59,271)	(142,559)
Net costs capitalized to real estate assets	(41)	(191)
Proceeds from sale of real estate owned	625	337
Purchase of available-for-sale securities	(49)	-
Sale of available-for-sale securities	19,203	-
Contributions to unconsolidated joint ventures	(10,071)	(30)
Distributions of capital of unconsolidated joint ventures	4,831	876
Net cash provided by (used in) investing activities	10,459	(21,233)

Cash flows from financing activities:
Proceeds from borrowed funds	72,000	83,000
Repayment of borrowed funds	(160,464)	(83,858)
Proceeds from sale of junior subordinated notes	-	25,000
Mortgage amortization	(38)	(36)
Cash distribution - common shares	(9,163)	(7,996)
Exercise of stock options	10	453
Issuance of shares - dividend reinvestment and stock purchase plan	2,278	1,143
Net proceeds from secondary offering	77,094	-
Net cash (used in) provided by financing activities	(18,283)	17,706

Net increase in cash and cash equivalents	4,172	2,176
Cash and cash equivalents at beginning of period	8,393	5,709
Cash and cash equivalents at end of period	$12,565	$7,885

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,461	$3,598
Non cash investing and financing activity:
Seller financing provided for sale of real estate	$2,560	$-
Reclassification of real asset to real estate property held for sale	-	2,787
Accrued distributions	6,868	4,135
Purchase of common shares of statutory trust	-	774

See Accompanying Notes to Consolidated Financial Statements

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

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2007 and for the three and six months ended March 31, 2007 and March 31, 2006 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results for the full year.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries and its majority-owned or controlled real estate entities. With respect to its unconsolidated joint ventures, as the Company (i) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-05, and (ii) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, it has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes. Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT" or the "Trust."

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT’s Annual Report on Form 10-K for the year ended September 30, 2006.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 3 - Shareholders' Equity

Distributions

During the quarter ended March 31, 2007, BRT declared a cash distribution to shareholders of $.62 per share. This distribution totaled $6,868,000 and was paid April 4, 2007 to shareholders of record on March 23, 2007.

Stock Options

As of March 31, 2007, there were 25,000 stock options outstanding. All of these options are exercisable. During the quarter ended March 31, 2007, 1,250 options were exercised. Proceeds from these options totaled $10,000.

Note 3 - Shareholders' Equity (Continued)

Restricted Shares

As of March 31, 2007, 174,735 restricted shares were issued under the Trust’s 2003 incentive plan, of which 10,500 are fully vested. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, but is included in the earnings per share computation. In 2006, the Trust adopted the provisions of Financial Accounting Standards Board (“FASB”) No. 123 (R), “Share-Based Payment (revised 2004)”. These provisions require that the estimated fair value of restricted stock at the date of grant be amortized ratably into expense over the appropriate vesting period. For the three months ended March 31, 2007 and March 31, 2006, the Trust recorded $287,000 and $123,000 of compensation expense, respectively, and for the six months ended March 31, 2007 and 2006, recorded $427,000 and $217,000 of compensation expense, respectively as a result of the outstanding restricted shares. At March 31, 2007, $2,695,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting period. The weighted average vesting period is approximately 3.2 years.

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

The following table sets forth the computation of basic and diluted shares:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Basic	11,051,977	7,920,760	9,853,295	7,874,877

Effect of dilutive securities	17,924	24,482	18,086	36,045

Diluted	11,069,901	7,945,242	9,871,381	7,910,922

Note 4 - Real Estate Loans

At March 31, 2007, three non earning loans having an aggregate principal balance of $16,593,000 were outstanding to three separate unrelated borrowers, representing 5.70% of total net loans and 4.42% of total assets.

Included is a loan, reclassified to non-earning at March 31, 2007, which has an outstanding balance of $4,996,000. This loan is secured by first and second mortgages on 14 commercial properties located in New Jersey. The two other loans, classified as non earning in prior periods, have outstanding balances of $10,250,000 and $1,347,000, respectively. None of these three non performing loans is deemed impaired and no allowance has been established for them.

The existing loan loss allowance of $669,000 relates to one loan which is deemed impaired and has an outstanding balance of $ 25,988,000 at March 31, 2007. This loan is performing through March 31, 2007. At April 30, 2007 the loan balance has been reduced to $ 22,611,000 through pay downs of principal that resulted from the sale of condominium units at the property which secures the loan.

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb any probable losses on the existing loan portfolio.

Note 4 - Real Estate Loans (Continued)

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended March 31, 2007 and 2006, interest income would have increased by approximately $573,000 and $66,000 respectively. For the six month period ended March 31, 2007 and March 31, 2006, the increase would have been $791,000 and $132,000, respectively.

At March 31, 2007, four separate unaffiliated borrowers had loans outstanding in excess of 6% of the total portfolio. Information regarding these loans is set forth in the table below:

BALANCE	# OF LOANS	% OF GROSS LOANS	% OF ASSETS	TYPE / (NUMBER)	STATE / (NUMBER)

$43,147,000	7	14.82	11.48	Multi family (6) / residential (1)	TN (6) NY (1)
25,988,000	1	8.92	6.92	Multi family, condo redevelopment	FL
25,053,000	1	8.60	6.67	Multi family, condo redevelopment	NY
19,439,000	8	6.67	5.17	Retail with office (8)	NJ (8)

No other borrower or single loan accounted for more than 6% of the Trust’s loan portfolio or 5% of the Trust’s assets.

Note 5 - Real Estate Properties

On November 1, 2006, BRT sold a property that was previously acquired in foreclosure. This property, which was classified as held for sale, was sold for $3,200,000. BRT recorded a gain on the sale of $352,000. In connection with the sale BRT provided a purchase money mortgage in the amount of $2,560,000.

Note 6 - Investment in Unconsolidated Joint Ventures at Equity

BRT Funding LLC

On November 2, 2006, BRT Joint Venture I LLC, a wholly owned subsidiary of the Trust (which is referred to as the BRT member), entered into a joint venture agreement with and among (1) CIT Capital USA, Inc., which is referred to herein as the CIT member and which is a wholly owned subsidiary of CIT Group, Inc. and (2) BRT Funding LLC, a limited liability company formed under the laws of the State of Delaware, which is referred to as the joint venture. The joint venture engages in the business of investing in short-term commercial real estate loans for terms of six months to three years, commonly referred to as bridge loans. The BRT member is the managing member of the joint venture. The initial capitalization of the joint venture will be up to $100 million of which 25% is being funded by the BRT member and 75% is being funded by the CIT member.

The Trust manages the joint venture and receives a management allocation calculated as 1% of the loan portfolio amount, annualized, and payable quarterly. Origination fees up to 2% of the principal amount of a loan are distributed 37.5% to the CIT member and 62.5% to the BRT member. Any amount of origination fees in excess of 2% of the principal amount of a loan, but not exceeding 3% of the principal amount of the loan, are paid to REIT Management Corp., BRT’s advisor and a related party. Any amounts of the joint venture’s origination fees which exceed 3% of the principal amount of a loan are paid 37.5% to the CIT member and 62.5% to the BRT member. The joint venture will distribute net available cash to its two members on a pro-rata basis until the CIT member receives a return of 9% (inclusive of origination fees), annualized on its outstanding advances. If the joint venture is able to provide the CIT member with an annualized 9% return, thereafter, additional available net cash will be distributed, 37.5% to the CIT member and 62.5% to the BRT member.

Note 6 - Investment in Unconsolidated Joint Ventures at Equity (Continued)

The Trust agreed to present all loan proposals received to the joint venture for its consideration on a first refusal basis, under procedures set forth in the joint venture agreement, until the joint venture originates loans with an aggregate principal amount of $100 million (or, in the event that a line of credit at the maximum level is obtained, $150 million). After the venture has closed $50 million in loan originations, the remaining loan originations up to the $100 million level will be participated on a 50/50 basis between BRT and the joint venture.

The BRT member is also responsible for the payment of a fee to a Merchant Bank for arranging the transaction and securing capital from the CIT member. The fee, which will total $3 million provided that the CIT member contributes their entire $75 million in capital, is being amortized over five years. The CIT member has contributed $29,912,000 in capital as of March 31, 2007 and a fee of $1,382,000 has been paid. Amortization of the fee totaled $75,000 for both the three month and six month period ended March 31, 2007 and is showing as a reduction in equity in earnings of unconsolidated joint ventures.

Unaudited condensed financial information regarding the joint venture is shown below.
(Dollar Amounts in Thousands) March 31, 2007
Condensed Balance Sheet

Cash	$1,110
Real estate loans	40,463
Other assets	109
Total assets	$41,682

Deferred fees	$821
Other liabilities	295
Equity	40,566
Total liabilities and equity	$41,682

	Three Months Ended	Six Months Ended
	March 31, 2007	March 31, 2007
Condensed Statement of Operations
Interest and fees on loans	$669	$683
Total revenues	669	$683

Operating expenses	-	-

Net income attributable to members	$669	$683

Company share of net income	$204	$213

Amount recorded in income statement (1)	$129	$138

(1) The amount recorded in the income statement is net of amortization of the fee that the Trust paid to a merchant bank for arranging the transaction and securing the capital from the CIT member and is being amortized over five years.

Note 6 - Investment in Unconsolidated Joint Ventures at Equity (Continued)

Real Estate Ventures

The Trust is also a partner in eight unconsolidated joint ventures which own and operate six properties.

The real estate ventures contributed ($30,000) and $127,000 in equity (losses) earnings for the three months ended March 31, 2007 and 2006, respectively, and $43,000 and ($750,000) for the six months ended March 31, 2007 and 2006, respectively. The loss in the six month period ended March 31, 2006 includes the Trust’s 50% share of interest expense of $882,000 from the prepayment of the first mortgage upon the sale of a 248 unit garden apartment complex in the Atlanta, Georgia area that was sold in December 2005.

Note 7 - Available-For-Sale Securities

Included in available-for-sale securities are 714,800 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $9,389,000 and a fair market value at March 31, 2007 of $43,067,000.

During the quarter ended March 31, 2007, BRT sold 294,800 shares of Entertainment Properties Trust and other securities for $19,203,000. The book basis of these securities was $3,905,000. Accordingly, the Trust recognized a gain from these sales of $15,298,000.

Note 8 -Borrowed Funds

The Trust has a $185 million revolving credit facility with North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. The credit facility matures on February 1, 2008 and may be extended for two one-year periods for a fee of $462,500 for each extension. Under the credit facility, the Trust is required to maintain cash or marketable securities at all times of not less than $15 million. Borrowings under the credit facility are secured by specific receivables and the facility provides that the amount borrowed will not exceed 65% of first mortgages, plus 50% of second mortgages and certain owned real estate pledged to the participating banks which may not exceed 15% of the borrowing base. At March 31, 2007, $131 million was available to be drawn by us based on the lending formula under the credit facility of which $53 million was outstanding. At May 4, 2007 the outstanding balance on the credit facility was $ 24 million.

The average outstanding balances on our credit facility for the three months ended March 31, 2007 and March 31, 2006 were $49,778,000 and $86,889,000, respectively, and the average interest rate paid was 8.89% and 7.38%, respectively. Interest expense for the quarters ended March 31, 2007 and March 31, 2006 was $1,107,000 and $1,604,000, respectively. For the six months ended March 31, 2007 and 2006 the average outstanding balances on our credit facility was $80,753,000 and $78,882,000, respectively, and the average interest rate paid was 8.35% and 7.51%, respectively. Interest expense for the six months ended March 31, 2007 and 2006 was $3,410,000 and $2,994,000, respectively.

In addition to its credit facility, the Trust has the ability to borrow funds through two margin accounts. In order to maintain one of the accounts, the Trust pays an annual fee equal to .3% of the market value of the pledged securities; this fee is included in interest expense. At March 31, 2007, there was no outstanding balance on either of the margin accounts. Marketable securities, with a fair market value at March 31, 2007 of $46,356,000, are available to be pledged as collateral. There was no average outstanding balance on the margin account in the quarter ended March 31, 2007 and the average outstanding balance on the margin facilities for the quarter ended March 31, 2006 was $19,994,000, and the average interest rate paid was 6.93%. Interest expense on the margin accounts for the quarters ended March 31, 2007 and 2006 was $45,000 and $346,000, respectively. The average outstanding balances on the margin accounts for the six months ended March 31, 2007 and 2006 were $7,402,000 and $20,369,000, respectively, and the interest rate paid was 9.74% and 7.05%, respectively. Interest expense on the margin accounts for the six months ended March 31,2007 and 2006 was $365,000 and $726,000.

Note 9 - Junior Subordinated Notes

On April 27, 2006, BRT issued $30,928,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of BRT. Statutory Trust II was formed to issue $928,000 worth of common securities (all of Statutory Trust II’s common securities) to BRT and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. Statutory Trust II remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at BRT’s option. To the extent BRT redeems notes, Statutory Trust II is required to redeem a corresponding amount of preferred securities. Issuance costs of $944,500 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10-year holding period of the notes. Interest expense for the three months ended March 31, 2007 and 2006 was $680,000 and $-0- respectively. For the six months ended March 31, 2007 and 2006, interest expense was $1,360,000 and $-0- respectively.

On March 21, 2006, BRT issued $25,774,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of BRT. Statutory Trust I was formed to issue $774,000 worth of common securities (all of Statutory Trust I’s common securities) to BRT and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. Statutory Trust I remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at BRT’s option. To the extent BRT redeems notes, Statutory Trust I is required to redeem a corresponding amount of preferred securities. Issuance costs of $822,000 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10- year holding period of the notes. Interest expense for the three months ended March 31, 2007 and 2006 was $551,000 and $55,000 respectively. For the six months ended March 31, 2007 and 2006 interest expense was $1,102,000 and $55,000.

BRT Realty Trust Statutory Trusts I and II are variable interest entities under FIN 46R. Under the provisions of FIN 46R, BRT has determined that the holders of the preferred securities are the primary beneficiaries of the two Statutory Trusts. Accordingly, BRT does not consolidate the Statutory Trusts and has reflected the obligations of the Statutory Trusts under the caption “Junior Subordinated Notes.” The investment in the common securities of the Statutory Trusts is reflected in other assets and is accounted under the equity method of accounting.

Note 10 - Comprehensive Income

Comprehensive income for the three and six month periods was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Dollar Amounts in Thousands)
Net income	$20,864	$4,119	$29,153	$8,834

Other comprehensive income -
Unrealized gain (loss) on
available - for-sale securities	(12,219)	1,428	(2,991)	(2,782)
Comprehensive income	$8,645	$5,547	$26,162	$6,052

Note 11 - New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Trust is in the process of assessing the impact, if any, this pronouncement will have on the consolidated financial statements of the Trust.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No.157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Trust believes that the adoption of this standard on October 1, 2008 will not have a material effect on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which became effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The Trust has adopted this standard and it did not have a material effect on the Trust’s consolidated financial statements.

Note 12 - Subsequent Events

As of May 4, 2007, the Trust sold 23,800 shares of Entertainment Properties Trust for $1,488,000. The book basis of these shares is $313,000. Accordingly the Trust will recognize a gain from the sale of these shares of approximately $1,175,000 in the quarter ended June 30, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

Our focus is to originate loans secured by real property, which generally have high yields and are short term or bridge loans, with an average duration ranging from six months to three years. Repayments of real estate loans in the amount of $281,057,000 (representing 96% of our mortgage portfolio at March 31, 2007) are due during the twelve months ending March 31, 2008, including $16,593,000 not earning interest and due on demand. The availability of mortgage financing secured by real property and the market for buying and selling real estate is cyclical. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We have a $185 million revolving credit facility with a group of banks consisting of North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. This facility matures on February 1, 2008 and may be extended for two one-year terms. The maximum amount which can be outstanding under the facility is the lesser of 65% of the first mortgages plus 50% of the second mortgages and certain owned real estate pledged which may not exceed 15% of the borrowing base or $185 million. At March 31, 2007, $131 million was available to be drawn based on the lending formula, of which $53 million was outstanding.

We also have the ability to borrow under margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to 50% of the market value of the shares we own. At March 31, 2007, $23.1 million was available under the margin lines of credit, of which there was no outstanding balance. If the value of the EPR shares (our principal securities investment) were to decline, the available funds under the margin lines of credit would decline and we could be required to repay a portion or all of any outstanding margin loans.

During the six months ended March 31, 2007, we generated cash of $11,996,000 from operations, $54,663,000 from real estate loan collections, $ 19,203,000 from the sale of securities, and $77,094,000 from the issuance of 2.9 million shares of beneficial interest in connection with an underwritten public offering. The proceeds we received from the underwritten public offering were used to pay down our revolving credit facility by $58,000,000 and to pay off the outstanding balance of $19,000,000 on our margin line. The cash generated from our operations, from real estate loan collections, and securities sales were used primarily to fund real estate loan originations of $59,271,000, pay shareholder dividends of $9,163,000, fund our joint ventures with $10,071,000, and to further reduce our indebtedness under our credit line. Our cash and cash equivalents were $12,565,000 at March 31, 2007.

We will satisfy our liquidity needs from cash and liquid investments on hand, our credit facility, the availability in our margin account collateralized by our available-for-sale securities and where appropriate the sale of these securities, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

Interest and fees on loans increased by $2,850,000 or 40%, to $9,969,000 for the three months ended March 31, 2007 from $7,119,000 for the three months ended March 31, 2006. During the current quarter the average balance of loans outstanding increased by approximately $97.7 million, resulting in an increase in interest income of $3,183,000. The average interest rate on the loan portfolio declined to 12.23% for the three month period ended March 31, 2007 from 13.18% for the three months ended March 31, 2006, which caused interest income to decline by $652,000. The decline in the average interest rate is due in part to the increase in non performing loans and in part to a change in the mix of the portfolio. We also realized an increase in fee income of $319,000, primarily as the result of increased income from extension fee amortization. Comparison of fee income period versus period is not consistent with loan originations as fees are amortized over the original loan term and are accelerated upon an early loan payoff.

For the six months ended March 31, 2007, interest and fees on loans increased $8,013,000, or 59%, from $13,543,000 to $21,556,000. During the six months ended March 31, 2007, the average balance of loans outstanding increased by approximately $113.0 million resulting in an increase in interest income of $7,536,000. The average interest rate on the portfolio increased to 12.80% for the six month period ended March 31, 2007 from 13.14% for the six month period ended March 31, 2006, which caused interest income to decline by $608,000. The decline in the average interest rate is due primarily to the increase in non performing loans. We also realized an increase in fee income of $1,085,000, primarily as the result of the amortization of fees on the larger loan portfolio and increased extension fees. Offsetting these increases was a decline in interest income of $659,000 due to an increase in non performing loans.

Operating income on real estate owned increased by $134,000, or 54%, for the three months ended March 31, 2007 to $385,000 from $251,000 for the three month period ended March 31, 2006. For the six month period ended March 31, 2007, operating income from real estate owned increased by $206,000, or 38%, to $750,000 from $544,000 for the six month period ended March 31, 2006. For both the three and six month periods, the increase was the result of increased rental income from our Yonkers property due to the reletting of vacant space at the property.

Other revenues, primarily investment income, declined to $640,000 for the three months ended March 31, 2007, from $751,000 for the three months ended March 31, 2006, a decrease of $111,000, or 15%. For the three month period ended March 31, 2007, we recognized a decline of $203,000 in dividend income resulting from our sale of 294,800 shares of Entertainment Properties Trust. This decline was offset by a $92,000 increase that resulted from an increase in our invested balances and an increase in the dividend paid on the remaining shares of EPR that we own.

Interest expense on borrowed funds increased to $2,382,000 for the three months ended March 31, 2007, from $2,006,000 for the three months ended March 31, 2006, an increase of $376,000, or 19%. Interest expense on borrowed funds increased to $6,237,000 for the six month period ended March 31, 2007 from $3,776,000 for the six month period ended March 31, 2006, an increase of $2,461,000, or 65%. For the three month period ended March 31, 2007, the average outstanding balance on borrowed funds declined from $109.4 million for the three months ended March 31, 2006 to $106.5 million, accounting for a decrease in interest expense of $58,000 and the overall interest rate paid increased from 7.34% to 9.01% causing an increase in interest expense of $434,000. For the six month period ended March 31, 2007, the average outstanding balance increased from $100.5 million for the six months ended March 31, 2006 to $144.8 million, accounting for an increase in interest expense of $1,998,000 and the overall interest rate on all borrowings paid increased from 7.43% to 8.58% causing an increase in interest expense of $463,000.

The Advisor’s fee, which is calculated based on invested assets and was amended effective January 1, 2007 to provide for a reduction in the fee paid by the Trust, decreased $95,000, or 15%, for the three months ended March 31, 2007, to $534,000 from $629,000 for the three months ended March 31, 2006. For the six months ended March 31, 2007, the Advisor’s fee increased $193,000 or 17% from $1,165,000 in the six-month period ended March 31, 2006 to $1,358,000 in the six-month period ended March 31, 2007. This was primarily the result of an increased level of invested assets on which the fee is based. Since the amended advisory agreement was not effective until January 1, 2007, the full effect of the reduction of the fee has not been recognized in the current six-month period.

General and administrative expense increased $323,000, or 22%, to $1,791,000 for the three months ended March 31, 2007 from $1,468,000 for the three months ended March 31, 2006. In the current three month period the Trust incurred increased legal and professional expenses of $192,000 due to expenses related to increased foreclosure and loan workout activity and fees of an independent compensation consultant retained by the Compensation Committee of our Board of Trustees. Additionally we recognized increased compensation costs of $126,000 resulting primarily from our restricted stock program and from the accelerated amortization of restricted shares due to the retirement of one of the members of our Board of Trustees.

For the six months ended March 31, 2007 general and administrative expense increased $277,000, or 9%, to $3,350,000 from $3,073,000 in the six month period ended March 31, 2006. The increase was the result of several factors. In the six months ended March 31, 2007 we incurred increased legal and professional expenses of $237,000 due to expenses related to foreclosure and loan workout activity and expenses associated with the renegotiation of our advisory agreement. We also recognized increased payroll and related expenses of $291,000 due to increased staffing, salaries, and amortization from the issuance of restricted shares in January 2007 and accelerated amortization of restricted shares due to the retirement of one of the members of our Board of Trustees. Advertising and promotional expense also increased $50,000 as we continue to increase our marketing efforts. Offsetting these increased expenses was the payment in the prior years six month period of $316,000 of legal, professional and printing expenses related to a contemplated public offering of preferred securities which was cancelled due to adverse market conditions.

Other taxes increased by $422,000, or 317%, to $556,000 in the three months ended March 31, 2007 from $134,000 in the three months ended March 31, 2006. For the six months ended March 31, 2007 other taxes increased by $537,000, or 217%, to $785,000 in the six months ended March 31, 2007 from $248,000 in the three months ended March 31, 2006. For both the three and six month periods, the increase was the result of an increase in the amount of federal excise tax which is based on taxable income generated during the current fiscal year but not yet distributed.

Equity in earnings (loss) of unconsolidated joint ventures decreased $28,000 for the three months ended March 31, 2007 to $99,000 from $127,000 for the three month period ended March 31, 2006. For the six months ended March 31, 2007 equity in earnings (loss) of unconsolidated joint ventures increased $931,000 from a loss of $750,000 for the six months ended March 31, 2006 to $181,000 in the six month period ended March 31, 2007. For the three month period, the decrease was caused by $204,000 of earnings from the operations of our joint venture with the CIT Group, offset by amortization of $75,000 relating to the fee paid by the Trust to a merchant bank for arranging the transaction and securing the capital from the CIT member and increased operating expenses at one of our Connecticut properties resulting from a prepayment penalty on a mortgage refinance and by the loss in income from a property in Dover, Delaware that was sold in November 2006. For the six month period, the increase was caused by $213,000 of earnings from the operations of our joint venture with the CIT Group and the reflection in the prior six month period of a loss of $995,000 from the operations of the joint venture which owned the Atlanta property that was sold in December 2005. This loss was the result of an increase in interest expense of $882,000 resulting from the prepayment of the first mortgage upon the sale of the property.

Gain on disposal of real estate related to unconsolidated venture decreased $ 712,000 in the six month period ended March 31, 2007 from $2,531,000 in the six months ended March 31, 2006 to $1,819,000 in the six month period ended March 31, 2007. In the current six month period our Blue Hen joint venture sold a corporate center and retail mall in Dover, Delaware. The Trust recognized a gain on the sale of $1,819,000, representing its share of the gain. During the prior six month period we realized a gain on disposition of real estate related to unconsolidated real estate ventures of $2,531,000, the result of the sale of the property by our Rutherford Glen joint venture. The venture owned and operated a multi-family apartment complex in the Atlanta, Georgia area.

In the three and six month periods ended March 31, 2007, the Trust recognized a gain of $15,298,000 on the sale of 294,800 shares of Entertainment Properties Trust and other REIT shares. These shares, with a cost basis of $3,905,000, were sold for $19,203,000.

Income from discontinued operations declined $345,000 in the three month period ended March 31, 2007 to $0 in the three month period ended March 31, 2006. For the six month period ended March 31, 2007 income from discontinued operations increased $75,000 to $358,000 from $283,000 in the six months ended March 31, 2006. The discontinued operations in the prior three and six month periods reflect the operations of a property acquired in foreclosure in January 2005, and the gain on sale of $315,000 is from the sale of a cooperative unit in New York.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and our interest expense are subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is adjustable and is indexed to LIBOR. At March 31, 2007, approximately 96% of our loan portfolio was variable rate based primarily on the prime rate. Accordingly, changes in the prime interest rate would have an effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have a positive effect of approximately $1,654,000 on income before taxes and a one percent decline in interest rates would have a negative effect of approximately $1,022,000 on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At March 31, 2007, our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Florida and Tennessee, and it is subject to risks associated with the economies of these localities.

Item 4. Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2007 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

BRT REALTY TRUST (Registrant)

Date May 9, 2007	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

Date May 9, 2007	/s/ George Zweier
George Zweier, Vice President and Chief Financial Officer
(principal financial officer)