Form 10-Q
period 2007-06-30
BRT REALTY TRUST
filed 2007-08-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

11,175,805 Shares of Beneficial Interest,
$3 par value, outstanding on August 3, 2007

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS
	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
Real estate loans:
Earning interest, including $-0- and $550 from related parties	$237,791	$283,282
Not earning interest	23,375	1,346
	261,166	284,628
Allowance for possible losses	(1,669)	(669)
	259,497	283,959

Real estate properties, net of accumulated depreciation of $754 and $725	3,319	3,342
Investment in unconsolidated ventures at equity	13,642	9,608
Cash and cash equivalents	11,517	8,393
Available-for-sale securities at market	36,769	53,252
Real estate property held for sale	—	2,833
Other assets	10,077	9,655
Total Assets	$334,821	$371,042

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Borrowed funds	$17,000	$141,464
Junior subordinated notes	56,702	56,702
Mortgage payable	2,414	2,471
Accounts payable and accrued liabilities, including deposits payable of $3,024 and $5,061	7,526	11,479
Dividends payable	6,891	4,491
Total Liabilities	90,533	216,607

Commitments and contingencies
Shareholders' Equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, issued 12,119 and 9,065 shares	36,356	27,194
Additional paid-in capital	157,441	85,498
Accumulated other comprehensive income - net unrealized gain on available-for-sale securities	26,876	38,319
Retained earnings	33,636	13,510
Cost of 1,163 and 1,171 treasury shares of beneficial interest	(10,021)	(10,086)
Total Shareholders' Equity	244,288	154,435
Total Liabilities and Shareholders' Equity	$334,821	$371,042

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Interest on real estate loans, including $-0- and $17 from related parties for the three month periods, respectively, and $15 and $92 for the nine month periods, respectively	$8,310	$8,081	$27,237	$20,080
Loan fee income	1,280	922	3,909	2,466
Operating income from real estate properties	362	323	1,112	867
Other, primarily investment income	592	780	2,025	2,214
Total Revenues	10,544	10,106	34,283	25,627

Expenses:
Interest - borrowed funds	1,953	3,290	8,190	7,066
Advisor's fees, related party	477	708	1,835	1,873
Provision for loan loss	1,000	—	1,000	—
General and administrative - including $203 and $163 to related party for the three month periods, respectively, and $659 and $610 for the nine month periods, respectively.	1,605	1,464	4,955	4,537
Other taxes	446	110	1,231	358
Operating expenses relating to real estate properties including interest on mortgages payable of $38 and $39 for the three month periods, respectively, and $115 and $119 for the nine month periods, respectively	190	160	593	564
Amortization and depreciation	43	38	121	109
Total Expenses	5,714	5,770	17,925	14,507

Income before equity in earnings (loss) of unconsolidated joint ventures, minority interest and discontinued operations	4,830	4,336	16,358	11,120
Equity in earnings (loss) of unconsolidated joint ventures	470	570	651	(180)
Gain on disposition of real estate related to unconsolidated venture	—	—	1,819	2,531
Income before gain on sale of available-for sale securities, minority interest and discontinued operations	5,300	4,906	18,828	13,471
Gain on sale of available-for-sale securities	4,121	—	19,419	—
Minority interest	(15)	(4)	(46)	(18)
Income before discontinued operations	9,406	4,902	38,201	13,453

Discontinued Operations
Income from operations	—	48	6	16
Gain on sale of real estate assets	—	—	352	315
Income from discontinued operations	—	48	358	331
Net income	$9,406	$4,950	$38,559	$13,784

Income per share of beneficial interest:

Income from continuing operations	$.85	$.61	$3.72	$1.70
Income from discontinued operations	—	.01	.03	.04
Basic earnings per share $ .85	$.62	$3.75	$1.74	$1.12

Income from continuing operations	$.85	$.61	$3.72	$1.70
Income from discontinued operations	—	.01	.03	.04
Diluted earnings per share	$.85	$.62	$3.75	$1.74

Cash distributions per common share	$.62	$.54	$1.82	$1.58

Weighted average number of common shares outstanding:
Basic	11,107,212	7,968,994	10,271,267	7,906,249
Diluted	11,124,022	7,990,162	10,288,928	7,937,336

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands except for per share data and number of shares)

			Accumulated
	Shares of	Additional	Other Com-
	Beneficial	Paid-In	prehensive	Retained	Treasury
	Interest	Capital	Income	Earnings	Shares	Total

Balances, September 30, 2006	$27,194	$85,498	$38,319	$13,510	$(10,086)	$154,435

Shares issued - dividend reinvestment and stock purchase plan (121,568 shares)	364	3,116	—	—	—	3,480

Shares issued - underwritten public offering (2,932,500 shares)	8,798	68,296	—	—	—	77,094

Distributions - common share ($1.82 per share)	—	—	—	(18,433)	—	(18,433)

Exercise of stock options		(2)			22	20

Restricted stock vesting			(43)		43	—

Compensation expense - restricted stock	—	576	—	—	—	576

Net income	—	—	—	38,559	—	38,559
Other comprehensive
Income - net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $19,419 included in net income)	—	—	(11,443)	—	—	(11,443)
Comprehensive income	—	—	—	—	—	27,116
Balances, June 30, 2007	$36,356	$157,441	$26,876	$33,636	$(10,021)	$244,288

See Accompanying Notes to Consolidated Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$38,559	$13,784
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	1,000	—
Amortization and depreciation	822	420
Amortization of restricted stock and stock options	576	448
Net gain on sale of real estate assets from discontinued operations	(352)	(315)
Gain on sale of available-for-sale securities	(19,419)	—
Equity in (earnings) loss of unconsolidated real estate ventures	(651)	180
Gain on disposition of real estate related to unconsolidated real estate venture	(1,819)	(2,531)
Distribution of earnings of unconsolidated joint ventures	5,334	133
Increase in straight line rent	(124)	(35)
Increases and decreases from changes in other assets and liabilities
Decrease (increase) in interest and dividends receivable	817	(917)
Increase in prepaid expenses	(1,524)	(31)
(Decrease) increase in accounts payable and accrued liabilities	(3,999)	4,345
Increase in deferred costs	(309)	(2,523)
Other	(32)	(137)
Net cash provided by operating activities	18,879	12,821

Cash flows from investing activities:
Collections from real estate loans	116,338	108,726
Sale of participation interests	635	37,831
Repurchase of participation interests	(5,750)	—
Additions to real estate loans	(85,200)	(200,204)
Net costs capitalized to real estate assets	(60)	(231)
Proceeds from sale of real estate owned	625	337
Purchase of available-for-sale securities	(49)	—
Sale of available-for-sale securities	24,506	—
Contributions to unconsolidated joint ventures	(12,238)	(40)
Distributions of capital of unconsolidated joint ventures	5,397	984
Net cash provided by (used in) investing activities	44,204	(52,597)

Cash flows from financing activities:
Proceeds from borrowed funds	103,000	171,000
Repayment of borrowed funds	(227,464)	(172,176)
Proceeds from sale of junior subordinated notes	—	55,000
Mortgage amortization	(57)	(53)
Cash distribution - common shares	(16,032)	(12,131)
Exercise of stock options	20	453
Issuance of shares - dividend reinvestment and stock purchase plan	3,480	1,827
Net proceeds from secondary offering	77,094	—
Net cash (used in) provided by financing activities	(59,959)	43,920

Net increase in cash and cash equivalents	3,124	4,144
Cash and cash equivalents at beginning of period	8,393	5,709
Cash and cash equivalents at end of period	$11,517	$9,853

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,398	$6,023
Non cash investing and financing activity:
Seller financing provided for sale of real estate	$2,560	$—
Reclassification of real asset to real estate property held for sale	—	2,787
Accrued distributions	6,891	4,308
Purchase of common shares of statutory trust	—	1,702

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

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2007 and for the three and nine months ended June 30, 2007 and June 30, 2006 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results for the full year.

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

Note 3 - Shareholders' Equity

Distributions

During the quarter ended June 30, 2007, BRT declared a cash distribution to shareholders of $.62 per share. This distribution totaled $6,891,000 and was paid July 2, 2007 to shareholders of record on June 22, 2007.

Stock Options

As of June 30, 2007, there were 23,750 stock options outstanding. All of these options are exercisable. During the quarter ended June 30, 2007, 1,250 options were exercised. Proceeds from these options totaled $10,000.

Note 3 - Shareholders' Equity (Continued)

Restricted Shares

As of June 30, 2007, 168,535 restricted shares were issued under the Trust’s 2003 incentive plan, of which 10,500 are fully vested. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, but is included in the earnings per share computation. In 2006, the Trust adopted the provisions of Financial Accounting Standards Board (“FASB”) No. 123 (R), “Share-Based Payment (revised 2004)”. These provisions require that the estimated fair value of restricted stock at the date of grant be amortized ratably into expense over the appropriate vesting period. For the three months ended June 30, 2007 and June 30, 2006, the Trust recorded $148,000 and $215,000 of compensation expense, respectively, and for the nine months ended June 30, 2007 and 2006, recorded $576,000 and $431,000 of compensation expense, respectively as a result of the outstanding restricted shares. At June 30, 2007, $2,394,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average vesting period is approximately 2.97 years.

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

The following table sets forth the computation of basic and diluted shares:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic	11,107,212	7,968,994	10,271,267	7,906,249
Effect of dilutive securities	16,810	21,168	17,661	31,087
Diluted	11,124,022	7,990,162	10,288,928	7,937,336

Note 4 - Real Estate Loans

At June 30, 2007, four non earning loans having an aggregate principal balance of $22,375,000, which is net of a loan loss allowance of $1,000,000, were outstanding to four separate borrowers, representing 8.62% of total net loans and 6.68% of total assets.

Included is a loan, reclassified to non-earning at June 30, 2007, which has an outstanding balance of $6,863,000. This loan is secured by a first mortgage on land in the process of development to multifamily condominiums located in Manhattan, New York and marketable securities with a fair market value of approximately $750,000. The remaining three loans, which were classified as non earning in prior periods, have outstanding balances before any loan allowance of $1,347,000, $10,250,000 and $4,915,000, respectively.

A loan reclassified as non earning in the March 31, 2007 quarter which had an outstanding balance of $10,250,000, is deemed impaired and an allowance of $1,000,000 has been established in the quarter ended June 30, 2007. The collateral for this loan is a retail center with an adjacent, vacant out parcel located in Stuart, Florida and second mortgage liens on condominium units and vacant land in Wildwood, New Jersey. The Stuart, Florida property was acquired by the Trust by deed in lieu of foreclosure on July 17, 2007.

The remaining allowance of $669,000 relates to one loan which, while it is performing, is deemed impaired.

Note 4 - Real Estate Loans (Continued)

This loan which has an outstanding balance of $ 21,346,000 at June 30, 2007 and is collateralized by a garden apartment complex near Orlando, Florida has been converted to condominium ownership.

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb any probable losses on the existing loan portfolio.

If all loans classified as non-earning were earning interest at their contractual rates for the three months ended June 30, 2007 and 2006, interest income would have increased by approximately $670,000 and $363,000 respectively. For the nine month period ended June 30, 2007 and June 30, 2006, the increase would have been $1,461,000 and $494,000, respectively.

At June 30, 2007, five separate unaffiliated borrowers had loans outstanding in excess of 6% of the total loan portfolio. Information regarding these loans is set forth in the table below:

GROSS
LOAN	# OF	% OF GROSS	% OF
BALANCE	LOANS	LOANS	ASSETS	TYPE / (NUMBER)	STATE / (NUMBER)

$38,668,000	5	14.81	11.58	Multi family (4) / residential (1)	TN (4) NY (1)
25,462,000	1	9.75	7.60	Existing office/condo conversion	NY (1)
24,576,000	11	9.41	7.34	Existing office with retail/assemblage (11)	NJ(11)
21,346,000	1	8.17	6.38	Existing multi family/condo conversion	FL (1)
16,000,000	1	6.13	4.78	Land	FL(1)

No other borrower or single loan accounted for more than 6% of the Trust’s loan portfolio or 5% of the Trust’s assets.

At June 30, 2007, information as to real estate loans is summarized as follows (dollar amounts in thousands):

	TOTAL	EARNING INTEREST	NOT EARNING INTEREST

First Mortgage Loans
Multi Family Residential	$67,584	$67,584	$—
Condominium Units (Existing Rental Multi Family Units)	53,244	53,244	—
Hotel Condominium Units	5,800	5,800	—
Land	42,402	35,539	6,863	(1)
Shopping Center/Retail	43,908	33,658	10,250
Office	27,462	27,462	—
Industrial	1,347	—	1,347
Residential	8,580	8,580	—

Second Mortgage Loans
Multi Family Residential	5,924	5,924	—
Shopping Center/Retail	4,915	—	4,915
	$261,166	$237,791	$23,375

(1)	Includes Multifamily Condominium units under development.

Note 5 - Real Estate Properties

On November 1, 2006, BRT sold a property that was previously acquired in foreclosure. This property, which was classified as held for sale, was sold for $3,200,000. BRT recorded a gain on the sale of $352,000. In connection with the sale BRT provided a purchase money mortgage in the amount of $2,560,000, which has been repaid in full.

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

The BRT member is responsible for the payment of a fee to a merchant bank for arranging the transaction and securing capital from the CIT member. The fee, which will total $3 million provided that the CIT member contributes its entire $75 million in capital, is being amortized over five years. The CIT member has contributed $34,443,000 in capital as of June 30, 2007 and a fee of $1,382,000 has been paid. Amortization of the fee totaled $54,000 for the three month period and $129,000 for the nine month period ended June 30, 2007 and is showing as a reduction in equity in earnings of unconsolidated joint ventures.

Unaudited condensed financial information regarding the joint venture is shown below.

(Dollar Amounts in Thousands)
June 30, 2007

Condensed Balance Sheet
Cash	$607
Real estate loans	47,132
Other assets	527
Total assets	$48,266

Deferred fees	$745
Other liabilities	292
Equity	47,229
Total liabilities and equity	$48,266

Note 6 - Investment in Unconsolidated Joint Ventures at Equity (Continued)

	Three Months Ended	Nine Months Ended
	June 30, 2007	June 30, 2007
Condensed Statement of Operations
Interest and fees on loans	$1,624	$2,307
Operating expenses	(1)	(1)
Net income attributable to members	$1,623	$2,306

Company share of net income	$509	$722

Amount recorded in income statement (1)	$455	$593

(1)
The amount recorded in the income statement is net of amortization of the fee that the Trust paid to a merchant bank for arranging the transaction and securing the capital from the CIT member the amount being paid to the Merchant Bank is being amortized over five years.

Real Estate Ventures

The Trust is also a partner in unconsolidated joint ventures which own and operate six properties. These real estate ventures contributed $15,000 and $570,000 in equity earnings (loss) for the three months ended June 30, 2007 and 2006, respectively, and $58,000 and ($180,000) for the nine months ended June 30, 2007 and 2006, respectively.

Note 7 - Available-For-Sale Securities

Included in available-for-sale securities are 624,800 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $8,207,000 and a fair market value at June 30, 2007 of $33,602,000. As of August 6, 2007 the fair market value of these shares was $27,273,000.

During the quarter ended June 30, 2007, BRT sold 90,000 shares of Entertainment Properties Trust for $5,303,000. The book basis of these securities was $1,182,000. Accordingly, the Trust recognized a gain from these sales of $4,121,000. For the nine month period ended June 30, 2007 BRT sold 384,800 shares of Entertainment Properties Trust and other securities for a gain of $19,419,000.

Note 8 -Borrowed Funds

The Trust has a $185 million revolving credit facility with North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. The credit facility matures on February 1, 2008 and may be extended for two one-year periods for a fee of $462,500 for each extension. At June 30, 2007, $138 million was available to be drawn by us based on the lending formula under the credit facility of which $17 million was outstanding.

The average outstanding balances on our credit facility for the three months ended June 30, 2007 and June 30, 2006 were $26,747,000 and $97,868,000, respectively, and the average interest rate paid was 7.58% and 7.25%, respectively, which excludes deferred fee amortization. Interest expense for the quarters ended June 30, 2007 and June 30, 2006 was $689,000 and $1,904,000, respectively, and includes fee amortization of $175,000 and $113,000, respectively. For the nine months ended June 30, 2007 and 2006 the average outstanding balances on our credit facility was $62,751,000 and $85,211,000, respectively, and the average interest rate paid was 7.56% and 7.17%, respectively, which excludes deferred fee amortization. Interest expense for the nine months ended June 30, 2007 and 2006 was $4,099,000 and $4,899,000, respectively, and includes fee amortization of $502,000 and $268,000, respectively.

Note 8 -Borrowed Funds (Continued)

In addition to the credit facility, the Trust has the ability to borrow funds through two margin accounts. In order to maintain one of the accounts, the Trust pays an annual fee equal to .3% of the market value of the pledged securities; this fee is included in interest expense. At June 30, 2007, there was no outstanding balance on either of the margin accounts. Marketable securities, with a fair market value at June 30, 2007 of $36,769,000, are available to be pledged as collateral. At August 6, 2007 the fair market value of these securities was $30,206,000. There was no average outstanding balance on the margin accounts in the quarter ended June 30, 2007 and the average outstanding balance on the margin facilities for the quarter ended June 30, 2006 was $19,668,000, and the average interest rate paid was 7.14% and excludes maintenance fees. Interest expense on the margin accounts for the quarters ended June 30, 2007 and 2006 was $33,000 and $358,000, respectively. The average outstanding balances on the margin accounts for the nine months ended June 30, 2007 and 2006 were $4,935,000 and $20,135,000, respectively, and the interest rate paid was 7.51% and 6.68%, respectively, and excludes maintenance fees. Interest expense on the margin accounts for the nine months ended June 30, 2007 and 2006 was $398,000 and $1,084,000.

Note 9 - Junior Subordinated Notes

On April 27, 2006, BRT issued $30,928,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of BRT. Statutory Trust II was formed to issue $928,000 worth of common securities (all of Statutory Trust II’s common securities) to BRT and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. Statutory Trust II remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at BRT’s option. To the extent BRT redeems notes, Statutory Trust II is required to redeem a corresponding amount of preferred securities. Issuance costs of $944,500 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10-year holding period of the notes. Interest expense for the three months ended June 30, 2007 and 2006 was $680,000 and $477,000, respectively. For the nine months ended June 30, 2007 and 2006, interest expense was $2,041,000 and $477,000, respectively.

On March 21, 2006, BRT issued $25,774,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of BRT. Statutory Trust I was formed to issue $774,000 worth of common securities (all of Statutory Trust I’s common securities) to BRT and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. Statutory Trust I remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at BRT’s option. To the extent BRT redeems notes, Statutory Trust I is required to redeem a corresponding amount of preferred securities. Issuance costs of $822,000 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10- year holding period of the notes. Interest expense for both the three months ended June 30, 2007 and 2006 was $551,000. For the nine months ended June 30, 2007 and 2006 interest expense was $1,652,000 and $606,000, respectively.

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

Note 10 - Comprehensive Income

Comprehensive income for the three and nine month periods was as follows:

	(Dollar Amounts in Thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$9,406	$4,950	$38,559	$13,784

Other comprehensive income -
Unrealized (loss) gain on available - for-sale securities (1)	(8,452)	1,209	(11,443)	(1,573)
Comprehensive income	$954	$6,159	$27,116	$12,211

(1)	Net of reclassification adjustment for realized gains.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159") SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Trust is in the process of assessing the impact, if any, this pronouncement will have on the consolidated financial statements of the Trust.

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

Overview

We are a real estate investment trust, also known as a REIT, organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts. We are primarily engaged in originating and holding for investment senior and junior commercial mortgage loans secured by real property in the United States. At June 30, 2007 approximately 96% of our total mortgage portfolio of $261,166,000 or $250,327,000 (before allowances) were first mortgage liens. From time to time, we also participate as both an equity investor in, and as a mortgage lender to, joint ventures which acquire income-producing real property. We have originated in the past, and will consider in the future, loans to entities which own real property collateralized by pledges of some or all of the ownership interests that directly or indirectly control such real property (commonly referred to as mezzanine financing).

Liquidity and Capital Resources

Our focus is to originate loans secured by real property, which generally have high yields and are short term or bridge loans, with an average duration ranging from six months to three years. Repayments of real estate loans in the amount of $257,991,000 (representing 99% of our mortgage portfolio at June 30, 2007) are due during the twelve months ending June 30, 2008, including $23,374,000 not earning interest and due on demand (of which a loan with a balance of $10,250,000 was acquired by a deed in lieu of foreclosure on July 17, 2007.) The availability of mortgage financing secured by real property and the market for buying and selling real estate is cyclical. The current mortgage lending environment appears to be causing mortgage financing to be more expensive and difficult to obtain. This could have an adverse effect on the ability of our borrowers to refinance or sell their properties. Accordingly, since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We have a $185 million revolving credit facility with a group of banks. This facility matures on February 1, 2008 and may be extended for two one-year terms. The maximum amount which can be outstanding under the facility is the lesser of 65% of the first mortgages plus 50% of the second mortgages and certain owned real estate pledged which may not exceed 15% of the borrowing base or $185 million. At June 30, 2007, $138 million was available to be drawn based on the lending formula, of which $17 million was outstanding.

We also have the ability to borrow under margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to 50% of the market value of the shares we own. At June 30, 2007, $18.3 million ($15.0 at August 6, 2007) was available under the margin lines of credit, of which there was no outstanding balance. If the value of the EPR shares (our principal securities investment) were to decline, the available funds under the margin lines of credit would decline and we could be required to repay a portion or all of any outstanding margin loans.

During the nine months ended June 30, 2007, we generated cash of $18,879,000 from operations, $116,338,000 from real estate loan collections, $24,506,000 from the sale of securities, and $77,094,000 from the issuance of 2.9 million shares of beneficial interest in connection with an underwritten public offering. The proceeds we received from the underwritten public offering were used to pay down our revolving credit facility by $58,000,000 and to pay off the outstanding balance of $19,464,000 on our margin line. The cash generated from our operations, from real estate loan collections, and securities sales were used primarily to fund real estate loan originations of $85,200,000, pay shareholder dividends of $16,032,000, fund our joint ventures with $12,238,000, and to further reduce our indebtedness under our credit line. Our cash and cash equivalents were $11,517,000 at June 30, 2007.

We will satisfy our liquidity needs from cash and liquid investments on hand, our credit facility, the availability in our margin accounts collateralized by our available-for-sale securities and where appropriate the sale of these securities, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

Interest on loans increased by $229,000 or 3%, to $8,310,000 for the three months ended June 30, 2007 from $8,081,000 for the three months ended June 30, 2006. During the current quarter the average balance of loans outstanding increased by approximately $21.9 million from $245 million to $266.9 million , resulting in an increase in interest income of $740,000. The average interest rate on the earning loan portfolio declined to 13.46% for the three month period ended June 30, 2007 from 13.78% for the three months ended June 30, 2006, which caused interest income to decline by $204,000. An increase in non performing loans during the current quarter when compared to the prior year’s quarter caused a $307,000 decline in interest income.

For the nine months ended June 30 2007, interest on loans increased by $7,157,000, or 36%, from $20,080,000 to $27,237,000. During the nine months ended June 30, 2007, the average balance of loans outstanding increased by approximately $82.6 million from $203.5 million to $286.1 million resulting in an increase in interest income of $8,290,000. The average interest rate on the earning loan portfolio declined to 13.37% for the nine month period ended June 30, 2007 from 13.48% for the nine month period ended June 30, 2006, which caused interest income to decline by $167,000. An increase in non performing loans in the current nine month period when compared to the prior’s year nine month period caused a decline in interest income of $966,000.

Fee income increased by $358,000 or 39% to $1,280,000 for the three months ended June 30, 2007 from $922,000 for the three months ended June 30, 2006. During the current quarter BRT recognized an increase in extension and other fee income of $408,000. Commitment fee income declined by $50,000 as a result of $263,000 of decreased amortization on the loan portfolio as our origination volume has recently declined. This decline was offset by an increase of $76,000 on loans that did not close, and a $137,000 from accelerated amortization from the early payoff of loans. Comparison of fee income, period versus period, is not consistent with loan originations as fees are amortized over the original term and are accelerated upon an loan prepayments.

Fee income increased by $1,443,000 or 59% to $3,909,000 for the nine months ended June 30, 2007 from $2,466,000 for the nine months ended June 30, 2006. During the current nine month period BRT recognized an increase in extension and other fee income of $859,000 which accounted for a significant portion of the increase. Commitment fee income also increased by $584,000, resulting from $386,000 increased amortization on the loan portfolio, $53,000 from loans that did not close, and $145,000 of accelerated amortization from the early payoff of loans. Comparison of fee income period versus period is not consistent with loan originations as fees are amortized over the original term and are accelerated upon loan prepayments.

Operating income on real estate owned increased by $39,000, or 12%, for the three months ended June 30, 2007 to $362,000 from $323,000 for the three month period ended June 30, 2006. In the current three month period the increase is the result of increased rental income at our Yonkers property which in the prior three month period had a vacancy. This space was re-leased at a rent comparable to that paid by the prior tenant. Offsetting this increase is a reduction of income of $78,000 that was received in the prior period related to a real estate tax refund from a property that was previously sold. For the nine month period ended June 30, 2007, operating income from real estate owned increased by $245,000, or 28%, to $1,112,000 from $867,000. For the nine month period ended June 30, 2006, the increase was primarily the result of increased rental income from our Yonkers property due to the reletting of vacant space at the property.

Other, primarily investment income, declined to $592,000 for the three months ended June 30, 2007, from $780,000 for the three months ended June 30, 2006, a decrease of $188,000, or 24%. For the three month period ended June 30, 2007, we recognized a decline of $265,000 in dividend income resulting from our sale of 384,800 shares of Entertainment Properties Trust in the current fiscal year. This decline was offset by $77,000 due to an increase in our invested balances and an increase in the dividend paid on the remaining shares of EPR that we own. For the nine month period ended June 30, 2007 other income declined $189,000 from $2,214,000 in the prior nine month period to $2,025,000 in the current nine month period. This was the result of a decrease of dividend income of $467,000 due to the sale of shares of Entertainment Properties Trust. This decline was offset by an increase in investment income of $278,000 resulting from an increase in our invested balances and an increase in the dividend rate paid on the remaining shares of EPR that we own.

Interest expense on borrowed funds decreased to $1,953,000 for the three months ended June 30, 2007, from $3,290,000 for the three months ended June 30, 2006, a decline of $1,337,000, or 41%. For the three month period ended June 30, 2007, the average outstanding balance of borrowed funds declined from $165 million for the three months ended June 30, 2006 to $83.4 million, accounting for a decrease in interest expense of $1,835,000, the interest rate paid (excluding fee amortization) increased from 7.52% to 8.06% causing an increase in interest expense of $398,000, and the amortization of borrowing costs increased $100,000 accounting for the remaining increase. Interest expense on borrowed funds increased to $8,190,000 for the nine month period ended June 30, 2007 from $7,066,000 for the nine month period ended June 30, 2006, an increase of $1,124,000, or 16%. For the nine month period ended June 30, 2007, the average outstanding balance increased from $122.0 million for the nine months ended June 30, 2006 to $124.4 million, accounting for an increase in interest expense of $398,000 and the interest rate on all borrowings paid (excluding fee amortization) increased from 7.23% to 7.89% causing an increase in interest expense of $346,000. The amortization of borrowing costs increased $380,000 accounting for the remaining increase in the current nine month period.

The Advisor’s fee, which is calculated based on invested assets and was amended effective January 1, 2007 to provide for a reduction in the fee paid by the Trust, decreased by $231,000, or 33%, for the three months ended June 30, 2007, to $477,000 from $708,000 for the three months ended June 30, 2006. This decline was a direct result of the amended agreement. For the nine months ended June 30, 2007, the Advisor’s fee decreased $38,000 or 2% from $1,873,000 in the nine month period ended June 30, 2006 to $1,835,000 in the nine month period ended June 30, 2007. This was primarily the result of the reduced fee resulting from the amended agreement offset by an increased level of invested assets on which the fee is based. Since the amended advisory agreement was not effective until January 1, 2007, the full effect of the reduction of the fee has not been recognized for the entire nine month period ended June 30, 2007

Provision for loan loss totaled $1,000,000 in both the three and nine month periods ended June 30, 2007 compared to -0- in the three and nine month period ended June 30, 2006. In the current three and nine month periods we recorded a loan loss provision to reflect a decrease in the value of the collateral securing a $10,250,000 loan. The collateral for this loan is a retail center with an adjacent vacant out parcel located in Stuart, Florida and second mortgage positions on condominium units and vacant land located in Wildwood, New Jersey. The Stuart, Florida property was acquired by the Trust by a deed in lieu of foreclosure subsequent to June 30, 2007.

General and administrative expense increased $141,000 or 10%, to $1,605,000 for the three months ended June 30, 2007 from $1,464,000 for the three months ended June 30, 2006. In the current three month period the Trust incurred increased legal and professional expenses of $80,000 due to increased foreclosure and loan workout activity and increased travel and advertising expense of $104,000 as we continue to seek loan origination opportunities nationally. Offsetting these increases was a reduction of direct and allocated payroll and payroll related expenses of $74,000 resulting from decreased commissions paid to loan originators and a decline in restricted stock amortization. The remaining increase of $31,000 relates to several categories, none of which is significant.

For the nine months ended June 30, 2007 general and administrative expense increased $418,000, or 9%, to $4,955,000 from $4,537,000 in the nine month period ended June 30, 2006. The increase was the result of several factors. We incurred increased legal and professional expenses of $296,000 due to increased foreclosure and loan workout activity, the renegotiation of our advisory agreement, and an independent compensation consultant retained by the Compensation Committee of the Board of Trustees. We also recognized increased payroll and related expenses of $185,000 due to increased staffing, salaries, amortization of restricted shares issued in January 2007, and accelerated amortization of restricted shares due to the retirement of one of the members of our Board of Trustees. Advertising, promotional, and travel expense also increased by $139,000 as we continue to increase our marketing efforts and seek loan origination opportunities nationally. Offsetting these increased expenses was the payment in the prior years nine month period of $296,000 of legal, professional and printing expenses related to a contemplated public offering of preferred securities which was cancelled due to adverse market conditions. The remaining increase of $94,000 was related to several expense categories none of which is significant.

Other taxes increased by $336,000, or 305%, to $446,000 in the three months ended June 30, 2007 from $110,000 in the three months ended June 30, 2006. For the nine months ended June 30, 2007 other taxes increased by $873,000, or 244%, to $1,231,000 in the nine months ended June 30, 2007 from $358,000 in the nine months ended June 30, 2006. For both the three and nine month periods, the increase was the result of an increase in the amount of federal excise tax which is based on taxable income generated during the current fiscal year but not yet distributed.

Equity in earnings (loss) of unconsolidated joint ventures decreased $100,000 for the three months ended June 30, 2007 to $470,000 from $570,000 for the three month period ended June 30, 2006. This was caused by a decline in income of $538,000 at our Blue Hen joint venture. In the prior year’s quarter this venture recognized income upon the lease buyout of a tenant. There is no corresponding income in the current quarter from this property as it was sold in November 2006. Offsetting this decline was increased income of $454,000 from our joint venture with the CIT Group which began operations in December 2006. For the nine months ended June 30, 2007 equity in earnings (loss) of unconsolidated joint ventures increased $831,000 from a loss of $180,000 for the nine months ended June 30, 2006 to $651,000 in the nine month period ended June 30, 2007. For the nine month period, the increase was caused by $593,000 of earnings from the operations of our joint venture with the CIT Group and the recognition in the prior nine month period of a loss of $999,000 from the operations of the joint venture which owned a property located in Atlanta, Georgia that was sold in December 2005. This loss was the result of an increase in interest expense of $882,000 resulting from the prepayment of the first mortgage upon the sale of the property. This was offset by a decline in earnings at our Blue Hen venture of $663,000 due to the lease buyout of a tenant in the prior year period and the subsequent sale of the property.

Gain on disposition of real estate related to unconsolidated venture decreased $712,000 in the nine month period ended June 30, 2007 from $2,531,000 in the nine months ended June 30, 2006 to $1,819,000 in the nine month period ended June 30, 2007. In the current nine month period our Blue Hen joint venture sold a corporate center and retail mall located in Dover, Delaware. The Trust recognized its share of the gain on the sale of $1,819,000. During the prior nine month period we recognized a gain on disposition of real estate related to unconsolidated real estate ventures of $2,531,000, the result of the sale of the property by our Rutherford Glen joint venture. The venture owned and operated a multi-family apartment complex in the Atlanta, Georgia area.

In the three month period ended June 30, 2007, the Trust recognized a gain of $4,121,000 on the sale of 90,000 shares of Entertainment Properties Trust. These shares with a cost basis of $1,182,000 were sold for $5,303,000. In the nine month period ended June 30, 2007, the Trust recognized a gain of $19,419,000 on the sale of 384,800 shares of Entertainment Properties Trust and other REIT shares. These shares, with a cost basis of $5,087,000, were sold for $24,506,000.

Income from discontinued operations was -0- in the three month period ended June 30, 2007 and $48,000 in the three month period ended June 30, 2006. For the nine month period ended June 30, 2007 income from discontinued operations increased $27,000 to $358,000 from $331,000 in the nine months ended June 30, 2006. The discontinued operations in the prior three and nine month periods reflect the operations of a property acquired in foreclosure in January 2005 and sold in November 2006, and the gain on sale of $315,000 results from the sale of a cooperative unit in New York.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and our interest expense are subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is adjustable and is indexed to LIBOR. At June 30, 2007, approximately 96% of our loan portfolio was variable rate based primarily on the prime rate. Accordingly, changes in the prime interest rate would have an effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have a positive effect of approximately $1,844,000 on income before taxes and a one percent decline in interest rates would have a negative effect of approximately $1,120,000 on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At June 30, 2007, our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Florida and Tennessee, and it is subject to risks associated with the economies of these localities.

Item 4. Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Vice President-Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Vice President-Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2007 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

BRT REALTY TRUST
(Registrant)

August 8, 2007	/s/ Jeffrey A. Gould
Date	Jeffrey A. Gould, President and Chief Executive Officer

August 8, 2007	/s/ George Zweier
Date	George Zweier, Vice President and Chief Financial Officer
(principal financial officer)