Form 10-K
period 2007-09-30
BRT REALTY TRUST
filed 2007-12-14
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

or

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

NONE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐      No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $212,282,000 based on the last sale price of the common equity on March 31, 2007, which is the last business day of the registrant’s most recently completed second quarter.

As of December 5, 2007, the registrant had 11,321,795 shares of Beneficial Interest outstanding, excluding treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of BRT Realty Trust to be filed not later than January 28, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I

Item l. Business.

General

We are a real estate investment trust, also known as a REIT, organized as a business trust under the laws of the Commonwealth of Massachusetts in 1972. We are primarily engaged in originating and holding for investment senior and junior commercial mortgage loans secured by real property in the United States. These loans generally have relatively high yields and are short term or bridge loans with an average duration ranging from six months to three years. We generally lend at a floating rate of interest based on a spread over the prime rate and receive an origination fee for the loans we originate. At September 30, 2007, we had 51 loans outstanding that were secured by properties located in 11 states.

From time to time, we have also participated as both an equity investor in, and a mortgage lender to, joint ventures which acquire income-producing real property and in the past we have purchased equity securities in other REITs. As of September 30, 2007, we had equity investments totaling approximately $2.1 million in six real estate joint ventures, and owned approximately 625,000 common shares of Entertainment Properties Trust (NYSE:EPR) having a market value on that date of $31.7 million.

As of September 30, 2007, our portfolio consisted of approximately $249.5 million in outstanding mortgage loans (without taking into account $48.7 million in outstanding mortgage loans held by our joint venture with CIT Capital USA, Inc.) before allowances for loan losses of $8.9 million, with an average contractual interest rate of 12.74%. This compares with a loan portfolio of approximately $284.6 million, before allowances for loan losses of $669,000, as of September 30, 2006, with an average contractual interest rate of 13.14%. As of September 30, 2007, 44 mortgage loans in the aggregate principal amount of $185.9 million, with an aggregate allowance for loan losses of $3.0 million, were earning interest, and seven mortgage loans in the aggregate principal amount of $63.6 million, with an aggregate allowance for loan losses of $5.9 million, were not earning interest. This compares with 60 mortgage loans in the aggregate principal amount of $283.3 million, with an aggregate allowance for loan losses of $644,000, earning interest as of September 30, 2006 and one mortgage loan in the aggregate principal amount of $1.3 million, with an aggregate allowance for loan losses of $25,000, not earning interest as of September 30, 2006. Mortgage loans not earning interest represent approximately 25.5% of our outstanding loan portfolio and approximately 19.4% of our total assets at September 30, 2007 and represented approximately .5% of our outstanding loan portfolio and approximately .4% of our total assets at September 30, 2006.

During the fiscal year ended September 30, 2007, in addition to originating mortgage loans, we were engaged in servicing our loan portfolio, supervising managers of real estate assets owned by us (including real estate assets acquired by us in foreclosure or by deed in lieu of foreclosure) and managing or overseeing the activities of joint ventures in which we were an equity participant. With respect to mortgage loans in default and not earning interest, we were actively engaged in workout negotiations with borrowers, supervising mortgage foreclosure actions, and interfacing with receivers and managers of real estate assets securing defaulted loans and the subject of foreclosure actions.

In November 2006, we entered into a joint venture with CIT Capital USA, Inc. Pursuant to the joint venture agreement, we present all loan proposals to the joint venture (known as BRT Funding LLC), for its consideration on a first refusal basis until the joint venture originates $100 million in aggregate principal amount of loans ($150 million in the event that the joint venture obtains a line of credit of $50 million). The joint venture funded 100% of the first $50 million in principal amount of loans that it originated. Currently, the joint venture is to fund 50% of the principal of any loan that it accepts, and we are to fund the other 50% for our own account. If loan proposals presented to the joint venture do not meet the investment criteria of the joint venture or the joint venture otherwise declines to participate in a loan presented to it, we have the right to originate any such loan for our own account. The joint venture has funded an aggregate of $58.4 million of loans through September 30, 2007. At September 30, 2007 the joint venture had an outstanding loan portfolio of approximately $48.7 million (with no allowances for loan losses), all of which are first mortgage loans. This joint venture is described in greater detail in this Form 10-K under “Business, Joint Venture with CIT Capital U.S.A., Inc.” The loans funded and held by the joint venture are not reported by us in our financial statements or otherwise in this Form 10-K as being part of our loan portfolio. Rather, our share of income from the joint venture is reported as a part of our equity in earnings of unconsolidated joint ventures. Unless specific reference is made to the joint venture with CIT Capital USA, Inc., all information provided in this Form 10-K with respect to the loan portfolio, including information with respect to loan originations, outstanding loan portfolio, non-earning loans and loan loss allowance relates only to loans originated and held by BRT Realty Trust.

The Effect on BRT of Recent Developments in the Mortgage Industry

During the second half of the fiscal year ended September 30, 2007, the mortgage lending industry was subject to disruptions and uncertainty, with increases in borrower defaults and non-performing loans, and severe limitations on the availability of credit. In addition the secondary and securitization markets deteriorated, and were unpredictable and volatile, which had an adverse effect on our industry. Although we do not participate in the secondary and securitization markets, the difficulties in these markets affected our borrowers ability to pay debt service and, therefore, affected our business.

As of September 30, 2007, seven of our mortgage loans in the aggregate principal amount of $63.6 million, with an aggregate allowance for loan losses of $5.9 million, were not earning interest. Mortgage loans not earning interest represent approximately 25.5% of our outstanding loan portfolio and approximately 19.4% of our total assets at September 30, 2007. By contrast, at September 30, 2006, mortgage loans not earning interest represented approximately 0.5% of our outstanding loan portfolio and approximately 0.4% of our total assets. In addition, at September 30, 2007, 28% of our loan portfolio, or $70.3 million in aggregate principal amount (before allowance for loan losses) consisted of loans secured by existing multi-family and hotel properties being converted to condominium ownership, of which 54%, or $37.8 million in aggregate principal amount of mortgage loans, were not earning interest and subject to foreclosure actions.

We believe that our portfolio was affected by weakness in the residential condominium sales markets, and the difficulty that potential purchasers of residential condominium properties had in obtaining mortgage loans. As a result condominium sales declined which affected our borrowers whose exit strategy was to sell units. In addition, our originations declined because borrowers who typically make use of our short-term lending have limited or ceased their real estate activities. Further, our borrowers had and may continue to have difficulty in refinancing their existing debt, thereby limiting their ability to repay loans due to us.

Our Investment Strategy and Underwriting Criteria

Our primary strategy is to maintain and increase the cash available for distribution to our shareholders by originating mortgage loans secured by a diversified portfolio of real property. We actively pursue lending opportunities with property owners and prospective property owners who require short-term financing until permanent or construction financing can be obtained or until the property is sold. Our investment policy emphasizes the origination of short-term real estate mortgage loans secured by senior liens on real property. As of September 30, 2007, 94% of the principal balance of our portfolio consisted of first mortgage loans or pari passu participations in first mortgage loans. Our lending activities focus on operating properties such as multi-family residential properties (including residential property being renovated and converted to condominium ownership), office buildings, shopping centers, mixed use buildings, hotels/motels, and industrial buildings. We also will make senior mortgage loans secured by unimproved land, but generally require that the unimproved land collateralizing our loan has proper entitlements and that zoning is in place for the intended purpose. During the 2007 fiscal year we experienced an increase in the number of inquiries and applications for loans secured by unimproved land. The aggregate principal amount of loans outstanding on unimproved land increased to 17.5% of our loan portfolio at September 30, 2007 from 12.3% at September 30, 2006.

At September 30, 2006, 39% of our loan portfolio ($111.0 million principal amount of mortgage loans) consisted of loans secured by existing multi-family and hotel properties being converted to condominium ownership. In fiscal 2007, the percentage of our loans secured by properties being converted to condominium ownership decreased due to loan payoffs and paydowns (including loan paydowns resulting from the sale of individual condominium units). At September 30, 2007, 28% of our loan portfolio ($70.3 million principal amount of mortgage loans) consisted of loans secured by existing multi-family and hotel properties being converted to condominium ownership, of which 54% ($37.8 million principal amount of mortgage loans) is not earning interest and is subject to foreclosure actions.

We also originate and hold for investment loans secured by improved commercial or multi-family residential property which is vacant, pending renovation and sale or leasing of the property. From time to time, we sell senior, junior or pari passu participations in mortgage loans that we originate. We may also acquire participations in mortgage loans originated by others, and we may invest in the securities of other REIT’s.

From time to time, we originate mezzanine loans to the owners of real property secured by some or all of the ownership interests that directly or indirectly control the real property. We originated one mezzanine loan in fiscal 2007 in the principal amount of $3 million, which represented 1.2% of our loan portfolio at September 30, 2007. The loan was repaid subsequent to September 30, 2007. Mezzanine loans are subordinate to the direct mortgage or mortgages placed on the property owned and senior to the equity of the ownership entity.

When we invest in junior mortgage loans, junior participations in existing loans or mezzanine loans, the collateral securing our loan is subordinate to the liens of senior mortgages or senior participations. At September 30, 2007, approximately 6% of our real estate mortgages, or $14 million in principal amount, were represented by junior mortgages, junior participations or mezzanine loans. In certain cases, we may find it advisable to make additional payments in order to maintain the current status of prior liens or to discharge them entirely or to make working capital advances to support current operations. It is possible that the amount which may be recovered by us in cases in which we hold a junior position may be less, or significantly less, than our total investment, less allowances for possible loan losses.

We originated $120.3 million of mortgage loans in fiscal 2007 (without taking into account $58.4 million of mortgage loans originated by our joint venture with CIT Capital USA, Inc.). This compares with $309.7 million of mortgage loans originated by us in fiscal 2006 (the joint venture with CIT Capital USA, Inc. was not organized until the first quarter of fiscal 2007). We believe the decline in our originations is primarily due to the weakened environment in the real estate and credit markets. This trend may continue to have an adverse impact on our loan originations in fiscal 2008 and we cannot project when this trend will change. Many of our borrowers do not have a current need or have a reduced need for our short term lending solutions as their activity in the real estate market has slowed or been curtailed.

Our lending activities are national in scope. It is not our present intent to originate or otherwise invest in any mortgage loan which is secured by property located outside the United States and Puerto Rico.

When underwriting a loan, the primary focus of our analysis is the fundamental value of a property, which we determine by considering a number of factors including location, current use and potential for alternative use, current or potential net operating income, if any, the local market for condominium conversion if conversion of the property to condominium ownership is contemplated or is a potential alternative, comparable sales prices, existing zoning regulations and intended use if the loan is to be secured by undeveloped land, and local demographics. We also examine the financial condition of the principals of our borrowers and take into consideration their ability to meet the operational needs of the property and the experience of our borrower’s principals in real estate ownership and management and real estate development, if applicable. Because of our emphasis on fundamental property value, we believe that in the event of a default and our acquisition of title to a property, we will generally be able to hold and, if necessary, manage the property until market conditions present a favorable opportunity to sell the property. If we acquire title to an undeveloped property as a result of a default, the holding period will usually be longer than it would be if we acquired a developed parcel which is income producing or has been substantially renovated for sale.

Our Origination Process

We originate mortgage loans in a number of ways. We rely on the relationships developed by our officers and loan originators with real estate investors, commercial real estate brokers, mortgage brokers and bankers. We have experienced a great deal of repeat business with our borrowers.

Loan approvals are based on a review of property information as well as other due diligence activities undertaken by us, including a site visit to the property, an in-house property valuation, a review of the results of operations of the property (if any) or, in the case of an acquisition of the property by our borrower, a review of the borrower's projected results of operations for the property, and a review of the financial condition of the principals of the prospective borrower. If management determines that an environmental assessment of the underlying property is necessary, then such an assessment is conducted by an experienced third-party service provider. Before a loan commitment is issued, the loan must be reviewed and approved by our loan committee. Loan approval occurs after the assent of not less than four of the seven members of our loan committee, all of whom are executive officers of BRT. We generally obtain a non-refundable cash deposit for legal, travel, and other expenses from a prospective borrower prior to or at the time of issuing a loan commitment, and our loan commitments are generally issued subject to receipt by us of title documentation and title insurance, in a form satisfactory to us, for the underlying property. The approval of our Board of Trustees is required for each loan which exceeds $20 million in principal amount, and the approval of our Board of Trustees is also required where loans by us to one borrower exceed $50 million, in the aggregate.

We generally require either a personal guarantee or a "walk-away guarantee" from the principal or principals of the borrower, in substantially all of the loans originated by us. A "walk-away guarantee" generally provides that the full guarantee of the principal or principals of the borrower terminates if the borrower conveys title to the property to us within a negotiated period of time after a loan default and payment of mortgage interest to us, real estate taxes and other operating expenses are current. The "walk-away guarantee" is intended to provide an incentive to the principals of a borrower, in a situation where our borrower has defaulted, to have the collateral deeded to us in lieu of foreclosure, thereby eliminating the cost of foreclosure proceedings. By complying with the terms of the "walk-away guarantee," the principals of the borrower avoid the further risk of being personally responsible for any difference between the amount owed to us and the amount we recover in a foreclosure proceeding. If we make more than one loan to a borrower, we may require that all or some of the outstanding loans to that borrower be cross-collateralized.

Our Loan Portfolio

At September 30, 2007, we had 51 outstanding mortgage loans, aggregating approximately $249.5 million in principal amount (before allowances of $8.9 million and not including $48.7 million in mortgage loans held by our joint venture with CIT), which include senior and junior mortgage loans, participations in mortgage loans (which as of September 30, 2007 were all on a pari passu basis), and a mezzanine loan. Our loan loss allowances of $8.9 million relates to five of our mortgage loans with an aggregate principal amount of $61.6 million outstanding to five separate borrowers.

At September 30, 2007, our loan portfolio was secured by real property located in 11 states. Loans representing 43% of the principal amount of our total outstanding loans were secured by properties located in the New York metropolitan area, including New Jersey, 25% of the principal amount by properties located in Tennessee, 24% of the principal amount by properties located in Florida, and 8% of the principal amount by properties in the remaining states.

During the year ended September 30, 2007, we originated approximately $120.3 million of mortgage loans (and our joint venture with CIT Capital USA, Inc. originated an additional $58.4 million of mortgage loans), we repurchased a participation interest of approximately $5.7 million, approximately $152.1 million of our outstanding loans were repaid in whole or in part and we sold participation interests of approximately $1.1 million. Our three largest mortgage loans outstanding (before allowances and net of participations to others) at September 30, 2007 of approximately $26.1 million, $24.8 million and $19.4 million, respectively, each of which is secured by one property, represented approximately 7.9%, 7.5% and 5.9%, respectively, of our total assets. There were no other mortgage loans in our portfolio that represented more than 4.9% of our total assets as of September 30, 2007.

We make loans to multiple borrowing entities that are controlled by the same individual. At September 30, 2007, we had six loans outstanding with an aggregate principal amount of $64.0 million to six borrowing entities controlled by one individual. In fiscal 2007 loans to borrowing entities controlled by this individual accounted for approximately 51% of the loans originated by us and 34.1% of loans originated by us and the CIT joint venture. The individual controlling these borrowing entities became incapacitated in May 2007, is not able to manage his business or to make business decisions and is not expected to be actively engaged in business in the future and, therefore, neither he nor any entity controlled by him is expected to obtain any additional loans from us. A guardian appointed by the Court to oversee the affairs of this individual and the management group of our borrowers are seeking to complete an orderly sale of the assets securing our loans.

At September 30, 2007 we had 14 loans outstanding with an aggregate principal amount of $28.9 million to 14 borrowing entities controlled by another individual. In fiscal 2007 loans to borrowing entities controlled by this individual accounted for approximately 25% of the loans originated by us and 17.0% of the loans originated by us and the CIT joint venture.

At September 30, 2007, approximately 99% of our mortgage loans had a floating rate of interest calculated based on a variable spread above the prime rate, with a stated minimum interest rate (also referred to as adjustable rate mortgages), and the balance of our mortgage loans provided for a fixed rate of interest. Interest on our mortgage loans is payable to us monthly. Under our first mortgage loans, we usually require and hold funds in escrow that are payable to us monthly and are used to pay real estate taxes and casualty insurance premiums. In many instances, a borrower will fund an interest reserve out of the net loan proceeds, from which all or a portion of the interest payments due us are made for a specified period of time.

The following sets forth information regarding our outstanding mortgage loans outstanding at September 30, 2007:

		Interest	Not-Interest	No. of	% of	Prior
	Total	Earning	Earning	Loans	Portfolio	Liens

First Mortgage Loans:
Multi-Family Residential	$86,731,000	$73,168,000	$13,563,000	10	34.77	—
Condominium Units (existing multi-family and commercial rental units) (1)	65,716,000	27,869,000	37,847,000	4	26.34	—
Hotel Condominium Units	4,550,000	4,550,000	—	2	1.82	—
Undeveloped Land	43,766,000	37,602,000	6,164,000	10	17.54	—
Shopping Centers/Retail	27,879,000	26,741,000	1,138,000	14	11.17	—
Office	3,500,000	3,500,000	—	2	1.40	—
Residential	3,396,000	3,396,000	—	4	1.36	—
Second Mortgage Loans, Junior Participations and mezzanine:
Retail	7,915,000	3,000,000	4,915,000	2	3.17	$17,560,000
Multi-Family Residential	6,073,000	6,073,000	—	3	2.43	29,195,000
	$249,526,000	$185,899,000	$63,627,000	51	100.00	$46,755,000

(1)
Subsequent to September 30, 2007, we acquired in foreclosure 174 condominium units in a multi-family residential property converted to condominium ownership. The mortgage secured by these condominium units had an unpaid principal balance of $19.4 million as of September 30, 2007 and was not earning interest as of September 30, 2007. This property is expected to be recorded on our books at December 31, 2007 as property held for sale with an anticipated book value of $17.1 million.

Loan Defaults

At September 30, 2007 seven loans (each to a separate borrower) on which an aggregate of $63.6 million principal balance is outstanding, (before allowances), were not earning interest and were subject to foreclosure proceedings. Subsequent to September 30, 2007 we acquired in foreclosure 174 unsold condominium units in a multi-family residential property located in a suburb of Orlando, Florida containing a total of 240 units converted to condominium ownership. These 174 units secured a loan on which $19,442,000 was outstanding (before a loan allowance of $2,297,000). This property is expected to be recorded on our books as property held for sale with a value of $17,125,000 (after giving effect to a charge off of $2,297,000) at December 31, 2007 and when recorded on our books as property held for sale will reduce the aggregate of non-earning loans by $19,442,000.

The other properties subject to foreclosure proceedings as of September 30, 2007 (all of which foreclosure proceedings are in various stages) are as follows:

•
65 condominium units in a multi-family residential property containing 206 units converted to condominium ownership located in Miami Beach, Florida securing a loan on which $11,927,000 is outstanding, and 18 condominium units located in West Palm Beach, Florida held as additional collateral.

•	8,250 square feet of buildable residential space and three underground parking spaces in a property under construction located in Manhattan, N.Y., securing a loan on which $6,164,000 is outstanding.

•	A 44 unit vacant and fully renovated apartment complex located in Naples, Florida to be offered for sale as condominium units, securing a loan on which $6,498,000 is outstanding.

•	A 484 unit rental garden apartment project located in Fort Wayne, Indiana, with approximately a 55% occupancy, securing a loan on which $13,564,000 is outstanding.

•	First and second mortgages secured by a portfolio of retail, office and residential properties located in New Jersey, all securing a loan on which the balance outstanding is $4,915,000.

•
A two-story vacant building containing retail and residential space located in Manhattan, N.Y., on which $2,275,000 is outstanding. BRT is a 50% participant in this loan and the CIT joint venture is a 50% participant.

In substantially all cases, a monetary default by a borrower requires us to become involved in expensive and time consuming procedures, including foreclosure and/or bankruptcy proceedings. In the event of a default by a borrower on a mortgage loan, we will foreclose on the mortgage or other collateral held by us and seek to protect our investment through negotiations with the borrower or other interested parties, which may involve further cash outlays by us. From the time a loan becomes non-performing until the time that a foreclosure sale or bankruptcy auction occurs, or until the time that a satisfactory workout is completed or the loan is reinstated by the borrower, we will generally not receive interest payments under our loan, thereby affecting our revenues, net income and cash distributions to our shareholders. Foreclosure proceedings in certain jurisdictions can take a considerable period of time, and may extend for as long as two years. In addition, if a borrower files for protection under the United States federal bankruptcy laws during the foreclosure process, the delays may be longer. In a mortgage foreclosure proceeding, we will typically seek to have a receiver appointed by the court or an independent third party property manager appointed with the borrower's consent in order to preserve the property’s rental stream and provide for the maintenance of the property. At the conclusion of the foreclosure or a negotiated workout process, which occurs after the property is either sold at a foreclosure sale or a bankruptcy auction to a third party purchaser, acquired by us, or the workout process results in the borrower or its designee retaining the property, the rents collected by the receiver or the third party manager, less costs and expenses of operating the property and the receiver's or manager's fees, are usually paid over to us.

Our Credit Facility and Our Lines of Credit

We have a revolving credit facility with a group of banks consisting of North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company to finance our real estate mortgage lending, and pursuant to which these banks make available to us up to an aggregate of $185 million on a revolving basis. The revolving credit facility matures on February 1, 2008, and may be extended for two one year periods for a fee of $462,500 for each extension. Subsequent to September 30, 2007, we extended the facility to February 1, 2009 and paid a fee of $462,500. The amount which can be outstanding under the revolving credit facility may not exceed an amount equal to the sum of (1) 65% of our first mortgages, plus (2) 50% of our second mortgages and (3) 50% of the fair market value of certain of our owned real estate, all of which are pledged to the lending banks as collateral and the sum of (2) and (3) may not exceed 15% of the borrowing base. At September 30, 2007 and November 30, 2007, $82 million and $88 million, respectively, was available to be drawn down by us based on the lending formula under the revolving credit facility and $20 million and $12 million, respectively, was outstanding. Borrowings under the revolving credit facility bear interest at 30 day LIBOR plus 225 basis points, or 7.37% per annum as of September 30, 2007. The loan agreement between us and our lenders contains affirmative and negative covenants, including (1) a requirement that the ratio of shareholders' equity (including trust preferred securities) to bank debt shall not be less than 1.00 to 1.00, and (2) a required debt coverage ratio of 1.50 to 1.00.

We also have the ability to borrow under two margin lines of credit maintained with a national brokerage firm, secured by the common shares we own in Entertainment Properties Trust and by other securities that we own. Under the terms of these lines of credit, we may borrow up to an amount equal to 50% of the market value of the securities we own. At September 30, 2007 and November 30, 2007, zero was outstanding under these margin accounts.

Sale of Beneficial Shares

On December 11, 2006, we sold 2,800,000 of our shares of beneficial interest, par value $3.00 per share, pursuant to an underwritten public offering, and on December 13, 2006, the underwriters exercised their over-allotment option in part and purchased an additional 132,500 shares of beneficial interest. The net proceeds to us from the offering, after deducting the underwriting discount and offering expenses payable by us, were $77.1 million. The net proceeds were used by us to pay down our revolving credit facility by $58 million and to pay in full the outstanding balance of $19 million due on our margin lines.

Trust Preferred Securities

We have issued trust preferred securities, in an aggregate principal amount of $56.7 million, through two wholly-owned subsidiaries, BRT Realty Trust Statutory Trust I and BRT Realty Trust Statutory Trust II. Of these, trust preferred securities with an aggregate principal amount of $25.8 million require distributions at a rate of 8.23% per annum through April 30, 2016, and trust preferred securities with an aggregate principal amount of $30.9 million require distributions at a rate of 8.49% per annum through April 30, 2016. The trust preferred securities mature on April 30, 2036 and are redeemable at our option, at par, beginning on April 30, 2011.

Joint Venture with CIT Capital USA, Inc.

On November 2, 2006, BRT Joint Venture No. 1 LLC, a wholly owned subsidiary of ours, which we refer to herein as the BRT member, entered into a joint venture agreement by and among (a) CIT Capital USA, Inc., which we refer to herein as the CIT member and which is a wholly owned subsidiary of CIT Group, Inc., and (b) BRT Funding LLC, a limited liability company formed under the laws of the State of Delaware, which we refer to as the joint venture. The joint venture is engaged in the business of investing in short-term commercial real estate loans for terms of six months to three years, similar to those that we originate. The BRT member is the managing member of the joint venture. The initial capitalization of the joint venture is up to $100 million, of which 25% is funded by the BRT member and 75% by the CIT member. In addition, the joint venture is seeking to obtain a line of credit from a third party lender for up to $50 million. At this time, however, there are no agreements in place with respect to such line of credit and neither we nor the joint venture can provide any assurance that the joint venture will ultimately obtain a line of credit.

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

Funding. For so long as the joint venture does not have a line of credit from a third party lender, the BRT member funds 25% of each loan made by the joint venture, and the CIT member funds 75%. In the event that the joint venture obtains a line of credit from a third party lender, the joint venture will draw down on the line of credit to fund one third of each loan made by the joint venture, the BRT member will fund one sixth of the principal amount of such loans and the CIT member will fund half of the principal amount of such loans. The joint venture funded 100% of the loans that met its investment criteria until the joint venture originated loans in the aggregate principal amount of $50 million. The $50 million benchmark was satisfied in fiscal 2007. Accordingly, all loans hereafter made by the joint venture will be funded 50% by the joint venture and 50% by BRT, in each such case pursuant to a participation agreement with respect to each such loan to be entered into by us with the joint venture. At September 30, 2007, the joint venture held $48.7 million in outstanding first mortgage loans (there are no allowances for loan losses).

Allocations. We manage the joint venture and receive a management allocation calculated as 1% of the loan portfolio amount, annualized, and payable quarterly. Origination fees up to 2% of the principal amount of a loan are distributed 37.5% to the CIT member and 62.5% to the BRT member. Any origination fees in excess of 2% of the principal amount of a loan, but not exceeding 3% of the principal amount of the loan, are paid to REIT Management Corp., BRT's advisor. Any joint venture origination fees which exceed 3% of the principal amount of a loan are paid 37.5% to the CIT member and 62.5% to the BRT member. The joint venture will distribute net available cash to its two members on a pro-rata basis until each member receives a return of 9% (inclusive of origination fees), annualized on its outstanding advances. If the joint venture provides each member with an annualized 9% return, thereafter, additional available net cash is distributed 37.5% to the CIT member and 62.5% to the BRT member.

Loan Review. Loan proposals presented to the joint venture are reviewed by BRT's loan committee. Three individuals have been designated by the CIT member to receive notice of, to attend and to participate in any such meeting of BRT's loan committee. If a proposed loan meets the joint ventures specified investment criteria (as delineated in the joint venture agreement), it will be deemed accepted by both members. If a proposed loan does not meet such criteria, then following the meeting of the loan committee, the CIT member has two business days to indicate its disapproval of the proposal, and if such disapproval is not provided, then the loan proposal is deemed approved; provided, however, that in the event that the CIT member requests additional information with respect to any loan proposal, the CIT member has two business days following the earlier of (i) the receipt of such information or (ii) the loan closing to approve or disapprove of such loan. BRT may originate for its own account any loan that is disapproved, or deemed disapproved, by the CIT member.

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

Our Investment in Entertainment Properties Trust

As of September 30, 2007 and November 30, 2007, we owned approximately 625,000 common shares of Entertainment Properties Trust, which is referred to herein as EPR. These shares were purchased at an average cost for book purposes of $13.14 per share. As of September 30, 2007, the market value of this investment was approximately $31.7 million, or $50.80 per share and as of November 30, 2007 was approximately $33.3 million, or $53.29 per share. In our 2007 fiscal year, EPR paid or declared cash dividends to its shareholders at a quarterly rate of $.76 per share, which provided us with an annual yield of 23% on our book cost. From time to time, we evaluate our investment in EPR and determine whether or not to sell any EPR shares, taking into consideration EPR's results of operations and business prospects, as well as general market conditions. In fiscal 2007, we sold 384,800 shares of EPR for a gain for book purposes of $19.4 million. For tax purposes, we report on a calendar year and we expect to recognize a capital gain on the sale of EPR stock in 2007 of approximately $20.3 million.

Our Real Estate Assets

In addition to originating mortgage loans, we supervise the management of our real estate assets, which includes properties acquired by foreclosure (or deed in lieu of foreclosure) and properties owned by joint ventures in which we participate as an equity investor. In fiscal 2007, we acquired two properties in foreclosure, which secured loans in the aggregate principal amount of $9.4 million, after loan allowances, and which we recorded on our books at $9.4 million at September 30, 2007, representing approximately 3% of our total assets. Since September 30, 2007, we acquired an additional property in foreclosure which secured a loan having an unpaid principal balance of $19,422,000, and after an anticipated valuation allowance of $2,297,000, we expect to record this property on our books at $17,125,000 at December 31, 2007. At September 30, 2007, approximately 1.6% of our total assets, or an aggregate of approximately $5.3 million, was represented by interests in consolidated and unconsolidated joint ventures (other than our venture with CIT which does not own any properties) that collectively own seven properties.

Generally our policy is to sell properties we acquire by foreclosure or deed in lieu of foreclosure. However, we may elect to retain a property if we determine that it is a property which has a longer term potential for appreciation. Prior to sale we may make necessary improvements to a property or engage in lease-up activities in order to enhance the value of the property and we may engage in other management activities involving a property either directly or indirectly. In October 2006, a property acquired by us in foreclosure, with a book value of $2.8 million was sold for $3.2 million. In November 2006, one of the joint ventures in which we held a 50% equity interest sold its only property for $17.4 million, which resulted in a book gain to us of approximately $1.8 million.

Competition

With respect to our real estate lending activities, we compete for originations with other entities, including other mortgage REITs, commercial banks, savings and loan associations, specialty finance companies, conduits, pension funds, public and private lending companies, investment funds, hedge funds, mortgage bankers and others. The business of originating mortgage loans is highly competitive. Many of our competitors possess greater financial and other resources than we possess. Competitive variables include market visibility, size of loans offered, rate, fees, term and underwriting standards. To the extent a competitor offers a lower rate, is willing to risk more capital in a particular transaction, and/or employ more liberal underwriting standards, our origination volume and profit margins could be adversely impacted. We compete by offering rapid response time in terms of approval and closing and by offering “no prepayment penalty” loans. We may offer a higher loan to value ratio than institutional competitors. In order to supplement our marketing activities, we engage in an active national advertising program.

Our Structure

We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a master limited partnership involved in the ownership and operation of a diversified portfolio of real estate, and One Liberty Properties, Inc., a publicly-traded equity REIT. Jeffrey A. Gould, our President and Chief Executive Officer, George Zweier, our Vice President and Chief Financial Officer, two other officers engaged in loan origination, underwriting and servicing activities, and four others engaged in underwriting and servicing activities devote substantially all of their business time to our company, while our other personnel (including several officers) share their services on a part-time basis with us and other affiliated entities that share our executive offices. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among us and the affiliated entities, which we refer to as the Shared Services Agreement. The allocation is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each entity that is a party to the Shared Services Agreement.

In addition, we are party to an Advisory Agreement, between us and REIT Management Corp. Pursuant to the Advisory Agreement, REIT Management Corp. furnishes advisory and administrative services with respect to our business, including, without limitation, arranging credit lines for us, interfacing with our lending banks, participating in our loan analysis and approvals, providing investment advice, providing assistance with building inspections and litigation strategy and support. In addition, in connection with non-performing loans, foreclosure activities and management and sale of properties taken back in foreclosure and deed in lieu of foreclosure, REIT Management Corp., among other activities, engages in negotiations with borrowers, guarantors, and their advisors related to workouts, participates in strategic decisions relating to workouts and foreclosures and interfaces with receivers, managing agents and court appointed trustees.

For services performed by REIT Management Corp. under the Advisory Agreement, REIT Management Corp. received through December 31, 2006, an annual fee of 1% payable on mortgages receivable, subordinated land leases and investments in unconsolidated ventures, as well as an annual fee of 1/2 of 1% of our invested assets other than mortgages receivable, subordinated land leases and investments in unconsolidated ventures. In addition, our borrowers paid fees directly to REIT Management Corp. based on the loan principal, which generally are one-time fees payable upon funding the loan commitment, in the amount of 1% of the total commitment amount.

The Advisory Agreement was amended to provide that effective January 1, 2007 the asset management fee is six tenths of 1% of our invested assets and that there is an incentive fee from borrowers payable upon funding a loan commitment of 1/2 of 1% of the total commitment amount, provided that we have received at least a loan commitment fee of 1% from the borrower in any such transaction and any loan commitment fee in excess of 1 ½% of the total commitment amount will be retained by us. REIT Management Corp. is also entitled to receive certain fees under the joint venture agreement with CIT Capital USA, Inc. REIT Management Corp. is wholly owned by the chairman of our Board of Trustees and he and certain of our executive officers, including our President and Chief Executive Officer, receive compensation from REIT Management Corp. We discuss compensation paid by REIT Management Corp. to our Chairman and President and Chief Executive Officer and to certain of our executive officers in our proxy statement for our Annual Meeting of Shareholders.

We believe that the Shared Services Agreement and the Advisory Agreement allow our company to benefit from access to, and from the services of, a group of senior executives with significant real estate knowledge and experience.

We also engage affiliated entities to manage some of the properties taken back by us in foreclosure or deed in lieu of foreclosure and some of the properties owned by joint ventures in which we are an equity participant, including cooperative apartments. These management services include, among other things, rent billing and collection, property maintenance, contractor negotiation, construction management, sales, leasing and mortgage brokerage. In management's judgment, the fees paid by us to these affiliated entities are competitive with fees that would be charged for comparable services by unrelated entities.

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

Item 1A. Risk Factors.

In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to Our Business

If borrowers default on loans, we will experience a decrease in income and any recovery may be limited by the value of the underlying property

Loan defaults result in a decrease in interest income and may require the establishment of or an increase in loan loss reserves. The decrease in interest income resulting from a loan default or defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance, accrued interest and default interest due on a defaulted loan plus the legal costs incurred in pursuing our legal remedies. Legal proceedings, which may include foreclosure actions and bankruptcy and reorganization proceedings, are expensive and time consuming. The decrease in interest income, and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses. In addition, the decrease in interest income, the costs incurred by us in a defaulted loan situation and increases in loan loss reserves will have an adverse impact on our net income, taxable income and shareholders’ equity. The decrease in interest income and the costs involved in seeking to recover the outstanding amounts due to us could have an adverse impact on the cash distributions paid by us to our shareholders and our ability to continue to pay cash distributions in the future.

Our primary source of recovery in the event of a loan default is the real property underlying a defaulted loan. Therefore, the value of our loan depends upon the value of the underlying real property. The value of the underlying property is dependent on numerous factors outside of our control, including national, regional and local business and economic conditions, government economic policies, the level of interest rates and non-performance of lease obligations by tenants occupying space at the underlying real property. The loan to value ratio is the ratio of the amount of the loan, plus any indebtedness senior to our loan, to the estimated market value of the real property underlying the loan as determined by our own in-house valuation procedures. The higher the loan to value ratio, the greater the risk that the amount obtainable from sale of a property (including a foreclosure or bankruptcy sale) may be insufficient to repay the loan in full upon default. The loan to value ratio of certain of our loans exceeds 80%. In addition, we often find it necessary in a defaulted loan situation to acquire the property at a foreclosure sale or bankruptcy auction, in which event we assume the risks that result from ownership of the property.

Commencing in the third quarter of fiscal 2007 (the quarter ended June 30, 2007) and continuing into the fourth quarter, we realized an increase in the number of borrowers defaulting on their monetary obligations to us. At September 30, 2007 we had seven non-earning loans having an aggregate outstanding principal balance of $63.6 million, before loan loss allowances of $5.9 million. These non-earning loans were outstanding to 7 separate borrowers, and represented 25.5% of the principal balance of our outstanding loans and 19.4% of our total assets at September 30, 2007. The non-accrual of interest income on these non-earning loans had the effect of reducing our revenues by $2.5 million in the 2007 fiscal year and will continue to reduce our revenues in 2008. We are actively pursing our legal remedies against borrowers in default. We attribute the increase in the number of defaults in the third and fourth quarters of our 2007 fiscal year to two principal factors. The first factor is the weakness in the single family home and condominium sales markets, and the difficulty potential purchasers of residential properties had in obtaining mortgage loans. As a result of such difficulty, the pace of condominium sales slowed considerably, sales of condominium units by our borrowers engaged in condominium conversions were adversely affected and such borrowers could not meet their monetary obligations to us. The second factor is the general tightening of credit standards by lending/financial institutions and a resulting decrease in mortgage originations. Accordingly, our borrowers had difficulty in refinancing, thereby affecting their ability to repay loans due to us. If uncertainty in the mortgage industry continues, we may continue to experience defaults by our borrowers.

The inability of our borrowers to refinance or sell underlying real property may lead to defaults on our loans

A substantial majority of our mortgage portfolio is short term and due within three years. In addition, our borrowers are required to pay all or substantially all of the principal balance of our loans at maturity, in most cases with little or no amortization of principal over the term of the loan. Accordingly, in order to satisfy this obligation, at the maturity of a loan, a borrower will be required to refinance or sell the property or otherwise raise a substantial amount of cash. The ability to refinance or sell or otherwise raise a substantial amount of cash is dependent upon certain factors which neither we nor our borrowers control, such as national, local and regional business and economic conditions, government economic policies and the level of interest rates. In recent months, difficulties in the “sub-prime” mortgage market and in the markets relating to collateralized debt obligations have resulted in a tightening of the credit markets. Institutional lenders have increased the costs of borrowing and have otherwise tightened credit standards (more conservative loan to value ratios, etc.). Accordingly, our borrowers are finding it more difficult and costly to refinance, thereby effecting their ability to repay loans due to us. If a borrower is unable to pay the balance due at maturity and we are not willing to extend or restructure the loan or make other accommodations with a borrower, we will, in most cases, foreclose on the property, which can be expensive and time consuming and could adversely affect our net income, shareholders’ equity and cash distributions to shareholders.

Decrease in Loan Originations 2007 Fiscal Year compared to the 2006 Fiscal Year

Although we experienced an increase in the average balance of loans outstanding in fiscal 2007 compared to fiscal 2006, there was a 61% decrease in the principal amount of loans originated by us in fiscal 2007 as compared to fiscal 2006 and including the loans originated by our joint venture with CIT, there was a 42% decrease in the principal amount of loans originated in fiscal 2007 as compared to fiscal 2006. We attribute this decrease to a weakened environment in the real estate and credit markets, as a result of which many of our borrowers did not have a need for our short-term lending, as their activity in the real estate markets slowed or was curtailed.

Although our origination staff is actively engaged in origination activities, which includes continued marketing and advertising efforts, many of our executives who would otherwise be involved in origination activities, are devoting time to activities relating to non-earning loans and the portfolio of real estate acquired (and to be acquired) in foreclosure. Unless there are positive changes in the environment for real estate transactions and in the credit markets, the level of originations may decrease in fiscal 2008 as compared to 2007, which could have an effect on our revenues and net income.

If a significant number of our mortgage loans are in default or we otherwise must write down our loans, a breach of our revolving credit facility could occur

Our revolving credit facility with North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company includes financial covenants that require us to maintain certain financial ratios, including a debt service ratio and an equity to indebtedness ratio. If additional mortgage loans held by us go into default or if generally accepted accounting principles require us to take additional significant loan loss reserves against our loans or significant loss allowances against our real estate assets, our financial position could be materially adversely affected causing us to be in breach of the financial covenants. During the fiscal year ended September 30, 2007, we took an additional $9.3 million of loan loss reserves, which directly reduced our net income for fiscal 2007 and our shareholders’ equity at September 30, 2007.

A breach by us of the covenants to maintain the financial ratios would place us in default under our revolving credit facility, and, if the banks called a default and required us to repay the full amount outstanding under the revolving credit facility, we might be required to rapidly dispose of assets, which could have an adverse impact on the amounts we receive on such disposition. If we are unable to dispose of assets in a timely fashion to the satisfaction of the banks, the banks could foreclose on that portion of our loan portfolio pledged to the banks as collateral, which could result in the disposition of loans at below market values. The disposition of loans at below our carrying value would adversely affect our net income, reduce our shareholders’ equity and adversely affect our ability to pay cash distributions to our shareholders.

Our allowance for loan losses and valuation allowances against owned real estate may not be adequate to cover actual losses

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. We establish and maintain an allowance for loan losses to manage the risk associated with loan defaults and non-performance. We also write down the value of real estate assets owned by us or joint ventures if in our judgment the value of real estate owned has been impaired. However, unexpected factors may occur that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Unexpected losses in our loan portfolio or diminution in value of our loan collateral or real estate assets may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence or control.

As of September 30, 2007 our allowance for loan losses is $8,917,000 compared to $669,000 as of September 30, 2006. The allowance for loan losses and the valuation allowance against owned real estate reflects our estimate of the probable losses in our loan portfolio and our estimate of real estate values at the relevant balance sheet date. Our allowance for loan losses and valuation allowance against owned real estate are based on an evaluation of known risks and economic factors. The determination of an appropriate level of loan loss allowances and valuation allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses and future impairment of real estate is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Our allowance for loan losses and impairment allowances may not be adequate to cover actual losses and we may need to take additional reserves in the future. Actual losses and additional reserves in the future could materially and adversely affect our business, net income, shareholders’ equity and cash distributions to our shareholders.

A portion of our loans are subordinate loans which carry a greater risk of loss than senior loans

We also loan funds to our borrowers in the form of junior mortgage loans, junior participations in mortgage loans and mezzanine loans. Because of their subordinate position, junior liens carry a greater risk than senior liens, including a substantially greater risk of non-payment of interest or principal. A decline in real estate values in the geographic area in which the underlying property is located could adversely affect the value of our collateral, so that the outstanding balance of senior liens may exceed the value of the underlying property.

In the event of a default on a junior lien, if permitted, we may elect to make payments to the senior mortgage holder in order to prevent foreclosure by the senior mortgage holder. However, in certain situations, we may not have the right to make payments to the senior mortgage holder, or may choose not to make such payments despite having the right to do so. In such cases, the senior mortgage holder may foreclose and we will be entitled to share in the proceeds of the foreclosure sale only after amounts due to senior mortgage holders have been paid in full. This can result in the loss of all or part of our investment, adversely affecting our net income, shareholders’ equity and cash distributions to our shareholders.

We may suffer a loss if a borrower defaults on a loan that is secured by undeveloped land

We provide loans that are secured by undeveloped land. Loans secured by undeveloped land, aggregating $43.8 million, represented 17.5% of our loan portfolio at September 30, 2007. These loans are subject to a higher risk of default because such properties are not income producing properties. In addition, the market value of such properties may be volatile. Although we only make loans on undeveloped land if entitlements and zoning is in place for the intended use, there is always the risk that entitlements and zoning may be changed or lapse. Consequently, in the event of a default and foreclosure, we may not be able to sell such property for an amount equal to our investment. As a result, we may lose a significant portion of our investment, adversely affecting our net income, shareholders’ equity and cash distributions to our shareholders. Alternatively, in the event of a default of a loan secured by undeveloped land, we may elect to hold the property until the market becomes more favorable. In such case during the holding period, which we believe would be for a longer period of time than the holding period for income producing real property, we will not receive any income from this property and we will be required to pay the costs of carrying the property, primarily real estate taxes, which could adversely affect our net income, shareholders’ equity and cash distributions to shareholders.

We may suffer a loss if a borrower defaults on a loan that is not secured directly by underlying real estate

We occasionally provide loans that are secured by equity interests in the borrowing entities. These loans are subject to the risk that other lenders may be directly secured by the real estate assets of the borrower. In the event of a default and foreclosure or bankruptcy sale, those secured lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. As a result, we may lose all or part of our investment, adversely affecting our net income, shareholders’ equity and cash distributions to our shareholders.

Dependence on Two Borrowers in Fiscal 2007
In fiscal 2007 we made loans totaling $64 million to borrowers controlled by one individual, accounting for approximately 34.1% of the loans originated by us and the CIT venture and loans totaling $28.9 million to borrowers controlled by another individual, accounting for approximately 17% of the loans originated by us and the CIT venture. The individual controlling the borrowers which accounted for 34.1% of the loans originated by us and the CIT venture became incapacitated and is not able to manage his business or make business decisions. Accordingly, neither he, nor any entity, controlled by him is expected to obtain additional loans from us. A significant reduction in our originations, as a result of the loss of the business of these two individuals, or either of them, without replacing them could have an adverse effect on our revenues and net income in fiscal 2008.

We are subject to the risks associated with loan participations, such as lack of full control rights

Some of our investments are participating interests in loans in which we share the rights, obligations and benefits of the loan with other participating lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceeding and the institution of, and control over, foreclosure proceedings. In addition, if our participation represents a minority interest, a majority of the participants may be able to take actions which are not consistent with our objectives.

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

The accounting treatment of the assets held by our CIT joint venture could make it difficult to analyze our financial statements and to compare them with our prior period financial statements

We presently are a 25% joint venture partner with CIT Capital USA, Inc. in a joint venture that was established in November 2006 to originate bridge loans similar to those which we generally originate. Because our share of earnings from the joint venture will be shown on our financial statements under the equity method of accounting, it may be more difficult to analyze our earnings. In addition, it may be difficult to compare our investment in the joint venture, as reflected in our financial statements, with our financial statements from prior periods.

Our inability to control our joint venture with CIT could result in diversion of time and effort by our management and the inability to achieve the goals of the joint venture

Our investment in the joint venture with CIT Capital USA, Inc. may involve risks not otherwise present in investments made solely by us, including that our co-investor may have different interests or goals than we do, and that our co-investor may not be willing to take an action that is desired by us. Disagreements with our co-investor could result in the inability of the joint venture to successfully fund, finance or otherwise manage loans as intended by the joint venture agreement. In addition, under the joint venture agreement, we have agreed to present loan proposals received by us to the joint venture for its consideration on a right of first refusal basis, until the joint venture originates loans with an aggregate principal amount of $100 million (or $150 million if the joint venture obtains a line of credit of $50 million). As a result, we will be required to share in the income of all loans we originate that the joint venture accepts, until the joint venture's portfolio reaches $100 million (or $150 million if the joint venture obtains a line of credit of $50 million). The BRT member of the joint venture has also agreed to reimburse the CIT member, on a limited basis, for certain losses, if any, incurred by the joint venture on foreclosed property.

We are exposed to risk of environmental liabilities with respect to properties to which we take title

In the course of our business, we foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to governmental entities or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination associated with the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The geographic concentration of our portfolio may make our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions

A substantial amount of our outstanding loans are secured by properties located in the New York metropolitan area (including New Jersey) Tennessee and Florida, although we originate and hold for investment loans secured by real property located anywhere in the United States and Puerto Rico. A lack of geographical diversification may make our mortgage portfolio more sensitive to local or regional economic conditions, which may result in higher default rates than might be incurred if our portfolio were more geographically diverse.

We face intense competition in acquiring desirable mortgage investments

We encounter significant competition from other mortgage REITs, commercial banks, savings and loan associations, specialty finance companies, conduits, pension funds, public and private lending companies, investment funds, hedge funds, mortgage bankers and others. Many of our competitors are larger than us, may have greater access to capital and other resources and may have other advantages over us in providing certain services to borrowers. Competition may result in higher prices for mortgage assets, unfavorable loan to value ratios, lower yields and a narrower spread of yields over borrowing costs. In addition, an increase in funds available to lenders, or a decrease in borrowing activity, may increase competition for making loans and may result in loans available to us having a greater risk.

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

Our revenues and the value of our portfolio may be negatively affected by casualty events occurring on properties securing our loans

We require our borrowers to obtain, for our benefit, comprehensive insurance covering the property and any improvements to the property collateralizing our loan in an amount intended to be sufficient to provide for the cost of replacement in the event of casualty. In addition, joint ventures in which we are an equity participant carry comprehensive insurance covering the property and any improvements to the property owned by the joint venture for the cost of replacement in the event of a casualty. Further, we carry insurance for such purpose on properties owned by us. However, the amount of insurance coverage maintained for any property may not be sufficient to pay the full replacement cost following a casualty event. In addition, the rent loss coverage under a policy may not extend for the full period of time that a tenant may be entitled to a rent abatement that is a result of, or that may be required to complete restoration following a casualty event. In addition, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically insurable. Changes in zoning, building codes and ordinances, environmental considerations and other factors may make it impossible for our borrower, a joint venture or us, as the case may be, to use insurance proceeds to replace damaged or destroyed improvements at a property. If any of these or similar events occur, the amount of coverage may not be sufficient to replace a damaged or destroyed property and/or to repay in full the amount due on all loans collateralized by such property. As a result, our returns and the value of our investment may be reduced.

Senior management and other key personnel are critical to our business and our future success may depend on our ability to retain them

We depend on the services of Fredric H. Gould, chairman of our board of trustees, Jeffrey A. Gould, our president and chief executive officer, and other members of senior management to carry out our business and investment strategies. In addition to Jeffrey A. Gould, only three other executive officers, Mitchell Gould, our executive vice president, Lonnie Halpern, a vice president and George Zweier our vice president and chief financial officer, and three other executive personnel devote substantially all of their business time to us. The remainder of our executive management personnel share their services on a part-time basis with entities affiliated with us and located in the same executive offices. In addition, Jeffrey A. Gould devotes a limited amount of his business time to entities affiliated with us. As we grow our business, we will need to attract and retain qualified senior management and other key personnel, both on a full-time and part-time basis. The loss of the services of any of our senior management or other key personnel or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and our investment strategies. We do not carry key man life insurance on members of our senior management.

Our transactions with affiliated entities involve conflicts of interest

Entities affiliated with us and with certain of our executive officers provide services to us and on our behalf and we intend to continue the relationships with such entities in the future. Although our policy is to ensure that we receive terms in transactions with affiliates that are at least as favorable as those that we would receive if the transactions were entered into with unaffiliated entities, these transactions raise the potential that we may not receive terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities.

We will be adversely affected by a decrease in the market value of, or cash distributions paid on, shares of Entertainment Properties Trust

The closing market value of the shares of EPR owned by us at September 30, 2007 and November 30, 2007 was $31.7 million and $33.3 million, respectively, while our cost basis was $8.2 million. At September 30, 2007, our balance sheet reflects as an asset $34.9 million of available-for-sale securities, of which $31.7 million represents the market value of the shares of EPR owned by us on September 30, 2007 and $25.1 million, or 11% of our shareholders’ equity, represents the difference between our cost basis for such shares and the market value for such shares. In fiscal 2007 we sold 384,800 shares of EPR for a book gain of $19.4 million. We have no business relationship, affiliation with or influence over the business or operations of EPR. Any substantial decrease in the market value of EPR shares, whether resulting from activities of EPR, its management, market forces or otherwise, could result in a material decrease in our total assets, shareholders’ equity and on cash distributions to shareholders.

Our ownership of shares of EPR resulted in the recognition by us for the fiscal year ended September 30, 2007 of cash dividends of $2.2 million. If there is a decrease in the EPR dividend for any reason, it would reduce the amount of cash distributions available for our shareholders. In addition, if the stock price of EPR were to decline, our profit from the sale of these shares would decline or could be eliminated.

We have established margin lines of credit collateralized primarily by the EPR shares owned by us. At September 30, 2007, approximately $17.4 million was available under these margin lines of credit, of which zero was outstanding. If we have amounts outstanding under these margin lines of credit, a significant decrease in the value of the EPR shares could result in a margin call and, if cash is not available from other sources, a sale of EPR shares may be required at a time when we would prefer not to sell EPR shares, resulting in the possibility that such shares could be sold at a loss.

Risks Related to the REIT Industry

Failure to qualify as a REIT would result in material adverse tax consequences and would significantly reduce cash available for distributions

We operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Qualification as a REIT involves the application of technical and complex legal provisions for which there are limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the Federal income tax consequences of such qualification. If we fail to qualify as a REIT, we will be subject to Federal, state and local income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and would not be allowed a deduction in computing our taxable income for amounts distributed to shareholders. In addition, unless entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. The additional tax would reduce significantly our net income and the cash available for distributions to shareholders.

We are subject to certain distribution requirements that may result in our having to borrow funds at unfavorable rates

To obtain the favorable tax treatment associated with being a REIT, we are required, among other things, to distribute to our shareholders at least 90% of our ordinary taxable income (subject to certain adjustments) each year. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we are subject to Federal corporate income tax on our undistributed taxable income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

As a result of differences in timing between the receipt of income and the payment of expenses, and the inclusion of such income and the deduction of such expenses in arriving at taxable income, and the effect of nondeductible capital expenditures, the creation of reserves and the timing of required debt service (including amortization) payments, we may need to borrow funds on a short-term basis in order to make the distributions to our shareholders necessary to retain the tax benefits associated with qualifying as a REIT, even if we believe that then prevailing market conditions are not generally favorable for such borrowings. Such borrowings could reduce our net income and the cash available for distributions to our shareholders.

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

Item 1B. Unresolved Staff Comments.

None.

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us contains certain-forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain beliefs and assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of words such as “may,” “will,” “will likely result,” “shall,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. We do not intend to update our forward looking statements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

•	defaults by borrowers in paying debt service on outstanding loans;
•	an inability to originate loans on favorable terms;
•	increased competition from entities engaged in mortgage lending;
•	general and local economic and business conditions;
•	general and local real estate conditions;
•	the impairment in the value of real property securing our loans due to general and local real estate conditions, resulting in loan loss allowances;
•	changes in Federal, state and local governmental laws and regulations;
•	an inability to retain our REIT qualification; and
•	the availability of and costs associated with sources of liquidity.

Accordingly, there can be no assurance that our expectations will be realized.

Executive Officers of Registrant

Set forth below is a list of our executive officers whose terms will expire at our 2008 annual Board of Trustees’ meeting. The business history of officers who are also Trustees will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2008.

Name	Office

Fredric H. Gould*	Chairman of the Board of Trustees

Jeffrey A. Gould*	President and Chief Executive Officer; Trustee

Mitchell K. Gould	Executive Vice President

Matthew J. Gould*	Senior Vice President; Trustee

Simeon Brinberg**	Senior Vice President; Senior Counsel; and Secretary

David W. Kalish	Senior Vice President, Finance

Israel Rosenzweig	Senior Vice President

Mark H. Lundy**	Senior Vice President, General Counsel; and Assistant Secretary

George E. Zweier	Vice President, Chief Financial Officer

Lonnie Halpern	Vice President

*	Fredric H. Gould is the father of Jeffrey A. and Matthew J. Gould.
**	Simeon Brinberg is the father-in-law of Mark H. Lundy.

Mitchell K. Gould (age 35), employed by us since May 1998 has been a Vice President since March 1999 and Executive Vice President since March 2007. From January 1998 until May 1998, Mr. Gould was employed by Bear Stearns Companies, Inc. where he was engaged in originating and underwriting commercial real estate loans for securitization.

Simeon Brinberg (age 73) has been our Secretary since 1983, a Senior Vice President since 1988, and Senior Counsel since March 2006. Mr. Brinberg has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., since October 1988. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. Since June 1989, Mr. Brinberg has been a Vice President of One Liberty Properties, Inc. (currently a Senior Vice President), a REIT engaged in the ownership of income producing real properties leased to tenants under long term leases. Mr. Brinberg is a member of the New York Bar and was engaged in the private practice of law for approximately 30 years prior to 1988.

David W. Kalish (age 60) has been our Senior Vice President, Finance since August 1998. Mr. Kalish was our Vice President and Chief Financial Officer from June 1990 until August 1998. He has been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June 1990. For more than five years prior to June 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company LLP and its predecessors.

Israel Rosenzweig (age 60) has been a Senior Vice President since April 1998. Mr. Rosenzweig has been a Vice President of Georgetown Partners, Inc. since May 1997 and since 2000 has been President of GP Partners, Inc., an affiliate of Gould Investors L.P. which is engaged in providing advisory services in the real estate and financial services industries to an investment advisor. He also has been a Senior Vice President of One Liberty Properties, Inc. since May 1997.

Mark H. Lundy (age 45) has been our General Counsel and Assistant Secretary since March 2006 and a Senior Vice President since March 2005. Prior to March 2005 and from 1993 he was a Vice President. He has been the Secretary of One Liberty Properties, Inc. since June 1993 and he also serves as a Senior Vice President of

One Liberty Properties, Inc. Mr. Lundy has been a Vice President of Georgetown Partners, Inc. (currently Senior Vice President) since July 1990. He is a member of the bars of New York and Washington, D.C.

George E. Zweier (age 43) has been employed by us since June 1998 and was elected Vice President, Chief Financial Officer in August 1998. For approximately five years prior to joining us, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo--Mitsubishi Limited in its New York office.

Lonnie Halpern (age 32) has been employed by us since August 2005 and was elected a Vice President in March 2007. For approximately four years prior to joining us, Mr. Halpern, a member of the bars of New York and Massachusetts, was an associate at Goodwin Procter LLP, New York, N.Y. from September 2001 to March 2004 and Hogan & Hartson LLP, New York, N.Y. from April 2004 to July 2005.

Item 2. Properties.

Our executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where we currently occupy approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building in which our executive offices are located is owned by a subsidiary of Gould Investors L.P. For the year ended September 30, 2007, we contributed $81,000 to the annual rent of $420,000 paid by Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc., and related entities. We also lease, under a direct lease with the Gould Investors L.P. subsidiary, an additional 1,800 square feet directly adjacent to the 12,000 square feet at an annual rental of $58,000.

At September 30, 2007, we did not own any single real property asset with a book value equal to or greater than 10% of our total assets. At September 30, 2007 we owned three properties, with a book value of $9.4 million (after direct write downs for impairment) acquired in foreclosure or deed in lieu of foreclosure. These three properties are (i) 28 cooperative apartments located in the Washington Heights section of Manhattan, N.Y., (ii) an 80,000 square foot shopping center located in Stuart, Florida, and (iii) a 21,000 square foot vacant industrial building located in South Plainfield, New Jersey. Since September 30, 2007, we acquired title in foreclosure to 174 condominium units in a 240 unit condominium conversion property located in a suburb of Orlando, Florida.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended September 30, 2007.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares of beneficial interest, or Beneficial Shares, are listed on the New York Stock Exchange, or the NYSE. The following table shows for the periods indicated, the high and low sales prices of the Beneficial Shares on the NYSE as reported on the Composite Tape and the per share dividend paid for the periods indicated:

			Dividend
Fiscal Year Ended September 30,	High	Low	Per Share

2007

First Quarter	$31.25	$27.06	$.58
Second Quarter	32.00	27.65	.62
Third Quarter	31.63	25.72	.62
Fourth Quarter	26.22	15.25	.62

2006

First Quarter	$24.75	$21.90	$.52
Second Quarter	27.42	23.80	.52
Third Quarter	27.65	25.00	.54
Fourth Quarter	32.35	25.33	.56

As of December 5, 2007, there were approximately 1,340 holders of record of our Beneficial Shares and approximately 7,100 shareholders.

We qualify as a REIT for Federal income tax purposes. In order to maintain that status, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. The amount and timing of future cash distributions will be at the discretion of our Board of Trustees and will depend upon our financial condition, earnings, business plan, cash flow and other factors. Provided we are not in default of the affirmative and negative covenants contained in our revolving credit facility with North Fork Bank, VNB New York Corp., Signature Bank, and Manufacturers and Traders Trust Company, the credit facility does not preclude the payment by us of the cash distributions necessary to maintain our status as a REIT for Federal income tax purposes.

Equity Compensation Plan Information

The table below provides information as of September 30, 2007 with respect to our Beneficial Shares that may be issued under the BRT Realty Trust 1996 Stock Option Plan and the BRT Realty Trust 2003 Incentive Plan:

Number of
securities
remaining
available-for
	Number of		future
	securities		issuance under
	to be issued	Weighted-	equity
	upon exercise	average	compensation
	of outstanding	exercise price	plans - excluding
	options,	of outstanding	securities
	warrants and	options, warrants	reflected in
	rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	23,750 (1)	$9.00	181,515
Equity compensation plans not approved by security holders	—	—	—
Total	23,750 (1)	$9.00	181,515

(1)
Does not include 157,985 shares of restricted stock issued to officers, directors, employees and consultants. None of these restricted shares vest until 2008, unless vesting is accelerated by our Compensation Committee and Board of Trustees under special circumstances.

Item 6. Selected Financial Information.

The following table, not covered by the report of the independent registered public accounting firm, sets forth selected historical financial data for each of the fiscal periods in the five years ended September 30, 2007. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.

	Fiscal Years Ended
	September 30,
	(In thousands, except for per share amounts)

	2007	2006	2005	2004	2003
Operating statement data
Total revenues	$42,900	$37,488	$25,491	$17,661	$13,891
Total expenses (3)	30,570	20,708	11,975	9,114	5,862
Gain on sale of available-for-sale securities	19,455	—	680	1,641	4,332
Income from continuing operations	34,702	19,279	14,441	10,347	12,797
Discontinued operations	368	792	1,773	1,655	886
Net income (1)	35,070	20,071	16,214	12,002	13,683

Income per beneficial share: (1)
Income from continuing operations	$3.30	$2.43	$1.86	$1.36	$1.71
Discontinued operations	.04	.10	.23	.22	.12
Basic earnings per share	$3.34	$2.53	$2.09	$1.58	$1.83

Income from continuing operations (1)	$3.29	$2.42	$1.85	$1.34	$1.68
Discontinued operations	.04	.10	.23	.21	.12
Diluted earnings per share	$3.33	$2.52	$2.08	$1.55	$1.80

Cash distribution per common share	$2.44	$2.14	$1.96	$1.79	$1.30

Balance sheet data:
Total assets	328,109	368,426	264,837	196,796	138,541
Earning real estate loans (2)	185,899	283,282	192,012	132,229	63,733
Non-earning real estate loans (2)	63,627	1,346	1,617	3,096	3,145
Allowance for possible losses	8,917	669	669	881	881
Investment in unconsolidated ventures at equity	14,167	9,608	8,716	7,793	6,930
Available-for-sale securities at market	34,936	53,252	48,453	41,491	36,354
Borrowed funds	20,000	141,464	110,932	53,862	4,755
Junior subordinated notes	56,702	56,702	—	—	—
Mortgage payable	2,395	2,471	2,542	2,609	2,680
Shareholders’ equity	235,175	154,435	142,655	132,063	125,932

(1)
Includes $19,455,000, $680,000, $1,641,000 and $4,332,000, or $1.85, $.09, $.21 and $.57 per share on a diluted basis for the fiscal years ended September 30, 2007, 2005 and 2004 and 2003, respectively, from gain on sale of available-for-sale-securities. There were no gains from the sale of available-for-sale securities in 2006.

(2)	Earning and non-earning loans are presented without deduction of the related allowance for possible losses and deferred fee income.

(3)	Includes provision for loan loss in the amount of $9,300,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Our primary business operations involve the origination, holding for investment and servicing of mortgage loans. Our profitability in any year is most affected by (i) the principal amount of loans originated and the payoff and pay down of outstanding mortgage loans (both factors significantly affecting the average balance of loans outstanding during such year), (ii) non-earning loans during such year, and (iii) the allowance for possible losses taken in any such year. These factors impact, to a significant extent, the interest, fee income and net income earned during any year. We cannot project the principal amount or type of loans which will be originated in any year, those loan applications submitted to us which will be approved by our loan committee or Board of Trustees, as the case may be, or the loans which become non-earning or impaired in any year. Due to the short term nature of our loan portfolio and our “no prepayment penalty” policy, we also cannot project the rate of payoffs or paydowns against our loan portfolio in any year.

Both the 2007 fiscal year and the 2006 fiscal year reflect an increase in interest and fee income compared to the preceding fiscal year. The primary reason for these increases is the increase in the average balance of loans outstanding during fiscal 2007 compared to fiscal 2006 and fiscal 2006 compared to fiscal 2005. We experienced an increase in the average balance of loans outstanding in fiscal 2007 compared to fiscal 2006 even though there was a 61% decrease in the principal amount of loans originated by us in fiscal 2007 as compared to 2006. We attribute the decrease in originations to a weakened environment in the real estate and credit markets as many of our borrowers did not have a need for our short-term lending as their activity in the real estate market slowed or was curtailed. Offsetting the decrease in loan originations in fiscal 2007 was the decrease in payoffs and paydowns of existing loans and a resulting increase in loan extensions as the weakened environment in the credit markets made it more difficult for our borrowers to refinance. The increase in the average balance of loans outstanding in fiscal 2006 compared to fiscal 2005 was essentially the result of a 19% increase in loan originations year over year caused primarily by the favorable real estate market which existed in 2006.

Beginning in the third quarter of fiscal year 2007, we realized an increase in the number of borrowers defaulting on their monetary obligations to us, primarily non-payment of interest. We attribute these defaults to reduced liquidity in the markets for mortgage products. Although this reduction in liquidity has been acute, primarily in the single family home and sub-prime mortgage lending markets, markets in which we do not participate, there was an indirect effect on us. First, as a result of the weakness in the residential condominium sales market, compounded by the problems in the sub-prime mortgage and the related collateralized debt obligation markets, potential purchasers of individual residential condominium units had difficulty in obtaining mortgage loans. As a result our borrowers engaged in the sale of residential condominium units in connection with condominium conversions were unable to close on the sale of units and in some cases unable to service their debt to us. Second, the tightening of credit standards by institutions directly impacted the ability of our borrowers to refinance and repay loans due to us. At September 30, 2007 (a) seven outstanding loans, aggregating $63,627,000 in principal amount (before allowances), of which three loans aggregating $37.8 million involved condominium conversions, were categorized as non-earning, (b) foreclosure actions were pending concerning these loans, (c) we owned $9,355,000 of real estate assets taken back in foreclosure and (d) in the current fiscal year we added $9,300,000 to our loan loss allowances. Since September 30, 2007, we have acquired an additional property in foreclosure which will be reflected as real estate held for sale with a book value of approximately $17,125,000 at December 31, 2007.

2007 vs. 2006

Interest on real estate loans increased to $33,604,000 for the year ended September 30, 2007, as compared to $29,527,000 for the year ended September 30, 2006, an increase of $4,077,000, or 14%. During the current fiscal year, we experienced an increase in the average balance of loans outstanding from $216,400,000 in the prior fiscal year to $279,000,000. This resulted in an increase in interest income of $8,359,000. A decline in the interest rate earned on our loan portfolio from 13.62% to 13.34% resulted in a decline in interest income of $623,000. Additionally during the current fiscal year we experienced an increase in non-earning loans. These non-earning loans resulted in a decline in interest income of $ 3,660,000 in fiscal 2007.

Fee income increased by $1,417,000 in the fiscal year ended September 30, 2007. Extension fee income increased by $1,074,000 as many borrowers exercised extension options. Fee amortization increased by $151,000 primarily the result of accelerated amortization from the early payoff of loans. The remaining increase of $192,000 was the result of fee income earned on loans that did not close. Comparison of fee income, period versus period, is not consistent with loan originations as fees are amortized over the original term and are accelerated upon prepayment of a loan.

Operating income from real estate properties increased by $272,000, or 22%, to $1,486,000 in the fiscal year ended September 30, 2007 from $1,214,000 in the fiscal year ended September 30, 2006. This increase is the result of additional rental income received on our Yonkers, New York property in the current fiscal year. In the prior fiscal year there was a vacancy at our Yonkers, New York property for a portion of the year due to the bankruptcy of one of the two tenants at this property. This space was re-leased in July 2006 to a new tenant.

Other income, primarily investment income, declined by $354,000, or 12%, from $3,011,000 in the fiscal year ended September 30, 2006 to $2,657,000 in the fiscal year ended September 30, 2007. This decline was primarily due to the sale of 384,800 shares of EPR in fiscal 2007, as a result of which we received less dividend income of $732,000. This decline was offset by an increase in investment income of $378,000 resulting from an increase in our invested balances and an increase in the dividend rate paid on the remaining shares of EPR that we own.

Interest expense on borrowed funds declined to $10,177,000 in the fiscal year ended September 30, 2007 from $10,718,000 in the fiscal year ended September 30, 2006. This decline of $541,000, or 5%, is due to a decline in the average balance of borrowed funds outstanding. The average balance of borrowed funds outstanding declined by $20.7 million, from $135.1 million in the prior fiscal year to $114.4 million in the current fiscal year. This resulted in a decrease in interest expense of $1,338,000. This decline was offset in part by an increase in the average rate paid (excluding fee amortization) on our borrowings from 7.41% to 7.91% causing a $362,000 increase in interest expense. In addition, the amortization of borrowing costs accounted for an increase in interest expense of $435,000.

The advisor’s fee paid to REIT Management Corp., which is calculated pursuant to the Advisory Agreement, was amended effective January 1, 2007 to provide for a reduction in the fee paid by us to the Advisor. Accordingly, the fee paid to the Advisor decreased by $374,000 or 14% for the fiscal year ended September 30, 2007. The amendment to the Advisory Agreement caused a decline of $805,000 in the advisor’s fee. The decline was offset by an increase in the fee of $431,000, resulting from an increased level of invested assets, primarily loans, the basis upon which the fee is calculated.

The aggregate provision for loan loss was $9,300,000 in the fiscal year ended September 30, 2007. Management analyzed the loan portfolio and determined that due to the current condition of the real estate and credit markets, a general decline in the value of real estate in various regions of the country, including Florida, where a portion of our collateral is located, and the financial condition of some of our borrowers, it was necessary to record a loan loss provision to reflect a decrease in the value of the collateral securing several loans. The $9,300,000 loan loss provision was taken against six loans with an aggregate principal balance of $70,823,000 of which $61,648,000 was outstanding at September 30, 2007. No provisions were taken in the fiscal year ended September 30, 2006.

General and administrative expenses increased to $6,709,000 in the fiscal year ended September 30, 2007 from $5,809,000 in the fiscal year ended September 30, 2006. This increase of $900,000, or 15%, was the result of several factors. We incurred increased legal and professional expenses of $574,000 due to increased foreclosure and loan workout activity, the renegotiation of our Advisory Agreement, and the fees of an independent compensation consultant retained by the Compensation Committee of our Board of Trustees. We also recognized increased payroll and related expenses of $257,000 due to increased staffing and salaries, and the amortization of restricted shares issued in January 2007. Advertising, promotional and travel expense also increased by $183,000 as we continued to increase our marketing efforts. The expenses allocated to us pursuant to a shared services agreement among us and related entities for legal and accounting services increased by $125,000 in the year ended September 30, 2007, primarily as the result of the increased level of foreclosure and workout activity, and services related to the public offering which took place in December 2006. The remaining increase in expense of $57,000 was due to higher operating expenses in several categories, none of which was significant. Offsetting these increases was the payment in the fiscal year ended September 30, 2006, of $296,000 in legal, professional and printing expenses related to a contemplated public offering which was cancelled due to adverse market conditions.

Other taxes increased by $687,000, or 122%, to $1,250,000 for the fiscal year ended September 30, 2007 from $563,000 in the fiscal year ended September 30, 2006. This was the result of an increase in the amount of federal excise tax recorded. The federal excise tax is based on taxable income generated during the current fiscal year but not distributed.

Operating expenses relating to real estate owned, declined by $125,000, or 16%, to $666,000 for the fiscal year ended September 30, 2007 from $791,000 in the fiscal year ended September 30, 2006. This was the result of reduced operating expenses at our Yonkers property.

Equity in earnings (loss) of unconsolidated joint ventures increased by $1,179,000, from a loss of $7,000 in the fiscal year ended September 30, 2006 to income of $1,172,000 in the fiscal year ended September 30, 2007. In the current fiscal year we recognized $1,079,000 of income related to our joint venture with CIT. This joint venture began operations in the current fiscal year and accounted for significantly all the earnings in this category. In the prior fiscal year we recorded our share of a loss from the operations of a joint venture that owned a property located in Atlanta, Georgia, which was sold in December 2005. This loss was the result of increased interest expense of $882,000, resulting from the prepayment of the first mortgage upon the sale of the property and a loss from operations at the property. Our share of these items totaled $999,000. Offsetting these declines was the receipt by us of $757,000, which was our share of an early termination fee paid by a tenant to our joint venture which owned a property located in Dover, Delaware and income from operations during the prior fiscal year. This property was sold in the first fiscal quarter of 2007.

During the fiscal year ended September 30, 2007, we realized a gain of $1,819,000 from the disposition of real estate related to unconsolidated joint ventures which represented our share of the gain from the sale in November 2006 of a corporate and retail center located in Dover, Delaware. During the fiscal year ended September 30, 2006, we realized a gain on disposition of real estate related to unconsolidated joint ventures, the result of the sale in December 2005 of a multi-family apartment property located in Atlanta, Georgia. The venture recognized a gain of approximately $5.1 million, of which we recorded $2,531,000 as our share.

Gain on sale of available-for-sale securities increased to $19,455,000 in the fiscal year ended September 30, 2007. In the 2007 fiscal year, we sold 384,800 shares of EPR and other miscellaneous securities which resulted in net proceeds of $24,597,000 and had a cost basis of $5,142,000. There were no sales of securities in fiscal 2006.

Income from discontinued operations declined by $424,000 from $792,000 in the fiscal year ended September 30, 2006 to $368,000 in the fiscal year ended September 30, 2007. The discontinued operations in the 2007 fiscal year represent the operation of two properties acquired in foreclosure in the 2007 fiscal year and the operation of a property in Charlotte, North Carolina that was disposed of in the 2007 fiscal year. A gain of $352,000 was recognized on the sale of the Charlotte, North Carolina property. Discontinued operations in the 2006 fiscal year reflect the operations of the Charlotte, North Carolina property, acquired in foreclosure in January 2005, and a $726,000 gain from the sale of two cooperative apartment units. The remaining decline of $142,000 related to several properties and included a prepayment penalty on a refinance.

2006 vs. 2005

Interest on real estate loans increased to $29,527,000 for the year ended September 30, 2006, as compared to $18,815,000 for the year ended September 30, 2005, an increase of $10,712,000, or 57%. During the 2006 fiscal year we experienced an increase in the volume of loan originations that caused the average balance of loans outstanding to increase by 49% to $216,400,000 in the 2006 fiscal year from $145,700,000 in the 2005 fiscal year. This resulted in an increase in interest income of $9,541,000. Increases in the prime rate of interest caused the interest rate earned on our portfolio to increase from 12.63% to 13.62%, resulting in a $1,539,000 increase in interest income. We also realized $51,000 of additional interest income in fiscal 2006 from the collection of interest on a loan that was previously in default. Offsetting these increases was a decline in interest income of $420,000 resulting from the collection of interest in excess of the stated rate on a loan that went into default and was paid in full in the 2005 fiscal year.

Fee income increased by $1,002,000 in the fiscal year ended September 30, 2006. This increase is consistent with the increased loan volume we experienced in the 2006 fiscal year.

Operating income from real estate properties increased by $231,000, or 23%, to $1,214,000 in the fiscal year ended September 30, 2006 from $983,000 in the fiscal year ended September 30, 2005. This increase is the result of the write off in the 2005 fiscal year of $370,000 of straight line rent related to a retail tenant that filed for bankruptcy in October 2005. This was offset by the loss of rental income of $242,000 on this space in the 2006 year. This space was re-leased in July 2006 to a new tenant. Additionally, in fiscal 2006 we recorded $85,000 of additional income from the refund of real estate taxes on a property that was sold in a prior year.

Other income, primarily investment income, increased by $52,000, or 2%, from $2,959,000 in the fiscal year ended September 30, 2005 to $3,011,000 in the fiscal year ended September 30, 2006. This increase was partially the result of a 10% increase in the annual dividend paid on the EPR shares we own and an increase in the average balance of other investments. Offsetting these increases was a decline of $365,000 from the payoff of a loan in fiscal 2005, a portion of which had been previously written off.

Interest expense on borrowed funds increased to $10,718,000 in the fiscal year ended September 30, 2006 from $4,324,000 in the fiscal year ended September 30, 2005. This increase of $6,394,000, or 148%, is due to an increase in the average balance of borrowed funds outstanding to fund our increased loan originations. The average balance of borrowed funds outstanding increased by $68.9 million, from $66.2 million in the prior fiscal year to $135.1 million in the current fiscal year. This caused an increase in interest expense of $5,495,000. An increase in the average rate paid on our borrowings from 6.44% to 7.93% caused $899,000 of the increase in interest expense. The average interest rate includes the amortization of deferred borrowing costs and a .3% annual fee, based on the value of the assets in the margin account, to maintain the margin account.

The advisor’s fee paid to REIT Management Corp., which is calculated pursuant to the Advisory Agreement and is based on invested assets, increased $820,000, or 44%, in the fiscal year ended September 30, 2006 to $2,682,000 from $1,862,000 in the fiscal year ended September 30, 2005. The increase is a result of a larger outstanding balance of invested assets, primarily loans, in the current fiscal year, directly resulting in an increase in the fee.

General and administrative expenses increased to $5,809,000 in the fiscal year ended September 30, 2006 from $4,398,000 in the fiscal year ended September 30, 2005. This increase of $1,411,000, or 32%, was the result of several factors. Payroll and payroll related expenses increased by $730,000, as a result of staff additions, increased commissions paid to loan originators as a result of the increase in loan originations and restricted stock amortization. In the fiscal year ended September 30, 2006, we incurred $296,000 in legal, professional and printing expenses related to a contemplated public offering which was cancelled due to adverse market conditions. Professional fees also increased by $111,000 primarily due to foreclosure related legal expenses. The expenses allocated to us pursuant to a shared services agreement among us and related entities for legal and accounting services increased by $73,000, in the year ended September 30, 2006, primarily as the result of professional services related to the negotiation of our new credit facility (which closed in January 2006) and to the cancelled public offering. Advertising expense increased by $117,000, as we continued to expand our marketing efforts. The remaining increase in expense of $84,000 was due to higher operating expenses in several categories, none of which was significant.

Other taxes increased by $146,000, or 35%, to $563,000 for the fiscal year ended September 30, 2006 from $417,000 in the fiscal year ended September 30, 2005. This was the result of an increase in the amount of federal excise tax recorded. The federal excise tax is based on taxable income generated during the current fiscal year but not distributed.

Equity in (loss) earnings of unconsolidated joint ventures decreased by $264,000, or 103%, from $257,000 in the fiscal year ended September 30, 2005 to a loss of $7,000 in the fiscal year ended September 30, 2006. In the fiscal year ended September 30, 2006, we experienced an increased operating loss of $557,000 from the operations of a joint venture that owned a property located in Atlanta, Georgia, which was sold in December 2005. This increased loss was due to increased interest expense of $882,000, resulting from the prepayment of the first mortgage upon the sale of the property. Additionally, the 2005 fiscal year contains an increase in income of $200,000 from another joint venture relating to the sale of cooperative apartment units. Offsetting these declines was the receipt by us of $437,000, our share of an early termination fee paid by a tenant to our joint venture which owned a property located in Dover, Delaware.

During the fiscal year ended September 30, 2006, we realized a gain on disposition of real estate related to unconsolidated joint ventures, the result of the sale in December 2005 of a multi-family apartment property located in Atlanta, Georgia. The venture recognized a gain of approximately $5.1 million, of which we recorded $2,531,000 as our share.

Gain on sale of available-for-sale securities declined $680,000, or 100%, to zero in the fiscal year ended September 30, 2006. In the prior fiscal year, we sold 23,900 shares of EPR and other miscellaneous securities which resulted in net proceeds of $1,059,000 and had a cost basis of $379,000. There were no securities sales in the current year.

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

Liquidity and Capital Resources

We are primarily engaged in originating and holding for investment senior and junior commercial mortgage loans secured by real property in the United States. From time to time, we also participate as both an equity investor in, and as a mortgage lender to, joint ventures which acquire income-producing real property. Our focus is to originate loans secured by real property, which generally have high yields and are short term or bridge loans, with an average duration ranging from six months to three years. Repayments to us of real estate loans in the amount of $243.2 million are due during the twelve months ending September 30, 2008, including $65.1 million due on demand. The availability of mortgage financing secured by real property and the market for buying and selling real estate is cyclical. In addition, the sale of condominium units by borrowers involved in converting multi-family residential properties and hotel properties to condominium ownership is dependent on market conditions for such product in the geographic area in which the property is located and mortgage availability for buyers of this product. Since approximately June 2007 there has been a tightening of credit standards by institutions and a resulting decrease in mortgage originations. Since mortgage refinancing, and sale of properties (including the sale of individual residential condominium units by borrowers engaged in condominium conversions) are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

Credit Facilities

We have a revolving credit facility with a group of banks consisting of North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. Under the revolving credit facility, North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company make available to us up to an aggregate of $185 million on a revolving basis. The credit facility matures on February 1, 2008 and may be extended for two one year periods for a fee of $462,500 for each extension. We recently extended the credit facility to February 1, 2009 by exercising our extension option and paid the fee for such extension. Under the credit facility, we are required to maintain cash or marketable securities at all times of not less than $15 million. Borrowings under the credit facility are secured by specific receivables and the facility provides that the amount borrowed will not exceed (1) 65% of first mortgages, plus (ii) 50% of second mortgages plus (iii) the fair market value of certain owned real estate pledged to the participating banks and the sum of (ii) and (iii) may not exceed $22.5 million and 15% of the borrowing base. At September 30, 2007, $81.9 million was available to be drawn based on the lending formula under our credit facility and $20 million was outstanding.

We also have the ability to borrow under our margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to 50% of the market value of the shares we pledge. At September 30, 2007, $17.4 million was available under the margin lines of credit, of which zero was outstanding. If the value of the EPR shares (our principal securities investment) were to decline, the available funds under the margin lines of credit would decline.

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

On April 27, 2006, we issued 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of our company. The Statutory Trust was formed to issue $928,000 worth of common securities (all of the Statutory Trust’s common securities) to us and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. The Statutory Trust remits dividends to common and preferred security holders on the same terms as the subordinated notes. The subordinated notes and trust preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years, without penalty, at our option. To the extent we redeem subordinated notes, the Statutory Trust is required to redeem a corresponding amount of trust preferred securities.

The trust preferred securities are treated as debt for financial statement purposes. The net proceeds to us from the sale of the subordinated notes has been used, and will continue to be used by us to provide capital to fund our loan originations. The obligations relating to the trust preferred securities are subordinate and junior in right of payment to all of our present and future non-affiliated senior indebtedness, including our revolving credit facility, and are considered as equity for the purpose of calculating the covenants under our revolving credit facility.

Cash from Operations

During the twelve months ended September 30, 2007, we generated cash of $21.2 million from operating activities, $152.1 million from collections from real estate loans, $24.6 million from the sale of available for sale securities and $77.1 million from the issuance of 2.9 million shares of beneficial interest in an underwritten public offering. These funds, in addition to cash on hand were used primarily to fund real estate loan originations of $120.3 million, to reduce bank borrowings by $121.4 million, to make equity investments totaling $12.9 million in joint ventures, and to pay cash distributions to our shareholders of $22.9 million.

We will satisfy our liquidity needs in the year ending September 30, 2008 from cash and cash investments on hand, the credit facility with North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company, availability from our margin lines of credit, interest and principal payments received on outstanding real estate loans, net cash flow generated from the operation and sale of real estate assets and any funds generated from our sale of available for sale securities.

We have no off-balance sheet arrangements.

Disclosure of Contractual Obligations

The following table sets forth as of September 30, 2007 our known contractual obligations:

	Payment due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$59,097,000	$80,000	$177,000	$2,138,000	$56,702,000

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligation	987,000	58,000	116,000	116,000	697,000

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities
Reflected on Company
Balance Sheet Under GAAP	—	—	—	—	—

Total	$60,084,000	$138,000	$293,000	$2,254,000	$57,399,000

Outlook

The real estate business is cyclical and to a large extent depends, among other factors, upon national and local business and economic conditions, government economic policies and the level and volatility of interest rates. A difficult or declining real estate market in the New York metropolitan area, in the states of Tennessee and Florida, or in other parts of the country and a recessionary economy could potentially have the following adverse effects on our business: (i) an increase in loan defaults which will result in decreased interest and fees on our outstanding real estate loans; (ii) an increase in loan loss reserves; (iii) an increase in expenses incurred in foreclosures and restructurings; (iv) a decrease in loan originations; (v) a decrease in rental income from properties owned by us or joint ventures in which we are a venture participant; and (vi) an increase in operating expenses related to real estate properties. As the result of a more difficult real estate environment (particularly in the State of Florida) and the disruptions in the credit markets in the second half of 2007, we experienced an increase in loan defaults, an increase in loan loss reserves, an increase in foreclosure actions and the expenses related to such actions, and a decrease in loan originations. We cannot project if or when these trends will stabilize or reverse.

Since approximately 99% of our loan portfolio at September 30, 2007 provides for adjustable interest rates with stated minimum interest rates, an increase or decrease in interest rates should not have a material adverse effect on our revenues and net income. Interest on our mortgage loans is payable to us monthly.

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

For tax purposes, we report on a calendar year basis. For financial reporting purposes our fiscal year is September 30th. We distributed substantially all of our taxable income for calendar 2006 by October 2007. We estimate taxable income for calendar 2007 will be approximately $39.7 million, of which approximately $20.6 million is expected to represent capital gain income. To comply with the time frames prescribed by the Code and the applicable regulations thereunder, at least 90% of our calendar 2007 ordinary taxable income is required to be declared by September 15, 2008 and, assuming we continue to pay quarterly dividends on or about the 1st business day of each calendar quarter (January, April, July and October), distributed by the first business day in October 2008.

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

In reviewing the value of the collateral underlying our loan portfolio, our real estate assets, and the real estate assets owned by joint ventures in which we are an equity participant, we seek to arrive at the fair value of the underlying collateral of such real estate on an individual basis by using one or more valuation techniques, such as comparable sales, discounted cash flow analysis or replacement cost analysis. Determination of the fair value of the underlying collateral of the real estate requires significant judgment, estimates and discretion by management. Real estate assets held for use and real estate assets owned by joint ventures are evaluated for indicators of impairment using an undiscounted cash flow analysis. If that analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover our investment, an impairment provision will be calculated based upon the excess of the carrying amount of the property over its fair value. Real estate assets which are held for sale are valued at the lower of the recorded cost or estimated fair value, less the cost to sell. We do not obtain any independent appraisals of either the real property underlying our loans or the real estate assets which are owned by us and by the joint ventures in which we are an equity participant, but we rely on our own “in-house” analysis and valuations. Any valuation allowances taken with respect to our loan portfolio or real estate assets reduces our net income, assets and shareholders’ equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. For the fiscal year ended September 30, 2007, $9.3 million of additional allowances for loan losses were recorded against our mortgage portfolio.

Revenue Recognition

We recognize interest income and rental income on an accrual basis, unless we make a judgment that impairment of a loan or of real estate owned renders doubtful collection of interest or rent in accordance with the applicable loan documents or lease. In making a judgment as to the collectibility of interest or rent, we consider, among other factors, the status of the loan or property, the borrower’s or tenant’s financial condition, payment history and anticipated events in the future. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and continued performance is demonstrated. Accordingly, management must make a significant judgment as to whether to treat a loan or real estate owned as impaired. If we make a decision to treat a “problem” loan or real estate asset as not impaired and therefore continue to recognize the interest and rent as income on an accrual basis, we could overstate income by recognizing income that will not be collected and the uncollectible amount will ultimately have to be written off. The period in which the uncollectible amount is written off could adversely affect taxable income for a specific year and our ability to pay cash distributions.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Our primary component of market risk is interest rate sensitivity. Our interest income, and to a lesser extent our interest expense, are subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available revolving bank credit lines which are indexed to LIBOR. At September 30, 2007, approximately 99% of our portfolio was comprised of variable rate loans tied primarily to the prime rate. Accordingly, changes in the prime interest rate would affect our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would cause an increase in income before taxes of $1.6 million and a one percent decline in interest rates would cause a decrease in income before taxes of approximately $400,000 based on line of credit balance, margin account balance and loan portfolio as of September 30, 2007. In addition, we originate loans with short maturities and maintain a strong capital position. As of September 30, 2007, a majority of our loan portfolio was secured by properties located in the New York metropolitan area, Tennessee and Florida, and it is therefore subject to risks associated with the economies of these localities.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of September 30, 2007, our internal control over financial reporting was effective based on those criteria.

Our independent auditors, Ernst & Young, LLP, have issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page F1 of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2008 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Trustees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance of Our Company - Code of Business Conduct and Ethics,” “Corporate Governance of Our Company - Audit Committee” and “Corporate Governance of Our Company - Nominating and Corporate Governance Committee.”

Item 11. Executive Compensation.

The information concerning our executive compensation required by Item 11 shall be included in the proxy statement to be filed relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning our beneficial owners required by Item 12 shall be included in the proxy statement to be filed relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information concerning relationships and certain transactions required by Item 13 shall be included in the proxy statement to be filed relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information concerning our principal accounting fees required by Item 14 shall be included in the proxy statement to be filed relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)

1.	All Financial Statements.

The response is submitted in a separate section of this report following Part IV.

2.	Financial Statement Schedules.

The response is submitted in a separate section of this report following Part IV.

3.	Exhibits:

3.1	Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Form 10-K of BRT Realty Trust for the year ended September 30, 2005).

3.2	By-laws of BRT Realty Trust, formerly known as Berg Enterprise Realty Group (incorporated by reference to Exhibit 3.2 to the Form 10-K of BRT Realty Trust for the year ended September 30, 2005).

3.3	Amendment to By-laws, dated December 10, 2007 (incorporated by reference to Exhibit 3.1 to the Form 8-K of BRT Realty Trust filed December 11, 2007).

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

14.1	Revised Code of Business Conduct and Ethics of BRT Realty Trust, adopted June 12, 2006 (incorporated by reference to Exhibit 14.1 to the Form 8-K of BRT Realty Trust filed June 14, 2006).

21.1	Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young, LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Act”) (filed herewith).

31.2	Certification of Senior Vice President - Finance pursuant to Section 302 of the Act (filed herewith).

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Act (filed herewith).

32.2	Certification of Senior Vice President-Finance pursuant to Section 906 of the Act (filed herewith).

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Act (filed herewith).

(b)	Exhibits.

See Item 15(a)(3) above.

(c)	Financial Statements.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST

Date: December 13, 2007	By:	/s/ Jeffrey A. Gould

Name: Jeffrey A. Gould Title: Chief Executive Officer, President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Fredric H. Gould	Chairman of the Board	December 13, 2007
Fredric H. Gould

/s/ Jeffrey A. Gould	Chief Executive Officer, President and Trustee	December 13, 2007
Jeffrey A. Gould	(Principal Executive Officer)

/s/ Kenneth Bernstein	Trustee	December 13, 2007
Kenneth Bernstein

/s/ Alan Ginsburg	Trustee	December 13, 2007
Alan Ginsburg

/s/ Louis C. Grassi	Trustee	December 13, 2007
Louis C. Grassi

/s/ Matthew J. Gould	Trustee	December 13, 2007
Matthew J. Gould

/s/ Gary Hurand	Trustee	December 13, 2007
Gary Hurand

/s/ Jeffrey Rubin	Trustee	December 13, 2007
Jeffrey Rubin

/s/ Jonathan Simon	Trustee	December 13, 2007
Jonathan Simon

/s/ George E. Zweier	Chief Financial Officer, Vice President	December 13, 2007
George E. Zweier	(Principal Financial and Accounting Officer)

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

We have audited BRT Realty Trust and Subsidiaries’ (the “Trust”) internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of Internal Control Over Financial Reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BRT Realty Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRT Realty Trust and Subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 of the Trust and our report dated December 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
December 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
BRT Realty Trust and Subsidiaries

We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the “Trust”) as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust and Subsidiaries at September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRT Realty Trust and Subsidiaries’ internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
December 12, 2007

BRT REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except per share amounts)

ASSETS

	September 30,
	2007	2006
Real estate loans
Earning interest, including $550
from related parties at September 30, 2006	$185,899	$283,282
Non-earning interest	63,627	1,346
	249,526	284,628
Deferred fee income	(1,268)	(2,616)
Allowance for possible losses	(8,917)	(669)
	239,341	281,343
Real estate properties net of accumulated
depreciation of $782 and $670	3,336	3,342
Investment in unconsolidated
ventures at equity	14,167	9,608

Cash and cash equivalents	17,103	8,393
Available-for-sale securities at market	34,936	53,252
Real estate properties held for sale	9,355	2,833
Other assets	9,871	9,655
Total Assets	$328,109	$368,426

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Borrowed funds	$20,000	$141,464
Junior subordinated notes	56,702	56,702
Mortgage payable	2,395	2,471
Accounts payable and accrued liabilities including deposits
payable of $3,250 and $5,061	6,881	8,863
Dividends payable	6,956	4,491
Total liabilities	92,934	213,991

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, issued	—	—
12,249 and 9,065 shares	36,746	27,194
Additional paid-in capital	160,162	85,498
Accumulated other comprehensive income - net
unrealized gain on available-for-sale securities	25,097	38,319
Retained earnings	23,191	13,510
Cost of 1,163 and 1,171 treasury shares
of beneficial interest	(10,021)	(10,086)
Total Shareholders’ Equity	235,175	154,435
Total Liabilities and Shareholders’ Equity	$328,109	$368,426

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar amounts in thousands except per share amounts)

	Year Ended September 30,
	2007	2006	2005
Revenues:
Interest on real estate loans, including $15, $109 and $651 from related parties	$33,604	$29,527	$18,815
Loan fee income	5,153	3,736	2,734
Operating income from real estate properties	1,486	1,214	983
Other, primarily investment income	2,657	3,011	2,959
Total Revenues	42,900	37,488	25,491

Expenses:
Interest - borrowed funds	10,177	10,718	4,324
Advisor's fees, related party	2,308	2,682	1,862
Provision for loan loss	9,300	—	—
General and administrative - including $907, $782 and $708 to related party	6,709	5,809	4,398
Other taxes	1,250	563	417
Operating expenses relating to real estate properties
including interest on mortgages payable of $154, $159 and $174	666	791	833
Amortization and depreciation	160	145	141
Total Expenses	30,570	20,708	11,975

Income before equity in earnings of unconsolidated ventures, gain on sale of available-for-sale securities, minority interest and
discontinued operations	12,330	16,780	13,516
Equity in earnings (loss) of unconsolidated ventures	1,172	(7)	257
Gain on disposition of real estate related to unconsolidated ventures	1,819	2,531	—
Income before gain on sale of available-for-sale securities, minority
interest and discontinued operations	15,321	19,304	13,773
Net gain on sale of available-for-sale securities	19,455	—	680
Minority interest	(74)	(25)	(12)
Income from continuing operations	34,702	19,279	14,441

Discontinued Operations:
Income from operations	16	66	204
Gain on sale of real estate assets	352	726	1,569
Income from discontinued operations	368	792	1,773
Net income	$35,070	$20,071	$16,214

Earnings per share of beneficial interest:
Income from continuing operations	$3.30	$2.43	$1.86
Income from discontinued operations	.04	.10	.23
Basic earnings per share	$3.34	$2.53	$2.09
Income from continuing operations	$3.29	$2.42	$1.85
Income from discontinued operations	.04	.10	.23
Diluted earnings per share	$3.33	$2.52	$2.08
Cash distributions per common share	$2.44	$2.14	$1.96
Weighted average number of common shares outstanding:
Basic	10,501,738	7,931,734	7,747,804
Diluted	10,518,297	7,959,955	7,811,483

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended September 30, 2007, 2006, and 2005
(Amounts in thousands except share and per share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Unearned Compensation	Retained Earnings	Treasury Shares	Total
Balances, September 30, 2004	$26,650	$81,769	$26,162	$(900)	$9,482	$(11,100)	$132,063

Shares issued - dividend reinvestment and stock purchase plan (63,666 shares)	191	1,247	—	—	—	—	1,438
Distributions - common share ($1.96 per share)	—	—	—	—	(15,231)	—	(15,231)
Exercise of stock options	—	3	—	—	—	534	537
Issuance of restricted stock	—	870	—	(870)	—	—	—
Forfeiture of restricted stock	—	(166)	—	166	—	—	—
Compensation expense - restricted stock	—	—	—	293	—	—	293
Net income	—	—	—	—	16,214	—	16,214
Other comprehensive income - Net unrealized gain on available-for-sale securities (net of reclassification adjustment of $589 for realized gains included in net income)	—	—	7,341	—	—	—	7,341
Comprehensive income	—	—	—	—	—	—	23,555
Balances, September 30, 2005	26,841	83,723	33,503	(1,311)	10,465	(10,566)	142,655

Reclassification upon the adoption of FASB No 123(R)	—	(1,311)	—	1,311	—	—	—
Shares issued - dividend reinvestment and stock purchase plan (117,731 shares)	353	2,524	—	—	—	—	2,877
Distributions - common share ($2.14 per share)	—	—	—	—	(17,026)	—	(17,026)
Exercise of stock options	—	5	—	—	—	448	453
Restricted stock vesting	—	(32)	—	—	—	32	—
Compensation expense - stock option and restricted stock	—	589	—	—	—	—	589
Net income	—	—	—	—	20,071	—	20,071
Other comprehensive income net unrealized gain on sale of available-for-sale securities	—	—	4,816	—	—	—	4,816
Comprehensive income	—	—	—	—	—	—	24,887
Balances, September 30, 2006	27,194	85,498	38,319	—	13,510	(10,086)	154,435

Shares issued - dividend reinvestment and stock purchase plan (251,440 shares)	754	5,648	—	—	—	—	6,402
Shares issued - underwritten public offering (2,932,500 shares)	8,798	68,296	—	—	—	—	77,094
Distributions - common share ($2.44 per share)	—	—	—	—	(25,389)	—	(25,389)
Exercise of stock options	—	(2)	—	—	—	22	20
Restricted stock vesting	—	(43)	—	—	—	43	—
Compensation expense - restricted stock	—	765	—	—	—	—	765
Net income	—	—	—	—	35,070	—	35,070
Other comprehensive loss net unrealized loss on available-for-sale securities (net of reclassification adjustment of $13,918 for realized gains included in net income)	—	—	(13,222)	—	—	—	(13,222)
Comprehensive income							21,848
Balances, September 30, 2007	$36,746	$160,162	$25,097	$—	$23,191	$(10,021)	$235,175

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended September 30,
	2007	2006	2005
Cash flows from operating activities:	$35,070	$20,071	$16,214
Net income
Adjustments to reconcile net income to net cash provided by operating activities:	9,300	—	—
Provision for loan loss
Amortization and depreciation	990	608	421
Amortization of deferred fee income	(4,993)	(3,669)	(2,665)
Amortization of restricted stock and stock options	765	589	293
Net gain on sale of real estate assets from discontinued operations	(352)	(726)	(1,569)
Payoff of loan in excess of carrying amount	—	—	(365)
Net gain on sale of available-for-sale securities	(19,455)	—	(680)
Equity in (earnings) loss of unconsolidated ventures	(1,172)	7	(257)
Gain on disposition of real estate related to unconsolidated venture	(1,819)	(2,531)	—
Distributions of earnings of unconsolidated ventures	5,952	681	546
(Increase) decrease in straight line rent	(128)	(57)	223
Decrease (increase) in interest and dividends receivable	1,191	(1,418)	(927)
(Increase) decrease in prepaid expenses	(1,584)	(19)	60
(Decrease) increase in accounts payable and accrued liabilities	(1,982)	4,058	216
Increase in deferred costs	(309)	(2,523)	(130)
Other	(278)	(146)	10
Net cash provided by operating activities	21,196	14,925	11,390

Cash flows from investing activities:
Collections from real estate loans	152,129	157,540	160,274
Proceeds from sale of participation interests	1,110	61,188	38,475
Repurchase of participation interest	(5,750)	—	—
Additions to real estate loans	(120,349)	(309,727)	(259,346)
Net costs capitalized to real estate owned	(106)	(244)	(457)
Collections of loan fees	3,646	4,924	2,817
Additions to real estate	—	—	(1,548)
Proceeds from sale of real estate owned	625	778	5,529
Purchase of available-for-sale securities	(49)	—	(1,000)
Proceeds from sale of available-for-sale securities	24,597	—	1,059
Contributions to unconsolidated ventures	(12,948)	(40)	(1,303)
Distributions of capital of unconsolidated ventures	5,557	987	94
Net cash provided by (used in) investing activities	48,462	(84,594)	(55,406)

Cash flows from financing activities:
Proceeds from borrowed funds	145,000	255,000	215,909
Repayment of borrowed funds	(266,464)	(224,468)	(158,839)
Proceeds from sale of junior subordinated notes	—	55,000	—
Mortgage amortization	(76)	(71)	(67)
Exercise of stock options	20	453	537
Cash distribution - common shares	(22,924)	(16,438)	(14,999)
Issuance of shares- dividend reinvestment and stock purchase plan	6,402	2,877	1,438
Net proceeds from secondary offering	77,094	—	—
Net cash (used in) provided by financing activities	(60,948)	72,353	43,979

Net increase (decrease) in cash and cash equivalents	8,710	2,684	(37)
Cash and cash equivalents at beginning of year	8,393	5,709	5,746
Cash and cash equivalents at end of year	$17,103	$8,393	$5,709

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)
(Continued)

	Year Ended September 30,
	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$10,135	$9,389	$3,992
Cash paid during the year for income and excise taxes	$703	$396	$329

	2007	2006	2005
Non cash investing and financing activity:
Reclassification of loan to real estate held for sale upon foreclosure	$9,469	$—	$2,446
Accrued distributions	$6,956	$4,491	$3,903
Junior subordinated notes issued to purchase statutory trust common securities	$—	$1,702	$—
Seller financing provided for sale of real estate	$2,560	$—	$—

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 1 -ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation; Basis of Preparation

The consolidated financial statements include the accounts of BRT Realty Trust and its wholly-owned subsidiaries. Many wholly-owned subsidiaries were organized to take title to various properties acquired by BRT Realty Trust. BRT Realty Trust and its subsidiaries are hereinafter referred to as the “Trust” or the “Company.”

The Trust is also a managing member in one joint venture where it exercises substantial operating control and accordingly, the accounts of this venture are consolidated with the Trust.

 Income Tax Status

The Trust qualifies as a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986 as amended.

The Trustees may, at their option, elect to operate the Trust as a business trust not qualifying as a real estate investment trust.

Income Recognition

Income and expenses are recorded on the accrual basis of accounting for financial reporting purposes. The Trust does not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors the Trust considers in making an evaluation of the amount of interest that is collectable, are the financial condition of the borrower, the status of the underlying collateral and anticipated future events. The Trust accrues interest on performing impaired loans and records cash receipts as a reduction of the recorded investment leaving the valuation allowance constant throughout the life of the loan. For impaired non-accrual loans, interest is recognized on a cash basis.

Loan commitment and extension fee income on loans held in our portfolio is deferred and recorded as loan fee income over the life of the commitment and loan. Commitment fees are generally non-refundable. When a commitment expires or the Trust no longer has any other obligation to perform, the remaining fee is recognized into income.

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight line basis over the initial term of the lease.

The basis on which the cost was determined in computing the realized gain or loss on available-for-sale securities is average historical cost.

Allowance for Possible Losses

A loan evaluated for impairment is deemed to be impaired when based on current information and events, it is probable that the Trust will not be able to collect all amounts due according to the contractual terms of the loan agreement. When making this evaluation numerous factors are considered, including, market evaluations of the underlying collateral, estimated operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an estimated capitalization rate to the projected stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuations, the value of the underlying collateral securing the loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense.

Real Estate Properties and Real Estate Properties Held For Sale

Real estate properties, shown net of accumulated depreciation, is comprised of real property in which the Trust has invested directly and properties acquired by foreclosure or by deed in lieu of foreclosure.

When real estate is acquired by foreclosure or by a deed in lieu of foreclosure, it is recorded at the lower of the recorded investment of the loan or estimated fair value at the time of foreclosure. The recorded investment is the face amount of the loan that has been increased or decreased by any accrued interest, acquisition costs and may also reflect a previous valuation adjustment of the loan. Real estate assets, including assets acquired through foreclosure or by deed in lieu of foreclosure, are operated for the production of income and are depreciated over their estimated useful lives. Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans and costs incurred to extend the life or improve the assets subsequent to foreclosure are capitalized. Real estate assets operated for the production of income are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of long-lived assets.”

Real estate is classified as held for sale when management has determined that it has met the criteria established within SFAS No. 144. Properties which are held for sale are not depreciated.

The Trust accounts for the sale of real estate when title passes to the buyer, sufficient equity payments have been received and when there is reasonable assurance that the remaining receivable, if any, will be collected.

Investments in Unconsolidated Ventures at Equity

With respect to its joint ventures, where the Trust (1) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-5, Determining Whether a Partner of the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights and (2) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” it has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.

Investments in ventures in which the Trust does not have the ability to exercise operational or financial control, are accounted for using the equity method. Accordingly, the Trust reports its pro rata share of net profits and losses from its investments in unconsolidated ventures in the accompanying consolidated financial statements.

Valuation Allowance on Real Estate Assets

The Trust reviews each real estate asset owned, including investments in real estate ventures, for which indicators of impairment are present to determine whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amount. Measurement is based upon the fair value of the asset. Real estate assets held for sale are valued at the lower of cost or fair value, less costs to sell, on an individual asset basis. Upon evaluating a property, many factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an addition to the valuation allowance.

Loan Participations

SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” allows the recognition of transfers of financial assets as sales, provided control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required), (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets. In accordance with this standard, the Trust only recognizes its retained interests of loan participations in the financial statements.

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

Available-for-sale securities: Investments in securities are considered “available-for-sale,” and are reported on the balance sheet based upon quoted market prices.

Real estate loans: The earning mortgage loans of the Trust have either variable interest rate provisions, which are based upon a margin over the prime rate, or are currently fixed at effective interest rates which approximate market rates for similar types of loans. Accordingly, the carrying amounts of the earning, non-impaired mortgage loans approximate their fair values. For loans which are impaired, the Trust has valued such loans based upon the estimated fair value of the underlying collateral.

Borrowed funds, junior subordinated notes and mortgage payable: There is no material difference between the carrying amounts and fair value because interest rates approximate current market rates for similar types of debt instruments.

Equity Based Compensation

In fiscal 2006, the Trust adopted SFAS No. 123R “Share-Based Payment” applying the modified prospective method of accounting in stock options. FAS 123R, among other things, eliminated the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). Prior to the adoption of FAS 123R, the Trust accounted for its stock based award in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The Trust estimates fair value of its stock options using the Black-Scholes option valuation model.

Pursuant to FAS 123R the Trust’s compensation expense for restricted stock awards is amortized over the vesting period of such awards, based upon the estimated fair value of such restricted stock at the grant date.

Per Share Data

Basic earnings per share was determined by dividing net income applicable to common shareholders for each year by the weighted average number of shares of beneficial interest outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that then shared in the earnings of the Trust. Diluted earnings per share was determined by dividing net income applicable to common shareholders for each year by the total of the weighted average number of shares of beneficial interest outstanding plus the dilutive effect of the Trust’s unvested restricted stock and outstanding options using the treasury stock method.

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

Segment Reporting

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographical areas, and major customers. As the Trust operates predominantly in one industry segment, management has determined it has one reportable segment and believes it is in compliance with the standards established by SFAS No. 131.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Trust has early adopted FIN 48 and its adoption did not have an effect on earnings or the financial position of the Trust.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No.157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Trust is evaluating this statement and believes that the adoption of this standard on October 1, 2008 will not have a material effect on the Trust’s consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159.) FAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for the Company commencing October 1, 2008 on a prospective basis, as the Company did not elect to early adopt FAS 159. A decision to elect the fair value option for an eligible financial instrument, which can be made on an instrument by instrument basis, is irrevocable. The Company is currently evaluating the impact that the adoption of FAS 159 will have on its consolidated financial statements.

Reclassification

Certain amounts reported in previous financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation.

NOTE 2 - REAL ESTATE LOANS

At September 30, 2007, information as to real estate loans is summarized as follows (dollar amounts in thousands):

	Total	Earning Interest	Not Earning Interest
First mortgage loans:
Short-term (five years or less):
Condominium units (existing multi family and commercial units)	$65,716	$27,869	$37,847
Multi-family residential	86,731	73,168	13,563
Hotel Condominium units	4,550	4,550	—
Land	43,766	37,602	6,164
Shopping centers/retail	27,879	26,741	1,138
Office	3,500	3,500	—
Residential	3,396	3,396	—

Second mortgage loans and mezzanine loans:
Retail	7,915	3,000	4,915
Multi-family residential	6,073	6,073	—
	249,526	185,899	63,627
Deferred fee income	(1,268)	(1,146)	(122)
Allowance for possible losses	(8,917)	(3,000)	(5,917)
Real estate loans, net	$239,341	$181,753	$57,588

A summary of loans at September 30, 2006 is as follows (dollar amounts in thousands):

	Total	Earning Interest	Not Earning Interest
First mortgage loans:
Short-term (five years or less):
Condominium units (existing multi family and commercial units)	$105,257	$105,257	$—
Multi-family residential	57,623	57,623	—
Hotel Condominium units	5,738	5,738	—
Land	35,074	35,074	—
Shopping centers/retail	25,689	25,689	—
Office	20,803	20,803	—
Industrial buildings	6,221	4,875	1,346
Residential	5,598	5,598	—

Second mortgage loans and mezzanine loans:
Retail	19,225	19,225	—
Multi-family residential	2,850	2,850	—
Office	550	550	—
	284,628	283,282	1,346
Allowance for possible losses	(669)	(644)	(25)
Deferred fee income	(2,616)	(2,596)	(20)
Real estate loans, net	$281,343	$280,042	$1,301

At September 30, 2007 seven non-performing loans were outstanding to seven separate unaffiliated borrowers, having an aggregate principal balance of $63,627,000, which is before loan loss allowances, and represented 25.5% of total gross loans and 19.3% of total assets.

Included within non-performing loans are five loans which were reclassified to non-performing at September 30, 2007 with an aggregate principal balance of $52,548,000, three of which are represented by existing multi-family condominium developments in Florida and aggregated $37,847,000. The two remaining loans that were transferred to non-performing at September 30, 2007 with principal balances of $13,563,000 and $1,138,000 are secured by a multi-family apartment complex in Fort Wayne, Indiana and a retail building in New York City respectively. One of the loans noted above is secured by an existing multi family condominium development in Florida, with an aggregate principal balance of $19,422,000, was acquired by foreclosure subsequent to September 30, 2007.

Four of the non-performing loans are deemed impaired as it is probable that the Trust will not be able to collect all amounts due according to their contractual terms and allowances of $5,917,000 have been established for them.

Of the real estate loans that were earning interest at September 30, 2007 and 2006, $16,000,000 and $24,770,000, respectively, were deemed impaired and are subject to loan loss allowances of $3,000,000 and $644,000, respectively. During the years ended September 30, 2007, 2006 and 2005, respectively, an average of $33,416,000, $3,122,000 and $3,770,000 of real estate loans were deemed impaired, on which $3,038,000, $137,000 and $460,000 of interest income was recognized.

Loans originated by the Trust generally provide for interest rates, which are indexed to the prime rate. The weighted average contractual interest rate on all loans was 12.74% and 13.06% at September 30, 2007 and 2006, respectively.

Included in real estate loans at September 30, 2006 was one second mortgage to a related party, a venture in which the Trust (through a wholly owned subsidiary) holds a 50% interest. The balance of the mortgage loan was $550,000 which was repaid in full in December 2006. Interest received on loans to related parties totaled $15,000 and $109,000 for the years ended September 30, 2007 and 2006, respectively.

At September 30, 2007, five separate unaffiliated borrowers each had loans outstanding in excess of 6% of the total loan portfolio. Information regarding these loans is set forth in the table below:

Gross Loan Balance	# Of Loans	% Of Gross Loans	% Of Assets	Type/(Number)	State/(Number)
$63,999,000	6	25.65%	19.51%	Multi-family (5) residential (1)	TN (5) NY (1)
28,879,000	14	11.57	8.80	Existing office with retail/assemblage	NJ (14)
26,075,000	1	10.45	7.95	Existing office/condo conversion	NY (1)
19,422,000	1	7.78	5.92	Existing multi-family/condo conversion	FL (1)
16,000,000	1	6.41	4.88	Land	FL (1)

No other borrower or single loan accounted for more than 6% of the Trust’s loan portfolio or 5% of the Trust’s assets.

Annual maturities of real estate loans receivable before allowances for possible losses during the next five years and thereafter are summarized as follows (dollar amounts in thousands):

Year Ending September 30,	Amount
2008	$243,200
2009	6,298
2010	—
2011	28
2012 and thereafter	—
Total	$249,526

The Trust’s portfolio consists primarily of senior and junior mortgage loans, secured by residential and commercial property, 43% of which are located in the New York metropolitan area which includes New Jersey, 25% in the state of Tennessee, 24% in the state of Florida, and 8% in seven other states.

If a loan is not repaid at maturity, in addition to foreclosing on the property, the Trust may either extend the loan or consider the loan past due. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. There were $269,609,000 of real estate loans receivable which matured in fiscal 2007, of which, $190,314,000 were extended.

At September 30, 2007, the three largest real estate loans had principal balances outstanding of approximately $26,075,000, $24,836,000 and $19,422,000 respectively. Of the total interest and fees earned on real estate loans during the year ended September 30, 2007, 9%, 2% and 7% related to these loans, respectively.

During the year ended September 30, 2007, the Trust sold participation interests totaling $1,110,000 of which $475,000 was to BRT Funding LLC, a related party. All of these participations were sold at par, and accordingly no gain or loss was recognized on the sales.

Included within the real estate loans at September 30, 2007 are two loan participations that were purchased from BRT Funding LLC, at par. These loan participations totaled $10,009,000 and were purchased pursuant to the joint venture agreement with CIT Group Inc.

NOTE 3 - REAL ESTATE PROPERTIES

A summary of real estate properties for the year ended September 30, 2007 is as follows (dollar amounts in thousands):

	September 30, 2006 Amount	Costs Capitalized	Amortization	September 30, 2007 Amount
Residential units-shares of cooperative corporations	$—	$65	$—	$65
Shopping centers/retail	4,012	41	—	4,053
	4,012	106	—	4,118

Accumulated Leasehold Amortization	(670)	—	(112)	(782)
Total real estate properties	$3,342	$106	$(112)	$3,336

The Trust holds, with a minority partner, a leasehold interest in a portion of a retail shopping center located in Yonkers, New York. The leasehold interest is for approximately 28,500 square feet and, including all option periods, expires in 2045. This leasehold interest requires future minimum rent payments totaling $987,000 over the lease term and requires annual payments of $58,000. The minority equity interest, which equals 10%, amounted to $222,000 at September 30, 2007 and $146,000 at September 30, 2006, is included as a component of accounts payable and accrued liabilities on the consolidated balance sheet.

Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust has title at September 30, 2007 are as follows (dollar amounts in thousands):

Year Ending September 30,	Amount
2008	$1,544
2009	1,360
2010	1,283
2011	1,314
2012	1,305
Thereafter	6,502
Total	$13,308

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AT EQUITY

BRT Funding LLC

On November 2, 2006, BRT Joint Venture I LLC, a wholly owned subsidiary of the Trust which is referred to as the BRT member, entered into a joint venture agreement with CIT Capital USA, Inc., which is referred to herein as the CIT member and which is a wholly owned subsidiary of CIT Group, Inc. to form BRT Funding LLC, a limited liability company established under the laws of the State of Delaware, which is referred to as “the Joint Venture.” The Joint Venture engages in the business of investing in short-term commercial real estate loans for terms of six months to three years, commonly referred to as bridge loans. The BRT member is the managing member of the Joint Venture. The initial capitalization of the Joint Venture will be up to $100 million of which 25% is being funded by the BRT member and 75% is being funded by the CIT member.

The BRT member is responsible for the payment of a fee to a merchant bank for arranging the transaction and securing capital from the CIT member. One of the managing directors of the merchant bank is an independent director of One Liberty Properties, Inc. which is an affiliate of BRT. The merchant banking firm is otherwise unrelated to BRT. The fee, which will total $3 million provided that the CIT member contributes its entire $75 million in capital, is being amortized over five years. The CIT member has contributed $35,299,000 in capital as of September 20, 2007 and a fee of $1,412,000 has been paid or accrued. Amortization of the fee totaled $200,000 for the period from November 2, 2006 to September 30, 2007 and is shown as a reduction in equity in earnings of unconsolidated joint ventures. The Trust’s equity investment in this unconsolidated joint venture totaled $12,054,000 at September 30, 2007.

Condensed financial information regarding the Joint Venture is shown below (dollar amounts in thousands):

Condensed Balance Sheet	September 30, 2007

Cash	$484
Real estate loans, net of deferred fees	48,230
Accrued interest receivable	680
Other assets	149
Total assets	$49,543
Other liabilities	410
Equity	49,133
Total liabilities and equity	$49,543

For the Period from November 2, 2006 to September 30, 2007
Condensed Statement of Operations
Interest and fees on real estate loans	$4,121
Operating expenses	1
Net income attributable to members	$4,120
Company share of net income	$1,279
Amount recorded in income statement (1)	$1,079

(1)
The amount recorded in the income statement is net of $200,000 amortization of the fee that the Trust paid to a merchant bank for arranging the transaction and securing the capital from the CIT member. The amount being paid to the merchant bank is being amortized over five years.

Real Estate Ventures

The Trust is also a partner in unconsolidated joint ventures which own and operate six properties. These real estate ventures generated $93,000 and ($7,000) in equity earnings (loss) for the year ended September 30, 2007 and 2006, respectively. The Trust’s equity investment in these unconsolidated joint ventures totaled $2,113,000 and $9,608,000 at September 30, 2007 and 2006 respectively.

In December 2006, one of the joint ventures sold a corporate office center, with a retail component, located in Dover, Delaware for $17,400,000. The Trust recognized a gain on the sale of the property of $1,819,000. The Trust also received a cash distribution of $9,000,000 from the venture.

NOTE 5 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

During the fiscal year ended September 30, 2007, the Trust recorded an additional provision for possible loan losses of $9,300,000. There was no provision for loan losses recorded in the years ended September 30, 2006 and 2005.

For the years ended September 30, 2007, 2006 and 2005 the Trust did not record any valuation adjustments on owned real estate.

An analysis of the allowance for possible losses is as follows (dollar amounts in thousands):

	Year Ended September 30,
	2007	2006	2005
Balance at beginning of year	$669	$669	$881
Provision for loan loss	9,300	—	—
Charge-offs	(1,052)	—	(212)
Balance at end of year	$8,917	$669	$669

The allowance for possible losses applies to five loans aggregating $61,648,000, at September 30, 2007, two loans aggregating $26,116,000 at September 30, 2006 and two loans aggregating $3,065,000 at September 30, 2005.

NOTE 6 - AVAILABLE-FOR-SALE SECURITIES

The cost of available-for-sale securities at September 30, 2007 was $9,839,000. The fair value of these securities was $34,936,000 at September 30, 2007. Gross unrealized gains at September 30, 2007 were $25,100,000 and are reflected as accumulated other comprehensive income on the accompanying consolidated balance sheets. Gross unrealized losses totaled $3,000 at September 30, 2007.

Included in available-for-sale securities are 624,800 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $8,207,000 and a fair value at September 30, 2007 of $31,740,000. The fair value of the Trust's investment in Entertainment Properties Trust at November 30, 2007 was $33,296,000. During the year ended September 30, 2007 the Trust sold 384,800 shares of Entertainment Properties Trust and other miscellaneous securities with a cost basis of $5,142,000 for $24,597,000, which resulted in a gain of $19,455,000.

NOTE 7 -REAL ESTATE PROPERTIES HELD FOR SALE

At September 30, 2007, real estate properties held-for-sale consists of two properties that were acquired by foreclosure or deed in lieu of foreclosure during the current fiscal year. The first is an 80,000 square foot retail center and 1.8 acre adjacent land parcel located in Stuart, Florida and the second is a 22,000 square foot industrial building located in South Plainfield, New Jersey. At September 30, 2006 real estate properties held for sale consisted of a multi family property in Charlotte, North Carolina that was sold during the current fiscal year for a gain of $352,000. In connection with the sale, BRT provided a purchase money mortgage in the amount of $2,560,000. This loan was repaid in May 2007.

NOTE 8 -DEBT OBLIGATIONS

Debt obligations consist of the following (dollar amounts in thousands):

	September 30,
	2007	2006
Notes payable - credit facility	$20,000	$122,000
Margin accounts	—	19,464
Borrowed funds	20,000	141,464

Junior subordinated notes	56,702	56,702

Mortgage payable	2,395	2,471

Total debt obligations	$79,097	$200,637

The Trust has a $185 million credit facility with North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. The facility bears interest at Libor + 225 basis points. The credit facility was increased from $155 million to $185 million effective October 31, 2006. The credit facility matures on February 1, 2008 and may be extended for two one-year period for a fee of $462,500 for each extension. Subsequent to September 30, 2007 the Trust extended the facility for one year and paid the required fee. Under the credit facility, the Trust is required to maintain cash or marketable securities at all times of not less than $15 million. Borrowings under the credit facility are secured by specific receivables and the facility provides that the amount borrowed will not exceed (a) 65% of first mortgages, plus (b) 50% of second mortgages and certain owned real estate pledged to the participating banks (collectively referred to as the “Borrowing Base”.) The portion represented by second mortgage loans and certain real owned real estate pledged may not exceed 15% of the borrowing base. Borrowings under the facility bear interest at 30 day LIBOR plus 225 basis points. At September 30, 2007, $82 million was available to be drawn based on the lending formula under the credit facility and at November 30, $88 million was available to be drawn and $12,000,000 was outstanding. The following is summary information relating to the credit facility.

	For the Year Ended September 30,
	2007	2006
Average balance	$54,041,000	$88,527,000
Outstanding balance at year end	$20,000,000	$122,000,000
Weighted average interest rate during the year	7.58%	7.28%
Weighted average interest rate at year end	7.37%	7.58%

The interest rates do not reflect deferred fee amortization of $654,000 and $357,000 for the years ended September 30, 2007 and 2006 respectively which is a component of interest expense. These fees are being amortized over the life of the credit facility. At September 30, 2007, there was $226,000 of unamortized deferred fees which is included in other assets.

In addition to the credit facility, the Trust has the ability to borrow funds through its two margin accounts. In order to maintain one of the accounts an annual fee equal to .3% of the market value of the pledged securities, which is included in interest expense, is paid. Marketable securities with a fair market value at September 30, 2007 of $34,936,000 were pledged as collateral. The following is summary information relating to the margin accounts:

	For the Year Ended September 30,
	2007	2006
Average balance	$3,691,000	$19,933,000
Outstanding balance at year end	$—	$19,464,000
Weighted average interest rate during the year	7.51%	6.88%
Weighted average interest rate at year end	—	7.50%

The interest rates do not include a fee of .3% which totaled $144,000 and $98,000 for the year ended September 30, 2007 and 2006 respectively of the account value which is a component of interest expense.

BRT issued $30,928,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of BRT. The Statutory Trust was formed to issue $928,000 worth of common securities (all of the Statutory Trust's common securities) to BRT and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. The Statutory Trust remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years (April 2011), without penalty, at BRT's option. To the extent BRT redeems notes, the Statutory Trust is required to redeem a corresponding amount of preferred securities. Issuance costs of $944,500 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10-year holding period of the notes. At September 30, 2007 unamortized issuance costs totaled $809,000.

BRT issued $25,774,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of BRT. The Statutory Trust was formed to issue $774,000 worth of common securities (all of the Statutory Trust's common securities) to BRT and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. The Statutory Trust remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in May 2036 and may be redeemed in whole or in part anytime after five years (May 2011), without penalty, at BRT's option. To the extent BRT redeems notes, the Statutory Trust is required to redeem a corresponding amount of preferred securities. Issuance costs of $822,000 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10 year holding period of the notes. At September 30, 2007 unamortized issuance costs totaled $696,000.

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

The mortgage payable was placed on a shopping center in which the Trust, through a subsidiary, is a joint venture partner and holds a majority interest in a leasehold position. The mortgage with an original principal balance of $2,850,000 bears interest at a fixed rate of 6.25% for the first five years and has a maturity of October 1, 2011. There is an option to extend the mortgage to October 1, 2016. At September 30, 2007, the outstanding balance was $2,395,000.

Scheduled principal repayments on the mortgage during the initial and extended maturity are as follows (dollar amounts in thousands):

Years Ending September 30,	Amount
2008	$80
2009	86
2010	91
2011	97
2012 and thereafter	2,041
$2,395

NOTE 9 - INCOME TAXES

The Trust has elected to be taxed as a real estate investment trust ("REIT”), as defined under the Internal Revenue Code of 1985, as amended. As a REIT, the Trust will generally not be subject to Federal income taxes at the corporate level if it distributes at least 90% of its REIT taxable income, as defined, to its shareholders. There are a number of organizational and operational requirements the Trust must meet to remain a REIT. If the Trust fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Trust is subject to certain state and local income taxes and to Federal income and excise taxes on its undistributed taxable income. For income tax purposes the Trust reports on a calendar year.

During the years ended September 30, 2007 and 2006, the Trust recorded $1,250,000 and $563,000, respectively, of corporate tax expense which included (i) $1,253,000 and $574,000, respectively, for the payment of Federal excise tax which is based on taxable income generated but not yet distributed; and (ii) ($3,000) and ($11,000), respectively, for state and local taxes relating to the 2007 and 2006 tax years.

Earnings and profits, which determine the taxability of dividends to shareholders, differs from net income reported for financial statement purposes due to various items among which are timing differences related to loan loss provision, depreciation methods and carrying values.

Taxable income is expected to be approximately $8,200,000 higher than financial statement income during calendar 2007, primarily due to approximately $6,000,000 of the loan loss provision which is not deductible for tax purposes until a direct write down is recorded.

NOTE 10 -SHAREHOLDERS' EQUITY

Distributions

During the year ended September 30, 2007, BRT declared cash distributions in the amount of $2.44 per share. It is estimated that 15% of the distribution or $.37 will be capital gain distributions and the remaining $2.07 will be ordinary income.

Underwritten Public Offering

On December 11, 2006, the Trust sold 2,800,000 shares of beneficial interest, par value $3.00 per share pursuant to an underwritten public offering and on December 13, 2006, the underwriters exercised their over allotment option to the extent of 132,500 shares. The net proceeds to the Trust, after deducting the underwriting discount and offering expenses incurred by the Trust, were $77.1 million which were used to pay down the revolving credit facility by $58 million and to pay off in full our outstanding balance of $19 million on the margin line.

Stock Options

On December 6, 1996, the Board of Trustees adopted the BRT 1996 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan), whereby a maximum of 450,000 shares of beneficial interest are reserved for issuance to the Trust’s officers, employees, trustees and consultants or advisors to the Trust. Incentive stock options are granted at per share amounts at least equal to the fair value at the date of grant, whereas for nonstatutory stock options, the exercise price may be any amount determined by the Board, but not less than the par value of a share. In December 2001, the 1996 stock option plan was amended to allow for an additional 250,000 shares to be issued.

In December 2000, the Board of Trustees granted under the 1996 Stock Option Plan, options to purchase 165,500 shares of beneficial interest at $7.75 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years and expire ten years after grant date. During the current year, 2,500 of the options were exercised. At September 30, 2007, options to purchase 12,750 shares are remaining, all of which are exercisable.

In December 2001 the Board of Trustees granted, under the 1996 Stock Option Plan, options to purchase 89,000 shares of beneficial interest at $10.45 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year and expiring ten years after grant date. During the current year noneof the options were exercised. At September 30, 2007, options to purchase 11,000 shares are remaining, all of which are exercisable.

The Trust recorded $17,000 of compensation expense during the year ended September 30, 2006 using the fair value method related to options which all vested in the prior year. No further compensation expense has been recorded as all stock options were fully vested as of December 31, 2005.

Changes in the number of shares under all option arrangements are summarized as follows:

	Year Ended September 30,
	2007	2006	2005
Outstanding at beginning of period	26,250	83,186	149,124
Cancelled	—	(5,000)	(4,000)
Exercised	(2,500)	(51,936)	(61,938)
Outstanding at end of period	23,750	26,250	83,186

Exercisable at end of period	23,750	26,250	23,561

Option prices per share outstanding	$7.75-$10.45	$7.75-$10.45	$5.9375-$10.45

As of September 30, 2007 and 2006, the outstanding options had a weighted average remaining contractual life of approximately 3.6 and 4.6 years and a weighted average exercise price of $9.00 and $8.88 respectively.

Restricted Shares

On December 16, 2002, the Board of Trustees adopted and on March 24, 2003 the shareholders of The Trust approved the 2003 BRT Incentive Plan, whereby a maximum of 350,000 shares of beneficial interest may be issued in the form of options or restricted shares to the Trust’s officers, employees, trustees and consultants.

During the years ended September 30, 2007, 2006 and 2005, the Trust issued 45,175, 42,450 and 36,950 restricted shares under the Plan, respectively. The shares vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. For the years ended September 30, 2007, 2006 and 2005, the Trust recognized $765,000, $572,000 and $293,000 of compensation expense respectively. At September 30, 2007, $2,204,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. As of September 30, 2007 and 2006 the outstanding restricted shares had a weighted average grant date fair value of $23.99 and $22.36 per share respectively and the weighted average vesting period is 2.72 and 3.14 years, respectively.

Changes in number of shares under the 2003 BRT Incentive Plan is shown below:

	Years Ended September 30,
	2007	2006	2005
Outstanding at beginning of the year	125,010	86,310	57,080
Issued	45,175	42,450	36,950
Cancelled	(7,200)	—	(7,720)
Vested	(5,000)	(3,750)	—
Outstanding at the end of the year	157,985	125,010	86,310

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (dollar amounts in thousands):

	2007	2006	2005
Numerator for basic and diluted earnings per share:
Net income	$35,070	$20,071	$16,214

Denominator:

Denominator for basic earnings per share - weighted average shares	10,501,738	7,931,734	7,747,804
Effect of dilutive securities:
Employee stock options	16,559	28,221	63,679

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	10,518,297	7,959,955	7,811,483

Basic earnings per share	$3.34	$2.53	$2.09

Diluted earnings per share	$3.33	$2.52	$2.08

Treasury Shares

During the year ended September 30, 2007 and 2006, no shares were purchased by the Trust.

During the year ended September 30, 2007, 47,675 treasury shares were issued in connection with the exercise of stock options and restricted stock issuance under the Trust’s plans. In the year ended September 30, 2006, the Trust issued 94,386 Treasury shares in connection with the exercise of stock options under the Trust’s existing stock option plan. As of September 30, 2007, the Trust owns 1,163,216 treasury shares of beneficial interest at an aggregate cost of $10,021,000.

NOTE 11 - ADVISOR'S COMPENSATION AND RELATED PARTY TRANSACTIONS

Certain of the Trust's officers and trustees are also officers, directors of REIT Management Corp. ("REIT"), to which the Trust pays advisory fees for administrative services and investment advice. Fredric H. Gould, Chairman of the Board, is the sole shareholder of REIT Management Corp. The agreement, which expires on December 31, 2010, provides that directors and officers of REIT may serve as trustees, officers and employees of the Trust, but shall not be compensated for services rendered in such latter capacities. Advisory fees are currently charged to operations at a rate of .6% on invested assets. Prior to January 1, 2007 advisory fees were charged to operations at a rate of 1% on real estate loans and ½ of 1% on other invested assets. Advisory fees amounted to $2,308,000, $2,682,000 and $1,862,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

The Trust’s borrowers pay fees directly to REIT based on their loans, which generally are one-time fees payable upon funding of the loan commitment, in the amount of ½ of 1% of the total commitment. Prior to January 1, 2007, this fee was 1%. These fees, which are permitted under the advisory agreement, on loans arranged on behalf of the Trust amounted to $775,000, $3,200,000 and $2,697,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

Management of certain properties for the Trust is provided by Majestic Property Management Corp., a corporation in which the chairman of the trust is the sole shareholder, under renewable year-to-year agreements. Certain of the Trust’s officers and Trustees are also officers and directors of Majestic Property Management Corp. Majestic Property Management Corp. provides real property management, real estate brokerage and construction supervision services to the Trust and its joint venture properties. For the years ended September 30, 2007, 2006 and 2005 fees for these services aggregated $209,000, $322,000 and $387,000, respectively.

The Chairman of the Trust is also Chairman of the Board and Chief Executive Officer of One Liberty Properties, Inc., a related party, and is an executive officer and sole shareholder of Georgetown Partners Inc., the managing general partner of Gould Investors L.P. and the sole member of Gould General LLC, a general partner of Gould Investors L.P., a related party. Certain of the Trust’s officers and Trustees are also officers and directors of Georgetown Partners Inc.

The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among us and the affiliated entities, which we refer to as the Shared Services Agreement. During the years ended September 30, 2007, 2006 and 2005, allocated general and administrative expenses reimbursed by the Trust to Gould Investors L.P. pursuant to the Shared Services Agreement, aggregated $907,000, $782,000 and $708,000, respectively. At September 30, 2007, $154,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

NOTE 12 -COMMITMENT

The Trust maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $240,000, $237,000 and $202,000 during the years ended September 30, 2007, 2006 and 2005, respectively. At September 30, 2007, $182,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

NOTE 13 -SUBSEQUENT EVENTS

On October 23, 2007 The Trust acquired by foreclosure 174 unsold units in a condominium complex in Apopka, Florida. At September 30, 2007 the loan had an outstanding principal balance of $19,422,000 and a valuation allowance of $2,297,000. At December 31, 2007 The Trust will reclassify this asset to real estate properties at a anticipated carrying value of approximately $17,125,000.

NOTE 14 -QUARTERLY FINANCIAL DATA (Unaudited)

	1st Quarter Oct.-Dec	2nd Quarter Jan.-March	3rd Quarter April-June	4th Quarter July-Sept.	Total For Year
	2007
Revenues	12,745	10,994	10,544	8,617	42,900
Income before equity in earnings of unconsolidated real estate ventures, gain on sale of available-for-sale securities, minority interest and discontinued operations	6,044	5,484	4,830	(4,028)	12,330
Discontinued operations	358	—	—	10	368
Net income	8,289	20,864	9,406	(3,489)	35,070

Income per beneficial share
Continuing operations	.91	1.88	.85	(.31)	3.30
Discontinued operations	.04	—	—	—	.04
Basic earnings per share	.95	1.88	.85	(.31)	3.34 (a	)

	1st Quarter Oct.-Dec	2nd Quarter Jan.-March	3rd Quarter April-June	4th Quarter July-Sept.	Total For Year
	2006
Revenues	$7,400	$8,121	$10,106	$11,861	$37,488
Income before equity in earnings of unconsolidated real estate ventures, gain on sale of available-for-sale securities, minority interest and discontinued operations	3,131	3,653	4,336	5,660	16,780
Discontinued operations	(62)	345	48	461	792
Net income	4,715	4,119	4,950	6,287	20,071

Income per beneficial share
Continuing operations	.61	.48	.61	.73	2.43
Discontinued operations	(.01)	.04	.01	.06	.10
Basic earnings per share	$.60	$.52	$.62	$.79	$2.53 (a	)

(a)	Calculated on weighted average shares outstanding for the fiscal year.
May not foot due to rounding.

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE PROPERTIES,  REAL ESTATE PROPERTIES HELD FOR SALE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 2007
(Dollar amounts in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount At Which Carried at September 30, 2007
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Amortization	Date of Construction	Date Acquired	Depreciation Life For Latest Income Statement
Commercial
Yonkers, New York	$2,395	—	$4,000	$53	—	—	$4,053	$4,053	$782	—	Aug-00	39 years
South Plainfield, New Jersey	—	275	1,098	—	—	$275	1,098	1,373	—	—	Aug-07	N/A
Stuart, Florida	—	2,984	4,998	—	—	2,984	4,998	7,982	—	—	July-07	N/A

Residential
New York, NY	—	—	—	65	—	—	65	65	—	—	—	N/A
Total	$2,395	$3,259	$10,096	$118	$—	$3,259	$10,214	$13,473	$782
								(a)	(b)	(c)

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE PROPERTIES, REAL ESTATE PROPERTIES HELD FOR SALE
AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 2007
(Dollar amounts in thousands)
(continued)

Notes to the schedule:

(a)	Total real estate properties (including properties held for sale)	$13,473
	Less: Accumulated depreciation and amortization	782
	Net real estate properties	$12,691
(b)	Amortization of the Trust’s leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.
(c)	Information not readily obtainable.

A reconciliation of real estate properties (including real estate properties held  for sale) is as follows:

	Year Ended September 30,
	2007	2006	2005
Balance at beginning of year	$6,175	$6,117	$5,887
Additions:
Acquisitions	9,355	—	3,994
Capitalization of expenses	106	244	457
	15,636	6,361	10,338

Deductions:
Sales	2,833	74	3,960
Depreciation/amortization	112	112	261
	2,945	186	4,221
Balance at end of year	$12,691	$6,175	$6,117

The aggregate cost of investments in real estate assets for Federal income tax purposes approximates book value.

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 2007
(Dollar amounts in thousands)

Description	# of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount Of Mortgages	Principal Amount of Loans subject to delinquent principal or interest
First Mortgage Loans
Short Term
Multi-family/Condo conversion New York, NY	1	Prime+4.00%	Dec-07	Interest monthly, principal at maturity	—	$26,075	$26,075	—
Multi-family Apartments Chatanooga, TN	1	Prime+4.00%	Aug-08	Interest monthly, principal at maturity	—	24,836	24,525	—
Multi-family/Condo conversion Apopka, FL	1	Prime+5.00%	Demand	Interest monthly, principal at maturity	—	19,422	17,125	19,422
Land, Daytona Beach, FL	1	Prime+5.25%	Aug-08	Interest monthly, principal at maturity	—	16,000	12,867	—
Multi-family/Condo conversion Miami Beach, FL	1	Prime+4.75%	Demand	Interest monthly, principal at maturity	—	11,927	11,927	11,927
Multi-family, Madison, TN	1	Prime+5.00%	Apr-08	Interest monthly, principal at maturity	—	11,500	11,439	—
Multi-family, Madison, TN	1	Prime+4.00%	Apr-08	Interest monthly, principal at maturity	—	11,162	11,075	—
Multi-family, Fort Wayne, IN	1	Prime+5.00%	Demand	Interest monthly, principal at maturity	—	13,563	11,033	13,563
Land, New York, NY	1	Prime+4.00%	June-08	Interest monthly, principal at maturity	—	8,871	8,738	—
Multi-family, Nashville, TN	1	Prime+5.00%	Apr-08	Interest monthly, principal at maturity	—	7,400	7,400	—
Multi-family, Smyrna, TN	1	Prime+4.00%	Feb-08	Interest monthly, principal at maturity	—	6,400	6,359	—
Misc.
$0 - 99	10					4,952	4,919	—
$1000 - 1,999	9					12,690	12,608	1,138
$2,000 - 2,999	7					17,288	17,158	—
$3,000 - 2,999	2					7,150	7,134	—
$4,000 - 4,999	4					19,120	18,580	6,164
$5,000 - 5,999	3					17,182	16,456	6,498
Junior Mortgage loans and Mezzanine loans Short term
Misc.
$1,000 - 1,999	2				11,495	2,998	2,986	—
$3,000 - 3,999	2				17,700	6,075	6,022	—
$4,000 - 4,999	1				12,060	4,915	4,915	4,915
	51				41,255	249,526	239,341	63,627

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 2007
(Dollar amounts in thousands)
(Continued)

Notes to the schedule:

(a)	The following summary reconciles mortgage loans at their carrying values:

	Year Ended September 30,
	2007	2006	2005
Balance at beginning of year	$281,343	$191,599	$133,235
Additions:
Advances under real estate loans	122,909	309,727	259,346
Amortization of deferred fee income	4,993	3,669	2,665
Repurchase of participation interest	5,750	—	—
	133,652	313,396	262,011
Deductions:
Collections of principal	152,129	157,540	159,909
Sale of participation interests	1,110	61,188	38,475
Provision for loan loss	9,300	—	—
Collection of loan fees	3,646	4,924	2,817
Transfer to real estate upon foreclosure	9,469	—	2,446
	175,654	223,652	203,647

Balance at end of year	$239,341	$281,343	$191,599

(b)	Carrying amount of mortgage loans are net of allowances for loan losses in the amount of $8,917, $669 and $669 in 2007, 2006 and 2005 respectively.

(c)	Carrying amount of mortgage loans are net of deferred fee income in the amount of $1,268, $2,616 and $3,871 in 2007, 2006 and 2005 respectively.

(d)	The aggregate cost of mortgage loans for Federal income tax purposes in $249,526.