Form 10-Q
period 2007-12-31
BRT REALTY TRUST
filed 2008-02-07
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

Commission File Number 001-07172

BRT REALTY TRUST
(Exact name of Registrant as specified in its charter)

Massachusetts	13-2755856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Cutter Mill Road, Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

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

11,676,155 Shares of Beneficial Interest,
$3 par value, outstanding on February 5, 2008

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share amounts)

	December 31, 2007 (Unaudited)	September 30, 2007 (Audited)
ASSETS

Real estate loans
Earning interest	$168,082	$185,899
Non-earning interest	61,552	63,627
	229,634	249,526
Deferred fee income	(1,060)	(1,268)
Allowance for possible losses	(6,620)	(8,917)
	221,954	239,341
Real estate properties net of accumulated depreciation of $811 and $782	20,258	3,336
Investment in unconsolidated ventures at equity	14,627	14,167
Cash and cash equivalents	15,271	17,103
Available-for-sale securities at market	32,377	34,936
Real estate property held for sale	9,355	9,355
Other assets	10,408	9,871
Total Assets	$324,250	$328,109
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Borrowed funds	$20,000	$20,000
Junior subordinated notes	56,702	56,702
Mortgage payable	2,376	2,395
Accounts payable and accrued liabilities including deposits payable of $2,148 and $3,250	5,506	6,881
Dividends payable	7,083	6,956
Total liabilities	91,667	92,934

Commitments and contingencies	-	-
Shareholders' equity
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	-	-
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, issued	-	-
12,476 and 12,249 shares	37,428	36,746
Additional paid-in capital	163,300	160,162
Accumulated other comprehensive income – net unrealized gain on available-for-sale securities	22,538	25,097
Retained earnings	19,338	23,191
Cost of 1,163 treasury shares of beneficial interest in both periods	(10,021)	(10,021)
Total shareholders' equity	232,583	235,175
Total Liabilities and Shareholders' Equity	$324,250	$328,109

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended December 31,
	2007	2006
Revenues:
Interest on real estate loans, including $0 and $15 from related parties	$5,782	$10,087
Loan fee income	675	1,500
Operating income from real estate properties	445	365
Other, primarily investment income	606	793
Total Revenues	7,508	12,745

Expenses:
Interest - borrowed funds	1,735	3,855
Advisor's fees, related party	464	824
Foreclosure related professional fees	739	28
General and administrative – including $259 and $258 to related parties	1,765	1,532
Other taxes	27	228
Operating expenses relating to real estate properties including interest on mortgage payable of $38 and $39	398	201
Amortization and depreciation	43	33
Total Expenses	5,171	6,701
Income before equity in earnings of unconsolidated joint ventures, minority interest and discontinued operations	2,337	6,044
Equity in earnings of unconsolidated joint ventures	451	82
Gain on disposition of real estate related to unconsolidated ventures	-	1,819
Income before minority interest and discontinued operations	2,788	7,945
Minority interest	(15)	(14)

Income from continuing operations	2,773	7,931

Discontinued Operations
Income from operations	63	6
Gain on sale of real estate assets	394	352
Income from discontinued operations	457	358
Net income	$3,230	$8,289

Earnings per share of beneficial interest:

Income from continuing operations	$.24	$.91
Income from discontinued operations	.04	.04
Basic earnings per share	$.28	$.95

Income from continuing operations	$.24	$.91
Income from discontinued operations	.04	.04
Diluted earnings per share	$.28	$.95

Cash distributions per common share	$.62	$.58
Weighted average number of common shares outstanding:
Basic	11,369,933	8,680,671
Diluted	11,380,561	8,698,915

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands except for per share amounts)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares	Total
Balances, September 30, 2007	$36,746	$160,162	$25,097	$23,191	$(10,021)	$235,175

Shares issued – dividend reinvestment and stock purchase plan (227,185 shares)	682	2,951	-	-	-	3,633
Distributions – common share ($.62 per share)	-	-	-	(7,083)	-	(7,083)
Compensation expense – restricted stock	-	187	-	-	-	187
Net income	-	-	-	3,230	-	3,230
Other comprehensive Loss - net unrealized loss on available-for-sale securities	-	-	(2,559)	-	-	(2,559)
Comprehensive income	-	-	-	-	-	671
Balances, December 31, 2007	$37,428	$163,300	$22,538	$19,338	$(10,021)	$232,583

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Three Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,230	$8,289
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	258	253
Amortization of deferred fee income	(644)	(1,469)
Amortization of restricted stock and stock options	187	140
Net gain on sale of real estate assets from discontinued operations	(394)	(352)
Equity in earnings of unconsolidated joint ventures	(451)	(82)
Gain on disposition of real estate related to unconsolidated real estate venture	-	(1,819)
Distribution of earnings of unconsolidated joint ventures	446	4,482
Increase in straight line rent	(4)	(60)
Increases and decreases from changes in other assets and liabilities
Decrease (increase) in interest and dividends receivable	158	(494)
Increase in prepaid expenses	(90)	(124)
(Decrease) increase in accounts payable and accrued liabilities	(1,375)	323
Increase in deferred costs	(462)	(301)
Other	(271)	(152)
Net cash provided by operating activities	588	8,634

Cash flows from investing activities:
Collections from real estate loans	11,832	18,301
Sale or additions of participation interests	-	36
Additions to real estate loans	(11,362)	(23,537)
Net costs capitalized to real estate owned	(27)	-
Collection of loan fees	436	277
Proceeds from sale of real estate owned	421	625
Contributions to unconsolidated ventures	(532)	(2,080)
Distributions of capital of unconsolidated ventures	154	4,612
Net cash provided by (used in) investing activities	922	(1,766)

Cash flows from financing activities:
Proceeds from borrowed funds	16,000	22,000
Repayment of borrowed funds	(16,000)	(103,464)
Mortgage amortization	(19)	(19)
Cash distribution – common shares	(6,956)	(4,491)
Issuance of shares – dividend reinvestment and stock purchase plan	3,633	1,135
Net proceeds from secondary offering	-	77,165
Net cash used in financing activities	(3,342)	(7,674)

Net decrease in cash and cash equivalents	(1,832)	(806)
Cash and cash equivalents at beginning of period	17,103	8,393
Cash and cash equivalents at end of period	15,271	$7,587

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	1,601	$3,959
Non cash investing and financing activity:
Seller financing provided for sale of real estate	-	$2,560
Reclassification of loan to real estate upon foreclosure	28,745	-
Accrued distributions	7,083	4,674

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Organization and Background

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

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2007 and for the three months ended December 31, 2007 and December 31, 2006 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results for the full year.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries and its majority-owned or controlled real estate entities. With respect to its unconsolidated joint ventures, as the Trust (i) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-05, and (ii) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, it has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes. Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT" or the "Trust."

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT’s Annual Report on Form 10-K for the year ended September 30, 2007.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note 3 - Shareholders' Equity

Distributions

During the quarter ended December 31, 2007, BRT declared a cash distribution to shareholders of $.62 per share. This distribution totaled $7,083,000 and was paid January 3, 2008 to shareholders of record on December 21, 2007.

Stock Options

As of December 31, 2007, there were 23,750 stock options outstanding. All of these options are exercisable. During the quarter ended December 31, 2007 no options were exercised.

Note 3 - Shareholders' Equity (Continued)

Restricted Shares

As of December 31, 2007, 167,985 restricted shares were issued under the Trust’s 2003 incentive plan. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. Since inception of the plan, 10,500 shares have vested. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, but is included in the earnings per share computation. In 2006, the Trust adopted the provisions of Financial Accounting Standards Board (“FASB”) No. 123 (R), “Share-Based Payment (revised 2004)”. These provisions require that the estimated fair value of restricted stock at the date of grant be amortized ratably into expense over the appropriate vesting period. For the three months ended December 31, 2007 and December 31, 2006, the Trust recorded $187,000 and $140,000 of compensation expense, respectively, as a result of the outstanding restricted shares. At December 31, 2007, $2,003,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2.5 years.

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

The following table sets forth the computation of basic and diluted shares:

	Three Months Ended December 31,
	2007	2006
Basic	11,369,933	8,680,671

Effect of dilutive securities	10,628	18,244

Diluted	11,380,561	8,698,915

Note 4 - Real Estate Loans

At December 31, 2007, eight non-performing loans were outstanding to eight separate unrelated borrowers having an aggregate outstanding principal balance of $61,552,000 before loan loss allowances, representing 26.8% of total real estate loans, before loan loss allowances and 19.0% of total assets compared with seven non-performing loans with an aggregate principal balance of $63,627,000 at September 30, 2007.

Included within non-performing loans are two loans which were classified as non-performing at December 31, 2007 with an aggregate principal balance of $18,700,000, represented by a single family residence in Westchester County, New York ($2,700,000) and a development parcel of land in Daytona Beach, Florida ($16,000,000).

During the quarter ended December 31, 2007, 174 condominium units in a development located in the Orlando, Florida area with an aggregate principal balance of $19,422,000 were acquired by foreclosure and transferred to real estate owned. The Trust recorded a charge off of $2,297,000 related to this acquisition.

Four of our non-performing loans are deemed impaired as it is probable that the Trust will not be able to collect all amounts due according to their contractual terms and allowances of $6,620,000 have been established for them.

Note 4 - Real Estate Loans (Continued)

Management evaluates the adequacy of the allowance for possible losses periodically and believes that the allowance for losses is adequate to absorb any probable losses on the existing loan portfolio.

At December 31, 2007, five separate unaffiliated borrowers had loans outstanding in excess of 5% of the total portfolio. Information regarding these loans is set forth in the table below:

Balance	# of Loans	% of Gross Loans	% of Assets	Type / Number	State / (Number)
$ 64,497,000	6	28.09	19.89	Multi family (5) / residential (1)	TN (5) NY (1)
35,301,000	18	15.37	10.89	Existing office with retail/assemblage	NJ
26,075,000	1	11.36	8.04	Multi family, condo redevelopment	NY
16,000,000	1	6.97	4.93	Land	FL
13,679,000	1	5.96	4.22	Multi family	IN

At December 31, 2007, information as to real estate loans is summarized as follows (dollar amounts in thousands):

	Total	Earning Interest	Not Earning Interest
First mortgage loans
Multi family residential	$84,095	$70,416	$13,679
Condominium units (Existing Rental Multi Family Units)	48,877	30,760	18,117
Hotel condominium units	4,788	4,788	-
Land	46,693	24,530	22,163
Shopping center/retail	31,073	29,935	1,138
Office	1,500	1,500	-
Residential	2,727	27	2,700

Second mortgage loans
Multi family residential	6,126	6,126	-
Shopping center/retail	3,755	-	3,755
	229,634	168,082	61,552
Deferred fee income	(1,060)	(816)	(244)
Allowance for possible losses	(6,620)	-	(6,620)
Real estate loans, net	$221,954	$167,266	$54,688

Note 5 - Real Estate Properties

In the quarter ended December 31, 2007 the trust acquired in foreclosure 174 condominium units in a development located in the Orlando, Florida area. These units have a book value of approximately $17,000,000.

Note 6 – Investment in Unconsolidated Joint Ventures at Equity

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

Note 6 – Investment in Unconsolidated Joint Ventures at Equity (Continued)

The BRT member is responsible for the payment of a fee to a merchant bank for arranging the transaction and securing capital from the CIT member. The fee, which will total $3 million provided that the CIT member contributes its entire $75 million in capital, is being amortized over five years. The CIT member has contributed $36,896,000 in capital as of December 31, 2007 and a fee of $1,496,000 has been paid or accrued. Amortization of the fee totaled $76,000 for the three month period ended December 31, 2007 and is shown as a reduction in equity in earnings of unconsolidated joint ventures.

We have agreed to present all loan proposals received by us to the joint venture for its consideration on a first refusal basis, under procedures set forth in the joint venture agreement, until the joint venture originates loans with an aggregate principal amount of $100 million (or, in the event that a line of credit at the maximum level is obtained, $150 million).

Unaudited condensed financial information regarding the joint venture is shown below.

Condensed Balance Sheet	(Dollar Amounts in Thousands) December 31, 2007
Cash	$2,156
Real estate loans, net of deferred fees	49,437
Accrued interest receivable	533
Other assets	61
Total assets	$52,187

Escrow and deposits payable	$391
Other liabilities	93
Equity	51,703
Total liabilities and equity	$52,187

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Condensed Statement of Operations
Interest and fees on loan	$1,852	$14
Operating expenses	137	-

Net income attributable to members	$1,715	$14

Company share of net income	523	9

Amount recorded in income statement	447	9

(1)	The amount recorded in the income statement is net of $76,000 in the three months ended December 31, 2007 of amortization of the fee that the Trust paid to a merchant bank for arranging the transaction and securing the capital from the CIT member. The amount paid to the Merchant Bank is being amortized over five years.

At December 31, 2007, information as to real estate loans is summarized as follows (dollar amounts in thousands):

First mortgage loans	Total	Earning Interest	Not Earning Interest
Multi family residential	$37,762	$37,762	-
Hotel/motel	1,350	-	$1,350
Land	9,437	9,437	-
Retail	1,138	-	1,138
	49,687	47,199	2,488
Deferred fee income	(250)	(218)	(32)
Real estate loans, net	$49,437	$46,981	$2,456

Real Estate Ventures

The Trust is also a partner in unconsolidated joint ventures which own and operate six properties.

The real estate ventures generated $4,000 and $73,000 in equity earnings for the three months ended December 31, 2007 and 2006, respectively.

Note 7 – Available-For-Sale Securities

Included in available-for-sale securities are 624,800 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $8,207,000 and a fair market value at December 31, 2007 of $29,366,000.

Note 8 – Borrowed Funds

The Trust has a $185 million revolving credit facility with North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. The credit facility bears interest at LIBOR + 225 basis points. During the current quarter the credit facility was extended to February 2, 2009 upon the payment of an extension fee of $462,500. There is an additional one year extension option available to the Trust. The fee if the extension option is exercised by us is also $462,500. Under the credit facility, the Trust is required to maintain cash or marketable securities at all times of not less than $15 million. The amount which can be outstanding under the revolving credit facility may not exceed an amount equal to the sum of (1) 65% of our first mortgages, plus (2) 50% of our second mortgages and (3) 50% of the fair market value of certain of our owned real estate, all of which are pledged to the lending banks as collateral and the sum of (2) and (3) may not exceed 15% of the borrowing base or $22.5 million. At December 31, 2007, $74 million was available to be drawn by us based on the collateral provided and $20 million was outstanding. The following is summary information relating to our credit facility.

	For the three months Ended December 31,
	2007	2006
Average balance	$16,326,000	$111,054,000
Outstanding balance at period end	$20,000,000	$116,702,000
Weighted average interest rate during the period	7.28%	7.58%
Weighted average interest rate at period end	7.37%	7.60%

The interest rates do not reflect deferred fee amortization of $175,000 and $153,000 for the three months ended December 31, 2007 and 2006, respectively, which is a component of interest expense. These fees are being amortized over the life of the credit facility. At December 31, 2007, there was $519,000 of unamortized deferred fees which is included in other assets.

In addition to the credit facility, the Trust has the ability to borrow funds through its two margin accounts. In order to maintain one of the accounts an annual fee equal to .3% of the market value of the pledged securities, which is included in interest expense, is paid. Marketable securities with a fair market value at December 31, 2007 of $32,377,000 were pledged as collateral. The following is summary information relating to the margin accounts:

	For the three months Ended December 31,
	2007	2006
Average balance	-	$14,643,000
Outstanding balance at period end	-	-
Weighted average interest rate during the period	-	7.51%
Weighted average interest rate at period end	-	-

Note 9 – Junior Subordinated Notes

BRT issued $30,928,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of BRT. Statutory Trust II was formed to issue $928,000 worth of common securities (all of Statutory Trust II’s common securities) to BRT and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. Statutory Trust II remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years (April 2011), without penalty, at BRT’s option. To the extent BRT redeems notes, Statutory Trust II is required to redeem a corresponding amount of preferred securities. Issuance costs of $944,500 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10-year holding period of the notes. At December 31, 2007 unamortized issuance costs totaled $786,000.

BRT issued $25,774,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of BRT. Statutory Trust I was formed to issue $774,000 worth of common securities (all of Statutory Trust I’s common securities) to BRT and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. Statutory Trust I remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after five years (March 2011), without penalty, at BRT’s option. To the extent BRT redeems notes, Statutory Trust I is required to redeem a corresponding amount of preferred securities. Issuance costs of $822,000 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10- year holding period of the notes. At December 31, 2007 unamortized issuance costs totaled $676,000.

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

Note 10 – Comprehensive Income

Comprehensive income for the three month periods was as follows:
	(Dollar Amounts in Thousands) Three Months Ended December 31,
	2007	2006
Net income	$3,230	$8,289
Other comprehensive income – Unrealized gain (loss) on available for-sale securities	(2,559)	9,228
Comprehensive income	$671	$17,517

Note 11 – New Accounting Pronouncements

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

Note 11 – New Accounting Pronouncements (Continued)

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

Liquidity and Capital Resources

Our focus is to originate loans secured by real property, which generally have high yields and are short term or bridge loans, with an average duration ranging from six months to three years. Repayments of real estate loans in the amount of $224,819,000 (representing 98% of our mortgage portfolio at December 31, 2007) are due during the twelve months ending December 31, 2008, including $61,552,000 not earning interest and due on demand. The availability of mortgage financing secured by real property and the market for buying and selling real estate is cyclical. We have recently seen a weakened real estate and credit market which may be less conducive to new loans and which may affect the ability of some of our borrowers to refinance their loans. This inability to refinance may cause some of our borrowers to have difficulty in repaying our loans and our non-performing loan balances may increase. Since these are the principal sources for the generation of funds by our borrowers to repay our outstanding real estate loans, we cannot project the portion of loans maturing during the next twelve months which will be paid or the portion of loans which will be extended for a fixed term or on a month to month basis.

We have a $185 million revolving credit facility with a group of banks consisting of North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. This facility matures on February 1, 2009 and may be extended for one additional one-year term. The amount which can be outstanding under the revolving credit facility may not exceed an amount equal to the sum of (1) 65% of our first mortgages, plus (2) 50% of our second mortgages and (3) 50% of the fair market value of certain of our owned real estate, all of which are pledged to the lending banks as collateral and the sum of (2) and (3) may not exceed 15% of the borrowing base or 22.5 million. At December 31, 2007, $74 million was available to be drawn based on the lending formula, of which $20 million was outstanding.

We also have the ability to borrow under margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to 50% of the market value of the shares we own. At December 31, 2007, $16.2 million was available under the margin lines of credit, of which there was no outstanding balance. If the value of the EPR shares (our principal securities investment) were to decline, the available funds under the margin lines of credit might decline and we could be required to repay a portion or all of the margin loans.

Liquidity and Capital Resources (Continued)

During the three months ended December 31, 2007, we generated cash of $589,000 from operations, $11,832,000 from real estate loan collections, and $3,633,000 from the issuance of shares from our dividend reinvestment and stock purchase plan. The cash generated from our operations and from real estate loan collections were used primarily to fund real estate loan originations of $11,362,000, and pay shareholder dividends of $6,956,000. Our cash and cash equivalents were $15,271,000 at December 31, 2007.

We will satisfy our liquidity needs from cash and liquid investments on hand, our credit facility, the availability in our margin account collateralized by our available-for-sale securities and where appropriate the sale of these securities, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

Interest on loans decreased by $4,305,000, or 43%, to $5,782,000 for the three months ended December 31, 2007 from $10,087,000 for the three months ended December 31, 2006. During the current quarter, the average balance of loans outstanding decreased by approximately $64.8 million, accounting for a decrease in interest income of $2,139,000. This is primarily due to reduced originations caused by a weakness in the real estate and credit markets nationally, which has limited investments in real estate and the demand for bridge financing. Decreases in the prime rate during the calendar year 2007 have caused the average interest rate earned on the loan portfolio to decline to 13.14% in the three months ended December 31, 2007 from 13.64% in the three months ended December 31, 2006, which caused interest income to decrease, by $367,000. An increase in non-performing loans during the current quarter when compared to the prior years quarter caused a $1,799,000 decline in interest income.

Loan fee income decreased by $825,000, or 55%, to $675,000 for the three months ended December 31, 2007 from $1,500,000 for the three months ended December 31, 2006. This is a result of a decline in our loan originations over the past several quarters due to the current weakness in the real estate and credit markets which may continue.

Operating income on real estate increased $80,000, or 22%, for the three month period ended December 31, 2007 to $445,000 from $365,000 in the three month period ended December 31, 2006. This increase was the result of rental revenues received from tenants at a multi-family/condominium conversion property located near Orlando, Florida. The Trust acquired title to these condominium units by foreclosure in the current quarter.

Other, primarily investment income declined by $187,000, or 24%, to $606,000 in the three months ended December 31, 2007 from $793,000 in the three months ended December 31, 2006. Approximately $265,000 of the decline was due to reduced dividend income that resulted from the sale of 384,800 shares of EPR in the prior fiscal year. Offsetting this decline was an increase of $45,000 in dividend income on the remaining EPR shares we own and $33,000 of interest income resulting from higher invested balances.

Interest expense on borrowed funds decreased to $1,735,000 for the three months ended December 31, 2007, from $3,855,000 for the three months ended December 31, 2006, a decline of $2,120,000, or 55%. For the three month period ended December 31, 2007, the average outstanding balance of borrowed funds declined from $182.4 million for the three months ended December 31, 2006 to $73.0 million, the result of our paydown of the credit line with funds from our underwritten public offering which took place in December 2006. This decline accounted for a decrease in interest expense of $2,047,000. The remaining decrease of $73,000 was the result of a 30 basis point decline in the interest rate paid on the line of credit.

The Advisor’s fee, which is calculated based on invested assets, was amended effective January 1, 2007 to provide for a reduction in the fee paid by the Trust, decreased by $360,000, or 44%, for the three months ended December 31, 2007, to $464,000 from $824,000 for the three months ended December 31, 2006. This was a result of the reduced fee resulting from the amended agreement and a decreased level of invested assets, on which the fee is based.

Results of Operations (Continued)

Professional fees related to foreclosure activity increased to $739,000 for the three months ended December 31, 2007 from $28,000 for the three months ended December 31, 2006, an increase of $711,000, or 2500%. This increase is primarily the result of legal fees incurred relating to foreclosure actions and workout activity related to increases in our non-performing loans over the last several quarters.

General and administrative fees increased $233,000, or 15%, from $1,532,000 in the three months ended December 31, 2006 to $1,765,000 in the three months ended December 31, 2007. The increase was the result of several factors. The Trust incurred increased payroll related expenses of $54,000 related primarily to additional amortization of restricted shares issued in January 2007. Travel expenses increased by approximately $76,000 due to increased travel to properties collateralizing our loans. In addition, advertising and marketing expenses increased $52,000 as the Trust is continuing to increase its marketing efforts and seek loan opportunities nationally. Professional fees also increased $54,000 in the current quarter, primarily the result of increased audit fees.

Other taxes decreased by $201,000, or 88%, to $27,000 in the three months ended December 31, 2007 from $228,000 in the three months ended December 31, 2006. This was the result of a decrease in the amount of federal excise tax recorded. The federal excise tax is based on taxable income generated during the current fiscal year, but not distributed.

Operating expenses relating to real estate properties increased $197,000, or 98%, from $201,000 in the three month period ended December 31, 2006 to $398,000 in the three month period ended December 31, 2007. This increase is the result of various expenses relating to a property acquired by foreclosure in the current quarter.

Equity in earnings of unconsolidated ventures increased $369,000 in the three months ended December 31, 2007 to $451,000 from $82,000 in the three months ended December 31, 2006. This increase is the result of income received from our joint venture with the CIT Group. This venture began operations in December 2006.

Gain on disposition of real estate related to unconsolidated real estate ventures decreased $1,819,000 in the three months ended December 31, 2007 to zero, from $1,819,000 in the three months ended December 31, 2006. During the 2006 quarter one of our joint ventures sold a corporate center and retail mall in Dover, Delaware and the Trust recognized a gain on the sale of $1,819,000.

Income from discontinued operations increased $99,000 in the three month period ended December 31, 2007 to $457,000 from $358,000 in the three month period ended December 31, 2006. The discontinued operations in the quarter ended December 31, 2007 reflects the sale of a cooperative apartment unit in New York, New York and operations of two properties, one located in Stuart, Florida and the other in South Plainfield, New Jersey. These properties were acquired in foreclosure in July and August 2007, respectively. The discontinued operations in the quarter ended December 31, 2006 reflects the earnings and sale of a property located in Charlotte, North Carolina.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is adjustable and is indexed to LIBOR. At December 31, 2007, approximately 99% of our loan portfolio was variable rate based primarily on the prime rate. Accordingly, changes in the prime interest rate would have an effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have a positive effect of approximately $90,000 on income before taxes and a one percent decline in interest rates would also have a positive effect of approximately $77,000 on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At December 31, 2007, our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Florida and Tennessee, and it is subject to risks associated with the economies of these localities.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

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

BRT REALTY TRUST
(Registrant)

February 7, 2008	/s/ Jeffrey A. Gould
Date	Jeffrey A. Gould, President and
Chief Executive Officer

February 7, 2008	/s/ George Zweier
Date	George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)