Form 10-Q
period 2008-03-31
BRT REALTY TRUST
filed 2008-05-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

11,768,706 Shares of Beneficial Interest,
$3 par value, outstanding on May 5, 2008

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share amounts)

	March 31, 2008	September 30, 2007
	(Unaudited)	(Audited)
ASSETS
Real estate loans
Earning interest	$119,678	$185,899
Non-earning interest	72,698	63,627
	192,376	249,526
Deferred fee income	(829)	(1,268)
Allowance for possible losses	(7,870)	(8,917)
	183,677	239,341
Real estate properties net of accumulated depreciation of $1,028 and $782	38,890	3,336
Investment in unconsolidated ventures at equity	14,994	14,167
Cash and cash equivalents	18,340	17,103
Available-for-sale securities at market	29,075	34,936
Real estate properties held for sale	36,626	9,355
Other assets	9,287	9,871
Total Assets	$330,889	$328,109
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Borrowed funds	$33,000	$20,000
Junior subordinated notes	56,702	56,702
Mortgage payable	2,356	2,395
Accounts payable and accrued liabilities including $126 relating to held for sale at March 31, 2008	2,637	3,631
Deposits payable	2,034	3,250
Dividends payable	7,297	6,956
Total liabilities	104,026	92,934
Commitments and contingencies Shareholders' equity	-	-
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	-	-
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, issued 12,711 and 12,249 shares	38,133	36,746
Additional paid-in capital	166,157	160,162
Accumulated other comprehensive income - net unrealized gain on
available-for-sale securities	20,567	25,097
Retained earnings	12,027	23,191
Cost of 1,163 treasury shares of beneficial interest in both periods	(10,021)	(10,021)
Total shareholders' equity	226,863	235,175
Total Liabilities and Shareholders' Equity	$330,889	$328,109

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Interest on real estate loans, including $0 and $15 from related parties for the six month periods, respectively	$3,833	$8,840	$9,615	$18,927
Loan fee income	435	1,129	1,110	2,629
Operating income from real estate properties	499	385	944	750
Other, primarily investment income	536	640	1,142	1,433
Total Revenues	5,303	10,994	12,811	23,739
Expenses:
Interest - borrowed funds	1,710	2,382	3,445	6,237
Advisor's fees, related party	457	534	921	1,358
Provision for loan loss	5,300	-	5,300	-
Foreclosure related professional fees	487	131	1,226	159
General and administrative - including $258 and $198 to related parties for the three month periods, respectively, and $518 and $456 for the six month periods, respectively	1,737	1,660	3,504	3,191
Other taxes	73	556	100	785
Operating expenses relating to real estate properties including interest on mortgage payable of $37 and $38 for the three month periods, respectively, and $75 and $77 for the six month periods, respectively	834	202	1,183	403
Amortization and depreciation	235	45	278	78
Total Expenses	10,833	5,510	15,957	12,211
(Loss) Income before equity in earnings of unconsolidated joint ventures , gain on disposition of real estate related to unconsolidated joint ventures, gain on sale of available-for-sale securities, minority interest and discontinued operations	(5,530)	5,484	(3,146)	11,528
Equity in earnings of unconsolidated joint ventures	701	99	1,152	181
Gain on disposition of real estate related to unconsolidated venture	-	-	-	1,819
(Loss) Income before gain on sale of available-for-sale securities minority interest and discontinued operations	(4,829)	5,583	(1,994)	13,528
Gain on sale of available-for-sale securities	3,818	15,298	3,818	15,298
Minority interest	(39)	(17)	(54)	(31)
(Loss) Income from continuing operations	(1,050)	20,864	1,770	28,795
Discontinued Operations
(Loss) Income from operations	(16)	-	-	6
Gain on sale of real estate assets	1,052	-	1,446	352
Income from discontinued operations	1,036	-	1,446	358
Net (loss) income	$(14)	$20,864	$3,216	$29,153
(Loss) Earnings per share of beneficial interest:
(Loss) Income from continuing operations	$(.09)	$1.88	$.15	$2.91
Income from discontinued operations	.09	-	.13	.04
Basic and diluted (loss) earnings per share	$(.00)	$1.88	$.28	$2.95

Cash distributions per common share	$.62	$.62	$1.24	$1.20

Weighted average number of common shares outstanding:
Basic	11,733,741	11,051,977	11,550,843	9,853,295
Diluted	11,733,741	11,069,901	11,560,340	9,871,381

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands except for per share amounts)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares	Total
Balances, September 30, 2007	$36,746	$160,162	$25,097	$23,191	$(10,021)	$235,175
Shares issued - dividend reinvestment and stock purchase plan (462,315 shares)	1,387	5,584	-	-	-	6,971
Distributions – common share ($1.24 per share)	-	-	-	(14,380)	-	(14,380)
Compensation expense – restricted stock	-	411	-	-	-	411
Net income	-	-	-	3,216	-	3,216
Other comprehensive Loss - net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains included in net income of $3,818)	-	-	(4,530)	-	-	(4,530)
Comprehensive loss	-	-	-	-	-	(1,314)
Balances, March 31, 2008	$38,133	$166,157	$20,567	$12,027	$(10,021)	$226,863

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,216	$29,153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	5,300	-
Amortization and depreciation	669	537
Amortization of deferred fee income	(1,070)	(2,541)
Amortization of restricted stock and stock options	411	427
Gain on sale of available-for-sale securities	(3,818)	(15,298)
Net gain on sale of real estate assets from discontinued operations	(1,446)	(352)
Equity in earnings of unconsolidated joint ventures	(1,152)	(181)
Gain on disposition of real estate related to unconsolidated real estate venture	-	(1,819)
Distribution of earnings of unconsolidated joint ventures	910	4,536
Increase in straight line rent	(7)	(120)
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in interest and dividends receivable	934	(157)
Increase in prepaid expenses	(80)	(626)
Decrease in accounts payable and accrued liabilities	(2,208)	(2,323)
Increase in deferred costs	(463)	(309)
Other	(349)	(136)
Net cash provided by operating activities	$847	$10,791
Cash flows from investing activities:
Collections from real estate loans	$20,136	$54,663
Sale or additions of participation interests	-	569
Additions to real estate loans	(34,108)	(59,271)
Net costs capitalized to real estate owned	(706)	(41)
Collection of loan fees	958	1,205
Proceeds from sale of real estate owned	3,499	625
Purchase of available-for-sale securities	-	(49)
Proceeds from sale of available-for-sale securities	5,150	19,203
Contributions to unconsolidated ventures	(837)	(10,071)
Distributions of capital of unconsolidated ventures	406	4,831
Net cash (used in) provided by investing activities	$(5,502)	$11,664
Cash flows from financing activities:
Proceeds from borrowed funds	$31,000	$72,000
Repayment of borrowed funds	(18,000)	(160,464)
Mortgage amortization	(39)	(38)
Cash distribution – common shares	(14,040)	(9,163)
Exercise of stock options	-	10
Issuance of shares – dividend reinvestment and stock purchase plan	6,971	2,278
Net proceeds from secondary offering	-	77,094
Net cash provided by (used in) financing activities	$5,892	$(18,283)
Net increase in cash and cash equivalents	1,237	4,172
Cash and cash equivalents at beginning of period	17,103	8,393
Cash and cash equivalents at end of period	$18,340	$12,565
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,132	$6,461
Non cash investing and financing activity:
Seller financing provided for sale of real estate	-	$2,560
Reclassification of loan to real estate upon foreclosure	$64,446	-
Accrued distributions	$7,297	$6,868
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

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2008 and for the six months ended March 31, 2008 and March 31, 2007 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six months ended March 31, 2008 are not necessarily indicative of the results for the full year.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries and its majority-owned or controlled real estate entities. With respect to its unconsolidated joint ventures, as the Trust (i) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-5, and (ii) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities - an interpretation of ARB No.5,” it has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes. Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT" or the "Trust."

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

Note 3 – Shareholders' Equity

Distributions

During the quarter ended March 31, 2008, BRT declared a cash distribution to shareholders of $.62 per share. This distribution totaled $7,297,000 and was paid April 3, 2008 to shareholders of record on March 24, 2008.

Stock Options

As of March 31, 2008, there were 23,750 stock options outstanding. All of these options are exercisable. During the quarter ended March 31, 2008 no options were exercised.

Dividend Reinvestment and Stock Purchase Plan

During the quarter ended March 31, 2008 the Trust suspended the dividend reinvestment provision and terminated the stock purchase provision of the plan.

Note 3 – Shareholders' Equity (Continued)

Restricted Shares

As of March 31, 2008, 231,415 restricted shares were issued under the Trust’s 2003 incentive plan. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. Since inception of the plan, 10,500 shares have vested. Subsequent to the quarter ended March 31, 2008, an additional 22,500 shares have vested. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, but is included in the earnings per share computation. In 2006, the Trust adopted the provisions of Financial Accounting Standards Board (“FASB”) No. 123 (R), “Share-Based Payment (revised 2004).” These provisions require that the estimated fair value of restricted stock at the date of grant be amortized ratably into expense over the appropriate vesting period. For the six months ended March 31, 2008 and March 31, 2007, the Trust recorded $411,000 and $427,000 of compensation expense, respectively, as a result of the outstanding restricted shares. At March 31, 2008, $2,777,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3 years.

Per Share Data

Basic (loss) earnings per share were determined by dividing net (loss) income for the period by the weighted average number of common shares outstanding during each period.

Diluted (loss) earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Trust.

The following table sets forth the computation of basic and diluted shares:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Basic	11,733,741	11,051,977	11,550,843	9,853,295
Effect of dilutive securities	-	17,924	9,497	18,086
Diluted (1)	11,733,741	11,069,901	11,560,340	9,871,381

(1) The impact of dilutive securities is not included in the computation of loss per share for the three months ended March 31, 2008, as the inclusion of such common share equivalents would be anti-dilutive.

Note 4 - Real Estate Loans

At March 31, 2008, information as to real estate loans is summarized as follows (dollar amounts in thousands):

First mortgage loans	Total	Earning Interest	Not Earning Interest
Multi family residential	$59,883	$6,586	$53,297
Condominium units (Existing Rental Multi Family Units)	37,784	30,216	7,568
Hotel condominium units	5,214	5,214	-
Land	32,846	26,682	6,164
Shopping center/retail	31,150	31,150	-
Office	13,500	13,500	-
Residential	2,725	25	2,700
Industrial	1,055	1,055	-
Second mortgage loans
Multi family residential	5,250	5,250	-
Shopping center/retail	2,969	-	2,969
	192,376	119,678	72,698
Deferred fee income	(829)	(654)	(175)
Allowance for possible losses	(7,870)	-	(7,870)
Real estate loans, net	$183,677	$119,024	$64,653

At March 31, 2008, 11 non-performing loans were outstanding to eight separate, unrelated borrowers having an aggregate outstanding principal balance of $72,698,000, representing 38% of total real estate loans and 22% of total assets, compared with seven non performing loans with an aggregate principal balance of $63,627,000 at September 30, 2007. The Trust recognized no cash basis interest on non-performing loans in the three month period ended March 31, 2008 and recognized $49,000 in the six month period ended March 31, 2008.

Included within non-performing loans are six loans, which were classified as non-performing during the quarter ended March 31, 2008 with an aggregate principal balance of $39,980,000, secured by the following properties:

Location	Security	Principal Balance
Utica, NY	3 Multi Family Buildings (208 Units)	$2,393,000
Orlando, FL	20 Condominium Units	1,070,000
Madison, TN (1)	3 Multi Family Properties (262 Units)	11,500,000
Nashville, TN (1)	1 Multi Family Property (156 Units)	7,400,000
Smyrna, TN (1)	1 Multi Family Property (128 Units)	6,400,000
Nashville, TN (1)	1 Multi Family Property (250 Units)	11,217,000
		$39,980,000

All of these loans are collateral dependent loans, with recourse to the borrower. There are no cross collateral or cross default provisions on any of these loans. At March 31, 2008 none of these loans are considered impaired and no allowances have been established for them. No accrued interest has been recorded in connection with any of these loans.

(1) These loans, with an aggregate principal balance of $36,517,000 are to separate borrowers controlled by an individual who is currently incapacitated. The affairs of this individual are currently being handled by a guardian with the assistance of his organization. All of the properties securing these loans are subject to a contract of sale, which provides for a due diligence period.

Note 4 - Real Estate Loans (Continued)

During the quarter ended March 31, 2008, three loans, two of which were previously reported as non performing, were transferred to real estate properties upon the Trust acquiring fee title to the collateral securing these loans. These loans had an aggregate principal balance of $51,700,000. (See Notes 6 and 7)

A summary of the changes in non-performing loans for the three and six months ended March 31, 2008 is as follows (dollar amounts in thousands):

	Three Months Ended	Six Months Ended
	March 31, 2008
Beginning principal balance	$61,552	$63,627
Additions	39,980	58,680
Protective advances	709	1,319
Total additions	$40,689	$59,999
Payoffs	2,260	4,223
Reclassified to performing	1,138	1,138
Transferred to owned real estate	26,145	45,567
Total reductions	$29,543	$50,928
Principal balance at March 31, 2008	$72,698	$72,698

At March 31, 2008, five separate unaffiliated borrowers had loans outstanding in excess of 5% of the total portfolio. Information regarding these loans is set forth in the table below:

Balance	# of Loans	% of Gross Loans	% of Assets	Type / Number	State / (Number)	Status
$39,217,000	5	20.39%	11.87%	Multi family(5)/ residential(1)	TN(4) NY(1)	Non-performing
35,791,000	19	18.61%	10.83%	Existing office with retail/assemblage	NJ	Performing
26,075,000	1	13.55%	7.89%	Multi family, condo redevelopment	NY	Performing
14,387,000	1	7.48%	4.35%	Multi family	IN	Non-performing
12,000,000	1	6.24%	3.63%	Office	MD	Performing

Note – 5 Allowance for Possible Loan Losses

The Trust added an additional $5,300,000 to its existing loan loss allowance in the quarter ended March 31, 2008.

An analysis of the loan loss allowance for the three and six months ended March 31, 2008 is as follows (dollar amounts in thousands):

	For the three months	For the six months
	Ended March 31, 2008
Balance at beginning of period	$6,620	$8,917
Provision for loan loss	5,300	5,300
Charge-offs	(4,050)	(6,347)
Balance at end of period	$7,870	$7,870

The allowance for possible losses applies to three loans aggregating $26,049,000 at March 31, 2008.

Note 6 - Real Estate Properties

During the quarter ended March 31, 2008, the Trust acquired title to a nine acre development parcel located in Daytona Beach, Florida. This property which was acquired by deed in lieu of foreclosure was recorded with a book value of approximately $10,437,000 after a charge off of $4,050,000.

The Trust also acquired, in the current quarter, by foreclosure, 62 condominium units in an existing multi family development located in Miami Beach, Florida and 18 condominium units in an existing multi family garden apartment complex located in West Palm Beach, Florida. These 80 units which were the security for a loan were recorded at a book value of $11,668,000 which was the balance of the loan at the time of foreclosure. At March 31, 2008 the book value of these properties is $ 12,272,000.

A summary of changes in the real estate properties is shown below (dollar amounts in thousands):

	Balance 9/30/07	Additions	Improvements	Amortization/ Depreciation	Transfers to held for sale	Balance 3/31/08
Commercial	$3,272	-	-	$(57)		$3,215
Multi Family (1)	64	$28,619	$672	(189)	$(3,928)	25,238
Land	-	10,437	-	-	-	10,437
Total	$3,336	$39,056	$672	$(246)	$(3,928)	$38,890

(1) Includes cooperative and condominium units.

Note 7 - Real Estate Properties Held for Sale

During the quarter, the Trust acquired fee title to a 308 unit multi family apartment complex in Chattanooga, Tennessee by a deed in lieu of foreclosure. This loan was classified as performing at December 31, 2007. The property is being recorded at the balance of the loan. The Trust has entered into a contract to sell this property for $27,300,000 and is subject to due diligence.

During the quarter ended March 31, 2008 the Trust sold an industrial building located in South Plainfield, New Jersey that was previously acquired in foreclosure. This property had a book value of $1,373,000 at the time of sale. A gain of $266,000 was recorded on the sale.

The Trust sold six units at a condominium complex in Apopka, Florida with a book value of $608,000. These units were sold for a gain of  $154,000.

The Trust sold a cooperative apartment unit in Manhattan, New York in the quarter ended March 31, 2008 and recognized a gain on the sale of $ 632,000.

A summary of changes in real estate properties held for sale is shown below (dollar amounts in thousands):

	Balance 9/30/07	Additions/ Transfers from Real Estate Properties	Improvements	Sales	Balance 3/31/08
Commercial	$7,982	-	$7	-	$7,989
Industrial	1,373	-	-	$(1,373)	-
Multi Family (1)	-	$29,245	-	(608)	28,637
Total	$9,355	$29,245	$7	$(1,981)	$36,626

(1) Includes cooperative and condominium units.

Note 8 – Investment in Unconsolidated Joint Ventures at Equity

BRT Funding LLC

On November 2, 2006, BRT Joint Venture I LLC, a wholly owned subsidiary of the Trust (which is referred to as the BRT member), entered into a joint venture agreement with and among (1) CIT Capital USA, Inc., which is referred as the CIT member and which is a wholly owned subsidiary of CIT Group, Inc., which is involved in the real estate lending business, and (2) BRT Funding LLC, a limited liability company established under the laws of the State of Delaware, which is referred to as the joint venture. The joint venture engages in the business of investing in short-term commercial real estate loans for terms of six months to three years, commonly referred to as bridge loans. The BRT member is the managing member of the joint venture. The agreement provides for capitalization of the joint venture to be up to $100 million of which 25% is to be funded by the BRT member and 75% by the CIT member, and all major decisions require the approval of both members.

The BRT member is responsible for the payment of a fee to a merchant bank for arranging the transaction and securing capital from the CIT member. The fee, which is paid as the CIT member funds its capital contribution and can total $3 million if the CIT member contributes its entire $75 million in capital, is being amortized over five years. Since inception the CIT member has contributed $37,277,000 in capital to the joint venture as of March 31, 2008 and a fee of $1,491,000 has been incurred. Amortization of the fee totaled $78,000 and $154,000 for the three and six month periods ended March 31, 2008, respectively, and is shown as a reduction in equity in earnings of unconsolidated joint ventures.

The Trust has agreed to present all loan proposals received by it to the joint venture for its consideration on a first refusal basis, under procedures set forth in the joint venture agreement, until the joint venture originates loans with an aggregate principal amount of $100 million (or, in the event that a line of credit at the maximum level is obtained, $150 million).

Unaudited condensed financial information regarding the joint venture is shown below (Dollar Amounts in Thousands):

Condensed Balance Sheet	March 31, 2008
Cash	$1,781
Real estate loans, net of deferred fees	49,663
Accrued interest receivable	263
Other assets	64
Total assets	$51,771
Escrow and deposits payable	$159
Other liabilities	80
Equity	51,532
Total liabilities and equity	$51,771

Note 8 – Investment in Unconsolidated Joint Ventures at Equity (Continued)

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2008		March 31, 2007
Condensed Statement of Operations
Interest and fees on loan	$1,028	$2,880	$669	$683
Operating expenses	19	156	-	-

Net income attributable to members	$1,009	$2,724	$669	$683
Company share of net income	$376	$1,014	$204	$213
Amount recorded in income statement (1)	$681	$1,128	$129	$138

(1)
This amount is net of $78,000 and $154,000 in the three and six months ended March 31, 2008 and $75,000 in the three and six months ended March 31, 2007, respectively, of  amortization of the fee that the Trust paid to a merchant bank for arranging the transaction and securing the capital from the CIT member. This amount also includes a management allocation equal to 1% of the loan portfolio, as defined, of $477,000 in the three and six month periods ended March 31, 2008 paid to the BRT member, which includes an out of period adjustment of $268,000 pertaining to the fiscal year ended September 30, 2007 and $115,000 pertaining to the quarter ended December 31, 2007.

At March 31, 2008, information as to real estate loans originated by the joint venture is summarized as follows (dollar amounts in thousands):

First mortgage loans	Total	Earning Interest	Not Earning Interest
Multi family residential	$37,663	$10,821	$26,842
Hotel/motel	1,371	-	1,371
Land	9,662	9,662	-
Retail	1,138	1,138	-
	49,834	21,621	28,213
Deferred fee income	(171)	(29)	(142)
Real estate loans, net	$49,663	$21,592	$28,071

During the quarter ended March 31, 2008 a loan with a principal balance of $26,842,000 which is collateralized by a 402 unit multi family apartment complex located in Mesa, Arizona was reclassified to non-performing. This loan represents approximately 54% of the loan portfolio of the joint venture.

Other Real Estate Ventures

The Trust is also a partner in unconsolidated joint ventures which own and operate six properties.

The real estate ventures generated $20,000 and $(30,000) in equity earnings (losses) for the three months ended March 31, 2008 and 2007, respectively, and $24,000 and $43,000 for the six months ended March 31, 2008 and 2007, respectively.

Note 9 - Available-For-Sale Securities

Included in available-for-sale securities are 523,400 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $6,875,000 and a fair market value at March 31, 2008 of $25,819,000.

During the quarter ended March 31, 2008, BRT sold 101,400 shares of Entertainment Properties Trust for $5,150,000. The book basis of these securities was $1,332,000. Accordingly, the Trust recognized a gain from these sales of $3,818,000.

Note 10 – Borrowed Funds

The Trust has a $185 million revolving credit facility with Capital One Bank, successor-in-interest to North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. The credit facility bears interest at LIBOR + 225 basis points. The credit facility matures on February 2, 2009. There is an additional one year extension option available to the Trust. The fee, if the extension option is exercised, is $462,500. Under the credit facility, the Trust is required to maintain cash or marketable securities at all times of not less than $15 million. The amount which can be outstanding under the revolving credit facility may not exceed an amount equal to the sum of (1) 65% of our earning first mortgages, plus (2) 50% of our earning second mortgages and (3) 50% of the fair market value of certain of our owned real estate, all of which are pledged to the lending banks as collateral and the sum of (2) and (3) may not exceed 15% of the borrowing base or $22.5 million. At March 31, 2008 and the date of this filing, $58 million was available and $33 million was outstanding. The following is summary information relating to our credit facility.

	For the three months Ended March 31,		For the six months Ended March 31,
	2008	2007	2008	2007
Average balance	$21,473,000	$49,778,000	$18,885,000	$80,753,000
Outstanding balance at period end	$33,000,000	$53,000,000	$33,000,000	$53,000,000
Weighted average interest rate during the period	5.82%	7.34%	6.46%	7.55%
Weighted average interest rate at period end	5.36%	7.57%	5.36%	7.57%

The weighted average interest rates do not reflect the effect of deferred fee amortization of $134,000 and $167,000 for the three months ended March 31, 2008 and 2007 respectively, and $303,000 and $315,000 for the six months ended March 31, 2008 and 2007 respectively, which is a component of interest expense. These fees are being amortized over the life of the credit facility. At March 31, 2008, there was $385,000 of unamortized deferred fees which is included in other assets.

In addition to the credit facility, the Trust has the ability to borrow funds through its two margin accounts. In order to maintain one of the accounts the Trust pays an annual fee equal to .3% of the market value of the pledged securities, which is included in interest expense. Marketable securities with a fair market value at March 31, 2008 of approximately $29 million were pledged as collateral. The following is summary information relating to the margin accounts:

	For the three months Ended March 31,		For the six months Ended March 31,
	2008	2007	2008	2007
Average balance	-	-	-	$7,402,000
Outstanding balance at period end	-	-	-	-
Weighted average interest rate during the period	N/A	N/A	N/A	7.51%
Weighted average interest rate at period end	N/A	N/A	N/A	N/A

Note 11 – Junior Subordinated Notes

BRT issued $30,928,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of BRT. Statutory Trust II was formed to issue $928,000 of its common securities to BRT and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. Dividends are paid to the security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after April 2011, without penalty, at BRT’s option. Issuance costs of $944,500 are being amortized over the intended 10-year holding period of the notes. At March 31, 2008 unamortized issuance costs totaled $762,000.

Note 11 – Junior Subordinated Notes (Continued)

BRT issued $25,774,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of BRT. Statutory Trust I was formed to issue $774,000 of its common securities to BRT and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. Dividends are paid to security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after March 2011, without penalty, at BRT’s option. Issuance costs of $822,000 are being amortized over the intended 10- year holding period of the notes. At March 31, 2008 unamortized issuance costs totaled $655,000.

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

Note 12 – Comprehensive Income

Comprehensive (loss) income for the three and six month periods was as follows (Dollar Amounts in Thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income	$(14)	$20,864	$3,216	$29,153
Other comprehensive loss - Unrealized loss on available for-sale securities	(1,971)	(12,219)	(4,530)	(2,991)
Comprehensive (loss) income	$(1,985)	$8,645	$(1,314)	$26,162

Note 13 – New Accounting Pronouncements

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159.) FAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for the Trust commencing October 1, 2008 on a prospective basis, as the Trust did not elect to early adopt FAS 159. A decision to elect the fair value option for an eligible financial instrument, which can be made on an instrument by instrument basis, is irrevocable. The Trust is currently evaluating the impact that the adoption of FAS 159 will have on its consolidated financial statements.

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

Overview

We are a real estate investment trust, also known as a REIT, organized as a business trust in 1972, under the laws of the Commonwealth of Massachusetts. Our primary business is to originate, hold for investment and service mortgage loans and our primary source of revenues is interest income, which is the interest that our borrowers pay on our loans. A smaller source of revenues is loan fee income generated on the origination and extension of loans, operating income from real estate properties (including income producing properties acquired in foreclosure or by deed in lieu of foreclosure) and investment income. Our results of operations in any fiscal period is most affected by (i) the principal amount of loans originated and the payoff and pay down of outstanding mortgage loans (both factors significantly affecting the average balance of loans outstanding during any such period), (ii) non-earning loans during any such period, and (iii) the allowance for possible losses taken in any such period. These factors impact, to a significant extent, revenues and net income earned during any fiscal period.

During the second half of the fiscal year ending September 30, 2007, we realized an increase in the number of borrowers defaulting on their monetary obligations to us, primarily non-payment of interest. This trend has continued in the first half of the current fiscal year (the six months ending March 31, 2008). We attribute these defaults primarily to reduced liquidity in the credit markets. The reduction in liquidity has been acute, primarily in the single family home and sub-prime mortgage lending markets, markets in which we do not directly participate. The reduction in liquidity has had a significant effect on us since it has negatively impacted sales and financing activity related to commercial real estate. As a result of the weakness in the residential condominium sales market, compounded by the problems in the sub-prime mortgage and the related collateralized debt obligation markets, there was a decline in demand for individual residential condominium units and potential purchasers of individual residential condominium units have had difficulty in obtaining mortgage loans. As a result our borrowers engaged in the sale of residential condominium units in connection with condominium conversions were unable to close on the sale of units and therefore unable to service their debt to us. In addition, the tightening of credit standards by banks and other lending institutions directly impacted the ability of our borrowers to service their debt and refinance their loans as they mature.

The problems in the real estate and credit markets, which have been well publicized, have had the following impact on our business: (a) at March 31, 2008, 11 outstanding loans, aggregating $72,698,000 in principal amount, of which two loans, aggregating $7,568,000 million, involved condominium conversions, were categorized as non-earning, (b) at March 31, 2008, foreclosure actions were pending for six loans with a principal balance of $33,199,000, (c) at March 31, 2008, we owned $72,300,000 of real estate assets acquired in foreclosure or by deed in lieu of foreclosure, (d) in the three months ended March 31, 2008, we added $5,300,000 to our loan loss allowances and had a total of $7,870,000 of loss allowances outstanding against a loan portfolio of $192,376,000, and (e) there has been a significant decrease in our loan originations in the quarter and six months ended March 31, 2008 compared to the comparable periods in the prior fiscal year. We cannot predict when the adverse trends in the real estate and credit markets will stabilize or reverse. Until they do, it is likely that we will see more borrowers default, more foreclosure actions pursued (with an increase in expenses incurred in pursuing such actions), fee title acquired to more properties in foreclosure or by deed in lieu of foreclosure and our origination activity will likely continue at a reduced level; all of which would contribute to reductions in our revenues, net income and cash distributions to shareholders.

Despite the problems mentioned above, we note that substantially all our mortgage loans are secured by first liens, approximately 60% of our loans are secured by income producing properties and our short-term debt at March 31, 2008 is $33,000,000, or 15% of our shareholders’ equity, and 10% of our total assets. We will continue to seek new mortgage lending opportunities, actively pursue foreclosure actions against defaulting borrowers stabilize, improve and maintain properties acquired by us in foreclosure and deed in lieu of foreclosure, operate properties acquired and dispose of those assets for which we can receive satisfactory prices.

Liquidity and Capital Resources

We have a $185 million revolving credit facility with a group of banks consisting of Capital One Bank successor in-interest to North Fork Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. This facility matures on February 1, 2009 and may be extended for one additional one-year term. The amount which can be outstanding under the revolving credit facility may not exceed an amount equal to the sum of (1) 65% of our earning first mortgages, plus (2) 50% of our earning second mortgages and (3) 50% of the fair market value of certain of our owned real estate, all of which are pledged to the lending banks as collateral, and the sum of (2) and (3) may not exceed 15% of the borrowing base or $22.5 million. At March 31, 2008 and the date of this filing, $58 million was available, of which $33 million was outstanding. A decline in the balance of earning assets, will reduce availability under the terms of the credit facility.

We also have the ability to borrow under margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to 50% of the market value of the shares we own. At March 31, 2008, $14.5 million was available under the margin lines of credit, of which there was no outstanding balance. If the value of the EPR shares (our principal securities investment) were to decline, the available funds under the margin lines of credit would decline and we could be required to repay a portion or all of the margin loans.

During the six months ended March 31, 2008, we generated cash of $847,000 from operations, $20,136,000 from real estate loan collections, $6,971,000 from the issuance of shares pursuant to our dividend reinvestment and stock purchase plan and $13,000,000 from net advances on our credit facility. During the quarter ended March 31, 2008, we suspended the dividend reinvestment provision and terminated the stock purchase provision of the plan. The cash generated from our operations and from real estate loan collections were used primarily to fund real estate loan originations of $34,108,000, and pay shareholder dividends of $14,040,000. Our cash and cash equivalents were $18,340,000 at March 31, 2008.

We will satisfy our liquidity needs from cash and liquid investments on hand, our availability from our credit facility, the availability in our margin account collateralized by our available-for-sale securities and where appropriate the sale of these securities, interest and principal payments received on outstanding real estate loans and net cash flow generated from the operation and sale of real estate assets.

Results of Operations

Interest on loans decreased by $5,007,000, or 57%, to $3,833,000 for the three months ended March 31, 2008 from $8,840,000 for the three months ended March 31, 2007. An increase in non-performing loans during the current quarter when compared to the prior years’ quarter caused $2,400,000 of the decline in interest income. The average balance of loans outstanding decreased by approximately $73.8 million, accounting for a decrease in interest income of $2,254,000. This is primarily due to reduced originations caused by a weakness in the real estate and credit markets nationally, which has limited investments in real estate and the demand for bridge financing. Decreases in the prime rate during the calendar year 2007 and the first quarter of 2008 have caused the average interest rate on the earning loan portfolio to decline to 12.50% in the three months ended March 31, 2008 from 13.02% in the three months ended March 31, 2007, which caused interest income to decrease, by $353,000.

Interest on loans decreased by $9,312,000, or 49%, to $9,615,000 for the six months ended March 31, 2008 from $18,927,000 for the six months ended March 31, 2007. An increase in non-performing loans during the current six month period when compared to the prior years’ six month period caused $4,245,000 of the decline in interest income. The average balance of loans outstanding decreased by approximately $69.3 million, accounting for a decrease in interest income of $4,242,000. This is primarily due to reduced originations caused by a weakness in the real estate and credit markets nationally, which has limited investments in real estate and the demand for bridge financing. Decreases in the prime rate during the current six month period have caused the average interest rate earned on the loan portfolio to decline to 12.73% in the six months ended March 31, 2008 from 13.34% in the six months ended March 31, 2007, which caused interest income to decrease by $825,000.

Loan fee income decreased by $694,000, or 62%, to $435,000 for the three months ended March 31, 2008 from $1,129,000 for the three months ended March 31, 2007. This category also decreased by $1,519,000, or 58%, to $1,110,000 for the six months ended March 31, 2008 from $2,629,000 for the six months ended March 31, 2007. The decreases in both the three and six month periods are the result of a decline in our loan originations over the past several quarters due to the current weakness in the real estate and credit markets.

Operating income from real estate properties increased $114,000, or 30%, for the three month period ended March 31, 2008 to $499,000 from $385,000 in the three month period ended March 31, 2007. Operating income from real estate properties increased $194,000, or 26%, for the six month period ended March 31, 2008 to $944,000 from $750,000 in the six month period ended March 31, 2007. The increase for both the three and six month periods was the result of rental revenues received from tenants at a multi-family condominium conversion property located near Orlando, Florida and a shopping center located in Stuart, Florida. The Trust acquired title to these properties by foreclosure or deed in lieu of foreclosure in December 2007 and July 2007, respectively.

Other, primarily investment income declined by $104,000, or 16%, to $536,000 in the three months ended March 31, 2008 from $640,000 in the three months ended March 31, 2007. This decline was primarily due to reduced dividend income that resulted from the sale of 101,400 shares of EPR in the current quarter.

Other, primarily investment income declined by $291,000, or 20%, to $1,142,000 in the six months ended March 31, 2008 from $1,433,000 in the six months ended March 31, 2007. This decline was primarily due to reduced dividend income that resulted from the sale of 486,200 shares of EPR in both the prior and current fiscal year.

Interest expense on borrowed funds decreased to $1,710,000 for the three months ended March 31, 2008, from $2,382,000 for the three months ended March 31, 2007, a decline of $672,000, or 28%. For the three month period ended March 31, 2008, the average outstanding balance of borrowed funds declined from $106.5 million for the three months ended March 31, 2007 to $78.2 million, the result of our paydown of the credit line with funds from loan repayments. This decline accounted for a decrease in interest expense of $453,000. A decline of 152 basis points in the interest rate paid on the credit line caused a decrease in interest expense of $164,000. The remaining decrease of $55,000 was the result of a decline in the amortization of deferred fees on our credit facility.

Interest expense on borrowed funds decreased to $3,445,000 for the six months ended March 31, 2008, from $6,237,000 for the six months ended March 31, 2007, a decline of $2,792,000, or 45%. For the six month period ended March 31, 2008, the average outstanding balance of borrowed funds declined from $144.9 million for the six months ended March 31, 2007 to $75.6 million, the result of our paydown of the credit line with funds from an equity offering of our common stock and from loan repayments. This decline accounted for a decrease in interest expense of $2,352,000. A decline of 109 basis points in the interest rate paid on the credit line caused a further decrease in interest expense of $393,000. The remaining decrease of $47,000 was the result of a decline in the amortization of deferred fees on our credit facility.

For the three and six months ended March 31, 2008, the Trust recorded $5,300,000 in provision for loan losses. Management analyzed the loan portfolio and determined that it was necessary to record this provision to reflect a decrease in the value of the collateral securing several loans. The provision was taken against three loans with an aggregate outstanding balance of $35,410,000. For the three and six month period ended March 31, 2007 there was no comparable expense.

The Advisor’s fee, which is calculated based on invested assets, decreased by $77,000, or 14%, for the three months ended March 31, 2008, to $457,000 from $534,000 for the three months ended March 31, 2007. This was a result of a decreased level of invested assets, on which the fee is based. The Advisor’s fee also decreased by $437,000, or 32%, for the six months ended March 31, 2008, to $921,000 from $1,358,000 for the six months ended March 31, 2007. This resulted from an amendment of the advisory agreement, effective January 1, 2007, which provided for a reduction in the fee. There was also a decreased level of invested assets, on which the fee is based.

Professional fees related to foreclosure activity increased to $487,000 for the three months ended March 31, 2008 from $131,000 for the three months ended March 31, 2007, an increase of $356,000, or 273%. This category also increased to $1,226,000 for the six months ended March 31, 2008 from $159,000 for the six months ended March 31, 2007, an increase of $1,067,000, or 672%. This increase is primarily the result of legal fees and expenses incurred in connection with foreclosure actions and workout activity and is directly related to increases in our non-performing loans over the last several quarters.

General and administrative expense increased $77,000, or 5%, from $1,660,000 in the three months ended March 31, 2008 to $1,737,000 in the three months ended March 31, 2007. These increases were the result of several factors. The Trust incurred increased allocated expenses, pursuant to a shared services agreement of $60,000, related primarily to additional allocation of legal and accounting time spent on foreclosure and non performing loan matters. Travel expenses increased by approximately $45,000 due to increased travel for site inspections to properties collateralizing our loans. In addition, advertising and marketing expenses increased $60,000 as the Trust continues to increase its marketing efforts seeking lending opportunities. Offsetting these increases was a decline in professional fees of $101,000 in the current quarter, primarily the result of a fee in the prior year for an independent compensation consultant retained by the compensation committee of the Board of Trustees.

General and administration expense increased $313,000, or 10%, from $3,191,000 in the six months ended March 31, 2007 to $3,504,000 in the six months ended March 31, 2008. These increases were the result of several factors. The Trust incurred increased allocated expenses, pursuant to a shared services agreement of $62,000, related primarily to additional allocation of legal and accounting time spent on foreclosure and non performing loan matters. Travel expenses increased by approximately $121,000 due to increased travel for site inspection to properties collateralizing our loans. In addition, advertising and marketing expenses increased $112,000 as the Trust continues to increase its marketing efforts seeking lending opportunities. Offsetting these increases was a decline in professional fees of $47,000 in the current quarter, primarily the result of a fee in the prior year for an independent compensation consultant retained by the compensation committee of the Board of Trustees and for legal expenses associated with the renegotiation of the advisory agreement.

Other taxes decreased by $483,000, or 87%, to $73,000 in the three months ended March 31, 2008 from $556,000 in the three months ended March 31, 2007, and decreased by $685,000, or 87%, to $100,000 in the six months ended March 31, 2008 from $785,000 in the six months ended March 31, 2007. For both periods the decline was the result of a decrease in the amount of federal excise tax recorded. The federal excise tax is based on taxable income generated during the current fiscal year, but not distributed.

Operating expenses relating to real estate properties increased $632,000, or 313%, from $202,000 in the three month period ended March 31, 2007 to $834,000 in the three month period ended March 31, 2008. Operating expenses relating to real estate properties also increased $780,000, or 194%, from $403,000 in the six month period ended March 31, 2007 to $1,183,000 in the six month period ended March 31, 2008. The increase in both periods is the result of operating expenses relating to three properties acquired by foreclosure or deed in lieu of foreclosure in the current fiscal year.

Amortization and depreciation increased $190,000 or 422%, from $45,000 in the three month period ended March 31, 2007 to $235,000 in the three month period ended March 31, 2008. For the six month period ended March 31, 2008 amortization and depreciation increased $200,000, or 256%, to $278,000 from $78,000 in the six months ended March 31, 2007. The increase in both periods is the result of depreciation expense relating to the properties recently acquired in foreclosure.

Equity in earnings of unconsolidated ventures increased $602,000 in the three months ended March 31, 2008 to $701,000 from $99,000 in the three months ended March 31, 2007. This category also increased $971,000 in the six months ended March 31, 2008 to $1,152,000 from $181,000 in the six months ended March 31, 2007. This increase in both periods is primarily the result of income received from our joint venture with the CIT Group of which $383,000 and $268,000 represent an out of period adjustment for the three and six month periods, respectively. This venture began operations in December 2006.

Gain on sale of available-for-sale securities declined $11,480,000 or 75% from $15,298,000 in both the three and six month periods ended March 31, 2007 to $3,818,000 for the three and six month periods ended March 31, 2008. In both the prior three and six month periods the Trust sold 294,800 shares of Entertainment Properties Trust and other securities. These securities, with a cost basis of $3,905,000 were sold for $19,203,000. In the current three and six month periods the Trust sold 101,400 shares of Entertainment Properties Trust. These securities, with a cost basis of $1,332,000 were sold for $5,150,000.

Income from discontinued operations increased to $1,036,000 in the three month period ended March 31, 2008 from zero in the three month period ended March 31, 2007. The discontinued operations in the quarter ended March 31, 2008 reflect a loss of $98,000 from the operations of units in a multi family condominium complex in the Orlando, Florida area and a gain of $155,000 from the sale of six units at the complex, $632,000 from the sale of a cooperative apartment unit in New York, New York, a loss of $21,000 from the operations and a gain of $266,000 from the sale of an industrial property located in South Plainfield, New Jersey and $103,000 from the operations of a shopping center in Stuart, Florida.

Income from discontinued operations increased $1,088,000 in the six month period ended March 31, 2008 to $1,446,000 from $358,000 in the six month period ended March 31, 2007. The discontinued operations in the six month period ended March 31, 2008 reflect a $145,000 loss from the operations of units in a multi family condominium complex in the Orlando, Florida area, income of $178,000 from the operations of a shopping center in Stuart, Florida, a $154,000 gain from the sale of six units at the complex, a gain of $1,026,000 from the sale of two cooperative apartment units in New York, New York, and a loss of $32,000 from the operations and $266,000 gain from the sale of an industrial property located in South Plainfield, New Jersey. The discontinued operations in the six month period ended March 31, 2007 reflects the earnings and sale of a property located in Charlotte, North Carolina.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is adjustable and is indexed to LIBOR. At March 31, 2008, approximately 99% of our loan portfolio was variable rate based primarily on the prime rate. Accordingly, changes in the prime interest rate or LIBOR would have an effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have a negative effect of approximately $286,000 on income before taxes and a one percent decline in interest rates would have a positive effect of approximately $330,000 on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At March 31, 2008, our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Tennessee, Maryland and Florida and it is subject to risks associated with the economies of these localities.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

We held our annual meeting of shareholders on March 10, 2008. At the meeting, each of the four directors nominated for election to the Board of Trustees was elected to the Board. These individuals will serve on the Board until our annual shareholders’ meeting in 2011 and until their successors are elected and qualified or until their earlier resignation. The number of shares cast for or withheld for each nominee is set forth below:

Name	Votes For	Votes Withheld
Kenneth F. Bernstein	10,439,887	76,653
Fredric H. Gould	10,433,593	82,947
Gary Hurand	10,413,062	103,478
Elie Weiss	10,439,531	77,009

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

BRT REALTY TRUST
(Registrant)

May 8, 2008	/s/ Jeffrey A. Gould
Date	Jeffrey A. Gould, President and
Chief Executive Officer

May 8, 2008	/s/ George Zweier
Date	George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)