Form 10-Q
period 2008-06-30
BRT REALTY TRUST
filed 2008-08-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

11,769,956 Shares of Beneficial Interest,
$3 par value, outstanding on August 5, 2008

Part 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share amounts)

	June 30, 2008	September 30, 2007
	(Unaudited)	(Audited)
ASSETS

Real estate loans:
Earning interest	$110,968	$185,899
Non-earning interest	70,829	63,627
	181,797	249,526
Deferred fee income	(629)	(1,268)
Allowance for possible losses	(14,270)	(8,917)
	166,898	239,341

Real estate properties, net of accumulated depreciation of $1,197 and $782	29,870	3,336
Investment in unconsolidated ventures at equity	12,779	14,167
Cash and cash equivalents	15,344	17,103
Available-for-sale securities, at market	19,751	34,936
Real estate properties held for sale	38,301	9,355
Other assets including $19 and $41 relating to real estate assets held for sale	8,348	9,871
Total Assets	$291,291	$328,109
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Borrowed funds	$12,000	$20,000
Junior subordinated notes	56,702	56,702
Mortgage payable	2,336	2,395
Accounts payable and accrued liabilities including $369 and $136 relating to real estate properties held for sale	3,345	3,631
Deposits payable	2,309	3,250
Dividends payable	7,297	6,956
Total liabilities	83,989	92,934

Commitments and contingencies	-	-
Shareholders' equity
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	-	-
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, issued 12,711 and 12,249 shares	38,133	36,746
Additional paid-in capital	166,381	160,162
Accumulated other comprehensive income –net unrealized gain on available-for-sale securities	13,751	25,097
(Distributions in excess of net income)/retained earnings	(953)	23,191
Cost of 1,162 and 1,163 treasury shares of beneficial interest	(10,010)	(10,021)
Total shareholders' equity	207,302	235,175
Total Liabilities and Shareholders' Equity	$291,291	$328,109

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008		2007	2008		2007
Revenues:
Interest on real estate loans, including $0 and $15 from related parties for the nine month periods, respectively		$3,821	$8,310		$13,436	$27,237
Loan fee income		547	1,280		1,657	3,909
Operating income from real estate properties		551	362		1,495	1,112
Other, primarily investment income		390	592		1,532	2,025
Total Revenues		5,309	10,544		18,120	34,283
Expenses:
Interest –borrowed funds		1,734	1,953		5,179	8,190
Advisor's fees, related party		451	477		1,372	1,835
Provision for loan loss		6,400	1,000		11,700	1,000
Impairment charges		4,019	-		4,019	-
Foreclosure related professional fees		438	115		1,664	290
General and administrative –including $263 and $203 to related parties for the three month periods, respectively, and $781 and $659 for the nine month periods, respectively		1,699	1,490		5,173	4,665
Other taxes		130	446		230	1,231
Operating expenses relating to real estate properties including interest on mortgage payable of $37 and $38 for the three month periods, respectively, and $112 and $115 for the nine month periods, respectively		1,384	190		2,431	593
Amortization and depreciation		191	43		469	121
Total Expenses		16,416	5,714		32,237	17,925
(Loss) Income before equity in earnings of unconsolidated joint ventures, gain on disposition of real estate related to unconsolidated joint ventures, gain on sale of available-for-sale securities, minority interest and discontinued operations		(11,107)	4,830		(14,117)	16,358
Equity in earnings of unconsolidated joint ventures		171	470		1,322	651
Gain on disposition of real estate related to unconsolidated venture		-	-		-	1,819
(Loss) Income before gain on sale of available-for-sale securities minority interest and discontinued operations		(10,936)	5,300		(12,795)	18,828
Gain on sale of available-for-sale securities		7,885	4,121		11,703	19,419
Minority interest		(41)	(15)		(95)	(46)
(Loss) Income from continuing operations		(3,092)	9,406		(1,187)	38,201
Discontinued Operations
Income from operations		213	-		78	6
Impairment charges		(2,781)	-		(2,781)	-
(Loss) Gain on sale of real estate assets		(22)	-		1,424	352
(Loss) income from discontinued operations		(2,590)	-		(1,279)	358
Net (loss) income		$(5,682)	$9,406		$(2,466)	$38,559
(Loss) Earnings per share of beneficial interest:
(Loss) Income from continuing operations	$	( .26)	$.85	$	( .10)	$3.72
(Loss) income from discontinued operations		( .22)	-		( .11)	.03
Basic and diluted (loss) earnings per share	$	( .48)	$.85	$	( .21)	$3.75

Cash distributions per common share		$.62	$.62		$1.86	$1.82

Weighted average number of common shares outstanding:
Basic		11,768,857	11,107,212		11,623,249	10,271,267
Diluted		11,768,857	11,124,022		11,623,249	10,288,928

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands except for per share amounts)

	Shares of Beneficial Interest	Additional Paid-in Capital	Accumulated Other Comprehensive Income	(Distributions In Excess of Net Income)/ Retained Earnings	Treasury Shares	Total
Balances, September 30, 2007	$36,746	$160,162	$25,097	$23,191	$(10,021)	$235,175
Shares issued – dividend reinvestment and stock purchase plan (462,315 shares)	1,387	5,584	-	-	-	6,971
Distributions – common share ($1.86 per share)	-	-	-	(21,678)	-	(21,678)
Exercise of stock options	-	(1)	-	-	11	10
Compensation expense – restricted stock	-	636	-	-	-	636
Net loss	-	-	-	(2,466)	-	(2,466)
Other comprehensive loss - net unrealizedloss on available-for-sale securities (net of reclassification adjustment for gains included in net income of $11,006)	-	-	(11,346)	-	-	(11,346)
Comprehensive loss	-	-	-	-	-	(13,812)
Balances, June 30, 2008	$38,133	$166,381	$13,751	$(953)	$(10,010)	$207,302

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,466)	$38,559
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	11,700	1,000
Impairment charges	6,800	-
Amortization and depreciation	1,020	822
Amortization of deferred fee income	(1,613)	(3,612)
Amortization of restricted stock and stock options	636	576
Gain on sale of available-for-sale securities	(11,703)	(19,419)
Net gain on sale of real estate assets from discontinued operations	(1,424)	(352)
Equity in earnings of unconsolidated joint ventures	(1,322)	(651)
Gain on disposition of real estate related to unconsolidated real estate venture	-	(1,819)
Distribution of earnings of unconsolidated joint ventures	1,666	5,334
Increase in straight line rent	(12)	(124)
Increases and decreases from changes in other assets and liabilities:
Decrease in interest and dividends receivable	1,308	817
Increase in prepaid expenses	(170)	(1,524)
Decrease in accounts payable, accrued liabilities and deposits payable	(1,227)	(2,630)
Increase in deferred costs	(463)	(309)
Other	56	(32)
Net cash provided by operating activities	$2,786	$16,636

Cash flows from investing activities:
Collections from real estate loans	$32,399	$116,338
Sale or additions of participation interests	-	(5,750)
Repurchase of participation interest	-	635
Additions to real estate loans	(35,791)	(85,200)
Net costs capitalized to real estate owned	(1,284)	(60)
Collection of loan fees	1,300	2,243
Proceeds from sale of real estate owned	5,480	625
Purchase of available-for-sale securities	-	(49)
Proceeds from sale of available-for-sale securities	15,541	24,506
Contributions to unconsolidated ventures	(1,068)	(12,238)
Distributions of capital of unconsolidated ventures	1,293	5,397
Net cash provided by investing activities	$17,870	$46,447

Cash flows from financing activities:
Proceeds from borrowed funds	$31,000	$103,000
Repayment of borrowed funds	(39,000)	(227,464)
Mortgage amortization	(59)	(57)
Cash distribution –common shares	(21,337)	(16,032)
Exercise of stock options	10	20
Proceeds from issuance of shares – dividend reinvestment and stock purchase plan	6,971	3,480
Net proceeds from secondary offering	-	77,094
Net cash used in financing activities	$(22,415)	$(59,959)
Net (decrease) increase in cash and cash equivalents	(1,759)	3,124
Cash and cash equivalents at beginning of period	17,103	8,393
Cash and cash equivalents at end of period	$15,344	$11,517
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,741	$8,398
Non cash investing and financing activity:
Seller financing provided for sale of real estate	$-	$2,560
Reclassification of loans to real estate upon foreclosure	$64,446	-
Accrued distributions	$7,297	$6,891

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Organization and Background

BRT Realty Trust is a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts. Our principal business is to generate income by originating and holding for investment, for our own account, senior and junior real estate mortgage loans secured by real property. The Trust may also participate as both an equity investor in, and as a mortgage lender to, joint ventures which acquire income producing properties.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2008 and for the nine months ended June 30, 2008 and June 30, 2007 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine months ended June 30, 2008 are not necessarily indicative of the results for the full year.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries and its majority-owned or controlled real estate entities. With respect to its unconsolidated joint ventures, as the Trust (i) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, and (ii) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities –an interpretation of ARB No.5,” it has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes. Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT" or the "Trust."

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

Note 3 - Shareholders' Equity

Distributions

During the quarter ended June 30, 2008, BRT declared a cash distribution to shareholders of $.62 per share. This distribution totaled $7,297,000 and was paid July 7, 2008 to shareholders of record on June 25, 2008.

Stock Options

As of June 30, 2008, there were 22,500 stock options outstanding. All of these options are exercisable. During the quarter and nine months ended June 30, 2008, 1,250 options were exercised. Proceeds from these options totaled approximately $10,000.

Dividend Reinvestment and Stock Purchase Plan

During the quarter ended March 31, 2008, the Trust suspended the dividend reinvestment provision and terminated the stock purchase provision of the plan.

Note 3 - Shareholders' Equity (Continued)

Restricted Shares

As of June 30, 2008, 231,340 restricted shares were issued under the Trust’s 2003 incentive plan. The total number of shares allocated to this plan is 350,000. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier. Since inception of the plan, 33,050 shares have vested. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, but is included in the earnings per share computation. In 2006, the Trust adopted the provisions of Financial Accounting Standards Board (“FASB”) No. 123 (R), “Share-Based Payment (revised 2004).” These provisions require that the estimated fair value of restricted stock at the date of grant be amortized ratably into expense over the appropriate vesting period. For the three months ended June 30, 2008 and 2007, the Trust recorded $226,000 and $148,000 of compensation expense, respectively and for the nine months ended June 30, 2008 and June 30, 2007, the Trust recorded $636,000 and $576,000 of compensation expense, respectively, as a result of the outstanding restricted shares. At June 30, 2008, $2,549,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately three years.

Per Share Data

Basic earnings per share were determined by dividing net (loss) income for the period by the weighted average number of common shares outstanding during each period.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Trust.

The following table sets forth the computation of basic and diluted shares:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Basic	11,768,857	11,107,212	11,623,249	10,271,267
Effect of dilutive securities	-	16,810	-	17,661
Diluted (1)	11,768,857	11,124,022	11,623,249	10,288,928

(1) The impact of dilutive securities is not included in the computation of loss per share for the three and nine months ended June 30, 2008, as the inclusion of such common share equivalents would be anti-dilutive.

Note 4 - Real Estate Loans

At June 30, 2008, information as to real estate loans is summarized as follows (dollar amounts in thousands):

First mortgage loans	Earning Interest	Non-Earning Interest	Total	Allowance For Possible Losses (1)	Real Estate Loans, Net
Multi-family residential	$2,687	$52,495	$55,182	$(11,730)	$43,452
Condominium units (existing rental multi-family units)	31,348	7,568	38,916	(2,115)	36,801
Hotel condominium units	5,254	-	5,254	-	5,254
Land	21,160	6,164	27,324	(425)	26,899
Shopping center/retail	30,691	-	30,691	-	30,691
Office	13,500	-	13,500	-	13,500
Residential	23	2,700	2,723	-	2,723
Industrial	1,055	-	1,055	-	1,055
Second mortgage loans
Multi-family residential	5,250	-	5,250	-	5,250
Shopping center/retail	-	1,902	1,902	-	1,902
	110,968	70,829	181,797	(14,270)	167,527
Deferred fee income	(454)	(175)	(629)	-	(629)
Real estate loans, net	$110,514	$70,654	$181,168	$(14,270)	$166,898

(1) All allowance for possible losses relate to non-earning loans.

At June 30, 2008, 11 non-earning loans were outstanding to eight separate, unrelated borrowers having an aggregate outstanding principal balance of $70,829,000, representing 39% of total real estate loans and 24% of total assets, compared with seven non-earning loans with an aggregate principal balance of $63,627,000, representing 26% of total real estate loans and 19% of total assets at September 30, 2007. The Trust recognized $195,000 cash basis interest on non-earning loans in the three month period ended June 30, 2008 and recognized $244,000 in the nine month period ended June 30, 2008.

On July 7, 2008, the Trust acquired by foreclosure title to six properties in the Nashville, Tennessee area. These properties, which were subject to a cancelled contract of sale, were the collateral for four non-earning loans with an aggregate principal balance of $36,430,000, before loan loss allowances of $4,450,000, on two of the four loans, recorded in the quarter ended June 30, 2008. These properties were owned by separate borrowers controlled by an individual, who is currently incapacitated. These properties are all multi-family residential properties containing an aggregate of 788 units.

On July 21, 2008, the Trust acquired by foreclosure, title to a 483 multi-family apartment complex in Fort Wayne, Indiana. At June 30, 2008, the gross principal balance of this loan, reported as non-earning, was $13,672,000, before loan loss allowances of $5,330,000 recorded in prior periods and $1,100,000 recorded in the quarter ended June 30, 2008.

Note 4 - Real Estate Loans (Continued)

A summary of the changes in non-earning loans before allowance for possible losses of $14,270,000 for the three and nine months ended June 30, 2008 is as follows (dollar amounts in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2008
Beginning principal balance	$72,698	$63,627
Additions	-	58,680
Protective advances	(415)	905
Total additions	$(415)	$59,585
Payoffs and paydowns	1,454	5,678
Reclassified to performing	-	1,138
Transferred to owned real estate	-	45,567
Total reductions	$1,454	$52,383
Principal balance at June 30, 2008	$70,829	$70,829

At June 30, 2008, five separate, unaffiliated borrowers had loans outstanding in excess of 5% of the total portfolio. Information regarding these loans is set forth in the table below:

Balance	# of Loans	% of Gross Loans	% of Assets	Type / Number	State / (Number)	Status
$39,130,000	5	21.52%	13.43%	Multi-family(4)/ residential (1)	TN (4) NY (1)	Non-earning(a)
36,691,000	19	20.18%	12.60%	Existing office with retail land/assemblage	NJ	Performing
26,075,000	1	14.34%	8.95%	Multi-family, condo redevelopment	NY	Performing
13,672,000	1	7.52%	4.69%	Multi-family	IN	Non-earning(b)
12,000,000	1	6.60%	4.12%	Office	MD	Performing

(a) All of the Tennessee properties were acquired by foreclosure on July 7, 2008.
(b) This property was acquired by foreclosure on July 21, 2008.

Note 5 - Allowance for Possible Loan Losses

The Trust added an additional $6,400,000 to its existing loan loss allowance in the quarter ended June 30, 2008.
An analysis of the loan loss allowance for the three and nine months ended June 30, 2008 is as follows (dollar amounts in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2008
Balance at beginning of period	$7,870	$8,917
Provision for loan loss	6,400	11,700
Charge-offs	-	(6,347)
Balance at end of period	$14,270	$14,270

The allowance for possible losses applies to six loans aggregating $50,357,000 at June 30, 2008, all of which are non-earning.

Note 6 – Impairment Charges

The Trust recorded $6,800,000 in impairment charges in the quarter and nine months ended June 30, 2008 as follows:

Real estate properties	$2,969,000
Investment in unconsolidated joint venture at equity	1,050,000
4,019,000
Real estate properties held for sale	2,781,000
Total impairment charges	$6,800,000

The Trust reviews each real estate asset owned, including investments in unconsolidated joint ventures, for which indicators of impairment are present to determine whether the carrying amount of the asset can be recovered. Measurement is based upon the fair value of the asset. Real estate assets held for sale are valued at the lower of cost or fair value, less costs to sell, on an individual asset basis. Based on current market conditions and the market value of its properties the Trust recorded an impairment charge of $ 6,800,000 in connection with certain real estate properties, real estate properties held for sale and investment in unconsolidated joint ventures.

Note 7 - Real Estate Properties

A summary of changes in the real estate properties is shown below (dollar amounts in thousands):

	Balance 9/30/07	Additions (2)	Improvements	Depreciation	Transfers to held for sale	Impairment Charges	Balance 6/30/08
Commercial	$3,272	-	-	$(85)	-	-	$3,187
Multi-family (1)	64	$28,619	$1,249	(330)	$(10,387)	$(2,969)	16,246
Land	-	10,437	-	-	-	-	10,437
Total	$3,336	$39,056	$1,249	$(415)	$(10,387)	$(2,969)	$29,870

(1) Includes cooperative and condominium units.
(2) Represents additions by foreclosure or deed in lieu of foreclosure.

In the quarter ended June 30, 2008, the Trust transferred $6,459,000 of real estate properties to held for sale.

Note 8 – Real Estate Properties Held for Sale

During the quarter ended June 30, 2008, the Trust sold a parcel of vacant land in Stuart, Florida, acquired by deed in lieu of foreclosure in July 2007. This property had a book value of $1,714,000 at the time of sale. The Trust also sold three condominium units, which had an aggregate book basis of $289,000, at the time of sale. The Trust recognized an aggregate gain of $25,000 on these sales.

In July 2008, the Trust sold a shopping center in Stuart, Florida. This property was sold for its approximate book value of $5,645,000 after an impairment charge of $630,000 recorded during the quarter ended June 30, 2008.

Note 8 –Real Estate Properties Held for Sale (Continued)

A summary of changes in real estate properties held for sale is shown below (dollar amounts in thousands):

	Balance 9/30/07	Additions (4)	Transfers from Real Estate Properties	Improvements	Sales	Impairment Charges		Balance 6/30/08
Commercial	$7,982	-	-	$7	$(1,714)		$(630)	$5,645
Industrial	1,373	-	-	-	(1,373) (1)		-	-
Multi-family (3)	-	$25,361	$10,387	28	(969) (2)		(2,151)	32,656
Total	$9,355	$25,361	$10,387	$35	$(4,056)	$	(2,781)	$38,301

(1) Includes $1,373 sold in prior quarters
(2) Includes $680 sold in prior quarters
(3) Includes cooperative and condominium units
(4) Represents additions by foreclosure or deed in lieu of foreclosure

Note 9 – Investment in Unconsolidated Joint Ventures at Equity

BRT Funding LLC

On November 2, 2006, BRT Joint Venture I LLC, a wholly owned subsidiary of the Trust (which is referred to as the BRT member), entered into a joint venture agreement with and among (1) CIT Capital USA, Inc., which is referred to as the CIT member and which is a wholly owned subsidiary of CIT Group, Inc., which is involved in the real estate lending business, and (2) BRT Funding LLC, a limited liability company established under the laws of the State of Delaware, which is referred to as the joint venture. The joint venture engages in the business of investing in short-term commercial real estate loans for terms of six months to three years, commonly referred to as bridge loans. The BRT member is the managing member of the joint venture. The agreement provides for capitalization of the joint venture to be funded 25% by the BRT member and 75% by the CIT member, and all major decisions require the approval of both members.

The BRT member is responsible for the payment of a fee to a merchant bank for arranging the transaction and securing capital from the CIT member. The fee, which is 4% of the CIT member’s capital and is paid as the CIT member funds its capital contribution, is being amortized over five years. The CIT member has contributed $37,277,000 in capital to the joint venture as of June 30, 2008 and a fee of $1,491,000 has been incurred. Amortization of the fee totaled $76,000 and $230,000 for the three and nine month periods ended June 30, 2008, respectively, and is shown as a reduction in equity in earnings of unconsolidated joint ventures.

The Trust has agreed to present all loan proposals received by it to the joint venture for its consideration on a first refusal basis, under procedures set forth in the joint venture agreement, until the joint venture originates loans with an aggregate principal amount of $100 million (or, in the event that a line of credit at the maximum level is obtained, $150 million).

Note 9 –Investment in Unconsolidated Joint Ventures at Equity (Continued)

Unaudited condensed financial information regarding the joint venture is shown below (dollar amounts in thousands):

Condensed Balance Sheet	June 30, 2008
Cash	$1,699
Real estate loans, net of deferred fees	44,227
Accrued interest receivable	59
Owned real estate	1,405
Other assets	20
Total assets	$47,410
Escrow and deposits payable	$214
Other liabilities	57
Equity	47,139
Total liabilities and equity	$47,410

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2008		June 30, 2007
Condensed Statement of Operations
Interest and fees on loan	$833	$3,713	$1,624	$2,307
Operating expenses	214	370	1	1

Net income attributable to members	$619	$3,343	$1,623	$2,306
Company share of net income	$217	$1,231	$509	$722
Amount recorded in income statement (1)	$141	$1,269	$455	$593

(1)
This amount is net of $76,000 and $230,000 in the three and nine months ended June 30, 2008, respectively, and $54,000 and $129,000 in the three and nine months ended June 30, 2007, respectively, of amortization of the fee that the Trust paid to a merchant bank for arranging the transaction with the CIT member. This amount also includes a management allocation equal to 1% per annum of the loan portfolio, as defined, of $51,000 and $528,000 in the three and nine month periods ended June 30, 2008, respectively, paid to the BRT member. The nine month period includes an out of period adjustment of $268,000 pertaining to the fiscal year ended September 30, 2007.

At June 30, 2008, information as to real estate loans held by the joint venture is summarized as follows (dollar amounts in thousands):

First mortgage loans	Total	Earning Interest	Not Earning Interest
Multi-family residential	$38,475	$11,633	$26,842
Land	5,928	5,928	-
	44,403	17,561	26,842
Deferred fee income	(176)	(34)	(142)
Real estate loans, net	$44,227	$17,527	$26,700

Note 9 –Investment in Unconsolidated Joint Ventures at Equity (Continued)

Other Real Estate Ventures

The Trust is also a partner in unconsolidated joint ventures which own and operate six properties.

The real estate ventures generated $30,000 and $15,000 in equity earnings for the three months ended June 30, 2008 and 2007, respectively, and $53,000 and $57,000 for the nine months ended June 30, 2008 and 2007, respectively.

Note 10 –Available-For-Sale Securities

Included in available-for-sale securities are 332,576 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $4,369,000 and a fair market value at June 30, 2008 of $16,443,000.

During the quarter ended June 30, 2008, BRT sold 190,824 shares of Entertainment Properties Trust for $10,391,000. The book basis of these securities was $2,506,000. Accordingly, the Trust recognized a gain from these sales of $7,885,000.

Subsequent to the quarter end and through August 5, 2008, the Trust sold 191,287 shares of Entertainment Properties Trust for $10,331,000. The book basis of these securities was $2,513,000. Accordingly, the Trust will recognize a gain from these sales of approximately $7,818,000.

Note 11 –Borrowed Funds

The Trust has a $185 million revolving credit facility with Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. The credit facility bears interest at LIBOR + 225 basis points. The credit facility matures on February 2, 2009. At its option the Trust may extend the term of the credit facility for one year for a fee of $462,500. Under the credit facility, the Trust is required to maintain cash or marketable securities at all times of not less than $15 million. The amount which can be outstanding under the revolving credit facility may not exceed an amount equal to the sum of (1) 65% of our earning first mortgages, plus (2) 50% of our earning second mortgages and (3) 50% of the fair market value of certain of our owned real estate, all of which are pledged to the lending banks as collateral and the sum of (2) and (3) may not exceed 15% of the borrowing base or $22.5 million. At June 30, 2008, $63 million was available and $12 million was outstanding. As of the date of this filing, there was no outstanding balance on the credit facility.

The following is summary information relating to our credit facility.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Average balance	$28,967,000	$26,747,000	$22,234,000	$62,751,000
Outstanding balance at period end	$12,000,000	$17,000,000	$12,000,000	$17,000,000
Weighted average interest rate during the period	4.89%	7.58%	5.78%	7.56%
Weighted average interest rate at period end	4.71%	7.57%	4.71%	7.57%

The weighted average interest rates do not reflect the effect of deferred fee amortization of $116,000 and $170,000 for the three months ended June 30, 2008 and 2007, respectively, and $419,000 and $484,000 for the nine months ended June 30, 2008 and 2007, respectively, which is a component of interest expense. These fees are being amortized over the life of the credit facility. At June 30, 2008, there was $270,000 of unamortized deferred fees, which is included in other assets.

Note 11 –Borrowed Funds (Continued)

In addition to the credit facility, the Trust has the ability to borrow funds through its two margin accounts. In order to maintain one of the accounts, the Trust pays an annual fee equal to .3% of the market value of the pledged securities, which is included in interest expense. Marketable securities, with a fair market value at June 30, 2008 of approximately $19.8 million, were pledged as collateral. The following is a summary information relating to the margin accounts:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
Average balance	-	-	-	$4,935,000
Outstanding balance at period end	-	-	-	-
Weighted average interest rate during the period	N/A	N/A	N/A	7.51%
Weighted average interest rate at period end	N/A	N/A	N/A	N/A

Note 12 –Junior Subordinated Notes

In April 2006, BRT issued $30,928,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of BRT. Statutory Trust II was formed to issue $928,000 of its common securities to BRT and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. Dividends are paid to the security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after April 2011, without penalty, at BRT’s option. Issuance costs of $944,500 are being amortized over the intended 10-year holding period of the notes. At June 30, 2008 unamortized issuance costs totaled $739,000.

In March 2006, BRT issued $25,774,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of BRT. Statutory Trust I was formed to issue $774,000 of its common securities to BRT and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. Dividends are paid to security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after March 2011, without penalty, at BRT’s option. Issuance costs of $822,000 are being amortized over the intended 10- year holding period of the notes. At June 30, 2008 unamortized issuance costs totaled $635,000.

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

Note 13 –Comprehensive Income

Comprehensive (loss) income for the three and nine month periods was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(5,682)	$9,406	$(2,466)	$38,559
Other comprehensive loss –Unrealized loss on available for- sale securities	(6,816)	(8,452)	(11,346)	(11,443)
Comprehensive (loss) income	$(12,498)	$954	$(13,812)	$27,116

Note 14 –New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations –a replacement of FASB Statement No. 141”, which applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141(R) (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Trust is currently evaluating the impact of SFAS No. 141(R) and the effect that such pronouncement will have on its financial statements.

In December 2007, the FASB issued Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No 51”. SFAS 160 requires non-controlling interest in a consolidated subsidiary to be displayed in the statement of financial position as a separate component of equity and earnings and losses attributable to non-controlling interests are no longer reported as part of consolidated earnings, rather they are disclosed on the face of the income statement. This statement is effective in fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Trust is currently evaluating the impact that the adoption of FAS 160 will have on its consolidated financial statements.

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

Overview

We are a real estate investment trust, also known as a REIT, organized as a business trust in 1972, under the laws of the Commonwealth of Massachusetts. We primarily originate, hold for investment and service mortgage loans and our primary source of revenues is interest income, which is the interest that our borrowers pay on our loans. A lesser source of revenues is loan fee income generated on the origination and extension of loans, operating income from real estate properties (including income producing properties acquired in foreclosure or by deed in lieu of foreclosure) and investment income. Our results of operations in any fiscal period is most affected by (i) the principal amount of loans originated and the payoff and pay down of outstanding mortgage loans (both factors significantly affecting the average balance of loans outstanding during any such period), (ii) non-earning loans during any such period, and (iii) the allowance for possible losses taken in any such period. These factors impact, to a significant extent, revenues and net income earned during any fiscal period. Our net income has benefited significantly in the current and prior fiscal years from gains on the sale of securities, primarily shares of Entertainment Properties Trust (EPR).

During the second half of our fiscal year ending September 30, 2007, we realized an increase in the number of borrowers defaulting on their monetary obligations to us, primarily non-payment of interest. This trend has continued to date. We attribute these defaults primarily to reduced liquidity in the credit markets. The credit crisis has had a significant effect on us since it has negatively impacted sales and financing activity related to commercial real estate. A significant decrease in the availability of residential mortgages has resulted in a decrease in demand for individual residential condominium units. As a result, our borrowers engaged in the sale of residential condominium units in connection with condominium conversions were unable to close on the sale of units and therefore were unable to service and repay their debt to us. In addition, the tightening of credit standards by banks and other lending institutions directly impacted the ability of a number of our borrowers to refinance and repay their loans as they matured.

The credit crisis and the negative effects on the real estate markets, which have been well publicized, have had the following impact on our business: (a) at June 30, 2008, 11 outstanding loans, aggregating $70,829,000 in principal amount, were categorized as non-earning, (b) at June 30, 2008, foreclosure actions were pending with respect to nine loans with an aggregate principal balance of $66,227,000 (of which five were completed subsequent to June 30, 2008 with the Trust acquiring fee title to seven properties collateralizing mortgage loans having a principal balance at June 30, 2008 of $50,103,000), (c) at June 30, 2008, we owned $64,985,000 of real estate assets, acquired in foreclosure or by deed in lieu of foreclosure, (d) in the three months ended June 30, 2008, we added $6,400,000 to our loan loss allowances and had a total of $14,270,000 of loan loss allowances outstanding against non-earning loans of $70,829,000, (e) in the quarter ended June 30, 2008, we recorded an impairment charge of $5,750,000 against our real estate properties, including those held for sale, and a $1,050,000 impairment charge against the value of our equity in one of our joint ventures, and (f) there were no loan originations in the quarter ended June 30, 2008 and there has been a significant decrease in our loan originations in the nine months ended June 30, 2008, compared to the same periods in the prior fiscal year. We cannot predict when the adverse trends in the real estate and credit markets will stabilize or reverse. Until they do, it is likely that we will experience more borrower defaults, additional foreclosure actions (with an increase in expenses incurred in pursuing such actions), acquiring fee title to additional properties in foreclosure or by deed in lieu of foreclosure and a likely continuation or reduced origination activity all of which would contribute to reductions in our revenues, net income or increased losses and cash distributions to shareholders.

Despite the problems mentioned above, we note that substantially all our mortgage loans are secured by first liens, and our short-term debt at June 30, 2008 was $12,000,000, or 6% of our shareholders’ equity, and 4% of our total assets. In July 2008, we paid all amounts outstanding under our credit facility and therefore we currently have no short term debt. We continue to seek new mortgage lending opportunities, actively pursue foreclosure actions against defaulting borrowers, operate, stabilize, improve and maintain properties acquired by us in foreclosure and deed in lieu of foreclosure, and dispose of those properties for which we can receive satisfactory prices.

Liquidity and Capital Resources

We have a $185 million revolving credit facility with a group of banks consisting of Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. This facility matures on February 1, 2009 and may be extended at our option for one year. The amount which can be outstanding under the revolving credit facility may not exceed an amount equal to the sum of (1) 65% of our earning first mortgages, plus (2) 50% of our earning second mortgages and (3) 50% of the fair market value of certain of our owned real estate, all of which are pledged to the lending banks as collateral, and the sum of (2) and (3) may not exceed 15% of the borrowing base or $22.5 million. At June 30, 2008, $63 million was available, of which $12 million was outstanding. A decline in the balance of earning assets will reduce availability under the terms of the credit facility. As of the date of this filing, there was no outstanding balance under the credit facility and approximately $54 million is available.

We also have the ability to borrow under margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to 50% of the market value of the shares we own. At June 30, 2008, $9.8 million was available under the margin lines of credit, of which there was no outstanding balance. As of August 5, 2008 approximately $5,300,000 was available under the margin lines of credit of which there was no outstanding balance. If the value of the EPR shares (our principal securities investment) were to decline, the available funds under the margin lines of credit would decline and we could be required to repay a portion or all of any margin loan outstanding.

During the nine months ended June 30, 2008, we generated cash of $2,786,000 from operations, $32,399,000 from real estate loan collections, $15,541,000 from the sale of securities, $5,480,000 from the sale of real estate assets and $6,971,000 from the issuance of shares pursuant to our dividend reinvestment and stock purchase plan. We have suspended the dividend reinvestment provision and terminated the stock purchase provision of the plan. The cash generated from our operations and other activities were used primarily to fund real estate loan originations of $35,791,000, pay shareholder dividends of $21,336,000 and paydown our credit facility a net of $8,000,000. Our cash and cash equivalents were $15,344,000 at June 30, 2008.

We will satisfy our liquidity needs from cash and liquid investments on hand, availability under our credit facility, availability in our margin account collateralized by our available-for-sale securities and where appropriate the sale of these securities, interest and principal payments received on outstanding real estate loans and net cash generated from the operation and sale of real estate assets.

Cash Distribution Policy

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our shareholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT for federal taxation purposes, we may be subject to certain state and local taxes on our income and to federal income taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder) and are subject to federal excise taxes on our undistributed income.

It is our intention to pay to our shareholders no less than 90% of our taxable income within the time periods prescribed by the Internal Revenue Code. It will continue to be our policy to make sufficient cash distributions to shareholders in order for us to maintain our REIT status under the Internal Revenue Code. All dividends are made at the discretion of our Board of Trustees and depend on our taxable income, our financial condition, maintenance of our REIT status and such other factors as our Board of Trustees may deem relevant from time to time. We give no assurance that we will be able to pay dividends in the future.

We report on a calendar year basis for tax purposes. In the 2007 calendar year, we recognized a significant capital gain, due to the sale of securities. Under the Internal Revenue Code, we are required to either pay the federal income tax applicable to the gain not distributed to our shareholders (at corporate rates) or to distribute the entire gain to our shareholders, who would then pay federal income taxes substantially at the individual capital gains rate. In order to avoid the income tax at the company level, any portion of the gain not previously distributed must be declared as a dividend prior to the due date of our federal tax return, as extended (September 15, 2008), and paid by with our October 2008 regular quarterly distribution. Our Board of Trustees will consider this issue at its September 8, 2008 Board meeting. Management will recommend to the Board that a regular quarterly dividend of $.62 per share be declared to be paid in October 2008 and that a special dividend of approximately $8.2 million ($.70 per share), representing the portion of the gain not yet distributed, also for payment in October 2008 be declared.

Results of Operations

Interest on loans decreased by $4,489,000, or 54%, to $3,821,000 for the three months ended June 30, 2008 from $8,310,000 for the three months ended June 30, 2007. The average balance of loans outstanding decreased by approximately $77.2 million, accounting for a decrease in interest income of $2,459,000. This is due to reduced originations caused by a weakness in the real estate and credit markets nationally, which has limited investments in real estate and the demand for bridge financing. Also contributing is an increase in non-earning loans during the current quarter when compared to the prior year’s quarter resulting in $1,470,000 of the decline in interest income. Additionally, decreases in the prime rate since June 2007 have caused the average interest rate on the earning loan portfolio to decline to 12.43% in the three months ended June 30, 2008 from 13.31% in the three months ended June 30, 2007, which caused interest income to decrease by $560,000.

Interest on loans decreased by $13,801,000, or 51%, to $13,436,000 for the nine months ended June 30, 2008 from $27,237,000 for the nine months ended June 30, 2007. The average balance of loans outstanding decreased by approximately $71.9 million, accounting for a decrease in interest income of $6,644,000. This is due to reduced originations caused by a weakness in the real estate and credit markets nationally, which has limited investments in real estate and the demand for bridge financing. Additionally, an increase in non-earning loans during the current nine month period when compared to the prior year’s nine month period caused $5,715,000 of the decline in interest income. In addition, decreases in the prime rate have caused the average interest rate earned on the loan portfolio to decline to 12.64% in the nine months ended June 30, 2008 from 13.37% in the nine months ended June 30, 2007, which caused interest income to decrease by $1,442,000.

Loan fee income decreased by $733,000, or 57%, to $547,000 for the three months ended June 30, 2008 from $1,280,000 for the three months ended June 30, 2007. This category also decreased by $2,252,000, or 58%, to $1,657,000 for the nine months ended June 30, 2008 from $3,909,000 for the nine months ended June 30, 2007. The decreases in both the three and nine month periods are the result of a significant decline in our loan originations over the past several quarters due to the current weakness in the real estate and credit markets.

Operating income from real estate properties increased by $189,000, or 52%, for the three month period ended June 30, 2008 to $551,000 from $362,000 in the three month period ended June 30, 2007. Operating income from real estate properties increased by $383,000, or 34%, for the nine month period ended June 30, 2008 to $1,495,000 from $1,112,000 in the nine month period ended June 30, 2007. The increase for both the three and nine month periods was primarily the result of rental revenues received from tenants at a multi-family condominium conversion property located near Orlando, Florida. The Trust acquired title to this property by foreclosure in December 2007.

Other, primarily investment income declined by $202,000, or 34%, to $390,000 in the three months ended June 30, 2008 from $592,000 in the three months ended June 30, 2007. This decline was primarily due to reduced dividend income that resulted from the sale of 292,224 shares of EPR in the current fiscal year. Other, primarily investment income declined by $493,000, or 24%, to $1,532,000 in the nine months ended June 30, 2008 from $2,025,000 in the nine months ended June 30, 2007. This decline was primarily due to reduced dividend income that resulted from the sale of 677,024 shares of EPR in both the prior and current fiscal year.

Interest expense on borrowed funds decreased to $1,734,000 for the three months ended June 30, 2008, from $1,953,000 for the three months ended June 30, 2007, a decline of $219,000, or 11%. A decline of 269 basis points in the interest rate paid on the credit facility caused a decrease in interest expense of $195,000. There was also a decrease of $63,000 as a result of a decline in the amortization of deferred fees on our credit facility. These declines were offset by an increase of $39,000 in interest expense resulting from an increase in the average outstanding balance of borrowed funds of $2.3 million, from $26.7 million in the three months ended June 30, 2007 to $29 million in the three months ended June 30, 2008. Interest expense on borrowed funds decreased to $5,179,000 for the nine months ended June 30, 2008, from $8,190,000 for the nine months ended June 30, 2007, a decline of $3,011,000, or 37%. For the nine month period ended June 30, 2008, the average outstanding balance of borrowed funds declined $40.6 million from $62.8 million for the nine months ended June 30, 2007 to $22.2 million, the result of our paydown of the credit facility with funds from an equity offering of our common stock and from loan repayments. This decline accounted for a decrease in interest expense of $2,200,000. A decline of 178 basis points in the interest rate paid on the credit facility caused a further decrease in interest expense of $700,000. The remaining decrease of $111,000 was the result of a decline in the amortization of deferred fees on our credit facility.

The Advisor’s fee, which is calculated based on invested assets, decreased by $26,000, or 6%, for the three months ended June 30, 2008, to $451,000 from $477,000 for the three months ended June 30, 2007. This was a result of a decreased level of invested assets, on which the fee is based. The Advisor’s fee also decreased by $463,000, or 25%, for the nine months ended June 30, 2008, to $1,372,000 from $1,835,000 for the nine months ended June 30, 2007. This resulted from an amendment of the advisory agreement, effective January 1, 2007, which provided for a reduction in the fee. Additionally, there was also a decreased level of invested assets, on which the fee is based.

For the three months ended June 30, 2008, the Trust recorded a $6,400,000 provision for loan losses. Management analyzed the loan portfolio and determined that it was necessary to record this provision to reflect a decrease in the value of the collateral securing several loans. The provision was taken against four loans with an aggregate outstanding balance of $38,695,000. In the three month period ended June 30, 2007, the Trust recorded a $1,000,000 provision for loan loss. This provision was taken against one loan with an outstanding balance of $10,250,000.

For the nine months ended June 30, 2008, the Trust recorded an $11,700,000 provision for loan losses. This provision was taken against six loans with an aggregate principal balance of $61,193,000. In the nine month period ended June 30, 2007, the Trust recorded a $1,000,000 provision for loan loss. This provision was taken against a loan with an outstanding balance of $10,250,000.

For the three and nine months ended June 30, 2008, the Trust recorded $4,019,000 in impairment charges with respect to its owned real estate and its equity investment in a joint venture. Management analyzed its real estate properties and joint ventures and determined that this provision was necessary to reflect a decline in the value of certain properties in the Trust’s real estate portfolio and a decline in the value of one of the Trust’s joint ventures.

Foreclosure related professional fees increased to $438,000 for the three months ended June 30, 2008 from $115,000 for the three months ended June 30, 2007, an increase of $323,000, or 280%. This category also increased to $1,664,000 for the nine months ended June 30, 2008 from $290,000 for the nine months ended June 30, 2007, an increase of $1,374,000, or 475%. This increase is the result of legal fees and expenses incurred in connection with foreclosure actions and workout activity and is directly related to increases in our non-earning loans over the last several quarters.

General and administrative expense increased $179,000, or 12%, from $1,490,000 in the three months ended June 30, 2007 to $1,669,000 in the three months ended June 30, 2008. These increases were the result of several factors. The Trust incurred increased allocated expenses, pursuant to a shared services agreement of $60,000, related primarily to additional allocation of legal and accounting time spent on foreclosure and non-earning loan matters. Payroll and related expenses increased by approximately $155,000 due to increased staffing, increased salary expense and amortization of restricted stock. There was also an increase in professional fees of $60,000 due to increased auditing work and general legal work. Offsetting these increases was a decline in advertising and marketing expenses of $48,000 as the Trust has reduced its advertising in the current period and a decline in travel and related expenses of $34,000 in the current quarter.

General and administration expense increased $508,000, or 11%, from $4,665,000 in the nine months ended June 30, 2007 to $5,173,000 in the nine months ended June 30, 2008. These increases were the result of several factors. The Trust incurred increased allocated expenses, pursuant to a shared services agreement, of $122,000, related primarily to additional allocation of legal and accounting time spent on foreclosure and non-earning loan matters. Travel expenses increased by approximately $88,000 due to increased travel for site inspections to properties collateralizing our loans and marketing expenses increased by $64,000. Payroll and related expenses also increased by $186,000, the result of increased staffing levels, increased salary expense and amortization of restricted stock. There was also an increase in professional fees of $29,000 due to increased auditing work and general legal work.

Other taxes decreased by $316,000, or 71%, to $130,000 in the three months ended June 30, 2008 from $446,000 in the three months ended June 30, 2007, and decreased by $1,001,000, or 81%, to $230,000 in the nine months ended June 30, 2008 from $1,231,000 in the nine months ended June 30, 2007. For both periods the decline was the result of a decrease in the amount of federal excise tax recorded. The federal excise tax is based on taxable income generated during the current year, but not distributed.

Operating expenses relating to real estate properties increased $1,194,000, or 623%, from $190,000 in the three month period ended June 30, 2007 to $1,384,000 in the three month period ended June 30, 2008. Operating expenses relating to real estate properties also increased $1,838,000, or 310%, from $593,000 in the nine month period ended June 30, 2007 to $2,431,000 in the nine month period ended June 30, 2008. The increase in both periods is the result of operating expenses relating to four properties acquired by foreclosure or deed in lieu of foreclosure in the current fiscal year, and expenses for real estate taxes and insurance on several properties that are subject to foreclosure proceedings.

Amortization and depreciation increased $148,000, or 338%, from $43,000 in the three month period ended June 30, 2007 to $191,000 in the three month period ended June 30, 2008. For the nine month period ended June 30, 2008, amortization and depreciation increased $348,000, or 287%, to $469,000 from $121,000 in the nine months ended June 30, 2007. The increase in both periods is the result of depreciation expense relating to the properties recently acquired in foreclosure.

Equity in earnings of unconsolidated ventures declined $299,000 in the three months ended June 30, 2008 to $171,000 from $470,000 in the three months ended June 30, 2007. The decline in the three month period is due to increased non-earning loans in our joint venture with CIT. This category increased $671,000 in the nine months ended June 30, 2008 to $1,322,000 from $651,000 in the nine months ended June 30, 2007. This increase in the nine month period is primarily the result of income received from our joint venture with the CIT Group of which $268,000 represents an out of period adjustment.

Gain on sale of available-for-sale securities increased $3,764,000, or 91%, to $7,885,000 in the three month period ended June 30, 2008 from $4,121,000 for the three month period ended June 30, 2007. In the current three month period, the Trust sold 190,824 shares of Entertainment Properties Trust. These securities, with a cost basis of $2,506,000, were sold for $10,391,000. In the prior three month period, the Trust sold 90,000 shares of Entertainment Properties Trust, with a cost basis of $1,182,000, for $5,303,000.

Gain on sale of available-for-sale securities declined $7,716,000 or 40% in the nine month period ended June 30, 2008 to $11,703,000 for the nine months ended June 30, 2008 from $19,419,000 in the nine month period ended June 30, 2007. In the current nine month period, the Trust sold 292,224 shares of Entertainment Properties Trust. These securities, with a cost basis of $3,838,000, were sold for $15,541,000. In the prior nine month period, the Trust sold 384,800 shares of Entertainment Properties Trust and other securities. These securities, with a cost basis of $5,087,000, were sold for $24,506,000.

Income (loss) from discontinued operations decreased to $(2,590,000) in the three month period ended June 30, 2008 from zero in the three month period ended June 30, 2007. The discontinued operations in the quarter ended June 30, 2008 reflects income from operations of $213,000, impairment charges of $2,781,000 and loss on the sale of real estate assets of $22,000. Included within income from operations is $272,000 from the operations of a multi-family apartment complex in Chattanooga, Tennessee, acquired in the previous quarter, $148,000 from the operations of a retail center in Stuart, Florida and operating losses of $207,000 from the operations of condominium units in three separate projects in Florida. The impairment charge of $2,781,000 related to its real estate properties held for sale. This charge was necessary to reflect a decline in the market value of its properties held for sale. The Trust also recognized a loss on the sale of real estate assets of $22,000. During the quarter the Trust sold a parcel of land in Stuart, Florida and three condominium units.

Income (loss) from discontinued operations decreased in the nine month period ended June 30, 2008 from $358,000 in the nine month period ended June 30, 2007 to $(1,279,000) in the nine month period ended June 30, 2008. The discontinued operations in the current nine month period reflects income of operations of $78,000, impairment charges of $2,781,000 and gain on the sale of assets of $1,424,000. Included within income from operations is $272,000 from the operations of a multi-family apartment complex in Chattanooga, Tennessee, $326,000 from the operations of a retail center in Stuart, Florida, a loss of $33,000 related to an industrial property in South Plainfield, New Jersey and a loss of $487,000 from the operations of condominium units in three separate projects in Florida. The impairment charge of $2,781,000 related to real estate properties held for sale reflects a decline in the market values. The gain on the sale of real estate assets of $1,424,000 includes a gain of $1,026,000 from the sale of two cooperative units in New York, $218,000 from the sale of an industrial property in South Plainfield, New Jersey, $168,000 from the sale of condominium units in Florida and $12,000 from the sale of a parcel of land in Stuart, Florida. The discontinued operations in the prior period represent the sale of a property in Charlotte, North Carolina.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity. Our interest income and our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is adjustable and is indexed to LIBOR. At June 30, 2008, approximately 99% of our loan portfolio was variable rate based primarily on the prime rate. Accordingly, changes in the prime interest rate or LIBOR would have an effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have a negative annual effect of approximately $120,000 on income before taxes and a one percent decline in interest rates would have a positive annual effect of approximately $120,000 on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At June 30, 2008, our loan portfolio was primarily secured by properties located in the New York metropolitan area, New Jersey, Tennessee, Maryland and Florida and it is subject to risks associated with the economies of these localities.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

BRT REALTY TRUST
(Registrant)

August 8, 2008	/s/ Jeffrey A. Gould
Date	Jeffrey A. Gould, President and
Chief Executive Officer

August 8, 2008	/s/ George Zweier
Date	George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)