Form 10-Q/A
period 2008-06-30
BRT REALTY TRUST
filed 2008-08-18
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2008 is being filed solely to correct a typographical error on the Consolidated Statements of Income in which the general and administrative expenses for the three months ended June 30, 2008 was incorrectly set forth as “1,699” and should have been set forth as “1,669.” The error occurred when a third party provider converted the document from Word into EDGAR for filing with the Securities and Exchange Commission. This amendment to the Quarterly Report does not alter or affect any other part or any other information originally set forth in the Quarterly Report and no other information in the Quarterly Report is amended hereby. This Form 10-Q/A continues to describe conditions as of the date of the Quarterly Report, and accordingly, BRT Realty Trust has not updated the disclosures contained herein to reflect events that may have occurred at a later date.

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

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008		2007	2008		2007
Revenues:
Interest on real estate loans, including $0 and $15 from related parties for the nine month periods, respectively		$3,821	$8,310		$13,436	$27,237
Loan fee income		547	1,280		1,657	3,909
Operating income from real estate properties		551	362		1,495	1,112
Other, primarily investment income		390	592		1,532	2,025
Total Revenues		5,309	10,544		18,120	34,283
Expenses:
Interest –borrowed funds		1,734	1,953		5,179	8,190
Advisor's fees, related party		451	477		1,372	1,835
Provision for loan loss		6,400	1,000		11,700	1,000
Impairment charges		4,019	-		4,019	-
Foreclosure related professional fees		438	115		1,664	290
General and administrative –including $263 and $203 to related parties for the three month periods, respectively, and $781 and $659 for the nine month periods, respectively		1,669	1,490		5,173	4,665
Other taxes		130	446		230	1,231
Operating expenses relating to real estate properties including interest on mortgage payable of $37 and $38 for the three month periods, respectively, and $112 and $115 for the nine month periods, respectively		1,384	190		2,431	593
Amortization and depreciation		191	43		469	121
Total Expenses		16,416	5,714		32,237	17,925
(Loss) Income before equity in earnings of unconsolidated joint ventures, gain on disposition of real estate related to unconsolidated joint ventures, gain on sale of available-for-sale securities, minority interest and discontinued operations		(11,107)	4,830		(14,117)	16,358
Equity in earnings of unconsolidated joint ventures		171	470		1,322	651
Gain on disposition of real estate related to unconsolidated venture		-	-		-	1,819
(Loss) Income before gain on sale of available-for-sale securities minority interest and discontinued operations		(10,936)	5,300		(12,795)	18,828
Gain on sale of available-for-sale securities		7,885	4,121		11,703	19,419
Minority interest		(41)	(15)		(95)	(46)
(Loss) Income from continuing operations		(3,092)	9,406		(1,187)	38,201
Discontinued Operations
Income from operations		213	-		78	6
Impairment charges		(2,781)	-		(2,781)	-
(Loss) Gain on sale of real estate assets		(22)	-		1,424	352
(Loss) income from discontinued operations		(2,590)	-		(1,279)	358
Net (loss) income		$(5,682)	$9,406		$(2,466)	$38,559
(Loss) Earnings per share of beneficial interest:
(Loss) Income from continuing operations	$	( .26)	$.85	$	( .10)	$3.72
(Loss) income from discontinued operations		( .22)	-		( .11)	.03
Basic and diluted (loss) earnings per share	$	( .48)	$.85	$	( .21)	$3.75

Cash distributions per common share		$.62	$.62		$1.86	$1.82

Weighted average number of common shares outstanding:
Basic		11,768,857	11,107,212		11,623,249	10,271,267
Diluted		11,768,857	11,124,022		11,623,249	10,288,928

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

BRT REALTY TRUST
(Registrant)

August 18, 2008	/s/ Jeffrey A. Gould
Date	Jeffrey A. Gould, President and
Chief Executive Officer

August 18, 2008	/s/ George Zweier
Date	George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)