Form 10-K
period 2008-09-30
BRT REALTY TRUST
filed 2008-12-11
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

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
Yes  ☐      No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                              Accelerated filer ☒
Non-accelerated filer  ☐                                                                Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐       No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was 105,159,000 based on the last sale price of the common equity on March 31, 2008, which is the last business day of the registrant’s most recently completed second quarter.

As of December 1, 2008, the registrant had 11,702,547 Shares of Beneficial Interest outstanding, excluding treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of BRT Realty Trust to be filed not later than January 28, 2009 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain beliefs and assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of words such as “may,” “will,” “will likely result,” “shall,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. We do not intend to update our forward looking statements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

• continuation of the credit crisis; • defaults by borrowers in paying debt service on outstanding loans;

•  an inability to originate loans;
•  national and local economic and business conditions;
•  general and local real estate conditions;
•  the impairment in the value of real property securing our loans due to general and local real estate conditions;
•  increased competition from entities engaged in mortgage lending
•  changes in Federal, state and local governmental laws and regulations; and
•  the availability of and costs associated with sources of liquidity.

Accordingly, there can be no assurance that our expectations will be realized.

PART I

Item l. Business.

General

We are a real estate investment trust, also known as a REIT.  Our business is to originate and hold for investment senior and junior commercial mortgage loans secured by real property in the United States.  The loans we originate generally have relatively high yields and are short term or bridge loans with an average duration ranging from six months to one year. We generally lend at a floating rate of interest based on a spread over the prime rate and receive an origination fee for the loans we originate.

In the fiscal year ended September 30, 2008 (Fiscal 2008), the well publicized crisis in the credit and real estate markets affected our primary business in a significant way and required us to refocus our activities.  The credit crisis caused many of our borrowers to default on their monetary obligations to us, both non-payment of interest and an inability to repay loans at maturity, which required us to focus significant resources on servicing our loan portfolio, work-out activities, pursuing foreclosure actions and acquiring the underlying real property by foreclosure or deed in lieu of foreclosure, operating real property acquired by us in foreclosure or deed in lieu of foreclosure (including interfacing with receivers and local property managers), and engaging in activities related to the sale process with respect to properties we decide to sell.  Although we pursued loan originations in Fiscal 2008, we did so at a reduced level due to both limited demand for our short-term bridge loans and our concerns about the ability of potential borrowers, in the current credit environment, to refinance and repay a loan that we originate or to be able to sell the underlying collateral or to be able to otherwise raise funds in order to repay a loan.  In the year ended September 30, 2008, we originated $66,027,000 principal amount of loans, compared to $120,349,000 principal amount of loans originated in the year ended September 30, 2007 (Fiscal 2007).

From time to time, we participate as both an equity investor in, and a mortgage lender to, joint ventures which acquire income-producing real property and in the past we have purchased equity securities in other REITs.  We are a member of a joint venture with CIT Capital USA, Inc., which originates and holds for investment senior commercial mortgage loans secured by real property in the United States.

With respect to information regarding segment reporting, the information included in Note 13 to our Consolidated Financial Statements is hereby incorporated by reference.

We were organized as a business trust under the laws of the Commonwealth of Massachusetts.  Our address is 60 Cutter Mill Road, Suite 303, Great Neck, New York 11021, telephone number 516-466-3100.  Our website address is www.brtrealty.com.

The Effect of the Credit and Real Estate Crisis on BRT

The crisis in the credit and real estate markets, which commenced in the second half of Fiscal 2007 and accelerated in Fiscal 2008, adversely affected our business in Fiscal 2008 in the following ways:

•
Most of our borrowers repay the principal of our loan with the proceeds of another loan or from the proceeds derived from a sale of the property collateralizing our loan.  Due to freezes by lending institutions in making loans collateralized by commercial real estate, the imposition of stringent lending standards by institutional lenders and the current lack of any mortgage securitizations, our borrowers have been significantly limited in their ability to refinance loans (or otherwise raise funds) or sell the underlying properties, causing them to default under our loans.

•
Properties securing 28.41% of our mortgage portfolio were multi-family residential properties being converted to condominium ownership at the commencement of Fiscal 2008.  Proceeds from the sale of residential condominium units were generally used by our borrowers engaged in the conversion of multi-family residential properties to condominium ownership to pay interest and reduce the principal on our loans.  As a result of the significant weakness in the residential and condominium sales markets and the difficulty that potential purchasers of residential condominium units have had in obtaining mortgage loans, borrowers engaged in condominium conversions were unable to sell condominium units, which caused them to default on their payment obligations under our mortgage loans.

•
Due to the deterioration in the real estate and credit markets, potential borrowers who typically utilize our short-term lending significantly limited or ceased real estate activities, resulting in a reduction in new loan originations and reduced revenues.

•	The market value of real property underlying many of our loans is less than the market value at the time the loan was underwritten and the commitment was issued.

In Fiscal 2008, the crisis in the credit and real estate markets and its effects on our business caused (i) us to take provisions for loan losses of $15,260,000, and to record impairment charges against real estate properties, including our real estate properties held for sale, and our equity investment in our joint ventures of $9,210,000, (ii) an increase in foreclosure related expenses of $1,549,000, (iii) a net loss, before gain on sales of securities, of $20,200,000, offset by a net gain of $19,940,000 on the sale of available-for-sale securities, yielding a net loss of $260,000, and (iv) an anticipated tax loss for calendar 2008.

Our Loan Portfolio

At September 30, 2008, we had 41 loans outstanding secured by properties located in 9 states.  These loans had an aggregate principal balance of $136,435,000, before allowance for possible losses of $6,710,000, and had an aggregate contractual interest rate of 12.42%.  With respect to the outstanding loans at September 30, 2008, $18,407,000, or 13.5%, were not earning interest.  This compares with a loan portfolio at September 30, 2007 of $249,526,000, before allowance for possible losses of $8,917,000, with an average contractual rate of interest of  12.74%.  Of these loans $63,627,000, or 25.5%, were not earning interest.  A decrease in originations year-over-year, combined with loan repayments, contributed to the 45% decrease in outstanding real estate loans year-over-year.  Also contributing significantly to the decrease in outstanding real estate loans was the acquisition by us in Fiscal 2008 of real estate by foreclosure and deed in lieu of foreclosure, which secured loans having an aggregate outstanding principal balance of $122,295,000, before allowances for possible losses (resulting in the reclassification of these loans on our balance sheet at September 30, 2008 from real estate loans to real estate owned or held for sale).

Our loan portfolio at September 30, 2008, primarily consists of senior mortgage loans and senior participations in mortgage loans.  Loans representing 85% of the principal amount of our total outstanding loans were secured by properties located in New York and New Jersey, 9% by properties located in Florida, and the balance by properties located in six other states.

During the year ended September 30, 2008, we originated $66,027,000 of mortgage loans and approximately $56,824,000 of outstanding mortgage loans were repaid in whole or in part.  At September 30, 2008, our three largest mortgage loans outstanding (before allowance for possible losses) of approximately $26,075,000, $22,800,000 and $6,498,000, respectively, each of which is secured by one property, represented approximately 9.66%, 8.44% and 2.41%, respectively, of our total assets. There were no other mortgage loans in our portfolio that represented more than 2.35% of our total assets as of September 30, 2008.

At September 30, 2008, we had 19 loans outstanding in the aggregate principal amount of $36,312,000 (representing 26.61% of our outstanding portfolio) to borrowing entities controlled by a single individual, of which $9,039,000 were originated in Fiscal 2008.  All these loans are performing and no loan loss allowances have been taken with respect to any of these loans.

At September 30, 2008, approximately 99% of our mortgage loans had a floating rate of interest calculated based on a variable spread above the prime rate, with a stated minimum interest rate (also referred to as adjustable rate mortgages), and the balance of our mortgage loans provided for a fixed rate of interest. Interest on our mortgage loans is payable to us monthly. Under our first mortgage loans, we usually require and hold funds in escrow that are payable to us monthly and are used to pay real estate taxes.  We may also require and hold funds in escrow for casualty insurance premiums.

In certain instances, a borrower will fund an interest reserve out of the net loan proceeds, from which all or a portion of the interest payments due us are made for a specified period of time.

The following table sets forth information regarding mortgage loans outstanding at September 30, 2008 before giving effect to deferred fee income:

	# OF LOANS	EARNING INTEREST	NOT EARNING INTEREST	TOTAL	ALLOWANCE FOR POSSIBLE LOSSES	REAL ESTATE LOANS NET	PRIOR LIENS
First mortgage loans
Condominium Units
(existing multi-family and
commercial residential units)	4	$4,986,000	$2,393,000	$7,379,000	$(850,000)	$6,529,000
Multi-family residential	3	32,270,000	6,498,000	38,768,000	(3,515,000)	35,253,000
Hotel Condominium Units	1	5,273,000	-	5,273,000	-	5,273,000
Undeveloped Land	8	15,192,000	6,162,000	21,354,000	(1,645,000)	19,709,000
Shopping Centers/Retail	16	52,787,000	-	52,787,000	-	52,787,000
Office	1	1,500,000	-	1,500,000	-	1,500,000
Industrial	1	1,055,000	-	1,055,000	-	1,055,000
Hotel	1	3,258,000	-	3,258,000	-	3,258,000
Residential	3	22,000	2,700,000	2,722,000	(700,000)	2,022,000
Second mortgage loans
Retail	1	-	654,000	654,000	-	654,000	$ 6,802,000
Multi-family residential	2	1,685,000	-	1,685,000	-	1,685,000	9,885,000
Total	41	$118,028,000	$18,407,000	$136,435,000	$(6,710,000)	$129,725,000	$16,687,000

Loan Defaults

At September 30, 2008, five mortgage loans (each to a separate borrower), with an aggregate outstanding principal balance of $18,407,000 (before allowances for possible losses), were not earning interest.  Subsequent to September 30, 2008, we acquired in foreclosure properties securing two of theses loans.  These acquisitions will result in the reclassification of these two non-earnings loans from real estate loans to real estate owned or held for sale.  These properties are as follows:

•
A 44 unit multi-family residential complex located in Naples, Florida, which secured a loan of $6,498,000 before an allowance for possible losses of $3,515,000.  These units were to be offered for sale by our borrower as condominium units.  However, in view of the difficult condominium market in Naples, Florida and the difficulty potential purchasers will have in securing mortgages for these units, we currently intend to operate this as a rental property.

•
A land parcel with 8,250 square feet of buildable residential space and three underground parking spaces in a property under construction in Manhattan, New York, secured a loan of $6,162,000, before allowances for possible losses of $1,645,000.  We are reviewing our options with respect to this property.

The other properties, subject to foreclosure proceedings at September 30, 2008 (which are in various foreclosure stages), are as follows:

•
First and second mortgage loans secured by a portfolio of retail, office and residential properties located in New Jersey, securing a loan with an outstanding balance as of September 30, 2008 of $654,000 (paid down to $294,000 subsequent to September 30, 2008).

•	A first mortgage loan secured by three separate multi-family properties located in Utica and Syracuse, New York, with an outstanding balance of $2,393,000, before a loan loss allowance of $850,000.

•	A single family residence located in Purchase, New York securing a first mortgage loan with an outstanding balance of $2,700,000, before loan loss allowances of $700,000.

In the event of a default by a borrower on a mortgage loan, we will, in substantially all cases, foreclose on the mortgage or other collateral held by us and may seek to protect our investment through negotiations with the borrower or other interested parties.  From the time a loan becomes non-performing until the time that a foreclosure sale or bankruptcy auction occurs, a satisfactory workout is completed or the loan is reinstated by the borrower, we generally do not receive any interest payments under our loan, thereby affecting our revenues, net income and cash distributions to our shareholders. Foreclosure proceedings in certain jurisdictions can take a considerable period of time, and may extend for as long as two years. In addition, if a borrower files for protection under the United States bankruptcy laws during the foreclosure process, the delays may be longer. In a mortgage foreclosure proceeding, we will typically seek to have a receiver appointed by the court or an independent third party property manager appointed with the borrower's consent in order to preserve the property’s income stream and provide for the maintenance of the property. At the conclusion of the foreclosure or negotiated workout process, the rents collected by the receiver or the third party manager, as the case may be, less costs and expenses of operating the property and the receiver's or manager's fees, are usually paid over to us.

Our Real Estate Assets

At September 30, 2008, we owned 13 properties acquired in foreclosure or deed-in-lieu of foreclosure having a book value of $73,853,000 (including $34,665,000 of real estate assets held for sale).  In Fiscal 2008, $104,172,000 of real assets were acquired by foreclosure or deed in lieu of foreclosure (net of loan charge offs of $17,467,000), of which $34,885,000 (book value) were sold.  This compares to real estate assets acquired in Fiscal 2007 in foreclosure or deed-in-lieu of foreclosure having a book value of $9,420,000 at September 30, 2007 (including $9,355,000 of real estate properties held for sale).  In addition, a consolidated joint venture owns one property, having a book value of $3,159,000 and $3,272,000 as of September 30, 2008 and 2007, respectively.  The following sets forth information concerning properties acquired in foreclosure or deed-in-lieu of foreclosure and owned by us at September 30, 2008:

TYPE OF PROPERTY	LOCATION	BOOK VALUE, NET OF IMPAIRMENT CHARGES
Multi-family residential, 388 units	Fort Wayne, Indiana	$8,905,000
Multi-family residential, 250 units (1)	Nashville, Tennessee	7,480,000
Multi-family residential, 156 units (2)	Nashville, Tennessee	7,027,000
Multi-family residential, 128 units (3)	Smyrna, Tennessee	6,343,000
Multi-family residential, 112 units (4)	Madison, Tennessee	4,086,000
Multi-family residential, 54 units (5)	Madison, Tennessee	2,359,000
Multi-family residential, 88 units (4)	Madison, Tennessee	2,342,000
Condominium units, 167 units	Apoka, Florida	12,956,000
Condominium units, 56 units (6)	Miami, Florida	10,016,000
Condominium units, 15 units (7)	West Palm Beach, Florida	1,050,000
Condominium units, 20 units	Avalon, Florida	830,000
Undeveloped land	Daytona Beach, Florida	10 ,437,000
Cooperative apartments, 26 units	New York, New York	22,000
TOTAL		$73,853,000

(1)	A wholly-owned subsidiary of ours entered into a contract of sale, dated as of December 3, 2008, with an unaffiliated entity, to sell this property for a purchase price of $7,900,000.

(2)	A wholly-owned subsidiary of ours entered into a contract of sale, dated as of November 25, 2008, with an unaffiliated entity, to sell this property for a purchase price of $7,404,000.

(3)	A wholly-owned subsidiary of ours entered into a contract of sale, dated as of December 3, 2008, with an unaffiliated entity, to sell this property for a purchase price of $6,612,000.

(4)
Two wholly-owned subsidiaries of ours entered into a contract of sale, dated as of December 3, 2008, with an unaffiliated entity, to sell, two properties included in the above table; one property for a purchase price of $4,350,000 and one property for a purchase price of $3,000,000.

(5)	A wholly-owned subsidiary entered into a contract of sale, dated as of November 14, 2008, with an unaffiliated party, to sell this property for a purchase price of $2,430,000.

(6)	Twenty-five units ($4,507,000 in book value) are held for sale and 31 units ($5,509,000 in book value) are included in real estate properties.

(7)	Seven units ($521,000 in book value) are held for sale and eight units ($529,000 in book value) are included in real estate properties.

Consummation of each of the transactions referenced in footnotes 1-5 above is conditioned upon satisfaction of specific terms and conditions and delivery of specific documents as is customary in similar transactions.  Each contract of sale provides each purchaser with a due diligence period, pursuant to which each purchaser may, in its sole discretion, terminate its contract of sale during the due diligence period.  The sale price for each of these properties, less brokerage commissions and other estimated costs of sale, approximates the book value for each property as set forth in the above table.  There can be no assurance that any one or more of these transactions will be completed.

With respect to properties acquired in foreclosure or deed-in-lieu of foreclosure, we supervise local property managers, and our staff supervises or is directly responsible for repairing and improving the property and completing construction projects commenced by our borrower.  In Fiscal 2008, we expended a total of $3,914,000 for improvements and construction costs with respect to properties acquired in foreclosure and deed-in-lieu of foreclosure.

With respect to unsold residential condominium units we acquire, we examine the local real estate market to determine the advisability of selling or leasing vacant units and engage in a sales or leasing program, or in both activities at a single project, as we deem appropriate.  These activities include retaining sales and leasing agents, preparing advertising materials, negotiating brokerage agreements, supervising activities of brokers selected by us, and seeking mortgage financing opportunities for potential purchasers.  We also engage in leasing activities for multi-family properties we acquire in foreclosure and deed-in-lieu of foreclosure.

Generally, our policy is to sell properties we acquire by foreclosure and deed in lieu of foreclosure after completing necessary repairs and maintenance and engaging in leasing activities, if required.  We may elect to retain a property if we determine that it is a property which has a longer term potential for appreciation.

At September 30, 2008, less than 1% of our total assets, or an aggregate of approximately $1,857,000, was represented by interests in unconsolidated joint ventures that collectively own six properties.

Our Investment Strategy

Our objective is to provide our shareholders with returns over time, including quarterly cash distributions and capital appreciation, by originating mortgage loans secured by a diversified portfolio of real property.  Due to the current credit crisis however, our business focus has temporarily shifted emphasis from originating loans to servicing our loan portfolio, workout activities, pursuing foreclosure actions, acquiring the underlying property in a foreclosure preceding and supervising real estate assets.

We pursue lending opportunities with property owners and prospective property owners who require short-term financing until permanent or construction financing can be obtained or until the property is sold. Our investment policy emphasizes the origination of short-term real estate mortgage loans secured by senior liens on real property. As of September 30, 2008, 98% of the principal balance of our portfolio consisted of first mortgage loans or pari passu participations in first mortgage loans. Our lending activities focus on operating properties such as multi-family residential properties (including residential property being renovated and converted to condominium ownership), office buildings, shopping centers, mixed use buildings, hotels/motels, and industrial buildings.  We also will provide senior mortgage loans secured by unimproved land, but generally require that the unimproved land collateralizing our loan has proper entitlements and that zoning is in place for the intended purpose.  Although we continue to pursue loan originations, in the current business environment, the demand for short-time bridge loans has significantly declined and as a result, we have not received a significant number of loan inquiries and applications which satisfy our underwriting criteria.  Accordingly, until there is a significant reversal of the credit crisis, we expect our originations to continue to be at a reduced level.

We also originate and hold for investment loans secured by improved commercial or multi-family residential property which is vacant, pending renovation and sale or leasing of the property. From time to time, we sell senior, junior and pari passu participations in mortgage loans that we originate. We may also acquire participations in mortgage loans originated by others, and we may invest in the securities of other REITs.

When we invest in junior mortgage loans and junior loan participations, the collateral securing our loan is subordinate to the liens of senior mortgages or senior participations. At September 30, 2008, approximately 2% of our real estate mortgages, or $2,340,000 in principal amount, were represented by junior mortgages and junior participations.  In certain cases, we may find it advisable to make additional payments in order to maintain the current status of prior liens or to discharge them entirely or to make working capital advances to support current operations. It is possible that the amount which may be recovered by us in cases in which we hold a junior position may be less, or significantly less, than our total investment, less allowances for possible loan losses.

Our lending activities are national in scope.  We solicit mortgage loans which will be secured by a property located anywhere within the United States.  It is not our present intention to originate or otherwise invest in any mortgage loan which is secured by property located outside the United States.

Our Origination Process and Underwriting Criteria

We originate mortgage loans in a number of ways.  We rely on relationships developed by our officers and loan originators with real estate investors, commercial real estate brokers, mortgage brokers and bankers.  Historically, we have experienced a great deal of repeat business with our borrowers.

When underwriting a loan, the primary focus of our analysis is the fundamental value of a property, which we determine by considering a number of factors, including location, current use and potential for alternative use, current and potential net operating income, if any, the local market for condominium conversion if conversion of the property to condominium ownership is contemplated or is a potential alternative, comparable sales prices, existing zoning regulations and intended use if the loan is to be secured by undeveloped land, and local demographics. We also examine the financial condition of the principals of a potential borrower and the experience of our potential borrower’s principals in real estate ownership and management and, if applicable, real estate development.

Loan approvals are based on a review of property information as well as other due diligence activities undertaken by us, including a site visit to the property, an in-house property valuation, a review of the results of operations of the property (historical and projected, if any) or, in the case of an acquisition of the property by our prospective borrower, a review of the prospective borrower's projected results of operations for the property, and a review of the financial condition and a credit report and background check of the principals of the prospective borrower. We do not obtain independent property appraisals, but instead rely on our in-house activities described above.  If management determines that an environmental assessment of the underlying property is necessary, then such an assessment is conducted by an experienced third-party service provider. Before a loan commitment is issued, the loan must be reviewed and approved by our loan committee. Loan approval occurs after the assent of not less than four of the seven members of our loan committee, all of whom are executive officers of BRT. We generally obtain a non-refundable cash deposit for legal, travel, and other expenses from a prospective borrower prior to or at the time of issuing a loan commitment, and our loan commitments are generally issued subject to receipt by us of title documentation and title insurance, in a form satisfactory to us, for the underlying property. The approval of our Board of Trustees is required for each loan which exceeds $20,000,000 in principal amount, and the approval of our Board of Trustees is also required where loans by us to one borrower exceed $50,000,000, in the aggregate.

We usually require either a personal guarantee or a "walk-away guarantee" from the principal or principals of the borrower, in substantially all of the loans originated by us. A "walk-away guarantee" generally provides that the full guarantee of the principal or principals of the borrower terminates if the borrower conveys title to the property to us within a negotiated period of time after a loan default if the payment of mortgage interest to us, real estate taxes and other operating expenses are current. The "walk-away guarantee" is intended to provide an incentive to the principals of a borrower, in a situation where our borrower has defaulted, to have the collateral deeded to us in lieu of foreclosure, thereby reducing the cost of foreclosure proceedings.  By complying with the terms of the "walk-away guarantee," the principals of the borrower can avoid the risk of being personally responsible for any difference between the amount owed to us and the amount we recover in a foreclosure proceeding. If we make more than one loan to a borrower, we may require that all or some of the outstanding loans to that borrower be cross-collateralized.  In our judgment, during Fiscal 2008, the “walk-away guarantors” that we secured upon the origination of certain loans provided us with leverage in negotiating loan paydowns from “walk away guarantors” and assisted in expediting the foreclosure process on our defaulted loans.

We originated $66,027,000 of mortgage loans in Fiscal 2008.  This compares with $120,349,000 of mortgage loans originated by us in Fiscal 2007.  As previously discussed, we believe the decline in our originations is primarily due to the current credit crisis, and it is our expectation that the current crisis will continue to adversely impact our loan originations in Fiscal 2009.  We cannot project when the credit crisis will stabilize and reverse.  Most of our potential borrowers do not have a current need or have a reduced need for our short term lending solutions as their activity in the real estate market has slowed or been curtailed.

Our Credit Facility

We have a revolving credit facility with a group of banks consisting of Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company to finance our real estate mortgage lending, and pursuant to which these banks make available to us up to an aggregate of $185,000,000 on a revolving basis. The revolving credit facility matures on February 1, 2010, with no extension options.  The amount which can be outstanding under the revolving credit facility may not exceed an amount equal to the sum of (i) 65% of our first mortgages, plus (ii) 50% of our second mortgages and (iii) 50% of the fair market value of certain of our owned real estate pledged to the lending banks as collateral, and the sum of (ii) and (iii) may not exceed 15% of the borrowing base. At September 30, 2008 and November 30, 2008, $51,000,000 and $69,000,000, respectively, was available to be drawn down by us under the revolving credit facility and $3,000,000 and $6,000,000, respectively, was outstanding. Borrowings under the revolving credit facility bear interest at 30 day LIBOR plus 225 basis points, or 4.74% per annum as of September 30, 2008 and 4.15% per annum as of November 30, 2008.  The loan agreement between us and our lenders contains affirmative and negative covenants, including (1) a requirement that the ratio of shareholders' equity (including trust preferred securities) to bank debt shall not be less than 1.00 to 1.00, and (2) a required debt coverage ratio of 1.50 to 1.00.  We are in compliance with the covenants.

Through the date of this filing, all of our draw requests have been fulfilled by our lending banks in a timely manner.

CIT Joint Venture

BRT Joint Venture No. 1 LLC, a wholly owned subsidiary of ours, which we refer to as the BRT member, entered into a joint venture agreement by and among (a) CIT Capital USA, Inc., which we refer to as the CIT member and which is a wholly owned subsidiary of CIT Group, Inc., and (b) BRT Funding LLC, a limited liability company formed under the laws of the State of Delaware, which we refer to as the joint venture. The joint venture is engaged in the business of investing in short-term commercial real estate loans for terms of six months to three years, similar to those that we originate. The BRT member is the managing member of the joint venture. The initial capitalization of the joint venture is up to $100,000,000, of which 25% is funded by the BRT member and 75% by the CIT member.  At September 30, 2008, we had an equity investment in the venture of $8,862,000.

We have agreed to present all loan proposals received by us to the joint venture for its consideration on a first refusal basis until the joint venture originates loans with an aggregate principal amount of $100,000,000.

Due to the credit crisis, the joint venture did not originate any loans in Fiscal 2008.  The joint venture’s activities in 2008 principally consisted of managing its loan portfolio.  In Fiscal 2008, $19,366,000 of the joint venture’s loans were repaid and the joint venture acquired one property in foreclosure, which secured a loan of  $1,350,000.  The asset acquired, a hotel property located in Goldsboro, North Carolina, which had a book value of $1,143,000, after loan loss allowances, was sold subsequent to Fiscal 2008 for $1,200,000.  Additionally, the joint venture commenced foreclosure proceedings in Fiscal 2008 with respect to a defaulted loan of $26,421,000 secured by a multi-family property located in Mesa, Arizona.  Subsequent to September 30, 2008, the borrower filed for protection under the federal bankruptcy laws.  The bankruptcy and foreclosure proceedings are pending.

Following is a summary of the material provisions of the joint venture agreement, which is qualified in its entirety by reference to the joint venture agreement, a copy of which was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2006.

Funding. For so long as the joint venture does not have a line of credit from a third party lender (which it neither has nor is pursuing), the BRT member is to fund 25% of each loan made by the joint venture, and the CIT member is to fund 75%.

Allocations. We manage the joint venture and receive a management allocation calculated as 1% of the loan portfolio amount, annualized, and payable quarterly.  The joint venture will distribute net available cash to its two members on a pro-rata basis until each member receives a return of 9% (inclusive of origination fees, if any), annualized on its outstanding advances. If the joint venture provides each member with an annualized 9% return, thereafter, additional available net cash is distributed 37.5% to the CIT member and 62.5% to the BRT member.

Clawback. If the joint venture sustains any loss of principal with respect to loans that are foreclosed upon, the BRT member will reimburse the CIT member up to 75% of the actual loss, but only to the extent that amounts received by BRT member from cash distributions exceed the BRT member's 9% return, with such reimbursement to be capped at two-thirds of 1% of the highest aggregate principal amount of the venture's loans outstanding.  The reimbursement, if any, is calculated based upon calendar year results.

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

During the term of the joint venture agreement, without the consent of CIT or of the CIT member, BRT will not make any commercial real estate loan other than through the joint venture or as provided by the joint venture agreement; provided however, that BRT is not precluded during the term of the joint venture agreement from making any loan that is disapproved or deemed disapproved by the joint venture or that the joint venture is not able to make because of the absence of available funding.

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

Trust Preferred Securities

We have issued trust preferred securities, in an aggregate principal amount of $56,702,000, through two wholly-owned single purpose subsidiaries.  Trust preferred securities in an aggregate principal amount of $25,774,000 require distributions at a rate of 8.23% per annum through April 30, 2016, and trust preferred securities in an aggregate principal amount of $30,928,000 require distributions at a rate of 8.49% per annum through April 30, 2016. The trust preferred securities mature on April 30, 2036 and are redeemable at our option, at par, beginning on April 30, 2011.

Our Investment in Entertainment Properties Trust

As of September 30, 2008, we owned 131,289 common shares of Entertainment Properties Trust, which is referred to herein as EPR.  These shares have an average cost for book purposes of $13.13 per share and an aggregate book value of $1,725,000.  As of September 30, 2008, the market value of this investment was approximately $7,185,000, or $54.72 per share, and as of November 30, 2008 was approximately $3,221,000, or $24.53 per share  In our 2008 fiscal year, EPR paid or declared cash dividends to shareholders at a quarterly rate of $.84 per share, which provided us with an annual yield of 25.6% on our book cost. From time to time, we evaluate our investment in EPR and determine whether or not to sell any EPR shares, taking into consideration EPR's results of operations and business prospects, as well as general market conditions.  In Fiscal 2008, we sold 493,511 shares of EPR for a gain for book purposes of $19,940,000.

Competition

With respect to our real estate lending activities, we compete for originations with other entities, including other mortgage REITs, commercial banks, savings and loan associations, specialty finance companies, conduits, pension funds, public and private lending companies, investment funds, hedge funds, mortgage bankers and others. With respect to our sale of real estate assets, we compete with any entity seeking to dispose of like properties, including other REIT’s, banks, pension funds, hedge funds, real estate developers and private real estate investors.  Many of our competitors possess greater financial and other resources than we possess.

Competitive variables in our lending activities include market visibility, size of loans offered, rate, fees, term and underwriting standards. To the extent a competitor offers a lower rate, is willing to risk more capital in a particular transaction, and/or employ more liberal underwriting standards, our origination volume and profit margins could be adversely impacted. We compete by offering rapid response time in terms of approval and closing and by offering “no prepayment penalty” loans. We may offer a higher loan to value ratio than institutional competitors. In order to supplement our marketing activities, we engage in an active national advertising program.  Mortgage lending has been historically competitive, but in current environment it is difficult to determine our direct and indirect competitors and the extent of the competition.

With respect to the sale of real estate properties, competition is primarily dependent on price.  Other competitive factors which a potential buyer may take into account, most of which are outside of our control, are location, physical condition of the property and availability of mortgage financing.

Our Structure

We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a master limited partnership involved in the ownership and operation of a diversified portfolio of real estate, and One Liberty Properties, Inc., a publicly-traded equity REIT. Jeffrey A. Gould, our President and Chief Executive Officer, George Zweier, our Vice President and Chief Financial Officer, two other officers engaged in loan origination, underwriting and servicing activities, and five others engaged in underwriting and servicing activities devote substantially all of their business time to us, while our other personnel (including several officers) share their services on a part-time basis with us and other affiliated entities that share our executive offices. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among us and the affiliated entities.  The allocation is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each entity that is a party to the Shared Services Agreement.

In addition, we are party to an Amended and Restated Advisory Agreement, between us and REIT Management Corp., our advisor.  Pursuant to the Amended and Restated Advisory Agreement, REIT Management Corp. furnishes advisory and administrative services with respect to our business, including, without limitation, arranging credit lines, interfacing with our lending banks, participating in our loan analysis and approvals, providing investment advice, providing assistance with building inspections and litigation strategy and support. In addition, in connection with non-performing loans, REIT Management Corp., among other activities, engages in negotiations with borrowers, guarantors, and their advisors related to workouts, participates in strategic decisions relating to workouts and foreclosures and may interface with receivers, managing agents and court appointed trustees with respect to specific collateral securing our loans.

For services performed by REIT Management Corp. under the Amended and Restated Advisory Agreement, REIT Management Corp. receives an asset management fee equal to .6% of our invested assets and an incentive fee from borrowers payable upon funding a loan commitment of .5% of the total commitment amount, provided that we have received at least a loan commitment fee of 1% from the borrower in any such transaction and any loan commitment fee in excess of 1.5% of the total commitment amount is retained by us.  REIT Management Corp. is wholly owned by the chairman of our Board of Trustees and he and certain of our executive officers, including our President and Chief Executive Officer, receive compensation from REIT Management Corp. We discuss compensation paid by REIT Management Corp. to our Chairman and President and Chief Executive Officer and to certain of our executive officers in our proxy statement for our Annual Meeting of Shareholders.

We believe that the Shared Services Agreement and the Amended and Restated Advisory Agreement allow us to benefit from access to, and from the services of, a group of senior executives with significant real estate knowledge and experience.

We also engage affiliated entities to manage some of the properties acquired by us in foreclosure or deed in lieu of foreclosure and some of the properties owned by joint ventures in which we are an equity participant.   These management services include, among other things, rent billing and collection, property repair, maintenance and improvement, contractor negotiation, construction management and sales and leasing activities.  In management's judgment, the fees paid by us to these affiliated entities are competitive with fees that would be charged for comparable services by unrelated entities.

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

Item 1A. Risk Factors.

In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to Our Business

We have experienced a substantial increase in the frequency of defaults on our loans and continuing defaults will result in continuing declines in revenues, cash available for distribution to shareholders.

Loan defaults result in a decrease in interest income and may require the establishment of, or an increase in, loan loss reserves. The decrease in interest income resulting from a loan default or defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance, accrued interest and default interest due on a defaulted loan, plus the legal costs incurred in pursuing our legal remedies. Legal proceedings, which may include foreclosure actions and bankruptcy proceedings, are expensive and time consuming. The decrease in interest income, and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses. In addition, the decrease in interest income, the costs incurred by us in a defaulted loan situation and increases in loan loss reserves will have an adverse impact on our net income, taxable income, shareholders’ equity, the cash distributions paid by us to our shareholders and our ability to continue to pay cash distributions in the future.

In Fiscal 2008, we realized an increase in the number of borrowers defaulting on their monetary obligations to us. At September 30, 2007, we had seven non-earning loans having an aggregate outstanding principal balance of $63,627,000, before loan loss allowances.  During Fiscal 2008, nine additional borrowers with an outstanding principal balance of $84,235,000 defaulted in their monetary obligations to us.  Of the $147,862,000 in defaulted loans, real properties underlying loans totaling $122,295,000 in principal amount were acquired by us in foreclosure or by deed in lieu of foreclosure in Fiscal 2008 and were reclassified on our books from real estate loans to real estate properties (including real estate properties held for sale) at a book value of $104,828,000, after charge-offs of $17,467,000.  Accordingly, real estate loans not earning interest decreased from $63,627,000, before loan loss allowances, at September 30, 2007 to $18,407,000, before loan loss allowances, at September 30, 2008, and real properties, including real properties held for sale, increased from $12,691,000 at September 30, 2007 to $77,012,000 at September 30, 2008, after giving effect to real property sales with a book value of $34,885,000 and impairment charges of $8,160,000 during Fiscal 2008.  Non-earning loans represented 13.50% of the principal balance of our outstanding loans and 6.82% of our total assets at September 30, 2008. The non-accrual of interest income on non-earning loans had the effect of reducing our revenues by $8,030,000 in Fiscal 2008 and may continue to reduce our revenues and our net income in Fiscal 2009. Continuing uncertainty in the credit and real estate markets may result in additional defaults by our borrowers in Fiscal 2009.

The inability of our borrowers to refinance or sell underlying real property may lead to additional defaults on our loans.

Substantially all of our mortgage portfolio is short term and due within one year. In addition, our borrowers are required to pay all or substantially all of the principal balance of our loans at maturity, in most cases with little or no amortization of principal over the term of the loan.  In order to satisfy this obligation, at the maturity of a loan a borrower will be required to refinance or sell the property or otherwise raise a substantial amount of cash. The ability to refinance or sell or otherwise raise a substantial amount of cash is dependent upon certain factors which neither we nor our borrowers control, such as national, local and regional business and economic conditions, government economic policies and the level of interest rates.  Due to the current credit crisis, institutional lenders have substantially restricted or suspended lending and have increased the costs of borrowing and tightened credit standards.  As a result, our borrowers are finding it very difficult and costly to refinance or sell the property, thereby affecting their ability to repay loans due to us.  If a borrower is unable to pay the balance due at maturity and we are not willing to extend or restructure the loan or make other accommodations with a borrower, we will, in most cases, foreclose on the property, which can be expensive and time consuming and will adversely affect our net income, shareholders’ equity and cash distributions to shareholders.

We are subject to certain risks associated with borrower concentrations, which causes us to be vulnerable to adverse changes regarding these borrowers.

At September 30, 2008, 21 first mortgage loans, representing 62.4% of our loan portfolio, or $85,187,000, to three separate borrowers were outstanding.  Nineteen loans, in the aggregate principal amount of $36,312,000, were originated to one borrower, all of which are secured by three commercial redevelopment projects in Newark, New Jersey.  We also originated a $26,075,000 loan to a different borrower, securing a commercial property in Manhattan, New York, and a $22,800,000 loan to another borrower, securing a commercial property in Brooklyn, New York; each of these two borrowers intends to convert its property into a residential condominium project.  Each individual loan we originate is separately and independently underwritten.  All of these loans are currently performing and are secured by first mortgages on commercial real properties.  These significant borrowing concentrations cause 62.4% of our portfolio to be subject to the economic conditions of  three borrowers.  If one or more of these borrowers experience financial or other difficulties in the future, they may default in their obligations, which would result in their loans being reclassified as non-earning.  As a result, we would likely foreclose on the property, which will adversely affect our net income, shareholders’ equity and cash distributions to shareholders.

Decrease in our loan originations could negatively affect our results of operations.

Due to the crisis in the credit and real estate markets, many of our borrowers and potential borrowers have less of a need for our short-term lending, as their activity in the real estate markets slowed or was curtailed.  In addition, we were concerned with the ability of potential borrowers to refinance or sell properties in order to repay our loans.  As a result, in Fiscal 2008 there was a 45% decrease in the principal amount of loans originated as compared to Fiscal 2007.  Unless there are positive changes in the credit markets, the level of originations will continue at a reduced level, which could negatively affect our revenues, net income, shareholders’ equity and cash distributions to shareholders.

Our allowance for loan losses and impairment charges against owned real estate may not be adequate to cover actual losses.

Our loan losses could exceed the allowance for loan losses that we have recorded in our financial statements, and impairment charges against the value of real estate acquired by us in foreclosure or deed in lieu of foreclosure may ultimately prove to be inadequate.  We establish and maintain an allowance for loan losses to manage the risk associated with loan defaults. We also take impairment charges to reduce the value of real estate property owned by us, if in our judgment, the value of the real estate property owned has declined. Regardless of the underwriting criteria utilized at the time of origination or valuation allowances taken with respect to loans or impairment charges taken with respect to real estate owned, losses may be experienced as a result of  specific or systemic factors beyond our control, including, among other things, an economic recession and changes in market conditions affecting the value of our loan collateral and real estate assets.

As of September 30, 2008, our allowance for loan losses was $6,710,000 compared to $8,917,000 as of September 30, 2007.  In addition, at September 30, 2008, real estate owned by us, which was acquired by foreclosure or deed in lieu of foreclosure, had a book value of $73,853,000, after $17,467,000 in loan loss allowances taken against the loans prior to acquisition, and $8,160,000 in impairment charges taken against real property assets after acquisition.  The allowance for loan losses and the impairment charges against owned real property reflects our estimate of the probable losses in our loan portfolio and our estimate of real property values at the relevant balance sheet date. Our allowance for loan losses and impairment charges against owned real property are based on an evaluation of known risks and economic factors. The determination of an appropriate level of loan loss allowances and impairment charges is an inherently difficult process and is based on numerous assumptions. The amount of future losses and future impairment of real estate is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Our allowance for loan losses and impairment charges may not be adequate to cover actual losses and we may need to take additional reserves and charges in the future. Actual losses and additional allowances and impairment charges in the future could materially and adversely affect our business, net income, shareholders’ equity and cash distributions to our shareholders.

A prolonged economic slowdown or a lengthy or severe recession could harm our operations.

Declines in the U.S. economy, severe liquidity issues in the credit markets and the resulting decline in the real estate markets in Fiscal 2008, contributed to significant defaults by our borrowers, a significant reduction in our loan originations and increased provisions for loan losses and impairment charges on our assets.  If the decline in the U.S. economy does not stabilize and reverse in 2009, we will likely experience an additional decline in loan originations and increases in loan losses and asset impairment charges in Fiscal 2009.  Borrowers may also be less able to pay principal and interest on loans if the economy continues to weaken. Declining real property values also would increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the possibility of a loss if a borrower defaults.  Any sustained period of increased defaults and foreclosures would adversely affect our interest income, financial condition, business prospects and our ability to make cash distributions to our shareholders.

If a significant number of our mortgage loans are in default or we otherwise must write down our loans, a breach of our revolving credit facility could occur.

Our revolving credit facility with Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company includes financial covenants that require us to maintain certain financial ratios, including a debt service coverage ratio and an equity to indebtedness ratio. If additional mortgage loans held by us go into default or if generally accepted accounting principles require us to take additional significant loan loss reserves against our loans or significant impairment charges against our real estate assets, our financial position could be materially adversely affected causing us to be in breach of the financial covenants.

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

Failure to have an adequate funding source would adversely affect our results.

Our loan originations require us to have adequate funds available in order to originate loans.  Our primary source of funds for our originations is our revolving credit facility.  In the event that our lending banks determine not to satisfy our loan draw down requests or do not renew our credit facility upon its expiration in February 2010 on terms that are acceptable to us, we will be forced to secure additional funding sources in order to continue originating loans.  Under the current market conditions, the availability of both debt and equity funding has contracted severely.   The failure to secure financing on acceptable terms or in sufficient amounts could reduce our taxable income by limiting our ability to originate loans and increasing our financing expenses.  A reduction in our revenues, net income and taxable income could impair our liquidity and our ability to pay distributions to our shareholders.  We cannot assure you that any or sufficient funding will be available to us in the future on terms that are acceptable to us.

Financing with high loan-to-value ratios may involve increased risk of loss and may adversely affect us.

Our primary source of recovery in the event of a loan default is the real property underlying a defaulted loan. Therefore, the value of our loan depends upon the value of the underlying real property. The value of the underlying property is dependent on numerous factors outside of our control, including national, regional and local business and economic conditions, government economic policies and the level of interest rates.  A loan-to-value ratio is the ratio of the amount of our financing, plus the amount of any senior indebtedness, if any, to the estimated market value of the property underlying a loan, as determined by our internal valuation process.  In the current economic environment, the market value of real property underlying many of our loans is less than the market value at the time the loan commitment was issued and the loan funded.  The higher the loan to value ratio, the greater the risk that the amount obtainable from sale of a property (including a foreclosure or bankruptcy sale) may be insufficient to repay the loan in full upon default.

The geographic concentration of our portfolio may make our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions.

Although we originate and hold for investment loans secured by real property located anywhere in the United States, 85% of our outstanding loans are secured by properties located in New York and New Jersey.  A lack of geographical diversification makes our mortgage portfolio more sensitive to local or regional economic conditions.  In particular, if the current economic crisis causes a more dramatic decline in the economies of these two states compared with the rest of the United States, this could result in a greater risk of default under our loans compared with the default rate for loans secured by properties in other states.  This could result in a reduction of our revenues, increases in our loan loss allowances and impairment charges and a reduction of our net income, which reductions and increases may not be as acute if our portfolio were more geographically diverse.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in real property generally.

We are subject to the general risks of the real estate market. These include adverse changes in national and local economic conditions, demographics, retailing trends and traffic patterns, competitive overbuilding, casualty losses and other factors beyond our control. The value of the collateral underlying our loans, as well as the real property owned by us and by joint ventures in which we are an equity participant, also may be negatively affected by factors such as the cost of complying with environmental regulations and liability under applicable environmental laws, interest rate changes and the availability of financing. Income from a commercial or multifamily residential property will also be adversely affected if a significant number of tenants are unable to pay rent, if tenants terminate or cancel leases or if available space cannot be rented on favorable terms. Operating and other expenses of properties, particularly significant expenses such as real estate taxes, maintenance costs and casualty and liability insurance costs, generally do not decrease when income decreases and even if revenues increase, operating and other expenses may increase faster than revenues.

Failure to pay interest on our debt may adversely affect us.

Default in making interest payments on debt could affect our ability to fund our operations. As of September 30, 2008, we had approximately $56,702,000 of trust preferred securities outstanding, maturing in 2036.  Payments of interest under the instruments governing the trust preferred securities, totaling $1,187,000 per quarter, must be paid before we can pay dividends on our common shares.

As of September 30, 2008, we had a revolving credit facility of $185,000,000, of which $51,000,000 was available and $3,000,000 was outstanding.  As of November 30, 2008, $6,000,000 is outstanding under this facility.  This facility matures in February 2010.  Our failure to pay interest or principal on the facility would result in a default by us, and the lenders under the facility could require the immediate payment of all amounts outstanding under the facility.  This would negatively affect our liquidity position, operations and restrict our ability to originate loans.

The increased risk of loans secured by undeveloped land may harm our results of operations.

We provide loans that are secured by undeveloped land. Loans secured by undeveloped land, aggregating $21,354,000, before allowance for loan losses, represented 15.6% of our loan portfolio at September 30, 2008.  We also have acquired by deed-in-lieu of foreclosure undeveloped land which is recorded on our books at $10,436,000, after taking into account a charge-off of $4,050,000.  Land loans are subject to a higher risk of default because such properties are not income producing properties. In addition, the market value of such properties is volatile. Although we only make loans on undeveloped land if entitlements and zoning is in place for the intended use, there is always the risk that entitlements and zoning may be changed or lapse. Consequently, in the event of a default and foreclosure, we may not be able to sell such property for an amount equal to our investment. As a result, we may lose a significant portion of our investment, adversely affecting our net income, shareholders’ equity and cash distributions to our shareholders. In the event of a default of a loan secured by undeveloped land, we may elect to hold the property until the market becomes more favorable. In such case during the holding period, which may likely be for a longer period of time than the holding period for income producing real property, we will not receive any income from this property and we will be required to pay the costs of carrying the property, primarily real estate taxes, which could adversely affect our net income, shareholders’ equity and cash distributions to shareholders.

We are subject to the risks associated with loan participations, such as lack of full control rights.

Some of our investments are participating interests in loans in which we share the rights, obligations and benefits of the loan with participating lenders pursuant to a participation agreement.  We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, the institution of, and control over, foreclosure actions entering into forebearance agreements with borrowers, and sale of the underlying property upon acquisition in foreclosure.  In addition, if under the participation agreement our participation represents a minority or junior interest, the other participants may be able to take actions which are not consistent with our interests or objectives.

We may have less control of our investment when we invest in joint ventures.

We have made loans to, and acquired equity interests in, joint ventures that own income producing real property. At September 30, 2008, our equity investment in these joint ventures aggregated $9,669,000.   Our co-venturers may have different interests or goals than we do and our co-venturers may not be able or willing to take an action that is desired by us. A disagreement with respect to the activities of the joint venture could result in a substantial diversion of time and effort by our management and could result in our exercise, or one of our co-venturers exercise, of the buy/sell provision typically contained in our joint venture organizational documents. In addition, there is no limitation under our charter documents as to the amount of funds that we may invest in joint ventures. Accordingly, we may invest a substantial amount of our funds in joint ventures which ultimately may not be profitable as a result of disagreements with and among our co-venturers.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we foreclose on defaulted loans and take title to real property.  We could be subject to environmental liabilities with respect to these properties. We may be held liable to governmental entities or to third parties for property damage, personal injury, investigation and clean-up costs in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property, even if the environmental issues arose prior to our ownership of the property . The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination associated with the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows could be materially adversely affected.

We operate in a highly competitive market.

We have significant competition in our business. We compete with many third parties engaged in finance and real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. Some of these competitors have substantially greater financial resources than we do and generally may be able to accept more risk. As such, they have the ability to make larger loans and to reduce the risk of loss from any one loan by having a more diversified loan portfolio. They may also enjoy significant competitive advantages that result from, among other things, enhanced operating efficiencies. An increase in the availability of funds to lenders, or a decrease in the amount of borrowing activity, may increase competition for making loans and may reduce obtainable yields or increase the credit risk inherent in the available loans.

The credit crisis has severely and adversely impacted mortgage lending activities by institutional lenders, specialty companies and others engaged in commercial mortgage lending activities, and it has been extremely difficult for owners or buyers of real estate to refinance or to finance an acquisition.  In the normal course, we would expect a business environment of the type we are presently experiencing to provide us with opportunities.  However, the extreme difficulty in finding long-term financing has significantly reduced, and in some cases eliminated, potential borrowers from acquiring real properties, development activity, condominium conversion and repositioning or upgrading real property.  Although we believe that we are in a position to originate short term bridge loans without significant competition, the flow of business has been limited and we have been more cautious in our loan approvals.

Changes in interest rates may adversely affect our results of operations.

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

Our revenues and the value of our portfolio may be negatively affected by casualty events occurring on properties securing our loans.

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

We depend on the services of Fredric H. Gould, chairman of our board of trustees, Jeffrey A. Gould, our president and chief executive officer, and other members of senior management to carry out our business and investment strategies. Jeffrey A. Gould devotes a limited amount of his business time to entities affiliated with us.  In addition to Jeffrey A. Gould, only three other executive officers, Mitchell Gould, our executive vice president, Lonnie Halpern, a vice president and George Zweier our vice president and chief financial officer, and three other executive personnel devote substantially all of their business time to us. The remainder of our executive management personnel share their services on a part-time basis with entities affiliated with us and located in the same executive offices pursuant to a shared services agreement.  We rely on part-time executive officers to provide certain services to us, including legal, accounting and computer services, since we do not employ full-time executive officers to handle these services.  If the shared services agreement is terminated, we will have to obtain such services or hire employees to perform them. We may not be able to replace these services or hire such employees in a timely manner or on terms, including cost and level of expertise, that are as favorable as those we receive under the shared services agreement.

In addition, in the future we may need to attract and retain qualified senior management and other key personnel, both on a full-time and part-time basis. The loss of the services of any of our senior management or other key personnel or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and our investment strategies.

We do not carry key man life insurance on members of our senior management.

Our transactions with affiliated entities involve conflicts of interest.

Entities affiliated with us and with certain of our executive officers provide services to us and on our behalf and we intend to continue the relationships with such entities in the future. Although our policy is to obtain terms in transactions with affiliates that are at least as favorable as those that we would receive if the transactions were entered into with unaffiliated entities, these transactions raise the potential that we may not receive terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities.

Risks Related to the REIT Industry

Failure to qualify as a REIT would result in material adverse tax consequences and would significantly reduce cash available for distributions.

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

Compliance with REIT requirements may hinder our ability to maximize profits.

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

We cannot assure you of our ability to pay dividends in the future.

We intend to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed within the time frames prescribed by the Internal Revenue Code of 1986, as amended, with respect to REITs.  This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends is adversely affected by the risk factors described in this Annual Report on Form 10-K. All distributions are made at the discretion of our board of trustees and will depend on our earnings, taxable income, financial condition, maintenance of our REIT status and such other factors as our board of trustees may deem relevant from time to time.  Our board of trustees suspended the payment of dividends on our common shares commencing with the next dividend payment date, the first business day of January, 2009.  Since we will likely report a tax loss for the year ended December 31, 2008, no distributions are likely to be required in 2009 for us to retain our REIT status.  In view of the problems facing the real estate industry and the Trust at the present time, and the need to preserve capital, the board considered it prudent to suspend the payment of dividends.  Our board of trustees will review the dividend policy at each regularly scheduled quarterly board meeting.

Item 1B. Unresolved Staff Comments.

None.

Executive Officers of Registrant

    Set forth below is a list of our executive officers whose terms will expire at our 2009 annual Board of Trustees’ meeting. The business history of officers who are also Trustees will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2009.

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

Mitchell K. Gould (age 36), employed by us since May 1998, has been a Vice President since March 1999 and Executive Vice President since March 2007. From January 1998 until May 1998, Mr. Gould was employed by Bear Stearns Companies, Inc. where he was engaged in originating and underwriting commercial real estate loans for securitization.

Simeon Brinberg (age 74) has been our Secretary since 1983, a Senior Vice President since 1988, and Senior Counsel since March 2006.  Mr. Brinberg has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., since October 1988. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. Since June 1989, Mr. Brinberg has been a Vice President of One Liberty Properties, Inc. (currently a Senior Vice President), a REIT engaged in the ownership of income producing real properties leased to tenants under long term leases. Mr. Brinberg is a member of the New York Bar and was engaged in the private practice of law for approximately 30 years prior to 1988.

David W. Kalish (age 61) has been our Senior Vice President, Finance since August 1998. Mr. Kalish was our Vice President and Chief Financial Officer from June 1990 until August 1998. He has been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June 1990. For more than five years prior to June 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company LLP and its predecessors.

Israel Rosenzweig (age 61) has been a Senior Vice President since April 1998. Mr. Rosenzweig has been a Vice President of Georgetown Partners, Inc. since May 1997 and since 2000 has been President of GP Partners, Inc., an affiliate of Gould Investors L.P. which is engaged in providing advisory services in the real estate and financial services industries to an investment advisor. He also has been a Senior Vice President of One Liberty Properties, Inc. since May 1997.

Mark H. Lundy (age 46) has been our General Counsel and Assistant Secretary since March 2007 and a Senior Vice President since March 2005. Prior to March 2005 and from 1993 he was a Vice President. He has been the Secretary of One Liberty Properties, Inc. since June 1993 and he also serves as a Senior Vice President of One Liberty Properties, Inc. Mr. Lundy has been a Vice President of Georgetown Partners, Inc. (currently Senior Vice President) since July 1990. He is a member of the bars of New York and Washington, D.C.

George E. Zweier (age 44) has been employed by us since June 1998 and was elected Vice President, Chief Financial Officer in August 1998. For approximately five years prior to joining us, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo--Mitsubishi Limited in its New York office.

Lonnie Halpern (age 33) has been employed by us since August 2005 and was elected a Vice President in March 2007.  Mr. Halpern is a member of the bars of New York and Massachusetts, and was an associate at Goodwin Procter LLP, New York, N.Y. from September 2001 to March 2004 and Hogan & Hartson LLP, New York, N.Y. from April 2004 to July 2005.

Item 2.  Properties.

Our executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where we currently occupy approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building in which our executive offices are located is owned by a subsidiary of Gould Investors L.P. For the year ended September 30, 2008, we contributed $88,000 to the annual rent of $432,000 paid by Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc., and related entities. We also lease, under a direct lease with the Gould Investors L.P. subsidiary, an additional 1,800 square feet directly adjacent to the 12,000 square feet at an annual rental of $58,000.

At September 30, 2008, we did not own any single real property asset with a book value equal to or greater than 5% of our total assets. At September 30, 2008, we owned 14 properties (including real estate properties held for sale), with an aggregate book value of $77,012,000 (after taking into account provisions for loan losses and impairment charges), of which 13 properties were acquired in foreclosure or deed in lieu of foreclosure.  Reference is made to the caption “Our Real Estate Assets” in Item 1 of the Annual Report on Form 10-K for a schedule of the principal real property assets acquired by us in foreclosure or deed in lieu of foreclosure and owned at September 30, 2008.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares of beneficial interest, or Beneficial Shares, are listed on the New York Stock Exchange, or the NYSE, under the symbol “BRT.”  The following table shows for the periods indicated, the high and low sales prices of the Beneficial Shares on the NYSE as reported on the Composite Tape and the per share dividend declared in the periods indicated:

			Dividend
Fiscal Year Ended September 30 ,	High	Low	Per Share

2008
First Quarter	$18.20	$14.40	$.62
Second Quarter	16.50	10.89	.62
Third Quarter	16.37	10.39	.62
Fourth Quarter	12.98	6.65	1.33	*

* Includes a special dividend of $.71 per share declared on September 8, 2008 and paid on October 2, 2008 with the regular $.62 per share dividend.

			Dividend
Fiscal Year Ended September 30 ,	High	Low	Per Share

2007
First Quarter	$31.25	$27.06	$.58
Second Quarter	32.00	27.65	.62
Third Quarter	31.63	25.72	.62
Fourth Quarter	26.22	15.25	.62

On December 9, 2008, the high and low sales prices of our Beneficial Shares on the NYSE was 3.29 and 2.80, respectively.

As of December 9, 2008, there were approximately 1,330 holders of record of our Beneficial Shares and approximately 6,350 shareholders.

We qualify as a REIT for Federal income tax purposes. In order to maintain that status, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. The amount and timing of future cash distributions will be at the discretion of our Board of Trustees and will depend upon our financial condition, earnings, taxable income, business plan, cash flow and other factors. Provided we are not in default of the affirmative and negative covenants contained in our revolving credit facility with Capital One Bank, VNB New York Corp., Signature Bank, and Manufacturers and Traders Trust Company, the credit facility does not preclude the payment by us of the cash distributions necessary to maintain our status as a REIT for Federal income tax purposes.

Stock Performance Graph

    This graph compares the performance of our shares with the Standard & Poor's 500 Stock Index and a peer group index consisting of publicly traded mortgage REITS. The graph assumes $100 invested on September 30, 2003 and assumes the reinvestment of dividends.

	9/03	9/04	9/05	9/06	9/07	9/08

BRT Realty Trust	100.00	122.48	143.50	188.84	126.57	77.74
S&P 500	100.00	113.87	127.82	141.62	164.90	128.66
FTSE NAREIT Mortgage	100.00	129.04	108.24	120.62	74.04	51.22

Copyright © 2008 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Equity Compensation Plan Information

The table below provides information as of September 30, 2008 with respect to our Beneficial Shares that may be issued under the BRT Realty Trust 1996 Stock Option Plan and the BRT Realty Trust 2003 Incentive Plan:

Number of
securities
remaining
available-for
	Number of		future
	Securities		issuance under
	to be issued	Weighted-	equity
	upon exercise	Average	compensation
	of outstanding	exercise price	Plans - excluding
	options,	of outstanding	securities
	warrants and	options, warrants	reflected in
	Rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	22,500 (1)	$9.07	118,660
Equity compensation plans not approved by security holders	—	—	—
Total	22,500 (1)	$9.07	118,660

(1)
Does not include 197,540 shares of restricted stock issued to officers, directors, employees and consultants.  None of these restricted shares vest until 2009, unless vesting is accelerated by our Compensation Committee and Board of Trustees under special circumstances.

Purchase of Securities

On March 10, 2008, our board of trustees authorized a program for us to repurchase up to 1,000,000 of our common shares in the open market from time to time. Set forth below is a table which provides the purchases we made in the fourth quarter of Fiscal 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2008- July 31, 2008	67,334 shs.	$11.41	67,334 shs.	932,666 shs.

August 1, 2008 - August 31, 2008	-	-	-	932,666 shs.

September 1, 2008 - September 30, 2008	-	-	-	932,666 shs.

Item 6. Selected Financial Information.

The following table, not covered by the report of the independent registered public accounting firm, sets forth selected historical financial data for each of the fiscal periods in the five years ended September 30, 2008. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.

	2008	2007	2006	2005	2004

Operating statement data
Total revenues	$23,084	$42,900	$37,488	$25,491	$17,661
Total expenses (1) (2)	42,047	30,570	20,708	11,975	9,114
Gain on sale of available-for-sale securities	19,940	19,455	-	680	1,641
Income from continuing operations	2,196	34,702	19,279	14,441	10,347
(Loss) income from discontinued operations (3)	(2,456)	368	792	1,773	1,655
Net (loss) income	(260)	35,070	20,071	16,214	12,002

(Loss) income per beneficial share:
Income from continuing operations	$.19	$3.30	$2.43	$1.86	$1.36
Discontinued operations	(.21)	.04	.10	.23	.22
Basic (loss) earnings per share	$(.02)	$3.34	$2.53	$2.09	$1.58

Income from continuing operations	$.19	$3.29	$2.42	$1.85	$1.34
(Loss) income from discontinued operations	(.21)	.04	.10	.23	.21
Diluted (loss) earnings per share	$(.02)	$3.33	$2.52	$2.08	$1.55

Cash distribution per common share	$3.19	$2.44	$2.14	$1.96	$1.79

Balance sheet data:
Total assets	$270,020	$328,109	$368,426	$264,837	$96,796
Earning real estate loans (4)	118,028	185,899	283,282	192,012	132,229
Non-earning real estate loans (4)	18,407	63,627	1,346	1,617	3,096
Allowance for possible losses	6,710	8,917	669	669	881
Real estate properties, net	42,347	3,336	3,342	6,117	5,887
Investment in unconsolidated ventures at equity	9,669	14,167	9,608	8,713	7,793

Available-for-sale securities at market	10,482	34,936	53,252	48,453	41,491
Real estate properties held for sale	34,665	9,355	2,833	-	-
Borrowed funds	3,000	20,000	141,464	110,932	53,862
Junior subordinated notes	56,702	56,702	56,702	-	-
Mortgage payable	2,315	2,395	2,471	2,542	2,609
Shareholders’ equity	186,772	235,175	154,435	142,655	132,063

(1)	Includes $15,260,000 and $9,300,000 of provision for loan losses for the Fiscal years ended 2008 and 2007, respectively.

(2)	Includes $4,607,000 of impairment charges in the fiscal year ended September 30, 2008.

(3)	Includes $4,603,000 of impairment charges in the fiscal year ended September 30, 2008.

(4)	Earning and non-earning loans are presented without deduction of the related allowance for possible losses and deferred fee income.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a real estate investment trust, also known as a REIT.  Our business is to originate and hold for investment short-term senior and junior commercial mortgage loans, and our primary source of revenue is interest income, which is the interest our borrowers pay on our loans.  A lesser source of revenues is loan fee income generated on the origination and extension of loans, operating income from real properties (including operating income from real properties acquired in foreclosure or by deed in lieu of foreclosure) and investment income.

A weakness in the single family housing markets and the significant problems in the sub-prime residential lending markets, which became apparent during 2007, spread to the commercial real estate, credit and equity markets in the last half of our 2007 Fiscal Year and accelerated in our 2008 Fiscal year.  Although we do not have any sub-prime exposure, nor any CMBS investments, and never issued or purchased collateralized debt obligations, the weakness in these markets resulted in banks and other lending institutions severely limiting credit and tightening lending standards, which affected our borrowers and potential borrowers in the following ways:

•
The principal source of loan repayments by many borrowers has been obtaining a new mortgage loan with an institutional lender or selling the property, often after repositioning or upgrading the property, and using the proceeds from the refinance or sale to repay our loan.  As a result of the limited credit availability and increased lending standards imposed by banks and institutional lenders, refinancings and sales have been extremely difficult to complete and many borrowers, being unable to refinance or sell, have defaulted on their monetary obligations to us.

•
Borrowers engaged in residential condominium conversions typically use the proceeds from the sale of condominium units to repay the short-term bridge loans we provide.  It has been extremely difficult for potential purchasers of condominium units to acquire mortgage financing, thereby resulting in a significant reduction in the sale of condominium units.  As a result, borrowers engaged in condominium conversions have defaulted on their obligations to us.

•	Borrowers, real estate investors and developers have been unable to finance new real estate transactions. This has reduced the demand for short-term bridge loans, our principal lending product.

As a result of the adverse effects of the credit crisis on our borrowers and potential borrowers, as delineated above, our business has been adversely affected in the following ways:

•	Nine loans, aggregating $84,235,000 in principal amount, went into default and became non-earning loans in Fiscal 2008;

•	We added $15,260,000 to our loan loss allowance in Fiscal 2008 and had a total of $6,710,000 in loan loss allowances outstanding against non-earning loans of $18,407,000 at September 30, 2008;

•
We acquired in Fiscal 2008 by foreclosure and deed in lieu of foreclosure, ten properties having an aggregate principal loan balance of $122,295,000, before charge-offs of $17,467,000, which secured defaulted loans;

•
We disposed of certain properties acquired by foreclosure or deed in lieu of foreclosure in Fiscal 2008, for an aggregate consideration of $36,398,000, with a book value of $34,885,000, and at September 30, 2008, owned $73,853,000 (book value) of real properties acquired by foreclosure or deed in lieu of foreclosure, including real properties held for sale;

•
We recorded impairment charges of $8,160,000 in Fiscal 2008 against our real properties, including those held for sale and recorded an impairment charge of $1,050,000 against the value of our equity in one of our joint ventures;

•	We expended $2,009,000 in professional fees pursuing foreclosing actions in Fiscal 2008, without taking into account the time and expenses of our staff in the foreclosure and workout process; and

•	Loan originations decreased by 45% in Fiscal 2008 as compared to Fiscal 2007, from $120,349,000 to $66,027,000.

Until the credit markets stabilize and credit is made available to real estate owners and developers, we could experience (i) more borrower defaults, (ii) additional foreclosure actions (with an increase in direct and indirect expenses in pursuing such actions), (iii) the acquisition of additional properties in foreclosure or by deed in lieu of foreclosure, and (iv) reduced origination activity, all of which will result in a decline in our revenues and net income (or an increase in our net loss).  Although the federal government has passed legislation and the Federal Reserve Board and Treasury Department have taken action to stimulate the banking industry to make credit more available, we cannot estimate whether this will have an impact on the real estate industry and on commercial mortgage lending.

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

Revenues

Interest on real estate loans. Interest on real estate loans decreased by $16,819,000, or 50%, to $16,785,000 for the year ended September 30, 2008 from $33,604,000 for the year ended September 30, 2007. The average balance of loans outstanding decreased by approximately $85,600,000, accounting for a decrease in interest income of $10,549,000.  This is due to reduced originations primarily caused by a weakness in the real estate and credit markets nationally, which has limited investments in real estate and the demand for bridge financing. Also contributing substantially to the decrease is an increase in non-earning loans in 2008 compared with 2007, resulting in $4,421,000 of the decline in interest income. Additionally, decreases in the prime rate since September 30, 2007 have caused the average interest rate on the earning loan portfolio to decline to 12.62% in the year ended September 30, 2008 from 13.34% in the year ended September 30, 2007, which caused interest income to decrease by $1,849,000.

Loan fee income.   Loan fee income decreased by $2,868,000, or 56%, to $2,285,000 for the year ended September 30, 2008 from $5,153,000 for the year ended September 30, 2007.  The decrease for the year is the result of a significant decline in our loan originations over the last year due to the current weakness in the real estate and credit markets.

Operating income from real estate.  Operating income from real estate properties increased by $762,000, or 51%, for the year ended September 30, 2008 to $2,248,000 from $1,486,000 for the year ended September 30, 2007.  The increase was primarily the result of rental revenues received from tenants at a multi-family condominium conversion property located near Orlando, Florida which we acquired by foreclosure in December 2007 and a multi-family garden apartment complex located in Fort Wayne, Indiana, which we acquired by foreclosure in July 2008.

Other, primarily investment income.  Other, primarily investment income declined by $891,000, or 34%, to $1,766,000 for the year ended September 30, 2008 from $2,657,000 for the year ended September 30, 2007. This decline was primarily due to reduced dividend income from EPR shares due to the sale of 493,511 shares of EPR in the current fiscal year.

Expenses

Interest expense on borrowed funds.  Interest expense on borrowed funds decreased to $6,644,000 for the year ended September 30, 2008, from $10,177,000 for the year ended September 30, 2007, a decline of $3,533,000, or 35%. For the year ended September 30, 2008, the average outstanding balance of borrowed funds declined $39,000,000 as a result of our paydown of the credit facility due to a decline in our loan portfolio.  This decline accounted for a decrease in interest expense of $2,494,000.  A decline of 193 basis points in the interest rate paid on the credit facility caused a further decrease in interest expense of $861,000.  The remaining decrease of $178,000 was the result of a decline in the amortization of deferred fees on our credit facility.

Advisor’s fee.  Advisor’s fee, which is calculated based on invested assets, decreased by $578,000, or 25%, for the year ended September 30, 2008, to $1,730,000 from $2,308,000 for the year ended September 30, 2007. This was a result of a decreased level of invested assets.  This resulted from a decline in outstanding mortgage loans, due to net paydowns and the sale of investment securities.

Provision for loan losses.  The provision for losses increased by 64% to $15,260,000 for the year ended September 30, 2008 as compared to $9,300,000 for the year ended September 30, 2007. These reserves are based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the collateral securing the loan. The increase was based on our evaluation of our portfolios of loans, current and expected market conditions and the adequacy of our allowance for losses.  The $15,260,000 loan loss provision in the fiscal year ended September 30, 2008 was taken against nine loans with an aggregate principal balance of $71,312,000.

Impairment charges. For the year ended September 30, 2008, we recorded impairment charges of $4,607,000 with respect to certain of our owned real estate and our equity investment in a joint venture. In making this determination, management analyzed its real estate properties and joint ventures and determined that this provision was necessary to reflect a decline in the value of certain properties in the our real estate portfolio and a decline in the value of one of our joint ventures.  We did not record any impairment charges in fiscal 2007.

Foreclosure related professional fees.  Foreclosure related professional fees increased to $2,009,000 for the year ended September 30, 2008 from $460,000 for the year ended September 30, 2007, an increase of  $1,549,000, or 337%.  This increase is the result of legal fees and expenses incurred in connection with foreclosure actions and workout activity and is directly related to increases in our non-earning loans that took place during 2008.

General and administrative expense. General and administration expense increased $590,000, or 9%, from $6,249,000 for the year ended September 30, 2007 to $6,839,000 for the year ended September 30, 2008. The increase resulted from several factors.  Payroll and related expenses increased by $272,000, the result of increased staffing levels, and amortization of restricted stock.  There was also an increase in professional fees of $58,000 due to increased auditing fees.  Additionally, we incurred increased allocated expenses, pursuant to a shared services agreement, of $132,000, related primarily to additional allocation of legal and accounting time spent on foreclosure and non-earning loan matters. Travel expenses increased by approximately $61,000 due to increased travel to inspect properties collateralizing our loans and to properties acquired by foreclosure or deed in lieu of foreclosure, marketing expenses increased by $46,000 and insurance expenses increased by $21,000.

Other taxes.  Other taxes decreased by $999,000, or 80%, to $251,000 in the year ended September 30, 2008 from $1,250,000 in the year ended September 30, 2007, resulting from  a decrease in the amount of federal excise tax recorded. The federal excise tax is based on taxable income generated during the current year, but not distributed.  Since we expect a loss in 2008, we expect our distributions and excise tax to be reduced.

Operating expenses relating to real estate properties. Operating expenses relating to real estate properties increased $3,246,000, or 487%, from $666,000 in the year ended September 30, 2007 to $3,912,000 in the year ended September 30, 2008. The increase is the result of operating expenses relating to ten properties acquired by foreclosure or deed in lieu of foreclosure in the current fiscal year, and expenses for real estate taxes and insurance on several properties during foreclosure proceedings.

Amortization and depreciation.  Amortization and depreciation increased $635,000, or 397%, from $160,000 in the year ended September 30, 2007 to $795,000 in the year ended September 30, 2008, due to the addition of five properties that were acquired in foreclosure or deed in lieu of foreclosure in fiscal 2008 and are not classified as held for sale.

Equity in earnings of unconsolidated ventures. Equity in earnings of unconsolidated ventures increased $186,000 in the year ended September 30, 2008 to $1,358,000 from $1,172,000 in the year ended September 30, 2007.  This increase in the year is primarily the result of income received from our joint venture with the CIT Group, of which $268,000 represents an out of period adjustment.  While the earnings of the CIT venture declined in the current year due to loan loss provisions and impairment charges, our equity earnings did not decline as we recorded an impairment charge against our portion of the ventures assets.

Gain on sale of available-for-sale securities. Gain on sale of available-for-sale securities increased $485,000, or 3% in the year ended September 30, 2008 to $19,940,000 from $19,455,000 in the year ended September 30, 2007. In the current year, we sold 493,511 shares of Entertainment Properties Trust. These securities, with a cost basis of $6,482,000, were sold for $26,423,000.  In the prior year, we sold 384,800 shares of Entertainment Properties Trust and other securities.  These securities, with a cost basis of $5,131,000, were sold for $24,586,000.

Discontinued operations. Discontinued operations represents the revenue, expenses, and gains from the sale of properties either held for sale or sold during the years ended September 30, 2008 and 2007.  (Loss) income from discontinued operations decreased in the year ended September 30, 2008 from $368,000 in the year ended September 30, 2007 to ($2,456,000) in the year ended September 30, 2008. The discontinued operations in the current year reflects income of operations of $635,000, impairment charges of $4,603,000 and gain on the sale of assets of $1,512,000.  Included within income from operations is $556,000 from the operations of a multi-family apartment complex in Chattanooga, Tennessee, $341,000 from the operations of a retail center in Stuart, Florida, a loss of $36,000 related to an industrial property in South Plainfield, New Jersey, a loss of $335,000 from the operations of condominium units in three separate projects in Florida and $109,000 from six multi-family apartment complexes located in Tennessee.  The impairment charge of $4,603,000 related to real estate properties held for sale reflects a decline in the market values of  real estate. The gain on the sale of real estate assets of $1,512,000 includes a gain of $1,026,000 from the sale of two cooperative units in Manhattan, New York, $219,000 from the sale of an industrial property in South Plainfield, New Jersey, $261,000 from the sale of 16 condominium units in Florida, $12,000 from the sale of a retail center and parcel of land in Stuart, Florida and a loss of $4,000 on the sale of the Chattanooga property.   The discontinued operations in the prior period represent the sale of a multi-family residential property in Charlotte, North Carolina.

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

Revenues

Interest on real estate loans. Interest on real estate loans increased to $33,604,000 for the year ended September 30, 2007, as compared to $29,527,000 for the year ended September 30, 2006, an increase of $4,077,000, or 14%. During the 2007 fiscal year, we experienced an increase in the average balance of loans outstanding from $216,400,000 in the prior fiscal year to $279,000,000. This resulted in an increase in interest income of $8,359,000. A decline in the interest rate earned on our loan portfolio from 13.62% to 13.34% resulted in a decline in interest income of $623,000.  Additionally during the 2007 fiscal year we experienced an increase in non-earning loans. These non-earning loans resulted in a decline in interest income of $ 3,660,000 in fiscal 2007.

Fee income. Fee income increased by $1,417,000 in the fiscal year ended September 30, 2007. Extension fee income increased by $1,074,000 as many borrowers exercised extension options. Fee amortization increased by $151,000 primarily the result of accelerated amortization from the early payoff of loans. The remaining increase of $192,000 was the result of fee income earned on loans that did not close. Comparison of fee income, period versus period, is not consistent with loan originations as fees are amortized over the original term and are accelerated upon prepayment of a loan.

Operating income from real estate properties. Operating income from real estate properties increased by $272,000, or 22%, to $1,486,000 in the fiscal year ended September 30, 2007 from $1,214,000 in the fiscal year ended September 30, 2006. This increase is the result of additional rental income received on our Yonkers, New York property in the 2007 fiscal year. In the prior fiscal year there was a vacancy at our Yonkers, New York property for a portion of the year due to the bankruptcy of one of the two tenants at this property. This space was re-leased in July 2006 to a new tenant.

Other, primarily investment income.  Other income, primarily investment income, declined by $354,000, or 12%, from $3,011,000 in the fiscal year ended September 30, 2006 to $2,657,000 in the fiscal year ended September 30, 2007. This decline was primarily due to the sale of 384,800 shares of EPR in fiscal 2007, as a result of which we received less dividend income of $732,000. This decline was offset by an increase in investment income of $378,000 resulting from an increase in our invested balances and an increase in the dividend rate paid on the remaining shares of EPR that we own.

Expenses

Interest expense on borrowed funds. Interest expense on borrowed funds declined to $10,177,000 in the fiscal year ended September 30, 2007 from $10,718,000 in the fiscal year ended September 30, 2006. This decline of $541,000, or 5%, is due to a decline in the average balance of borrowed funds outstanding. The average balance of borrowed funds outstanding declined by $20,700,000, from $135,100,000 in the 2006 fiscal year to $114,400,000 in the 2007 fiscal year. This resulted in a decrease in interest expense of $1,338,000. This decline was offset in part by an increase in the average rate paid (excluding fee amortization) on our borrowings from 7.41% to 7.91% causing a $362,000 increase in interest expense. In addition, the amortization of borrowing costs accounted for an increase in interest expense of $435,000.
Advisor’s fee.  The advisor’s fee paid to REIT Management Corp., which is calculated pursuant to the Advisory Agreement, was amended effective January 1, 2007 to provide for a reduction in the fee paid by us to the Advisor. Accordingly, the fee paid to the Advisor decreased by $374,000 or 14% for the fiscal year ended September 30, 2007. The amendment to the Advisory Agreement caused a decline of $805,000 in the advisor’s fee. The decline was offset by an increase in the fee of $431,000, resulting from an increased level of invested assets, primarily loans, the basis upon which the fee is calculated.

Provision for loan losses.  The aggregate provision for loan loss was $9,300,000 in the fiscal year ended September 30, 2007. Management analyzed the loan portfolio and determined that due to the condition of the real estate and credit markets, a general decline in the value of real estate in various regions of the country, including Florida, where a portion of our collateral is located, and the financial condition of some of our borrowers, it was necessary to record a loan loss provision to reflect a decrease in the value of the collateral securing several loans. The $9,300,000 loan loss provision was taken against six loans with an aggregate principal balance of $70,823,000 of which $61,648,000 was outstanding at September 30, 2007. No provisions were taken in the fiscal year ended September 30, 2006.

Foreclosure related professional fees.  Foreclosure related professional fees increased to $460,000 for the year ended September 30, 2007 from $45,000 for the year ended September 30, 2006, an increase of $415,000, or 922%. This increase is the result of legal fees and expenses incurred in connection with foreclosure actions and workout activity and is directly related to increases in our non-earning loans in 2007.

General and administrative expenses.  General and administrative expenses increased to $6,249,000 in the fiscal year ended September 30, 2007 from $5,764,000 in the fiscal year ended September 30, 2006. This increase of $485,000, or 9%, was the result of several factors. We incurred increased legal and professional expenses of $129,000 due to the renegotiation of our Advisory Agreement, and the fees of an independent compensation consultant retained by the Compensation Committee of our Board of Trustees. We also recognized increased payroll and related expenses of $257,000 due to increased staffing and salaries, and the amortization of restricted shares issued in January 2007. Advertising, promotional and travel expense increased by $183,000 as we continued to increase our marketing efforts. The expenses allocated to us pursuant to a shared services agreement among us and related entities for legal and accounting services increased by $125,000 in the year ended September 30, 2007, primarily as the result of the increased level of foreclosure and workout activity, and services related to the public offering which took place in December 2006. The remaining increase in expense of $57,000 was due to higher operating expenses in several categories, none of which was significant. Offsetting these increases was the payment in the fiscal year ended September 30, 2006, of $296,000 in legal, professional and printing expenses related to a contemplated public offering which was cancelled due to adverse market conditions.

Other taxes.  Other taxes increased by $687,000, or 122%, to $1,250,000 for the fiscal year ended September 30, 2007 from $563,000 in the fiscal year ended September 30, 2006. This was the result of an increase in the amount of federal excise tax recorded. The federal excise tax is based on taxable income generated during the current fiscal year, but not distributed.

Operating expenses relating to real estate owned. Operating expenses relating to real estate owned, declined by $125,000, or 16%, to $666,000 for the fiscal year ended September 30, 2007 from $791,000 in the fiscal year ended September 30, 2006. This was the result of reduced operating expenses at our Yonkers property.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings (loss) of unconsolidated joint ventures increased by $1,179,000, from a loss of $7,000 in the fiscal year ended September 30, 2006 to income of $1,172,000 in the fiscal year ended September 30, 2007. In the 2007 fiscal year we recognized $1,079,000 of income related to our joint venture with CIT. This joint venture began operations in the current fiscal year and accounted for significantly all the earnings in this category. In the 2006 fiscal year we recorded our share of a loss from the operations of a joint venture that owned a property located in Atlanta, Georgia, which was sold in December 2005. This loss was the result of increased interest expense of $882,000, resulting from the prepayment of the first mortgage upon the sale of the property and a loss from operations at the property. Our share of these items totaled $999,000. Offsetting these declines was the receipt by us of $757,000, which was our share of an early termination fee paid by a tenant to our joint venture which owned a property located in Dover, Delaware and income from operations during the 2006 fiscal year. This property was sold in the first fiscal quarter of 2007.

Disposition of real estate related to unconsolidated joint ventures. During the fiscal year ended September 30, 2007, we realized a gain of $1,819,000 from the disposition of real estate related to unconsolidated joint ventures which represented our share of the gain from the sale in November 2006 of a corporate and retail center located in Dover, Delaware. During the fiscal year ended September 30, 2006, we realized a gain on disposition of real estate related to unconsolidated joint ventures, the result of the sale in December 2005 of a multi-family apartment property located in Atlanta, Georgia. The venture recognized a gain of approximately $5,100,000, of which we recorded $2,531,000 as our share.

Gain on sale of available-for-sale securities. Gain on sale of available-for-sale securities increased to $19,455,000 in the fiscal year ended September 30, 2007. In the 2007 fiscal year, we sold 384,800 shares of EPR and other miscellaneous securities which resulted in net proceeds of $24,597,000 and had a cost basis of $5,142,000. There were no sales of securities in fiscal 2006.

Discontinued operations. Discontinued operations declined by $424,000 from $792,000 in the fiscal year ended September 30, 2006 to $368,000 in the fiscal year ended September 30, 2007. The discontinued operations in the 2007 fiscal year represent the operation of two properties acquired in foreclosure in the 2007 fiscal year and the operation of a property in Charlotte, North Carolina that was disposed of in the 2007 fiscal year. A gain of $352,000 was recognized on the sale of the Charlotte, North Carolina property. Discontinued operations in the 2006 fiscal year reflect the operations of the Charlotte, North Carolina property, acquired in foreclosure in January 2005, and a $726,000 gain from the sale of two cooperative apartment units. The remaining decline of $142,000 related to several properties and included a prepayment penalty on a refinance.

Liquidity and Capital Resources

We require significant capital to fund our loan originations and operating expenses.  While the distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, limits our ability to retain earnings and thereby replenish or increase capital to our operations, we believe that our existing sources of capital will be adequate for purposes of meeting our short-term and long-term liquidity needs.

Our capital sources include cash flow from operations and borrowings under our revolving credit facility and our margin lines of credit.  Our total available liquidity at September 30, 2008 was approximately $88,965,000, including $35,765,000 of unrestricted cash and cash equivalents, $48,000,000 of available liquidity under our revolving credit facility and $5,200,000 of available liquidity under our margin lines of credit.

Cash from Operations

During the twelve months ended September 30, 2008, we generated cash of $2,978,000 from operating activities, $56,824,000 from collections from real estate loans, $26,423,000 from the sale of available for sale securities, $36,398,000 from the sale of real estate assets and $6,971,000 from the issuance of shares pursuant to our dividend reinvestment and share purchase plan.  These funds, in addition to cash on hand, were used primarily to fund originations of $66,027,000, $3,914,000 to stabilize and improve the properties we acquired by foreclosure or deed in lieu of foreclosure, and to pay cash distributions of $28,633,000 to our shareholders.

Credit Facilities

We have a revolving credit facility with a group of banks consisting of Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. Under the revolving credit facility, Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company make available to us up to an aggregate of $185,000,000 on a revolving basis.  Under the credit facility, we are required to maintain cash or marketable securities at all times of not less than $15,000,000.  Borrowings under the credit facility are secured by specific receivables and the facility provides that the amount borrowed will not exceed (1) 65% of first mortgages, plus (ii) 50% of second mortgages plus (iii) the fair market value of certain owned real estate pledged to the participating banks and the sum of (ii) and (iii) may not exceed $22,500,000 and 15% of the borrowing base. At September 30, 2008, $51,000,000 was available to be drawn based on the lending formula under our credit facility and $3,000,000 was outstanding.

We also have the ability to borrow under our margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to 50% of the market value of the shares we pledge. At September 30, 2008 and November 30, 2008, $5,175,000 and $2,764,000 respectively, was available under the margin lines of credit, of which zero was outstanding. If the value of the EPR shares (our principal securities investment) continues to decline, the available funds under the margin lines of credit would decline.

Trust Preferred Securities

In March 2006, a wholly owned single purpose subsidiary of ours, completed a private placement of $25,774,000 of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes issued by us, which mature in April 2036. The trust preferred securities and the notes have a 30-year term, ending April 2036, and fixed rate of 8.23% until April 2016 and then bear interest at a floating rate of three-month LIBOR plus 3%.

In April 2006, a wholly owned single purpose subsidiary of ours, completed a private placement of $30,928,000 of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes issued by us, which mature in April 2036.  The trust preferred securities and the notes have a 30-year term, ending April 2036, and fixed rate of 8.44% until April 2016 and then bear interest at a floating rate of three-month LIBOR plus 2.9%.

Off Balance Sheet Arrangements

None.

Disclosure of Contractual Obligations

The following table sets forth as of September 30, 2008 our known contractual obligations:

	Payment due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$59,017,000	$86,000	$188,000	$2,041,000	$56,702,000

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligation	929,000	58,000	116,000	116,000	639,000

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities
Reflected on Company
Balance Sheet Under GAAP	—	—	—	—	—

Total	$59,946,000	$144,000	$304,000	$2,157,000	$57,341,000

Interest Rates

Since approximately 99% of the aggregate principal amount of loans outstanding at September 30, 2008 provides for adjustable interest rates with stated minimum interest rates, an increase or decrease in interest rates should not have a material adverse effect on our revenues and net income. Interest on our mortgage loans is payable to us monthly.

Significant Accounting Estimates and Critical Accounting Policies

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

Allowance for Possible Losses and Impairment Charges

We conduct a quarterly comprehensive review of (i) each loan in our mortgage portfolio, including the real estate securing each loan, (ii) each of our real estate assets, (iii) each loan in the CIT joint venture’s mortgage portfolio, including the real estate securing each  loan, and (iv) each real estate asset owned by any joint venture. This review is conducted in order to determine whether a provision for loan loss should be taken by us or the CIT joint venture with respect to outstanding loans, and whether we or any joint venture should take an impairment charge with respect to the real estate assets owned by us or any joint venture.

In reviewing the value of the collateral underlying a loan and the real estate assets owned, whether by us or our joint ventures, we seek to arrive at the fair value of each piece of collateral and each real estate asset by using one or more valuation techniques, such as comparable sales, discounted cash flow analysis or replacement cost analysis. Determination of the fair value of the collateral securing a loan requires significant judgment, estimates and discretion by management. Our real estate assets held for sale and our joint venture’s real estate assets are evaluated for indicators of impairment using an undiscounted cash flow analysis. If the analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover the investment made by us or any joint venture, as the case may be, an impairment provision will be calculated based upon the excess of the carrying amount of the property over its fair value.  Real estate assets which are held for sale are valued at the lower of the recorded cost or estimated fair value, less the cost to sell. We do not obtain any third party appraisals regarding the value of the property securing loans made by us or our joint ventures, or the real estate assets owned by us or our joint ventures.  Instead, we rely on our own “in-house” analysis and valuations. Any valuation allowances taken with respect to our loan portfolio or real estate assets reduces our net income, assets and shareholders’ equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. For the fiscal year ended September 30, 2008, $15,260,000 of additional allowances for loan losses were recorded against our mortgage portfolio, $8,160,000 of impairment charges were taken with respect to our real estate assets and a $1,050,000 impairment charge was taken with respect to our investment in the CIT joint venture.

Revenue Recognition

We recognize interest income and rental income on an accrual basis, unless we make a judgment that impairment of a loan or of real estate owned renders doubtful collection of interest or rent in accordance with the applicable loan documents or lease. In making a judgment as to the collectability of interest or rent, we consider, among other factors, the status of the loan or property, the borrower’s or tenant’s financial condition, payment history and anticipated events in the future. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and continued performance is demonstrated. Accordingly, management must make a significant judgment as to whether to treat a loan or real estate owned as impaired. If we make a decision to treat a “problem” loan or real estate asset as not impaired and therefore continue to recognize the interest and rent as income on an accrual basis, we could overstate income by recognizing income that will not be collected and the uncollectible amount will ultimately have to be written off. The period in which the uncollectible amount is written off could adversely affect taxable income for a specific year and our ability to pay cash distributions.

Cash Distribution Policy

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, since our organization. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently (within the time frames prescribed by the Code and the applicable regulations) to our shareholders at least 90% of our adjusted ordinary taxable income. It is the current intention of our management to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate Federal income tax on taxable income we distribute currently in accordance with the Code and applicable regulations to shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for Federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to Federal income and excise taxes on undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Our primary component of market risk is interest rate sensitivity. Our interest income, and to a lesser extent our interest expense, are subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available revolving bank credit lines which are indexed to LIBOR. At September 30, 2008, approximately 99% of our portfolio was comprised of variable rate loans tied primarily to the prime rate. Accordingly, changes in the prime interest rate would affect our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would cause an increase in income before taxes of $266,000 and a one percent decline in interest rates would cause a increase in income before taxes of approximately $30,000 based on line of credit balance and loan portfolio as of September 30, 2008. In addition, we originate loans with short maturities and maintain a strong capital position. As of September 30, 2008, 85% of our loan portfolio was secured by properties located in New York and New Jersey, and it is therefore subject to risks associated with the economies of these localities.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of September 30, 2008, our internal control over financial reporting was effective based on those criteria.

Our independent auditors, Ernst & Young, LLP, have issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page F1 of this Annual Report on Form 10-K.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2009 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Trustees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance of Our Company - Code of Business Conduct and Ethics,” “Corporate Governance of Our Company - Audit Committee” and “Corporate Governance of Our Company - Nominating and Corporate Governance Committee.”

Item 11.   Executive Compensation.

The information concerning our executive compensation required by Item 11 shall be included in the proxy statement to be filed relating to our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning our beneficial owners required by Item 12 shall be included in the proxy statement to be filed relating to our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information concerning relationships and certain transactions required by Item 13 shall be included in the proxy statement to be filed relating to our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services.

The information concerning our principal accounting fees required by Item 14 shall be included in the proxy statement to be filed relating to our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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

4.2
Amended and Restated Trust Agreement among BRT Realty Trust, JPMorgan Chase Bank, Nattional Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated March 21, 2006 (incorporated by reference to Exhibit 4.2 to the Form 8-K of BRT Realty Trust filed March 22, 2006).

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

10.2
Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., BRT Realty Trust, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (filed herewith).

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

BRT REALTY TRUST

Date: December 11, 2008	By:	/s/ Jeffrey A. Gould
Jeffrey A. Gould Chief Executive Officer, President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Fredric H. Gould	Chairman of the Board	December 11, 2008
Fredric H. Gould

/s/ Jeffrey A. Gould	Chief Executive Officer, President and Trustee	December 11, 2008
Jeffrey A. Gould

/s/ Kenneth Bernstein	Trustee	December 11, 2008
Kenneth Bernstein

/s/ Alan Ginsburg	Trustee	December 11, 2008
Alan Ginsburg

/s/ Louis C. Grassi	Trustee	December 11, 2008
Louis C. Grassi

/s/ Matthew J. Gould	Trustee	December 11, 2008
Matthew J. Gould

/s/ Gary Hurand	Trustee	December 11, 2008
Gary Hurand

/s/ Jeffrey Rubin	Trustee	December 11, 2008
Jeffrey Rubin

/s/ Jonathan Simon	Trustee	December 11, 2008
Jonathan Simon

/s/ Elie Weiss	Trustee	December 11, 2008
Elie Weiss

/s/ George E. Zweier	Chief Financial Officer,	December 11, 2008
George E. Zweier	Vice President (Principal Financial and Accounting Officer)

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

We have audited BRT Realty Trust and Subsidiaries’ (the “Trust”) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of Internal Control Over Financial Reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, BRT Realty Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRT Realty Trust and Subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 of the Trust and our report dated December 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
December 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
BRT Realty Trust and Subsidiaries

We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the “Trust”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust and Subsidiaries at September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRT Realty Trust and Subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
December 10, 2008

BRT REALTY TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except per share amounts)

	September 30,
	2008	2007
ASSETS
Real estate loans
Earning interest	$118,028	$185,899
Non-earning interest	18,407	63,627
	136,435	249,526
Deferred fee income	(882)	(1,268)
Allowance for possible losses	(6,710)	(8,917)
	128,843	239,341
Real estate properties net of accumulated
depreciation of $1,501 and $782	42,347	3,336
Investment in unconsolidated
ventures at equity	9,669	14,167

Cash and cash equivalents	35,765	17,103
Available-for-sale securities at market	10,482	34,936
Real estate properties held for sale	34,665	9,355
Other assets including $168 and $41 relating to real estate properties held for sale	8,249	9,871
Total Assets	$270,020	$328,109

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Borrowed funds	$3,000	$20,000
Junior subordinated notes	56,702	56,702
Mortgage payable	2,315	2,395
Accounts payable and accrued liabilities including $584 and $136 relating to
real estate properties held for sale	3,602	3,631
Deposits payable	2,064	3,250
Dividends payable	15,565	6,956
Total liabilities	83,248	92,934

Commitments and contingencies	-	-
Shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	-	-
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, issued	-	-
12,711 and 12,249 shares	38,133	36,746
Additional paid-in capital	166,402	160,162
Accumulated other comprehensive income – net
unrealized gain on available-for-sale securities	7,126	25,097
(Distributions in excess of net income)/retained earnings	(14,311)	23,191
Cost of 1,206 and 1,163 treasury shares of beneficial interest	(10,578)	(10,021)
Total Shareholders’ Equity	186,772	235,175
Total Liabilities and Shareholders’ Equity	$270,020	$328,109

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollar amounts in thousands except per share amounts)

	Year Ended September 30,
	2008	2007	2006
Revenues:
Interest on real estate loans, including $0, $15 and $109 from related parties	$16,785	$33,604	$29,527
Loan fee income	2,285	5,153	3,736
Operating income from real estate properties	2,248	1,486	1,214
Other, primarily investment income	1,766	2,657	3,011

Total Revenues	23,084	42,900	37,488

Expenses:
Interest - borrowed funds	6,644	10,177	10,718
Advisor's fees, related party	1,730	2,308	2,682
Provision for loan loss	15,260	9,300	-
Impairment charges	4,607	-	-
Foreclosure related professional fees	2,009	460	45
General and administrative – including $1,039, $907 and $782 to related party	6,839	6,249	5,764
Other taxes	251	1,250	563
Operating expenses relating to real estate properties
including interest on mortgages payable of $149, $154 and $159	3,912	666	791
Amortization and depreciation	795	160	145

Total Expenses	42,047	30,570	20,708

(Loss) income before equity in earnings of unconsolidated ventures, gain on sale of available-for-sale securities, minority interest and
discontinued operations	(18,963)	12,330	16,780
Equity in earnings (loss) of unconsolidated ventures	1,358	1,172	(7)
Gain on disposition of real estate related to unconsolidated ventures	-	1,819	2,531
(Loss) income before gain on sale of available-for-sale securities, minority
interest and discontinued operations	(17,605)	15,321	19,304
Net gain on sale of available-for-sale securities	19,940	19,455	-
Minority interest	(139)	(74)	(25)
Income from continuing operations	2,196	34,702	19,279

Discontinued Operations:
Income from operations	635	16	66
Impairment charges	(4,603)	-	-
Gain on sale of real estate assets	1,512	352	726
(Loss) income from discontinued operations	(2,456)	368	792
Net (loss) income	$(260)	$35,070	$20,071
(Loss) earnings per share of beneficial interest:

Income from continuing operations	$.19	$3.30	$2.43
(Loss) income from discontinued operations	(.21)	.04	.10
Basic (loss) earnings per share	(.02)	$3.34	$2.53
Income from continuing operations	$.19	$3.29	$2.42
(Loss) income from discontinued operations	(.21)	.04	.10
Diluted (loss) earnings per share	$(.02)	$3.33	$2.52

Cash distributions per common share	$3.19	$2.44	$2.14

Weighted average number of common shares outstanding:
Basic	11,648,885	10,501,738	7,931,734
Diluted	11,648,885	10,518,297	7,959,955

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended September 30, 2008, 2007, and 2006
(Amounts in thousands except share and per share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Compre- hensive Income	Unearned Compen- sation	(Distributions In Excess of Net Income)/ Retained Earnings	Treasury Shares	Total

Balances, September 30, 2005	$26,841	$83,723	$33,503	$(1,311)	$10,465	$(10,566)	$142,655
Reclassification upon the adoption of FASB No 123(R)	-	(1,311)	-	1,311	-	-	-
Shares issued – dividend reinvestment and stock purchase plan(117,731 shares)	353	2,524	-	-	-	-	2,877
Distributions – common share ($2.14 per share)	-	-	-	-	(17,026)	-	(17,026)
Exercise of stock options	-	5	-	-	-	448	453
Restricted stock vesting	-	(32)	-	-	-	32	-
Compensation expense - stock option and restricted stock	-	589	-	-	-	-	589
Net income	-	-	-	-	20,071	-	20,071
Other comprehensive income net unrealized gain on sale of available-for-sale securities	-	-	4,816	-	-	-	4,816
Comprehensive income	-	-	-	-	-	-	24,887
Balances, September 30, 2006	27,194	85,498	38,319	-	13,510	(10,086)	154,435

Shares issued – dividend reinvestment and stock purchase plan (251,440 shares)	754	5,648	-	-	-	-	6,402
Shares issued – underwritten public offering (2,932,500 shares)	8,798	68,296	-	-	-	-	77,094
Distributions – common share ($2.44 per share)	-	-	-	-	(25,389)	-	(25,389)
Exercise of stock options	-	(2)	-	-	-	22	20
Restricted stock vesting	-	(43)	-	-	-	43	-
Compensation expense - restricted stock	-	765	-	-	-	-	765
Net income	-	-	-	-	35,070	-	35,070
Other comprehensive loss net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $13,918 included in net income)	-	-	(13,222)	-	-	-	(13,222)
Comprehensive income	-	-	-	-	-	-	21,848
Balances, September 30, 2007	36,746	160,162	25,097	-	23,191	(10,021)	235,175

Shares issued – dividend reinvestment and stock purchase plan (462,315 shares)	1,387	5,584	-	-	-	-	6,971
Distributions – common share ($3.19 per share)	-	-	-	-	(37,242)	-	(37,242)
Exercise of stock options	-	(1)	-	-	-	11	10
Restricted stock vesting	-	(201)	-	-	-	201	-
Compensation expense - restricted stock	-	858	-	-	-	-	858
Shares repurchased (67,334 shares)		-	-	-	-	(769)	(769)
Net loss	-	-	-	-	(260)	-	(260)
Other comprehensive loss net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $18,588 included in net income)	-	-	(17,971)	-	-	-	(17,971)
Comprehensive loss	-	-	-	-	-	-	(18,231)
Balances, September 30, 2008	$38,133	$166,402	$7,126	$-	$(14,311)	$(10,578)	$186,772

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(260)	$35,070	$20,071
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan loss	15,260	9,300	-
Impairment charges	9,210	-	-
Amortization and depreciation	1,506	990	608
Amortization of deferred fee income	(2,128)	(4,993)	(3,669)
Amortization of restricted stock and stock options	858	765	589
Net gain on sale of real estate assets from discontinued operations	(1,512)	(352)	(726)
Net gain on sale of available-for-sale securities	(19,940)	(19,455)	-
Equity in (earnings) loss of unconsolidated ventures	(1,358)	(1,172)	7
Gain on disposition of real estate related to unconsolidated venture	-	(1,819)	(2,531)
Distributions of earnings of unconsolidated ventures	1,766	5,952	681
Increases and decreases from changes in other assets and liabilities:
Increase in straight line rent	(16)	(128)	(57)
Decrease (increase) in interest and dividends receivable	1,291	1,191	(1,418)
Increase in prepaid expenses	(159)	(1,584)	(19)
(Decrease) increase in accounts payable and accrued liabilities	(1,214)	(1,982)	4,058
Increase in deferred costs	(463)	(309)	(2,523)
Other	137	(278)	(146)
Net cash provided by operating activities	2,978	21,196	14,925

Cash flows from investing activities:
Collections from real estate loans	56,824	152,129	157,540
Proceeds from sale of participation interests	-	1,110	61,188
Repurchase of participation interest	-	(5,750)	-
Additions to real estate loans	(66,027)	(120,349)	(309,727)
Net costs capitalized to real estate owned	(3,914)	(106)	(244)
Collections of loan fees	2,144	3,646	4,924
Proceeds from sale of real estate owned	36,398	625	778
Purchase of available-for-sale securities	-	(49)	-
Proceeds from sale of available-for-sale securities	26,423	24,597	-
Contributions to unconsolidated ventures	(1,076)	(12,948)	(40)
Distributions of capital of unconsolidated ventures	4,413	5,557	987
Net cash provided by (used in) investing activities	55,185	48,462	(84,594)

Cash flows from financing activities:
Proceeds from borrowed funds	66,000	145,000	255,000
Repayment of borrowed funds	(83,000)	(266,464)	(224,468)
Proceeds from sale of junior subordinated notes	-	-	55,000
Mortgage payable amortization	(80)	(76)	(71)
Exercise of stock options	10	20	453
Cash distribution – common shares	(28,633)	(22,924)	(16,438)
Issuance of shares- dividend reinvestment and stock purchase plan	6,971	6,402	2,877
Net proceeds from secondary offering	-	77,094	-
Repurchase of shares	(769)	-	-
Net cash (used in) provided by financing activities	(39,501)	(60,948)	72,353

Net increase in cash and cash equivalents	18,662	8,710	2,684
Cash and cash equivalents at beginning of year	17,103	8,393	5,709
Cash and cash equivalents at end of year	$35,765	$17,103	$8,393

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)
(Continued)

	Year Ended September 30,
	2008	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$6,196	$10,135	$9,389

Cash paid during the year for income and excise taxes	$1,070	$703	$396

	2008	2007	2006
Non cash investing and financing activity:
Reclassification of loans to real estate and real estate held for sale upon foreclosure	$104,828	$9,469	$-

Accrued distributions	$15,565	$6,956	$4,491

Junior subordinated notes issued to purchase statutory trust common securities	$-	$-	$1,702

Seller financing provided for sale of real estate	$-	$2,560	$-

Reclassification of real estate properties to real estate held for sale	$7,118	$-	$-

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008

NOTE 1 - ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

 Organization and Background

BRT Realty Trust is a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts.  Our primary business activity is to generate income by originating and holding for investment, for our own account, senior and junior real estate mortgage loans secured by real property.  The Trust may also participate as both an equity investor in, and as a mortgage lender to, joint ventures which acquire income producing properties.

 Principles of Consolidation; Basis of Preparation

The consolidated financial statements include the accounts of BRT Realty Trust and its wholly-owned subsidiaries.   Many wholly-owned subsidiaries were organized to take title to various properties acquired by BRT Realty Trust by foreclosure or deed in lieu of foreclosure. BRT Realty Trust and its subsidiaries are hereinafter referred to as the “Trust” or the “Company.”

The Trust is a managing member of one joint venture where it exercises substantial operating control and accordingly, the accounts of this venture are consolidated with the Trust.

Income Tax Status

The Trust qualifies as a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986 as amended.

The Trustees may, at their option, elect to operate the Trust as a business trust not qualifying as a real estate investment trust.

Income Recognition

Income and expenses are recorded on the accrual basis of accounting for financial reporting purposes.  The Trust does not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms of the loan documents is considered doubtful.  Among the factors the Trust considers in making an evaluation of the amount of interest that is collectable, are the financial condition of the borrower, the status of the underlying collateral and anticipated future events.  The Trust accrues interest on performing impaired loans and records cash receipts as a reduction of interest receivable.  For impaired non-accrual loans, interest is recognized on a cash basis.

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

The basis on which cost was determined in computing the realized gain or loss on available-for-sale securities is average historical cost.

Allowance for Possible Losses

A loan evaluated for impairment is deemed to be impaired when based on current information and events, it is probable, in the judgment of management, that the Trust will not be able to collect all amounts due according to the contractual terms of the loan documents.  When making this evaluation numerous factors are considered, including, market evaluations of the underlying collateral, estimated operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an estimated capitalization rate to the projected stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the evaluation, the value of the collateral securing the loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense.

Real Estate Properties and Real Estate Properties Held For Sale

Real estate properties, shown net of accumulated depreciation, is comprised primarily of real property acquired by foreclosure or deed in lieu of foreclosure.

When real estate is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of the recorded investment of the loan or estimated fair value at the time of foreclosure or delivery of a deed in lieu of foreclosure. The recorded investment is the face amount of the loan that has been decreased by any deferred fees, loan loss allowances and any valuation adjustments.  Real estate assets, including assets acquired by foreclosure or deed in lieu of foreclosure, that are operated for the production of income are depreciated over their estimated useful lives.  Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans are expensed as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 15 “Accounting by Debtors and Creditors for Trouble Debt Restructuring” and costs subsequently incurred to extend the life or improve the assets subsequent to foreclosure are capitalized.

Real estate is classified as held for sale when management has determined that it has met the criteria established by SFAS No. 144“Accounting for the Impairment or Disposal of long-lived assets”.  Properties which are held for sale are not depreciated and their operations are shown in discontinued operations.  Real estate assets that are expected to be disposed of are valued at the lower of the carrying amount or their value less costs to sell on an individual asset basis.

The Trust accounts for the sale of real estate when title passes to the buyer, sufficient equity payments have been received and there is reasonable assurance that the remaining receivable, if any, will be collected.

Valuation Allowance on Real Estate Assets

The Trust reviews each real estate asset owned, including investments in real estate ventures, to determine whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amount. Measurement of impairment is based upon the estimated fair value of the asset.  Upon evaluating a property, many factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business.  Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property.  If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an addition to the valuation allowance.  Real estate assets operated for the production of income are evaluated for impairment in accordance with SFAS No. 144.

Investments in Unconsolidated Ventures at Equity

Investments in ventures in which the Trust does not have the ability to exercise operational or financial control, are accounted for using the equity method. Accordingly, the Trust reports its pro rata share of net profits and losses from its investments in unconsolidated ventures in the accompanying consolidated financial statements.

With respect to its joint ventures, where the Trust (1) is the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-5, “Determining Whether a Partner of the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights and (2) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities,” it has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.

Loan Participations

SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” allows the recognition of transfers of financial assets as sales, provided control has been relinquished.  Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required), (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets.  In accordance with this standard, the Trust only recognizes its retained interest of loan participations in the financial statements.

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

Real estate loans: Substantially all of the earning mortgage loans of the Trust have variable interest rate provisions, which are based upon a margin over the prime rate, which approximate market rates for similar types of loans.  Accordingly, the carrying amounts of the earning, non-impaired mortgage loans approximate their fair values.  For loans which are impaired, the Trust has valued such loans based upon the estimated fair value of the underlying collateral.

At September 30, 2008, the estimated carrying value of the credit facility exceeds its estimated fair value by approximately $52,000, assuming a market interest rate of 6.49%.

At September 30, 2008, the estimated carrying value of the junior subordinated notes exceed its estimated fair value by approximately $6,529,000, assuming a market interest rate of 10%.

At September 30, 2008, the estimated carrying value of the mortgage payable exceeds its estimated fair value by approximately $76,000, assuming a market interest rate of 7.38%.

Equity Based Compensation

In fiscal 2006, the Trust adopted SFAS No. 123R “Share-Based Payment” applying the modified prospective method of accounting for stock options.  FAS 123R, among other things, eliminated the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions).  Prior to the adoption of FAS 123R, the Trust accounted for its stock based awards in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees.”  The Trust estimates fair value of its stock options using the Black-Scholes option valuation model.

Pursuant to FAS 123R the Trust’s compensation expense for restricted stock awards is amortized over the vesting period of such awards, based upon the estimated fair value of such restricted stock at the grant date.

Per Share Data

Basic earnings (loss) per share was determined by dividing net income (loss) applicable to common shareholders for each year by the weighted average number of shares of beneficial interest outstanding during each year.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that then shared in the earnings of the Trust.  Diluted earnings per share was determined by dividing net income applicable to common shareholders for each year by the total of the weighted average number of shares of beneficial interest outstanding plus the dilutive effect of the Trust’s unvested restricted stock and outstanding options using the treasury stock method.

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

Segment Reporting

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographical areas, and major customers.  Management has determined that it operates in two reportable segments: a loan and investment segment and a real estate segment.  Our loan segment includes all activities related to the origination and servicing of our loan portfolio and other investments and our real estate segment includes all activities related to the operation and disposition of our real estate assets.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure certain financial assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No.157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. The Trust adopted SFAS No. 157 on October 1, 2008.

The Trust’s financial assets and liabilities, other than a fixed-rate mortgage, are generally short-term in nature, or bear interest at variable current market rates, and consist of cash and cash equivalents, interest, rents and other receivables, other assets, and accounts payable and accrued expenses. The carrying amounts of these assets and liabilities are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value due to their short-term nature. The valuation of the Company’s available-for-sale securities was determined to be a Level 1 within the valuation hierarchy established by SFAS No. 157, and are approximated on current market quotes received from financial sources that trade such securities. Accordingly, the adoption of SFAS No. 157, as it relates to fair value measurements of financial assets and liabilities, has not had a material effect on the Trust’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159").   SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Trust adopted SFAS No. 159 on October 1, 2008 and has elected not to report selected financial assets and liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – a replacement of FASB Statement No. 141”, which applies to all transactions or events in which an entity obtains control of one or more businesses.  SFAS 141(R) (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The impact of adopting SFAS 141 (R) on the Trusts consolidated financial statements will be the requirement to expense most transaction costs relating to its acquisition activities.

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

NOTE 2 - REAL ESTATE LOANS

At September 30, 2008, information as to real estate loans is summarized as follows (dollar amounts in thousands):

	Earning Interest	Non-Earning Interest	Total	Allowance For Possible Losses	Real Estate Loans, Net
First mortgage loans:
Short-term (three years or less):
Condominium units (existing multi family and commercial units)	$32,270	$6,498	$38,768	$(3,515)	$35,253
Multi-family residential	4,986	2,393	7,379	(850)	6,529
Hotel condominium units	5,273	-	5,273	-	5,273
Land	15,192	6,162	21,354	(1,645)	19,709
Shopping centers/retail	52,787	-	52,787	-	52,787
Office	1,500	-	1,500	-	1,500
Industrial	1,055	-	1,055	-	1,055
Hotel	3,258	-	3,258	-	3,258
Residential	22	2,700	2,722	(700)	2,022

Second mortgage loans:
Retail	-	654	654	-	654
Multi-family residential	1,685	-	1,685	-	1,685
	118,028	18,407	136,435	(6,710)	129,725
Deferred fee income	(783)	(99)	(882)	-	(882)
Real estate loans, net	$117,245	$18,308	$135,553	$(6,710)	$128,843

At September 30, 2008, five non-performing loans were outstanding to five separate unaffiliated borrowers, having an aggregate principal balance of $18,407,000, before loan loss allowances, and which represented 13.49% of total gross loans and 6.82% of total assets.

Information as to the loans included in non-performing at September 30, 2008 is summarized as follows: (dollar amounts in thousands)

Loan designation	Naples, FL	Utica/Syracuse, NY	New York, NY	Purchase, NY	New Jersey, NJ
Principal balance	$6,498	$2,393	$6,162	$2,700	$654
Accrued interest	-	-	-	-	-
Cross collateral or cross default provision	No	No	No	No	Yes
Secured	Yes	Yes	Yes	Yes	Yes
Security	44 Unit Multi- family apartment complex	3 Multi- family apartment buildings	Land parcel	Single family home	5 Retail/ office buildings
Recourse/non recourse	Recourse	Recourse	Recourse	Recourse	Recourse
Impaired	Yes	Yes	Yes	Yes	No
Allowance for possible losses	$3,515	$850	$1,645	$700	-
Collateral dependent	Yes	Yes	Yes	Yes	Yes

At September 30, 2007 information as to real estate loans is summarized as follows (dollar amounts in thousands):

	Earning Interest	Non-Earning Interest	Total	Allowance For Possible Losses	Real Estate Loans, Net
First mortgage loans:
Short-term (three years or less):
Condominium units (existing multi family and commercial units)	$27,869	$37,847	$65,716	$(2,962)	$62,754
Multi-family residential	73,168	13,563	86,731	(2,530)	84,201
Hotel condominium units	4,550	-	4,550	-	4,550
Land	37,602	6,164	43,766	(3,425)	40,341
Shopping centers/retail	26,741	1,138	27,879	-	27,879
Office	3,500	-	3,500	-	3,500
Residential	3,396	-	3,396	-	3,396

Second mortgage loans and mezzanine loans:
Retail	3,000	4,915	7,915	-	7,915
Multi-family residential	6,073	-	6,073	-	6,073
	185,899	63,627	249,526	(8,917)	240,609
Deferred fee income	(1,146)	(122)	(1,268)	-	(1,268)
Real estate loans, net	$184,753	$63,505	$248,258	$(8,917)	$239,341

A summary of the changes in non-earning loans before allowance for possible losses of $6,710,000 and $8,917,000 for the years ended September 30, 2008 and 2007 respectively, is as follows (dollar amounts in thousands):

	2008	2007

Beginning principal balance	$63,627	$1,347

Additions	84,235	74,659
Protective advances	905	-
Total additions	85,140	74,659

Payoffs and paydowns	6,927	1,857
Reclassified to performing	1,138	-
Transferred to owned real estate	122,295	10,522
Total reductions	130,360	12,379

Ending principal balance	$18,407	$63,627

At September 30, 2008, no earning loans were deemed impaired and accordingly no loan loss allowances have been established.  Of the real estate loans that were earning interest at September 30, 2007, $16,000,000 was deemed impaired and was subject to loan loss allowances of $3,000,000.  During the years ended September 30, 2008, 2007 and 2006, respectively, an average of $37,036,000, $33,416,000 and $3,122,000 respectively, of real estate loans were deemed impaired, on which, $0, $3,038,000 and $137,000 respectively, of interest income was recognized.

Loans originated by the Trust generally provide for interest rates, which are indexed to the prime rate.  The weighted average contractual interest rate on all loans was 12.42% and 12.74% at September 30, 2008 and 2007, respectively.

At September 30, 2008, three separate unaffiliated borrowers each had loans outstanding in excess of 5% of the total loan portfolio before loan loss allowances.  Information regarding these loans is set forth in the table below:

Gross Loan Balance	# Of Loans	% Of Gross Loans	% Of Assets	Type	State/ (Number)	Status
$36,312,000	19	26.61%	13.45%	Existing office with retail/and land assemblage	NJ (19)	Performing
26,075,000	1	19.11%	9.66%	Existing office/condo conversion	NY (1)	Performing
22,800,000	1	16.71%	8.44%	Existing retail/office building	NY (1)	Performing

No other borrower or single loan accounted for more than 4.77% of the Trust’s loan portfolio or 2.41% of the Trust’s assets at September 30, 2008.

The Trust’s portfolio consists primarily of senior and junior mortgage loans, secured by residential and commercial property, 85% of which are located in the New York metropolitan area which includes New Jersey, 9% in the state of Florida, and 6% in six other states.

Annual maturities of real estate loans receivable before allowances for possible losses during the next five years and thereafter are summarized as follows (dollar amounts in thousands):

Year Ending September 30,	Amount
2009	$136,422
2010	-
2011	13
2012	-
2013 and thereafter	-
Total	$136,435

If a loan is not repaid at maturity, the Trust may either extend the loan or consider the loan past due and may commence foreclosure proceedings.  The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property.  There was $243,200,000 of real estate loans receivable which matured in fiscal 2008, of which, $86,108,000 were extended, $15,112,000 were paid off, $124,005,000 were foreclosed upon, and $17,974,000 are currently in foreclosure.

At September 30, 2008, the three largest real estate loans had principal balances outstanding of approximately $26,075,000, $22,800,000 and $6,498,000 respectively prior to loan loss allowances. Of the total interest and fees earned on real estate loans during the year ended September 30, 2008, 19.01%, 1.55% and 0% related to these loans, respectively.  The third loan was non performing at and for the year ended September 30, 2008.  The collateral for such loan was acquired by foreclosure subsequent to year end.

Included within the real estate loans at September 30, 2008 is one loan participation that was purchased from BRT Funding LLC, at par.  This loan participation of $6,322,000 was purchased pursuant to the joint venture agreement with CIT Capital USA, Inc in the fiscal year ended September 30, 2007.

NOTE 3 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible losses is as follows (dollar amounts in thousands):

	Year Ended September 30,
	2008	2007	2006

Balance at beginning of year	$8,917	$669	$669
Provision for loan loss	15,260	9,300	-
Charge-offs	(17,467)	(1,052)	-
Balance at end of year	$6,710	$8,917	$669

The allowance for possible losses applies to four loans aggregating $17,753,000 at September 30, 2008, five loans aggregating $61,648,000 at September 30, 2007 and two loans aggregating $26,116,000 at September 30, 2006.

NOTE 4 - REAL ESTATE PROPERTIES

A summary of real estate properties for the year ended September 30, 2008 is as follows (dollar amounts in thousands):

	9/30/07 Balance	Additions	Costs Capitalized	Transfers to held for sale	Depreciation and Amortization	Impairment Charges	9/30/08 Balance
Shopping centers/retail	$3,272	-	-	-	$(113)	-	$3,159	(a)
Condominium units and coop shares	64	$29,449	$1,562	$(7,118)	(554)	$(3,557)	19,846	(b)
Multi-family	-	7,202	1,756	-	(53)	-	8,905	(c)
Land	-	10,437	-	-	-	-	10,437	(d)
Total real estate properties	$3,336	$47,088	$3,318	$(7,118)	$(720)	$(3,557)	$42,347

At September 30, 2008 real estate properties consisted of eight properties, six of which were acquired by foreclosure or deed in lieu of foreclosure in the current fiscal year.

(a)
The Trust holds, with a minority partner, a leasehold interest in a portion of a retail shopping center located inYonkers, New York. The leasehold interest is for approximately 28,500 square feet and, including all option periods, expires in 2045.  The minority equity interest, was 30%, or $121,000, at September 30, 2008, and was 10%, or $222,000, at September 30, 2007, respectively.  These amounts are included as a component of accounts payable and accrued liabilities on the consolidated balance sheet.

(b)
The Trust acquired condominium units in four separate projects located in Florida.  We own 258 units in these four projects of which 226 were classified as real estate properties.  (The remaining 32 units were classified as real estate held for sale.)  These units have a book value of $19,847,000, net of impairment charges of $3,557,000 taken during the current fiscal year and is also net of loan charges offs of $2,537,000.

(c)
The Trust acquired by foreclosure during the current fiscal year a 388 unit multi-family apartment complex in Fort Wayne, Indiana.  At September 30, 2008, this property had a book value of $8,905,000.  This balance is net of loan charge offs of $6,430,000

(d)
During the current fiscal year, the Trust acquired a development parcel located in Daytona Beach, Florida by deed in lieu of foreclosure.  This property has a current book value of $10,437,000.  This balance is net of loan charge offs of $4,050,000.

Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust holds title to at September 30, 2008, are as follows (dollar amounts in thousands):

Year Ending September 30,	Amount
2009	$928
2010	928
2011	964
2012	1,021
2013	1,021
Thereafter	3,158
Total	$8,020

NOTE 5 - IMPAIRMENT CHARGES

The Trust recorded $9,210,000 in impairment charges in the fiscal year ended September 30, 2008 as follows:

Real estate properties	$3,557,000
Investment in unconsolidated joint venture at equity	1,050,000
4,607,000
Real estate properties held for sale	4,603,000
Total impairment charges	$9,210,000

The Trust reviews each real estate asset owned, including investments in unconsolidated joint ventures, to determine whether the carrying amount of the asset can be recovered.  Based on current market conditions and management’s assessment of the market value of its properties the Trust recorded an impairment charge of $ 9,210,000 in connection with certain real estate properties, real estate properties held for sale and investment in unconsolidated joint ventures.

There were no impairment charges taken in the fiscal years ended September 30, 2007 or 2006.

NOTE 6 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AT EQUITY

BRT Funding LLC

BRT Joint Venture No. 1 LLC, a wholly owned subsidiary of the Trust which is referred to as the BRT member, entered into a joint venture agreement with CIT Capital USA, Inc., which is referred to herein as the CIT member and which is a wholly owned subsidiary of CIT Group, Inc. to form BRT Funding LLC, a limited liability company established under the laws of the State of Delaware, which is referred to as “the Joint Venture.”  The Joint Venture engages in the business of investing in short-term commercial real estate loans for terms of six months to three years, commonly referred to as bridge loans.  The BRT member is the managing member of the Joint Venture.  The initial capitalization of the Joint Venture may be up to $100 million of which 25% is being funded by the BRT member and 75% is being funded by the CIT member.

We have agreed to present all loan proposals received by us to the joint venture for its consideration on a first refusal basis, under procedures set forth in the joint venture agreement, until the joint venture originates loans with an aggregate principal amount of $100 million (or, in the event that a line of credit at the maximum level is obtained, $150 million).

For so long as the joint venture does not have a line of credit from a third party lender, the BRT member funds 25% of each loan made by the joint venture, and the CIT member funds 75%. In the event that the joint venture obtains a line of credit from a third party lender, the joint venture will draw down on the line of credit to fund one third of each loan made by the joint venture, the BRT member will fund one sixth of the principal amount of such loans and the CIT member will fund half of the principal amount of such loans. The joint venture funded 100% of the loans that met its investment criteria until the joint venture originated loans in the aggregate principal amount of $50 million. The $50 million benchmark was satisfied in fiscal 2007. Accordingly, all loans hereafter made by the joint venture will be funded 50% by the joint venture and 50% by BRT, in each such case pursuant to a participation agreement with respect to each such loan to be entered into by us with the joint venture. At September 30, 2008, the joint venture held $32,744,000 in outstanding first mortgage loans (before allowances for loan losses).

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

If the joint venture sustains any loss of principal with respect to loans that are foreclosed upon, the BRT member will reimburse the CIT member up to 75% of the actual loss, but only to the extent that amounts received by BRT member from cash distributions exceed the BRT member's 9% return, with such reimbursement to be capped at two-thirds of 1% of the highest aggregate principal amount of the venture's loans outstanding.  The reimbursement, if any, is calculated based upon calendar year results.

The BRT member is responsible for the payment of a fee to a merchant bank for arranging the transaction and securing capital from the CIT member.  One of the managing directors of the merchant bank is an independent director of One Liberty Properties, Inc. which is an affiliate of BRT.  The merchant banking firm is otherwise unrelated to BRT.  The fee, which may total $3 million provided that the CIT member contributes its entire $75 million in capital, is being amortized over five years.  As of September 30, 2008 the Trust has paid a fee of $1,382,000.  Amortization of the fee totaled $298,000 in the fiscal year ended September 30, 2008 and $200,000 for the period from November 2, 2006 to September 30, 2007 and is shown as a reduction in equity in earnings of unconsolidated joint ventures.  The Trust’s equity investment in this unconsolidated joint venture totaled $8,862,000 and $12,054,000 at September 30, 2008 and September 30, 2007.

Condensed financial information regarding the Joint Venture is shown below (dollar amounts in thousands):

Condensed Balance Sheet	September 30, 2008	September 30, 2007

Assets
Cash	$359	$484
Real estate loans:
Earning interest	6,323	48,733
Non-earning interest	26,421	-
	32,744	48,733
Deferred fee income	(160)	(503)
Allowance for possible losses	(2,703)	-
	29,881	48,230
Other assets	82	829
Real estate property held for sale	1,143	-
Total assets	$31,465	$49,543

Liabilities and equity
Other liabilities	$211	$410
Equity	31,254	49,133
Total liabilities and equity	$31,465	$49,543

	Year Ended September 30, 2008	For the Period from November 2, 2006 to September 30, 2007

Condensed Statement of Operations
Interest and fees on real estate loans	$3,852	$4,121
Other income	59	-
Total revenues	3,911	4,121

Provision for loan loss	2,703	-
Professional fees	387	-
Loss on discounted payoff of loan	440	-
Other expenses	54	1
Total Operating expenses	3,584	1

Income from continuing operations	327	4,120

Discontinued Operations:
Loss from operations	(50)	-
Impairment charges	(262)	-
Discontinued Operations	(312)	-

Net income attributable to members	$15	$4,120

Amount recorded in income statement related to venture (1)	$208	$1,079

(1) This amount is net of $ 298,000 and $200,000 for the year ended September 30, 2008 and 2007 respectively, of amortization of the fee the Trust paid to a merchant bank for arranging the transaction with the CIT member.  This amount also includes a management allocation equal to 1% per annum of the loan portfolio, as defined, of $298,000 and $268,000 in the fiscal years ended 2008 and 2007 respectively, paid to the BRT member.  The fiscal period ended September 30, 2007 amount of $268,000 was recorded as an out of period adjustment in the fiscal year ended September 30, 2008.  The fiscal period ended September 30, 2008 also includes an impairment charge of $1,050,000 related to this joint venture.

At September 30, 2008, information as to real estate loans held by the joint venture is summarized as follows (dollar amounts in thousands):

First mortgage loans	# of Loans	Total	Earning Interest	Not Earning Interest

Multi-family residential	1	$26,421	$-	$26,421
Land	1	6,323	6,323	-
		32,744	6,323	26,421
Deferred fee income		(160)	(28)	(132)
Allowance for loan loss		(2,703)	-	(2,703)
Real estate loans, net	2	$29,881	$6,295	$23,586

During the fiscal year ended September 30, 2008 there were no loan originations.   Subsequent to September 30, 2008, the borrower securing the multi-family residential loan filed for protection under federal bankruptcy laws.  The bankruptcy and foreclosure proceedings are pending.

Other Real Estate Ventures

The Trust is also a partner in unconsolidated joint ventures which own and operate six properties.  These real estate ventures generated $100,000 and $93,000 in equity earnings for the year ended September 30, 2008 and 2007, respectively.  The Trust’s equity investment in these unconsolidated joint ventures totaled $1,857,000 and $2,113,000 at September 30, 2008 and 2007 respectively.

NOTE 7 - AVAILABLE-FOR-SALE SECURITIES

The cost of available-for-sale securities at September 30, 2008 was $3,356,000.  The fair value of these securities was $10,482,000 at September 30, 2008.  Gross unrealized gains at September 30, 2008 were $7,146,000 and are reflected as accumulated other comprehensive income on the accompanying consolidated balance sheets.  Gross unrealized losses totaled $20,000 at September 30, 2008.

Included in available-for-sale securities are 131,289 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $1,725,000 and a fair value at September 30, 2008 of $7,184,000.  The fair value of the Trust's investment in Entertainment Properties Trust at November 30, 2008 was $3,221,000.  During the year ended September 30, 2008 the Trust sold 493,511 shares of Entertainment Properties Trust with a cost basis of $6,482,000 for $26,422,000, which resulted in a gain of $19,940,000.  In the prior fiscal year the Trust sold 384,800 shares of Entertainment Properties Trust and other miscellaneous securities with a cost basis of $5,142,000 for $24,597,000 which resulted in a gain of $19,455,000.

NOTE 8 -REAL ESTATE PROPERTIES HELD FOR SALE

A summary of changes in real estate properties held for sale is shown below (Dollar amounts in thousands):

	Balance 9/30/07	Additions	Transfers From Real Estate Assets	Improvements	Impairment Charges	Sales	Balance 9/30/08

Commercial	$7,982	-	-	$7	$(630)	$(7,359)	-
Industrial	1,373	-	-	-	-	(1,373)	-
Condominium Units	-	-	$7,118	238	(578)	(1,750)	$5,028
Multi-family	-	57,084	-	351	(3,395)	(24,403)	29,637
Total	$9,355	$57,084	$7,118	$596	$(4,603)	$(34,885)	$34,665

At September 30, 2008 real estate properties held for sale consisted of eight separate properties that were acquired by foreclosure or deed in lieu of foreclosure during the current fiscal year.  The first two properties consist of 32 condominium units located in Florida (39 additional units of these two properties are classified as real estate properties).  These condominium units have a book value at September 30, 2008 of $5,028,000, net of impairment charges of $578,000 that were recorded in the current fiscal year.

The remaining six properties are six multi family garden apartment complexes, all located in the Nashville, Tennessee metropolitan area.  These six properties contain a total of 788 units and have a book value of $29,637,000, net of impairment charges of $2,410,000 that were recorded during the current fiscal year and are also net of loan charge offs of $4,450,000.  As of December 3, 2008, all six of these properties were under contract to be sold for amounts that approximate book value and are subject to standard due diligence pursuant to which purchaser may in its own discretion terminate its contract of sale during the due diligence period.

NOTE 9 -DEBT OBLIGATIONS

Debt obligations consist of the following (dollar amounts in thousands):

	September 30,
	2008	2007
Credit facility	$3,000	$20,000

Junior subordinated notes	56,702	56,702

Mortgage payable	2,315	2,395

Total debt obligations	$62,017	$79,097

Borrowed Funds

The Trust has a $185 million credit facility with Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company.  The facility bears interest at LIBOR + 225 basis points.  The credit facility matures on February 1, 2010 with no extension options.  Under the credit facility, the Trust is required to maintain cash or marketable securities at all times of not less than $15 million.  The amount which can be outstanding under the revolving credit facility may not exceed an amount equal to the sum of (1) 65% of our earning first mortgages, plus (2) 50% of our earning second mortgages and (3) 50% of the fair market value of certain of our owned real estate, all of which are pledged to the lending banks as collateral and the sum of (2) and (3) may not exceed 15% of the borrowing base or $22.5 million.  At September 30, 2008 and November 30, 2008, $51 million and$ 69 million, was available to be drawn under the credit facility and $3 million and $6 million, was outstanding.  The following is summary information relating to the credit facility.

	For the Year Ended September 30,
	2008	2007
Average balance	$18,740,000	$54,041,000
Outstanding balance at year end	$3,000,000	$20,000,000
Weighted average interest rate during the year	5.65%	7.58%
Weighted average interest rate at year end	4.74%	7.37%

The interest rates do not reflect deferred fee amortization of $534,000 and $654,000 for the years ended September 30, 2008 and 2007, respectively which is a component of interest expense.  These fees are being amortized over the life of the credit facility.  At September 30, 2008, there was $154,000 of unamortized deferred fees which is included in other assets.

In addition to the credit facility, the Trust has the ability to borrow funds through its two margin accounts. In order to maintain one of the accounts, an annual fee equal to .3% of the market value of the pledged securities, which is included in interest expense, is paid.  Marketable securities with a fair market value at September 30, 2008 of $10,482,000 were pledged as collateral.  At November 30, 2008 these securities had a market value of $5,604,000.  The following is summary information relating to the margin accounts:

	For the Year Ended September 30,
	2008	2007
Average balance	-	$3,691,000
Outstanding balance at year end	-	-
Weighted average interest rate during the year	-	7.51%
Weighted average interest rate at year end	-	-

The interest rates do not include a fee of .3% which totaled $85,000 and $144,000 for the year ended September 30, 2008 and 2007, respectively of the account value which is a component of interest expense.

Junior Subordinated Notes

BRT issued $30,928,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of BRT. The Statutory Trust was formed to issue $928,000 worth of common securities (all of the Statutory Trust's common securities) to BRT and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. The Statutory Trust remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after April 2011, without penalty, at BRT's option. To the extent BRT redeems notes, the Statutory Trust is required to redeem a corresponding amount of preferred securities. Issuance costs of $944,000 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10-year holding period of the notes.  At September 30, 2008 unamortized issuance costs totaled $715,000.

BRT issued $25,774,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of BRT. The Statutory Trust was formed to issue $774,000 worth of common securities (all of the Statutory Trust's common securities) to BRT and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. The Statutory Trust remits dividends to the common and preferred security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after May 2011, without penalty, at BRT's option. To the extent BRT redeems notes, the Statutory Trust is required to redeem a corresponding amount of preferred securities. Issuance costs of $822,000 were incurred in connection with this transaction and are included in other assets. These costs are being amortized over the intended 10 year holding period of the notes.  At September 30, 2008 unamortized issuance costs totaled $614,000.

BRT Realty Trust Statutory Trusts I and II are variable interest entities under FIN 46R. Under the provisions of FIN 46 (R), BRT has determined that the holders of the preferred securities are the primary beneficiaries of the two Statutory Trusts. Accordingly, BRT does not consolidate the Statutory Trusts and has reflected the obligations of the Statutory Trusts under the caption "Junior Subordinated Notes." The investment in the common securities of the Statutory Trusts is reflected in other assets and is accounted under the equity method of accounting.

Mortgage Payable

The mortgage payable represents a first mortgage on a long term leasehold position on a shopping center owned by a joint venture in which the Trust holds a majority interest. The mortgage with an original principal balance of $2,850,000 bears interest at a fixed rate of 6.25% for the first five years and has a maturity of October 1, 2011.  There is an option to extend the mortgage to October 1, 2016.  At September 30, 2008, the outstanding balance was $2,315,000.

Scheduled principal repayments on the mortgage during the initial and extended maturity are as follows (dollar amounts in thousands):

Years Ending September 30,	Amount
2009	$86
2010	91
2011	97
2012	84
2013 and thereafter	1,957
$2,315

NOTE 10 - INCOME TAXES

The Trust has elected to be taxed as a real estate investment trust ("REIT”), as defined under the Internal Revenue Code of 1986, as amended.  As a REIT, the Trust will generally not be subject to Federal income taxes at the corporate level if it distributes at least 100% of its REIT taxable income, as defined, to its shareholders.  To maintain its REIT status, the Trust must distribute at least 90% of its income; however if it does not distribute 100% of its income, it will be taxed on undistributed income.  There are a number of organizational and operational requirements the Trust must meet to remain a REIT.  If the Trust fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years.  Even if it is qualified as a REIT, the Trust is subject to certain state and local income taxes and to Federal income and excise taxes on its undistributed taxable income.  For income tax purposes the Trust reports on a calendar year.

During the years ended September 30, 2008 and 2007, the Trust recorded $251,000 and $1,250,000, respectively, of corporate tax expense which included (i) $158,000 and $1,253,000, respectively, for the payment of Federal excise tax which is based on taxable income generated but not yet distributed; and (ii) $93,000 and ($3,000), respectively, for state and local taxes relating to the 2008 and 2007 tax years.

Earnings and profits, which determine the taxability of dividends to shareholders, differs from net income reported for financial statement purposes due to various items among which are timing differences related to loan loss provision, impairment charges, depreciation methods and carrying values.

The taxable loss is expected to be approximately $1,300,000 lower than the financial statement loss during calendar 2008, primarily due to approximately $1,400,000 of additional gains on the sale of investment securities which have a lower basis for tax purposes.

NOTE 11 -SHAREHOLDERS' EQUITY

Distributions

During the year ended September 30, 2008, the Trust declared cash distributions in the amount of $3.19 per share.  It is estimated that 55% of the distribution or $1.74 will be capital gain distributions and the remaining $1.45 will be ordinary income.

Underwritten Public Offering

On December 11, 2006, the Trust sold 2,800,000 shares of beneficial interest, par value $3.00 per share pursuant to an underwritten public offering and on December 13, 2007, the underwriters exercised their over allotment option to the extent of 132,500 shares.  The net proceeds to the Trust, after deducting the underwriting discount and offering expenses incurred by the Trust, were $77.1 million which were used to pay down the revolving credit facility by $58 million and to pay off in full our outstanding balance of $19 million on the margin line.

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

In December 2000, the Board of Trustees granted under the 1996 Stock Option Plan, options to purchase 165,500 shares of beneficial interest at $7.75 per share to a number of officers, employees and consultants of the Trust.  The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years and expire ten years after grant date.  During the current year, 1,250 of the options were exercised.  At September 30, 2008, options to purchase 11,500 shares are remaining, all of which are exercisable.

In December 2001 the Board of Trustees granted, under the 1996 Stock Option Plan, options to purchase 89,000 shares of beneficial interest at $10.45 per share to a number of officers, employees and consultants of the Trust.  The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year and expiring ten years after grant date.  During the current year noneof the options were exercised.  At September 30, 2008, options to purchase 11,000 shares are remaining, all of which are exercisable.

The Trust recorded $17,000 of compensation expense during the year ended September 30, 2006 using the fair value method related to options which all vested in the prior year. No further compensation expense has been recorded as all stock options were fully vested as of December 31, 2005.

Changes in the number of shares under all option arrangements are summarized as follows:

	Year Ended September 30,
	2008	2007	2006
Outstanding at beginning of period	23,750	26,250	83,186
Cancelled	-	-	(5,000)
Exercised	(1,250)	(2,500)	(51,936)

Outstanding at end of period	22,500	23,750	26,250

Exercisable at end of period	22,500	23,750	26,250

Option prices per share outstanding	$7.75-$10.45	$7.75-$10.45	$7.75-$10.45

As of September 30, 2008, 2007 and 2006 the outstanding options had a weighted average remaining contractual life of approximately 2.6, 3.6 and 4.6 years and a weighted average exercise price of $9.07, $9.00 and $8.88 respectively.

Restricted Shares

On December 16, 2002, the Board of Trustees adopted and on March 24, 2003 the shareholders of The Trust approved the 2003 BRT Incentive Plan, whereby a maximum of 350,000 shares of beneficial interest may be issued in the form of options or restricted shares to the Trust’s officers, employees, trustees and consultants.

During the years ended September 30, 2008, 2007 and 2006, the Trust issued 63,430, 45,175 and 42,450 restricted shares under the Plan, respectively.  The shares vest five years from the date of issuance and under certain circumstances may vest earlier.  For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest.  For the years ended September 30, 2008, 2007 and 2006, the Trust recognized $855,000, $765,000 and $572,000 of compensation expense respectively.  At September 30, 2008, $2,328,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods.  The weighted average vesting period is 2.72 years.

Changes in number of shares under the 2003 BRT Incentive Plan is shown below:

	Years Ended September 30,
	2008	2007	2006
Outstanding at beginning of the year	157,985	125,010	86,310
Issued	63,430	45,175	42,450
Cancelled	(575)	(7,200)	-
Vested	(23,300)	(5,000)	(3,750)
Outstanding at the end of the year	197,540	157,985	125,010

(Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share (dollar amounts in thousands):

	2008	2007	2006
Numerator for basic and diluted (loss) earnings per share:
Net (loss ) income	$(260)	$35,070	$20,071

Denominator:

Denominator for basic (loss) earnings per share–weighted average shares	11,648,885	10,501,738	7,931,734
Effect of dilutive securities:
Employee stock options	7,549	16,559	28,221

Denominator for diluted (loss) earnings per share – adjusted weighted average shares and assumed conversions (1)	11,648,885	10,518,297	7,959,955

Basic (loss) earnings per share	$(.02)	$3.34	$2.53

Diluted (loss) earnings per share	$(.02)	$3.33	$2.52

(1) Outstanding shares for 2008 are the same for basic and diluted as the effect of dilutive shares in the computation of earnings per share would have been antidilutive.

Treasury Shares

On March 10, 2008, the Board of Trustees approved a share repurchase program whereby the Trust may repurchase up to 1,000,000 of its shares of beneficial interest.  During the fiscal year ended September 30, 2008 the Trust repurchased 67,334 shares at an average cost of $11.41 per share.  During the fiscal years ended September 30, 2007 and 2006 no shares were purchased by the Trust.

During the year ended September 30, 2008, 64,680 treasury shares were issued in connection with the exercise of stock options and the issuance of restricted stock under the Trust’s stock option and incentive plans.  In the year ended September 30, 2007, the Trust issued 47,675 treasury shares in connection with the exercise of stock options under the Trust’s existing stock option plan. As of September 30, 2008, the Trust owns 1,206,000 treasury shares of beneficial interest at an aggregate cost of $10,578,000.

NOTE 12 - ADVISOR'S COMPENSATION AND RELATED PARTY TRANSACTIONS

Certain of the Trust's officers and trustees are also officers, directors of REIT Management Corp. ("REIT"), (The Advisor) to which the Trust pays advisory fees for administrative services and investment advice. Fredric H. Gould, chairman of the board, is the sole shareholder of REIT Management Corp. The agreement, as amended, expires on December 31, 2010. Advisory fees are currently charged to operations at a rate of .6% on invested assets.  Prior to January 1, 2007, advisory fees were charged to operations at a rate of 1% on real estate loans and ½ of 1% on other invested assets.  Advisory fees amounted to $1,730,000, $2,308,000 and $2,682,000 for the years ended September 30, 2008, 2007, and 2006, respectively.

The Trust’s borrowers pay fees directly to REIT based on loan originations, which generally are one-time fees payable upon funding of a loan, in the amount of ½ of 1% of the total loan.  Prior to January 1, 2007, this fee was 1%.  These fees, were $223,000, $775,000 and $3,200,000 for the years ended September 30, 2008, 2007 and 2006, respectively.

Management of certain properties for the Trust is provided by Majestic Property Management Corp., a corporation in which the chairman of the board is the sole shareholder, under renewable year-to-year agreements. Certain of the Trust’s officers and Trustees are also officers and directors of Majestic Property Management Corp.  Majestic Property Management Corp. provides real property management, real estate brokerage and construction supervision services to the Trust and its joint venture properties.  For the years ended September 30, 2008, 2007 and 2006 fees for these services aggregated $139,000, $209,000 and $322,000, respectively.

The chairman of the board is also chairman of the board of One Liberty Properties, Inc., a related party, and is an executive officer and sole shareholder of Georgetown Partners Inc., the managing general partner of Gould Investors L.P. and the sole member of Gould General LLC, a general partner of Gould Investors L.P., a related party.  Certain of the Trust’s officers and Trustees are also officers and directors of Georgetown Partners Inc.  The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among us and the affiliated entities, which we refer to as the Shared Services Agreement.  During the years ended September 30, 2008, 2007 and 2006, allocated general and administrative expenses reimbursed by the Trust to Gould Investors L.P. pursuant to the Shared Services Agreement, aggregated $1,039,000, $907,000 and $782,000, respectively.  At September 30, 2008, $167,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

NOTE 13 -SEGMENT REPORTING

Management has determined that it operates in two reportable segments, a loan and investment segment which includes the origination and servicing of our loan portfolio and our investments and a real estate segment which includes the operation and disposition of our real estate assets.

The following table summarizes our segment reporting for the year ended September 30, 2008 (dollar amounts in thousands):

	Loan and Investment	Real Estate	Total
Revenues	$20,836	$2,248	$23,084

Interest expense	4,633	2,011	6,644
Provision for loan loss	15,260	-	15,260
Impairment charges	1,050	3,557	4,607
Other expenses	8,160	6,581	14,741
Amortization and depreciation	-	795	795
Total expenses	29,103	12,944	42,047

Loss before other revenue and expense items	(8,267)	(10,696)	(18,963)

Equity in earnings of unconsolidated ventures	1,258	100	1,358
Net gain on sale of available-for-sale securities	19,940	-	19,940
Minority interest	-	(139)	(139)
Income (loss) from continuing operations	12,931	(10,735)	2,196

Discontinued operations
Income from operations	-	635	635
Impairment charges	-	(4,603)	(4,603)
Gain on sale of real estate assets	-	1,512	1,512
Loss from discontinued operations	-	(2,456)	(2,456)

Net income (loss)	$12,931	$(13,191)	$(260)

Segment assets	$188,309	$81,711	$270,020

In prior fiscal years the Trust operated in a single segment due to the immateriality of its real estate holdings.  Information for the fiscal year ended 2007 and 2006 are summarized below as if the Trust had operated in two reportable segments in those years:

	2007
	Loan and Investment	Real Estate	Total
Revenue	$41,414	$1,486	$42,900
Expense	28,742	1,828	30,570
Other revenue and expense items	20,534	1,838	22,372
Discontinued operations	-	368	368
Net income	$33,206	$1,864	$35,070
Segment assets	$311,656	$16,543	$328,109

	2006
	Loan and Investment	Real Estate	Total
Revenue	$36,274	$1,214	$37,488
Expense	18,841	1,867	20,708
Other revenue and expense items	-	2,499	2,499
Discontinued operations	-	792	792
Net income	$17,433	$2,638	$20,071
Segment assets	$351,040	$17,386	$368,426

NOTE 14 -COMMITMENT

The Trust maintains a non-contributory defined contribution pension plan covering eligible employees and officers.  Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $287,000, $240,000 and $237,000 during the years ended September 30, 2008, 2007 and 2006, respectively.  At September 30, 2008, $124,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

NOTE 15 -QUARTERLY FINANCIAL DATA (Unaudited)

	1st Quarter Oct.-Dec	2nd Quarter Jan.-March	3rd Quarter April-June	4th Quarter July-Sept.	Total For Year
	2008
Revenues	$7,508	$5,303	$5,309	$4,964	$23,084
Provision for loan loss	-	5,300	6,400	3,560	15,260
Impairment charges	-	-	4,607	-	4,607
Income (loss) before equity in earnings of unconsolidated real estate ventures, gain on sale of available-for-sale securities, minority interest and discontinued operations	2,377	(5,530)	(11,794)	(4,016)	(18,963)
Gain on sale of available for sale securities	-	3,818	7,885	8,237	19,940
Discontinued operations (a)	457	1,101	(2,003)	(2,011)	(2,456)
Net income (loss)	3,230	(14)	(5,682)	2,206	(260)

Income (loss) per beneficial share continuing operations	$.24	$(.09)	$(.31)	$.36	$.19
Discontinued operations	.04	.09	(.17)	(.17)	(.21)
Basic earnings (loss) per share	$.28	$-	$(.48)	$.19	$(.02	) (b)

	1st Quarter Oct.-Dec	2nd Quarter Jan.-March	3rd Quarter April-June	4th Quarter July-Sept.	Total For Year
	2007
Revenues	$12,745	$10,994	$10,544	$8,617	$42,900
Provision for loan loss	-	-	1,000	8,300	9,300
Impairment charges	-	-	-	-	-
Income (loss) before equity in earnings of unconsolidated real estate ventures, gain on sale of available-for-sale securities, minority interest and discontinued operations	6,044	5,484	4,830	(4,028)	12,330
Gain on sale of available for sale securities	-	15,298	4,121	36	19,455
Discontinued operations	358	-	-	10	368
Net income (loss)	8,289	20,864	9,406	(3,489)	35,070

Income (loss) per beneficial share continuing operations	$.91	$1.88	$.85	$(.31)	$3.30
Discontinued operations	.04	-	-	-	.04
Basic earnings (loss) per share	$.95	$1.88	$.85	$(.31)	$3.34	(b)

(a)	Includes impairment charges of $2,193,000 and $2,410,000 in the 3rd and 4th quarters of 2008, respectively.
(b)	Calculated on weighted average shares outstanding for the fiscal year. May not foot due to rounding.

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE PROPERTIES,REAL ESTATE PROPERTIES HELD FOR SALE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 2008
(Dollar amounts in thousands)

	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount At Which Carried at September 30, 2008
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total		Accumulated Depreciation and Amortization		Date of Construction		Date Acquired	Depreciation Life For Latest Income Statement
Commercial
Yonkers, NY.	$2,315		$4,000	$53	-	-	$4,053	$4,053		$894				Aug-00	39 years
South Daytona, FL.	-	$10,437	-	-	-	10,437	-	10,437		-				Feb-08	N/A
Residential
Apopka, FL	-	3,247	12,991	77	-	2,659	10,716	13,375		419				Oct-07	27.5 years
North Miami Beach, FL	-	2,199	7,959	1,693	-	2,007	8,132	10,139		123				Feb-08	27.5 years
Fort Wayne, IN.	-	1,653	5,549	1,756	-	1,653	7,305	8,958		53				July-08	N/A
Archwood	-	825	3,283	53	-	810	3,276	4,086		-				July-08	N/A
Highland Ridge	-	1,802	7,187	121	-	1,476	6,004	7,480		-				July-08	N/A
Enon Springs	-	1,280	5,058	5	-	1,279	5,064	6,343		-				July-08	N/A
Arbors	-	1,480	5,871	15	-	1,412	5,615	7,027		-				July-08	N/A
Miscellaneous		1,408	5,602	150	-	1,299	5,316	6,615		12				Sept-08	27.5 years
Total	$2,315	$24,331	$57,500	$3,923	-	$23,032	$55,481	$78,513	(a)	$1,501	(b)		(c)

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE PROPERTIES, REAL ESTATE PROPERTIES HELD FOR SALE
AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 2008
(Dollar amounts in thousands)
(continued)

Notes to the schedule:

(a)	Total real estate properties (including properties held for sale)	$78,513
	Less: Accumulated depreciation and amortization	1,501
	Net real estate properties	$77,012
(b)	Amortization of the Trust’s leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.
(c)	Information not readily obtainable.

A reconciliation of real estate properties (including real estate properties held for sale) is as follows:

	Year Ended September 30,
	2008	2007	2006
Balance at beginning of year	$12,691	$6,175	$6,117

Additions:
Acquisitions through foreclosure	104,172	9,355	-
Capital improvements	3,914	106	244
	108,086	9,461	244

Deductions:
Sales	34,885	2,833	74
Depreciation/amortization	720	112	112
Impairment charges	8,160	-	-
	43,765	2,945	186

Balance at end of year	$77,012	$12,691	$6,175

The aggregate cost of investments in real estate assets for Federal income tax purposes is approximately $2,940,000 higher than  book value.

  BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 2008
(Dollar amounts in thousands)

Description	# of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount Of Mortgages	Principal Amount of Loans subject to delinquent principal or interest
First mortgage loans short term
Multi-family/Condo Conversion NY, NY	1	Prime+4.00%	Oct-08	Interest monthly, principal at maturity	-	$26,075	$26,075
Retail/Office Brooklyn, NY	1	Prime+7.00%	Sept-09	Interest monthly, principal at maturity	-	22,800	22,373
Land, New York, NY	1	Prime+4.00%	March-09	Interest monthly, principal at maturity	-	6,322	6,294
Multi-family/Condo Retail New York, NY	1	Prime+4.75%	Dec-08	Interest monthly, principal at maturity	-	6,195	6,173
Land New York, NY	1	Prime+5.00%	Demand	Interest monthly, principal at maturity	-	6,162	4,418	$6,162
Retail/Office Newark, NJ	1	Prime+5.00%	Feb-09	Interest monthly, principal at maturity	-	5,313	5,295
Condo Hotel Ft. Lauderdale, FL	1	Prime+5.50%	March-09	Interest monthly, principal at maturity	-	5,273	5,273
Retail/Office Newark, NJ	1	Prime+5.00%	Feb-09	Interest monthly, principal at maturity	-	4,637	4,618
Retail Newark, NJ	1	Prime+3.75%	Feb-09	Interest monthly, principal at maturity	-	3,898	3,884
Hotel Ft. Wayne, IN	1	Prime+7.00%	Sept-09	Interest monthly, principal at maturity	-	3,258	3,186

$ 0 – 999	10				-	4,214	4,181
$ 1000 – 1,999	8				-	11,477	10,575	2,393
$ 2,000 – 2,999	10				-	28,471	24,161	9,198
Junior mortgage loans
Misc.
$ 0 - 999	2				$10,987	1,090	1,087	654
$ 1,000 – 1,999	1				5,700	1,250	1,250

Total	41				$16,687	$136,435	$128,843	$18,407

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 2008
(Dollar amounts in thousands)
(Continued)

Notes to the schedule:

(a)	The following summary reconciles mortgage loans at their carrying values:

	Year Ended September 30,
	2008	2007	2006
Balance at beginning of year	$239,341	$281,343	$191,599
Additions:
Advances under real estate loans	66,027	122,909	309,727
Amortization of deferred fee income	2,128	4,993	3,669
Repurchase of participation interest	-	5,750	-
	68,155	133,652	313,396
Deductions:
Collections of principal	56,824	152,129	157,540
Sale of participation interests	-	1,110	61,188
Provision for loan loss	15,260	9,300	-
Collection of loan fees	2,144	3,646	4,924
Transfer to real estate upon foreclosure, net of charge offs and unamortized fees	104,425	9,469	-
	178,653	175,654	223,652

Balance at end of year	$128,843	$239,341	$281,343

(b)	Carrying amount of mortgage loans are net of allowances for loan losses in the amount of $6,710, $8,917 and $669 in 2008, 2007 and 2006, respectively.

(c)	Carrying amount of mortgage loans are net of deferred fee income in the amount of $882, $1,268 and $2,616 in 2008, 2007 and 2006, respectively.

(d)	The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.