Form 10-Q
period 2008-12-31
BRT REALTY TRUST
filed 2009-02-06
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

11,784,273 Shares of Beneficial Interest,
$3 par value, outstanding on February 5, 2009

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share amounts)

	December 31, 2008 (Unaudited)	September 30, 2008 (Audited)
ASSETS
Real estate loans
Earning interest	$128,116	$118,028
Non-earning interest	5,384	18,407
	133,500	136,435
Deferred fee income	(559)	(882)
Allowance for possible losses	(1,550)	(6,710)
	131,391	128,843
Real estate properties net of accumulated
depreciation of $1,754 and $1,501	46,337	42,347
Investment in unconsolidated
ventures at equity	9,547	9,669

Cash and cash equivalents	11,732	35,765
Available-for-sale securities at market	6,184	10,482
Real estate properties held for sale	35,533	34,665
Other assets including $219 and $168 relating to real estate properties held for sale	8,549	8,249
Total Assets	$249,273	$270,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Borrowed funds	$6,000	$3,000
Junior subordinated notes	56,702	56,702
Mortgage payable	2,294	2,315
Accounts payable and accrued liabilities including $561and $584 relating to
real estate properties held for sale	3,527	3,602
Deposits payable	1,847	2,064
Dividends payable	-	15,565
Total liabilities	70,370	83,248

Commitments and contingencies	-	-
Shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	-	-
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, issued	-	-
12,711 shares in both periods	38,133	38,133
Additional paid-in capital	166,622	166,402
Accumulated other comprehensive income – net
unrealized gain on available-for-sale securities	2,828	7,126
Distributions in excess of earnings	(17,934)	(14,311)
Cost of 1,251 and 1,206 treasury shares of beneficial interest	(10,746)	(10,578)
Total Shareholders’ Equity	178,903	186,772
Total Liabilities and Shareholders’ Equity	$249,273	$270,020

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended December 31,
	2008	2007
Revenues:
Interest on real estate loans	$3,848	$5,782
Loan fee income	484	675
Income from real estate properties	1,001	445
Other, primarily investment income	201	606
Total Revenues	5,534	7,508

Expenses:
Interest - borrowed funds	1,399	1,735
Advisor's fees, related party	357	464
Impairment charges	3,500	-
Foreclosure related professional fees	348	739
General and administrative – including $263 and $259 to related parties	1,672	1,765
Other taxes	(4)	27
Expenses relating to real estate properties - including interest on
mortgage payable of $37 and $38	1,688	398
Amortization and depreciation	279	43
Total Expenses	9,239	5,171

(Loss) income before equity in earnings of unconsolidated joint ventures,
minority interest and discontinued operations	(3,705)	2,337
Equity in earnings of unconsolidated joint ventures	84	451
(Loss) income before minority interest and discontinued operations	(3,621)	2,788
Minority interest	(44)	(15)

(Loss) income from continuing operations	(3,665)	2,773
Discontinued Operations
Income from operations	42	63
Gain on sale of real estate assets	-	394
Income from discontinued operations	42	457
Net (loss) income	$(3,623)	$3,230

(Loss) earnings per share of beneficial interest:

(Loss) income from continuing operations	$(.31)	$.24
Income from discontinued operations	-	.04
Basic (loss) earnings per share	$(.31)	$.28

(Loss) income from continuing operations	$(.31)	$.24
Income from discontinued operations	-	.04
Diluted (loss) earnings per share	$(.31)	$.28

Cash distributions per common share	$-	$.62
Weighted average number of common shares outstanding:
Basic	11,694,769	11,369,933
Diluted	11,694,769	11,380,561

See Accompanying Notes to Consolidated Financial Statements.

      BRT REALTY TRUST AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      (Unaudited)
(Dollar amounts in thousands except for per share amounts)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions In Excess of Earnings	Treasury Shares	Total
Balances, September 30, 2008	$38,133	$166,402	$7,126	$(14,311)	$(10,578)	$186,772

Compensation expense – restricted stock	-	220	-	-	-	220

Shares repurchased (44,724 shares)					(168)	(168)

Net loss	-	-	-	(3,623)	-	(3,623)

Other comprehensive loss - net unrealized loss on available-for-sale securities	-	-	(4,298)	-	-	(4,298)

Comprehensive loss	-	-	-	-	-	(7,921)

Balances, December 31, 2008	$38,133	$166,622	$2,828	$(17,934)	$(10,746)	$178,903

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Three Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,623)	$3,230
Adjustments to reconcile net (loss) income to net cash (used in ) provided by operating activities:
Impairment charges	3,500	-
Amortization and depreciation	439	258
Amortization of deferred fee income	(419)	(644)
Amortization of restricted stock and stock options	220	187
Net gain on sale of real estate assets from discontinued operations	-	(394)
Equity in earnings of unconsolidated joint ventures	(84)	(451)
Distribution of earnings of unconsolidated joint ventures	153	446
Increase in straight line rent	(4)	(4)
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in interest and dividends receivable	(158)	158
Decrease (increase) in prepaid expenses	40	(90)
Decrease in accounts payable and accrued liabilities	(292)	(1,375)
Other	59	(271)
Net cash (used in) provided by operating activities	(169)	1,050

Cash flows from investing activities:
Collections from real estate loans	2,134	11,832
Additions to real estate loans	(11,860)	(11,362)
Net costs capitalized to real estate owned	(1,239)	(27)
Collection of loan fees	195	436
Proceeds from sale of real estate owned	-	421
Contributions to unconsolidated joint ventures	(123)	(532)
Distributions of capital of unconsolidated joint ventures	245	154
Net cash (used in) provided by investing activities	(10,648)	922

Cash flows from financing activities:
Proceeds from borrowed funds	6,000	16,000
Repayment of borrowed funds	(3,000)	(16,000)
Increase in deferred credit facility costs	(462)	(462)
Mortgage amortization	(21)	(19)
Cash distribution – common shares	(15,565)	(6,956)
Issuance of shares – dividend reinvestment and stock purchase plan	-	3,633
Repurchase of shares	(168)	-
Net cash used in financing activities	(13,216)	(3,804)

Net decrease in cash and cash equivalents	(24,033)	(1,832)
Cash and cash equivalents at beginning of period	35,765	17,103
Cash and cash equivalents at end of period	$11,732	$15,271

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,302	$1,601
Non cash investing and financing activity:
Reclassification of loans to real estate upon foreclosure	$7,500	$28,745
Accrued distributions	$-	$7,083
Reclassification of real estate properties to real estate held for sale	$78	$-

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

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2008 and for the three  months ended December 31, 2008 and December 31, 2007 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries and its majority-owned or controlled real estate entities.  With respect to its unconsolidated joint ventures, as the Trust (i) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, and (ii) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No.5,” it has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes. Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT" or the "Trust."

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT’s Annual Report on Form 10-K for the year ended September 30, 2008.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results could differ from those estimates.

Note 3 - Shareholders' Equity

Distributions

During the quarter ended December 31, 2008, BRT did not declare a cash distribution to shareholders.

Note 3 - Shareholders' Equity (Continued)

Stock Options

As of December 31, 2008, there were 22,500 stock options outstanding.  All of these options are exercisable.  During the quarter ended December 31, 2008, no options were exercised.

Restricted Shares

As of December 31, 2008, 231,340 restricted shares were issued under the Trust’s 2003 incentive plan.  The total number of shares allocated to this plan is 350,000.  The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier.  Since inception of the plan, 33,800 shares have vested. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, but is included in the earnings per share computation.   The Trust adopted the provisions of Financial Accounting Standards Board (“FASB”) No. 123 (R), “Share-Based Payment (revised 2004).” These provisions require that the estimated fair value of restricted stock at the date of grant be amortized ratably into expense over the appropriate vesting period. For the three months ended December 31, 2008 and 2007, the Trust recorded $220,000 and $187,000 of compensation expense, respectively, as a result of the outstanding restricted shares.   At December 31, 2008, $2,108,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2 ½ years.

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

The following table sets forth the computation of basic and diluted shares:

	Three Months Ended December 31,
	2008	2007
Basic	11,694,769	11,369,933
Effect of dilutive securities	-	10,628
Diluted (1)	11,694,769	11,380,561

(1) The impact of dilutive securities is not included in the computation of loss per share for the three months ended December 31, 2008, as the inclusion of such common share equivalents would be anti-dilutive.

Note 4 - Real Estate Loans

At December 31, 2008, information relating to real estate loans, all of which are short term (three years or less), is summarized as follows (dollar amounts in thousands):

First mortgage loans:	Earning Interest	Non-Earning Interest	Total	Allowance For Possible Losses (1)	Real Estate Loans, Net
Multi-family residential	$4,986	$2,393	$7,379	$(850)	$6,529
Condominium units (existing multi-family and commercial units)	41,274	-	41,274	-	41,274
Hotel condominium units	4,748	-	4,748	-	4,748
Land	14,322	-	14,322	-	14,322
Retail/mixed use	53,798	-	53,798	-	53,798
Office	1,500	-	1,500	-	1,500
Industrial	2,700	-	2,700	-	2,700
Hotel	3,258	-	3,258	-	3,258
Residential	19	2,700	2,719	(700)	2,019

Second mortgage loans:

Multi-family residential	1,511	-	1,511	-	1,511
Retail	-	291	291	-	291
	128,116	5,384	133,500	(1,550)	131,950
Deferred fee income	(559)	-	(559)	-	(559)
Real estate loans, net	$127,557	$5,384	$132,941	$(1,550)	$131,391

(1) All allowance for possible losses relate to non-earning loans.

At December 31, 2008, three non-earning loans were outstanding to three separate, unrelated borrowers having an aggregate outstanding principal balance of $5,384,000, representing 4.03% of total real estate loans and 2.16% of total assets.  The Trust did not recognize any cash basis interest on non-earning loans in the three month period ended December 31, 2008.

Note 4 - Real Estate Loans (Continued)

Information regarding these non earning loans is set forth in the table below (dollar amounts in thousands):

Loan Designation	Utica/Syracuse, NY	Purchase, NY	New Jersey

Principal Balance	$2,393	$2,700	$291
Accrued Interest	-	-	-
Cross collateral or cross default provision	No	No	Yes
Secured	Yes	Yes	Yes
Security	3 Multi-family apartment buildings	Single family home	5 Retail/ office buildings
Recourse/non-recourse	Recourse	Recourse	Recourse
Impaired	Yes	Yes	No
Allowance for possible losses	$850	$700	-
Collateral Dependent	Yes	Yes	Yes

A summary of the changes in non-earning loans, before allowance for possible losses of $1,550,000, for the three months ended December 31, 2008 is as follows (dollar amounts in thousands):

Three Months Ended December 31, 2008

Beginning principal balance	$18,407

Additions	-
Protective advances	-
Total additions	-

Payoffs and paydowns	363
Transferred to owned real estate	12,660
Total reductions	13,023

Principal balance at December 31, 2008	$5,384

During the quarter ended December 31, 2008, the Trust acquired by foreclosure, title to a development parcel of land located in Manhattan, New York.  At September 30, 2008, the gross principal balance of this loan, which was reported as non-earning, was $6,162,000, before loan loss allowances of $1,645,000.

During the quarter ended December 31, 2008, the Trust acquired by foreclosure, title to a 44 unit garden apartment complex in Naples, Florida.  At September 30, 2008, the gross principal balance of this loan, which was reported as non-earning, was $6,498,000 before loan loss allowances of $3,515,000.

Note 4 - Real Estate Loans (Continued)

At December 31, 2008, four separate, unaffiliated borrowers had loans outstanding in excess of 5% of the total portfolio before loan loss allowances. Information regarding the loans outstanding to each of these borrowers  is set forth in the table below:

Gross Loan Balance	# of Loans	% of Gross Loans	% of Assets	Type	State	Status
$37,428,000	19	28.04%	15.01%	Existing office with retail and land assemblage	NJ	Performing
$26,075,000	1	19.53%	10.46%	Existing office/condo conversion	NY	Performing
$22,925,000	1	17.17%	9.20%	Existing retail/office building	NY	Performing
$8,700,000	1	6.52%	3.49%	Multi-family, condo units	NY	Performing

Note 5 - Allowance for Possible Loan Losses

An analysis of the loan loss allowance at December 31, 2008 and December 31, 2007 respectively is as follows (dollar amounts in thousands):

	Three Months Ended December 31,
	2008	2007
Balance at beginning of period	$6,710	$8,917
Charge-offs	(5,160)	(2,297)
Balance at end of period	$1,550	$6,620

The allowance for possible losses applies to two loans aggregating $5,093,000 at December 31, 2008, both of which are non-earning, and four loans aggregating $42,341,000 at December 31, 2007, all of which were non-earning.

Note 6 - Real Estate Properties

A summary of real estate properties for the three months ended December 31, 2008 is as follows (dollar amounts in thousands):

	September 30, 2008 Balance	Additions		Costs Capitalized	Transfers to held for sale	Depreciation and Amortization	Impairment Charges	December 31, 2008 Balance
Retail	$3,159	-		-	-	$(28)	-	$3,131
Condominium units/coop shares	19,846	-		$92	$(78)	(147)	$(3,500)	16,213
Multi-family	8,905	$2,960	(a)	349	-	(84)	-	12,130
Land	10,437	4,419	(b)	7	-	-	-	14,863
Total real estate properties	$42,347	$7,379		$448	$(78)	$(259)	$(3,500)	$46,337

Note 6 - Real Estate Properties (Continued)

(a)
During the current fiscal quarter, the Trust acquired by foreclosure a 44 unit garden apartment complex in Naples,Florida.  At December 31, 2008, this property had a book value of $2,960,000.  This balance is net of loan charge offs of $3,515,000.

(b)
During the current fiscal quarter, the Trust acquired by foreclosure a development parcel of land located in Manhattan, New York.  This property had a book value at December 31, 2008 of $4,419,000.  This balance is net of loan charge offs of $1,645,000.

Note 7 – Impairment Charges

The Trust reviews each real estate asset owned, including investments in unconsolidated joint ventures, for which indicators of impairment are present to determine whether the carrying amount of the asset can be recovered.  Measurement is based upon the fair value of the asset.  Real estate assets held for sale are valued at the lower of cost or fair value, less costs to sell on an individual asset basis.

As a result of changes in the real estate market the Trust has shifted its marketing strategy and therefore its valuation model relating to a property in Apopka, Florida. The Trust has valued this property as a rental property with the ability to sell individual units when the market stabilizes. Based upon this valuation an impairment charge of $3,500,000 was recorded in the quarter ended December 31, 2008.

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

The BRT member is responsible for the payment of a fee to a merchant bank for arranging the transaction and securing capital from the CIT member.  The fee, which is 4% of the CIT member’s capital and is paid as the CIT member funds its capital contribution, is being amortized over five years.  As of December 31, 2008, a fee of $1,382,000 has been paid.  Amortization of the fee totaled $68,000 for the three month period ended December 31, 2008, and is shown as a reduction in equity in earnings of unconsolidated joint ventures.

The Trust has agreed to present all loan proposals received by it to the joint venture for its consideration on a first refusal basis, under procedures set forth in the joint venture agreement, until the joint venture originates loans with an aggregate principal amount of $100 million (or, in the event that a line of credit at the maximum level is obtained, $150 million).  There were no loans originated by the joint venture in the quarter ended December 31, 2008 or in the quarter ended December 31, 2007.

Note 8 – Investment in Unconsolidated Joint Ventures at Equity (Continued)

Unaudited condensed financial information regarding the joint venture is shown below (dollar amounts in thousands):

Condensed Balance Sheet	December 31, 2008	September 30, 2008
Assets
Cash	$608	$359
Real estate loans:
Earning interest	6,323	6,323
Non-earning interest	26,421	26,421
	32,744	32,744
Deferred fee income	(143)	(160)
Allowance for possible losses	(2,703)	(2,703)
	29,898	29,881
Other assets	51	82
Real estate property held for sale	-	1,143
Total assets	$30,557	$31,465

Liabilities and equity
Other liabilities	$230	$211
Equity	30,327	31,254
Total liabilities and equity	$30,557	$31,465
	Three Months Ended
Condensed Statement of Operations	December 31, 2008	December 31, 2007
Interest and fees on real estate loans	$419	$1,852
Other income	39	-
Total revenues	458	1,852

Professional fees	72	-
Other expenses	38	137
Total Operating expenses	110	137

Net income attributable to members	$348	$1,715
Amount recorded in income statement related to venture (1)	$35	$447

(1)
This amount is net of $68,000 and $76,000 in the three months ended December 31, 2008 and December 31, 2007, respectively, of amortization of the fee that the Trust paid to a merchant bank for arranging the transaction with the CIT member.  This amount also includes a management allocation equal to 1% per annum of the loan portfolio, as defined, of $16,000 in the three month period ended December 31, 2008, paid to the BRT Member.

Note 8 – Investment in Unconsolidated Joint Ventures at Equity (Continued)

At December 31, 2008, information as to real estate loans held by the joint venture is summarized as follows (dollar amounts in thousands):

First mortgage loans	Earning Interest	Not Earning Interest	Total
Multi-family residential	-	$26,421	$26,421
Land	$6,323	-	6,323
	6,323	26,421	32,744
Allowance for loan loss	-	(2,703)	(2,703)
Deferred fee income	(11)	(132)	(143)
Real estate loans, net	$6,312	$23,586	$29,898

Other Real Estate Ventures

The Trust is also a partner in unconsolidated joint ventures which own and operate six properties which generated $49,000 and $4,000 in equity earnings for the three months ended December 31, 2008 and 2007, respectively.  The Trust’s equity in these unconsolidated joint ventures totaled $1,980,000 and $1,857,000 at December 31, 2008 and September 30, 2008, respectively.

Note 9 – Available-For-Sale Securities

The cost of available-for-sale securities at December 31, 2008 was $3,356,000.  The fair value of these securities was $6,184,000 at December 31, 2008.  Gross unrealized gains were $2,850,000 and gross unrealized losses totaled $22,000 at December 31, 2008.  These amounts are reflected as net accumulated other comprehensive income – net unrealized gains on available-for-sale securities in the accompanying consolidated balance sheets.

The valuation of the Trust’s available-for-sale securities was determined to be a Level 1 financial asset within the valuation hierarchy established by SFAS No. 157, and is based on current market quotes received from financial sources that trade such securities.

Included in available-for-sale securities are 131,289 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $1,725,000 and a fair market value at December 31, 2008 and September 30, 2008 of $3,912,000 and $7,184,000 respectively.

Note 10 – Real Estate Properties Held for Sale

A summary of changes in real estate properties held for sale is shown below (dollar amounts in thousands):

	September 30, 2008 Balance	Additions	Transfers From Real Estate Assets	Improvements	Impairment Charges	Sales	December 31, 2008 Balance
Condominium Units	$5,028	$-	$78	$62	$-	$-	$5,168
Multi-family	29,637	-	-	728	-	-	30,365
Total	$34,665	$-	$78	$790	$-	$-	$35,533

Note 11 – Debt Obligations

Debt obligations consist of the following (dollar amounts in thousands):

	December 31, 2008	September 30, 2008
Credit facility	$6,000	$3,000
Junior subordinated notes	56,702	56,702
Mortgage payable	2,294	2,315
Total debt obligations	$64,996	$62,017

Borrowed Funds

The Trust has a $185 million credit facility with Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company.  The facility bears interest at LIBOR + 225 basis points.  During the current quarter, the credit facility was extended to February 1, 2010 upon the payment of an extension fee of $462,500.  There are no further extension options.  Under the credit facility, the Trust is required to maintain cash or marketable securities at all times of not less than $15 million.  The amount which can be outstanding under the revolving credit facility may not exceed an amount equal to the sum of (1) 65% of our earning first mortgages, plus (2) 50% of our earning second mortgages and (3) 50% of the fair market value of certain of our owned real estate, all of which are pledged to the lending banks as collateral and the sum of (2) and (3) may not exceed 15% of the borrowing base or $22.5 million.

At December 31, 2008, $68,500,000, was available to be drawn under the credit facility and $6,000,000, was outstanding.  The following is summary information relating to the credit facility.

	For the Three Months Ended December 31,
	2008	2007
Average balance	$3,098,000	$16,326,000
Outstanding balance at period end	$6,000,000	$20,000,000
Weighted average interest rate during the period	5.31%	7.28%
Weighted average interest rate at period end	4.15%	7.37%

The interest rates do not reflect deferred fee amortization of $116,000 and $175,000 for the three  months ended December 31, 2008 and 2007, respectively, which is a component of interest expense.  These fees are being amortized over the life of the credit facility.  At December 31, 2008, there was $501,000 of unamortized deferred fees, which is included in other assets.

In addition to the credit facility, the Trust has the ability to borrow funds through its two margin accounts. In order to maintain one of the accounts, an annual fee equal to .3% of the market value of the pledged securities, which is included in interest expense, is paid.  Marketable securities with a fair market value at December 31, 2008 of $6,184,000 were pledged as collateral.  At December 31, 2008, there was no outstanding balance.

Junior Subordinated Notes

BRT issued $30,928,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of BRT. Statutory Trust II was formed to issue $928,000 of its common securities to BRT and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly

Note 11 – Debt Obligations (Continued)

at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. Dividends are paid to the security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after April 2011, without penalty, at BRT’s option.  Issuance costs of $944,500 are being amortized over the intended 10-year holding period of the notes. At December 31, 2008 unamortized issuance costs totaled $691,000.

BRT issued $25,774,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of BRT. Statutory Trust I was formed to issue $774,000 of its common securities to BRT and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. Dividends are paid to security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after March 2011, without penalty, at BRT’s option. Issuance costs of $822,000 are being amortized over the intended 10- year holding period of the notes. At December 31, 2008 unamortized issuance costs totaled $594,000.

BRT Realty Trust Statutory Trusts I and II are variable interest entities under FIN 46R.  Under the provisions of FIN 46R, BRT has determined that the holders of the preferred securities are the primary beneficiaries of the two Statutory Trusts.  This determination is based on the fact that BRT’s investments in the Statutory Trusts were financed directly by the Statutory Trusts and these investments are not considered to be at risk.  Accordingly, BRT is not considered to be the primary beneficiary and does not consolidate the Statutory Trusts.  The obligations to the Statutory Trusts are recorded under the caption “Junior Subordinated Notes” in the consolidated balance sheets.  The investments in the common securities of the Statutory Trusts are reflected in other assets in the consolidated balance sheets and is accounted under the equity method of accounting.  BRT has not provided financial or other support during the periods presented to these variable interest entities that is was not contractually required to provide.

The table below provides the classification and carrying amounts of the assets and liabilities that relate to the variable interest entities and the maximum exposure to loss as a result of its involvement with the variable interest entities:

Carrying Value
Assets:
Other Assets- common securities Statutory Trusts	$1,702,000

Liabilities:
Junior subordinated notes – BRT	1,702,000
Junior subordinated notes – preferred securities third party	55,000,000
Net carrying value	$56,702,000

Maximum exposure to loss (a)	$0

(a) As BRT’s investment in the common securities of the Statutory Trust’s was directly financed by the Statutory Trusts, there is no exposure to loss.

Note 11 – Debt Obligations (Continued)

Mortgage Payable

The mortgage payable represents a first mortgage on a long term leasehold position on a shopping center owned by a joint venture in which the Trust holds a majority interest. The mortgage, with an original principal balance of $2,850,000. bears interest at a fixed rate of 6.25% for the first five years and has a maturity of October 1, 2011.  There is an option to extend the mortgage to October 1, 2016.  At December 31, 2008, the outstanding balance was $2,294,000.

Note 12 – Comprehensive Income (loss)

Comprehensive (loss) income for the three month period was as follows (dollar amounts in thousands):

	Three Months Ended December 31,
	2008		2007
Net (loss) income		$(3,623)	$3,230
Other comprehensive loss – Unrealized loss on available for- sale securities		(4,298)	(2,559)
Comprehensive (loss) income	$	(7,921)	$671

NOTE 13 -Segment Reporting

Management has determined that it operates in two reportable segments: (i) a loan and investment segment which includes the origination and servicing of our loan portfolio and investments and (ii) a real estate segment which includes the operation and disposition of our real estate assets.

NOTE 13 -Segment Reporting (Continued)

The following table summarizes our segment reporting for the three months ended December 31, 2008 (dollar amounts in thousands):

	Loan and Investment	Real Estate	Total
Revenues	$4,533	$1,001	$5,534
Interest expense	913	486	1,399
Impairment charges	-	3,500	3,500
Other expenses	1,669	2,392	4,061
Amortization and depreciation	-	279	279
Total expenses	2,582	6,657	9,239

Income (loss) before other revenue and expense items	1,951	(5,656)	(3,705)
Equity in earnings of unconsolidated ventures	35	49	84
Minority interest	-	(44)	(44)
Income (loss) from continuing operations	1,986	(5,651)	(3,665)
Discontinued operations
Income from operations	-	42	42
Income from discontinued operations	-	42	42
Net income (loss)	$1,986	$(5,609)	$(3,623)
Segment assets	$162,618	$86,655	$249,273

In prior fiscal years quarter the Trust operated in a single segment due to the immateriality of its real estate holdings.  Information for the three months ended December 31, 2007 as if the Trust had operated in two reportable segments in the prior years quarter:

	Loan and Investment	Real Estate	Total
Revenue	$7,063	$445	$7,508
Expense	4,320	851	5,171
Other revenue and expense items	447	(11)	436
Discontinued operations	-	457	457
Net income	$3,190	$40	$3,230
Segment assets	$290,959	$33,291	$324,250

Note 14 – New Accounting Pronouncements

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

Note 14 – New Accounting Pronouncements (Continued)

In December 2008, the FASB issued FASB Staff Position ("FSP") FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, are finalized and approved by the Board. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and upon its adoption during the quarter ended December 31, 2008, did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Overview

We are a real estate investment trust, also known as a REIT.  Our business is to originate and hold for investment short-term senior and junior commercial mortgage loans, and our primary source of revenue is interest and loan fee income.  Our revenues also include income from real properties (including income from real properties acquired in foreclosure and by deed in lieu of foreclosure).

Although we continue to pursue loan originations, it is at a dramatically reduced level due to both limited demand for our short-term bridge loans and our concerns about the ability of potential borrowers, in the current credit environment, to (i) refinance and repay a loan that we originate, (ii) be able to sell the underlying collateral for an amount in excess of a loan or (iii) be able to otherwise raise funds in order to repay a loan.

The current crisis in the credit and real estate markets has had a direct and substantial effect on our primary lending business.  Many of our borrowers have defaulted on their monetary obligations to us, which has required us to focus significant resources on servicing our loan portfolio, work-out activities, pursuing foreclosure actions and acquiring the underlying real property by foreclosure or deed in lieu of foreclosure, operating and stabilizing real property acquired by us in foreclosure or deed in lieu of foreclosure (including interfacing with receivers and local property managers), and engaging in activities related to the sale process with respect to properties we are attempting to sell.  As a result:

•
at December 31, 2008, we owned $43,207,000 of real estate assets acquired by foreclosure or deed in lieu of foreclosure, which does not include real estate held for sale, compared with $17,015,000 of real estate assets acquired by foreclosure or deed in lieu of foreclosure at December 31, 2007, which does not include real estate held for sale;

•	our real estate properties held for sale acquired by foreclosure or deed in lieu of foreclosure were $35,533,000 at December 31, 2008 as compared to $9,355,000 at December 31, 2007;

•
for the three months ended December 31, 2008, our income from real estate properties, excluding our real estate properties held for sale, was $1,001,000 and our operating expenses for these properties was $1,688,000, resulting in an operating loss of $687,000, compared to income and expenses for these properties of $445,000 and $398,000, respectively, for the three months ended December 31, 2007, resulting in operating income of $47,000;

•
for the three months ended December 31, 2008, our income from our real estate properties held for sale was $1,253,000 and our operating expenses for these properties was $1,211,000, resulting in operating income of $42,000, compared to income and expenses for these properties of $196,000 and $133,000, respectively, for the three months ended December 31, 2007, resulting in operating income of $63,000;

•	we originated one loan and advanced funds in the aggregate principal amount of $11,860,000 in the quarter ended December 31, 2008;

•	earning and non-earning loans declined to $128,116,000 and $5,384,000, respectively, at December 31, 2008 compared to $168,082,000 and $61,552,000, respectively, at December 31, 2007; and

•	we recorded a $3,500,000 impairment charge against our real estate assets in the quarter ended December 31, 2008.

Despite the problems mentioned above, we note that substantially all our mortgage loans are secured by first liens, and our short-term debt at December 31, 2008 was $6,000,000, or 3% of our shareholders’ equity, and 2% of our total assets.  Until the credit markets stabilize and credit is made available to real estate owners and developers, we could experience (i) more borrower defaults, (ii) additional foreclosure actions (with an increase in direct and indirect expenses in pursuing such actions), (iii) the acquisition of additional properties in foreclosure or by deed in lieu of foreclosure, and (iv) reduced origination activity, all of which will result in a decline in our revenues and net income (or an increase in our net loss).

Liquidity and Capital Resources

Our total available liquidity at December 31, 2008 was approximately $77,287,000, including $11,732,000 of cash and cash equivalents, $62,500,000 of remaining availability under our revolving credit facility and $3,055,000 of availability under our margin lines of credit.  We believe that our existing sources of capital will be adequate for purposes of meeting our short-term and long-term liquidity needs.

During the three months ended December 31, 2008, we generated cash of $2,134,000 from real estate loan collections, and $3,000,000 from net advances from our credit facility.  The cash, along  with our cash on hand of $35,765,000 at September 30, 2008, was used primarily to fund real estate loan originations of $11,860,000, pay shareholder dividends of $15,565,000 and fund an operating loss of $169,000.  If we continue to incur losses, we may be required to draw down additional amounts under our credit facility to fund our operations.

We have a revolving credit facility with a group of banks consisting of Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. Under the revolving credit facility, Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company make available to us up to an aggregate of $185,000,000 on a revolving basis.  Under the credit facility, we are required to maintain cash or marketable securities at all times of not less than $15,000,000.  Borrowings under the credit facility are secured by specific receivables and the facility provides that the amount borrowed will not exceed (1) 65% of our earning first mortgages, plus (2) 50% of our earning second mortgages plus (3) 50% of the fair market value of certain owned real estate, all of which is pledged to the lending banks as collateral and the sum of (ii) and (iii) may not exceed 15% of the borrowing base or $22,500,000. At December 31, 2008, $68,500,000 was available to be drawn based on the lending formula under our credit facility and $6,000,000 was outstanding.

We also have the ability to borrow under our margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to 50% of the market value of the shares we pledge.  At December 31, 2008, $3,055,000, was available under the margin lines of credit, of which zero was outstanding. If the value of the EPR shares (our principal securities investment) continues to decline, the available funds under the margin lines of credit would decline.

Cash Distribution Policy

Our board of trustees suspended the payment of dividends on our common shares in December 2008.    In view of the problems facing the real estate industry and the Trust at the present time, and the need to preserve capital, the board considered it prudent to suspend the payment of dividends.  Our board of trustees will review the dividend policy at each regularly scheduled quarterly board meeting.  Since we will likely report a tax loss for the year ended December 31, 2008, no distributions are likely to be required in 2009 in order for us to retain our REIT status.

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

Results of Operations

Interest on loans decreased by $1,934,000, or 33%, to $3,848,000 for the three months ended December 31, 2008 from $5,782,000 for the three months ended December 31, 2007.  During the current quarter, the average balance of earning loans outstanding decreased by approximately $41.7 million, accounting for a decrease in interest income of $1,252,000.  This is due to reduced originations combined with the increased completed foreclosures caused by a weakness in the real estate and credit markets nationally.  Decreases in the prime rate during the calendar year 2008 have caused the average interest rate on the earning loan portfolio to decline to 11.88% in the three months ended December 31, 2008 from 13.74% in the three months ended December 31, 2007, which caused interest income to decrease, by $682,000.

Loan fee income decreased by $191,000, or 28%, to $484,000 for the three months ended December 31, 2008 from $675,000 for the three months ended December 31, 2007.  This is a result of a decline in loan originations over the past several quarters due to the weakness in the real estate and credit markets.

Income from real estate properties increased $556,000, or 125%, for the three month period ended December 31, 2008 to $1,001,000 from $445,000 for the three month period ended December 31, 2007.  This increase  was the result of $453,000 of rental revenues received on a multi-family residential property located in Fort Wayne, Indiana and three condominium conversion properties located in Florida that the Trust acquired by foreclosure in 2008.  The remaining increase of $103,000 is primarily due to increased occupancy at a multi-family condominium conversion property located in Orlando, Florida.  The Trust acquired this property by foreclosure in the quarter ended December 31, 2007.

Other, primarily investment income declined by $405,000, or 67%, to $201,000 in the three months ended December 31, 2008 from $606,000 in the three months ended December 31, 2007.  Approximately $360,000 of the decline was due to reduced dividend income that resulted from the sale of 493,511 shares of EPR since December 31, 2007.  The remaining decline was the result of lower rates earned on our invested balances.

Interest expense on borrowed funds decreased to $1,399,000 for the three months ended December 31, 2008, from $1,735,000 for the three months ended December 31, 2007, a decline of $336,000, or 19%.  For the three month period ended December 31, 2008, the average outstanding balance of borrowed funds declined from $73.0 million for the three months ended December 31, 2007 to $59.8 million, the result of our paydown of the credit facility. This decline accounted for a decrease in interest expense of $183,000.  The remaining decrease of $153,000 was the result of a 273 basis point decline in the average interest rate paid on the credit facility and a reduction in amortization of deferred borrowing costs.

The advisor’s fee, which is calculated based on invested assets, decreased by $107,000, or 23%, for the three months ended December 31, 2008 to $357,000 from $464,000 for the three months ended December 31, 2007, due to a decreased level of invested assets, primarily loans and securities.

Professional fees related to foreclosure activity decreased to $348,000 for the three months ended December 31, 2008 from $739,000 for the three months ended December 31, 2007, a decrease of $391,000, or 53%.  This decline is the result of a decrease in foreclosure actions and workout activity in the current quarter.

General and administrative expenses declined $93,000, or 5%, from $1,765,000 in the three months ended December 31, 2007 to $1,672,000 in the three months ended December 31, 2008. The decline was primarily the result of a reduction in advertising and marketing expenses and travel expenses.

Expenses relating to real estate properties increased $1,290,000, or 324%, from $398,000 in the three month period ended December 31, 2007 to $1,688,000 in the three month period ended December 31, 2008.  The current quarter reflects $1,021,000 of expenses from seven properties that the Trust acquired by foreclosure since December 31, 2007.  The Trust is performing the necessary repairs and maintenance at these properties in order to stablilize and improve the operating cash flow.  The remaining increase of $269,000 is the result of a full period of expenses at a condominium conversion project located in Orlando, Florida that was acquired in the quarter ended December 31, 2007.

Equity in earnings of unconsolidated joint ventures declined $367,000 in the three months ended December 31, 2008 to $84,000 from $451,000 in the three months ended December 31, 2007.   This decline is due to an increase in non-earning loans that took place during the year in our joint venture with CIT.

Discontinued operations represent the revenue, expenses, and gains from the sale of properties either sold or held for sale during the applicable fiscal quarter.  Income from discontinued operations declined $415,000 from $457,000 in the three months ended December 31, 2007 to $42,000 in the three months ended December 31, 2008.  The income from operations in the current period includes the operations of six multi-family garden apartment properties located in the Nashville, Tennessee area and condominium units at two separate projects located in Florida.  The income from operations in the three month period ended December 31, 2007 results  from the operations of a commercial property in Stuart, Florida and an industrial property in South Plainfield, New Jersey.  These two properties were sold in the fiscal year ended September 30, 2008.  The gain on sale of real estate assets in the three month period ended December 31, 2007 represents the sale of a cooperative apartment unit in Manhattan, New York.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity.  Our interest income and our interest expense is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is adjustable and is indexed to LIBOR.  At December 31, 2008, approximately 99% of our loan portfolio was variable rate based primarily on the prime rate.   Accordingly, changes in the prime interest rate or LIBOR would have an effect on our net interest income.  When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have a negative annual effect of approximately $60,000 on income before taxes and a one percent decline in interest rates would have a positive annual effect of approximately $60,000 on income before taxes.  In addition, we originate loans with short maturities and maintain a strong capital position.  At December 31, 2008, our loan portfolio was primarily secured by properties located in New York and New Jersey and it is therefore subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 10, 2008, our board of trustees authorized a program for us to repurchase up to 1,000,000 of our common shares in the open market from time to time. Set forth below is a table which provides the purchases we made in the quarter ended December 31, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008	-	-	-	932,666
November 1, 2008 – November 30, 2008	-	-	-	932,666
December 1, 2008 – December 31, 2008	44,724	$3.76	44,724	887,942
Total	44,724	$3.76	44,724

Item 6.  Exhibits

Exhibit 31.1       Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2       Certification of Senior Vice President-Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2       Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

BRT REALTY TRUST
(Registrant)

February 6, 2009	/s/ Jeffrey A. Gould
Date	Jeffrey A. Gould, President and
Chief Executive Officer

February 6, 2009	/s/ George Zweier
Date	George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)