Form 10-Q
period 2009-03-31
BRT REALTY TRUST
filed 2009-05-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Yes   ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports).

Yes  ☐        No ☐

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

11,644,542 Shares of Beneficial Interest,
$3 par value, outstanding on  May 5, 2009

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share amounts)

	March 31, 2009 (Unaudited)	September 30, 2008 (Audited)
ASSETS

Real estate loans
Earning interest	$59,258	$118,028
Non-earning interest	67,647	18,407
	126,905	136,435
Deferred fee income	(501)	(882)
Allowance for possible losses	(16,699)	(6,710)
	109,705	128,843
Real estate properties net of accumulated depreciation of $2,281 and $1,501	43,284	42,347
Investment in unconsolidated ventures at equity	6,245	9,669

Cash and cash equivalents	14,089	35,765
Available-for-sale securities at market	3,491	10,482
Real estate properties held for sale	16,934	34,665
Other assets including $45 and $168 relating to real estate properties held for sale	9,074	8,249
Total assets	$202,822	$270,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Borrowed funds	$6,000	$3,000
Junior subordinated notes	56,702	56,702
Mortgage payable	2,273	2,315
Accounts payable and accrued liabilities including $177 and $584 relating to real estate properties held for sale	2,897	3,602
Deposits payable	1,365	2,064
Dividends payable	-	15,565
Total liabilities	69,237	83,248

Commitments and contingencies	-	-
Shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	-	-
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, issued 12,711 shares in both periods	38,133	38,133
Additional paid-in capital	166,654	166,402
Accumulated other comprehensive income – net unrealized gain on available-for-sale securities	127	7,126
Distributions in excess of earnings	(60,270)	(14,311)
Cost of 1,368 and 1,206 treasury shares of beneficial interest	(11,059)	(10,578)
Total shareholders’ equity	133,585	186,772
Total liabilities and shareholders’ equity	$202,822	$270,020

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Interest on real estate loans	$2,457	$3,833	$6,305	$9,615
Loan fee income	123	435	607	1,110
Income from real estate properties	1,215	499	2,525	944
Other, primarily investment income	162	536	363	1,142
Total Revenues	3,957	5,303	9,800	12,811

Expenses:
Interest – borrowed funds	1,403	1,710	2,802	3,445
Advisor's fees, related party	295	457	652	921
Impairment charges	12,315	-	15,815	-
Provision for loan loss	17,530	5,300	17,530	5,300
Foreclosure related professional fees	242	487	590	1,226
General and administrative – including $223 and $258 to related parties for the three month periods, respectively, and $486 and $518 for the six month periods, respectively	1,718	1,737	3,390	3,504
Other taxes	21	73	17	100
Expenses relating to real estate properties including interest on mortgage payable of $36 and $37 for the three month periods, respectively, and $72 and $75 for the six month periods, respectively	2,067	933	4,169	1,328
Amortization and depreciation	572	235	851	278
Total Expenses	36,163	10,932	45,816	16,102

(Loss) before equity in (loss) earnings of unconsolidated joint ventures, gain on sale of joint venture interests and available-for-sale securities, minority interest and discontinued operations	(32,206)	(5,629)	(36,016)	(3,291)
Equity in (loss) earnings of unconsolidated joint ventures	(2,171)	701	(2,087)	1,152
(Loss) before gain on sale of joint venture interests and available-for-sale securities, minority interest and discontinued operations	(34,377)	(4,928)	(38,103)	(2,139)
Gain on sale of joint venture interests	271	-	271
Gain on sale of available-for-sale securities	-	3,818	-	3,818
Minority interest	(42)	(39)	(86)	(54)

(Loss) income from continuing operations	(34,148)	(1,149)	(37,918)	1,625

Discontinued Operations
Income from operations	218	83	365	145
Impairment charges	(8,435)	-	(8,435)	-
Gain on sale of real estate assets	29	1,052	29	1,446
(Loss) income from discontinued operations	(8,188)	1,135	(8,041)	1,591
Net (loss) income	$(42,336)	$(14)	$(45,959)	$3,216

(Loss) earnings per share of beneficial interest:
(Loss) income from continuing operations	$(2.92)	$(.10)	$(3.24)	$.14
(Loss) income from discontinued operations	( .70)	.10	(.69)	.14
Basic and diluted (loss) earnings per share	$(3.62)	$(.00)	$(3.93)	$.28

Cash distributions per common share	$-	$.62	$-	$1.24

Weighted average number of common shares outstanding:
Basic	11,682,037	11,733,741	11,688,473	11,550,843
Diluted	11,682,037	11,733,741	11,688,473	11,560,340
See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)
(Dollar amounts in thousands except for per share amounts)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions In Excess of Earnings	Treasury Shares	Total

Balances, September 30, 2008	$38,133	$166,402	$7,126	$(14,311)	$(10,578)	$186,772

Restricted stock vesting		(189)			189	-

Compensation expense – restricted stock	-	441	-	-	-	441

Shares repurchased (184,455 shares)					(670)	(670)

Net loss	-	-	-	(45,959)	-	(45,959)

Other comprehensive loss - net unrealized loss on available-for-sale securities	-	-	(6,999)	-	-	(6,999)

Comprehensive loss	-	-	-	-	-	(52,958)

Balances, March 31, 2009	$38,133	$166,654	$127	$(60,270)	$(11,059)	$133,585

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)
	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(45,959)	$3,216
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for loan losses	17,530	5,300
Impairment charges	24,250	-
Amortization and depreciation	1,171	669
Amortization of deferred fee income	(541)	(1,070)
Amortization of restricted stock	441	411
Gain on sale of available-for-sale securities	-	(3,818)
Gain on sale of joint venture interests	(271)	-
Net gain on sale of real estate assets from discontinued operations	(29)	(1,446)
Equity in loss (earnings) of unconsolidated joint ventures	2,087	(1,152)
Distribution of earnings of unconsolidated joint ventures	61	910
Increase in straight line rent	(8)	(7)
Increases and decreases from changes in other assets and liabilities:
Decrease in interest and dividends receivable	646	934
Decrease (increase) in prepaid expenses	79	(80)
Decrease in accounts payable and accrued liabilities	(1,404)	(2,208)
Increase in deferred costs	-	(463)
Other	(517)	(349)
Net cash (used in) provided by operating activities	(2,464)	847

Cash flows from investing activities:
Collections from real estate loans	6,074	20,136
Additions to real estate loans	(12,726)	(34,108)
Loan loss recoveries	100	-
Net costs capitalized to real estate owned	(1,872)	(706)
Collection of loan fees	258	958
Proceeds from sale of real estate owned	1,010	3,499
Proceeds from sale of available-for-sale securities	-	5,150
Contributions to unconsolidated ventures	(143)	(837)
Distributions of capital of unconsolidated ventures	476	406
Proceeds from the sale of joint venture interests	1,350	-
Net cash used in investing activities	(5,473)	(5,502)

Cash flows from financing activities:
Proceeds from borrowed funds	6,000	31,000
Repayment of borrowed funds	(3,000)	(18,000)
Increase in deferred credit facility costs	(462)	-
Mortgage amortization	(42)	(39)
Cash distribution – common shares	(15,565)	(14,040)
Issuance of shares – dividend reinvestment and stock purchase plan	-	6,971
Repurchase of shares	(670)	-
Net cash (used in) provided by financing activities	(13,739)	5,892

Net (decrease) increase in cash and cash equivalents	(21,676)	1,237
Cash and cash equivalents at beginning of period	35,765	17,103
Cash and cash equivalents at end of period	$14,089	$18,340

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,588	$3,132
Non cash investing and financing activity:
Seller financing provided for sale of real estate	$1,478	$-
Reclassification of loan to real estate upon foreclosure	$8,970	$64,446
Reclassification of real estate held for sale to real estate properties	$9,924	$-
Accrued distributions	$-	$7,297

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

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2009 and for the three  and six months ended March 31, 2009 and March 31, 2008 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries and its majority-owned or controlled real estate entities.  With respect to its unconsolidated joint ventures, as (i) the Trust is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” and (ii) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No.5,” the Trust has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes. Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT" or the "Trust."

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

Note 3 - Shareholders' Equity

Distributions

During the quarter ended March 31, 2009, BRT did not declare a cash distribution to its shareholders.

Note 3 - Shareholders' Equity (Continued)

Stock Options

As of March 31, 2009, there were 22,500 stock options outstanding.  All of these options are exercisable.  During the quarter ended March 31, 2009, no options were exercised.

Restricted Shares

During the quarter ended March 31, 2009 the Trust issued 118,660 restricted shares of beneficial interest under its 2003 incentive plan.  The total number of shares available for issuance under this plan is 350,000, all of which have been issued as of March 31, 2009.  Since inception of the plan, 55,760 shares have vested. During the quarter ended March 31, 2009, the Trust also issued 7,790 shares of beneficial interest under its 2009 incentive plan which was approved by BRT shareholders in March 2009.  The total number of shares available for issuance under this plan is 500,000.  The shares granted under both plans vest five years from the date of issuance and, under certain circumstances, may vest earlier.  For accounting purposes, the restricted shares are not included in the outstanding shares shown on the balance sheet until they vest, but are included in the earnings per share computation.   The Trust adopted the provisions of Financial Accounting Standards Board (“FASB”) No. 123 (R), “Share-Based Payment (revised 2004).” These provisions require that the estimated fair value of restricted shares at the date of grant be amortized ratably into expense over the appropriate vesting period. For the three and six months ended March 31, 2009 and 2008, the Trust recorded $220,000 and $441,000, and $223,000 and $411,000, respectively, of compensation expense,  as a result of the outstanding restricted shares.   At March 31, 2009, $2,399,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3.5 years.

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

The following table sets forth the computation of basic and diluted shares:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Basic	11,682,037	11,733,741	11,688,473	11,550,843

Effect of dilutive securities	-	-	-	9,497

Diluted (1)	11,682,037	11,733,741	11,688,473	11,560,340

(1) The impact of dilutive securities is not included in the computation of loss per share for the three months ended March 31, 2009 and 2008 and for the six months ended March 31, 2009, as the inclusion of such common share equivalents would be anti-dilutive.

Note 4 - Real Estate Loans

At March 31, 2009, information relating to real estate loans, all of which are short term (three years or less), is summarized as follows (dollar amounts in thousands):

First mortgage loans:	Earning Interest	Non-Earning Interest	Total	Allowance For Possible Losses (1)	Real Estate Loans, Net

Multi-family residential	$4,164	$2,164	$6,328	$(849)	$5,479
Condominium units (existing multi-family and commercial units)	41,504	-	41,504	-	41,504
Hotel condominium units	4,468	-	4,468	-	4,468
Land and land assemblage	6,356	8,240	14,596	(2,507)	12,089
Retail/office/mixed use	-	52,531	52,531	(13,343)	39,188
Industrial	2,610	-	2,610	-	2,610
Hotel	-	3,283	3,283	-	3,283
Residential	156	-	156	-	156

Second mortgage loans:

Multi-family residential	-	1,250	1,250	-	1,250
Retail	-	179	179	-	179
	59,258	67,647	126,905	(16,699)	110,206
Deferred fee income	(103)	(398)	(501)	-	(501)
Real estate loans	$59,155	$67,249	$126,404	$(16,699)	$109,705

(1) All allowance for possible losses relate to non-earning loans.

At March 31, 2009, there were 24 non-earning loans outstanding to 6 separate, unrelated borrowers.  These loans have an aggregate outstanding principal balance of $67,647,000, and represent 53% of total real estate loans and 33% of total assets.  The Trust recognized $67,000 of cash basis interest on non-earning loans in the three and six month periods ended March 31, 2009.

Note 4 - Real Estate Loans (Continued)

Information regarding these non-earning loans is set forth in the table below (dollar amounts in thousands):

Location	Utica, NY	Newark, NJ	New Jersey	Brooklyn, NY	Ft Wayne, IN	Manhattan, NY
Number of Loans	1	19	1	1	1	1
Principal Balance	$2,164	$37,804	$179	$22,967	$3,283	$1,250
Accrued Interest	-	$67	-	-	-	-
Cross collateral or cross default provision	No	Yes	Yes	No	No	No
Secured	Yes	Yes	Yes	Yes	Yes	Yes
Security	Multi- family apartment building	Existing office, retail, parking and vacant land	5 Retail/ office buildings	8 Story vacant office w/ retail	13 Story Hotel	Multi-family
Recourse/non-recourse	Recourse	Recourse	Recourse	Recourse	Recourse	Recourse
Impaired	Yes	Yes	No	Yes	No	No
Allowance for possible losses	$849	$11,500	-	$4,350	-	-
Collateral Dependent	Yes	Yes	Yes	Yes	Yes	Yes

A summary of the changes in non-earning loans, before allowance for possible losses of $16,699,000, for the three and six months ended March 31, 2009 is as follows (dollar amounts in thousands):

	Three Months Ended March 31, 2009	Six Months Ended March 31, 2009

Beginning principal balance	$5,384	$18,407

Additions	67,604	67,604
Protective advances	-	-
Total additions	67,604	67,604

Payoffs and paydowns	(341)	(704)
Transferred to owned real estate (a)	(2,700)	(15,360)
Direct charge off (b)	(2,300)	(2,300)
Total reductions	(5,341)	(18,364)

Principal balance at March 31, 2009	$67,647	$67,647

(a)
During the quarter ended March 31, 2009, the Trust acquired by foreclosure, title to a residential home located in Purchase, New York.  At December 31, 2008, the gross principal balance of the loan secured by such property, which was reported as non-earning, was $2,700,000, before loan loss allowances of $1,165,000 of which $700,000 was recorded in prior periods.

Note 4 - Real Estate Loans (Continued)

During the quarter ended December 31, 2008, the Trust acquired by foreclosure, title to a development parcel of land located in Manhattan, New York and a 44 unit garden apartment complex in Naples, Florida.  At September 30, 2008, the gross principal balance of the loans, secured by such properties, both of which were reported as non-earning, was $12,660,000, before loan loss allowances of $5,160,000.

(b)
During the quarter ended March 31, 2009, BRT took a direct charge-off of $2,300,000 against a loan due to a fraud committed by the borrower against BRT.  BRT reported the fraud to the criminal authorities, who are currently investigating the matter.  BRT is considering whether to pursue a legal action against a third party service provider.

At March 31, 2009, four separate, unaffiliated borrowers had loans outstanding in excess of 5% of the total portfolio before loan loss allowances. Information regarding the loans outstanding to each of these borrowers is set forth in the table below:

Gross Loan Balance	# of Loans	% of Gross Loans	% of Assets	Type	State	Status
$37,804,000	19	29.8%	18.7%	Existing office, retail, parking and vacant land	NJ	Non-Performing
$26,075,000	1	20.6%	12.9%	Office/condo conversion	NY	Performing
$22,967,000	1	18.1%	11.3%	Vacant office w/retail	NY	Non-Performing
$ 8,700,000	1	6.9%	4.3%	Multi-family, condo units	NY	Performing

Note 5 - Allowance for Possible Loan Losses

The Trust added an additional $17,530,000 to its existing loan loss allowance in the three and six months ended March 31, 2009.  The total additional allowances are primarily related to 19 loans, collateralized by several land assemblage sites in Newark, NJ (which includes existing office, retail, parking and vacant land), and a loan collateralized by an eight story vacant office building with occupied retail space in Brooklyn, NY, both of which became non-earning during the current quarter.

An analysis of the loan loss allowance for the three and six month period ended March 31, 2009 and March 31, 2008, respectively, is as follows (dollar amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Balance at beginning of period	$1,550	$6,620	$6,710	$8,917
Provision for loan loss	17,530	5,300	17,530	5,300
Charge-offs	(3,431)	(4,050)	(8,591)	(6,347)
Recoveries	1,050	-	1,050	-
Balance at end of period	$16,699	$7,870	$16,699	$7,870

The allowance for possible loan losses applies to 21 loans aggregating $62,935,000 at March 31, 2009, all of which are non-earning, and three loans aggregating $26,049,000 at March 31, 2008, all of which were non-earning.

Note 6 - Real Estate Properties

A summary of real estate properties for the six months ended March 31, 2009 is as follows (dollar amounts in thousands):

	September 30, 2008 Balance	Additions		Costs Capitalized	Net Transfers from held for sale		Sales	Depreciation and Amortization		Impairment Charges	March 31, 2009 Balance

Retail	$3,159	-		-	-		-	$(45)		-	$3,114
Condominium units/coop shares	19,846	-		$186	$5,067		$(245)	(435)		$(6,875)	17,544
Multi-family	8,905	$2,960	(a)	333	4,857			(331)		(7,790)	8,934
Land	10,437	4,419	(b)	(14)	-		-	-		(1,150)	13,692
Total real estate properties	$42,347	$7,379		$505	$9,924	(d)	$(245)	$(811	)(c)	$(15,815)	$43,284

(a)
During the quarter ended December 31, 2008, the Trust acquired by foreclosure a 44 unit garden apartment complex inNaples, Florida.  At December 31, 2008, this property had a book value of $2,960,000.  This balance is net of loan chargeoffs of $3,515,000.  This property was transferred to real estate properties held for sale and subsequently sold in the quarter ended March 31, 2009.

(b)
During the quarter ended December 31, 2008, the Trust acquired by foreclosure a development parcel located in Manhattan, NewYork.  This property had a book value at December 31, 2008 of $4,419,000.  This balance is net of loan charge offs of $1,645,000.

(c)	Includes catch up depreciation of $217,000 relating to properties previously reported as held for sale.

(d)	Land and building allocation for properties recently transferred from held for sale are preliminary and will be finalized within 12 months of the respective dates of acquisition.

Note 7 – Impairment Charges

The Trust reviews each real estate asset owned, including investments in unconsolidated joint ventures, for which indicators of impairment are present to determine whether the carrying amount of the asset can be recovered.  Measurement is then based upon the fair value of the asset.  Real estate assets held for sale are valued at the lower of cost or fair value, less costs to sell on an individual asset basis.

As a result of the credit crisis and the continued deterioration in the value of real estate where the Trust owns properties, the Trust took additional impairment charges of $20,750,000 and $24,250,000 for the three and six month periods ended March 31, 2009, respectively, against 11 properties, of which $8,435,000 in both periods relates to six properties held for sale and is shown as a component of discontinued operations.

Note 8 – Investment in Unconsolidated Joint Ventures at Equity

BRT Funding LLC

A joint venture between the Trust and CIT Capital USA, Inc. engages in the business of investing in short-term commercial real estate loans for terms of six months to three years, commonly referred to as bridge loans.

Note 8 – Investment in Unconsolidated Joint Ventures at Equity (Continued)

The Trust is the managing member and holds an equity interest of 25% as adjusted, and is responsible for the payment of a fee to a merchant bank for arranging the transaction and securing capital from CIT Capital USA Inc.  Amortization of the remaining portion of the fee totaled $68,000 and $136,000 for the three and six month period ending March 31, 2009, respectively, and is shown as a reduction in equity in (loss) earnings of unconsolidated joint ventures.

The Trust has agreed to present all loan proposals received by it to the joint venture for its consideration on a first refusal basis.  There were no loans originated by the joint venture in the three or six months ended March 31, 2009 or in the three or six months ended March 31, 2008.

Unaudited condensed financial information regarding the joint venture is shown below (dollar amounts in thousands):

Condensed Balance Sheet	March 31, 2009	September 30, 2008

Assets
Cash	$567	$359
Real estate loans:
Earning interest	6,354	6,323
Non-earning interest	-	26,421
	6,354	32,744
Deferred fee income	(22)	(160)
Allowance for possible losses	-	(2,703)
	6,332	29,881
Other assets	48	82
Real estate property held for sale	14,368	1,143
Total assets	$21,315	$31,465

Liabilities and equity
Other liabilities	$375	$211
Equity	20,940	31,254
Total liabilities and equity	$21,315	$31,465

Note 8 – Investment in Unconsolidated Joint Ventures at Equity (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Condensed Statement of Operations	2009	2008	2009	2008
Interest and fees on real estate loans	$117	$1,028	$536	$2,880
Other income	22	-	61	-
Total revenues	139	1,028	597	2,880

Provision for loan loss (1)	8,928	-	8,928	-
Professional fees	202	-	274	-
Real estate operating expenses	6	-	6	-
Other expenses	-	19	38	156
Total operating expenses	9,136	19	9,246	156

Net (loss) income attributable to members	$(8,997)	$1,009	$(8,649)	$2,724

Amount recorded in statements ofoperations related to venture (2)	$(2,102)	$681	$(2,068)	$1,128

(1)
In the quarter ended March 31, 2009, the venture recorded a provision for loan loss of $8,928,000 on a multi-family apartment complex located in Mesa, Arizona, which was subsequently acquired by the venture in a foreclosure sale.

(2)
This amount is net of $68,000 and $136,000 in the three and six months ended March 31, 2009, respectively  and $78,000 and $154,000, in the three and six months ended March 31, 2008, respectively, of amortization of the fee that the Trust paid to a merchant bank for arranging the transaction and securing the capital from the CIT member.  This amount also includes a management allocation equal to 1% per annum of the loan portfolio, as defined, of $16,000 and $32,000, respectively, in the three and six month period ended March 31, 2009 and $477,000, in the three and six month periods ended March 31, 2008 paid to the BRT member, which includes an out of period adjustment of $268,000 pertaining to the year ended September 30, 2007 and $115,000 pertaining to the three months ended December 31, 2007.

Other Real Estate Ventures

The Trust is also a partner in unconsolidated joint ventures which owned and operated six properties which generated $(69,000) and $20,000 of equity in (loss) earnings for the three months ended March 31, 2009 and 2008, respectively, and $(19,000) and $24,000 in the six months ended March 31, 2009 and 2008, respectively.

In the current quarter, the Trust sold its interest in four of these properties, located in Connecticut, and recognized a gain of $271,000 on the sale. The Trust’s equity in these unconsolidated joint ventures totaled $821,000 and $1,857,000 at March 31, 2009 and September 30, 2008, respectively.

Note 9 – Available-For-Sale Securities

The cost of available-for-sale securities at March 31, 2009 was $3,364,000. The fair value of these securities was $3,491,000 at March 31, 2009. Gross unrealized gains were $654,000 and gross unrealized losses totaled $527,000 at March 31, 2009.  These amounts are reflected as net accumulated other comprehensive income – net unrealized gains on available-for-sale securities in the accompanying consolidated balance sheets.

Note 9 – Available-For-Sale Securities (Continued)

The valuation of the Trust’s available-for-sale securities was determined to be a Level 1 financial asset within the valuation hierarchy established by SFAS No. 157, and is based on current market quotes received from financial sources that trade such securities.

Included in available-for-sale securities are 131,289 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $1,725,000 and a fair market value at March 31, 2009 and September 30, 2008 of $2,069,000 and $7,184,000, respectively.  At May 1, 2009, these securities had a market value of $4,888,000.

Note 10 – Real Estate Properties Held for Sale

A summary of changes in real estate properties held for sale for the six months ended March 31, 2009 is shown below (dollar amounts in thousands):

	September 30, 2008 Balance	Additions		Net Transfers To Real Estate Assets	Improvements	Impairment Charges	Sales		March 31, 2009 Balance
Coop and Condo Units	$5,028	-		$(5,067)	$64	-	-		$25
Multi-family	29,637	-		(4,857)	1,301	$(8,435)	$(2,213	)(b)	15,433
Single family		$1,476	(a)	-	-	-	-		1,476
Total	$34,665	$1,476		$(9,924)	$1,365	$(8,435)	$(2,213)		$16,934

(a)  During the quarter ended March 31, 2009, the Trust acquired by foreclosure a 6,000 square foot single family residence in Purchase, NY.  At the time of foreclosure, this property had a book value of $1,476,000, which is net of charge offs of $1,165,000.  A contract has been entered into for the sale of the property which will result in proceeds to us approximating our book value.

(b)  In the quarter ended March 31, 2009, the Trust sold a 44 unit multi-family apartment complex located in Naples, Florida.  The property was sold for its approximate book value and no gain or loss was recognized.  The Trust recorded an impairment charge of $760,000 prior to the sale.  In connection with the sale, the Trust provided a purchase money mortgage in the amount of $1,645,000 maturing on March 31, 2011 which provides for a fixed rate of interest at 6.50% per annum.

Note 11 – Debt Obligations

Debt obligations consist of the following (dollar amounts in thousands):

	March 31, 2009	September 30, 2008

Borrowed funds	$6,000	$3,000
Junior subordinated notes	56,702	56,702
Mortgage payable	2,273	2,315
Total debt obligations	$64,975	$62,017

Note 11 – Debt Obligations (Continued)

Borrowed Funds

The Trust has a $185 million credit facility with Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company.  The facility bears interest at LIBOR + 225 basis points.  The credit facility matures on February 1, 2010 and there are no extension options.  Under the credit facility, the Trust is required to maintain cash or marketable securities at all times of not less than $15 million.  The amount which can be outstanding under the revolving credit facility may not exceed an amount equal to the sum of (1) 65% of our earning first mortgages, plus (2) 50% of our earning second mortgages and (3) 50% of the fair market value of certain of our owned real estate, all of which are pledged to the lending banks as collateral and the sum of (2) and (3) may not exceed 15% of the borrowing base or $22.5 million.

At March 31, 2009, $27,700,000 was available to be drawn under the credit facility, of which $6,000,000 was outstanding.  The following is summary information relating to the credit facility:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Average balance	$6,000,000	$21,473,000	$4,533,000	$18,885,000
Outstanding balance at period end	$6,000,000	$33,000,000	$6,000,000	$33,000,000
Weighted average interest rate during the period	2.69%	5.82%	3.33%	6.46%
Interest rate at period end	2.75%	5.36%	2.75%	5.36%

The interest rates do not reflect deferred fee amortization of $116,000 for both the three  months ended March 31, 2009 and 2008, respectively, and $231,000 and $303,000 for the six months ended March 31, 2009 and 2008, respectively, which is a component of interest expense.  These fees are being amortized over the life of the credit facility.  At March 31, 2009, there was $385,000 of unamortized deferred fees, which is included in other assets.

In addition to the credit facility, the Trust has the ability to borrow funds through its two margin accounts. In order to maintain one of the accounts, the company is required to pay an annual fee equal to .3% of the market value of the pledged securities, which is included in interest expense.  Marketable securities with a fair market value at March 31, 2009 of $3,491,000 were pledged as collateral.  At March 31, 2009, there was no outstanding balance.

Junior Subordinated Notes

BRT issued $30,928,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust II, an unconsolidated affiliate of BRT. Statutory Trust II was formed to issue $928,000 of its common securities to BRT and to sell $30 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.49% per annum for ten years at which time they convert to a floating rate of LIBOR plus 290 basis points. Dividends are paid to the security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after April 2011, without penalty, at BRT’s option.  Issuance costs of $944,500 are being amortized over the intended 10 year holding period of the notes. At March 31, 2009, unamortized issuance costs totaled $668,000.

Note 11 – Debt Obligations (Continued)

BRT issued $25,774,000 principal amount 30-year subordinated notes to BRT Realty Trust Statutory Trust I, an unconsolidated affiliate of BRT. Statutory Trust I was formed to issue $774,000 of its common securities to BRT and to sell $25 million of preferred securities to third party investors. The notes pay interest quarterly at a fixed rate of 8.23% per annum for ten years at which time they convert to a floating rate of LIBOR plus 300 basis points. Dividends are paid to security holders under the same terms as the subordinated notes. The notes and preferred securities mature in April 2036 and may be redeemed in whole or in part anytime after March 2011, without penalty, at BRT’s option. Issuance costs of $822,000 are being amortized over the intended 10 year holding period of the notes. At March 31, 2009, unamortized issuance costs totaled $573,000.

BRT Realty Trust Statutory Trusts I and II are variable interest entities under FIN 46R.  Under the provisions of FIN 46R, BRT has determined that the holders of the preferred securities are the primary beneficiaries of the two Statutory Trusts.  This determination is based on the fact that BRT’s investments in the Statutory Trusts were financed directly by the Statutory Trusts and these investments are not considered to be at risk.  Accordingly, BRT is not considered to be the primary beneficiary and does not consolidate the Statutory Trusts.  The obligations to the Statutory Trusts are recorded under the caption “Junior Subordinated Notes” in the consolidated balance sheets.  The investments in the common securities of the Statutory Trusts are reflected in other assets in the consolidated balance sheets and is accounted for under the equity method of accounting.  BRT has not provided financial or other support during the periods presented to these variable interest entities that is was not contractually required to provide.

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

(a) As BRT’s investment in the common securities of the Statutory Trusts was directly financed by the Statutory Trusts, there is no exposure to loss.

Mortgage Payable

The mortgage payable represents a first mortgage on a long term leasehold position on a shopping center owned by a joint venture in which the Trust holds a majority interest. The mortgage, with an original principal balance of $2,850,000, bears interest at a fixed rate of 6.25% for the first five years and has a maturity of October 1, 2011.  There is an option to extend the mortgage to October 1, 2016.  At March 31, 2009, the outstanding balance was $2,273,000.

Note 12 – Comprehensive (loss) income

Comprehensive (loss) income for the three and six month periods was as follows (dollar amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net (loss) income	$(42,336)	$(14)	$(45,959)	$3,216
Other comprehensive loss – Unrealized loss on available for- sale securities	(2,701)	(1,971)	(6,999)	(4,530)
Comprehensive (loss) income	$(45,037)	$(1,985)	$(52,958)	$(1,314)

Note 13 -Segment Reporting

Management has determined that it operates in two reportable segments: (i) a loan and investment segment which includes the origination and servicing of our loan portfolio and investments and (ii) a real estate segment which includes the operation and disposition of our real estate assets.

Note 13 -Segment Reporting

The following table summarizes our segment reporting for the three and six months ended March 31, 2009 (dollar amounts in thousands):

	Three Months Ended March 31, 2009			Six Months Ended March 31, 2009
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total
Revenues	$2,742	$1,215	$3,957	$7,275	$2,525	$9,800

Interest expense	968	435	1,403	1,875	927	2,802
Impairment charges	-	12,315	12,315	-	15,815	15,815
Provision for loan loss	17,530	-	17,530	17,530	-	17,530
Other expenses	1,644	2,699	4,343	3,305	5,513	8,818
Amortization and depreciation	-	572	572	-	851	851
Total expenses	20,142	16,021	36,163	22,710	23,106	45,816

Loss before other revenue and expense items	(17,400)	(14,806)	(32,206)	(15,435)	(20,581)	(36,016)

Equity in loss of unconsolidated ventures	(2,102)	(69)	(2,171)	(2,067)	(20)	(2,087)
Minority interest	-	(42)	(42)	-	(86)	(86)
Gain on sale of joint ventureinterests	-	271	271	-	271	271
Loss from continuing operations	(19,502)	(14,646)	(34,148)	(17,502)	(20,416)	(37,918)

Discontinued operations:
Income from operations	-	218	218	-	365	365
Impairment charges	-	(8,435)	(8,435)	-	(8,435)	(8,435)
Gain on sale of realestate assets	-	29	29	-	29	29
Loss from discontinued operations	-	(8,188)	(8,188)		(8,041)	(8,041)

Net loss	$(19,502)	$(22,834)	$(42,336)	$(17,502)	$(28,457)	$(45,959)

Segment assets	$139,707	$63,115	$202,822	$139,707	$63,115	$202,822

Note 13 -Segment Reporting (Continued)

In the prior fiscal year the Trust operated in a single segment due to the immateriality of its real estate holdings.  Proforma information for the three and six months ended March 31, 2008 of the Trust if it had operated in two reportable segments in these periods is as follows:

	Three Months Ended March 31, 2008			Six Months Ended March 31, 2008
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total
Revenues	$4,804	$499	$5,303	$11,867	$944	$12,811
Expenses	(8,790)	(2,142)	(10,932)	(13,105)	(2,997)	(16,102)
Other revenue and expense items	4,499	(19)	4,480	4,947	(31)	4,916
Discontinued operations	-	1,135	1,135	-	1,591	1,591
Net (loss) income	$513	$(527)	$(14)	$3,709	$(493)	$3,216
Segment assets	$249,829	$81,060	$330,889	$249,829	$81,060	$330,889

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

Note 14 – New Accounting Pronouncements (Continued)

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, ‘‘Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,’’ (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. The Company adopted FSP EITF 03-6-1 on January 1, 2009 and the adoption had no impact on the Company as the unvested restricted stock awards were previously included in the per share amounts for both basic and diluted earnings per share.

In April 2009, the FASB issued FSP No. FAS 107-1and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP requires disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual statements.  FSP 107-1 and APB 28-1 is effective for periods ending after June 15, 2009.  The adoption of this FSP is not expected to have a significant impact on the consolidated financial statements.

Note 15 – Subsequent Events

On May 7, 2009 the Trust closed on the sale of a 112 unit multi-family apartment complex located in Nashville, Tennessee.  The net proceeds from the sale were approximately $3,070,000 which approximates the current book value.  The Trust recorded $1,325,000 of impairment charges related to this loan, of which $1,250,000 was taken in the current quarter.

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

Overview

We are a real estate investment trust, also known as a REIT.  Our business is to originate and hold for investment short-term senior and junior commercial mortgage loans, and our primary source of revenue is interest and loan fee income.  The continuing crisis in the credit and real estate markets has had a substantial effect on our lending business by significantly limiting investments in real estate and substantially reducing demand for short-term commercial mortgage loans.  In addition, in the current credit environment we have concerns about the ability of potential borrowers to be able to (i) refinance and repay loans we originate, (ii) sell the underlying collateral for an amount in excess of a loan we originate or (iii) otherwise raise funds to repay loans.  As a result we only originated one new loan in the aggregate principal amount of $8,700,000 and advanced funds pursuant to prior commitments in the aggregate amount of $4,026,000 during the six months ended March 31, 2009.

In the fiscal year ending September 30, 2008 and the six months ending March 31, 2009 many of our borrowers defaulted on their monetary obligations to us, which has required us to focus significant resources on servicing our loan portfolio, work-out activities, pursuing foreclosure actions and acquiring the underlying real property by foreclosure or deed in lieu of foreclosure, operating and stabilizing real property acquired by us (including interfacing with receivers and local property managers), and engaging in activities related to the sale process with respect to properties we are attempting to sell.  Set forth below are material effects the crisis in the credit and real estate markets has had on our business during the three or six months ended March 31, 2009:

•	non-earning loans increased by $49,240,000 to $67,647,000 at March 31, 2009 from $18,407,000 at September 30, 2008;

•
during the three months ended March 31, 2009, 19 loans totaling $37,804,000 to 19 separate entities controlled by the same individual and three other loans to three separate borrowers totaling $27,500,000, became non-earning.  These loans, totaling $65,304,000, represent approximately 97% of our non-earning loans, 50% of our total loan portfolio of $126,905,000 and 31% of our total assets of $202,822,000.  The 19 loans are secured by several land assemblage sites which include existing office, retail, parking and vacant land located, in Newark, New Jersey.  Another loan in the amount of $22,967,000 is secured by an existing eight story vacant office building, with occupied retail, located in Brooklyn, New York.  In view of the accelerating decline in the value of real estate in which these properties are located we established a loan loss allowance of $11,500,000 against the Newark assemblage and $4,350,000 against the Brooklyn property.  We established additional allowances of $2,730,000 against two other loans with aggregate  principal balances totaling $5,000,000;

•
during the quarter ending March 31, 2009, we offered properties for sale that we acquired in foreclosure. In the course of this process, we ascertained that real estate values in the current recessionary environment, coupled with the serious difficulties potential purchasers are having in obtaining mortgage money, has significantly and adversely impacted the market values of commercial real estate in the geographic areas in which these properties are located.  Accordingly, we took impairment charges of $12,315,000 against five real estate properties and impairment charges of $8,435,000 against six properties classified as held for sale. Included in the charges against real estate properties is $10,720,000 relating to two separate multi family residential properties and one multi-family condominium complex consisting of 388, 250 and 162 units, respectively, located in Ft. Wayne, Indiana, Nashville, Tennessee and Apopka, Florida. Included in impairment charges against properties held for sale is $7,075,000 against four  multi-family residential properties, with a total of 484 units, located in Nashville, Tennessee that are under contracts of sale for a total consideration of $14,150,000 which, after all costs of sale and impairment charges, we anticipate will result in no gain or loss. On May 7, 2009 the sale with respect to one of these properties, with 112 units, was consummated at a contract price of $3,150,000.

•
for the six months ended March 31, 2009, our income from real estate properties, excluding our real estate properties held for sale, was $2,525,000 and our operating expenses for these properties was $4,169,000, resulting in a loss from real estate operations of $1,644,000 as compared to operating income of $944,000, operating expenses of $1,328,000 and a net loss from operations of $384,000 in the six months ended March 31, 2008.

Until the credit markets stabilize and credit is made available to real estate owners and developers, we could experience (i) more borrower defaults, (ii) additional foreclosure actions (with an increase in direct and indirect expenses in pursuing such actions), (iii) the acquisition of additional properties in foreclosure or by deed in lieu of foreclosure, (iv) a continuing decline in real estate values, and (v) limited origination activity, all of which will result in a decline in our revenues and net income (or an increase in our net loss).

Liquidity and Capital Resources

Our total available liquidity at March 31, 2009 was approximately $37,534,000, including $14,089,000 of cash and cash equivalents, $21,700,000 of availability under our revolving credit facility and $1,715,000 of availability under our margin lines of credit.  We believe that our existing sources of capital will be adequate for purposes of meeting our short-term and long-term liquidity needs.  In addition, many of the properties we have acquired by foreclosure are being offered for sale.  Consummation of any such sales will increase our liquidity.

During the six months ended March 31, 2009, we generated cash of $6,074,000 from real estate loan collections, and $3,000,000 from net advances from our credit facility.  The cash, along  with our cash on hand of $35,765,000 at September 30, 2008, was used primarily to fund real estate loan originations of $12,726,000, pay shareholder dividends in October 2008 of $15,565,000 and fund an operating loss of $2,464,000.  If we continue to incur losses, we may be required to draw down additional amounts under our credit facility to fund our operations.

We have a revolving credit facility with a group of banks consisting of Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company. Under the revolving credit facility, Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company make available to us up to an aggregate of $185,000,000 on a revolving basis.  The credit facility matures on February 1, 2010 and there are no extension options.  Under the credit facility, we are required to maintain cash or marketable securities at all times of not less than $15,000,000.  Borrowings under the credit facility are secured by specific receivables and the facility provides that the amount borrowed will not exceed (1) 65% of our earning first mortgages, plus (2) 50% of our earning second mortgages plus (3) 50% of the fair market value of certain owned real estate, all of which is pledged to the lending banks as collateral and the sum of (ii) and (iii) may not exceed 15% of the borrowing base or $22,500,000. At March 31, 2009, $27,700,000 was available to be drawn based on the lending formula under our credit facility and $6,000,000 was outstanding.

We also have the ability to borrow under our margin lines of credit maintained with national brokerage firms, secured by the common shares we own in EPR and other investment securities. Under the terms of the margin lines of credit, we may borrow up to 50% of the market value of the shares we pledge.  At March 31, 2009, $1,715,000, was available under the margin lines of credit, of which zero was outstanding. If the value of the EPR shares (our principal securities investment) declines, the available funds under the margin lines of credit would decline.

Cash Distribution Policy

Our board of trustees suspended the payment of dividends on our common shares in December 2008.    In view of the problems facing the real estate industry and the Trust at the present time, and the need to preserve capital, the board considered it prudent to suspend the payment of dividends.  Our board of trustees reviews  the dividend policy at each regularly scheduled quarterly board meeting.  Since we will likely report a tax loss for the year ended December 31, 2008, no distributions are likely to be required in 2009 in order for us to retain our REIT status.

Results of Operations

Interest on loans decreased by $1,376,000, or 36%, to $2,457,000 for the three months ended March 31, 2009 from $3,833,000 for the three months ended March 31, 2008.  A decline in the average balance of earning loans outstanding, due to a combination of payoffs, reduced originations caused by weakness in the real estate and credit markets, transfers to owned real estate and transfers to non performing loans, accounted for a decrease in interest income of $1,299,000. A decrease in the rate earned on the performing loan portfolio of 14 basis points from 12.50% to 12.36% in the three months ended March 31, 2009 when compared to March 31, 2008 caused a decrease in interest income of $77,000.

Interest on loans decreased by $3,310,000, or 34%, to $6,305,000 for the six months ended March 31, 2009 from $9,615,000 for the six months ended March 31, 2008.  A decline in the average balance of earning loans outstanding due to a combination of payoffs, reduced originations caused by weakness in the real estate and credit markets, transfers to owned real estate and transfers to non performing loans accounted for a decrease in interest income of $3,033,000.  The average interest rate earned on the earning loan portfolio decreased 24 basis points to 12.49% in the six months ended March 31, 2009 from 12.73% in the six months ended March 31, 2008, which caused interest income to decrease by $277,000.

Loan fee income decreased by $312,000, or 72%, to $123,000 for the three months ended March 31, 2009 from $435,000 for the three months ended March 31, 2008.  This category also decreased by $503,000, or 45%, to $607,000 for the six months ended March 31, 2009 from $1,110,000 for the six months ended March 31, 2008.  The decreases in both the three and six month periods are the result of a decline in our loan originations over the past several quarters due to the weakness in the real estate and credit markets.

Operating income from real estate properties increased $716,000, or 143%, for the three month period ended March 31, 2009 to $1,215,000 from $499,000 in the three month period ended March 31, 2008.  Operating income from real estate properties increased $1,581,000, or 167%, for the six month period ended March 31, 2009 to $2,525,000 from $944,000 in the six month period ended March 31, 2008.  The increase for both the three and six month periods was primarily the result of rental revenues received from tenants at two multi-family apartment complexes located in Fort Wayne, Indiana and Nashville, Tennessee and the rental of condominium units located in Miami Beach, Florida.  The Trust acquired title to these properties by foreclosure or deed in lieu of foreclosure in the prior fiscal year.

Other, primarily investment income declined by $374,000, or 70%, to $162,000 in the three months ended March 31, 2009 from $536,000 in the three months ended March 31, 2008, and declined by $779,000, or 68%, to $363,000 in the six months ended March 31, 2009 from $1,142,000 in the six months ended March 31, 2008.  The decline in both periods was primarily due to reduced dividend income that resulted from the sale of shares of EPR in the prior fiscal year.

Interest expense on borrowed funds decreased to $1,403,000 for the three months ended March 31, 2009, from $1,710,000 for the three months ended March 31, 2008, a decline of $307,000, or 18%.  For the three month period ended March 31, 2009, the average outstanding balance of borrowed funds declined from $78.2 million for the three months ended March 31, 2008 to $62.7 million, the result of our paydown of the credit facility with funds from loan repayments.  This decline accounted for a decrease in interest expense of $158,000.  A decline of 313 basis points in the interest rate paid on the credit facility caused a decrease in interest expense of $118,000. The remaining decrease of $31,000 was the result of a decline in the amortization of deferred fees on our credit facility.

Interest expense on borrowed funds decreased to $2,802,000 for the six months ended March 31, 2009, from $3,445,000 for the six months ended March 31, 2008, a decline of $643,000, or 19%.  For the six month period ended March 31, 2009, the average outstanding balance of borrowed funds declined from $75.6 million for the six months ended March 31, 2008 to $61.2 million, the result of our paydown of the credit facility with funds from loan repayments. This decline accounted for a decrease in interest expense of $332,000.  A decline of 313 basis points in the interest rate paid on the credit facility caused a further decrease in interest expense of $211,000.  The remaining decrease of $100,000 was the result of a decline in the amortization of deferred fees on our credit facility.

The advisor’s fee, which is calculated based on invested assets, decreased by $162,000, or 35%, for the three months ended March 31, 2009, to $295,000 from $457,000 for the three months ended March 31, 2008 and   decreased by $269,000, or 29%, for the six months ended March 31, 2009, to $652,000 from $921,000 for the six months ended March 31, 2008.  The decline in both periods was the result of a decreased level of invested assets on which the fee is based, resulting primarily from the impairment charges taken on our real estate assets.

For the three months ended March 31, 2009, the Trust recorded $12,315,000 of impairment charges against  its real estate portfolio.  Management in its regular review process, analyzed the real estate portfolio and determined that the continuing deterioration in the credit markets and in the real estate markets where the Trust’s properties are located, has made it necessary to recognize declines in the value of our properties.  The impairment charge was taken against five properties with an aggregate book value of approximately $30,886,000.  For the three months ended March 31, 2008, there was no comparable expense.

For the six months ended March 31, 2009, the Trust recorded $15,815,000 of impairment charges against its real estate portfolio.  Management analyzed the real estate portfolio and determined that the deterioration in  the credit markets and real estate markets where the Trust’s properties are located has made it necessary to record declines in the value of our properties, which includes $3,500,000 taken in the quarter ended December 31, 2008.  The impairment charges were taken against five properties with an aggregate book value of approximately $34,386,000.  For the six months ended March 31, 2008 there was no comparable expense.

For the three and six months ended March 31, 2009, the Trust recorded $17,530,000 in provisions for loan losses.  Management in its regular review process, analyzed the loan portfolio and the underlying value of the collateral securing its loans and determined that it was necessary to record this provision to reflect an accelerated decrease in the value of the collateral securing several loans due to the continuation of the credit crisis and the national recession.  The provision was taken against 22 loans with an aggregate outstanding balance of $65,771,000 and includes $2,265,000 taken against a loan due to a fraud committed by a borrower which has been reported to the criminal authorities.   For the three and six month period ended March 31, 2008, the Trust recorded a $5,300,000 provision for loan losses.  The prior period’s provision was taken against three loans with an aggregate outstanding balance of $35,410,000.

Professional fees related to foreclosure activity decreased to $242,000 for the three months ended March 31, 2009 from $487,000 for the three months ended March 31, 2008, a decrease of $245,000, or 50%.  This category also decreased to $590,000 for the six months ended March 31, 2009 from $1,226,000 for the six months ended March 31, 2008, a decline of $636,000, or 52%.  These decreases are primarily the result of reduced legal fees and expenses incurred in connection with foreclosure actions and workouts.

Other taxes decreased by $52,000, or 72%, to $21,000 in the three months ended March 31, 2009 from $73,000 in the three months ended March 31, 2008, and decreased by $83,000, or 83%, to $17,000 in the six months ended March 31, 2009 from $100,000 in the six months ended March 31, 2008.   Current period amounts represent the accrual of state franchise and excise taxes, while the prior periods include federal excise tax which is based on income generated in the prior year but not distributed until the current year.

Operating expenses relating to real estate properties increased $1,134,000, or 122%, from $933,000 in the three month period ended March 31, 2008 to $2,067,000 in the three month period ended March 31, 2009.  Operating expenses relating to real estate properties also increased $2,841,000, or 214%, from $1,328,000 in the six month period ended March 31, 2008 to $4,169,000 in the six month period ended March 31, 2009.  The increase in both periods is the result of operating expenses relating to four additional properties acquired by foreclosure or deed in lieu of foreclosure in the current six month period and a full period of operations at two properties that were acquired by foreclosure in the fiscal year ended September 30, 2008.

Amortization and depreciation increased $337,000, or 143%, from $235,000 in the three month period ended March 31, 2008 to $572,000 in the three month period ended March 31, 2009.  For the six month period ended March 31, 2009, amortization and depreciation increased $573,000, or 206%, to $851,000 from $278,000 in the six months ended March 31, 2008.  The increase in both periods is the result of depreciation expense relating to properties acquired in foreclosure and catch up depreciation taken on those properties reclassified from real estate properties held for sale.

Equity in (loss) earnings of unconsolidated ventures decreased $2,872,000 in the three months ended March 31, 2009 to a loss of $2,171,000 from earnings of $701,000 in the three months ended March 31, 2008.   This category also decreased $3,239,000 in the six months ended March 31, 2009 to a loss of $2,087,000 from earnings of $1,152,000 in the six months ended March 31, 2008.   This decrease in both periods is primarily the result of a loss recorded by our joint venture with the CIT Group.  In the current three and six month period the venture recorded a loan loss provision to reflect a decrease in the value of a performing multi-family garden apartment complex which secured a non performing loan.

Gain on sale of joint venture interests increased $271,000 for both the three and six month period ended March 31, 2009 from $-0- in the three and six period ended March 31, 2008.  In the current period the Trust sold its interests in four of its joint venture properties located in Connecticut.  The proceeds of the sale were $1,350,000 and the Trust recognized a gain on the sale of $271,000.

Gain on sale of available-for-sale securities declined from $3,818,000 in both the three and six month periods ended March 31, 2008 to $-0- in the three and six month periods ended March 31, 2009.  In the prior three and six month periods the Trust sold 101,400 shares of Entertainment Properties Trust.  These securities, with a cost basis of $1,332,000 were sold for $5,150,000. There were no sales in the current three or six month period.

Loss from discontinued operations was $8,188,000 in the three month period ended March 31, 2009 as compared to income of $1,135,000 in the three month period ended March 31, 2008.  Loss from discontinued operations was $8,041,000 in the six month period ended March 31, 2009 as compared to income of $1,591,000 in the six month period ended March 31, 2008.  The losses in the current three and six month periods are due to impairment charges of $8,435,000 taken on four multi-family properties located in Tennessee and one multi-family property located in Naples, Florida.  The Naples Florida property was sold in the quarter ended March 31, 2009.  The impairment charges were taken to reflect the deterioration in the multi-family real estate market where these properties are located.

The discontinued operations in the quarter ended March 31, 2008 reflect income of $83,000 from the operations of a shopping center in Stuart, Florida and a gain of $154,000 from the sale of six condominium units, $632,000 from the sale of a cooperative apartment unit in New York, New York, and $266,000 from the sale of an industrial property located in South Plainfield, New Jersey.  The discontinued operations in the six month period ended March 31, 2008 reflect income of $145,000 from the operations of a shopping center in Stuart, Florida and an industrial building in South Plainfield, New Jersey, a $1,180,000 gain from the sale of eight condominium and coop units, and a $266,000 gain from the sale of an industrial property located in South Plainfield, New Jersey.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity.  Our interest income and our interest expense is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate, and borrowing, when necessary, from our available credit line which is adjustable and is indexed to LIBOR.  At March 31, 2009, approximately 94% of our loan portfolio was variable rate based primarily on the prime rate.   Accordingly, changes in the prime interest rate or LIBOR would have an effect on our net interest income.  When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have a negative annual effect of approximately $60,000 on income before taxes and a one percent decline in interest rates would have a positive annual effect of approximately $60,000 on income before taxes.  In addition, we originate loans with short maturities and maintain a strong capital position.  At March 31, 2009, our loan portfolio was primarily secured by properties located in New York and New Jersey and it is therefore subject to risks associated with the economies of these localities.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March  31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 10, 2008, our board of trustees authorized a program for us to repurchase up to 1,000,000 of our common shares in the open market from time to time. Set forth below is a table which provides the purchases we made in the quarter ended March 31, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	42,422	$4.20	42,422	845,520
February 1, 2009 – February 28, 2009	10,340	$3.91	10,340	835,180
March 1, 2009 – March 31, 2009	86,969	$3.25	86,969	748,211
Total	139,731	$3.59	139,731

Item 4. Submission of Matters to Vote of Security Holders

We held our annual meeting of shareholders on March 16, 2009.  The matters voted upon and the results of the vote are as follow:

Election of Trustees

Name	Votes For	Against	Votes Withheld
Alan Ginsburg	9,718,433	-	519,221
Jeffrey A. Gould	9,927,551	-	310,103
Jonathan H. Simon	9,784,954	-	488,700

These individuals will serve on the Board until our annual shareholders’ meeting in 2012 and until their successors are elected and qualified or until their earlier resignation.

Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for Fiscal 2009

	For	Against	Abstentions

R Ratification of Ernst & Young LLP	10,125,721	73,082	38,853

Approval of the 2009 Incentive Plan

	For	Against	Abstentions

A Approval of the 2009 Incentive Plan	6,054,009	1,022,802	44,039

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

BRT REALTY TRUST
(Registrant)

May 8, 2009	/s/ Jeffrey A. Gould
Date	Jeffrey A. Gould, President and
Chief Executive Officer

May 8, 2009	/s/ George Zweier
Date	George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)