Form 10-Q
period 2009-06-30
BRT REALTY TRUST
filed 2009-08-07
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

11,578,029 Shares of Beneficial Interest,
$3 par value, outstanding on August 5, 2009

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share amounts)

	June 30, 2009 (Unaudited)	September 30, 2008 (Audited)
ASSETS

Real estate loans
Earning interest	$60,229	$118,028
Non-earning interest	30,423	18,407
	90,652	136,435
Deferred fee income	(478)	(882)
Allowance for possible loan losses	(8,592)	(6,710)
	81,582	128,843
Real estate properties net of accumulated depreciation of $1,519 and $985	59,844	32,917
Investment in unconsolidated ventures at equity	6,936	9,669

Cash and cash equivalents	22,461	35,765
Available-for-sale securities at market	8,774	10,482
Real estate properties held for sale	8,123	44,094
Other assets including $192 and $37 relating to real estate properties held for sale	9,521	8,250
Total assets	$197,241	$270,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Borrowed funds	$-	$3,000
Junior subordinated notes	55,133	56,702
Mortgages payable	4,351	2,315
Accounts payable and accrued liabilities including $152 and $101 relating to real estate properties held for sale	2,647	3,481
Deposits payable	1,117	2,064
Dividends payable	-	15,565
Total liabilities	63,248	83,127

Minority interest in consolidated entity	4,465	121

Commitments and contingencies	-	-
Shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	-	-
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, issued 12,711 shares in both periods	38,133	38,133
Additional paid-in capital	166,871	166,402
Accumulated other comprehensive income – net unrealized gain on available-for-sale securities	1,360	7,126
Distributions in excess of earnings	(65,533)	(14,311)
Cost of 1,434 and 1,206 treasury shares of beneficial interest	(11,303)	(10,578)
Total shareholders’ equity	129,528	186,772
Total liabilities and shareholders’ equity	$197,241	$270,020

See Accompanying Notes to Consolidated Financial Statements.

 BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands except per share amounts)
 (Unaudited)

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009		2008		2009		2008
Revenues:
Interest on real estate loans		$1,313		$3,821		$7,618		$13,436
Loan fee income		196		547		803		1,657
Income from real estate properties		1,011		377		2,996		1,090
Other, primarily investment income		174		390		537		1,532
Total Revenues		2,694		5,135		11,954		17,715
Expenses:
Interest on borrowed funds		923		1,734		3,725		5,179
Advisor's fees, related party		289		451		941		1,372
Impairment charges		371		1,445		9,311		1,495
Provision for loan loss		-		6,400		17,530		11,700
Foreclosure related professional fees		97		438		687		1,664
Debt restructuring expenses		685		-		685		-
General and administrative – including $261 and $263 to related parties for the three month periods, respectively, and $747 and $781 for the nine month periods, respectively		1,928		1,669		5,318		5,173
Other taxes		-		130		18		230
Expenses relating to real estate properties including interest on mortgages payable of $47 and $37 for the three month periods, respectively, and $119 and $112 for the nine month periods, respectively		1,582		1,094		4,231		1,654
Amortization and depreciation		212		191		1,063		469
Total Expenses		6,087		13,552		43,509		28,936

Loss before equity in earnings (loss) of unconsolidated joint ventures, gain on sale of joint venture interests and available-for-sale securities, minority interest and discontinued operations		(3,393)		(8,417)		(31,555)		(11,221)
Equity in earnings (loss) of unconsolidated joint ventures		104		171		(1,983)		1,322
Loss before gain on sale of joint venture interests and available-for-sale securities, minority interest and discontinued operations		(3,289)		(8,246)		(33,538)		(9,898)
Gain on sale of joint venture interests		-		-		271		-
Gain on sale of available-for-sale securities		92		7,885		92		11,703
Minority interest		217		(41)		131		(95)

(Loss) income from continuing operations		(2,980)		(402)		(33,044)		1,709

Discontinued Operations
(Loss) income from operations		(329)		97		(943)		(294)
Impairment charges		(2,211)		(5,402)		(17,522)		(5,305)
Gain on sale of real estate assets		257		25		287		1,424
Loss from discontinued operations		(2,283)		(5,280)		(18,178)		(4,175)
Net loss		$(5,263)		$(5,682)		$(51,222)		$(2,466)

Loss per share of beneficial interest:
(Loss) income from continuing operations	$	( .25)	$	( .03)	$	(2.83)		$.15
Loss from discontinued operations		( .20)		( .45)		(1.56)		( .36)
Basic and diluted loss per share	$	( .45)	$	( .48)	$	(4.39)	$	( .21)

Cash distributions per common share		$-		$.62		$-		$1.86

Weighted average number of common shares outstanding:
Basic		11,624,219		11,768,857		11,667,055		11,623,249
Diluted		11,624,219		11,768,857		11,667,055		11,623,249

See Accompanying Notes to Consolidated Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited)
(Dollar amounts in thousands except for per share amounts)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions In Excess of Earnings	Treasury Shares	Total

Balances, September 30, 2008	$38,133	$166,402	$7,126	$(14,311)	$(10,578)	$186,772

Restricted stock vesting		(189)			189	-

Compensation expense – restricted stock	-	658	-	-	-	658

Shares repurchased (184,455 shares)					(914)	(914)

Net loss	-	-	-	(51,222)	-	(51,222)

Other comprehensive loss - net unrealized loss on available-for-sale securities	-	-	(5,766)	-	-	(5,766)

Comprehensive loss	-	-	-	-	-	(56,988)

Balances, June 30, 2009	$38,133	$166,871	$1,360	$(65,533)	$(11,303)	$129,528

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss)	$(51,222)	$(2,466)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Provision for loan losses	17,530	11,700
Impairment charges	26,833	6,800
Amortization and depreciation	1,397	1,020
Accretion of securities discount	(13)	-
Accretion of junior subordinated notes principal	133	-
Amortization of deferred fee income	(730)	(1,613)
Amortization of restricted stock	658	636
Gain on sale of available-for-sale securities	(92)	(11,703)
Gain on sale of joint venture interests	(271)	-
Gain on sale of real estate assets from discontinued operations	(287)	(1,424)
Equity in loss (earnings) of unconsolidated joint ventures	1,983	(1,322)
Distribution of earnings of unconsolidated joint ventures	111	1,666
Minority interest	(131)	95
Increase in straight line rent	(12)	(12)
Increases and decreases from changes in other assets and liabilities:
Decrease in interest and dividends receivable	856	1,308
Increase in prepaid expenses	(1,872)	(170)
Decrease in accounts payable and accrued liabilities	(1,781)	(1,112)
Increase in other receivables	(1,775)	-
Increase in deferred costs	-	(463)
Decrease in other assets, net	506	56
Net cash (used in) provided by operating activities	(8,179)	2,996

Cash flows from investing activities:
Collections from real estate loans	9,039	32,399
Additions to real estate loans	(12,650)	(35,791)
Loan loss recoveries	2,000	-
Net costs capitalized to real estate owned	(2,286)	(1,284)
Collection of loan fees	461	1,300
Proceeds from sale of real estate owned	18,371	5,480
Purchase of available-for-sale securities	(4,196)	-
Proceeds from sale of available-for-sale securities	242	15,541
Contributions to unconsolidated ventures	(781)	(1,068)
Distributions of capital of unconsolidated ventures	545	1,293
Proceeds from the sale of joint venture interests	1,350	-
Net cash provided by investing activities	12,095	17,870

Cash flows from financing activities:
Proceeds from borrowed funds	6,000	31,000
Repayment of borrowed funds	(9,000)	(39,000)
Increase in deferred mortgage costs	(794)	-
Capital contributions from minority interest, net	3,117	(210)
Mortgage amortization	(64)	(59)
Cash distribution – common shares	(15,565)	(21,337)
Issuance of shares – dividend reinvestment and stock purchase plan	-	6,981
Repurchase of shares	(914)	-
Net cash (used in) provided by financing activities	(17,220)	(22,625)
Net decrease in cash and cash equivalents	(13,304)	(1,759)
Cash and cash equivalents at beginning of period	35,765	17,103
Cash and cash equivalents at end of period	$22,461	$15,344

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,074	$4,741
Non cash investing and financing activity:
Seller financing provided for sale of real estate	$6,070	$-
Reclassification of loan to real estate upon foreclosure	$37,681	$64,446
Reclassification of real estate properties to real estate held for sale	$7,868	$-
Accrued distributions	$-	$7,297
Junior subordinated notes redeemed to cancel statutory trust common securities	$1,702	$-
Assumption of mortgages of consolidated joint venture	$2,100	$-

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Organization and Background

BRT Realty Trust is a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts.  Our primary business is and has been for over twenty five years, to originate and hold for investment short-term senior and junior commercial mortgage loans secured by real property in the United States.  Our objective is to provide our shareholders with returns over time, including quarterly cash distributions and capital appreciation, by originating mortgage loans secured by a diversified portfolio of real property.  Due to the current credit crisis however, our business focus has temporarily shifted emphasis from originating loans to servicing our loan portfolio, workout activities, pursuing foreclosure actions, acquiring the underlying property in a foreclosure proceeding and supervising real estate assets.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2009 and for the three  and nine months ended June 30, 2009 and June 30, 2008 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries, and its majority-owned or controlled real estate entities and its interests in variable interest entities in which it is the primary beneficiary.

With respect to its unconsolidated joint ventures, as (i) the Trust is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” or the Trust is not the managing member and (ii) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No.5,” the Trust has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.

RBH-TRB Newark Holdings LLC was determined to be a Variable Interest Entity (“VIE”) because the Trust has disproportionately few voting rights as compared with its obligations to absorb expected losses or rights to receive expected residual returns.  The Trust was determined to be the Primary Beneficiary as it is expected to absorb a majority of the VIE’s expected losses.  For these reasons, the Trust has consolidated the operations of the VIE in the Trust’s consolidated financial statements.

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

Note 3 - Shareholders' Equity

United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results could differ from those estimates.

Distributions

During the quarter ended June 30, 2009, BRT did not declare or pay any distributions to its shareholders.

Stock Options

As of June 30, 2009, there were 22,500 stock options outstanding.  All of these options are exercisable.  During the three and nine months ended June 30, 2009, no options were exercised.

Restricted Shares

As of June 30, 2009, 7,790 and 349,250 shares were issued under the Trust’s 2009 and 2003 incentive plans, respectively, both of which were approved by BRT shareholders.  The number of shares allocated to these plans is 500,000 and 350,000, respectively.  Since inception of the plans, 55,760 shares have vested.

The shares granted under both plans vest five years from the date of issuance and, under certain circumstances, may vest earlier.  For accounting purposes, the restricted shares are not included in the outstanding shares shown on the balance sheet until they vest, but are included in the earnings per share computation.   The Trust adopted the provisions of Financial Accounting Standards Board (“FASB”) No. 123 (R), “Share-Based Payment (revised 2004).” These provisions require that the estimated fair value of restricted shares at the date of grant be amortized ratably into expense over the appropriate vesting period. For the three and nine months ended June 30, 2009 and 2008, the Trust recorded $217,000 and $658,000, and $226,000 and $636,000, respectively, of compensation expense, as a result of the outstanding restricted shares.   At June 30, 2009, $2,176,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3.3 years.

Per Share Data

Basic loss per share was determined by dividing net loss for the period by the weighted average number of common shares outstanding during each period.

Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Trust.

Basic and diluted shares for the three months ended June 30, 2009 and 2008 were 11,624,219 and 11,768,857, respectively.  For the nine months ended June 30, 2009 and 2008, basic and diluted shares were 11,667,055 and 11,623,249, respectively.

The impact of dilutive securities is not included in the computation of loss per share for the three or nine months ended June 30, 2009 and 2008, as the inclusion of such common share equivalents would be anti-dilutive.

Note 4 - Real Estate Loans

At June 30, 2009, information relating to real estate loans, all of which are short term (three years or less), is summarized as follows (dollar amounts in thousands):

First mortgage loans:	Earning Interest	Non-Earning Interest	Total	Allowance For Possible Losses (1)	Real Estate Loans, Net

Multi-family residential	$7,615	$2,744	$10,359	$(1,621)	$8,738
Condominium units (existing multi-family and commercial units)	41,481	-	41,481	-	41,481
Hotel condominium units	4,445	-	4,445	-	4,445
Land	6,434	-	6,434	-	6,434
Office building w/retail	-	22,967	22,967	(6,418)	16,549
Hotel	-	3,283	3,283	(553)	2,730
Residential	254	-	254	-	254

Second mortgage loans:

Multi-family residential	-	1,250	1,250	-	1,250
Retail	-	179	179	-	179
	60,229	30,423	90,652	(8,592)	82,060
Deferred fee income	(115)	(363)	(478)	-	(478)
Real estate loans	$60,114	$30,060	$90,174	$(8,592)	$81,582

(1) All allowance for possible losses relates to non-earning loans.

At June 30, 2009, there were six non-earning loans outstanding to six separate, unrelated borrowers.  These loans have an aggregate outstanding principal balance of $30,423,000, and represent 34% of total real estate loans and 15% of total assets.  The Trust recognized $0 and $68,000, respectively, of cash basis interest on non-earning loans in the three and nine month periods ended June 30, 2009.

Note 4 - Real Estate Loans (Continued)

Information regarding these non-earning loans is set forth in the table below (dollar amounts in thousands):

Location	Utica, NY	New Jersey	Brooklyn, NY	Ft Wayne, IN	Manhattan, NY	Manhattan, NY
Number of Loans	1	1	1	1	1	1

Principal Balance	$2,164	$179	$22,967	$3,283	$1,250	$580
Accrued Interest	-	-	-	-	-	-
Cross collateral or cross default provision	No	Yes	No	No	No	No
Secured	Yes	Yes	Yes	Yes	Yes	Yes
Security	Multi-family apartment building	5 Retail/ office buildings	8 Story vacant office building w/ retail	13 Story hotel	Multi-family apartment building	Multi-family apartment building
Recourse/non-recourse	Recourse	Recourse	Recourse	Recourse	Recourse	Recourse
Impaired	Yes	No	Yes	Yes	No	No
Allowance for possible losses	$1,621	-	$6,418	$553	-	-
Collateral Dependent	Yes	Yes	Yes	Yes	Yes	Yes

A summary of the changes in non-earning loans, before allowance for possible losses of $8,117,000, for the three and nine months ended June 30, 2009 is as follows (dollar amounts in thousands):

	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2009

Beginning principal balance	$67,647	$18,407

Additions	580	68,184

Payoffs and paydowns	-	(704)
Transferred to owned real estate (a)	(37,804)	(53,164)
Direct charge off (b)	-	(2,300)
Total reductions	(37,804)	(56,168)

Principal balance at June 30, 2009	$30,423	$30,423

(a)
During the quarter ended June 30, 2009, a Trust joint venture acquired title to a group of properties in downtown Newark, New Jersey consisting of existing office, retail, parking and vacant land.  BRT owns 50.1% of the membership interests in the joint venture and the remainder of the interests are owned by affiliates of the properties former owners.  The properties acquired by the joint venture previously secured a $37,804,000 loan provided by the Trust.  The Trust recorded a charge off of $9,057,000 in the quarter ended June 30, 2009 in connection with the acquisition of the properties by the joint venture.

Note 4 - Real Estate Loans (Continued)

(b)
During the quarter ended March 31, 2009, BRT took a direct charge-off of $2,300,000 against a loan due to a fraud committed by the borrower against BRT.  BRT reported the fraud to the appropriate authorities, who are currently investigating the matter.  BRT is considering whether to pursue a legal action against a third party service provider in connection with the fraud.

At June 30, 2009, three separate, unaffiliated borrowers had loans outstanding in excess of 7.5% of the total portfolio before loan loss allowances. Information regarding the loans outstanding to each of these borrowers is set forth in the table below:

Gross Loan Balance	# of Loans	% of Gross Loans	% of Assets	Type	State	Status
$26,075,000	1	28.7%	13.2%	Office/condo conversion	NY	Performing
$22,967,000	1	25.3%	11.6%	Vacant office building w/retail	NY	Non-Performing
$ 8,488,000	1	9.0%	4.3%	Multi-family, condo units	NY	Performing

Note 5 - Allowance for Possible Loan Losses

The Trust did not record any net provision for loan loss in the three months ended June 30, 2009.  The Trust added an additional $17,530,000 provision for loan loss to its existing loan loss allowance in the nine months ended June 30, 2009, on loans primarily collateralized by a group of properties in Newark, New Jersey consisting of existing office, retail, parking and vacant land, and a loan collateralized by an eight story vacant office building with occupied retail space in Brooklyn, NY, both of which became non-earning in the quarter ended March 31, 2009.

An analysis of the loan loss allowance for the three and nine month period ended June 30, 2009 and June 30, 2008, respectively, is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Balance at beginning of period	$16,699	$7,870	6,710	$8,917
Provision for loan loss, net	-	6,400	17,530	11,700
Charge-offs	(9,057)	-	(17,648)	(6,347)
Recoveries	950	-	2,000	-
Balance at end of period	$8,592	$14,270	$8,592	$14,270

Note 5 - Allowance for Possible Loan Losses (Continued)

The allowance for possible loan losses at June 30, 2009 applies to three loans aggregating $28,414,000, all of which are non-earning, and six loans aggregating $50,357,000 at June 30, 2008, all of which were non-earning.

Note 6 - Real Estate Properties

A summary of real estate properties for the nine months ended June 30, 2009 is as follows (dollar amounts in thousands):

	September 30, 2008 Balance	Additions		Costs Capitalized	Other Reductions	Depreciation and Amortization		Impairment Charges	June 30, 2009 Balance

Retail	$3,159	-		-	-	$(71)		-	$3,088
Condominium units/coop shares	2,937	-		$52	$(15)	(77)		$(250)	2,647
Multi-family	16,384	-		860		(369)		(7,790)	9,086
Retail/land assemblage	-	$31,822	(a)	-	-	(36)		-	31,786
Land	10,437	4,418	(b)	(20)	(327)	-		(1,271)	13,237
Total real estate properties	$32,917	$36,240		$892	$(342)	$(553	) (c)	$(9,311)	$59,844

(a)
 During the quarter ended June 30, 2009, a Trust joint venture acquired title to a group of properties in downtown Newark, New Jersey consisting of existing office, retail, parking and vacant land.  BRT owns 50.1% of the membership interests in the joint venture and the remainder of the interests are owned by affiliates of the properties former owners.  The properties acquired by the joint venture previously secured a $37,804,000 loan provided by the Trust.  The Trust recorded a charge off of $9,057,000 in the quarter ended June 30, 2009 in connection with the acquisition of the properties by the joint venture.  In addition to the properties which previously secured the Trust's loans, the other members contributed four additional properties to the joint venture, two of which are subject to existing first mortgages and contract rights to additional properties.  The Trust is consolidating the balances and operations of this entity.  The properties are recorded at $31,822,000, their fair value upon closing the transaction.

(b)
During the quarter ended December 31, 2008, the Trust acquired by foreclosure a development parcel located in Manhattan, NewYork.  This property had a book value at December 31, 2008 of $4,418,000.  This balance is net of loan charge offs of $1,645,000.

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

Note 7 – Impairment Charges (Continued)

As a result of the credit crisis and the deterioration in the value of real estate where the Trust owns properties, the Trust took additional impairment charges of $2,582,000 and $26,833,000 for the three and nine month periods ended June 30, 2009, respectively, of which $2,211,000 and $17,522,000 for the three and nine month periods ended June 30, 2009, respectively, relates to properties held for sale and is shown as a component of discontinued operations.  The impairment charges in the three month period ended June 30, 2009, relate to seven properties, four of which were sold in the quarter ended June 30, 2009.  The impairment charges for the nine month period ended June 30, 2009 relates to eleven properties, six of which were sold in the current nine month period.

Note 8 – Investment in Unconsolidated Joint Ventures at Equity

BRT Funding LLC

A joint venture between the Trust and CIT Capital USA, Inc. engages in the business of investing in short-term commercial real estate loans for terms of six months to three years, commonly referred to as bridge loans.  The Trust is the managing member and holds an equity interest of 25% as adjusted, and is responsible for the payment of a fee to a merchant bank for arranging the transaction and securing capital from CIT Capital USA Inc.  Amortization of the remaining portion of the fee totaled $68,000 and $204,000 for the three and nine month period ending June 30, 2009, respectively, and is shown as a reduction in equity in earnings (loss) of unconsolidated joint ventures.

The Trust has agreed to present all loan proposals received by it to the joint venture for its consideration on a first refusal basis.  There were no loans originated by the joint venture in the three or nine months ended June 30, 2009 or in the three or nine months ended June 30, 2008.

Unaudited condensed financial information regarding the joint venture is shown below (dollar amounts in thousands):

Condensed Balance Sheet	June 30, 2009	September 30, 2008

Assets
Cash	$650	$359
Real estate property held for sale	14,426	1,143
Real estate loans:
Earning interest	6,261	6,323
Non-earning interest	-	26,421
	6,261	32,744
Deferred fee income	(32)	(160)
Allowance for possible losses	-	(2,703)
	6,229	29,881
Other assets	106	82
Total assets	$21,411	$31,465

Liabilities and equity
Other liabilities	$174	$211
Equity	21,237	31,254
Total liabilities and equity	$21,411	$31,465

Note 8 – Investment in Unconsolidated Joint Ventures at Equity (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Condensed Statement of Operations	2009	2008	2009		2008

Interest and fees on real estate loans	$173	$833		$709	$3,713
Rental income	548	-		548	-
Other income	136	-		197	-
Total revenues	857	833		1,454	3,713

Provision for loan loss (1)	-	-		8,928	-
Professional fees	-	-		274	-
Real estate operating expenses	330	-		336	-
Other expenses	-	214		38	370
Total operating expenses	330	214		9,576	370

Net income (loss) attributable to members	$527	$619	$	(8,122)	$3,343

Amount recorded in statements of operations related to venture (2)	$66	$141		$(2,001)	$1,269

(1)
In the quarter ended March 31, 2009, the venture recorded a provision for loan loss of $8,928,000 on a multi-family apartment complex located in Mesa, Arizona, which was subsequently acquired by the venture in a foreclosure sale.

(2)
This amount is net of $68,000 and $204,000 in the three and nine months ended June 30, 2009, respectively, and $76,000 and $230,000 in the three and nine months ended June 30, 2008, respectively, of amortization of the fee that the Trust paid to a merchant bank for arranging the transaction and securing the capital from the CIT member.  This amount also includes a management allocation of $16,000 and $48,000, respectively, in the three and nine month period ended June 30, 2009 and $51,000 and $528,000, in the three and nine month periods ended June 30, 2008, respectively, paid to the BRT member, which includes an out of period adjustment of $268,000 pertaining to the year ended September 30, 2007 and $115,000 pertaining to the three months ended December 31, 2007.

Other Real Estate Ventures

The Trust is also a partner in unconsolidated joint ventures which owned and operated seven properties which generated $38,000 and $18,000 of equity in earnings for the three and nine month periods ended June 30, 2009, respectively, and $30,000 and $53,000 in the three and nine month periods ended June 30, 2008, respectively.

In the current three and six months periods, the Trust sold its interest in four unconsolidated joint ventures, which owned four properties located in Connecticut, and recognized a gain of $271,000 on the sale.

Note 9 – Available-For-Sale Securities

The cost of available-for-sale equity securities at June 30, 2009 was $3,206,000.  The fair value of these securities was $4,382,000 at June 30, 2009.  Gross unrealized gains were $1,339,000 and gross unrealized losses totaled $163,000 at June 30, 2009.  These amounts are reflected as net accumulated other comprehensive income – net unrealized gains on available-for-sale securities in the accompanying consolidated balance sheets.

Note 9 – Available-For-Sale Securities (Continued)

The valuation of the Trust’s available-for-sale equity securities was determined to be a Level 1 financial asset within the valuation hierarchy established by SFAS No. 157, and is based on current market quotes received from financial sources that trade such securities.

Included in available-for-sale equity securities are 119,289 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $1,569,000 and a fair market value at June 30, 2009 of $2,457,000.  During the quarter ended June 30, 2009 the Trust sold 12,000 shares of Entertainment Properties Trust for $250,000.  The basis of these securities was $158,000 and was determined using average cost.  Accordingly, the Trust recognized a gain from these sales of $92,000.

During the quarter ended June 30, 2009, the Trust purchased debentures of other real estate investment trusts with a face amount of $5,000,000 for $4,196,000.   These debt securities pay interest on the face amount of the securities at rates ranging from 2.875% to 5.25%.  Some of the securities have put options which allow the Trust to put the securities back to the issuer between August 2011 and February 2012.  The remaining securities mature between June 2014 and August 2015.

The amortized cost of the available-for-sale debt securities at June 30, 2009 was $4,209,000.  The fair value of these securities was $4,392,000 at June 30, 2009.  Gross unrealized gains were $193,000 and gross unrealized losses totaled $10,000 at June 30, 2009.  These amounts are reflected as net accumulated other comprehensive income – net unrealized gains on available-for-sale securities in the accompanying consolidated balance sheets. The valuation of the Trust’s available-for-sale debt securities was determined to be a Level 2 financial asset within the valuation hierarchy established by SFAS No. 157, and is based on market quotes from inactive markets received from financial sources that trade such securities.

Note 10 – Real Estate Properties Held for Sale

A summary of changes in real estate properties held for sale for the nine months ended June 30, 2009 is shown below (dollar amounts in thousands):

	September 30, 2008 Balance	Additions		Improvements	Depreciation (c)	Impairment Charges	Sales	June 30, 2009 Balance

Coop and Condo Units	$21,937			$259	$(427)	$(8,908)	$(6,532)	$6,329
Multi-family	22,157	$2,960	(a)	1,071	(11)	(8,579)	(15,804)	1,794
Single family	-	1,476	(b)	63	-	(35)	(1,504)	-
Total	$44,094	$4,436		$1,393	$(438)	$(17,522)	$(23,840)	$8,123

(a)  During the quarter ended December 31, 2008, the Trust acquired by foreclosure a 44 unit garden apartment complex in Naples, Florida.  At December 31, 2008, this property had a book value of $2,960,000.  This balance is net of loan charge offs of $3,515,000.  This property was sold in the quarter ended March 31, 2009.  The property was sold for its book value and no gain or loss was recognized.  The Trust recorded an impairment charge of $760,000 prior to the sale.  In connection with the sale, the Trust provided a purchase money mortgage in the amount of $1,645,000, which matures on  March 31, 2011 and provides for a fixed rate of interest at 6.50% per annum.

Note 10 – Real Estate Properties Held for Sale (Continued)

(b)  During the quarter ended March 31, 2009, the Trust acquired by foreclosure a 6,000 square foot single family residence in Purchase, NY.  At the time of foreclosure, this property had a book value of $1,476,000, which is net of charge offs of $1,165,000.  This property was sold in the quarter ended June 30, 2009 and resulted in proceeds to the Trust of its approximate book value.

(c)  Depreciation relates to periods for which the properties were classified as operating real estate. Certain assets included in the September 30, 2008 balances were transferred to real estate properties and subsequently transferred back to held for sale during the nine months ended June 30, 2009.

Note 11 – Debt Obligations

Debt obligations consist of the following (dollar amounts in thousands):

	June 30, 2009	September 30, 2008

Borrowed funds	$0	$3,000
Junior subordinated notes	55,133	56,702
Mortgages payable	4,351	2,315
Total debt obligations	$59,484	$62,017

Borrowed Funds

On June 19, 2009, the Trust and its lending group which consisted of Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company, mutually agreed to terminate the $185 million credit facility and the Trust paid the outstanding balance of $6,000,000 due under the facility.  Upon termination, the Trust received a refund of $393,000, representing 85% percent of the fee it paid to extend the term of the facility to February 2010.

The following is summary information relating to the credit facility:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Average balance	$5,143,000	$28,967,000	$4,736,000	$22,234,000
Outstanding balance at period end	$0	$12,000,000	$0	$12,000,000
Weighted average interest rate during the period	2.64%	4.89%	3.08%	5.78%
Interest rate at period end	N/A	4.71%	N/A	4.71%

The interest rates do not reflect deferred fee amortization of $(8,000) and $116,000 for the three months ended June 30, 2009 and 2008, respectively, and $224,000 and $419,000 for the nine months ended June 30, 2009 and 2008, respectively, which is a component of interest expense.  At June 30, 2009, all remaining fees have been amortized.

The Trust has the ability to borrow funds through its margin accounts.  Marketable securities with a fair market value at June 30, 2009 of $8,774,000 were available to be pledged as collateral.  At June 30, 2009, there was no outstanding balance.

Note 11 – Debt Obligations (Continued)

Junior Subordinated Notes

On May 26, 2009, the Trust entered into an exchange agreement with certain affiliates of Taberna Capital Management LLC, pursuant to which $55,000,000 of its outstanding trust preferred securities was exchanged for $58,300,000 of newly issued unsecured junior subordinated notes, representing approximately 106% of the original face amount.  As part of exchange agreement, $1,702,000 of junior subordinated notes were redeemed and the Statutory Trust common securities, also in the amount of $1,702,000, were cancelled.

From May 1, 2009 through July 31, 2012 (the “Modification Period”), the new notes bear a fixed rate of interest of 3.5% per annum, to be paid annually in advance. Prior to the exchange, the blended interest rate on the trust preferred securities was 8.37% per annum. Subsequent to the Modification Period, the interest rate will revert back to the rate in effect prior to the exchange, and commencing April 29, 2016, the interest rate will equal LIBOR plus 2.95%.

The Trust is subject to certain additional restrictions during the Modification Period.  As long as BRT remains a real estate investment trust, it will be permitted to make distributions to its shareholders provided that (i) during tax years 2008 and 2009, such distributions are paid in the form of common shares to the maximum extent permissible under existing Internal Revenue Service regulations, with the balance payable in cash and (ii) thereafter, to satisfy REIT requirements or pay capital gains, if any, provided such distributions are paid in the form of common shares to the maximum extent permissible under the IRS regulations in effect at the time of such distributions, with the balance payable in cash.

As part of the agreement with Taberna Capital Management LLC, the Trust paid $581,000 for fees and costs incurred in connection with the exchange agreement and also incurred $105,000 in legal costs.  These fees, which totaled $685,000, are being expensed and are shown in the statement of operations as “Debt restructuring expenses.”

At June 30, 2009, these notes had an outstanding principal balance of $58,300,000 and a book balance  of $55,133,000.  The difference of $3,167,000, which represents unamortized principal, is being accreted over the remaining term of the securities using the level yield method and will be charged to interest expense.  The remaining unamortized fees, which totaled $1,219,000, are also being amortized over the remaining term.

Amortization of these fees totaled $22,000 and $111,000 in the three and nine months ended June 30, 2009 respectively, and $44,000 and $132,000 in the three and nine months ended June 30, 2008, respectively.

BRT Realty Trust Statutory Trusts I and II were variable interest entities under FIN 46R.  Under the provisions of FIN 46R, BRT has determined that the holders of the preferred securities were the primary beneficiaries of the two Statutory Trusts.  This determination was based on the fact that BRT’s investments in the Statutory Trusts was financed directly by the Statutory Trusts and these investments were not considered to be at risk.  Accordingly, BRT was not considered to be the primary beneficiary and did not consolidate the Statutory Trusts.  The obligations to the Statutory Trusts are recorded under the caption “Junior Subordinated Notes” in the consolidated balance sheets.  The investments in the common securities of the Statutory Trusts are reflected in other assets in the consolidated balance sheets and is accounted for under the equity method of accounting.  BRT did not provide financial or other support during the periods presented to these variable interest entities that it was not contractually required to provide.

Note 11 – Debt Obligations (Continued)

Mortgages Payable

The Trust has three first mortgages outstanding with an aggregate principal balance of $4,351,000.  On one of these mortgages with an outstanding balance at June 30, 2009 of $2,251,000 secures a long term leasehold position on a shopping center owned by a joint venture in which the Trust holds a majority interest.  The mortgage bears interest at a fixed rate of 6.25% for the first five years, and matures on October 1, 2011 with an option to extend for five years.

The remaining two mortgages are on two separate parcels of the Newark, New Jersey properties owned by  a joint venture in which the Trust holds a majority interest.  The mortgages with principal balances of $1,200,000 and $900,000 at June 30, 2009, respectively, are interest only, at a fixed rate of 7%, and mature in September, 2011 and January, 2015, respectively.

Note 12 – Comprehensive Loss

Comprehensive loss for the three and six month periods was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(5,263)	$(5,682)	$(51,222)	$(2,466)
Other comprehensive income (loss) – Net unrealized gain (loss) on available for-sale securities	1,233	(6,816)	(5,766)	(11,346)
Comprehensive loss	$(4,030)	$(12,498)	$(56,988)	$(13,812)

Note 13 - Segment Reporting

Management has determined that the Trust operates in two reportable segments: (i) a loan and investment segment which includes the origination and servicing of the loan portfolio and investments and (ii) a real estate segment which includes the operation and disposition of real estate assets.

Note 13 -Segment Reporting (Continued)

The following table summarizes the Trust’s segment reporting for the three and nine months ended June 30, 2009 (dollar amounts in thousands):

	Three Months Ended June 30, 2009			Nine Months Ended June 30, 2009

	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total

Revenues	$1,683	$1,011	$2,694	$8,958	$2,996	$11,954

Interest expense	577	347	924	2,443	1,282	3,725
Impairment charges	-	371	371	-	9,311	9,311
Provision for loan loss	-	-	-	17,530	-	17,530
Other expenses	1,912	2,669	4,581	5,489	6,391	11,880
Amortization and depreciation	-	211	211	-	1,063	1,063
Total expenses	2,489	3,598	6,087	25,462	18,047	43,509

Loss before other revenue and expense items	(806)	(2,587)	(3,393)	(16,504)	(15,051)	(31,555)

Equity in earning (loss) of unconsolidated ventures	66	38	104	(2,001)	18	(1,983)
Gain on sale of available-for-sale securities	92	-	92	92	-	92
Minority interest	-	217	217	-	131	131
Gain on sale of joint venture interests	-	-	-	-	271	271
Loss from continuing operations	(648)	(2,332)	(2,980)	(18,413)	(14,631)	(33,044)

Discontinued operations:
Loss from operations	-	(329)	(329)	-	(943)	(943)
Impairment charges	-	(2,211)	(2,211)	-	(17,522)	(17,522)
Gain on sale of real estate assets	-	257	257	-	287	287
Loss from discontinued operations	-	(2,283)	(2,283)	-	(18,178)	(18,178)

Net loss	$(648)	$(4,615)	$(5,263)	$(18,413)	$(32,809)	$(51,222)

Segment assets at June 30, 2009	$123,296	$73,945	$197,241

Note 13 -Segment Reporting (Continued)

In the prior fiscal year, the Trust operated in a single segment due to the immateriality of its real estate holdings.  Pro-forma information for the three and nine months ended June 30, 2008 of the Trust if it had operated in two reportable segments in these periods is as follows:

	Three Months Ended June 30, 2008			Nine Months Ended June 30, 2008

	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total

Revenues	$4,758	$377	$5,135	$16,625	$1,090	$17,715
Expenses	9,835	3,717	13,552	22,960	5,975	28,935
Other revenue and expense items	7,915	100	8,015	12,971	(41)	12,930
Discontinued operations	-	(5,280)	(5,280)	-	(4,176)	(4,176)
Net (loss) income	$2,838	$8,520	$(5,682)	$6,636	$(9,102)	$(2,466)

Segment assets at June 30, 2009	$218,911	$72,380	$291,291

Note 14 – Fair Value of Financial Instruments

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which to measure at fair value are not reported:

Cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities:  The carrying amounts reported in the balance sheet for these instruments approximate their fair value due to the short term nature of these accounts.

Real estate loans:  The earning mortgage loans of the Trust which have variable rate provisions, which are based upon a margin over prime rate, have an estimated fair value which is $42,000 less than their carrying value assuming a market rate of 12.5%.  The earning loans of the Trust which have fixed rate provisions have an estimated fair value of $72,000 less than their carrying value assuming a market rate of interest of 7.25%.  For loans which are impaired, the Trust has valued such loans based upon the estimated fair value of the underlying collateral.

At June 30, 2009, the estimated fair value of the Trust’s junior subordinated notes is less than their carrying value by approximately $11,045,000, assuming a market rate of 9.31%.

At June 30, 2009, the estimated fair value of the Trust’s mortgages payable is less than their carrying value by approximately $140,000 assuming market interest rates between 7.06% and 8.56%.

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

The Company accounts for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between markets participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  In accordance with the SFAS No. 157 hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.  The Company does not currently own any financial instruments that are classified as Level 3.

Note 14 – Fair Value of Financial Instruments (Continued)

	Carrying and Fair Value	Maturity Date	Fair Value Measurements Using Fair Value Hierarchy
			Level 1	Level 2
Financial assets:
Available-for-sale securities
Corporate equity securities	$4,382,000	-	$4,382,000	-
Corporate debt security	876,000	2/15/2037	-	$876,000
Corporate debt security	905,000	11/15/2026	-	905,000
Corporate debt security	950,000	8/1/2026	-	950,000
Corporate debt security	812,000	8/1/2015	-	812,000
Corporate debt security	849,000	6/1/2014	-	849,000

Note 15 – New Accounting Pronouncements

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

In December 2007, the FASB issued Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No 51”.  SFAS 160 requires non-controlling interests in a consolidated subsidiary to be displayed in the statement of financial position as a separate component of equity and earnings and losses attributable to non-controlling interests are no longer reported as part of consolidated earnings, rather they are disclosed on the face of the income statement.  This statement is effective in fiscal years beginning after December 15, 2008.  Adoption is prospective and early adoption is not permitted.  The Trust is currently evaluating the impact that the adoption of FAS 160 will have on its consolidated financial statements.

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

Note 15 – New Accounting Pronouncements (Continued)

In June 2008, the FASB issued FSP No. EITF 03-6-1, ‘‘Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,’’ (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. The Trust is required to adopt FSP No. EITF 03-6-1 on October 1, 2009 and the adoption is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”).  FSP FAS 115-2 changes existing accounting requirements for other-than-temporary impairment for debt securities.  The FSP also extends new disclosure requirements about debt and equity securities to interim reporting periods as well as provides new disclosure requirements. The Trust adopted FSP FAS 115-2 at the beginning of the Trust’s third fiscal quarter of 2009. The adoption of the provisions of FSP 115-2 did not have a material effect on the Trust’s consolidated financial condition, results of operations, or cash flows.  Refer to Note 14 for the Trust’s added disclosures.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), to interim financial statements of publicly traded companies.  SFAS 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized) except for those specifically excluded, when practical to do so.  The FSP must be applied prospectively and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  The Trust adopted FSP FAS 107-1 in the Trust’s third fiscal quarter of 2009 and has added the required disclosures to its interim consolidated financial statements.  Refer to Note 13 for the Trust’s added disclosures.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, effective date of FASB Statement No. 157, which partially defers the effective date of SFAS 157 for all non financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The provisions of SFAS 157 – 2 will become effective October 1, 2009.  The Company does not believe that the adoption of SFAS 157-2 as it relates to fair value measurements of nonfinancial assets and liabilities will have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This Staff Position clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance in this Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, and must be applied prospectively. Accordingly, the Trust adopted the provisions of FSP FAS 157-4 in the third fiscal quarter of 2009. The adoption of the provisions of FSP FAS 157-4 did not have a material effect on the Trust’s consolidated financial condition, results of operations, or cash flows.

Note 15 – New Accounting Pronouncements (Continued)

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”), to establish general standards of accounting for and disclosure of subsequent events. SFAS No. 165 renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and to modify the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date, through which an entity has evaluated subsequent events and the basis for that date (the issued date for public companies).  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. Accordingly, the Trust adopted the provisions of SFAS No.165 in the Trust’s third fiscal quarter of 2009. The adoption of the provisions of SFAS No. 165 did not have a material effect on the Trust’s consolidated financial condition, results of operations, or cash flows.  Refer to Note 16 for the Trust’s disclosure on subsequent events.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” or FAS 166.  FAS 166 amends various components of the guidance under FAS 140 governing sale accounting, including the   recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets.  In addition, FAS 166 removes the exemption for qualifying special purpose entities from the guidance of FIN 46(R), as amended by FAS 167 discussed below.  FAS 166 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited.  While we are currently evaluating the effect of the adoption of FAS 166, we believe the adoption of FAS166 will not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to  FASB Interpretation No. 46(R), ” or FAS 167, which amends guidance in FIN 46(R) for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE.  Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. FAS 167 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited.  While we are currently evaluating the effect of adoption of FAS 167, we believe that the adoption of FAS 167 will not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” or FAS 168.  FAS 168 establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in   conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority.  Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced.  FAS168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect the adoption of FAS 168 to have a material impact on our consolidated financial statements.

Note 16 – Subsequent Events

Subsequent events have been evaluated through August 6, 2009 (the filing date of this quarterly report on Form 10-Q) and we have identified one significant event, relative to our consolidated financial statements as of June 30, 2009 that warrants additional disclosure, which is set forth below.

On August 4, 2009, the Trust entered into an agreement to sell one of its non-performing loans for $16,500,000 which approximates its book value at June 30, 2009.  Upon the signing of the agreement the Trust received a $1,000,000 non-refundable deposit.  The Trust anticipates the closing of the transaction will take place by December 31, 2009.

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

Overview

We are a real estate investment trust, also known as a REIT.  We originate and hold for investment short-term senior and junior commercial mortgage loans, and our primary source of revenue has historically been interest and loan fee income.  The continuing crisis in the credit and real estate markets has had a substantial effect on our lending business by significantly limiting investments in real estate and substantially reducing demand for short-term commercial mortgage loans.  In addition, in the current credit environment we have concerns about the ability of potential borrowers to be able to (i) refinance and repay loans we originate, (ii) sell the underlying collateral for an amount in excess of a loan we originate or (iii) otherwise raise funds to repay loans.  As a result during the nine months ended June 30, 2009, we only originated one new loan in the aggregate principal amount of $8,700,000, advanced funds pursuant to prior commitments in the aggregate amount of $1,907,000 and provided seller financing of $6,070,000 to facilitate the sale of properties.

Commencing in fiscal 2008 many of our borrowers defaulted on their monetary obligations to us, which has required us to focus significant resources on servicing our loan portfolio, work-out activities, pursuing foreclosure actions and acquiring the underlying real property by foreclosure or deed in lieu of foreclosure, operating and stabilizing real property acquired by us (including interfacing with receivers and local property managers), and engaging in activities related to the sale process with respect to properties we are attempting to sell.  Set forth below are material effects the crisis in the credit and real estate markets has had on our business during the three and nine months ended June 30, 2009:

•	Real estate loans earning interest declined by approximately 49% during the nine months ended June 30, 2009 from $118,028,000 at September 30, 2008 to $60,229,000 at June 30, 2009.

•	Interest on real estate loans declined by 66% to $1,313,000 and by 43%, to $7,618,000, respectively, during the three and nine month ended June 30, 2009.

•
During the nine months ended June 30, 2009, we offered properties for sale that we acquired in foreclosure. In the course of this process, we ascertained that declining real estate values in the current recessionary environment, coupled with the serious difficulties potential purchasers are having in obtaining mortgage money, has significantly and adversely impacted the market values of commercial real estate in the geographic areas in which these properties are located.  Accordingly, in the nine months ended June 30, 2009 we took impairment charges of $9,311,000 against four real estate properties and impairment charges of $17,522,000 against eleven properties classified as held for sale. Included in the impairment charges against real estate properties is $7,790,000 relating to two separate multi family residential properties of 388 and 250 units, respectively, located in Ft. Wayne, Indiana and Nashville, Tennessee. Included in impairment charges against properties held for sale is $7,818,000 against five multi-family residential properties, with a total of 484 units, located in Nashville, Tennessee.  These four multi-family properties have been sold as of August 1, 2009 and after all costs of sale and impairment charges, we anticipate will result in no gain or loss.  Impairment charges for the nine month period ended June 30, 2009 against properties held for sale include $7,185,000 taken against 162 units at a condominium complex located in Apopka, Florida.  This property was sold in the quarter ended June 30, 2009 and resulted in no gain or loss.

•
In the nine months ended June 30, 2009 we added $17,530,000 to our loan loss allowance and had a total of $8,592,000 in loan loss allowance outstanding against three non earning loans with a principal balance of $28,414,000 at June 30, 2009.

•
For the nine months ended June 30, 2009, our income from real estate properties, excluding our real estate properties held for sale, was $2,996,000 and our operating expenses for these properties was $4,231,000, resulting in a loss from real estate operations of $1,235,000 as compared to operating income of $1,090,000, operating expenses of $1,654,000 and a net loss from operations of $563,000 in the nine months ended June 30, 2008.

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

Liquidity and Capital Resources

Our total available liquidity at June 30, 2009 was approximately $26,861,000, including $22,461,000 of cash and cash equivalents, and $4,387,000 of approximate availability under our margin lines of credit.  We believe that our existing sources of capital will be adequate to meet our liquidity needs.  In addition, many of the properties we have acquired by foreclosure are being offered for sale.  Consummation of any such sales will increase our liquidity.

During the nine months ended June 30, 2009, we generated cash of $9,039,000 from real estate loan collections, and $18,371,000 from the sales of real estate properties.  The cash, along with our cash on hand of $35,765,000 at September 30, 2008, was used primarily to fund real estate loan originations of $12,650,000, pay shareholder dividends in October 2008 of $15,564,000 (relating to taxable income for the 2007 calendar year) and fund an operating loss of $8,179,000.

Cash Distribution Policy

Our board of trustees suspended the payment of dividends on our common shares in December 2008.    In view of the problems facing the real estate industry and the Trust at the present time, and the need to preserve capital, the board considered it prudent to suspend the payment of dividends.  Our board of trustees reviews  the dividend policy at each regularly scheduled quarterly board meeting.  Since we will report a taxable loss for the year ended December 31, 2008, no distributions will be required in 2009 in order for us to retain our REIT status.

Results of Operations

Interest on loans decreased by $2,508,000, or 66%, to $1,313,000 for the three months ended June 30, 2009 from $3,821,000 for the three months ended June 30, 2008.  A decline in the average balance of earning loans outstanding due to a combination of payoffs, reduced originations caused by weakness in the real estate and credit markets, transfers to owned real estate and transfers to non performing loans, accounted for a decrease in interest income of $1,833,000. A 155 basis point decrease in the rate earned on the performing loan portfolio, from 12.43% to 10.88% in the three months ended June 30, 2009 when compared to June 30, 2008, primarily due to lower mortgage renewal rates and lower rates earned on purchase money mortgages originated to facilitate the sale of properties, caused a decrease in interest income of $675,000.

Interest on loans decreased by $5,818,000, or 43%, to $7,618,000 for the nine months ended June 30, 2009 from $13,436,000 for the nine months ended June 30, 2008.  A decline in the average balance of earning loans outstanding due to a combination of payoffs, reduced originations, transfers to owned real estate and transfers to non performing loans accounted for a decrease in interest income of $4,781,000.  The average interest rate earned on the earning loan portfolio decreased 66 basis points to 11.98% in the nine months ended June 30, 2009 from 12.64% in the nine months ended June 30, 2008, which caused interest income to decrease by $1,037,000.

Loan fee income decreased by $351,000, or 64%, to $196,000 for the three months ended June 30, 2009 from $547,000 for the three months ended June 30, 2008.  Loan fee income also decreased by $854,000, or 52%, to $803,000 for the nine months ended June 30, 2009 from $1,657,000 for the nine months ended June 30, 2008.  The decreases in both the three and nine month periods are the result of a decline in loan originations and the increase in non performing loans over the past several quarters due to the weakness in the real estate and credit markets.

Operating income from real estate properties increased $634,000, or 167%, for the three month period ended June 30, 2009 to $1,011,000 from $377,000 in the three month period ended June 30, 2008.  Operating income from real estate properties increased $1,906,000, or 175%, for the nine month period ended June 30, 2009 to $2,996,000 from $1,090,000 in the nine month period ended June 30, 2008.  The increases for both the three and nine month periods were primarily the result of rental revenues received from tenants at two multi-family apartment complexes located in Fort Wayne, Indiana and Nashville, Tennessee and the rental of condominium units located in Miami Beach, Florida.  The Trust acquired title to these properties by foreclosure or deed in lieu of foreclosure in the prior fiscal year.

Other, primarily investment income, declined by $216,000, or 55%, to $174,000 in the three months ended June 30, 2009 from $390,000 in the three months ended June 30, 2008, and declined by $995,000, or 65%, to $537,000 in the nine months ended June 30, 2009 from $1,532,000 in the nine months ended June 30, 2008.  The declines in both the current and three and nine month periods were primarily due to reduced dividend income paid on shares of EPR that we owned, much of which we now have sold.

Interest expense on borrowed funds decreased to $923,000 for the three months ended June 30, 2009, from $1,734,000 for the three months ended June 30, 2008, a decline of $811,000, or 47%.  For the three month period ended June 30, 2009, the average outstanding balance of borrowed funds declined by $24 million, as a   result of our paydown of the credit facility with funds from loan repayments and the sale of properties.  This decline accounted for a decrease in interest expense of $205,000.  A decline of 225 basis points in the interest rate paid on the credit facility caused a decrease in interest expense of $116,000.   Additionally, $150,000 of the decrease was the result of the decline in the amortization of deferred fees on our credit facility.  The Trust also realized a reduction in interest and amortization of fees of $340,000, as a result of the restructuring of its trust preferred securities.

Interest expense on borrowed funds decreased to $3,725,000 for the nine months ended June 30, 2009, from $5,179,000 for the nine months ended June 30, 2008, a decline of $1,454,000, or 28%.  For the nine month period ended June 30, 2009, the average outstanding balance of borrowed funds declined by $18 million, as a result of our paydown of the credit facility with funds from loan repayments and the sale of properties. This decline accounted for a decrease in interest expense of $541,000.  A decline of 225 basis points in the interest rate paid on the credit facility caused a further decrease in interest expense of $323,000.   Additionally, $250,000 was the result of a decline in the amortization of deferred fees on our credit facility.  The Trust also realized a reduction in interest and amortization of fees of $340,000, as a result of the restructuring of its trust preferred securities.

The advisor’s fee, which is calculated based on invested assets, decreased by $162,000, or 36%, for the three months ended June 30, 2009, to $289,000 from $451,000 for the three months ended June 30, 2008 and   decreased by $431,000, or 31%, for the nine months ended June 30, 2009, to $941,000 from $1,372,000 for the nine months ended June 30, 2008.  The decline in both periods was the result of a decreased level of invested assets on which the fee is based, resulting primarily from the impairment charges taken on our real estate assets and sales of real estate.

For the three months ended June 30, 2009, the Trust recorded $371,000 of impairment charges against its real estate portfolio.  Management, in its regular review process, analyzed the real estate portfolio and determined that the deterioration in the credit markets and in the real estate markets where the Trust’s properties are located, has made it necessary to recognize declines in the value of two of our properties.  For the three months ended June 30, 2008, the Trust recorded impairment charges of $395,000 against two properties and $1,050,000 against the value of one of the Trust’s joint ventures.

For the nine months ended June 30, 2009, the Trust recorded $9,311,000 of impairment charges against its real estate portfolio.  Management analyzed the real estate portfolio and determined that the deterioration in the credit markets and the real estate markets where the Trust’s properties are located made it necessary to record declines in the value of our properties.  The impairment charges were taken against four properties of which $7,790,000 related to two multi family properties (one located in Fort Wayne, Indiana and the other in Nashville, Tennessee) and the remaining $1,521,000 was taken against a land parcel in Manhattan, New York and condominium units in Florida.  For the nine months ended June 30, 2008, the Trust recorded impairment charges of $445,000 against two properties and $1,050,000 against the value of one of the Trusts joint ventures.

Management, in its regular review process, analyzes the loan portfolio and the underlying value of the collateral securing its loans to determine the necessity of recording provisions for loan losses to reflect a decrease in the value of the collateral underlying loans.  Due to the continuation of the credit crisis and national recession for the nine months ended June 30, 2009, the Trust recorded $17,530,000 in provisions for loan losses.  The provision was taken against 22 loans with an aggregate outstanding balance of $65,771,000 and includes $2,265,000, taken against a loan due to a fraud committed by our borrower which has been reported to the appropriate authorities.  For the three months ended June 30, 2009 no additional loan loss provision was required.  For the three and nine month period ended June 30, 2008, the Trust recorded provision for loan losses of $6,400,000 and $11,700,000, respectively.  The prior period’s provisions were taken against six loans with an aggregate outstanding balance of $67,357,000 and seven loans with an aggregate outstanding balance of $51,357,000, respectively.

Foreclosure related professional fees decreased to $97,000 for the three months ended June 30, 2009 from $438,000 for the three months ended June 30, 2008, a decrease of $341,000, or 78%.  Foreclosure related professional fees also decreased to $687,000 for the nine months ended June 30, 2009 from $1,664,000 for the nine months ended June 30, 2008, a decline of $977,000, or 59%.  The decreases in both periods are the result of reduced legal fees and expenses due to fewer foreclosure actions and workout matters.

Debt restructuring charges of $685,000 were recorded in both the three and nine month periods ended June 30, 2009.  These charges include legal expenses and third party costs in connection with the restructuring of the Trust’s preferred securities.  There was no comparable expense in the three or nine month periods ended June 30, 2008.

General and administrative expenses increased $259,000, or 16%, from $1,669,000 in the three months ended June 30, 2008 to $1,928,000 in the three months ended June 30, 2009. The increase was primarily the result of $325,000 of professional fees incurred in connection with the workout and negotiations relating to the joint venture agreement that was entered into in the current quarter with respect to the Newark, New Jersey assemblage.  This increase was offset by a decline in advertising and promotional costs of $ 65,000 as the Trust curtailed its marketing expenditures due to the current state of the real estate market.

For the nine month period ended June 30, 2009, general and administrative expenses increased $145,000, or 3%, from $5,173,000 in the nine months ended June 30, 2008 to $5,318,000 in the three months ended June 30, 2009. The increase was also primarily the result of $367,000 of professional fees incurred in connection with the workout and negotiations relating to the joint venture agreement that was entered into in the current quarter with respect to the Newark, New Jersey assemblage.  This increase was offset by a decline in advertising and promotional costs of $272,000.

Other taxes decreased by $130,000, or 100%, to $0 in the three months ended June 30, 2009 from $130,000 in the three months ended June 30, 2008, and decreased by $212,000, or 92%, to $18,000 in the nine months ended June 30, 2009 from $230,000 in the nine months ended June 30, 2008.   Current period amounts represent the accrual of state franchise and excise taxes, while the prior periods include federal excise tax which is based on income generated in the prior year but not distributed until the current year.

Operating expenses relating to real estate properties increased $488,000, or 45%, from $1,094,000 in the three month period ended June 30, 2008 to $1,582,000 in the three month period ended June 30, 2009.  Operating expenses relating to real estate properties also increased $2,577,000, or 156%, from $1,654,000 in the nine month period ended June 30, 2008 to $4,231,000 in the nine month period ended June 30, 2009.  The increase in both the three and nine month periods is the result of operating expenses relating to four additional properties acquired by foreclosure and the addition in the current period of the Newark, New Jersey properties.

Amortization and depreciation increased $594,000, or 127%, from $469,000 in the nine month period ended June 30, 2008 to $1,063,000 in the nine month period ended June 30, 2009. The increase in the nine month period is the result of depreciation expense relating to properties acquired in foreclosure in the prior fiscal year and catch up depreciation taken on those properties reclassified from real estate properties held for sale.

Equity in earnings of unconsolidated ventures decreased $67,000 in the three months ended June 30, 2009 to $104,000 from $171,000 in the three months ended June 30, 2008.   This decrease is the result of decreased earnings by our joint venture with the CIT Group.  This category also decreased $3,305,000 in the nine months ended June 30, 2009 to a loss of $1,983,000 from earnings of $1,322,000 in the nine months ended June 30, 2008.   This decrease is primarily the result of a loss recorded by our joint venture with the CIT Group. In the current nine month period the venture recorded a loan loss provision to reflect a decrease in the value of a multi-family garden apartment complex which secured a non performing loan.

Gain on sale of joint venture interests increased $271,000 for the nine month period ended June 30, 2009 from $0 in the nine month period ended June 30, 2008.  In the current nine month period the Trust sold its interest in four joint ventures which owned properties located in Connecticut.  The proceeds of the sale were $1,350,000 and the Trust recognized a gain on the sale of $271,000.

Gain on sale of available-for-sale securities declined from $7,885,000 in the three month period ended June 30, 2008 to $92,000 in the three month period ended June 30, 2009.  In the current three month period the Trust sold 12,000 shares of Entertainment Properties Trust.  These securities, with a cost basis of $158,000, were sold for $250,000.  In the prior three month period the Trust sold 190,824 shares of Entertainment Properties Trust. These securities, with a cost basis of $2,506,000 were sold for $10,391,000.

Gain on sale of available-for-sale securities declined from $11,703,000 in the nine month period ending June 30, 2008 to $92,000 in the nine month period ending June 30, 2009.  In the current nine month period the Trust sold 12,000 shares of Entertainment Properties Trust.  These securities, with a cost basis of $158,000, were sold for $250,000.  In the prior nine month period the Trust sold 292,224 shares of Entertainment Properties Trust.  These securities with a cost basis of $3,838,000 were sold for $15,541,000.

Loss from discontinued operations was $2,283,000 in the three month period ended June 30, 2009 as compared to a loss of $5,280,000 in the three month period ended June 30, 2008.  The losses in both the current and prior three month periods are primarily due to impairment charges taken on real estate that the Trust has classified as held for sale or sold in these periods.  In the quarter ended June 30, 2009, the Trust took impairment charges of $2,211,000 against seven properties five of which were sold in the current period.  These impairment charges include $1,145,000 taken against condominium units located in Miami, Florida and $755,000 against condominium units located in Apopka, Florida.  In the quarter ended June 30, 2008 the Trust took impairment charges of $5,402,000 against five properties.  These impairments include $3,740,000 taken against units owned at two separate condominium complexes located in Miami and Apopka, Florida, $630,000 taken against a shopping center owned in Stuart, Florida and $985,000 taken against a multi family property located in Chattanooga, Tennessee.

Loss from discontinued operations was $18,178,000 in the nine month period ended June 30, 2009 as compared to a loss of $4,175,000 in the nine month period ended June 30, 2008.  The losses in both the current and prior three month periods are primarily due to impairment charges taken on real estate that the Trust has classified as held for sale or sold in these periods.  In the nine months ended June 30, 2009 the Trust took impairment charges of $17,522,000 against 11 properties.  These impairments include $1,130,000 taken against condominium units located in Miami, Florida, $7,185,000 against condominium units located in Apopka, Florida and $7,818,000 taken against five multi family properties located in Nashville, Tennessee.  In the nine months ended June 30, 2008 the Trust took impairment charges of $ 5,305,000 against four properties. These impairments include $3,690,000 taken against units at two separate condominium complexes located in Miami and Apopka, Florida, $630,000 taken against a shopping center in Stuart, Florida and $985,000 taken against a multi family property located in Chattanooga, Tennessee.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity.  Our interest income and our interest expense is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate.  At June 30, 2009, approximately 46% of our loan portfolio was variable rate based primarily on the prime rate.   Accordingly, changes in the prime interest rate or LIBOR would have an effect on our net interest income.  When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables and variable rate debt and believe that a one percent increase in interest rates would have a positive annual effect of approximately $64,000 on income before taxes and a one percent decline in interest rates would have a negative annual effect of approximately $64,000 on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position.  At June 30, 2009, our loan portfolio was primarily secured by properties located in New York and is therefore subject to risks associated with its economy.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is a table which provides the purchases we made in the quarter ended June 30, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2009 – April 30, 2009	13,213	(a)	$3.79	13,213	734,998

May 1, 2009 – May 31, 2009	-		-	-	734,998

June 1, 2009 – June 30, 2009	52,550	(a)	3.69	52,550	682,448

Total	65,763		$3.71	65,763

(a)	On March 10, 2008, our board of trustees authorized the repurchase of up to 1,000,000 of our common shares in the open market from time to time. These shares were purchased pursuant to this program.

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

BRT REALTY TRUST
(Registrant)

August 6, 2009	/s/ Jeffrey A. Gould
Date	Jeffrey A. Gould, President and
Chief Executive Officer

August 6, 2009	/s/ George Zweier
Date	George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)