Form 10-K
period 2009-09-30
BRT REALTY TRUST
filed 2009-12-14
CIK 14846

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07172

BRT REALTY TRUST
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	13-2755856 (I.R.S. employer identification no.)
60 Cutter Mill Road, Great Neck, New York (Address of principal executive offices)	11021 (Zip Code)

516-466-3100
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares of Beneficial Interest, $3.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE
(Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $25,726,000 based on the last sale price of the common equity on March 31, 2009, which is the last business day of the registrant's most recently completed second quarter.

         As of December 1, 2009, the registrant had 14,009,489 Shares of Beneficial Interest outstanding, excluding treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of shareholders of BRT Realty Trust to be filed not later than January 28, 2010 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

        This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. Forward looking statements are generally identifiable by use of words such as "may," "will," "will likely result," "shall," "should," "could," "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions or variations thereof.

        Forward-looking statements contained in this Annual Report on Form 10-K are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors which may cause actual results to vary from our forward-looking statements include, but are not limited to:

  •
  factors described in this Annual Report on Form 10-K, including those set forth under the captions "Risk Factors" and "Business";

  •
  defaults by borrowers in paying debt service on outstanding loans;

  •
  limitation of credit by institutional lenders;

  •
  impairment in the value of real estate property we own and real estate property securing our loans;

  •
  availability of mortgage origination opportunities acceptable to us;

  •
  national and local economic and business conditions;

  •
  general and local commercial real estate property conditions;

  •
  changes in Federal government policies;

  •
  changes in Federal, state and local governmental laws and regulations;

  •
  increased competition from entities engaged in mortgage lending;

  •
  changes in interest rates; and

  •
  the availability of and costs associated with sources of liquidity.

        We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of the filing of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

 PART I

Item l.    Business.

General

        Our primary business is to originate and hold for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. The loans we originate generally have relatively high yields and are short term or bridge loans with a duration ranging from six months to one year. We generally lend at a floating rate of interest based on a spread over the prime rate and receive an origination fee for the loans we originate. We conduct our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

        From time-to-time we originate junior commercial and multi-family mortgage loans, participate as an equity investor in, and mortgage lender to, joint ventures which acquire income producing real estate property and, in the past, we have purchased securities of other REITs.

        The unprecedented disruptions in the credit markets and the economic recession have caused significant declines in the value of real estate property assets and loss of liquidity, both long and short term, from the capital markets. As discussed below, these conditions had an adverse effect on our business, requiring us to refocus our business activities from originating loans to servicing our loan portfolio, which included workout activities, pursuing foreclosure actions, acquiring title to real estate properties securing our loans and, subsequent to acquiring title, operating these properties and engaging in activities related to selling these properties.

        With respect to information regarding segment reporting, the information included in Note 14 to our Consolidated Financial Statements is hereby incorporated by reference.

        We were organized as a business trust under the laws of the Commonwealth of Massachusetts in June, 1972. Our address is 60 Cutter Mill Road, Suite 303, Great Neck, New York 11021, telephone number 516-466-3100. Our website address is www.brtrealty.com.

The Effect of the Crisis in the Credit and Real Estate Markets on BRT

        The crisis in the credit and real estate markets and the recession had a material adverse effect on our business in Fiscal 2009, resulting in a net loss of $47,755,000 for the year ended September 30, 2009. The net loss contributed to the decrease in our shareholders' equity from $186,772,000 at September 30, 2008 to $121,227,000 at September 30, 2009. Specifically, the crisis in the credit and real estate markets and the recession negatively impacted our business in the following ways:

  •
  Substantially all of our borrowers repay the principal of our loan with the proceeds of a conventional institutional loan or proceeds derived from a sale of the property collateralizing our loan. In addition, borrowers engaged in conversion of multi-family residential properties to condominium ownership repay the principal of our loans from the sale of individual condominium units. Due to lending freezes, the imposition of stringent lending standards and onerous lending terms and dislocations in the mortgage securitization markets, our borrowers and potential purchasers of properties and individual residential condominium units have been significantly limited in their ability to obtain mortgage financing. These factors, plus the overall effects of the economic recession, caused a significant decline in real estate property values and caused our borrowers to default on their payment obligations to us. As a result, loans aggregating $68,184,000 in principal amount became non-earning in Fiscal 2009.

  •
  We recorded provisions for loan losses of $17,110,000 during the year ended September 30, 2009.

  •
  We recorded impairment charges of $31,046,000 against real estate properties, including real estate properties held for sale, during the year ended September 30, 2009.

  •
  Our loan originations in Fiscal 2009 were significantly less than in prior years due to reduced demand for our short term bridge loans, our concerns about the ability of potential borrowers to repay loans we originated, and the general turmoil in the commercial real estate market. As a result, we originated $12,704,000 of loans in Fiscal 2009 (excluding $17,777,000 of senior purchase money mortgage loans originated to facilitate the sale of real estate owned by us), as compared to $66,027,000 of loans originated in Fiscal 2008.

  •
  We agreed to terminate our $185 million revolving credit facility in June 2009, and do not currently have a credit facility. The amount of loans that we will be able to originate will be limited to the funds we have available in cash and cash equivalents (approximately $55,000,000 at December 8, 2009), and proceeds we receive from loan payoffs and from securities and asset sales.

  •
  At September 30, 2008, we owned real estate properties acquired in foreclosure proceedings, with a book value of $73,853,000, which is net of impairment charges of $6,545,000. In Fiscal 2009, we acquired real estate properties in foreclosure proceedings, with a book value of $60,305,000, and took additional impairment charges of $31,046,000. We sold real estate properties in Fiscal 2009 for an aggregate of $42,929,000 (which included $17,777,000 of senior purchase money mortgage loans provided to facilitate the sales). Since impairment charges had been taken prior to sale to reduce the book value of these properties to estimated market value, we recognized minimal gains or losses on the sale of these real estate properties.

  •
  Real properties, including properties held for sale, acquired by us in foreclosure proceedings had a negative cash flow in Fiscal 2009 of $3,547,000.

  •
  We incurred $908,000 of foreclosure related expenses in Fiscal 2009.

  •
  We incurred a tax loss in calendar 2008 of approximately $3,500,000, which consisted of $21,600,000 of capital gain and $25,100,000 of ordinary loss. Although our board of trustees suspended the payment of our regular quarterly dividend in December 2008, it declared a special capital gain dividend of $1.15 per common share in September 2009, payable 10% in cash and 90% in our common shares. We expect to report a tax loss in calendar 2009, which we expect to be between $31,000,000 and $37,000,000. Our board of trustees reviews our dividend policy quarterly and it is highly unlikely that we will pay any dividends until we have offset our future taxable income against our tax loss carry-forward. It may take us several years to use this offset in its entirety.

Our Loan Portfolio

        At September 30, 2009, we had twenty senior loans outstanding, including loans held for sale, secured by properties located in five states, of which 76% were secured by properties in the New York metropolitan area. Our outstanding loans had an aggregate principal balance as of September 30, 2009 of $81,232,000, before allowance for possible losses of $1,618,000, and an aggregate contractual interest rate of 9.11%. At September 30, 2009, eleven of our loans, with a principal balance of $17,481,000, or 22% of our outstanding loans, represented senior purchase money mortgage loans provided by us to facilitate the sale of real estate properties acquired in foreclosure proceedings. With respect to the outstanding loans, including loans held for sale, at September 30, 2009, $19,074,000, or 23.5% of our loan portfolio, was not earning interest. This compares with a loan portfolio, including loans held for sale, at September 30, 2008 of $136,008,000, before allowance for possible losses of $6,710,000, with an average contractual rate of interest of 12.42%. Of the loans outstanding at September 30, 2008, $18,407,000, or 13.5% of our loan portfolio, was not earning interest. A decrease in new originations year-over-year (excluding our senior purchase money mortgage loans), combined with loan repayments, contributed to a 38% decrease in outstanding real estate loans year-over-year. Also contributing to the decrease in outstanding real estate loans year-over-year was the acquisition by us of real estate properties, securing our loans, in foreclosure proceedings.

        During the year ended September 30, 2009, we originated an aggregate of $12,704,000 of new loans, an aggregate of $20,207,000 loans were repaid, in whole or in part, and we provided $17,777,000 of senior purchase money mortgage loans to facilitate the sale by us of real estate properties acquired in foreclosure proceedings. Interest on our loans is payable to us monthly. Our loans usually require that our borrowers pay to us monthly escrow amounts that are adequate to pay, when due, real estate tax installments on the properties securing our loans. We may also require and hold funds in escrow for the payment of casualty insurance premiums. At September 30, 2009, our three largest loans outstanding, including loans held for sale and senior purchase money mortgages, of approximately $26,075,000, $16,238,000 and $9,975,000, respectively, each of which is secured by one property, represented approximately 13.5%, 8.4% and 5.2%, respectively, of our total assets. There were no other loans in our portfolio that represented more than 5% of our total assets as of September 30, 2009.

        With respect to certain loans originated by us, the borrower funds an interest reserve out of the loan proceeds, from which all or a portion of the interest payments due to us are made for a specified period of time. We generally lend at a floating rate of interest based on a spread over the prime rate, with a stated minimum interest rate. In Fiscal 2009, we provided senior purchase money mortgages with a fixed rate of interest to purchasers of properties acquired by us in foreclosure proceedings in order to facilitate the sale of these properties. Additionally, in certain loan work-out situations, we converted existing floating interest rate loans to fixed rate loans to reduce the risk of borrower defaults. As a result, the percentage of our loan portfolio which was at a floating rate of interest at September 30, 2009 was less than our historical percentage. At September 30, 2009, approximately 43% of our outstanding loans, including loans held for sale, had a floating rate of interest and 57%, including loans held for sale, were fixed rate mortgages.

        The following table sets forth information regarding mortgage loans outstanding at September 30, 2009 (including senior purchase money mortgages and loans held for sale) before giving effect to deferred fee income:

	# OF LOANS	EARNING INTEREST		NOT EARNING INTEREST		TOTAL	ALLOWANCE FOR POSSIBLE LOSSES	REAL ESTATE LOANS NET
Portfolio loans
Condominium units (existing multi-family and commercial residential units)	2	$34,562,000	(1)	$—		$34,562,000	$—	$34,562,000	(1)
Multi-family residential	3	2,067,000		2,836,000		4,903,000	(1,618,000)	3,285,000
Hotel condominium units	1	1,650,000		—		1,650,000	—	1,650,000
Undeveloped land	1	6,390,000	(2)	—		6,390,000	—	6,390,000	(2)
Residential	1	8,000		—		8,000	—	8,000

	8	44,677,000		2,836,000		47,513,000	(1,618,000)	45,895,000

Purchase money mortgage loans—multi-family	4	16,804,000		—		16,804,000	—	16,804,000

Real estate loans held for sale
Office/Retail	1	—		16,238,000	(3)	16,238,000	—	16,238,000	(3)
Condominium units	7	677,000		—		677,000	—	677,000

	8	677,000		16,238,000		16,915,000	—	16,915,000

Total	20	$62,158,000		$19,074,000		$81,232,000	$(1,618,000)	$79,614,000

(1)
Includes a loan of $8,488,000 (representing a 50% parri passu interest in a loan of $16,976,000). The borrower filed for protection under Chapter XI of the Federal Bankruptcy Code in December 2009.

(2)
This loan was paid in full in November, 2009.

(3)
This loan was sold in December, 2009 for its approximate book value.

Loan Defaults

        At September 30, 2009, three loans, including one loan held for sale, each to a separate borrower, with an aggregate outstanding principal balance of $19,074,000, before allowances for possible losses of $1,618,000, were not earning interest.

        The following table sets forth the information concerning loans not earning interest at September 30, 2009:

TYPE OF PROPERTY	LOCATION	BOOK VALUE AS OF SEPTEMBER 30, 2009, NET OF LOAN LOSS ALLOWANCES
Multi-family residential	Syracuse, NY	$638,000	(1)
Office/retail	Brooklyn, NY	16,238,000	(2)
Multi-family residential	Manhattan, NY	580,000	(1)

Total		$17,456,000

(1)
Subject to foreclosure proceedings at September 30, 2009.

(2)
This loan was sold in December, 2009 for its approximate book value.

        In the event of a default by a borrower on a loan, we will, in substantially all cases, foreclose on the loan or other collateral held by us and may seek to protect our investment through negotiations with the borrower or other interested parties. Once a loan becomes non-performing, we generally do not receive interest payments on our loan, thereby reducing our revenues and net income (and taxable income). Foreclosure proceedings in certain jurisdictions can take a considerable period of time, and may extend for as long as two years. In addition, if a borrower files for protection under the United States bankruptcy laws during the foreclosure process, the delays may be longer. In a foreclosure proceeding, we will typically seek to have a receiver appointed by the court or an independent third party property manager appointed with the borrower's consent in order to preserve the property's income stream and provide for the maintenance of the property. From time-to-time, we make cash advances to the borrower, a court appointed receiver or an independent third-party manager for emergency repair items and for real estate taxes. At the conclusion of the foreclosure or negotiated workout process, the rents collected by the receiver or the third party manager, as the case may be, less costs and expenses of operating the property and the receiver's or manager's fees, are usually paid over to us.

Our Real Estate Assets

        At September 30, 2009, we owned real estate properties having a book value of $69,748,000, after impairment charges of $17,060,000 (including $5,652,000 of real estate assets held for sale after impairment charges of $2,668,000). These properties include assemblage sites and additional properties located in downtown Newark, NJ (vacant land, vacant buildings, retail, office and parking). The Newark, NJ properties, owned by a consolidated joint venture, had a total book value of $38,750,000 at September 30, 2009, representing 56% of our real estate assets and 20% of our total assets. None of our other real estate assets accounted for more than 10% of our total assets at September 30, 2009. In Fiscal 2009, $60,305,000 of real estate assets were acquired by foreclosure proceedings (net of loan chargeoffs of $15,935,000) and $42,929,000 (book value) of real estate assets were sold.

        The following table provides information relating to our sale in Fiscal 2009 of real estate properties we acquired in foreclosure proceedings:

LOCATION	TYPE OF PROPERTY	LOAN AMOUNT AT TIME OF ACQUISITION IN FORECLOSURE(1)	LOAN LOSS PROVISIONS AND IMPAIRMENT CHARGES(2)	BOOK VALUE OF PROPERTY AT TIME OF SALE(3)	NET SALES PROCEEDS
Apopka, FL	Condominium units	$19,249,000	$12,434,000	$5,916,000	$6,139,000	(4)
Naples, FL	Condominium units	6,475,000	4,275,000	2,215,000	2,215,000	(5)
Purchase, NY	Residential	2,666,000	1,200,000	1,504,000	1,504,000
West Palm, FL	Condominium units	1,510,000	363,000	971,000	994,000	(4)
Mesa, AZ(6)	Multi-family	12,455,000	—	12,455,000	13,960,000	(6)
Avalon, FL	Condominium units	1,070,000	807,000	268,000	281,000
New York, NY	Cooperative units	—	—	30,000	327,000
Madison, TN	Multi-family	2,764,000	1,439,000	1,729,000	1,833,000
Madison, TN	Multi-family	3,389,000	1,665,000	1,789,000	1,789,000
Smyrna, TN	Multi-family	6,338,000	1,550,000	4,872,000	5,072,000
Madison, TN	Multi-family	5,122,000	2,371,000	3,096,000	3,113,000
Nashville, TN	Multi-family	7,351,000	3,886,000	3,796,000	3,796,000
Miami, FL	Condominium units	10,158,000	2,728,000	3,409,000	3,458,000	(4)

(1)
Gives effect to loan paydowns prior to acquisition, but does not give effect to loan loss provisions taken against loans prior to acquisition.

(2)
Represents all loan loss provisions and impairment charges.

(3)
Gives effect to (i) $3,783,000 of improvement costs, (ii) insurance proceeds of $403,000 received to restore and repair properties and (iii) $1,070,000 of depreciation expense.

(4)
The net sales proceeds reflects the sale of condominium units in both Fiscal 2009 and Fiscal 2008.

(5)
The net sales price does not reflect $2,000,000 recovered from guarantors of the loan.

(6)
The real estate property was acquired in a foreclosure proceeding by a subsidiary of the CIT Joint Venture. The CIT Joint Venture thereafter sold the subsidiary to us and the property was sold immediately thereafter by us to an unrelated purchaser. For a description of the transaction see "CIT Venture" under the caption—"Joint Ventures" in Item I. "Business." The information set forth in the table does not reflect the activities of the joint venture with respect to this property, including the loan amount at the time of acquisition in foreclosure or the loan loss provisions and impairment charges, but reflects the value upon acquisition of the subsidiary.

        The following table sets forth information concerning properties acquired in foreclosure proceedings and owned by us, including real estate held for sale, at September 30, 2009:

LOCATION	TYPE OF PROPERTY	LOAN AMOUNT AT TIME OF ACQUISITION IN FORECLOSURE	LOAN LOSS PROVISIONS AND IMPAIRMENT CHARGES(1)		BOOK VALUE NET OF IMPAIRMENT CHARGES(2)
Daytona, FL	Land/vacant	$14,525,000	$4,050,000		$10,437,000
Newark, NJ	Land, retail, office and parking	37,804,000	9,057,000		38,750,000
Fort Wayne, IN	Hotel	3,258,000	553,000		2,653,000
Fort Wayne, IN	Multi-family	14,693,000	13,595,000		2,271,000
Manhattan, NY	Land	6,162,000	2,916,000		2,768,000
Nashville, TN	Multi-family	11,201,000	8,105,000		3,628,000
Miami, FL	Condominium Units(3)	10,158,000	—	(3)	5,633,000	(3)
Manhattan, NY	Cooperative Units	—	—		18,000

					$66,158,000

(1)
Represents all loan loss provisions and impairment charges.

(2)
Gives effect to (i) $5,192,000 of improvement costs, (ii) insurance proceeds of $760,000 received to restore and repair properties, and (iii) $650,000 of depreciation expense.

(3)
The total loan loss provisions and impairment charges of $2,278,000 applicable to the Miami, Florida condominium units is set forth in the above table which provides information relating to our sale in Fiscal 2009 of real estate properties we acquired in foreclosure. The condominium units referenced in the above table, representing the balance of the condominium units in Miami, FL owned by us at September 30, 2009, were sold subsequent to September 30, 2009 for its approximate book value.

        The Newark Joint Venture, which is described under the caption "Joint Ventures, Newark Joint Venture," owns assemblage sites and additional properties located in downtown Newark, NJ, and intends to redevelop all or a portion of the sites, particularly the assemblage sites, with personnel hired by the Newark Joint Venture or with development partners or sell some of its sites to developers or potential users. The assets of the Newark Joint Venture are included in our real estate properties, and our $27,000,000 loan to the Newark Joint Venture, which is secured by substantially all of the real estate assets of the Newark Joint Venture, is eliminated in consolidation and is not included in our outstanding loans. The space that is currently rented by the Newark Joint Venture is suitable and adequate for its current use, and all the sites have adequate insurance coverage for their current use.

        The following table sets forth information regarding the assemblage sites and the other properties conveyed to the Newark Joint Venture in Fiscal 2009, all of which are owned in fee by the Newark Joint Venture:

ASSEMBLAGE OR PROPERTY	NUMBER OF PROPERTIES		TYPE OF PROPERTY	RENTABLE SQUARE FEET(1)		ANNUAL REAL ESTATE TAXES	NUMBER OF TENANTS		PERCENT LEASED	PRINCIPAL TENANTS
Assemblage #1	13	(2)	Office and retail	294,952	(2)	$313,197	20	(3)	52%	None
Assemblage #2	9	(4)	Retail, office and parking(5)	193,368		324,593	9		67%	Friends of Team Academy Charter School
Beaver Street Property	1		Retail	8,160		2,408	0		0	None
Lincoln Park Property	2		Retail, office and parking	96,063		81,803	3		84%	LA Parking Corp.

(1)
Rentable square feet includes 419,798 square feet of retail and office space and 172,745 square feet of land used for parking.

(2)
Two of the Assemblage #1 properties are subject to third party mortgages. One mortgage, which is secured by a property which contains approximately 11% of the rentable square feet of the Assemblage, has an outstanding principal balance of approximately $900,000, provides for interest only payments of 7% per annum and matures in January 2015. The other mortgage is secured by a property which contains approximately 3% of the rentable square feet of the Assemblage, has an outstanding principal balance of approximately $1,200,000, provides for interest only payments of 7% per annum and matures in September 2011.

(3)
Leases representing 84.6% of the leased space of Assemblage #1 are month-to-month or have cancellation, relocation or demolition provisions. Many of these leases are at below market rentals.

(4)
One of the properties at Assemblage #2 is subject to two third party mortgages. The mortgages are secured by a property which contains 55,883 square feet of rentable space and is leased to a charter school and two retail tenants and have an outstanding principal balance aggregating approximately $5,130,000, provide for an interest rate of 6% per annum rate, are being amortized over the term of the mortgages and mature in 2030.

(5)
The Newark Joint Venture's current intention is to redevelop Assemblage #2, either by itself or with a development partner, with charter schools and residences for teachers, while retaining the ground floor retail space. As part of its redevelopment plan, the Newark Joint Venture leased 35,848 rentable square feet of space at this Assemblage site to a charter school pursuant to a 20 year lease. The lease commenced on October 1, 2009. The charter school is currently in operation.

        The following table sets forth a summary schedule of the annual lease expirations of the Newark Joint Venture's real estate assets, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations:

LEASE EXPIRATION	NUMBER OF LEASES EXPIRING(1)	SQUARE FOOTAGE OF LEASES EXPIRING	PERCENTAGE OF TOTAL LEASED SQUARE FEET	PROJECTED % OF 2010 RENTAL INCOME(2)
Month-to-month	12	153,989	42.2%	11.5
2010	4	22,970	6.3	5.6
2011	3	46,242	12.7	7.9
2012	8	66,354	18.2	32.3
2013	—	—	—	—
2014	1	2,920	0.8	1.6
2015	1	5,260	1.4	4.1
2016	1	30,027	8.2	2.7
2017	1	1,500	0.4	1.8
2018	—	—	—	—
2019 and thereafter	1	35,848	9.8	32.5

TOTAL	32		100%	100%

(1)
With respect to the assemblage sites, there are twelve leases which are month-to-month and five leases which contain cancellation, relocation or demolition provisions.

(2)
Assumes all month-to-month tenants remain in occupancy for the entire 2010 calendar year.

        With respect to properties we acquire in foreclosure proceedings, we supervise local property managers, and our staff supervises, or is directly responsible for, repairs and improvements at such properties and completing any construction projects unfinished by borrowers. In Fiscal 2009, we expended a total of $4,721,000 for improvements at properties acquired in foreclosure proceedings.

        With respect to unsold individual residential condominium units we acquire in foreclosure proceedings, we examine the local real estate market to determine the advisability of selling and/or in leasing vacant units. These activities include retaining sales and leasing agents, preparing advertising materials, negotiating brokerage agreements, supervising activities of brokers selected by us, and seeking mortgage financing opportunities for potential purchasers.

        Generally, our policy is to sell properties we acquire in foreclosure proceedings after completing necessary repairs and maintenance and engaging in leasing activities, if required. We may retain a property if we determine that holding it will result in a substantial increase in its market value. We will provide senior purchase money mortgage loans at competitive fixed interest rates, if necessary, in order to consummate a sale which we deem to be beneficial to us. During Fiscal 2009, we provided $17,777,000 of senior purchase money mortgage loans on four properties and on eight individual condominium unit sales at an average interest rate of 7.8%. In addition, in Fiscal 2009 we provided senior purchase money mortgage loans aggregating $3,584,000 to the purchasers in connection with the sale of a parcel of undeveloped land and on the sale of nine individual condominium units, but under generally accepting accounting principles these transactions will not be treated as sales, until the cash received by us in these transactions reaches adequate levels. Accordingly, until we receive adequate cash consideration, these properties, although sold by us as a matter of law, are treated on our financial statements as real estate properties and we do not recognize the purchase money mortgages as loans receivable.

        At September 30, 2009, less than 1.3% of our total assets, or an aggregate of approximately $2,477,000, were represented by interests in unconsolidated joint ventures that collectively own two properties and one loan. None of the real estate properties acquired by us in foreclosure proceedings are owned by these joint ventures. During Fiscal 2009, we sold our joint venture interest in four joint ventures, each of which owned one real estate property located in Connecticut, to our joint venture partner for a total consideration of $1,350,000, resulting in a gain to us of $271,000.

Our Investment Strategy

        Our long-term objective is to provide our shareholders with returns over time, including capital appreciation and cash distributions, by originating loans secured by a diversified portfolio of commercial and multi-family real property. Due to the crisis in the credit and commercial real estate markets, our business focus has shifted from originating loans to servicing our loan portfolio, including workout activities, pursuing foreclosure actions, acquiring the underlying real estate properties in foreclosure proceedings and supervising real estate assets and real estate asset dispositions.

        Although we pursued loan originations in Fiscal 2009, we did so at a significantly reduced level due to a limited demand for our short term bridge loans and our concerns about the ability of potential borrowers, in the current environment, to refinance and repay a loan we originate or to be able to sell the underlying real estate collateral or otherwise raise funds in order to repay the loan. Although we anticipate there will be a greater need for short term bridge lending in Fiscal 2010, we cannot predict with certainty when the recovery will begin and there can be no assurance that there will be increased demand for our short-term bridge lending in Fiscal 2010.

        We pursue lending opportunities with purchasers and prospective purchasers of commercial and multi-family real estate properties and property owners who require short-term financing for renovation or repositioning of a real estate asset. Our investment policy emphasizes the origination of short-term real estate loans secured by senior liens on real property. As of September 30, 2009, all of our portfolio consisted of first mortgage loans or senior and pari passu participations in first mortgage loans. Our lending activities focus on operating properties such as multi-family residential properties, residential properties being converted to condominium ownership, office buildings, shopping centers, mixed use buildings, hotels/motels, and industrial buildings.

        We also will, on a limited basis, provide senior loans secured by unimproved land, but generally require that the unimproved land collateralizing our loan has proper entitlements and that zoning is in place for the intended purpose. We also originate and hold for investment loans secured by improved commercial or multi-family residential property which is vacant, pending renovation or repositioning and sale or leasing of the property. From time to time, we may sell a senior, junior or pari passu participation in a loan we originate. We may also acquire senior, junior or pari passu participations in loans originated by others, and we may invest in the securities of other REITs.

        From time-to-time we will originate junior commercial loans, invest in loans as a junior participant or sell senior participations in loans we originate. When we invest in junior loans or hold junior participations, the collateral securing our loan is subordinate to the liens of senior loans or senior participations. It is possible that the amount which may be recovered by us in cases in which we hold a junior position may be less, or significantly less, than our total investment. At September 30, 2009, none of our loans was represented by a junior loan or a junior participation.

        We have historically solicited loans secured by real estate property located within the continental United States. We may expand our lending activities to include loans secured by properties located in Canada and Puerto Rico.

Our Origination Process and Underwriting Criteria

        We originate loans in a number of ways. We primarily rely on relationships developed by our officers and loan originators with real estate investors, commercial real estate brokers, mortgage brokers and bankers. We also advertise, use the internet and attend trade shows in order to develop relationships with potential borrowers and real estate brokers, mortgage brokers and bankers.

        When underwriting a loan, the primary focus of our analysis is the value of a property, which we determine by considering a number of factors, including location, current use and potential for alternative use, current and potential net operating income, if any, the local market for condominium conversion, if conversion to condominium ownership is contemplated, comparable sales prices, existing zoning regulations and intended use, if the loan is to be secured by undeveloped land, and local demographics. We also examine the experience of our potential borrower's principals in real estate ownership and management and, if applicable, real estate development.

        Loan approvals are based on a review of property information as well as other due diligence activities undertaken by us, including a site visit to the property, an in-house property valuation, a review of the results of operations of the property (historical and projected, if any) or, in the case of an acquisition of the property by our prospective borrower, a review of projected results of operations for the property, and a review of the financial condition and a credit report and background check of the principals of the prospective borrower. We do not obtain independent property appraisals, but instead rely on our in-house activities described above. If management determines that an environmental assessment of the underlying property is necessary, then such an assessment is conducted by an experienced third-party service provider. Before a loan commitment is issued, the loan must be reviewed and approved by our loan committee. Loan approval occurs after the assent of not less than four of the seven members of our loan committee, all of whom are executive officers of ours. We generally obtain a non-refundable cash deposit for legal, travel, and other expenses from a prospective borrower prior to or at the time of issuing a loan commitment, and our loan commitments are generally issued subject to receipt by us of title documentation and title insurance, in a form satisfactory to us, for the underlying property. The approval of our board of trustees is required for each loan which exceeds $20,000,000 in principal amount, and the approval of our board of trustees is also required where loans by us to one borrower exceed $50,000,000, in the aggregate.

        We usually require either a personal guarantee or a "walk-away guarantee" from the principal or principals of the borrower, in substantially all of the loans originated by us. A "walk-away guarantee" generally provides that the full guarantee of the principal or principals of the borrower terminates if the borrower conveys title to the property to us within a negotiated period of time after a loan default if the payment of mortgage interest to us, real estate taxes and other operating expenses are current. The "walk-away guarantee" is intended to provide an incentive to the principals of a borrower, in a situation where our borrower has defaulted, to have the collateral deeded to us in lieu of foreclosure, thereby reducing the cost of foreclosure proceedings. By complying with the terms of the "walk-away guarantee," the principals of the borrower can avoid the risk of being personally responsible for any difference between the amount owed to us and the amount we recover in a foreclosure proceeding. If we make more than one loan to a borrower, we may require that all or some of the outstanding loans to that borrower be cross-collateralized. In our judgment, during Fiscal 2009, the "walk-away guarantees" we secured upon the origination of certain loans provided us with leverage in negotiating loan paydowns from "walk away guarantors" and assisted in expediting the foreclosure process.

Joint Ventures

Newark Joint Venture

        Two of our wholly-owned subsidiaries are members of a joint venture (which we refer to as the Newark Joint Venture) with two members that are not affiliated with us. The financial condition and the results of operations of the Newark Joint Venture are consolidated with our financial statements. The Newark Joint Venture owns assemblage sites and additional properties located in downtown Newark, NJ (which includes vacant land, vacant buildings, office, retail and parking).

        Immediately prior to the formation of the Newark Joint Venture, we held loans aggregating approximately $38,000,000, secured by substantially all of the properties conveyed to the Newark Joint Venture by our borrowers. Since our borrowers were unable to repay our loans at maturity, we entered into loan work-out negotiations with them and, as a result of such negotiations, entered into the Newark Joint Venture. In connection with the work-out of our loans and the formation of the Newark Joint Venture, our loans were refinanced with a mortgage loan of $27,000,000, with the balance of our loans converted into a $6,900,000 preferred capital account interest and a 50.1% membership interest in the Newark Joint Venture, providing us with a capital account of $3,900,000. The other members caused all the properties secured by our loans, and additional properties (unencumbered by our loans) and contract rights to acquire additional properties, all located in downtown Newark, NJ, to be contributed to the Newark Joint Venture for which the other members received a 49.9% membership interest in the Newark Joint Venture (with a capital account of $3,900,000). Our $27,000,000 mortgage, which is eliminated in consolidation, is secured by a senior mortgage on substantially all of the properties owned by the Newark Joint Venture. See "Our Real Estate Assets" under Item 1 in this Annual Report on Form 10-K. Our loan matures on June 3, 2014, with a two-year extension option, and provides for an interest rate of 11% per annum, of which 6% is paid currently and 5% accrues and is paid at maturity. The extension option cannot be exercised unless all accrued interest is paid.

        The following is a summary of the material provisions of the amended and restated limited liability company operating agreement of the Newark Joint Venture, which is qualified in its entirety by reference to the agreement, a copy of which was filed with the Securities and Exchange Commission on June 9, 2009 as an exhibit to our Current Report on Form 8-K.

        Membership Interests.    We own 50.1% of the membership interests in the Newark Joint Venture, and the other members own 49.9% of the membership interests in the Newark Joint Venture.

        Manager.    An affiliate of the other members is the manager of the Newark Joint Venture and is responsible for the day to day management activities of the Newark Joint Venture, but our consent is required for all major decisions affecting the Newark Joint Venture and its properties. We may remove the manager upon six months advance written notice or immediately upon the occurrence of certain significant events.

        Fees to the Manager.    Until such time as the current manager is no longer the manager of the Newark Joint Venture, the Newark Joint Venture shall pay to the current manager an asset management fee and a property management fee aggregating $890,000 per annum, payable monthly in advance.

        Mandatory Capital Calls.    Members are required to make pro rata capital contributions to the Newark Joint Venture for any projected budget shortfalls.

        Buy-Sell.    Commencing on either December 3, 2013 or December 3, 2015, as the case may be, either member group may provide the other member group with written notice setting forth the amount they will pay to purchase all of the assets of the Newark Joint Venture. The member group which receives such notice has the option to (i) sell their membership interests in the Newark Joint Venture to the other members for their pro rata portion of the asset purchase price set forth in the written notice, or (ii) purchase the other members' membership interests in the Newark Joint Venture for their pro rata portion of the asset purchase price set forth in the written notice. If the acquirer is a third party member, then such acquirer is required to pay in full our mortgage and our preferred equity interest at closing.

        Right of First Refusal and Tag-along Rights.    At anytime, either member group may provide the other member group with written notice setting forth the sale price at which it desires to sell all or a portion of its membership interests. The member group which received such notice may purchase the offered membership interests at the price set forth in the notice. If they do not elect to purchase the membership interest in accordance with the terms of the notice, the offering members may secure another person to purchase its offered membership interests within 180 days. The group of members which received the sale notice may tag-along in a sale to such other person and sell their pro rata portion of the membership interests.

        Distributions.    The Newark Joint Venture may not distribute any cash flow to its members until our $27 million loan has been fully repaid, including accrued interest. Once it has been fully repaid, the cash flow of the Newark Joint Venture will generally be distributed as follows: (i) first, to each member pro rata in an amount equal to their unreturned additional capital contributions, (ii) second, to our members until we receive a 10% return on our preferred capital contributions, (iii) third, to our members until we receive an amount equal to our preferred capital contributions, and (iv) fourth, to each member pro rata until such members receive a 10% return on their additional capital contributions, (v) fifth, to the members pro rata an amount equal to their common capital contributions, and (vi) the remainder shall be distributed as follows: (a) 10% to the managing member, and (b) 90% pro rata to the other members pro rata.

CIT Joint Venture

        In November 2006, a wholly-owned subsidiary of ours entered into a joint venture with a wholly-owned subsidiary of CIT Capital USA, Inc; or the CIT member. The joint venture engaged in the business of investing in short-term commercial real estate loans for terms of six months to three years, similar to the real estate loans we originate. Subsequent to September 30, 2009, the joint venture was terminated and currently is winding up its affairs.

        The joint venture did not originate any loans in Fiscal 2008 or 2009. The joint venture's activities in Fiscal 2009 principally consisted of managing its loan portfolio. At September 30, 2009, the joint venture had one loan outstanding in the principal amount of $6,246,000 secured by a development site located in mid-town Manhattan. This loan was paid in full in November 19, 2009.

        In Fiscal 2009, a subsidiary of the joint venture acquired a multi-family property located in Mesa, Arizona in foreclosure proceedings. The property secured a $27,000,000 loan, on which the joint venture took a loan loss provision of $11,346,000. The joint venture solicited bids for the sale of the property and received all cash offers and offers containing financing provisions. The CIT member required that the property be sold pursuant to an all cash offer, even though an all cash offer was not the highest offer received. We, BRT Realty Trust, agreed with the CIT member that we would purchase the subsidiary from the joint venture for $12,000,000, matching the price of the highest all cash offer for the purchase of the property and the transaction was consummated. The joint venture recorded an impairment charge of $2,783,000 on the sale of its subsidiary to us, and we recorded our proportionate share of this loss as an increase to the basis of the property owned by the acquired subsidiary. Immediately after we purchased the subsidiary from the joint venture, the subsidiary sold the property for $14,250,000 and we provided a senior purchase money mortgage loan of $9,975,000 to facilitate the sale. The loan provided by us has a three year term and provides for interest only payments of 9% per annum during the term. We recorded a gain on the sale of the property of $1,505,000, net of closing costs and expenses.

Junior Subordinated Notes

        On May 26, 2009, we entered into an exchange agreement pursuant to which an aggregate of $55,000,000 of our outstanding trust preferred securities were exchanged for an aggregate of $58,300,000 of newly issued junior subordinated notes. From May 1, 2009 through July 31, 2012, the outstanding notes bear interest at the rate of 3.5% per annum, to be paid annually in advance. From August 1, 2012 through April 28, 2016, the interest rate will be 8.37% per annum, and commencing

April 29, 2016, the annual interest rate will equal LIBOR plus 2.95%. On September 29, 2009, we retired $15,900,000 of our junior subordinated notes in exchange for aggregate consideration of $7,950,000, consisting of replacement securities we acquired in the open market during September 2009 and cash, which resulted in an accounting gain to us of $6,443,000. As of September 30, 2009, $42,400,000 notional value of our junior subordinated notes is outstanding. These securities, which have an outstanding book balance of $40,234,000, mature on April 30, 2036 and are redeemable at our option at any time.

        Pursuant to the exchange agreement, at all times prior to August 1, 2012, as long as we remain a REIT, we will be permitted to make distributions to our shareholders provided that (i) for tax years 2008 and 2009, such distributions are paid in the form of common shares to the maximum extent permissible under existing Internal Revenue Service regulations, with the balance payable in cash and (ii) thereafter, to satisfy REIT requirements or pay capital gains, if any, provided such distributions are paid in the form of common shares to the maximum extent permissible under the IRS regulations in effect at the time of such distributions, with the balance payable in cash.

Our Investment in Entertainment Properties Trust

        As of September 30, 2009 and November 30, 2009, we owned 89,289 and 15,091 common shares, respectively, of Entertainment Properties Trust, referred to as EPR. These shares have an average cost for book purposes of $13.15 per share. As of September 30, 2009, the market value of this investment was approximately $3,048,000, or $34.14 per share, and as of November 30, 2009, it was approximately $477,000, or $31.59 per share. In Fiscal 2009, we sold 42,000 shares of EPR for a gain for book purposes of $628,000 and from September 30, 2009 through November 30, 2009, we sold 74,198 shares of EPR for an approximate gain for book purposes of $1,450,000.

Competition

        With respect to our real estate lending activities, we compete, in the current economic environment, for first mortgage loans with other entities, including other mortgage REITs, specialty finance companies, public and private lending companies, investment funds and others. Many of our competitors possess greater financial and other resources than we possess. Mortgage lending has been historically competitive, but in the current economic environment it is difficult to determine our direct and indirect competitors or the extent of the competition.

        Competitive variables in our lending activities include market visibility, size of loans offered, rate, fees, term and underwriting standards. To the extent a competitor offers a lower rate, is willing to risk more capital in a particular transaction, and/or employs more liberal underwriting standards, our origination volume and profit margins would be adversely impacted. We compete by offering rapid response time in terms of approval and closing and by offering "no prepayment penalty" loans. In order to supplement our marketing activities, we engage in a national advertising program.

        With respect to the sale by us of real estate assets, we compete with any entity seeking to dispose of similar properties, including other REITs, banks, pension funds, hedge funds, real estate developers and private real estate investors. Competition is primarily dependent on price and the ability to secure financing. Other competitive factors which a potential buyer may take into account are location and physical condition of the property.

Our Structure

        We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a master limited partnership involved in the ownership and operation of a diversified portfolio of real estate, and One Liberty Properties, Inc., a publicly-traded equity REIT. Jeffrey A. Gould, our President and Chief Executive Officer, George Zweier, our Vice President and

Chief Financial Officer, two other officers engaged in loan origination, underwriting and servicing activities, and four others engaged in underwriting and servicing activities devote substantially all of their business time to us, while our other personnel (including several officers) share their services on a part-time basis with us and other affiliated entities that share our executive offices. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among us and the affiliated entities. The allocation is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each entity that is a party to the Shared Services Agreement. A copy of the Shared Services Agreement was filed on December 11, 2008 with the Securities and Exchange Commission as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended September 30, 2008.

        In addition, we are party to an Amended and Restated Advisory Agreement, between us and REIT Management Corp., our advisor. Pursuant to the Amended and Restated Advisory Agreement, REIT Management Corp. furnishes advisory and administrative services with respect to our business, including, without limitation, arranging and negotiating credit facilities, participating in our loan analysis and approvals, providing investment advice, providing assistance with building inspections and litigation strategy and support. In addition, in connection with non-performing loans, REIT Management Corp., among other activities, engages in negotiations with borrowers, guarantors, and their advisors related to workouts, participates in strategic decisions relating to workouts and foreclosures and may interface with receivers, managing agents and court appointed trustees with respect to specific collateral securing our loans.

        For services performed by REIT Management Corp. under the Amended and Restated Advisory Agreement, REIT Management Corp. receives an asset management fee equal to .6% of our invested assets and an incentive fee from borrowers of .5% of the total commitment amount, payable upon funding a loan commitment, provided that we have received at least a loan commitment fee of 1% from the borrower in any such transaction and any loan commitment fee in excess of 1.5% of the total commitment amount is retained by us. REIT Management Corp. is wholly owned by the chairman of our Board of Trustees and he and certain of our executive officers, including our President and Chief Executive Officer, receive compensation from REIT Management Corp. We discuss compensation paid by REIT Management Corp. to our Chairman and President and Chief Executive Officer and to certain of our executive officers in our proxy statement for our Annual Meeting of Shareholders.

        We believe that the Shared Services Agreement and the Amended and Restated Advisory Agreement allow us to benefit from access to, and from the services of, a group of senior executives with significant real estate knowledge and experience.

        We also engage affiliated entities in management activities with respect to some of the properties acquired by us in foreclosure proceedings and some of the properties owned by joint ventures in which we are an equity participant. These management activities include, among other things, rent billing and collection, property repair, maintenance and improvement, contractor negotiation, construction management and sales and leasing activities. In management's judgment, the fees paid by us to these affiliated entities are competitive with fees that would be charged for comparable services by unrelated entities.

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

Item 1A.    Risk Factors.

        In addition to the other information contained or incorporated by reference in this Form 10-K, you should carefully consider the following risk factors. Any of these risks or the occurrence of any one or more uncertainties described below could have a material adverse effect on our business, financial condition, results of operations and the price of our common shares.

Risks Related to Our Business

The disruptions in the credit and real estate markets may continue to adversely affect our business.

        Since mid-2007, the credit markets and the markets for real estate assets have been subject to unprecedented disruptions, which has had a material adverse effect on us. These disruptions have resulted in severe limitations on the availability of credit and a deterioration in the value of real estate assets causing a significant increase in defaults by our borrowers in their monetary obligations to us, declining revenues and increased expenses, including significant increases in provisions for loan losses and impairment charges, losses sustained in the operation of real estate properties acquired in foreclosure proceedings and foreclosure related professional fees. The continuing limitation of credit and the further devaluation of real estate assets may adversely impact our results of operations in the future.

If defaults on our loans continue, it will result in continuing declines in revenues and net income.

        Loan defaults result in a decrease in interest income and may require the establishment of, or an increase in, loan loss reserves. The decrease in interest income resulting from loan defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance and accrued interest due on a defaulted loan, plus the legal costs incurred in pursuing our legal remedies. Legal proceedings, which may include foreclosure actions and bankruptcy proceedings, are expensive and time consuming. The decrease in interest income, and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses. In addition, the decrease in interest income, the costs incurred by us in a defaulted loan situation and increases in loan loss reserves will have an adverse impact on our net income, taxable income, and shareholders' equity.

        During Fiscal 2009, loans aggregating $68,184,000, before loan loss allowances, became non-earning. In Fiscal 2009 we acquired title to properties securing $56,448,000 of non-performing loans, before loan loss allowances, in foreclosure proceedings, and these loans were reclassified to real estate properties or real estate properties held for sale at a book value of $40,512,000, after chargeoffs of $15,936,000. Non-earning loans (including loans held for sale) represented 23.5% of the principal balance of our outstanding loans and 9.9% of our total assets at September 30, 2009. The non-payment of interest income on non-earning loans had the effect of reducing our revenues by $4,141,000 in Fiscal 2009. Continuing uncertainty in the credit and real estate markets may result in additional defaults by our borrowers in the future.

Decrease in our loan originations will negatively affect our results of operations.

        In the current recessionary environment, potential borrowers have little or no need for short-term bridge loans, as their activity in the real estate markets has been curtailed or has slowed down to a significant extent. In addition, we are concerned with the ability of potential borrowers to refinance or sell properties in order to repay our loans and therefore we have been very conservative in originating loans. As a result, there was an 81% decrease in the amount of loans originated by us in Fiscal 2009 (excluding senior purchase money mortgages provided by us to facilitate the sale of real estate properties acquired by us in foreclosure), as compared to Fiscal 2008. Interest and fees earned on our loan portfolio, including purchase money mortgages but excluding loans held for sale, was $9,710,000,

$18,772,000 and $38,757,000 in Fiscal 2009, 2008 and 2007, respectively, resulting in part from an 81% decrease in originations in Fiscal 2009 as compared to Fiscal 2008 and a 45% decrease in originations in Fiscal 2008 as compared to Fiscal 2007. Until there are positive changes in the credit and real estate markets and an increased demand for bridge loans, the level of our loan originations will continue at a reduced level, which would negatively affect our revenues, net income, shareholders' equity and may result in our operating at a cash flow deficit in Fiscal 2010.

We do not have a credit facility, which will limit our loan origination activity.

        At September 30, 2009 and December 8, 2009, we had $25,708,000 and approximately $55,000,000, respectively, in cash and cash equivalents and $8,963,000 and approximately $5,000,000, respectively, of securities available-for-sale, or a total of $34,671,000 and approximately $60,000,000, respectively, available for loan originations and operations. Although the sale of real estate properties and loans would make additional funds available for loan originations, the time frame within which these properties and loans could be sold and potential proceeds generated to us is not predictable. Since we do not currently have a credit facility, if we are unable to obtain a new credit facility, we will be limited in the amount of mortgage loans we can originate, which will limit our revenues and operating results.

        Although we are in discussions with respect to a new credit facility, there can be no assurance that a new credit facility will be secured or that the terms will be acceptable to us.

We incurred substantial loan loss provisions and impairment charges in Fiscal 2009 and may incur additional loan loss provisions and impairment charges in Fiscal 2010.

        We evaluate our loan loss provisions and impairment charges quarterly. Our loan loss provisions and impairment charges reflect management's judgment of the probability and severity of loan losses and the decline in the value of real estate property assets owned by us and securing our loans. The valuation process, which is inherently difficult, is particularly difficult during a recession in which the availability of credit is severely limited and commercial real estate transactions have significantly decreased.

        Regardless of the loan loss provisions we have taken with respect to our loans or impairment charges we have taken with respect to real estate properties owned, additional provisions and impairments may be required in the future as a result of factors beyond our control, including, among other things, the continuation or downward acceleration of the economic recession and changes in market conditions affecting the value of loan collateral and real property assets. If our loan loss provisions or impairment charges prove inadequate to cover actual losses, we could suffer additional losses.

        Due to the credit crisis and the significant decrease in commercial real estate values, we incurred substantial loan loss provisions and impairment charges in Fiscal 2009. These loan loss provisions and impairment charges have been responsible to a significant extent for the losses we sustained in Fiscal 2009. We believe these loan loss provisions and impairment charges have depressed our stock price, harmed our liquidity and adversely impacted our results of operations and may continue to do so. Our loans and real estate properties may suffer additional impairments in the future causing us to recognize additional losses. We may be forced to sell our assets at a time when the market is depressed in order to support or enhance our liquidity. Despite our need to sell our assets, we may be unable to make such sales on favorable terms or at all, further materially damaging our liquidity and operations.

Current economic conditions and turmoil in the credit markets expose us to a variety of risks.

        Current economic conditions, the availability and cost of credit, the weak mortgage market, and declining real estate values have contributed to increased volatility and diminished expectations for real estate markets. The recessionary economic conditions in the United States may continue and may cause a significant increase in vacancy rates at commercial and multi-family properties in the future. Current economic conditions and the credit crisis may also cause real estate property values to decline further and these declines could reduce the proceeds we receive upon sale of real estate property assets, if we are able to sell our properties, or adversely impact our ability to lease our real estate properties. Current economic conditions and the credit crisis may also cause our borrowers to default in their payment obligations to us.

The Newark Joint Venture may have an operating loss for the foreseeable future.

        Included in our real estate assets are the properties owned by the Newark Joint Venture, which properties have an aggregate book value of $38,750,000 at September 30, 2009. The Newark Joint Venture properties represent 56% and 20%, respectively, of our real property assets and total assets at September 30, 2009. We anticipate that the Newark Joint Venture will operate at a loss in Fiscal 2010 and will continue to operate at a loss for several years. If the Newark Joint Venture operates at a loss, we and our Newark Joint Venture partners will be required to fund the losses by making additional capital contributions, on a pro rata basis. Although it is possible that the need to make additional contributions will be mitigated by the sale of some of the Newark Joint Venture properties or financing secured by the Newark Joint Venture for the operation and/or development of its sites, currently, there are no agreements to sell any of the Newark Joint Venture properties or any financing commitments issued, and there is no assurance that any agreement or commitment will be obtained in the foreseeable future. The operations of the Newark Joint Venture could have an adverse effect on our financial condition and liquidity for a number of years.

We have limited experience in developing and operating assemblage sites.

        The principal assets of our Newark Joint Venture are assemblage sites and additional properties located in downtown Newark, NJ. Since real estate development is not a business in which we have previously engaged, we are subject to risks that differ from those to which we have been subject to historically. Although the principal of the managing member of the Newark Joint Venture (who is formerly the principal of our borrowers) is knowledgeable with respect to the local real estate market, neither he nor we are experienced in real estate development activities. As a result, in order to redevelop these assemblage sites, the Newark Joint Venture will have to hire personnel knowledgeable in real estate development to assist in its development, become involved with a development partner, or sell some or all of the sites to developers or potential users. There can be no assurance that the Newark Joint Venture will be successful in hiring experienced personnel, finding a development partner with skills needed to develop and/or manage the redevelopment of the sites, or that we will be able to sell some or all of the properties to developers or potential users.

The success of our Newark Joint Venture depends, to a large extent, on the principal of the Newark Joint Venture's manager.

        The principal of the manager of the Newark Joint Venture was responsible for acquiring all the properties owned by the Newark Joint Venture. We believe that the principal's continued involvement is important to the success of the Newark Joint Venture. The diminution or loss of his services due to disability, death or for any other reasons could have a material adverse effect on the Newark Joint Venture's business, which would result in a material adverse effect on our business.

        The Newark Joint Venture carries key man life insurance on the principal of the manager of the Newark Joint Venture in the amount of $20,000,000. There can be no assurance that the proceeds from such life insurance would be sufficient to compensate the Newark Joint Venture for the loss of his services, and these policies do not provide any benefits if he becomes disabled or is otherwise unable to render services to the Newark Joint Venture.

The geographic concentration of our portfolio may make our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions.

        Although we originate and hold for investment loans secured by real property located anywhere in the United States, currently 78% of our outstanding loans (including loans held for sale) are secured by properties located in the New York metropolitan area. In addition, 56% of our real estate assets are located in Newark, NJ. A lack of geographical diversification makes our mortgage portfolio and real estate property holdings more sensitive to local or regional economic conditions. In particular, if there is a significant decline in the economy of the New York metropolitan area (including Newark, NJ), this could result in a greater risk of default under our loans compared with the default rate for loans secured by properties in other geographic locations and a greater risk of a decrease in the value of our real estate assets compared with a decrease in value of properties located in other geographic locations. This could result in a reduction of our revenues, increases in our loan loss allowances and impairment charges and a reduction of our net income, which reductions and increases might not be as acute if our portfolio were more geographically diverse.

In order for real estate properties to generate positive cash flow or to make real estate properties suitable for sale, we may need to make significant capital improvements and incur deferred maintenance costs to these properties.

        Some of the properties we acquired or will acquire in foreclosure proceedings may face competition from newer, more updated properties. In order to remain competitive and increase occupancy at these properties and/or make them attractive to potential purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. The cost of these improvements and deferred maintenance items may impair our financial performance and our liquidity.

Financing with high loan-to-value ratios involves increased risk of loss and may adversely affect us.

        Our primary source of recovery in the event of a loan default is the real estate property underlying a defaulted loan. Therefore, the value of our loan depends upon the value of the underlying real estate property. The value of the underlying property is dependent on numerous factors outside of our control, including national, regional and local business and economic conditions, inflation, government economic policies and the availability of credit. A loan-to-value ratio is the ratio of the amount of our loan to the estimated market value of the property underlying a loan, as determined by our internal valuation process. In the current economic environment, the market value of real property underlying our loans has, in a significant number of cases, decreased to less than the principal balance due on our loan. The higher the loan to value ratio, the greater the risk that the amount obtainable from sale of a property will be insufficient to repay the loan in full upon default.

In order to facilitate the sale of our real estate properties in Fiscal 2009, we provided seller financing to several purchasers and may continue to do so in the future.

        Due to the current credit crisis, institutional lenders have adopted restrictive and onerous lending policies and significantly increased the costs of borrowing, making it very difficult for potential purchasers to secure financing for the purchase of a property. In Fiscal 2009 we sold properties for an aggregate of $42,929,000, of which we received an aggregate of $25,152,000 in cash and provided an aggregate of $17,777,000 of fixed rate senior purchase money mortgages in order to facilitate the sale of properties we acquired in foreclosure proceedings. As a result, we only received a portion of the sales proceeds from these properties at closing, and the balance of the sales proceeds is at risk if the purchaser defaults under the terms of the seller financing we provided. Since we may provide senior purchase money mortgages in the future, we may only receive a portion of the sales proceeds at closing and will only receive the balance of the sales proceeds if the purchaser does not default under the terms of any seller financing we may provide. The sale of properties with seller financing also affects our liquidity.

It is highly unlikely that we will declare any dividends in 2010.

        In December 2008, our board of trustees suspended the payment of our regular quarterly dividends. Except for a special capital gain dividend of $1.15 per share paid on October 30, 2009, of which 10% of the total dividend amount was paid in cash and the balance in our common shares, no other dividends were declared or paid in Fiscal 2009.

        In order to qualify as a REIT, we are required to distribute 90% of our taxable income. At December 31, 2008, we had a tax loss carry-forward of $16,800,000 and we anticipate a taxable loss ranging between $31,000,000 and $37,000,000 in calendar 2009. We can offset our future taxable income against our tax loss carry-forward for twenty years or until the tax loss carry-forward has been fully used, whichever occurs first. As a result, we do not expect to pay a dividend in calendar 2010 and it is unlikely that we will be required to pay a dividend for several years thereafter in order to maintain our REIT status.

        Our board of trustees considers the payment of dividends at its quarterly board meeting. At the present time there is no expectation that a dividend will be paid in the 2010 calendar year or for a number of years thereafter. The non-payment of dividends may negatively impact the price of our common shares.

Risks of cost overruns and noncompletion of renovation of properties underlying rehabilitation loans or condominium conversions may result in significant losses.

        The renovation or refurbishment by a borrower of the property securing our loan involves risks of cost overruns and noncompletion. If such renovation or refurbishment is not completed in a timely manner, or if it costs more than projected, the borrower may experience a prolonged impairment of net operating income and may be unable to make payments on our loan, which could result in reduced income to us. In addition we may be required to complete the renovation or refurbishment if we acquire the property in foreclosure proceedings.

The increased risk of loans secured by unimproved land may harm our results of operations.

        From time-to-time, we provide loans that are secured by unimproved land. Land loans are subject to a higher risk of default because such properties are not income producing properties. In addition, the market value of such properties is volatile. Although we only make loans on undeveloped land if entitlements and zoning is in place for the intended use, there is always the risk that entitlements and zoning may be changed or lapse. Consequently, in the event of a default and foreclosure, we may not be able to sell undeveloped land for an amount equal to our investment and we may lose a significant portion of our investment. In the event of our acquisition of undeveloped land in foreclosure proceedings, we may elect to hold the property until the market becomes more favorable. In such case during the holding period, which could be for a number of years, we will not receive any income from this property and we will be required to pay the costs of carrying the property, primarily real estate taxes and insurance, which could adversely affect our net income and shareholders' equity.

We are subject to the risks associated with loan participations, such as lack of full control rights.

        Some of our investments are participating interests in loans in which we share the rights, obligations and benefits of the loan with participating lenders pursuant to a participation agreement. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, the institution of, and control over, foreclosure actions, entering into forbearance agreements with borrowers, and sale of the underlying property upon acquisition in foreclosure. Our participant may have interests and goals that are different from ours and may desire an action or position which we oppose.

We may have less control of our investment when we invest in joint ventures.

        From time-to-time, we have entered into joint venture agreements. Our co-venturers may have different interests or goals than we do and our co-venturers may not be able or willing to take an action that is desired by us. A disagreement with respect to the activities of the joint venture could result in a substantial diversion of time and effort by our management and could result in our exercise, or one of our co-venturers exercise, of the buy/sell provision often contained in our joint venture organizational documents. In addition, there is no limitation under our charter documents as to the amount of funds that we may invest in joint ventures. Accordingly, we could invest a substantial amount of our funds in joint ventures which ultimately may not be profitable as a result of disagreements with and among our co-venturers.

Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties underlying our investments.

        To the extent we foreclose on properties with respect to which we have extended mortgage loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

        The presence of hazardous substances may adversely affect an owner's ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our loans becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us.

        If we foreclose on properties underlying our loans, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition.

We operate in a highly competitive market.

        We compete with many third parties engaged in finance and real estate investment activities, including other REITs, specialty finance companies, public and private lending companies, investment funds and other entities. Some of these competitors have substantially greater financial resources than we do and generally may be able to accept more risk. As such, they have the ability to make larger loans and to reduce the risk of loss from any one loan by having a more diversified loan portfolio. They may also enjoy significant competitive advantages that result from, among other things, enhanced operating efficiencies. An increase in the availability of funds to lenders, or a decrease in the amount of borrowing activity, may increase competition for making loans and may reduce obtainable yields or increase the credit risk inherent in the available loans.

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

        We depend on the services of Fredric H. Gould, chairman of our board of trustees, Jeffrey A. Gould, our president and chief executive officer, and other members of senior management to carry out our business and investment strategies. Although Jeffrey A. Gould devotes substantially all of his business time to our affairs, he devotes a limited amount of his business time to entities affiliated with us. In addition to Jeffrey A. Gould, only three other executive officers, Mitchell Gould, our executive vice president, Lonnie Halpern, a vice president, and George Zweier, our vice president and chief financial officer, devote substantially all of their business time to us. The remainder of our executive management personnel share their services on a part-time basis with entities affiliated with us and located in the same executive offices pursuant to a shared services agreement. We rely on part-time executive officers to provide certain services to us, including legal, accounting and computer services, since we do not employ full-time executive officers to handle these services. If the shared services agreement is terminated, we will have to obtain such services or hire employees to perform them. We may not be able to replace these services or hire such employees in a timely manner or on terms, including cost and level of expertise, that are as favorable as those we receive under the shared services agreement.

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

Item 1B.    Unresolved Staff Comments.

        None.

 Executive Officers of Registrant

        Set forth below is a list of our executive officers whose terms will expire at our 2010 annual Board of Trustees' meeting. The business history of officers who are also Trustees will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2010.

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

*
Fredric H. Gould is the father of Jeffrey A. and Matthew J. Gould.

**
Simeon Brinberg is the father-in-law of Mark H. Lundy.

        Mitchell K. Gould (age 37), employed by us since May 1998, has been a Vice President since March 1999 and Executive Vice President since March 2007. From January 1998 until May 1998, Mr. Gould was employed by Bear Stearns Companies, Inc. where he was engaged in originating and underwriting commercial real estate loans for securitization.

        Simeon Brinberg (age 75) has been our Secretary since 1983, a Senior Vice President since 1988, and Senior Counsel since March 2006. Mr. Brinberg has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., since October 1988. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. Since June 1989, Mr. Brinberg has been a Vice President of One Liberty Properties, Inc. (currently a Senior Vice President), a REIT engaged in the ownership of income producing real properties leased to tenants under long term leases. Mr. Brinberg is a member of the New York Bar and was engaged in the private practice of law for approximately 30 years prior to 1988.

        David W. Kalish (age 62) has been our Senior Vice President, Finance since August 1998. Mr. Kalish was our Vice President and Chief Financial Officer from June 1990 until August 1998. He has been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June 1990. For more than five years prior to June 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company LLP and its predecessors.

        Israel Rosenzweig (age 62) has been a Senior Vice President since April 1998. Mr. Rosenzweig has been a Vice President of Georgetown Partners, Inc. since May 1997 and from 2000 to March 2009 was President of GP Partners, Inc., an affiliate of Gould Investors L.P. which provided advisory services in the real estate and financial services industries to an investment advisor. He also has been a Senior Vice President of One Liberty Properties, Inc. since May 1997.

        Mark H. Lundy (age 47) has been our General Counsel and Assistant Secretary since March 2007 and a Senior Vice President since March 2005. From 1993 to March 2005 he was a Vice President. He has been the Secretary of One Liberty Properties, Inc. since June 1993 and he also serves as a Senior Vice President of One Liberty Properties, Inc. Mr. Lundy has been a Vice President of Georgetown Partners, Inc. (currently Senior Vice President) since July 1990. He is a member of the bars of New York and Washington, D.C.

        George E. Zweier (age 45) has been employed by us since June 1998 and was elected Vice President, Chief Financial Officer in August 1998. For approximately five years prior to joining us, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo-Mitsubishi Limited in its New York office.

        Lonnie Halpern (age 34) has been employed by us since August 2005 and was elected a Vice President in March 2007. Mr. Halpern is a member of the bars of New York and Massachusetts, and was an associate at Goodwin Procter LLP, New York, N.Y. from September 2001 to March 2004 and Hogan & Hartson LLP, New York, N.Y. from April 2004 to July 2005.

Item 2.    Properties.

        Our executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where we currently occupy approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building in which our executive offices are located is owned by a subsidiary of Gould Investors L.P. For the year ended September 30, 2009, we contributed $83,000 to the annual rent of $441,000 paid by Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc., and related entities. We also lease, under a direct lease with the Gould Investors L.P. subsidiary, an additional 1,800 square feet directly adjacent to the 12,000 square feet at an annual rental of $58,000.

        At September 30, 2009, we owned nine real estate properties (including real estate properties held for sale), with an aggregate book value of $69,748,000, of which eight properties were acquired in foreclosure proceedings. The properties owned by our Newark Joint Venture, having a book value of $38,750,000 as of September 30, 2009, represent 20% of our total assets as of September 30, 2009. No other real estate property owned by us represents 10% of our total assets as of September 30, 2009. Reference is made to "Our Real Estate Assets" in Item 1 of this Annual Report on Form 10-K for a schedule of the real property assets acquired by us in foreclosure proceedings and owned at September 30, 2009 and for information concerning the properties owned by the Newark Joint Venture.

Item 3.    Legal Proceedings.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares of beneficial interest, or Common Shares, are listed on the New York Stock Exchange, or the NYSE, under the symbol "BRT." The following table shows for the periods indicated, the high and low sales prices of the Common Shares on the NYSE as reported on the Composite Tape and the per share dividend declared in the periods indicated:

Fiscal Year Ended September 30,	High	Low	Dividend Per Share
2009
First Quarter	$9.38	$2.30	$—
Second Quarter	5.20	2.84	—
Third Quarter	5.72	3.50	—
Fourth Quarter	7.69	3.31	1.15	*

*
Represents a special capital gain dividend of $1.15 per share, which was declared on September 14, 2009 and distributed on October 30, 2009. We applied the provisions of an IRS Revenue Procedure related to REITs, which permits public REITs to distribute a dividend with respect to the tax year ending December 31, 2009 by issuing shares of common stock; provided that at least 10% of the dividend amount is paid in cash. As a result, we distributed an aggregate of 2,437,352 of our Common Shares and paid approximately $1,330,000 in cash in connection with the special capital gain dividend. The cash amount was allocated pro rata among all shareholders who elected to receive cash. Since any shareholder electing cash could not receive the entire dividend in cash, the remainder of the dividend was paid in our Common Shares. Shareholders who did not elect to receive cash received the entire dividend in our Common Shares.

Fiscal Year Ended September 30,	High	Low	Dividend Per Share
2008
First Quarter	$18.20	$14.40	$.62
Second Quarter	16.50	10.89	.62
Third Quarter	16.37	10.39	.62
Fourth Quarter	12.98	6.65	1.33	*

*
Represents a special dividend of $.71 per share and a regular dividend of $.62 per share, each of which was declared on September 8, 2008 and paid on October 2, 2008.

        On December 7, 2009, the high and low sales prices of our Common Shares on the NYSE was $4.96 and $4.80, respectively.

        As of December 7, 2009, there were approximately 1,316 holders of record of our Common Shares and approximately 4,390 shareholders.

Stock Performance Graph

        This graph compares the performance of our shares with the Standard & Poor's 500 Stock Index and a peer group index consisting of publicly traded mortgage REITs. The graph assumes $100 invested on September 30, 2004 and assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BRT Realty Trust, The S&P 500 Index
And The FTSE NAREIT Mortgage REITs Index

*
$100 invested on 9/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/04	9/05	9/06	9/07	9/08	9/09
BRT Realty Trust	100.00	117.17	154.18	103.34	63.47	50.43
S&P 500	100.00	112.25	124.37	144.81	112.99	105.18
FTSE NAREIT Mortgage REITs	100.00	83.88	93.47	57.38	39.69	49.87

Copyright© 2009 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Equity Compensation Plan Information

        The table below provides information as of September 30, 2009 with respect to our Common Shares that may be issued under the BRT Realty Trust 2003 Incentive Plan and the BRT Realty Trust 2009 Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available-for future issuance under equity compensation plans— excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	22,500	(1)	$9.07	492,960
Equity compensation plans not approved by security holders	—		—	—
Total	22,500	(1)	$9.07	492,960

(1)
Does not include 299,280 shares of restricted stock issued to officers, directors, employees and consultants. Each award of restricted shares vests five years from the effective date of the award, unless vesting is accelerated by our Compensation Committee and Board of Trustees under special circumstances. The 299,280 shares vest as follows: 29,800 shares in 2010; 39,125 shares in 2011; 41,050 shares in 2012; 63,355 shares in 2013; and 125,950 shares in 2014.

Purchase of Securities

        The table below sets forth the purchases we made of our Common Shares in the three months ended September 30, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 - July 31, 2009	—	$—	—	682,448 shs.
August 1, 2009 - August 31, 2009	4,500 shs.	$4.93	4,500 shs.	677,948 shs.
September 1, 2009 - September 30, 2009	1,300 shs.	$5.32	1,300 shs.	676,648 shs.

Total	5,800 shs.	$5.02	5,800 shs.

(a)
On March 10, 2008, we announced that our Board of Trustees authorized a program for us to repurchase up to 1,000,000 of our Common Shares in the open market from time to time. These shares were purchased pursuant to this program.

Item 6.    Selected Financial Information.

        The following table, not covered by the report of the independent registered public accounting firm, sets forth selected historical financial data for each of the fiscal periods in the five years ended September 30, 2009. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.

	2009	2008	2007	2006	2005
Operating statement data
Total revenues	$14,602	$22,386	$42,900	$37,488	$25,491
Total expenses(1)(2)	51,501	38,727	30,570	20,708	11,975
Gain on sale of available-for-sale securities	1,016	19,940	19,455	—	680
Gain on early extinguishment of debt	6,443	—	—	—	—
(Loss) income from continuing operations	(31,355)	4,818	34,702	19,279	14,441
(Loss) income from discontinued operations(3)	(16,400)	(5,078)	368	792	1,773
Net (loss) income	(47,755)	(260)	35,070	20,071	16,214
(Loss) earnings per beneficial share:
(Loss) income from continuing operations	$(2.69)	$.41	$3.30	$2.43	$1.86
(Loss) income from discontinued Operations	(1.41)	(.43)	.04	.10	.23

Basic (loss) earnings per share	$(4.10)	$(.02)	$3.34	$2.53	$2.09
(Loss) income from continuing operations	$(2.69)	$.41	$3.29	$2.42	$1.85
(Loss) income from discontinued operations	(1.41)	(.43)	.04	.10	.23

Diluted (loss) earnings per share	$(4.10)	$(.02)	$3.33	$2.52	$2.08
Distribution per common share(4)	$1.15	$3.19	$2.44	$2.14	$1.96
Balance sheet data:
Total assets	$193,333	$270,020	$328,109	$368,426	$264,837
Earning real estate loans(5)	44,677	95,228	185,899	283,282	192,012
Non-earning real estate loans(5)	2,836	18,407	63,627	1,346	1,617
Purchase money mortgage loans	16,804	—	—	—	—
Real estate loans held for sale	16,915	—	—	—	—
Allowance for possible losses	1,618	6,710	8,917	669	669
Real estate properties, net	64,096	30,539	3,336	3,342	6,117
Investment in unconsolidated ventures at equity	2,477	9,669	14,167	9,608	8,713
Cash and cash equivalents	25,708	35,765	17,103	8,393	5,709
Available-for-sale securities at market	8,963	10,482	34,936	53,252	48,453
Real estate properties held for sale	5,652	46,473	9,355	2,833	—
Borrowed funds	—	3,000	20,000	141,464	110,932
Junior subordinated notes	40,234	56,702	56,702	56,702	—
Mortgage payable	9,460	2,315	2,395	2,471	2,542
Shareholders' equity	121,227	186,772	235,175	154,435	142,655

(1)
Includes $17,110,000, $15,260,000 and $9,300,000 of provision for loan losses for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. There were no provisions in the fiscal years ended September 30, 2006 or 2005.

(2)
Includes $12,762,000 and $2,680,000 of impairment charges in the fiscal years ended September 30, 2009 and 2008, respectively. There were no impairments in the fiscal years ended September 30, 2007, 2006 or 2005.

(3)
Includes $18,284,000 and $6,535,000 of impairment charges in the fiscal years ended September 30, 2009 and 2008, respectively. There were no impairments in the fiscal years ended September 30, 2007, 2006 or 2005.

(4)
The distributions in the fiscal years ended September 30, 2008, 2007, 2006 and 2005 were paid wholly in cash. In the fiscal year ended September 30, 2009, a distribution of $1.15 was paid in a combination of both cash, representing 10% of the total distribution of $13,308,000, and 90% in our common shares. The cash amount was allocated pro rata among all shareholders who elected to receive cash. Since any shareholder electing to receive cash could not receive the entire dividend in cash, the remainder of the dividend was paid to shareholders electing to receive cash in our common shares. Shareholders who did not elect cash received the entire dividend in our common shares.

(5)
Earning and non-earning loans, which exclude loans held for sale, are presented without deduction of the related allowance for possible losses and deferred fee income.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a real estate investment trust, also known as a REIT. Our primary business is to originate and hold for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States, and our primary source of revenue is interest income, which is the interest our borrowers pay on our loans. A lesser source of revenues is loan fee income generated on the origination and extension of loans, operating income from real properties (including operating income from real properties acquired in foreclosure proceedings) and investment income.

        We continue to face challenging and volatile market conditions, with the recession causing continued disruptions in the credit markets, significant devaluations of real estate assets and continued lack of liquidity. Due to these conditions, and the effect they have had on our business, our focus has shifted from originating loans to servicing our loan portfolio, including work-out activities, pursuing foreclosure actions, acquiring the real property securing our loans, operating real property acquired by us in foreclosure proceedings, and engaging in activities related to the sale of certain of these properties. Continued disruption in the credit markets and devaluation of real estate assets may have a material adverse effect on our ability to operate our primary lending business.

        The credit and real estate crisis adversely affected our business in Fiscal 2009 in the following ways:

  •
  We had a net loss of $47,755,000 for the year ended September 30, 2009, which contributed to a decrease in our shareholders' equity from $186,772,000 at September 30, 2008 to $121,227,000 at September 30, 2009;

  •
  Twenty-four loans (nineteen of which were to borrowers under common control), aggregating $68,184,000 in principal amount, went into default and became non-earning in Fiscal 2009;

  •
  We added $17,110,000 to our loan loss provisions in Fiscal 2009 and had an aggregate of $1,618,000 in loan loss allowances outstanding against one non-earning loan with a principal balance of $2,256,000 at September 30, 2009;

  •
  We recorded impairment charges of $31,046,000 in Fiscal 2009 against our real properties, including those held for sale;

  •
  We acquired properties in foreclosure proceedings in Fiscal 2009 which secured defaulted loans having an aggregate principal loan balance of $56,448,000, before charge-offs of $15,935,000;

  •
  In Fiscal 2009, we sold properties acquired in foreclosure proceedings for an aggregate consideration of $42,929,000. The properties sold had an aggregate book value of $40,036,000. We provided $17,777,000 of senior purchase money mortgages in order to facilitate the sale of certain of these properties;

  •
  At September 30, 2009, we owned eight properties, with a book value of $66,686,000 (including two properties held for sale with a book value of $5,652,000), which were acquired in foreclosure proceedings; and

  •
  Real properties, including properties held for sale, acquired by us in foreclosure proceedings had a negative cash flow in Fiscal 2009 of $3,547,000. We made improvements in Fiscal 2009 to these properties at a cost of $4,722,000.

        We cannot predict with any certainty the potential impact the economic crisis will have on our future financial performance. However, because of our low leverage position we have been able to withstand the recent significant disruptions in the real estate and capital markets. At present, we are seeking to position ourselves to be able to take advantage of opportunities once market conditions improve. To do this, we continue to focus on:

  •
  carefully monitoring and managing our liquidity position;

  •
  carefully monitoring and managing our loan portfolio to reposition non-performing assets and maximize cash;

  •
  acquiring, stabilizing and selling properties securing non-earning loans in order to increase our liquidity;

  •
  investing in attractive REIT debt; and

  •
  securing a new credit facility.

        Until credit becomes readily available, and there is an improvement in the overall economy, we could experience (i) more borrower defaults, (ii) additional loan loss provisions and impairment charges, (iii) additional foreclosure actions (with an increase in expenses incurred in pursuing such actions), (iv) the acquisition of additional properties in foreclosure proceedings, (v) significant expenses for stabilizing, repairing and operating properties acquired in foreclosure proceedings, (vi) limited origination activity, and (vii) reduced access to capital and increased cost of financing, all of which could result in a decline in our revenues and continuing operating losses.

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Revenues

        Interest on real estate loans.    Interest on real estate loans decreased by $7,949,000, or 48%, to $8,577,000 for the year ended September 30, 2009 from $16,526,000 for the year ended September 30, 2008. The average balance of loans outstanding decreased by approximately $57,500,000 year-over-year accounting for a decrease in interest income of $6,840,000. This is due to reduced originations primarily caused by the crisis in the credit markets nationally and significant declines in the value of real estate property assets, which limited investments in real estate and the demand for bridge financing. The remaining decline of $1,109,000 is primarily due to a decline in the average rate received on the performing portfolio from 12.60% in the fiscal year ended September 30, 2008 to 11.48% in the fiscal year ended September 30, 2009.

        Interest on purchase money mortgage loans.    Interest on purchase money mortgages was $246,000 for the year ended September 30, 2009. In the current fiscal year, we originated purchase money mortgage loans to facilitate the sale of real estate that we acquired in foreclosure proceedings. We did not originate any senior purchase money mortgage loans in the prior fiscal year.

        Loan fee income.    Loan fee income decreased by $1,359,000, or 61%, to $887,000 for the year ended September 30, 2009 from $2,246,000 for the year ended September 30, 2008. The decrease is the result of the decline in our loan originations over the last year and a decline in extension fee income due to a reduced loan portfolio.

        Operating income from real estate.    Operating income from real estate properties increased by $2,318,000, or 125%, for the year ended September 30, 2009 to $4,166,000 from $1,848,000 for the year ended September 30, 2008. The increase was primarily the result of rental revenues received from two multi-family garden apartment properties which we acquired by foreclosure during Fiscal 2008 and rental income received for four months in Fiscal 2009 from the properties owned by our Newark Joint Venture.

        Other, primarily investment income.    Other, primarily investment income declined by $1,040,000, or 59%, to $726,000 for the year ended September 30, 2009 from $1,766,000 for the year ended September 30, 2008. This decline was due to reduced dividend income from shares of Entertainment Properties Trust owned by us due to our sale of 535,511 shares of EPR in Fiscal 2008 and 2009, and a decline in the rate earned on other short-term investments.

Expenses

        Interest on borrowed funds.    Interest expense on borrowed funds decreased to $4,435,000 for the year ended September 30, 2009, from $6,644,000 for the year ended September 30, 2008, a decline of $2,209,000, or 33%. For the year ended September 30, 2009, the average outstanding balance of borrowed funds declined $15,200,000 as a result of our paydown of the credit facility during the fiscal year with funds from loan repayments and the sale of properties. This decline accounted for a decrease in interest expense of $619,000. The Trust also recognized a reduction in interest of $806,000 as a result of the restructuring of its trust preferred securities. A decline of 257 basis points in the interest rate paid on the credit facility caused a further decrease in interest expense of $347,000. The remaining decrease of $437,000 was the result of a decline in the amortization of deferred fees.

        Advisor's fee.    Advisor's fee, which is calculated based on invested assets, decreased by $557,000, or 32%, for the year ended September 30, 2009, to $1,173,000 from $1,730,000 for the year ended September 30, 2008. This was a result of a decreased level of invested assets, primarily a decline in outstanding mortgage loans, partially offset by an increase in real estate assets.

        Provision for loan losses.    Management, in its regular review process, analyzes the loan portfolio and the underlying value of the collateral securing our loans to determine the necessity of recording provisions for loan losses to reflect a decrease in the value of the collateral underlying loans. The Trust recorded $17,110,000 in provisions for loan losses in the fiscal year ended September 30, 2009. The provision was taken against 22 loans with an aggregate outstanding balance of $65,771,000. The provision taken in Fiscal 2009 includes a $2,265,000 provision taken against a loan due to a fraud committed against us by our borrower. The fraud was reported by us to the appropriate authorities. In the prior fiscal year, the Trust recorded provisions for loan losses of $15,260,000. The prior period's provisions were taken against nine loans with an aggregate outstanding balance of $71,312,000. The increase in the provisions year-over-year is due to the continuation of the credit crisis and acceleration of the decrease in real estate values.

        Impairment charges.    For the fiscal year ended September 30, 2009, the Trust recorded $12,762,000 of impairment charges against its real estate portfolio. For the fiscal year ended September 30, 2008 impairment charges of $2,680,000 were taken against the real estate portfolio. Management analyzed the real estate portfolio and determined that the deterioration in the credit markets and the real estate markets where the Trust's properties are located made it necessary to write down the value of our properties to our estimate of current market values.

        Foreclosure related professional fees.    Foreclosure related professional fees decreased to $908,000 for the year ended September 30, 2009 from $2,009,000 for the year ended September 30, 2008, a decrease of $1,101,000, or 55%. This decrease is due to reduced legal fees and other expenses as many of the foreclosure actions pending in the year ending September 30, 2008 came to a conclusion in Fiscal 2008 and during the fiscal year ending September 30, 2009, the number of foreclosure actions instituted in Fiscal 2009 was at a considerably reduced level.

        Debt restructuring charges.    Debt restructuring charges of $685,000 were recorded in the fiscal year ended September 30, 2009. These charges include legal expenses and third party costs in connection with restructuring of our trust preferred securities. There was no comparable expense in the prior fiscal year.

        General and administrative expense.    General and administration expense increased $153,000, or 2%, from $6,839,000 for the year ended September 30, 2008 to $6,992,000 for the year ended September 30, 2009. There were decreases in most general and administrative expense categories, including payroll and payroll related expenses, travel, advertising and promotion, and expenses allocated under the shared services agreement. However, these decreases were substantially offset by increases in auditing and internal control expenses and in professional fees related to the workout and establishment of the Newark Joint Venture.

        Other taxes.    Other taxes decreased by $198,000, or 79%, to $53,000 in the year ended September 30, 2009 from $251,000 in the year ended September 30, 2008. Current period amounts represent the accrual of state franchise and excise taxes, while the prior period also includes federal excise tax which is based on income generated in the prior year but not distributed until the calendar year.

        Operating expenses relating to real estate properties.    Operating expenses relating to real estate properties increased $3,524,000, or 140%, from $2,519,000 in the year ended September 30, 2008 to $6,043,000 in the year ended September 30, 2009. The increase is primarily due to operating expenses relating to four properties acquired in foreclosure proceedings in the 2009 fiscal year, and two properties acquired in foreclosure during the prior fiscal year. The expenses relate primarily to normal operating expenses (real estate taxes, insurance, etc.) and costs of repair and maintenance as we seek to stabilize the occupancy levels at these properties.

        Amortization and depreciation.    Amortization and depreciation increased by $545,000, or 69%, from $795,000 in the year ended September 30, 2008 to $1,340,000 in the year ended September 30, 2009, due to amortization and depreciation at four properties acquired in foreclosure proceedings during Fiscal 2009 and not classified as held for sale.

        Equity in earnings of unconsolidated ventures.    Equity in earnings of unconsolidated ventures decreased by $4,149,000 in the year ended September 30, 2009 to a loss of $2,791,000 from income of $1,358,000 in the year ended September 30, 2008. This decrease in the year is primarily the result of a loss incurred in our joint venture with the CIT Capital USA, Inc., due to loan loss provisions. It also includes the write off of the balance of the unamortized fee, due to a change in estimate related to the remaining term of the agreement, paid by us to an investment banker for obtaining the capital from the CIT Capital USA, Inc. This venture was terminated and is in the process of winding up its affairs. Seven other unconsolidated ventures contributed varying amounts to equity in earnings (losses) of unconsolidated joint ventures none of which is material. We sold our interest in four of these seven joint ventures in Fiscal 2009.

        Gain on sale of available-for-sale securities.    Gain on sale of available-for-sale securities was $1,016,000 in the year ended September 30, 2009 compared to $19,940,000 in the year ended September 30, 2008. In the current year, we sold 42,000 shares of Entertainment Properties Trust and other securities for a gain of $1,016,000. These securities with a cost basis of $1,660,000, were sold for $2,676,000. In the prior year, we sold 493,511 shares of Entertainment Properties Trust for a gain of $19,940,000. These securities, with a cost basis of $6,483,000, were sold for $26,423,000.

        Gain on early extinguishment of debt.    In the current fiscal year, we retired $15,900,000 of face value of junior subordinated notes for an aggregate consideration of $7,950,000. We incurred legal fees of $47,000 and $318,000 of other fees and expenses related to the transaction. The carrying value of the securities at the time of redemption was $14,758,000, which included $329,000 of deferred fees. We recorded a gain of $6,443,000 on the transaction.

        Gain on sale of joint venture interests.    In the current fiscal year, we sold our interest in four joint ventures which owned properties in Connecticut. We received proceeds of $1,350,000 and recognized a gain on the sale of $271,000. There was no comparable transaction in the prior year.

        Minority interest.    At September 30, 2009 minority interest represented an addition to our income of $605,000. At September 30, 2008 minority interest represented a decrease to our income of $139,000. The change is primarily the result of our minority partner's share of the current year's operating loss of the Newark Joint Venture.

        Discontinued operations.    Discontinued operations represent the income from operations, impairment charges and gains from the sale of properties sold during the fiscal years ended September 30, 2009 and 2008 and interest and fee income on loans classified as held for sale. Loss from discontinued operations was $16,400,000 in the fiscal year ended September 30, 2009 compared to a loss of $5,078,000 in the fiscal year ended September 30, 2008. The losses in both the current and prior period are primarily due to impairment charges taken on real estate that we classified as held for sale or sold in these periods. In the current fiscal year, we took impairment charges of $18,284,000 against 12 properties. In the prior fiscal year, we took impairment charges of $6,535,000 against eight properties.

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

Revenues

        Interest on real estate loans.    Interest on real estate loans decreased by $17,078,000, or 50%, to $16,526,000 for the year ended September 30, 2008 from $33,604,000 for the year ended September 30, 2007. The average balance of loans outstanding decreased by approximately $85,600,000, accounting for a decrease in interest income of $10,808,000. This is due to reduced originations primarily caused by a weakness in the real estate and credit markets nationally, which has limited investments in real estate and the demand for bridge financing. Also contributing substantially to the decrease is an increase in non-earning loans in 2008 compared with 2007, resulting in $4,421,000 of the decline in interest income. Additionally, decreases in the prime rate since September 30, 2007 have caused the average interest rate on the earning loan portfolio to decline to 12.60% in the year ended September 30, 2008 from 13.34% in the year ended September 30, 2007, which caused interest income to decrease by $1,849,000.

        Loan fee income.    Loan fee income decreased by $2,907,000, or 56%, to $2,246,000 for the year ended September 30, 2008 from $5,153,000 for the year ended September 30, 2007. The decrease for the year is the result of a significant decline in our loan originations over the last year due to the current weakness in the real estate and credit markets.

        Operating income from real estate.    Operating income from real estate properties increased by $362,000, or 24%, for the year ended September 30, 2008 to $1,848,000 from $1,486,000 for the year ended September 30, 2007. The increase was primarily the result of rental revenues received from a multi-family residential property located in Fort Wayne, Indiana, which we acquired in foreclosure in July 2008.

        Other, primarily investment income.    Other, primarily investment income declined by $891,000, or 34%, to $1,766,000 for the year ended September 30, 2008 from $2,657,000 for the year ended September 30, 2007. This decline was primarily due to reduced dividend income from EPR shares due to the sale of 493,511 shares of EPR in Fiscal 2008.

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

        Advisor's fee.    Advisor's fee, which is calculated based on invested assets, decreased by $578,000, or 25%, for the year ended September 30, 2008, to $1,730,000 from $2,308,000 for the year ended September 30, 2007. This was a result of a decreased level of invested assets. This resulted from a decline in outstanding mortgage loans, due to net paydowns and the sale of investment securities.

        Provision for loan losses.    The provision for losses increased by 64% to $15,260,000 for the year ended September 30, 2008 as compared to $9,300,000 for the year ended September 30, 2007. These reserves are based on a comparison of the recorded carrying value of the loan to either the present value of the loan's expected cash flow, the loan's estimated market price or the estimated fair value of the collateral securing the loan. The increase was based on our evaluation of our portfolios of loans, current and expected market conditions and the adequacy of our allowance for losses. The $15,260,000 loan loss provision in the fiscal year ended September 30, 2008 was taken against nine loans with an aggregate principal balance of $71,312,000.

        Impairment charges.    For the year ended September 30, 2008, we recorded impairment charges of $2,680,000 with respect to certain of our owned real estate and our equity investment in a joint venture. In making this determination, management analyzed its real estate properties and joint ventures and determined that this provision was necessary to reflect a decline in the value of certain properties in the our real estate portfolio and a decline in the value of one of our joint ventures. We did not record any impairment charges in fiscal 2007.

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

Travel expenses increased by approximately $61,000 due to increased travel to inspect properties collateralizing our loans and to properties acquired in foreclosure proceedings, marketing expenses increased by $46,000 and insurance expenses increased by $21,000.

        Other taxes.    Other taxes decreased by $999,000, or 80%, to $251,000 in the year ended September 30, 2008 from $1,250,000 in the year ended September 30, 2007, resulting from a decrease in the amount of federal excise tax recorded. The federal excise tax is based on taxable income generated during the fiscal year ended September 30, 2008, but not distributed.

        Operating expenses relating to real estate properties.    Operating expenses relating to real estate properties increased $3,246,000, or 487%, from $666,000 in the year ended September 30, 2007 to $3,912,000 in the year ended September 30, 2008. The increase is the result of operating expenses relating to ten properties acquired by foreclosure proceedings in the fiscal year ended September 30, 2008, and expenses funded for real estate taxes and insurance on several properties during foreclosure proceedings.

        Amortization and depreciation.    Amortization and depreciation increased $635,000, or 397%, from $160,000 in the year ended September 30, 2007 to $795,000 in the year ended September 30, 2008, due to the addition of five properties that were acquired in foreclosure proceedings in Fiscal 2008 and not classified as held for sale.

        Equity in earnings of unconsolidated ventures.    Equity in earnings of unconsolidated ventures increased $186,000 in the year ended September 30, 2008 to $1,358,000 from $1,172,000 in the year ended September 30, 2007. This increase in the year is primarily the result of income received from our joint venture with the CIT Capital USA, Inc., of which $268,000 represents an out of period adjustment. While the earnings of the CIT venture declined in the 2008 fiscal year due to loan loss provisions and impairment charges, our equity earnings did not decline as we recorded an impairment charge against our portion of the ventures assets.

        Gain on sale of available-for-sale securities.    Gain on sale of available-for-sale securities increased $485,000, or 3% in the year ended September 30, 2008 to $19,940,000 from $19,455,000 in the year ended September 30, 2007. In the fiscal year ended September 30, 2008, we sold 493,511 shares of Entertainment Properties Trust. These securities, with a cost basis of $6,482,000, were sold for $26,423,000. In the fiscal year ended September 30, 2007, we sold 384,800 shares of Entertainment Properties Trust and other securities. These securities, with a cost basis of $5,131,000, were sold for $24,586,000.

        Discontinued operations.    Discontinued operations represent the revenue, expenses, and gains from the sale of properties either held for sale or sold during the years ended September 30, 2008 and 2007. (Loss) income from discontinued operations decreased in the year ended September 30, 2008 from $368,000 in the year ended September 30, 2007 to ($5,078,000) in the year ended September 30, 2008. The discontinued operations in the 2008 fiscal year reflects a loss from operations of $60,000, impairment charges of $6,535,000 and gain on the sale of assets of $1,517,000. Included within income from operations is $556,000 from the operations of a multi-family apartment complex in Chattanooga, Tennessee, $341,000 from the operations of a retail center in Stuart, Florida, a loss of $36,000 related to an industrial property in South Plainfield, New Jersey, a loss of $1,372,000 from the operations of condominium units in three separate projects in Florida and $109,000 from six multi-family apartment complexes located in Tennessee. The impairment charge of $6,535,000 related to real estate properties held for sale reflects a decline in the market values of real estate. The gain on the sale of real estate assets of $1,517,000 includes a gain of $1,026,000 from the sale of two cooperative units in Manhattan, New York, $219,000 from the sale of an industrial property in South Plainfield, New Jersey, $261,000 from the sale of 16 condominium units in Florida, $12,000 from the sale of a retail center and parcel of land in Stuart, Florida and a loss of $4,000 on the sale of the Chattanooga property. The discontinued

operations in the 2007 fiscal year represent the sale of a multi-family residential property in Charlotte, North Carolina.

Liquidity and Capital Resources

        Liquidity is a measurement of our ability to meet cash requirements, including to fund loan originations, pay operating expenses, repay borrowings, and other general business needs. We require capital to fund loan originations and pay operating expenses, including operating expenses related to real estate properties owned and real estate properties held for sale. Apart from our cash at hand, our principal sources of liquidity have historically been our revolving credit facility, our margin lines of credit and cash flow from operating activities. Due to the economic crisis, we agreed with our lending group to terminate our revolving credit facility, and, although we are in discussions with lending institutions with respect to obtaining a new credit facility, we have not as of this date secured a new credit facility and there is no assurance that we will be able to obtain a new credit facility. Our current capital sources primarily consist of our cash on hand and marketable securities (primarily REIT bonds). Our total available liquidity at September 30, 2009 was approximately $34,671,000, including $25,708,000 of cash and cash equivalents. At December 8, 2009, our total available liquidity had increased to approximately $60,000,000, including $55,000,000 of cash and cash equivalents. The sale of real estate assets and loans and the payoff and paydowns of outstanding loans will increase our liquidity.

        We believe we have sufficient liquidity to meet our operating expenses in Fiscal 2010, including real estate operating expenses related to real estate acquired by us in foreclosure proceedings. We also have funds available to engage in our primary lending business and are expecting an increase in demand for bridge lending beginning in the second quarter of calendar 2010. Our ability to originate loans will be limited by our cash availability unless we can obtain a credit facility.

Junior Subordinated Notes

        On May 26, 2009, we entered into an exchange agreement pursuant to which an aggregate of $55,000,000 of our statutory trusts' outstanding trust preferred securities were exchanged for an aggregate of $58,300,000 of newly issued unsecured junior subordinated notes. On September 29, 2009, we retired $15,900,000 of these of unsecured junior subordinated notes in exchange for an aggregate consideration of $7,950,000. From May 1, 2009 through July 31, 2012, the notes bear interest at 3.5% per annum, to be paid annually in advance. From August 1, 2012 through April 28, 2016, the interest rate will be 8.37%, and commencing April 29, 2016, the interest rate will equal LIBOR plus 2.95%. As of September 30, 2009 and November 30, 2009, $42,400,000 of our unsecured junior subordinated notes were outstanding. The securities mature on April 30, 2036 and are redeemable at anytime at our option.

Off Balance Sheet Arrangements

        None.

Disclosure of Contractual Obligations

        The following table sets forth as of September 30, 2009 our known contractual obligations:

	Payment due by Period
	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations	$183,000	$1,693,000	$2,267,000	$45,551,000	$49,694,000
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligation	58,000	116,000	116,000	580,000	870,000
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on Company Balance Sheet Under GAAP	—	—	—	—	—

Total	$241,000	$1,809,000	$2,383,000	$46,131,000	$50,564,000

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

Allowance for Possible Losses and Impairment Charges

        We conduct a quarterly comprehensive review of (i) each loan in our mortgage portfolio, including the real estate securing each loan, (ii) each of our real estate assets, and (iii) each real estate asset owned by our joint ventures. This review is conducted in order to determine whether a provision for loan loss should be taken with respect to outstanding loans, and whether we or any joint venture should take an impairment charge with respect to the real estate assets owned by us or any joint venture.

        In reviewing the value of the collateral underlying a loan and the real estate assets owned, whether by us or our joint ventures, we seek to arrive at the fair value of each piece of collateral and each real estate asset by using one or more valuation techniques, such as comparable sales, discounted cash flow analysis or replacement cost analysis. Determination of the fair value of the collateral securing a loan requires significant judgment, estimates and discretion by management. Our real estate assets (including real estate held for sale) and our joint venture's real estate assets (including real estate held for sale) are evaluated for indicators of impairment using an undiscounted cash flow analysis. If the analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover the investment made by us or any joint venture, as the case may be, an impairment provision will be calculated based upon the excess of the carrying amount of the property over its fair value. Real estate assets are valued at the lower of the recorded cost or estimated fair value, less the cost to sell. We do not obtain any third party appraisals regarding the value of the property securing loans made by us or our joint ventures, or the real estate assets owned by us or our joint ventures. Instead, we rely on our own "in-house" valuations. Any valuation allowances taken with respect to our loan portfolio or real estate assets reduces our net income, assets and shareholders' equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. For the fiscal year ended September 30, 2009, $17,110,000 of loan loss provisions were recorded against our mortgage portfolio and $31,046,000 of impairment charges were taken with respect to our real estate assets (including real estate properties held for sale).

Revenue Recognition

        We recognize interest income and rental income on an accrual basis, unless we make a judgment that impairment of a loan or of real estate owned renders doubtful collection of interest or rent in accordance with the applicable loan documents or lease. In making a judgment as to the collectability of interest or rent, we consider, among other factors, the status of the loan or property, the borrower's or tenant's financial condition, payment history and anticipated events in the future. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and continued performance is demonstrated. Accordingly, management must make a significant judgment as to whether to treat a loan or real estate owned as impaired. If we make a decision to treat a "problem" loan or real estate asset as not impaired and therefore continue to recognize the interest and rent as income on an accrual basis, we could overstate income by recognizing income that will not be collected and the uncollectible amount will ultimately have to be written off. The period in which the uncollectible amount is written off could adversely affect taxable income for a specific year.

Cash Distribution Policy

        We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, since our organization. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently (within the time frames prescribed by the Code and the applicable regulations) to our shareholders at least 90% of our adjusted ordinary taxable income. It is the current intention of our management to maintain our REIT status. As a REIT, we generally will not be subject to corporate Federal income tax on taxable income we distribute currently in accordance with the Code and applicable regulations to shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for Federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to Federal income and excise taxes on undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

        In December 2008, our board of trustees suspended the payment of regular quarterly dividends. Except for a special capital gain dividend of $1.15 per share paid on October 30, 2009, of which 10% of the total dividend amount was paid in cash and the balance in our common shares, no other dividends were paid in Fiscal 2009. In calendar 2008, we had a taxable loss of approximately $3,500,000 and a tax loss carry-forward at December 31, 2008 of $16,800,000 and we anticipate a taxable loss of ranging between $31,000,000 and $37,000,000 in calendar 2009. Since we can offset our future taxable income against our tax loss carry-forward until the earlier of 2028 or the tax loss carry-forward has been fully used, we do not expect to pay a dividend in calendar 2010 and it is unlikely that we will be required to pay a dividend for several years thereafter in order to maintain our REIT status. Although our board of trustees considers the payment of dividends at its quarterly board meeting, there is no expectation at the present time that a dividend will be paid in the 2010 calendar year or for a number of years thereafter.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

        Our primary component of market risk is interest rate sensitivity. Our interest income, and to a lesser extent our interest expense, are subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate. At September 30, 2009, approximately 43% of our portfolio was comprised of variable rate loans tied primarily to the prime rate. Accordingly, changes in the prime interest rate would affect our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and believe that a one percent increase in interest rates would cause an increase in income before taxes of $64,000 and a one percent decline in interest rates would cause a increase in income before taxes of approximately $64,000 based on our loan portfolio as of September 30, 2009. In addition, we originate loans with short maturities and maintain a low leverage capital position. As of September 30, 2009, 78% of our loan portfolio was secured by properties located in the metropolitan New York area, and we are therefore subject to risks associated with the New York economy.

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

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial transactions.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Management's evaluation and assessment of internal controls did not include the internal controls of RBH-TRB Newark Holdings LLC, which is included in the 2009 consolidated statements of BRT Realty Trust. The entity was acquired on June 3, 2009. The assets of the entity totaled $43,881,000 or approximately 23% of the Trust's consolidated assets at September 30, 2009. Revenues and net loss were $286,000 and $1,468,000 or 1.5% and 3.1%, respectively, of the Trust's consolidated revenues and net loss for the period ended September 30, 2009.

        Based on its assessment, our management believes that, as of September 30, 2009, our internal control over financial reporting was effective based on those criteria.

        Our independent auditors, Ernst & Young, LLP, have issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page F1 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2010 Annual Meeting of Shareholders, including the information set forth under the captions "Election of Trustees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance of Our Company—Code of Business Conduct and Ethics," "Corporate Governance of Our Company—Audit Committee" and "Corporate Governance of Our Company—Nominating and Corporate Governance Committee."

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by Item 11 will be included in the proxy statement to be filed relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information concerning our beneficial owners required by Item 12 will be included in the proxy statement to be filed relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        The information concerning relationships and certain transactions required by Item 13 will be included in the proxy statement to be filed relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information concerning our principal accounting fees required by Item 14 will be included in the proxy statement to be filed relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

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
4.1
Junior Subordinated Indenture, dated as of May 26, 2009, between BRT Realty Trust and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Form 8-K of BRT Realty Trust filed June 1, 2009).
10.1
Amended and Restated Advisory Agreement, effective as of January 1, 2007, between BRT Realty Trust and REIT Management Corp. (incorporated by reference to Exhibit 10.1 to the Form 8-K of BRT Realty Trust filed November 27, 2006).
10.2
Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., BRT Realty Trust, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10.2 in the Form 10-K filed December 11, 2008).
10.3
Exchange Agreement, dated as of May 26, 2009, by and among BRT Realty Trust and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., and Taberna Preferred Funding VI, Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K of BRT Realty Trust filed June 1, 2009).
10.4
Amended and Restated Limited Liability Company Operating Agreement by and among TRB Newark Assemblage LLC, TRB Newark TRS, LLC, RBH Capital, LLC and RBH Partners LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of BRT Realty Trust filed June 9, 2009).
14.1	Revised Code of Business Conduct and Ethics of BRT Realty Trust, adopted June 12, 2006 (incorporated by reference to Exhibit 14.1 to the Form 8-K of BRT Realty Trust filed June 14, 2006).
21.1	Subsidiaries (filed herewith).
23.1	Consent of Ernst & Young, LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act") (filed herewith).
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Act (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Act (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Act (filed herewith).
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Act (filed herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Act (filed herewith).
(b)
Exhibits.

        See Item 15(a)(3) above.

(c)
Financial Statements.

        See Item 15(a)(2) above.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST
Date: December 14, 2009	By:	/s/ JEFFREY A. GOULD Jeffrey A. Gould Chief Executive Officer, President and Trustee

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ FREDRIC H. GOULD Fredric H. Gould	Chairman of the Board	December 14, 2009
/s/ JEFFREY A. GOULD Jeffrey A. Gould	Chief Executive Officer, President and Trustee (Principal Executive Officer)	December 14, 2009
/s/ KENNETH BERNSTEIN Kenneth Bernstein	Trustee	December 14, 2009
/s/ ALAN GINSBURG Alan Ginsburg	Trustee	December 14, 2009
/s/ LOUIS C. GRASSI Louis C. Grassi	Trustee	December 14, 2009
/s/ MATTHEW J. GOULD Matthew J. Gould	Trustee	December 14, 2009
/s/ GARY HURAND Gary Hurand	Trustee	December 14, 2009
/s/ JEFFREY RUBIN Jeffrey Rubin	Trustee	December 14, 2009
/s/ JONATHAN SIMON Jonathan Simon	Trustee	December 14, 2009
/s/ ELIE WEISS Elie Weiss	Trustee	December 14, 2009
/s/ GEORGE E. ZWEIER George E. Zweier	Chief Financial Officer, Vice President (Principal Financial and Accounting Officer)	December 14, 2009

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

        We have audited BRT Realty Trust and Subsidiaries' (the "Trust") internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RBH-TRB Newark Holdings LLC, which is included in the 2009 consolidated financial statements of BRT Realty Trust and Subsidiaries and constituted $43,881,000 and $9,613,000 of total and net assets, respectively, as of September 30, 2009 and $286,000 and $1,468,000 of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of BRT Realty Trust and Subsidiaries also did not include an evaluation of the internal control over financial reporting of RBH-TRB Newark Holdings LLC.

        In our opinion, BRT Realty Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRT Realty Trust and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2009 of the Trust and our report dated December 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
December 14, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
BRT Realty Trust and Subsidiaries

        We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust and Subsidiaries at September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRT Realty Trust and Subsidiaries' internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
December 14, 2009

BRT REALTY TRUST AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except per share amounts)

	September 30,
	2009	2008
ASSETS
Real estate loans
Earning interest	$44,677	$95,228
Non-earning interest	2,836	18,407

	47,513	113,635
Deferred fee income	(44)	(455)
Allowance for possible losses	(1,618)	(6,710)

	45,851	106,470
Purchase money mortgage loans	16,804	—
Real estate loans held for sale	16,915	22,373
Real estate properties net of accumulated depreciation of $1,642 and $948	64,096	30,539
Investment in unconsolidated ventures at equity	2,477	9,669
Cash and cash equivalents	25,708	35,765
Available-for-sale securities at market	8,963	10,482
Real estate properties held for sale	5,652	46,473
Other assets	6,867	8,249

Total Assets	$193,333	$270,020

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Borrowed funds	$—	$3,000
Junior subordinated notes	40,234	56,702
Mortgages payable	9,460	2,315
Accounts payable and accrued liabilities	2,149	3,480
Deposits payable	1,965	2,064
Dividends payable	13,308	15,565

Total liabilities	67,116	83,126
Minority interest	4,990	122
Commitments and contingencies	—	—
Shareholders' equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, issued	—	—
12,711 in both periods	38,133	38,133
Additional paid-in capital	167,073	166,402
Accumulated other comprehensive income—net unrealized gain on available-for-sale securities	2,711	7,126
Retained deficit	(75,374)	(14,311)
Cost of 1,438 and 1,206 treasury shares of beneficial interest	(11,316)	(10,578)

Total Shareholders' Equity	121,227	186,772

Total Liabilities and Shareholders' Equity	$193,333	$270,020

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar amounts in thousands except per share amounts)

	Year Ended September 30,
	2009	2008	2007
Revenues:
Interest on real estate loans, including $15 from related parties in 2007	$8,577	$16,526	$33,604
Interest on purchase money mortgage loans	246	—	—
Loan fee income	887	2,246	5,153
Rental revenues from real estate properties	4,166	1,848	1,486
Other, primarily investment income	726	1,766	2,657

Total revenues	14,602	22,386	42,900

Expenses:
Interest—borrowed funds	4,435	6,644	10,177
Advisor's fees, related party	1,173	1,730	2,308
Provision for loan loss	17,110	15,260	9,300
Impairment charges	12,762	2,680	—
Foreclosure related professional fees	908	2,009	460
Debt restructuring charges	685	—	—
General and administrative—including $1,002, $1,039 and $907 to related party	6,992	6,839	6,249
Other taxes	53	251	1,250
Operating expenses relating to real estate properties including interest on mortgages payable of $384, $149 and $154	6,043	2,519	666
Amortization and depreciation	1,340	795	160

Total expenses	51,501	38,727	30,570

Total revenues less total expenses	(36,899)	(16,341)	12,330
Equity in (loss) earnings of unconsolidated ventures	(2,791)	1,358	1,172
Gain on disposition of real estate related to unconsolidated ventures	—	—	1,819
Gain on sale of joint venture interest	271	—	—
Gain on sale of available-for-sale securities	1,016	19,940	19,455
Gain on early extinguishment of debt	6,443	—	—
Minority interest	605	(139)	(74)

(Loss) income from continuing operations	(31,355)	4,818	34,702
Discontinued Operations:
(Loss) income from operations	(315)	(60)	16
Impairment charges	(18,284)	(6,535)	—
Gain on sale of real estate assets	2,199	1,517	352

(Loss) income from discontinued operations	(16,400)	(5,078)	368

Net (loss) income	$(47,755)	$(260)	$35,070

(Loss) earnings per share of beneficial interest:
(Loss) income from continuing operations	$(2.69)	$.41	$3.30
(Loss) income from discontinued operations	(1.41)	(.43)	.04

Basic (loss) earnings per share	$(4.10)	$(.02)	$3.34

(Loss) income from continuing operations	$(2.69)	$.41	$3.29
(Loss) income from discontinued operations	(1.41)	(.43)	.04

Diluted (loss) earnings per share	$(4.10)	$(.02)	$3.33

Cash distributions per common share	$.12	$3.19	$2.44

Stock distribution per common share	$1.03	$—	$—

Weighted average number of common shares outstanding:
Basic	11,643,972	11,648,885	10,501,738

Diluted	11,643,972	11,648,885	10,518,297

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years Ended September 30, 2009, 2008, and 2007

(Amounts in thousands except share and per share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings/ (Deficit)	Treasury Shares	Total
Balances, September 30, 2006	$27,194	$85,498	$38,319	$13,510	$(10,086)	$154,435
Shares issued—dividend reinvestment and stock purchase plan (251,440 shares)	754	5,648	—	—	—	6,402
Shares issued—underwritten public offering (2,932,500 shares)	8,798	68,296	—	—	—	77,094
Distributions—common share ($2.44 per share)	—	—	—	(25,389)	—	(25,389)
Exercise of stock options	—	(2)	—	—	22	20
Restricted stock vesting	—	(43)	—	—	43	—
Compensation expense—restricted stock	—	765	—	—	—	765
Net income	—	—	—	35,070	—	35,070
Other comprehensive loss net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $13,918 included in net income)	—	—	(13,222)	—	—	(13,222)

Comprehensive income	—	—	—	—	—	21,848

Balances, September 30, 2007	36,746	160,162	25,097	23,191	(10,021)	235,175
Shares issued—dividend reinvestment and stock purchase plan (462,315 shares)	1,387	5,584	—	—	—	6,971
Distributions—common share ($3.19 per share)	—	—	—	(37,242)	—	(37,242)
Exercise of stock options	—	(1)	—	—	11	10
Restricted stock vesting	—	(201)	—	—	201	—
Compensation expense—restricted stock	—	858	—	—	—	858
Shares repurchased (67,334 shares)		—	—	—	(769)	(769)
Net loss	—	—	—	(260)	—	(260)
Other comprehensive loss net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $18,588 included in net loss)	—	—	(17,971)	—	—	(17,971)

Comprehensive loss	—	—	—	—	—	(18,231)

Balances, September 30, 2008	38,133	166,402	7,126	(14,311)	(10,578)	186,772
Distributions—common share ($1.15 per share)	—	—	—	(13,308)	—	(13,308)
Restricted stock vesting	—	(205)	—	—	205	—
Compensation expense—restricted stock	—	876	—	—	—	876
Shares repurchased (256,110 shares)	—	—	—	—	(943)	(943)
Net loss	—	—	—	(47,755)		(47,755)
Other comprehensive loss net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $1,014 included in net loss)	—	—	(4,415)	—	—	(4,415)

Comprehensive loss	—	—	—	—	—	(52,170)

Balances, September 30, 2009	$38,133	$167,073	$2,711	$(75,374)	$(11,316)	$121,227

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year Ended September 30,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(47,755)	$(260)	$35,070
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for loan loss	17,110	15,260	9,300
Impairment charges	31,046	9,215	—
Amortization and depreciation	1,686	1,506	990
Amortization of deferred fee income	(897)	(2,128)	(4,993)
Accretion of securities discount	(28)	—	—
Accretion of junior subordinated notes principal	322	—	—
Amortization of restricted stock and stock options	876	858	765
Net gain on sale of real estate assets from discontinued operations	(2,199)	(1,517)	(352)
Net gain on sale of available-for-sale securities	(1,016)	(19,940)	(19,455)
Equity in loss (earnings) of unconsolidated ventures	2,791	(1,358)	(1,172)
Gain on sale of joint venture interests	(271)	—	—
Gain on disposition of real estate related to unconsolidated venture	—	—	(1,819)
Gain on early extinguishment of debt	(6,443)	—	—
Distributions of earnings of unconsolidated ventures	185	1,766	5,952
Minority interest	(605)	139	74
Increases and decreases from changes in other assets and liabilities:
Increase in straight line rent	(16)	(16)	(128)
Decrease in interest and dividends receivable	754	1,291	1,191
Increase in prepaid expenses	(1,876)	(159)	(1,584)
Decrease in accounts payable and accrued liabilities	(1,431)	(1,353)	(2,056)
Increase in deferred costs	—	(463)	(309)
Other	340	137	(278)

Net cash (used in) provided by operating activities	(7,427)	2,978	21,196

Cash flows from investing activities:
Collections from real estate loans	20,207	56,824	152,129
Proceeds from sale of participation interests	—	—	1,110
Repurchase of participation interest	—	—	(5,750)
Loan loss recoveries	2,417	—	—
Additions to real estate loans	(12,704)	(66,027)	(120,349)
Net costs capitalized to real estate owned	(4,721)	(3,914)	(106)
Collections of loan fees	557	2,144	3,646
Additions to real estate	(15,718)	—	—
Proceeds from sale of real estate owned	25,152	36,398	625
Purchase of available-for-sale securities	(4,520)	—	(49)
Proceeds from sale of available-for-sale securities	2,668	26,423	24,597
Contributions to unconsolidated ventures	(781)	(1,076)	(12,948)
Proceeds from the sale of joint venture interests	1,350	—	—
Distributions of capital of unconsolidated ventures	4,111	4,413	5,557

Net cash provided by investing activities	18,018	55,185	48,462

Cash flows from financing activities:
Proceeds from borrowed funds	6,000	66,000	145,000
Repayment of borrowed funds	(9,000)	(83,000)	(266,464)
Increase in mortgage payable	5,131	—	—
Mortgage principal payments	(86)	(80)	(76)
Repayment of subordinated debt	(8,316)	—	—
Capital contributions from minority interest, net	3,117	—	—
Exercise of stock options	—	10	20
Cash distribution—common shares	(15,565)	(28,633)	(22,924)
Issuance of shares—dividend reinvestment and stock purchase plan	—	6,971	6,402
Net proceeds from secondary offering	—	—	77,094
Increase in deferred mortgage costs	(986)	—	—
Repurchase of shares	(943)	(769)	—

Net cash used in financing activities	(20,648)	(39,501)	(60,948)

Net (decrease) increase in cash and cash equivalents	(10,057)	18,662	8,710
Cash and cash equivalents at beginning of year	35,765	17,103	8,393

Cash and cash equivalents at end of year	$25,708	$35,765	$17,103

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Dollar amounts in thousands)

	Year Ended September 30,
	2009	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$5,841	$6,196	$10,135

Cash paid during the year for income and excise taxes	$145	$1,070	$703

	2009	2008	2007
Non cash investing and financing activity:
Reclassification of loans to real estate and real estate held for sale upon foreclosure	$43,329	$104,828	$9,469

Accrued distributions	$13,308	$15,565	$6,956

Junior subordinated notes redeemed to cancel statutory trust common securities	$1,702	$—	$—

Seller financing provided for sale of real estate	$17,777	$—	$2,560

Reclassification of real estate properties to/from real estate held for sale	$6,801	$7,118	$—

Assumption of mortgages of consolidated joint venture	$2,100	$—	$—

Reclassification of real estate loans to real estate loans held for sale	$16,915	$—	$—

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2009

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation; Basis of Preparation

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

        On July 1, 2009, the Trust adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") as the exclusive source of authoritative U.S. generally accepted accounting principles ("GAAP"), to be applied by non-government entities, except for SEC rules and interpretive releases, which are also authoritative GAAP for U.S. registrants. Upon adoption, the FASB ASC superseded all then existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the FASB ASC became non-authoritative. The FASB ASC does not change U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Trust's conversion to FASB ASC, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009, did not have any effect on the Trust's consolidated financial position, results of operations, or cash flows. The Trust has included the references to the FASB ASC, as appropriate, in these consolidated financial statements.

        With respect to its unconsolidated joint ventures, as (i) the Trust is primarily the managing member but does not exercise substantial operating control over these entities or the Trust is not the managing member and (ii) such entities are not variable-interest entities, the Trust has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.

        RBH-TRB Newark Holdings LLC was determined to be a Variable Interest Entity ("VIE") because the Trust has disproportionately few voting rights as compared with its obligations to absorb expected losses or rights to receive expected residual returns. The Trust was determined to be the Primary Beneficiary as it is expected to absorb a majority of the VIE's expected losses. For these

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

reasons, the Trust has consolidated the operations of this VIE in the Trust's consolidated financial statements.

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

        Rental income, which is included within operating income from real estate properties, includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight line basis over the initial term of the lease.

        The basis on which cost was determined in computing the realized gain or loss on available-for-sale securities is average historical cost.

Allowance for Possible Losses

        A loan evaluated for impairment is deemed to be impaired when based on current information and events, it is probable, in the judgment of management, that the Trust will not be able to collect all amounts due according to the contractual terms of the loan documents. When making this evaluation numerous factors are considered, including, market evaluations of the underlying collateral, estimated operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an estimated capitalization rate to the projected stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the evaluation, the value of the collateral securing the loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense. The fair values related to the collateral securing our impaired loans are based on discounted cash flow models, which are considered to be level 3 within the fair value hierarchy.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate Properties and Real Estate Properties Held For Sale

        Real estate properties, shown net of accumulated depreciation, is comprised primarily of real property acquired by foreclosure proceedings.

        When real estate is acquired by foreclosure proceedings, it is recorded at the lower of the recorded investment of the loan or estimated fair value at the time of foreclosure or delivery of a deed in lieu of foreclosure. The recorded investment is the face amount of the loan that has been decreased by any deferred fees, loan loss allowances and any valuation adjustments. Real estate assets, including assets acquired by foreclosure proceedings, that are operated for the production of income are depreciated over their estimated useful lives. Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans are expensed as incurred.

        Real estate is classified as held for sale when management has determined that it has met the appropriate criteria in ASC 360. Properties which are held for sale are not depreciated and their operations are shown in discontinued operations. Real estate assets that are expected to be disposed of are valued at the lower of the carrying amount or their value less costs to sell on an individual asset basis.

        The Trust accounts for the sale of real estate when title passes to the buyer, sufficient equity payments have been received, there is no continuing involvement by the Trust and there is reasonable assurance that the remaining receivable, if any, will be collected.

Valuation Allowance on Real Estate Assets

        The Trust reviews each real estate asset owned, including investments in real estate ventures, to determine whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets' carrying amount. Measurement of impairment is based upon the estimated fair value of the asset. Upon evaluating a property, many factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. The fair values are based on discounted cash flow models which are considered to be level 3 within the fair value hierarchy. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an addition to the valuation allowance.

Investments in Unconsolidated Ventures at Equity

        Investments in ventures in which the Trust does not have the ability to exercise operational or financial control, are accounted for using the equity method. Accordingly, the Trust reports its pro rata share of net profits and losses from its investments in unconsolidated ventures in the accompanying consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Participations

        The Trust recognizes the transfer of financial assets as sales, provided control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required), (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets. The Trust only recognizes its retained interest of loan participations in the financial statements.

Equity Based Compensation

        The Trust's compensation expense for restricted stock awards is amortized over the vesting period of such awards, based upon the estimated fair value of such restricted stock at the grant date.

Per Share Data

        Basic earnings (loss) per share was determined by dividing net income (loss) applicable to common shareholders for each year by the weighted average number of shares of beneficial interest outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that then shared in the earnings of the Trust. Diluted earnings per share was determined by dividing net income applicable to common shareholders for each year by the total of the weighted average number of shares of beneficial interest outstanding plus the dilutive effect of the Trust's unvested restricted stock and outstanding options using the treasury stock method.

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

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

        In December 2007, the FASB issued updated guidance, which applies to all transactions or events in which an entity obtains control of one or more businesses. This guidance establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The impact of adopting this guidance on the Trust's consolidated financial statements will be the requirement to expense most transaction costs relating to its acquisition activities.

        In December 2007, the FASB issued updated guidance which requires non-controlling interests in a consolidated subsidiary to be displayed in the statement of financial position as a separate component of equity and earnings and losses attributable to non-controlling interests are no longer reported as part of consolidated earnings, rather they are disclosed on the face of the income statement. This guidance is effective in fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The impact of adopting this guidance on the consolidated financial statements will be limited to the presentation of non controlling interests in the consolidated balance sheets.

        In February 2008, the FASB issued updated guidance which defers the effective date of previous guidance issued regarding the fair value of non financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These provisions will become effective October 1, 2009. The Trust does not believe that the adoption of this guidance as it relates to fair value measurements of nonfinancial assets and liabilities will have a material impact on the consolidated financial statements.

        In June 2008, the FASB issued updated guidance which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. The Trust is required to adopt this guidance on October 1, 2009 and the adoption is not expected to have a material impact on our consolidated financial statements.

        In December 2008, the FASB issued updated guidance about Transfers of Financial Assets and Interests in Variable Interest Entities. The guidance increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this guidance is to promptly improve disclosures by public entities and enterprises until pending further guidance is finalized and approved by the Board. The guidance requires public entities to provide additional disclosures about transferors' continuing involvement with transferred financial assets. It also amends existing guidance to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This guidance is related to disclosure only and upon its adoption during the quarter ended December 31, 2008, did not have an impact on our consolidated financial position, results of operations or cash flows.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2009, the FASB issued updated guidance which changes existing accounting requirements for other-than-temporary impairment for debt securities. The guidance also extends new disclosure requirements about debt and equity securities to interim reporting periods as well as provides new disclosure requirements. The Trust adopted this guidance at the beginning of the Trust's third fiscal quarter of 2009. The adoption of this guidance did not have a material effect on the Trust's consolidated financial condition, results of operations, or cash flows.

        In April 2009, the FASB issued updated guidance which extends the disclosure requirements of existing guidance regarding disclosures about the fair value of financial instruments, to interim financial statements of publicly traded companies. This guidance requires disclosures of the fair value of all financial instruments (recognized or unrecognized) except for those specifically excluded, when practical to do so. The guidance must be applied prospectively and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Trust adopted this guidance in the third fiscal quarter of 2009 and has added the required disclosures to its interim consolidated financial statements.

        In April 2009, the FASB issued updated guidance that clarifies the application of existing fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and must be applied prospectively. Accordingly, the Trust adopted this guidance in the third fiscal quarter of 2009. The adoption of this guidance did not have a material effect on the Trust's consolidated financial condition, results of operations, or cash flows.

        In May 2009, the FASB issued updated guidance to establish general standards of accounting for and disclosure of subsequent events. This guidance renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and to modify the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date, through which an entity has evaluated subsequent events and the basis for that date (the issued date for public companies). This guidance is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. Accordingly, the Trust adopted this guidance in the Trust's third fiscal quarter of 2009. The adoption of this guidance did not have a material effect on the Trust's consolidated financial condition, results of operations, or cash flows. Refer to Note 18 for the Trust's disclosure on subsequent events.

        In June 2009, the FASB issued updated guidance to amend various components of the guidance regarding sale accounting related to financial assets, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, this guidance removes the exemption for qualifying special purpose entities from previous the guidance. This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While we are currently evaluating the effect of the adoption of this guidance, we believe the adoption will not have a material impact on the consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June 2009, the FASB issued updated guidance, which amends guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While we are currently evaluating the effect of adopting this guidance, we believe that the adoption will not have a material impact on the consolidated financial statements.

NOTE 2—REAL ESTATE LOANS AND PURCHASE MONEY MORTGAGES

        At September 30, 2009, information as to real estate loans and purchase money mortgages, all of which are first mortgage loans, is summarized as follows (dollar amounts in thousands):

	Earning Interest		Non-Earning Interest	Total	Allowance For Possible Losses	Real Estate Loans, Net
Real Estate Loans:
Condominium units (existing multi-family and commercial units)	$34,562	(1)	$—	$34,562	$—	$34,562
Multi-family residential	2,067		2,836	4,903	(1,618)	3,285
Hotel condominium units	1,650		—	1,650	—	1,650
Land	6,390		—	6,390	—	6,390
Residential	8		—	8	—	8

	44,677		2,836	47,513	(1,618)	45,895
Deferred fee income	(44)		—	(44)	—	(44)

Real estate loans, net	44,633		2,836	47,469	(1,618)	45,851
Purchase money mortgage loans
Multi-family residential	16,804		—	16,804	—	16,804

Real estate and purchase money mortgage loans, net	$61,437		$2,836	$64,273	$(1,618)	$62,655

(1)
Includes a loan with an outstanding balance of $8,488,000 in which the borrower filed for bankruptcy protection under chapter XI of the Federal Bankruptcy Act in December 2009.

        At September 30, 2009, two non-performing loans were outstanding to two separate unaffiliated borrowers, having an aggregate principal balance of $2,836,000 before loan loss allowances of $1,618,000, and which represented 4.41% of gross loans and 1.47% of total assets.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 2—REAL ESTATE LOANS AND PURCHASE MONEY MORTGAGES (Continued)

        Information as to the loans included in non-performing at September 30, 2009 is summarized as follows: (dollar amounts in thousands)

Location	Utica, NY	New York, NY
Principal Balance	$2,256	$580
Accrued Interest	—	—
Cross collateral or cross default provision	No	No
Secured	Yes	Yes
Security	Multi-family apartment buildings	Vacant multi-family building
Recourse/ non recourse	Recourse	Recourse
Impaired	Yes	No
Allowance for possible losses	$1,618	$—
Collateral Dependent	Yes	Yes

        At September 30, 2008 information as to real estate loans is summarized as follows (dollar amounts in thousands):

	Earning Interest	Non-Earning Interest	Total	Allowance For Possible Losses	Real Estate Loans, Net
First mortgage loans:
Condominium units (existing multi- family and commercial units)	$32,270	$6,498	$38,768	$(3,515)	$35,253
Multi-family residential	4,986	2,393	7,379	(850)	6,529
Hotel condominium units	5,273	—	5,273	—	5,273
Land	15,192	6,162	21,354	(1,645)	19,709
Shopping centers/retail	29,987	—	29,987	—	29,987
Office	1,500	—	1,500	—	1,500
Industrial	1,055	—	1,055	—	1,055
Hotel	3,258	—	3,258	—	3,258
Residential	22	2,700	2,722	(700)	2,022
Second mortgage loans:
Retail	—	654	654	—	654
Multi-family residential	1,685	—	1,685	—	1,685

	95,228	18,407	113,635	(6,710)	106,925
Deferred fee income	(356)	(99)	(455)	—	(455)

Real estate loans, net	$94,872	$18,308	$113,180	$(6,710)	$106,470

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 2—REAL ESTATE LOANS AND PURCHASE MONEY MORTGAGES (Continued)

        A summary of the changes in non-earning loans before allowance for possible losses of $1,618,000 and $6,710,000 for the years ended September 30, 2009 and 2008 respectively, is as follows (dollar amounts in thousands):

	2009	2008
Beginning principal balance	$18,407	$63,627
Additions(a)(b)	68,184	84,235
Protective advances	93	905

Total additions	68,277	85,140
Payoffs and paydowns	(883)	(6,927)
Reclassified to performing	(1,250)	(1,138)
Reclassified to real estate loans held for sale(b)	(22,967)	—
Transferred to owned real estate(a)(c)	(56,448)	(122,295)
Direct charge off(d)	(2,300)	—

Total reductions	(83,848)	(130,360)

Ending Principal balance	$2,836	$18,407

(a)
Includes the addition of 19 loans with an aggregate principal balance of $37,804,000 secured by a group of properties in downtown Newark, New Jersey consisting of existing office, retail, parking and vacant land during the quarter ended March 31, 2009. During the quarter ended June 30, 2009, a consolidated joint venture acquired title to these properties. BRT owns 50.1% of the membership interests in the joint venture and the remainder of the interests are owned by affiliates of the properties' former owners. The Trust recorded a charge off of $9,057,000 in connection with the acquisition of the properties by the joint venture.

(b)
Includes the addition in the quarter ended March 31, 2009, of a loan with a principal amount of $22,967,000 secured by an office building with ground floor retail located in Brooklyn, NY. In the quarter ended September 30, 2009 the trust transferred this loan to real estate loans held for sale and took a $ 6,418,000 charge off against this loan. This loan was sold in December 2009 for its approximate book value.

(c)
In the current fiscal year the Trust acquired title to four additional properties, a residential home located in Purchase, New York, a 44 unit garden apartment complex in Naples Florida, a development parcel of land in Manhattan, New York and a hotel in Fort Wayne Indiana. At the time of foreclosure the gross principal balance of the loans securing these properties was $18,643,000, before loan loss allowances of $6,878,000.

(d)
In the current fiscal year the Trust took a direct charge off of $2,300,000 against a loan due to a fraud committed by a borrower against the Trust. The Trust reported the fraud to the appropriate authorities, who are currently investigating the matter.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 2—REAL ESTATE LOANS AND PURCHASE MONEY MORTGAGES (Continued)

        At September 30, 2009 and 2008, no earning loans were deemed impaired and accordingly no loan loss allowances have been established against our earning portfolio. During the years ended September 30, 2009, 2008 and 2007, respectively, an average of $34,392,000, $37,036,000 and $33,416,000 respectively, of real estate loans were deemed impaired, on which, $0, $0 and $3,038,000 respectively, of interest income was recognized.

        Loans originated by the Trust generally provide for interest rates, which are indexed to the prime rate. However in 2009, in response to the current financial crisis, we provided fixed rate financing on loan extensions and workouts. In addition the Trust provided fixed rate financing to facilitate the sale of real estate that it owned. In the fiscal year ended September 30, 2009, the Trust provided $16,960,000 (excluding loans held for sale) of these purchase money mortgages, of which $16,804,000 remain in the portfolio at September 30, 2009.

        At September 30, 2009, two separate unaffiliated borrowers each had loans (excluding real estate loans for sale) outstanding in excess of 5% of the total assets of the Trust. Information regarding these loans is set forth in the table below:

Gross Loan Balance	# Of Loans	% Of Gross Loans	% Of Assets	Type	State	Status
$26,075,000	1	40.5%	13.5%	Existing office/condo conversion	NY	Performing
$9,975,000	1	15.5%	5.2%	Multi-family	AZ	Performing

        No other borrower or single loan (excluding real estate loans for sale) accounted for more than 15% of the Trust's loan portfolio or 5% of the Trust's assets at September 30, 2009.

        The Trust's portfolio consists of senior mortgage loans, secured by residential and commercial property, 71% of which are located in New York, 16% in Arizona, 11% in Florida and 2% in two other states.

        Annual maturities of real estate loans and purchase money mortgages before allowances for possible losses during the next five years and thereafter are summarized as follows (dollar amounts in thousands):

Year Ending September 30,	Amount
2010(a)	$47,512
2011	2,876
2012	3,954
2013	9,975
2014 and thereafter	—

Total	$64,317

(a)
includes $2,836 of non earning loans which are due on demand.

        If a loan is not repaid at maturity, the Trust may either extend the loan or consider the loan past due and may commence foreclosure proceedings. The Trust analyzes each loan separately to determine the appropriateness of an extension. In analyzing each situation, management examines many aspects of

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 2—REAL ESTATE LOANS AND PURCHASE MONEY MORTGAGES (Continued)

the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. There was $113,622,000 of real estate loans receivable which matured in Fiscal 2008, of which, $39,786,000 were extended, $14,128,000 were paid off, $56,735,000 were foreclosed upon, and $2,973,000 are currently in foreclosure.

        At September 30, 2009, the three largest real estate loans (excluding real estate loans held for sale) had principal balances outstanding of approximately $26,075,000, $9,975,000 and $8,488,000 respectively prior to loan loss allowances. Of the total interest and fees earned on real estate loans during the year ended September 30, 2009, 32.0%, 1.1% and 11.7% related to these loans, respectively.

        Included within the real estate loans at September 30, 2009 is one loan participation that was purchased from BRT Funding LLC, at par. This loan participation of $6,390,000 was purchased pursuant to the joint venture agreement with CIT Capital USA, Inc in the fiscal year ended September 30, 2007. This loan was paid off in full on November 19, 2009.

NOTE 3—ALLOWANCE FOR POSSIBLE LOAN LOSSES

        An analysis of the allowance for possible losses is as follows (dollar amounts in thousands):

	Year Ended September 30,
	2009	2008	2007
Balance at beginning of year	$6,710	$8,917	$669
Provision for loan loss	17,110	15,260	9,300
Charge-offs	(24,619)	(17,467)	(1,052)
Recoveries	2,417	—	—

Balance at end of year	$1,618	$6,710	$8,917

        The allowance for possible losses applies to one loan aggregating $2,256,000 at September 30, 2009, four loans aggregating $17,753,000 at September 30, 2008 and five loans aggregating $61,648,000 at September 30, 2007.

NOTE 4—REAL ESTATE LOANS HELD FOR SALE

        At September 30, 2009 and 2008 the Trust has reclassified to real estate loans held for sale one loan secured by an office building with ground floor retail and seven loans secured by condominium units located in Miami, Florida. The first loan, with an outstanding principal balance of $22,967,000 is being carried at its fair value of $16,238,000, which is net of a charge off of $6,418,000 and $311,000 of deferred fees. This loan, which is non earning, was sold in December 2009, for its approximate book value. The condominium loans, which were sold in November, 2009 are being carried at their fair value of $677,000.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 5—REAL ESTATE PROPERTIES

        A summary of real estate properties for the year ended September 30, 2009 is as follows (dollar amounts in thousands):

	9/30/08 Balance	Additions	Costs Capitalized	Depreciation, Amortization and Paydowns	Impairment Charges	9/30/09 Balance
Shopping centers/retail	$3,159	—	—	$(98)	—	$3,061	(a)
Condominium units and coop shares	559	—	—	(30)	—	529	(b)
Multi-family	16,384	—	$1,448	(444)	$(11,490)	5,898	(c)
Commercial	—	$39,690	1,866	(153)	—	41,403	(d)
Land	10,437	4,418	(20)	(358)	(1,272)	13,205	(e)

Total real estate properties	$30,539	$44,108	$3,294	$(1,083)	$(12,762)	$64,096

(a)
The Trust holds, with a minority partner, a leasehold interest in a portion of a retail shopping center located in Yonkers, New York. The leasehold interest is for approximately 28,500 square feet and, including all option periods, expires in 2045. The minority equity interest, was 30%, or $189,000 and $121,000 at September 30, 2009 and 2008, respectively. These amounts are included as a component of minority interest on the consolidated balance sheet.

(b)
Represents interests in nine condominium units at two properties located in Florida.

(c)
In the prior fiscal year the Trust acquired by foreclosure two multi-family apartment complexes. The first is a 388 unit complex in Fort Wayne, Indiana. During the current fiscal year the Trust recorded impairment charges on this property of $7,165,000. The book value of this property at September 30, 2009 was $2,271,000. The second property is a 250 unit complex located in Madison, Tennessee. The Trust took impairment charges of $4,325,000 on this property in the current fiscal year. This property had a book value of $3,627,000 at September 30, 2009.

(d)
In June of the current fiscal year, a consolidated Trust joint venture acquired title to a group of properties in downtown Newark, New Jersey consisting of existing office, retail, parking and vacant land. BRT owns 50.1% of the membership interests in the joint venture and the remainder of the interests are owned by affiliates of the properties former owners. The properties acquired by the joint venture previously secured a $37,804,000 loan provided by the Trust. The Trust recorded a charge off of $9,057,000 in connection with the acquisition of the properties by the joint venture. In addition to the properties which previously secured the Trust's loans, the other members contributed four additional properties to the joint venture, two of which are subject to existing first mortgages and contract rights to additional properties. The properties are recorded at $31,822,000, their fair value upon closing the transaction. The other members subsequently contributed an additional property to the joint venture. This property, which is subject to a new first mortgage loan, was recorded at $5,215,000 the fair value upon the transfer of the property. In the current fiscal year the Trust also acquired title to a hotel located in Fort Wayne, Indiana. This property had a book value of $2,653,000 at September 30, 2009. The purchase price allocation for these properties is preliminary and will be finalized within 12 months of acquisition.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 5—REAL ESTATE PROPERTIES (Continued)

(e)
Land is composed of a development parcel located in Daytona Beach, Florida acquired in the previous year and a development property located in Manhattan, NY that was acquired by foreclosure in the current year.

        Future minimum rentals to be received by the Trust, pursuant to noncancellable operating leases in excess of one year, from properties on which the Trust holds title to at September 30, 2009, are as follows (dollar amounts in thousands):

Year Ending September 30,	Amount
2010	$2,308
2011	2,376
2012	2,214
2013	1,883
2014	1,879
Thereafter	14,856

Total	$25,516

NOTE 6—IMPAIRMENT CHARGES

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

        As a result of the credit crisis and the deterioration in the value of real estate where the Trust owns properties, the Trust took impairment charges of $31,046,000 and $9,215,000 for the fiscal years ended September 30, 2009 and 2008 respectively as follows:

	September 30,
	2009	2008
Real estate properties	$12,762,000	$1,630,000
Investment in unconsolidated venture at equity	—	1,050,000

	12,762,000	2,680,000
Real estate properties held for sale	18,284,000	6,535,000

Total impairment charges	$31,046,000	$9,215,000

        There were no impairment charges taken in the fiscal year ended September 30, 2007.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 7—INVESTMENT IN UNCONSOLIDATED VENTURES AT EQUITY

BRT Funding LLC

        A joint venture between the Trust and CIT Capital USA engages in the business of investing in short-term commercial real estate loans for terms of six months to three years, commonly referred to as bridge loans. The Trust is the managing member and holds an equity interest of 25% as adjusted. There were no loans originated by the joint venture in Fiscal 2009 or 2008. On October 21, 2009, the Trust notified CIT Capital USA of its intent to terminate the joint venture.

        The Trust is also responsible for the payment of a fee to a merchant bank for arranging the transaction and securing the capital from CIT USA Inc. In connection with the intent to terminate the agreement the Trust amortized the remaining portion of the fee, which was $680,000, or $.06 per share, in the current fiscal year due to a change in estimate of the remaining term of the agreement. Amortization of this fee for the years ended September 30, 2009 and September 30, 2008 was $884,000 and $298,000.

        In Fiscal 2009, a subsidiary of the joint venture acquired a multi-family property located in Mesa, Arizona in foreclosure proceedings. The property secured a $27,000,000 loan, before a loan loss provision of $11,346,000. The joint venture solicited bids for the sale of the property by its subsidiary, including all cash offers and offers containing financing provisions. The CIT member required that the property be sold pursuant to an all cash offer, even though an all cash offer was not the highest offer received. BRT negotiated to purchase the subsidiary from the joint venture for $12,000,000, matching the price of the highest all cash offer for the purchase of the property. The joint venture recorded an impairment charge of $2,783,000 on the sale of its subsidiary to BRT. Immediately after BRT purchased the subsidiary from the joint venture, the subsidiary sold the property for $14,250,000 and BRT provided a senior purchase money mortgage loan of $9,975,000 to facilitate the sale. The loan provided by BRT has a three year term and provides for an interest only payment of 9% per annum during the term. BRT recorded a net gain on the sale of the property by the subsidiary of $1,505,000.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 7—INVESTMENT IN UNCONSOLIDATED VENTURES AT EQUITY (Continued)

        Condensed financial information regarding the joint venture is shown below (dollar amounts in thousands):

Condensed Balance Sheet	September 30, 2009		September 30, 2008
Assets
Cash	$444		$359
Real estate loans:
Earning interest	6,278	(1)	6,323
Non-earning interest	—		26,421

	6,278		32,744
Deferred fee income	(32)		(160)
Allowance for possible losses	—		(2,703)

	6,246		29,881
Other assets	119		82
Real estate property held for sale	—		1,143

Total assets	$6,809		$31,465

Liabilities and equity
Other liabilities	$123		$211
Equity	6,686		31,254

Total liabilities and equity	$6,809		$31,465

(1)
This loan was paid in full in November 2009.

Condensed Statement of Operations	Year Ended September 30, 2009	Year Ended September 30, 2008	For the Period from November 2, 2006 to September 30, 2007
Total revenues	$892	$3,911	$4,121
Provision for loan loss	8,643	2,703	—
Loss on discounted payoff of loan	—	440	—
Other expenses	340	441	1

Total Operating expenses	8,983	3,584	1

(Loss) Income from continuing operations	(8,091)	327	4,120
Discontinued Operations:
Income (loss) from operations	165	(50)	—
Impairment charges	(2,783)	(262)	—

Discontinued Operations	(2,618)	(312)	—

Net (loss) income attributable to members	$(10,709)	$15	$4,120

Amount recorded in statement of operations related to venture(1)	$(2,800)	$208	$1,079

(1)
This amount is net of $ 884,000, $298,000 and $200,000 for the years ended September 30, 2009, 2008 and 2007 respectively, of amortization of the fee the Trust paid to a merchant bank for arranging the transaction with the CIT member. This amount also includes a management allocation equal to 1% per

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 7—INVESTMENT IN UNCONSOLIDATED VENTURES AT EQUITY (Continued)

  annum of the loan portfolio, as defined, of $64,000, $298,000 and $268,000 in the fiscal years ended 2009, 2008 and 2007 respectively, paid to the BRT member. The fiscal period ended September 30, 2007 amount of $268,000 was recorded as an out of period adjustment in the fiscal year ended September 30, 2008. The fiscal period ended September 30, 2008 also includes an impairment charge of $1,050,000 related to this joint venture.

Other Real Estate Ventures

        The Trust is also a partner in unconsolidated joint ventures which own and operated seven properties. These real estate ventures generated $9,000 and $100,000 in equity earnings for the year ended September 30, 2009 and 2008, respectively. The Trust's equity investment in these unconsolidated joint ventures totaled $805,000 and $1,857,000 at September 30, 2009 and 2008 respectively.

        In the current fiscal year, the Trust sold its interest in four unconsolidated joint ventures, which owned four properties located in Connecticut, and recognized a gain of $271,000 on the sale.

NOTE 8—AVAILABLE-FOR-SALE SECURITIES

        The cost of available-for-sale equity securities at September 30, 2009 was $2,561,000. The fair value of these securities was $4,780,000 at September 30, 2009. Gross unrealized gains were $2,245,000 and gross unrealized losses totaled $26,000 at September 30, 2009. These amounts are reflected as net accumulated other comprehensive income—net unrealized gains on available-for-sale securities in the accompanying consolidated balance sheets.

        The valuation of the Trust's available-for-sale equity securities was determined to be a Level 1 financial asset and is based on current market quotes received from financial sources that trade such securities.

        Included in available-for-sale equity securities are 89,289 shares of Entertainment Properties Trust (NYSE:EPR), which have a cost basis of $1,174,000 and a fair market value at September 30, 2009 of $3,048,000. In the fiscal year ended September 30, 2009 the Trust sold 42,000 shares of Entertainment Properties Trust and various other securities for total proceeds of $1,726,000. The basis of these securities was $803,000 and was determined using average cost. Accordingly, the Trust recognized a gain from these sales of $922,000. Between October 1, 2009 and November 30, 2009 the Trust sold 74,198 shares of Entertainment Properties Trust for $2,430,000 and will recognize a gain on the sale of approximately $1,450,000 in the quarter ending December 31, 2009.

        During the fiscal year ended September 30, 2009, the Trust purchased debt securities of other real estate investment trusts with a face amount of $5,338,000 for $4,520,000. These debt securities pay interest on the face amount of the securities at rates ranging from 2.875% to 6.75%. Some of the securities have put options which allow the Trust to put the securities back to the issuer between November 2011 and February 2012. The remaining securities mature between January 2012 and August 2015.

        One of these securities with a face amount of $1,000,000 was redeemed during the current fiscal year. The bond with a book value of $856,000 was redeemed for $950,000. Accordingly, the Trust recorded a gain of $94,000.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 8—AVAILABLE-FOR-SALE SECURITIES (Continued)

        The amortized cost of the available-for-sale debt securities at September 30, 2009 was $3,691,000. The fair value of these securities was $4,183,000 at September 30, 2009. Gross unrealized gains were $492,000 and there were no gross unrealized losses at September 30, 2009. These amounts are reflected as net accumulated other comprehensive income—net unrealized gains on available-for-sale securities in the accompanying consolidated balance sheets.

        The valuation of the Trust's available-for-sale debt securities was determined to be a Level 2 financial asset and is based on market quotes from inactive markets received from financial sources that trade such securities.

NOTE 9—REAL ESTATE PROPERTIES HELD FOR SALE

        In the current fiscal year the Trust acquired two properties by foreclosure and one property was purchased from our joint venture partner. The two foreclosure properties were recorded at their fair market value of $4,436,000 which is net of charge offs of $2,680,000. The third property was purchased from our CIT joint venture in the current fiscal year. See Note 7 for a description of this transaction.

        In the current fiscal year the Trust sold 12 properties with a book value of $39,645,000 before impairment charges of $18,284,000 taken in the current year. Included in the sales were units at five separate condominium and cooperative apartment complexes with a book value of $8,885,000, a residential property with a book value of $1,504,000 and seven multi-family properties (four of which were located in Nashville, Tennessee) with a book value of $29,256,000. Included in the multi-family sales is the property that was acquired from our joint venture in the current fiscal year.

        A summary of changes in real estate properties held for sale is shown below (dollar amounts in thousands):

	Balance 9/30/08	Additions	Improvements	Impairment Charges	(a) Depreciation	Sales	Balance 9/30/09
Residential	—	$1,476	$63	$(35)		$(1,504)	—
Condominium Units	$24,316	—	385	(9,660)	$(504)	(8,885)	$5,652
Multi-family	22,157	14,720	979	(8,589)	(11)	(29,256)	—

Total	$46,473	$16,196	$1,427	$(18,284)	$(515)	$(39,645)	$5,652

(a)
Represents depreciation recorded when the property was not held for sale.

        At September 30, 2009 real estate properties held for sale consisted of 37 condominium units located in Miami Florida and one cooperative apartment unit located in Manhattan, New York. The Miami condominium units had a book value at September 30, 2009 of $5,634,000 and the Manhattan cooperative unit had a book value of $18,000. On November 3, 2009 the Trust sold its remaining Miami condominium units in a bulk sale. The sales price approximated the book value of the units, and accordingly the Trust does not anticipate recognizing a gain or loss on the sale.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 10—DEBT OBLIGATIONS

        Debt obligations consist of the following (dollar amounts in thousands):

	September 30,
	2009	2008
Credit facility	$—	$3,000
Junior subordinated notes	40,234	56,702
Mortgages payable	9,460	2,315

Total debt obligations	$49,694	$62,017

Credit Facility

        On June 19, 2009, the Trust and its lending group which consisted of Capital One Bank, VNB New York Corp., Signature Bank and Manufacturers and Traders Trust Company, mutually agreed to terminate the $185 million credit facility and the Trust repaid the balance of $6,000,000 that was due and outstanding at the termination date. Upon termination, the Trust received a refund of $393,000, representing 85% percent of the fee it paid to extend the term of the facility to February 2010.

	For the Year Ended September 30,
	2009	2008
Average balance	$3,542,000	$18,740,000
Outstanding balance at year end	—	$3,000,000
Weighted average interest rate during the year	3.08%	5.65%
Weighted average interest rate at year end	—	4.74%

        The interest rates do not reflect deferred fee amortization of $224,000 and $534,000 for the years ended September 30, 2009 and 2008, respectively which is a component of interest expense. These fees are being amortized over the life of the credit facility. At September 30, 2009, all remaining fees have been amortized.

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

        From May 1, 2009 through July 31, 2012 (the "Modification Period"), the new notes bear a fixed rate of interest of 3.5% per annum, to be paid annually in advance. Prior to the exchange, the blended interest rate on the Trust preferred securities was 8.37% per annum. Subsequent to the Modification Period, the interest rate will revert back to the rate in effect prior to the exchange, and commencing April 29, 2016, the interest rate will equal LIBOR plus 2.95%.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 10—DEBT OBLIGATIONS (Continued)

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

        As part of the agreement with Taberna Capital Management LLC, the Trust paid $580,000 for fees and costs incurred in connection with the exchange agreement and also incurred $105,000 in legal costs. These fees, which totaled $685,000, are being expensed and are shown in the statement of operations as "Debt restructuring expenses."

        On September 29, 2009 the Trust retired $15,900,000 of face value of the notes in exchange for the transfer by BRT to the noteholder of cash and certain replacement securities purchased by BRT in the open market. The cost to the Trust was $7,950,000. The Trust also incurred legal fees of $47,000 in connection with the transaction and paid $318,000 to the collateral manager to cover fees and expenses of the noteholders related to the exchange agreement. The carrying value of the securities at the time of redemption was $14,758,000 which included $329,000 of deferred costs. The Trust recorded a gain of $6,443,000 or $.55 per share on the transaction.

        At September 30, 2009, the remaining notes had an outstanding principal balance of $42,400,000 and a book balance of $40,234,000. The difference of $2,166,000, which represents unamortized principal, is being accreted over the remaining term of the securities using the level yield method and will be charged to interest expense. The remaining unamortized fees, which totaled $878,000, are also being amortized over the remaining term.

        Amortization of these fees totaled $122,000 and $177,000 in the years ended September 30, 2009 and 2008, respectively.

        BRT Realty Trust Statutory Trusts I and II, which issued the original trust preferred securities, and were subsequently dissolved, were variable interest entities and BRT had determined that the holders of the preferred securities were the primary beneficiaries of the two Statutory Trusts. This determination was based on the fact that BRT's investments in the Statutory Trusts was financed directly by the Statutory Trusts and these investments were not considered to be at risk. Accordingly, BRT was not considered to be the primary beneficiary and did not consolidate the Statutory Trusts. The obligations to the Statutory Trusts were recorded under the caption "Junior Subordinated Notes" in the consolidated balance sheets. The investments in the common securities of the Statutory Trusts were reflected in other assets in the consolidated balance sheets and were accounted for under the equity method of accounting. BRT did not provide financial or other support during the periods presented to these variable interest entities that it was not contractually required to provide.

Mortgage Payable

        The Trust has five first mortgages outstanding with an aggregate principal balance of $9,460,000. One of these mortgages with an outstanding balance at September 30, 2009 of $2,230,000 secures a

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 10—DEBT OBLIGATIONS (Continued)

long term leasehold position on a shopping center owned by a consolidated joint venture. The remaining four mortgages with outstanding balances at September 30, 2009 of $7,230,000 secure individual parcels on a land assemblage in Newark, NJ owned by another consolidated joint venture.

        Details pertaining to the outstanding mortgages payable at September 30, 2009 is as follows (dollar amounts in thousands):

Location	Balance	Amortizing	Rate	Maturity Date		Other
Yonkers, NY	$2,230,000	Y	6.25%	10/1/2011		5 year extension option
Newark, NJ	4,867,000	Y	6.00%		(a)	—
Newark, NJ	1,200,000	N	7.00%	9/20/2011		—
Newark, NJ	900,000	N	7.00%	1/18/2015		—
Newark, NJ	263,000	Y	6.00%		(a)	—

	$9,460,000					—

(a)
The maturity date for these loans is 20 years from the conversion date to a permanent loan. Amortization on these loans will begin after conversion but no later than July 20, 2010.

        Scheduled principal repayments on the mortgage during the initial and extended maturity are as follows (dollar amounts in thousands):

Years Ending September 30,	Amount
2010	$183
2011	1,440
2012	254
2013	271
2014	288
Thereafter	7,024

$9,460

NOTE 11—INCOME TAXES

        The Trust has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As a REIT, the Trust will generally not be subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its shareholders. To maintain its REIT status, the Trust must distribute at least 90% of its income; however if it does not distribute 100% of its income, it will be taxed on undistributed income. There are a number of organizational and operational requirements the Trust must meet to remain a REIT. If the Trust fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Trust is subject to certain state and local income taxes and to Federal income and excise taxes on its undistributed taxable income. For income tax purposes the Trust reports on a calendar year.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 11—INCOME TAXES (Continued)

        During the years ended September 30, 2009, 2008 and 2007, the Trust recorded $53,000, $251,000 and $1,250,000, respectively, of corporate tax expense which included (i) 0, $158,000 and $1,253,000, respectively, for the payment of Federal excise tax which is based on taxable income generated but not yet distributed; and (ii) $53,000, $93,000 and ($3,000), respectively, for state and local taxes relating to the 2009, 2008 and 2007 tax years.

        Earnings and profits, which determine the taxability of dividends to shareholders, differs from net income reported for financial statement purposes due to various items among which are timing differences related to loan loss provision, impairment charges, depreciation methods and carrying values.

        The financial statement loss is expected to be between approximately $12,600,000 and $18,600,000 greater than the loss for tax purposes during calendar 2009, primarily due to impairment charges taken for book purposes on two properties in 2009 but are not currently deductible for tax purposes.

        At December 31, 2008 the Trust had a tax loss carry forward of $16,800,000. We anticipate the tax loss carry forward to increase by an additional amount between $31,000,000 and $37,000,000 in calendar 2009 due to tax losses we will incur in calendar 2009. These net operating losses will be used in future years to reduce taxable income when it is generated.

NOTE 12—SHAREHOLDERS' EQUITY

Distributions

        During the year ended September 30, 2009, the Trust declared a capital gain distribution in the amount of $1.15 per share. This distribution which totaled $13,308,000 was paid 10% or $1,330,000 in cash and $11,978,000 or 90% with shares. This entire distribution will be a capital gain distribution. The share portion of this dividend will be treated as a stock issuance because not all shareholders elected to receive their proportionate share of the cash available for distribution.

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

        In December 2000, the Board of Trustees granted under the 1996 Stock Option Plan, options to purchase 165,500 shares of beneficial interest at $7.75 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after two years and expire ten years after grant date. During the current year, none of these options were exercised. At September 30, 2009, options to purchase 11,500 shares are remaining, all of which are exercisable.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 12—SHAREHOLDERS' EQUITY (Continued)

        In December 2001 the Board of Trustees granted, under the 1996 Stock Option Plan, options to purchase 89,000 shares of beneficial interest at $10.45 per share to a number of officers, employees and consultants of the Trust. The options are cumulatively exercisable at a rate of 25% per annum, commencing after one year and expiring ten years after grant date. During the current year none of the options were exercised. At September 30, 2009, options to purchase 11,000 shares are remaining, all of which are exercisable.

        Changes in the number of shares under all option arrangements are summarized as follows:

	Year Ended September 30,
	2009	2008	2007
Outstanding at beginning of period	22,500	23,750	26,250
Exercised	—	(1,250)	(2,500)

Outstanding at end of period	22,500	22,500	23,750

Exercisable at end of period	22,500	22,500	23,750
Option prices per share outstanding	$7.75 - $10.45	$7.75 - $10.45	$7.75 - $10.45

        As of September 30, 2009, 2008 and 2007 the outstanding options had a weighted average remaining contractual life of approximately 1.6, 2.6 and 3.6 years and a weighted average exercise price of $9.07, $9.07 and $9.00 respectively.

Restricted Shares

        On December 8, 2008, the Board of Trustees adopted and on March 16, 2009, the shareholders of the Trust approved the 2009 BRT Incentive Plan, whereby a maximum of 500,000 shares of beneficial interest may be issued in the form of options or restricted shares to the Trust's officers, employees, trustees and consultants.

        On December 16, 2002, the Board of Trustees adopted and on March 24, 2003 the shareholders of The Trust approved the 2003 BRT Incentive Plan, whereby a maximum of 350,000 shares of beneficial interest may be issued in the form of options or restricted shares to the Trust's officers, employees, trustees and consultants.

        During the years ended September 30, 2009, 2008 and 2007, the Trust issued 126,450, 63,430 and 45,175 restricted shares under the Plans, respectively. The shares vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. For the years ended September 30, 2009, 2008 and 2007, the Trust recognized $876,000, $855,000 and $765,000 of compensation expense respectively. At September 30, 2009, $1,957,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average vesting period is 3.06 years.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 12—SHAREHOLDERS' EQUITY (Continued)

        Changes in number of shares under the 2003 and 2009 BRT Incentive Plans is shown below:

	Years Ended September 30,
	2009	2008	2007
Outstanding at beginning of the year	197,540	157,985	125,010
Issued	126,450	63,430	45,175
Cancelled	(750)	(575)	(7,200)
Vested	(23,960)	(23,300)	(5,000)

Outstanding at the end of the year	299,280	197,540	157,985

(Loss) Earnings Per Share

        The following table sets forth the computation of basic and diluted (loss) earnings per share (dollar amounts in thousands):

	2009	2008	2007
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(47,755)	$(260)	$35,070
Denominator:
Denominator for basic (loss) earnings per share—weighted average shares(1)	11,643,972	11,648,885	10,501,738
Effect of dilutive securities:
Employee stock options	—	7,549	16,559
Stock dividend payable	2,437,352	—	—

Denominator for diluted (loss) earnings per share—adjusted weighted average shares and assumed conversions(1)	11,643,972	11,648,885	10,518,297

Basic (loss) earnings per share	$(4.10)	$(.02)	$3.34
Diluted (loss) earnings per share	$(4.10)	$(.02)	$3.33

(1)
Outstanding shares for 2009 and 2008 are the same for basic and diluted as the effect of dilutive shares in the computation of earnings per share would have been antidilutive.

Treasury Shares

        On March 10, 2008, the Board of Trustees approved a share repurchase program whereby the Trust may repurchase up to 1,000,000 of its shares of beneficial interest. During the fiscal year ended September 30, 2009, and 2008 the Trust repurchased 256,110 and 67,334 shares, respectively at an average cost of $3.68 and $11.41 per share respectively. During the fiscal year ended September 30, 2007 no shares were purchased by the Trust.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 12—SHAREHOLDERS' EQUITY (Continued)

        During the year ended September 30, 2009 and 2008, 23,960 and 24,550 treasury shares respectively, were issued in connection with the exercise of stock options and the issuance of restricted stock under the Trust's stock option and incentive plans. In the year ended September 30, 2007, the Trust issued 47,675 treasury shares in connection with the exercise of stock options under the Trust's existing stock option plan. As of September 30, 2009, the Trust owns 1,438,000 treasury shares of beneficial interest at an aggregate cost of $11,316,000.

NOTE 13—ADVISOR'S COMPENSATION AND RELATED PARTY TRANSACTIONS

        Certain of the Trust's officers and trustees are also officers and directors of REIT Management Corp. ("REIT"), (The Advisor) to which the Trust pays advisory fees for administrative services and investment advice. Fredric H. Gould, chairman of the board, is the sole shareholder of REIT Management Corp. The agreement, as amended, expires on December 31, 2010. Advisory fees are currently charged to operations at a rate of .6% on invested assets. Prior to January 1, 2007, advisory fees were charged to operations at a rate of 1% on real estate loans and 1/2 of 1% on other invested assets. Advisory fees amounted to $1,173,000, $1,730,000 and $2,308,000 for the years ended September 30, 2009, 2008, and 2007, respectively.

        The Trust's borrowers pay fees directly to REIT based on loan originations, which generally are one-time fees payable upon funding of a loan, in the amount of 1/2 of 1% of the total loan. Prior to January 1, 2007, this fee was 1%. These fees, were $44,000, $223,000 and $775,000 for the years ended September 30, 2009, 2008 and 2007, respectively.

        Management of certain properties for the Trust is provided by Majestic Property Management Corp., a corporation in which the chairman of the board is the sole shareholder, under renewable year-to-year agreements. Certain of the Trust's officers and Trustees are also officers and directors of Majestic Property Management Corp. Majestic Property Management Corp. provides real property management, real estate brokerage and construction supervision services to the Trust and its joint venture properties. For the years ended September 30, 2009, 2008 and 2007 fees for these services aggregated $175,000, $139,000, and $209,000, respectively.

        The chairman of the board is also chairman of the board of One Liberty Properties, Inc., a related party, and is an executive officer and sole shareholder of Georgetown Partners Inc., the managing general partner of Gould Investors L.P. and the sole member of Gould General LLC, a general partner of Gould Investors L.P., a related party. Certain of the Trust's officers and Trustees are also officers and directors of Georgetown Partners Inc. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among us and the affiliated entities, which we refer to as the Shared Services Agreement. During the years ended September 30, 2009, 2008 and 2007, allocated general and administrative expenses reimbursed by the Trust to Gould Investors L.P. pursuant to the Shared Services Agreement, aggregated $1,002,000, $1,039,000, and $907,000, respectively. At September 30, 2009, $166,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 14—SEGMENT REPORTING

        Management has determined that the Trust operates in two reportable segments, a loan and investment segment which includes the origination and servicing of our loan portfolio and our investments and a real estate segment which includes the operation and disposition of our real estate assets.

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2009 (dollar amounts in thousands):

	Loan and Investment	Real Estate	Total
Revenues	$10,436	$4,166	$14,602
Interest expense	2,887	1,548	4,435
Provision for loan loss	17,110	—	17,110
Impairment charges	—	12,762	12,762
Other expenses	6,943	8,911	15,854
Amortization and depreciation	—	1,340	1,340

Total expenses	26,940	24,561	51,501
Loss before other revenue and expense items	(16,504)	(20,395)	(36,899)
Equity in loss of unconsolidated ventures	(2,261)	(530)	(2,791)
Net gain on sale of available-for-sale securities	1,016	—	1,016
Gain on sale of joint venture interest	—	271	271
Gain on extinguishment of debt	4,194	2,249	6,443
Minority interest	—	605	605

Loss from continuing operations	(13,555)	(17,800)	(31,355)
Discontinued operations:
Income (loss) from operations	824	(1,139)	(315)
Impairment charges	—	(18,284)	(18,284)
Gain on sale of real estate assets	—	2,199	2,199

Income (loss) from discontinued operations	824	(17,224)	(16,400)
Net loss	$(12,731)	$(35,024)	$(47,755)

Segment assets	$122,785	$70,548	$193,333

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 14—SEGMENT REPORTING (Continued)

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2008 (dollar amounts in thousands):

	Loan and Investment	Real Estate	Total
Revenues	$20,538	$1,848	$22,386
Interest expense	4,633	2,011	6,644
Provision for loan loss	15,260	—	15,260
Impairment charges	1,050	1,630	2,680
Other expenses	8,160	5,188	13,348
Amortization and depreciation	—	795	795

Total expenses	29,103	9,624	38,727
Loss before other revenue and expense items	(8,565)	(7,776)	(16,341)
Equity in earnings of unconsolidated ventures	1,258	100	1,358
Net gain on sale of available-for-sale securities	19,940	—	19,940
Minority interest	—	(139)	(139)

Income (loss) from continuing operations	12,633	(7,815)	4,818
Discontinued operations
Income (loss) from operations	298	(358)	(60)
Impairment charges	—	(6,535)	(6,535)
Gain on sale of real estate assets	—	1,517	1,517

Income (loss) from discontinued operations	298	(5,376)	(5,078)
Net income (loss)	$12,931	$(13,191)	$(260)

Segment assets	$188,309	$81,711	$270,020

        In the fiscal year ended September 30, 2007 the Trust operated in a single segment due to the immateriality of its real estate holdings. Information for the fiscal year ended 2007 is summarized below as if the Trust had operated in two reportable segments in that year:

	Loan and Investment	Real Estate	Total
Revenue	$41,414	$1,486	$42,900
Expense	28,742	1,828	30,570
Other revenue and expense items	20,534	1,838	22,372
Discontinued operations	—	368	368

Net income	$33,206	$1,864	$35,070

Segment assets	$311,566	$16,543	$328,109

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Measured at Fair Value

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments which are not measured at fair value:

        Cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities: The carrying amounts reported in the balance sheet for these instruments approximate their fair value due to the short term nature of these accounts.

        Real estate loans: The earning mortgage loans of the Trust which have variable rate provisions, which are based upon a margin over prime rate, have an estimated fair value which is $31,000 less than their carrying value assuming a market rate of interest of 12.5%. The earning loans of the Trust which have fixed rate provisions have an estimated fair value of $118,000 less than their carrying value assuming a market rates of interest between 8% and 11% which reflect institutional lender yield requirements. For loans which are impaired, the Trust has valued such loans based upon the estimated fair value of the underlying collateral as described more fully in Note 1.

        At September 30, 2009, the estimated fair value of the Trust's junior subordinated notes is less than their carrying value by approximately $19,034,000, based on the retirement of a portion of identical notes on September 29, 2009.

        At September 30, 2009, the estimated fair value of the Trust's mortgages payable is less than their carrying value by approximately $117,000 assuming market interest rates between 6.82% and 8.32%. Market interest rates were determined using current financing transactions provided by third party institutions.

        Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

        The Trust has elected not to report nonfinancial assets and liabilities at fair value.

Financial Instruments Measured at Fair Value

        The Trust accounts for fair value measurements based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between markets participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other "observable" market inputs and Level 3 assets/liabilities are valued

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

based significantly on "unobservable" market inputs. The Trust does not currently own any financial instruments that are classified as Level 3.

	Carrying and Fair Value	Maturity Date	Fair Value Using Fair	Measurements Value Hierarchy
			Level 1	Level 2
Financial assets:
Available-for-sale securities
Corporate equity securities	$4,780,000	—	$4,780,000	—
Corporate debt security	961,000	2/15/2037	—	$961,000
Corporate debt security	971,000	11/15/2026	—	971,000
Corporate debt security	929,000	8/1/2015	—	929,000
Corporate debt security	973,000	6/1/2014	—	973,000
Corporate debt security	349,000	1/15/2012	—	349,000
Loans held for sale	16,915,000	N/A	—	16,915,000

NOTE 16—COMMITMENT

        The Trust maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $303,000, $287,000, and $240,000 during the years ended September 30, 2009, 2008 and 2007, respectively. At September 30, 2009, $227,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

NOTE 17—QUARTERLY FINANCIAL DATA (Unaudited)

	1st Quarter Oct.-Dec	2nd Quarter Jan.-March	3rd Quarter April-June	4th Quarter July-Sept.	Total For Year
	2009
Revenues	$4,749	$3,651	$2,662	$3,540	$14,602
Provision for loan loss	—	17,530	—	(420)	17,110
Impairment charges	—	8,940	122	3,700	12,762
Gain on sale of available for sale securities	—	—	92	924	1,016
Gain on early extinguishment of debt	—	—	—	6,443	6,443
Income from continuing operations	(554)	(30,283)	(2,678)	2,160	(31,355)
Discontinued operations(a)	(3,069)	(12,053)	(2,585)	1,307	(16,400)
Net (loss) income	(3,623)	(42,336)	(5,263)	3,467	(47,755)
(Loss) income per beneficial share
Continuing operations	(.05)	(2.59)	(.23)	.19	(2.69)
Discontinued operations	(.26)	(1.03)	(.22)	.11	(1.41)

Basic (loss) earnings per share	$(.31)	$(3.62)	$(.45)	$.30	$(4.10) (c)

	1st Quarter Oct.-Dec	2nd Quarter Jan.-March	3rd Quarter April-June	4th Quarter July-Sept.	Total For Year
	2008
Revenues	$7,422	$5,156	$5,135	$4,673	$22,386
Provision for loan loss	—	5,300	6,400	3,560	15,260
Impairment charges	—	—	1,050	1,630	2,680
Gain on sale of available for sale securities	—	3,818	7,885	8,237	19,940
Income (loss) from continuing operations	2,890	(740)	143	2,525	4,818
Discontinued operations(b)	340	726	(5,825)	(319)	(5,078)
Net income (loss)	3,230	(14)	(5,682)	2,206	(260)
Income (loss) per beneficial share
Continuing operations	.25	(.06)	.01	.22	$.41
Discontinued operations	.03	.06	(.49)	(.03)	.43

Basic earnings (loss) per share	$.28	$.00	$(.48)	$.19	$(.02) (c)

(a)
Includes impairment charges of $3,500,000, $11,809,000, $2,461,000 and $514,000 in the 1st, 2nd, 3rd and 4th quarters of 2009, respectively.

(b)
Includes impairment charges of $5,750,000 and $785,000 in the 3rd and 4th quarters of 2008 respectively.

(c)
Calculated on weighted average shares outstanding for the fiscal year. May not foot due to rounding.

NOTE 18—SUBSEQUENT EVENTS

        Subsequent events have been evaluated through December 14, 2009, (the filing date of this annual report on Form 10-K) and any significant events, relative to our consolidated financial statements as of September 30, 2009 that warrant additional disclosure have been included in the notes to the consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE PROPERTIES, REAL ESTATE PROPERTIES HELD FOR SALE
AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2009

(Dollar amounts in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount At Which Carried at September 30, 2009
												Depreciation Life For Latest Income Statement
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Amortization	Date of Construction	Date Acquired
Commercial
Yonkers, NY.	$2,230		$4,000	$53	—	—	$4,053	$4,053	$992		Aug-00	39 years
South Daytona, FL.	—	$10,437	—	—	—	10,437	—	10,437	—		Feb-08	N/A
Newark, NJ	7,230	17,088	19,033	2,781	—	17,088	21,814	38,902	153		June-09	39 years
Fort Wayne, IN	—	531	2,123	—	—	531	2,123	2,654	—		Sept-08	39 years
Residential
Manhattan, NY	—	—	—	18	—	—	18	18	—		—	27.5 years
North Miami Beach, FL	—	2,199	7,959	2,007		1,116	4,798	5,914	280		Feb-08	27.5 years
Fort Wayne, IN.	—	1,653	6,610	1,479	—	220	2,316	2,536	265		July-08	27.5 years
Highland Ridge	—	1,802	7,187	826	—	611	3,248	3,859	232		July-08	27.5 years
Misc.(1)	—	—	—	—	—	—	3,297	3,297	—

Total	$9,460	$33,710	$46,912	$7,164	—	$30,003	$41,667	$71,670	$1,922	—

								(a)	(b)	(c)

(1)
Represents loans which are reported as real estate because they do not qualify for sale treatment under current accounting guidance.

 BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE PROPERTIES, REAL ESTATE PROPERTIES HELD FOR SALE
AND ACCUMULATED DEPRECIATION (Continued)

SEPTEMBER 30, 2009

(Dollar amounts in thousands)

        Notes to the schedule:

(a)	Total real estate properties (including properties held for sale)	$71,670
	Less: Accumulated depreciation and amortization	1,922

	Net real estate properties	$69,748

(b)	Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.
(c)	Information not readily obtainable.

        A reconciliation of real estate properties (including real estate properties held for sale) is as follows:

	Year Ended September 30,
	2009	2008	2007
Balance at beginning of year	$77,012	$12,691	$6,175
Additions:
Acquisitions through foreclosure	60,304	104,172	9,355
Capital improvements	4,722	3,914	106

	65,026	108,086	9,461

Deductions:
Sales	40,035	34,885	2,833
Depreciation/amortization	1,209	720	112
Impairment charges	31,046	8,160	—

	72,290	43,765	2,945

Balance at end of year	$69,748	$77,012	$12,691

        The aggregate cost of investments in real estate assets for Federal income tax purposes is approximately $17,060 higher than book value.

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE AND REAL ESTATE
LOANS HELD FOR SALE
SEPTEMBER 30, 2009
(Dollar amounts in thousands)

Description	# of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount Of Mortgages	Principal Amount of Loans subject to delinquent principal or interest
First Mortgage Loans
Multi-family/Condo Conversion NY, NY	1	7.00%Pay / 7% Accrue	Dec-09	Interest monthly, principal at maturity	—	$26,075	$26,032	—
Retail/Office Brooklyn, New York	1	Prime+7.00%	Demand	Interest monthly, principal at maturity	—	22,967	16,238	$22,967
Multi-family, Mesa, Arizona	1	9.00%	Oct-12	Interest monthly, principal at maturity	—	9,975	9,975	—
Multi-family/Condo Brooklyn, New York	1	7.00%	Oct-09	Interest monthly, principal at maturity	—	8,488	8,488	—
Land New York, New York	1	Prime+4.00%	Oct-09	Interest monthly, principal at maturity	—	6,390	6,390	—
Multi-family, Apopka, Florida	1	7.00%	June-12	Interest monthly, principal at maturity	—	3,954	3,954	—
Multi-family, Utica, New York	1	Prime+7.00%	Demand	Interest monthly, principal at maturity	—	2,256	638	2,256
Multi-family, Brooklyn, New York	1	Prime+4.25%	May-10	Interest monthly, principal at maturity	—	2,066	2,066	—
$0 - 999	9				—	1,265	1,265	580
$1000 - 1,999	3				—	4,524	4,524

Total	20				$—	$87,960	$79,570	$25,803

BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
AND REAL ESTATE LOANS HELD FOR SALE (Continued)

SEPTEMBER 30, 2009

(Dollar amounts in thousands)

Notes to the schedule:

(a)
The following summary reconciles mortgage loans at their carrying values:

	Year Ended September 30,
	2009	2008	2007
Balance at beginning of year	$128,843	$239,341	$281,343
Additions:
Advances under real estate loans	30,481	66,027	122,909
Amortization of deferred fee income	897	2,128	4,993
Repurchase of participation interest	—	—	5,750

	31,378	68,155	133,652
Deductions:
Collections of principal	20,207	56,824	152,129
Sale of participation interests	—	—	1,110
Provision for loan loss	17,110	15,260	9,300
Collection of loan fees	557	2,144	3,646
Loan loss recoveries	2,417	—	—
Transfer to real estate upon foreclosure, net of charge offs and unamortized fees	40,360	104,425	9,469

	80,651	178,653	175,654
Balance at end of year	$79,570	$128,843	$239,341

(b)
Carrying amount of mortgage loans are net of allowances for loan losses in the amount of $1,618, $6,710 and $8,917 in 2009, 2008 and 2007 respectively.

(c)
Carrying amount of mortgage loans are net of deferred fee income in the amount of $44, $455 and $1,268 in 2009, 2008 and 2007 respectively.

(d)
The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item l. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
Executive Officers of Registrant
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among BRT Realty Trust, The S&P 500 Index And The FTSE NAREIT Mortgage REITs Index
Issuer Purchases of Equity Securities
  Item 6. Selected Financial Information.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BRT REALTY TRUST AND SUBSIDIARIES Consolidated Balance Sheets (Amounts in thousands except per share amounts)
BRT REALTY TRUST AND SUBSIDIARIES Consolidated Statements of Operations (Dollar amounts in thousands except per share amounts)
BRT REALTY TRUST AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity Years Ended September 30, 2009, 2008, and 2007 (Amounts in thousands except share and per share data)
BRT REALTY TRUST AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollar amounts in thousands)
BRT REALTY TRUST AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued) (Dollar amounts in thousands)
BRT REALTY TRUST AND SUBSIDIARIES Notes to Consolidated Financial Statements September 30, 2009
BRT REALTY TRUST AND SUBSIDIARIES SCHEDULE III—REAL ESTATE PROPERTIES, REAL ESTATE PROPERTIES HELD FOR SALE AND ACCUMULATED DEPRECIATION (Continued) SEPTEMBER 30, 2009 (Dollar amounts in thousands)