Form 10-Q
period 2009-12-31
BRT REALTY TRUST
filed 2010-02-09
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

14,009,489 Shares of Beneficial Interest,
$3 par value, outstanding on February 5, 2010

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share amounts)
	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS
Real estate loans
Earning interest	$4,431	$44,677
Non-earning interest	37,398	2,836
	41,829	47,513
Deferred fee income	(100)	(44)
Allowance for possible losses	(4,820)	(1,618)
	36,909	45,851
Purchase money mortgage loans	16,831	16,804
Real estate loans held for sale	-	16,915
Real estate properties net of accumulated depreciation of $1,311 and $923	55,549	55,544
Investment in unconsolidated ventures at equity	801	2,477
Cash and cash equivalents	57,960	25,708
Available-for-sale securities at market	5,542	8,963
Real estate properties held for sale	5,752	14,204
Other assets	6,910	6,867
Total Assets	$186,254	$193,333
LIABILITIES AND EQUITY
Liabilities:
Junior subordinated notes	$40,376	$40,234
Mortgages payable	9,784	9,460
Accounts payable and accrued liabilities	1,456	2,149
Deposits payable	886	1,965
Dividends payable	-	13,308
Total Liabilities	52,502	67,116

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 15,148 and 12,711 issued	45,445	38,133
Additional paid-in capital	171,903	167,073
Accumulated other comprehensive income—net unrealized gain on available-for-sale securities	1,112	2,711
Retained deficit	(77,895)	(75,374)
Cost of 1,438 treasury shares of beneficial interest	(11,316)	(11,316)
Total BRT Realty Trust shareholders’ equity	129,249	121,227
Noncontrolling interests	4,503	4,990
Total Equity	133,752	126,217
Total Liabilities and Equity	$186,254	$193,333

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)
	Three Months Ended
	December 31, 2009	December 31, 2008
Revenues:
Interest on real estate loans	$445	$3,848
Interest on purchase money mortgage loans	350	-
Loan fee income	102	484
Rental revenues from real estate properties	877	347
Other, primarily investment income	107	201
Total revenues	1,881	4,880
Expenses:
Interest on borrowed funds	522	1,399
Advisor’s fees, related party	193	357
Provision for loan loss	3,165	-
Foreclosure related professional fees	21	348
General and administrative—including $242 and $263 to related party	1,428	1,668
Operating expenses relating to real estate properties including interest on mortgages payable of $154 and $37	979	262
Amortization and depreciation	224	279
Total expenses	6,532	4,313
Total revenues less total expenses	(4,651)	567
Equity in earnings of unconsolidated ventures	75	84
Gain on sale of available-for-sale securities	1,586	-
(Loss) income from continuing operations	(2,990)	651
Discontinued operations:
Loss from operations	(406)	(730)
Impairment charges	(745)	(3,500)
Gain on sale of real estate assets	1,253	-
Discontinued operations	102	(4,230)
Net loss	(2,888)	(3,579)
Less net loss (income) attributable to non controlling interests	367	(44)
Net loss attributable to common shareholders	$(2,521)	$(3,623)

Basic and diluted per share amounts attributable to common shareholders:
(Loss) income from continuing operations	$(.20)	$.05
Discontinued operations	.01	(.36)
Basic and diluted loss per share	$(.19)	$(.31)

Amounts attributable to BRT Realty Trust:
(Loss) income from continuing operations	$(2,623)	$607
Discontinued operations	102	(4,230)
Net loss	$(2,521)	$(3,623)

Weighted average number of common shares outstanding:
Basic and diluted	13,214,700	11,694,769

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except for per share amounts)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Treasury Shares	Non Controlling Interest	Total

Balances, September 30, 2009	$38,133	$167,073	$2,711	$(75,374)	$(11,316)	$4,990	$126,217

Compensation expense – restricted stock	-	218	-	-	-	-	218

Shares issued – stock dividend (2,437,352 shares)	7,312	4,612	-	-	-	-	11,924
Distributions to non controlling interests	-	-	-	-	-	(120)	(120)

Net loss	-	-	-	(2,521)	-	(367)	(2,888)

Other comprehensive loss - net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $1,557,000 included in net loss)	-	-	(1,599)	-	-	-	(1,599)

Comprehensive loss	-	-	-	-	-	-	(4,487)

Balances, December 31, 2009	$45,445	$171,903	$1,112	$(77,895)	$(11,316)	$4,503	$133,752

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Three Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,888)	$(3,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan loss	3,165	-
Impairment charges	745	3,500
Amortization and depreciation	233	439
Amortization of deferred fee income	(102)	(419)
Accretion of junior subordinated notes principal	142	-
Amortization of securities discount	(18)	-
Amortization of restricted stock	218	220
Gain on sale of real estate assets from discontinued operations	(1,253)	-
Gain on sale of available for sale securities	(1,586)	-
Equity in earnings of unconsolidated joint ventures	(75)	(84)
Distribution of earnings of unconsolidated joint ventures	50	153
Increase in straight line rent	(157)	(4)
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in interest and dividends receivable	412	(158)
Decrease in prepaid expenses	34	40
Decrease in accounts payable and accrued liabilities	(1,671)	(306)
Increase in security deposits and other receivable	(365)	-
Other	(35)	59
Net cash used in operating activities	(3,151)	(139)

Cash flows from investing activities:
Collections from real estate loans	6,990	2,134
Additions to real estate loans	(1,332)	(11,860)
Proceeds from the sale of loans	16,815	-
Loan loss recoveries	37	-
Net costs capitalized to real estate owned	(529)	(1,239)
Collection of loan fees	157	195
Proceeds from sale of real estate owned	9,319	-
Proceeds from sale of available for sale securities	3,425	-
Contributions to unconsolidated joint ventures	-	(123)
Distributions of capital of unconsolidated joint ventures	1,701	245
Net cash provided by (used in) investing activities	36,583	(10,648)

Cash flows from financing activities:
Proceeds from borrowed funds	-	6,000
Repayment of borrowed funds	-	(3,000)
Increase in deferred credit facility costs	-	(462)
Increase in mortgages payable	346	-
Mortgage principal payments	(22)	(21)
Cash distribution – common shares	(1,334)	(15,565)
Expenses associated with stock issuance	(50)	-
Capital distribution to minority partners	(120)	(30)

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Amounts in Thousands)

Repurchase of shares	-	(168)
Net cash used in financing activities	(1,180)	(13,246)

Net increase (decrease) in cash and cash equivalents	32,252	(24,033)
Cash and cash equivalents at beginning of period	25,708	35,765
Cash and cash equivalents at end of period	$57,960	$11,732
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$144	$1,302
Non cash investing and financing activity:
Reclassification of loans to real estate upon foreclosure	-	$7,500
Reclassification of real estate properties to real estate held for sale	$8,552	$78

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

Note 1 – Organization and Background

BRT Realty Trust is a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts.  Our primary business is and has been for over twenty five years, to originate and hold for investment short-term senior and junior commercial mortgage loans secured by real property in the United States.  Our objective is to provide our shareholders with returns over time, including quarterly cash distributions and capital appreciation, by originating mortgage loans secured by a diversified portfolio of real property.  Due to the current credit crisis however, our business focus has temporarily shifted emphasis from originating loans to servicing our loan portfolio, workout activities, pursuing foreclosure actions, acquiring the underlying properties in foreclosure proceedings, supervising real estate assets and selling real estate assets acquired in foreclosure proceedings.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2009 and for the three  months ended December 31, 2009 and December 31, 2008 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the current quarter, the Trust adopted guidance related to the presentation of non controlling interests.  Prior period amounts were retrospectively adjusted to reflect this adoption.

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

RBH-TRB Newark Holdings LLC was determined to be a Variable Interest Entity (“VIE”) because the Trust has disproportionately few voting rights as compared with its obligations to absorb expected losses or rights to receive expected residual returns.  The Trust was determined to be the primary beneficiary as it is expected to absorb a majority of the VIE’s expected losses.  For these reasons, the Trust has consolidated the operations of this VIE in the Trust’s consolidated financial statements.

With respect to its unconsolidated joint ventures, as (i) the Trust is primarily the managing member but does not exercise substantial operating control over these entities or the Trust is not the managing member and (ii) such entities are not VIE’s, the Trust has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT’s Annual Report on Form 10-K for the year ended September 30, 2009.

Note 2 - Basis of Preparation (Continued)

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Actual results could differ from those estimates.

Note 3 - Equity

Common Share Dividend Distribution

On October 30, 2009, the Trust issued 2,437,352 of its common shares in connection with a dividend that was declared and accrued in September 2009.  The dividend, which totaled $13,308,000 (or $1.15 per share), was paid 90% in common shares and 10% in cash.  The cash portion of the distribution was $1,330,000.  No dividends were declared in the three months ended December 31, 2009 and 2008.

Restricted Shares

As of December 31, 2009, there were 7,790 and 349,250  restricted shares issued under the Trust’s 2009 and 2003 incentive plans, respectively.  The total number of shares allocated to these plans are 500,000 and 350,000, respectively.   The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier.  Since inception of the plans, 57,760 shares have vested. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, but is included in the earnings per share computation.   The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the three months ended December 31, 2009 and 2008, the Trust recorded $218,000 and $220,000 of compensation expense, respectively, as a result of the outstanding restricted shares.   At December 31, 2009, $1,739,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2.8 years.

Per Share Data

Basic (loss) earnings per share attributable to holders of shares of beneficial interest in BRT Realty Trust were determined by dividing net (loss) income for the period by the weighted average number of common shares outstanding during each period.

Diluted (loss) earnings per share attributable to holders of shares of beneficial interest in BRT Realty Trust reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Trust.

Basic and diluted shares for the three months ended December 31, 2009 and 2008 were 13,214,700 and 11,694,769, respectively.

The impact of dilutive securities is not included in the computation of loss per share for the three months ended December 31, 2009 and 2008, as the inclusion of such common share equivalents would be anti-dilutive.

Note 4 - Real Estate Loans and Purchase Money Mortgages

At December 31, 2009, information relating to real estate loans, all of which are first mortgage loans, is summarized as follows (dollar amounts in thousands):

First mortgage loans:	Earning Interest	Non-Earning Interest	Total	Allowance For Possible Losses (1)	Real Estate Loans, Net

Multi-family residential	$2,066	$2,836	$4,902	$(1,835)	$3,067
Vacant loft building	-	26,075	26,075	(2,985)	23,090
Condominium units	-	8,487	8,487	-	8,487
Hotel condominium units	1,061	-	1,061	-	1,061
Retail	1,296	-	1,296	-	1,296
Residential	8	-	8	-	8
	4,431	37,398	41,829	(4,820)	37,009
Deferred fee income	(14)	(86)	(100)	-	(100)
Real estate loans, net	4,417	37,312	41,729	(4,820)	36,909

Purchase money mortgage loans:

Multi-family residential	16,831	-	16,831	-	16,831
Real estate loans and purchase money mortgage loans, net	$21,248	$37,312	$58,560	$(4,820)	$53,740

(1) All allowance for possible losses relate to non-earning loans.

At December 31, 2009, four non-earning loans were outstanding to four separate, unrelated borrowers having an aggregate outstanding principal balance of $37,398,000, representing 64% of total real estate loans and 20% of total assets.  The Trust recognized cash basis interest of $131,000 on non-earning loans in the three month period ended December 31, 2009.

Information regarding these non-earning loans is set forth in the table below (dollar amounts in thousands):

Loan Designation	Utica, NY	New York, NY	Brooklyn, NY	New York, NY

Principal Balance	$2,256	$580	$8,487	$26,075
Accrued Interest	-	-	-	-
Cross collateral or cross default provision	No	No	No	No
Secured	Yes	Yes	Yes	Yes
Security	Multi-family apartment building	Vacant multi-family building	Condominium units	Vacant loft building
Recourse/non-recourse	Recourse	Recourse	Recourse	Recourse
Impaired	Yes	Yes	No	Yes
Allowance for possible losses	$1,655	$180	-	$2,985
Collateral Dependent	Yes	Yes	Yes	Yes

Note 4 - Real Estate Loans and Purchase Money Mortgages (Continued)

A summary of the changes in non-earning loans, before allowance for possible losses of $4,820,000, for the three months ended December 31, 2009 is as follows (dollar amounts in thousands):

	Three Months Ended December 31, 2009

Principal balance at September 30, 2009	$2,836

Additions	34,562	(a)(b)

Principal balance at December 31, 2009	$37,398

(a) On December 4, 2009, the borrower to which we loaned $8,487,000 secured by condominium units located  in Brooklyn, NY filed for protection under Chapter 11 of the Federal Bankruptcy Laws.  At that time this loan was reclassified to non-earning.

(b)  On December 22, 2009, management sent a notice of default to the borrower with respect to a loan having an outstanding principal balance of $26,075,000 secured by a vacant loft building located in New York, NY.  At that  time this loan was reclassified to non-earning.

At December 31, 2009, three separate, unaffiliated borrowers had loans outstanding in excess of 10% of the loan total portfolio before loan loss allowances. Information regarding the loans outstanding, including purchase money mortgage loans to each of these borrowers is set forth in the table below:

Gross Loan Balance	# of Loans	% of Gross Loans	% of Assets	Type	State	Status

$26,075,000	1	44.45%	14.01%	Vacant loft building	NY	Non-Performing
$9,975,000	1	17.01%	5.36%	Multi-family, residential	AZ	Performing
$8,487,000	1	14.47%	4.56%	Multi-family, condo units	NY	Non-Performing

Note 5 – Real Estate Loans Held for Sale

During the quarter ended December 31, 2009 the Trust sold one loan secured by an office building and ground floor retail located in Brooklyn, NY and seven loans secured by condominium units located in Miami, FL.  The first loan with a carrying value of $16,238,000 and the condominium loans with a carrying value of $677,000 were sold for their approximate book values; accordingly no gain or impairment charge was recognized on these sales.

Note 6 - Allowance for Possible Loan Losses

An analysis of the loan loss allowance at December 31, 2009 and December 31, 2008, respectively, is as follows (dollar amounts in thousands):
	Three Months Ended December 31,
	2009	2008
Balance at beginning of period	$1,618	$6,710
Provision for loan loss	3,165	-
Charge-offs	-	(5,160)
Recoveries	37	-
Balance at end of period	$4,820	$1,550

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

The allowance for possible losses applies to three loans aggregating $28,911,000 at December 31, 2009, all  of which are non-earning, and two loans aggregating $5,093,000 at December 31, 2008, both of which were  non-earning.

Note 7 - Real Estate Properties

A summary of real estate properties owned at December 31, 2009 is as follows (dollar amounts in thousands):

	September 30, 2009 Balance	Costs Capitalized	Depreciation Amortization and Paydowns	December 31, 2009 Balance

Retail shopping center	$3,061	$-	$(26)	$3,035
Condominium units/coop shares	528	-	(13)	515
Land	13,205	-	(42)	13,163
Commercial (a)	38,750	226	(140)	38,836
Total real estate properties	$55,544	$226	$(221)	$55,549

Note 7 - Real Estate Properties (Continued)

(a)
Represents the real estate assets of  RBH-TRB Newark Holdings LLC, a consolidated VIE which is more fully described in Note 2 - Basis of Presentation.  These assets are subject to a $27,000,000 blanket mortgage, held by the Trust, which is eliminated in consolidation.  Several of the assets are also encumbered by other mortgages which are described in Note 12 –Debt Obligations – Mortgages Payable.

The risks associated with our involvement in this VIE have not changed in the three months ended December 31, 2009.  These risks are fully described in the 10-K for the period ended September 30, 2009.

For the three months ended December 31, 2009 this VIE had revenues of $517,423 and operating expenses of $1,137,000, which includes interest expense paid to the Trust of $414,000 that is eliminated in consolidation.  The Trust did not make any capital contributions to this venture in the three months ended December 31, 2009.

Note 8 – Impairment Charges

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

The Trust took an impairment charge of $740,000 in the three months ended December 31, 2009 relating to a multi-family residential property subject to a sales contract dated December 18, 2009.  The book value approximates the net sales price.

Note 9 – Investment in Unconsolidated Ventures at Equity

The Trust is a partner in three unconsolidated ventures, two of which own and operate two properties.   These three ventures generated $75,000 and $84,000 in equity earnings for the three months ended December 31, 2009 and 2008, respectively.  The Trust’s equity in these unconsolidated ventures totaled $801,000 and $2,477,000 at December 31, 2009 and September 30, 2009, respectively.

Note 10 – Available-For-Sale Securities

The cost of available-for-sale equity securities at December 31, 2009 was $1,584,000.  The fair value of these securities was $2,268,000 at December 31, 2009.  Gross unrealized gains were $716,000 and gross unrealized losses totaled $32,000 at December 31, 2009.  These amounts are reflected as accumulated other comprehensive income – net unrealized gain on available-for-sale securities in the accompanying consolidated balance sheets.

Note 10 – Available-For-Sale Securities (Continued)

The valuation of the Trust’s available-for-sale equity securities was determined to be a Level 1 financial asset within the valuation hierarchy established by current accounting guidance, and is based on current market quotes received from financial sources that trade such securities.

During the quarter ended December 31, 2009, the Trust sold equity securities for $2,425,000.  The basis of these securities was $975,000 and was determined using average cost.  Accordingly, the Trust recognized a gain of $1,450,000 from these sales.

The amortized cost of our available-for-sale debt securities at December 31, 2009 was $2,846,000.  The fair value of these securities was $3,274,000 at December 31, 2009.  Gross unrealized gains were $428,000 at December 31, 2009.  These amounts are reflected as accumulated other comprehensive income – net unrealized gain on available-for-sale securities in the accompanying consolidated balance sheets.

The valuation of the Trust’s available-for-sale debt securities was determined to be a Level 2 financial asset within the valuation hierarchy established by current accounting guidance, and is based on market quotes from inactive markets received from financial sources that trade such securities.

During the quarter ended December 31, 2009 the Trust sold a corporate bond for $1,000,000.  The basis of  this security was $864,000 and was determined using specific identification.  Accordingly the Trust recognized a gain of $136,000 from this sale.

Note 11 – Real Estate Properties Held for Sale

A summary of changes in real estate properties held for sale is shown below (dollar amounts in thousands):

	September 30, 2009 Balance	Improvements	Impairment Charges	Sales		December 31, 2009 Balance
Condominium Units	$5,652	$60	$(5)	$(5,659	)(a)	$48
Multi-family	5,899	215	(740)	(2,351	)(b)	3,023
Hotel	2,653	28	-	-		2,681
Total	$14,204	$303	$(745)	$(8,010)		$5,752

(a)
In the quarter ended December 31, 2009, the Trust sold a cooperative apartment unit, located in Manhattan, NY and its remaining condominium units in Miami, FL.  The Trust recognized a gain on these sales of $451,000.

(b)	In the quarter ended December 31, 2009, the Trust sold its multi-family apartment complex in Fort Wayne, IN. The Trust recognized a gain of $812,000 on this sale.

Note 12 – Debt Obligations

Debt obligations consist of the following (dollar amounts in thousands):

	December 31, 2009	September 30, 2009
Junior subordinated notes	$40,376	$40,234
Mortgages payable	9,784	9,460
Total debt obligations	$50,160	$49,694

Junior Subordinated Notes

At December 31, 2009, the Trust's junior subordinated notes had an outstanding principal balance of $42,400,000 and a book balance of $40,376,000.  The difference of $2,024,000, representing unamortized principal, is being accreted over the remaining term of the securities using the level yield method and will be charged to interest expense.  The remaining unamortized fees, which total $870,000, are being amortized over the remaining term.   Amortization of these fees totaled $8,000 and $44,000 in the three months ended December 31, 2009 and 2008, respectively.

The notes have a fixed rate of interest of 3.5% per annum, to be paid annually in advance through July 31, 2012.   From August 1, 2012 to April 28, 2016, the notes have a blended fixed rate of interest of 8.37%, and commencing on April 29, 2016 until maturity in 2036, the interest rate on the notes will equal LIBOR plus 2.95%.

Mortgages Payable

The Trust has five first mortgages outstanding with an aggregate principal balance of $9,784,000.  One of these mortgages, with an outstanding balance at December 31, 2009 of $2,207,000, secures a long term leasehold position on a shopping center owned by a consolidated joint venture.  The remaining four mortgages, with outstanding balances at December 31, 2009 of $7,577,000, secure individual parcels in Newark, NJ owned by another consolidated joint venture.

Note 13 – Comprehensive Loss

Comprehensive loss for the three month period was as follows (dollar amounts in thousands):

	Three Months Ended December 31,
	2009	2008
Net loss	$(2,888)	$(3,579)
Other comprehensive loss –
Unrealized loss on available for-sale securities	(1,599)	(4,298)
Less: Net loss (income) attributable to non controlling interests	367	(44)
Comprehensive loss attributable to common shareholders	$(4,120)	$(7,921)

Note 14 -Segment Reporting

Management has determined that it operates in two reportable segments: (i) a loan and investment segment which includes the origination and servicing of our loan portfolio and investments and (ii) a real estate segment which includes the operation and disposition of our real estate assets.

The following table summarizes our segment reporting for the three months ended December 31, 2009 (dollar amounts in thousands):
	Loan and Investment	Real Estate	Total

Revenues	$1,004	$877	$1,881

Interest expense	340	182	522
Provision for loan loss	3,165	-	3,165
Other expenses	1,079	1,542	2,621
Amortization and depreciation	-	224	224
Total expenses	4,584	1,948	6,532

Total revenues less total expenses	(3,580)	(1,071)	(4,651)

Equity in earnings of unconsolidated ventures	28	47	75
Gain on sale of available-for-sale securities	1,586	-	1,586
(Loss) from continuing operations	(1,966)	(1,024)	(2,990)

Discontinued operations:
(Loss) from operations	-	(406)	(406)
Impairment charges	-	(745)	(745)
Gain on sale of real estate assets	-	1,253	1,253
Discontinued operations	-	102	102

Net loss	(1,966)	(922)	(2,888)

Less loss attributable to noncontrolling interests	-	367	367
Net loss attributable to common shareholders	$(1,966)	$(555)	$(2,521)

Segment assets	$121,422	$64,832	$186,254

Note 14 -Segment Reporting (Continued)

The following table summarizes our segment reporting for the three months ended December 31, 2008 (dollar amounts in thousands):
	Loan and Investment	Real Estate	Total

Revenues	$4,533	$347	$4,880

Interest expense	913	486	1,399
Other expenses	1,669	966	2,635
Amortization and depreciation	-	279	279
Total expenses	2,582	1,731	4,313

Income (loss) before other revenue and expense items	1,951	(1,384)	567

Equity in earnings of unconsolidated ventures	35	49	84
Income (loss) from continuing operations	1,986	(1,335)	651

Discontinued operations:
Loss from operations	-	(730)	(730)
Impairment charges	-	(3,500)	(3,500)
Discontinued operations	-	(4,230)	(4,230)

Net income (loss)	1,986	(5,565)	(3,579)
Less income attributable to Noncontrolling interests	-	(44)	(44)
Net loss attributable to common shareholders	$1,986	$(5,609)	$(3,623)

Segment assets	$162,618	$86,655	$249,273

  Note 15 – Fair Value of Financial Instruments

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

Real estate loans:  The earning mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market rate of interest between 11% and 12.5%.  The earning mortgage loans of the Trust which have fixed rate provisions have an estimated fair value of $75,000 greater than their carrying value assuming a market rate of interest of 8% which reflect institutional lender yield requirements.  For mortgage loans which are impaired, the Trust has valued such loans based upon the estimated fair value of the underlying collateral.

Note 15 – Fair Value of Financial Instruments (Continued)

At December 31, 2009, the estimated fair value of the Trust’s junior subordinated notes is less than their carrying value by approximately $19,034,000, based on the credit risk and interest rate risk of the Trust.

At December 31, 2009, the estimated fair value of the Trust’s mortgages payable is less than their carrying value by approximately $151,000 assuming market interest rates between 6.14% and 8.39%.  Market rates were determined using current financing transactions provided by third party institutions.

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

The Company accounts for fair value measurements in accordance with current accounting guidance which emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  In accordance with the hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.  The Company does not currently own any financial instruments that are classified as Level 3.  At December 31, 2009 information regarding the Trusts financial assets measured at fair value are as follows:

	Carrying and Fair Value	Maturity Date	Fair Value Measurements Using Fair Value Hierarchy
Financial assets:			Level 1	Level 2
Available-for-sale securities
Corporate equity securities	$2,268,000	-	$2,268,000	-
Corporate debt security	981,000	2/15/2037	-	$981,000
Corporate debt security	957,000	8/1/2015	-	957,000
Corporate debt security	980,000	6/1/2014	-	980,000
Corporate debt security	356,000	1/15/2012	-	356,000

Note 16 – New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued updated guidance, which applies to all transactions or events in which an entity obtains control of one or more businesses.  This guidance establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  The Trust adopted this guidance on October 1, 2009.  The impact of adopting this guidance on the Trust’s consolidated financial statements is the requirement to expense most transaction costs relating to its future acquisition activities.

Note 16 – New Accounting Pronouncements (Continued)

In December 2007, the FASB issued updated guidance which requires non-controlling interests in a consolidated subsidiary to be displayed in the statement of financial position as a separate component of equity. Consolidated net income and consolidated comprehensive income shall be adjusted to include the net income attributable to the noncontrolling interests. The Trust adopted this guidance on October 1, 2009.  The impact of adopting this guidance on the consolidated financial statements is limited to the presentation of non controlling interests and prior period amounts were retrospectively adjusted to  reflect this adoption.

In February 2008, the FASB issued updated guidance which deferred the effective date of previous guidance issued regarding the fair value of non financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Trust adopted this guidance on October 1, 2009.  As the Trust presentation was consistent with this guidance, there has been no impact to the Trusts consolidated financial statements.

In June 2008, the FASB issued updated guidance which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. The Trust adopted this guidance on October 1, 2009, as the Trusts presentation was consistent with this guidance, there has been no impact to the Trust’s consolidated financial statements.

In June 2009, the FASB issued updated guidance to amend various components of the guidance regarding sale accounting related to financial assets, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets.  In addition, this guidance removes the exemption for qualifying special purpose entities from the previous guidance.  This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited.  While the Trust is currently evaluating the effect of the adoption of this guidance, the Trust believes the adoption will not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued updated guidance, which amends guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE.  Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited.  The Trust is currently evaluating the effect of adopting this guidance.

Note 17 – Subsequent Events

Subsequent events have been evaluated through February 9, 2010, (the filing date of the quarterly report on Form 10Q) and any significant events, relative to our consolidated financial statements as of December 31, 2009 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview

We are a real estate investment trust, also known as a REIT.  Our business is to originate and hold for investment short-term, senior mortgage loans secured by commercial and multi-family real estate property in the United States.

For approximately the past two fiscal years, continuing in the quarter ending December 31, 2009 (the first quarter of our 2010 fiscal year), the economic recession caused major disruptions in the credit markets, a lack of liquidity and significant devaluations of real estate assets.  Due to these conditions and the effect they have had on our business, our focus shifted from originating loans to servicing our loan portfolio, including workout activities and pursuing foreclosure actions with respect to defaulted loans, acquiring real properties securing defaulted loans, operating real property acquired by us in workouts and foreclosure proceedings, and engaging in activities related to the sale of certain of these properties.  During this period, we originated loans at a significantly reduced level due to limited demand for our short-term bridge loans and our concerns about the ability of potential borrowers, in the current environment, to repay a loan.

The issues which we faced and dealt with in the past two fiscal years have continued in the first quarter of the 2010 fiscal year.  Among other items, in the first quarter of the 2010 fiscal year, two loans, with an aggregate principal balance of $34,562,000, became non-performing and we recorded $3,165,000 in loan loss provisions primarily against one of these loans.

However, as a result of the activities we engaged in over approximately the past two plus years in resolving the problems related to our lending activities, at December 31, 2009:

•	we have cash and cash equivalents and available for sale securities totaling $63,502,000;
•	we have real estate properties held for sale, acquired in foreclosure proceedings, of $5,572,000, all of which are being actively marketed or are under contract for sale;
•	our performing loan portfolio, which includes purchase money mortgage loans issued to facilitate the sale of properties acquired in foreclosure proceedings, totals $21,262,000; and
•
we own $52,513,000 of real estate assets acquired in foreclosure proceedings (excluding real estate held for sale), which includes $38,836,000 of real estate assets owned by a joint venture in which we have an approximate 50.1% interest.  In the quarter ending December 31, 2009 our income from real estate properties, excluding real estate properties held for sale, was $877,000 and our operating expenses for these properties was $979,000, resulting in an operating loss of $102,000.

The economic environment continues to be challenging.  We have through our activities over the past two plus years solved a significant percentage of the problems that we faced with respect to our loan portfolio and have generated sufficient cash and saleable assets to engage in an active lending business.  Additional cash will be generated as we sell real estate properties held for sale and resolve the issues related to our non-performing loans.

We actively pursue lending opportunities and have recently experienced an increase in short term bridge lending interest.  However, there is no assurance that this increased interest will result in an increase in our originations.  In any event, until credit is made available to real estate owners and developers, and the real estate markets stabilize, we will likely experience limited origination activity which will limit our revenues and net income (or increase our net loss) in the quarter ending March 31, 2010.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including to fund loan originations, pay operating expenses, repay borrowings, and other general business needs.  We require capital to fund loan originations and pay operating expenses, including operating expenses related to real estate properties owned and real estate properties held for sale.  Apart from our cash on hand, our principal sources of liquidity have historically been a revolving credit facility, margin lines of credit and cash flow from operating activities.  Due to the economic crisis, in June 2009, we agreed with our lending group to terminate the revolving credit facility, and, although we are in discussions with lending institutions with respect to obtaining a new credit facility, we have not as of this date secured a new credit facility and there is no assurance that we will be able to obtain a new credit facility.  Our current capital sources primarily consist of cash on hand and marketable securities.  Our total available liquidity at December 31, 2009 was approximately $63,502,000, including $57,960,000 of cash and cash equivalents.  The sale of real estate assets and loans and the payoff and paydowns of outstanding loans will increase our liquidity.

We believe we have sufficient liquidity to meet our operating expenses in Fiscal 2010, including real estate operating expenses related to real estate acquired by us in foreclosure proceedings.  We also have funds available to engage in our primary lending business.  Our ability to originate loans will be limited by our cash availability unless we can obtain a credit facility.

Cash Distribution Policy

The Board of Trustees reviews the dividend policy at each regularly scheduled quarterly board meeting.  The Trust will report a tax loss for the year ended December 31, 2009 and has net operating loss carry forwards from the prior year to offset future income.  It is highly unlikely that we will pay or be required to pay any dividend in 2010 and for several years thereafter in order for the Trust to retain its REIT status.

Results of Operations

Interest on Real Estate Loans - Interest on loans decreased by $3,403,000, or 88%, to $445,000 for the three months ended December 31, 2009 from $3,848,000 for the three months ended December 31, 2008.  The average balance of earning loans outstanding decreased by approximately $118.4 million from January 1, 2009 to December 31, 2009, accounting for a decrease in interest income of $3,534,000.  This decrease is due to reduced originations combined with payoffs, foreclosures and an increase in non-performing loans.  Offsetting this decrease was the receipt of $131,000 of cash basis income in the current quarter on non-performing loans.  No cash basis income was received on non performing loans in the prior years quarter.

Interest on Purchase Money Mortgage Loans - Interest on purchase money mortgage loans was $350,000 for the quarter ended December 31, 2009.  We did not have any purchase money mortgage loans in the prior fiscal quarter, as we did not originate loans to facilitate sales of real estate, until the second half of the prior fiscal year.

Loan Fee Income - Loan fee income decreased by $382,000, or 79%, to $102,000 for the three months ended December 31, 2009 from $484,000 for the three months ended December 31, 2008.  This decrease is a result of a continued decline in loan originations over the past several quarters due to the weakness in the real estate and credit markets.

Rental Revenues from Real Estate Properties - Rental revenues from real estate properties increased $530,000, or 153%, for the three month period ended December 31, 2009 to $877,000 from $347,000 for the three month period ended December 31, 2008.  This increase was primarily the result of rental revenues received from the properties owned by our Newark Joint Venture.  The Trust entered into this joint venture in June 2009.

Other Primarily Investment Income -  Other, primarily investment income declined by $94,000, or 47%, to $107,000 in the three months ended December 31, 2009 from $201,000 in the three months ended December 31, 2008.  The decline was primarily due to reduced dividend income that resulted from the sale of shares of Entertainment Properties Trust in the prior and current fiscal years.

Interest Expense on Borrowed Funds - Interest expense on borrowed funds decreased to $522,000 for the three months ended December 31, 2009, from $1,399,000 for the three months ended December 31, 2008, a decline of $877,000, or 63%.  For the three month period ended December 31, 2009, the average outstanding balance of our junior subordinated notes declined from $56.7 million for the three months ended December 31, 2008 to $40.2 million, the result of our partial retirement  of the notes. The retirement of these notes accounted for a decrease in interest expense of $197,000.  The restructuring of the notes in the prior fiscal year resulted in a decrease of interest expense of $476,000.  Interest expense from our credit facility declined $52,000 as the credit facility was terminated in the prior fiscal year.  The remaining decline of $152,000 is the result of a reduction in amortization of deferred borrowing costs.

Advisor’s Fee - The advisor’s fee, which is calculated based on invested assets, decreased by $164,000, or 46%, for the three months ended December 31, 2009 to $193,000 from $357,000 for the three months ended December 31, 2008, due to a decreased level of invested assets, primarily loans and real estate.

Provision for Loan Losses - The Trust recorded $3,165,000 in provisions for loan losses in the quarter ended December 31, 2009.  The provision was taken against two loans with an aggregate outstanding balance of $26,655,000.  There was no comparable expense in the prior period.

Foreclosure Related Professional Fees - Foreclosure related professional fees decreased to $21,000 for the three months ended December 31, 2009 from $348,000 for the three months ended December 31, 2008, a decrease of $327,000, or 94%.  This decline is the result of a decrease in foreclosure actions and workout activity as many of the foreclosure actions pending in the prior fiscal year have been concluded and foreclosure actions are at a reduced level.

General and Administrative Expense - General and administrative expenses declined $240,000, or 14%, from $1,668,000 in the three months ended December 31, 2008 to $1,428,000 in the three months ended December 31, 2009. The decline was primarily the result of a reduction in professional fees, advertising and marketing expenses and payroll related expenses.

Expenses Relating to Real Estate Properties- Expenses relating to real estate properties increased $717,000, or 274%, from $262,000 in the three month period ended December 31, 2008 to $979,000 in the three month period ended December 31, 2009.  The increase is the result of operating expenses from the properties owned by our Newark Joint Venture.  The Trust entered into this Joint Venture in June 2009.

Gain on the Sale of Available-for-Sale Securities - In the quarter ended December 31, 2009, the Trust sold securities with a cost basis of $1,839,000 for $3,425,000, recognizing a gain of $1,586,000.  There were no security sales in the quarter ended December 31, 2008.

Discontinued Operations - Discontinued operations represent the income from operations, impairment charges and gains from the sale of properties either sold or held for sale during the applicable fiscal quarter.  Income from discontinued operations increased $4,332,000 from a loss of $4,230,000 in the three months ended December 31, 2008 to income of $102,000 in the three months ended December 31, 2009.  The loss from operations in the current period includes the operations of two multi-family garden apartment properties, and  a hotel property.  In the current fiscal period the Trust took impairment charges of $745,000, of which $740,000 relates to a multi-family garden apartment property, and the Trust recognized gains of $1,253,000 on the sale of three properties.

The income from operations in the three month period ended December 31, 2008 results from the operations of seven multi-family apartment properties, condominium units at several locations in Florida and a multi-family apartment property in Fort Wayne, Indiana.  We also recorded an impairment charge of $3,500,000 against condominium units located at a property in the Orlando, Florida area.

Net Loss (Income) Attributable to Noncontrolling Interest - The increase of $411,000 in the quarter ended December 31, 2009, represents the change in our minority partner’s equity interest of the current quarter’s operating loss of the Newark Joint Venture.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is the interest rate sensitivity of our loan portfolio.  Our interest income and our interest expense is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate.  Due to the current economic crisis, a large portion of the Trust loans are now fixed rate, and are not sensitive to changes in interest rates.  At December 31, 2009, approximately 22% of our loan portfolio was variable rate based primarily on the prime rate.   Accordingly, changes in the prime interest rate or LIBOR would have an effect on our net interest income.  When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables and believe that a one percent increase in interest rates would have a positive annual effect of approximately $13,000 on income before taxes and a one percent decline in interest rates would have a no annual effect on income before taxes.  In addition, we originate loans with short maturities and maintain a strong capital position.  At December 31, 2009, our loan portfolio was primarily secured by properties located in the New York Metropolitan area, and we are therefore subject to risks associated with the New York economy.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

BRT REALTY TRUST
(Registrant)

February 9, 2010	/s/ Jeffrey A. Gould
Date	Jeffrey A. Gould, President and
Chief Executive Officer

February 9, 2010	/s/ George Zweier
Date	George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)