Form 10-Q
period 2010-03-31
BRT REALTY TRUST
filed 2010-05-06
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

14,111,667  Shares of Beneficial Interest,
$3 par value, outstanding on May 5, 2010

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share amounts)
	March 31, 2010 (Unaudited)	September 30, 2009
ASSETS
Real estate loans
Earning interest	$13,241	$44,677
Non-earning interest	37,398	2,836
	50,639	47,513
Deferred fee income	(178)	(44)
Allowance for possible losses	(4,820)	(1,618)
	45,641	45,851
Purchase money mortgage loans	16,948	16,804
Real estate loans held for sale	-	16,915
Real estate properties net of accumulated depreciation of $1,461 and $1,145	56,340	55,544
Investment in unconsolidated ventures at equity	786	2,477
Cash and cash equivalents	51,381	25,708
Available-for-sale securities at market	5,890	8,963
Real estate properties held for sale	2,732	14,204
Other assets	6,059	6,867
Total Assets	$185,777	$193,333
LIABILITIES AND EQUITY
Liabilities:
Junior subordinated notes	$40,521	$40,234
Mortgages payable	10,146	9,460
Accounts payable and accrued liabilities	1,110	2,149
Deposits payable	1,563	1,965
Dividends payable	-	13,308
Total Liabilities	53,340	67,116

Commitments and contingencies	-	-

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	-	-
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 15,148 and 12,711 issued	45,445	38,133
Additional paid-in capital	171,866	167,073
Accumulated other comprehensive income—net unrealized gain on available-for-sale securities	1,442	2,711
Retained deficit	(79,252)	(75,374)
Cost of 1,430 and 1,438 treasury shares of beneficial interest	(11,197)	(11,316)
Total BRT Realty Trust shareholders’ equity	128,304	121,227
Noncontrolling interests	4,133	4,990
Total Equity	132,437	126,217
Total Liabilities and Equity	$185,777	$193,333

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues:
Interest on real estate loans	$714	$2,457	$1,159	$6,305
Interest on purchase money mortgage loans	335	-	685	-
Loan fee income	13	123	115	607
Rental revenues from real estate properties	862	358	1,739	727
Other, primarily investment income	103	162	210	363
Total revenues	2,027	3,100	3,908	8,002
Expenses:
Interest on borrowed funds	523	1,403	1,045	2,802
Advisor’s fees, related party	204	295	397	652
Provision for loan loss	-	17,530	3,165	17,530
Impairment charges	-	1,150	-	1,150
Foreclosure related professional fees	148	242	169	590
General and administrative—including $191 and $223 to related party for the three month periods and $433 and $486 for the six month periods, respectively	1,588	1,739	3,016	3,407
Operating expenses relating to real estate properties including interest on mortgages payable of $159 and $36 for the three month periods and $313 and $72 for the six month periods, respectively	1,003	348	1,982	779
Amortization and depreciation	209	572	433	851
Total expenses	3,675	23,279	10,207	27,761
Total revenues less total expenses	(1,648)	(20,179)	(6,299)	(19,759)
Equity in earnings (loss) of unconsolidated ventures	35	(2,171)	110	(2,087)
Gain on sale of joint venture interests	-	271	-	271
Gain on sale of available-for-sale securities	-	-	1,586	-
Loss from continuing operations	(1,613)	(22,079)	(4,603)	(21,575)
Discontinued operations:
Loss from operations	(136)	(644)	(542)	(1,227)
Impairment charges	-	(19,600)	(745)	(23,100)
Gain on sale of real estate assets	22	29	1,275	29
Discontinued operations	(114)	(20,215)	(12)	(24,298)
Net loss	(1,727)	(42,294)	(4,615)	(45,873)
Less net loss (income) attributable to non controlling interests	370	(42)	737	(86)
Net loss attributable to common shareholders	$(1,357)	$(42,336)	$(3,878)	$(45,959)

Basic and diluted per share amounts attributable to common shareholders:
Loss from continuing operations	$(.09)	$(1.89)	$(.28)	$(1.85)
Discontinued operations	(.01)	(1.73)	-	(2.08)
Basic and diluted loss per share	$(.10)	$(3.62)	$(.28)	$(3.93)

Amounts attributable to BRT Realty Trust:
Loss from continuing operations	$(1,243)	$(22,121)	$(3,866)	$(21,661)
Discontinued operations	(114)	(20,215)	(12)	(24,298)
Net loss	$(1,357)	$(42,336)	$(3,878)	$(45,959)

Weighted average number of common shares outstanding:
Basic and diluted	14,090,229	11,682,037	13,647,654	11,688,473

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Amounts in thousands except for per share amounts)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Treasury Shares	Non Controlling Interest	Total

Balances, September 30, 2009	$38,133	$167,073	$2,711	$(75,374)	$(11,316)	$4,990	$126,217

Restricted stock vesting	-	(242)	-	-	242	-	-

Compensation expense – restricted stock	-	431	-	-	-	-	431

Shares issued – stock dividend (2,437,352 shares)	7,312	4,604	-	-	-	-	11,916
Distributions to non controlling interests	-	-	-	-	-	(120)	(120)

Shares repurchased (22,972 shares)	-	-	-	-	(123)	-	(123)

Net loss	-	-	-	(3,878)	-	(737)	(4,615)

Other comprehensive loss - net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $1,557 included in net loss)	-	-	(1,269)	-	-	-	(1,269)

Comprehensive loss	-	-	-	-	-	-	(5,884)

Balances, March 31, 2010	$45,445	$171,866	$1,442	$(79,252)	$(11,197)	$4,133	$132,437

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,615)	$(45,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan loss	3,165	17,530
Impairment charges	745	24,250
Amortization and depreciation	450	1,171
Amortization of deferred fee income	(114)	(541)
Accretion of junior subordinated notes principal	287	-
Amortization of securities discount	(34)	-
Amortization of restricted stock	431	441
Gain on sale of real estate assets from discontinued operations	(1,275)	(29)
Gain on sale of available for sale securities	(1,586)	-
Gain on sale of joint venture interests	-	(271)
Equity in (earnings) loss of unconsolidated joint ventures	(110)	2,087
Distribution of earnings of unconsolidated joint ventures	100	61
Increase in straight line rent	(218)	(8)
Increases and decreases from changes in other assets and liabilities:
Decrease in interest and dividends receivable	337	646
Decrease in prepaid expenses	777	79
Decrease in accounts payable and accrued liabilities	(1,340)	(1,490)
Increase in deferred costs	(38)	-
Increase in security deposits and other receivable	(146)	-
Other	(37)	(517)
Net cash used in operating activities	(3,221)	(2,464)

Cash flows from investing activities:
Collections from real estate loans	7,255	6,074
Additions to real estate loans	(10,525)	(12,726)
Proceeds from the sale of loans	16,815	-
Loan loss recoveries	37	100
Net costs capitalized to real estate owned	(1,585)	(1,872)
Collection of loan fees	248	258
Proceeds from sale of real estate owned	12,474	1,010
Proceeds from sale of available for sale securities	3,425	-
Contributions to unconsolidated joint ventures	-	(143)
Distributions of capital of unconsolidated joint ventures	1,701	476
Proceeds from the sale of joint venture interests	-	1,350
Net cash provided by (used in) investing activities	29,845	(5,473)

Cash flows from financing activities:
Proceeds from borrowed funds	-	6,000
Repayment of borrowed funds	-	(3,000)
Increase in deferred credit facility costs	-	(462)
Increase in mortgages payable	731	-
Mortgage principal payments	(45)	(42)
Cash distribution – common shares	(1,334)	(15,565)

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in Thousands)

	Six Months Ended March 31,
	2010	2009
Expenses associated with stock issuance	(60)	-
Capital distribution to non-controlling interests	(120)	-
Repurchase of shares	(123)	(670)
Net cash used in financing activities	(951)	(13,739)

Net increase (decrease) in cash and cash equivalents	25,673	(21,676)
Cash and cash equivalents at beginning of period	25,708	35,765
Cash and cash equivalents at end of period	$51,381	$14,089

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$300	$2,588
Non cash investing and financing activity:
Seller financing provided for sale of real estate	$-	$1,478
Common stock dividend – portion paid in the Trust’s common shares	$11,916	$-
Reclassification of loans to real estate upon foreclosure	$-	$8,970
Reclassification of real estate properties held for sale to real estate	$8,552	$9,924

See Accompanying Notes to Consolidated Financial Statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2010

Note 1 – Organization and Background

BRT Realty Trust is a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts.  Our primary business is and has been for over twenty five years, to originate and hold for investment short-term senior and junior commercial mortgage loans secured by real property in the United States.  Our objective is to provide our shareholders with returns over time, including quarterly cash distributions and capital appreciation, by originating mortgage loans secured by a diversified portfolio of real property.  Due to the credit crisis, our business focus temporarily shifted emphasis from the origination of loans to servicing our loan portfolio, workout activities, pursuing foreclosure actions, acquiring the underlying properties in foreclosure proceedings, supervising real estate assets and selling real estate assets acquired in foreclosure proceedings.  While we continue to focus on our remaining troubled assets, we have begun to shift our emphasis back to our primary business of originating loans.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of  March 31, 2010 and for the  three  and six months ended March 31, 2010 and March 31, 2009 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Note 2 - Basis of Preparation (Continued)

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

Note 3 - Equity

Common Share Dividend Distribution

During the quarter ended March 31, 2010, the Trust did not declare a cash dividend to its shareholders.

Restricted Shares

As of March 31, 2010, there were 132,940 and 349,250  restricted shares issued under the Trust’s 2009 and 2003 incentive plans, respectively.  The total number of shares allocated to these plans are 500,000 and 350,000, respectively.   During the quarter ended March 31, 2010, the Trust issued 125,150 restricted shares of beneficial interest under its 2009 incentive plan. The shares issued vest five years from the date of issuance and under certain circumstances may vest earlier.  Since inception of the plans, 88,560 shares have vested. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, but is included in the earnings per share computation.   The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the three and six months ended March 31, 2010 and 2009, the Trust recorded $213,000 and $431,000 and $220,000 and $441,000 of compensation expense, respectively, as a result of the outstanding restricted shares.  At March 31, 2010, $2,082,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3.5 years.

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

Basic and diluted shares for the three months ended March 31, 2010 and 2009 were 14,090,229 and 11,682,037, respectively, and 13,647,654 and 11,688,473 for the six months ended March 31, 2010 and 2009, respectively.

The impact of dilutive securities is not included in the computation of loss per share for the three and six months ended March 31, 2010 and 2009, as the inclusion of such common share equivalents would be anti-dilutive.

Note 4 - Real Estate Loans and Purchase Money Mortgages

At March 31, 2010, information relating to real estate loans, all of which are first mortgage loans, is summarized as follows (dollar amounts in thousands):

First mortgage loans:	Earning Interest	Non-Earning Interest	Total	Allowance For Possible Losses (1)	Real Estate Loans, Net
Multi-family residential	$11,066	$2,836	$13,902	$(1,835)	$12,067
Vacant loft building	-	26,075	26,075	(2,985)	23,090
Condominium units	-	8,487	8,487	-	8,487
Hotel condominium units	878	-	878	-	878
Retail	1,297	-	1,297	-	1,297
	13,241	37,398	50,639	(4,820)	45,819
Deferred fee income	(92)	(86)	(178)	-	(178)
Real estate loans, net	13,149	37,312	50,461	(4,820)	45,641

Purchase money mortgage loans:

Multi-family residential	16,948	-	16,948	-	16,948
Real estate loans and purchase money mortgage loans, net	$30,097	$37,312	$67,409	$(4,820)	$62,589

(1) All allowances for possible losses relate to non-earning loans.

At March 31, 2010, four non-earning loans were outstanding to four separate, unrelated borrowers having an aggregate outstanding principal balance of $37,398,000, representing 60% of real estate loans, net and 20% of total assets.  The Trust recognized cash basis interest of $146,000 and $277,000 on non-earning loans in the three and six month periods ended March 31, 2010.

Information regarding these non-earning loans is set forth in the table below (dollar amounts in thousands):

Loan designation	Utica, NY	New York, NY	Brooklyn, NY	New York, NY

Principal balance	$2,256	$580	$8,487	$26,075
Accrued interest	-	-	-	-
Cross collateral or cross default provision	No	No	No	No
Secured	Yes	Yes	Yes	Yes
Security	Multi-family apartment building	Vacant multi- family building	Condominium units	Vacant loft building
Recourse/non-recourse	Recourse	Recourse	Recourse	Recourse
Impaired	Yes	Yes	No	Yes
Allowance for possible losses	$1,655	$180	-	$2,985
Collateral dependent	Yes	Yes	Yes	Yes

Note 4 - Real Estate Loans and Purchase Money Mortgages (Continued)

A summary of the changes in non-earning loans, before allowance for possible losses of $4,820,000, for the three and six months ended March 31, 2010 is as follows (dollar amounts in thousands):

	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010

Balance at beginning of period	$37,398	$2,836

Additions	-	34,562	(a)(b)

Balance at end of period	$37,398	$37,398

(a) On December 4, 2009, the borrower to which we loaned $8,487,000 secured by condominium units located  in Brooklyn, NY filed for protection under Chapter 11 of the Federal Bankruptcy Laws.  At that time this loan was reclassified to non-earning.

(b)  On December 22, 2009, management sent a notice of default to a borrower with respect to a loan having an outstanding principal balance of $26,075,000 secured by a vacant loft building located in New York, NY, where upon the loan was reclassified to non-earning.

At March 31, 2010, four separate, unaffiliated borrowers had loans outstanding in excess of 10% of the total loan portfolio before loan loss allowances. Information regarding the loans outstanding, including purchase money mortgage loans, to each of these borrowers is set forth in the table below:

Gross Loan Balance	# of Loans	% of Gross Loans	% of Assets	Type	State	Status

$26,075,000	1	38.58%	14.04%	Vacant loft building	NY	Non-Performing
$9,975,000	1	14.76%	5.37%	Multi-family, residential	AZ	Performing
$9,000,000	1	13.32%	4.84%	Multi-family, residential	MI	Performing
$8,487,000	1	12.56%	4.57%	Multi-family, condo units	NY	Non-Performing

Note 5 – Real Estate Loans Held for Sale

During the quarter ended December 31, 2009, the Trust sold one loan secured by an office building and ground floor retail located in Brooklyn, NY and seven loans secured by condominium units located in Miami, FL.  The first loan, with a carrying value of $16,238,000, and the condominium loans, with a carrying value of $677,000, were sold for their approximate book values.  As a result, no gain or impairment charge was recognized on these sales.

Note 6 - Allowance for Possible Loan Losses

An analysis of the loan loss allowance at March 31, 2010 and March 31, 2009, respectively, is as follows (dollar amounts in thousands):
	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Balance at beginning of period	$4,820	$1,550	$1,618	$6,710
Provision for loan loss	-	17,530	3,165	17,530
Charge-offs	-	(3,431)	-	(8,591)
Recoveries	-	1,050	37	1,050
Balance at end of period	$4,820	$16,699	$4,820	$16,699

A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable, in the judgment of management, that the Trust will not be able to collect all amounts due according to the contractual terms of the loan documents. When making this evaluation numerous factors are considered, including, market evaluations of the underlying collateral, estimated operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an estimated capitalization rate to the projected stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the evaluation, the value of the collateral securing the loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense. The fair values related to the collateral securing our impaired loans are based on discounted cash flow models, which are considered to be level 3 within the fair value hierarchy.

The allowance for possible losses applies to three loans aggregating $28,911,000 at March 31, 2010, all of which are non-earning, and twenty one loans aggregating $62,935,000 at March 31, 2009, all of which were  non-earning.

Note 7 - Real Estate Properties

A summary of real estate properties activities for the six months ended March 31, 2010 is as follows (dollar amounts in thousands):

	September 30, 2009 Balance	Costs Capitalized	Depreciation, Amortization and Paydowns	March 31, 2010 Balance

Retail shopping center	$3,061	$-	$(52)	$3,009
Condominium units/coop shares	528	-	(25)	503
Land	13,205	-	(85)	13,120
Commercial (a)	38,750	1,222	(264)	39,708
Total real estate properties	$55,544	$1,222	$(426)	$56,340

Note 7 - Real Estate Properties (Continued)

(a)
Represents the real estate assets of  RBH-TRB Newark Holdings LLC, a consolidated VIE which is discussed in Note 2 - Basis of Presentation.  These assets are subject to a $27,000,000 blanket mortgage, held by the Trust, which is eliminated in consolidation.  Several of the assets are also encumbered by other mortgages which are discussed in Note 12 –Debt Obligations – Mortgages Payable.

The risks associated with our involvement in this VIE, have not changed in the six months ended March 31, 2010.  These risks are fully discussed in the Trust’s Annual Report on Form 10-K for the period ended September 30, 2009.

For the three and six months ended March 31, 2010 this VIE had revenues of $509,000 and $1,026,000, respectively, and operating expenses of $1,341,000 and $2,678,000, respectively, which includes interest expense paid to the Trust of $405,000 and $819,000, respectively, that is eliminated in consolidation.  The Trust did not make any capital contributions to this venture in the three or six months ended March 31, 2010.  Since March 31, 2010, the Trust made a capital contribution of $1,858,000 to this venture, representing its proportionate share of capital required to fund the operations of the venture for its next fiscal year.

Note 8 – Impairment Charges

The Trust reviews real estate assets owned, including investments in real estate ventures, to determine whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amount. Measurement of impairment is based upon the estimated fair value of the asset. Upon evaluating a property, many factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. The fair values are based on discounted cash flow models which are considered to be level 3 within the fair value hierarchy. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an addition to the valuation allowance.

The Trust recorded no impairment charge in the quarter ended March 31, 2010 and recorded $745,000 of impairment charges in the six months ended March 31, 2010, of which $740,000 related to a multi-family residential property that was sold in the current quarter.  The book value of this property approximated the net sales price.

Note 9 – Investment in Unconsolidated Ventures at Equity

The Trust is a partner in three unconsolidated ventures, two of which own and operate two properties.   The third venture was engaged in short term lending and has ceased operations.  These three ventures generated $35,000 and $(2,171,000) in equity earnings (loss) for the three months ended March 31, 2010 and 2009, respectively, and $110,000, and $(2,087,000) in the six months ended March 31, 2010 and 2009, respectively.  The Trust’s equity in these unconsolidated ventures totaled $786,000 and $2,477,000 at March 31, 2010 and September 30, 2009, respectively.

Note 10 – Available-For-Sale Securities at Market

At March 31, 2010, the Trust had available for sale securities at market of $5,890,000, which consisted of $ 2,517,000 of equity securities and $3,373,000 of debt securities.

The cost of available-for-sale equity securities at March 31, 2010 was $1,584,000.  The fair value of these securities was $2,517,000 at March 31, 2010.  Gross unrealized gains were $965,000 and gross unrealized losses were $32,000 at March 31, 2010.  These amounts are reflected as accumulated other comprehensive income – net unrealized gain on available-for-sale securities in the accompanying consolidated balance sheets.

The valuation of the Trust’s available-for-sale equity securities was determined to be a Level 1 financial asset within the valuation hierarchy established by current accounting guidance, and is based on current market quotes received from financial sources that trade such securities.

During the six months ended March 31, 2010, the Trust sold equity securities for $2,425,000.  The basis of these securities was $975,000 and was determined using average cost.  Accordingly, the Trust recognized a gain of $1,450,000 from these sales.

The amortized cost of our available-for-sale debt securities at March 31, 2010 was $2,864,000.  The fair value of these securities was $3,373,000 at March 31, 2010.  Gross unrealized gains were $509,000 at March 31, 2010.  These amounts are reflected as accumulated other comprehensive income – net unrealized gain on available-for-sale securities in the accompanying consolidated balance sheets.

The valuation of the Trust’s available-for-sale debt securities was determined to be a Level 2 financial asset within the valuation hierarchy established by current accounting guidance, and is based on market quotes from inactive markets received from financial sources that trade such securities.

During the six months ended March 31, 2010, the Trust sold a corporate bond for $1,000,000.  The basis of this security was $864,000 and was determined using specific identification.  Accordingly, the Trust recognized a gain of $136,000 on this sale.

Note 11 – Real Estate Properties Held for Sale

A summary of changes in real estate properties held for sale is shown below (dollar amounts in thousands):
	September 30, 2009 Balance	Improvements	Impairment Charges	Sales		March 31, 2010 Balance
Condominium Units	$5,652	$63	$(5)	$(5,659	)(a)	$51
Multi-family	5,899	272	(740)	(5,431	)(b)(c)	-
Hotel	2,653	28	-	-		2,681
Total	$14,204	$363	$(745)	$(11,090)		$2,732

(a)
In the quarter ended December 31, 2009, the Trust sold a cooperative apartment unit, located in Manhattan, NY and its remaining condominium units in Miami, FL.  The Trust recognized a gain on these sales of $451,000.

(b)	In the quarter ended December 31, 2009, the Trust sold its multi-family apartment complex in Fort Wayne, IN. The Trust recognized a gain of $812,000 on this sale.

Note 11 – Real Estate Properties Held for Sale (Continued)

(c)
During the quarter ended March 31, 2010, the Trust sold a 250 unit multi-family apartment complex located in the Nashville, TN area.  The Trust recognized a gain of $14,000 on the sale of this property.  In the prior quarter the Trust recorded an impairment charge of $740,000 against this property to adjust the book value to the approximate sales price.

Note 12 – Debt Obligations

Debt obligations consist of the following (dollar amounts in thousands):

	March 31, 2010	September 30, 2009

Junior subordinated notes	$40,521	$40,234
Mortgages payable	10,146	9,460
Total debt obligations	$50,667	$49,694

Junior Subordinated Notes

At March 31, 2010, the Trust's junior subordinated notes had an outstanding principal balance of $42,400,000 and a book balance of $40,521,000.  The difference of $1,879,000, representing unamortized principal, is being accreted over the remaining term of the securities using the level yield method and will be charged to interest expense.  The remaining unamortized fees, which total $861,000, are being amortized over the remaining term.   Amortization of these fees totaled $8,000 and $44,000 in the three months ended March 31, 2010 and 2009, respectively, and $16,000 and $88,000 in the six months ended March 31, 2010 and 2009, respectively.

The notes have a fixed rate of interest of 3.5% per annum, to be paid annually in advance through July 31, 2012.   From August 1, 2012 to April 28, 2016, the notes have a blended fixed rate of interest of 8.37%, and commencing on April 29, 2016 until maturity in 2036, the interest rate on the notes will equal LIBOR plus 2.95%.

Mortgages Payable

The Trust has five first mortgages outstanding with an aggregate principal balance of $10,146,000.  One of these mortgages, with an outstanding balance at March 31, 2010 of $2,184,000, secures a long term leasehold position on a shopping center owned by a consolidated joint venture.  The remaining four mortgages, with outstanding balances at March 31, 2010 of $7,962,000, secure individual parcels in Newark, NJ owned by another consolidated joint venture.

Note 13 – Comprehensive Loss

Comprehensive loss for the three and six month periods ended March 31, 2010 and 2009, is as follows (dollar amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net loss	$(1,727)	$(42,294)	$(4,615)	$(45,873)
Other comprehensive loss – Unrealized gain (loss) on available for- sale securities	330	(2,701)	(1,269)	(6,999)
Less: net loss (income) attributable to non controlling interests	370	(42)	737	(86)
Comprehensive loss attributable to common shareholders	$(1,027)	$(45,037)	$(5,147)	$(52,958)

Note 14 -Segment Reporting

Management has determined that it operates in two reportable segments: (i) a loan and investment segment which includes the origination and servicing of our loan portfolio and investments and (ii) a real estate segment which includes the operation and disposition of our real estate assets.

The following table summarizes our segment reporting for the three and six months ended March 31, 2010 (dollar amounts in thousands):

	Three Months Ended March 31, 2010			Six Months Ended March 31, 2010
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total

Revenues	$1,165	$862	$2,027	$2,169	$1,739	$3,908

Interest expense	345	178	523	685	360	1,045
Provision for loan loss	-	-	-	3,165	-	3,165
Other expenses	1,326	1,617	2,943	2,405	3,159	5,564
Amortization and depreciation	-	209	209	-	433	433
Total expenses	1,671	2,004	3,675	6,255	3,952	10,207

Total revenues less total expenses	(506)	(1,142)	(1,648)	(4,086)	(2,213)	(6,299)
Equity in earnings of unconsolidated ventures	-	35	35	28	82	110
Gain on sale of available- for-sale securities	-	-	-	1,586	-	1,586
Loss from continuing operations	(506)	(1,107)	(1,613)	(2,472)	(2,131)	(4,603)

Discontinued operations:
Loss from operations	-	(136)	(136)	-	(542)	(542)
Impairment charges	-	-	-	-	(745)	(745)
Gain on sale of real estate assets	-	22	22	-	1,275	1,275
Discontinued operations	-	(114)	(114)	-	(12)	(12)

Net loss	(506)	(1,221)	(1,727)	(2,472)	(2,143)	(4,615)
Less loss attributable to noncontrolling interests	-	370	370	-	737	737
Net loss attributable to common shareholders	$(506)	$(851)	$(1,357)	$(2,472)	$(1,406)	$(3,878)

Segment assets	$122,382	$63,395	$185,777	$122,382	$63,395	$185,777

Note 14 -Segment Reporting (Continued)

The following table summarizes our segment reporting for the three and six months ended March 31, 2009 (dollar amounts in thousands):
	Three Months Ended March 31, 2009			Six Months Ended March 31, 2009
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total

Revenues	$2,742	$358	$3,100	$7,275	$727	$8,002

Interest expense	968	435	1,403	1,875	927	2,802
Provision for loan loss	17,530	-	17,530	17,530	-	17,530
Impairment charge		1,150	1,150	-	1,150	1,150
Other expenses	1,644	980	2,624	3,305	2,123	5,428
Amortization and depreciation	-	572	572	-	851	851
Total expenses	20,142	3,137	23,279	22,710	5,051	27,761

Total revenue less total expenses	(17,400)	(2,779)	(20,179)	(15,435)	(4,324)	(19,759)

Equity in loss of unconsolidated ventures	(2,102)	(69)	(2,171)	(2,067)	(20)	(2,087)
Gain on sale of joint venture interests	-	271	271	-	271	271
Loss from continuing operations	(19,502)	(2,577)	(22,079)	(17,502)	(4,073)	(21,575)

Discontinued operations:
Loss from operations	-	(644)	(644)	-	(1,227)	(1,227)
Impairment charges	-	(19,600)	(19,600)	-	(23,100)	(23,100)
Gain on sale of real estate assets	-	29	29	-	29	29
Discontinued operations	-	(20,215)	(20,215)	-	(24,298)	(24,298)

Net loss	(19,502)	(22,792)	(42,294)	(17,502)	(28,371)	(45,873)
Less income attributable to noncontrolling interests	-	(42)	(42)	-	(86)	(86)
Net loss attributable to common shareholders	$(19,502)	$(22,834)	$(42,336)	$(17,502)	$(28,457)	$(45,959)

Segment assets	$139,707	$63,115	$202,822	$139,707	$63,115	$202,822

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

Note 15 – Fair Value of Financial Instruments (Continued)

Real estate loans:  The earning mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market rates of interest between 11% and 13%.  The earning mortgage loans of the Trust which have fixed rate provisions have an estimated fair value of $12,000 lower than their carrying value assuming a market rate of interest of 8.25% which reflect institutional lender yield requirements.  For mortgage loans which are impaired, the Trust has valued such loans based upon the estimated fair value of the underlying collateral.

At March 31, 2010, the estimated fair value of the Trust’s junior subordinated notes is less than their carrying value by approximately $19,321,000, based on the credit risk and interest rate risk of the Trust.

At March 31, 2010, the estimated fair value of the Trust’s mortgages payable is less than their carrying value by approximately $210,000, assuming market rates of interest between 6.31% and 8.56%.  Market rates were determined using current financing transactions provided by third party institutions.

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

The Company accounts for fair value measurements in accordance with current accounting guidance which emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  In accordance with the hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.  The Company does not currently own any financial instruments that are classified as Level 3.  At March 31, 2010, information regarding the Trusts financial assets measured at fair value are as follows:

	Carrying and	Maturity	Fair Value Measurements Using Fair Value Hierarchy
Financial assets:	Fair Value	Date	Level 1	Level 2
Available-for-sale securities:
Corporate equity securities	$2,517,000	-	$2,517,000	-
Corporate debt security	996,000	2/15/2037	-	$996,000
Corporate debt security	1,000,000	8/1/2015	-	1,000,000
Corporate debt security	1,020,000	6/1/2014	-	1,020,000
Corporate debt security	357,000	1/15/2012	-	357,000

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

In December 2007, the FASB issued updated guidance which requires non-controlling interests in a consolidated subsidiary to be displayed in the statement of financial position as a separate component of equity. Consolidated net income and consolidated comprehensive income shall be adjusted to include the net income attributable to the non controlling interests. The Trust adopted this guidance on October 1, 2009.  The impact of adopting this guidance on the consolidated financial statements is limited to the presentation of non controlling interests and prior period amounts were retrospectively adjusted to  reflect this adoption.

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

In June 2008, the FASB issued updated guidance which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. The Trust adopted this guidance on October 1, 2009.   As the Trust’s presentation was consistent with this guidance, there has been no impact to the Trust’s consolidated financial statements.

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

Note 16 – New Accounting Pronouncements (Continued)

In January 2010 the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures, (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Level 1 and 2 of the fair value hierarchy, the reasons for transfers in our out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures.  In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. ASU 2010-06 was effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for the Trust on January 1, 2011 and early adoption is permitted.  There were no transfers between Level 1 and 2 of the fair value hierarchy during the three months ended March 31, 2010.  The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.  See Note 15 for the related disclosures

Note 17 – Subsequent Events

Subsequent events have been evaluated and no significant events, relative to our consolidated financial statements as of March 31, 2010 warrant additional disclosure.

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

Overview

We are a real estate investment trust, also known as a REIT.  Our business is to originate and hold for investment short-term, senior and junior mortgage loans secured by commercial and multi-family real estate property in the United States.

The recent economic recession and credit crisis caused us to refocus our activities away from our primary business of originating and holding for investment short-term senior and junior commercial mortgage loans secured by real property and instead focus on the servicing of our loan portfolio, workout activities, pursue foreclosure actions, acquiring the underlying properties in foreclosure proceedings, supervise real estate assets and selling the real estate assets.  While we continue to focus on our remaining troubled assets, we have begun to shift our emphasis back to our primary lending business.

As a result of these activities, at March 31, 2010:

•	we have cash and cash equivalents and available for sale securities totaling $57,271,000;
•	we originated $10,525,000 of loans in the first six months of the fiscal year.
•	our performing loan portfolio, which includes purchase money mortgage loans issued to facilitate the sale of properties acquired in foreclosure proceedings, totals $30,189,000; and
•
we own $53,331,000 of real estate assets acquired in foreclosure proceedings (excluding real estate held for sale), which includes $39,708,000 of real estate assets owned by a joint venture in which we have an approximate 50.1% interest.

The economic environment continues to be challenging.  We have, through our activities over the past two- plus years, resolved a significant portion of the problems that we faced with respect to our loan portfolio and have generated sufficient cash and saleable assets to recommence our lending business.  Additional cash will be generated as we sell real estate properties held for sale and address the remaining issues related to our non-performing loans.

We actively pursue lending opportunities and have recently experienced an increase in short term bridge lending interest.  However, there is no assurance that this increased interest will result in an increase in our originations.  Nevertheless, until substantial additional credit is made available to real estate owners and developers by conventional lenders, and the real estate markets stabilize, we will likely experience limited origination activity which will limit our revenues and net income (or increase our net loss) in the quarter ending June 30, 2010.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including to fund loan originations, pay operating expenses, repay borrowings, and other general business needs.  We require capital to fund loan originations and pay operating expenses, including operating expenses related to real estate properties owned and real estate properties held for sale.  Apart from our cash on hand, our principal sources of liquidity have historically been a revolving credit facility, margin lines of credit and cash flow from operating activities.  In June 2009, we agreed with our lending group to terminate the revolving credit facility.  We have not as of this date secured a new credit facility and there is no assurance that we will be able to obtain a new credit facility.  Our current capital sources primarily consist of cash on hand and marketable securities.  Our total available liquidity at March 31, 2010 was approximately $57,271,000, including $51,381,000 of cash and cash equivalents.  The sale of real estate assets and loans and the payoff and paydowns of outstanding loans will increase our liquidity.

We believe we have sufficient liquidity to meet our operating expenses in Fiscal 2010, including real estate operating expenses related to real estate acquired by us in foreclosure proceedings.  We also have funds available to engage in our primary lending business.  Our ability to originate loans will be limited by our cash availability unless we can obtain a credit facility.

Cash Distribution Policy

The Board of Trustees reviews the dividend policy at each regularly scheduled quarterly board meeting.  The Trust will report a tax loss for the year ended December 31, 2009 and has net operating loss carry forwards from the prior year to offset future income.  It is anticipated that we will not pay or be required to pay any dividend in 2010 and for several years thereafter in order for the Trust to retain its REIT status.

Results of Operations

Interest on Real Estate Loans - Interest on loans decreased by $1,743,000, or 71%, to $714,000 for the three months ended March 31, 2010 from $2,457,000 for the three months ended March 31, 2009.  The average balance of earning loans outstanding decreased by approximately $75.7 million, accounting for a decrease in interest income of $2,370,000.  This decrease is due to reduced originations combined with payoffs, foreclosures and an increase in non-performing loans.  Offsetting this decrease was the receipt of $506,000 of cash basis income in the current quarter on non-performing and previously paid off loans. The interest rate earned on the performing portfolio also increased 62 basis points to 12.56% accounting for the remaining increase of $121,000.

Interest on loans decreased by $5,146,000, or 82%, to $1,159,000 for the six months ended March 31, 2010 from $6,305,000 for the six months ended March 31, 2009.  The average balance of earning loans outstanding decreased by approximately $97 million, accounting for a decrease in interest income of $6,622,000.  This decrease is due to reduced originations combined with payoffs, foreclosures and an increase in non-performing loans.  Offsetting this decrease was the receipt of $637,000 of cash basis income in the current quarter on non-performing and previously paid off loans.  The interest rate earned on the performing portfolio also increased 189 basis points to 13.82% accounting for the remaining increase of $839,000.

Interest on Purchase Money Mortgage Loans - Interest on purchase money mortgage loans was $335,000 for the quarter ended March 31, 2010 and $685,000 for the six months ended March 31, 2010.  We did not have any purchase money mortgage loans in the prior fiscal quarter or six months, as we did not originate loans to facilitate sales of real estate, until the second half of the prior fiscal year.

Loan Fee Income - Loan fee income decreased by $110,000, or 89%, to $13,000 for the three months ended March 31, 2010 from $123,000 for the three months ended March 31, 2009 and decreased by $492,000, or 81% to $115,000 for the six months ended March 31, 2010 from $607,000 for the three months ended March 31, 2009.  The decrease in both the three and six month periods is a result of a continued decline in loan originations over the past several quarters due to the weakness in the real estate and credit markets.

Rental Revenues from Real Estate Properties - Rental revenues from real estate properties increased $504,000, or 141%, for the three month period ended March 31, 2010 to $862,000 from $358,000 for the three month period ended March 31, 2009 and increased $1,012,000, or 139%, for the six month period ended March 31, 2010 to $1,739,000 from $727,000 for the six month period ended March 31, 2009.  The increase in both the three and six month periods was primarily the result of rental revenues received from the properties owned by our Newark Joint Venture.  The Trust entered into this joint venture in June 2009.

Other Primarily Investment Income -  Other, primarily investment income declined by $59,000, or 36%, to $103,000 in the three months ended March 31, 2010 from $162,000 in the three months ended March 31, 2009 and by $153,000, or 42%, to $210,000 in the six months ended March 31, 2010 from $363,000 in the six months ended March 31, 2009.  The decline in both the three and six month periods was primarily due to reduced dividend income that resulted from the sale of shares of Entertainment Properties Trust in the prior and current fiscal years.

Interest on Borrowed Funds - Interest on borrowed funds decreased to $523,000 for the three months ended March 31, 2010, from $1,403,000 for the three months ended March 31, 2009, a decline of $880,000, or 63%.  The average outstanding balance of our junior subordinated notes declined from $56.7 million for the three months ended March 31, 2009 to $40.4 million, the result of our partial retirement of the notes. The retirement of these notes accounted for a decrease in interest expense of $195,000.  The restructuring of the notes in the prior fiscal year resulted in a decrease of interest expense of $476,000.  Interest expense from our credit facility declined $56,000 as the credit facility was terminated in the prior fiscal year.  The remaining decline of $153,000 is the result of a reduction in amortization of deferred borrowing costs.

Interest on borrowed funds decreased to $1,045,000 for the six months ended March 31, 2010, from $2,802,000 for the six months ended March 31, 2009, a decline of $1,757,000, or 63%.  The average outstanding balance of our junior subordinated notes declined from $56.7 million for the six months ended March 31, 2009 to $40.4 million, the result of our partial retirement of the notes. The retirement of these notes accounted for a decrease in interest expense of $392,000.  The restructuring of the notes in the prior fiscal year resulted in a decrease of interest expense of $952,000.  Interest expense from our credit facility declined $109,000 as the credit facility was terminated in the prior fiscal year.  The remaining decline of $304,000 is the result of a reduction in amortization of deferred borrowing costs.

Advisor’s Fee - The advisor’s fee, which is calculated based on invested assets, decreased by $91,000, or 31%, for the three months ended March 31, 2010 to $204,000 from $295,000 for the three months ended March 31, 2009 and decreased by $255,000, or 39%, for the six months ended March 31, 2010 to $397,000 from $652,000 for the six months ended March 31, 2009.  For both the three and six month period ending March 31, 2010, the decline is due to a decreased level of invested assets, primarily loans and real estate.

Provision for Loan Losses - The Trust did not record any provision for loan losses in the quarter ended March 31, 2010.  In the prior three month period ended March 31, 2009 the Trust recorded $17,530,000 of loan loss provision.  The provision was taken against 22 loans with an aggregate outstanding balance of $65,771,000.

For the six months ended March 31, 2010, the Trust recorded $3,165,000 in provisions for loan losses.  The provision was taken against two loans with an aggregate outstanding balance of $26,655,000.  In the prior six month period ended March 31, 2009, the Trust recorded $17,530,000 of loan loss provision.  The provision was taken against 22 loans with an outstanding balance of $65,771,000.

Impairment charges – The Trust did not record any impairment charges in the three or six month period ended March 31, 2010.  In the three and six month period ended March 31, 2009, the Trust recorded a $1,150,000 impairment charge against one property in our real estate portfolio.

Foreclosure Related Professional Fees - Foreclosure related professional fees decreased to $148,000 for the three months ended March 31, 2010 from $242,000 for the three months ended March 31, 2009, a decrease of $94,000, or 39% and decreased to $169,000 for the six months ended March 31, 2010 from $590,000 for the three months ended March 31, 2009, a decrease of $421,000, or 71%.  The decline in both the three and six month periods is the result of a decrease in foreclosure actions and workout activity as many of the foreclosure actions pending in the prior fiscal year have been concluded and foreclosure actions are at a reduced level.

General and Administrative Expense - General and administrative expenses declined $151,000, or 9%, from $1,739,000 in the three months ended March 31, 2009 to $1,588,000 in the three months ended March 31, 2010. The decline was primarily the result of a reduction in professional fees, travel expenses and payroll related expenses.

General and administrative expenses declined $391,000, or 11%, from $3,407,000 in the six months ended March 31, 2009 to $3,016,000 in the six months ended March 31, 2010 . The decline was primarily the result of a reduction in professional fees, advertising and marketing expenses, travel  and payroll related expenses.

Operating Expenses Relating to Real Estate Properties- Operating expenses relating to real estate properties increased $655,000, or 188%, from $348,000 in the three month period ended March 31, 2009 to $1,003,000 in the three month period ended March 31, 2010 and increased $1,203,000, or 154%, from $779,000 in the six month period ended March 31, 2009 to $1,982,000 in the six month period ended March 31, 2010.  The increase in both the three and six month periods is the result of operating expenses at the properties owned by our Newark Joint Venture.  The Trust entered into this Joint Venture in June 2009.

Equity in earnings (loss) of unconsolidated ventures- Equity in earnings (loss) of unconsolidated ventures increased $2,206,000 from a loss of $2,171,000 in the three months ended March 31, 2009 to income of $35,000 in the three months ended March 31, 2010.  For the six month period this category increased $2,197,000, from a loss of $2,087,000 to income of $110,000.  For both the three and six month period, the increase is the result a loss being recorded in the both prior three and six months periods by our joint venture with the CIT group.  In both prior periods, the venture recorded a loan loss provision to reflect a decrease in the value of a non performing loan which was secured by a multi family property.  There is no comparable expense in the current three or six month period as the joint venture has ceased its operations.

Gain on the sale of joint venture interests- Gain on the sale of joint venture interests decreased $271,000 in  both the three and six month periods ended March 31, 2010.  In the prior period the Trust sold its interest in four of its joint venture properties located in Connecticut and recognized a gain of $271,000 on the sale.   There was no comparable sale in the current three or six month period.

Gain on the Sale of Available-for-Sale Securities - In the six months ended March 31, 2010, the Trust sold securities with a cost basis of $1,839,000 for $3,425,000, recognizing a gain of $1,586,000.  There were no security sales in the six months ended March 31, 2009.

Discontinued Operations - Discontinued operations represent the income from operations, impairment charges and gains from the sale of properties either sold or held for sale during the applicable fiscal period.  The loss from discontinued operations decreased $20,101,000 from a loss of $20,215,000 in the three months ended March 31, 2009 to a loss of $114,000 in the three months ended March 31, 2010.

The loss from operations in the current period includes the operations of two multi-family garden apartment properties, and a hotel property.  The Trust also recognized gains of $22,000 primarily on the sale of a garden apartment complex located in the Nashville, Tennessee area. The income from operations in the three month period ended March 31, 2009 results from the operations of six multi-family apartment properties in the Nashville, Tennessee area, condominium units at several locations in Florida and a multi-family apartment property in Fort Wayne, Indiana.  In the prior six month period, the Trust also recorded an impairment charge of $19,600,000 of which $11,400,000 was on the six multi family properties in the Nashville, Tennessee area, $4,065,000 against the Fort Wayne, Indiana property and $4,135,000 against properties located in Florida.

Loss from discontinued operations decreased $24,286,000 from a loss of $24,298,000 in the six months ended March 31, 2009 to a loss of $12,000 in the six months ended March 31, 2010.  The loss from operations in the current period is primarily due to the operations of two multi-family garden apartment properties, and a hotel property.  In the current fiscal period the Trust took impairment charges of $745,000, of which $740,000 relates to a multi-family garden apartment property, and the Trust recognized gains of $1,275,000 on the sale of four properties.

The income from operations in the six month period ended March 31, 2009 results from the operations of six multi-family apartment properties located in Nashville, Tennessee, condominium units at several locations in Florida and a multi-family apartment property in Fort Wayne, Indiana.  We also recorded an impairment charge of $23,100,000 of which $11,400,000 were against the six multi-family properties in the Nashville, Tennessee area, $4,065,000 against the Fort Wayne property and $7,635,000 against properties located in Florida.

Net loss (income) attributable to noncontrolling interests - The increase of $412,000 in the quarter ended March 31, 2010, and the increase of $823,000 in the six months ended March 31, 2010, primarily  represents the change in our minority partner’s equity interest of the current quarter’s operating loss of the Newark Joint Venture.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is the interest rate sensitivity of our loan portfolio.  Our interest income and our interest expense is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate.  Due to the current economic crisis, a large portion of the Trust loans are now fixed rate, and are not sensitive to changes in interest rates.  At March 31, 2010, approximately 35% of our loan portfolio was variable rate based primarily on the prime rate.   Accordingly, changes in the prime interest rate or LIBOR would have an effect on our net interest income.  When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables and believe that a one percent increase in interest rates would have a positive annual effect of approximately $103,000 on income before taxes and a one percent decline in interest rates would have a no annual effect on income before taxes.  In addition, we originate loans with short maturities and maintain a strong capital position.  At March 31, 2010, our loan portfolio was primarily secured by properties located in the New York Metropolitan area, and we are therefore subject to risks associated with the New York economy.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 10, 2008, our board of trustees authorized a program for us to repurchase up to 1,000,000 of our common shares in the open market from time to time. Set forth below is a table which provides the purchases we made in the quarter ended March 31, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2010 – January 31, 2010	-	-	-	676,646 shares

February 1, 2010 – February 28, 2010	-	-	-	676,646 shares

March 1, 2010 – March 31, 2010	22,972	$5.40	22,972	653,674 shares

Total	22,972	$5.40	22,972

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

BRT REALTY TRUST
(Registrant)

May 6, 2010	/s/ Jeffrey A. Gould
Date	Jeffrey A. Gould, President and
Chief Executive Officer

May 6, 2010	/s/ George Zweier
Date	George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)