Form 10-Q
period 2010-06-30
BRT REALTY TRUST
filed 2010-08-06
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

14,082,236 Shares of Beneficial Interest,
$3 par value, outstanding on August 5, 2010

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share amounts)
	June 30, 2010 (Unaudited)	September 30, 2009
ASSETS
Real estate loans
Earning interest	$16,154	$44,677
Non-earning interest	35,142	2,836
	51,296	47,513
Deferred fee income	(263)	(44)
Allowance for possible losses	(3,165)	(1,618)
	47,868	45,851
Purchase money mortgage loans	16,960	16,804
Real estate loans held for sale	-	16,915
Real estate properties net of accumulated depreciation of $1,633 and $1,145	54,509	55,544
Investment in unconsolidated ventures at equity	776	2,477
Cash and cash equivalents	50,253	25,708
Available-for-sale securities at market	7,985	8,963
Real estate properties held for sale	51	14,204
Other assets	6,350	6,867
Total Assets	$184,752	$193,333
LIABILITIES AND EQUITY
Liabilities:
Junior subordinated notes	$40,667	$40,234
Mortgages payable	10,669	9,460
Accounts payable and accrued liabilities	921	2,149
Deposits payable	1,904	1,965
Dividends payable	-	13,308
Total Liabilities	54,161	67,116

Commitments and contingencies	-	-

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	-	-
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 15,148 and 12,711 issued	45,445	38,133
Additional paid-in capital	172,075	167,073
Accumulated other comprehensive income—net unrealized gain on available-for-sale securities	1,168	2,711
Retained deficit	(82,223)	(75,374)
Cost of 1,460 and 1,438 treasury shares of beneficial interest	(11,364)	(11,316)
Total BRT Realty Trust shareholders’ equity	125,101	121,227
Noncontrolling interests	5,490	4,990
Total Equity	130,591	126,217
Total Liabilities and Equity	$184,752	$193,333

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Interest on real estate loans	$592	$1,286	$1,751	$7,591
Interest on purchase money mortgage loans	344	27	1,029	27
Loan fee income	48	196	163	803
Rental revenues from real estate properties	871	377	2,610	1,083
Recovery of previously provided allowances	365	-	365	-
Other, primarily investment income	125	174	335	537
Total revenues	2,345	2,060	6,253	10,041
Expenses:
Interest on borrowed funds	527	923	1,572	3,725
Advisor’s fees, related party	199	289	596	941
Provision for loan loss	-	-	3,165	17,530
Impairment charges	2,625	122	2,625	1,272
Foreclosure related professional fees	141	97	310	687
Debt restructuring expense	-	685	-	685
General and administrative—including $188 and $261 to related party for the three month periods and $622 and $747 for the nine month periods, respectively	1,565	1,928	4,581	5,336
Operating expenses relating to real estate properties including interest on mortgages payable of $162 and $47 for the three month periods and $474 and $119 for the nine month periods, respectively	1,079	742	3,061	1,510
Amortization and depreciation	231	212	664	1,063
Total expenses	6,367	4,998	16,574	32,749
Total revenues less total expenses	(4,022)	(2,938)	(10,321)	(22,708)
Equity in earnings (loss) of unconsolidated ventures	33	104	143	(1,983)
Gain on sale of joint venture interests	-	-	-	271
Gain on sale of available-for-sale securities	-	92	1,586	92
Loss from continuing operations	(3,989)	(2,742)	(8,592)	(24,328)
Discontinued operations:
Loss from operations	(54)	(535)	(596)	(1,751)
Impairment charges	-	(2,460)	(745)	(25,561)
Gain on sale of real estate assets	643	257	1,918	287
Income (loss) from discontinued operations	589	(2,738)	577	(27,025)
Net loss	(3,400)	(5,480)	(8,015)	(51,353)
Less net loss attributable to non controlling interests	429	217	1,166	131
Net loss attributable to common shareholders	$(2,971)	$(5,263)	$(6,849)	$(51,222)

Basic and diluted per share amounts attributable to common shareholders:
Loss from continuing operations	$(.25)	$(.22)	$(.54)	$(2.07)
Income (loss) from discontinued operations	.04	(.23)	.04	(2.32)
Basic and diluted loss per share	$(.21)	$(.45)	$(.50)	$(4.39)

Amounts attributable to BRT Realty Trust:
Loss from continuing operations	$(3,560)	$(2,525)	$(7,426)	$(24,197)
Income (loss) from discontinued operations	589	(2,738)	577	(27,025)
Net loss	$(2,971)	$(5,263)	$(6,849)	$(51,222)

Weighted average number of common shares outstanding:
Basic and diluted	14,106,816	11,624,219	13,800,708	11,667,055

See accompanying notes to consolidated financial statements.

      BRT REALTY TRUST AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
      (Unaudited)
(Amounts in thousands except for per share amounts)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Treasury Shares	Non Controlling Interests	Total
Balances, September 30, 2009	$38,133	$167,073	$2,711	$(75,374)	$(11,316)	$4,990	$126,217
Restricted stock vesting	-	(242)	-	-	242	-	-
Compensation expense – restricted stock	-	640	-	-	-	-	640
Shares issued – stock dividend (2,437,352 shares)	7,312	4,604	-	-	-	-	11,916
Contributions from non- controlling interests	-	-	-	-	-	1,846	1,846
Distributions to non controlling interests	-	-	-	-	-	(180)	(180)
Shares repurchased (52,403 shares)	-	-	-	-	(290)	-	(290)
Net loss	-	-	-	(6,849)	-	(1,166)	(8,015)
Other comprehensive loss - net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $1,557 included in net loss)	-	-	(1,543)	-	-	-	(1,543)
Comprehensive loss	-	-	-	-	-	-	(9,558)
Balances, June 30, 2010	$45,445	$172,075	$1,168	$(82,223)	$(11,364)	$5,490	$130,591

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)
	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,015)	$(51,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan loss	3,165	17,530
Recovery of previously provided allowances	(365)	-
Impairment charges	3,370	26,833
Amortization and depreciation	688	1,397
Amortization of deferred fee income	(163)	(730)
Accretion of junior subordinated notes principal	433	133
Amortization of securities discount	(52)	(13)
Amortization of restricted stock	640	658
Gain on sale of real estate assets from discontinued operations	(1,918)	(287)
Gain on sale of available for sale securities	(1,586)	(92)
Gain on sale of joint venture interests	-	(271)
Equity in (earnings) loss of unconsolidated joint ventures	(143)	1,983
Distribution of earnings of unconsolidated joint ventures	138	111
Increase in straight line rent	(279)	(12)
Increases and decreases from changes in other assets and liabilities:
Decrease in interest and dividends receivable	308	856
Increase in prepaid expenses	(354)	(1,872)
Decrease in accounts payable and accrued liabilities	(1,188)	(1,781)
Increase in deferred costs	(47)	-
Increase in security deposits and other receivable	(181)	(1,775)
Other	(124)	506
Net cash used in operating activities	(5,673)	(8,179)

Cash flows from investing activities:
Collections from real estate loans	9,329	9,039
Additions to real estate loans	(14,747)	(12,650)
Proceeds from the sale of loans	16,815
Loan loss recoveries	227	2,000
Net costs capitalized to real estate owned	(2,609)	(2,286)
Collection of loan fees	381	461
Proceeds from sale of real estate owned	15,857	18,371
Purchase of available for sale securities	(2,352)	(4,196)
Proceeds from sale of available for sale securities	4,425	242
Contributions to unconsolidated joint ventures	-	(781)
Distributions of capital of unconsolidated joint ventures	1,701	545
Proceeds from the sale of joint venture interests	-	1,350
Net cash provided by investing activities	29,027	12,095

Cash flows from financing activities:
Proceeds from borrowed funds	-	6,000
Repayment of borrowed funds	-	(9,000)
Increase in deferred mortgage costs	-	(794)
Increase in mortgages payable	1,277	-
Mortgage principal payments	(68)	(64)

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended June 30,
	2010	2009
Cash distribution – common shares	(1,334)	(15,565)
Expenses associated with stock issuance	(60)	-
Capital contribution from non controlling interests	1,846	3,117
Capital distribution to non-controlling interests	(180)	-
Repurchase of shares	(290)	(914)
Net cash provided by (used in) financing activities	1,191	(17,220)

Net increase (decrease) in cash and cash equivalents	24,545	(13,304)
Cash and cash equivalents at beginning of period	25,708	35,765
Cash and cash equivalents at end of period	$50,253	$22,461

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,944	$6,074

Non cash investing and financing activity:
Seller financing provided for sale of real estate	-	$6,070
Common stock dividend – portion paid in the Trust’s common shares	$11,916	-
Reclassification of loans to real estate upon foreclosure	-	37,681
Reclassification of real estate properties held for sale to real estate	8,552	7,868
Junior subordinated notes redeemed to cancel statutory trust common securities	-	1,702
Assumption of mortgages of consolidated joint venture	-	2,100

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2010

Note 1 – Organization and Background

BRT Realty Trust is a real estate investment trust organized as a business trust in 1972 under the laws of the Commonwealth of Massachusetts.  Our primary business is and has been for over twenty five years, to originate and hold for investment short-term senior and junior commercial mortgage loans secured by real property in the United States.  Our objective is to provide our shareholders with returns over time, including quarterly cash distributions and capital appreciation.  We originate mortgage loans secured by a diversified portfolio of real property.  Due to the credit crisis and the economic recession, our business focus temporarily shifted emphasis from the origination of loans to servicing our loan portfolio, workout activities, including pursuing foreclosure actions, acquiring the underlying properties in foreclosure proceedings, supervising the operations of real estate assets and selling real estate assets acquired in foreclosure proceedings.  As we have resolved a substantial portion of the problems in our loan portfolio over the past two plus years, we have shifted our emphasis back to our primary lending business.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of  June 30, 2010 and for the   three  and nine months ended June 30, 2010 and June 30, 2009 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current consolidated financial statements.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries, and its majority-owned or controlled real estate entities and variable interest entities in which it is the primary beneficiary.  Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as "BRT" or the "Trust."

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

Note 3 - Equity

Common Share Dividend Distribution

During the quarter ended June 30, 2010, the Trust did not declare a dividend to its shareholders.

Restricted Shares

As of June 30, 2010, there were 132,940 and 349,250  restricted shares issued under the Trust’s 2009 and 2003 incentive plans, respectively.  The total number of shares allocated to these plans are 500,000 and 350,000, respectively.   Shares issued vest five years from the date of issuance and under certain circumstances may vest earlier.  Since inception of the plans, 88,560 shares have vested. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, but is included in the earnings per share computation.   The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the three and nine months ended June 30, 2010 and 2009, the Trust recorded $209,000 and $640,000 and $217,000 and $658,000 of compensation expense, respectively, as a result of the outstanding restricted shares.  At June 30, 2010, $1,872,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3.24 years.

Per Share Data

Basic (loss) earnings per share attributable to holders of shares of beneficial interest in BRT Realty Trust was determined by dividing net (loss) income attributable to common shareholders for the period by the weighted average number of common shares outstanding during each period.

Diluted (loss) earnings per share attributable to holders of shares of beneficial interest in BRT Realty Trust reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Trust.

Basic and diluted shares for the three months ended June 30, 2010 and 2009 were 14,106,816 and 11,624,219, respectively, and 13,800,708 and 11,667,055 for the nine months ended June 30, 2010 and 2009, respectively.

The impact of dilutive securities is not included in the computation of loss per share for the three and nine months ended June 30, 2010 and 2009, as the inclusion of such common share equivalents would be anti-dilutive.

Note 4 - Real Estate Loans and Purchase Money Mortgages

At June 30, 2010, information relating to real estate loans, all of which are first mortgage loans, is summarized as follows (dollar amounts in thousands):

First mortgage loans:	Earning Interest	Non-Earning Interest	Total	Allowance For Possible Losses (1)	Real Estate Loans, Net

Multi-family residential	$12,621	$580	$13,201	$(180)	$13,021
Vacant loft building	-	26,075	26,075	(2,985)	23,090
Condominium units	-	8,487	8,487	-	8,487
Hotel condominium units	878	-	878	-	878
Retail	2,655	-	2,655	-	2,655
	16,154	35,142	51,296	(3,165)	48,131
Deferred fee income	(177)	(86)	(263)	-	(263)
Real estate loans, net	15,977	35,056	51,033	(3,165)	47,868

Purchase money mortgage loans:

Multi-family residential	16,960	-	16,960	-	16,960
Real estate loans and purchase money mortgage loans, net	$32,937	$35,056	$67,993	$(3,165)	$64,828

(1) All allowances for possible losses relate to non-earning loans.

At June 30, 2010, three non-earning loans were outstanding to three separate, unrelated borrowers having an aggregate outstanding principal balance of $35,142,000, representing 51% of real estate loans, and 19% of total assets.   The Trust recognized cash basis interest of $145,000 and $422,000 on non-earning loans in the three and nine month periods ended June 30, 2010, respectively.

Information regarding these non-earning loans is set forth in the table below (dollar amounts in thousands):

Loan designation	New York, NY	Brooklyn, NY		New York, NY

Principal balance	$580	$8,487	*	$26,075
Accrued interest	-	-		-
Cross collateral or cross default provision	No	No		No
Secured	Yes	Yes		Yes
Security	Vacant multi-family building	Condominium units		Vacant loft building
Recourse/non-recourse	Recourse	Recourse		Recourse
Impaired	Yes	No		Yes
Allowance for possible losses	$180	-		$2,985
Collateral dependent	Yes	Yes		Yes

* Represents a pari passu interest in a loan with a principal balance of $16,974,000.

Note 4 - Real Estate Loans and Purchase Money Mortgages (Continued)

A summary of the changes in non-earning loans, before allowance for possible losses of $3,165,000, for the three and nine months ended June 30, 2010 is as follows (dollar amounts in thousands):

	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2010

Balance at beginning of period	$37,398	$2,836

Additions	-	34,562	(a) (b)
Reductions	2,256	2,256

Balance at end of period	$35,142	$35,142

(a) On December 4, 2009, the borrower to which we loaned $8,487,000 secured by condominium units located  in Brooklyn, NY filed for protection under Chapter 11 of the Federal Bankruptcy Laws.  At that time this loan was reclassified to non-earning.

(b)  On December 22, 2009, management sent a notice of default to a borrower with respect to a loan having an outstanding principal balance of $26,075,000 secured by a vacant loft building located in New York, NY, where upon the loan was reclassified to non-earning.  A foreclosure action has been filed and as of August 2, 2010 the Trust’s motion for summary judgment had been granted.

At June 30, 2010, four separate, unaffiliated borrowers had loans outstanding in excess of 10% of the total loan portfolio before loan loss allowances. Information regarding the loans outstanding, including purchase money mortgage loans, to each of these borrowers is set forth in the table below:

Gross Loan Balance		# of Loans	% of Gross Loans	% of Assets	Type	State	Status

$26,075,000		1	38.2%	14.1%	Vacant loft building	NY	Non-Performing
$9,975,000	(a)	1	14.6%	5.4%	Multi-family, residential	AZ	Performing
$9,000,000		1	13.2%	4.9%	Multi-family, residential	MI	Performing
$8,487,000		1	12.4%	4.6%	Multi-family, condo units	NY	Non-Performing

(a) This loan was paid off on August 3, 2010.

Note 5 – Real Estate Loans Held for Sale

During the quarter ended December 31, 2009, the Trust sold one loan secured by an office building with ground floor retail, located in Brooklyn, NY and seven loans secured by individual condominium units located in Miami, FL.  The first loan, with a carrying value of $16,238,000, and the condominium loans, with a carrying value of $677,000, were sold for their approximate book values.  As a result, no gain or impairment charge was recognized on these sales.

Note 6 - Allowance for Possible Loan Losses

An analysis of the loan loss allowance at June 30, 2010 and June 30, 2009, respectively, is as follows (dollar amounts in thousands):
	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$4,820	$16,699	$1,618	$6,710
Provision for loan loss	-	-	3,165	17,530
Recovery of previously provided allowance	(365)	-	(365)	-
Charge-offs	(1,480)	(9,057)	(1,480)	(17,648)
Recoveries	190	950	227	2,000
Balance at end of period	$3,165	$8,592	$3,165	$8,592

A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable, in the judgment of management, that the Trust will not be able to collect all amounts due according to the contractual terms of the loan documents. When making this evaluation numerous factors are considered, including, market evaluations of the underlying collateral, estimated operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an estimated capitalization rate to the projected stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the evaluation, the value of the collateral securing the loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense. The fair values related to the collateral securing impaired loans are based on discounted cash flow models, which are considered to be Level 3 valuations within the fair value hierarchy.

The allowance for possible losses at June 30, 2010, applies to two loans aggregating $26,655,000, both of which are non-earning, and at June 30, 2009, applies to three loans aggregating $28,414,000, all of which were non-earning.

Note 7 - Real Estate Properties

A summary of real estate properties activities for the nine months ended June 30, 2010 is as follows (dollar amounts in thousands):

	September 30, 2009 Balance	Costs Capitalized	Depreciation, Amortization and Paydowns	Impairment Charges	June 30, 2010 Balance

Retail shopping center	$3,061	$-	$(78)	$-	$2,983
Condominium units/coop shares	528	-	(38)	(160)	330
Land	13,205	-	(128)	(2,465)	10,612
Commercial (a)	38,750	2,244	(410)	-	40,584
Total real estate properties	$55,544	$2,244	$(654)	$(2,625)	$54,509

Note 7 - Real Estate Properties (Continued)

(a)
Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE which is discussed in Note 2 - Basis of Presentation.  These assets are subject to a $27,000,000 blanket mortgage held by the Trust, which is eliminated in consolidation.  Several of the assets are also encumbered by other mortgages which are discussed in Note 12 –Debt Obligations – Mortgages Payable.

The risks associated with our involvement in this VIE have not changed in the nine months ended June 30, 2010.  These risks are fully discussed in the Trust’s Annual Report on Form 10-K for the period ended September 30, 2009.

For the three and nine months ended June 30, 2010 this VIE had revenues of $542,000 and $1,568,000, respectively, and operating expenses of $1,479,000 and $4,157,000, respectively, which includes interest expense paid to the Trust of $454,000 and $1,273,000, respectively, that is eliminated in consolidation.  The Trust made a capital contribution of $1,858,000 to this venture in the three month period ended June 30, 2010, representing its proportionate share of capital required to fund the operations of the venture for its next fiscal year.  The minority partner also made their proportionate share of the capital contribution which totaled $1,846,000.

Note 8 – Impairment Charges

The Trust reviews real estate assets owned, including investments in real estate ventures, to determine whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amount. Measurement of impairment is based upon the estimated fair value of the asset. Upon evaluating a property, many factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. The fair values are based on discounted cash flow models which are considered to be Level 3 valuations within the fair value hierarchy. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an addition to the valuation allowance.

The Trust recorded impairment charges in the quarter ended June 30, 2010 of $2,625,000 and recorded impairment charges in the nine months ended June 30, 2010, of $3,370,000 of which $2,465,000 relates to an undeveloped parcel of land located in South Daytona, Florida and $740,000 related to a multi-family residential property that was sold in a prior quarter.  The book value of this property approximated the net sales price.

Note 9 – Investment in Unconsolidated Ventures at Equity

The Trust is a partner in three unconsolidated ventures, two of which own and operate properties.   The third venture was engaged in short term lending and has ceased operations.  These three ventures generated $33,000 and $143,000 in equity earnings for the three and nine months ended June 30, 2010.  In the three and nine months ended June 20, 2009 unconsolidated ventures generated $104,000 and $(1,983,000) in equity earnings (loss).  The nine month period ended June 30, 2009 also contains earnings from four unconsolidated joint ventures, which owned four properties located in Connecticut, that were sold in the prior fiscal year.

Note 10 – Available-For-Sale Securities at Market

At June 30, 2010, the Trust had available for sale securities at market of $7,985,000, which consisted of $4,558,000 of equity securities and $3,427,000 of debt securities.

The cost of our available-for-sale equity securities at June 30, 2010 was $3,937,000.  The fair value of these securities was $4,558,000 at June 30, 2010.  Gross unrealized gains were $855,000 and gross unrealized losses were $234,000 at June 30, 2010.  These amounts are reflected as accumulated other comprehensive income – net unrealized gain on available-for-sale securities in the accompanying consolidated balance sheets.

The Trust’s available-for-sale equity securities were determined to be Level 1 financial assets within the valuation hierarchy established by current accounting guidance, and the valuation is based on current market quotes received from financial sources that trade such securities.

During the nine months ended June 30, 2010, the Trust sold equity securities for $2,425,000.  The basis of these securities was $975,000 and was determined using average cost.  Accordingly, the Trust recognized a gain of $1,450,000 from these sales.

The amortized cost of our available-for-sale debt securities at June 30, 2010 was $2,880,000.  The fair value of these securities was $3,427,000 at June 30, 2010.  Gross unrealized gains were $547,000 at June 30, 2010.  These amounts are reflected as accumulated other comprehensive income – net unrealized gain on available-for-sale securities in the accompanying consolidated balance sheets.

The Trust’s available-for-sale debt securities were determined to be Level 2 financial assets within the valuation hierarchy established by current accounting guidance, and the valuation  is based on market quotes from inactive markets received from financial sources that trade such securities.

During the nine months ended June 30, 2010, the Trust sold a corporate bond for $1,000,000.  The basis of this security was $864,000 and was determined using specific identification.  Accordingly, the Trust recognized a gain of $136,000 on this sale.

Note 11 – Real Estate Properties Held for Sale

A summary of changes in real estate properties held for sale is shown below (dollar amounts in thousands):
	September 30, 2009 Balance	Improvements	Impairment Charges	Sales		June 30, 2010 Balance
Condominium Units	$5,652	$63	$(5)	$(5,659	)(a)	$51
Multi-family	5,899	272	(740)	(5,431	)(b)(c)	-
Hotel	2,653	32	-	(2,685	)(d)	-

Total	$14,204	$367	$(745)	$(13,775)		$51

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

Note 11 – Real Estate Properties Held for Sale (Continued)

(c)
During the quarter ended March 31, 2010, the Trust sold a 250 unit multi-family apartment complex located in the Nashville, TN  area.  The Trust recognized a gain of $14,000 on the sale of this property.  In the quarter ended December 31, 2009, the Trust recorded an impairment charge of $740,000 against this property to adjust the book value to the approximate sales price.

(d)	In the quarter ended June 30, 2010, the Trust sold a hotel property located in Fort Wayne, Indiana. The Trust recognized a gain of $572,000 on this sale.

Note 12 – Debt Obligations

Debt obligations consist of the following (dollar amounts in thousands):

	June 30, 2010	September 30, 2009
Junior subordinated notes	$40,667	$40,234
Mortgages payable	10,669	9,460
Total debt obligations	$51,336	$49,694

Junior Subordinated Notes

At June 30, 2010, the Trust's junior subordinated notes had an outstanding principal balance of $42,400,000 and a book balance of $40,667,000.  The difference of $1,733,000, representing unamortized principal, is being accreted over the remaining term of the securities using the level yield method and will be charged to interest expense.  The remaining unamortized fees, which total $853,000, are being amortized over the remaining term.   Amortization of these fees totaled $9,000 and $22,000 in the three months ended June 30, 2010 and 2009, respectively, and $25,000 and $111,000 in the nine months ended June 30, 2010 and 2009, respectively.

The notes have a fixed rate of interest of 3.5% per annum, to be paid annually in advance through July 31, 2012.   From August 1, 2012 to April 28, 2016, the notes have a blended fixed rate of interest of 8.37%, and commencing on April 29, 2016 until maturity in 2036, the interest rate on the notes will equal LIBOR plus 2.95%.

Mortgages Payable

The Trust has five first mortgages outstanding with an aggregate principal balance at June 30, 2010 of $10,669,000.  One of these mortgages, with an outstanding balance at June 30, 2010 of $2,161,000, secures a long term leasehold position on a shopping center owned by a consolidated joint venture.  The remaining four mortgages, with outstanding balances at June 30, 2010 of $8,508,000, secure individual parcels in Newark, NJ owned by another consolidated joint venture.

Note 13 – Comprehensive Loss

Comprehensive loss for the three and nine month periods ended June 30, 2010 and 2009, is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(3,400)	$(5,480)	$(8,015)	$(51,353)
Other comprehensive (loss) income – Unrealized (loss) gain on available for-sale securities	(274)	1,233	(1,543)	(5,766)
Less: net loss attributable to non controlling interests	429	217	1,166	131
Comprehensive loss attributable to common shareholders	$(3,245)	$(4,030)	$(8,392)	$(56,988)

Note 14 -Segment Reporting

Management has determined that it operates in two reportable segments: (i) a loan and investment segment which includes the origination and servicing of our loan portfolio and investments and (ii) a real estate segment which includes the operation and disposition of our real estate assets.

The following table summarizes our segment reporting for the three and nine months ended June 30, 2010 (dollar amounts in thousands):

	Three Months Ended June 30, 2010			Nine Months Ended June 30, 2010
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total
Revenues	$1,474	$871	$2,345	$3,643	$2,610	$6,253
Interest expense	358	169	527	1,043	529	1,572
Provision for loan loss	-	-	-	3,165	-	3,165
Impairment charges	-	2,625	2,625	-	2,625	2,625
Other expenses	1,341	1,643	2,984	3,746	4,802	8,548
Amortization and depreciation	-	231	231	-	664	664
Total expenses	1,699	4,668	6,367	7,954	8,620	16,574

Total revenues less total expenses	(225)	(3,797)	(4,022)	(4,311)	(6,010)	(10,321)

Equity in earnings of unconsolidated ventures	-	33	33	28	115	143
Gain on sale of available-for-sale securities	-	-	-	1,586	-	1,586
Loss from continuing operations	(225)	(3,764)	(3,989)	(2,697)	(5,895)	(8,592)
Discontinued operations:
Loss from operations	-	(54)	(54)	-	(596)	(596)
Impairment charges	-	-	-	-	(745)	(745)
Gain on sale of real estate assets	-	643	643	-	(1,918)	1,918
Income (loss) from discontinued operations	-	589	589	-	577	577
Net loss	(225)	(3,175)	(3,400)	(2,697)	(5,318)	(8,015)
Less loss attributable to noncontrolling interests	-	429	429	-	1,166	1,166
Net loss attributable to common shareholders	$(225)	$(2,746)	$(2,971)	$(2,697)	$(4,152)	$(6,849)
Segment assets	$125,689	$59,063	$184,752	$125,689	$59,063	$184,752

Note 14 -Segment Reporting (Continued)

The following table summarizes our segment reporting for the three and nine months ended June 30, 2009 (dollar amounts in thousands):
	Three Months Ended June 30, 2009			Nine Months Ended June 30, 2009
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total
Revenues	$1,683	$377	$2,060	$8,958	$1,083	$10,041
Interest expense	577	346	923	2,443	1,282	3,725
Provision for loan loss	-	-	-	17,530	-	17,530
Impairment charge	-	122	122	-	1,272	1,272
Other expenses	1,912	1,829	3,741	5,489	3,670	9,159
Amortization and depreciation	-	212	212	-	1,063	1,063
Total expenses	2,489	2,509	4,998	25,462	7,287	32,749

Total revenue less total expenses	(806)	(2,132)	(2,938)	(16,504)	(6,204)	(22,708)

Equity in earnings (loss) of unconsolidated ventures	66	38	104	(2,001)	18	(1,983)
Gain on sale of joint venture interests	-	-	-	-	271	271
Gain on sale of available-for-sale securities	92	-	92	92	-	92
Loss from continuing operations	(648)	(2,094)	(2,742)	(18,413)	(5,915)	(24,328)

Discontinued operations:
Loss from operations	-	(535)	(535)	-	(1,751)	(1,751)
Impairment charges	-	(2,460)	(2,460)	-	(25,561)	(25,561)
Gain on sale of real estate assets	-	257	257	-	287	287
Loss from discontinued operations	-	(2,738)	(2,738)	-	(27,025)	(27,025)
Net loss	(648)	(4,832)	(5,480)	(18,413)	(32,940)	(51,353)
Less income attributable to noncontrolling interests	-	217	217	-	131	131
Net loss attributable to common shareholders	$(648)	$(4,615)	$(5,263)	$(18,413)	$(32,809)	$(51,222)
Segment assets	$123,296	$73,945	$197,241	$123,296	$73,945	$197,241

Note 15 – Fair Value of Financial Instruments

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments which are not measured at fair value:

Note 15 – Fair Value of Financial Instruments (Continued)

Cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities:  The carrying amounts reported in the balance sheet for these instruments approximate their fair value due to the short term nature of these accounts.

Real estate loans:  The earning mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market rates of interest between 11% and 13%.  The earning mortgage loans of the Trust, including purchase money mortgages, which have fixed rate provisions, have an estimated fair value of $43,000 higher than their carrying value assuming market rates of interest between 8.25% and 11%, which reflect institutional lender yield requirements.  For mortgage loans which are impaired, the Trust has valued such loans based upon the estimated fair value of the underlying collateral, as more fully described in note 6.

At June 30, 2010, the estimated fair value of the Trust’s junior subordinated notes is less than their carrying value by approximately $24,322,000, based on an independent third party valuation.

At June 30, 2010, the estimated fair value of the Trust’s mortgages payable is greater than their carrying value by approximately $106,000, assuming market rates of interest between 5.54% and 7.79%.  Market rates were determined using current financing transactions provided by third party institutions.

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

The Company accounts for fair value measurements in accordance with current accounting guidance which emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  In accordance with the hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.  The Company does not currently own any financial instruments that are recorded at fair value and classified as Level 3.  At June 30, 2010, information regarding the Trusts financial assets measured at fair value are as follows:

	Carrying and Fair Value	Maturity Date	Fair Value Measurements Using Fair Value Hierarchy
Financial assets:			Level 1	Level 2
Available-for-sale securities:
Corporate equity securities	$4,558,000	-	$4,558,000	-
Corporate debt security	986,000	2/15/2037	-	986,000
Corporate debt security	1,043,000	8/1/2015	-	1,043,000
Corporate debt security	1,043,000	6/1/2014	-	1,043,000
Corporate debt security	355,000	1/15/2012	-	355,000

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

Note 16 – New Accounting Pronouncements (Continued)

In January 2010 the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures, (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Level 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures.  In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. ASU 2010-06 was effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for the Trust on January 1, 2011 and early adoption is permitted.  There were no transfers between Level 1 and 2 of the fair value hierarchy during the six months ended June 30, 2010.  The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.  See Note 15 for the related disclosures

Note 17 – Subsequent Events

On August 3, 2010 a purchase money mortgage loan with an outstanding principal balance of $9,975,000 at June 30, 2010 was paid off.  There are no other significant events, relative to our consolidated financial statements as of June 30, 2010 that warrant additional disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions or variations thereof.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are encouraged to review the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2009 for a discussion of the factors which may cause actual results to differ materially from current expectations and are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are real estate investment trust, also known as a REIT.  Our primary business is to originate and hold for investment short-term, senior mortgage loans secured by commercial and multi-family real estate property in the United States.  The recent economic recession and the crisis in the credit and real estate markets resulted in a large percentage of our borrowers defaulting on their monetary obligations to us and caused us to refocus our activities away from our primary business and instead to focus on servicing our loan portfolio and workout activities, including pursuing foreclosure actions, acquiring the underlying properties in foreclosure proceedings, supervising real estate assets and selling such real estate assets.  Through these servicing and workout activities for more than two plus years, we have resolved a significant portion of the problems that faced us with respect to our loan portfolio, and although we continue to give focused attention to our remaining troubled loans and assets, we have generated sufficient cash and saleable assets to be able to refocus our attention on our primary lending business.

As a result of our servicing and workout activities and the resumption of origination activities, at June 30, 2010:

•	we have cash and cash equivalents and available-for-sale securities totaling $58,238,000;

•	we originated $14,747,000 of mortgage loans in the first nine months of the 2010 fiscal year;

•	our performing loan portfolio which includes purchase money mortgages issued to facilitate the sale of properties acquired in the foreclosure proceedings, totaled $33,114,000; and

•	we own $51,526,000 of real estate assets acquired in foreclosure proceedings, which includes $40,583,000 of real estate assets owned by a joint venture in which we have a 50.1% interest.

The environment for conventional lending, particularly mortgage lending secured by commercial real property, has been and continues to be extremely difficult.  The major result of the lack of liquidity in the real estate markets has been a lack of real estate transactions and real estate development.  A vibrant and active real estate market is a highly beneficial to our primary lending business and until we see more active conventional mortgage lending and a resulting increase in transactions and development activities, short-term bridge lending may continue to be challenging.  We continue to actively pursue lending opportunities, but until additional credit is made available to the real estate industry by institutional lenders, our origination activity may be adversely affected and our revenues and net income limited.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including our ability to fund loan originations, pay operating expenses including expenses related to real estate owned, repay borrowings, and other general business needs.  Our current capital sources primarily consist of cash on hand and marketable securities.  Our total available liquidity at June 30, 2010 was approximately $58,238,000, including $50,253,000 of cash on hand and our total available liquidity at August 4, 2010 was approximately $69,347,000.

We have sufficient liquidity to meet our operating expenses for the next 12 months, including real estate operating expenses related to real estate acquired by us in foreclosure proceedings.  We also have funds available to engage in our primary lending business.  Our ability to originate loans is currently limited by our current cash on hand, available for sale securities and the proceeds, if any, from the sale of real estate assets and paydowns of outstanding loans.

Cash Distribution Policy

The Board of Trustees reviews the dividend policy at each quarterly board meeting.  The Trust will report a tax loss for the year ended December 31, 2009 and has net operating loss carry forwards from the prior year to offset future income.  It is anticipated that we will not pay any dividend in 2010 and for several years thereafter.

Results of Operations

Interest on Real Estate Loans - Interest on loans decreased by $694,000, or 54%, to $592,000 for the three months ended June 30, 2010 from $1,286,000 for the three months ended June 30, 2009.  The average balance of earning loans outstanding decreased by approximately $31 million, accounting for the decrease in interest income of $899,000.  This decrease is due to reduced originations combined with payoffs, foreclosures and an increase in non-performing loans.  Offsetting this decrease was the receipt of $144,000 of interest income in the current quarter on a non-performing loan. The interest rate earned on the performing loan portfolio increased 56 basis points to 11.62% accounting for the remaining change of $61,000.

Interest on loans decreased by $5,840,000, or 77%, to $1,751,000 for the nine months ended June 30, 2010 from $7,591,000 for the nine months ended June 30, 2009.  The average balance of earning loans outstanding decreased by approximately $67 million, accounting for a decrease in interest income of $6,140,000.  This decrease is due to reduced originations combined with payoffs, foreclosures and an increase in non-performing loans.  The interest rate earned on the performing portfolio decreased 88 basis points to 12.08% accounting for a decrease of $481,000.  Offsetting this decrease was the receipt of $781,000 of interest income in the nine month period ended June 30, 2010 on non-performing and previously paid off loans.

Interest on Purchase Money Mortgage Loans - Interest on purchase money mortgage loans increased $317,000 for the three months ended June 30, 2010 from $27,000 in the three month period ended June 30, 2009 and increased $1,002,000 for the nine months ended June 30, 2010 from $27,000 in the nine month period ended June 30, 2009.  We did not begin to originate loans to facilitate the sale of real estate until the second half of the fiscal year ending September 30, 2009.

Loan Fee Income - Loan fee income decreased by $148,000, or 76%, to $48,000 for the three months ended June 30, 2010 from $196,000 for the three months ended June 30, 2009 and decreased by $640,000, or 80% to $163,000 for the nine months ended June 30, 2010 from $803,000 for the nine months ended June 30, 2009.  The decrease in both the three and nine month periods is a result of a decline in loan originations over the past several quarters.

Rental Revenues from Real Estate Properties - Rental revenues from real estate properties increased by $494,000, or 131%, for the three month period ended June 30, 2010, to $871,000 from $377,000 for the three month period ended June 30, 2009 and increased by $1,527,000, or 141%, for the nine month period ended June 30, 2010 to $2,610,000 from $1,083,000 for the nine month period ended June 30, 2009.  The increase in both the three and nine month periods was primarily the result of rental revenues received from the properties owned by our Newark Joint Venture.  The Trust entered into this joint venture in June 2009.

Recovery of previously provided allowances – In the three and nine month period ended June 30, 2010, the Trust recognized $365,000 in recoveries of previously provided loan loss allowances from two loans that were previously impaired and were paid off or foreclosed.  There was no comparable revenue item in the three or nine month periods ended June 30, 2009.

Other -  Primarily Investment Income -  Other, primarily investment income declined by $49,000, or 28%, to $125,000 for the three months ended June 30, 2010 from $174,000 for the three months ended June 30, 2009 and by $202,000, or 38%, to $335,000 for the nine months ended June 30, 2010 from $537,000 for the nine months ended June 30, 2009.  The decline in both the three and nine month periods was primarily due to reduced dividend income resulting from the sale of shares of Entertainment Properties Trust in the prior and current fiscal years.

Interest on Borrowed Funds - Interest on borrowed funds decreased to $527,000 for the three months ended June 30, 2010, from $923,000 for the three months ended June 30, 2009, a decline of $396,000, or 43%.  The average outstanding balance of our junior subordinated notes declined from $55.6 million for the three months ended June 30, 2009 to $40.6 million, the result of our partial retirement of notes in September 2009. The retirement of these notes accounted for a decrease in interest expense of $197,000.  The restructuring of the notes in June 2009, which included a reduction in the interest rate through July 31, 2012, also resulted in a decrease in interest expense of $154,000.  Interest expense from our credit facility declined $40,000 as our credit facility was terminated in June 2009.

Interest on borrowed funds decreased to $1,572,000 for the nine months ended June 30, 2010, from $3,725,000 for the nine months ended June 30, 2009, a decline of $2,153,000, or 58%.  The average outstanding balance of our junior subordinated notes declined from $56.3 million for the nine months ended June 30, 2009 to $40.4 million, the result of our partial retirement of notes. The retirement of these notes accounted for a decrease in interest expense of $590,000.  The restructuring of the notes resulted in a decrease of interest expense of $1,106,000.  Interest expense from our credit facility declined $148,000 as our credit facility was terminated in the prior fiscal year.  The remaining decline of $309,000 is the result of a reduction in amortization of deferred borrowing costs resulting from the termination of our credit facility.

Advisor’s Fee - The advisor’s fee, which is calculated based on invested assets, decreased by $90,000, or  31%, for the three months ended June 30, 2010 to $199,000 from $289,000 for the three months ended June 30, 2009 and decreased by $345,000, or 37%, for the nine months ended June 30, 2010 to $596,000 from $941,000 for the nine months ended June 30, 2009.  For both the three and nine month periods ending June 30, 2010, the decline is due to a decreased level of invested assets, primarily loans and real estate.

Provision for Loan Losses – For the nine months ended June 30, 2010, the Trust recorded $3,165,000 in provision for loan losses.  The provision was taken against two loans with an aggregate outstanding balance of $26,655,000.  In the nine month period ended June 30, 2009, the Trust recorded $17,530,000 of loan loss provision.  The provision was taken against 22 loans with an outstanding balance of $65,771,000.

Impairment charges – For the three and nine month periods ended June 30, 2010, the Trust recorded $2,625,000 of impairment charges.  These impairments were taken against two properties, of which $2,465,000 relates to a parcel of land located in South Daytona Beach, FL.  In the three and nine month period ended June 30, 2009, the Trust recorded impairment charges of $122,000 and $1,272,000, respectively, against one property in our real estate portfolio.

Foreclosure Related Professional Fees - Foreclosure related professional fees increased to $141,000 for the three months ended June 30, 2010 from $97,000 for the three months ended June 30, 2009, an increase of $44,000, or 45%. In the three month period ended June 30, 2010, the Trust incurred increased fees in connection with two pending foreclosure actions.  Foreclosure related professional fees decreased to $310,000 for the nine months ended June 30, 2010 from $687,000 for the nine months ended June 30, 2009, a decrease of $377,000, or 55%.  The decline in the nine month period is the result of a decrease in foreclosure actions and workout activity as many of the foreclosure actions pending in the prior fiscal year have been concluded and foreclosure actions are at a reduced level.

Debt Restructuring Expense - Debt restructuring charges of $685,000 were recorded in both the three and nine month periods ended June 30, 2009.  These charges include legal expenses and third party costs in connection with restructuring the trust preferred securities.  There was no comparable expense in the three or nine month periods ended June 30, 2010.

General and Administrative Expense - General and administrative expenses declined $363,000, or 19%, from $1,928,000 for the three months ended June 30, 2009 to $1,565,000 for the three months ended June 30, 2010, and declined $755,000, or 14%, from $5,336,000 for the nine months ended June 30, 2009 to $4,581,000 for the nine months ended June 30, 2010. The decline in both the three and nine month periods was primarily due to a reduction in professional fees.  In the three and nine month periods ended June 30, 2009, the Trust incurred $325,000 of professional fees in connection with the workout and the resulting joint venture agreement that was entered into in June 2009 with respect to the Newark NJ properties.  There was no comparable expense in the current three month period.  In the nine month period ended June 30, 2010, there was also a decline in payroll related expenses the result of reduced bonus payments and a decline in allocated payroll due to a reduction in our level of workout and foreclosure activity.

Operating Expenses Relating to Real Estate Properties- Operating expenses relating to real estate properties increased $337,000, or 45%, from $742,000 for the three month period ended June 30, 2009 to $1,079,000 for the three month period ended June 30, 2010 and increased $1,551,000, or 103%, from $1,510,000 for the nine month period ended June 30, 2009 to $3,061,000 for the nine month period ended June 30, 2010.  The increase in both the three and nine month periods is primarily the result of operating expenses at the properties owned by our Newark Joint Venture.  The Trust entered into the Newark Joint Venture in June 2009.

Equity in earnings (loss) of unconsolidated ventures- Equity in earnings (loss) of unconsolidated ventures decreased $71,000 from $104,000 for the three months ended June 30, 2009 to $33,000 for the three months ended June 30, 2010.  For the three month period, the decrease is the result of our joint venture with the CIT group ceasing operations in November 2009.  For the nine month period this category increased by $2,126,000, from a loss of $(1,983,000) for the nine months ended June 30, 2009, to income of $143,000 for the nine months ended June 30, 2010.  The increase for the nine month period is due to a loss recorded in the nine months ended June 30, 2009 by our joint venture with the CIT group as a result of a loan loss provision taken to reflect a decrease in the value of the real estate underlying a non performing loan. There is no comparable expense in the current nine month period as the joint venture ceased operations in November 2009.

Gain on the sale of joint venture interests- Gain on the sale of joint venture interests decreased $271,000 in the three and nine month periods ended June 30, 2010.  The decrease is attributable to a $271,000 gain from the sale of our interests in four of our Connecticut joint venture properties in the three and nine month periods ended June 30, 2009.

Gain on the Sale of Available-for-Sale Securities - In the nine months ended June 30, 2010, the Trust sold securities with a cost basis of $1,839,000 for a total of $3,425,000 recognizing a gain of $1,586,000.  In the three and nine month period ended June 30, 2009, the Trust sold securities with a cost basis of $158,000 for a total of $250,000, recognizing a gain of $92,000.

Income (loss) from Discontinued Operations - Discontinued operations represent the income or loss from operations, impairment charges and gains from the sale of properties either sold or held for sale during the applicable fiscal period.  Discontinued operations increased $3,327,000 from a loss of $2,738,000 in the three months ended June 30, 2009 to income of $589,000 in the three months ended June 30, 2010.  This increase is primarily attributable to the Trust not having to take any impairment charges in the current three month period.  The Trust recorded $2,460,000 of impairment charges in the three month period ended June 30, 2009.  Also contributing to this increase is a $481,000 reduction in the loss from operations.  This is the result of the sale of properties that were previously classified as held for sale.

Income from discontinued operations increased $27,602,000 from a loss of $27,025,000 for the nine months ended June 30, 2009 to income of $577,000 in the nine months ended June 30, 2010.  This increase is primarily due to a $24,816,000 decline in impairment charges.  The Trust recorded $745,000 of impairment charges in the nine month period ended June 30, 2010 and $25,561,000 of impairment charges in the nine month period ended June 30, 2009.  Also attributing to this increase was a reduction in the loss from operations of $1,155,000 and an increase in gains on the sales of properties which were previously held for sale.

Net loss (income) attributable to noncontrolling interests - The increase of $212,000 in the quarter ended June 30, 2010, and the increase of $1,035,000 in the nine months ended June 30, 2010, primarily  represents the change in our minority partner’s equity interest of the current quarter’s operating loss of the Newark Joint Venture.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is the interest rate sensitivity of our loan portfolio.  Our interest income and our interest expense is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate.  Due to the current economic crisis, a large portion of the Trust loans are now fixed rate, and are not sensitive to changes in interest rates.  At June 30, 2010, approximately 33% of our loan portfolio was variable rate based primarily on the prime rate.   Accordingly, changes in the prime interest rate would have an effect on our net interest income.  When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables and believe that a one percent increase in interest rates would have a positive annual effect of approximately $103,000 on income before taxes and a one percent decline in interest rates would have no annual effect on income before taxes.  In addition, we originate loans with short maturities and maintain a strong capital position.  At June 30, 2010, our loan portfolio was primarily secured by properties located in the New York Metropolitan area, and we are therefore subject to risks associated with the New York economy.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2010 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On March 10, 2008, our board of trustees authorized a program for us to repurchase up to 1,000,000 of our common shares in the open market from time to time. Set forth below is a table which provides the purchases we made in the quarter ended June 30, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2010 – April 30, 2010	-	-	-	653,674 shares
May 1, 2010 – May 31, 2010	-	-	-	653,674 shares
June 1, 2010 – June 30, 2010	29,431	$5.67	29,431	624,243 shares
Total	29,431	$5.67	29,431

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

BRT REALTY TRUST
(Registrant)

August 6, 2010	/s/ Jeffrey A. Gould
Date	Jeffrey A. Gould, President and
Chief Executive Officer
(principal executive officer)

August 6, 2010	/s/ George Zweier
Date	George Zweier, Vice President
and Chief Financial Officer
(principal accounting officer)