Form 10-Q
period 2010-12-31
BRT REALTY TRUST
filed 2011-02-08
CIK 14846

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-07172

BRT REALTY TRUST
(Exact name of Registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	13-2755856 (I.R.S. Employer Identification No.)
60 Cutter Mill Road, Great Neck, NY (Address of principal executive offices)	11021 (Zip Code)

516-466-3100
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

Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

14,070,949 Shares of Beneficial Interest,
$3 par value, outstanding on February 7, 2011

Part 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2010 (Unaudited)	September 30, 2010
ASSETS
Real estate loans
Earning interest	$36,876	$17,263
Non-earning interest	35,143	35,143

	72,019	52,406
Deferred fee income	(522)	(245)
Allowance for possible losses	(3,165)	(3,165)

	68,332	48,996
Purchase money mortgage loans	5,340	5,340
Real estate properties net of accumulated depreciation of $1,981 and $1,806	56,739	55,843
Investment in unconsolidated ventures	779	775
Cash and cash equivalents	37,051	58,497
Available-for-sale securities at market	10,072	10,270
Other assets	6,198	6,545

Total Assets	$184,511	$186,266

LIABILITIES AND EQUITY
Liabilities:
Junior subordinated notes	$40,965	$40,815
Mortgages payable	12,547	12,557
Accounts payable and accrued liabilities	1,340	1,332
Deposits payable	1,938	1,723

Total Liabilities	56,790	56,427
Commitments and contingencies	—	—
Equity:
BRT Realty Trust shareholders' equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 15,001 and 15,148 issued	45,003	45,445
Additional paid-in capital	171,311	172,268
Accumulated other comprehensive income—net unrealized gain on available-for-sale securities	1,543	1,594
Retained deficit	(83,897)	(83,389)
Cost of 1,438 treasury shares of beneficial interest	(11,364)	(11,364)

Total BRT Realty Trust shareholders' equity	122,596	124,554
Non-controlling interests	5,125	5,285

Total Equity	127,721	129,839

Total Liabilities and Equity	$184,511	$186,266

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended December 31,
	2010	2009
Revenues:
Interest on real estate loans	$1,062	$445
Interest on purchase money mortgage loans	94	350
Loan fee income	243	102
Rental revenue from real estate properties	854	877
Other, primarily investment income	199	107

Total revenues	2,452	1,881

Expenses:
Interest on borrowed funds	657	716
Advisor's fees, related party	221	193
Provision for loan loss	—	3,165
Foreclosure related professional fees	190	21
General and administrative—including $202 and $242 to related party	1,431	1,428
Operating expenses relating to real estate properties	916	824
Amortization and depreciation	188	185

Total expenses	3,603	6,532

Total revenues less total expenses	(1,151)	(4,651)
Equity in earnings of unconsolidated ventures	49	75
Gain on sale of available-for-sale securities	421	1,586

Loss from continuing operations	(681)	(2,990)
Discontinued operations:
Loss from operations	—	(406)
Impairment charges	—	(745)
Gain on sale of real estate assets	—	1,253

Discontinued operations	—	102

Net loss	(681)	(2,888)
Less net loss attributable to non controlling interests	173	367

Net loss attributable to common shareholders	$(508)	$(2,521)

Basic and diluted per share amounts attributable to common shareholders:
Loss from continuing operations	$(.04)	$(.20)
Discontinued operations	—	.01

Basic and diluted loss per share	$(.04)	$(.19)

Amounts attributable to BRT Realty Trust:
Loss from continuing operations	$(508)	$(2,623)
Discontinued operations	—	102

Net loss	$(508)	$(2,521)

Weighted average number of common shares outstanding:
Basic and diluted	13,977,706	13,214,700

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Treasury Shares	Non Controlling Interest	Total
Balances, September 30, 2010	$45,445	$172,268	$1,594	$(83,389)	$(11,364)	$5,285	$129,839
Compensation expense—restricted stock	—	208	—	—	—	—	208
Contributions from non-controlling Interests						349	349
Distributions to non-controlling interests	—	—	—	—	—	(52)	(52)
Purchase of minority interest		(429)				(284)	(713)
Shares repurchased (147,387)	(442)	(736)	—	—	—	—	(1,178)
Net loss	—	—	—	(508)	—	(173)	(681)
Other comprehensive loss—net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $398 included in net loss)	—	—	(51)	—	—	—	(51)

Comprehensive loss	—	—	—	—	—	—	(732)

Balances, December 31, 2010	$45,003	$171,311	$1,543	$(83,897)	$(11,364)	$5,125	$127,721

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(681)	$(2,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan loss	—	3,165
Impairment charges	—	745
Amortization and depreciation	237	233
Amortization of deferred fee income	(243)	(102)
Accretion of junior subordinated notes principal	150	142
Amortization of securities discount	(18)	(18)
Amortization of restricted stock	208	218
Gain on sale of real estate assets from discontinued operations	—	(1,253)
Gain on sale of available for sale securities	(421)	(1,586)
Equity in earnings of unconsolidated joint ventures	(49)	(75)
Distribution of earnings of unconsolidated joint ventures	45	50
Increase in straight line rent	(32)	(157)
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in interest and dividends receivable	(67)	412
Decrease in prepaid expenses	477	34
Increase (decrease) in accounts payable and accrued liabilities	224	(1,671)
Decrease in deferred costs	84	—
Increase in security deposits and other receivable	(99)	(365)
Other	(79)	(35)

Net cash used in operating activities	(264)	(3,151)

Cash flows from investing activities:
Collections from real estate loans	7,650	6,990
Additions to real estate loans	(28,263)	(1,332)
Proceeds from the sale of loans and loan participations	1,000	16,815
Loan loss recoveries	—	37
Net costs capitalized to real estate owned	(1,123)	(529)
Collection of loan fees	520	157
Proceeds from sale of real estate owned	53	9,319
Proceeds from sale of available for sale securities	640	3,425
Purchase of available for sale securities	(55)	—
Distributions of capital of unconsolidated joint ventures	—	1,701
Purchase of interest from minority partner	(713)	—

Net cash (used in) provided by investing activities	(20,291)	36,583

Cash flows from financing activities:
Increase in mortgages payable	56	346
Mortgage principal payments	(66)	(22)
Cash distribution—common shares	—	(1,334)
Expenses associated with stock issuance	—	(50)
Capital contributions from non-controlling interests	349	—
Capital distribution to non-controlling interests	(52)	(120)
Repurchase of shares	(1,178)	—

Net cash used in financing activities	(891)	(1,180)

Net (decrease) increase in cash and cash equivalents	(21,446)	32,252
Cash and cash equivalents at beginning of period	58,497	25,708

Cash and cash equivalents at end of period	$37,051	$57,960

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$169	$144

Non cash investing and financing activity:
Reclassification of real estate properties to real estate held for sale	$—	$8,552

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 1—Organization and Background

        BRT Realty Trust is a business trust organized under the laws of the Commonwealth of Massachusetts. Our primary business is to originate and hold for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. The loans we originate generally have relatively high yields and are short term or bridge loans with a duration ranging from six months to one year. We generally lend at a floating rate of interest based on a spread over the prime rate and receive an origination fee for the loans we originate. We conduct our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

        From time-to-time we originate junior commercial and multi-family mortgage loans, participate as an equity investor in, and mortgage lender to, joint ventures which acquire income producing real estate property and purchase securities of other REITs.

Note 2—Basis of Preparation

        The accompanying interim unaudited consolidated financial statements as of December 31, 2010 and for the three months ended December 31, 2010 and December 31, 2009 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results for the full year. The balance sheet as of September 30, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

        Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current presentation of the consolidated financial statements.

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

        With respect to its unconsolidated joint ventures, as (i) the Trust is primarily the managing member but does not exercise substantial operating control over these entities or the Trust is not the managing member and (ii) such entities are not variable interest entities, the Trust has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.

        RBH-TRB Newark Holdings LLC was determined to be a Variable Interest Entity ("VIE") because the Trust has voting rights that are not proportionate to its economic interests. The Trust was determined to be the primary beneficiary as it has the power to direct the activities that most significantly impact the economic performance and the obligation to absorb losses that could potentially be significant to this VIE. For these reasons, the Trust has consolidated the operations of this VIE in the Trust's consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Note 2—Basis of Preparation (Continued)

        These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT's Annual Report on Form 10-K for the year ended September 30, 2010.

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Note 3—Equity

Common Share Dividend Distribution

        During the quarter ended December 31, 2010, the Trust did not declare a dividend to its shareholders.

Restricted Shares

        As of December 31, 2010, there were 480,140 restricted shares issued under the Trust's equity incentive plans. An aggregate of 850,000 shares was authorized for issuance under these plans. The shares issued vest five years from the date of issuance and under specified circumstances, including a change in control, may vest earlier. Since inception of the plans, 88,560 shares have vested. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheet until they vest, but is included in the earnings per share computation. The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the three months ended December 31, 2010 and 2009, the Trust recorded $208,000 and $218,000 of compensation expense, respectively, as a result of the outstanding restricted shares. At December 31, 2010, $1,445,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2.74 years.

Per Share Data

        Basic loss per share attributable to holders of shares of beneficial interest was determined by dividing net loss for the period by the weighted average number of common shares outstanding during each period.

        Diluted loss per share attributable to holders of shares of beneficial interest reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that shared in the earnings of the Trust.

        Basic and diluted shares outstanding for the three months ended December 31, 2010 and 2009 were 13,977,706 and 13,214,700, respectively.

        The impact of dilutive securities is not included in the computation of loss per share for the three months ended December 31, 2010 and 2009, as the inclusion of such common share equivalents would be anti-dilutive.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Note 4—Real Estate Loans and Purchase Money Mortgages

        At December 31, 2010, information relating to real estate loans and purchase money mortgages, all of which are first mortgage loans, is summarized as follows (dollars in thousands):

	Earning Interest	Non-Earning Interest	Total	Allowance For Possible Losses(1)	Real Estate Loans, Net
Multi-family residential	$32,552	$580	$33,132	$(180)	$32,952
Vacant loft building with retail	—	26,075	26,075	(2,985)	23,090
Condominium units (existing multi-family)	—	8,488	8,488	—	8,488
Office	2,175	—	2,175	—	2,175
Retail	2,149	—	2,149	—	2,149

	36,876	35,143	72,019	(3,165)	68,854
Deferred fee income	(436)	(86)	(522)	—	(522)

Real estate loans, net	36,440	35,057	71,497	(3,165)	68,332
Purchase money mortgage loans:
Multi-family residential	5,340	—	5,340	—	5,340

Real estate loans and purchase money mortgage loans, net	$41,780	$35,057	$76,837	$(3,165)	$73,672

(1)
All allowance for possible losses relate to non-earning loans.

        At December 31, 2010, three non-earning loans were outstanding to three separate, unrelated borrowers having an aggregate outstanding principal balance of $35,143,000, representing 45.4% of total real estate loans and 19% of total assets.

        The Trust recognized cash basis interest of $150,000 and $131,000 on non-earning loans in the three months ended December 31, 2010 and December 31, 2009 respectively.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Note 4—Real Estate Loans and Purchase Money Mortgages (Continued)

        Information regarding these non-earning loans is set forth in the table below (dollars in thousands):

Location	Brooklyn, NY(1)	New York, NY	New York, NY(2)
Principal Balance	$8,488	$580	$26,075
Accrued Interest	—	—	—
Cross collateral or cross default provision	No	No	No
Secured	Yes	Yes	Yes
Security	Condominium units	Vacant multi-family building	Vacant loft building with retail
Recourse/non-recourse	Recourse	Recourse	Recourse
Impaired	No	Yes	Yes
Allowance for possible losses	—	$180	$2,985
Collateral Dependent	Yes	Yes	Yes
Origination Date	October 2008	March 2008	August 2006

(1)
Represents a pari passu interest in a loan with a principal balance of $16,974,000. The borrower filed for protection under Chapter XI of the Federal Bankruptcy Code and has filed a plan of reorganization that we are contesting. We are also seeking to enforce judgments against the individual guarantors of this loan.

(2)
A judgment of foreclosure has been issued with respect to this property and it is anticipated that the auction of the property will be scheduled for the first quarter of calendar 2011.

        At December 31, 2010, two separate, unaffiliated borrowers had loans outstanding in excess of 5% of total assets. Information regarding the loans outstanding, to each of these borrowers is set forth in the table below (dollars in thousands):

	Gross Loan Balance	# of Loans	% of Gross Loans	% of Assets	State	Status
Vacant loft building with retail	$26,075	1	33.7%	14.1%	NY	Non-Performing
Multi-family residential	$11,550	1	17.0%	5.4%	NY	Performing

        The Trust's portfolio consists of senior mortgage loans, secured by residential and commercial property, 69% of which are located in New York, 12% in Michigan, 9% in Florida and 10% in four other states.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Note 5—Allowance for Possible Loan Losses

        An analysis of the loan loss allowance at December 31, 2010 and December 31, 2009, respectively, is as follows (dollars in thousands):

	Three Months Ended December 31,
	2010	2009
Balance at beginning of period	$3,165	$1,618
Provision for loan loss	—	3,165
Charge-offs	—	—
Recoveries	—	37

Balance at end of period	$3,165	$4,820

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

        The allowance for possible losses applies to two loans aggregating $26,655,000 at December 31, 2010 and September 30, 2010, both of which are non-earning.

Note 6—Real Estate Properties

        A summary of real estate properties owned is as follows (dollars in thousands):

	September 30, 2010 Balance	Costs Capitalized	Depreciation Amortization and Paydowns	December 31, 2010 Balance
Shopping centers/Retail	$2,957	—	$(26)	$2,931
Multi-family and coop apartments	2,969	$10	(53)	2,926
Commercial(a)	41,945	1,113	(148)	42,910
Land	7,972	—	—	7,972

Total real estate properties	$55,843	$1,123	$(227)	$56,739

(a)
Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE which owns 25 operating and development properties in Newark, New Jersey. These properties contain a

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Note 6—Real Estate Properties (Continued)

  mix of office and retail space, totaling approximately 594,000 square feet. These assets are subject to blanket mortgages aggregating $27,000,000, held by the Trust, which are eliminated in consolidation. Several of the assets are also encumbered by other mortgages with an aggregate principal balance of $10,433,000 at December 31, 2010.

        The risks associated with our involvement in this VIE have not changed in the three months ended December 31, 2010. These risks are described in the 10-K for the fiscal year ended September 30, 2010.

        For the three months ended December 31, 2010 this VIE recorded revenues of $426,000 and operating expenses of $520,000, excluding interest expense and depreciation. The Trust made a capital contribution to this venture of $351,000 in the three months ended December 31, 2010.

Note 7—Investment in Unconsolidated Ventures

        The Trust is a partner in two unconsolidated ventures, each of which owns and operates one property. The Trust's share of the ventures' earnings was $49,000 and $75,000 for the three months ended December 31, 2010 and 2009, respectively. The Trust's equity in these unconsolidated ventures totaled $779,000 and $775,000 at December 31, 2010 and September 30, 2010, respectively.

Note 8—Available-For-Sale Securities

        At December 31, 2010, the Trust had available for sale securities which consisted of both debt securities and equity securities. Details regarding our available-for-sale securities at December 31, 2010 are presented in the table below (dollars in thousands):

	Cost basis	Unrealized gains	Unrealized losses	Market value
Debt Securities	$2,915	$548	—	$3,463
Equity Securities	5,615	1,059	$(65)	6,609

Total	$8,530	$1,607	$(65)	$10,072

        Unrealized gains and losses are reflected as accumulated other comprehensive income-net unrealized gain on available-for-sale securities in the accompanying consolidated balance sheets.

        The Trust's available-for-sale equity securities were determined to be Level 1 financial assets within the valuation hierarchy established by current accounting guidance, and the valuation is based on current market quotes received from financial sources that trade such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairment because the Company expects the value of these securities to recover and plans on holding them until at least such recovery.

        During the three months ended December 31, 2010, the Trust sold equity securities for $640,000 with a basis of $219,000, determined using average cost. Accordingly, the Trust recognized a gain of $421,000 from these sales. In the three months ended December 31, 2009, the Trust sold equity securities for $2,425,000 with a basis of $975,000, determined using average cost. Accordingly, the Trust recognized a gain of $1,450,000 from these sales.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Note 8—Available-For-Sale Securities (Continued)

        The Trust's available-for-sale debt securities were determined to be Level 2 financial assets within the valuation hierarchy established by current accounting guidance, and the valuation is based on market quotes from inactive markets received from financial sources that trade such securities.

Note 9—Debt Obligations

        Debt obligations consist of the following (dollars in thousands):

	December 31, 2010	September 30, 2010
Junior subordinated notes	$40,965	$40,815
Mortgages payable	12,547	12,557

Total debt obligations	$53,512	$53,372

  Junior Subordinated Notes

        At December 31, 2010, the Trust's junior subordinated notes had an outstanding principal balance of $42,400,000 and a book balance of $40,965,000. The difference of $1,435,000, representing unamortized principal, is being accreted over the remaining term of the securities using the level yield method and will be charged to interest expense. The remaining unamortized fees, which total $837,000, are being amortized over the remaining term. Amortization of these fees totaled $8,000 in both the three months ended December 31, 2010 and 2009.

        The notes have a fixed rate of interest of 3.5% per annum, to be paid annually in advance through July 31, 2012. From August 1, 2012 to April 28, 2016, the notes have a blended fixed rate of interest of 8.37%, and commencing on April 29, 2016 until maturity in 2036, the interest rate on the notes will equal LIBOR plus 2.95%.

  Mortgages Payable

        The Trust has five first mortgages and one second mortgage outstanding with an aggregate principal balance at December 31, 2010 of $12,547,000. One of these mortgages, with an outstanding balance at December 31, 2010 of $2,114,000, is secured by a long term leasehold position on a shopping center owned by a consolidated joint venture. The remaining five mortgages, with outstanding balances at December 31, 2010 of $10,433,000, are secured by individual parcels on two land assemblages in Newark, NJ owned by another consolidated joint venture. The Trust has guaranteed $473,000 of one of the mortgage obligations at December 31, 2010, based on the current outstanding balance. The guarantee will increase to $2,154,000 if the full amount of the $8,600,000 loan is drawn and outstanding.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Note 10—Comprehensive Loss

        Comprehensive loss for the three month periods was as follows (dollars in thousands):

	Three Months Ended December 31,
	2010	2009
Net loss	$(681)	$(2,888)
Other comprehensive loss—Unrealized loss on available for-sale securities	(51)	(1,599)
Less: net loss attributable to non controlling interests	173	367

Comprehensive loss attributable to common shareholders	$(559)	$(4,120)

Note 11—Segment Reporting

        Management has determined that it operates in two reportable segments: (i) a loan and investment segment which includes the origination and servicing of our loan portfolio and investments; and (ii) a real estate segment which includes the operation and disposition of our real estate assets.

        The following table summarizes our segment reporting for the three months ended December 31, 2010 (dollars in thousands):

	Loan and Investment	Real Estate	Total
Revenues	$1,598	$854	$2,452
Interest expense	438	219	657
Provision for loan loss	—	—	—
Other expenses	1,291	1,467	2,758
Amortization and depreciation	—	188	188

Total expenses	1,729	1,874	3,603

Total revenues less total expenses	(131)	(1,020)	(1,151)
Equity in earnings of unconsolidated ventures	—	49	49
Gain on sale of available-for-sale securities	421	—	421

Income (loss) from continuing operations	290	(971)	(681)
Discontinued operations:
Loss from operations	—	—	—
Impairment charges	—	—	—
Gain on sale of real estate assets	—	—	—

Discontinued operations	—	—	—

Net income (loss)	290	(971)	(681)
Less net loss attributable to noncontrolling interests	—	173	173

Net income (loss) attributable to common shareholders	$290	$(798)	$(508)

Segment assets	$123,044	$61,467	$184,511

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Note 11—Segment Reporting (Continued)

        The following table summarizes our segment reporting for the three months ended December 31, 2009 (dollars in thousands):

	Loan and Investment	Real Estate	Total
Revenues	$1,004	$877	$1,881
Interest expense	467	249	716
Provision for loan loss	3,165	—	3,165
Other expenses	1,079	1,387	2,466
Amortization and depreciation	—	185	185

Total expenses	4,711	1,821	6,532

Total revenues less total expenses	(3,707)	(944)	(4,651)
Equity in earnings of unconsolidated ventures	28	47	75
Gain on sale of available-for-sale securities	1,586	—	1,586

Loss from continuing operations	(2,093)	(897)	(2,990)
Discontinued operations:
Loss from operations	—	(406)	(406)
Impairment charges	—	(745)	(745)
Gain on sale of real estate assets	—	1,253	1,253

Discontinued operations	—	102	102

Net loss	(2,093)	(795)	(2,888)
Less net loss attributable to noncontrolling interests	—	367	367

Net loss attributable to common shareholders	$(2,093)	$(428)	$(2,521)

Segment assets	$121,422	$64,832	$186,254

Note 12—Fair Value of Financial Instruments

Financial Instruments Not Measured at Fair Value

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments that are not recorded at fair value on the consolidated balance sheets:

        Cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities:    The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair value due to the short term nature of these accounts.

        Real estate loans:    The earning mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market rate of interest between 11% and 13%. The earning mortgage loans of the Trust which have fixed rate provisions have an estimated fair value of $157,000 less than their carrying value assuming market rates of interest between 8% and 11% which we believe reflect institutional lender

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Note 12—Fair Value of Financial Instruments (Continued)

yield requirements. For mortgage loans which are impaired, the Trust has valued such loans based upon the estimated fair value of the underlying collateral.

        At December 31, 2010, the estimated fair value of the Trust's junior subordinated notes is less than their carrying value by approximately $10,687,000, based on the credit risk and interest rate risk of the Trust.

        At December 31, 2010, the estimated fair value of the Trust's mortgages payable is less than their carrying value by approximately $42,000 assuming market interest rates between 8% and 17%. Market rates were determined using current financing transactions provided by third party institutions.

        Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

        The Trust's fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other "observable" market inputs and Level 3 assets/liabilities are valued based significantly on "unobservable" market inputs. The Trust does not currently own any financial instruments that are classified as Level 3.

        At December 31, 2010 information regarding the Trust's financial assets measured at fair value are as follows (dollars in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying and Fair Value	Maturity Date
			Level 1	Level 2
Available-for-sale securities:
Corporate equity securities	$6,609	—	$6,609	—
Corporate debt security	1,015	2/15/2037	—	$1,015
Corporate debt security	1,043	8/1/2015	—	1,043
Corporate debt security	1,055	6/1/2014	—	1,055
Corporate debt security	350	1/15/2012	—	350

	$10,072		$6,609	$3,463

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Note 13—New Accounting Pronouncements

        In June 2009, the FASB issued updated guidance to amend various components of the guidance regarding sale accounting related to financial assets, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, this guidance removes the exemption for qualifying special purpose entities from the previous guidance. This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. The Trust adopted this guidance on October 1, 2010 and the adoption did not have a material impact on the consolidated financial statements.

        In June 2009, the FASB issued updated guidance, which amends guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. The Trust adopted this guidance on October 1, 2010 and the adoption did not have a material impact on the consolidated financial statements.

        In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. This guidance became effective for public entities for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this guidance did not have material impact on the consolidated financial statements.

Note 14—Subsequent Events

        Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2010 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions or variations thereof. Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read "item 1A Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2010.

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

        The following highlights our results of operations for the three months ended, December 31, 2010 and our financial condition at December 31, 2010:

  •
  we originated $28.3 million of mortgage loans in the first three months of fiscal 2011 compared to $1.3 million in the first three months of fiscal 2010;

  •
  we have cash and cash equivalents and available-for-sale securities totaling $47.1 million;

  •
  our performing loan portfolio totaled $42.2 million; and

  •
  total revenues increased $571,000 or 30% from $1.9 million in the three months ended December 31, 2009 to $2.5 million in the three months ended December 31, 2010.

        We cannot predict with any certainty the potential impact the current economic environment will have on our future financial performance. However, because of our low leverage position we have been able to withstand the significant disruptions in the real estate and capital markets. At present, we are seeking to position ourselves to be able to take advantage of opportunities as market conditions improve. To do this, we continue to focus on:

  •
  carefully monitoring and managing our liquidity position;

  •
  carefully monitoring and managing our loan portfolio to reposition non-performing assets and maximize cash;

  •
  acquiring, stabilizing and selling properties securing non-earning loans in order to increase our liquidity;

  •
  investing in attractive REIT debt and equity securities; and

  •
  securing a new credit facility.

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

        We actively pursue lending opportunities and have recently experienced an increase in short term bridge lending originations. However, there is no assurance that the recent level of increased activity will be sustained.

Results of Operations

  Revenues

        The following table sets forth a comparison of our revenues for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
(Dollars in thousands):	2010	2009	Variance	%Change
Interest on real estate loans	$1,062	$445	$617	138.7%
Interest on purchase money mortgage loans	94	350	(256)	(73.2)%
Loan fee income	243	102	141	243.0%
Rental revenue from real estate properties	854	877	(23)	(2.6)%
Other, primarily investment income	199	107	92	86.0%

Total revenues	$2,452	$1,881	$571	30.4%

        Interest on real estate loans.    The increase is primarily due to a $20.9 million increase in the average balance of earning loans outstanding. The increase in such balance is attributable to the increase in loan originations which we believe is attributable to improving economic conditions. Partially offsetting this increase was a decrease in interest income of approximately $35,000 due to the decrease from 13.21% to 11.82% in the weighted average interest rate earned on the performing loan portfolio.

        Interest on purchase money mortgages.    The decrease is attributable to a reduction in the average balance of purchase money mortgages outstanding as two loans, with an aggregate principal balance of $11.6 million, were paid off in the fourth quarter of fiscal 2010.

        Loan fee income.    The increase is due to amortization of loan fees that were received on loans that were originated in the last quarter of fiscal 2010 and the current quarter.

        Other, primarily investment income.    The increase is attributable to additional dividend income resulting from the purchase of equity securities in publicly traded real estate investment trusts.

  Expenses

        The following table sets forth a comparison of our expenses for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
(Dollars in thousands)	2010	2009	Variance	% Change
Interest—borrowed funds	$657	$716	$(59)	(8.2)%
Advisor's fees—related party	221	193	28	14.5%
Provision for loan loss	—	3,165	(3,165)	(100)%
Foreclosure related professional fees	190	21	169	(804.8)%
General and administrative	1,431	1,428	3	—
Operating expenses relating to real estate properties	916	824	92	11.1%
Amortization and depreciation	188	185	3	1.6%

Total expenses	$3,603	$6,532	$(2,929)	(44.5)%

        Interest—borrowed funds.    The decrease is attributable to the capitalization of $162,000 of interest paid in the current period related to one of the Newark, NJ assemblage sites that is currently under development. This decrease was offset in part by a $103,000 increase in mortgage interest due to increased mortgage balances outstanding which are secured by one our other Newark properties.

        Advisor's fees—related party.    The fee is calculated based on invested assets and increased because of the increase in our portfolio of loans. These assets increased primarily due to increased originations in the first quarter of fiscal 2011.

        Provision for loan losses.    In first quarter fiscal 2010, we took loan loss provisions of approximately $3.17 million against two loans with an aggregate outstanding balance of $26.7 million. In the first quarter of fiscal 2011 no loan loss provisions were taken.

        Foreclosure related professional fees.    Fees increased due to extensive legal activity required in connection with a bankruptcy proceeding involving a non-performing loan in the first quarter of fiscal 2011.

        Operating expenses relating to real estate properties.    The increase is primarily attributable to increased real estate property taxes and repairs and maintenance at the properties of our Newark Joint Venture.

  Gain on sale of available-for-sale securities

        In the first quarter of fiscal 2011, we sold available for sale securities and recognized a gain of $421,000. These securities had a cost basis of $219,000. In the first quarter of fiscal 2010, we sold available for sale securities and recognized a gain of approximately $1.59 million. These securities had a cost basis of $1.84 million.

  Discontinued operations

        In the first quarter of fiscal 2010, we had income from discontinued operations of $102,000, consisting of losses from operations of $406,000, primarily generated from two properties in Fort Wayne, IN. We also recognized impairment charges of $745,000, primarily relating to a property in the Nashville, TN area. Offsetting these losses were approximately $1.25 million in gains on the sale of three properties which were classified as held for sale. In the first quarter of fiscal 2011, there were no discontinued operations.

Liquidity and Capital Resources

        Liquidity is a measurement of our ability to meet cash requirements, including to fund loan originations, pay operating expenses, repay borrowings, and other general business needs. We require capital to fund loan originations and pay operating expenses, including operating expenses related to real estate properties owned and real estate properties held for sale. Apart from our cash on hand, our principal sources of liquidity have historically been a revolving credit facility, and cash flow from operating activities. Our current capital sources primarily consist of our cash on hand and marketable securities. From October 1, 2010 through December 31, 2010, we used capital to fund our operating losses and originated $28.3 million in mortgage loans and as a result, at December 31, 2010, our total available liquidity was approximately $47 million, including approximately $37 million of cash and cash equivalents.

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

        The Newark Joint Venture may borrow up to $8.6 million (of which $1.8 million had been borrowed at December 31, 2010) to fund specified development activities with respect to the Teachers Village project. While it is currently seeking up to $125 million in financing from public and private sources to fund the further development and construction of this project, no assurance can be given that the Newark Joint Venture will obtain the necessary financing on acceptable terms or if that such financing is obtained, that such project will be profitable for us.

Cash Distribution Policy

        The Board of Trustees reviews the dividend policy regularly. The Trust will report a tax loss for the year ended December 31, 2010 and has net operating loss carry forwards from prior years to offset future income. It is highly unlikely that we will pay or be required to pay any dividend in 2011 and for several years thereafter in order for the Trust to retain its REIT status.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

        Our primary component of market risk is the interest rate sensitivity of our loan portfolio. Our interest income and our interest expense is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate. At December 31, 2010, approximately 38% of our loan portfolio was variable rate based primarily on the prime rate. Accordingly, changes in the prime interest rate or LIBOR would have an effect on our net interest income. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables and believe that a one percent increase in interest rates would have a positive annual effect of approximately $182,000 on income before taxes and a one percent decline in interest rates would have no annual effect on income before taxes. In addition, we originate loans with short maturities and maintain a strong capital position. At December 31, 2010, our loan portfolio was primarily secured by properties located in the New York metropolitan area, and we are therefore subject to risks associated with the New York economy.

Item 4.    Controls and Procedures

        As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President—Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer, Senior Vice President—Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6.    Exhibits

Exhibit No.	Title of Exhibits
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST (Registrant)
February 8, 2011	/s/ JEFFREY A. GOULD
Date	Jeffrey A. Gould, President and Chief Executive Officer
February 8, 2011	/s/ GEORGE ZWEIER
Date	George Zweier, Vice President and Chief Financial Officer (principal financial officer)

QuickLinks

  Item 1. Financial Statements
BRT REALTY TRUST AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data)
BRT REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands, except share data)
BRT REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (Dollars in thousands, except share data)
BRT REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in Thousands)
BRT REALTY TRUST AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2010
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
  Item 6. Exhibits
SIGNATURES