Form 10-Q
period 2011-03-31
BRT REALTY TRUST
filed 2011-05-09
CIK 14846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

14,070,774 Shares of Beneficial Interest,

$3 par value, outstanding on May 6, 2011

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2011 (Unaudited)	September 30, 2010
ASSETS
Real estate loans
Earning interest	$84,356	$17,263
Non-earning interest	8,488	35,143
	92,844	52,406
Deferred fee income	(1,289)	(245)
Allowance for possible losses	—	(3,165)
	91,555	48,996
Purchase money mortgage loans	5,340	5,340
Real estate properties net of accumulated depreciation of $2,159 and $1,806	54,515	55,843
Investment in unconsolidated ventures	815	775
Cash and cash equivalents	21,700	58,497
Available-for-sale securities at market	4,674	10,270
Other assets	5,489	6,545
Total Assets	$184,088	$186,266
LIABILITIES AND EQUITY
Liabilities:
Junior subordinated notes	$37,400	$40,815
Mortgages payable	12,558	12,557
Accounts payable and accrued liabilities	1,156	1,332
Deposits payable	4,081	1,723
Total Liabilities	55,195	56,427

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 15,001 and 15,148 issued	45,003	45,445
Additional paid-in capital	171,235	172,268
Accumulated other comprehensive income—net unrealized gain on available-for-sale securities	1,189	1,594
Accumulated deficit	(82,050)	(83,389)
Cost of 1,422 and 1,460 treasury shares of beneficial interest	(11,070)	(11,364)
Total BRT Realty Trust shareholders’ equity	124,307	124,554
Non-controlling interests	4,586	5,285
Total Equity	128,893	129,839
Total Liabilities and Equity	$184,088	$186,266

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Interest on real estate loans	$1,654	$714	$2,716	$1,159
Interest on purchase money mortgage loans	92	335	186	685
Loan fee income	275	13	518	115
Rental revenue from real estate properties	959	862	1,813	1,739
Recovery of previously provided allowance	2,566	—	2,566	—
Other, primarily investment income	151	103	350	210
Total revenues	5,697	2,027	8,149	3,908
Expenses:
Interest on borrowed funds	542	722	1,199	1,438
Advisor’s fees, related party	241	204	462	397
Provision for loan loss	—	—	—	3,165
Foreclosure related professional fees	167	148	357	169
General and administrative—including $219 and $191 to related party for the three months ended and $421 and $433 for the six months ended, respectively	1,629	1,588	3,060	3,016
Operating expenses relating to real estate properties	850	844	1,766	1,669
Amortization and depreciation	184	169	372	353
Total expenses	3,613	3,675	7,216	10,207
Total revenues less total expenses	2,084	(1,648)	933	(6,299)
Equity in earnings of unconsolidated ventures	86	35	135	110
Gain on sale of available-for-sale securities	593	—	1,014	1,586
Loss on extinguishment of debt	(2,138)	—	(2,138)	—
Income (loss) from continuing operations	625	(1,613)	(56)	(4,603)

Discontinued operations:
Loss from operations	—	(136)	—	(542)
Impairment charges	—	—	—	(745)
Gain on sale of real estate assets	697	22	697	1,275
Discontinued operations	697	(114)	697	(12)
Net income (loss)	1,322	(1,727)	641	(4,615)
Less net loss attributable to non-controlling interests	525	370	698	737
Net income (loss) attributable to common shareholders	$1,847	$(1,357)	$1,339	$(3,878)

Basic and diluted per share amounts attributable to common shareholders:
Income (loss) from continuing operations	$.08	$(.09)	$.05	$(.28)
Discontinued operations	.05	(.01)	.05	—
Basic and diluted earnings (loss) per share	$.13	$(.10)	$.10	$(.28)

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Amounts attributable to BRT Realty Trust:
Income (loss) from continuing operations	$1,150	$(1,243)	$642	$(3,866)
Discontinued operations	697	(114)	697	(12)
Net income (loss)	$1,847	$(1,357)	$1,339	$(3,878)
Weighted average number of common shares outstanding:
Basic and diluted	14,047,924	14,090,229	14,012,404	13,647,654

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Shares	Non Controlling Interest	Total

Balances, September 30, 2010	$45,445	$172,268	$1,594	$(83,389)	$(11,364)	$5,285	$129,839
Restricted stock vesting		(294)			294		—
Compensation expense — restricted stock	—	426	—	—	—	—	426
Contributions from non-controlling Interests	—	—	—	—	—	349	349
Distributions to non-controlling interests	—	—	—	—	—	(66)	(66)
Purchase of minority interest		(429)				(284)	(713)
Shares repurchased (147,387)	(442)	(736)	—	—	—	—	(1,178)
Net income	—	—	—	1,339	—	(698)	641
Other comprehensive loss - net unrealized loss on available-for- sale securities (net of reclassification adjustment for gains of $330 included in net income)	—	—	(405)	—	—	—	(405)

Comprehensive income	—	—	—	—	—	—	236

Balances, March 31, 2011	$45,003	$171,235	$1,189	$(82,050)	$(11,070)	$4,586	$128,893

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$641	$(4,615)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan loss	—	3,165
Recovery of previously provided allowance	(2,566)	—
Impairment charges	—	745
Amortization and depreciation	468	450
Amortization of deferred fee income	(495)	(114)
Accretion of junior subordinated notes principal	277	287
Amortization of securities discount	(28)	(34)
Amortization of restricted stock	426	431
Gain on sale of real estate assets from discontinued operations	(697)	(1,275)
Gain on sale of available for sale securities	(1,014)	(1,586)
Loss on extinguishment of debt	2,138	—
Equity in earnings of unconsolidated joint ventures	(135)	(110)
Distribution of earnings of unconsolidated joint ventures	95	100
Increase in straight line rent	(49)	(218)
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in interest and dividends receivable	(113)	337
Decrease in prepaid expenses	1,058	777
Increase (decrease) in accounts payable and accrued liabilities	2,183	(1,340)
Decrease (increase) in deferred costs	—	(38)
Increase in security deposits and other receivable	(496)	(146)
Other	37	(37)
Net cash provided by (used in) operating activities	1,730	(3,221)

Cash flows from investing activities:
Collections from real estate loans	21,165	7,255
Additions to real estate loans	(88,858)	(10,525)
Proceeds from the sale of loans and loan participations	26,500	16,815
Loan loss recoveries	9	37
Net costs capitalized to real estate owned	(1,294)	(1,585)
Collection of loan fees	1,583	248
Proceeds from sale of real estate owned	3,365	12,474
Proceeds from sale of available for sale securities	6,288	3,425
Purchase of available for sale securities	(55)	—
Distributions of capital of unconsolidated joint ventures	—	1,701
Purchase of interest from minority partner	(713)	—
Net cash (used in) provided by investing activities	(32,010)	29,845

Cash flows from financing activities:
Repayment of junior subordinated notes	(5,000)	—
Proceeds from mortgages payable	136	731
Mortgage principal payments	(135)	(45)
Increase in deferred borrowing costs	(623)	—

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2011	2010
Cash distribution — common shares	—	(1,334)
Expenses associated with stock issuance	—	(60)
Capital contributions from non-controlling interests	349	—
Capital distributions to non-controlling interests	(66)	(120)
Repurchase of shares of beneficial interest	(1,178)	(123)
Net cash used in financing activities	(6,517)	(951)

Net (decrease) increase in cash and cash equivalents	(36,797)	25,673
Cash and cash equivalents at beginning of period	58,497	25,708
Cash and cash equivalents at end of period	$21,700	$51,381
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$335	$300
Non cash investing and financing activity:
Common stock dividend portion paid in the Trust’s common shares	$—	$11,916
Reclassification of real estate properties to real estate held for sale	$—	$8,552
Reclassification of deferred costs to real estate properties	$396	$—

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

Note 1 — Organization and Background

BRT Realty Trust is a business trust organized under the laws of the Commonwealth of Massachusetts.  Our primary business is to originate and hold for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. We recently began originating loans to persons purchasing their own mortgage debt or purchasing third party mortgage debt, in each case at a discount to the principal amount thereof.  The purchase of third party mortgage debt is generally structured as a repurchase agreement pursuant to which we purchase the mortgage and our counterparty is obligated to repurchase such mortgage within a specified period. The loans we originate generally have relatively high yields and are short-term or bridge loans with a duration ranging from six months to one year.  Historically we have loaned money at a floating rate of interest based on a spread over the prime rate.  More recently, the majority of the loans we have originated have been fixed rate loans.  We receive an origination fee for the loans we originate. We conduct our operations to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.

From time-to-time we originate junior commercial and multi-family mortgage loans, participate as an equity investor in, and mortgage lender to, joint ventures which acquire income producing real estate property, and purchase securities of other REITs.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2011 and for the three and six months ended March 31, 2011 and March 31, 2010 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended March 31, 2011 and March 31, 2010 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current presentation of the consolidated financial statements.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries, and its majority-owned or controlled real estate entities and its interests in variable interest entities in which it is the primary beneficiary.  Material intercompany items and transactions have been eliminated. BRT Realty Trust and its subsidiaries are hereinafter referred to as “BRT” or the “Trust.”

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

RBH-TRB Newark Holdings LLC (“Newark Joint Venture”) was determined to be a Variable Interest Entity (“VIE”) because the Trust has voting rights that are not proportionate to its economic interests.  The Trust was determined to be the primary beneficiary as it has the power to direct the activities that

Note 2 - Basis of Preparation (Continued)

most significantly impact the economic performance and the obligation to absorb losses that could potentially be significant to this VIE.  For these reasons, the Trust has consolidated the operations of this VIE in the Trust’s consolidated financial statements.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT’s Annual Report on Form 10-K for the year ended September 30, 2010.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Actual results could differ from those estimates.

Note 3 - Equity

Common Share Dividend Distribution

During the quarter ended March 31, 2011, the Trust did not declare a dividend to its shareholders.

Restricted Shares

An aggregate of 850,000 shares have been authorized for issuance under the Trust’s equity incentive plans, of which 231,885 shares remain available for future grants at March 31, 2011. The shares issued vest five years from the date of issuance and under specified circumstances, including a change in control, may vest earlier.  Since inception of the plans, 126,410 shares have vested. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheet until they vest, but is included in the earnings per share computation.  The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the three months ended March 31, 2011 and 2010, the Trust recorded $218,000 and $213,000 of compensation expense respectively, and for the six months ended March 31, 2011 and 2010, recorded $426,000 and $431,000 of compensation expense, respectively, as a result of the amortization of restricted shares.  At March 31, 2011, $2,222,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3.35 years.

Per Share Data

Basic earnings (loss) per share attributable to holders of shares of beneficial interest was determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during each period.

Diluted earnings (loss) per share attributable to holders of shares of beneficial interest reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that shared in the earnings of the Trust.

Basic and diluted shares outstanding for the three months ended March 31, 2011 and 2010 were 14,047,924 and 14,090,229, respectively, and for the six months ended March 31, 2011 and 2010 were 14,012,404 and 13,647,654, respectively.

The impact of dilutive securities is not included in the computation of loss per share for the three and six months ended March 31, 2010, as the inclusion of such common share equivalents would be anti-dilutive.

Note 4 - Real Estate Loans and Purchase Money Mortgages

At March 31, 2011, information relating to real estate loans and purchase money mortgages, all of which are first mortgage loans, is summarized as follows (dollars in thousands):

	Earning Interest	Non-Earning Interest	Total Real Estate Loans

Multi-family residential	$22,027	$—	$22,027
Condominium units (existing multi-family)	11,370	8,488	19,858
Office	34,590	—	34,590
Retail	4,149	—	4,149
Hotel	12,220	—	12,220
	84,356	8,488	92,844
Deferred fee income	(1,247)	(42)	(1,289)
Real estate loans, net	83,109	8,446	91,555

Purchase money mortgage loans:

Multi-family residential	5,340	—	5,340
Real estate loans and purchase money mortgage loans, net	$88,449	$8,446	$96,895

During the quarter ended March 31, 2011, a non-performing loan with a book value of $25.9 million (before loan loss allowance of $2,985,000), secured by a vacant loft building (with retail) and located in New York City, was sold to an unaffiliated third party for $25.5 million.  The Trust recorded a charge off on this loan of $429,000.

A second non-performing loan, with a book value of $580,000 (before loan loss allowance of $180,000) and secured by a vacant multi-family property located in New York City was satisfied in the current quarter.  The Trust received proceeds of $401,000 and charged off the remaining balance of $179,000.

At March 31, 2011, the Trust had one non-earning loan outstanding, which was originated in October 2008.  The loan has an aggregate outstanding principal balance of $8,488,000, and represents 8.6% of total real estate loans and 4.6% of total assets.  This collateral dependent loan, secured by condominium units, is recourse to the borrower.  The loan is not impaired and no allowance for loan loss has been established.  This loan represents a pari passu interest in a loan with a principal balance of $16,976,000. The borrower filed for protection under Chapter XI of the Federal Bankruptcy Code in December 2009 and has filed a plan of reorganization that the Trust is contesting.  The Trust is seeking to enforce judgments against the individual guarantors of this loan.

The Trust recognized cash basis interest of $153,000 and $146,000 on non-earning loans in the three months ended March 31, 2011 and March 31, 2010 and $303,000 and $277,000 in the six months ended March 31, 2011 and 2010, respectively.

Note 4 - Real Estate Loans and Purchase Money Mortgages (Continued)

At March 31, 2011, three separate, unaffiliated borrowers had loans outstanding in excess of 5% of total assets. Information regarding these loans is set forth in the table below (dollars in thousands):

	Gross Loan Balance	# of Loans	% of Gross Loans	% of Assets	State	Status

Office building	$22,572	1	22.9%	12.3%	NY	Performing
Hotel	$12,220	1	12.5%	6.6%	FL	Performing
Multi-family	$11,550	1	11.8%	6.3%	NY	Performing

The Trust’s portfolio consists of senior mortgage loans, secured by residential and commercial property, 67% of which are located in New York, 20% in Florida and 13% in 5 other states.

Note 5 - Allowance for Possible Loan Losses

An analysis of the loan loss allowance at March 31, 2011 and March 31, 2010, respectively, is as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Balance at beginning of period	$3,165	$4,820	$3,165	$1,618
Recovery of previously provided allowance	(2,566)	—	(2,566)	—
Provision for loan loss	—	—	—	3,165
Charge-offs	(608)	—	(608)	—
Recoveries	9	—	9	37
Balance at end of period	—	$4,820	—	$4,820

A loan evaluated for impairment is deemed to be impaired when based on current information and events, it is probable, in the judgment of management, that the Trust will not be able to collect all amounts due according to the contractual terms of the loan documents. When making this evaluation numerous factors are considered, including, market evaluations of the underlying collateral, estimated operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an estimated capitalization rate to the projected stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the evaluation, the value of the collateral securing the loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense. The fair values related to the collateral securing our impaired loans are based on discounted cash flow models, which are considered to be Level 3 within the fair value hierarchy.  When the Trust acquires title to the property, the loan loss allowance is adjusted by charging off all amounts related to the loan and recording the property at the adjusted carrying value of the loan.

In the quarter ended March 31, 2011, the Trust reversed $2,566,000 of previously provided loan loss allowance.  This allowance related primarily to a non-performing loan which was sold during the quarter.

Note 6 - Real Estate Properties

A summary of real estate properties owned is as follows (dollars in thousands):

	September 30, 2010 Balance	Costs Capitalized	Depreciation, Amortization and Paydowns		March 31, 2011 Balance

Shopping centers/Retail	$2,957	—	$(52)		$2,905
Multi-family and coop apartments	2,969	$10	(2,668	)(a)	311
Commercial (b)	41,945	1,681	(299)		43,327
Land	7,972	—	—		7,972
Total real estate properties	$55,843	$1,691	$(3,019)		$54,515

(a)	Includes $2,597,000 which represents the payoff of a mortgage loan which was classified as real estate for accounting purposes.

(b)

Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE which owns operating and development properties in Newark, New Jersey. These properties contain a mix of office and retail space, totaling approximately 594,000 square feet. These assets are subject to blanket mortgages aggregating $27,000,000, held by the Trust, which are eliminated in consolidation. Several of the assets are also encumbered by other mortgages having an aggregate principal balance of $10,468,000 at March 31, 2011.

The risks associated with our involvement in this VIE, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, have not changed in the three or six months ended March 31, 2011.

For the three months ended March 31, 2011 and March 31, 2010, this VIE recorded revenues of $608,000 and $509,000, respectively, and operating expenses of $704,000 and $649,000, respectively, excluding interest expense and depreciation. For the six months ended March 31, 2011 and 2010, this VIE recorded revenues of $1,147,000 and $1,026,000, respectively, and operating expenses of $1,407,000 and $1,274,000, respectively, excluding interest expense and depreciation. The Trust made a capital contribution to this venture of $350,000 during the six months ended March 31, 2011. Since March 31, 2011, the Trust made a capital contribution of $1,915,000 to this venture, representing its proportionate share of capital required to fund the operations of the venture for its next fiscal year.

Note 7 — Investment in Unconsolidated Ventures

The Trust is a partner in two unconsolidated ventures, each of which owns and operates one property.  The Trust’s share of the ventures’ earnings was $86,000 and $35,000 for the three months ended March 31, 2011 and 2010 and $135,000 and $110,000 for the six months ended March 31, 2011 and 2010, respectively.  The Trust’s investment in these unconsolidated ventures totaled $815,000 and $775,000 at March 31, 2011 and September 30, 2010, respectively.

Note 8 — Available-For-Sale Securities

At March 31, 2011, the Trust’s available-for-sale securities which consisted solely of equity securities. These securities had a market value of $4,677,000 and a cost basis of $3,488,000.  Unrealized gains totaled $1,225,000 and unrealized losses totaled $36,000.

Unrealized gains and losses are reflected as accumulated other comprehensive income-net unrealized gain on available-for-sale securities in the accompanying consolidated balance sheets.

The Trust’s available-for-sale equity securities were determined to be Level 1 financial assets within the valuation hierarchy established by current accounting guidance, and the valuation is based on current market quotes received from financial sources that trade such securities.  All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other-than-temporary impairment because the Company expects the value of these securities to recover and plans on holding them until at least such recovery.

During the three months ended March 31, 2011, the Trust sold available-for-sale equity securities for $2,231,000 with a basis of $2,130,000, determined using average cost.  Accordingly, the Trust recognized a gain of $101,000 from these sales.  In the six months ended March 31, 2011, the Trust sold equity securities for $2,871,000 with a basis of $2,349,000, determined using average cost.  Accordingly, the Trust recognized a gain of $522,000 from these sales.

During the three and six months ended March 31, 2011, the Trust sold available-for-sale debt securities for $3,417,000 which had a basis of $2,925,000 determined using specific cost.  Accordingly, the Trust recognized a gain of $492,000 from these sales.

During the three and six months ended March 31, 2010, the Trust sold available-for-sale equity securities for $2,425,000.  The basis of these securities was $975,000, determined using average cost.  Accordingly, the Trust recognized a gain of $1,450,000 from these sales. The Trust also sold an available-for-sale debt security for $1,000,000.  The basis of this security was $864,000 and was determined using specific identification.  Accordingly, the Trust recognized a gain of $136,000 on this sale.

Note 9 — Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2011	September 30, 2010

Junior subordinated notes	$37,400	$40,815
Mortgages payable	12,558	12,557
Total debt obligations	$49,958	$53,372

Note 9 — Debt Obligations (Continued)

Junior Subordinated Notes

On March 15, 2011, the Trust restructured its existing junior subordinated notes resulting in the repayment of $5,000,000 of the outstanding notes at par and the reduction of the interest rates on the remaining outstanding notes as set forth in the table below:

Interest period	Prior Interest Rate	New Interest Rate

March 15, 2011 through July 31, 2012	3.50%	3.00%
August 1, 2012 through April 29, 2016	8.37%	4.90%
April 30, 2016 through April 30, 2036	LIBOR + 2.95%	LIBOR + 2.00%

At March 31, 2011 the outstanding balance of the subordinated notes was $37,400,000.

The Trust accounted for the restructuring of this debt as an extinguishment of debt.  For the three and six months ended March 31, 2011, the Trust recognized a loss on the extinguishment of the debt of $2,138,000, which represented the unamortized principal of $1,308,000 and unamortized costs of $830,000.  The Trust also incurred third party costs of $512,000 which were deferred and will be amortized over the remaining life of the notes.

Interest expense for the three and six months ended March 31, 2011 was $483,000 and $1,004,000, respectively.  For the three and six months ended March 31, 2010, interest expense was $515,000 and $1,029,000 respectively.  Amortization of the deferred costs was $7,000 and $15,000 for the three and six months ended March 31, 2011, respectively.  For the three and six months ended March 31, 2010, amortization of these costs was $8,000 and $16,000, respectively.

Mortgages Payable

The Trust has five first mortgages and one second mortgage outstanding with an aggregate principal balance at March 31, 2011 of $12,558,000.  One of these mortgages, with an outstanding balance at March 31, 2011 of $2,090,000, is secured by a long term leasehold position on a shopping center owned by a consolidated joint venture.  The remaining five mortgages, with outstanding balances at March 31, 2011 of $10,468,000, are secured by individual parcels of two land assemblages in Newark, NJ owned by another consolidated joint venture. The Trust has guaranteed $493,000 of one of the mortgage obligations at March 31, 2011, based on the current outstanding balance.  The guarantee will increase to $2,154,000 if the full amount of the $8,600,000 loan is drawn and outstanding.

Interest expense relating to the mortgages payable for the three and six months ended March 31, 2011 was $287,000 and $577,000 respectively.  For the three and six months ended March 31, 2010, interest expense was $198,000 and $393,000, respectively.

During the three and six months ended March 31, 2011, the Trust capitalized interest expense of $234,000 and $397,000, respectively.  This interest is being capitalized in connection with the development of a portion of our Newark Joint Venture’s properties.

Note 10 — Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month’s was as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net income (loss)	$1,322	$(1,727)	$641	$(4,615)
Other comprehensive (loss) income Unrealized (loss) gain on available-for-sale securities	(354)	330	(405)	(1,269)
Less: net loss attributable to non-controlling interests	525	370	698	737
Comprehensive income (loss) attributable to common shareholders	$1,493	$(1,027)	$934	$(5,147)

Note 11 -Segment Reporting

Management has determined that it operates in two reportable segments: (i) a loan and investment segment which includes the origination and servicing of our loan portfolio and investments; and (ii) a real estate segment which includes the operation and disposition of our real estate assets.

Note 11 -Segment Reporting (Continued)

The following table summarizes our segment reporting for the three and six months ended March 31, 2011 (dollars in thousands):

	Three Months Ended March 31, 2011			Six Months Ended March 31, 2011
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total

Revenues	$4,738	$959	$5,697	$6,336	$1,813	$8,149

Interest on borrowed funds	331	211	542	690	509	1,199
Other expenses	1,435	1,452	2,887	2,742	2,903	5,645
Amortization and depreciation	—	184	184	—	372	372
Total expenses	1,766	1,847	3,613	3,432	3,784	7,216

Total revenues less total expenses	2,972	(888)	2,084	2,904	(1,971)	933

Equity in earnings of unconsolidated ventures	—	86	86	—	135	135
Gain on sale of available-for-sale securities	593	—	593	1,014	—	1,014
Loss on extinguishment of debt	(1,448)	(690)	(2,138)	(1,448)	(690)	(2,138)
Income (loss) from continuing operations	2,117	(1,492)	625	2,470	(2,526)	(56)

Discontinued operations:
Gain on sale of real estate assets	—	697	697	—	697	697

Net income (loss)	2,117	(795)	1,322	2,470	(1,829)	641
Less net loss attributable to non-controlling interests	—	525	525	—	698	698
Net income (loss) attributable to common shareholders	$2,117	$(270)	$1,847	$2,470	$(1,131)	$1,339

Segment assets	$124,690	$59,398	$184,088	$124,690	$59,398	$184,088

Note 11 -Segment Reporting (Continued)

The following table summarizes our segment reporting for the three and six months ended March 31, 2010 (dollars in thousands):

	Three Months Ended March 31, 2010			Six Months Ended March 31, 2010
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total

Revenues	$1,165	$862	$2,027	$2,169	$1,739	$3,908

Interest expense	345	337	682	685	753	1,438
Provision for loan loss	—	—	—	3,165	—	3,165
Other expenses	1,326	1,458	2,784	2,405	2,846	5,251
Amortization and depreciation	—	209	209	—	353	353
Total expenses	1,671	2,004	3,675	6,255	3,952	10,207

Total revenues less total expenses	(506)	(1,142)	(1,648)	(4,086)	(2,213)	(6,299)

Equity in earnings of unconsolidated ventures	—	35	35	28	82	110
Gain on sale of available-for-sale securities	—	—	—	1,586	—	1,586
Loss from continuing operations	(506)	(1,107)	(1,613)	(2,472)	(2,131)	(4,603)

Discontinued operations:
Loss from operations	—	(136)	(136)	—	(542)	(542)
Impairment charges	—	—	—	—	(745)	(745)
Gain on sale of real estate assets	—	22	22	—	1,275	1,275
Discontinued operations	—	(114)	(114)	—	(12)	(12)

Net loss	(506)	(1,221)	(1,727)	(2,472)	(2,143)	(4,615)
Less net loss attributable to non-controlling interests	—	370	370	—	737	737
Net loss attributable to common shareholders	$(506)	$(851)	$(1,357)	$(2,472)	$(1,406)	$(3,878)

Segment assets	$122,382	$63,395	$185,777	$122,382	$63,395	$185,777

Note 12 — Fair Value of Financial Instruments

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments that are not recorded at fair value on the consolidated balance sheets:

Note 12 — Fair Value of Financial Instruments (Continued)

Cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities:  The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair value due to the short term nature of these accounts.

Real estate loans:  The earning mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market rate of interest between 12% and 13%.  The earning mortgage loans of the Trust which have fixed rate provisions have an estimated fair value of $397,000 greater than their carrying value assuming market rates of interest between 8% and 11% which we believe reflect institutional lender yield requirements.  For mortgage loans which are impaired, the Trust has valued such loans based upon the estimated fair value of the underlying collateral.

At March 31, 2011, the estimated fair value of the Trust’s junior subordinated notes is equal to the carrying value based on the retirement of identical notes on March 15, 2011.

At March 31, 2011, the estimated fair value of the Trust’s mortgages payable is less than their carrying value by approximately $37,000 assuming market interest rates between 6% and 17%.  Market rates were determined using current financing transactions provided by third party institutions.

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

The Trust’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.  The Trust does not currently own any financial instruments, measured at fair value, that are classified as Level 2 or Level 3.

At March 31, 2011 information regarding the Trust’s financial assets measured at fair value are as follows (dollars in thousands):

	Carrying and	Maturity	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Date	Level 1	Level 2
Available-for-sale securities:

Corporate equity securities	$4,674	—	$4,674	—

Note 13 — New Accounting Pronouncements

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

Note 14 — Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2011 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions or variations thereof.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010.

Overview

We are a real estate investment trust, also known as a REIT. Our primary business is to originate and hold for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. We recently began originating loans to persons purchasing their own mortgage debt or purchasing third party mortgage debt, in each case at a discount to the principal amount thereof.  The purchase of third party mortgage debt is generally structured as a repurchase agreement pursuant to which we purchase the mortgage and our counterparty is obligated to repurchase such mortgage within a specified period.  Our primary source of revenue has generally been interest income, which is the interest our borrowers pay on our loans and, to a lesser extent, loan fee income generated on the origination and extension of loans, rental revenue from real properties and investment income.

Due to the credit crisis and the economic recession, our business focus, from late 2008 through a significant portion of 2010, shifted emphasis from the origination of loans to servicing our loan portfolio, workout activities, including pursuing foreclosure actions, acquiring the underlying properties in foreclosure proceedings, supervising the operations of real estate assets and selling real estate assets acquired in foreclosure proceedings. As we have resolved a substantial portion of the problems in our loan portfolio in the second half of fiscal 2010, we shifted our emphasis back to our primary lending business.

The following highlights our results of operations for the six months ended March 31, 2011 and our financial condition at March 31, 2011:

•                  we originated $88.9 million of mortgage loans in the first six months of fiscal 2011 compared to $10.5 million in the first six months of fiscal 2010;

•                  we have cash and cash equivalents and available-for-sale securities totaling $26.4 million;

•                  our performing loan portfolio increased 388% from $17.3 million at September 30, 2010 to $84.4 at March 31, 2011;

•                  total revenues for the current six months increased $4.2 million or 109% from the corresponding prior year period; and

•                  we restructured our junior subordinated notes by repaying at par $5.0 million of the principal amount outstanding and obtaining an interest rate reduction.  This will reduce our interest costs by approximately $181,000 for the remainder of the current fiscal year and by approximately $588,000 and $1,716,000 in fiscal 2012 and 2013, respectively.

We are pursuing lending opportunities and during the six months ended March 31, 2011 experienced an increase in short term bridge lending originations.  However, there is no assurance that the recent level of increased activity will continue.

Results of Operations — Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenues

The following table sets forth a comparison of our revenues for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollars in thousands):	2011	2010	Variance	%Change
Interest on real estate loans	$1,654	$714	$940	132%
Interest on purchase money mortgage loans	92	335	(243)	(72.3)%
Loan fee income	275	13	262	193%
Rental revenue from real estate properties	959	862	97	11.4%
Recovery of previously provided allowance	2,566	—	2,566	N/A
Other, primarily investment income	151	103	48	47.1%
Total revenues	$5,697	$2,027	$3,670	54.5%

Interest on real estate loans.  The increase is primarily due to a $34.9 million increase in the average balance of earning loans outstanding, attributable to additional loan originations which we believe is the result of improving economic conditions.  The weighted average interest rate on the performing portfolio increased from 12.56% to 12.77%.  Partially offsetting this increase was a decline in interest income of approximately $176,000 due to a decline in the amount of cash basis income received on non-performing and previously paid off loans.

Interest on purchase money mortgages.  The decrease is attributable to a reduction in the average balance of purchase money mortgages outstanding as two loans, with an aggregate principal balance of $11.6 million, that were paid off in the fourth quarter of fiscal 2010.

Loan fee income.  The increase is due to the amortization of loan fees received on loans originated in the last quarter of fiscal 2010 and the current six month period.

Rental revenue from real estate properties.  This increase is primarily due to increased pass through real estate tax billings to tenants at our Newark Joint Venture’s properties.

Recovery of previously provided allowances.  This increase is due to the reversal of the previously provided loan loss allowance allocated to a non-performing loan that was sold in the current quarter.

Other, primarily investment income.  The increase is attributable to additional dividend income relating to the acquisition of equity securities of publicly traded real estate investment trusts during the prior fiscal year.

Expenses

The following table sets forth a comparison of our expenses for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	Variance	% Change
Interest on borrowed funds	$542	$722	$(180)	(24.9)%
Advisor’s fees, related party	241	204	37	18.7%
Foreclosure related professional fees	167	148	19	12.9%
General and administrative	1,629	1,588	41	2.6%
Operating expenses relating to real estate properties	850	844	6.4%
Amortization and depreciation	184	169	15	9.1%
Total expenses	$3,613	$3,675	$(62)	(1.7)%

Interest on borrowed funds.  The decrease is primarily attributable to the capitalization of interest paid in the current period related to one of the Newark, NJ assemblage sites that is currently under development.  The Trust also saw a decline of $33,000 due to a restructuring of its junior subordinated notes in the March 31, 2011 quarter.

Advisor’s fees, related party.  The fee is calculated based on invested assets and increased because of the growth in our loan portfolio due to increased originations in the first six months of fiscal 2011.

General and administrative.  This increase is attributable to an increase of $117,000 in payroll and payroll related costs, reflecting higher salaries, commissions, pension and medical expense, partially offset by declines in travel related and public company expenses.

Gain on sale of available-for-sale securities

During the three months ended March 31, 2011, we sold available-for-sale debt and equity securities with a cost basis of $5,056,000 for $ 5,639,000, recognizing a gain of $593,000.  There were no security sales in the quarter ended March 31, 2010.

Loss on extinguishment of debt

In the quarter ended March 31, 2011, we restructured our outstanding junior subordinated notes. Pursuant to the restructuring, we repaid $5.0 million of the notes at par and reduced the interest rate on the remaining outstanding notes through the April 2036 maturity date.  For accounting purposes this restructuring was treated as an extinguishment of debt, and accordingly, we recognized a loss of $2,138,000 which represented the unaccreted principal balance of the notes and the related unamortized costs.

Discontinued operations

In the second quarter of fiscal 2011, we had income from discontinued operations of $697,000 which resulted from the sale of a cooperative apartment in New York and the payoff of a loan; the loan was classified as real estate for accounting purposes.  In the prior year’s second fiscal quarter, discontinued operations were primarily the result of the operation of a property in Fort Wayne Indiana.

Results of Operations — Six months ended March 31, 2011 compared to the six months ended March 31, 2010

Revenues

The following table sets forth a comparison of our revenues for the six months ended March 31, 2011 and 2010:

	Six Months Ended March 31,
(Dollars in thousands):	2011	2010	Variance	%Change
Interest on real estate loans	$2,716	$1,159	$1,557	134.3%
Interest on purchase money mortgage loans	186	685	(499)	(72.9)%
Loan fee income	518	115	403	349%
Rental revenue from real estate properties	1,813	1,739	74	4.3%
Recovery of previously provided allowance	2,566	—	2,566	N/A
Other, primarily investment income	350	210	140	66.6%
Total revenues	$8,149	$3,908	$4,241	109%

Interest on real estate loans.  The increase is primarily due to a $28.4 million increase in the average balance of earning loans outstanding, attributable to additional loan originations which we believe is the result of improving economic conditions.  Partially offsetting this increase was a decrease in interest income of approximately $60,000 due to the decrease from 13.82% to 12.35% in the weighted average interest rate earned on the performing loan portfolio and a decrease of interest income of $158,000 due to a decline in the amount of cash basis income received on non performing and previously paid off loans.

Interest on purchase money mortgages.  The decrease is attributable to a reduction in the average balance of purchase money mortgages outstanding as two loans, with an aggregate principal balance of $11.6 million, were paid off in the fourth quarter of fiscal 2010.

Loan fee income.  The increase is due to the amortization of loan fees received on loans originated in the last quarter of fiscal 2010 and the current six month period.

Rental revenue from real estate properties.  This increase is primarily due to increased pass through real estate tax billings to the tenants at some of our Newark Joint Venture’s properties.

Recovery of previously providing allowance.  This increase is due to the reversal of the previously provided loan loss allowance allocated to a non-performing loan that was sold in the quarter ended March 31, 2011.

Other, primarily investment income.  The increase is attributable to additional dividend income from the purchase of equity securities of publicly traded real estate investment trusts during the prior fiscal year.

Expenses

The following table sets forth a comparison of our expenses for the six months ended March 31, 2011 and 2010:

	Six Months Ended March 31,
(Dollars in thousands)	2011	2010	Variance	% Change
Interest on borrowed funds	$1,199	$1,438	$(239)	(16.7)%
Advisor’s fees, related party	462	397	65	16.5%
Provision for loan loss	—	3,165	(3,165)	N/A
Foreclosure related professional fees	357	169	188	111.2%
General and administrative	3,060	3,016	44	1.4%
Operating expenses relating to real estate properties	1,766	1,669	97	5.8%
Amortization and depreciation	372	353	19	5.5%
Total expenses	$7,216	$10,207	$(2,991)	(29.3)%

Interest on borrowed funds.  The decrease is attributable to the capitalization of $213,000 of interest in the current period related to one of the Newark, NJ assemblage sites that is currently under development.  The Trust also saw a decline of $33,000 due to the restructuring of its junior subordinated notes in the March 31, 2011 quarter.

Advisor’s fees, related party.  The fee is calculated based on invested assets and increased because of the increase in our loan portfolio due to increased originations in the first half of fiscal 2011.

Provision for loan losses.  In first quarter fiscal 2010, we recorded loan loss provisions of approximately $3.17 million against two loans with an aggregate outstanding balance of $26.7 million.  In the first six months of fiscal 2011 no loan loss provision was recorded.

Foreclosure related professional fees.  Fees increased due to extensive legal activity required in the first half of fiscal 2011 in connection with a bankruptcy proceeding involving a non-performing loan.

General and administrative.  This increase is attributable to an increase of $257,000 in payroll related costs reflecting higher salaries, commissions, pension and medical expenses, partially offset by declines in travel related and public company expenses.

Gain on sale of available-for-sale securities

In the first half of fiscal 2011, we sold available-for-sale securities and recognized a gain of $1,014,000.  These securities had a cost basis of $5,275,000.  In the first quarter of fiscal 2010, we sold available-for- sale securities and recognized a gain of approximately $1.59 million.  These securities had a cost basis of $1.84 million.

Loss on extinguishment of debt

In the quarter ended March 31, 2011, we restructured our outstanding junior subordinated notes. Pursuant to the restructuring, we repaid $5.0 million of the notes at par and reduced the interest rate on the remaining outstanding notes through the April 2036 maturity date.  For accounting purposes this restructuring was treated as an extinguishment of debt, and accordingly, we recognized a loss of

$2,138,000 which represented the unaccreted principal balance of the notes and the related unamortized costs.

Discontinued operations

In the six months ended March 31, 2011 we had income from discontinued operations of $697,000 due to the sale of a cooperative apartment unit in New York and the payoff of a loan, which was classified as real estate for accounting purposes.  In the prior year’s second fiscal quarter, discontinued operations represented the loss from operations of two multi-family garden apartment properties, and a hotel property, an impairment charge of $745,000 which related to a multi-family garden apartment property and gains from the sale of four properties.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including to fund loan originations, pay operating expenses, repay borrowings, and other general business needs. Apart from our cash on hand, our principal sources of liquidity have historically been a revolving credit facility and cash flow from operating activities. Our current sources of liquidity consist primarily of cash on hand and marketable securities. From October 1, 2010 through March 31, 2011, we originated $88.9 million in mortgage loans, had loan repayments and sales of $47.7 million, sold real estate and securities for $9.6 million and repaid $5.0 million of our junior subordinated notes.  As a result, at March 31, 2011, our total available liquidity was approximately $26.4 million, including approximately $21.7 million of cash and cash equivalents.

We believe we have sufficient capital to meet our operating expenses in fiscal 2011, including real estate operating expenses related to real estate acquired by us in foreclosure proceedings, and to fund capital contributions required by the Newark Joint Venture.  We also have funds available to engage in our primary lending business; however, because we have experienced an increase in demand for bridge loans, our ability to originate loans is limited by our available liquidity.

The Newark Joint Venture may borrow up to $8.6 million (of which $2.0 million had been borrowed at March 31, 2011) to fund specified development activities with respect to the Teachers Village project.  While it is currently seeking up to $125 million in financing from public and private sources to fund the further development and construction of this project, no assurance can be given that the Newark Joint Venture will obtain the necessary financing on acceptable terms or if that such financing is obtained, that such project will be profitable for us.

Cash Distribution Policy

The Board of Trustees reviews the dividend policy regularly.  The Trust will report a tax loss for the year ended December 31, 2010 and has net operating loss carry forwards from prior years to offset future income.  It is highly unlikely that we will pay, or be required to pay, any dividend in 2011 and for several years thereafter in order for the Trust to retain its REIT status.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is the interest rate sensitivity of our loan portfolio.  Our interest income and our interest expense is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate.  At March 31, 2011, approximately 22% of our loan portfolio was variable rate based primarily on the prime rate.  Accordingly, changes in the prime interest rate or LIBOR would have an effect on our net interest income.  When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables and believe that a one percent increase in interest rates would have a positive annual effect of approximately $115,000 on income before taxes and a one percent decline in interest rates would have no annual effect on income before taxes.  In addition, we originate loans with short maturities and maintain a strong capital position.  At March 31, 2011, our loan portfolio was primarily secured by properties located in the New York metropolitan area, and we are therefore subject to risks associated with the New York economy.

Item 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the six months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BRT REALTY TRUST

(Registrant)

May 9, 2011	/s/ Jeffrey A. Gould
Date	Jeffrey A. Gould, President and
Chief Executive Officer

May 9, 2011	/s/ George Zweier
Date	George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)