Form 10-Q
period 2011-06-30
BRT REALTY TRUST
filed 2011-08-08
CIK 14846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

$3 par value, outstanding on August 5, 2011

BRT REALTY TRUST AND SUBSIDIARIES

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2011 (Unaudited)	September 30, 2010
ASSETS
Real estate loans
Earning interest	$85,891	$17,263
Non-earning interest	8,488	35,143
	94,379	52,406
Deferred fee income	(1,095)	(245)
Allowance for possible losses	—	(3,165)
	93,284	48,996
Purchase money mortgage loans	1,295	5,340
Real estate properties net of accumulated depreciation of $2,335 and $1,806	55,889	55,843
Investment in unconsolidated ventures	1,127	775
Cash and cash equivalents	26,723	58,497
Available-for-sale securities at market	3,600	10,270
Other assets	6,342	6,545
Total Assets	$188,260	$186,266
LIABILITIES AND EQUITY
Liabilities:
Junior subordinated notes	$37,400	$40,815
Mortgages payable	13,616	12,557
Accounts payable and accrued liabilities	1,253	1,332
Deposits payable	2,277	1,723
Total Liabilities	54,546	56,427

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 15,001 and 15,148 issued	45,003	45,445
Additional paid-in capital	171,704	172,268
Accumulated other comprehensive income—net unrealized gain on available-for-sale securities	917	1,594
Accumulated deficit	(78,878)	(83,389)
Cost of 1,422 and 1,460 treasury shares of beneficial interest	(11,070)	(11,364)
Total BRT Realty Trust shareholders’ equity	127,676	124,554
Non-controlling interests	6,038	5,285
Total Equity	133,714	129,839
Total Liabilities and Equity	$188,260	$186,266

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Interest on real estate loans	$2,764	$592	$5,480	$1,751
Interest on purchase money mortgage loans	64	344	250	1,029
Loan fee income	690	48	1,208	163
Rental revenue from real estate properties	763	871	2,576	2,610
Recovery of previously provided allowance	1,002	365	3,568	365
Other, primarily investment income	61	125	411	335
Total revenues	5,344	2,345	13,493	6,253
Expenses:
Interest on borrowed funds	452	729	1,651	2,167
Advisor’s fees, related party	237	199	699	596
Provision for loan loss	—	—	—	3,165
Impairment charges	—	2,625	—	2,625
Foreclosure related professional fees	162	141	519	310
General and administrative—including $215 and $188 to related party for the three months ended and $636 and $622 for the nine months ended , respectively	1,585	1,565	4,645	4,581
Operating expenses relating to real estate properties	889	918	2,655	2,587
Amortization and depreciation	183	190	555	543
Total expenses	3,508	6,367	10,724	16,574
Total revenues less total expenses	1,836	(4,022)	2,769	(10,321)
Equity in earnings of unconsolidated ventures	60	33	195	143
Gain on sale of available-for-sale securities	176	—	1,190	1,586
Loss on extinguishment of debt	—	—	(2,138)	—
Income (loss) from continuing operations	2,072	(3,989)	2,016	(8,592)

Discontinued operations:
Loss from operations	—	(54)	—	(596)
Impairment charges	—	—	—	(745)
Gain on sale of real estate assets	645	643	1,342	1,918
Discontinued operations	645	589	1,342	577
Net income (loss)	2,717	(3,400)	3,358	(8,015)
Less net loss attributable to non-controlling interests	455	429	1,153	1,166
Net income (loss) attributable to common shareholders	$3,172	$(2,971)	$4,511	$(6,849)

Basic and diluted per share amounts attributable to common shareholders:
Income (loss) from continuing operations	$.18	$(.25)	$.22	$(.54)
Discontinued operations	.05	.04	.10	.04
Basic and diluted earnings (loss) per share	$.23	$(.21)	$.32	$(.50)

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Amounts attributable to BRT Realty Trust:
Income (loss) from continuing operations	$2,527	$(3,560)	$3,169	$(7,426)
Discontinued operations	645	589	1,342	577
Net income (loss)	$3,172	$(2,971)	$4,511	$(6,849)
Weighted average number of common shares outstanding:
Basic and diluted	14,070,774	14,106,816	14,031,861	13,800,708

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Shares	Non Controlling Interests	Total Equity
Balances, September 30, 2010	$45,445	$172,268	$1,594	$(83,389)	$(11,364)	$5,285	$129,839
Restricted stock vesting		(294)			294		—
Compensation expense — restricted stock	—	636	—	—	—	—	636
Issuance of warrants in connection with joint venture agreement	—	259	—	—	—	—	259
Contributions from non-controlling Interests	—	—	—	—	—	2,256	2,256
Distributions to non-controlling interests	—	—	—	—	—	(66)	(66)
Purchase of minority interest		(429)				(284)	(713)
Shares repurchased (147,387)	(442)	(736)	—	—	—	—	(1,178)
Net income	—	—	—	4,511	—	(1,153)	3,358
Other comprehensive loss - net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $376 included in net income)	—	—	(677)	—	—	—	(677)
Comprehensive income	—	—	—	—	—	—	2,681
Balances, June 30, 2011	$45,003	$171,704	$917	$(78,878)	$(11,070)	$6,038	$133,714

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,358	$(8,015)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan loss	—	3,165
Recovery of previously provided allowance	(3,568)	(365)
Impairment charges	—	3,370
Amortization and depreciation	697	688
Amortization of deferred fee income	(1,185)	(163)
Accretion of junior subordinated notes principal	277	433
Amortization of securities discount	(28)	(52)
Amortization of restricted stock	636	640
Gain on sale of real estate assets from discontinued operations	(1,342)	(1,918)
Gain on sale of available-for-sale securities	(1,190)	(1,586)
Loss on extinguishment of debt	2,138	—
Equity in earnings of unconsolidated joint ventures	(195)	(143)
Distribution of earnings of unconsolidated joint ventures	150	138
Increase in straight line rent	(56)	(279)
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in interest and dividends receivable	(468)	308
Decrease (increase) in prepaid expenses	94	(354)
Increase (decrease) in accounts payable and accrued liabilities	438	(1,188)
Increase in deferred costs	—	(47)
Increase in security deposits and other receivable	(77)	(181)
Other	122	(124)
Net cash used in operating activities	(199)	(5,673)

Cash flows from investing activities:
Collections from real estate loans	47,260	9,329
Additions to real estate loans	(112,442)	(14,747)
Proceeds from the sale of loans and loan participations	26,500	16,815
Loan loss recoveries	1,012	227
Net costs capitalized to real estate owned	(2,654)	(2,609)
Collection of loan fees	2,079	381
Proceeds from sale of real estate owned	4,021	15,857
Proceeds from sale of available for sale securities	7,266	4,425
Purchase of available for sale securities	(55)	(2,352)
Distributions of capital of unconsolidated joint ventures	—	1,701
Contributions to unconsolidated joint ventures	(10)	—
Purchase of interest from non controlling partner	(713)	—
Net cash (used in) provided by investing activities	(27,736)	29,027

Cash flows from financing activities:
Repayment of junior subordinated notes	(5,000)	—
Proceeds from mortgages payable	1,261	1,277
Mortgage principal payments	(202)	(68)
Increase in deferred borrowing costs	(910)

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2011	2010
Cash distribution — common shares	—	(1,334)
Expenses associated with stock issuance	—	(60)
Capital contributions from non-controlling interests	2,256	1,846
Capital distributions to non-controlling interests	(66)	(180)
Repurchase of shares of beneficial interest	(1,178)	(290)
Net cash (used in) provided by financing activities	(3,839)	1,191

Net (decrease) increase in cash and cash equivalents	(31,774)	24,545
Cash and cash equivalents at beginning of period	58,497	25,708
Cash and cash equivalents at end of period	$26,723	$50,253
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,625	$1,944
Non cash investing and financing activity:
Common stock dividend portion paid in the Trust’s common shares	$—	$11,916
Reclassification of real estate properties to real estate held for sale	$—	$8,552
Reclassification of deferred costs to real estate properties	$396	$—

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

Note 1 — Organization and Background

BRT Realty Trust is a business trust organized in Massachusetts.  Our primary business is to originate and hold for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. We also originate loans to persons purchasing their own or third party mortgage debt, at a discount to the principal amount thereof.  Generally, in such transactions, we purchase the mortgage and our counterparty is obligated to repurchase such mortgage within a specified period. The loans we originate generally have relatively high yields and are short-term or bridge loans with a duration ranging from six months to one year.  Historically, we loaned money at a floating rate of interest based on a spread over the prime rate.  Beginning in fiscal 2010, the majority of the loans we originated have been fixed rate loans.  We receive an origination fee for the loans we originate. We conduct our operations to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.

From time-to-time we originate junior commercial and multi-family mortgage loans, participate as an equity investor in, and mortgage lender to, joint ventures which acquire income producing real estate property, and purchase securities of other REITs.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2011 and for the three and nine months ended June 30, 2011 and June 30, 2010 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2011 and June 30, 2010 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain items on the consolidated financial statements for fiscal 2010 have been reclassified to conform with the current presentation.

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

RBH-TRB Newark Holdings LLC (the “Newark Joint Venture”) was determined to be a Variable Interest Entity (“VIE”) because the Trust has voting rights that are not proportionate to its economic interests.  The Trust was determined to be the primary beneficiary as it has the power to direct the

Note 2 - Basis of Preparation (Continued)

activities that most significantly impact the economic performance and the obligation to absorb losses that could potentially be significant to this VIE.  For these reasons, the Trust has consolidated the operations of this VIE with the Trust’s consolidated financial statements.

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

Note 3 — Shareholders’ Equity

Common Share Dividend Distribution

During the nine months ended June 30, 2011, the Trust did not declare or distribute a dividend.

Restricted Shares

An aggregate of 850,000 shares have been authorized for issuance under the Trust’s equity incentive plans, of which 231,885 shares remain available for future grants at June 30, 2011. The shares issued vest five years from the date of issuance and under specified circumstances, including a change in control, may vest earlier.  Since inception of the plans, 126,410 shares have vested and 491,705 shares have been granted and have not yet vested. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheet until they vest, but is included in the earnings per share computation.   The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the three months ended June 30, 2011 and 2010, the Trust recorded $210,000 and $209,000 of compensation expense respectively, and for the nine months ended June 30, 2011 and 2010, recorded $636,000 and $640,000 of compensation expense, respectively, as a result of the amortization of restricted shares.   At June 30, 2011, $2,012,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3.10 years.

Warrant

On June 2, 2011, in connection with entering into a joint venture with an affiliate of Torchlight Investors (“Torchlight”), the Trust issued a warrant to purchase 100,000 shares of beneficial interest of the Trust.  The warrant is exercisable, with specified exceptions, from the later to occur of June 1, 2012 and the funding by Torchlight of at least $40 million of capital contributions to the joint venture.  The warrant expires, subject to earlier termination upon the occurrence of specified events, on June 1, 2018.  The exercise price of the warrant is $9.00 per share and includes anti-dilution adjustments in the event of stock splits, stock dividends and issuances of securities.  The warrant’s fair value of $259,000 as of the issue date was determined by a third party appraiser using a Monte Carlo simulation model and is being recorded as a component of the Trust’s investment in the joint venture.

Note 3 — Shareholders’ Equity (Continued)

Per Share Data

Basic earnings (loss) per share attributable to holders of shares of beneficial interest was determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during each period.

Diluted earnings (loss) per share attributable to holders of shares of beneficial interest reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that shared in the earnings (losses) of the Trust.

Basic and diluted shares outstanding for the three months ended June 30, 2011 and 2010 were 14,070,774 and 14,106,816, respectively, and for the nine months ended June 30, 2011 and 2010 were 14,031,861 and 13,800,708, respectively.

Note 4 - Real Estate Loans and Purchase Money Mortgages

At June 30, 2011, information relating to real estate loans and purchase money mortgages, is summarized as follows (dollars in thousands):

	Earning Interest	Non-Earning Interest	Total Real Estate Loans
Multi-family residential	$22,218	$—	$22,218
Condominium units (existing multi-family)	6,244	8,488	14,732
Office	24,975	—	24,975
Retail	8,066	—	8,066
Hotel and Cooperative Apartment	12,469	—	12,469
Industrial	11,919	—	11,919
	85,891	8,488	94,379
Deferred fee income	(1,053)	(42)	(1,095)
Real estate loans, net	84,838	8,446	93,284

Purchase money mortgage loans:

Multi-family residential	1,295	—	1,295
Real estate loans and purchase money mortgage loans, net	$86,133	$8,446	$94,579

At June 30, 2011, the Trust had one non-earning loan outstanding, which was originated in October 2008.  The loan has an aggregate outstanding principal balance of $8,488,000, and represents 9.0% of total real estate loans and 4.5% of total assets.  This collateral dependent loan, secured by condominium units, is recourse to the borrower.  The loan is not impaired and no allowance for loan loss has been established.  This loan represents a pari passu interest in a loan with a principal balance of $16,976,000.  The borrower filed for protection under Chapter XI of the Federal Bankruptcy Code in December 2009.  In July 2011, the borrower, the Trust, and the Trust’s participant filed a joint plan of reorganization which was subsequently approved by the Federal Bankruptcy Court, pursuant to which the collateral will be conveyed to the Trust and its participant for an aggregate payment of $1.5 million.

Note 4 - Real Estate Loans and Purchase Money Mortgages (Continued)

The Trust recognized cash basis interest of $149,000 and $145,000 on non-earning loans in the three months ended June 30, 2011 and 2010 and $452,000 and $422,000 in the nine months ended June 30, 2011 and 2010, respectively.

At June 30, 2011, three separate, unaffiliated borrowers had loans outstanding in excess of 5% of total assets. Information regarding these loans is set forth in the table below (dollars in thousands):

	Gross Loan Balance	# of Loans	% of Gross Loans	% of Assets	State	Status
Office building	$22,800	1	23.8%	12.1%	NY	Performing
Hotel and Co-op Apartment	$12,469	1	13.0%	6.6%	FL/NY	Performing
Industrial	$11,919	1	12.5%	6.3%	MD	Performing

The Trust’s portfolio consists primarily of senior mortgage loans, secured by residential and commercial property, 61% of which are located in New York, 16% in Florida, 13% in Maryland and 10% in 3 other states.

Note 5 - Allowance for Possible Loan Losses

An analysis of the loan loss allowance at June 30, 2011 and June 30, 2010, respectively, is as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$—	$4,820	$3,165	$1,618
Recovery of previously provided allowance	(1,002)	(365)	(3,568)	(365)
Provision for loan loss	—	—	—	3,165
Charge-offs	—	(1,480)	(608)	(1,480)
Recoveries	1,002	190	1,011	227
Balance at end of period	$—	$3,165	$—	$3,165

A loan is deemed to be impaired when based on current information and events, it is probable, in the judgment of management, that the Trust will not be able to collect all amounts due according to the contractual terms of the loan documents. When making this evaluation numerous factors are considered, including, market evaluations of the underlying collateral, estimated operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an estimated capitalization rate to the projected stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the evaluation, the value of the collateral securing the loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense. The fair values related to the collateral securing our impaired loans are based on discounted cash flow models, which are considered to be Level 3 within the fair value hierarchy.  When the Trust acquires title to the property, the loan loss allowance is adjusted by charging off all amounts related to the loan and recording the property at the adjusted carrying value of the loan.

In the three and nine months ended June 30, 2011, the Trust recognized a recovery and the reversal of a previously provided loan loss allowance of $1,000,000 on a loan that was charged off in a

Note 5 - Allowance for Possible Loan Losses (Continued)

prior year.  In the nine months ended June 30, 2011, the Trust also reversed $2,566,000 of previously provided loan loss allowance.  This allowance related primarily to a non-performing loan which was sold in the current nine month period.

Note 6 - Real Estate Properties

A summary of real estate properties owned is as follows (dollars in thousands):

	September 30, 2010 Balance	Costs Capitalized	Depreciation, Amortization and Paydowns		June 30, 2011 Balance
Shopping centers/Retail	$2,957	—	$(78)		$2,879
Multi-family and coop apartments	2,969	$10	(2,679	)(a)	300
Commercial (b)	41,945	3,244	(451)		44,738
Land	7,972	—	—		7,972
Total real estate properties	$55,843	$3,254	$(3,208)		$55,889

(a)        Includes $2,597,000 which represents the payoff of a mortgage loan which was classified as real estate for accounting purposes.

(b)        Represents the real estate assets of the Newark Joint Venture, a consolidated VIE which owns operating and development properties in Newark, New Jersey.  These properties contain a mix of office and retail space, totaling approximately 594,000 square feet.  These assets are subject to blanket mortgages aggregating $27,000,000, held by the Trust, which are eliminated in consolidation.  Several of the assets are also encumbered by unaffiliated third party mortgages having an aggregate principal balance of $11,550,000 at June 30, 2011.

The risks associated with our involvement in the Newark Joint Venture, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, have not changed in the three or nine months ended June 30, 2011.

For the three months ended June 30, 2011 and June 30, 2010, the Newark Joint Venture recorded revenues of $469,000 and $542,000, respectively, and operating expenses of $750,000 and $713,000, respectively, excluding interest expense and depreciation.  For the nine months ended June 30, 2011 and 2010, this venture recorded revenues of $1,617,000 and $1,568,000, respectively, and operating expenses of $2,157,000 and $1,987,000, respectively, excluding interest expense and depreciation.  The Trust made capital contributions to this venture of $2,265,000 during the nine months ended June 30, 2011 representing its proportionate share of capital required to fund the operations of the venture through May 31, 2012.

Note 7 — Investment in Unconsolidated Ventures

On June 2, 2011, a wholly owned subsidiary of the Trust ( the “BRT member”) entered into a joint venture with Torchlight.  The joint venture has the right, but not the obligation, to acquire all whole loans originated by the Trust.  The BRT member is the managing member of the joint venture.  The joint venture may be capitalized with up to $100 million of which 20% will be funded by the BRT member and 80% will be funded by Torchlight as and when loans are acquired.

Note 7 — Investment in Unconsolidated Ventures (Continued)

The Trust will service the loans acquired by the joint venture and is to receive, on a quarterly basis, in arrears, a servicing fee of 0.5% (annualized) and 1% (annualized) of the weighted average outstanding principal amount of performing loans and non-performing loans, respectively.  The BRT member will pay the joint venture the prepaid interest (whether denominated as “points” or otherwise) on these loans and the BRT member and REIT Management Corp. (the Trust’s advisor), will each retain an origination fee of 0.25% of the principal amount of such loans.  REIT Management is wholly owned by the Chairman of the Board of Trustees of the Trust.

Generally, the joint venture will distribute net cash available for distribution in the following order of priority until the applicable performance threshold is achieved. The threshold is achieved when Torchlight has obtained an annual return, non-compounded, equal to the performance threshold percentage on the average weighted amount of its outstanding capital contribution as shown in the chart below:

	Performance Threshold	Torchlight	BRT Member	REIT Management
First Tier	8%	80%	20%	—
Second Tier	11	70	29	1%
Third Tier	13	60	38	2
Fourth Tier	more than 13	50	47	3

The BRT member is required to deposit from the promote income (i.e., the amount payable collectively to the BRT member and REIT Management in excess of 20% in each of the second through fourth tiers)  loan workout reserves equal to the greater of $250,000 and one percent of the maximum outstanding balances of the loans owned by the joint venture.  In addition, the BRT member must also deposit from its promote income an amount equal to the outstanding balance of all non- performing loans owned by the joint venture.  Annually and upon liquidation the BRT member is required to recalculate the distributions and return any promote income in excess of the promote income to which the BRT member and REIT Management are entitled (calculated on a cumulative basis from the inception of the joint venture).

The Trust is also a partner in two other unconsolidated ventures, each of which owns and operates one property.   The Trust’s share of the ventures’ earnings was $60,000 and $33,000 for the three months ended June 30, 2011 and 2010 and $195,000 and $143,000 for the nine months ended June 30, 2011 and 2010, respectively.  The Trust’s investment in these unconsolidated ventures totaled $830,000 and $775,000 at June 30, 2011 and September 30, 2010, respectively.

Note 8 — Available-For-Sale Securities

At June 30, 2011, the Trust’s available-for-sale securities consisted solely of equity securities with a fair value of $3,600,000 and a cost basis of $2,684,000.  Unrealized gains totaled $960,000 and unrealized losses totaled $44,000.

Unrealized gains and losses are reflected as accumulated other comprehensive income-net unrealized gain on available-for-sale securities in the accompanying consolidated balance sheets.

Note 8 — Available-For-Sale Securities (Continued)

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

During the three months ended June 30, 2011, the Trust sold available-for-sale equity securities for $978,000 with a basis of $802,000, determined using average cost.  Accordingly, the Trust recognized a gain of $176,000 from these sales.  In the nine months ended June 30, 2011, the Trust sold available-for-sale equity securities for $3,849,000 with a basis of $3,151,000, determined using average cost.  Accordingly, the Trust recognized a gain of $698,000 from these sales.

During the nine months ended June 30, 2011, the Trust sold available-for-sale debt securities for $3,417,000 which had a basis of $2,925,000 determined using specific cost.  Accordingly, the Trust recognized a gain of $492,000 from these sales.

During the three and nine months ended June 30, 2010, the Trust sold available-for-sale equity securities for $2,425,000.  The basis of these securities was $975,000, determined using average cost.  Accordingly, the Trust recognized a gain of $1,450,000 from these sales. The Trust also sold an available-for-sale debt security for $1,000,000.  The basis of this security was $864,000 and was determined using specific identification.  Accordingly, the Trust recognized a gain of $136,000 on this sale.

Note 9 — Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2011	September 30, 2010
Line of credit	—	—
Junior subordinated notes	$37,400	$40,815
Mortgages payable	13,616	12,557
Total debt obligations	$51,016	$53,372

Line of credit

On June 22, 2011, the Trust, through a wholly owned subsidiary, entered into a senior secured revolving credit facility with Capital One, National Association.  The maximum amount that may be borrowed under the facility is the lesser of $25 million and the borrowing base.  The borrowing base is generally equal to 40% to 65% (depending on, among other things, the type of property secured by the eligible mortgage receivables pledged to the lender and the operating income of the related property) of such receivables.  Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures June 21, 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at the Trust’s option into an 18 month term loan.  The Trust has guaranteed the payment and performance of its subsidiary’s obligations under the facility.

The loan documents, among other things, require (A) the Trust (i)  to maintain on a quarterly basis and on a consolidated basis, net worth of not less than $100 million and liquidity of not less than $7.5 million, and (ii) prohibits the Trust from incurring debt, with specified exceptions, in excess of five percent of its net worth and (B) the subsidiary (i) to maintain  a debt service coverage ratio and a

Note 9 — Debt Obligations (Continued)

collateral coverage ratio of not less than 1.5 to 1.0, and (iii) prohibits the subsidiary, with specified exceptions, from incurring debt.

We have paid, and in each of June 2012 and 2013 will pay, an $82,500 fee in connection with this facility.

At June 30, 2011 there was no outstanding balance on the facility as the Trust had not pledged any receivables with respect to the borrowing base.

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

The Trust accounted for the restructuring of this debt as an extinguishment of debt.  For the nine months ended June 30, 2011, the Trust recognized a loss on the extinguishment of the debt of $2,138,000, which represented the unamortized principal of $1,308,000 and unamortized costs of $830,000.  The Trust also incurred third party costs of $512,000 which were deferred and will be amortized over the remaining life of the notes.

Interest expense relating to the junior subordinated notes for the three and nine months ended June 30, 2011 was $280,000 and $1,284,000, respectively.  For the three and nine months ended June 30, 2010, interest expense was $518,000 and $1,547,000 respectively.  Amortization of the deferred costs was $6,000 and $21,000 for the three and nine months ended June 30, 2011, respectively.  For the three and nine months ended June 30, 2010, amortization of these costs was $8,000 and $25,000, respectively.

Mortgages Payable

The Trust has five first mortgages and one second mortgage outstanding with an aggregate principal balance at June 30, 2011 of $13,616,000.  One of these mortgages, with an outstanding balance at June 30, 2011 of $2,066,000, is secured by a long term leasehold position on a shopping center owned by a consolidated joint venture.  The remaining five mortgages, with outstanding balances at June 30, 2011 of $11,550,000, are secured by individual parcels of two land assemblages in Newark, NJ owned by another consolidated joint venture. The Trust has guaranteed $775,000 of one of the mortgage obligations at June 30, 2011, based on the current outstanding balance.  The guarantee will increase to $2,154,000 if the full amount of the $8,600,000 loan is drawn and outstanding.

Interest expense relating to the mortgages payable including amortized mortgage costs for the three and nine months ended June 30, 2011 was $331,000 and $908,000 respectively.  For the three and nine months ended June 30, 2010, interest expense was $202,000 and $595,000, respectively.

Note 9 — Debt Obligations (Continued)

During the three and nine months ended June 30, 2011, the Trust capitalized interest expense of $165,000 and $562,000, respectively.  This interest is being capitalized in connection with the development of a portion of our Newark Joint Venture’s properties.

Note 10 — Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine month’s was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$2,717	$(3,400)	$3,358	$(8,015)
Other comprehensive loss-unrealized loss on available-for-sale securities	(272)	(274)	(677)	(1,543)
Less: net loss attributable to non-controlling interests	455	429	1,153	1,166
Comprehensive income (loss) attributable to common shareholders	$2,900	$(3,245)	$3,834	$(8,392)

Note 11 -Segment Reporting

Management has determined that it operates in two reportable segments: (i) a loan and investment segment which includes the origination and servicing of our loan portfolio and investments; and (ii) a real estate segment which includes the operation and disposition of our real estate assets.

The following table summarizes our segment reporting for the three and nine months ended June 30, 2011 (dollars in thousands):

	Three Months Ended June 30, 2011			Nine Months Ended June 30, 2011
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total
Revenues	$4,581	$763	$5,344	$10,917	$2,576	$13,493

Interest on borrowed funds	195	257	452	885	766	1,651
Other expenses	1,393	1,480	2,873	4,135	4,383	8,518
Amortization and depreciation	—	183	183	—	555	555
Total expenses	1,588	1,920	3,508	5,020	5,704	10,724

Total revenues less total expenses	2,993	(1,157)	1,836	5,897	(3,128)	2,769
Equity in earnings of unconsolidated ventures	—	60	60	—	195	195
Gain on sale of available-for-sale securities	176	—	176	1,190	—	1,190
Loss on extinguishment of debt	—	—	—	(1,447)	(691)	(2,138)
Income (loss) from continuing operations	3,169	(1,097)	2,072	5,640	(3,624)	2,016
Discontinued operations:
Gain on sale of real estate assets	—	645	645	—	1,342	1,342
Net income (loss)	3,169	(452)	2,717	5,640	(2,282)	3,358
Less net loss attributable to non-controlling interests	—	455	455	—	1,153	1,153
Net income (loss) attributable to common shareholders	$3,169	$3	$3,172	$5,640	$(1,129)	$4,511
Segment assets	$127,457	$60,803	$188,260	$127,457	$60,803	$188,260

Note 11 -Segment Reporting (Continued)

The following table summarizes our segment reporting for the three and nine months ended June 30, 2010 (dollars in thousands):

	Three Months Ended June 30, 2010			Nine Months Ended June 30, 2010
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total
Revenues	$1,474	$871	$2,345	$2,169	$2,610	$6,253
Interest expense	358	371	729	1,043	1,124	2,167
Provision for loan loss	—	—	—	3,165	—	3,165
Impairment charges	—	2,625	2,625	—	2,625	2,625
Other expenses	1,341	1,482	2,823	3,746	4,328	8,074
Amortization and depreciation	—	190	190	—	543	543
Total expenses	1,699	4,668	6,367	7,954	8,620	16,574

Total revenues less total expenses	(225)	(3,797)	(4,022)	(4,311)	(6,010)	(10,321)
Equity in earnings of unconsolidated ventures	—	33	33	28	115	143
Gain on sale of available-for-sale securities	—	—	—	1,586	—	1,586
Loss from continuing operations	(225)	(3,764)	(3,989)	(2,697)	(5,895)	(8,592)
Discontinued operations:
Loss from operations	—	(54)	(54)	—	(596)	(596)
Impairment charges	—	—	—	—	(745)	(745)
Gain on sale of real estate assets	—	643	643	—	1,918	1,918
Discontinued operations	—	589	589	—	577	577
Net loss	(225)	(3,175)	(3,400)	(2,697)	(5,318)	(8,015)
Less net loss attributable to non-controlling interests	—	429	429	—	1,166	1,166
Net loss attributable to common shareholders	$(225)	$(2,746)	$(2,971)	$(2,697)	$(4,152)	$(6,849)
Segment assets	$125,689	$59,063	$184,752	$125,689	$59,063	$184,752

Note 12 — Fair Value of Financial Instruments

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments that are not recorded at fair value on the consolidated balance sheets:

Cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities:  The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value due to the short term nature of these accounts.

Real estate loans:  The earning mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market rate of interest between 12% and 13%.  The earning mortgage loans of the Trust which have fixed rate provisions have an estimated fair value of $232,000 greater than their carrying value assuming market rates of interest between 8% and 11% which we believe reflect institutional lender yield requirements.  For the mortgage loan which is impaired, the Trust has valued such loan based upon the estimated fair value of the underlying collateral.

At June 30, 2011, the estimated fair value of the Trust’s junior subordinated notes is equal to the carrying value based on the retirement of identical notes on March 15, 2011.

At June 30, 2011, the estimated fair value of the Trust’s mortgages payable is greater than their carrying value by approximately $235,000 assuming market interest rates between 5.5% and 17%.  Market rates were determined using current financing transactions provided by third party institutions.

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

At June 30, 2011 information regarding the Trust’s financial assets measured at fair value are as follows (dollars in thousands):

	Carrying and	Maturity	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Date	Level 1	Level 2
Available-for-sale securities:

Corporate equity securities	$3,600	—	$3,600	—

Note 13 — New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend various components of the guidance regarding sale accounting related to financial assets, including the recognition of assets obtained and liabilities  assumed as  a result of a transfer,  and  considerations of  effective control  by a  transferor over transferred assets.  In addition, this guidance removes the exemption for qualifying special purpose entities from the previous guidance.  This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited.  The Trust adopted this guidance on October 1, 2010 and the adoption did not have a material impact on the consolidated financial statements.

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

In April 2011, the FASB issued Accounting Standard Unit (ASU) No. 2011-02 which is included in Accounting Standards Codification (ASC) 320, Receivables.  This update requires a creditor to evaluate whether a restructuring constitutes a troubled debt restructuring by concluding that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties.  This guidance will be effective for the Trust interim reporting beginning July 1, 2011.  This guidance did not have a material impact on its financial condition, results of operations or disclosures.

In May 2011, the FASB issued ASU No. 2011-04, which is included in ASC 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance will be effective for the Trust’s interim and annual reporting periods beginning October 1, 2012, and applied prospectively. The Trust does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, which is included in ASC 220, Presentation of Comprehensive Income. This update improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance requires all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance will be effective for the Trust’s interim and annual reporting periods beginning January 1, 2012, and applied retrospectively. The Trust does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

Note 14 — Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2011 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview

We are a real estate investment trust, also known as a REIT. Our primary business is to originate and hold for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. We also originate loans to persons purchasing their own or third party mortgage debt, at a discount to the principal amount thereof.  Generally, in such transactions, we purchase the mortgage and our counterparty is obligated to repurchase such mortgage within a specified period.  Our primary source of revenue has generally been interest income, which is the interest our borrowers pay on our loans and, to a lesser extent, loan fee income generated on the origination and extension of loans, rental revenue from real properties and investment income.

Due to the credit crisis and the economic recession, our business focus, from late 2008 through a significant portion of 2010, shifted emphasis from the origination of loans to servicing our loan portfolio and workout activities, including pursuing foreclosure actions, acquiring the underlying properties in foreclosure proceedings, supervising the operations of real estate assets and selling real estate assets acquired in foreclosure proceedings.  In the second half of fiscal 2010, we shifted our emphasis back to our primary lending business.

The following highlights our results of operations for the nine months ended June 30, 2011 and our financial condition at June 30, 2011:

•                               we originated $112.4 million of mortgage loans in the first nine months of fiscal 2011 ($28.3 million, $60.5 million and $23.6 million in the first, second and third fiscal quarters, respectively) compared to $14.7 million in the first nine months of fiscal 2010;

•                               we have cash and cash equivalents and available-for-sale securities of approximately $30.3 million;

•                               our performing loan portfolio increased 396% from $17.3 million at September 30, 2010 to $85.9 at June 30, 2011;

•                               total revenues for the current nine months increased $7.2 million or 116% from the corresponding prior year period;

•                               we entered into a $25 million credit facility with Capital One to provide additional liquidity and lending capacity;

•                               we entered into a joint venture agreement with an affiliate of Torchlight Investors that will allow us to increase our lending capacity; and

•                               we restructured our junior subordinated notes in March 2011 by repaying at par $5.0 million of the principal amount outstanding and obtaining an interest rate reduction.  This will reduce our interest costs by approximately $588,000 and $1.72 million in fiscal 2012 and 2013, respectively.

Results of Operations — Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Revenues

The following table compares our revenues for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(Dollars in thousands):	2011	2010	Variance	%Change
Interest on real estate loans	$2,764	$592	$2,172	367%
Interest on purchase money mortgage loans	64	344	(280)	(81.4)%
Loan fee income	690	48	642	1338%
Rental revenue from real estate properties	763	871	(108)	(12.4)%
Recovery of previously provided allowance	1,002	365	637	175%
Other, primarily investment income	61	125	(64)	(51.2)%
Total revenues	$5,344	$2,345	$2,999	128%

Interest on real estate loans.  The increase is primarily due to a $70.6 million increase in the average balance of earning loans outstanding, attributable to additional loan originations which we believe is the result of improved economic conditions.  This increase accounted for an additional $2,150,000 of interest income.  The weighted average interest rate on the performing loan portfolio increased from 11.62% to 12.05% and accounted for a nominal increase in interest income.

Interest on purchase money mortgages.  The decrease is attributable to a reduction in the average balance of purchase money mortgages outstanding as three loans, with an aggregate principal balance of $15.6 million, were paid off since the beginning of the fourth quarter of fiscal 2010.

Loan fee income.  The increase is due to the amortization of loan fees of $448,000 received on loans originated during the last twelve months and accelerated amortization of $194,000 related to repayment of loans prior to stated maturity.

Rental revenue from real estate properties.  The decrease is due to a loss of approximately $30,000  of revenue from two tenants who vacated their space at the Newark Joint Venture’s properties, an increase of approximately $35,000 relating to tenant delinquencies and the capitalization in the current period of approximately $30,000 of rental revenue from parking lots now under development.

Recovery of previously provided allowances.  Reflects the reversal of a previously provided loan loss allowance; the reversal is attributable to a recovery on loans charged off in a prior year.

Other, primarily investment income.  The decrease is attributable to reduced interest and dividend income resulting from the sale of debt and equity securities of publicly traded real estate investment trusts during the current fiscal year.

Expenses

The following table compares our expenses for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(Dollars in thousands)	2011	2010	Variance	% Change
Interest on borrowed funds	$452	$729	$(277)	38.0%
Advisor’s fees, related party	237	199	38	19.1%
Impairment charges	—	2,625	(2,625)	N/A
Foreclosure related professional fees	162	141	21	14.9%
General and administrative	1,585	1,565	20	1.3%
Operating expenses relating to real estate properties	889	918	(29)	(3.2)%
Amortization and depreciation	183	190	(7)	(3.7)%
Total expenses	$3,508	$6,367	$(2,859)	(44.9)

Interest on borrowed funds.  Approximately $240,000 of the decrease is attributable to the restructuring of our junior subordinated notes in March 2011 and the $37,000 balance is due to the capitalization of interest with respect to a Newark, NJ assemblage site under development.

Advisor’s fees, related party.  The fee, which is calculated based on invested assets, increased primarily because of the growth in our loan portfolio due to increased originations in fiscal 2011.

Impairment charges.  In the prior period, the Trust recorded $2,625,000 of impairment charges.  There were no such charges in the current period.

General and administrative.  The increase is attributable to an increase of $68,000 in payroll and payroll related costs, reflecting higher salaries, commissions, pension and medical expense, partially offset by declines in professional fees and travel related expenses.

Gain on sale of available-for-sale securities

During the three months ended June 30, 2011, we sold available-for-sale debt and equity securities with a cost basis of $800,000 for $ 976,000, recognizing a gain of $176,000.  There were no sales of securities in the three months ended June 30, 2010.

Discontinued operations

In the current quarter, we had income from discontinued operations of $645,000 which resulted from the sale of a cooperative apartment in New York.  In the corresponding period in the prior year, discontinued operations were primarily the result of the operation and sale of a property in Fort Wayne, Indiana.

Results of Operations — Nine months ended June 30, 2011 compared to the nine months ended June 30, 2010

Revenues

The following table compares our revenues for the nine months ended June 30, 2011 and 2010:

	Nine Months Ended June 30,
(Dollars in thousands):	2011	2010	Variance	%Change
Interest on real estate loans	$5,480	$1,751	$3,729	213%
Interest on purchase money mortgage loans	250	1,029	(779)	(75.7)%
Loan fee income	1,208	163	1,045	641%
Rental revenue from real estate properties	2,576	2,610	(34)	(1.3)%
Recovery of previously provided allowance	3,568	365	3,203	878%
Other, primarily investment income	411	335	76	22.7%
Total revenues	$13,493	$6,253	$7,240	116%

Interest on real estate loans.  The increase is primarily due to a $41.9 million increase in the average balance of earning loans outstanding, attributable to additional loan originations which we believe is the result of improved economic conditions.  This accounted for an additional $3,874,000 of interest income.  The weighted average interest rate earned on the performing loan portfolio increased from 12.08% to 12.18% and accounted for a nominal increase in interest income.  The increase was partially offset by a $153,000 decrease in the amount of interest income received on non-performing and previously paid off loans.

Interest on purchase money mortgages.  The decrease is attributable to a reduction in the average balance of purchase money mortgages outstanding as three loans, with an aggregate principal balance of $15.6 million, were paid off since the fourth quarter of fiscal 2010.

Loan fee income.  The increase is due to the amortization of loan fees received on loans originated during the last twelve months.

Recovery of previously provided allowance.  The increase reflects the reversal of a previously provided loan loss allowance of $2.5 million allocated to a non-performing loan that was sold in the quarter ended March 31, 2011 and the recovery of $1 million on a loan charged off in a prior year.

Other, primarily investment income.  The increase is attributable to additional dividend income from equity securities of publicly traded real estate investment trusts purchased during fiscal 2010.

Expenses

The following table compares our expenses for the nine months ended June 30, 2011 and 2010:

	Nine Months Ended June 30,
(Dollars in thousands)	2011	2010	Variance	% Change
Interest on borrowed funds	$1,651	$2,167	$(516)	(23.8)%
Advisor’s fees, related party	699	596	103	17.3%
Provision for loan loss	—	3,165	(3,165)	N/M
Impairment charges	—	2,625	(2,625)	N/M
Foreclosure related professional fees	519	310	209	67.4%
General and administrative	4,645	4,581	64	1.4%
Operating expenses relating to real estate properties	2,655	2,587	68	2.6%
Amortization and depreciation	555	543	12	2.2%
Total expenses	$10,724	$16,574	$(5,850)	35.3%

Interest on borrowed funds.  Approximately $267,000 of the decrease is attributable to the restructuring of the junior subordinated notes in March, 2011 and the balance of $249,000 is due to the capitalization of interest with respect to a Newark, NJ assemblage site that is currently under development.

Advisor’s fees, related party.  The fee is calculated based on invested assets and increased because of the increase in our loan portfolio due to increased originations in the first nine months of fiscal 2011.

Provision for loan losses.  In the corresponding period in the prior year, the Trust recorded $3,165,000 of loan loss provisions.  There were no such provisions in the current period.

Impairment charges.  In the corresponding period in the prior year, the Trust recorded $2,625,000 of impairment charges.  There were no such charges in the current period.

Foreclosure related professional fees.  Fees increased primarily due to extensive legal activity required in connection with a bankruptcy and related proceedings involving a non-performing loan.

General and administrative.  This increase is attributable to an increase of $325,000 in payroll related costs reflecting higher salaries, commissions, pension and medical expenses, partially offset by an aggregate $156,000 decline in professional fees, travel related and public company expenses.

Gain on sale of available-for-sale securities

During the current period, we sold available-for-sale securities with a cost basis of $6,075,000 for $7,265,000, recognizing a gain of $1,190,000.  During the corresponding period in the prior year, we sold available-for-sale securities with a cost basis of $1,839,000 for a $3,425,000 recognizing a gain of $1,586,000.

Loss on extinguishment of debt

In March 2011, we restructured our outstanding junior subordinated notes. Pursuant to the restructuring, we repaid $5.0 million of the notes at par and reduced the interest rate on the remaining outstanding notes through the April 2036 maturity date.  For accounting purposes this restructuring was treated as an extinguishment of debt, and accordingly, we recognized a loss of $2,138,000 which represented the unaccreted principal balance of the notes and the related unamortized costs.

Discontinued operations

In the nine months ended June 30, 2011, we had income from discontinued operations of $1,342,000 due to the sale of two cooperative apartment units in New York and the payoff of a loan which was classified as real estate for accounting purposes.  In the corresponding period in the prior year, discontinued operations represented the loss from operations of $596,000 from two multi-family garden apartment properties and a hotel property, an impairment charge of $745,000 which related to a multi-family garden apartment property and gains of $1,918,000 from the sale of four properties.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including funding loan originations, paying operating expenses, repay borrowings, and other general business needs. Our current sources of liquidity consist primarily of cash on hand and marketable securities.  Additional potential sources of liquidity are our revolving credit facility and our joint venture with an affiliate of Torchlight Investors. From October 1, 2010 through June 30, 2011, we originated $112.4 million in mortgage loans, had loan repayments and sales of $73.7 million, sold real estate and securities for $11.3 million and repaid $5.0 million of our junior subordinated notes.   As a result, at June 30, 2011, our total available liquidity was approximately $30.3 million, including approximately $26.7 million of cash and cash equivalents.

The Newark Joint Venture may borrow up to $8.6 million (of which $3.1 million had been borrowed at June 30, 2011) to fund specified development activities with respect to the Teachers Village project.  While it is currently seeking up to $125 million in financing from public and private sources to fund the further development and construction of this project, no assurance can be given that the Newark Joint Venture will obtain the necessary financing on acceptable terms or if such financing is obtained, that such project will be profitable for us.

Credit Facility

On June 22, 2011, we, through a wholly owned subsidiary, entered into a senior secured revolving credit facility with Capital One, National Association.  The maximum amount that may be borrowed under the facility is the lesser of $25 million and the borrowing base.  The borrowing base is generally equal to 40% to 65% (depending on, among other things, the type of property secured by the eligible mortgage receivables pledged to the lender and the operating income of the related property) of such receivables.  Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures June 21, 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at the Trust’s option into an 18 month term loan.  We have guaranteed the payment and performance of our subsidiary’s obligations under the facility.

The loan documents, among other things, require:

•                 (i) us to maintain on a quarterly basis and on a consolidated basis, net worth of not less than $100 million and liquidity of not less than $7.5 million, and (ii) prohibits us from incurring debt, with specified exceptions, in excess of five percent of our net worth; and

•                  (i) our subsidiary to maintain  a debt service coverage ratio and a collateral coverage ratio of not less than 1.5 to 1.0, and (ii) prohibits the subsidiary, with specified exceptions, from incurring debt.

Joint Venture

On June 2, 2011, our wholly owned subsidiary (the “BRT Member”), entered into a joint venture with an affiliate of Torchlight Investors, LLC.  The joint venture has the right, but not the obligation, to acquire all whole loans originated by us.  The BRT member is the managing member of the joint venture.  The joint venture may be capitalized with up to $100 million of which 20% will be funded by the BRT member and 80% will be funded by Torchlight as and when loans are acquired.

The joint venture will distribute net cash available for distribution in the following order of priority until the applicable performance threshold is achieved. The threshold is achieved when Torchlight has obtained an annual return, non-compounded, equal to the performance threshold percentage on the average weighted amount of its outstanding capital contribution as shown in the chart below:

	Performance Threshold	Torchlight	BRT Member	REIT Management
First Tier	8%	80%	20%	—
Second Tier	11	70	29	1%
Third Tier	13	60	38	2
Fourth Tier	more than 13	50	47	3

The BRT member is required to deposit from the promote income (i.e., the amount payable collectively to the BRT member and REIT Management Corp. in excess of 20% in each of the second through fourth tiers)  loan workout reserves equal to the greater of $250,000 and one percent of the maximum outstanding balances of the loans owned by the joint venture.  In addition, the BRT member must also deposit from its promote income an amount equal to the outstanding balance of all non- performing loans owned by the joint venture.  Annually and upon liquidation the BRT member is required to recalculate the distributions and return any promote income in excess of the promote income to which the BRT member and REIT Management are entitled (calculated on a cumulative basis from the inception of the joint venture).  REIT Management is our advisor and is wholly owned by the Chairman of our Board of Trustees.

We believe we have sufficient funds and sources of funds to meet our cash requirements for the next 12 months, including the funding of capital contributions required by the Newark Joint Venture and to engage in our primary lending business.

Cash Distribution Policy

The Board of Trustees reviews the dividend policy regularly.  The Trust will report a tax loss for the year ended December 31, 2010 and has net operating loss carry forwards from prior years to offset future income.  It is highly unlikely that we will pay, or be required to pay, any dividend in 2011 and for several years thereafter in order for us to retain our REIT status.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is the interest rate sensitivity of our loan portfolio.  Our interest income and our interest expense is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate.   At June 30, 2011, approximately 37% of our loan portfolio was variable rate based primarily on the prime rate.   Accordingly, changes in the prime interest rate or LIBOR would have an effect on our net interest income.  When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables and believe that a one percent increase in interest rates would have a positive annual effect of approximately $252,000 on income before taxes and a one percent decline in interest rates would have no annual effect on income before taxes.  In addition, we originate loans with short maturities.  At June 30, 2011, our loan portfolio was primarily secured by properties located in the New York metropolitan area, and we are therefore subject to risks associated with the New York economy.

Item 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Title of Exhibits
10.1	Letter agreement dated June 2, 2011, by and among BRT Realty Trust, BRT Torch Member, LLC and REIT Management Corp.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the Quarterly Report on Form 10-Q of BRT Realty Trust for the quarterly period ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations,(iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements. *

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST
(Registrant)

Date: August 8, 2011	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and Chief Executive Officer

Date: August 8, 2011	/s/ George Zweier
George Zweier, Vice President and Chief Financial Officer
(principal financial officer)