Form 10-K
period 2011-09-30
BRT REALTY TRUST
filed 2011-12-13
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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

         Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $53.8 million based on the last sale price of the common equity on March 31, 2011, which is the last business day of the registrant's most recently completed second quarter.

         As of November 30, 2011, the registrant had 13,940,523 Shares of Beneficial Interest outstanding, excluding treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of shareholders of BRT Realty Trust to be filed not later than January 28, 2012 are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item l.    Business.

General

        Our primary business is to originate and hold for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. This includes originating loans to persons purchasing their own or third party mortgage debt, at a discount to the principal amount thereof. The loans we originate generally have relatively high yields and are short-term or bridge loans with a duration ranging from six months to one year. We receive an origination fee for the loans we originate. We conduct our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

        The unprecedented disruptions in the credit markets and the economic recession from the latter part of 2007 through 2010 caused significant declines in the value of real estate property assets and loss of liquidity, both long and short term, from the capital markets. These conditions had an adverse effect on our business, requiring us, from the latter part of fiscal 2008 through a substantial portion of fiscal 2010, to refocus our business activities from originating loans to servicing our loan portfolio. As we resolved a substantial portion of the problems in our loan portfolio, we began, in the second half of fiscal 2010 as the economy improved, to shift our emphasis back to our primary lending business. As a result, in fiscal 2011, we originated $131.3 million in loans, generated $17.9 million in revenue (of which $10.3 million was from interest on loans and loan fee income) and earned net income attributable to common shareholders of $6.4 million, compared to, in fiscal 2010, $17.4 million of loan originations, $8.1 million of revenues (of which $3.9 million was from interest on loans and loan fee income) and a net loss attributable to common shareholders of $8 million. In fiscal 2011, we also:

  •
  entered into a revolving credit facility with availability of up to $25 million; and

  •
  restructured our junior subordinated notes by repaying $5.0 million of the principal amount outstanding and obtaining an interest rate reduction. We estimate that this will reduce the interest costs associated with these notes by approximately $588,000 and $1.72 million in fiscal 2012 and 2013, respectively.

        We also own and operate various real estate assets. Information regarding our loan origination and real estate segments is included in Note 14 to our Consolidated Financial Statements and is incorporated herein by this reference.

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

Our Loan Portfolio

        The following summarizes certain characteristics of our loan portfolio as of the dates indicated:

	September 30,
(Dollars in Thousands)	2011	2010
Number of senior loans outstanding	13	12
Principal amount of loans earning interest	$67,266	$17,263
Principal amount of purchase money mortgage loans(1)	—	$5,340
Principal amount of non-interest earning loans	—	$35,143
Real estate loan held for sale(2)	$8,446	—
Percent of loans secured by New York area properties	71%	70%
Weighted average contractual interest rate	11.5%	9.5%
Percentage of loan portfolio not earning interest	—	61%
Weighted average term to maturity(3)	4.75 months	4.5 months

(1)
We provided such loans to facilitate the sale of real estate properties acquired in foreclosure proceedings.

(2)
This loan, net of deferred fees, represented a 50% interest in a loan with a principal balance of approximately $17 million. In October 2011, pursuant to a Federal Bankruptcy Court approved joint plan of reorganization, we and our loan participant sold our rights to the loan for net proceeds of approximately $23.5 million. At the same time, we provided $15 million of financing in connection with the sale, which financing was repaid in December 2011.

(3)
Without giving effect to extension options.

        In fiscal 2011, we originated $131.3 million of new loans and an aggregate of $66.1 million loans were repaid. We also sold $46.1 million in loans. Interest on our loans is payable to us monthly. Our loans frequently require that our borrowers pay us monthly escrow amounts that are adequate to pay, when due, real estate tax installments on the properties securing our loans. We may also require and hold funds in escrow for the payment of casualty insurance premiums. At September 30, 2011, our three largest loans outstanding of approximately $22.8 million (which was repaid in November 2011), $11.9 million and $9.5 million represented approximately 11.9%, 6.2% and 5.0%, respectively, of our total assets. There were no other loans in our portfolio that, at such date, represented more than 4.5% of our total assets.

        With respect to certain loans originated by us, the borrower funds an interest reserve out of the loan proceeds, from which all or a portion of the interest payments due to us are made for a specified period of time. It is our policy to lend at a floating rate of interest based on a spread over the prime rate, with a stated minimum interest rate, though we originate fixed rate loans as circumstances dictate. At September 30, 2011, approximately 82% of the principal amount of our outstanding loans had a floating rate of interest and the balance were fixed rate mortgages. At September 30, 2010, approximately 43% of the principal amount of our outstanding loans had a floating rate of interest and 57% were fixed rate mortgages. There was a higher percentage of fixed rate loans at September 30, 2010 because in fiscal 2009 we provided senior purchase money mortgages with a fixed rate of interest to facilitate the sale of properties acquired by us in foreclosure and, in certain loan work-out situations in fiscal 2009 and 2010, we converted existing floating interest rate loans to fixed rate loans to reduce the risk of borrower defaults.

        The following table sets forth information regarding mortgage loans outstanding at September 30, 2011, all of which are earning interest (excluding loan held for sale):

(Dollars in thousands)	NUMBER OF LOANS	EARNING INTEREST	PERCENTAGE
Multi-family residential	7	$26,300	39.2%
Office	2	24,975	37.1%
Industrial	1	11,874	17.6%
Retail	2	4,117	6.1%

Total	12	$67,266	100%

Loan Default

        In the event of a default by a borrower on a loan, we will, in substantially all cases, foreclose on the loan or other collateral held by us and may seek to protect our investment by, among other things, enforcing our rights against any guarantor(s) of such loan or through negotiations with the borrower or other interested parties. Once a loan becomes non-performing, we generally do not receive interest payments, thereby reducing our revenues, cash flow, net income and taxable income. Foreclosure proceedings in certain jurisdictions can take considerable time, and may extend for as long as two years. In addition, if a borrower files for protection under the United States bankruptcy laws during the foreclosure process, the delays may be longer. In a foreclosure proceeding, we will typically seek to have a receiver appointed by the court or an independent third party property manager appointed with the borrower's consent in order to preserve the property's income stream and provide for the maintenance of the property. From time-to-time, we make cash advances to the borrower, a court appointed receiver or an independent third-party manager for emergency repair items and for real estate taxes. At the conclusion of the foreclosure or negotiated workout process, the rents collected by the receiver or the third party manager, as the case may be, less costs and expenses of operating the property and the receiver's or manager's fees are remitted to us.

Financing Arrangements

Joint Venture/Participation Arrangements

        In June 2011, our wholly-owned subsidiary entered into a joint venture with an affiliate of Torchlight Investors, LLC. The joint venture was organized to purchase loans we originated and through September 30, 2011, the venture had purchased $20.2 million of such loans. As of September 30, 2011, the joint venture held $15.4 million in principal amount of such loans, of which $3.1 million or 20% constituted our interest in the venture. In November 2011, the parties to the joint venture terminated our obligation to sell loans to this venture.

        In December 2011, we entered into an arrangement with 512 Lending, LLC pursuant to which each of us, with specified exceptions, must present to the other the opportunity (but not the obligation) to participate in loans such party originates. The arrangement expires in December 2014, subject to earlier termination by either party on not less than 60 days' notice for any reason. It is generally anticipated that:

  •
  512 Lending will fund between 50% to 80% of the principal amount of loans we originate and in which they elect to participate and we will fund up to 20% of the principal amount of loans they originate and in which we elect to participate.

  •
  The originating lender will be entitled to retain an annual servicing fee of 0.5% of the principal amount of performing loans and 1.0% of the principal amount of non-performing loans.

  •
  The originating lender takes the first half point of any origination fee and the balance of such fee is shared by the parties based on their percentage participation in the loan.

  •
  Each of the originating lender and the non-originating lender shall receive on an applicable loan, distributions of monies on a pro-rata basis based upon their applicable participation percentages until such time as the non-originating lender receives an internal rate of return of 10% per year compounded quarterly, at which time the non-originating lender shall receive further distributions based upon 75% of its participation percentage and the originating lender will receive the balance of sums to be distributed with respect to such loan.

Credit Facility

        A subsidiary of ours is able to borrow funds to originate loans and for its general corporate purposes through a senior secured revolving credit facility with Capital One, National Association. The maximum amount that may be borrowed is the lesser of $25 million and the borrowing base. The borrowing base is generally equal to 40% to 65% (depending on, among other things, the type of property secured by the eligible mortgage receivables pledged to the lender and the operating income of the related property) of such receivables. Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures in June 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at our option into an 18 month term loan. We paid, and in each of June 2012 and 2013 will pay, an $82,500 fee to maintain this facility. We have guaranteed our subsidiary's obligations under this facility and at November 30, 2011, no amount was outstanding thereunder.

Our Real Estate Assets

        At September 30, 2011, we owned real estate properties having a book value of $59.3 million. These properties primarily represent assemblage sites and additional properties located in downtown Newark, NJ (vacant land, vacant buildings, retail, office and parking) owned by a consolidated joint venture in which we have a 50.1% interest. See "—Newark Joint Venture."

        Generally, our policy is to sell properties we acquire in foreclosure proceedings after completing necessary repairs and maintenance and engaging in leasing activities, if required. We may retain a property if we determine that holding it will result in a substantial increase in its market value. We may provide senior purchase money mortgage loans at competitive fixed interest rates, if necessary, in order to consummate a sale which we deem to be beneficial to us. In fiscal 2011 and 2010, we did not provide any senior purchase money mortgage financing. In fiscal 2009 and early fiscal 2012 we provided $17.8 million and $15 million of such financing, respectively.

        Although we experienced a significant increase in our origination activity in fiscal 2011, the recovery in the economy and commercial real estate activity has not resulted in our origination levels approaching the levels we experienced in fiscal 2007 and 2008. This has resulted in a significant increase in our cash availability to approximately $80.5 million at December 5, 2011. Accordingly, we are considering using a portion of our available cash to acquire, with joint venture partners, multi-family residential properties located throughout the United States or other real estate assets in the New York metropolitan area. We believe this activity will provide stable and acceptable yields. We have not acquired any such properties to date and there is no assurance that any such acquisition will positively affect our operations.

Newark Joint Venture

Background

        Two of our wholly-owned subsidiaries are members of a joint venture (which we refer to as the Newark Joint Venture) with two members that are not affiliated with us. The Newark Joint Venture owns two assemblage sites (i.e., Market Street and Teachers Village) and additional properties located in downtown Newark, NJ. The assemblage sites are surrounded by a variety of governmental, educational, cultural and entertainment institutions and facilities. In close proximity to both assemblage sites is Rutgers University, the New Jersey Institute of Technology, University of Medicine and Dentistry of New Jersey, Essex County College, Seton Hall Law School, the New Jersey Performing Arts Center, the Prudential Arena (home of the National Hockey League New Jersey Devils and temporary home of the National Basketball Association New Jersey Nets), the Essex County Court Complex, Newark's City Hall and a Federal Courthouse. Both assemblage sites are within walking distance of Newark Penn Station, which provides access to Amtrak and New Jersey Transit trains and are accessible to local bus routes. The assemblage sites are served by various highways, including the Garden State Parkway, Interstate-95, Interstate-78 and Interstate-280.

        The Newark Joint Venture intends to redevelop all or a portion of the sites, particularly the assemblage sites, with personnel hired by the Newark Joint Venture or with development partners or sell some of its sites to developers or end users. The assets, liabilities and results of operations of the Newark Joint Venture are consolidated with our financial statements. Accordingly, the assets of the Newark Joint Venture are included in our real estate properties, and our two loans aggregating $27 million to the Newark Joint Venture (which are secured by substantially all of the real estate assets of the Newark Joint Venture), are eliminated in consolidation and are not included in our outstanding loans. The properties owned by the Newark Joint Venture have adequate insurance coverage for their current use.

        Immediately prior to the formation of the Newark Joint Venture, we held loans aggregating approximately $38 million, secured by substantially all of the properties conveyed to the Newark Joint Venture by our borrowers. We entered into loan work-out negotiations with our borrowers and, as a result of such negotiations, entered into the Newark Joint Venture. In connection with the work-out of our loans and the formation of the Newark Joint Venture, our loans were refinanced with a mortgage loan of $27 million (which we currently, as described below, hold as two separate mortgage loans), with the balance of our loans converted into a $6.9 million preferred capital account interest and a 50.1% membership interest in the Newark Joint Venture, providing us with a separate capital account of $3.9 million. The other members caused all the properties secured by our loans, and additional properties (unencumbered by our loans) and contract rights to acquire additional properties, all located in downtown Newark, NJ, to be contributed to the Newark Joint Venture for which the other members received a 49.9% membership interest in the Newark Joint Venture (with a separate capital account of $3.9 million). Our loans are the senior mortgage loans with respect to a majority of the properties owned by the Newark Joint Venture.

        In connection with an $8.6 million financing facility (of which $4.0 million is outstanding) provided by an institutional lender with respect to the Teachers Village project, our $27 million mortgage loan was bi-furcated into a $7.5 million loan secured by most of the Teachers Village properties and a $19.5 million loan secured by substantially all of the other properties owned by the Newark Joint Venture. The $7.5 million loan matured in September 2011 and is in the process of being extended until March 2012. The $19.5 million loan matures on June 3, 2014, with a two-year extension option. These loans provide for an interest rate of 11% per annum, of which 6% is paid currently and 5% accrues and is to be paid at maturity. See "—Information and Activities Relating to Assemblage Sites" for a summary of the material terms of the financing provided by an institutional lender.

Current Property Information

        The following table sets forth, as of September 30, 2011, information regarding the properties owned in fee by the Newark Joint Venture:

ASSEMBLAGE OR PROPERTY	NUMBER OF PROPERTIES		TYPE OF PROPERTY	RENTABLE SQUARE FEET(1)		ANNUAL REAL ESTATE TAXES	NUMBER OF TENANTS		PERCENT LEASED	PRINCIPAL TENANTS
Market Street	13	(2)	Office and retail	303,406	(2)	$404,784	19	(3)	47%	None
Teachers Village	10	(4)	Retail, office and parking(5)	227,571		$420,762	4		34%	(6)
Beaver Street Property	1		Retail	8,160		$11,933	1		25%	None
Lincoln Park Property	2		Retail, office and parking	97,493		$101,955	3		83%	(7)

(1)
Rentable square feet includes 418,818 square feet of retail and office space and 217,812 square feet of land used for parking.

(2)
Two of the Market Street properties are subject to third party mortgages. One mortgage, which is secured by a property which contains approximately 11% of the rentable square feet of this assemblage, has an outstanding principal balance of approximately $900,000, provides for interest only payments of 7% per annum and matures in January 2015. The other mortgage is secured by a property which contains approximately 3% of the rentable square feet of this assemblage, has an outstanding principal balance of approximately $1.2 million, provides for interest only payments of 7% per annum and matures in April 2012.

(3)
Leases representing 93% of the leased space of the Market Street assemblage are month-to-month or have cancellation, relocation or demolition provisions. Many of these leases are at below market rentals.

(4)
One of the properties at the Teachers Village assemblage is subject to two third party mortgages. These mortgages are secured by a property which contains 53,781 square feet of rentable space (including 6,217 square feet of basement space) and is leased to a charter school and two retail tenants. Further, such mortgages have an outstanding principal balance aggregating approximately $6.3 million, provide for an interest rate of 6% per annum rate, are being amortized over the term of the charter school lease and mature in 2030. A third mortgage is secured by the balance of the properties at this assemblage, has an outstanding principal balance of $4.0 million (which may increase up to $8.6 million), provides for an interest rate of 17% per annum and matures in March 2012.

(5)
The Newark Joint Venture is in the process of attempting to redevelop the Teachers Village, with charter schools and residences for teachers and ground floor retail space. As part of its redevelopment plan, the Newark Joint Venture leased 35,848 rentable square feet of space at this assemblage site to a charter school pursuant to a 20 year lease. The lease commenced on October 1, 2009. The charter school is currently in operation. See "—Information and Activities Relating to Assemblage Sites."

(6)
Friends of Team Academy Charter School.

(7)
The two principal tenants are LA Parking Corp., the manager of an approximately 38,000 square foot parking lot and Newark Teachers' Union which occupies a parking lot of approximately 41,000 square feet.

        The following table sets forth as of September 30, 2011, a schedule of the annual lease expirations of the Newark Joint Venture's real estate assets and the contributions to 2012 contractual rental income provided by such leases (assumes that none of the tenants exercise renewal or cancellation options, if any):

LEASE EXPIRATION	NUMBER OF LEASES EXPIRING(1)	SQUARE FOOTAGE OF LEASES EXPIRING	PERCENTAGE OF TOTAL LEASED SQUARE FEET	PROJECTED 2012 RENTAL INCOME(2)	PROJECTED % OF 2012 RENTAL INCOME(2)
Month-to-month	9	170,622	56%	$169,188	10%
2012	6	17,182	6%	221,816	14%
2013	3	21,435	7%	106,752	7%
2014	—	—	—	—	—
2015	1	5,260	2%	62,400	4%
2016	1	5,260	2%	24,860	2%
2017	5	45,970	15%	344,748	21%
2018	—	—	—	—	—
2019	1	1,460	—	31,800	2%
2020	—	—	—	—	—
2021 and thereafter	1	35,848	12%	666,928	40%

TOTAL	27	303,037	100%	$1,628,492	100%

(1)
With respect to the assemblage sites, there are nine leases which are month-to-month and 13 leases which contain cancellation, relocation or demolition provisions.

(2)
Assumes all month-to-month tenants remain in occupancy for the entire 2012 calendar year.

Information and Activities Relating to Assemblage Sites

        The Market Street assemblage is an approximately 68,000 square foot site, representing approximately 303,400 rentable square feet. The site is bounded by Market Street, Campbell Street, Washington Street and University Avenue in downtown Newark, New Jersey. Potential redevelopment opportunities with respect to this site include an office complex with a retail component, a medical office complex containing offices, research laboratories and other medical related services, a retail center, corporate headquarters, university offices, classrooms and/or dormitories, or a combination of one or more of these uses. The Newark Joint Venture may redevelop this site for its own account, but will only do so if it has entered into long-term lease transactions with credit worthy lessees and has obtained satisfactory assurances that it will obtain necessary construction financing. Alternatively, the Newark Joint Venture may enter into a joint venture with a development partner or sell all or portions of the site. Although the Newark Joint Venture has conducted discussions and responded to requests for bid proposals with various parties concerning the development of portions of the site, which have included build to suit construction for potential users on a sale/leaseback or long-term lease basis and the sale of portions of the property to end users and/or developers, the Newark Joint Venture has not entered into any understandings or agreements concerning the redevelopment of all or any portion of the site and there is no assurance that it will be able to conclude any such arrangement or obtain the financing necessary to proceed with any arrangement which it may conclude.

        The Teachers Village assemblage encompasses an area bounded by Branford Street to the north, Treat Place to the east, Hill Street to the south and Washington Street to the west, and is adjacent to Halsey Street. The Teachers Village site aggregates approximately 228,000 square feet, of which approximately 179,500 square feet is comprised of existing parking lots and vacant buildings to be demolished or rehabilitated and the balance is comprised of existing structures under lease. The project contemplates a mix of residential, educational and retail facilitates and will include both the renovation of an existing nine story structure and the construction of approximately six additional buildings. Two of the buildings are being designed for occupancy by three charter schools and the remaining buildings are being designed to provide approximately 200 residential rental units. It is contemplated that the ground floor level of the charter school buildings and the residential buildings will provide for approximately 65,000 square feet of retail space. The project can be constructed and financed in stages.

        The cost of the entire Teachers Village project was, in September 2011, estimated by the Newark Joint Venture to be approximately $150 million. The Newark Joint Venture is proceeding with the project on the assumption that it will develop the site for its account, although it may in the future elect to partner with a developer or developers for all or a portion of the project. If it proceeds with the development on its own, the Newark Joint Venture contemplates that the project will be financed by a combination of public (federal, state and local) and private sources. Potential public financing sources include, without limitation, New Market Tax Credits, Urban Transit Hub Tax Credits and Economic Recovery Growth Grants. Private financing would be provided by conventional construction financing, if available. An institutional lender has agreed to provide the Newark Joint Venture with up to $8.6 million in financing secured by a pledge of 100% of the equity interests of the borrowing entity and a subordinate mortgage encumbering the Teachers Village properties. The loan bears interest at the rate of 17% per annum and matures in March 2012, subject to the right to extend to March 2012 upon satisfaction of specified conditions. The loan proceeds can only be used for the project's "soft costs" (including, without limitation, the cost of architects, engineers, specified consultants, permits and legal and accounting fees). Through September 30, 2011, the Newark Joint Venture has drawn down $4.0 million of the committed amount. The balance of the funds may be drawn in two tranches upon satisfaction of specified conditions applicable to the particular tranche, including without limitation, conditions relating to the Newark Joint Venture having obtained governmental approvals with respect to specified financing and grant arrangements, guaranties as to rental payments from tenants or prospective tenants (or their affiliates) of the contemplated structures and the receipt of term sheets and/or commitments with respect to construction financing for the project. The Trust and its joint venture partners each have severally guaranteed up to 25% of any amount drawn down under this facility and the amount drawn down under this facility is subordinate to the Trust's mortgage of $7.5 million applicable to the Teachers Village properties.

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

Terms of the Newark Joint Venture Operating Agreement

        The following is a summary of the material provisions of the amended and restated limited liability company operating agreement of the Newark Joint Venture:

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

        Distributions.    The Newark Joint Venture may not distribute any cash flow to its members until our $27 million loan (which has been eliminated in consolidation) has been fully repaid, including accrued interest. Once it has been fully repaid, the cash flow of the Newark Joint Venture will generally be distributed as follows: (i) first, to each member pro rata in an amount equal to their unreturned additional capital contributions, (ii) second, to our members until we receive a 10% return on our preferred capital contributions, (iii) third, to our members until we receive an amount equal to our preferred capital contributions, and (iv) fourth, to each member pro rata until such members receive a 10% return on their additional capital contributions, (v) fifth, to the members pro rata an amount equal to their common capital contributions, and (vi) the remainder shall be distributed as follows: (a) 10% to the managing member, and (b) 90% pro rata to the other members pro rata.

Manager of the Newark Joint Venture

        The manager of the Newark Joint Venture is RBH Group LLC; its managing member and President is Ron Beit-Halachmy. Mr. Beit-Halachmy, 39 years of age, has over 17 years of experience in the real estate industry and has been involved for more than ten years in acquiring sites in Newark, New Jersey. He was the managing member of the entities which acquired all of the real property currently owned by the Newark Joint Venture. Mr. Beit-Halachmy earned a BA in Economics from the University of Wisconsin and a law degree from New York Law School.

Our Investment Strategy

        Our long-term objective is to provide our shareholders with returns over time, including capital appreciation and cash distributions, by originating loans secured by a diversified portfolio of commercial and multi-family real property. Inasmuch as we had, at December 31, 2010, approximately

$70 million in net loss operating carry forwards, we do not anticipate paying cash dividends until we have fully used these loss carry forwards.

        Our loan originations in fiscal 2011, 2010 and 2009 were $131.3 million, $17.4 million and, $12.7 million, respectively. Our originations in fiscal 2011 were higher than in fiscal 2010 and 2009 due to increased demand for our short term bridge loans which we believe was due to a more favorable economic climate in the most recent fiscal year. In light of the economic uncertainty and the decline in our loan originations in the last six months of fiscal 2011 from the prior six months, no assurance can be given that we will be able to maintain in the future the levels of loan originations we achieved in fiscal 2011.

        We pursue lending opportunities with purchasers and prospective purchasers of commercial and multi-family real estate properties and property owners who require short-term financing for renovation or repositioning of a real estate asset. We also originate loans to persons purchasing their own mortgage debt or purchasing third party mortgage debt, in each case at a discount to the principal amount thereof. The purchase of third party mortgage debt is generally structured as a repurchase agreement pursuant to which we purchase the mortgage and our counterparty is obligated to repurchase such mortgage within a specified period.

        Our investment policy emphasizes the origination of short-term real estate loans secured by senior liens on real property. As of September 30, 2011, other than one mezzanine loan in principal amount of $2 million, our loan portfolio only consisted of first mortgage loans or pari passu participations in first mortgage loans. Our lending activities focus on operating properties such as multi-family residential properties, residential properties being converted to condominium ownership, office buildings, retail, shopping centers, mixed use buildings, hotels/motels, and industrial buildings.

        We also will, on a limited basis, provide senior loans secured by unimproved land, but generally require that the unimproved land collateralizing our loan has proper entitlements and that zoning is in place for the intended purpose. We also originate and hold for investment loans secured by improved commercial or multi-family residential property which is vacant, pending renovation or repositioning and sale or leasing of the property. Pursuant to, among other things, our arrangement with 512 Lending, we may sell senior, junior or pari passu participation in loans we originate and acquire senior, junior or pari passu participations in loans originated by others. We also invest in the securities of other REITs.

        From time-to-time we originate junior commercial loans, invest in loans as a junior participant or sell senior participations in loans we originate. When we invest in junior loans or hold junior participations, the collateral securing our loan is subordinate to the liens of senior loans or senior participations. It is possible that the amount which may be recovered by us in cases in which we hold a junior position may be less, or significantly less, than our total investment.

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

Junior Subordinated Notes

        On March 15, 2011, we entered into certain arrangements with respect to our junior subordinated notes due 2036, pursuant to which we, among other things, redeemed $5,000,000 of the outstanding notes at 100% of their principal amount and reduced the interest rate thereon as set forth below:

Interest Period	Prior Interest Rate	New Interest Rate
March 15, 2011 through July 31, 2012	3.50%	3.00%
August 1, 2012 through April 29, 2016	8.37%	4.90%
April 30, 2016 through April 30, 2036	LIBOR + 2.95%	LIBOR + 2.00%

        As of September 30, 2011, $37.4 million in principal amount of these notes were outstanding. These notes are redeemable at any time at our option.

        Pursuant to the governing agreements, at all times prior to August 1, 2012, we will be permitted to make distributions to our shareholders for taxable years after 2009 to the extent necessary to satisfy REIT requirements or pay capital gains, if any, provided such distributions are paid in the form of common shares to the maximum extent permissible under the IRS regulations in effect at the time of such distributions, with the balance payable in cash.

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

        With respect to the purchase or sale by us of real estate assets, we compete with any entity seeking to acquire or dispose of similar properties, including other REITs, banks, pension funds, hedge funds, real estate developers and private real estate investors. Competition is primarily dependent on price and the ability to secure financing. Other competitive factors which a potential competitor may take into account are location and physical condition of the property.

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

        In addition, we are party to an Advisory Agreement, between us and REIT Management Corp., our advisor. REIT Management is wholly owned by the chairman of our Board of Trustees and he and certain of our executive officers, including our President and Chief Executive Officer, receive compensation from REIT Management Corp. Pursuant to this agreement, REIT Management furnishes advisory and administrative services with respect to our business, including, without limitation, arranging and negotiating credit facilities, participating in our loan analysis and approvals, providing investment advice, providing assistance with building inspections and litigation strategy and support. In addition, in connection with non-performing loans, REIT Management, among other activities, engages in negotiations with borrowers, guarantors, and their advisors related to workouts, participates in strategic decisions relating to workouts and foreclosures and may interface with receivers, managing agents and court appointed trustees with respect to specific collateral securing our loans.

        Through December 31, 2011, for the services performed by REIT Management pursuant to the Advisory Agreement, it receives an asset management fee equal to 0.6% of our invested assets and an incentive fee from borrowers of 0.5% of the total commitment amount, payable upon funding a loan commitment, provided that we have received at least a loan commitment fee of 1% from the borrower in any such transaction and any loan commitment fee in excess of 1.5% of the total commitment amount is retained by us.

        The parties entered into an amendment to the Advisory Agreement effective as of January 1, 2012, pursuant to which (i) the stated termination date was extended until June 30, 2014, (ii) the minimum and maximum fees payable in a fiscal year to REIT Management were set at $750,000 and $4 million, respectively, subject to adjustment for any fiscal year of less than twelve months, and (iii) we are to pay REIT Management the following annual fees, which are to be paid on a quarterly basis:

  •
  1.0% of the average principal amount of earning loans;

  •
  0.35% of the average amount of the fair market value of non-earning loans;

  •
  0.45% of the average book value of all real estate properties, excluding depreciation;

  •
  0. 25% of the average amount of the fair market value of marketable securities;

  •
  0.15% of the average amount of cash and cash equivalents; and

  •
  to the extent loans or real estate are held by joint ventures or other arrangements in which we have an interest, fees varying based on, among other things, the nature of the asset (i.e. real estate or loans), the nature of our involvement (i.e. active or passive) and the extent of our equity interests in such arrangement.

        We believe that the Shared Services Agreement and the Advisory Agreement allow us to benefit from access to, and from the services of, a group of senior executives with significant real estate knowledge and experience.

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

Item 1A.    Risk Factors.

        Set forth below is a discussion of certain risks affecting our business. The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects arising from the realization of any of the risks discussed, including our financial condition and results of operation, may, and likely will, adversely affect many aspects of our business.

Risks Related to our Business

The continuing economic uncertainty may result in decreased loan originations adversely affecting our business.

        In the current uncertain economic environment, the demand for our bridge loans has fluctuated. As a result, we originated $88.8 million and $42.5 million in loans in the first and second half of fiscal 2011, respectively. Until there are sustained positive changes in the economy (including the credit and real estate markets) and an increased demand for bridge loans, our loan originations may be at a reduced level which would negatively affect our revenues, net income and cash flow.

Defaults on our loans may cause declines in revenues and net income.

        Continuing uncertainty in the credit markets and an uncertain economic environment may result in defaults by our borrowers in the future. Loan defaults result in a decrease in interest income and may require the establishment of, or an increase in, loan loss reserves. The decrease in interest income resulting from loan defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance and accrued interest due on a defaulted loan, plus the legal costs incurred in pursuing our legal remedies. Legal proceedings, which may include foreclosure actions and bankruptcy proceedings, are expensive and time consuming. The decrease in interest income, and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses. In addition, the decrease in interest income, the costs incurred by us in a defaulted loan situation and increases in loan loss reserves will have an adverse impact on our net income, taxable income and cash flow.

Our loan origination activities may be limited by the funds available to us.

        At December 5, 2011, we had approximately $80.5 million of cash and cash equivalents available for originations and operations. If demand for our bridge loan increases significantly, as to which no assurance can be given, our ability to originate loans may be limited by the funds available to us. Further, our credit facility requires us to maintain certain financial ratios, including net worth, debt service coverage ratios, and limits our ability to incur debt. These factors may limit the amount of mortgage loans we can originate, which will limit our revenues and operating results.

We may incur loan loss provisions and impairment charges in fiscal 2012.

        We evaluate on a quarterly basis our loan and real estate portfolios for indicators of impairment. Loan loss provisions and impairment charges reflect management's judgment of the probability and severity of loan losses and the decline in the value of real estate property assets. The valuation process, which is inherently difficult, is particularly difficult during a recessionary period in which the availability of credit is limited and commercial real estate transactions have significantly decreased.

        Loan loss provisions and impairment charges may be required in the future as a result of factors beyond our control, including, among other things, the continuation or downward acceleration of the economic environment and changes in market conditions affecting the value of loan collateral and real property assets. If our loan loss provisions or impairment charges prove inadequate to cover actual losses, we could suffer additional losses.

        If we are required to take loan loss provisions or impairment charges in the future, our results of operations would be adversely impacted.

It is highly unlikely that we will declare any dividends in the next few years.

        In December 2008, our board of trustees suspended the payment of regular quarterly dividends and we have not declared or paid any dividends since fiscal 2010.

        In order to qualify as a REIT, we are required to distribute 90% of our taxable income. At December 31, 2010, we had a tax loss carry-forward of $70.5 million. Under current tax laws, we can offset our future taxable income against our tax loss carry-forward for twenty years or until the tax loss carry-forward has been fully used, whichever occurs first. As a result, we do not expect to pay a dividend in calendar 2012 and it is unlikely that we will be required to pay a dividend for many years thereafter in order to maintain our REIT status. The non-payment of cash dividends may negatively impact the price of our common shares.

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

Risks Related to the Newark Joint Venture and Real Estate Operations.

The Newark Joint Venture may have an operating loss for the foreseeable future.

        Our real estate assets include the properties owned by the Newark Joint Venture, which properties had, at September 30, 2011, an aggregate book value of $48.1 million. At September 30, 2011, the Newark Joint Venture properties represented 81.2% and 25.1%, respectively, of our real property assets and total assets. We anticipate that the Newark Joint Venture will operate at a loss in fiscal 2012 and for several years thereafter. If the Newark Joint Venture operates at a loss, we and our Newark Joint Venture partners will be required to fund the losses by making additional capital contributions, on a pro rata basis. Although it is possible that the need to make additional contributions will be mitigated by the sale of some of the Newark Joint Venture properties or financing secured by the Newark Joint Venture for the operation and/or development of its properties, currently, there is no assurance that we will be able to sell any of such properties on satisfactory terms or that we will obtain the financing (other than the soft-cost financing of up to $8.6 million which is already committed) to fund development and construction activities. The operations of the Newark Joint Venture could have an adverse effect on our results of operations, financial condition and liquidity for several years.

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

        The Newark Joint Venture carries key man life insurance on the principal of the manager of the Newark Joint Venture in the amount of $20 million. There can be no assurance that the proceeds from such life insurance would be sufficient to compensate the Newark Joint Venture for the loss of his services, and these policies do not provide any benefits if he becomes disabled or is otherwise unable to render services to the Newark Joint Venture.

Our Newark Joint Venture is subject to risks particular to real estate development activities.

        Our Newark Joint Venture is subject to the risks associated with development activities. These risks include:

  •
  The inability to obtain the $150 million or more needed to fund the Teachers Village development project.

  •
  The failure to obtain governmental and other approvals on a timely basis;

  •
  Construction, financing and other costs of developing the properties owned by the Newark Joint Venture and in particular, Teachers Village, may not be obtained or if obtained may exceed original estimates, possibly making such activities unprofitable;

  •
  Time required to complete the construction of Teachers Village or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

  •
  Occupancy rates and rents of a completed project may not be sufficient to make such project profitable; and

  •
  Acquire all the properties needed to develop the project to its full potential.

We may be unable to renew leases or relet space and are exposed to the risks of defaults by tenants.

        In fiscal 2011, approximately 62.1% of our rental income was generated from properties at the Newark Joint Venture. The leases at the properties owned by the Newark Joint Venture are generally short-term in nature. If our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if our tenants do renew or we are able to relet the space, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the space, or if the rental rates upon such renewal or reletting are significantly lower than current rates, our income would be adversely affected.

        Friends of Team Academy, a charter school located at the Teacher's Village assemblage, Petco Animal Supplies, Inc. and Calidad Furniture Corp. VII accounted for approximately 23%, 14% and 14%, respectively, of our rental income in fiscal 2011. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of, or the loss of, a significant amount of rental revenue and we could incur substantial costs in enforcing our rights as landlord. Our rental income could be adversely affected if these tenants become unable to meet their obligations to us.

Unfavorable changes in market and economic conditions could adversely affect occupancy, rental rates, operating expenses, and the overall market value of real estate assets we may acquire.

        Conditions in markets in which we may acquire multi-family real estate assets may significantly affect occupancy, rental rates and the operating performance of such assets. The risks that may adversely affect conditions in those markets include the following:

  •
  industry slowdowns, plant closings and other factors that adversely affect the local economy;

  •
  an oversupply of, or a reduced demand for, multi-family units;

  •
  a decline in household formation or employment or lack of employment growth;

  •
  the inability or unwillingness of residents to pay rent increases;

  •
  rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents to offset increases in operating costs; and

  •
  economic conditions that could cause an increase in our operating expenses, such as increases in property taxes, utilities, and routine maintenance.

Risks Related to our Industry

The geographic concentration of our assets may make our revenues and the value of our assets vulnerable to adverse changes in economic conditions in the New York metropolitan area.

        At September 30, 2011, 71.2% of our outstanding loans are secured by properties located in the New York metropolitan area and 81.2% of our real estate assets are located in Newark, NJ. A lack of geographical diversification makes our mortgage portfolio and real estate property holdings more sensitive to local or regional economic conditions. A significant decline in the economy of the New York metropolitan area (including Newark, NJ), could result in a greater risk of default under our loans compared with the default rate for loans secured by properties in other geographic locations and a greater risk of a decrease in the value of our real estate assets compared with a decrease in value of properties located in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances and impairment charges, which might not be as acute if our portfolio were more geographically diverse.

In order for real estate properties to generate positive cash flow or to make real estate properties suitable for sale, we may need to make significant capital improvements and incur deferred maintenance costs to these properties.

        Some of the properties we acquire, including properties acquired through foreclosure proceedings, may face competition from newer, more updated properties. In order to remain competitive and increase occupancy at these properties and/or make them attractive to potential purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. The cost of these improvements and deferred maintenance items may impair our financial performance and our liquidity.

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

        From time-to-time, we have entered into joint venture agreements. Our co-venturers may have different interests or goals than we do and our co-venturers may not be able or willing to take an action that is desired by us. A disagreement with respect to the activities of the joint venture could result in a substantial diversion of time and effort by our management and could result in our exercise, or the exercise by our co-venturer, of the buy/sell provision often contained in our joint venture organizational documents. In addition, there is no limitation under our charter documents as to the amount of funds that we may invest in joint ventures. Accordingly, we could invest a substantial amount of our funds in joint ventures which ultimately may not be profitable as a result of disagreements with and among our co-venturers.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties securing our loans.

        We may be subject to environmental liabilities arising from the ownership of properties we acquire. Under various federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

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

        If we acquire properties, including properties acquired through foreclosure proceedings, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition.

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

Item 1B.    Unresolved Staff Comments.

        None.

 Executive Officers of Registrant

        Set forth below is a list of our executive officers whose terms will expire at our 2012 annual Board of Trustees' meeting. The business history of officers who are also Trustees will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2012.

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

*
Fredric H. Gould is the father of Jeffrey A. and Matthew J. Gould.

**
Simeon Brinberg is the father-in-law of Mark H. Lundy.

        Mitchell K. Gould (age 39), employed by us since May 1998, has been a Vice President since March 1999 and Executive Vice President since March 2007. From January 1998 until May 1998, Mr. Gould was employed by Bear Stearns Companies, Inc. where he was engaged in originating and underwriting commercial real estate loans for securitization.

        Simeon Brinberg (age 77) has been our Secretary since 1983, a Senior Vice President since 1988, and Senior Counsel since March 2006. Mr. Brinberg has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., since October 1988. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. Since June 1989, Mr. Brinberg has been a Vice President of One Liberty Properties, Inc. (currently a Senior Vice President), a REIT engaged in the ownership of income producing real properties leased to tenants under long term leases. Mr. Brinberg is a member of the New York Bar and was engaged in the private practice of law for approximately 30 years prior to 1988.

        David W. Kalish (age 64) has been our Senior Vice President, Finance since August 1998. Mr. Kalish was our Vice President and Chief Financial Officer from June 1990 until August 1998. He has been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June 1990. For more than five years prior to June 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company LLP and its predecessors.

        Israel Rosenzweig (age 64) has been a Senior Vice President since April 1998. Mr. Rosenzweig has been a Vice President of Georgetown Partners, Inc. since May 1997 and from 2000 to March 2009 was President of GP Partners, Inc., an affiliate of Gould Investors L.P. which provided advisory services in the real estate and financial services industries to an investment advisor. He also has been a Senior Vice President of One Liberty Properties, Inc. since May 1997.

        Mark H. Lundy (age 49) has been our General Counsel since March 2007 and a Senior Vice President since March 2005. From 1993 to March 2005 he was a Vice President. He has been the Secretary of One Liberty Properties, Inc. since June 1993 and he also serves as a Senior Vice President of One Liberty Properties, Inc. Mr. Lundy has been a Vice President of Georgetown Partners, Inc. (currently Senior Vice President) since July 1990. He is a member of the bars of New York and Washington, D.C.

        George E. Zweier (age 47) has been employed by us since June 1998 and was elected Vice President, Chief Financial Officer in August 1998. For approximately five years prior to joining us, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo-Mitsubishi Limited in its New York office.

        Lonnie Halpern (age 36) has been employed by us since August 2005 and was elected a Vice President in March 2007. Mr. Halpern is a member of the bars of New York and Massachusetts, and was an associate at Goodwin Procter LLP, New York, N.Y. from September 2001 to March 2004 and Hogan & Hartson LLP, New York, N.Y. from April 2004 to July 2005.

Item 2.    Properties.

        Our executive offices are located at 60 Cutter Mill Road, Great Neck, New York, where we currently occupy approximately 12,000 square feet with Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc. and other related entities. The building in which our executive offices are located is owned by a subsidiary of Gould Investors L.P. For fiscal 2011, we contributed $87,000 to the annual rent of $473,000 paid by Gould Investors L.P., REIT Management Corp., One Liberty Properties, Inc., and related entities. We also lease, under a direct lease with the Gould Investors L.P. subsidiary, an additional 1,800 square feet directly adjacent to the 12,000 square feet at an annual rental of $61,000.

        At September 30, 2011, we owned four real estate properties, with an aggregate book value of $59.3 million, of which two properties with a book value of $8 million were acquired in foreclosure proceedings. The properties owned by our Newark Joint Venture, with a book value of $48.1 million as of September 30, 2011, represent 25.1% of our total assets as of September 30, 2011. No other real estate property owned by us represents 5% of our total assets as of September 30, 2011. See "Item 1. Business—Our Real Estate Assets" and "Item 1. Business—Newark Joint Venture" for a schedule of the real property assets acquired by us in foreclosure proceedings and owned at September 30, 2011 and information relating to the Newark Joint Venture.

Item 3.    Legal Proceedings.

        None.

Item 4.    [Removed and Reserved]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares of beneficial interest, or Common Shares, are listed on the New York Stock Exchange, or the NYSE, under the symbol "BRT." The following table shows for the periods indicated, the high and low sales prices of the Common Shares as reported in the consolidated transaction reporting system.

	Fiscal 2011		Fiscal 2010
Quarter Ended	High	Low	High	Low
December 31	$7.40	$6.28	$5.84	$4.35
March 31	7.46	6.25	6.79	4.36
June 30	6.67	6.23	7.25	5.18
September 30	6.48	5.90	6.50	4.84

        On November 30, 2011, the high and low sales prices of our Common Shares on the NYSE was $6.28 and $6.20, respectively.

        As of November 30, 2011, there were approximately 1,109 holders of record of our Common Shares.

        We did not pay any cash dividends in fiscal 2011 or 2010. Our tax loss carry forward at December 31, 2010, was approximately $70 million; therefore, we do not anticipate paying cash dividends in the near future.

Stock Performance Graph

        This graph compares the performance of our shares with the Standard & Poor's 500 Stock Index and a peer group index consisting of publicly traded mortgage REITs. The graph assumes $100 invested on September 30, 2006 and assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BRT Realty Trust, the S&P 500 Index
and the FTSE NAREIT Mortgage REITs Index

*
$100 invested on 9/30/06 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/06	9/07	9/08	9/09	9/10	9/11
BRT Realty Trust	100.00	67.03	41.17	32.71	36.66	35.69
S&P 500	100.00	116.44	90.85	84.58	93.17	94.24
FTSE NAREIT Mortgage REITs	100.00	61.39	42.47	53.35	58.80	60.63

Issuer Purchases of Equity Securities

        In September 2011, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which we may, through September 30, 2013, expend up to $2 million to repurchase our common shares. The following table provides information about the purchases we made in the indicated period (no purchases were effected in July and August 2011):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2011	7,305	$6.35	7,305	$1,953,600

Item 6.    Selected Financial Information.

        The following table, not covered by the report of the independent registered public accounting firm, sets forth selected historical financial data for each of the fiscal years indicated. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.

	2011	2010	2009	2008	2007
(Dollars in thousands, except per share amounts)
Operating statement data:
Total revenues	$17,881	$8,135	$12,154	$21,990	$42,900
Total expenses(1)(2)	13,834	19,844	36,329	35,554	30,570
Gain on sale of available-for-sale securities	1,319	1,586	1,016	19,940	19,455
Loss (gain) on extinguishment of debt	(2,138)	—	6,443	—	—
Income (loss) from continuing operations	3,578	(9,927)	(19,236)	7,734	34,702
Income (loss) from discontinued operations(3)	1,346	590	(29,124)	(7,855)	368
Net income (loss) attributable to common shareholders	6,374	(8,015)	(47,755)	(260)	35,070
Earnings (loss) per beneficial share:
Income (loss) from continuing operations	$.35	$(.62)	$(2.50)	$.65	$3.30
Income (loss) from discontinued operations	.10	.04	(1.60)	(.67)	.04

Basic earnings (loss) per share	$.45	$(.58)	$(4.10)	$(.02)	$3.34
Income (loss) from continuing operations	$.35	$(.62)	$(2.50)	$.65	$3.29
Income (loss) from discontinued operations	.10	.04	(1.60)	(.67)	.04

Diluted earnings (loss) per share	$.45	$(.58)	$(4.10)	$(.02)	$3.33
Distribution per common share(4)	—	—	$1.15	$3.19	$2.44
Balance sheet data:
Total assets	$191,012	$186,266	$193,333	$270,020	$328,109
Earning real estate loans(5)	67,266	17,263	44,677	95,228	185,899
Non-earning real estate loans(5)	—	35,143	2,836	18,407	63,627
Purchase money mortgage loans	—	5,340	16,804	—	—
Real estate loans held for sale	8,446	—	16,915	—	—
Real estate properties, net	59,277	55,843	55,544	14,154	3,336
Cash and cash equivalents	44,025	58,497	25,708	35,765	17,103
Available-for-sale securities at market	2,766	10,270	8,963	10,482	34,936
Real estate properties held for sale	—	—	14,204	62,858	9,355
Junior subordinated notes	37,400	40,815	40,234	56,702	56,702
Mortgages payable	14,417	12,557	9,460	2,315	2,395
Total BRT Realty Trust shareholders' equity	129,063	124,554	121,227	186,772	235,175

(1)
Includes $3,165, $17,110, $15,260 and $9,300 of provision for loan losses for fiscal 2010, 2009, 2008 and 2007, respectively.

(2)
Includes $2,625, $1,272 and $1,050 of impairment charges in fiscal 2010, 2009 and 2008, respectively.

(3)
Includes $745, $29,774 and $8,165 of impairment charges for fiscal 2010, 2009 and 2008, respectively.

(4)
The distributions in fiscal 2008, 2007 and 2006 were paid wholly in cash. In September 2009, a distribution of $1.15 per share was declared and in October 2009 was paid in a combination of an aggregate of $13,308 in cash, representing 10% of this distribution, and the balance in our common shares. The cash amount was allocated pro rata among all shareholders who elected to receive cash. Since any shareholder electing to receive cash could not receive the entire dividend in cash, the remainder of the dividend was paid to shareholders electing to receive cash in our common shares. Shareholders who did not elect cash received the entire dividend in our common shares.

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

        The following highlights our results of operations for fiscal 2011 and our financial condition at fiscal year-end:

  •
  we originated $131.3 million of mortgage loans in fiscal 2011 ($28.3 million, $60.5 million, $23.6 million and $18.9 million in the first, second, third and fourth fiscal quarters, respectively) compared to $17.9 million in fiscal 2010 and $12.7 million in fiscal 2009;

  •
  we have cash and cash equivalents and available-for-sale securities of approximately $46.8 million and $84.3 million, at September 30, 2011 and December 5, 2011, respectively;

  •
  our performing loan portfolio increased 290% from $17.3 million at September 30, 2010 to $67.3 million at September 30, 2011;

  •
  our non-performing loan portfolio decreased from $35.1 million at September 30, 2010 to zero at September 30, 2011;

  •
  interest and fee income in fiscal 2011 increased $6.5 million or 166% from fiscal 2010;

  •
  in fiscal 2011, we entered into a revolving credit facility to provide additional liquidity and lending capacity; and

  •
  we restructured our junior subordinated notes in March 2011 by repaying at par $5.0 million of the principal amount outstanding and obtaining an interest rate reduction; and as a result we estimate a reduction in our interest costs associated with these notes by approximately $588,000 and $1.72 million in fiscal 2012 and 2013, respectively.

        We cannot predict with any certainty the potential impact the current economic uncertainty will have on our future financial performance. Until there is consistent and considerable improvement in the overall economy, we could experience (i) limited origination activity, (ii) borrower defaults, (iii) loan loss provisions and impairment charges, (iv) foreclosure actions (with an increase in expenses incurred in pursuing such actions), (v) the acquisition of additional properties in foreclosure proceedings, (vi) significant expenses for stabilizing, repairing and operating properties acquired in foreclosure proceedings, and (vii) reduced access to capital and increased cost of financing, all of which could result in a decline in our revenues and generate operating losses.

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010

Revenues

        The following table compares our revenues for the periods indicated:

	Fiscal
			Increase (Decrease)
(Dollars in thousands):	2011	2010		% Change
Interest on real estate loans	$8,234	$2,412	$5,822	241%
Interest on purchase money mortgage loans	266	1,212	(946)	(78)%
Loan fee income	1,828	253	1,575	623%
Rental revenue from real estate properties	3,456	3,422	34	1%
Recovery of previously provided allowance	3,595	365	3,230	885%
Other, primarily investment income	502	471	31	7

Total revenues	$17,881	$8,135	$9,746	120%

        Interest on real estate loans.    The increase is primarily due to a $48.3 million increase in the average balance of earning loans outstanding attributable to additional loan originations, which we believe is the result of improved economic conditions. The weighted average interest rate on performing loans was 12.17% in both fiscal 2011 and 2010. Continuing economic uncertainty in fiscal 2012 may result in reduced loan originations and reduced interest on real estate loans and loan fee income.

        Interest on purchase money mortgages.    The decrease is attributable to a reduction in the average balance of these outstanding mortgages as loans with an aggregate principal balance of $5.34 million were paid off since the fourth quarter of fiscal 2010. We had originated purchase money mortgages in fiscal 2009 to facilitate the sale of properties we acquired in foreclosure.

        Loan fee income.    The increase is due to the amortization of loan fees received on the increase in loans originated during fiscal 2011.

        Recovery of previously provided allowance.    The increase reflects the reversal of a previously provided loan loss allowance of $2.5 million allocated to a non-performing loan that was sold in the quarter ended March 31, 2011 and the recovery of $1 million on a loan charged off in a prior year.

Expenses

        The following table compares our expenses for the periods indicated:

	Fiscal
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Interest on borrowed funds	$2,112	$2,584	$(472)	(18.3)%
Advisor's fee, related party	916	785	131	16.7%
Provision for loan loss	—	3,165	(3,165)	NM*
Impairment charges	—	2,625	(2,625)	NM*
Foreclosure related professional fees	579	673	(94)	(13.9)%
General and administrative	6,149	6,063	86	1.4%
Operating expenses related to real estate properties	3,340	3,216	124	3.9%
Amortization and depreciation	738	733	5	1%

Total expenses	$13,834	$19,844	$(6,010)	(30.3)%

*
Not meaningful.

        Interest on borrowed funds.    Approximately $508,000 of the decrease is attributable to the restructuring of the junior subordinated notes in March 2011 (of which $433,000 is due to the reduction of the interest rate and $75,000 is due to the decrease in the principal amount outstanding) and approximately $449,000 is due to the capitalization of interest with respect to a Newark, NJ assemblage site currently under development. The decrease was partially offset by a $448,000 increase in mortgage interest due to the aggregate net increase of $1.86 million in mortgage debt outstanding. This debt increased due to the borrowing with respect to the $8.6 million financing facility for the Newark Joint Venture. The $4 million outstanding at September 30, 2011 under this facility bears interest at the rate of 17% per year.

        Advisor's fee, related party.    The fee is calculated based on invested assets and increased because of the increase in our portfolio of loans and real estate assets due to increased originations in fiscal 2011.

        Provision for loan losses.    In fiscal 2010, we recorded $3,165,000 of loan loss provisions. There were no such provisions in fiscal 2011.

        Impairment Charges.    In fiscal 2010, we recorded $2,625,000 of impairment charges. There were no such charges in fiscal 2011.

        Foreclosure related professional fees.    Fees decreased primarily due to the resolution in fiscal 2011 of substantially all of the bankruptcy, foreclosure and related proceedings in which we were involved.

        General and administrative expense.    This increase is attributable primarily to an increase of $440,000 in payroll related costs reflecting higher salaries, commissions, pension and medical expenses, partially offset by an aggregate approximately $412,000 decline in professional fees, travel related, public company and various miscellaneous expenses.

        Operating expenses related to real estate owned.    This increase is attributable primarily to increases in maintenance, insurance and professional fees on our Newark property partially offset by a $134,000 decline in real estate tax expense on a land parcel we own in Daytona, FL.

Other revenue and expense items

        The following table compares other revenue and expense items for the years indicated:

	Fiscal
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Equity in earnings of unconsolidated ventures	$350	$196	$154	78.4%
Gain on sale of available-for-sale securities	1,319	1,586	(267)	(16.8)%
Loss on extinguishment of debt	(2,138)	—	(2,138)	NM

        Equity in earnings of unconsolidated ventures.    The increase is attributable to $99,000 of income generated with respect to the activities of the Torchlight joint venture and $54,000 attributable to increased rental income at one of our other ventures properties.

        Gain on sale of available-for-sale securities.    During fiscal 2011, we sold available-for-sale securities with a cost basis of $6.3 million for $7.6 million, recognizing a gain of $1.3 million. During fiscal 2010, we sold available-for-sale securities with a cost basis of $1.8 million for $3.4 million recognizing a gain of $1.6 million.

        Loss on extinguishment of debt.    In March 2011, we restructured our outstanding junior subordinated notes. Pursuant to the restructuring, we repaid $5.0 million of the notes at par and reduced the interest rate on the remaining outstanding notes through the April 2036 maturity date. For accounting purposes this restructuring was treated as an extinguishment of debt, and accordingly, we recognized a loss of $2.1 million which represented the unaccreted principal balance of the notes and the related unamortized costs.

Discontinued operations

        In fiscal 2011, we had income from discontinued operations of $1.3 million due to the sale of two cooperative apartment units in New York and the payoff of a loan which was classified as real estate for accounting purposes. In fiscal 2010, discontinued operations represented the loss from operations of $602,000 primarily from two multi-family garden apartment properties and a hotel property, an impairment charge of $745,000 which related to a multi-family garden apartment property and gains of $1,937,000 from the sale of two multi-family properties, a hotel property and coop and condominium units.

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

Revenues

        The following table compares our revenues for the periods indicated:

	Fiscal
			Increase (Decrease)
(Dollars in thousands):	2010	2009		% Change
Interest on real estate loans	$2,412	$8,577	$(6,165)	(71.9)%
Interest on purchase money mortgage loans	1,212	246	966	392.7%
Loan fee income	253	887	(634)	(71.5)%
Rental revenue from real estate properties	3,422	1,718	1,704	99.2%
Recovery of previously provided allowance	365	—	365	NM
Other, primarily investment income	471	726	(255)	(35.1)%

Total revenues	$8,135	$12,154	$(4,019)	(33.1)%

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

Expenses

        The following table compares expenses for the periods indicated:

	Fiscal
			Increase (Decrease)
(Dollars in thousands)	2010	2009		% Change
Interest on borrowed funds	$2,584	$4,719	$(2,135)	(45.3)%
Advisor's fee, related party	785	1,173	(387)	(33.0)%
Provision for loan loss	3,165	17,110	(13,945)	(81.5)%
Impairment charges	2,625	1,272	1,353	106.4%
Foreclosure related professional fees	673	908	(235)	(25.9)%
Debt restructuring charges	—	685	(685)	NM
General and administrative	6,063	7,045	(982)	(13.9)%
Operating expenses related to real estate properties	3,216	2,133	1,079	50.1%
Amortization and depreciation	733	1,284	(551)	(43.0)%

Total expenses	$19,844	$36,329	$(16,485)	(45.4)%

        Interest on borrowed funds.    The components of the decrease are as follows: (a) $1.09 million is due to the restructuring effected in fiscal 2009 of our junior subordinated notes; (b) $787,000 is attributable to the $15.5 million decrease in the average outstanding balance of our junior subordinated notes which decrease in turn is attributable to our partial repayment of these notes at the end of the fourth quarter of fiscal 2009; (c) $146,000 is due to the reduction of amounts borrowed due to our termination of the credit facility in the third quarter of fiscal 2009; (d) $311,000 is attributable to the reduction in amortization of deferred borrowing costs resulting primarily from our termination of the credit facility; (e) $527,000 is attributable to increased balances of mortgages outstanding on our Newark properties; and (f) $328,000 is due to the capitalization of interest expense allocated to the development of one of the Newark, NJ Assemblages.

        Advisor's fee, related party.    The fee is calculated based on invested assets and decreased because of the decrease in our portfolio of loans and real estate assets. These assets decreased because of our foreclosure of defaulted mortgage loans and the subsequent sale of the underlying real estate.

        Provision for loan losses.    In fiscal 2010 we took loan loss provisions against two loans with an aggregate outstanding balance of $26.7 million. In fiscal 2009, the loan loss provision was taken against 22 loans with an aggregate principal balance $65.8 million.

        Impairment charges.    The impairments in fiscal 2010 were taken against two properties, of which $2.5 million relates to a parcel of unimproved land located in South Daytona Beach, Florida and the $125,000 balance was taken against six individual condominium units located in Apopka, Florida. In fiscal 2009, we took an impairment charge against one property in our real estate portfolio located in Manhattan, New York.

        Foreclosure related professional fees.    Fees decreased due to the decrease in foreclosure actions and workout activity as many of the foreclosure actions pending in fiscal 2009 were concluded in fiscal 2009 or early fiscal 2010.

        Debt restructuring charges.    This represents legal expenses and third party costs incurred in fiscal 2009 in connection with the restructuring of our trust preferred securities. There was no comparable expense in fiscal 2010.

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

        Operating expenses related to real estate properties.    The increase is attributable to the inclusion, for a full fiscal year, of the operating expenses related to our Newark Joint Venture properties. In fiscal 2009, such expenses were only incurred in the fourth fiscal quarter.

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

Discontinued operations

        The following table compares the components of our discontinued operations for the periods indicated:

	Fiscal
			Increase (Decrease)
(Dollars in thousands)	2010	2009		% Change
Loss from operations	$(602)	$(1,549)	$947	61.1%
Impairment charges	(745)	(29,774)	29,029	97.5%
Gain on sale of real estate assets	1,937	2,199	(262)	(11.9)%

Income (loss) from discontinued operations	$590	$(29,124)	$29,714	102.0%

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

Liquidity and Capital Resources

        Liquidity is a measurement of our ability to meet cash requirements, including to fund loan originations, pay operating expenses, repay borrowings, and other general business needs. We require capital to fund loan originations, acquire properties and pay operating expenses. Our current sources of capital and liquidity primarily consist of our cash, marketable securities, revolving credit facility and effective November 2012, our participation arrangement with 512 Lending. Our total available liquidity at September 30, 2011 and December 5, 2011, without giving effect to this participation arrangement, was approximately $60.3 million and $84.3 million, respectively.

        We believe we have sufficient capital to meet our operating expenses in fiscal 2012, and to fund any capital contributions required by the Newark Joint Venture. We also have funds available to engage in our primary lending business and to make property acquisitions.

        The Newark Joint Venture may borrow up to $8.6 million (of which $4.0 million had been borrowed at September 30, 2011) to fund specified development activities with respect to the Teachers Village project. While it is currently seeking up to $150 million in financing from public and private sources to fund the further development and construction of this project, no assurance can be given that the Newark Joint Venture will obtain the necessary financing on acceptable terms or if such financing is obtained, that such project will be profitable for us.

Participation Arrangement

        In November 2011, we entered into an arrangement with 512 Lending, LLC pursuant to which each of us, with specified exceptions, must present to the other the opportunity (but not the obligation) to participate in loans such party originates. The arrangement expires in December 2014, subject to earlier termination by either party on not less than 60 days' notice for any reason. It is generally anticipated that 512 Lending will fund between 50% to 80% of the principal amount of loans we originate and in which they elect to participate and that we will fund up to 20% of the principal amount of loans they originate and in which we elect to participate.

Credit Facility

        A subsidiary of ours is able to borrow funds to originate loans and for its general corporate purposes through a senior secured revolving credit facility with Capital One, National Association. The maximum amount that may be borrowed is the lesser of $25 million and the borrowing base. The borrowing base is generally equal to 40% to 65% (depending on, among other things, the type of property secured by the eligible mortgage receivables pledged to the lender and the operating income of the related property) of such receivables. Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures June 21, 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at our option into an 18 month term loan. We have guaranteed the payment and performance of our subsidiary's obligations under the facility. At September 30, 2011 and November 30, 2011, no amount was outstanding thereunder.

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

Disclosure of Contractual Obligations

        The following table sets forth as of September 30, 2011 our known contractual obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations	$7,385	$403	$1,354	$42,675	$51,817
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligation(1)	113	222	222	477	1,034
Purchase Obligations(2)	1,410	3,007	1,694	—	6,111
Other Long-Term Liabilities Reflected on the Trust's Balance Sheet Under GAAP	—	—	—	—	—

Total	$8,908	$3,632	$3,270	$43,152	$58,962

(1)
Includes $53,000 per annum estimated to be payable pursuant to a five year lease to be entered into with our affiliate.

(2)
Reflects the minimum payment of $750,000 payable commencing January 1, 2012 for every twelve month period pursuant to our Advisory Agreement, as amended, with REIT Management. This agreement terminates June 30, 2014. Also includes an estimated $847,000 payable annually pursuant to the Shared Services Agreement. This estimate reflects the amount paid in fiscal 2011 pursuant to the Shared Services Agreement. No amount has been reflected as payable pursuant to such agreement after five years as such amount is not determinable. See "Business—Our Structure."

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

        In reviewing the value of the collateral underlying a loan and the real estate assets owned, whether by us or our joint ventures, if there is an indicator of impairment, we seek to arrive at the fair value of each piece of collateral and each real estate asset by using one or more valuation techniques, such as comparable sales, discounted cash flow analysis or replacement cost analysis. Determination of the fair value of the collateral securing a loan requires significant judgment, estimates and discretion by management. Our real estate assets (other than real estate held for sale) and our joint ventures' real estate assets are evaluated for indicators of impairment using an undiscounted cash flow analysis. If the analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover the investment made by us or any joint venture, as the case may be, an impairment provision will be calculated based upon the excess of the carrying amount of the property over its fair value using a discounted cash flow model. Real estate assets are valued at the lower of the recorded cost or estimated fair value. We do not obtain any third party appraisals regarding the value of the property securing loans made by us or our joint ventures, or the real estate assets owned by us or our joint ventures. Instead, we rely on our own "in-house" valuations. Any valuation allowances taken with respect to our loan portfolio or real estate assets reduces our net income, assets and shareholders' equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. For fiscal 2010, $3.17 million of loan loss provisions were recorded against our mortgage portfolio and $3.37 million of impairment charges were taken with respect to our real estate assets (including real estate properties held for sale). In fiscal 2011, no such provisions or changes were taken.

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

        In December 2008, our board of trustees suspended the payment of regular quarterly dividends. No dividends were paid in fiscal 2011 or 2010. At December 31, 2010, we had a net operating loss carry-forward of $70.5 million and we anticipate utilizing approximately $8.2 million in calendar 2011. Since we can offset our future taxable income against our tax loss carry-forward until the earlier of 2028 or the tax loss carry-forward has been fully used, we do not expect to pay a dividend in calendar 2012 and it is unlikely that we will be required to pay a dividend for several years thereafter to maintain our REIT status. Although our board of trustees reviews the payment of dividends periodically, there is no expectation that a dividend will be paid in the 2012 calendar year and for several years thereafter.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

        Our primary component of market risk is interest rate sensitivity. Our interest income is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate. At September 30, 2011, approximately 82% of the principal amount of our outstanding mortgage loans were comprised of variable rate loans tied to the prime rate and with a stated minimum rate. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables as of September 30, 2011 and believe that a one percent increase in interest rates would cause an increase in income before taxes of $513,000 and a one percent decline in interest rates would not cause a decrease in income before taxes because all of our variable rate loans have a stated minimum rate. As of September 30, 2011, 71% of our loan portfolio was secured by properties located in the New York metropolitan area, and we are therefore subject to risks associated with the New York economy.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item appears in a separate section of this Report following Part IV.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

        A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, we took no corrective measures.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

        Based on its assessment, our management believes that, as of September 30, 2011, our internal control over financial reporting was effective based on those criteria.

        Our independent auditors, BDO USA, LLP, have issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        On December 8, 2011, the Board of Trustees adopted, subject to shareholder approval, the Trust's 2012 Incentive Plan. This plan provides for the grant of up to 600,000 common shares pursuant to stock options, restricted stock, restricted stock units and performance share awards. Directors, officers, employees and consultants are entitled to participate in the Plan. Awards to be granted under the plan are subject to the terms and conditions imposed by the plan and by the plan administrators. Subject to earlier termination at the discretion of the plan administrators, the plan terminates ten years after its adoption by shareholders.

        On December 8, 2011, the Board of Trustees approved an amendment to the Advisory Agreement between us and REIT Management, which amendment is effective as of January 1, 2011. See "Business-Our Structure" for further information regarding this amendment.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by Item 10 is incorporated herein by reference to the applicable information to be in the proxy statement to be filed for our 2012 Annual Meeting of Shareholders.

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by Item 11 will be included in the proxy statement to be filed relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Except as set forth below, the information required by Item 12 will be included in the proxy statement to be filed relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

  Equity Compensation Plan Information

        The table below provides information as of September 30, 2011 with respect to our Common Shares that may be issued upon exercise of outstanding options, warrants and rights:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available-for future issuance under equity compensation plans— excluding securities reflected in column (a)
Equity compensation plans approved by security holders	11,000	(1)	$8.25	229,560
Equity compensation plans not approved by security holders	100,000		$9.00	—
Total	111,000	(2)	—	229,560

(1)
Excludes 491,705 shares of restricted stock issued to officers, directors, employees and consultants. These restricted shares generally vest five years from the effective date of the award, subject to acceleration as provided in the agreement and incentive plan governing same. These shares vest as follows: 40,925 shares in 2012; 62,780 shares in 2013; 125,350 shares in 2014; 124,550 shares in 2015 and 138,100 shares in 2016.

(2)
Represents warrants to acquire up to 100,000 common shares at an exercise price of $9.00 per share, subject to adjustment as provided for therein. These warrants were issued to an affiliate of Torchlight Investors in connection with our joint venture and expire in May 2012.

Item 13.    Certain Relationships and Related Transactions.

        The information concerning relationships and certain transactions required by Item 13 will be included in the proxy statement to be filed relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information concerning our principal accounting fees required by Item 14 will be included in the proxy statement to be filed relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
1.
All Financial Statements.

The response is submitted in a separate section of this report following Part IV.

2.
Financial Statement Schedules.

The response is submitted in a separate section of this report following Part IV.

3.
Exhibits:

In reviewing the agreements included as exhibits to this Annual Report on Form10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Title of Exhibits
3.1	Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2005).
3.2	By-laws (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2005).
3.3	Amendment to By-laws, dated December 10, 2007 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 11, 2007).
4.1	Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 18, 2011).

Exhibit No.	Title of Exhibits
4.2	Warrant to purchase 100,000 shares of beneficial interest of BRT Realty Trust (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 7, 2011).
10.1*	Amended and Restated Advisory Agreement, effective as of January 1, 2007, between us and REIT Management Corp. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 27, 2006).
10.2*
Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., us, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10.2 to our Form 10-K filed December 11, 2008).
10.3
Amended and Restated Limited Liability Company Operating Agreement by and among TRB Newark Assemblage LLC, TRB Newark TRS, LLC, RBH Capital, LLC and RBH Partners LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 9, 2009).
10.4*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to our Form 10-K for the year ended September 30, 2010).
10.5
Loan and Security Agreement, dated as of June 22, 2011, among BRT RLOC LLC, as borrower, BRT Realty Trust, as guarantor, BRT Realty Trust, as servicer, Capital One, National Association, as agent, Capital One, National Association, as custodian, and the lenders from time-to-time party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 23, 2011).
10.6	Guaranty dated as of June 22, 2011, by us in favor of Capital One, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 23, 2011).
10.7
Account Control Agreement dated as of June 22, 2011 among Capital One, National Association, BRT RLOC LLC, and Capital One, National Association, as Agent (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on June 23, 2011).
10.8	Revolving Loan Note dated as of June 22, 2011 (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on June 23, 2011).
10.9	Servicing and Asset Management Agreement between us and BRT RLOC, LLC. (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on June 23, 2011).
10.10
Custodial Agreement, dated as of June 22, 2011, among Capital One, National Association, as custodian, BRT RLOC LLC, us, as servicer and Capital One, National Association, as agent (incorporated by reference to Exhibit 10.6 to our Form 8-K filed on June 23, 2011).
10.11
Limited Liability Company Agreement of BRTL LLC dated as of June 2, 2011 by and among BRTL LLC, Debt Opportunity Fund III, LLC and BRT Torch Member LLC (incorporated by reference to exhibit 10.1 to our Form 8-K filed on June 7, 2011).
10.12	Servicing and Asset Management Agreement made as of June 2, 2011 between BRT Realty Trust and BRTL LLC (incorporated by reference to exhibit 10.2 to our Form 8-K filed on June 7, 2011).
10.13
Pledge and Security Agreement dated as of June 2, 2011 made by BRT Torch Member LLC in favor of Debt Opportunity Fund III, LLC (incorporated by reference to exhibit 10.3 to our Form 8-K filed on June 7, 2011).

Exhibit No.	Title of Exhibits
10.14*	2009 Incentive Plan
10.15*	Amendment No. 1 dated as of December 8, 2011 to Amended and Restated Advisory Agreement between us and REIT Management.
14.1	Revised Code of Business Conduct and Ethics of BRT Realty Trust, adopted June 12, 2006 (incorporated by reference to Exhibit 14.1 to the Form 8-K of BRT Realty Trust filed June 14, 2006).
21.1	Subsidiaries
23.1	Consent of BDO USA LLP
23.2	Consent of Ernst & Young, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act")
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Act
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Act
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Indicates management contract or compensatory plan or arrangement.
(b)
Exhibits.

See Item 15(a)(3) above. The file number for all the exhibits incorporated by reference is: 001-07172.

(c)
Financial Statements.

See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST
Date: December 8, 2011	By:	/s/ JEFFREY A. GOULD Jeffrey A. Gould Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ FREDRIC H. GOULD Fredric H. Gould	Chairman of the Board	December 8, 2011
/s/ JEFFREY A. GOULD Jeffrey A. Gould	Chief Executive Officer, President and Trustee (Principal Executive Officer)	December 8, 2011
/s/ KENNETH BERNSTEIN Kenneth Bernstein	Trustee	December 8, 2011
/s/ ALAN GINSBURG Alan Ginsburg	Trustee	December 8, 2011
/s/ MATTHEW J. GOULD Matthew J. Gould	Trustee	December 8, 2011
/s/ LOUIS C. GRASSI Louis C. Grassi	Trustee	December 8, 2011
/s/ GARY HURAND Gary Hurand	Trustee	December 8, 2011
/s/ JEFFREY RUBIN Jeffrey Rubin	Trustee	December 8, 2011
/s/ JONATHAN SIMON Jonathan Simon	Trustee	December 8, 2011
/s/ ELIE WEISS Elie Weiss	Trustee	December 8, 2011
/s/ GEORGE E. ZWEIER George E. Zweier	Chief Financial Officer, Vice President (Principal Financial and Accounting Officer)	December 8, 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
BRT Realty Trust and Subsidiaries

        We have audited BRT Realty Trust and Subsidiaries' (the "Trust") internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures—Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, BRT Realty Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of BRT Realty Trust and Subsidiaries as of September 30, 2011, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended and our report dated December 12, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA LLP
New York, New York December 12, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
BRT Realty Trust and Subsidiaries

        We have audited the accompanying consolidated balance sheet of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 2011 and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

        We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BRT Realty Trust and Subsidiaries at September 30, 2011 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRT Realty Trust and Subsidiaries' internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA LLP
New York, New York December 12, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
BRT Realty Trust and Subsidiaries

        We have audited the accompanying consolidated balance sheet of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 2010 and the related consolidated statements of operations, equity, and cash flows for the years ended September 30, 2010 and 2009. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRT Realty Trust and Subsidiaries at September 30, 2010, and the consolidated results of their operations and their cash flows for the years ended September 30, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, New York December 13, 2010

BRT REALTY TRUST AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30,
	2011	2010
ASSETS
Real estate loans
Earning interest	$67,266	$17,263
Non-earning interest	—	35,143

	67,266	52,406
Deferred fee income	(576)	(245)
Allowance for possible losses	—	(3,165)

	66,690	48,996
Purchase money mortgage loans	—	5,340
Real estate loan held for sale	8,446	—
Real estate properties net of accumulated depreciation of $2,511 and $1,806	59,277	55,843
Investment in unconsolidated ventures	4,247	775
Cash and cash equivalents	44,025	58,497
Available-for-sale securities at market	2,766	10,270
Other assets	5,561	6,545

Total Assets	$191,012	$186,266

LIABILITIES AND EQUITY
Liabilities:
Junior subordinated notes	$37,400	$40,815
Mortgages payable	14,417	12,557
Accounts payable and accrued liabilities	948	1,332
Deposits payable	2,518	1,723

Total Liabilities	55,283	56,427
Commitments and contingencies	—	—
Equity:
BRT Realty Trust shareholders' equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 14,994 and 15,148 issued	44,981	45,445
Additional paid-in capital	171,889	172,268
Accumulated other comprehensive income—net unrealized gain on available-for-sale securities	278	1,594
Accumulated deficit	(77,015)	(83,389)
Cost of 1,422 and 1,460 treasury shares of beneficial interest	(11,070)	(11,364)

Total BRT Realty Trust shareholders' equity	129,063	124,554
Non-controlling interests	6,666	5,285

Total Equity	135,729	129,839

Total Liabilities and Equity	$191,012	$186,266

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except share data)

	Year Ended September 30,
	2011	2010	2009
Revenues:
Interest on real estate loans	$8,234	$2,412	$8,577
Interest on purchase money mortgage loans	266	1,212	246
Loan fee income	1,828	253	887
Rental revenue from real estate properties	3,456	3,422	1,718
Recovery of previously provided allowances	3,595	365	—
Other, primarily investment income	502	471	726

Total revenues	17,881	8,135	12,154

Expenses:
Interest on borrowed funds	2,112	2,584	4,719
Advisor's fees, related party	916	785	1,173
Provision for loan losses	—	3,165	17,110
Impairment charges	—	2,625	1,272
Foreclosure related professional fees	579	673	908
Debt restructuring charges	—	—	685
General and administrative—including $847, $822 and $1,002 to related party	6,149	6,063	7,045
Operating expenses relating to real estate properties	3,340	3,216	2,133
Amortization and depreciation	738	733	1,284

Total expenses	13,834	19,844	36,329

Total revenues less total expenses	4,047	(11,709)	(24,175)
Equity in earnings (loss) of unconsolidated ventures	350	196	(2,791)
Gain on sale of joint venture interest	—	—	271
Gain on sale of available-for-sale securities	1,319	1,586	1,016
(Loss) gain on extinguishment of debt	(2,138)	—	6,443

Income (loss) from continuing operations	3,578	(9,927)	(19,236)

Discontinued operations:
Loss from operations	—	(602)	(1,549)
Impairment charges	—	(745)	(29,774)
Gain on sale of real estate assets	1,346	1,937	2,199

Discontinued operations	1,346	590	(29,124)

Net income (loss)	4,924	(9,337)	(48,360)
Plus: net loss attributable to non-controlling interests	1,450	1,322	605

Net income (loss) attributable to common shareholders	$6,374	$(8,015)	$(47,755)

Basic and diluted per share amounts attributable to common shareholders:
Income (loss) from continuing operations	$.35	$(.62)	$(2.50)
Discontinued operations	.10	.04	(1.60)

Basic and diluted earnings (loss) per share	$.45	$(.58)	$(4.10)

Amounts attributable to BRT Realty Trust:
Income (loss) from continuing operations	$5,028	$(8,605)	$(18,631)
Discontinued operations	1,346	590	(29,124)

Net income (loss)	$6,374	$(8,015)	$(47,755)

Weighted average number of common shares outstanding:
Basic and diluted	14,041,569	13,871,668	11,643,972

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Equity

Years Ended September 30, 2011, 2010 and 2009

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit)	Treasury Shares	Non Controlling Interests	Total
Balances, September 30, 2008	$38,133	$166,402	$7,126	$(14,311)	$(10,578)	$121	$186,893
Distributions—common share ($1.15 per share)	—	—	—	(13,308)	—	—	(13,308)
Restricted stock vesting	—	(205)	—	—	205	—	—
Compensation expense—restricted stock	—	876	—	—	—	—	876
Contributions from non-controlling interests	—	—	—	—	—	5,534	5,534
Distributions to non-controlling interests	—	—	—	—	—	(60)	(60)
Shares repurchased (256,110 shares)	—	—	—	—	(943)	—	(943)
Net loss	—	—	—	(47,755)	—	(605)	(48,360)
Other comprehensive loss—net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $1,014 included in net loss)	—	—	(4,415)	—	—	—	(4,415)

Comprehensive loss	—	—	—	—	—	—	(52,775)

Balances, September 30, 2009	38,133	167,073	2,711	(75,374)	(11,316)	4,990	126,217
Shares issued—stock dividend (2,437,352 shares)	7,312	4,604	—	—	—	—	11,916
Restricted stock vesting	—	(242)	—	—	242	—	—
Compensation expense—restricted stock	—	833	—	—	—	—	833
Contributions from non-controlling interests	—	—	—	—	—	1,846	1,846
Distributions to non-controlling interests	—	—	—	—	—	(229)	(229)
Shares repurchased (52,403 shares)	—	—	—	—	(290)	—	(290)
Net loss	—	—	—	(8,015)	—	(1,322)	(9,337)
Other comprehensive loss—net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $1,557 included in net loss)	—	—	(1,117)	—	—	—	(1,117)

Comprehensive loss	—	—	—	—	—	—	(10,454)

Balances, September 30, 2010	45,445	172,268	1,594	(83,389)	(11,364)	5,285	129,839
Restricted stock vesting	—	(294)	—	—	294	—	—
Compensation expense—restricted stock	—	845	—	—	—	—	845
Issuance of warrants in connection with joint venture agreement	—	259	—	—	—	—	259
Contributions from non-controlling interests	—	—	—	—	—	3,181	3,181
Distributions to non-controlling interests	—	—	—	—	—	(66)	(66)
Purchase of minority interest	—	(429)	—	—	—	(284)	(713)
Shares repurchased (154,692 shares)	(464)	(760)	—	—	—	—	(1,224)
Net income (loss)	—	—	—	6,374	—	(1,450)	4,924
Other comprehensive loss—net unrealized loss on available-for-sale securities (net of reclassification adjustment for gains of $462 included in net loss)	—	—	(1,316)	—	—	—	(1,316)

Comprehensive income	—	—	—	—	—	—	3,608

Balances, September 30, 2011	$44,981	$171,889	$278	$(77,015)	$(11,070)	$6,666	$135,729

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,924	$(9,337)	$(48,360)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan loss	—	3,165	17,110
Recovery of previously provided allowances	(3,595)	(365)	—
Impairment charges	—	3,370	31,046
Amortization and depreciation	963	927	1,686
Amortization of deferred fee income	(1,777)	(219)	(897)
Accretion of junior subordinated notes principal	277	581	322
Amortization of securities discount	(28)	(69)	(28)
Amortization of restricted stock	845	833	876
Gain on sale of real estate assets from discontinued operations	(1,346)	(1,937)	(2,199)
Gain on sale of available-for-sale securities	(1,319)	(1,586)	(1,016)
Loss (gain) on extinguishment of debt	2,138	—	(6,443)
Equity in (earnings) loss of unconsolidated joint ventures	(350)	(196)	2,791
Gain on sale of joint venture interest	—	—	(271)
Distribution of earnings of unconsolidated joint ventures	210	193	185
Increase in straight line rent	(54)	(330)	(16)
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in interest and dividends receivable	(410)	398	754
Decrease (increase) in prepaid expenses	451	115	(1,876)
Increase (decrease) in accounts payable and accrued liabilities	375	(960)	(1,431)
Increase in deferred costs	(142)	—	—
(Increase) decrease in security deposits and other receivable	153	(270)	60
Other	127	(27)	280

Net cash provided by (used in) operating activities	1,442	(5,714)	(7,427)

Cash flows from investing activities:
Collections from real estate loans	66,072	22,475	20,207
Additions to real estate loans	(131,255)	(17,384)	(12,704)
Proceeds from the sale of loans and loan participations	46,147	16,815	—
Loan loss recoveries	1,039	227	2,417
Net costs capitalized to real estate owned	(3,605)	(4,120)	(4,721)
Collection of loan fees	2,465	419	557
Additions to real estate	(2,421)	—	(15,718)
Proceeds from sale of real estate owned	4,035	15,930	25,152
Proceeds from sale of available-for-sale securities	7,590	3,425	2,668
Purchase of available-for-sale securities	(55)	(4,194)	(4,520)
Proceeds from maturity of held-to-maturity security	—	1,000	—
Distributions of capital of unconsolidated joint ventures	1,010	1,701	4,111
Contributions to unconsolidated joint ventures	(4,045)	—	(781)
Proceeds from the sale of joint venture interests	—	—	1,350
Purchase of interest from non-controlling partner	(713)	—	—

Net cash (used in) provided by investing activities	(13,736)	36,294	18,018

BRT REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Dollars in Thousands)

	Year Ended September 30,
	2011	2010	2009
Cash flows from financing activities:
Proceeds from borrowed funds	—	—	6,000
Repayment of borrowed funds	—	—	(9,000)
Repayment of junior subordinated notes	(5,000)	—	(8,316)
Proceeds from mortgages payable	2,130	3,202	5,131
Mortgage principal payments	(270)	(105)	(86)
Increase in deferred borrowing costs	(926)	(821)	(987)
Cash distribution—common shares	—	(1,334)	(15,564)
Expenses associated with stock issuance	—	(60)	—
Capital contributions from non-controlling interests	3,181	1,846	3,117
Capital distributions to non-controlling interests	(68)	(229)	—
Repurchase of shares of beneficial interest	(1,225)	(290)	(943)

Net cash (used in) provided by financing activities	(2,178)	2,209	(20,648)

Net (decrease) increase in cash and cash equivalents	(14,472)	32,789	(10,057)
Cash and cash equivalents at beginning of year	58,497	25,708	35,765

Cash and cash equivalents at end of year	$44,025	$58,497	$25,708

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense, including capitalized interest of $775 and $328 in 2011 and 2010	$1,791	$2,120	$5,841

Cash paid during the year for income and excise taxes	$8	$17	$145

Non cash investing and financing activities:
Common stock dividend—portion paid in the Trust's common shares	—	$11,916	—

Reclassification of loans to real estate and real estate held for sale upon foreclosure	—	—	$43,329

Accrued distributions	—	—	$13,308

Junior subordinated notes redeemed to cancel statutory trust common securities	—	—	$1,702

Issuance of warrants in connection with joint venture agreement	$259

Seller financing provided for sale of real estate	—	—	$17,777

Reclassification of real estate properties to/from real estate held for sale	—	$8,552	$6,801

Assumption of mortgages of consolidated joint venture	—	—	$2,100

Reclassification of real estate loans to real estate loans held for sale	$8,446	—	$16,915

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Background

        BRT Realty Trust is a business trust organized in Massachusetts. Our primary business is to originate and hold for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. This includes originating loans to persons purchasing their own or third party mortgage debt, at a discount to the principal amount thereof. Generally, in such transactions, we purchase the mortgage and our counterparty is obligated to repurchase such mortgage within a specified period. The loans we originate generally have relatively high yields and are short-term or bridge loans with a duration ranging from six months to one year. It is our policy to lend at a floating rate of interest based on a spread over the prime rate, with a stated minimum rate, though we originate fixed rate loans as circumstances dictate. We receive an origination fee for the loans we originate. We conduct our operations to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.

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

        RBH-TRB Newark Holdings LLC was determined to be a Variable Interest Entity ("VIE") because the total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support by its equity holders. The Trust was determined to be the primary beneficiary as it has a controlling financial interest in the VIE as it has the obligation to absorb a majority of the VIE's expected losses. For these reasons, the Trust has consolidated the operations and assets of this VIE in the Trust's consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Loan commitment, origination and extension fee income on loans held in our portfolio is deferred and recorded as loan fee income over the life of the commitment and loan. Commitment fees are generally non-refundable. When a commitment expires or the Trust no longer has any other obligation to perform, the remaining fee is recognized into income.

        Rental revenue from real estate properties includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight line basis over the initial term of the lease.

        The basis on which cost was determined in computing the realized gain or loss on available-for-sale securities is specific cost.

Allowance for Possible Losses

        A loan evaluated for impairment is deemed to be impaired when based on current information and events, it is probable, in the judgment of management, that the Trust will not be able to collect all amounts due according to the contractual terms of the loan documents. When making this evaluation various factors are considered, as appropriate, including, market evaluations of the underlying collateral, estimated operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an estimated capitalization rate to the projected stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the evaluation, the value of the collateral securing the loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense. The fair values related to the collateral securing impaired loans based on discounted cash flow models are considered to be level 3 valuations within the fair value hierarchy. When the Trust acquires title to the property, the loan loss allowance is adjusted by charging off all amounts related to the loan and recording the property at its adjusted carrying value.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate Properties, Real Estate Properties Held For Sale and Loan Held For Sale

        Real estate properties are shown net of accumulated depreciation and includes real property acquired by foreclosure and similar proceedings.

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

        Real estate and real estate loans are classified as held for sale when management has determined that it has met the appropriate criteria in Accounting Standards Codification (ASC) 360. Real estate properties which are held for sale are not depreciated and their operations are shown in discontinued operations. Real estate assets and loans that are expected to be disposed of are valued at the lower of their carrying amount or their fair value less costs to sell on an individual asset basis.

        The Trust accounts for the sale of real estate when title passes to the buyer, sufficient equity payments have been received, there is no continuing involvement by the Trust and there is reasonable assurance that the remaining receivable, if any, will be collected.

Real Estate Asset Impairments

        The Trust reviews each real estate asset owned, including investments in real estate ventures to determine if there are indicators of impairment. If such indicators are present, the Trust determines whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets' carrying amount. Measurement of impairment is based upon the estimated fair value of the asset. In evaluating a property for impairment, various factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an impairment charge. The fair values related to the impaired real estate are considered to be a level 3 valuation within the fair value hierarchy.

Fixed Asset Capitalization

        A variety of costs may be incurred in the development of our properties. After a determination is made to capitalize a cost, it is allocated to the specific project that is benefited. The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

costs, interest costs, real estate taxes, and other costs incurred during the period of development. We consider a construction project as substantially completed when it is available for occupancy, but no later than one year from cessation of major construction activity. We cease capitalization when the project is available for occupancy.

Equity Based Compensation

        The Trust's compensation expense for restricted stock awards is amortized over the vesting period of such awards, based upon the estimated fair value of such restricted stock at the grant date. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, however, they are included in the calculation of both basic and diluted earnings per share as they participate in the earnings of the Trust.

Per Share Data

        Basic earnings (loss) per share was determined by dividing net income (loss) applicable to common shareholders for each year by the weighted average number of shares of beneficial interest outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that share in the earnings of the Trust. Diluted earnings per share was determined by dividing net income applicable to common shareholders for each year by the total of the weighted average number of shares of beneficial interest outstanding plus the dilutive effect of the Trust's unvested restricted stock and outstanding options and warrants using the treasury stock method.

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

Segment Reporting

        Management has determined that it operates in two reportable segments: a loan and investment segment and a real estate segment. The loan and investment segment includes all activities related to the origination and servicing of our loan portfolio and other investments and the real estate segment includes all activities related to the development, operation and disposition of the Trusts real estate assets. These two lines of business require different support infrastructures.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

        In June 2009, the FASB issued updated guidance, which amends guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance was effective for the first annual reporting period that began after November 15, 2009. The Trust adopted this guidance on October 1, 2010 and the adoption did not have a material impact on the consolidated financial statements.

        In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. This guidance became effective for public entities for interim and annual reporting periods ending on or after December 15, 2010. The Trust adopted this guidance on January 1, 2011 and the adoption did not have a material impact on the consolidated financial statements.

        In April 2011, the FASB issued Accounting Standard Unit (ASU) No. 2011-02 which is included in Accounting Standards Codification (ASC) 320, Receivables. This update requires a creditor to evaluate whether a restructuring constitutes a troubled debt restructuring by concluding that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. This guidance was effective for the Trust interim reporting beginning July 1, 2011. This guidance did not have a material impact on its financial condition, results of operations or disclosures.

        In May 2011, the FASB issued ASU No. 2011-04, which is included in ASC 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance will be effective for the Trust's interim and annual reporting periods beginning October 1, 2011, and applied prospectively. The Trust does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, which is included in ASC 220, Presentation of Comprehensive Income. This update improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance requires all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance will be effective for the Trust's interim and annual reporting periods beginning January 1, 2012, and applied retrospectively. The Trust does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 2—REAL ESTATE LOANS AND PURCHASE MONEY MORTGAGES

        At September 30, 2011, information as to real estate loans (excluding a real estate loan held for sale), all of which are earning, is summarized as follows (dollars in thousands):

	Real Estate Loans, Net	Percent
Multi-family residential	$26,300	39.2
Office	24,975	37.1
Industrial	11,874	17.6
Retail	4,117	6.1

	67,266	100%

Deferred fee income	(576)

Real estate loans, net	$66,690

        A summary of the changes in non-earning loans before allowance for possible losses of $3,165,000 and $1,618,000 for the years ended September 30, 2010 and 2009 respectively, is as follows (dollars in thousands):

	2011	2010	2009
Beginning principal balance	$35,143	$2,836	$18,407
Additions	—	34,563	68,184
Protective advances	—	—	93

Total additions	—	34,563	68,277
Payoffs and paydowns		(2,256)	(883)
Sale of loan	(26,655)	—	—
Reclassified to performing	—	—	(1,250)
Reclassified to real estate loan held for sale	(8,488)	—	(22,967)
Transferred to owned real estate	—	—	(56,448)
Direct charge off	—	—	(2,300)

Total reductions	(35,143)	(2,256)	(83,848)

Ending principal balance	$—	$35,143	$2,836

        There was no allowance for possible losses at September 30, 2011.

        At September 30, 2011, 2010 and 2009, no earning loans were deemed impaired and accordingly no loan loss allowances have been established against our earning portfolio. During the years ended September 30, 2011, 2010 and 2009, respectively, an average of $7,758,000, $23,526,000 and $34,932,000, respectively, of real estate loans were deemed impaired, and no interest income was recognized in any period relating to these loans.

        The Trust recognized cash basis interest of $621,000, $571,000 and $481,000 on non-earning loans in the years ended September 30, 2011, 2010 and 2009, respectively.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 2—REAL ESTATE LOANS AND PURCHASE MONEY MORTGAGES (Continued)

        At September 30, 2010 information as to real estate loans and purchase money mortgages, all of which are first mortgage loans, is summarized as follows (dollars in thousands):

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

        Loans originated by the Trust generally provide for interest rates indexed to the prime rate with a stated minimum. However in 2011, we also originated loans where the interest rate is fixed for the initial term, and converts to a floating rate loan if the extension option if any, is exercised. In 2010 the Trust also provided fixed rate financing to facilitate the sale of real estate that it owned.

        At September 30, 2011, two separate, unaffiliated borrowers had loans outstanding in excess of 5% of total assets. Information regarding these loans is set forth in the table below (dollars in thousands):

	Gross Loan Balance	# of Loans	% of Gross Loans	% of Assets	State	Status
Office building(a)	$22,800	1	30.1%	11.9%	NY	Performing
Industrial	$11,874	1	15.7%	6.2%	MD	Performing

(a)
This loan was paid in full on November 10, 2011.

The Trust's portfolio consists of senior mortgage loans, secured by residential or commercial property, 71% of which are located in New York, 16% in Maryland, 7% in New Jersey and 6% in two other states.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 2—REAL ESTATE LOANS AND PURCHASE MONEY MORTGAGES (Continued)

        Annual maturities of real estate loans (excluding real estate loan held for sale) during the next five years and thereafter are summarized as follows (dollars in thousands):

Year Ending September 30,	Amount
2012	$55,393
2013	11,873
2014 and thereafter	—

Total	$67,266

        If a loan is not repaid at maturity, the Trust may either extend the loan or may commence foreclosure proceedings. The Trust analyzes each loan separately to determine the appropriate course of action. In analyzing each situation, management examines various aspects of the loan receivable, including the value of the collateral, the financial strength of the borrower, past payment history and plans of the owner of the property. Of the $52,701,000 of real estate loans receivable that were scheduled to mature in fiscal 2011, $3,066,000 were extended, $41,147,000 were paid off or sold, and $8,488,000 was the subject of a bankruptcy proceeding.

        At September 30, 2011, the three largest real estate loans had principal balances outstanding of approximately $22,800,000, $11,874,000 and $9,516,000. These three loans accounted for 17.5%, 5.5% and 4.3% of the total interest and fees earned on our loan portfolio in the year ended September 30, 2011.

NOTE 3—REAL ESTATE LOAN HELD FOR SALE

        At September 30, 2011, the Trust had one loan outstanding, which is classified as held for sale. The loan, which represented a pari passu interest in a loan with a principal balance of approximately $17 million, had a carrying value of approximately $8.5 million, and represented 11.2% of total real estate loans and 4.4% of total assets at September 30, 2011. In October 2011, pursuant to a Federal Bankruptcy Court approved joint plan of reorganization, the Trust and its loan participant sold the rights to the loan for net proceeds of approximately $23.5 million. The Trust provided $15 million of financing for the purchase. This loan paid off on December 5, 2011.

NOTE 4—ALLOWANCE FOR POSSIBLE LOAN LOSSES

        The following is an analysis of the allowance for possible loan losses (dollars in thousands):

	Year Ended September 30,
	2011	2010	2009
Balance at beginning of year	$3,165	$1,618	$6,710
Provision for loan loss	—	3,165	17,110
Recovery of previously provided allowance	(3,595)	(365)	—
Charge-offs	(609)	(1,480)	(24,619)
Recoveries	1,039	227	2,417

Balance at end of year	$—	$3,165	$1,618

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 4—ALLOWANCE FOR POSSIBLE LOAN LOSSES (Continued)

        The allowance for possible losses applies to two loans aggregating $26,655,000 at September 30, 2010, and one loan of $2,256,000 at September 30, 2009.

NOTE 5—REAL ESTATE PROPERTIES

        A summary of the change in real estate properties for the year ended September 30, 2011 is as follows (dollars in thousands):

	September 30, 2010 Balance		Costs Capitalized	Depreciation, Amortization and Paydowns	September 30, 2011 Balance
Shopping centers/retail	$2,957	(a)	—	$(104)	$2,853
Multi-family	2,969		—	(2,654)	315
Commercial	41,945	(b)	$6,793	(601)	48,137
Land	7,972	(c)	—	—	7,972

Total real estate properties	$55,843		$6,793	$(3,359)	$59,277

(a)
The Trust holds, with a minority partner, a leasehold interest in a portion of a retail shopping center located in Yonkers, New York. The leasehold interest is for approximately 28,500 square feet and, including all option periods, expires in 2045. The non-controlling interest was 15%, or $(120,000) at September 30, 2011 and 30% or $152,000 at September 30, 2010.            These amounts are included as a component of non-controlling interests on the consolidated balance sheets.

(b)
Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE which owns 26 operating and development properties in Newark, New Jersey. These properties contain a mix of office, retail space and surface parking, totaling approximately 637,000 square feet. These assets are subject to blanket mortgages in the aggregate principal balance of $27,000,000 held by the Trust, which are eliminated in consolidation. Several of the assets are also encumbered by other mortgages which are discussed in Note 9—Debt Obligations—Mortgages Payable. The risks associated with our involvement in this VIE have not changed in the year ended September 30, 2011.

For the years ended September 30, 2011 and 2010, this VIE had revenues of $2,034,000 and $2,026,000, respectively, and operating expenses of $2,486,000 and $2,635,000, respectively, excluding interest and depreciation expense. The Trust made capital contributions of $3,194,000 and $1,858,000 to this venture in the years ended September 30, 2011 and 2010, respectively, representing its proportionate share of capital required to fund the operations of the venture for its next fiscal year. The contributions made in 2011 also include $928,000 to purchase additional land parcels. The minority partner also made its proportionate share of the capital contribution which totaled $3,181,000 and $1,851,000 in the years ended September 30, 2011 and 2010, respectively.

(c)
Land is composed of an 8.9 acre development parcel located in Daytona Beach, Florida, previously acquired in foreclosure.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 5—REAL ESTATE PROPERTIES (Continued)

        Future minimum rentals to be received by the Trust pursuant to non-cancellable operating leases with terms in excess of one year, from properties on which the Trust holds title at September 30, 2011, are as follows (dollars in thousands):

Year Ending September 30,	Amount
2012	$2,481
2013	2,221
2014	2,172
2015	2,185
2016	2,066
Thereafter	10,944

Total	$22,069

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

        As a result of the credit crisis and the deterioration in the value of real estate in locations where the Trust owned properties, the Trust took impairment charges of $3,370,000 and $31,046,000 for the fiscal years ended September 30, 2010 and 2009, respectively, as follows (dollars in thousands):

	September 30,
	2010	2009
Real estate properties	$2,625	$1,272
Real estate properties held for sale	745	29,774

Total impairment charges	$3,370	$31,046

        There were no impairment charges taken in Fiscal 2011.

NOTE 7—INVESTMENT IN UNCONSOLIDATED VENTURES

        On June 2, 2011, a wholly owned subsidiary of the Trust entered into a joint venture with an affiliate of Torchlight Investors ("Torchlight"). The joint venture has the right, but not the obligation, to acquire all whole loans originated by the Trust. The BRT member is the managing member of the joint venture. The joint venture may be capitalized with up to $100 million of which 20% will be funded by the BRT member and 80% will be funded by Torchlight as and when loans are acquired. Subsequent to year end, the parties to the venture terminated the Trust's obligation to sell loans to this venture.

        In the fiscal year ended September 30, 2011, the Trust's share of the venture's earnings was $99,000. The Trust's equity investment in this joint venture totaled $3,431,000 at September 30, 2011.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 7—INVESTMENT IN UNCONSOLIDATED VENTURES (Continued)

        The Trust is also a partner in two unconsolidated joint ventures, each of which owns and operates one property. The Trust was also a partner in an unconsolidated joint venture that engaged in short term lending. That venture ceased operations in November 2009. These ventures generated $251,000, $196,000 and ($2,791,000) in equity earnings (loss) for the years ended September 30, 2011, 2010 and 2009, respectively. The Trust's equity investment in these unconsolidated joint ventures totaled $816,000 and $775,000 at September 30, 2011 and 2010, respectively.

NOTE 8—AVAILABLE-FOR-SALE SECURITIES

        At September 30, 2011, the Trust had available for sale securities which consisted solely of equity securities. Details regarding these available-for-sale securities are presented below (dollars in thousands):

	Cost basis	Unrealized gains	Unrealized losses	Market value
Equity Securities	$2,488	$406	$(128)	$2,766

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

        During the year ended September 30, 2011, the Trust sold equity securities for $4,173,000 with a cost basis of $3,346,000, determined using specific identification. Accordingly, the Trust recognized a gain of $827,000 from these sales. The Trust also sold available-for-sale debt securities for $3,417,000 which had a basis of $2,925,000 determined using specific identification. Accordingly the Trust recognized a gain of $492,000 from these sales.

        At September 30, 2010, the Trust had available for sale securities which consisted of debt and equity securities. Details regarding these available-for-sale securities are presented below (dollars in thousands):

	Cost basis	Unrealized gains	Unrealized losses	Market value
Debt Securities	$2,897	$611	—	$3,508
Equity Securities	5,779	1,056	$73	6,762

	$8,676	$1,667	$73	$10,270

        The Trust's available-for-sale debt securities were determined to be Level 2 financial assets within the valuation hierarchy established by current accounting guidance, and the valuation is based on market quotes from inactive markets received from financial sources that trade such securities.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 8—AVAILABLE-FOR-SALE SECURITIES (Continued)

        During the year ended September 30, 2010, the Trust sold available-for-sale equity securities for $2,425,000. The cost basis of these securities was $975,000, determined using specific identification. Accordingly, the Trust recognized a gain of $1,450,000 from these sales. The Trust also sold an available-for-sale debt security for $1,000,000. The cost basis of this security was $864,000 and was determined using specific identification. Accordingly, the Trust recognized a gain of $136,000 on this sale.

NOTE 9—DEBT OBLIGATIONS

        Debt obligations consist of the following (dollars in thousands):

	September 30,
	2011	2010
Line of credit	—	—
Junior subordinated notes	$37,400	$40,815
Mortgages payable	14,417	12,557

Total debt obligations	$51,817	$53,372

Line of credit

        On June 22, 2011, the Trust, through a wholly owned subsidiary, entered into a senior secured revolving credit facility with Capital One, N.A. The maximum amount that may be borrowed under the facility is the lesser of $25 million and the borrowing base. The borrowing base is generally equal to 40% to 65% (depending on, among other things, the type of property secured by the eligible mortgage receivables pledged to the lender and the operating income of the related property) of such receivables. Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures June 21, 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at the Trust's option into an 18 month term loan. The Trust has guaranteed the payment and performance of its subsidiary's obligations under the facility.

        The loan documents, among other things, require (A) the Trust (i) to maintain on a quarterly basis and on a consolidated basis, net worth of not less than $100 million and liquidity of not less than $7.5 million, and (ii) prohibits the Trust from incurring debt, with specified exceptions, in excess of five percent of its net worth and (B) the subsidiary (i) to maintain a debt service coverage ratio and a collateral coverage ratio of not less than 1.5 to 1.0, and (iii) prohibits the subsidiary, with specified exceptions, from incurring debt.

        We paid, and in each of June 2012 and 2013 will pay, an $82,500 fee in connection with this facility.

        At September 30, 2011 there was no outstanding balance on the facility.

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

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 9—DEBT OBLIGATIONS (Continued)

        The Trust accounted for the restructuring of this debt as an extinguishment of debt. For the year ended September 30, 2011, the Trust recognized a loss on the extinguishment of the debt of $2,138,000, which represented the unamortized principal of $1,308,000 and unamortized costs of $830,000. The Trust also incurred third party costs of $512,000 which were deferred and will be amortized over the remaining life of the notes.

        Interest expense relating to the junior subordinated notes for the years ended September 30, 2011, 2010 and 2009 was $1,564,000, $2,065,000 and $3,941,000, respectively. Amortization of the deferred costs which is a component of interest expense on borrowed funds was $261,000, $33,000 and $110,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

Mortgages Payable

        The Trust has five first mortgages and one second mortgage outstanding with an aggregate principal balance at September 30, 2011 of $14,417,000. One of these mortgages, with an outstanding balance of $2,041,000, is secured by a long term leasehold position on a shopping center owned by a consolidated joint venture. The remaining five mortgages, with aggregate outstanding balances of $12,376,000, are secured by individual parcels of two land assemblages in Newark, NJ owned by another consolidated joint venture.

        Interest expense relating to the mortgages payable including amortized mortgage costs for the years ended September 30, 2011, 2010 and 2009 was $1,259,000, $811,000 and $284,000, respectively.

        During the years ended September 30, 2011 and 2010, the Trust capitalized interest expense of $775,000 and $326,000, respectively. This interest is being capitalized in connection with the development of a portion of the Trust's Newark Joint Venture's properties.

        Details pertaining to the outstanding mortgages payable at September 30, 2011 are as follows (dollars in thousands):

Location	Balance	Amortizing	Rate	Maturity Date
Yonkers, NY	$2,041	Yes	6.25%	December 31, 2011
Market Street, Newark, NJ	1,200	No	7.00%	April 20, 2012
Market Street, Newark, NJ	900	No	7.00%	January 18, 2015
Broad Street, Newark, NJ	5,828	Yes	6.00%	August 1, 2030
Broad Street, Newark, NJ	486	Yes	6.00%	August 1, 2030
Teachers Village, Newark, NJ(a)	3,962	No	17.00%	March 14, 2012

	$14,417

(a)
This mortgage is subordinate to a first mortgage in the amount of $7,500,000 held directly by the Trust that is eliminated in consolidation. The Trust has guaranteed $993,000 of the mortgage obligation at September 30, 2011, based on the current outstanding balance. The guarantee amount will increase to $2,154,000 if the full amount of the $8,600,000 loan is drawn and outstanding.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 9—DEBT OBLIGATIONS (Continued)

        Scheduled principal repayments on these mortgages are as follows (dollars in thousands):

Years Ending September 30,	Amount
2012	$7,386
2013	195
2014	208
2015	1,120
2016	233
Thereafter	5,275

$14,417

NOTE 10—COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) for the years ended was as follows (dollars in thousands):

	September 30,
	2011	2010	2009
Net income (loss)	$4,924	$(9,337)	$(48,360)
Other comprehensive loss-unrealized loss on available-for-sale securities	(1,316)	(1,117)	(4,415)

Comprehensive income (loss)	3,608	(10,454)	(52,775)
Plus: net loss attributable to non-controlling interests	1,450	1,322	605

Comprehensive income (loss) attributable to common shareholders	$5,058	$(9,132)	$(52,170)

NOTE 11—INCOME TAXES

        The Trust has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As a REIT, the Trust will generally not be subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its shareholders. To maintain its REIT status, the Trust must distribute at least 90% of its taxable income; however if it does not distribute 100% of its taxable income, it will be taxed on undistributed income. There are a number of organizational and operational requirements the Trust must meet to remain a REIT. If the Trust fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Trust is subject to certain state and local income taxes and to Federal income and excise taxes on the undistributed taxable income. For income tax purposes the Trust reports on a calendar year.

        During the years ended September 30, 2011, 2010 and 2009, the Trust recorded $20,000, $6,000 and $53,000, respectively, of state franchise tax, net of refunds, relating to the 2011, 2010 and 2009 tax years.

        Earnings and profits, which determine the taxability of dividends to shareholders, differs from net income reported for financial statement purposes due to various items including timing differences related to loan loss provision, impairment charges, depreciation methods and carrying values.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 11—INCOME TAXES (Continued)

        The financial statement income is expected to be approximately $2,300,000 higher than the income for tax purposes for calendar 2011, primarily due to the reversal of loan loss provision taken for book purposes in the current calendar year that is not reportable for tax purposes in the current tax year.

        At December 31, 2010, the Trust had a tax loss carry forward of $70,510,000. These net operating losses can be used in future years to reduce taxable income when it is generated. These tax loss carry forwards begin to expire in 2028.

NOTE 12—SHAREHOLDERS' EQUITY

Distributions

        During the year ended September 30, 2011, the Trust did not declare or pay any dividends.

Stock Options

        At September 30, 2011 there were 11,000 options outstanding that were issued pursuant to the BRT 1996 Stock Option Plan, all of which are currently exercisable. These options have an exercise price of $8.25 and expire December 2011. No further grants can be made under this Plan.

        Changes in the number of shares under all option arrangements are summarized as follows:

	Year Ended September 30,
	2011	2010	2009
Outstanding at beginning of period	22,500	22,500	22,500
Expired	(11,500)	—	—

Outstanding at end of period	11,000	22,500	22,500

Exercisable at end of period	11,000	22,500	22,500
Option prices per share outstanding (a)	$8.25	$6.12 - $8.25	$7.75 - $10.45
Weighted average remaining contractual life (years)	.2	.6	1.6
Weighted average exercise price	8.75	7.16	9.07

(a)
The exercise price of these options have been adjusted for the fiscal year ended September 30, 2011 and 2010 to give effect to the stock dividend that took place in October 2009.

Restricted Shares

        An aggregate of 850,000 shares have been authorized for issuance under the Trust's equity incentive plans, of which 229,560 shares remain available for future grants at September 30, 2011. The restricted shares issued vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. Since inception of the plans, 126,410 shares have vested and 491,705 shares have been granted and have not yet vested.

        During the fiscal years ended September 30, 2011, 2010 and 2009, the Trust issued 138,150, 125,150 and 126,450 restricted shares, respectively, under the Trusts equity incentive plans. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest. The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the years ended September 30,

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 12—SHAREHOLDERS' EQUITY (Continued)

2011, 2010 and 2009, the Trust recognized $845,000, $833,000 and $876,000 of compensation expense, respectively. At September 30, 2011, $1,801,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average vesting period is 2.85 years.

        Changes in number of shares outstanding under the 2009 and 2003 BRT Incentive Plans are shown below:

	Years Ended September 30,
	2011	2010	2009
Outstanding at beginning of the year	391,580	299,280	197,540
Issued	138,150	125,150	126,450
Cancelled	(175)	(2,050)	(750)
Vested	(37,850)	(30,800)	(23,960)

Outstanding at the end of the year	491,705	391,580	299,280

Warrant

        On June 2, 2011, in connection with entering into a joint venture with an affiliate of Torchlight Investors ("Torchlight"), the Trust issued a warrant to purchase 100,000 shares of beneficial interest of the Trust. The warrant is exercisable until May 30, 2012. The exercise price of the warrant is $9.00 per share and includes anti-dilution adjustments in the event of stock splits, stock dividends and issuances of securities. The warrant's fair value of $259,000 as of the issue date was determined by a third party appraiser using a Monte Carlo simulation model and was recorded as a component of the Trust's investment in the joint venture.

Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (dollars in thousands):

	2011	2010	2009
Numerator for basic and diluted earnings (loss) per share attributable to common shareholders:
Net income (loss)	$6,374	$(8,015)	$(47,755)
Denominator:
Denominator for basic earnings (loss) per share—weighted average shares(1)	14,041,569	13,871,668	11,643,972
Effect of dilutive securities:
Employee stock options	—	298	—
Stock dividend payable	—	—	2,437,352
Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed conversions(1)	14,041,569	13,871,668	11,643,972

Basic earnings (loss) per share	$.45	$(.58)	$(4.10)
Diluted earnings (loss) per share	$.45	$(.58)	$(4.10)

(1)
Outstanding shares for 2010 and 2009 are the same for basic and diluted as the effect of dilutive shares in the computation of earnings per share would have been antidilutive.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 12—SHAREHOLDERS' EQUITY (Continued)

Share Buyback and Treasury Shares

        In September 2011, the Board of Trustees approved a share repurchase program pursuant to which the Trust may spend up to $2,000,000 to repurchase its shares of beneficial interest. Shares repurchased under this program will be retired. As of September 30, 2011, the Trust had repurchased 7,305 shares at an average cost of $6.35 per share. During the fiscal years ended September 30, 2010 and 2009 the Trust repurchased 52,403 and 256,110 shares, respectively, at an average cost of $5.55 and $3.68 per share, respectively.

        During the years ended September 30, 2011, 2010 and 2009, 37,850, 30,800 and 23,960 treasury shares, respectively, were issued in connection with the vesting of restricted stock under the Trust's incentive plans. As of September 30, 2011, the Trust owns 1,422,000 treasury shares of beneficial interest at an aggregate cost of $11,070,000.

Tender Offer

        On October 27, 2010, 147,388 shares of beneficial interest were tendered pursuant to a previously announced tender offer. The total purchase price of these shares was $6.30 per share, aggregating $929,000.

NOTE 13—ADVISOR'S COMPENSATION AND RELATED PARTY TRANSACTIONS

        Certain of the Trust's officers and trustees are also officers and directors of REIT Management Corp. ("REIT Management") to which the Trust pays advisory fees for administrative services and investment advice. Fredric H. Gould, chairman of the board, is the sole shareholder of REIT Management. The amended and restated agreement, expired on December 31, 2010 and was extended to December 31, 2011. Advisory fees are currently charged to operations at a rate of 0.6% on invested assets which consist primarily of real estate loans, real estate assets and investment securities. Advisory fees amounted to $916,000, $785,000 and $1,173,000 for the years ended September 30, 2011, 2010 and 2009, respectively. The parties entered into an amendment to the Advisory Agreement effective January 1, 2012, pursuant to which (i) the stated termination date was extended until June 30, 2014, (ii) the minimum and maximum fees payable in a twelve month period to REIT Management were set at $750,000 and $4 million, respectively, subject to adjustment for any period of less than twelve months and (iii) the Trust is to pay REIT Management the following annual fees which are to be paid on a quarterly basis.

  •
  1.0% of the average principal amount of earning loans;

  •
  .35% of the average amount of the fair market value of non-earning loans;

  •
  .45% of the average book value of all real estate properties, excluding depreciation;

  •
  .25% of the average amount of the fair market value of marketable securities;

  •
  .15% of the average amount of cash and cash equivalents; and

  •
  To the extent loans or real estate are held by joint ventures or other arrangements in which the Trust has an interest, fees vary based on, among other things, the nature of the asset (i.e. real estate or loans), the nature of our involvement (i.e. active or passive) and the extent of our equity interests in such arrangements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 13—ADVISOR'S COMPENSATION AND RELATED PARTY TRANSACTIONS (Continued)

        The Trust's borrowers also pay fees directly to REIT Management based on loan originations, which generally are one-time fees payable upon funding of a loan, in the amount of 1/2 of 1% of the total loan. These fees were $750,000, $89,000 and $44,000 for the years ended September 30, 2011, 2010 and 2009, respectively. Effective January 1, 2012, borrowers will no longer pay any loan origination fees to REIT Management.

        Management of certain properties for the Trust is provided by Majestic Property Management Corp., a corporation in which the chairman of the board is the sole shareholder, under renewable year-to-year agreements. Certain of the Trust's officers and Trustees are also officers and directors of Majestic Property Management Corp. Majestic Property Management Corp. provides real property management, real estate brokerage and construction supervision services to the Trust and its joint venture properties. For the years ended September 30, 2011, 2010 and 2009, fees for these services aggregated $83,000, $66,000 and $175,000, respectively.

        The chairman of the board is also chairman of the board of One Liberty Properties, Inc., a related party, and certain of the Trust's officers and Trustees are also officers and directors of One Liberty Properties, Inc. In addition, the Chairman of the Board is an executive officer and sole shareholder of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P. and the sole member of Gould General LLC, a general partner of Gould Investors L.P., a related party. Certain of the Trust's officers and Trustees are also officers and directors of Georgetown Partners, Inc. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among the Trust and the affiliated entities. During the years ended September 30, 2011, 2010 and 2009, allocated general and administrative expenses reimbursed by the Trust to Gould Investors L.P. pursuant to the shared services agreement, aggregated $847,000, $822,000 and $1,002,000, respectively. At September 30, 2011, $100,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 14—SEGMENT REPORTING

        Management has determined that the Trust operates in two reportable segments, a loan and investment segment which includes the origination and servicing of our loan portfolio and our investments and a real estate segment which includes the operation and disposition of our real estate assets.

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2011 (dollars in thousands):

	Loan and Investment	Real Estate	Total
Revenues	$14,425	$3,456	$17,881
Interest expense	1,082	1,030	2,112
Operating expenses related to real estate properties	—	3,340	3,340
Other expenses	5,273	2,371	7,644
Amortization and depreciation	—	738	738

Total expenses	6,355	7,479	13,834

Total revenues less total expenses	8,070	(4,023)	4,047
Equity in earnings of unconsolidated ventures	99	251	350
Gain on sale of available-for-sale securities	1,319	—	1,319
Loss on extinguishment of debt	(1,420)	(718)	(2,138)

Income (loss) from continuing operations	8,068	(4,490)	3,578
Discontinued operations:
Gain on sale of real estate assets	—	1,346	1,346

Income from discontinued operations	—	1,346	1,346
Net income (loss)	8,068	(3,144)	4,924
Plus: net loss attributable to non- controlling interests	—	1,450	1,450

Net income (loss) attributable to common shareholders	$8,068	$(1,694)	$6,374

Segment assets at September 30, 2011	$126,916	$64,096	$191,012

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 14—SEGMENT REPORTING (Continued)

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2010 (dollars in thousands):

	Loan and Investment	Real Estate	Total
Revenues	$4,713	$3,422	$8,135
Interest expense	1,181	1,403	2,584
Operating expenses related to real estate properties	—	3,216	3,216
Provision for loan loss	3,165	—	3,165
Impairment charges	—	2,625	2,625
Other expenses	5,233	2,288	7,521
Amortization and depreciation	—	733	733

Total expenses	9,579	10,265	19,844

Total revenues less total expenses	(4,866)	(6,843)	(11,709)
Equity in earnings of unconsolidated ventures	28	168	196
Gain on sale of available-for-sale securities	1,586	—	1,586

Loss from continuing operations	(3,252)	(6,675)	(9,927)
Discontinued operations:
Loss from operations	—	(602)	(602)
Impairment charges	—	(745)	(745)
Gain on sale of real estate assets	—	1,937	1,937

Income from discontinued operations	—	590	590

Net loss	(3,252)	(6,085)	(9,337)
Plus: net loss attributable to non- controlling interests	—	1,322	1,322

Net loss attributable to common shareholders	$(3,252)	$(4,763)	$(8,015)

Segment assets at September 30, 2010	$124,928	$61,338	$186,266

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 14—SEGMENT REPORTING (Continued)

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2009 (dollars in thousands):

	Loan and Investment	Real Estate	Total
Revenues	$10,436	$1,718	$12,154
Interest expense	2,887	1,832	4,719
Operating expenses related to real estate properties	—	2,133	2,133
Provision for loan loss	17,110	—	17,110
Impairment charges	—	1,272	1,272
Other expenses	6,943	2,868	9,811
Amortization and depreciation	—	1,284	1,284

Total expenses	26,940	9,389	36,329

Loss before other revenue and expense items	(16,504)	(7,671)	(24,175)
Equity in loss of unconsolidated ventures	(2,261)	(530)	(2,791)
Gain on sale of joint venture interest	—	271	271
Gain on sale of available-for-sale securities	1,016	—	1,016
Gain on early extinguishment of debt	4,194	2,249	6,443

Loss from continuing operations	(13,555)	(5,681)	(19,236)
Discontinued operations:
Income (loss) from operations	824	(2,373)	(1,549)
Impairment charges	—	(29,774)	(29,774)
Gain on sale of real estate assets	—	2,199	2,199

Income (loss) from discontinued operations	824	(29,948)	(29,124)

Net loss	(12,731)	(35,629)	(48,360)
Plus: net loss attributable to non- controlling interests	—	605	605

Net loss attributable to common shareholders	$(12,731)	$(35,024)	$(47,755)

Segment assets at September 30, 2009	$122,785	$70,548	$193,333

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Measured at Fair Value

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments that are not reported at fair value on the consolidated balance sheets:

        Cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities: The carrying amounts reported in the balance sheet for these instruments approximate their fair value due to the short term nature of these accounts.

        Real estate loans: The earning mortgage loans of the Trust, which have variable rate provisions which are based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value, assuming market rates of interest between 12% and 12.5%. The earning mortgage loans of the Trust, which have fixed rate provisions, have an estimated fair value $48,000 greater than their carrying value assuming a market rate of interest of 11% which reflects institutional lender yield requirement.

        Real estate loan held for sale: The real estate loan held for sale has an estimated fair value of $3,100,000 greater than its carrying value at September 30, 2011. This is based on a contract to sell the rights to this loan.

        Junior subordinated notes: At September 30, 2011, the estimated fair value of the Trust's junior subordinated notes is less than their carrying value by approximately $357,000, based on a market rate of 3.85%.

        Mortgages payable: At September 30, 2011, the estimated fair value of the Trust's mortgages payable is greater than their carrying value by approximately $693,000 assuming market interest rates between 4.71% and 17%. Market interest rates were determined using current financing transactions provided by third party institutions.

        Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

        The Trust's fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between markets participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other "observable" market inputs and Level 3 assets/liabilities are valued based significantly on "unobservable" market inputs. The Trust does not currently own any financial

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

instruments that are classified as Level 3. The following table lists the Trust's available for securities and their fair value by level (dollars in thousands):

	Carrying and Fair Value	Maturity Date	Fair Value Using Fair	Measurements Value Hierarchy
			Level 1	Level 2
Financial assets:
Available-for-sale securities:
Corporate equity securities	$2,766	—	$2,776	—

NOTE 16—COMMITMENT

        The Trust maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $315,000, $287,000 and $303,000 during the years ended September 30, 2011, 2010 and 2009, respectively. At September 30, 2011, $28,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

NOTE 17—QUARTERLY FINANCIAL DATA (Unaudited)

	2011
	1st Quarter Oct.-Dec	2nd Quarter Jan.-March	3rd Quarter April-June	4th Quarter July-Sept.	Total For Year
Revenues	$2,452	$5,697	$5,344	$4,388	$17,881
Gain on sale of available-for-sale securities	421	593	176	129	1,319
Loss on extinguishment of debt	—	(2,138)	—	—	(2,138)
(Loss) income from continuing operations	(681)	625	2,072	1,562	3,578
Discontinued operations	—	697	645	4	1,346
Net (loss) income	(681)	1,322	2,717	1,566	4,924
Plus: net loss attributable to non- controlling interests	173	525	455	297	1,450
Net (loss) income attributable to common shareholders	(508)	1,847	3,172	1,863	6,374
(Loss) income per beneficial share
Continuing operations	$(.04)	$.08	$.18	$.13	$.35
Discontinued operations	—	.05	.05	—	.10

Basic earnings (loss) per share	$(.04)	$.13	$.23	$.13	$.45

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2011

NOTE 17—QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	2010
	1st Quarter Oct.-Dec	2nd Quarter Jan.-March	3rd Quarter April-June	4th Quarter July-Sept.	Total For Year
Revenues	$1,881	$2,027	$2,345	$1,882	$8,135
Provision for loan loss	3,165	—	—	—	3,165
Impairment charges	—	—	2,625	—	2,625
Gain on sale of available-for-sale securities	1,586	—	—	—	1,586
Loss from continuing operations	(2,990)	(1,613)	(3,989)	(1,335)	(9,927)
Discontinued operations(a)	102	(114)	589	13	590
Net loss	(2,888)	(1,727)	(3,400)	(1,322)	(9,337)
Plus: net loss attributable to non-controlling interests	367	370	429	156	1,322
Net loss attributable to common shareholders	(2,521)	(1,357)	(2,971)	(1,166)	(8,015)
(Loss) income per beneficial share
Continuing operations	$(.20)	$(.09)	$(.25)	$(.08)	$(.62)
Discontinued operations	.01	(.01)	.04	—	.04

Basic earnings (loss) per share	$(.19)	$(.10)	$(.21)	$(.08)	$(.58)

(a)
Includes impairment charges of $745,000 in the 1st quarter of 2010.

NOTE 18—SUBSEQUENT EVENTS

        Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2011 that warrant additional disclosure have been included in the notes to the consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2011

(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at September 30, 2011
													Depreciation Life For Latest Income Statement
Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Amortization	Date of Construction	Date Acquired
Commercial
Yonkers, NY.	$2,041	—	$4,000	—	$53	—	—	$4,053	$4,053	$1,200		Aug-2000	39 years
South Daytona, FL.	—	$10,437	—	—	—	—	$7,972	—	7,972	—		Feb-2008	N/A
Newark, NJ	12,376	17,088	19,033	$2,315	8,897	$2,115	19,403	30,045	49,448	1,311		June-2008	39 years
Residential
Manhattan, NY	—	—	—		35	—	—	35	35	—		—	27.5 years
Misc.(1)	—	—	—		—	—	—	280	280	—

Total	$14,417	$27,525	$23,033	$2,315	$8,985	$2,115	$27,375	$34,413	$61,788	$2,511	—

									(a)	(b)	(c)

(1)
Represents loans which are reported as real estate because they do not qualify for sale treatment under current accounting guidance.

BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE PROPERTIES
AND ACCUMULATED DEPRECIATION (Continued)

SEPTEMBER 30, 2011

(Dollars in thousands)

Notes to the schedule:

(a)	Total real estate properties	$61,788
	Less: Accumulated depreciation and amortization	2,511

	Net real estate properties	$59,277

(b)	Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.
(c)	Information not readily obtainable.

        A reconciliation of real estate properties is as follows:

	Year Ended September 30,
	2011	2010	2009
Balance at beginning of year	$55,843	$69,748	$77,012
Additions:
Acquisitions through foreclosure	—	—	60,304
Other acquisitions	2,315	—	—
Capital improvements	141	1,741	4,722
Capitalized development expenses and carrying costs	4,371	2,379	—

	6,827	4,120	65,026

Deductions:
Sales	2,561	13,775	40,035
Depreciation/amortization/paydowns	832	880	1,209
Impairment charges	—	3,370	31,046

	3,393	18,025	72,290

Balance at end of year	$59,277	$55,843	$69,748

        The aggregate cost of investments in real estate assets for Federal income tax purposes is approximately $2,625 higher than book value.

BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
(INCLUDING MORTGAGE LOAN HELD FOR SALE)

SEPTEMBER 30, 2011

(Dollars in thousands)

Description	# of Loans	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Value Of Mortgages(a)	Principal Amount of Loans subject to delinquent principal or interest
First Mortgage Loans
Office Building, NY, NY	1	Prime+8.75%	Nov.2011	Interest monthly, principal at maturity	—	$22,800	$22,800
Industrial, Baltimore, MD	1	Prime+8.75%	Oct. 2012	Interest monthly, principal at maturity		11,874	11,672	—
Multi-family, Westchester, NY	1	Prime+8.75%	July 2012	Interest monthly, principal at maturity		9,516	9,233
Multi-family/Condo Brooklyn, New York	1	Prime+7%	Demand	Interest monthly, principal at maturity	—	8,488	8,446	$8,488
Multi-family, New York, NY	1	10.5%	Dec. 2011	Interest monthly, principal at maturity	—	6,887	6,858	—
Multi-family, Cape Canaveral, FL	1	12%	Mar. 2012	Interest monthly, principal at maturity	—	2,800	2,780	—
Multi-family, Plainfield, NJ	1	Prime+8.75	Sept. 2012	Interest monthly, principal at maturity	—	2,800	2,800	—
$0 - 1,500	1	Various	Various	Interest monthly, principal at maturity	—	395	395	—
$1,500 - 2,500	4	Various	Various	Interest monthly, principal at maturity	—	8,194	8,155	—
Mezzanine Loan
$1,500 - 2,500	1	12%	May 2012	Interest monthly, principal at maturity	$13,832	2,000	1,997	—

Total	13				$13,832	$75,754	$75,136	$8,488

BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
(INCLUDING REAL ESTATE LOAN HELD FOR SALE) (Continued)

SEPTEMBER 30, 2011

(Dollars in thousands)

Notes to the schedule:

(a)
The following summary reconciles mortgage loans at their carrying values:

	Year Ended September 30,
	2011	2010	2009
Balance at beginning of year	$54,336	$79,570	$128,843
Additions:
Advances under real estate loans	131,255	17,384	30,481
Amortization of deferred fee income	1,777	219	897
Recovery of previously provided allowances	3,595	365	—

	136,627	17,968	31,378
Deductions:
Collections of principal	66,072	22,475	20,207
Sale of loans	46,251	16,916	—
Provision for loan loss	—	3,165	17,110
Collection of loan fees	2,465	419	557
Loan loss recoveries	1,039	227	2,417
Transfer to real estate upon foreclosure, net of charge offs and unamortized fees	—	—	40,360

	115,827	43,202	80,651
Balance at end of year	$75,136	$54,336	$79,570

  •
  Carrying value of mortgage loans is net of allowances for loan losses in the amount of $0, $3,165 and $1,618 in 2011, 2010 and 2009, respectively.

  •
  Carrying value of mortgage loans is net of deferred fee income in the amount of $618, $245 and $44 in 2011, 2010 and 2009, respectively.

  •
  The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.