Form 10-Q
period 2011-12-31
BRT REALTY TRUST
filed 2012-02-09
CIK 14846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

14,076,712 Shares of Beneficial Interest,

$3 par value, outstanding on February 5, 2012

BRT REALTY TRUST AND SUBSIDIARIES

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2011 (Unaudited)	September 30, 2011
ASSETS

Real estate loans, all earning interest	$52,679	$67,266
Deferred fee income	(880)	(576)
	51,799	66,690
Real estate loan held for sale	—	8,446
Real estate properties net of accumulated depreciation of $2,689 and $2,511	59,875	59,277
Investment in unconsolidated ventures	1,014	4,247
Cash and cash equivalents	76,589	44,025
Available-for-sale securities at market	3,601	2,766
Other assets	5,424	5,561
Total Assets	$198,302	$191,012
LIABILITIES AND EQUITY
Liabilities:
Junior subordinated notes	$37,400	$37,400
Mortgages payable	18,629	14,417
Accounts payable and accrued liabilities	1,164	948
Deposits payable	2,099	2,518
Total Liabilities	59,292	55,283

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,941 and 14,994 issued	41,822	44,981
Additional paid-in capital	167,245	171,889
Accumulated other comprehensive income—net unrealized gain on available-for-sale securities	655	278
Accumulated deficit	(73,141)	(77,015)
Cost of 492 and 1,422 treasury shares of beneficial interest	(3,824)	(11,070)
Total BRT Realty Trust shareholders’ equity	132,757	129,063
Non-controlling interests	6,253	6,666
Total Equity	139,010	135,729
Total Liabilities and Equity	$198,302	$191,012

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended
	December 31,
	2011	2010
Revenues:
Interest on real estate loans	$1,910	$1,156
Loan fee income	342	243
Rental revenue from real estate properties	768	854
Recovery of previously provided allowances	7	—
Other, primarily investment income	127	199
Total revenues	3,154	2,452
Expenses:
Interest on borrowed funds	467	657
Advisor’s fees, related party	171	221
Foreclosure related professional fees	—	190
General and administrative—including $279 and $202 to related party	1,674	1,431
Operating expenses relating to real estate properties	786	916
Amortization and depreciation	184	188
Total expenses	3,282	3,603
Total revenues less total expenses	(128)	(1,151)
Equity in (loss) earnings of unconsolidated ventures	(75)	49
(Loss) gain on sale of available-for-sale securities	(18)	421
Gain on sale of loan	3,192	—
Income (loss) from continuing operations	2,971	(681)

Discontinued operations:
Gain on sale of real estate assets	490	—
Net income (loss)	3,461	(681)
Plus: net loss attributable to non controlling interests	413	173
Net income (loss) attributable to common shareholders	$3,874	$(508)

Basic and diluted per share amounts attributable to common shareholders:
Income (loss) from continuing operations	$.24	$(.04)
Discontinued operations	.04	—
Basic and diluted income (loss) per share	$.28	$(.04)

Amounts attributable to BRT Realty Trust:
Income (loss) from continuing operations	$3,384	$(508)
Discontinued operations	490	—
Net income (loss)	$3,874	$(508)

Weighted average number of common shares outstanding:
Basic and diluted	13,982,164	13,977,706

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit)	Treasury Shares	Non- Controlling Interest	Total

Balances, September 30, 2011	$44,981	$171,889	$278	$(77,015)	$(11,070)	$6,666	$135,729

Compensation expense — restricted stock	—	210	—	—	—	—	210
Retirement of treasury shares (930,198 shares)	(2,790)	(4,456)	—	—	7,246	—	—
Shares repurchased 122,946 shares	(369)	(398)	—	—	—	—	(767)
Net income				3,874		(413)	3,461
Other comprehensive income - net unrealized gain on available-for- sale securities	—	—	377	—	—	—	377

Comprehensive income	—	—	—	—	—	—	3,838

Balances, December 31, 2011	$41,822	$167,245	$655	$(73,141)	$(3,824)	$6,253	$139,010

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,461	$(681)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recovery of previously provided allowances	(7)	—
Amortization and depreciation	264	237
Amortization of deferred fee income	(320)	(243)
Accretion of junior subordinated notes principal	—	150
Amortization of securities discount	—	(18)
Amortization of restricted stock	210	208
Gain on sale of real estate assets from discontinued operations	(490)	—
Loss (gain) on sale of available-for-sale securities	18	(421)
Gain on sale of loan	(3,192)	—
Equity in loss (earnings) of unconsolidated joint ventures	75	(49)
Distribution of earnings of unconsolidated joint ventures	123	45
Decrease (increase) in straight line rent	12	(32)
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in interest and dividends receivable	243	(67)
Decrease in prepaid expenses	178	477
(Decrease) increase in accounts payable and accrued liabilities	(204)	224
Decrease in deferred costs	13	84
Increase in security deposits and other receivable	(15)	(99)
Other	(2)	(79)
Net cash provided by (used in) operating activities	367	(264)

Cash flows from investing activities:
Collections from real estate loans	51,682	7,650
Additions to real estate loans	(25,457)	(28,263)
Proceeds from the sale of loans and loan participations	—	1,000
Loan loss recoveries	7	—
Net costs capitalized to real estate owned	(792)	(1,123)
Collection of loan fees	625	520
Proceeds from sale of real estate owned	507	53
Proceeds from sale of available-for-sale securities	556	640
Purchase of available for sale securities	(1,030)	(55)
Distributions of capital of unconsolidated joint ventures	3,035	—
Purchase of interest from minority partner	—	(713)
Net cash provided by (used in) investing activities	29,133	(20,291)

Cash flows from financing activities:
Increase in mortgages payable	4,282	56
Mortgage principal payments	(70)	(66)
Increase in deferred borrowing costs	(381)	—
Capital contributions from non-controlling interests	—	349
Capital distribution to non-controlling interests	—	(52)
Repurchase of shares	(767)	(1,178)
Net cash provided by (used in) financing activities	3,064	(891)
Net increase (decrease) in cash and cash equivalents	32,564	(21,446)
Cash and cash equivalents at beginning of period	44,025	58,497
Cash and cash equivalents at end of period	$76,589	$37,051
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$109	$169

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 1 — Organization and Background

BRT Realty Trust is a business trust organized in Massachusetts.  Our primary business is to originate and hold for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. This includes originating loans to persons purchasing their own or third party mortgage debt, at a discount to the principal amount thereof.  Generally, in such transactions, we purchase the mortgage and our counterparty is obligated to repurchase such mortgage within a specified period. The loans we originate generally have relatively high yields and are short-term or bridge loans with a duration ranging from six months to one year.  It is our policy to lend at a floating rate of interest based on a spread over the prime rate, with a stated minimum rate, though we originate fixed rate loans as circumstances dictate.  We generally receive an origination fee for the loans we originate. We conduct our operations to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.

We also participate as an equity investor in joint ventures which acquire multi-family residential or other real estate assets located throughout the United States, and purchase securities of other REITs.

Note 2- Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2011 and for the three months ended December 31, 2011 and 2010 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current year’s presentation.

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

RBH-TRB Newark Holdings LLC was determined to be a Variable Interest Entity (“VIE”) because the total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support by its equity holders.  The Trust was determined to be the primary beneficiary as it has a controlling financial interest in the VIE as it has the power to direct the

Note 2 - Basis of Preparation (Continued)

activities of the VIE and has the obligation to absorb a majority of the VIE’s expected losses.  For these reasons, the Trust has consolidated the operations and assets of this VIE in the Trust’s consolidated financial statements.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in BRT’s Annual Report on Form 10-K for the year ended September 30, 2011.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Actual results could differ from those estimates.

Note 3 - Equity

Common Share Dividend Distribution

During the quarter ended December 31, 2011, the Trust did not declare a dividend to its shareholders.

Restricted Shares

An aggregate of 850,000 shares have been authorized for issuance under the Trust’s equity incentive plans, of which 229,560 shares remain available for future grants at December 31, 2011. The restricted shares issued vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. Since inception of the plans, 126,410 shares have vested and 491,705 shares have been granted and have not yet vested. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheet until they vest, but is included in the earnings per share computation.  The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the three months ended December 31, 2011 and 2010, the Trust recorded $210,000 and $208,000 of compensation expense, respectively, as a result of the outstanding restricted shares.  At December 31, 2011, $1,591,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2.85 years.

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

Basic and diluted shares outstanding for the three months ended December 31, 2011 and 2010 were 13,982,164 and 13,977,706, respectively.

Note 3 — Equity (Continued)

The impact of dilutive securities is not included in the computation of loss per share for the three months ended December 31, 2010, as the inclusion of such common share equivalents would be anti-dilutive.

Note 4 - Real Estate Loans

Information relating to real estate loans, all of which are earning interest, is summarized as follows (dollars in thousands):

	December 31, 2011		September 30, 2011
Property Type	Real Estate Loans, Net	Percent	Real Estate Loans, Net	Percent
Multi-family residential	$36,600	70%	$26,300	39.2
Industrial	11,829	22	11,874	17.6
Office	2,250	4	24,975	37.1
Retail	2,000	4	4,117	6.1
	52,679	100%	67,266	100%
Deferred fee income	(880)		(576)
Real estate loans, net	$51,799		$66,690

The Trust recognized cash basis interest of $150,000 on non-earning loans in the three months ended December 31, 2010.

At December 31, 2011, one borrower had a loan outstanding in excess of 5% of total assets. Information regarding this loans is set forth in the table below (dollars in thousands):

Property Type	Gross Loan Balance	# of Loans	% of Gross Loans	% of Assets	State	Status

Industrial	$11,829	1	22.3%	6.0%	MD	Performing

Substantially all of the Trust’s portfolio consists of senior mortgage loans secured by real properties, 40% of which are located in New York, 28% in Florida, 23% in Maryland and 9% in two other states.

Note 5 - Real Estate Loan Held For Sale

At September 30, 2011, the Trust had one loan classified as held for sale. The loan, which represented a pari passu interest in a loan with a principal balance of approximately $17 million, had a carrying value of approximately $8.5 million. In October 2011, pursuant to a Federal Bankruptcy Court approved joint plan of reorganization, the Trust and its loan participant sold the rights to the loan for net proceeds of approximately $23.5 million.  The Trust recognized a gain of $3.2 million on the sale representing its 50% interest in the loan. The Trust provided $15 million of financing for the purchase which was paid off on December 5, 2011.

Note 6 - Allowance for Possible Losses

A loan evaluated for impairment is deemed to be impaired when based on current information and events, it is probable, in the judgment of management, that the Trust will not be able to collect all amounts due according to the contractual terms of the loan documents. When making this evaluation numerous factors are considered, including, market evaluations of the underlying collateral, estimated operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an estimated capitalization rate to the projected stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the evaluation, the value of the collateral securing the loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense. The fair values related to the collateral securing impaired loans, if any,  are based on discounted cash flow models, which are considered to be level 3 within the fair value hierarchy.  When the Trust acquires title to the property, the loan loss allowance is adjusted by charging off all amounts related to the loan and recording the property at its adjusted carrying value.

At December 31, 2011 and September 30, 2011 the Trust did not have an allowance for possible loan loss.

Note 7 - Real Estate Properties

A summary of real estate properties owned is as follows (dollars in thousands):

	September 30, 2011 Balance	Costs Capitalized	Depreciation Amortization and Paydowns	December 31, 2011 Balance

Shopping centers/Retail	$2,853	—	$(26)	$2,827
Multi-family and coop apartments	315	$2	(17)	300
Commercial (a)	48,137	790	(151)	48,776
Land	7,972	—	—	7,972
Total real estate properties	$59,277	$792	$(194)	$59,875

(a) Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE which owns 26 operating and development properties in Newark, NJ.  These properties contain a mix of office and retail space, totaling approximately 637,000 square feet.  These assets are subject to blanket mortgages aggregating $27,000,000, held by the Trust, which are eliminated in consolidation.  Several of the assets are also encumbered by other mortgages which are discussed in Note 10 Debt Obligations — Mortgages Payable. The risks associated with our involvement in this VIE have not changed in the three months ended December 31, 2011.  These risks are described in the 10-K for the fiscal year ended September 30, 2011.

For the three months ended December 31, 2011 and 2010 this VIE recorded revenues of $439,000 and $426,000 and operating expenses of $629,000 and $520,000, respectively, excluding interest expense and depreciation.  The Trust made no capital contributions to this venture in the three months ended December 31, 2011.

See Note 11 — Commitments and Contingencies for a discussion of financing transactions entered into by the Newark Joint Venture between December 2011 and February 2012.

Note 8 — Investment in Unconsolidated Ventures

The Trust was a partner in an unconsolidated joint venture (the “Torchlight Joint Venture”) which venture had the right, but not the obligation, to purchase certain loans originated by the Trust. On November 30, 2011, the parties to this joint venture agreed to terminate the investment and exclusivity periods of such venture. As a result, commencing as of November 30, 2011, the Trust is not obligated to present loans it originated for sale to the joint venture.   The Trust wrote off $297,000 of capitalized costs in the current quarter relating to the termination of this arrangement.

The Trust is also a partner in two unconsolidated ventures, each of which owns and operates one property.

The Trust’s share of these three ventures’ earnings was $222,000 and $49,000 for the three months ended December 31, 2011 and 2010, respectively.   The Trust’s equity in these three unconsolidated ventures totaled $1,014,000 and $4,247,000 at December 31, 2011 and September 30, 2011, respectively.

On January 12, 2012, the Trust entered into an unconsolidated joint venture which purchased a 207 unit multi-family complex in Marietta, Georgia.  The Trust’s equity investment was $2.56 million representing an 80% interest in the venture.

Note 9 — Available-For-Sale Securities

The Trust had available for sale securities which consisted solely of equity securities.  Details regarding our available-for-sale securities are presented in the table below (dollars in thousands):

	December 31, 2011	September 30, 2011
Cost basis	$2,946	$2,488
Unrealized gains	743	406
Unrealized losses	(88)	(128)
Market value	$3,601	$2,766

Unrealized gains and losses are reflected as accumulated other comprehensive income-net unrealized gain on available-for-sale securities in the accompanying consolidated balance sheets.

The Trust’s available-for-sale equity securities were determined to be Level 1 financial assets within the valuation hierarchy established by current accounting guidance, and the valuation is based on current market quotes received from financial sources that trade such securities.  All of the available-for-sale securities in an unrealized loss position are not considered to be other than temporary impairment because the Company expects the value of these securities to recover and plans on holding them until at least such recovery.

During the three months ended December 31, 2011, the Trust sold equity securities for $556,000 with a cost basis of $574,000, determined by specific identification.  Accordingly, the Trust recognized a loss of $18,000 from these sales.  In the three months ended December 31, 2010, the Trust sold equity securities for $640,000 with a cost basis of $219,000, determined using average cost.  Accordingly, the Trust recognized a gain of $421,000 from these sales.

Note 10 — Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	December 31, 2011	September 30, 2011

Line of Credit	—	—
Junior subordinated notes	$37,400	$37,400
Mortgages payable	18,629	14,417
Total debt obligations	$56,029	$51,817

Line of credit

On June 22, 2011, the Trust, through a wholly owned subsidiary, entered into a senior secured revolving credit facility with Capital One, N.A. For the three months ended December 31, 2011, fee amortization was $37,000 and is a component of interest expense. At December 31, 2011 and September 30, 2011, there were no outstanding balances on this facility.

Junior Subordinated Notes

At December 31, 2011, the Trust’s junior subordinated notes had an outstanding principal balance of $37,400,000.  The interest rates on the outstanding notes is set forth in the table below:

Interest Period	Interest Rate
May 2009 through March 14, 2011	3.50%
March 15, 2011 through July 31, 2012	3.00%
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	Libor + 2.00%

Interest expense relating to the junior subordinated notes for the three months ended December 31, 2011 and 2010 was $281,000 and $521,000, respectively. Amortization of the deferred costs which is a component of interest expense on borrowed funds was $5,000 and $8,000 for the three months ended December 31, 2011 and 2010, respectively.

Mortgages Payable

The Trust has five first mortgages and one second mortgage outstanding with an aggregate principal balance at December 31, 2011 of $18,629,000.  One of these mortgages, with an outstanding balance at December 31, 2011 of $2,016,000, is secured by a long term leasehold position on a shopping center owned by a consolidated joint venture.  The remaining five mortgages, with outstanding balances at December 31, 2011 of $16,613,000, are secured by individual parcels on two land assemblages in Newark, NJ owned by another consolidated joint venture. The Trust has guaranteed $2,065,000 of one of the mortgage obligations at December 31, 2011, based on the current outstanding balance.  The guarantee will increase to $2,154,000 if the full amount of the $8,600,000 loan is drawn and outstanding.

Interest expense relating to the mortgages payable including amortized mortgage costs for the three months ended December 31, 2011 and 2010 was $456,000 and $290,000 respectively.

During the three months ended December 31, 2011 and 2010, the Trust capitalized interest expense of $311,000 and $162,000 respectively. This interest is being capitalized in connection with the development of a portion of our Newark Joint Venture’s properties.

Note 11 — Commitment and Contingencies

From December 29, 2011 through February 3, 2012, RBH-TRB East Mezz Urban Renewal Entity LLC (the “NJV Subsidiary”), entered into a series of agreements and transactions pursuant to which it obtained access to approximately $50 million of financing for the construction of two buildings at properties owned by the Newark Joint Venture (as defined).  Generally, the properties are located along Halsey Street and Maiden Lane in Newark, NJ (collectively, the “Property”).  The funds are to be used to construct: (i) an approximately 92,000 gross square foot building of which 58,608 rentable square feet have been leased to two charter schools and 19,822 rentable square feet will be used for retail space; and (ii) an approximately 40,000 gross square foot building of which approximately 30,225 rentable square feet has been leased to a charter school and a day care center and approximately 5,700 rentable square feet will be leased for retail space. The funds will be made available to the NJV Subsidiary upon the satisfaction of specified benchmarks.

The schools and the day care have entered into 20 year leases - the term of the applicable lease generally commences when the tenant is able to move into its leased space. The leases with the three schools and day care center provide for aggregate annual rental payments of approximately $1.26 million in the first year after construction increasing to approximately $2.2 million at the end of the lease term.

Set forth below is a summary of the material terms of these financing arrangements:

Sources	Nature Of Financing	Terms	Proceeds

Qualified School Construction Bonds (1)	Loan	Matures December 2030. Interest only until December 2013 and then amortizes on a 20 year schedule. The interest rate currently payable by the NJV Subsidiary is 0.51% per annum.	$22,748,000

Casino Reinvestment Development Authority (2)	Loan	Matures February 2032 and bears interest at the rate of 3.463% per year. This obligation is interest only until January 2019 and then it amortizes on a 30 year amortization schedule until December 2030 at which time it amortizes fully over the remaining term.	$4,250,000

Brick City Development	Loan	Matures February 2022 with a 30 year amortization	$1,000,000

Corporation (3)		schedule, bears interest at a rate of 2% per year and requires a 1.5% annual fee on the principal amount then outstanding.

TD Bank, N.A. (4)	Loan	Self- amortizing loan matures February 2014 and bears interest at a rate of 2.5% per year.	$2,000,000

Redevelopment Area Bond (5)	Loan	Matures in 2034. The bonds are serviced in full by annual payment- in-lieu of taxes (“PILOT”) of $256,000 in 2013 increasing to approximately $281,000 at maturity.	$1,832,000

Federal New Market Tax Credit Proceeds	Equity	An affiliate of Goldman Sachs purchased tax credits related to this project at a price of $.070 for each $1.00 of tax credit.	$16,380,000

Community Development Block Grant	Grant	The City of Newark has committed to provide a Community Development Block Grant for tenant improvements for the daycare center.	$2,000,000

(1)     In December 2011 (a) TD Bank, N.A. purchased these bonds and (b) the Newark Joint Venture prepaid $118,000 of interest for 2012 on these bonds.  The bonds are secured by a first mortgage on the Property.  TD Bank has the right, in 2018, to require the repurchase of these bonds.  If such right is exercised, the NJV Subsidiary will be required to refinance these bonds.  The stated rate of interest on these bonds is 5.5% per year; however, the United States Treasury Department is covering the interest on these bonds at the rate of 4.99% per year and accordingly, the effective rate of interest for the NJV Subsidiary until 2018 is 0.51%.

(2)          This loan is secured by a second mortgage on the Property.

(3)          This loan secured by a third mortgage on the Property.

(4)   This loan is secured by a fourth mortgage on the Property.

(5)   The PILOT payments are payable in quarterly installments and may be subject to increase if the value of the land underlying the building is re-assessed.

The Newark Joint Venture has, with respect to the Qualified School Construction Bonds, guaranteed:

•                  The losses incurred by the lender by reason of certain “bad-acts” by the borrower (e.g., fraud and misappropriation);

•                  The completion of the construction of the two buildings;

•                  The carrying costs associated with the properties  (e.g., interest on the bonds  and the operating expenses of the buildings) until specified milestones have been achieved; and

•                  The principal associated with the bonds (but generally limited to $3 million (which has already been posted as collateral)).

This financing represents the first phase of three contemplated financing phases for the development of the Teachers’ Village project.  The remaining two phases contemplate that an aggregate of approximately $85 million will be raised in 2012 from public or private sources (other than the Newark Joint Venture) for the construction of six residential/retail buildings at Teachers’ Village.

The NJV Subsidiary is a subsidiary of RBH- TRB Newark Holdings LLC (the “Newark Joint Venture”).  The Newark Joint Venture is a consolidated subsidiary of the Trust in which the Trust owns a 50.1% equity interest.

Note 12 — Comprehensive Income (Loss)

Comprehensive income (loss) for the periods set forth below was as follows (dollars in thousands):

	Three Months Ended December 31,
	2011	2010
Net income (loss)	$3,461	$(681)
Other comprehensive income (loss) — Unrealized gain (loss) on available for-sale securities	377	(51)
Plus: net loss attributable to non controlling interests	413	173
Comprehensive income (loss) attributable to common shareholders	$4,251	$(559)

Note 13 - Segment Reporting

Management has determined that it operates in two reportable segments: (i) a loan and investment segment which includes the origination and servicing of our loan portfolio and investments; and (ii) a real estate segment which includes the operation and disposition of our real estate assets.

The following table summarizes our segment reporting for the three months ended December 31, 2011 (dollars in thousands):

	Loan and Investment	Real Estate	Total

Revenues	2,386	768	3,154

Interest on borrowed funds	211	256	467
Operating expenses relating to real estate properties	—	786	786
Other expenses	1,208	637	1,845
Amortization and depreciation	—	184	184
Total expenses	1,419	1,863	3,282

Total revenues less total expenses	967	(1,095)	(128)

Equity in (loss) earnings of unconsolidated ventures	(142)	67	(75)
Loss on sale of available-for-sale securities	(18)	—	(18)
Gain on sale of loan	3,192	—	3,192
Income (loss) from continuing operations	3,999	(1,028)	2,971

Discontinued operations:
Gain on sale of real estate assets	—	490	490

Net income (loss)	3,999	(538)	3,461
Plus: net loss attributable to non-controlling interests	—	413	413
Net income (loss) attributable to common shareholders	3,999	(125)	3,874

Segment assets at December 31, 2011	$129,867	$68,435	$198,302

Note 13 -Segment Reporting (Continued)

The following table summarizes our segment reporting for the three months ended December 31, 2010 (dollars in thousands):

	Loan and Investment	Real Estate	Total

Revenues	$1,598	$854	$2,452

Interest expense	438	219	657
Other expenses	1,291	1,467	2,758
Amortization and depreciation	—	188	188
Total expenses	1,729	1,874	3,603

Total revenues less total expenses	(131)	(1,020)	(1,151)

Equity in earnings of unconsolidated ventures	—	49	49
Gain on sale of available-for-sale securities	421	—	421
Income (loss) from continuing operations	290	(971)	(681)

Net income (loss)	290	(971)	(681)
Less net loss attributable to noncontrolling interests	—	173	173
Net income (loss) attributable to common shareholders	$290	$(798)	$(508)

Segment assets	$123,044	$61,467	$184,511

Note 14 — Fair Value of Financial Instruments

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

Real estate loans:  The earning mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market rate of interest between 12% and 13%.  The earning mortgage loans of the Trust which have fixed rate provisions have an estimated fair value of $13,000 greater than their carrying value assuming market rates of interest between 11% and 12% which we believe reflect institutional lender yield requirements.

Note 14 — Fair Value of Financial Instruments (Continued)

Junior Subordinated Notes:

At December 31, 2011, the estimated fair value of the Trust’s junior subordinated notes is higher than their carrying value by approximately $349,000 based on a market rate of 4.06%.

Mortgages Payable:

At December 31, 2011, the estimated fair value of the Trust’s mortgages payable is less than their carrying value by approximately $765,000 assuming market interest rates between 4.58% and 17%.  Market rates were determined using current financing transactions provided by third party institutions.

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

At December 31, 2011 information regarding the Trust’s financial assets measured at fair value are as follows (dollars in thousands):

	Carrying and	Maturity	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Date	Level 1	Level 2
Available-for-sale securities:
Corporate equity securities	$3,601	—	$3,601	—

Note 15 — New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, which is included in ASC 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance is effective for the Trust’s interim and annual reporting periods beginning October 1, 2011, and applied prospectively. The Trust does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

Note 15 — New Accounting Pronouncements (Continued)

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

Note 16 — Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2011 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions or variations thereof.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read “item 1A Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2011.

Overview

We are a real estate investment trust, also known as a REIT. Our primary business is to originate and hold for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. We have also begun to acquire with our venture partners, multi-family residential properties.  Our primary source of revenue has generally been interest income, which is the interest our borrowers pay on our loans, and to a lesser extent, loan fee income generated on the origination and extension of loans, rental revenue from real properties and investment income.

The following highlights our results of operations for the three months ended December 31, 2011 and our financial condition at December 31, 2011:

•                  we originated $25.5 million of mortgage loans in the first quarter of fiscal 2012 compared to $28.3 million in the first quarter of fiscal 2011;

•                  we have cash and cash equivalents and available-for-sale securities of $80.2 million;

•                  our performing loan portfolio totaled $52.7 million at December 31, 2011 and

•                  total revenues increased $702,000 or 28.6% from $2.5 million in the three months ended December 31, 2010 to $3.2 million in the three months ended December 31, 2011.

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

Results of Operations

Revenues

The following table sets forth a comparison of our revenues for the periods indicated:

	Three Months Ended December 31,		Increase
(Dollars in thousands):	2011	2010	(Decrease)	%Change
Interest on real estate loans	$1,910	$1,156	$754	65.2%
Loan fee income	342	243	99	40.7%
Rental revenue from real estate properties	768	854	(86)	(10.1)%
Recovery of previously provided allowances	7	—	7	N/A
Other, primarily investment income	127	199	(72)	(36.2)%
Total revenues	$3,154	$2,452	$702	28.6%

Interest on real estate loans.  The increase is primarily due to a $35.0 million increase in the average balance of earning loans outstanding.  The increase in such balance is attributable to the increase in loan originations which we believe is the result of improved economic conditions in fiscal 2011 compared to fiscal 2010.  Partially offsetting this increase was a decrease in interest income of approximately $131,000 due to the decrease from 13.04% to 11.46% in the weighted average interest rate earned on the performing loan portfolio and the inclusion of $150,000 in cash basis income collected on a non-performing loan in the first quarter of fiscal 2011.

Loan fee income.  The increase is due to amortization of loan and extension fees the resulting from a larger loan portfolio.

Rental revenue from real estate properties.  This decline is due to the loss of several tenants at the Market Street property owned by the Newark Joint Venture.  This is a future development site and accordingly, leasing of this property is challenging.

Expenses

The following table sets forth a comparison of our expenses for the periods indicated:

	Three Months Ended December 31,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change
Interest — borrowed funds	$467	$657	$(190)	(28.9)%
Advisor’s fees — related party	171	221	(50)	22.6%
Foreclosure related professional fees	—	190	(190)	N/A
General and administrative	1,674	1,431	243	17.0%
Operating expenses relating to real estate properties	786	916	(130)	(14.2)%
Amortization and depreciation	184	188	(4)	(2.1)%
Total expenses	$3,282	$3,603	$(321)	(8.9)%

Interest - borrowed funds.  In March 2011, we restructured our junior subordinated notes to reduce the interest rate and principal amount outstanding.  As a result, $203,000 of the decrease in interest expense is due to the reduction of the interest rate and $41,000 of the decrease is due to the reduction in the principal amount outstanding.  Partially offsetting this decrease was an increase of $37,000 related to the amortization of deferred credit line costs.  Interest expense on these notes will increase beginning August 2013, as the interest rate on these notes will increase to 4.9% from the current 3%.

Advisor’s fees — related party.  The fee is calculated based on invested assets and decreased because of the decrease in the principal amount of the loan portfolio as of December 31, 2011, the measurement date for the fees payable in this quarter.  These assets decreased primarily due to increased payoffs in the first quarter of fiscal 2012.

Foreclosure related professional fees.  There were no such fees as we resolved all of the bankruptcy, foreclosure and related proceedings in which we had been involved.

General and administrative.  The increase is the result of a $117,000 increase in salary and salary related fees; specifically, a $70,000 increase in year-end bonuses.  The balance of the increase is due to increases in professional fees, allocated expenses, travel and advertising expense, none of which was individually significant.

Operating expenses relating to real estate properties.  The decrease is primarily attributable to lower real estate property taxes at the Newark Joint Venture and our Daytona property.

Other revenue and expense items

(Loss) gain on sale of available-for-sale securities- In the first quarter of fiscal 2012, we sold available-for-sale securities with a cost basis of $574,000 and recognized a loss of $18,000.  In the first quarter of fiscal 2011, we sold available-for-sale securities with a cost basis of $219,000 and recognized a gain of approximately $421,000.

Gain on sale of loan — In October 2011, pursuant to a Federal Bankruptcy Court approved joint plan of reorganization, we and our loan participant sold the rights to a loan, for net proceeds of approximately $23.5 million.  We recognized a $3.2 million gain on the sale, representing our 50% interest in this loan.

Discontinued operations

In the first quarter of fiscal 2012, discontinued operations consisted of the gain on the sale of a vacant cooperative apartment in New York City.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including to fund loan originations, pay operating expenses, repay borrowings, and other general business needs. We require capital to fund loan originations, acquire properties and pay operating expenses.  Our current sources of capital and liquidity primarily consist of our cash, marketable securities, and our participation arrangement with 512 Lending LLC.  In the first quarter of fiscal 2012, we originated $25.5 million in mortgage loans and had loan payoffs of $51.7 million and as a result, at December 31, 2011, our total available liquidity increased to approximately $80.2 million, including approximately $76.6 million of cash and cash equivalents.

We believe we have sufficient capital to meet our operating expenses in fiscal 2012, to fund any capital contributions required by the general operations of the Newark Joint Venture, to engage in our primary lending business and to acquire properties.

The Newark Joint Venture may borrow up to $8.6 million (of which $8.2 million had been borrowed at December 31, 2011) to fund specified development activities with respect to the Teachers Village project.

From December 29, 2011 through February 3, 2012, a subsidiary of the venture entered into a series of agreements and transactions pursuant to which it gained access to approximately $50 million of financing to fund the construction of two buildings at the Teacher’s Village site in Newark, New Jersey.  These funds will be released to the venture from time to time upon satisfaction of specified conditions of this project. The venture is seeking up to an additional $85 million to complete the construction of an additional six residential/retail buildings at such site. No assurance can be given that the Newark Joint Venture will obtain the remaining financing or that if such financing is obtained, that the project will be profitable.  BRT does not anticipate using its own capital to provide the required financing.

Participation Arrangement

In November 2011, we entered into an arrangement with 512 Lending, LLC pursuant to which each of us, with specified exceptions, must present to the other the opportunity (but not the obligation) to participate in loans such party originates. The arrangement expires in November 2014, subject to earlier termination by either party on not less than 60 days’ notice for any reason. It is generally anticipated that 512 Lending will fund between 50% to 80% of the principal amount of loans we originate and in which they elect to participate and that we will fund up to 20% of the principal amount of loans they originate and in which we elect to participate.  To date, neither party has, pursuant to this arrangement, participated in loans originated by the other party.

Cash Distribution Policy

The Board of Trustees reviews the dividend policy regularly. The Trust has net operating loss carry forwards from prior years to offset future income.  It is highly unlikely that we will pay or be required to pay any dividend in 2012 and for several years thereafter in order for the Trust to retain its REIT status.

Off Balance Sheet Arrangements

At December 31, 2011, the Trust had guaranteed $2,065,000 of a mortgage obligation of its Newark Joint Venture.  The outstanding balance of the mortgage at December 31, 2011 was $8,244,000.  The guarantee will increase to $2,154,000 if the full amount of the $8,600,000 loan is drawn and outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity.  Our interest income is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate. At December 31, 2011, approximately 84% the principal amount of our outstanding mortgage loans were comprised of variable rate based loans tied to the prime rate and with a stated minimum interest rate. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables as of December 31, 2011 and believe that a one percent increase in interest rates would have a positive annual effect of approximately $424,000 on income before taxes and a one percent decline in interest rates would have no annual effect on income before taxes because all of our variable rate loans have a stated minimum rate.  As of December 31, 2011, 40% of our loan portfolio was secured by properties located in the New York metropolitan area, 28% in Florida and 23% in Maryland and we are therefore subject to risks associated with those markets.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2011, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which we may, through September 2013, expend up to $2,000,000 to acquire our common shares. Set forth below is a table which provides the purchases we made in the quarter ended December 31, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

October 1, 2011 — October 31, 2011	80,325	$6.25	80,325	$1,451,569

November 1, 2011 — November 30, 2011	42,621	$6.25	42,621	$1,185,188

December 1, 2011 — December 31, 2011	—	—	—	$1,185,188

Total	122,946	$6.25	122,946

Item 5.  Other Information

From December 29, 2011 through February 3, 2012, RBH-TRB East Mezz Urban Renewal Entity LLC (the “NJV Subsidiary”), entered into a series of agreements and transactions pursuant to which it obtained access to approximately $50 million of financing for the construction of two buildings at properties owned by the Newark Joint Venture (as defined).  Generally, the properties are located along Halsey Street and Maiden Lane in Newark, NJ (collectively, the “Property”).  The funds are to be used to construct: (i) an approximately 92,000 gross square foot building of which 58,608 rentable square feet have been leased to two charter schools and 19,822 rentable square feet will be used for retail space; and (ii) an approximately 40,000 gross square foot building of which approximately 30,225 rentable square feet has been leased to a charter school and a day care center and approximately 5,700 rentable square feet will be leased for retail space.  The funds will be made available to the NJV Subsidiary upon the satisfaction of specified benchmarks.  The Newark Joint Venture estimates that these buildings will be completed in 2013.

The schools and the day care have entered into 20 year leases - the term of the applicable lease generally commences when the tenant is able to move into its leased space. The leases with the three schools and day care center provide for aggregate annual rental payments of approximately $1.26 million in the first year after construction increasing to approximately $2.2 million at the end of the lease term.  The marketing effort to lease the retail space in these buildings has commenced.

Set forth below is a summary of the material terms of these financing arrangements:

Sources	Nature Of Financing	Terms	Proceeds

Qualified School Construction Bonds (1)	Loan	Matures December 2030. Interest only until December 2013 and then amortizes on a 20 year schedule. The interest rate currently payable by the NJV Subsidiary is 0.51% per annum.	$22,748,000

Casino Reinvestment Development Authority (2)	Loan	Matures February 2032 and bears interest at the rate of 3.463% per year. This obligation is interest only until January 2019 and then it amortizes on a 30 year amortization schedule until December 2030 at which time it amortizes fully over the remaining term.	$4,250,000

Brick City Development Corporation (3)	Loan	Matures February 2022 with a 30 year amortization schedule, bears interest at a rate of 2% per year and requires a 1.5% annual fee on the principal amount then outstanding.	$1,000,000

TD Bank, N.A. (4)	Loan	Self- amortizing loan matures February 2014 and bears interest at a rate of 2.5% per year.	$2,000,000

Redevelopment Area Bond (5)	Loan	Matures in 2034. The bonds are serviced in full by annual payment- in-lieu of taxes (“PILOT”) of $256,000 in 2013 increasing to approximately $281,000 at maturity.	$1,832,000

Federal New Market Tax Credit Proceeds	Equity	An affiliate of Goldman Sachs purchased tax credits related to this project at a price of $.070 for each $1.00 of tax credit.	$16,380,000

Community Development Block Grant	Grant	The City of Newark has committed to provide a Community Development Block Grant for tenant improvements for the daycare center.	$2,000,000

(1)          In December 2011 (a) TD Bank, N.A. purchased these bonds and (b) the Newark Joint Venture prepaid $118,000 of interest for 2012 on these bonds.  The bonds are secured by a first mortgage on the Property.  TD Bank has the right, in 2018, to require the repurchase of these bonds.  If such right is exercised, the NJV Subsidiary will be required to refinance these bonds.  The stated rate of interest on these bonds is 5.5% per year; however, the United States Treasury Department is covering the interest on these bonds at the rate of 4.99% per year and accordingly, the effective rate of interest for the NJV Subsidiary until 2018 is 0.51%.

(2)          This loan is secured by a second mortgage on the Property.

(3)          This loan secured by a third mortgage on the Property.

(4)   This loan is secured by a fourth mortgage on the Property.

(5)   The PILOT payments are payable in quarterly installments and may be subject to increase if the value of the land underlying the building is re-assessed.

The Newark Joint Venture has, with respect to the Qualified School Construction Bonds, guaranteed:

•                  The losses incurred by the lender by reason of certain “bad-acts” by the borrower (e.g., fraud and misappropriation);

•                  The completion of the construction of the two buildings;

•                  The carrying costs associated with the properties (e.g., interest on the bonds and the operating expenses of the buildings) until specified milestones have been achieved; and

•                  The principal associated with the bonds (but generally limited to $3 million (which has already been posted as collateral)).

This financing represents the first phase of three contemplated financing phases for the development of the Teachers’ Village project.  The remaining two phases contemplate that an aggregate of approximately $85 million will be raised in 2012 from public or private sources (other than the Newark Joint Venture) for the construction of six residential/retail buildings at Teachers’ Village.

No assurance can be given that the buildings contemplated by the first phase of this project will be built, that if built, that such buildings will generate positive cash flow or be profitable or that the financing to complete the remaining two phases of the Teachers’ Village project will be obtained.

The NJV Subsidiary is a subsidiary of RBH- TRB Newark Holdings LLC (the “Newark Joint Venture”).  The Newark Joint Venture is a consolidated subsidiary of ours in which we own a 50.1% equity interest.

Item 6.  Exhibits

Exhibit No.	Title of Exhibits
10.1*	2009 Incentive Plan, as amended
10.2*	Amendment No. 1 dated as of December 8, 2011 to Amended and Restated Advisory Agreement between us and REIT Management
10.3	Bond agreement dated as of December 1, 2011 by and among the New Jersey Economic Development Authority, RBH-TRB East Mezz Urban Renewal Entity, LLC and TD Bank, N.A.
10.4	Note dated December 29, 2011 issued by RBH-TRB East Mezz Urban Renewal Entity LLC in favor of New Jersey Economic Development Authority
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST
(Registrant)

February 9, 2012	/s/ Jeffrey A. Gould
Date	Jeffrey A. Gould, President and
Chief Executive Officer

February 9, 2012	/s/ George Zweier
Date	George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)