Form 10-Q/A
period 2011-12-31
BRT REALTY TRUST
filed 2012-05-10
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this Amendment No. 1 to BRT Realty Trust’s Quarterly Report on Form 10-Q for the period ended December 31, 2011, filed with the Securities and Exchange Commission on February 9, 2012 (the “Form 10-Q”), is solely to re-submit the XBRL exhibits to the Form 10-Q. Such exhibits were filed on February 9, 2012, but due to an error by the filing service, the notes to the consolidated financial statements included in XBRL exhibit were incomplete.

No other changes have been made to the Form 10-Q.   This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Part II

Item 6.  Exhibits

Exhibit No.	Title of Exhibits
10.1*	2009 Incentive Plan, as amended (1)
10.2*	Amendment No. 1 dated as of December 8, 2011 to Amended and Restated Advisory Agreement between us and REIT Management (1)
10.3	Bond agreement dated as of December 1, 2011 by and among the New Jersey Economic Development Authority, RBH-TRB East Mezz Urban Renewal Entity, LLC and TD Bank, N.A. (1)
10.4	Note dated December 29, 2011 issued by RBH-TRB East Mezz Urban Renewal Entity LLC in favor of New Jersey Economic Development Authority (1)
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Indicates management contract or compensatory plan or arrangement.

(1)  Filed on February 9, 2012 with the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST
(Registrant)

May 10, 2012	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer
(principal executive officer)

May 10, 2012	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)