Form 10-Q
period 2012-03-31
BRT REALTY TRUST
filed 2012-05-10
CIK 14846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

14,060,612 Shares of Beneficial Interest,

$3 par value, outstanding on May 9, 2012

BRT REALTY TRUST AND SUBSIDIARIES

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2012 (Unaudited)	September 30, 2011
ASSETS

Real estate loans	$73,503	$67,266
Deferred fee income	(1,302)	(576)
	72,201	66,690
Real estate loan held for sale	—	8,446
Real estate properties net of accumulated depreciation of $2,867 and $2,511	131,997	59,277
Investment in unconsolidated ventures	5,503	4,247
Cash and cash equivalents	37,094	44,025
Restricted cash - construction holdbacks	33,064	—
Available-for-sale securities, at fair value	2,509	2,766
Deferred costs	8,501	1,692
Other assets	8,475	3,869
Total Assets	$299,344	$191,012
LIABILITIES AND EQUITY
Liabilities:
Junior subordinated notes	$37,400	$37,400
Mortgages payable	100,306	14,417
Accounts payable and accrued liabilities	1,045	948
Deposits payable	2,614	2,518
Deferred income	13,730	—
Total Liabilities	155,095	55,283

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,924 and 14,994 issued	41,772	44,981
Additional paid-in capital	167,044	171,889
Accumulated other comprehensive income	548	278
Accumulated deficit	(74,169)	(77,015)
Cost of 451 and 1,422 treasury shares of beneficial interest	(3,505)	(11,070)
Total BRT Realty Trust shareholders’ equity	131,690	129,063
Non-controlling interests	12,559	6,666
Total Equity	144,249	135,729
Total Liabilities and Equity	$299,344	$191,012

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues:
Interest on real estate loans	$1,704	$1,746	$3,614	$2,902
Loan fee income	498	275	840	518
Rental revenue from real estate properties	1,019	959	1,787	1,813
Recovery of previously provided allowances	3	2,566	10	2,566
Other income	463	151	590	350
Total revenues	3,687	5,697	6,841	8,149
Expenses:
Interest on borrowed funds	875	542	1,342	1,199
Advisor’s fees, related party	273	241	444	462
Foreclosure related professional fees	—	167	—	357
Property acquisition costs	1,793	—	1,793	—
General and administrative—including $232 and $234 to related party for the three months ended and $481 and $451 for the six months ended	2,006	1,629	3,680	3,060
Operating expenses relating to real estate properties	959	850	1,745	1,766
Amortization and depreciation	180	184	364	372
Total expenses	6,086	3,613	9,368	7,216
Total revenues less total expenses	(2,399)	2,084	(2,527)	933
Equity in (loss) earnings of unconsolidated ventures	(40)	86	(115)	135
Gain on sale of available-for-sale securities	342	593	324	1,014
Gain on sale of loan	—	—	3,192	—
Loss on extinguishment of debt	—	(2,138)	—	(2,138)
(Loss) income from continuing operations	(2,097)	625	874	(56)
Discontinued operations:
Gain on sale of real estate assets	—	697	490	697
Net (loss) income	(2,097)	1,322	1,364	641
Plus: net loss attributable to non-controlling interests	1,069	525	1,482	698
Net (loss) income attributable to common shareholders	$(1,028)	$1,847	$2,846	$1,339

Basic and diluted per share amounts attributable to common shareholders:
(Loss) income from continuing operations	$(.07)	$.08	$.17	$.05
Discontinued operations	—	.05	.03	.05
Basic and diluted (loss) income per share	$(.07)	$.13	$.20	$.10

Amounts attributable to BRT Realty Trust:
(Loss) income from continuing operations	$(1,028)	$1,150	$2,356	$642
Discontinued operations	—	697	490	697
Net (loss) income	$(1,028)	$1,847	$2,846	$1,339

Weighted average number of common shares outstanding:
Basic and diluted	14,050,088	14,047,924	14,015,940	14,012,404

Continued on Next Page

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net (loss) income	$(2,097)	$1,322	$1,364	$641
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(79)	(354)	297	(405)
Unrealized loss on derivative instruments	(27)	—	(27)	—
Other comprehensive (loss) income	(106)	(354)	270	(405)
Comprehensive (loss) income	(2,203)	968	1,634	236
Comprehensive loss attributable to non-controlling interests	1,069	525	1,482	698
Comprehensive (loss) income attributable to common shareholders	$(1,134)	$1,493	$3,116	$934

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit)	Treasury Shares	Non- Controlling Interest	Total

Balances, September 30, 2011	$44,981	$171,889	$278	$(77,015)	$(11,070)	$6,666	$135,729
Restricted stock vesting	—	(319)	—	—	319	—	—

Compensation expense — restricted stock	—	391	—	—	—	—	391
Contributions from non-controlling interests	—	—	—	—	—	7,375	7,375
Retirement of treasury shares (930,198 shares)	(2,790)	(4,456)	—	—	7,246	—	—
Shares repurchased 139,507 shares	(419)	(461)	—	—	—	—	(880)
Net income (loss)				2,846		(1,482)	1,364
Other comprehensive income	—	—	270	—	—	—	270

Comprehensive income	—	—	—	—	—	—	1,634

Balances, March 31, 2012	$41,772	$167,044	$548	$(74,169)	$(3,505)	$12,559	$144,249

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,364	$641
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Recovery of previously provided allowances	(10)	(2,566)
Amortization and depreciation	611	468
Amortization of deferred fee income	(817)	(495)
Accretion of junior subordinated notes principal	—	277
Amortization of securities discount	—	(28)
Amortization of restricted stock	391	426
Gain on sale of real estate assets from discontinued operations	(490)	(697)
Gain on sale of available-for-sale securities	(324)	(1,014)
Loss on extinguishment of debt	—	2,138
Gain on sale of loan	(3,192)	—
Equity in loss (earnings) of unconsolidated joint ventures	115	(135)
Distribution of earnings of unconsolidated joint ventures	355	95
Decrease (increase) in straight line rent	16	(49)
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in interest and dividends receivable	254	(113)
Decrease in prepaid expenses	120	1,058
Increase in prepaid interest	165	—
(Decrease) increase in accounts payable and accrued liabilities	(2,058)	2,183
Decrease in deferred costs	(33)	—
Increase in security deposits and other receivable	(2,940)	(496)
Other	(8)	37
Net cash (used in) provided by operating activities	(6,481)	1,730

Cash flows from investing activities:
Collections from real estate loans	71,499	21,165
Additions to real estate loans	(66,099)	(88,858)
Proceeds from the sale of loans and loan participations		26,500
Loan loss recoveries	10	9
Additions to real estate	(68,650)	—
Net costs capitalized to real estate owned	(4,365)	(1,294)
Net change in restricted cash - construction holdbacks	(33,064)	—
Collection of loan fees	1,544	1,583
Proceeds from sale of real estate owned	516	3,365
Proceeds from sale of available-for-sale securities	2,513	6,288
Purchase of available-for-sale-securities	(1,634)	(55)
Distributions of capital of unconsolidated joint ventures	3,035	—
Contributions to unconsolidated joint ventures	(4,760)	—
Purchase of interest from minority partner	—	(713)
Net cash used in investing activities	(99,455)	(32,010)

Continued on next page

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2012	2011

Cash flows from financing activities:
Repayment of junior subordinated notes	—	(5,000)
Increase in mortgages payable	88,992	136
Mortgage principal payments	(3,103)	(135)
Increase in deferred borrowing costs	(7,110)	(623)
Capital contributions from non-controlling interests	7,375	349
Capital distribution to non-controlling interests		(66)
Proceeds from sale of New Markets Tax Credits	13,730
Repurchase of shares of beneficial interest	(879)	(1,178)
Net cash provided by (used in) financing activities	99,005	(6,517)

Net increase (decrease) in cash and cash equivalents	(6,931)	(36,797)
Cash and cash equivalents at beginning of period	44,025	58,497
Cash and cash equivalents at end of period	$37,094	$21,700
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,383	$335
Taxes paid	$168	$—

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2012

Note 1 — Organization and Background

BRT Realty Trust (“BRT” or the “Trust”) is a business trust organized in Massachusetts.  The Trust originates and holds for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. The loans generally have relatively high yields and are short-term or bridge loans with durations ranging from six months to one year.  BRT’s policy is to lend at a floating rate of interest based on a spread over the prime rate, with a stated minimum rate, though fixed rate loans are originated as circumstances dictate.  The Trust generally receives an origination fee for the loans it originates.

Beginning in the quarter ended March 31, 2012, BRT expanded its business activities by acquiring for investment, with venture partners, multi-family residential properties.  The Trust contributed 80% of the required equity in such transactions.

BRT conducts its operations to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2012 and for the three and six months ended March 31, 2012 and 2011 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Restricted cash — construction holdbacks represent a portion of the net proceeds received from mortgage financing completed in February 2012.  These funds are to be used for construction at the Teachers Village project of our Newark Joint Venture.

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

RBH-TRB Newark Holdings LLC was determined to be a Variable Interest Entity (“VIE”) because the total equity investment at risk is not sufficient to permit this entity to finance its activities without additional subordinated financial support by its equity holders.  The Trust was determined to be the primary beneficiary as it has a controlling financial interest in the VIE as it has the power to direct the activities of the VIE and has the obligation to absorb a majority of the VIE’s expected losses.

Note 2 - Basis of Preparation (Continued)

The Trust’s two consolidated joint ventures that own multi-family residential properties in Florida were determined to be VIEs because the holders of equity at risk, as a group, lack the power to direct the activities that most significantly impact the economic performance of the ventures.  The Trust was determined to be the primary beneficiary as it has a controlling financial interest in the VIEs as it has the power to direct the activities of the VIEs that most significantly impact the ventures performance and has the obligation to absorb a majority of the VIEs’ expected losses.  For these reasons, the Trust has consolidated the operations and assets of these VIEs in the Trust’s consolidated financial statements.

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

Note 3 - Equity

Common Share Dividend Distribution

During the quarter ended March 31, 2012, the Trust did not declare a dividend to its shareholders.

Restricted Shares

The Trust’s 2012 Incentive Plan, approved by its shareholders in January 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing.  A maximum of 600,000 shares may be issued pursuant to such plan.  An aggregate of 587,430 shares of restricted stock have been granted pursuant to the Trust’s 2003 and 2009 equity incentive plans (collectively, the “Prior Plans”) and have not yet vested.  No additional awards may be granted under the Prior Plans.  The restricted shares that have been granted under the Prior Plans vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheet until they vest, but are included in the earnings per share computation.  The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the three months ended March 31, 2012 and 2011 the Trust recorded $179,000 and $218,000 of compensation expense, respectively, and for the six months ended March 31, 2012 and 2011, recorded $391,000 and $426,000 of compensation expense, respectively.  At March 31, 2012, $2,287,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3.06 years.

Per Share Data

Basic earnings (loss) per share attributable to holders of shares of beneficial interest was determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during each period.

Note 3 — Equity (Continued)

Diluted earnings (loss) per share attributable to holders of shares of beneficial interest reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that shared in the earnings of the Trust.

Basic and diluted shares outstanding for the three months ended March 31, 2012 and 2011 were 14,050,088 and 14,047,924, respectively and for the six months ended March 31, 2012 and 2011 were 14,015,940 and 14,012,404, respectively.

Note 4 - Real Estate Loans

Information relating to real estate loans, all of which are earning interest, is summarized below (dollars in thousands):

	March 31, 2012		September 30, 2011
Property Type	Real Estate Loans, Net	Percent	Real Estate Loans, Net	Percent
Multi-family residential	$57,469	78%	$26,300	39%
Industrial	11,784	16	11,874	18
Office	2,250	3	24,975	37
Retail	2,000	3	4,117	6
	73,503	100%	67,266	100%
Deferred fee income	(1,302)		(576)
Real estate loans, net	$72,201		$66,690

The Trust recognized cash basis interest of $153,000 and $303,000 on non-earning loans in the three and six months ended March 31, 2011, respectively.

At March 31, 2012, one borrower had a loan outstanding in excess of 5% of total assets. Information regarding this loan is set forth in the table below (dollars in thousands):

Property Type	Gross Loan Balance	# of Loans	% of Gross Loans	% of Assets	State	Status

Multi-Family	$27,439	1	37%	9.2%	GA	Performing

Substantially all of the Trust’s portfolio consists of senior mortgage loans secured by real properties, 37% of which are located in Georgia, 27% in Florida, 16% in Maryland, 17% in New York and 3% in Connecticut.

Note 5 - Real Estate Loan Held For Sale

At September 30, 2011, the Trust had one loan classified as held for sale. The loan, which represented a pari passu interest in a loan with a principal balance of approximately $17 million, had a carrying value of approximately $8.5 million. In October 2011, pursuant to a Federal Bankruptcy Court approved joint plan of reorganization, the Trust and its loan participant sold the rights to the loan for net

Note 5 - Real Estate Loan Held For Sale (Continued)

proceeds of approximately $23.5 million.  The Trust recognized a gain of $3.2 million on the sale, representing its 50% interest in the loan. The Trust provided $15 million of financing for the purchase which was paid off on December 5, 2011.

Note 6 - Allowance for Possible Loan Losses

At March 31, 2012 and September 30, 2011 the Trust did not have an allowance for possible loan losses.

Note 7 - Real Estate Properties

A summary of real estate properties owned is set forth below (dollars in thousands):

	September 30, 2011 Balance	Additions	Costs Capitalized	Depreciation and Amortization	March 31, 2012 Balance

Shopping centers/Retail	$2,853	—	—	$(52)	$2,801
Condominium and coop units	315	—	$2	(26)	291
Commercial (a)	48,137	—	4,449	(303)	52,283

Multi-family (b)	—	$68,650	—	—	68,650
Land	7,972	—	—	—	7,972
Total real estate properties	$59,277	$68,650	$4,451	$(381)	$131,997

(a) Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE which owns 26 operating and development properties in Newark, NJ.  These properties contain a mix of office and retail space, totaling approximately 637,000 square feet.  These assets are subject to blanket mortgages aggregating $23,250,000, held by the Trust, which are eliminated in consolidation.  Several of the assets are also encumbered by other mortgages - see Note 10 Debt Obligations — Mortgages Payable.

(b) On March 22, 2012, the Trust, through a consolidated joint venture, purchased a 542 unit multi-family residential property located in Palm Beach Gardens, Florida.  The purchase price was $59,400,000 exclusive of acquisition costs of $1,555,000 which were expensed in the three months ended March 31, 2012.  The Trust has an 80% interest in this joint venture.  The property is encumbered by a $45,200,000 mortgage — see Note 10 Debt Obligations — Mortgages Payable.  The Trust made a capital contribution of $14,480,000 representing its proportionate share of capital required to purchase and improve the property.

On March 30, 2012, the Trust, through a consolidated joint venture, purchased a 208 unit multi-family residential property located in Melbourne, Florida.  The purchase price was $9,300,000 exclusive of $238,000 of acquisition costs which were expensed in the quarter ended March 31, 2012.  The Trust has

Note 7 - Real Estate Properties (Continued)

an 80% interest in this joint venture.  The property is encumbered by a $7,680,000 mortgage — see Note 10 Debt Obligations — Mortgages Payable.  The Trust made a capital contribution of $3,120,000 representing its proportionate share of capital required to purchase and improve the property.

Note 8 — Investment in Unconsolidated Ventures

The Trust is a partner in four unconsolidated ventures, each of which owns and operates one property.  The Trust’s share of (loss) earnings in all of its unconsolidated joint ventures, including a joint venture engaged in purchasing loans that ceased investment activities in November 2011, was $(40,000) and $86,000 for the three months ended March 31, 2012 and 2011, respectively, and $(115,000) and $135,000 for the six months ended March 31, 2012 and 2011, respectively.  The Trust’s equity in these unconsolidated ventures totaled $5,503,000 and $4,247,000 at March 31, 2012 and September 30, 2011, respectively.

On January 12, 2012, an unconsolidated joint venture in which the Trust has an 80% interest purchased a 207 unit multi-family residential property in Marietta, Georgia.  The Trust’s equity investment was $2,560,000.

On February 23, 2012, an unconsolidated joint venture in which the Trust has an 80% interest purchased a 170 unit multi-family residential property in Lawrenceville, Georgia.  The Trust’s equity investment was $2,200,000.

Note 9 — Available-For-Sale Securities

Information regarding our available-for-sale securities, all of which are equity securities, is set forth below (dollars in thousands):

	March 31, 2012	September 30, 2011
Cost basis	$1,934	$2,488
Unrealized gains	610	406
Unrealized losses	(35)	(128)
Market value	$2,509	$2,766

Unrealized gains and losses are reflected as accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Trust’s available-for-sale equity securities were determined to be Level 1 financial assets within the valuation hierarchy established by current accounting guidance, and the valuation is based on current market quotes received from financial sources that trade such securities.  All of the available-for-sale securities in an unrealized loss position are not considered to be other than temporarily impaired because the Trust expects the value of these securities to recover and plans on holding them until at least such recovery.

Note 9 — Available-For-Sale Securities

Information regarding the sales of available-for-sale equity securities is presented in the table below (dollars in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Proceeds from sale	$1,957	$2,231	$2,513	$2,871
Less cost basis	1,615	2,130	2,189	2,349
Gain on sale	$342	$101	$324	$522

For 2011, the calculation of gain on sale was determined using an average cost.  For 2012, the gain or loss on sale was determined using specific identification.

During the three and six months ended March 31, 2011, the Trust sold available-for-sale debt securities for $3,417,000 which had a basis of $2,925,000 determined using specific cost.  Accordingly the Trust recognized a gain of $492,000 from these sales.

Note 10 — Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2012	September 30, 2011

Line of Credit	—	—
Junior subordinated notes	$37,400	$37,400
Mortgages payable	100,306	14,417
Total debt obligations	$137,706	$51,817

Line of credit

On June 22, 2011, the Trust, through a wholly owned subsidiary, entered into a senior secured revolving credit facility with Capital One, National Association.  The maximum amount that may be borrowed under the facility is the lesser of $25 million and the borrowing base.  The borrowing base is generally equal to 40% to 65% (depending on, among other things, the type of property secured by the eligible mortgage receivables pledged to the lender and the operating income of the related property) of such receivables.  Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures June 21, 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at the Trust’s option into an 18-month term loan.  The Trust has guaranteed the payment and performance of its subsidiary’s obligations under the facility.

The facility requires the Trust and the subsidiary to maintain or comply with, among other things, net worth and liquidity covenants, debt service and collateral coverage ratios and limits, with specified exceptions, the incurrence of debt.

On April 17, 2012, the facility was amended to allow the subsidiary to borrow for up to 90 days on an unsecured basis, a maximum of $10,000,000.

For the three and six months ended March 31, 2012, fee amortization with respect to the facility was $37,000 and $74,000, respectively, and is a component of interest expense.  At March 31, 2012 and

Note 10 — Debt Obligations (Continued)

September 30, 2011, there were no outstanding balances on this facility.

Junior Subordinated Notes

At March 31, 2012, the Trust’s junior subordinated notes had an outstanding principal balance of $37,400,000.  The interest rates on the outstanding notes are set forth in the table below:

Interest Period	Interest Rate
May 2009 through March 14, 2011	3.50%
March 15, 2011 through July 31, 2012	3.00%
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	Libor + 2.00%

Interest expense relating to the junior subordinated notes for the three months ended March 31, 2012 and 2011 was $281,000 and $483,000, respectively, and for the six months ended March 31, 2012 and 2011, interest expense was $561,000 and $1,004,000, respectively.  Amortization of the deferred costs which is a component of interest expense on borrowed funds was $5,000 and $7,000 for the three months ended March 31, 2012 and 2011, respectively and $10,000 and $15,000 for the six months ended March 31, 2012 and 2011, respectively.

Mortgages Payable

At March 31, 2012, the Trust and its consolidated subsidiaries had 13 mortgages outstanding.  The mortgages bear interest at rates ranging between 2% and 17% and mature between 2014 and 2031.  Scheduled principal repayments during the next five years and thereafter are as follows (dollars in thousands):

Year ended March 31,
2013	$5,374
2014	1,197
2015	2,701
2016	1,894
2017	1,988
Thereafter	87,152
Total	$100,306

Note 10 — Debt Obligations (Continued)

The Trust had the following obligations outstanding as of the dates indicated all of which are, except as indicated, secured by real property (dollars in thousands):

Property	March 31, 2012		September 30, 2011	Rate	Maturity
Yonkers, NY (1)	$1,990		$2,041	5.25%	April 2022
Palm Beach Gardens, FL	45,200	(2)	—	3.78%	April 2019
Melboune, FL	7,680	(2)	—	3.97%	April 2019
65 Market St — Newark, NJ	900		900	7.00%	January 2015
69 Market St — Newark, NJ	—		1,200	7.00%	N/A
909 Broad St — Newark, NJ	5,743		5,828	6.00%	August 2030
909 Broad St — Newark, NJ	479		486	6.00%	August 2030
Teachers Village — Newark, NJ (3) (4)	22,748		—	5.50%	December 2030
Teachers Village — Newark, NJ (3)	4,250		—	3.46%	February 2032
Teachers Village — Newark, NJ (3)	1,000		—	2.00%	February 2022
Teachers Village — Newark, NJ (3)	1,908		—	2.50%	February 2014
Teachers Village — Newark, NJ (3) (5)	1,832		—	(5)	February 2034
Teachers Village — Newark, NJ (6)	6,576		3,962	17%	June 2012
	$100,306		$14,417

(1)          On March 29, 2012, a consolidated joint venture which owns a property in Yonkers, NY, refinanced an existing mortgage in the amount of $ 1,990,000 with the current lender.  The new mortgage bears interest at one-month LIBOR plus 3.15%.  In connection with the transaction, the venture entered into an interest rate swap agreement which effectively fixes the interest rate at 5.25%.

(2)          Reflects the mortgage debt obtained with respect to the acquisition of such property in March 2012.

(3)          From December 29, 2011 through February 2, 2012, subsidiaries of our consolidated Newark Joint Venture entered into a series of agreements and transactions pursuant to which such entities obtained $31.8 million of mortgage financing and $13.7 million in Federal New Markets Tax Credit (the “NMTC”) proceeds. The NMTC proceeds were recorded as a deferred gain on the consolidated balance sheet.  The proceeds of the foregoing, together with $2.5 million in NMTC proceeds received in May 2012, after giving effect to the payment of transaction fees and the repayment of certain outstanding debt, are to be used to construct two buildings at the Teachers Village site.  The remaining proceeds from the transaction which totalled $33,064,000 are to be used for construction and are reflected on the consolidated balance sheet as restricted cash-construction holdbacks.  See Note 11 to the Trust’s consolidated financial statements.

(4)          TD Bank has the right, in 2018, to require subsidiaries of the Newark Joint Venture to repurchase such debt.  If such right is exercised, such subsidiaries will be required to refinance such debt.  The stated rate of interest thereon is 5.5% per year; however, the United States Treasury Department is covering the interest at the rate of 4.99% per year and accordingly, the effective rate of interest thereon until 2018 is 0.51% per year.

Note 10 — Debt Obligations (Continued)

(5)          The debt is to be serviced in full by annual payment-in-lieu of taxes (“PILOT”) of $256,000 in 2013 increasing to approximately $281,000 at maturity.  This obligation is not secured by real property.

(6)          As of March 31, 2012, the trust had guaranteed $1,647,000 of this mortgage obligation.

Note 11 — Deferred Income (New Markets Tax Credit Transaction)

On February 3, 2012, subsidiaries of the Newark Joint Venture entered into a transaction with an affiliate of Goldman Sachs (“Goldman”) related to the Teacher’s Village project and received proceeds from the NMTC credits.  The NMTC program was enacted by Congress to serve low-income and distressed communities by providing investors with tax credit incentives to make capital investments in those communities.  The program permits taxpayers to claim credits against their Federal income tax for up to 39% of qualified investments.

Goldman contributed a net amount of $16.4 million to the project through a special-purpose entity created to effect the financing transaction and is entitled to receive tax credits against the $60 million qualified investment in the project over the next seven years.  At the end of the seven years, the Newark Joint Venture’s subsidiaries have the option to acquire the special purpose entity for a nominal fee and it is anticipated that it will exercise this option.

Included in deferred income on the Trust’s consolidated balance sheet at March 31, 2012 is $13.7 million of the Goldman contribution — the balance of approximately $2.5 million became available after March 31, 2012 and accordingly is not included in the consolidated balance sheet at such date.  The aggregate of approximately $16.2 million will be recognized into income when the obligation to comply with the requirements of the New Markets Tax Credit program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”),  is eliminated.  Risks of non-compliance include recapture (i.e. reversal of the benefit the tax credit and the related indemnity obligation of the Newark Joint Venture).  The tax credits are subject to recapture for a seven year period as provided in the Code.

Costs incurred in structuring this transaction are deferred and will be recognized as an expense based on the maturities of the various mortgage financings related to the NMTC transaction.  At March 31, 2012, these costs totaled $6,700,000 and are included in deferred costs on the consolidated balance sheet.

The Trust determined that the special purpose entity is a VIE.  The VIE’s ongoing activities, which include collecting and remitting interest and fees and NMTC compliance, were all considered in the design and are not anticipated to affect the economic performance during the life of the VIE.  Management considered the obligation to deliver tax benefits and provide guarantees to Goldman and the Trust’s obligations to absorb the losses of the VIE.  Management also considered Goldman’s lack of a material interest in the underlying economics of the project.  Management concluded that the Trust is the primary beneficiary and has therefore consolidated the VIE.

Note 12 - Segment Reporting

Management has determined that the Trust operates in two reportable segments: (i) a loan and investment segment which includes the origination and servicing of the Trust’s loan portfolio and investments; and (ii) a real estate segment which includes the operation and disposition of the Trust’s real estate assets.

The following table summarizes the Trust’s segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2012			Six Months Ended March 31, 2012
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total

Interest and loan fees	$2,202	—	$2,202	$4,454	—	$4,454
Rental revenue	—	$1,019	1,019	—	$1,787	1,787
Other income	173	293	466	307	293	600
Total revenues	2,375	1,312	3,687	4,761	2,080	6,841

Interest on borrowed funds	118	757	875	329	1,013	1,342
Operating expenses relating to real estate properties	—	959	959	—	1,745	1,745
Other expenses	928	1,351	2,279	2,136	1,988	4,124
Property acquisition costs	—	1,793	1,793	—	1,793	1,793
Amortization and depreciation	—	180	180	—	364	364
Total expenses	1,046	5,040	6,086	2,465	6,903	9,368

Total revenues less total expenses	1,329	(3,728)	(2,399)	2,296	(4,823)	(2,527)

Equity in (loss) earnings of unconsolidated ventures	6	(46)	(40)	(136)	21	(115)
Gain on sale of available- for-sale securities	342	—	342	324	—	324
Gain on extinguishment of debt	—	—	—	3,192	—	3,192
Income (loss) from continuing operations	1,677	(3,774)	(2,097)	5,676	(4,802)	874

Discontinued operations:
Gain on sale of real estate assets	—	—	—	—	490	490

Net income (loss)	1,677	(3,774)	(2,097)	5,676	(4,312)	1,364
Plus: net loss attributable to non-controlling interests	—	1,069	1,069	—	1,482	1,482
Net income (loss) attributable to common shareholders	$1,677	$(2,705)	$(1,028)	$5,676	$(2,830)	$2,846

Segment assets at March 31, 2012	$108,626	$190,718	$299,344	$108,626	$190,718	$299,344

Note 12 -Segment Reporting (Continued)

The following table summarizes the Trust’s segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2011			Six Months Ended March 31, 2011
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total

Interest and loan fees	$2,021	—	$2,021	$3,420	—	$3,420
Rental revenue	—	$959	959	—	$1,813	1,813
Other income	2,717	—	2,717	2,916	—	2,916
Total Revenues	4,738	959	5,697	6,336	1,813	8,149

Interest on borrowed funds	331	211	542	690	509	1,199
Other expenses	1,435	1,452	2,887	2,742	2,903	5,645
Amortization and depreciation	—	184	184	—	372	372
Total expenses	1,766	1,847	3,613	3,432	3,784	7,216

Total revenues less total expenses	2,972	(888)	2,084	2,904	(1,971)	933

Equity in earnings of unconsolidated ventures	—	86	86	—	135	135
Gain on sale of available- for-sale securities	593	—	593	1,014	—	1,014
Loss on extinguishment of debt	(1,448)	(690)	(2,138)	(1,448)	(690)	(2,138)
Income (loss) from continuing operations	2,117	(1,492)	625	2,470	(2,526)	(56)

Discontinued operations:
Gain on sale of real estate assets	—	697	697	—	697	697

Net income (loss)	2,117	(795)	1,322	2,470	(1,829)	641
Less net loss attributable to non-controlling interests	—	525	525	—	698	698
Net income (loss) attributable to common shareholders	$2,117	$(270)	$1,847	$2,470	$(1,131)	$1,339

Segment assets at March 31, 2011	$124,690	$59,398	$184,088	$124,690	$59,398	$184,088

Note 13 — Fair Value of Financial Instruments

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments that are not recorded at fair value on the consolidated balance sheets:

Note 13 — Fair Value of Financial Instruments (Continued)

Cash and cash equivalents, restricted cash, accounts receivable (included in other assets), accounts payable and accrued liabilities:  The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value due to the short term nature of these accounts.

Real estate loans:  The mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market rates of interest between 10% and 12.5%.  The mortgage loans of the Trust which have fixed rate provisions have an estimated fair value of $34,000 greater than their carrying value assuming a market rate of interest of 11% which management believes reflect institutional lender yield requirements.

Junior Subordinated Notes:  At March 31, 2012, the estimated fair value of the Trust’s junior subordinated notes is lower than their carrying value by approximately $472,000 based on a market rate of 3.47%.

Mortgages Payable:  At March 31, 2012, the estimated fair value of the Trust’s mortgages payable is higher than their carrying value by approximately $65,000 assuming market interest rates between 3.48% and 17%.  Market rates were determined using current financing transactions provided by third party institutions.

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

Note 13 — Fair Value of Financial Instruments (Continued)

Set forth below is information regarding the Trust’s financial assets measured at fair value as of March 31, 2012 (dollars in thousands):

	Carrying and	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2
Financial Assets:
Available-for-sale securities:
Corporate equity securities	$2,509	$2,509	—
Financial Liabilities:
Derivative Financial Instruments	$27	—	$27

Available-for-sale securities:  Fair values are approximated based on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairment because the Trust expects the value of these securities to recover and plans on holding them until at least such recovery occurs.

Derivative financial instrument:  Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At March 31, 2012, this derivative is included in accounts payable and accrued liabilities on the consolidated balance sheet.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  However, as of March 31, 2012, the Trust has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Trust has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 14 — Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

The Trust’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Trust primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Trust making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  In March

Note 14 — Derivative Financial Instruments (Continued)

2012, the Trust executed an interest rate swap used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended March 31, 2012 the Trust did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Trust’s variable-rate debt.

As of March 31, 2012, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional	Rate	Maturity

Interest Rate Swap	$1,990	5.25%	April 1, 2022

The table below presents the fair value of the Trust’s derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Fair Values of Derivative Instruments
Derivative Assets

Fair Values of Derivative Instruments
	Derivative Assets		Derivatives Liabilities
	March 31, 2012	September 30, 2011	March 31, 2012	September 30, 2011
Derivative designated as hedging instruments

Interest rate derivative
Balance Sheet Location	Other Assets	Other Assets	Accounts Payable and Accrued Liabilities	Accounts Payable and Accrued Liabilities
Pay-Fixed Swap	$—	$—	$27	$0

The following table presents the effect of the Trust’s derivative financial instrument on the consolidated statements of comprehensive (loss) income for the three and six months ended March 31, 2012 (dollars in thousands):

	Three Months Ended	Six Months Ended
	March 31, 2012
Amount of loss recognized on derivative in Other Comprehensive Income	$27	$27
Amount of loss reclassified from Accumulated Other Comprehensive Income into Interest Expense	$—	$—

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three and six months ended March 31, 2012 or March 31, 2011.  During the twelve months ending September 30, 2012, the Trust estimates an additional $35,000 will be reclassified from other comprehensive income as an increase to interest expense.

Note 14 — Derivative Financial Instruments (Continued)

Credit-risk-related Contingent Features

The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

As of March 31, 2012 the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $27,000.  As of March 31, 2012, the Trust has not posted any collateral related to this agreement.  If the Trust had been in breach of this agreement at March 31, 2012, it could have been required to settle it obligations thereunder at its termination value of $27,000.

Note 15 — New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, which is included in ASC 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance is effective for the Trust’s interim and annual reporting periods beginning December 15, 2011, and is applied prospectively. Adoption of this guidance did not have a material impact on the Trust’s financial condition, results of operations or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, which is included in ASC 220, Presentation of Comprehensive Income. This update improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance requires all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Trust adopted this guidance on January 1, 2012.  Adoption of this guidance did not have a material impact on the Trust’s financial condition, results of operations or disclosures.

Note 16 — Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2012 that require additional disclosure have been included in the notes to the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions or variations thereof.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read the section “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011 and in this Quarterly Report on Form 10-Q.

Overview

We are a real estate investment trust, also known as a REIT. We originate and hold for investment senior mortgage loans secured by commercial and multi-family properties in the United States. Beginning in the quarter ended March 31, 2012, we expanded our activities by acquiring for investment, with venture partners, multi-family residential properties.  Historically, our primary source of revenue has been interest income, and to a lesser extent, loan fee income generated on the origination and extension of loans, rental revenue from real properties and investment income.  As a result of the expansion of our activities and the acquisition in March 2012 of multi-family residential properties, we expect that rental revenues, real estate operating expenses and cash flow from operations will increase in the future.

The following highlights our activities during the six months ended March 31, 2012:

•                  the Newark Joint Venture closed on approximately $48 million of financing (comprised of $31.8 million of mortgage debt and $16.2 million of New Markets Tax Credits proceeds(inclusive of approximately $2.5 million of such proceeds that became available in May 2012), for the Teachers Village project enabling it to begin construction on two buildings of the project;

•                  our consolidated joint ventures purchased two multi-family residential properties with an aggregate of 750 units for an aggregate purchase price of $68.7 million (excluding acquisition costs of $1.79 million and including an aggregate of $52.9 million of mortgage debt);

•                  we invested an aggregate of $4.8 million (including funds for anticipated property improvements and cash needs), representing an 80% interest, in two unconsolidated joint ventures that purchased two multi-family residential properties with an aggregate of 377 units for an aggregate purchase price of $14.4 million (excluding $193,000 of acquisition costs and including an aggregate of $11.2 million of mortgage debt);

•                  we originated $66.1 million of mortgage loans in the first six months of fiscal 2012 compared to $88.9 million in the first six months of fiscal 2011;

•                  at March 31, 2012 we had cash and cash equivalents and available-for-sale securities of $39.6 million; and

•                  at March 31, 2012, our net loan portfolio totaled $72.2 million - all of the loans in the portfolio are performing.

Results of Operations — Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,		Increase
(Dollars in thousands):	2012	2011	(Decrease)	%Change
Interest on real estate loans	$1,704	$1,746	$(42)	(2.4)%
Loan fee income	498	275	223	81
Rental revenue from real estate properties	1,019	959	60	6
Recovery of previously provided allowances	3	2,566	(2,563)	N/A
Other, income	463	151	312	205.3
Total revenues	$3,687	$5,697	$(2,010)	(35.3)

Interest on real estate loans.  The decrease is attributable to: (i) the inclusion in the corresponding period in 2011 of $153,000 of cash basis income received primarily from non-performing loans; (ii) an approximately $121,000 decrease due to the decline in the weighted average interest rate on the performing portfolio from 12.77% to 11.65% - the interest rate decreased as a result of competitive pricing pressure; and (iii) the inclusion in the corresponding period in the prior year of approximately $92,000 of interest income from our purchase money mortgages that were subsequently paid off.  Partially offsetting the decline was a $500,000 increase in interest attributable to a $16.4 million increase in the average balance of earning loans outstanding.  While originations are lower in the current fiscal year than the prior fiscal year, the timing of the payoffs of our loans caused the average balance to increase.

Loan fee income.  The increase is primarily due to amortization of loan fees resulting from larger loan portfolio.

Recovery of previously provided allowances.  The decline is due to the inclusion of $2,566,000 of recoveries in the 2011 period.  There were only limited recoveries in the current period.

Rental revenue from real estate properties.  The increase is primarily due to the approximately $178,000 of rental income received from a multi-family residential property we acquired on March 22, 2012.  (Another multi-family residential property was acquired on March 30, 2012, but due to the timing, such acquisition did not impact such revenues or the related operating and interest expense).  This increase was partially offset by the inclusion of $68,000 of rebill income at a Newark Joint Venture property in the corresponding period in the prior year and an approximately $45,000 decline in rental income at the Newark Joint Venture due to the loss of several commercial tenants at the Market Street property.  This is a future development site and accordingly only short term leases are offered at this property.  As a result, retaining tenants and finding new and replacement tenants at such property is difficult.

Other income.  The increase is the result of a US Treasury subsidy which is covering approximately 90% of the interest payments with respect to Qualified School Construction Bonds (“QSCB’s”) in principal amount of approximately $22.7 million issued by the Newark Joint Venture.  We anticipate this subsidy, in the annual amount of approximately $1.2 million, will continue until at least 2018.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	%Change
Interest — borrowed funds	$875	$542	$333	61.3%
Advisor’s fees — related party	273	241	32	13.2
Foreclosure related professional fees	—	167	(167)	N/A
Property acquisition costs	1,793	—	1,793	N/A
General and administrative	2,006	1,629	377	23.2
Operating expenses relating to real estate properties	959	850	109	12.9
Amortization and depreciation	180	184	(4)	(2.0)
Total expenses	$6,086	$3,613	$2,473	68.4

Interest - borrowed funds.  Approximately $449,000 of the increase (net of $223,000 in capitalized interest) is attributable to increased interest expense related to the Newark Joint Venture’s financing transactions, approximately $50,000 of the increase is attributable to mortgages on the multi-family properties acquired in March 2012 and approximately $37,000 is related to the amortization of fees associated with our credit line.  The increase was partially offset by a $204,000 reduction in interest expense resulting from the March 2011 restructuring of our junior subordinated notes.  We anticipate that interest expense will increase in the future because: (i) the interest expense reflected for the current three months does not include interest expense for the full quarter with respect to the aggregate net mortgage debt of $95.9 million incurred in the current quarter; and (ii) the interest rate on the junior subordinated notes will increase from 3% to 4.9% in August 2012.

Foreclosure related professional fees.  There were no such fees in the current period as we resolved all of the bankruptcy, foreclosure and related proceedings in which we had been involved.

Property acquisition costs.  Our consolidated joint ventures purchased two separate properties and incurred property acquisition costs of $1,793,000.  Such costs included acquisition fees to our joint venture partner, brokerage fees, and legal, due diligence and other transactional costs and expenses.

General and administrative.  Approximately $165,000 of the increase is a result of the payment of Federal alternative minimum tax resulting from the use of net operating loss carryfowards to reduce 2011 taxable income.  The balance is attributable to increases in professional fees of approximately $92,000, higher payroll and payroll related expenses of approximately $52,000 resulting from higher salaries, and the payment, beginning this quarter, of a quarterly fee of $50,000 to our chairman of the board.

Operating expenses relating to real estate properties.  Approximately $67,000 of the increase is due to the multi-family residential property purchased in the current quarter and approximately $90,000 of the increase is due to the inclusion in the corresponding quarter of the prior year, of a reversal of an over-accrual for real estate taxes on our Daytona, Florida property.  These increases were partially offset by $48,000 in decreases in various expenses, none of which was individually significant.

Amortization and depreciation.  We estimate that such expense will increase by approximately $417,000 per quarter due to the inclusion for a full quarter in subsequent periods of such expense from the multi-family residential properties acquired by our consolidated joint ventures in March 2012.

Other revenue and expense items

Equity in (loss) earnings of unconsolidated joint ventures.  The decrease of $126,000 is attributable to property acquisition costs.

Gain on sale of available-for-sale securities.  In the three months ended March 31, 2012, we sold available-for-sale securities with a cost basis of $1,615,000 and recognized a gain of $342,000.  In the second quarter of fiscal 2011, we sold available-for-sale debt and equity securities with a cost basis of $5,056,000 and recognized a gain of approximately $593,000.

Loss on extinguishment of debt.  In the quarter ended March 31, 2011, we restructured our outstanding junior subordinated notes. For accounting purposes this restructuring was treated as an extinguishment of debt, and accordingly, we recognized a loss of $2,138,000 which represented the unaccreted principal balance of the notes and the related unamortized costs.  There was no corresponding loss in the current quarter.

Discontinued operations.  In the second quarter of fiscal 2011, discontinued operations consisted of a gain on the sale of a vacant cooperative apartment in New York City and the payoff of a loan which was classified as real estate for financial statement purposes.

Results of Operations — Six months ended March 31, 2012 compared to the six months ended March 31, 2011

Revenues

The following table sets forth a comparison of our revenues for the periods indicated:

	Six Months Ended March 31,		Increase
(Dollars in thousands):	2012	2011	(Decrease)	%Change
Interest on real estate loans	$3,614	$2,902	$712	24.5%
Loan fee income	840	518	322	62.3
Rental revenue from real estate properties	1,787	1,813	(26)	(1.4)
Recovery of previously provided allowances	10	2,566	(2,556)	N/A
Other, income	590	350	240	68.3
Total revenues	$6,841	$8,149	(1,308)	(16.1)

Interest on real estate loans.  The increase is primarily due to a $25.7 million increase in the average balance of earning loans outstanding.  While originations are lower in the current six months than in the corresponding period in the prior fiscal year, the timing of the payoffs of loans caused the average balance to increase.  Partially offsetting this increase was (i) a $148,000 decrease due to the decline from 12.35% to 11.55% in the weighted average interest rate earned on the performing loan portfolio — the interest rate decreased as a result of competitive pricing pressure; and (ii) the inclusion during the six months ended March 31, 2011 of $479,000 in cash basis income collected primarily on non-performing loans.

Loan fee income.  The increase is primarily due to amortization of loan fees resulting from a larger loan portfolio.

Recovery of previously provided allowances.  The decline is due to the inclusion of $2,566,000 in recoveries in the 2011 period.  There were only limited recoveries in the current six months.

Rental revenue from real estate properties.  The decrease is attributable to (i) the inclusion in the corresponding period of the prior year of $102,000 of rebill income at a Newark Joint Venture property and (ii) $112,000 decrease due to the loss of several commercial tenants at the Newark Joint Venture’s Market Street property.  Partially offsetting this decline is the inclusion of approximately $178,000 of rental income from the multi-family property acquired on March 22, 2012.

Other income.  The increase is the result of a US Treasury subsidy which will cover approximately 90% of the interest payments with respect to QSCB’s in principal amount of $22.7 million issued by the Newark Joint Venture.  We anticipate this subsidy in the annual amount of approximately $1.2 million will continue until at least 2018.

Expenses

The following table sets forth a comparison of our expenses for the periods indicated:

	Six Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	%Change
Interest — borrowed funds	$1,342	$1,199	$143	11.9%
Advisor’s fees — related party	444	462	(18)	(3.8)
Foreclosure related professional fees	—	357	(357)	N/A
Property acquisition costs	1,793	—	1,793	N/A
General and administrative	3,680	3,060	620	20.3
Operating expenses relating to real estate properties	1,745	1,766	21	1.2
Amortization and depreciation	364	372	8	2.3
Total expenses	$9,368	$7,216	2,152	29.8

Interest - borrowed funds.  Approximately $517,000 of the increase (net of $372,000 in capitalized interest) is attributable to increased interest expense related to the Newark Joint Venture’s financing transactions, approximately $50,000 of the increase is attributable to mortgages on the multi-family properties acquired in March 2012 and approximately $74,000 is related to amortization of fees associated with our credit line.  The increase was partially offset by the $448,000 reduction in interest expense resulting from the March 2011 restructuring of our junior subordinated notes.

Property acquisition costs.  Our consolidated joint ventures purchased two separate properties and incurred property acquisition costs of $1,793,000.  Such costs included acquisition fees to our joint venture partners, brokerage fees, and legal, due diligence and other transactional costs and expenses.

General and administrative.  Approximately $165,000 of the increase is a result of the payment of Federal alternative minimum tax resulting from the use of net operating loss carryfowards to reduce 2011 taxable income.  In addition, there were increases in professional fees of approximately $135,000, higher payroll and payroll related expenses of approximately $148,000 resulting from higher salaries and the payment, beginning January 2012, of a quarterly fee of $50,000 to our chairman of the board.

Other revenue and expense items

Equity in (loss) earnings of unconsolidated joint ventures.  The decrease of $250,000 is related to a loss of: (i) $127,000 from a joint venture entered into in the March 2012 quarter which loss is primarily the result of $193,000 of acquisition costs; and (ii) $136,000 (which reflects the write-off of $297,000 of capitalized costs) related to a joint venture that ceased loan purchasing activities in November 2011.

Gain on sale of available-for-sale securities- In the six months ended March 31, 2012, we sold available-for-sale securities with a cost basis of $2,189,000 and recognized a gain of $324,000.  In the first half of fiscal 2011, we sold available-for-sale debt and equity securities with a cost basis of $5,274,000 and recognized a gain of approximately $1,014,000.

Gain on sale of loan.  In October 2011, pursuant to a Federal Bankruptcy Court approved joint plan of reorganization, we and our loan participant sold the rights to a loan, for net proceeds of approximately $23.5 million. We recognized a $3.2 million gain on the sale, representing our 50% interest in this loan.

Discontinued operations

In the first half of fiscal 2012, discontinued operations consisted of the gain on the sale of a vacant cooperative apartment in New York City.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including to fund loan originations, pay operating expenses, repay borrowings, and other general business needs. We require capital to fund loan originations, acquire properties, invest in joint ventures and pay operating expenses.  Our current sources of capital and liquidity primarily consist of our cash and credit facility.  At March 31, 2012, our total available liquidity (excluding $33 million in restricted cash-construction holdback which is to be used by the Newark Joint Venture) was $39.6 million, including approximately $37.1 million of cash and cash equivalents.  At May 4, 2012, our total available liquidity was $47.8 million, including approximately $39.2 million of cash and cash equivalents and up to $6.5 million that we may borrow for up to 90 days pursuant to our credit facility.

We estimate that of the aggregate of $15.4 million of  contractual obligations that become payable during the twelve months ending March 31, 2013, (i) approximately $ 8.8 million (of which approximately $ 3.2 million is recourse to us)   will be paid from the $ 2.6 million interest reserve established in connection with the Teachers Village financing, cash and cash reserves and cash flow from operations and (ii) approximately $6.6 million of debt  relating to the Newark Joint Venture(of which approximately $ 1.65 million is recourse to us)  which matures in June 2012 will be extended  or refinanced,  though no assurance can be given that such extension or refinancing will be affected.

We estimate that the aggregate of $18.5 million of contractual obligations(of which approximately $6.3 million is recourse to us) that become payable during the 24 months ending March 31, 2015 will be paid from the remaining balance of the interest reserve, cash and cash reserves, cash flow from operations and if and to the extent necessary, the extension or refinancing of then maturing debt. No assurance can be given that we or the Newark Joint Venture, as the case may be, will be able to affect such extension or refinancing.

We believe we have sufficient capital to meet our operating expenses in fiscal 2012, to fund any capital contributions required by the general operations of the Newark Joint Venture and to engage in our lending business. The acquisition of additional real properties may be constrained by our liquidity and capital resource position.

Credit Facility

A senior secured revolving credit facility with Capital One, N.A. permits our subsidiary to borrow the lesser of $25 million and the borrowing base (as determined pursuant to the facility) and provides for an interest rate equal to the greater of (i) 4% plus LIBOR and (ii) 5.5%.  The facility, among other things, requires the Trust and the subsidiary to maintain or comply with, net worth and liquidity covenants, debt service and collateral coverage ratios and limits, with specified exceptions, the incurrence of debt.  On April 17, 2012, the facility was amended to allow the subsidiary to borrow for up to 90 days on an unsecured basis, a maximum of $10 million.  At May 4, 2012 the maximum we could borrow under this facility was $6.5 million.

Multi-Family Residential Properties

We anticipate that we will be able to fund the debt service (principal and interest) and the operating expenses with respect to the multi-family residential properties acquired in March 2012 from the cash flow generated by such properties.  The mortgage debt with respect to these properties is non-recourse to us, subject to customary carve-outs.

Newark Joint Venture

The current principal focus of the Newark Joint Venture is the redevelopment of its Teacher’s Village site.  The venture contemplates three financing phases, the first phase of which was completed in February 2012.  Set forth below is information pertaining to funding of the development of this site.

Phase 1.  The Newark Joint Venture obtained $31.8 million of construction and permanent financing which, together with $16.2 million of New Markets Tax Credits proceeds (including $2.5 million of proceeds that became available in May 2012), was used to (i) pay transaction expenses of approximately $6.7 million (which is reflected on our consolidated balance sheet as deferred cost) and $6.3 million of debt (including $4.3 million of debt which had been owed to us and (ii) will be used to construct two buildings at the Teacher’s Village site in Newark, New Jersey.  Approximately $33 million of the proceeds of this financing is reflected on our consolidated balance sheet as of March 31, 2012 as “restricted cash-construction holdbacks” and will be released to the venture from time to time primarily upon satisfaction of specified construction and permitting related conditions.  An interest reserve of $2.6 million, which is included in Other Assets on our consolidated balance sheet, is expected to cover, until December 2013, the interest expense on the mortgage debt incurred in this financing. Thereafter, the Newark Joint Venture’s ability to pay debt service (i.e. principal and interest) on such debt and the estimated operating expenses of these buildings will depend on generating rental revenue and cash flow from tenants.  After giving effect to the approximately $1.23 million to be generated from the in-place lease agreement with charter schools and a daycare center (and without giving effect to contractual rent increases), the Newark Joint Venture estimates that it will require at least an additional $420,000 in rental payments from prospective retail tenants at these buildings to cover debt service and operating expenses.  While the Newark Joint Venture has commenced marketing the retail space at these buildings, there is no assurance that the venture will be able to lease such space and that if leased, the rental payments therefrom will be sufficient to cover debt service and operating expenses.  If such payments are insufficient, we may, but are not obligated to, cover a shortfall.  See “Part II — Item 5 - Other Information - Newark Joint Venture” for additional information regarding these transactions.

Phases 2 and 3. The Newark Joint Venture contemplates that an aggregate of an additional $85 million will be raised in 2012 from public and private sources to complete the construction of an additional six residential/retail buildings at the Teachers Village site.  No assurance can be given such financing will be obtained or that if is obtained, that the project will be profitable.  The failure to complete these phases (including completing the contemplated construction), may adversely impact the ability to obtain and retain tenants at the buildings to be constructed as contemplated by Phase 1.

Disclosure of Contractual Obligations

The following table sets forth as of March 31, 2012 our known contractual obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations(1)	$13,750	$15,738	$14,606	$169,712	$213,806
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligation	188	389	368	435	1,380
Purchase Obligations(2)	1,467	2,371	1,433	—	5,271
Other Long-Term Liabilities Reflected on the Trust’s Balance Sheet Under GAAP(3)	—	—	—	13,730	13,730
Total	$15,405	$18,498	$16,407	$183,877	$234,187

(1)                                  Includes payments of principal (including amortization payments) and interest.  Assumes that the QSCBs will be refinanced in 2018 on the same terms and that the interest rate on the junior subordinated notes after April 30, 2016 will be 3% per annum.

(2)                                  Reflects the minimum payment of $750,000 payable commencing January 1, 2012 for every twelve month period pursuant to our Advisory Agreement, as amended, with REIT Management, an entity owned by our chairman. This agreement terminates June 30, 2014. Also includes an estimated $717,000 payable annually pursuant to the Shared Services Agreement. No amount has been reflected as payable pursuant to such agreement after five years as such amount is not determinable. Does not include contractual obligations of the Newark Joint Venture relating to the construction of two buildings at Teachers Village site.  It is anticipated that such cost will be covered by the application of the $33 million reflected on our consolidated balance sheet as restricted cash-construction holdbacks and up to $2 million from a Community Block Development Grant.

(3)                                  Does not include approximately $2.5 million that became available after March 31, 2012. See Note 11 of the Consolidated Financial Statements.

Cash Distribution Policy

At December 31, 2011, we had approximately $62 million of net operating loss carry forwards available to offset future income.  It therefore is highly unlikely that we will pay or, to maintain our REIT status, be required to pay any dividend in 2012 and for several years thereafter.

Off Balance Sheet Arrangements

At March 31, 2012, the Trust had guaranteed $1.65 million of a mortgage obligation of its Newark Joint Venture.  The outstanding balance of the mortgage at March 31, 2012 was $6,576,000.

In the quarter ended March 31, 2012, a consolidated joint venture entered into an interest rate swap agreement in connection with a mortgage refinancing.  At March 31, 2012, the swap had a notional principal value of $1,990,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity.  Our interest income is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate.  At March 31, 2012, approximately 94% the principal amount of our outstanding mortgage loans were comprised of variable rate based loans tied to the prime rate and with a stated minimum interest rate.  When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables as of March 31, 2012 and believe that a one percent increase in interest rates would have a positive annual effect of approximately $667,000 on income before taxes and a one percent decline in interest rates would have no effect on our annual income before taxes because all of our variable rate loans have a stated minimum rate.  As of March 31, 2012, 37% of our loan portfolio was secured by properties located in the Metropolitan Atlanta area, 27% in Florida and 17% in in the New York metropolitan area and we are therefore subject to risks associated with those markets.

As of March 31, 2012, we had one interest rate swap agreement outstanding.  The fair value of our interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  At March 31, 2012, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have decreased by approximately $19,000.  If there had been a 1% decrease in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have increased by approximately $19,000.  These changes would not have any impact on our net income or cash.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 1A. Risk Factors

As of March 31, 2012, there were no material changes in our risk factors from those disclosed in Part I, Item 1A in our 2011 Annual Report on Form 10-K except for items noted below:

Risks involved in conducting real estate activity through joint ventures.

Because of our inexperience in owning multi-family properties we invest in such properties, as a co-venturer, with a more experienced partner.  Joint venture investments involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner might at any time have business goals which are inconsistent with ours; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction.

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.

Fannie Mae and Freddie Mac are a major source of financing for multi-family real estate in the United States and we have used loan programs sponsored by one or more of these entities to finance certain acquisitions.  In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship.  In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance.  A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multi-family housing more generally may adversely affect interest rates, capital availability, development of multi-family properties and the value of multi-family residential real estate and, as a result, may adversely affect our activities.

Most of our multi-family residential properties are located in Florida and Georgia, which makes us susceptible to adverse economic developments in those markets.

In addition to general, regional and national economic conditions, the operating performance of our multi-family residential properties is impacted by the economic conditions of the specific markets in which we have concentrations of properties. Because most of our multi-family properties are located in Florida and Georgia, adverse economic developments in those states or in the sub-market’s in which such properties are located, could adversely impact the operations of these properties and, therefore our profitability. The concentration of properties in a limited number of markets may expose us to risks of adverse economic developments which are greater than the risks of owning properties with a more geographically diverse portfolio.

Increased competition and increased affordability of residential homes could limit our ability to retain our tenants or increase or maintain rents.

Our multi-family properties compete with numerous housing alternatives in attracting residents, including other multi-family and single-family rental homes, as well as owner occupied single and multi-family homes.  Our ability to retain tenants and increase or maintain rents could be adversely affected by the alternative housing in a particular area and, due to declining housing prices, mortgage interest rates and government programs to promote home ownership, the increasing affordability of owner occupied single and multi-family homes.

Renewing leases or reletting units as leases expire is a risk of ownership.

When our tenants decide not to renew their leases upon expiration, we may not be able to relet these units. Even if the residents do renew or the units can be relet, the terms of renewal or reletting may be less favorable than current lease terms. Because leases for multi-family units are generally short-term, if we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected, our results of operations and financial condition may be adversely affected.

We have limited experience acquiring and managing multi-family properties.

Our business activities have historically been focused primarily on originating loans secured by real estate.  While these activities have allowed us to gain experience in analyzing multi-family properties from the lender’s perspective, we have limited experience in acquiring, managing or selling these properties.  Accordingly, we are partnering with co-venturers that have more experience than us in owning and managing multi-family properties.  Because this is relatively new business activity for us, we are subject to all the risks and uncertainties associated with any new business activity, including the risk that we will not attain our investment objectives.

Our Newark Joint Venture may be obligated to repay up to $23.4 million (and interest and penalties) if the requirements of the NMTC program are not met.

The tax credits issued pursuant to the NMTC program may be disallowed and will be subject to recapture if the requirements of the program, which are generally set forth in Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”) and the rules and regulations promulgated thereunder, are not met.  The NMTC program generally requires, among other things, that (i) specified participants (including a subsidiary of the Newark Joint Venture) in the program maintain their status as a “qualified active low income community businesses”, and that the project debt not be prepaid (whether such prepayment is voluntary or involuntary, such as through a foreclosure or otherwise) and (ii) that the subject properties not be used for prohibited purposes.  If the requirements imposed by the NMTC program are not met and the tax credits are disallowed and recaptured, the Newark Joint Venture may be required to indemnify for the loss of such tax credits in amount not to exceed $23.4 million (exclusive of interest and penalties), subject to reduction if and to the extent such credits were used in conformance with the applicable NMTC requirements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2011, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which we may, through September 2013, expend up to $2,000,000 to acquire our common shares. Set forth below is a table which provides the purchases we made in the quarter ended March 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

January 1, 2012 — January 31, 2012	461	$6.59	461	$1,182,150

February 1, 2012 — February 28, 2012	—	—	—	$1,182,150

March 1, 2012 — March 31, 2012	16,100	6.71	16,100	$1,074,119

Total	16,561	$6.71	16,561

Item 5.  Other Information

Newark Joint Venture

From late December 2011 through February 3, 2012, the NJV Subsidiaries (defined below) entered into a series of agreements and transactions (including a New Markets Tax Credits transaction) pursuant to which the NJV Subsidiaries (as defined) obtained in connection with the Teachers Village project approximately $31.8 million of financing which, together with approximately $16.2 million of New Markets Tax Credits proceeds (inclusive of $2.5 million of such proceeds that became available in May 2012) will, after paying the expenses of the transaction and paying down approximately $6.3 million of debt, be used to construct two buildings at certain of Newark Joint Venture’s properties.  Generally, the properties are located generally along Halsey Street and Maiden Lane in Newark, NJ (collectively, the “Property”).  The funds are to be used to construct: (i) an approximately 92,000 gross square foot building of which approximately 73,000 rentable square feet of the gross school area has been leased to two charter schools and approximately 20,000 rentable square feet will be used for retail space; and (ii) an approximately 40,000 gross square foot building of which approximately 35,000 rentable square feet of the gross school area has been leased to a charter school and a day care center and approximately 6,000 rentable square feet will be leased for retail space.  The Newark Joint Venture estimates that these buildings will be completed in 2013.

The three charter schools and the day care have entered into 20 year leases - the term of the applicable lease generally commences when the tenant is able to move into its leased space.  The leases with the schools and day care center provide for aggregate annual rental payments of approximately $1.26 million in the first year after construction increasing to approximately $2.2 million at the end of the lease term.  The marketing effort to lease the retail space in these buildings has commenced.

Set forth below is a summary of the material economic components and terms of the financing arrangements concluded by the Newark Joint Venture:

Sources	Terms	Proceeds

Qualified School Construction Bonds (1)	Matures December 2030. Interest only until December 2013 and then amortizes on a 20 year schedule. The interest rate currently payable by the NJV Subsidiaries, after giving effect to Federal subsidies, is 0.51% per annum.	$22,748,000

Casino Reinvestment Development Authority Loan (2)	Matures February 2032 and bears interest at the rate of 3.463% per year. This obligation is interest only until January 2019 and then it amortizes on a 30 year schedule until December 2030 at which time it amortizes fully over the remaining term.	$4,250,000

Brick City Development Corporation Loan (2)	Matures February 2022 with a 30 year amortization schedule, bears interest at a rate of 2% per year and requires a 1.5% annual fee on the principal amount then outstanding.	$1,000,000

TD Bank, N.A. Loan (2)	Self- amortizing loan matures February 2014 and bears interest at a rate of 2.5% per year.	$2,000,000

Redevelopment Area Bond (3)	Matures in 2034. The bonds are serviced in full by annual payment- in-lieu of taxes (“PILOT”) of $256,000 in 2013 increasing to approximately $281,000 at maturity.	$1,832,000

(1)     In December 2011 (a) TD Bank, N.A. purchased these bonds and (b) the Newark Joint Venture prepaid $118,000 of interest for 2012 on these bonds.  The bonds are secured by a first mortgage on the Property.  TD Bank has the right, in 2018, to require the repurchase of these bonds.  If such right is exercised, the NJV Subsidiaries will be required to refinance these bonds.  The stated rate of interest on these bonds is 5.5% per year; however, the United States Treasury Department is covering the interest on these bonds at the rate of 4.99% per year and accordingly, the effective rate of interest for the NJV Subsidiary until 2018 is 0.51%.

(2)         These loans are secured by junior mortgages on the Property.

(3) The PILOT payments are payable in quarterly installments and may be subject to increase if the value of the land underlying the building is re-assessed.

The Newark Joint Venture also anticipates receiving up to a $2 million Community Development Block Grant to be provided by the City of Newark for tenant improvements for the day care center.

The Newark Joint Venture has guaranteed various obligations arising from the financing transaction.  With respect to the approximately $22.8 million in principal amount of Qualified School Construction Bonds, the venture guaranteed:

•                  The completion of the construction of the two buildings;

•                  The carrying costs associated with the properties (e.g., interest on the bonds and the operating expenses of the buildings) until specified milestones have been achieved;

•                  The principal associated with the bonds (but generally limited to $3 million (which has already been posted as collateral)); and

•                  The losses incurred by the lender by reason of certain “bad-acts” by the borrower (e.g., fraud and misappropriation).

The Newark Joint Venture has also agreed to indemnify the beneficiaries of the New Markets Tax Credits for losses sustained if such credits are disallowed.  Such indemnity obligation will not exceed $23.4 million (exclusive of interest and penalties) and is subject to reduction to the extent the credits are not disallowed.

The term NJV Subsidiaries refers to various indirect majority owned subsidiaries of RBH- TRB Newark Holdings LLC (the “Newark Joint Venture”).  We own 50.1% of the Newark Joint Venture.

Participation Agreement

In April 2012, we amended our arrangement with 512 Lending, LLC to provide that each party has the option, but not the obligation, to present to the other the opportunity to participate in loans such party originates. To date, neither party has, pursuant to this arrangement, participated in loans originated by the other.

Credit Facility

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility” is incorporated herein by this reference.

Item 6.  Exhibits

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please note they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Exhibit No.	Title of Exhibits
10.1	Multi-Family Loan and Security Agreement (Non-Recourse) by and Between Landmark at Garden Square, LLC, and Berkadia Commercial Mortgage LLC, dated as of March 22, 2012
10.2	Consolidated, Amended and Restated Multi-family Note entered into as of March 22, 2012, by and between Landmark at Garden Square, LLC and Berkadia Commercial Mortgage LLC.
10.3	Amendment No. 1 to Loan and Security Agreement entered into as of April 17, 2012 by and among BRT RLOC LLC, BRT Realty Trust and Capital One, National Association
10.4	Mortgage and Security Agreement made as of February 3, 2012, given by RBH-TRB East Mezz Urban Renewal Entity, LLC, in favor of New Jersey Economic Development Authority.
10.5	Guaranty of Completion made as of the 3rd day of February, 2012, by RBH-TRB Newark Holdings, LLC, and RBH-TRB East Mezz Urban Renewal Entity, LLC, in favor of TD Bank, N.A.
10.6	Security Agreement dated as of February 3rd, 2012, by and between RBH-TRB East Mezz Urban Renewal Entity, LLC and TD Bank, N.A.
10.7

Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated February 3, 2012 in the amount of $32,700,000 from Teachers Village School QALICB Urban Renewal, LLC to NJCC CDE Essex LLC, and Gateway SUB-CDE I, LLC.

10.8

Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated February 3, 2012 in the amount of $27,000,000 from Teachers Village School QALICB Urban Renewal, LLC to NJCC CDE Essex LLC, and Gateway SUB-CDE I, LLC.

10.9

Joint and Several Completion Guaranty dated as of February 3, 2012, made on a joint and several basis by Teachers Village School QALICB Urban Renewal, LLC, and RBH-TRB Newark Holdings, LLC, to TD Bank, N.A.; Gateway SUB-CDE I, LLC, and NJCC CDE Essex LLC.

10.10	Guaranty of New Markets Tax Credits made as of February 3, 2012, by Teachers Village School QALICB Urban Renewal, LLC, and RBH-TRB Newark Holdings, LLC, for the benefit of GSB NMTC Investor LLC.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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