Form 10-Q
period 2012-06-30
BRT REALTY TRUST
filed 2012-08-09
CIK 14846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

14,056,212 Shares of Beneficial Interest,

$3 par value, outstanding on August 5, 2012

BRT REALTY TRUST AND SUBSIDIARIES

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2012 (Unaudited)	September 30, 2011
ASSETS

Real estate loans, all earning interest	$65,780	$67,266
Deferred fee income	(927)	(576)
	64,853	66,690
Real estate loan held-for-sale	—	8,446
Real estate properties net of accumulated depreciation of $3,940 and $2,511	166,786	59,277
Investment in unconsolidated ventures	3,914	4,247
Cash and cash equivalents	42,969	44,025
Restricted cash – construction holdbacks	30,276	—
Available-for-sale securities at fair value	1,849	2,766
Deferred costs	9,055	1,692
Other assets	10,051	3,869
Total Assets	$329,753	$191,012
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$125,702	$14,417
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	2,868	948
Deposits payable	2,724	2,518
Deferred income	16,080	—
Total Liabilities	184,774	55,283

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,924 and 14,994 issued	41,772	44,981
Additional paid-in capital	167,227	171,889
Accumulated other comprehensive income	436	278
Accumulated deficit	(74,311)	(77,015)
Cost of 451 and 1,422 treasury shares of beneficial interest	(3,505)	(11,070)
Total BRT Realty Trust shareholders’ equity	131,619	129,063
Non-controlling interests	13,360	6,666
Total Equity	144,979	135,729
Total Liabilities and Equity	$329,753	$191,012

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Interest on real estate loans	$2,014	$2,828	$5,628	$5,730
Loan fee income	548	690	1,388	1,208
Rental revenue from real estate properties	2,668	763	4,455	2,576
Recovery of previously provided allowances	9	1,002	19	3,568
Other income	316	61	906	411
Total revenues	5,555	5,344	12,396	13,493
Expenses:
Interest on borrowed funds	1,416	452	2,758	1,651
Advisor’s fees, related party	333	237	777	699
Foreclosure related professional fees	—	162	—	519
Property acquisition costs	471	—	2,264	—
General and administrative—including $181 and $231 to related party for the three months ended and $662 and $682 for the nine months ended, respectively	1,734	1,585	5,414	4,645
Operating expenses relating to real estate properties	1,733	889	3,478	2,655
Amortization and depreciation	1,077	183	1,441	555
Total expenses	6,764	3,508	16,132	10,724
Total revenues less total expenses	(1,209)	1,836	(3,736)	2,769
Equity in earnings (loss) of unconsolidated ventures	20	60	(95)	195
Gain on sale of available-for-sale securities	96	176	420	1,190
Gain on sale of loan	—	—	3,192	—
Loss on extinguishment of debt	—	—	—	(2,138)
(Loss) income from continuing operations	(1,093)	2,072	(219)	2,016

Discontinued operations:
Gain on sale of real estate assets	302	645	792	1,342
Net (loss) income	(791)	2,717	573	3,358
Plus: net loss attributable to non controlling interests	649	455	2,131	1,153
Net (loss) income attributable to common shareholders	$(142)	$3,172	$2,704	$4,511

Basic and diluted per share amounts attributable to common shareholders:
(Loss) income from continuing operations	$(.03)	$.18	$.13	$.22
Discontinued operations	.02	.05	.06	.10
Basic and diluted (loss) income per share	$(.01)	$.23	$.19	$.32

Amounts attributable to BRT Realty Trust:
(Loss) income from continuing operations	$(444)	$2,527	$1,912	$3,169
Discontinued operations	302	645	792	1,342
Net (loss) income	$(142)	$3,172	$2,704	$4,511

Weighted average number of common shares outstanding:
Basic and diluted	14,056,357	14,070,774	14,029,364	14,031,861

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net (loss) income	$(791)	$2,717	$573	$3,358
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(46)	(272)	251	(677)
Unrealized loss on derivative instruments	(66)	—	(93)	—
Other comprehensive (loss) income	(112)	(272)	158	(677)
Comprehensive (loss) income	(903)	2,445	731	2,681
Comprehensive loss attributable to non-controlling interests	649	455	2,131	1,153
Comprehensive (loss) income attributable to common shareholders	$(254)	$2,900	$2,862	$3,834

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Dollars in thousands, except share data)

For the nine months ended June 30, 2012	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Shares	Non- Controlling Interest	Total

Balances, September 30, 2011	$44,981	$171,889	$278	$(77,015)	$(11,070)	$6,666	$135,729
Restricted stock vesting		(319)			319

Compensation expense — restricted stock	—	574	—	—	—	—	574
Contributions from non-controlling interests						8,930	8,930
Distributions to non-controlling interests						(105)	(105)
Retirement of treasury shares (930,198 shares)	(2,790)	(4,456)	—	—	7,246	—	—
Shares repurchased 139,507 shares	(419)	(461)	—	—	—	—	(880)
Net income				2,704		(2,131)	573
Other comprehensive income	—	—	158	—	—	—	158

Comprehensive income	—	—	—	—	—	—	731

Balances, June 30, 2012	$41,772	$167,227	$436	$(74,311)	$(3,505)	$13,360	$144,979

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$573	$3,358

Adjustments to reconcile net income to net cash used in operating activities:

Recovery of previously provided allowances	(19)	(3,568)
Amortization and depreciation	1,912	697
Amortization of deferred fee income	(1,364)	(1,185)
Accretion of junior subordinated notes principal	—	277
Amortization of securities discount	—	(28)
Amortization of restricted stock	574	636
Gain on sale of real estate assets from discontinued operations	(792)	(1,342)
Gain on sale of available-for-sale securities	(420)	(1,190)
Loss on extinguishment of debt	—	2,138
Gain on sale of loan	(3,192)	—
Equity in earnings (loss) of unconsolidated joint ventures	95	(195)
Distribution of earnings of unconsolidated joint ventures	525	150
Change in straight line rent	20	(56)
Increases and decreases from changes in other assets and liabilities:
Increase in interest and dividends receivable	(66)	(468)
(Increase) decrease in prepaid expenses	(57)	94
Increase in prepaid interest	(1,853)	—
Increase in accounts payable and accrued liabilities	2,031	438
Decrease in deferred costs	(243)	—
Increase in security deposits and other receivable	(4,234)	(77)
Other	(5)	122
Net cash used in operating activities	(6,515)	(199)

Cash flows from investing activities:
Collections from real estate loans	83,711	47,260
Additions to real estate loans	(86,244)	(112,442)
Proceeds from the sale of loans and loan participations	15,657	26,500
Loan loss recoveries	19	1,012
Additions to real estate properties	(101,512)	—
Net costs capitalized to real estate owned	(7,271)	(2,654)
Net change in restricted cash — construction holdbacks	(30,276)
Collection of loan fees	1,717	2,079
Proceeds from sale of real estate owned	852	4,021
Proceeds from sale of available-for-sale securities	3,222	7,266
Purchase of available for sale securities	(1,634)	(55)
Distributions of capital from unconsolidated joint ventures	4,474	—
Contributions to unconsolidated joint ventures	(4,760)	(10)
Purchase of interest from minority partner	—	(713)
Net cash used in investing activities	(122,045)	(27,736)

Cash flows from financing activities:
Repayment of junior subordinated notes	—	(5,000)
Proceeds from borrowed funds	3,500	—
Repayment of borrowed funds	(3,500)	—
Increase in mortgages payable	114,695	1,261
Mortgage principal payments	(3,410)	(202)
Increase in deferred borrowing costs	(7,805)	(910)
Capital contributions from non-controlling interests	8,929	2,256
Capital distribution to non-controlling interests	(105)	(66)
Proceeds from sale of New Market Tax Credits	16,080	—
Repurchase of shares of beneficial interest	(880)	(1,178)
Net cash provided by (used in) financing activities	127,504	(3,839)

Net decrease in cash and cash equivalents	(1,056)	(31,774)
Cash and cash equivalents at beginning of period	44,025	58,497
Cash and cash equivalents at end of period	$42,969	$26,723
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,380	$1,625
Taxes paid	$169	—
Reclassification of deferred costs to real estate properties	—	$396

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012

Note 1 — Organization and Background

BRT Realty Trust (“BRT” or the “Trust”) is a business trust organized in Massachusetts.  BRT originates and holds for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States.  The loans BRT originates generally have relatively high yields and are short-term or bridge loans with a duration ranging from six months to one year.  BRT’s policy is to lend at a floating rate of interest based on a spread over the prime rate, with a stated minimum rate, though BRT originates fixed rate loans as circumstances dictate.  BRT receives an origination fee for the loans it originates.

Beginning in the quarter ended March 31, 2012, BRT expanded its business activities by acquiring for investment, with venture partners, multi-family residential properties.  The Trust generally contributes 80% of the required equity in such transactions.

BRT conducts its operations to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2012 and for the three and nine months ended June 30, 2012 and 2011 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current year’s presentation.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries, and its majority-owned or controlled real estate entities and its interests in variable interest entities in which it is the primary beneficiary.  Material intercompany balances and transactions have been eliminated.

Restricted cash-construction holdbacks represent a portion of the net proceeds received from mortgage financing completed in February, 2012.  These funds are to be used for construction of two buildings at the Teachers Village Project of our Newark Joint Venture.

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

Note 2 - Basis of Preparation (Continued)

The Trust’s three consolidated joint ventures that own multi — family residential properties in Florida and Tennessee were determined to be VIE’s because the voting rights of some equity investors are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns and substantially all of the entity’s activities either involve or are conducted on behalf of the investor that has disproportionately few voting rights.

The Trust was determined to be the primary beneficiary of these joint ventures because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.

For these reasons the Trust has consolidated the operations and assets and liabilities of these VIE’s in the Trust’s consolidated financial statements.

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

Note 3 - Equity

Common Share Dividend Distribution

During the quarter ended June 30, 2012, the Trust did not declare a dividend to its shareholders.

Restricted Shares

The Trust’s 2012 Incentive Plan, approved by its shareholders in January 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing.  A maximum of 600,000 shares may be issued pursuant to such plan.  An aggregate of 583,030 shares of restricted stock have been granted pursuant to the Trust’s 2003 and 2009 equity incentive plans (collectively, the “Prior Plans”) and have not yet vested.  No awards have been granted under the 2012 Plan and no additional awards may be granted under the Prior Plans.  The restricted shares that have been granted under the Prior Plans vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheet until they vest, but are included in the earnings per share computation.  The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable

Note 3 — Equity (Continued)

vesting period. For the three months ended June 30, 2012 and 2011 the Trust recorded $183,000 and $210,000 of compensation expense, respectively, and for the nine months ended June 30, 2012 and 2011, recorded $574,000 and $636,000 of compensation expense, respectively.  At June 30, 2012, $2,076,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2.84 years.

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

Basic and diluted shares outstanding for the three months ended June 30, 2012 and 2011 were 14,056,357 and 14,070,774, respectively and for the nine months ended June 30, 2012 and 2011 were 14,029,364 and 14,031,861, respectively.

The impact of dilutive securities is not included in the computation of loss per share for the three and nine months ended June 30, 2011, as the inclusion of such common share equivalents would be anti-dilutive.

Note 4 - Real Estate Loans

Information relating to real estate loans, all of which are earning interest, is summarized as follows (dollars in thousands):

	June 30, 2012		September 30, 2011
Property Type	Real Estate Loans, Net	Percent	Real Estate Loans, Net	Percent

Multi-family residential	$52,041	79.1%	$26,300	39.2%
Industrial	11,739	17.9	11,874	17.6
Office	—	—	24,975	37.1
Retail	2,000	3.0	4,117	6.1
	65,780	100%	67,266	100%
Deferred fee income	(927)		(576)
Real estate loans, net	$64,853		$66,690

The Trust recognized cash basis interest of $149,000 and $452,000 on non-earning loans in the three and nine months ended June 30, 2011, respectively.

Note 4 - Real Estate Loans (Continued)

At June 30, 2012, one borrower had two loans outstanding that in the aggregate were in excess of 5% of total assets. Information regarding these loans are set forth in the table below (dollars in thousands):

Property Type	Gross Loan Balance	# of Loans	% of Gross Loans	% of Assets	State	Status

Multi-Family	$16,620	1	25.3%	5.0%	NY	Performing
Multi-Family	$7,303	1	11.1%	2.2%	NY	Performing

Substantially all of the Trust’s loan portfolio consists of senior mortgage loans secured by real properties, 44% of which are located in New York, 19% in Florida, 18% in Maryland, and 19% in Georgia.

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

Note 6 - Allowance for Possible Losses

At June 30, 2012 and September 30, 2011 the Trust did not have an allowance for possible loan losses.

Note 7 - Real Estate Properties

A summary of real estate properties owned is as follows (dollars in thousands):

	September 30, 2011 Balance	Additions	Costs Capitalized	Depreciation and Amortization	June 30, 2012 Balance

Shopping centers/Retail	$2,853	—	—	$(78)	$2,775
Coop apartments	315	—	$2	(60)	257
Commercial (a)	48,137	$762	7,474	(457)	55,916
Multi Family (b)	—	100,750	10	(894)	99,866
Land	7,972	—	—	—	7,972
Total real estate properties	$59,277	$101,512	$7,486	$(1,489)	$166,786

(a) Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE which owns operating and development properties in Newark, NJ.  These properties contain a mix of office and retail space, totaling approximately 640,000 square feet.  These assets are subject to blanket mortgages aggregating $23,250,000, held by the Trust, which are eliminated in

Note 7 - Real Estate Properties (Continued)

consolidation.  Several of the assets are also encumbered by other mortgages which are discussed in Note 10 Debt Obligations — Mortgages Payable.

(b) On March 22, 2012, the Trust, through a consolidated joint venture, purchased a 542 unit multi-family residential property located in Palm Beach Gardens, Florida.  The purchase price was $59,400,000 exclusive of acquisition costs of $1,550,000 which were expensed in the three months ended March 31, 2012.  The Trust has an 80% interest in this joint venture.  The property is encumbered by a $45,200,000 mortgage — see Note 10 Debt Obligations — Mortgages Payable.  The Trust made a capital contribution of $14,480,000 representing its proportionate share of capital required to purchase and improve the property.

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

On June 20, 2012, the Trust, through a consolidated joint venture, purchased a 324 unit multi-family residential property located in Collierville, Tennessee.  The purchase price was $32,100,000 exclusive of $476,000 of acquisition costs which were expensed in the quarter ended June 30, 2012.  The Trust has an 80% interest in this joint venture.  The property is encumbered by a $25,680,000 mortgage — see Note 10 Debt Obligations — Mortgages Payable.  The Trust made a capital contribution of $6,220,000 representing its proportionate share of capital required to purchase and improve the property.

Note 8 — Investment in Unconsolidated Ventures

The Trust is a partner in unconsolidated ventures which own and operate in the aggregate four properties.  The Trust’s share of earnings (loss) in all of its unconsolidated joint ventures, including a joint venture engaged in purchasing loans that ceased investment activities in November 2011, was $20,000 and $60,000 for the three months ended June 30, 2012 and 2011, respectively, and $(95,000) and $195,000 for the nine months ended June 30, 2012 and 2011, respectively.  The Trust’s equity in these unconsolidated ventures totaled $3,914,000 and $4,247,000 at June 30, 2012 and September 30, 2011, respectively.

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

Note 9 — Available-For-Sale Securities

Information regarding our available-for-sale securities is set forth in the table below (dollars in thousands):

	June 30, 2012	September 30, 2011
Cost basis	$1,328	$2,488
Unrealized gains	560	406
Unrealized losses	(39)	(128)
Market value	$1,849	$2,766

Unrealized gains and losses are reflected as accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Trust’s available-for-sale equity securities were determined to be Level 1 financial assets within the valuation hierarchy established by current accounting guidance, and the valuation is based on current market quotes received from financial sources that trade such securities.  All of the available-for-sale securities in an unrealized loss position are not considered impaired on an other than temporary basis because the Company expects the value of these securities to recover and plans on holding them until at least such recovery.

Information regarding the sales of available-for-sale equity securities is presented in the table below (dollars in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Proceeds from sale	$709	$978	$3,222	$3,849
less cost basis	613	802	2,802	3,151
Gain on sale	$96	$176	$420	$698

For 2011 the calculation of gain or loss on sale was determined using an average cost.  For 2012, the gain or loss on sale was determined using specific identification.

During the nine months ended June 30, 2011, the Trust sold available-for-sale debt securities for $3,417,000 which had a basis of $2,925,000 determined using specific cost.  Accordingly, the Trust recognized a gain of $492,000 from these sales.

Note 10 — Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2012	September 30, 2011

Line of credit	—	—
Junior subordinated notes	$37,400	$37,400
Mortgages payable	125,702	14,417
Total debt obligations	$163,102	$51,817

Note 10 — Debt Obligations (Continued)

Line of credit

On June 22, 2011, the Trust, through a wholly owned subsidiary, entered into a senior secured revolving credit facility with Capital One, National Association.  The maximum amount that may be borrowed under the facility is the lesser of $25 million and the borrowing base.  The borrowing base ranges from 40% to 65% (depending on, among other things, the type of property secured by the eligible mortgage receivables pledged to the lender and the operating income of the related property) of such receivables.  Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures June 21, 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at the Trust’s option into an 18-month term loan.  The Trust has guaranteed the payment and performance of its subsidiary’s obligations under the facility.

On April 17, 2012, the facility was amended to allow the subsidiary to borrow for up to 90 days on an unsecured basis, a maximum of $10,000,000.

The facility, requires the Trust and the subsidiary to maintain or comply with, among other things, net worth and liquidity covenants, debt service and collateral coverage ratios and limits, with specified exceptions, and the incurrence of debt.

For the three and nine months ended June 30, 2012, interest expense, which includes fee amortization with respect to the facility, was $70,000 and $144,000, respectively.  At June 30, 2012 and September 30, 2011, there were no outstanding balances on this facility.

Junior Subordinated Notes

At June 30, 2012 and September 30, 2011, the Trust’s junior subordinated notes had an outstanding principal balance of $37,400,000.  The interest rates on the outstanding notes is set forth in the table below:

Interest Period	Interest Rate
May 2009 through March 14, 2011	3.50%
March 15, 2011 through July 31, 2012	3.00%
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	Libor + 2.00%

Interest expense relating to the junior subordinated notes for both the three months ended June 30, 2012 and 2011 was $280,000.  For the nine months ended June 30, 2012 and 2011, interest expense was $841,000 and $1,284,000, respectively.  Amortization of the deferred costs, which is a component of interest expense on borrowed funds, was $5,000 and $6,000 for the three months ended June 30, 2012 and 2011, respectively, and $15,000 and $21,000 for the nine months ended June 30, 2012 and 2011, respectively.

Note 10 — Debt Obligations (Continued)

Mortgages Payable

The Trust had the following obligations outstanding as of the dates indicated all of which are, except as indicated, secured by real property (dollars in thousands):

Property	June 30, 2012	September 30, 2011	Rate	Maturity
Yonkers, NY (1)	$1,975	$2,041	5.25%	April 2022
Palm Beach Gardens, FL (2)	45,200	—	3.78%	April 2019
Melboune, FL (2)	7,680	—	3.97%	April 2019
Collierville, TN (3)	25,680	—	3.91%	July 2022
65 Market St — Newark, NJ	900	900	7.00%	January 2015
69 Market St — Newark, NJ	—	1,200	7.00%	N/A
909 Broad St — Newark, NJ	5,702	5,828	6.00%	August 2030
909 Broad St — Newark, NJ	475	486	6.00%	August 2030
Teachers Village — Newark, NJ (4) (5)	22,748	—	5.50%	December 2030
Teachers Village — Newark, NJ (4)	4,250	—	3.46%	February 2032
Teachers Village — Newark, NJ (4)	993	—	2.00%	February 2022
Teachers Village — Newark, NJ (4)	1,667	—	2.50%	February 2014
Teachers Village — Newark, NJ (4) (6)	1,832	—	(5)	February 2034
Teachers Village — Newark, NJ (7)	6,600	3,962	17%	September 2012
	$125,702	$14,417

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

(3)         Reflects the mortgage debt obtained with respect to the acquisition of such property in June 2012.

(4)         From December 29, 2011 through February 2, 2012, subsidiaries of our consolidated Newark Joint Venture entered into a series of agreements and transactions pursuant to which such entities obtained $31.8 million of mortgage financing and $13.7 million in Federal New Markets Tax Credit (the “NMTC”) proceeds.  The NMTC proceeds are recorded as a deferred income on the consolidated balance sheet at June 30, 2012.  The net proceeds of the foregoing, together with $2.5 million in NMTC proceeds received in May 2012, are to be used to construct two buildings at the Teachers Village site.  The remaining proceeds from the transaction which totaled $30.3 million at June 30, 2012 are to be used for construction and are reflected on the consolidated balance sheet as restricted cash-construction holdbacks.  See Note 11 to the Trust’s consolidated financial statements.

Note 10 — Debt Obligations (Continued)

(5)         TD Bank has the right, in 2018, to require subsidiaries of the Newark Joint Venture to repurchase such debt.  If such right is exercised, such subsidiaries will be required to refinance such debt.  The stated rate of interest thereon is 5.5% per year; however, the United States Treasury Department is covering the interest at the rate of 4.99% per year and accordingly, the effective rate of interest thereon until 2018 is 0.51% per year.

(6)         The debt is to be serviced in full by annual payment-in-lieu of taxes (“PILOT”) of $256,000 in 2013 increasing to approximately $281,000 at maturity.  This obligation is not secured by real property.

(7)         As of June 30, 2012, The Trust had guaranteed $1,653,000 of this mortgage obligation.

Note 11 — Deferred Income (New Markets Tax Credit Transaction)

On February 3, 2012, subsidiaries of the Newark Joint Venture entered into a transaction with an affiliate of Goldman Sachs (“Goldman”) related to the Teacher’s Village project and received proceeds from NMTC credits.  The NMTC program was enacted by Congress to serve low-income and distressed communities by providing investors with tax credit incentives to make capital investments in those communities.  The program permits taxpayers to claim credits against their Federal income tax for up to 39% of qualified investments.

Goldman contributed a net amount of $16,400,000 to the project through a special-purpose entity created to effect the financing transaction and is entitled to receive tax credits against the $60 million qualified investment in the project over the next seven years.  At the end of the seven years, the Newark Joint Venture subsidiaries have the option to acquire the special purpose entity for a nominal fee and it is anticipated that it will exercise this option.

Included in deferred income on the Trust’s consolidated balance sheet at June 30, 2012 is $16,080,000 of the Goldman contribution.  This amount will be recognized into income when the obligation to comply with the requirements of the New Markets Tax Credit program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), is eliminated.  Risks of non-compliance include recapture (i.e. reversal of the benefit the tax credit and the related indemnity obligation of the Newark Joint Venture).  The tax credits are subject to recapture for a seven year period as provided in the Code.

Costs incurred in structuring this transaction are deferred and will be recognized as an expense based on the maturities of the various mortgage financings related to the NMTC transaction.  At June 30, 2012, these costs totaled $7,000,000 and are included in deferred costs on the consolidated balance sheet.

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

The following table summarizes our segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2012			Nine Months Ended June 30, 2012
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total

Interest and loan fee income	$2,562	—	$2,562	$7,016	—	$7,016
Rental revenues	—	$2,668	2,668	—	$4,455	4,455
Other income	33	292	325	340	585	925
Total Revenues	2,595	2,960	5,555	7,356	5,040	12,396

Interest on borrowed funds	161	1,255	1,416	490	2,268	2,758
Operating expenses relating to real estate properties	—	1,733	1,733	—	3,478	3,478
Other expenses	771	1,296	2,067	2,907	3,284	6,191
Property acquisition costs	—	471	471	—	2,264	2,264
Amortization and depreciation	—	1,077	1,077	—	1,441	1,441
Total expenses	932	5,832	6,764	3,397	12,735	16,132

Total revenues less total expenses	1,663	(2,872)	(1,209)	3,959	(7,695)	(3,736)

Equity in (loss) earnings of unconsolidated ventures	—	20	20	(136)	41	(95)
Gain on sale of available- for-sale securities	96	—	96	420	—	420
Gain on sale of loan	—	—	—	3,192	—	3,192
Income (loss) from continuing operations	1,759	(2,852)	(1,093)	7,435	(7,654)	(219)

Discontinued operations:
Gain on sale of real estate Assets	—	302	302	—	792	792

Net income (loss)	1,759	(2,550)	(791)	7,435	(6,862)	573
Plus: net loss attributable to non-controlling interests	—	649	649	—	2,131	2,131
Net income (loss) attributable to common shareholders	$1,759	$(1,901)	$(142)	$7,435	$(4,731)	$2,704

Segment assets at June 30, 2012	$106,765	$222,988	$329,753	$106,765	$222,988	$329,753

Note 12 -Segment Reporting (Continued)

The following table summarizes our segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2011			Nine Months Ended June 30, 2011
	Loan and Investment	Real Estate	Total	Loan and Investment	Real Estate	Total

Interest and loan fee income	$3,518	—	$3,518	$6,938	—	$6,938
Rental revenues	—	$763	763	—	$2,576	2,576
Other income	1,063	—	1,063	3,979	—	3,979
Total Revenues	$4,581	$763	$5,344	$10,917	$2,576	$13,493

Interest on borrowed funds	195	257	452	885	766	1,651
Other expenses	1,393	1,480	2,873	4,116	4,402	8,518
Amortization and depreciation	—	183	183	—	555	555
Total expenses	1,588	1,920	3,508	5,001	5,723	10,724

Total revenues less total expenses	2,993	(1,157)	1,836	5,916	(3,147)	2,769

Equity in earnings of unconsolidated ventures	—	60	60	—	195	195
Gain on sale of available- for-sale securities	176	—	176	1,190	—	1,190
Loss on extinguishment of Debt	—	—	—	(1,441)	(697)	(2,138)
Income (loss) from continuing operations	3,169	(1,097)	2,072	5,665	(3,649)	2,016

Discontinued operations:
Gain on sale of real estate Assets	—	645	645	—	1,342	1,342

Net income (loss)	3,169	(452)	2,717	5,665	(2,307)	3,358
Less net loss attributable to non-controlling interests	—	455	455	—	1,153	1,153
Net income (loss) attributable to common shareholders	$3,169	$3	$3,172	$5,665	$(1,154)	$4,511

Segment assets	$127,457	$60,803	$188,260	$127,457	$60,803	$188,260

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

Real estate loans:  The earning mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market interest rates between 10% and 12.5%.  The earning mortgage loans of the Trust which have fixed rate provisions have an estimated fair value of $28,000 greater than their carrying value assuming a market rate of interest of 11% which we believe reflect institutional lender yield requirements.

Junior Subordinated Notes: At June 30, 2012, the estimated fair value of the Trust’s junior subordinated notes is lower than their carrying value by approximately $724,000 based on a market interest rate of 2.97%.

Mortgages Payable:  At June 30, 2012, the estimated fair value of the Trust’s mortgages payable is greater than their carrying value by approximately $3,865,000 assuming market interest rates between 2.9% and 17%.  Market interest rates were determined using current financing transactions provided by third party institutions.

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

Set forth below is information regarding the Trust’s financial assets measured at fair value as of June 30, 2012 (dollars in thousands):

	Carrying and	Maturity	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Date	Level 1	Level 2
Available-for-sale securities:
Corporate equity securities	$1,849	—	$1,849	—

Note 14 — Derivative Financial Instruments

Financial Liabilities

Available-for-sale securities:  Fair values are approximated based on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be impairment on an other than temporary basis because the Trust expects the value of these securities to recover and plans on holding them until at least such recovery occurs.

Derivative financial instrument:  Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At June 30, 2012, this derivative is included in accounts payable and accrued liabilities on the consolidated balance sheet.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  As of June 30, 2012, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income on our consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  In March 2012, the Trust entered into an interest rate swap agreement used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Trust’s variable-rate debt.

As of June 30, 2012, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional	Rate	Maturity

Interest Rate Swap	$1,976	5.25%	April 1, 2022

Note 14 — Derivative Financial Instruments

The table below presents the fair value of the Trust’s derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Liability Derivatives as of:
June 30, 2012		September 30, 2011
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Accounts payable and accrued liabilities	$90	Accounts payable and accrued liabilities	$—

The following table presents the effect of the Trust’s derivative financial instrument on the consolidated statements of comprehensive (loss) income for the three and nine months ended June 30, 2012 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2012
Amount of loss recognized on derivative in Other Comprehensive Income	$72	$100
Amount of loss reclassified from Accumulated Other Comprehensive Income into Interest Expense	$9	$9

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three and nine months ended June 30, 2012 or June 30, 2011.  During the twelve months ending June 30, 2013, the Trust estimates an additional $35,000 will be reclassified from other comprehensive income as an increase to interest expense.

Credit-risk-related Contingent Features

The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

As of June 30, 2012, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $96,000.  As of June 30, 2012, the Trust has not posted any collateral related to this agreement.  If the Trust had been in breach of this agreement at June 30, 2012, it could have been required to settle it obligations thereunder at its termination value of $96,000.

Note 15 — New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, which is included in ASC 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance is effective for the Trust’s interim and annual reporting periods beginning October 1, 2011, and applied prospectively. The adoption of the guidance did not have a material impact on its financial condition, results of operations, or disclosures of the Trust.

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

Note 16 — Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2012 that warrant additional disclosure, have been included in the notes to the consolidated financial statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a real estate investment trust, also known as a REIT. We originate and hold for investment senior mortgage loans secured by commercial and multi-family properties in the United States. Historically, our primary source of revenue has been interest income, and to a lesser extent, loan fee income generated on the origination and extension of loans, rental revenue from real properties and investment income. We believe that during the nine months ended June 30, 2012, loan origination activities decreased from the corresponding prior year period due to competitive pricing pressure.   Beginning in the quarter ended March 31, 2012, we expanded our activities by acquiring for investment, with venture partners, multi-family residential properties.   As a result of the expansion of our activities and the acquisition in the most recent two quarters of multi-family residential properties, we expect that rental revenues, real estate operating expenses, interest expense, depreciation and cash flow from operations will increase in the future.

The following highlights our activities during the nine months ended June 30, 2012:

•                  the Newark Joint Venture closed on approximately $47.9 million of financing, comprised of $31.8 million of mortgage debt and $16.1 million of New Markets Tax Credits proceeds, for the Teachers Village project enabling it to begin construction on two buildings of the project;

•                  our consolidated joint ventures purchased three multi-family residential properties with an aggregate of 1,074 units for an aggregate purchase price of $100.8 million (excluding acquisition costs of $2.3 million and including an aggregate of $78.5 million of mortgage debt);

•                  we invested an aggregate of $4.8 million, representing an 80% interest, in two unconsolidated joint ventures that purchased two multi-family residential properties with an aggregate of 377 units for an aggregate purchase price of $14.4 million (excluding $193,000 of acquisition costs and including an aggregate of $11.2 million of mortgage debt);

•                  we originated $86.2 million of mortgage loans in the first nine months of fiscal 2012 compared to $112.4 million in the first nine months of fiscal 2011;

•                  at June 30, 2012, our net loan portfolio totaled $64.9 million - all of the loans in the portfolio are performing; and

•                  at June 30, 2012 we had cash and cash equivalents and available-for-sale securities of $44.8 million.

Results of Operations — Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues

The following table sets forth a comparison of our revenues for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands):	2012	2011	Increase (Decrease)	%Change
Interest on real estate loans	$2,014	$2,828	$(814)	(28.8)%
Loan fee income	548	690	(142)	(20.6)
Rental revenue from real estate properties	2,668	763	1,905	249.7
Recovery of previously provided allowances	9	1,002	(993)	(99.1)
Other income	316	61	255	418.0
Total revenues	$5,555	$5,344	$211	4.0

Interest on real estate loans.  The decrease is attributable to the following factors: (i) $518,000 is due to a $17.5 million decrease in the average balance of earning loans outstanding; (ii) $213,000 is due to the inclusion in the three months ended June 30, 2011 of cash basis income received primarily from non-performing loans and interest income from purchase money mortgages that were subsequently paid off; and (iii) $83,000 is due to the decline, as a result of competitive pricing pressure, in the weighted average interest rate from 12.05% to 11.65%.

Loan fee income.  The decrease is due to amortization of loan and extension fees resulting from a smaller loan portfolio.

Rental revenue from real estate properties.  The increase is primarily due to $1,872,000 of rental revenue received from two multi-family residential properties we acquired in late March 2012.

Recovery of previously provided allowances. The decline is due to the inclusion of $1,002,000 of recoveries in the 2011 period. There were only limited recoveries in the current period.

Other income. The increase is the result of a U.S. Treasury subsidy which is covering approximately 90% of the interest payments with respect to Qualified School Construction Bonds (“QSCB’s”) with a principal amount of approximately $22.7 million issued by the Newark Joint Venture. We anticipate this subsidy, in the annual amount of approximately $1.2 million, will continue until at least 2018.

Expenses

The following table sets forth a comparison of our expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2012	2011	Increase (Decrease)	% Change
Interest — borrowed funds	$1,416	$452	$964	213.2%
Advisor’s fees — related party	333	237	96	40.5
Foreclosure related professional fees	—	162	(162)	(100.0)
Property acquisition costs	471	—	471	N/A
General and administrative	1,734	1,585	149	9.4
Operating expenses relating to real estate properties	1,733	889	844	99.4
Amortization and depreciation	1,077	183	894	488.5
Total expenses	$6,764	$3,508	$3,256	92.8

Interest - borrowed funds. The increase is attributable to the following factors: (i) $518,000 is due to mortgages on the multi-family residential properties acquired in March 2012; (ii) $376,000 is due to the Newark Joint Venture’s financing transactions; and (iii) $70,000 is related to interest and fee amortization associated with our credit line. We anticipate that interest expense will increase in the near term because: (i) the current period does not include interest expense for the full quarter with respect to the mortgage debt of $25.7 million incurred in connection with the acquisition on June 20, 2012 of a multi-family residential property in Tennessee; and (ii) the interest rate on the junior subordinated notes will increase from 3% to 4.9% in August 2012.

Advisor’s fees — related party.  The fee is calculated based on invested assets and increased primarily because of the increase in the assets of the Trust.  This was due to the purchase of several multi-family properties in the current fiscal year.

Foreclosure related professional fees.  There were no such fees in the current quarter as we resolved all of the bankruptcy, foreclosure and related proceedings in which we had been involved.

Property acquisition costs. Our consolidated joint venture purchased a multi-family residential property in Tennessee and incurred property acquisition costs of $471,000. Such costs included acquisition fees to our joint venture partners, brokerage fees, and legal, due diligence and other transactional costs and expenses.

General and administrative.  The increase is due to  increased professional fees associated with recent joint venture activities, the fee payable to the chairman of our board of trustees and to increases in  various expenses, none of which was individually material.

Operating expenses relating to real estate properties.  The increase is due primarily to the acquisition, in March 2012, of two multi-family residential properties.

Amortization and depreciation.  The increase is the result of the addition of two multi-family residential properties acquired in March 2012.

Other revenue and expense items

(Loss) gain on sale of available-for-sale securities - In the three months ended June 30, 2012, we sold available-for-sale securities with a cost basis of $613,000 and recognized a gain of $96,000.  In the three months ended June 30, 2011, we sold available-for-sale securities with a cost basis of $800,000 and recognized a gain of approximately $176,000.

Discontinued operations

In the three months ended June 30, 2012 and 2011, discontinued operations consisted of gains on the sale of one vacant cooperative apartment in New York City in each period.

Results of Operations — Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011

Revenues

The following table sets forth a comparison of our revenues for the periods indicated:

	Nine Months Ended March 31,
(Dollars in thousands):	2012	2011	Increase (Decrease)	%Change
Interest on real estate loans	$5,628	$5,730	$(102)	(1.8)%
Loan fee income	1,388	1,208	180	14.9
Rental revenue from real estate properties	4,455	2,576	1,879	73.0
Recovery of previously provided allowances	19	3,568	(3,549)	99.5
Other income	906	411	495	120.4
Total revenues	$12,396	$13,493	$(1,097)	(8.1)

Interest on real estate loans.  The decrease is attributable to the following factors: (i) $878,000 is due to the inclusion, during the nine months ended June 30, 2011, of cash basis income received primarily on non-performing loans and purchase money mortgages that were subsequently paid off; and (ii) $183,000 is due to the decline, as a result of competitive pricing pressure, in the weighted average interest rate from 12.18% to 11.75%.  Partially offsetting the decrease by approximately $959,000 was the increase of $11.3 million in the average balance of earning loans outstanding. While originations were lower in the current nine months than in the corresponding period in the prior fiscal year, the timing of the payoffs of loans caused the average balance to increase.

Loan fee income. The increase is primarily due to amortization of loan fees resulting from a larger loan portfolio.

Rental revenue from real estate properties. The increase is due to the inclusion of $2,051,000 of rental income from two multi-family properties acquired in March 2012.  Partially offsetting the increase was (i) the inclusion in the corresponding period of the prior year of $106,000 of rebill income at a Newark Joint Venture property and (ii) a $108,000 decrease due to the loss of several commercial tenants at the Newark Joint Venture’s Market Street property. This is a future development site and accordingly, only short term leases are offered at this property.

Recovery of previously provided allowances. The decline is due to the inclusion of $3,568,000 in recoveries in the 2011 period. There were only limited recoveries in the current period.

Other income. The increase is the result of a U.S. Treasury subsidy which will cover approximately 90% of the interest payments with respect to QSCB’s with a principal amount of $22.7 million issued by the Newark Joint Venture. We anticipate this subsidy in the annual amount of approximately $1.2 million will continue until at least 2018.

Expenses

The following table sets forth a comparison of our expenses for the periods indicated:

	Nine Months Ended June 30,
(Dollars in thousands)	2012	2011	Increase (Decrease)	% Change
Interest on borrowed funds	$2,758	$1,651	$1,107	67.1%
Advisor’s fees — related party	777	699	78	11.2
Foreclosure related professional fees	—	519	(519)	100
Property acquisition costs	2,264	—	2,264	N/A
General and administrative	5,414	4,645	769	16.6
Operating expenses relating to real estate properties	3,478	2,655	823	31.0
Amortization and depreciation	1,441	555	886	159.6
Total expenses	$16,132	$10,724	$5,408	50.4

Interest on borrowed funds. The increase is attributable to the following factors: (i) $843,000 is due to interest expense related to the Newark Joint Venture’s financing transactions; (ii) $568,000 is due to mortgages on the multi-family residential properties acquired in March 2012; and (iii) $144,000 is related to interest expense and amortization of fees associated with our credit line. The increase was partially offset by a $448,000 interest expense decrease resulting from the March 2011 restructuring of our junior subordinated notes.

Advisor’s fee — related party.  The fee is calculated based on invested assets and increased because of an increase in the assets of the Trust.  This was primarily due to the purchase of several multi-family assets in the current fiscal year.

Property acquisition costs. Beginning March 2012, our consolidated joint ventures purchased three separate multi-family residential properties and incurred property acquisition costs of $2,264,000. Such costs included acquisition fees to our joint venture partners, brokerage fees, and legal, due diligence and other transactional costs and expenses.

General and administrative. The increase is attributable to the following factors: (i) $270,000 is due to higher rates of employee compensation and the payment of a fee to the chairman of our board of trustees; (ii) $208,000 is due to the inclusion in the prior year of reversals of over-accruals relating to professional and stock exchange fees and expenses and compensation expense;  (iii) $165,000 is due to  the payment of Federal alternative minimum tax resulting from our use of net operating loss carryfowards to reduce 2011 taxable income; and (iv) $140,000 is due to increased professional fees relating to, among other things, our joint ventures engaged in acquiring multi-family residential properties. The balance of the increase is due to increases in various expenses, none of which was individually material.

Operating expenses relating to real estate properties.  The increase is due to the addition of two multi-family residential properties acquired in March 2012.

Amortization and depreciation.  The increase is due to the addition of two multi-family residential properties acquired in March 2012.

Other revenue and expense items

Equity in (loss) earnings of unconsolidated joint ventures. The decrease of $290,000 is related to a loss of: (i) $138,000 from a joint venture entered into in the March 2012 quarter which loss is primarily the result of $193,000 of acquisition costs; and (ii) $136,000 (which reflects the write-off of $297,000 of capitalized costs) related to a joint venture that ceased loan purchasing activities in November 2011.

Gain on sale of available-for-sale securities. In the nine months ended June 30, 2012, we sold available-for-sale securities with a cost basis of $3,222,000 and recognized a gain of $420,000. In the first nine months of fiscal 2011, we sold available-for-sale debt and equity securities with a cost basis of $7,266,000 and recognized a gain of approximately $1,190,000.

Gain on sale of loan. In October 2011, pursuant to a Federal Bankruptcy Court approved joint plan of reorganization, we and our loan participant sold the rights to a loan, for net proceeds of approximately $23.5 million. We recognized a $3.2 million gain on the sale, representing our 50% interest in this loan.

Loss on extinguishment of debt.  In the nine months ended June 30, 2011, we restructured our outstanding junior subordinated notes. Pursuant to the restructuring, we repaid $5.0 million of the notes at par and reduced the interest rate on the remaining outstanding notes through the April 2036 maturity date.  For accounting purposes this restructuring was treated as an extinguishment of debt, and accordingly, we recognized a loss of $2,138,000 which represented the unaccreted principal balance of the notes and the related unamortized costs.

Discontinued operations

In the first nine months of fiscal 2012, discontinued operations consisted of the gain on the sale of two vacant cooperative apartments.  In the first nine months of fiscal 2011, discontinued operations consisted of the sale of two vacant cooperative apartments and a residential building all located in Manhattan, New York.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including to fund loan originations, pay operating expenses, repay borrowings, and other general business needs. We require capital to fund loan originations, acquire properties, invest in joint ventures and pay operating expenses. Our current sources of capital and liquidity primarily consist of our cash and credit facility. At June 30, 2012, our total available liquidity (excluding $30.3 million in restricted cash-construction holdback which is to be used by the Newark Joint Venture) was $45.1 million, including approximately $43.0 million of cash and cash equivalents and up to $10 million that we may borrow on an unsecured basis for up to 90 days pursuant to our credit facility to fund any capital contributions required by the general operations of the Newark Joint Venture and to engage in our lending business. The acquisition of additional real properties may be constrained by our liquidity and capital resource position.

Credit Facility

A senior secured revolving credit facility with Capital One, N.A. permits our subsidiary to borrow the lesser of $25 million and the borrowing base (as determined pursuant to the facility) and provides for an interest rate equal to the greater of (i) 4% plus LIBOR and (ii) 5.5%. The facility, among other things, requires the Trust and the subsidiary to maintain or comply with, net worth and liquidity covenants, debt service and collateral coverage ratios and limits, with specified exceptions, the incurrence of debt. On April 17, 2012, the facility was amended to allow the subsidiary to borrow for up to 90 days on an unsecured basis, a maximum of $10 million.  There was no balance outstanding on the facility as of June 30, 2012.

Multi-Family Residential Properties

We anticipate that we will be able to fund the debt service (principal and interest) and the operating expenses with respect to the multi-family residential properties acquired in the March and June 2012 quarters, from the cash flow generated by such properties. The mortgage debt with respect to these properties is non-recourse to us, subject to customary carve-outs.

Newark Joint Venture

The current principal focus of the Newark Joint Venture is the redevelopment of its Teacher’s Village site. The venture contemplates three financing phases, the first phase of which was completed between February and May 2012. Set forth below is information pertaining to funding of the development of this site.

Phase 1. The Newark Joint Venture obtained $31.8 million of construction and permanent financing which, together with $16.1 million of New Markets Tax Credits proceeds, was used to (i) pay transaction expenses of approximately $7.2 million (which is reflected on our consolidated balance sheet as deferred costs) and $6.3 million of debt (including $4.3 million of debt  which had been owed to us and (ii) will be used to construct two buildings at the Teacher’s Village site in Newark, New Jersey. Approximately $30.3 million of the proceeds of this financing are reflected on our consolidated balance sheet as of June 30, 2012 as “restricted cash-construction holdbacks” and will be released to the venture from time to time primarily upon satisfaction of specified construction and permitting related conditions. An interest reserve of $2.6 million, which is included in “other assets” on our consolidated balance sheet, is expected to cover, until December 2013, the interest expense on the mortgage debt incurred in this financing. Thereafter, the Newark Joint Venture’s ability to pay debt service (i.e. principal and interest) on such debt and the estimated operating expenses of these buildings will depend on generating rental revenue and cash flow from tenants. After giving effect to the approximately $1.23 million to be generated from the in-place lease agreement with charter schools and a daycare center (and without giving effect to contractual rent increases), the Newark Joint Venture estimates that it will require at least an additional $420,000 in rental payments from prospective retail tenants at these buildings to cover debt service and operating expenses. While the Newark Joint Venture has commenced marketing the retail space at these buildings, there is no assurance that the venture will be able to lease such space and that if leased, the rental payments therefrom will be sufficient to cover debt service and operating expenses. If such payments are insufficient, we may, but are not obligated to, cover a shortfall.

Phases 2 and 3. The Newark Joint Venture contemplates that an additional $85 million will be raised in 2012 from public and private sources to complete the construction of an additional six residential/retail buildings at the Teachers Village site. No assurance can be given such financing will be obtained or that if is obtained, that the project will be profitable. The failure to complete these phases (including completing the contemplated construction), may adversely impact the venture’s ability to obtain and retain tenants at the buildings to be constructed as contemplated by Phase 1.

Cash Distribution Policy

At December 31, 2011, we had approximately $62 million of net operating loss carry forwards available to offset future income. It therefore is highly unlikely that we will pay or, to maintain our REIT status, be required to pay any dividend in 2012 and for several years thereafter.

Off Balance Sheet Arrangements

At June 30, 2012, the Trust had guaranteed $1.65 million of a$6.6 million mortgage obligation of its Newark Joint Venture.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity.  Our interest income is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate.   At June 30, 2012, approximately 97% the principal amount of our outstanding mortgage loans were comprised of variable rate based loans tied to  the prime rate and with a stated minimum interest rate.   When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables as of June 30, 2012 and believe that a one percent increase in interest rates would have a positive annual effect of approximately $614,000 on income before taxes and a one percent decline in interest rates would have no annual effect on income before taxes because all of our variable rate loans have a stated minimum rate.

Our mortgage debt (excluding a mortgage subject to an interest rate swap agreement), bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

As of June 30, 2012, 44% of our loan portfolio was secured by properties located in the New York metropolitan area, 19% in Florida, 19% in Georgia and 18% in Maryland and we are therefore subject to risks associated with those markets.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2012 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2011, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which we may, through September 2013, expend up to $2,000,000 to acquire our common shares.  There were no share purchases effected in the quarter ended June 30, 2012.

Item 6.  Exhibits

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

•                  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

Exhibit No.	Title of Exhibits
10.1	Multi-Family Loan and Security Agreement dated as of the June 20, 2012 by and between Madison 324, LLC and CWCapital LLC
10.2

Multi-Family Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of the 20th day of June, 2012, executed by Madison 324, LLC to Joseph B. Pitt, JR, as trustee for the benefit of CWCapital LLC

10.3	Multi-Family Note dated as of June 20, 2012 in face amount of $25,680,000 issued by Madison 324, LLC in favor of CWCapital LLC
10.4	Amendment No. 1 dated April 17, 2012 to Loan and Security Agreement by and among BRT RLOC LLC, BRT Realty Trust and Capital One, National Association
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST

(Registrant)

August 9, 2012	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

August 9, 2012	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)