Form 10-K
period 2012-09-30
BRT REALTY TRUST
filed 2012-12-13
CIK 14846

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
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

         Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $58.2 million based on the last sale price of the common equity on March 31, 2012, which is the last business day of the registrant's most recently completed second quarter.

         As of November 30, 2012, the registrant had 14,053,362 Shares of Beneficial Interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of shareholders of BRT Realty Trust to be filed not later than January 28, 2013 are incorporated by reference into Part III of this Form 10-K.

Form 10-K

        We refer to certain mortgages as being "non-recourse (subject to standard carve-outs)." The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on property and the conversion of security deposits, insurance proceeds or condemnation awards.

        In the narrative portion of this report, information with respect to our consolidated joint ventures is generally described as if such venture was our wholly owned subsidiary and information with respect to unconsolidated joint ventures is generally separately described.

        Unless otherwise indicated or the context otherwise requires, all references to a year (e.g., 2012) refer to the applicable fiscal year ended September 30th.

        References herein to the acquisition of multi-family properties includes the acquisition of equity interests in joint ventures or other entities that have a direct or indirect ownership interest in entities owning such properties.

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

  •
  availability of mortgage origination and multi-family property acquisition opportunities acceptable to us;

  •
  national and local economic and business conditions;

  •
  general and local real estate property conditions;

  •
  defaults by borrowers in paying debt service on outstanding loans;

  •
  limitation of credit by institutional lenders;

  •
  impairment in the value of real estate property we own and real estate property securing our loans;

  •
  changes in Federal government policies;

  •
  changes in Federal, state and local governmental laws and regulations;

  •
  increased competition from mortgage lenders;

  •
  changes in interest rates; and

  •
  the availability of and costs associated with sources of capital and liquidity.

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

 PART I

Item l.    Business.

General

        We originate and hold for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States and beginning in 2012, expanded our business activities by acquiring, with joint venture partners, multi-family properties.

        The loans we originate generally have relatively high yields and are short-term or bridge loans with a duration ranging from six months to one year, with up to a one year extension in certain cases. Our policy is to lend at a floating rate of interest based on a spread over the prime rate, with a stated minimum rate, though we originate fixed rate loans as circumstances dictate.

        Through November 30, 2012, we had acquired eight multi-family properties with an aggregate of 2,335 units, including three properties with an aggregate of 884 units acquired after year end. Our equity investment in these properties was approximately $42.6 million. We generally contributed 80% of the equity in each multi-family property acquisition. At September 30, 2012, the net book value of the five multi-properties acquired in 2012 was $117.5 million.

        We also own and operate various real estate assets, the most significant of which are development properties located in Newark, New Jersey. At September 30, 2012, the net book-value of such assets was $72.8 million, inclusive of the net book value of $61.8 million related to our Newark, New Jersey assets.

        We conduct our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

        Information regarding our loan origination and real estate segments is included in Note 15 to our consolidated financial statements and is incorporated herein by this reference.

        We were organized as a business trust under the laws of the Commonwealth of Massachusetts in June 1972. Our address is 60 Cutter Mill Road, Suite 303, Great Neck, New York 11021, telephone number 516-466-3100. Our website can be accessed at www.brtrealty.com, where copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission, or SEC, can be obtained free of charge. These SEC filings are added to our website as soon as reasonably practicable.

Our Real Estate Lending Activities

        The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended September 30,
(Dollars in Thousands)	2012	2011	2010
Loans originated	$101,800	$131,300	$17,400
Loans repaid	124,800	66,100	22,500
Loans sold and loan participations	15,700	46,300	16,900
Mortgage lending revenues(1)	9,530	10,328	3,877
Mortgage lending expenses(1)	4,231	6,355	9,579

(1)
See Note 15 to our consolidated financial statements.

        We believe that our originations in fiscal 2012 were less than in fiscal 2011 due to increased competition and reduced demand for repurchase loans (i.e., loans to borrowers purchasing their own or third party mortgage debt at a discount to the principal amount thereof). Our originations in fiscal 2011 were higher than in fiscal 2010 due to increased demand for our short-term bridge loans which we believe was due to a more favorable economic climate in 2011 than 2010 and increased demand for repurchase loans.

Our Loan Portfolio

        The following summarizes certain characteristics of our loan portfolio as of the dates indicated:

	September 30,
(Dollars in Thousands)	2012	2011
Number of loans outstanding	8	13
Principal amount of loans earning interest	$37,096	$67,266
Real estate loan held for sale(1)	—	$8,446
Percent of loans secured by New York area properties	39%	71%
Weighted average contractual interest rate	11.3%	11.5%
Weighted average term to maturity(2)	5.72 months	4.75 months

(1)
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

(2)
Without giving effect to extension options.

        Interest on our loans is payable monthly. Our loans frequently require that our borrowers pay monthly escrow amounts that are adequate to pay, when due, real estate tax installments on the properties securing our loans. We may also require and hold funds in escrow for the payment of casualty insurance premiums. At September 30, 2012, our three largest loans outstanding of approximately $13.8 million, $7.8 million and $6.3 million represented approximately 6.3%, 4.6% and 2.1%, respectively, of our total assets. There were no other loans in our portfolio that, at such date, represented more than 1.0% of our total assets.

        With respect to certain loans originated by us, the borrower funds an interest reserve out of the loan proceeds, from which all or a portion of the interest payments due to us are made for a specified period of time. It is our policy to lend at a floating rate of interest based on a spread over the prime rate, with a stated minimum interest rate, though we originate fixed rate loans as circumstances dictate. At September 30, 2012 and 2011, approximately 95% and 82%, respectively, of the principal amount of our outstanding loans had a floating rate of interest. The balance of the loans as of such dates were fixed rate mortgages.

        The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at September 30, 2012, all of which are earning interest:

(Dollars in thousands)	Number of Loans	Earning Interest	Percentage
Multi-family residential	7	$35,096	94.6%
Retail	1	2,000	5.4%

Total	8	$37,096	100.0%

Our Investment Strategy

        We pursue lending opportunities with purchasers and prospective purchasers of commercial and multi-family real estate properties and property owners who require short-term financing for renovation or repositioning of a real estate asset. We also originate repurchase loans—such loans are generally structured as a repurchase agreement pursuant to which we purchase the mortgage and our borrower is obligated to repurchase such mortgage within a specified period.

        Our investment policy emphasizes the origination of short-term real estate loans secured by senior liens on real property. As of September 30, 2012, other than one mezzanine loan in principal amount of $2 million, our loan portfolio only consisted of first mortgage loans or pari passu participations in first mortgage loans. Our lending activities focus on operating properties such as multi-family properties, residential properties being converted to condominium ownership, office buildings, retail properties, shopping centers, mixed use buildings, hotels/motels, and industrial buildings.

        We also will, on a limited basis, provide senior loans secured by unimproved land, but generally require that the unimproved land collateralizing our loan has proper entitlements and that zoning is in place for the intended purpose. We also originate and hold for investment loans secured by improved commercial or multi-family residential property which is vacant, pending renovation or repositioning and sale or leasing of the property. We may sell senior, junior or pari passu participations in loans we originate and acquire senior, junior or pari passu participations in loans originated by others. We also invest in the securities of other REITs.

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

Our Origination Process and Underwriting Criteria

        In originating loans, we primarily rely on relationships developed by our officers and loan originators with real estate investors, commercial real estate brokers, mortgage brokers and bankers. We also advertise, use the internet and attend trade shows in order to develop relationships with potential borrowers and real estate brokers, mortgage brokers and bankers.

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

        We require either a personal guarantee or a "walk-away guarantee" from the principal or principals of the borrower, in substantially all of the loans originated by us. A "walk-away guarantee" generally provides that the full guarantee of the principal or principals of the borrower terminates if the borrower conveys title to the property to us within a negotiated period of time after a loan default if the payment of mortgage interest to us, real estate taxes and other operating expenses are current. The "walk-away guarantee" is intended to provide an incentive to the principals of a borrower, in a situation where our borrower will or has defaulted, to have the collateral deeded to us in lieu of foreclosure, thereby reducing the cost of foreclosure proceedings. By complying with the terms of the "walk-away guarantee," the principals of the borrower can avoid the risk of being personally responsible for any difference between the amount owed to us and the amount we recover in a foreclosure proceeding. If we make more than one loan to a borrower, we may require that all or some of the outstanding loans to that borrower be cross-collateralized. In our judgment, the "walk-away guarantees" we have secured upon the origination of certain loans have provided us with leverage in negotiating loan paydowns from "walk away guarantors" and assisted in expediting the foreclosure process.

        Generally, our policy is to sell properties we acquire in foreclosure proceedings after completing necessary repairs and maintenance and engaging in leasing activities, if required. We may retain a property if we determine that holding it will result in a substantial increase in its market value. We may provide senior purchase money mortgage loans at competitive fixed interest rates, if necessary, in order to consummate a sale which we deem to be beneficial to us. In fiscal 2012 we provided $15.0 million of such financing and in fiscal 2011 and 2010, we did not provide any senior purchase money mortgage financing.

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

Our Real Estate Assets

        At September 30, 2012, we owned real estate properties with a book value of $190.3 million. These properties include:

  •
  multi-family properties located in the southeastern United States, with a book value of $117.8 million,

  •
  development sites and additional properties (vacant land, vacant buildings, retail, office and parking) with a net book value of $61.8 million located in downtown Newark, NJ, and

  •
  a variety of other properties with a net book value of $10.7 million, located in Daytona, Florida and the New York metropolitan area.

Our Multi-Family Properties

        Beginning in the second quarter of fiscal 2012, we, together with joint venture partners, began to acquire multi-family properties. Through November 30, 2012, we acquired eight multi-family properties with an aggregate of 2,335 units. These are garden apartment style properties that typically provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and cable television access. All of the units at these properties are market rate and none of these properties are subject to rent control or similar requirements. The weighted average annual interest rate of the mortgage debt on our eight multi-family properties is 3.96% and the weighted average maturity of such debt is approximately eight years.

        Set forth below is selected information regarding our multi-family properties. Except as otherwise indicated, all of (i) these properties are owned by joint ventures in which we have an 80% equity interest and our joint venture partner has a 20% equity interest, (ii) these joint ventures are accounted for as consolidated subsidiaries beginning as of the investment date and (iii) the information provided is as of the investment date.

(Dollars in Thousands) Property Name and Location	Number of Units	Age(1)	Investment Date		Occupancy(2)	BRT Equity Invested	Acquisition Mortgage Debt
Ivy Ridge Apartments—Marietta, GA	207	39	1/12/12	(3)	92%	$2,560	$6,500
Water Vista Apartments—Lawrenceville, GA	170	31	2/23/12	(3)	94%	$2,200	$4,687
The Fountains Apartments—Palm Beach Gardens, FL	542	42	3/22/12		93%	$14,480	$45,200
Waverly Place Apartments—Melbourne, FL	208	25	3/30/12		92%	$3,120	$7,680
Madison at Schilling Farms—Collierville, TN	324	12	6/20/12		92%	$6,220	$25,680
Silvana Oaks Apartments—N. Charleston, SC(4)	208	2	10/4/12		91%	$4,410	$17,716
Grove at Trinity—Pointe, Cordova, TN	464	26	11/15/12		93%	$6,220	$19,248
Avondale Station—Decatur, GA	212	58	11/19/12		97%	$3,396	$8,046

Total	2,335					$42,606	$134,757

(1)
Reflects the approximate age of the property based on the year original construction was completed. Ivy Ridge was renovated in 2008, The Fountain Apartments were renovated in 2003 and Waverly Place Apartments were renovated in 2006.

(2)
Calculated by dividing the number of units occupied at such property by the total number of units at such property. Such calculation is as of November 26, 2012 with respect to Ivy Ridge, as of November 1, 2012 with respect to Silvana Oaks Apartments, Water Vista, The Fountain Apartments and Waverly Place Apartments, as of November 19, 2012 with respect to Avondale Station, as of October 25, 2012 with respect to Madison at Schilling Farms, and as of November 15, 2012, with respect to Grove at Trinity Pointe.

(3)
This joint venture became a consolidated subsidiary as of August 1, 2012. See note 5 to our consolidated financial statements.

(4)
We have a 90% equity interest in the joint venture that owns this property.

Joint Venture Arrangements

        The joint venture arrangements with our venture partners are deal specific and vary from transaction to transaction. Generally, these arrangements provide for us and our partner to receive net cash flow available for distribution in the following order of priority:

  •
  a preferred return of 9% to 10% on such party's unreturned capital contributions, until such preferred return has been paid in full,

  •
  the return in full of each party's capital contribution,

  •
  30% to 35% to our partner, and the balance to us, until an internal rate of return ranging from 14% to 15% has been achieved by us, and thereafter

  •
  shared equally between us and our venture partner.

        In addition, these arrangements provide that under specified situations, either venture partner may require that the property be sold.

Our Acquisition Process and Underwriting Criteria

        We identify multi-family property acquisition opportunities primarily through relationships developed over time by our officers with our borrowers, real estate investors and brokers.

        Our goal is to acquire properties that will achieve stable risk adjusted total returns (i.e., operating income plus capital appreciation). In identifying opportunities that will achieve such goal, we seek acquisitions that will achieve a minimum 10% annual return on invested cash and 12% internal rate of return. We have also focused, but will not limit ourselves, to acquiring properties located in the Southeast United States. Subject to the foregoing, we are opportunistic in pursuing multi-family property acquisitions and do not mandate any specific acquisition criteria, though we take all of the following into account in evaluating an acquisition opportunity: location, size of the target market, type of multi-family property (e.g. garden apartment, mid-rise or high rise), property quality, potential for capital appreciation or recurring income, extent and nature of contemplated capital improvements and property age. We generally prefer to acquire these properties with a joint venture partner with knowledge and experience in owning and operating multi-family properties in the target market as this enhances our understanding of such market and assists us in managing our risk with respect to a particular acquisition.

        Approvals of the acquisition of multi-family property are based on a review of property information as well as other due diligence activities undertaken by us and our venture partner. Those activities include a site visit to the property and the surrounding area (i.e. the target market), consideration of economic, demographic and other factors with respect to the target market and sub-market (including the stability of its population and the potential for population growth, its economic and employment base, presence of, and barriers to entry of, alternative housing stock, the competitive positioning of the proposed acquisition and the regulatory environment (i.e. applicable rent regulation)), the potential for rent increases, the possibility of enhancing the property and the costs thereof, an inspection of a sample of units at the property, an analysis of the terms and conditions of the mortgage debt secured or to be secured by the property, a review of any independent third party appraisal and a Phase I environmental report with respect to the property, a review of historical and projected results of operations for the property prepared by us and, if applicable, our venture partner, and an assessment of our joint venture partner's, if any, knowledge and expertise with respect to the acquisition and operation of multi-family properties and the relevant market and sub-market. Before a property is acquired, the acquisition must be reviewed and approved by our investment committee. Approval occurs after the assent of not less than four of the seven members of our investment committee, all of whom are executive officers of ours. The approval of our board of trustees is required for acquisitions of any multi-family property in which our equity investment exceeds $10 million.

        Generally, the mortgage debt associated with our multi-family properties is non-recourse to (i) the joint venture that owns the property, subject to customary carve-outs and (ii) to us and our subsidiary acquiring the equity interest in such joint venture.

Property Management

        The day-to-day management of our multi-family properties is overseen by property management companies operating in the market in which the property is located. Some of these management companies are owned by our joint venture partners or their affiliates. We can terminate these management companies with the approval of our joint venture partner and generally, if the property does not achieve specified financial returns, without such partner's approval. We believe that adequate replacements for these property managers are available, if required.

Insurance

        We generally carry all risk property insurance covering 100% of the replacement cost for each building and business interruption and rental loss insurance (covering up to 12 months of loss). On a case-by-case basis, based on an assessment of the likelihood of the risk, availability of insurance, cost of insurance and in accordance with standard market practice, we obtain earthquake, windstorm, flood, terrorism and boiler and machinery insurance. We carry comprehensive liability insurance and umbrella policies for each of our properties which provide no less than $5 million of coverage per incident. We request certain extension of coverage, valuation clauses, and deductibles in accordance to standard market practice and availability.

        Although we may carry insurance for potential losses associated with our multi-family properties, we may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material. In addition, certain insurance coverage is part of blanket policies in which a loss on an unrelated property could affect the coverage limits on a joint venture property.

Newark Joint Venture

Background

        Two of our wholly-owned subsidiaries are members of a joint venture, which we refer to as the Newark Joint Venture, with two members that are not affiliated with us. The Newark Joint Venture owns several development sites (e.g., Market Street and Teachers Village) and additional properties located in downtown Newark, NJ. The development sites are surrounded by a variety of governmental, educational, cultural and entertainment institutions and facilities. In close proximity to both development sites is Rutgers University, the New Jersey Institute of Technology, University of Medicine and Dentistry of New Jersey, Essex County College, Seton Hall Law School, the New Jersey Performing Arts Center, the Prudential Arena (home of the National Hockey League New Jersey Devils), the Essex County Court Complex, Newark's City Hall and a Federal Courthouse. These sites are within walking distance of Newark Penn Station, which provides access to Amtrak and New Jersey Transit trains and are accessible to local bus routes. The sites are served by various highways, including the Garden State Parkway, Interstate-95, Interstate-78 and Interstate-280.

        In 2007, immediately prior to the formation of the Newark Joint Venture, we held loans aggregating approximately $38 million, secured by substantially all of the properties conveyed to the Newark Joint Venture by our borrowers. We entered into loan work-out negotiations with our borrowers and, as a result of such negotiations, entered into the Newark Joint Venture. In connection with the work-out of our loans and the formation of the Newark Joint Venture, our loans were refinanced with a mortgage loan of $27 million with the balance of our loans converted into a $6.9 million preferred capital account interest and a 50.1% membership interest in the Newark Joint Venture, providing us with a separate capital account of $3.9 million. The other members caused all the properties secured by our loans, and additional properties (unencumbered by our loans) and contract rights to acquire additional properties, all located in downtown Newark, NJ, to be contributed to the Newark Joint Venture for which the other members received a 49.9% membership interest in the Newark Joint Venture (with a separate capital account of $3.9 million).

        The Newark Joint Venture is in the process of redeveloping the Teachers Village site and intends to redevelop all or a portion of the remaining sites, particularly the Market Street site, with personnel hired by the Newark Joint Venture or with development partners or sell some of its sites to developers or end users. The assets, liabilities and results of operations of the Newark Joint Venture are consolidated with our financial statements. Accordingly, the assets of the Newark Joint Venture are included in our real estate properties, and at September 30, 2012, our two loans aggregating $20.6 million to the Newark Joint Venture (which are secured by all of the real estate assets of the

Newark Joint Venture other than the Teachers Village properties), are eliminated in consolidation and are not included in our outstanding loans. We believe that the properties owned by the Newark Joint Venture have adequate insurance coverage for their current use.

Current Property Information

        The following table sets forth, as of September 30, 2012, information regarding the properties owned by the Newark Joint Venture (dollars in thousands):

Assemblage or Property	Type of Property	Rentable Square Feet	Annual Real Estate Taxes	Number of Tenants	Percent Leased(1)	Mortgage Debt(4)
Market Street(2)	Office and retail	303,126	$363,060	18	49%	$900
Teachers Village(3)	—	—	$180,781	—	—	$76,721
Beaver Street	Retail	8,160	$12,334	1	25%	—
Lincoln Park	Parking	79,063	$85,928	2	49%	—
Broad Street	Retail and school	47,564	$291,485	2	88%	$6,314

(1)
Based on square footage.

(2)
Leases representing substantially all of the leased space of the Market Street development are month-to-month or have cancellation, relocation or demolition provisions. Many of these leases are at below market rentals.

(3)
After giving effect to in-progress construction and pre-construction activities, this site will be used for schools, retail and residential purposes and will consist of five buildings which aggregate approximately 252,000 square feet. The Newark Joint Venture has entered into leases with six tenants (three charter schools, one day-care center and two retail establishments) representing approximately 37% of the anticipated rentable square footage of such buildings and the obligation to pay rent generally commences at the time the applicable building is ready for occupancy. See "—Information and Activities Regarding Development Site."

(4)
See note 10 of our consolidated financial statements. Does not include mortgage debt payable to us which is eliminated in consolidation.

        The following table sets forth as of September 30, 2012, a schedule of the annual lease expirations of the Newark Joint Venture's real estate assets (other than in-place leases at Teachers Village pursuant to which rent is not payable until the applicable space is ready for occupancy) and the contributions to

2013 contractual rental income provided by such leases (assumes that none of the tenants exercise renewal or cancellation options, if any):

Lease Expiration	Number of Leases Expiring(1)	Square Footage of Leases Expiring	Percentage of Total Leased Square Feet	Projected 2013 Rental Income(2)	Projected % of 2013 Rental Income(2)
Month-to-month	12	132,518	57%	114,852	8%
2013	1	2,630	1%	11,457	1%
2014	1	11,988	5%	37,080	3%
2015	1	17,630	8%	105,548	8%
2016	2	10,839	5%	102,498	8%
2017	2	8,864	4%	191,753	14%
2018	1	5,260	2%	48,240	3%
2019	—	—	—	—	—
2020	—	—	—	—	—
2021	—	—	—	—	—
2022 and thereafter	2	40,848	18%	745,810	55%

Total	22	230,577	100%	1,357,238	100%

(1)
There are twelve in-place leases which are month-to-month and eight leases which contain cancellation, relocation or demolition provisions across the various development sites. The leases for the new charter school facilities at Teachers Village are excluded from this table because the obligation to pay rent does not begin until the buildings are ready for occupancy.

(2)
Assumes all month-to-month tenants remain in occupancy for the entire 2013 calendar year.

Information and Activities Relating to Development Sites

        The Market Street site is an approximately 68,000 square foot site, currently representing approximately 303,400 rentable square feet. The site is bounded by Market Street, Campbell Street, Washington Street and University Avenue in downtown Newark, New Jersey. Potential redevelopment opportunities with respect to this site include an office complex with a retail component, a medical office complex containing offices, research laboratories and other medical related services, a retail center, corporate headquarters, university offices, classrooms and/or dormitories, or a combination of one or more of these uses. The Newark Joint Venture may redevelop this site for its own account, but will only do so if it has entered into long-term lease transactions with credit worthy lessees and has obtained satisfactory assurances that it will obtain necessary construction financing. Alternatively, the Newark Joint Venture may enter into a joint venture with a development partner or sell all or portions of the site. Although the Newark Joint Venture has conducted discussions and responded to requests for bid proposals with various parties concerning the development of portions of the site, which have included build to suit construction for potential users on a sale/leaseback or long-term lease basis and the sale of portions of the property to end users and/or developers, the Newark Joint Venture has not entered into any understandings or agreements concerning the redevelopment of all or any portion of the site and there is no assurance that it will be able to conclude any such arrangement or obtain the financing necessary to proceed with any arrangement which it may conclude.

        The Teachers Village site encompasses an area bounded by Branford Street to the north, Treat Place to the east, Hill Street to the south and Washington Street to the west, and is adjacent to Halsey Street. In 2012, the Newark Joint Venture obtained, in two phases, financing of approximately $68.5 million, which together with $25.8 million of New Markets Tax Credit net proceeds is, after payment of transaction expenses and payment of approximately $13.8 million of principal and accrued interest on debt (inclusive of $8 million of principal and accrued interest on debt owed to us which is eliminated in consolidation), being used to construct five buildings. These buildings will provide space for three charter schools, a day-care center, approximately 54,000 square feet of retail space and approximately 123 residential units.

        Pre-construction and construction activities are underway on five buildings at the Teachers Village site. Steel framing has been completed on two buildings being constructed, in part, for use by charter schools and it is anticipated that the exterior facades of those buildings will be enclosed during the second quarter of fiscal 2013. With respect to the remaining three buildings containing residential and retail space, site work has commenced on one building and demolition activities are underway on the remaining two buildings. It is estimated that two buildings will be ready for occupancy in Spring or Summer of 2013 and that the balance of the buildings will be ready for occupancy in the Spring of 2014.

        The $68.5 million financing obtained by the Newark Joint Venture in the two financing phases completed in 2012 carries a weighted average effective interest rate (after giving effect to an annual subsidy of $1.1 million from the United States Department of Treasury), of approximately 3.56%, a weighted average maturity of 14.66 years and is secured by the Teachers Village properties. In addition, the Newark Joint Venture guaranteed, among other things, up to $31 million in principal amount of mortgage debt, which guarantees only expire after satisfaction of performance thresholds relating to the leasing and occupancy of these facilities within specified periods, losses incurred by the lenders by reason of the borrower's bad acts (e.g., fraud or misappropriation), the failure to complete construction of the five buildings to be constructed and the carrying costs with respect to certain properties. The Newark Joint Venture has also agreed to provide indemnity with respect to specified environmental matters and to indemnify the beneficiaries of the New Markets Tax Credits for losses sustained if such credits are disallowed. We estimate that the New Markets Tax Credit indemnity obligation would not exceed $40 million (exclusive of interest and penalties) and is subject to reduction to the extent the credits are not disallowed.

        A third financing phase contemplates obtaining an additional $30 million from private and government sources (other than the Newark Joint Venture) for the construction of three buildings containing an aggregate of 82 residential units and 9,700 square feet of retail space at Teachers Village.

        No assurance can be given that sufficient financing will be obtained to complete all three phases of the Teachers Village project, that if completed, that the Teachers Village will ever be profitable for us or that the Newark Joint Venture will ever be able to develop the other properties it owns.

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

        Fees to the Manager.    The Newark Joint Venture is to pay to the current manager an asset management fee and a property management fee aggregating $890,000 per annum, payable monthly in advance.

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

        Distributions.    The Newark Joint Venture may not distribute any cash flow to its members until the $20.6 million balance due on our loans (which have been eliminated in consolidation) has been fully repaid, including accrued interest. Once it has been fully repaid, the cash flow of the Newark Joint Venture will generally be distributed as follows: (i) first, to each member pro rata in an amount equal to their unreturned additional capital contributions, (ii) second, to our members until we receive a 10% return on our preferred capital contributions, (iii) third, to our members until we receive an amount equal to our preferred capital contributions, and (iv) fourth, to each member pro rata until such members receive a 10% return on their additional capital contributions, (v) fifth, to the members pro rata an amount equal to their common capital contributions, and (vi) the remainder shall be distributed as follows: (a) 10% to the managing member, and (b) 90% pro rata to the other members.

Manager of the Newark Joint Venture

        The manager of the Newark Joint Venture is RBH Group LLC; its managing member and President is Ron Beit-Halachmy. Mr. Beit-Halachmy, 40 years of age, has over 18 years of experience in the real estate industry and has been involved for more than ten years in acquiring sites in Newark, New Jersey. He was the managing member of the entities which acquired all of the real property currently owned by the Newark Joint Venture. Mr. Beit-Halachmy earned a BA in Economics from the University of Wisconsin and a law degree from New York Law School.

Financing Arrangements

Junior Subordinated Notes

        As of September 30, 2012, $37.4 million in principal amount of these notes were outstanding. These notes mature in April 2036, are redeemable at any time at our option and bear interest at the rates set forth below:

Interest Period	Interest Rate
March 15, 2011 through July 31, 2012	3.00%
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	LIBOR + 2.00%

Credit Facility

        A subsidiary of ours is able, pursuant to a senior secured revolving credit facility with Capital One, National Association, to borrow up to an aggregate of $25 million to originate loans. The subsidiary may borrow (i) on an unsecured basis, $10 million for up to 90 days and (ii) on a secured basis, up to the lesser of $25 million and the borrowing base. The borrowing base is generally equal to 40% to 65% (depending on, among other things, the type of property secured by the mortgage receivables acceptable to the lender and the operating income of the related property) of such receivables. Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures in June 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at our option into an 18 month term loan. We have guaranteed our subsidiary's obligations under this facility. At September 30, 2012 and November 30, 2012, no amount was outstanding under the facility and the maximum amount we could borrow was $10 million for 90 days.

Competition

        We compete for loan origination opportunities with other entities, including other mortgage REITs, specialty finance companies, public and private lending companies, pension and investment funds and others. Competitive factors in our lending activities include size of loans offered, rate, market visibility, fees, term and underwriting standards. To the extent a competitor offers a lower rate, is willing to risk more capital in a particular transaction, and/or employs more liberal underwriting standards, our origination volume and profit margins would be adversely impacted. We compete by offering rapid response time in terms of approval and closing and by offering "no prepayment penalty" loans.

        We compete to acquire real estate assets and in particular, multi-family properties, with other owners and operators of such properties including other multi-family REITs, banks, pension and investment funds, real estate developers and private real estate investors. Competition to acquire such properties is based on price and ability to secure financing on a timely basis and complete the acquisition. To the extent that a potential joint venture partner introduces us to a multi-family acquisition opportunity, we compete with other sources of equity capital to participate in such joint venture based on the financial returns we are willing to offer such potential partner and the other terms and conditions of the joint venture arrangement. We also compete for tenants at our multi-family properties—such competition depends upon various factors, including alternative housing options available in the applicable sub-market, rent, amenities provided and proximity to employment and quality of life venues.

        The Newark Joint Venture competes for funding, and in particular, tax credit allocations and financing provided by governmental and quasi-governmental sources with other real estate developers. It competes for commercial, retail, residential and educational tenants with landlords owning properties in Newark, New Jersey and the surrounding area and developers interested in developing facilities in Newark or the surrounding area.

        Many of our competitors possess greater financial and other resources than we possess.

Our Structure

        We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, and One Liberty Properties, Inc., a publicly-traded equity REIT. Jeffrey A. Gould, our President and Chief Executive Officer, George Zweier, our Vice President and Chief Financial Officer, two other officers engaged in loan origination, underwriting and servicing activities, and three others engaged in underwriting and servicing activities devote substantially all of their business time to us, while our other personnel (including several officers) share their services on a part-time basis with us and other affiliated entities that share our executive offices. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among us and the affiliated entities. The allocation is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each entity that is a party to the Shared Services Agreement.

        In addition, we are party to an Advisory Agreement, as amended, between us and REIT Management Corp., our advisor. REIT Management is wholly owned by the chairman of our Board of Trustees and he and certain of our executive officers, including our President and Chief Executive Officer, receive compensation from REIT Management Corp. Pursuant to this agreement, REIT Management furnishes advisory and administrative services with respect to our business, including, without limitation, arranging and negotiating credit facilities, participating in our loan analysis and approvals, providing investment advice, providing assistance with building inspections and litigation strategy and support. In addition, in connection with non-performing loans, REIT Management, among other activities, engages in negotiations with borrowers, guarantors, and their advisors related to workouts, participates in strategic decisions relating to workouts and foreclosures and may interface with receivers, managing agents and court appointed trustees with respect to specific collateral securing our loans.

        Through December 31, 2011, REIT Management received, for the services it performed pursuant to the Advisory Agreement, an asset management fee equal to 0.6% of our invested assets and an incentive fee from borrowers of 0.5% of the total commitment amount. The Advisory Agreement was amended effective as of January 1, 2012, and as so amended, provides (i) for a stated termination date of June 30, 2014, (ii) that the minimum and maximum fees payable in a fiscal year to REIT Management are $750,000 and $4 million, respectively, subject to adjustment for any fiscal year of less than twelve months, and (iii) that we pay REIT Management the following annual fees, which are paid on a quarterly basis:

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

        We also engage affiliated entities in management activities with respect to properties acquired by us in foreclosure proceedings and some of the properties owned by joint ventures in which we are an equity participant. These management activities include, among other things, rent billing and collection, property repair, maintenance and improvement, contractor negotiation, construction management and sales and leasing activities. In management's judgment, the fees paid by us to these affiliated entities are competitive with fees that would be charged for comparable services by unrelated entities.

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

Risks Related to our Business

Our loan origination, property acquisition and Newark Joint Venture development activities are limited by available funds.

        At December 5, 2012, we had approximately $44 million of cash and cash equivalents, net of deposits payable, available for loan originations, the acquisition of multi-family properties, capital contributions to the Newark Joint Venture and general operations. If we pursue the acquisition of additional multi-family properties or demand for our mortgage loans increases, as to which no assurances can be given, or if we are required to contribute capital to the Newark Joint Venture, our ability to engage in these activities or make these contributions will be limited by the funds available to us. Our ability to use the credit facility is limited by the obligation to pledge collateral acceptable to the lender (and its ability to make such decisions on a timely basis) and covenants that require us to maintain certain financial ratios, including net worth and debt service coverage ratios. At December 5, 2012, the maximum amount that we could borrow under our credit facility was $10 million and such amount can only be borrowed for 90 days. Further, the credit facility may only be used for our loan origination activities—not for the Newark Joint Venture or multi-family property acquisition activities. Our loan origination, multi-family property acquisition and Newark Joint Venture development activities may be limited by the lack of available funds which will limit our revenues and operating results.

It is highly unlikely that we will declare any dividends in the next few years.

        We have not declared or paid any dividends since fiscal 2010. In order to qualify as a REIT, we are required to distribute 90% of our taxable income. At December 31, 2011, we had a tax loss carry-forward of $60.5 million. Under current tax laws, we can offset our future taxable income against our tax loss carry-forward until 2028 or until the tax loss carry-forward has been fully used, whichever occurs first. As a result, we do not expect to pay a dividend in calendar 2013 and it is unlikely that we will be required to pay a dividend for many years thereafter in order to maintain our REIT status. The non-payment of cash dividends may negatively impact the price of our common shares.

We may not be able to compete with competitors many of which have greater financial and other resources than we possess.

        We compete with many third parties engaged in real estate lending and the ownership of multi-family properties, including other REITs, specialty finance companies, public and private lenders, investment and pension funds and other entities. The Newark Joint Venture also competes (i) with real estate developers for tax credit allocations and financing provided by governmental and quasi-governmental authorities, and (ii) for tenants, with landlords and developers with, or interested in developing, properties in Newark, New Jersey and the surrounding area. Many of these competitors have substantially greater financial and other resources than we do. Larger and more established competitors enjoy significant competitive advantages that result from, among other things, enhanced operating efficiencies and more extensive networks providing greater and more favorable access to capital, financing and tax credit allocations and more favorable lending and acquisition opportunities. Larger competitors in our multi-family activities have the ability to acquire a greater number of higher quality properties on more favorable terms and conditions and at more favorable locations. Larger competitors engaged in real estate lending are better able to diversify their loan portfolios thereby reducing the risk of loss from any one performing property or loan and are better equipped to fund larger loan requests, enhancing their appeal to prospective borrowers.

We may incur loan loss provisions and impairment charges in fiscal 2013.

        We evaluate on a quarterly basis our loan and real estate portfolios for indicators of impairment. Loan loss provisions and impairment charges reflect management's judgment of the probability and severity of loan losses and the decline in the value of real estate assets. Loan loss provisions and impairment charges may be required in the future as a result of factors beyond our control, including, among other things, changes in the economic environment and market conditions affecting the value of loan collateral and real property assets. If we are required to take loan loss provisions or impairment charges, our results of operations would be adversely impacted.

Our revenues and the value of our portfolio may be negatively affected by casualty events occurring on our properties or on properties securing our loans.

        We require our borrowers to obtain, for our benefit, all risk property insurance covering the property and any improvements to the property collateralizing our loan in an amount intended to be sufficient to provide for the cost of replacement in the event of casualty. In addition, joint ventures in which we are an equity participant carry all risk property insurance covering the property and any improvements to the property owned by the joint venture for the cost of replacement in the event of a casualty. Further, we carry insurance for such purpose on properties owned by us. However, the amount of insurance coverage maintained for any property may not be sufficient to pay the full replacement cost following a casualty event. In addition, the rent loss coverage under a policy may not extend for the full period of time that a tenant may be entitled to a rent abatement that is a result of, or that may be required to complete restoration following a casualty event. In addition, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically feasible to insure. Changes in zoning, building codes and ordinances, environmental considerations and other factors may make it impossible for our borrower, a joint venture or us, as the case may be, to use insurance proceeds to replace damaged or destroyed improvements at a property. If any of these or similar events occur, the amount of coverage may not be sufficient to replace a damaged or destroyed property and/or to repay in full the amount due on loans collateralized by such property. As a result, our returns and the value of our investment may be reduced.

In order for real estate properties to generate positive cash flow or to make real estate properties suitable for sale, we may need to make significant capital improvements and incur deferred maintenance costs to these properties.

        Some of the properties we acquire may face competition from newer, more updated properties. In order to remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. The cost of these improvements and deferred maintenance items may impair our financial condition and liquidity.

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

Risks Related to our Real Estate Lending Activities

Increased competition and decreased demand for repurchase loans may result in decreased loan originations adversely affecting our business.

        As a result of increased competition and decreased demand for repurchase loans, our loans originations decreased by 24.9% from $131.3 million in 2011 to $98.6 million in 2012. If loan originations continue at a reduced level, our revenues, net income and cash flow would be negatively affected.

The geographic concentration of our loans may make our revenues and the value of the related mortgages vulnerable to adverse changes in economic conditions in the New York metropolitan and Georgia regions.

        At September 30, 2012, 39% and 37% of principal amount of our outstanding loans are secured by properties located in the New York City and Atlanta, Georgia metropolitan areas, respectively. A lack of geographical diversification makes our mortgage portfolio more sensitive to local or regional economic conditions. A significant decline in the economy of either of these regions could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances which might not be as acute if our loan portfolio were more geographically diverse.

Defaults on our loans may cause declines in revenues and net income.

        Defaults by our borrowers on their loans result in a decrease in interest income and may require the establishment of, or an increase in, loan loss reserves. The decrease in interest income resulting from loan defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance and accrued interest due on a defaulted loan, plus the legal costs incurred in pursuing our legal remedies. Legal proceedings, which may include foreclosure actions and bankruptcy proceedings, are expensive and time consuming. The decrease in interest income, and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses. In addition, the decrease in interest income, the costs incurred by us in a defaulted loan situation and increases in loan loss reserves will have an adverse impact on our net income, taxable income and cash flow.

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

        Some of our investments are participating interests in loans in which we share the rights, obligations and benefits of the loan with participating lenders pursuant to a participation agreement. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, the institution of, and control over, foreclosure actions, entering into forbearance agreements with borrowers, and sale of the underlying property upon acquisition in foreclosure. Our participant may have interests and goals that are different from ours and may desire an action or position which we oppose. As a result, we could become engaged in a dispute with a participant which may affect our ability to take action with respect to defaulted loans or disposition of the property, to our detriment.

Risks Related to the Newark Joint Venture and Real Estate Operations.

The Newark Joint Venture may have an operating loss for the foreseeable future.

        Our real estate assets include the properties owned by the Newark Joint Venture, which properties at September 30, 2012, had an aggregate book value of $61.8 million or 32% of the book value of all of our real estate assets. We anticipate that the Newark Joint Venture will operate at a loss in fiscal 2013 and for several years thereafter. If the Newark Joint Venture operates at a loss, we and our partners in the venture may be required to fund the operating losses and capital requirements by making additional capital contributions. No assurance can be given that we or our venture partners will have the resources or be willing to make such contribution and the failure to make the required contribution may have an adverse impact on us.

If we are unable to pay debt service as it become due, we may be forced to sell properties at disadvantageous terms or relinquish our rights to such properties, which would result in the loss of revenues and in a decline in the value of our real property portfolio.

        At September 30, 2012, $14.6 million in debt service (of which $8.8 million and $3.77 million relate to the Newark Joint Venture and our multi-family properties, respectively) is payable prior to the end of 2013 and $31 million of debt service (of which $12.6 million and $15 million relate to the Newark Joint Venture and our multi-family properties, respectively) is payable from 2014 through 2015. The cash flow from the properties securing the mortgage debt may be insufficient to meet required debt service payments. In particular, with respect to the $8.8 million of debt service for the Newark Joint Venture payable in 2013, the Newark Joint Venture contemplates the refinancing of approximately $2.7 million of such debt—no assurance can be given that such refinancing will be effected. Further, the anticipated rental revenues from in-place leases for the Teachers Village project are insufficient to cover all of the Newark Joint Ventures debt service obligations payable in 2014 and 2015. If efforts to generate additional rental revenues from the Teachers Village site are unsuccessful, or if the in-place lessees do not fulfill their obligations under their lease agreements, the Newark Joint Venture may be unable to meet its debt service obligation with respect to the Teachers Village properties and such properties would require additional capital from the members of the venture or may be foreclosed on by the lenders.

The Newark Joint Venture will be adversely effected if it is limited from using the facilities being constructed for purposes other than as contemplated by the applicable financing and tax credit transactions.

        The terms and conditions of the financings and tax credits provided to the Newark Joint Venture may limit the venture's ability to use the facilities being constructed in a manner other than as currently contemplated to be used. Among other things, the New Markets Tax Credits and related contractual obligations provide that if prior to the seven year recapture period, the facilities are used in a manner prohibited by such tax credit program, the credits may be disallowed. The qualified school construction bonds in principal amount of approximately $22.7 million at September 30, 2012 requires that the facilities (or certain portions thereof) be used for at least 19 years as public school facilities and the annual $1.1 million interest reimbursement provided by the US Treasury is subject to recapture if the facilities or portions thereof are not used for educational purposes for minimum periods. The New Jersey Urban Transit Hub tax credits program requires that certain portions of the buildings must be used for residential purposes for at least ten years and that at least 20% of the residential units be allocated for lower/middle income housing. If as a result of market or other conditions, it is determined that the contemplated uses of the facilities are not financially viable, the Newark Joint Venture will be limited in its ability to use these facilities in an alternative manner which may adversely impact our financial condition and results of operations.

We have limited experience in developing and operating development sites.

        The principal assets of our Newark Joint Venture are several development sites and two additional properties located in downtown Newark, NJ. Since we have not previously engaged in the real estate development business, we are subject to risks that differ from those to which we have been subject to historically. Although the principal of the managing member of the Newark Joint Venture (who is formerly the principal of our borrowers) is knowledgeable with respect to the local real estate market and has experience in the development of gut rehabilitation properties, this experience may not necessarily be relevant to a particular redevelopment project. As a result, to redevelop the assemblage sites, the Newark Joint Venture will have to hire personnel knowledgeable in real estate development to assist in its development, become involved with a development partner, or sell some or all of the sites to developers or potential users. There can be no assurance that the Newark Joint Venture will be successful in hiring experienced personnel, finding a development partner with skills needed to develop and/or manage the redevelopment of the sites, or that we will be able to sell some or all of the properties to developers or potential users.

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

        The Newark Joint Venture carries key man life insurance on the principal of the manager of the Newark Joint Venture in the amount of $40 million. There can be no assurance that the proceeds from such life insurance would be sufficient to compensate the Newark Joint Venture for the loss of his services, and these policies do not provide any benefits if he becomes disabled or is otherwise unable to render services to the Newark Joint Venture.

Our Newark Joint Venture is subject to risks particular to real estate development activities.

        Our Newark Joint Venture is subject to the risks associated with development activities. These risks include:

  •
  The inability to complete the first two phases of the Teachers Village project because the requisite funds, due to cost overruns or under estimating the funds needed, are insufficient for such purpose.

  •
  The inability to obtain the approximately $30 million or more needed to fund the third phase of the Teachers Village development project;

  •
  The failure to obtain governmental and other approvals on a timely basis;

  •
  Construction, financing and other costs of developing the properties owned by the Newark Joint Venture and in particular, Teachers Village, may not be obtained or if obtained may exceed original estimates, possibly making such activities unprofitable;

  •
  The time required to complete the construction of Teachers Village or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting the Newark Joint Venture's cash flow and liquidity;

  •
  Occupancy rates and rents of a completed project may be insufficient to make such project profitable; and

  •
  Acquire all the properties needed to develop the project to its full potential.

We may be unable to renew leases or relet space and are exposed to the risks of defaults by tenants.

        In 2012, approximately 22% of our rental revenue was generated from properties at the Newark Joint Venture. The leases at the properties owned by the Newark Joint Venture are generally short-term in nature. This has made it more difficult to find tenants for the venture's Market Street properties. If our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if our tenants do renew or we are able to relet the space, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to lease vacant space, promptly renew leases or relet the space, or if the rental rates upon such initial leasing renewal or reletting are significantly lower than market or current rates, our income would be adversely affected.

        Friends of Team Academy, a charter school located at the Teacher's Village site, and Petco Animal Supplies, Inc. and Calidad Furniture Corp. VII, both of which are located in Yonkers, New York, accounted for approximately 9%, 6% and 6%, respectively, of our rental revenue in 2012. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of, or the loss of, a significant amount of rental revenue and we could incur substantial costs in enforcing our rights as landlord. Our rental income could be adversely affected if these tenants do not meet their obligations to us.

Failure of the Newark Joint Venture to comply with the requirements of the New Markets Tax Credit program may result in significant losses and impair our financial condition.

        The Newark Joint Venture entered into various arrangements to obtain funding under the New Markets Tax Credit program for the Teachers Village project and in connection therewith received approximately $25.8 million of net tax credit proceeds. New Markets Tax Credits are subject to recapture for a period of seven years as provided in the Internal Revenue Code. The Newark Joint Venture is required to comply with various regulations and contractual provisions that apply to the these credits and has indemnified the beneficiaries thereof for any loss or recapture of the benefits of such credits until the obligation to deliver tax benefits is relieved. We estimate that such indemnity obligation would not exceed approximately $40 million (exclusive of interest and penalties) and is subject to reduction to the extent the credits are not disallowed. Non-compliance with applicable requirements could result in the tax benefits not being realized by the beneficiaries which would have an adverse effect on our financial position and results of operations.

Risks Related to our Multi-Family Property Activities

Unfavorable changes in market and economic conditions could adversely affect occupancy, rental rates, operating expenses, and the overall market value of multi-family properties we acquire.

        Conditions in markets in which we acquire multi-family properties may significantly affect occupancy, rental rates and the operating performance of such assets. The risks that may adversely affect conditions in those markets include the following:

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

        Fannie Mae and Freddie Mac have been a major source of financing for multi-family real estate in the United States and we have used loan programs sponsored by one or more of these entities to finance certain acquisitions. Should these entities have their mandates changed or reduced, lose key personnel, be disbanded or reorganized by the government or otherwise discontinue providing liquidity for the multi-family sector, it would significantly reduce our access to debt capital and/or increase borrowing costs and could significantly limit our ability to acquire properties on acceptable terms and reduce the values realized upon property sales.

Most of our multi-family properties are located in the southeast United States, which makes us susceptible to adverse economic developments in such markets.

        In addition to general, regional and national economic conditions, the operating performance of our multi-family residential properties is impacted by the economic conditions of the specific markets in which our properties are concentrated. All of our multi-family units are located in the southeast United States—accordingly, adverse economic developments in such market could adversely impact the operations of these properties and therefore our operating results and cash flow. The concentration of properties in a limited number of markets may expose us to risks of adverse economic developments which are greater than the risks of owning properties with a more geographically diverse portfolio.

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

Risks involved in conducting real estate activity through joint ventures.

        We have in the past and may in the future acquire properties in joint ventures with other persons or entities when we believe that circumstances warrant the use of such structure. Joint venture investments involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions or distributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner might at any time have business goals which are inconsistent with ours; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction.

        In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Further, the Company's joint venture partners may experience financial distress, including bankruptcy, and to the extent they do not meet their obligations to us or our joint ventures with them, we may be adversely affected.

Risks Related to our Industry

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

Because Real Estate Investments Are Illiquid, We May Not Be Able to Sell Properties When Appropriate.

        Real estate investments generally cannot be sold quickly. We may not be able to reconfigure our portfolio promptly in response to economic or other conditions. This inability to reallocate our capital promptly could adversely affect our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments.

        None.

Executive Officers of Registrant

        Set forth below is a list of our executive officers whose terms will expire at our 2013 annual Board of Trustees' meeting. The business history of officers who are also Trustees will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2013.

Name	Office
Fredric H. Gould*	Chairman of the Board of Trustees
Israel Rosenzweig	Vice Chairman of the Board of Trustees and Senior Vice President
Jeffrey A. Gould*	President and Chief Executive Officer; Trustee
Mitchell K. Gould	Executive Vice President
Matthew J. Gould*	Senior Vice President; Trustee
Simeon Brinberg**	Senior Vice President; Senior Counsel; and Secretary
David W. Kalish***	Senior Vice President, Finance
Mark H. Lundy**	Senior Vice President and General Counsel
George E. Zweier	Vice President, Chief Financial Officer
Lonnie Halpern	Vice President
Isaac Kalish***	Assistant Treasurer

*
Fredric H. Gould is the father of Jeffrey A. and Matthew J. Gould.

**
Simeon Brinberg is the father-in-law of Mark H. Lundy.

***
David W. Kalish is the father of Isaac Kalish.

        Israel Rosenzweig (age 65) has been Vice Chairman of our Board of Trustees since September 2012, a Senior Vice President since April 1998. Mr. Rosenzweig has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors, L.P., since May 1997. Gould Investors L.P. is primarily engaged in the ownership and operation of real estate properties held for investment. From 2000 to March 2009, he was President of GP Partners, Inc., an affiliate of Gould Investors L.P., which provided advisory services in the real estate and financial services industries to an investment advisor. He also has been a Senior Vice President of One Liberty Properties, Inc. since May 1997.

        Mitchell K. Gould (age 40), employed by us since May 1998, has been a Vice President since March 1999 and Executive Vice President since March 2007. From January 1998 until May 1998, Mr. Gould was employed by Bear Stearns Companies, Inc. where he was engaged in originating and underwriting commercial real estate loans for securitization.

        Simeon Brinberg (age 78) has been our Secretary since 1983, a Senior Vice President since 1988, and Senior Counsel since March 2006. Mr. Brinberg has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., since October 1988. Since June 1989, Mr. Brinberg has been a Vice President or Senior Vice President of One Liberty Properties, Inc., a REIT engaged in the ownership of income producing real properties net leased to tenants under long term leases. Mr. Brinberg is a member of the New York Bar and was engaged in the private practice of law for approximately 30 years prior to 1988.

        David W. Kalish (age 65) has been our Senior Vice President, Finance since August 1998. Mr. Kalish was our Vice President and Chief Financial Officer from June 1990 until August 1998. He has been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since June 1990. For more than five years prior to June 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company LLP and its predecessors.

        Mark H. Lundy (age 50) has been our General Counsel since March 2007 and a Senior Vice President since March 2005. From 1993 to March 2005 he was a Vice President. He has been the Secretary of One Liberty Properties, Inc. since June 1993 and he also serves as a Senior Vice President of One Liberty Properties, Inc. Mr. Lundy has been a Vice President of Georgetown Partners, Inc. (currently Senior Vice President) since July 1990. He is a member of the bars of New York and Washington, D.C.

        George E. Zweier (age 48) has been employed by us since June 1998 and was elected Vice President, Chief Financial Officer in August 1998. For approximately five years prior to joining us, Mr. Zweier, a certified public accountant, was an accounting officer with the Bank of Tokyo-Mitsubishi Limited in its New York office.

        Lonnie Halpern (age 37) has been employed by us since August 2005 and was elected a Vice President in March 2007. Mr. Halpern is a member of the bars of New York and Massachusetts, and was an associate at Goodwin Procter LLP, New York, N.Y. from September 2001 to March 2004 and Hogan & Hartson LLP, New York, N.Y. from April 2004 to July 2005.

        Isaac Kalish (age 37) has worked with us since 2004 and was elected our Assistant Treasurer in June 2007. In 2003 and 2004, Mr. Kalish, a certified public accountant, was employed as an accountant by Buchbinder Tunick & Co, LLP.

Item 2.    Properties.

        Our executive office is located at 60 Cutter Mill Road, Suite 303, Great Neck, New York. This office is located in a building owned by a subsidiary of Gould Investors L.P. In 2012, we paid $125,000 for the use of this space. We believe that such facilities are satisfactory for our current and projected needs.

        The information set forth under "Item 1—Business" is incorporated herein by this reference to the extent responsive to the information called for by this item.

Item 3.    Legal Proceedings.

        None.

Item 4.    Mine Safety Disclosures.

        Not applicable.

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

	Fiscal 2012		Fiscal 2011
Quarter Ended	High	Low	High	Low
December 31	$6.46	$5.85	$7.40	$6.28
March 31	7.00	6.10	7.46	6.25
June 30	8.65	6.35	6.67	6.23
September 30	6.85	6.23	6.48	5.90

        On November 30, 2012, the high and low sales prices of our Common Shares was $6.35 and $6.20, respectively.

        As of November 30, 2012, there were approximately 1,044 holders of record of our Common Shares.

        We did not pay any cash dividends in fiscal 2012 or 2011. Our tax loss carry forward at December 31, 2011, was approximately $60.5 million; therefore, we do not anticipate paying cash dividends in the near future.

Stock Performance Graph

        This graph compares the performance of our shares with the Standard & Poor's 500 Stock Index and a peer group index consisting of publicly traded mortgage REITs. The graph assumes $100 invested on September 30, 2007 and assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BRT Realty Trust, the S&P 500 Index, the FTSE NAREIT Mortgage REITs Index,
and the FTSE NAREIT All REITs Index

*
$100 invested on 9/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/07	9/08	9/09	9/10	9/11	9/12
BRT Realty Trust	100.00	61.42	48.80	54.70	53.25	55.64
S&P 500	100.00	78.02	72.63	80.01	80.93	105.37
FTSE NAREIT Mortgage REITs	100.00	69.18	86.91	95.79	98.77	131.55

Issuer Purchases of Equity Securities

        In September 2011, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which we may, through September 30, 2013, expend up to $2 million to repurchase our common shares. Through September 2012, we had acquired 139,507 common shares for an aggregate purchase price of $880,000. We did not repurchase any shares during the quarter ended September 30, 2012.

Item 6.    Selected Financial Data.

        The following table, not covered by the report of the independent registered public accounting firm, sets forth selected historical financial data for each of the fiscal years indicated. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.

(Dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008
Operating statement data:
Total revenues	$19,579	$17,881	$8,135	$12,154	$21,990
Total expenses(1)(2)	23,447	13,834	19,844	36,329	35,554
Gain on sale of loan	3,192	—	—	—	—
Gain on sale of available-for-sale securities	605	1,319	1,586	1,016	19,940
(Loss) gain on extinguishment of debt	—	(2,138)	—	6,443	—
Income (loss) from continuing operations	758	3,578	(9,927)	(19,236)	7,734
Income (loss) from discontinued operations(3)	792	1,346	590	(29,124)	(7,855)
Net income (loss) attributable to common shareholders	4,430	6,374	(8,015)	(47,755)	(260)
Earnings (loss) per beneficial share:
Income (loss) from continuing operations	$.26	$.35	$(.62)	$(2.50)	$.65
Income (loss) from discontinued operations	.06	.10	.04	(1.60)	(.67)

Basic and diluted earnings (loss) per share	$.32	$.45	$(.58)	$(4.10)	$(.02)
Distribution per common share(4)	—	—	—	$1.15	$3.19
Balance sheet data:
Total assets(5)	$385,956	$191,012	$186,266	$193,333	$270,020
Earning real estate loans(6)	37,096	67,266	17,263	44,677	95,228
Non-earning real estate loans(6)	—	—	35,143	2,836	18,407
Real estate loans held for sale	—	8,446	—	16,915	—
Real estate properties, net	190,317	59,277	55,843	55,544	14,154
Cash and cash equivalents	78,245	44,025	58,497	25,708	35,765
Restricted cash-construction holdbacks	55,252	—	—	—	—
Available-for-sale securities at market	1,249	2,766	10,270	8,963	10,482
Junior subordinated notes	37,400	37,400	40,815	40,234	56,702
Mortgages payable(7)	169,284	14,417	12,557	9,460	2,315
Total BRT Realty Trust shareholders' equity	133,449	129,063	124,554	121,227	186,772

(1)
Total expenses increased in 2012 from 2011 as a result of, among other things, expenses associated with the acquisition, ownership and operation of multi-family properties and interest expense associated with the Newark Joint Venture financings.

(2)
Includes $3,165, $17,110 and $15,260 of loan loss provisions for 2010, 2009 and 2008, respectively, and $2,625, $1,272 and $1,050 of impairment charges in 2010, 2009 and 2008, respectively.

(3)
Includes $745, $29,774 and $8,165 of impairment charges for 2010, 2009 and 2008, respectively.

(4)
The distribution in fiscal 2008 was paid wholly in cash. In September 2009, a distribution of $1.15 per share was declared and in October 2009 was paid in a combination of an aggregate of $13,308 in cash, representing 10% of this distribution, and the balance in our common shares. The cash amount was allocated pro rata among all shareholders who elected to receive cash. Since any shareholder electing to receive cash could not receive the entire dividend in cash, the remainder of the dividend was paid to shareholders electing to receive cash in our common shares. Shareholders who did not elect cash received the entire dividend in our common shares.

(5)
The increase in 2012 from 2011 is due primarily to the acquisition of interests in joint ventures that acquired multi-family properties and the proceeds from the Newark Joint Venture financings and New Markets Tax Credits transactions.

(6)
Earning and non-earning loans, which exclude loans held for sale, are presented without deduction of the related allowance for possible losses and deferred fee income.

(7)
The increase in 2012 from 2011 is due primarily to the mortgage debt incurred in the multi-family property acquisitions and the Newark Joint Venture's financings.

Funds from Operations; Adjusted Funds from Operations.

        In view of our equity investments in joint ventures which have acquired multi-family properties, we disclose below funds from operations ("FFO") and adjusted funds from operations ("AFFO") because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.

        We compute FFO in accordance with the "White Paper on Funds From Operations" issued by the National Association of Real Estate Investment Trusts ("NAREIT") and NAREIT's related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute AFFO by deducting from FFO our straightline rent accruals and amortization of lease intangibles (including our share of our unconsolidated joint ventures).

        We believe that FFO and AFFO are useful and standard supplemental measures of the operating performance for equity REITs and are used frequently by securities analysts, investors and other interested parties in evaluating equity REITs, many of which present FFO and AFFO when reporting their operating results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization of real estate assets, which assures that the value of real estate assets diminish predictability over time. In fact, real estate values have historically risen and fallen with market conditions. As a result, we believe that FFO and AFFO provide a performance measure that when compared year over year, should reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs and other matters without the inclusion of depreciation and amortization, providing a perspective that may not be necessarily apparent from net income. We also consider FFO and AFFO to be useful to us in evaluating potential property acquisitions.

        FFO and AFFO do not represent net income or cash flows from operations as defined by GAAP. FFO and AFFO should not be considered to be an alternative to net income as a reliable measure of our operating performance; nor should FFO and AFFO be considered an alternative to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity.

        FFO and AFFO do not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to stockholders. FFO and AFFO do not represent cash flows from operating, investing or financing activities as defined by GAAP.

        Management recognizes that there are limitations in the use of FFO and AFFO. In evaluating our performance, management is careful to examine GAAP measures such as net income and cash flows from operating, investing and financing activities. Management also reviews the reconciliation of net income to FFO and AFFO.

        The table below provides a reconciliation of net income determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2012	2011	2010	2009	2008
Net income (loss) attributable to common shareholders	$4,430	$6,374	$(8,015)	$(47,755)	$(260)
Add: depreciation of properties	1,992	705	662	250	113
Add: our share of depreciation in unconsolidated joint ventures	270	39	39	38	38
Add: impairment charges	—	—	3,370	31,046	9,215
Add: amortization of deferred leasing costs	59	48	48	15	13
Deduct: gain on sales of real estate	(792)	(1,346)	(1,937)	(2,199)	(1,517)

Funds from operations	5,959	5,820	(5,833)	(18,605)	7,602
Deduct: straight line rent accruals	(23)	78	323	23	16

Adjusted funds from operations	$5,936	$5,898	$(5,510)	$(18,582)	$7,618

        The table below provides a reconciliation of net income per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2012	2011	2010	2009	2008
Net income (loss) attributable to common shareholders	$.32	$.45	$(.58)	$(4.10)	$(.02)
Add: depreciation of properties	.14	.05	.05	.02	.01
Add: our share of depreciation in unconsolidated joint ventures	.02	—	—	—	—
Add: impairment charge	—	—	.24	2.67	.78
Add: amortization of deferred leasing costs	—	—	—	—	—
Deduct: gain on sales of real estate	(.06)	(.10)	(.14)	(.19)	(.13)

Funds from operations	.42	.40	(.43)	(1.60)	.64
Deduct: straight line rent accruals	—	.01	.02	—	—

Adjusted funds from operations	$.42	$.41	$(.41)	$(1.60)	$.64

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a real estate investment trust, also known as a REIT. We operate in three lines of business: real estate lending, ownership and operation of multi-family properties, and ownership and operation of other real estate assets.

        Our lending activities involves originating and holding for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. Revenues are generated from the interest income (i.e, the interest borrowers pay on our loans) and to a lesser extent, loan fee income generated on the origination and extension of loans and investment income from securities transactions.

        Our multi-family activities derive revenues primarily from tenant rental payments. We commenced these activities in 2012 as we identified a demand for equity capital in this sector. Generally, these activities involve our investment of 80% of the equity in a joint venture that acquires a multi-family property. Our multi-family property activities are complementary to our loan origination activities in that we address the funding needs of multi-family real estate investors by providing them with access to both equity capital and debt financing.

        Our ownership and operation of other real estate assets is comprised principally of the activities of the Newark Joint Venture and to a lesser extent, the ownership and operations of various real estate assets located in New York and Florida. The Newark Joint Venture is engaged in the development of properties in downtown Newark, NJ. The properties are to be developed for educational, commercial, retail and residential use. The Newark Joint Venture is currently developing a project known as "Teachers Village"—the project currently involves five buildings, in various stages of construction and pre-construction, which are to be used for charter schools, retail space and residential units. The venture is currently unprofitable and it is anticipated that the activities will continue to be unprofitable at least until the Teacher's Village is constructed and reasonable occupancy levels achieved. The venture requires substantial third party funding (including tax credits and financing provided by governmental authorities) for its development activities—no assurance can be given that sufficient funding will be available and even if sufficient funding is obtained and construction completed, that such development activities will ever by profitable to us.

        The following table sets forth (i) the impact of these lines of business on our total revenues and net income attributable to common shareholders for the periods indicated and (ii) our total assets applicable to each segment as of the dates indicated (dollars in thousands):

	Fiscal 2012		Fiscal 2011
		Net Income (Loss) Attributable to Common Shareholders		Net Income (Loss) Attributable to Common Shareholders	Segment Assets at September 30,
	Total Revenues		Total Revenues
					2012	2011
Loan and investment	$10,026	$9,456	$14,425	$8,068	$113,383	$126,916
Multi-family real estate	5,464	(4,248)	—	—	121,153	—
Other real estate	4,089	(778)	3,456	(1,694)	151,420	64,096

        Net income attributable to common shareholders decreased by $2 million or 31.3% from $6.4 million in 2011 to $4.4 million in 2012. The decrease is primarily due to the net losses sustained in our multi-family property activities and to a lesser extent, net losses from the activities of our other real estate assets. These losses were partially offset by the increase in net income attributable to our loan and investment activities.

        Contributing to the net loss attributable to common shareholders of our multi-family activities were, among other things, property acquisition costs of $2.4 million with respect to the five multi-family properties acquired in 2012 (and in particular, costs of $1.6 million with respect to the acquisition of the Palm Beach Gardens, Florida property) and $1.3 million of non-cash depreciation and amortization expense. Depreciation and amortization expense will continue to negatively impact income—but not funds from operations—from our multi-family property segment.

        Historically, our primary source of revenue and income has been derived from our loan origination activities. We anticipate that as a result of our multi-family property acquisitions, our primary sources of revenues and operating cash will, in the future, be generated by a combination of our multi-family and loan origination activities.

        The following highlights certain of our activities in 2012 and our financial condition at year-end:

  •
  we originated $98.6 million of mortgage loans in 2012 ($25.5 million, $40.6 million, $20.1 million and $12.4 million in the first, second, third and fourth fiscal quarters, respectively), and $131.3 million of mortgage loans in 2011 ($28.3 million, $60.5 million, $23.6 million and $18.9 million in the first, second, third and fourth fiscal quarters, respectively);

  •
  we acquired five multi-family properties with an aggregate of 1,451 units and invested equity of approximately $28.6 million in the joint ventures that acquired these properties;

  •
  we have cash and cash equivalents, net of deposits payable, of approximately $76.1 million and $44 million, at September 30, 2012 and December 5, 2012, respectively;

  •
  interest on loans and loan fee income in 2012 declined $798,000 or 7.7% from 2011; and

  •
  the Newark Joint Venture obtained $68.5 million in financing, which together with New Markets Tax Credits net proceeds of approximately $25.8 million, is being used to construct five buildings at the Teacher's Village site.

        From October 1, 2012, through December 5, 2012 we (i) had loan originations, net of repayments, of approximately $20 million and (ii) invested equity of approximately $14 million in joint ventures that acquired three additional multi-family properties with an aggregate of 884 units.

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

Revenues

        The following table compares our revenues for the years indicated:

	Fiscal
			Increase (Decrease)
(Dollars in thousands):	2012	2011		% Change
Interest on real estate loans	$7,257	$8,500	$(1,243)	(14.6)%
Loan fee income	2,273	1,828	445	24.3%
Rental and other revenue from real estate properties	8,675	3,456	5,219	151.0%
Recovery of previously provided allowances	156	3,595	(3,439)	*
Other income	1,218	502	716	142.6%

Total revenues	$19,579	$17,881	$1,698	9.5%

*
Not meaningful.

        Interest on real estate loans.    The decrease is attributable to the following factors: (i) $797,000 is due to the inclusion, during fiscal 2011, of cash basis income received primarily from non-performing loans and purchase money mortgages; and (ii) $425,000 is due to the $3.5 million decrease in the average balance of earning loans outstanding. This average balance decreased due to lower loan originations and accelerated repayments by borrowers. We believe that loan originations decreased due to competitive pressures and reduced demand for repurchase loans and that the accelerated repayments by borrowers were due to the increased availability of credit on more favorable terms. The weighted average interest rate on performing loans was 11.85% and 11.82% in 2012 and 2011, respectively.

        Loan fee income.    The increase is primarily due to higher amortization of loan fees and extension fees and accelerated amortization of loans that paid off prior to maturity.

        Rental and other revenue from real estate properties.    The increase is due to the inclusion of $5.46 million of rental income from five multi-family properties acquired in fiscal 2012. We anticipate that rental revenue will increase in fiscal 2013 as the 2012 results only includes rental revenue for a portion of such year due to the timing of these acquisitions and three multi-family properties were acquired after year end. Assuming, among other things, that rental and occupancy rates remain stable, we estimate that rental revenues in 2013 from our eight multi-family properties will increase to approximately $21.6 million. Partially offsetting the increase was the inclusion in 2011 of $77,000 of rebill income at a Newark Joint Venture property and a $188,000 decrease due to the loss of several commercial tenants at its Market Street properties. This is a development site and accordingly, leasing space at this property, which leases are short-term in nature, is difficult.

        Recovery of previously provided allowances.    The decline is due to the inclusion in 2011 of $2.5 million from the reversal of a previously provided loan loss allowance and a $1 million recovery on a loan charged off in a prior year.

        Other income.    The increase is the result of a U.S. Treasury subsidy of $876,000 which covers approximately 90% of the interest payments with respect to qualified school construction bonds in principal amount of $22.7 million issued by the Newark Joint Venture at the end of the second quarter of 2012. We anticipate that this subsidy, in the annual amount of approximately $1.2 million, will continue until at least 2018. Partially offsetting the increase was a $160,000 decrease in investment income resulting from the sale of securities that had generated such income in 2011.

Expenses

        The following table compares our expenses for the periods indicated:

	Fiscal
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Interest expense	$4,729	$2,112	$2,617	123.9%
Advisor's fee, related party	1,104	916	188	20.5%
Foreclosure related professional fees	—	579	(579)	(100)%
Property acquisition costs	2,407	—	2,407	*
General and administrative	7,161	6,149	1,012	16.5%
Operating expenses related to real estate properties	6,042	3,340	2,702	80.9%
Depreciation and amortization	2,004	738	1,266	171.4%

Total expenses	$23,447	$13,834	$9,613	69.5%

*
Not meaningful.

        Interest expense.    The increase is attributable to the following factors: (i) $1.39 million is due to interest expense related to $68.5 million of mortgage debt incurred in connection with the Newark Joint Venture's 2012 financings; (ii) $1.44 million is due to the mortgage debt of $89.7 million incurred in connection with the multi-family properties acquired in 2012; and (iii) $144,000 is related to interest expense and amortization of fees associated with our credit line. The increase was partially offset by a $330,000 interest expense decrease resulting from the March 2011 restructuring of our junior subordinated notes. As: (i) 2012 only includes interest expense for a portion of such year with respect to the aggregate mortgage debt of $158.2 million incurred in connection with the acquisitions of multi-family properties and the Newark Joint Venture financings; and (ii) the interest rate on the junior subordinated notes increased from 3% to 4.9% in August 2012, we estimate that interest expense in 2013 attributable to our eight multi-family properties, the Newark Joint Venture's 2012 financings and the junior subordinated notes, will increase to approximately $5.3 million, $1.8 million and $3.9 million, respectively, for an aggregate increase of approximately $11 million. Capitalized interest was $1.66 million and $775,000 in 2012 and 2011, respectively.

        Advisor's fee, related party.    The fee is calculated based on invested assets which increased because of the purchase of five multi-family properties in 2012.

        Foreclosure related professional fees.    Fees decreased due to the resolution of the foreclosure, bankruptcy and related proceedings in which we had been involved.

        Property acquisition costs.    These costs were incurred in connection with our purchase of multi-family properties. Such costs included acquisition fees, brokerage fees, and legal, due diligence and other transactional costs and expenses. There was no corresponding expense in 2011.

        General and administrative expense.    The increase is attributable primarily to the following factors: (i) a net increase of $320,000 is due to increased professional fees resulting from, among other things, our multi-family joint venture activities; (ii) $205,000 is due to the payment of Federal alternative minimum tax resulting from our use of net operating loss carryfowards to reduce 2011 taxable income; (iii) a net increase of $186,000 is due to higher rates of employee compensation; (iv) $150,000 is due to the fees of $50,000 per quarter payable to the chairman of our board of trustees, which payment commenced January 2012; (v) $115,000 is due to the inclusion in the prior year of reversals of over-accruals relating to state franchise taxes; and (v) $70,000 is due to increased travel and related expenses. General and administrative expense is allocated among our three segments in proportion to the assets allocated to each segment as of the end of each quarter.

        Operating expenses related to real estate properties.    The increase is due to the inclusion, for a portion of 2012, of expenses related to the multi-family properties acquired in such year. We estimate that in 2013 the expense related to our eight multi-family properties will increase by approximately $8.1 million to $10.8 million.

        Depreciation and amortization.    The increase is due to the inclusion of such expense, for a portion of 2012, of the five multi-family properties we acquired in such year. We estimate that the expense for 2013 related to our eight multi-family properties will be approximately $4.6 million.

Other revenue and expense items

        The following table compares other revenue and expense items for the years indicated:

	Fiscal
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Equity in earnings of unconsolidated ventures	$829	$350	$479	136.8%
Gain on sale of available-for-sale securities	605	1,319	(714)	(54.2)%
Gain on sale of loan	3,192	—	3,192	*
Loss on extinguishment of debt	—	(2,138)	(2,138)	*

*
Not meaningful.

        Equity in earnings of unconsolidated joint ventures.    The increase, reflected in our other real estate asset segment, is related to a distribution from a joint venture of $864,000 in excess of its basis resulting from the refinancing of a mortgage which was recorded as income. Partially offsetting the increase was: (i) $125,000 loss from a joint venture entered into in the March 2012 quarter which is primarily the result of $193,000 of acquisition costs related to multi-family properties acquired by joint ventures that were, in the fourth quarter of 2012, included in our consolidated results of operations; and (ii) $235,000 (which reflects the write-off of $297,000 of capitalized costs) related to a joint venture that ceased loan purchasing activities in November 2011, which activities are reflected in our loan and investment segment.

        Gain on sale of available-for-sale securities.    In 2012, we sold available-for-sale equity securities with a cost basis of $3,334,000 and recognized a gain of $605,000. In 2011, we sold available-for-sale debt and equity securities with a cost basis of $6,270,000 and recognized a gain of approximately $1,319,000.

        Gain on sale of loan.    In October 2011, pursuant to a Federal Bankruptcy Court approved joint plan of reorganization, we and our loan participant sold the rights to a loan for net proceeds of approximately $23.5 million. We recognized a $3.2 million gain on the sale, representing our 50% interest in this loan. There was no corresponding gain in 2011.

        Loss on extinguishment of debt.    In 2011, we restructured our outstanding junior subordinated notes. Pursuant to the restructuring, we repaid $5.0 million of the notes at par and reduced the interest rate on the remaining outstanding notes through the April 2036 maturity date. For financial statement purposes, this restructuring was treated as an extinguishment of debt, and accordingly, we recognized a loss of $2,138,000 which represented the unaccreted principal balance of the notes and the related unamortized costs. There was no corresponding debt extinguishment in 2012.

Discontinued operations

        In 2012, discontinued operations consisted of the gain of $792,000 on the sale of two vacant cooperative apartments. In 2011, discontinued operations consisted of the sale of two vacant cooperative apartments for a gain of $1,001,000 and a gain of $289,000 from the payoff of a loan which was accounted for as real estate for financial statement purposes. All of these properties were located in Manhattan, New York. These activities are reflected in our other real estate assets segment.

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010

Revenues

        The following table compares our revenues for the years indicated:

	Fiscal
			Increase (Decrease)
(Dollars in thousands):	2011	2010		% Change
Interest on real estate loans	$8,500	$3,624	$4,876	135%
Loan fee income	1,828	253	1,575	623%
Rental and other revenue from real estate properties	3,456	3,422	34	1%
Recovery of previously provided allowance	3,595	365	3,230	885%
Other income	502	471	31	7%

Total revenues	$17,881	$8,135	$9,746	120%

        Interest on real estate loans.    The increase is primarily due to a $37.1 million increase in the average balance of earning loans outstanding attributable to additional loan originations, which we believe was the result of improved economic conditions. This average balance excludes $11.2 million of purchase money mortgages that were provided in prior years to facilitate the sale of our owned real estate. The interest rate on our portfolio increased from 9.83% in 2010 to 11.85% in 2011 as the result of the payoffs of the lower rate purchase money mortgages.

        Loan fee income.    The increase is due to the amortization of loan fees received on the increase in loans originated during 2011.

        Recovery of previously provided allowance.    The increase reflects the reversal of a previously provided loan loss allowance of $2.5 million allocated to a non-performing loan that was sold in the quarter ended March 31, 2011 and the recovery of $1 million on a loan charged off in a prior year.

Expenses

        The following table compares our expenses for the years indicated:

	Fiscal
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Interest expense	$2,112	$2,584	$(472)	(18.3)%
Advisor's fee, related party	916	785	131	16.7%
Provision for loan losses	—	3,165	(3,165)	*
Impairment charges	—	2,625	(2,625)	*
Foreclosure related professional fees	579	673	(94)	(13.9)%
General and administrative	6,149	6,063	86	1.4%
Operating expenses related to real estate properties	3,340	3,216	124	3.9%
Amortization and depreciation	738	733	5	1%

Total expenses	$13,834	$19,844	$(6,010)	(30.3)%

*
Not meaningful.

        Interest expense.    Approximately $508,000 of the decrease is attributable to the restructuring of the junior subordinated notes in March 2011 (of which $433,000 is due to the reduction of the interest rate and $75,000 is due to the decrease in the principal amount outstanding) and approximately $449,000 is due to the capitalization of interest with respect to a Newark, NJ development site. The decrease was partially offset by a $448,000 increase in mortgage interest due to the aggregate net increase of $1.86 million in mortgage debt outstanding. This debt increased due to the borrowing pursuant to an $8.6 million financing facility for the Newark Joint Venture. The $4 million outstanding at September 30, 2011 under this facility carried interest at the rate of 17% per year.

        Advisor's fee, related party.    The fee is calculated based on invested assets and increased because of the increase in our portfolio of loans and real estate assets.

        Provision for loan losses.    In 2010, we recorded $3,165,000 of loan loss provisions. There were no such provisions in 2011.

        Impairment charges.    In 2010, we recorded $2,625,000 of impairment charges. There were no such charges in 2011.

        Foreclosure related professional fees.    Fees decreased primarily due to the resolution in 2011 of substantially all of the foreclosure, bankruptcy and related proceedings in which we were involved.

        General and administrative expense.    The increase is attributable primarily to an increase of $440,000 in payroll related costs reflecting higher salaries, commissions, pension and medical expenses, partially offset by an approximately $412,000 decline in professional fees, travel related, public company and other miscellaneous expenses.

        Operating expenses related to real estate owned.    The increase is attributable primarily to increases in maintenance, insurance and professional fees on properties owned by the Newark Joint Venture, partially offset by a $134,000 decline in real estate tax expense on a land parcel we own in Daytona, FL.

Other revenue and expense items

        The following table compares other revenue and expense items for the years indicated:

	Fiscal
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Equity in earnings of unconsolidated ventures	$350	$196	$154	78.4%
Gain on sale of available-for-sale securities	1,319	1,586	(267)	(16.8)%
Loss on extinguishment of debt	(2,138)	—	(2,138)	*

*
Not meaningful.

        Equity in earnings of unconsolidated ventures.    The increase is attributable to $99,000 of income generated with respect to the activities of a joint venture engaged in loan purchasing activities and $54,000 attributable to increased rental income at one of our other ventures properties.

        Gain on sale of available-for-sale securities.    During fiscal 2011, we sold available-for-sale securities with a cost basis of $6.3 million for $7.6 million, recognizing a gain of $1.3 million. During fiscal 2010, we sold available-for-sale securities with a cost basis of $1.8 million for $3.4 million recognizing a gain of $1.6 million.

Discontinued operations

        In fiscal 2011, we had income from discontinued operations of $1.3 million due to the sale of two cooperative apartment units in New York and the payoff of a loan which was classified as real estate for financial statement purposes. In fiscal 2010, discontinued operations represented the loss from operations of $602,000 primarily from the sale of two multi-family garden apartment properties and a hotel property, an impairment charge of $745,000 which related to a multi-family garden apartment property and gains of $1,937,000 from the sale of two multi-family properties, a hotel property and coop and condominium units.

Credit Facility

        A subsidiary of ours is able, pursuant to a senior secured revolving credit facility, to borrow up to an aggregate of $25 million to originate loans. The subsidiary may borrow (i) on an unsecured basis, $10 million for up to 90 days and (ii) on a secured basis, up to the lesser of $25 million and the borrowing base. The borrowing base is generally equal to 40% to 65% (depending on, among other things, the type of property secured by eligible mortgage receivables acceptable to the lender as collateral and the operating income of the related property) of such receivables. Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures June 21, 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at our option into an 18 month term loan. We have guaranteed the payment and performance of our subsidiary's obligations under the facility. The credit facility, among other things, requires us to maintain specified net worth and liquidity levels, requires the subsidiary to maintain specified debt service coverage and collateral coverage ratios, and limits our and our subsidiary's ability to incur debt.

        At each of September 30, 2012 and November 30, 2012, no amount was outstanding under the facility and the maximum amount we could borrow was $10 million for 90 days.

Disclosure of Contractual Obligations

        The following table sets forth as of September 30, 2012 our known contractual obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations(1)	$14,601	$31,702	$24,755	$233,989	$305,047
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligation	190	393	297	406	1,286
Purchase Obligations(2)	1,428	1,919	1,356	—	4,703
Other Long-Term Liabilities Reflected on the Trust's Balance Sheet Under GAAP	—	—	—	—	—

Total	$16,219	$34,014	$26,408	$234,395	$311,036

(1)
Includes payments of principal (including amortization payments) and interest. Assumes that the qualified school construction bonds ($22.7 million as of September 30, 2012) issued in connection with the Newark Joint Venture financing transactions will be refinanced in 2018 on the terms currently in effect and that the interest rate after April 30, 2016 on the junior subordinated notes will be 2.42% per annum. See note 10 to our consolidated financial statements. Does not include property management fees to be paid to the managers of our multi-family properties, which we contemplate will be paid from the cash flow generated by such properties or the $45 million in principal amount of mortgage debt incurred after 2012 in the acquisition of three multi-family properties. Such debt has a weighted average interest rate of 3.75% per annum and a weighted average maturity of ten years. The following table sets forth as of September 30, 2012 information regarding our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Multi-family properties	$3,767	$15,004	$9,400	$86,281	$114,452
Newark Joint Venture	8,809	12,647	12,619	91,775	125,850
Junior subordinated notes	1,833	3,665	2,350	54,207	62,055
Other	192	386	386	1,726	2,690

Total	$14,601	$31,702	$24,755	$233,989	$305,047

(2)
Includes the minimum payment of $750,000 payable commencing January 1, 2012 for every twelve month period pursuant to our Advisory Agreement, as amended, with REIT Management, an entity owned by the chairman of our board of trustees. As this agreement terminates June 30, 2014 and amounts payable thereafter are not determinable, no further obligations with respect thereto are reflected thereafter. Also includes an estimated $678,000 payable annually pursuant to the Shared Services Agreement. This estimate reflects the amount paid in fiscal 2012 pursuant to such agreement. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable. See "Business—Our Structure." Does not include purchase obligations of the Newark Joint Venture relating to the construction of five buildings at the Teachers Village site. It is anticipated that such costs will be covered by the application of the $55.3 million reflected on our consolidated balance sheet as restricted cash-construction holdbacks.

Liquidity and Capital Resources

        We require funds to acquire properties (including investments in joint ventures that acquire properties), fund loan originations, repay borrowings and pay operating expenses. In 2012, our primary sources of capital and liquidity were our available cash, mortgage debt financing (an aggregate of $158.2 million, of which $68.5 million and $89.7 million was used in connection with the Newark Joint Venture and multi-family property acquisitions, respectively), the sale of loan participations and New Markets Tax Credit proceeds. Our available liquidity at September 30, 2012 and December 5, 2012, excluding our deposits payable, available for sale securities and the $10 million available on an unsecured basis from our credit facility, was approximately $76.1 million and $44 million, respectively.

        We anticipate that the debt service that becomes payable during 2013 through 2015 for the eight multi-family properties acquired through December 5, 2012 ($18.8 million of which relates to the debt service payments with respect to the five multi-family properties acquired in 2012) and the operating expenses of these eight properties will be funded from the rental revenues generated by these properties. The mortgage debt with respect to these properties is non-recourse to us and our subsidiary holding our interest in the joint venture.

        The Newark Joint's Venture's capital resource and liquidity requirements for the three years ending September 30, 2015 are primarily construction and related costs and debt service associated with the Teacher's Village project. We anticipate that the construction and associated costs will be funded by the $55.3 million reflected as restricted cash-construction holdback on our consolidated balance sheet, which funds are to be released to the venture from time to time upon satisfaction of specified construction and permitting related conditions.

        We anticipate that the $8.8 million in debt service payable during 2013 with respect to the Teachers Village project, will be paid as follows:

  •
  $2.9 million will be paid from an interest reserve,

  •
  $1.1 million will be paid from the US Treasury interest subsidy on the qualified school construction bonds,

  •
  $1.5 million will be paid from New Jersey tax credits,

  •
  $600,000 will be paid from a combination of cash flow from the properties and capital contributions from the members of the Newark Joint Venture, and

  •
  $2.7 million of short-term debt will be refinanced.

        We anticipate that approximately $12.6 million debt service payable in 2014 and 2015 and the estimated operating expenses for such years for the Teachers Village project will be paid as follows:

  •
  $900,000 will be paid from an interest reserve,

  •
  $2.2 million will be paid from the US Treasury interest subsidy on the qualified school construction bonds,

  •
  $3.4 million will be paid from New Jersey tax credits,

  •
  $900,000 of short-term debt will be refinanced, and

  •
  the $5.2 million balance will be paid from funds generated from the operations of such properties (i.e., rental revenues).

        After giving effect to the approximately $2.4 million of annual rental revenues to be generated from the in-place lease agreements with the three charter schools and a day-care center, the Newark Joint Venture estimates that it will require at least an additional $3 million in rental payments from retail tenants and $4 million in rental payments from residential tenants at the Teachers Village buildings to cover debt service and operating expenses for 2014 and 2015. While the Newark Joint Venture has commenced marketing the retail space at these buildings, there is no assurance that the venture will be able to lease such space and that if leased, the rental payments therefrom and from rental revenues from the residential units (for which marketing has not commenced) will be sufficient to cover debt service and operating expenses.

        The Newark Joint Venture is currently seeking up to $30 million in financing from public and private sources to fund the third phase of the Teachers Village project. No assurance can be given that the Newark Joint Venture will obtain the necessary financing on acceptable terms or if such financing is obtained, that such project will be profitable for us.

        We believe we have sufficient funds to meet our operating expenses in 2013 and to fund any capital contributions required by the general operations of Newark Joint Venture and our other joint ventures. We also have funds available to engage in our lending business and to make property acquisitions. The extent of our ability to engage such activities is limited by our available cash and, in the case of loan origination activities, by our (i) ability to sell participating interests in such loans and (ii) ability or willingness to use our credit facility, and in the case of multi-family property acquisitions, the availability of mortgage debt to finance such acquisitions.

Off Balance Sheet Arrangements

        Not applicable.

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

Principles of Consolidation

        We have entered into, and may continue to enter into, various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these joint ventures whether to consolidate the entity or account for our investment under the equity or cost basis of accounting. Investments acquired or created are continually evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the general partner in a limited partnership, or manager of a limited liability company, we also consider the consolidation guidance relating to the rights of limited partners (non-managing members) to assess whether any rights held by the limited partners overcome the presumption of control by us. We evaluate our accounting for investments on a quarterly basis or when a reconsideration event (as defined in GAAP) with respect to our investments occurs. The analysis required to identify VIEs and primary beneficiaries is complex and requires substantial management judgment.

Allowance for Possible Losses and Impairment Charges

        We conduct a quarterly review of (i) each loan in our mortgage portfolio, including the real estate securing each loan, (ii) each of our real estate assets, and (iii) each real estate asset owned by our joint ventures. This review is conducted in order to determine if there is uncertainty that our borrower has sufficient funds to repay the loan or if indicators of impairment are present on the real estate.

        In reviewing the value of the collateral underlying a loan and the real estate assets owned, whether by us or our joint ventures, if there is an indicator of impairment, we seek to arrive at the fair value of each piece of collateral and each real estate asset by using one or more valuation techniques, such as comparable sales, discounted cash flow analysis or replacement cost analysis. Determination of the fair value of the collateral securing a loan requires significant judgment, estimates and discretion by management. Our real estate assets (other than real estate held for sale) and our joint ventures' real estate assets are evaluated for indicators of impairment using an undiscounted cash flow analysis. If the analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover the investment made by us or any joint venture, as the case may be, an impairment provision will be calculated based upon the excess of the carrying amount of the property over its fair value using a discounted cash flow model. Real estate assets are valued at the lower of the recorded cost or estimated fair value. We do not obtain any third party appraisals regarding the value of the property securing loans made by us or our joint ventures, or the real estate assets owned by us or our joint ventures. Instead, we rely on our own "in-house" valuations. Any valuation allowances taken with respect to our loan portfolio or real estate assets reduces our net income, assets and shareholders' equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. For fiscal 2010, $3.17 million of loan loss provisions were recorded against our mortgage portfolio and $3.37 million of impairment charges were taken with respect to our real estate assets (including real estate properties held for sale). In fiscal 2011 and fiscal 2012, no such provisions or changes were taken.

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

        We did not pay dividends in fiscal 2010 through fiscal 2012. At December 31, 2011, we had a net operating loss carry-forward of approximately $60.5 million. Since we can offset our future taxable income, if any, against our tax loss carry-forward until the earlier of 2028 or the tax loss carry-forward has been fully used, we do not expect to pay a dividend in calendar 2013 and it is unlikely that we will be required to pay a dividend for several years thereafter to maintain our REIT status. Although our board of trustees reviews the payment of dividends periodically, there is no expectation that a dividend will be paid in the 2013 calendar year and for several years thereafter.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our primary component of market risk is interest rate sensitivity. Our interest income is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate. At September 30, 2012, approximately 95% of the principal amount of our outstanding mortgage loans were comprised of variable rate loans tied to the prime rate and with a stated minimum rate. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables as of September 30, 2012 and believe that a one percent increase in interest rates would cause an increase in income before taxes of $328,000 and a one percent decline in interest rates would not cause a decrease in income before taxes because all of our variable rate loans have a stated minimum rate.

        As of September 30, 2012, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At September 30, 2012, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have increased by approximately $128,000. If there had been a 1% decrease in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have decreased by approximately $123,000. These changes would not have any impact on our net income or cash.

        Our mortgage debt (excluding a mortgage subject to an interest rate swap agreement), and junior subordinated notes currently bears interest at fixed rates and accordingly, changes in interest rates would not impact the amount of interest expense that we incur under such indebtedness.

        As of September 30, 2012, 39% and 37% of our loan portfolio was secured by properties located in the New York City and Atlanta, Georgia metropolitan areas, respectively, and therefore subject to risks associated with the economies in such areas.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        Based on its assessment, our management believes that, as of September 30, 2012, our internal control over financial reporting was effective based on those criteria.

        Our independent auditors, BDO USA, LLP, have issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by Item 10 is incorporated herein by reference to the applicable information to be in the proxy statement to be filed for our 2013 Annual Meeting of Shareholders.

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by Item 11 will be included in the proxy statement to be filed relating to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Except as set forth below, the information required by Item 12 will be included in the proxy statement to be filed relating to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

        The table below provides information as of September 30, 2012 with respect to our Common Shares that may be issued upon exercise of outstanding options, warrants and rights:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available-for future issuance under equity compensation plans— excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	—	—	600,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	600,000

(1)
Excludes 580,180 outstanding shares of restricted stock issued to officers, directors, employees and consultants. These restricted shares generally vest five years from the effective date of the award, subject to acceleration as provided in the agreement and incentive plan governing same. These shares vest as follows: 62,030 shares in 2013; 123,950 shares in 2014; 123,150 shares in 2015; 136,500 shares in 2016; and 134,550 shares in 2017.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information concerning relationships and certain transactions required by Item 13 will be included in the proxy statement to be filed relating to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information concerning our principal accounting fees required by Item 14 will be included in the proxy statement to be filed relating to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Exhibit No.		Title of Exhibits
3.1		Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2005).

3.2		By-laws (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2005).

3.3		Amendment to By-laws, dated December 10, 2007 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 11, 2007).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 18, 2011).

10.1	*	Amended and Restated Advisory Agreement, effective as of January 1, 2007, between us and REIT Management Corp. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 27, 2006).

10.2	*	Amendment No. 1 dated as of December 8, 2011 to Amended and Restated Advisory Agreement between us and REIT Management (incorporated by reference to exhibit 10.2 to our Form 10-Q for the period ended December 31, 2011).

10.3	*	Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., us, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10.2 to our Form 10-K filed December 11, 2008).

10.4		Amended and Restated Limited Liability Company Operating Agreement by and among TRB Newark Assemblage LLC, TRB Newark TRS, LLC, RBH Capital, LLC and RBH Partners LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 9, 2009).

10.5	*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to our Form 10-K for the year ended September 30, 2010).

10.6		Loan and Security Agreement, dated as of June 22, 2011, among BRT RLOC LLC, as borrower, BRT Realty Trust, as guarantor, BRT Realty Trust, as servicer, Capital One, National Association, as agent, Capital One, National Association, as custodian, and the lenders from time-to-time party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 23, 2011).

10.7		Amendment No. 1 to Loan and Security Agreement entered into as of April 17, 2012 by and among BRT RLOC LLC, BRT Realty Trust and Capital One, National Association (incorporated by reference to exhibit 10.3 to our Form 10-Q for the period ended March 31, 2012).

10.8		Guaranty dated as of June 22, 2011 by us in favor of Capital One, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 23, 2011.

10.9		Account Control Agreement dated as of June 22, 2011 among Capital One, National Association, BRT RLOC LLC, and Capital One, National Association, as Agent (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on June 23, 2011).

10.10		Revolving Loan Note dated as of June 22, 2011 in favor of Capital One, National Association (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on June 23, 2011).

Exhibit No.		Title of Exhibits
10.11		Servicing and Asset Management Agreement between us and BRT RLOC, LLC. (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on June 23, 2011).

10.12		Custodial Agreement, dated as of June 22, 2011, among Capital One, National Association, as custodian, BRT RLOC LLC, us, as servicer and Capital One, National Association, as agent (incorporated by reference to Exhibit 10.6 to our Form 8-K filed on June 23, 2011).

10.13		Limited Liability Company Agreement of BRTL LLC dated as of June 2, 2011 by and among BRTL LLC, Debt Opportunity Fund III, LLC and BRT Torch Member LLC (incorporated by reference to exhibit 10.1 to our Form 8-K filed on June 7, 2011).

10.14		Servicing and Asset Management Agreement made as of June 2, 2011 between BRT Realty Trust and BRTL LLC (incorporated by reference to exhibit 10.2 to our Form 8-K filed on June 7, 2011).

10.15		Pledge and Security Agreement dated as of June 2, 2011 made by BRT Torch Member LLC in favor of Debt Opportunity Fund III, LLC (incorporated by reference to exhibit 10.3 to our Form 8-K filed on June 7, 2011).

10.16	*	2009 Incentive Plan, as amended (incorporated by reference to exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2011).

10.17	*	2012 Incentive Plan (incorporated by reference to exhibit 99.1 to our Registration Statement on Form S-8 filed on June 11, 2012 (File No. 333-182044)).

10.18		Bond agreement dated as of December 1, 2011 by and among the New Jersey Economic Development Authority, RBH-TRB East Mezz Urban Renewal Entity, LLC and TD Bank, N.A. (incorporated by reference to exhibit 10.3 to our Form 10-Q for the period ended December 31, 2011).

10.19		Note dated December 29, 2011 issued by RBH-TRB East Mezz Urban Renewal Entity LLC in favor of New Jersey Economic Development Authority (incorporated by reference to exhibit 10.4 to our Form 10-Q for the period ended December 31, 2011).

10.20		Multi-Family Loan and Security Agreement (Non-Recourse) by and between Landmark at Garden Square, LLC, and Berkadia Commercial Mortgage LLC, dated as of March 22, 2012 (incorporated by reference to exhibit 10.1 to our Form 10-Q for the period ended March 31, 2012).

10.21		Consolidated, Amended and Restated Multi-family Note entered into as of March 22, 2012, by and between Landmark at Garden Square, LLC and Berkadia Commercial Mortgage LLC. (incorporated by reference to exhibit 10.2 to our Form 10-Q for the period ended March 31, 2012).

10.22		Mortgage and Security Agreement made as of February 3, 2012, given by RBH-TRB East Mezz Urban Renewal Entity, LLC, in favor of New Jersey Economic Development Authority (incorporated by reference to exhibit 10.4 to our Form 10-Q for the period ended March 31, 2012).

10.23		Guaranty of Completion made as of the 3rd day of February, 2012, by RBH-TRB Newark Holdings, LLC, and RBH-TRB East Mezz Urban Renewal Entity, LLC, in favor of TD Bank, N.A. (incorporated by reference to exhibit 10.5 to our Form 10-Q for the period ended March 31, 2012).

Exhibit No.	Title of Exhibits
10.24	Security Agreement dated as of February 3, 2012, by and between RBH-TRB East Mezz Urban Renewal Entity, LLC and TD Bank, N.A. (incorporated by reference to exhibit 10.6 to our Form 10-Q for the period ended March 31, 2012).

10.25	Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated February 3, 2012 in the amount of $32,700,000 from Teachers Village School QALICB Urban Renewal, LLC to NJCC CDE Essex LLC, and Gateway SUB-CDE I, LLC. (incorporated by reference to exhibit 10.7 to our Form 10-Q for the period ended March 31, 2012).

10.26	Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated February 3, 2012 in the amount of $27,000,000 from Teachers Village School QALICB Urban Renewal, LLC to NJCC CDE Essex LLC, and Gateway SUB-CDE I, LLC. (incorporated by reference to exhibit 10.8 to our Form 10-Q for the period ended March 31, 2012).

10.27	Joint and Several Completion Guaranty dated as of February 3, 2012, by Teachers Village School QALICB Urban Renewal, LLC, and RBH-TRB Newark Holdings, LLC, to TD Bank, N.A. Gateway SUB-CDE I, LLC, and NJCC CDE Essex LLC. (incorporated by reference to exhibit 10.9 to our Form 10-Q for the period ended March 31, 2012).

10.28	Guaranty of New Markets Tax Credits made as of February 3, 2012, by Teachers Village School QALICB Urban Renewal, LLC, and RBH-TRB Newark Holdings, LLC, for the benefit of GSB NMTC Investor LLC. (incorporated by reference to exhibit 10.10 to our Form 10-Q for the period ended March 31 2012).

10.29	Multi-Family Loan and Security Agreement dated as of the June 20, 2012 by and between Madison 324, LLC and CWCapital LLC. (incorporated by reference to exhibit 10.1 to our Form 10-Q for the period ended June 30, 2012)

10.30	Multi-Family Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of the 20th day of June, 2012, executed by Madison 324, LLC to Joseph B. Pitt, JR, as trustee for the benefit of CWCapital LLC. (incorporated by reference to exhibit 10.2 to our Form 10-Q for the period ended June 30, 2012).

10.31	Multi-Family Note dated as of June 20, 2012 in face amount of $25,680,000 issued by Madison 324, LLC in favor of CWCapital LLC. (incorporated by reference to exhibit 10.3 to our Form 10-Q for the period ended June 30, 2012).

10.32	Guaranty of New Markets Tax Credits made as of September 11, 2012, by Teachers Village Project A QALICB Urban Renewal Entity, LLC, and RBH-TRB Newark Holdings, LLC for the benefit of GSB NMTC Investor LLC, its successors and assigns.

10.33	Guaranty of Payment and Recourse Carveouts made as of the 11th day of September, 2012, by RBH-TRB Newark Holdings, LLC and Ron Beit-Halachmy, in favor of Goldman Sachs Bank USA.

10.34	Joint and Several Completion Guaranty dated as of September 11, 2012, made on a joint and several basis by Teachers Village Project A QALICB Urban Renewal Entity, LLC and RBH-TRB Newark Holdings LLC, to Goldman Sachs Bank USA.

10.35	Environmental Indemnity Agreement dated as of September 11, 2012, made by Teachers Village Project A QALICB Urban Renewal Entity, LLC, to Goldman Sachs Bank USA.

Exhibit No.	Title of Exhibits
10.36	Environmental Indemnity Agreement dated as of September 11, 2012, made by Teachers Village Project A QALICB Urban Renewal Entity, LLC, to GSB NMTC Investor LLC; Carver CDC-Subsidiary CDE 21, LLC; NCIF New Markets Capital Fund IX CDE, LLC; GSNMF Sub-CDE 2 LLC; and BACDE NMTC Fund 4, LLC.

10.37	Building Loan Agreement dated as of September 11, 2012 by and among GSB NMTC Investor LLC, and NCIF New Markets Capital Fund IX CDE, LLC; NCIF New Markets Capital Fund IX CDE LLC, Carver CDC-Subsidiary CDE-21, LLC, BACDE NMTC Fund 4 LLC, GSNMF Sub-CDE 2 LLC and Teachers Village Project A QALICB Urban Renewal Entity, LLC.

10.38	Mortgage, Assignment of Leases and Rents and Security Agreement dated September 2012 in the amount of $15,699,999 from Teachers Village Project A QALICB Urban Renewal Entity, LLC to NCIF New Markets Capital Fund IX CDE, LLC, Carver CDC-Subsidiary CDE 21, LLC, BACDE NMTC Fund 4, LLC and GSNMF Sub-CDE 2, LLC.

10.39	Mortgage, Assignment of Leases and Rents and Security Agreement dated September 2012 in the amount of $9,000,000 from Teachers Village Project A QALICB Urban Renewal Entity, LLC, to Goldman Sachs Bank USA.

10.40	Loan Agreement dated as of September 11, 2012 between Goldman Sachs Bank USA, and RBH-TRB Newark Holdings, LLC.

10.41	Building Loan Agreement dated as of September 11, 2012 by and between Goldman Sachs Bank USA, and Teachers Village Project A QALICB Urban Renewal Entity, LLC.

10.42	Loan Agreement made as of the 11the day of September, 2012, by and between RBH-TRB-West I Mezz Urban Renewal Entity, LLC, and Goldman Sachs Bank USA, Carver CDC-Subsidiary CDE 21, LLC, and BACDE NMTC Fund 4, LLC, and GSNMF Sub- CDE 2 LLC, and Teachers Village Project A QALICB Urban Renewal Entity, LLC.

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges

14.1	Revised Code of Business Conduct and Ethics of BRT Realty Trust, adopted June 12, 2006 (incorporated by reference to Exhibit 14.1 to the Form 8-K of BRT Realty Trust filed June 14, 2006).

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO USA LLP

23.2	Consent of Ernst & Young, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act")

31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Act

32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Act

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Title of Exhibits

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Indicates management contract or compensatory plan or arrangement.
(b)
Exhibits.

        See Item 15(a)(3) above. Except as otherwise indicated with respect to a specific exhibit, the file number for all of the exhibits incorporated by reference is: 001-07172.

(c)
Financial Statements.

        See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST
Date: December 13, 2012	By:	/s/ JEFFREY A. GOULD Jeffrey A. Gould Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ FREDRIC H. GOULD Fredric H. Gould	Chairman of the Board	December 13, 2012
/s/ JEFFREY A. GOULD Jeffrey A. Gould	Chief Executive Officer, President and Trustee (Principal Executive Officer)	December 13, 2012
/s/ KENNETH BERNSTEIN Kenneth Bernstein	Trustee	December 13, 2012
/s/ ALAN GINSBURG Alan Ginsburg	Trustee	December 13, 2012
/s/ MATTHEW J. GOULD Matthew J. Gould	Trustee	December 13, 2012
/s/ LOUIS C. GRASSI Louis C. Grassi	Trustee	December 13, 2012
/s/ GARY HURAND Gary Hurand	Trustee	December 13, 2012

Signature	Title	Date

/s/ ISRAEL ROSENZWEIG Israel Rosenzweig	Trustee	December 13, 2012
/s/ JEFFREY RUBIN Jeffrey Rubin	Trustee	December 13, 2012
/s/ JONATHAN SIMON Jonathan Simon	Trustee	December 13, 2012
/s/ ELIE WEISS Elie Weiss	Trustee	December 13, 2012
/s/ GEORGE E. ZWEIER George E. Zweier	Chief Financial Officer, Vice President (Principal Financial and Accounting Officer)	December 13, 2012

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
BRT Realty Trust and Subsidiaries
Great Neck, New York

        We have audited BRT Realty Trust and Subsidiaries' (the "Trust") internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures—Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion, BRT Realty Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRT Realty Trust and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended and our report dated December 13, 2012 expressed an unqualified opinion thereon.

                      /s/ BDO USA LLP

New York, New York
December 13, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
BRT Realty Trust and Subsidiaries
Great Neck, New York

        We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BRT Realty Trust and Subsidiaries at September 30, 2012, and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRT Realty Trust and Subsidiaries' internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 13, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

New York, New York
December 13, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
BRT Realty Trust and Subsidiaries

        We have audited the accompanying consolidated statements of operations, comprehensive income, equity and cash flows of BRT Realty Trust and Subsidiaries (the "Trust") for the year ended September 30, 2010. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of BRT Realty Trust and Subsidiaries and their cash flows for the year ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
December 13, 2010

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30,
	2012	2011
ASSETS
Real estate loans, all earning interest	$37,096	$67,266
Deferred fee income	(512)	(576)

	36,584	66,690
Real estate loan held-for-sale	—	8,446
Real estate properties net of accumulated depreciation of $4,787 and $2,511	190,317	59,277
Investment in unconsolidated ventures	291	4,247
Cash and cash equivalents	78,245	44,025
Restricted cash—construction holdbacks	55,252	—
Available-for-sale securities at fair value	1,249	2,766
Deferred costs	12,337	1,692
Prepaid expenses	5,978	1,733
Other assets	5,703	2,136

Total Assets	$385,956	$191,012

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$169,284	$14,417
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	4,298	948
Deposits payable	2,108	2,518
Deferred Income	25,848	—

Total Liabilities	238,938	55,283
Commitments and contingencies	—	—
Equity:
BRT Realty Trust shareholders' equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,473 and 14,994 issued	40,420	44,981
Additional paid-in capital	165,258	171,889
Accumulated other comprehensive income—net unrealized gain on available-for-sale securities	356	278
Accumulated deficit	(72,585)	(77,015)
Cost of 1,422 treasury shares of beneficial interest at September 30, 2011	—	(11,070)

Total BRT Realty Trust shareholders' equity	133,449	129,063
Non-controlling interests	13,569	6,666

Total Equity	147,018	135,729

Total Liabilities and Equity	$385,956	$191,012

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended September 30,
	2012	2011	2010
Revenues:
Interest on real estate loans	$7,257	$8,500	$3,624
Loan fee income	2,273	1,828	253
Rental and other revenue from real estate properties	8,675	3,456	3,422
Recovery of previously provided allowances	156	3,595	365
Other income	1,218	502	471

Total revenues	19,579	17,881	8,135

Expenses:
Interest expense	4,729	2,112	2,584
Advisor's fees, related party	1,104	916	785
Provision for loan losses	—	—	3,165
Impairment charges	—	—	2,625
Foreclosure related professional fees	—	579	673
Property acquisition costs	2,407	—	—
General and administrative—including $705, $847 and $822 to related party	7,161	6,149	6,063
Operating expenses relating to real estate properties	6,042	3,340	3,216
Depreciation and amortization	2,004	738	733

Total expenses	23,447	13,834	19,844

Total revenues less total expenses	(3,868)	4,047	(11,709)
Equity in earnings of unconsolidated ventures	829	350	196
Gain on sale of available-for-sale securities	605	1,319	1,586
Gain on sale of loan	3,192	—	—
Loss on extinguishment of debt	—	(2,138)	—

Income (loss) from continuing operations	758	3,578	(9,927)

Discontinued operations:
Loss from operations	—	—	(602)
Impairment charges	—	—	(745)
Gain on sale of real estate assets	792	1,346	1,937

Income from discontinued operations	792	1,346	590

Net income (loss)	1,550	4,924	(9,337)
Plus: net loss attributable to non-controlling interests	2,880	1,450	1,322

Net income (loss) attributable to common shareholders	$4,430	$6,374	$(8,015)

Basic and diluted per share amounts attributable to common shareholders:
Income (loss) from continuing operations	$.26	$.35	$(.62)
Income from discontinued operations	.06	.10	.04

Basic and diluted earnings (loss) per share	$.32	$.45	$(.58)

Amounts attributable to BRT Realty Trust:
Income (loss) from continuing operations	$3,638	$5,028	$(8,605)
Income from discontinued operations	792	1,346	590

Net income (loss)	$4,430	$6,374	$(8,015)

Weighted average number of common shares outstanding:
Basic and diluted	14,035,972	14,041,569	13,871,668

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Year Ended September 30,
	2012	2011	2010
Net income (loss)	$1,550	$4,924	$(9,337)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	182	(1,316)	(1,117)
Unrealized loss on derivative instruments	(104)	—	—

Other comprehensive income (loss)	78	(1,316)	(1,117)

Comprehensive income (loss)	1,628	3,608	(10,454)
Comprehensive loss attributable to non-controlling interests	(2,896)	(1,450)	(1,322)

Comprehensive income (loss) attributable to common shareholders	$4,524	$5,058	$(9,132)

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended September 30, 2012, 2011 and 2010

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit)	Treasury Shares	Non Controlling Interests	Total
Balances, September 30, 2009	$38,133	$167,073	$2,711	$(75,374)	$(11,316)	$4,990	$126,217
Shares issued—stock dividend (2,437,352 shares)	7,312	4,604	—	—	—	—	11,916
Restricted stock vesting	—	(242)	—	—	242	—	—
Compensation expense—restricted stock	—	833	—	—	—	—	833
Contributions from non-controlling interests	—	—	—	—	—	1,846	1,846
Distributions to non-controlling interests	—	—	—	—	—	(229)	(229)
Shares repurchased (52,403 shares)	—	—	—	—	(290)	—	(290)
Net loss	—	—	—	(8,015)	—	(1,322)	(9,337)
Other comprehensive loss	—	—	(1,117)	—	—	—	(1,117)

Comprehensive loss	—	—	—	—	—	—	(10,454)

Balances, September 30, 2010	$45,445	$172,268	$1,594	$(83,389)	$(11,364)	$5,285	$129,839
Restricted stock vesting	—	(294)	—	—	294	—	—
Compensation expense—restricted stock	—	845	—	—	—	—	845
Issuance of warrants in connection with joint venture agreement	—	259	—	—	—	—	259
Contributions from non-controlling interests	—	—	—	—	—	3,181	3,181
Distributions to non-controlling interests	—	—	—	—	—	(66)	(66)
Purchase of minority interest	—	(429)	—	—	—	(284)	(713)
Shares repurchased (154,692 shares)	(464)	(760)	—	—	—	—	(1,224)
Net income (loss)	—	—	—	6,374	—	(1,450)	4,924
Other comprehensive loss	—	—	(1,316)	—	—	—	(1,316)

Comprehensive income	—	—	—	—	—	—	3,608

Balances, September 30, 2011	$44,981	$171,889	$278	$(77,015)	$(11,070)	$6,666	$135,729
Restricted stock vesting	—	(319)	—	—	319	—	—
Compensation expense—restricted stock	—	758	—	—	—	—	758
Contributions from non-controlling interests	—	—	—	—	—	11,243	11,243
Distributions to non-controlling interests	—	—	—	—	—	(1,460)	(1,460)
Shares repurchased (139,507 shares)	(419)	(461)	—	—	—	—	(880)
Retirement of treasury shares (1,380,978 shares)	(4,142)	(6,609)	—	—	10,751	—	—
Net income (loss)	—	—	—	4,430	—	(2,880)	1,550
Other comprehensive income	—	—	78	—	—	—	78

Comprehensive income	—	—	—	—	—	—	1,628

Balances, September 30, 2012	$40,420	$165,258	$356	$(72,585)	—	$13,569	$147,018

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,550	$4,924	$(9,337)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for loan loss	—	—	3,165
Recovery of previously provided allowances	(156)	(3,595)	(365)
Impairment charges		—	3,370
Depreciation and amortization	2,753	963	927
Amortization of deferred fee income	(2,249)	(1,777)	(219)
Accretion of junior subordinated notes principal	—	277	581
Amortization of securities discount	—	(28)	(69)
Amortization of restricted stock	758	845	833
Gain on sale of real estate assets from discontinued operations	(792)	(1,346)	(1,937)
Gain on sale of available-for-sale securities	(605)	(1,319)	(1,586)
Loss on extinguishment of debt		2,138	—
Gain on sale of loan	(3,192)	—	—
Equity in (earnings) of unconsolidated joint ventures	(829)	(350)	(196)
Distribution of earnings of unconsolidated joint ventures	578	210	193
Decrease (increase) in straight line rent	33	(54)	(330)
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in interest and dividends receivable	174	(410)	398
(Increase) decrease in prepaid expenses	(266)	240	115
(Increase) decrease in prepaid interest	(3,979)	211	—
Increase (decrease) in accounts payable and accrued liabilities	2,835	375	(960)
Increase in deferred costs	(308)	(142)	—
(Increase) decrease in security deposits and other receivable	(3,436)	153	(270)
Other	(353)	127	(27)

Net cash (used in) provided by operating activities	(7,484)	1,442	(5,714)

Cash flows from investing activities:
Collections from real estate loans	124,758	66,072	22,475
Additions to real estate loans	(98,607)	(131,255)	(17,384)
Proceeds from the sale of loans and loan participations	15,657	46,147	16,815
Loan loss recoveries	156	1,039	227
Additions to real estate properties	(118,382)	(2,421)	—
Net costs capitalized to real estate owned	(14,500)	(3,605)	(4,120)
Net change in restricted cash—construction holdbacks	(55,252)	—	—
Collection of loan fees	2,186	2,465	419
Proceeds from sale of real estate owned	859	4,035	15,930
Proceeds from sale of available-for-sale securities	3,939	7,590	3,425
Purchase of available-for-sale securities	(1,634)	(55)	(4,194)
Proceeds from maturity of held-to-maturity security	—	—	1,000
Distributions of capital from unconsolidated joint ventures	4,481	1,010	1,701
Contributions to unconsolidated joint ventures	(275)	(4,045)	—
Purchase of interest from non-controlling partner	—	(713)	—

Net cash (used in) provided by investing activities	(136,614)	(13,736)	36,294

Cash flows from financing activities:
Proceeds from borrowed funds	3,500	—	—
Repayment of borrowed funds	(3,500)	—	—
Repayment of junior subordinated notes	—	(5,000)	—
Proceeds from mortgages payable	162,508	2,130	3,202
Mortgage principal payments	(7,641)	(270)	(105)
Increase in deferred borrowing costs	(11,300)	(926)	(821)
Cash distribution—common shares	—	—	(1,334)
Expenses associated with stock issuance	—	—	(60)
Capital contributions from non-controlling interests	11,243	3,181	1,846
Capital distributions to non-controlling interests	(1,460)	(68)	(229)
Proceeds from sale of new market tax credits	25,848	—	—
Repurchase of shares of beneficial interest	(880)	(1,225)	(290)

Net cash provided by (used in) financing activities	178,318	(2,178)	2,209

Net increase (decrease) in cash and cash equivalents	34,220	(14,472)	32,789
Cash and cash equivalents at beginning of year	44,025	58,497	25,708

Cash and cash equivalents at end of year	$78,245	$44,025	$58,497

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense, including capitalized interest of $1,373, $775 and $328 in 2012, 2011 and 2010	$6,764	$1,791	$2,120

Cash paid during the year for income and excise taxes	$220	$8	$17

Non cash investing and financing activities:
Common stock dividend—portion paid in the Trust's common shares	—	—	$11,916

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Background

        BRT Realty Trust ("BRT" or the "Trust") is a business trust organized in Massachusetts. BRT originates and holds for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. Additionally, BRT participates as an equity investor in the purchase of multi-family properties.

        The loans BRT originate generally have relatively high yields and are short-term or bridge loans with a duration ranging from six months to one year. BRT's policy is to lend at a floating rate of interest based on a spread over the prime rate, with a stated minimum rate, though BRT originates fixed rate loans as circumstances dictate. BRT receives an origination fee for the loans it originates.

        The multi-family properties are generally acquired with venture partners where the Trust contributes 80% to 90% of the equity in each transaction.

        BRT conducts its operations to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.

Principles of Consolidation; Basis of Preparation

        Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current year's presentation.

        The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries, and its majority owned or controlled real estate entities and its interests in variable interest entities in which the Trust is determined to be the primary beneficiary. Material intercompany balances and transactions have been eliminated.

        RBH-TRB Newark Holdings LLC, referred to herein as the Newark Joint Venture, was determined to be a Variable Interest Entity ("VIE") because the total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support by its equity holders. The Trust was determined to be the primary beneficiary of this joint venture because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.

        The Trust's consolidated joint ventures that own multi-family properties were determined to be VIE's because the voting rights of some equity investors are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. In addition, substantially all of the entity's activities either involve or are conducted on behalf of the investor that has disproportionately few voting rights.

        The Trust was determined to be the primary beneficiary of these joint ventures because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.

        With respect to its unconsolidated joint ventures, as (i) the Trust is primarily the managing member but does not exercise substantial operating control over these entities or the Trust is not the

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

managing member and (ii) such entities are not VIE's. The Trust has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.

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

        Loan commitment, origination and extension fee income on loans held in our portfolio is deferred and recorded as loan fee income over the life of the commitment and loan. Commitment fees are generally non-refundable. When a commitment expires or the Trust no longer has any other obligation to perform, the remaining fee is recognized in income.

        Rental revenue from commercial real estate properties includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease.

        Rental revenue from residential properties is recorded when due from residents and is recognized monthly as it is earned. Rental payments are due in advance. Leases on residential properties are generally for terms that do not exceed one year.

        The basis on which cost was determined in computing the realized gain or loss on sales of available-for-sale securities is specific cost.

Allowance for Possible Losses

        A loan is deemed to be impaired when based on current information and events, it is probable, in the judgment of management, that the Trust will not be able to collect all amounts due according to

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

the contractual terms of the loan documents. When making this evaluation various factors are considered, as appropriate, including, market evaluations of the underlying collateral, estimated operating cash flow from the property during the projected holding period, and estimated sales value which is computed by applying an estimated capitalization rate to the projected stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the evaluation, the value of the collateral securing the loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense. The fair values related to the collateral securing impaired loans based on discounted cash flow models are considered to be level 3 valuations within the fair value hierarchy. When the Trust acquires title to the property, the loan loss allowance is adjusted by charging off all amounts related to the loan and recording the property at its fair value.

Real Estate Properties, Real Estate Properties Held-For-Sale and Loan Held-For-Sale

        Real estate properties are shown net of accumulated depreciation and include real property acquired through acquisition and foreclosure and similar proceedings.

        The Trust assesses the fair value of real estate acquired (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases, if any) and acquired liabilities in accordance with Accounting Standards Codification ("ASC") Topic 805, "Business Combinations," and ASC Topic 350, "intangibles—Goodwill and Other," and allocates the acquisition price based on these assessments. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. Depreciation is computed on a straight-line basis over estimated useful lives of the tangible asset. Intangible assets (and liabilities) are amortized over the remaining life of the related lease at the time of acquisition. There was no unamortized value of in-place leases at September 30, 2012. Expenditures for maintenance and repairs are charged to operations as incurred.

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

        Real estate and real estate loans are classified as held for sale when management has determined that it has met the appropriate criteria in ASC Topic 360, "Property, Plant and Equipment". Real estate properties which are held for sale are not depreciated and their operations are shown in discontinued operations. Real estate assets and loans that are expected to be disposed of are valued at the lower of their carrying amount or their fair value less costs to sell on an individual asset basis.

        The Trust accounts for the sale of real estate when title passes to the buyer, sufficient equity payments have been received, there is no continuing involvement by the Trust and there is reasonable assurance that the remaining receivable, if any, will be collected.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate Asset Impairments

        The Trust reviews each real estate asset owned, including investments in real estate ventures, to determine if there are indicators of impairment. If such indicators are present, the Trust determines whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets' carrying amount. Measurement of impairment is based upon the estimated fair value of the asset. In evaluating a property for impairment, various factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an impairment charge. The fair values related to the impaired real estate are considered to be a level 3 valuation within the fair value hierarchy.

Fixed Asset Capitalization

        A variety of costs may be incurred in the development of the Trust's properties. After a determination is made to capitalize a cost, it is allocated to the specific project that is benefited. The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and other costs incurred during the period of development. We consider a construction project as substantially completed when it is available for occupancy, but no later than one year from cessation of major construction activity. We cease capitalization when the project is available for occupancy.

Equity Based Compensation

        The Trust's compensation expense for restricted stock awards is amortized over the vesting period of such awards, based upon the estimated fair value of such restricted stock at the grant date. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest; however, they are included in the calculation of both basic and diluted earnings per share as they participate in the earnings of the Trust.

Derivatives and Hedging Activities

        The Trust's objective in using derivative financial instruments is to manage interest rate risk. The Trust does not use derivatives for trading or speculative purposes. The Trust records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Trust has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income and subsequently reclassified to earnings in the period in which the hedge transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives not designated as cash flow hedges, changes in the fair value of the derivative are recognized directly in earnings in the period in which they occur.

Per Share Data

        Basic earnings (loss) per share was determined by dividing net income (loss) applicable to common shareholders for the applicable year by the weighted average number of shares of beneficial interest outstanding during such year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that share in the earnings of the Trust. Diluted earnings per share was determined by dividing net income applicable to common shareholders for the applicable year by the total of the weighted average number of shares of beneficial interest outstanding plus the dilutive effect of the Trust's unvested restricted stock and outstanding options and warrants using the treasury stock method.

Cash Equivalents

        Cash equivalents consist of highly liquid investments, primarily direct United States treasury obligations with maturities of three months or less when purchased.

Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

        Management has determined that it operates in three reportable segments: a loan and investment segment, a multi-family real estate segment and another real estate segment. The loan and investment segment includes all activities related to the origination and servicing of the Trusts loan portfolio and other investments, the multi-family real estate segment includes the ownership and operation of its multi-family properties and the other real estate segment includes all activities related to the development, operation and disposition of the Trust's real estate assets. These three lines of business require different support infrastructures.

New Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASC") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." This update provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards ("IFRS") and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy. This update was effective for the Trust's interim and annual reporting beginning January 1 2012 and did not have a material impact on its financial condition, results of operations, or disclosures.

        In June 2011, the FASB issued ASC No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." This update requires the presentation of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. This update was effective for the Trust's interim and annual reporting beginning on January 1, 2012, and did not have a material impact on its financial condition, results of operations, or disclosures.

NOTE 2—REAL ESTATE LOANS

        At September 30, 2012 and 2011, information as to real estate loans, all of which are earning interest, is summarized as follows (dollars in thousands):

	September 30, 2012		September 30, 2011
	Real Estate Loans	Percent	Real Estate Loans	Percent
Multi-family residential	$35,096	95%	$26,300	39.2%
Retail	2,000	5%	4,117	6.1%
Office	—	—	24,975	37.1%
Industrial	—	—	11,874	17.6%
	37,096	100%	67,266	100%

Deferred fee income	(512)		(576)

Real estate loans, net	$36,584		$66,690

        There were no non-earning loans and no allowance for possible losses at September 30, 2012 and 2011.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 2—REAL ESTATE LOANS (Continued)

        A summary of the changes in non-earning loans before allowance for possible losses of $3,165,000 (as of September 30, 2010) for the years ended September 30, 2011 and 2010, is as follows (dollars in thousands):

	2011	2010
Beginning principal balance	$35,143	$2,836
Additions	—	34,563
Total additions	—	34,563
Payoffs and paydowns	—	(2,256)
Sale of loan	(26,655)	—
Reclassified to real estate loan held for sale	(8,488)	—

Total reductions	(35,143)	(2,256)

Ending principal balance	$—	$35,143

        At September 30, 2012, 2011 and 2010, no earning loans were deemed impaired and accordingly no loan loss allowances have been established against our earning portfolio. During the years ended September 30, 2012, 2011 and 2010, respectively, an average of $0, $7,758,000 and $23,526,000, respectively, of real estate loans were deemed impaired, and no interest income was recognized in any period relating to these loans.

        The Trust recognized cash basis interest of $0, $621,000 and $571,000 on non-earning loans in the years ended September 30, 2012, 2011 and 2010, respectively.

        Loans originated by the Trust generally provide for interest rates indexed to the prime rate with a stated minimum. However in 2011, the Trust also originated loans where the interest rate is fixed for the initial term, and converts to a floating rate loan if the extension option, if any, is exercised.

        At September 30, 2012, the Trust's portfolio consists primarily of senior mortgage loans, secured by residential or commercial property, 39% of which are located in New York, 37% in Georgia, 17% in Michigan, and 7% in Florida. All real estate loans in the portfolio at September 30, 2012 mature in fiscal 2013.

        If a loan is not repaid at maturity, the Trust may either extend the loan or commence foreclosure proceedings. The Trust analyzes each loan separately to determine the appropriate course of action. In analyzing each situation, management examines various aspects of the loan receivable, including the value of the collateral, the financial condition of the borrower, past payment history and plans of the owner of the property. Of the $55,393,000 of real estate loans receivable scheduled to mature in fiscal 2012, $2,556,000 were extended, and $52,837,000 were paid off.

        At September 30, 2012, no single borrower had loans outstanding in excess of 5% of the Trust's total assets.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 2—REAL ESTATE LOANS (Continued)

        At September 30, 2012, the three largest real estate loans had principal balances outstanding of approximately $13,753,000, $7,812,000 and $6,295,000. These three loans accounted for 16.1%, 7.8% and 1.3% of the total interest and fees earned on our loan portfolio in the year ended September 30, 2012.

        On December 5, 2012, the Trust originated a first mortgage loan in the gross amount of $23,000,000. Gould Investors, a related party, purchased a $7,500,000 pari passu participation in this loan.

NOTE 3—REAL ESTATE LOAN HELD-FOR-SALE

        At September 30, 2011, the Trust had one loan which was classified as held-for-sale. The loan, which represented a pari passu interest in a loan with a principal balance of approximately $17 million, had a carrying value of approximately $8.5 million, and represented 11.2% of total real estate loans and 4.4% of total assets at September 30, 2011. In October 2011, pursuant to a Federal Bankruptcy Court approved joint plan of reorganization, the Trust and its loan participant sold the rights to the loan for net proceeds of approximately $23.5 million. The Trust provided $15 million of financing for the purchase which was repaid in full on December 5, 2011.

NOTE 4—ALLOWANCE FOR POSSIBLE LOAN LOSSES

        There was no allowance for possible loan losses at September 30, 2012 or 2011. The following is an analysis of the allowance for possible loan losses for the years indicated (dollars in thousands):

	Year Ended September 30,
	2011	2010
Balance at beginning of year	$3,165	$1,618
Provision for loan loss	—	3,165
Recovery of previously provided allowance	(3,595)	(365)
Charge-offs	(609)	(1,480)
Recoveries	1,039	227

Balance at end of year	$—	$3,165

        The allowance for possible losses at September 30, 2010 applies to two loans aggregating $26,655,000.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 5—REAL ESTATE PROPERTIES

        A summary of activity in real estate properties for the year ended September 30, 2012 is as follows (dollars in thousands):

	September 30, 2011 Balance	Additions	Capitalized Costs and Improvements	Depreciation, Amortization and other Reductions	September 30, 2012 Balance
Shopping centers/retail(a)	$2,853	—	—	$(104)	$2,749
Co-op/Condo Apts	315	—	$2	(67)	250
Commercial/mixed use(b)	48,137	$1,659	12,622	(610)	61,808
Multi-family(c)		115,100	3,714	(1,276)	117,538
Land(d)	7,972	—	—	—	7,972

Total real estate properties	$59,277	$116,759	$16,338	$(2,057)	$190,317

(a)
The Trust holds, with a minority partner, a leasehold interest in a portion of a retail shopping center located in Yonkers, New York. The leasehold interest is for approximately 28,500 square feet and, including all option periods, expires in 2045. The Trust has an 85% interest in this joint venture.

(b)
Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE which owns operating and development properties in Newark, New Jersey. These properties contain a mix of office, retail space, charter schools and surface parking totaling approximately 690,000 square feet, which includes 252,000 square feet currently under construction. Certain of these assets are subject to mortgages in the aggregate principal balance of $20,100,000 held by the Trust, which are eliminated in consolidation. Several of the assets are also encumbered by other mortgages which are discussed in Note 10—Debt Obligations—Mortgages Payable.

The Trust made capital contributions of $4,157,000 and $3,194,000 to this venture in the years ended September 30, 2012 and 2011, respectively, representing its proportionate share of capital required to fund the operations of the venture for its next fiscal year and to purchase additional land parcels. The Trust received a distribution of $1,170,000 from the venture in the year ended September 30, 2012.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 5—REAL ESTATE PROPERTIES (Continued)

(c)
Set forth below is certain information regarding the Trust's purchases, through joint ventures in each of which the Trust has an 80% equity interest, of the following multi-family properties (dollars in thousands):

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	BRT Equity	Acquisition Costs
Marietta, GA*	1/12/2012	207	$8,100	$6,500	$2,560	—
Lawrenceville, GA*	2/23/2012	170	6,250	4,687	2,200	—
Palm Beach Gardens, FL	3/22/2012	542	59,400	45,200	14,480	$1,561
Melbourne, FL	3/30/2012	208	9,250	7,680	3,120	231
Collierville, TN	6/20/2012	325	32,100	25,680	6,220	615

		1,452	$115,100	$89,747	$28,580	$2,407

*
As a result of amendments to the operating agreement of the joint venture which owns this property, this joint venture was treated as a consolidated subsidiary of the Trust effective August 1, 2012. The Trust was determined to be the primary beneficiary of this venture because it has a controlling interest in that it now has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.
(d)
Represents an 8.9 acre development parcel located in Daytona Beach, Florida which was acquired in foreclosure.

        Future minimum rentals to be received by the Trust pursuant to non-cancellable operating leases with terms in excess of one year, from properties owned by the Trust or a consolidated subsidiary at September 30, 2012, are as follows (dollars in thousands):

Year Ending September 30,	Amount
2013	$2,225
2014	2,227
2015	2,186
2016	2,057
2017	1,113
Thereafter	10,361

Total	$20,169

        Leases at the Trust's multi-family properties are generally for a term of one year or less and are not reflected in the above table.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 5—REAL ESTATE PROPERTIES (Continued)

        Subsequent to September 30, 2012, the Trust purchased through consolidated joint ventures in which the Trust has an 80% to 90% equity interest, the following multi-family properties:

Location	Purchase Date	No of Units	Contract Purchase Price	Acquisition Mortgage Debt	BRT Equity	Estimated Acquisition Costs
North Charleston, SC	10/4/12	208	$21,500	$17,716	$4,410	$213
Cordova, TN	11/15/12	464	25,500	19,250	6,220	388
Decatur, GA	11/19/12	212	10,450	8,560	3,396	192

		884	$57,450	$45,526	$14,026	$793

NOTE 6—IMPAIRMENT CHARGES

        The Trust reviews each real estate asset owned, including investments in unconsolidated joint ventures, for which indicators of impairment are present to determine whether the carrying amount of the asset can be recovered. If indicators of impairment are present, measurement is then based upon the fair value of the asset. Real estate assets held-for-sale are valued at the lower of cost or fair value, less costs to sell on an individual asset basis. The Trust incurred impairment charges of $3,370,000 for the fiscal year ended September 30, 2010. There were no impairment charges taken in fiscal 2012 or 2011.

NOTE 7—INVESTMENT IN UNCONSOLIDATED VENTURES

        The Trust is a partner in unconsolidated ventures which own and operate in the aggregate two properties. The Trust's share of earnings in its unconsolidated joint ventures, including a joint venture engaged in purchasing loans that ceased investment activities in November 2011, was $829,000, $350,000 and $196,000 for the years ended September 30, 2012, 2011 and 2010, respectively. The 2012 earnings include a distribution of $846,000 that was in excess of the book basis. Included in 2012 are the results of two previously unconsolidated joint ventures that, effective August 1, 2012, were treated as consolidated subsidiaries of the Trust due to amendments to the operating agreements of the ventures. The Trust's equity in its unconsolidated ventures totaled $291,000 and $4,247,000 at September 30, 2012 and September 30, 2011, respectively.

NOTE 8—RESTRICTED CASH

        Restricted cash-construction holdbacks represents the remaining net proceeds from mortgage financings completed in February and September 2012. These funds are to be used for construction of five buildings at the Teachers Village site in Newark, NJ. Restricted cash was $55,252,000 at September 30, 2012.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 9—AVAILABLE-FOR-SALE SECURITIES

        Information regarding our available-for-sale securities is set forth in the table below (dollars in thousands):

	September 30, 2012	September 30, 2011
Cost basis	$789	$2,488
Unrealized gains	499	406
Unrealized losses	(39)	(128)

Market value	$1,249	$2,766

        Unrealized gains and losses are reflected as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

        The Trust's available-for-sale equity securities were determined to be Level 1 financial assets within the valuation hierarchy established by current accounting guidance, and the valuation is based on current market quotes received from financial sources that trade such securities. All of the available-for-sale securities in an unrealized loss position are not considered impaired on an other than temporary basis because the Trust expects the value of these securities to recover and plans on holding them until at least such recovery.

        Information regarding the sales of available-for-sale debt and equity securities is presented in the table below (dollars in thousands):

	Year ended September 30,
	2012	2011	2010
Proceeds from sale	$3,939	$7,590	$3,425
less cost basis	3,334	6,271	1,839

Gain on sale	$605	$1,319	$1,586

        For the year ended September 30, 2012, the gain or loss on sale was determined using specific identification. For the years ended September 30, 2011 and 2010 the calculation of gain or loss on sale was determined using an average cost.

NOTE 10—DEBT OBLIGATIONS

        Debt obligations consist of the following (dollars in thousands):

	Year ended September 30,
	2012	2011
Line of credit	—	—
Junior subordinated notes	$37,400	$37,400
Mortgages payable	169,284	14,417

Total debt obligations	$206,684	$51,817

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 10—DEBT OBLIGATIONS (Continued)

Line of credit

        On June 22, 2011, the Trust, through a wholly owned subsidiary, entered into a senior secured revolving credit facility with Capital One, National Association. The maximum amount that may be borrowed under the facility is the lesser of $25 million and the borrowing base. The borrowing base is generally equal to 40% to 65% (depending, among other things, on the type of property secured by the eligible mortgage receivables pledged to the lender and the operating income of the related property) of eligible mortgage receivables. Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures June 21, 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at the Trust's option into an 18 month term loan. The Trust has guaranteed the payment and performance of its subsidiary's obligations under the facility.

        On April 17, 2012, the facility was amended to allow the subsidiary to borrow for up to 90 days on an unsecured basis, a maximum of $10,000,000.

        The facility requires the Trust and the subsidiary to maintain or comply with, among other things, net worth and liquidity covenants, debt service and collateral coverage ratios and limits, with specified exceptions, the ability to incur debt.

        For the years ended September 30, 2012 and 2011 interest expense, which includes fee amortization with respect to the facility, was $182,000 and $37,000, respectively.

        At September 30, 2012 and 2011 there was no outstanding balance on the facility.

Junior Subordinated Notes

        At September 30, 2012 and 2011 the Trust's junior subordinated notes had an outstanding principal balance of $37,400,000. The interest rates on the outstanding notes is set forth in the table below:

Interest period	Interest Rate
March 15, 2011 through July 31, 2012	3.00%
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	LIBOR + 2.00%

        On March 15, 2011, the Trust restructured its existing junior subordinated notes resulting in a repayment of $5,000,000 and a reduction in the interest rate for the remaining term. The Trust accounted for the restructuring of this debt as an extinguishment of debt. For the year ended September 30, 2011, the Trust recognized a loss on the extinguishment of the debt of $2,138,000, which represented the unamortized principal of $1,308,000 and unamortized costs of $830,000. The Trust also incurred third party costs of $512,000 which were deferred and will be amortized over the remaining life of the notes.

        Interest expense, which includes amortization of deferred costs relating to the junior subordinated notes for the years ended September 30, 2012, 2011 and 2010, was $1,260,000, $1,590,000 and $2,098,000, respectively.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 10—DEBT OBLIGATIONS (Continued)

Mortgages Payable

        The Trust had the following obligations outstanding as of the dates indicated all of which are secured by the underlying real property (dollars in thousands):

	September 30,
Property	2012	2011	Rate	Maturity
Yonkers, NY(1)	$1,954	$2,041	5.25%	April 2022
Palm Beach Gardens, FL	45,200	—	3.78%	April 2019
Melboune, FL	7,680	—	3.98%	April 2019
Marietta, GA	6,462	—	6.50%	February 2015
Lawrenceville, GA	4,687	—	4.49%	March 2022
Collierville, TN	25,680	—	3.91%	July 2022
65 Market St—Newark, NJ	900	900	7.00%	January 2015
69 Market St—Newark, NJ	—	1,200	7.00%	N/A
909 Broad St—Newark, NJ	6,132	6,314	6.00%	August 2030
Teachers Village—Newark, NJ(2)	2,738	3,962	17%	March 2013
Teachers Village—Newark, NJ(3)	22,748	—	5.50%	December 2030
Teachers Village—Newark, NJ	4,250	—	3.46%	February 2032
Teachers Village—Newark, NJ	988	—	2.00%	February 2022
Teachers Village—Newark, NJ	1,380	—	2.50%	February 2014
Teachers Village—Newark, NJ	1,832	—	(4)	February 2034
Teachers Village—Newark, NJ	15,700	—	Libor +3.00%	August 2019
Teachers Village—Newark, NJ	5,250	—	3.28%	September 2042
Teachers Village—Newark, NJ	13,491	—	8.65%	December 2023
Teachers Village—Newark, NJ	2,212	—	(5)	August 2034

	$169,284	$14,417

(1)
On March 29, 2012, the consolidated joint venture which owns a property in Yonkers, NY, refinanced an existing mortgage in the amount of $ 1,990,000 with the current lender. The new mortgage bears interest at one-month LIBOR plus 3.15%. In connection with the transaction, the venture entered into an interest rate swap agreement which effectively fixes the interest rate at 5.25%.

(2)
As of September 30, 2012 and 2011, respectively, the Trust had guaranteed $685,000 and $991,000 of this mortgage obligation.

(3)
TD Bank has the right, in 2018, to require subsidiaries of the Newark Joint Venture to repurchase such debt. If such right is exercised, such subsidiaries will be required to refinance such debt. The stated interest rate is 5.5% per year; however, the United States Treasury Department is reimbursing the interest at the rate of 4.99% per year under the Qualified School Construction Bond program and accordingly, the effective rate of interest thereon until 2018 is 0.51% per year.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 10—DEBT OBLIGATIONS (Continued)

(4)
The debt is to be serviced in full by annual payment-in-lieu of taxes ("PILOT") of $256,000 in 2013 increasing to approximately $281,000 at maturity. This obligation is not secured by real property.

(5)
The debt is to be serviced in full by PILOT payments of $311,000 in 2013 increasing to approximately $344,000 at maturity.

        Scheduled principal repayments on these debt obligations are as follows (dollars in thousands):

Years Ending September 30,	Amount
2013	$4,287
2014	1,656
2015	10,389
2016	3,651
2017	3,663
Thereafter	145,638

$169,284

NOTE 11—DEFERRED INCOME (NEW MARKETS TAX CREDIT TRANSACTION "NMTC")

        On September 11, 2012 and February 3, 2012 special purpose subsidiaries of the Newark Joint Venture entered into transactions with affiliates of Goldman Sachs ("Goldman") related to the Teacher's Village project and received proceeds related to NMTC's the project qualified for. The NMTC program was enacted by Congress to serve low-income and distressed communities by providing investors with tax credit incentives to make capital investments in those communities. The program permits taxpayers to claim credits against their Federal income tax for up to 39% of qualified investments.

        Goldman contributed $16,400,000 and $11,200,000 to the projects through special-purpose entities created to effect the financing transaction and is entitled to receive tax credits against its qualified investment in the project over the next seven years. At the end of the seven years, the Newark Joint Venture subsidiaries have the option to acquire the special purpose entities for a nominal fee and it is anticipated that they will exercise this option.

        Included in deferred income on the Trust's consolidated balance sheet at September 30, 2012 is $25,848,000 of the Goldman contribution, which is net of fees. This amount will be recognized into income when the obligation to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), is eliminated. Risks of non-compliance include recapture (i.e. reversal of the benefit of the tax credit and the related indemnity obligation of the Newark Joint Venture). The tax credits are subject to recapture for a seven year period as provided in the Code.

        Costs incurred in structuring these transactions are deferred and will be recognized as an expense based on the maturities of the various mortgage financings related to the NMTC transaction. At September 30, 2012, these costs totaled $10.2 million and are included in deferred costs on the consolidated balance sheet.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 11—DEFERRED INCOME (NEW MARKETS TAX CREDIT TRANSACTION "NMTC") (Continued)

        The Trust determined that these special purpose entities are VIE's. The VIE's ongoing activities, which include collecting and remitting interest and fees and NMTC compliance, were all considered in the design of the special purpose entities and are not anticipated to affect the economic performance during the life of the VIE's.

        Management considered the obligation to deliver tax benefits and provide guarantees to Goldman and the Trust's obligations to absorb the losses of the VIE. Management also considered Goldman's lack of a material interest in the underlying economics of the project. Management concluded that the Trust is the primary beneficiary and has therefore consolidated the VIE's.

NOTE 12—INCOME TAXES

        The Trust elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As a REIT, the Trust will generally not be subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its shareholders. To maintain its REIT status, the Trust must distribute at least 90% of its taxable income; however if it does not distribute 100% of its taxable income, it will be taxed on undistributed income. There are a number of organizational and operational requirements the Trust must meet to remain a REIT. If the Trust fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Trust is subject to certain state and local income taxes and to Federal income and excise taxes on the undistributed taxable income. For income tax purposes the Trust reports on a calendar year.

        During the years ended September 30, 2012, 2011 and 2010, the Trust recorded $16,000, $20,000 and $6,000, respectively, of state franchise tax expense, net of refunds, relating to the 2012, 2011 and 2010 tax years.

        In 2012, the Trust also paid $205,000 in alternative minimum tax which resulted from the use of net operating loss carryforwards in tax year 2011.

        Earnings and profits, which determine the taxability of dividends to shareholders, differs from net income reported for financial statement purposes due to various items including timing differences related to loan loss provision, impairment charges, depreciation methods and carrying values.

        The financial statement income is expected to be approximately $3 million (lower) than the income for tax purposes for calendar 2012, primarily due to the acquisition costs recorded for book purposes in the current calendar year that is not expensed for tax purposes in the current tax year.

        At December 31, 2011, the Trust had a tax loss carry forward of $60,468,000. These net operating losses can be used in future years to reduce taxable income when it is generated. These tax loss carry forwards begin to expire in 2028.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 13—SHAREHOLDERS' EQUITY

Distributions

        During the year ended September 30, 2012, the Trust did not declare or pay any dividends.

Restricted Shares

        The Trust's 2012 Incentive Plan, approved by its shareholders in January 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares. No awards have been granted under this plan. An aggregate of 580,180 shares of restricted stock have been granted pursuant to the Trust's 2003 and 2009 equity incentive plans (collectively, the "Prior Plans") and have not yet vested. No additional awards may be granted under the Prior Plans. The restricted shares that have been granted under the Prior Plans vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheet until they vest, but are included in the earnings per share computation.

        During the fiscal years ended September 30, 2012, 2011 and 2010, the Trust issued 136,650, 138,150 and 125,150 restricted shares, respectively, under the Trust's 2009 equity incentive plan. The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the years ended September 30, 2012, 2011 and 2010, the Trust recognized $758,000, $845,000, and $833,000 of compensation expense, respectively. At September 30, 2012, $1,870,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average vesting period is 2.6 years.

        Changes in number of shares outstanding under the Prior Plans are shown below:

	Years Ended September 30,
	2012	2011	2010
Outstanding at beginning of the year	491,705	391,580	299,280
Issued	136,650	138,150	125,150
Cancelled	(7,250)	(175)	(2,050)
Vested	(40,925)	(37,850)	(30,800)

Outstanding at the end of the year	580,180	491,705	391,580

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 13—SHAREHOLDERS' EQUITY (Continued)

Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (dollars in thousands):

	2012		2011		2010
Numerator for basic and diluted earnings (loss) per share attributable to common shareholders:
Net income (loss) attributable to common shareholders		$4,430		$6,374	$(8,015)
Denominator:
Denominator for basic earnings (loss) per share—weighted average shares(1)		14,035,972		14,041,569	13,871,668
Effect of dilutive securities:
Employee stock options		—		—	298
Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed conversions(1)		14,035,972		14,041,569	13,871,668

Basic earnings (loss) per share		$.32		$.45	$(.58)
Diluted earnings (loss) per share	$	..32	$	..45	$(.58)

(1)
Outstanding shares for 2010 are the same for basic and diluted as the effect of dilutive shares in the computation of earnings per share would have been antidilutive.

Share Buyback and Treasury Shares

        In September 2011, the Board of Trustees approved a share repurchase program pursuant to which the Trust may spend up to $2,000,000 to repurchase its shares of beneficial interest. Shares repurchased under this program will be retired. As of September 30, 2012, the Trust had repurchased 146,812 shares at an average cost of $6.31 per share. During the fiscal years ended September 30, 2012, 2011 and 2010 the Trust repurchased 139,507, 154,692 and 52,403 shares, respectively, at an average cost of $6.30, $6.35 and $5.55 per share, respectively.

        During the years ended September 30, 2012, 2011 and 2010, 40,925, 37,850 and 30,800 treasury shares, respectively, were issued in connection with the vesting of restricted stock under the Trust's incentive plans. In fiscal 2012, the Trust cancelled, and restored to the status of authorized and unissued shares, its remaining 1,380,978 treasury shares.

Tender Offer

        On October 27, 2010, 147,388 shares of beneficial interest were tendered pursuant to a previously announced tender offer. The total purchase price of these shares was $6.30 per share, aggregating $929,000.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 14—ADVISOR'S COMPENSATION AND RELATED PARTY TRANSACTIONS

        Certain of the Trust's officers and trustees are also officers and directors of REIT Management Corp. ("REIT Management") to which the Trust, pursuant to an amended and restated advisory agreement, paid advisory fees for administrative services and investment advice. Fredric H. Gould, chairman of the board, is the sole shareholder of REIT Management. Advisory fees were charged to operations at a rate of 0.6% on invested assets which consist primarily of real estate loans, real estate assets and investment securities.

        Effective January 1, 2012, the parties entered into an amendment to the amended and restated advisory agreement pursuant to which (i) the stated expiration date was extended to June 30, 2014, (ii) the minimum and maximum fees payable in a twelve month period to REIT Management were set at $750,000 and $4 million, respectively, subject to adjustment for any period of less than twelve months and (iii) the Trust is to pay REIT Management the following annual fees which are to be paid on a quarterly basis:

  •
  1.0% of the average principal amount of earning loans;

  •
  .35% of the average amount of the fair market value of non-earning loans;

  •
  .45% of the average book value of all real estate properties, excluding depreciation;

  •
  .25% of the average amount of the fair market value of marketable securities;

  •
  .15% of the average amount of cash and cash equivalents; and

        To the extent loans or real estate are held by joint ventures or other arrangements in which the Trust has an interest, fees vary based on, among other things, the nature of the asset (i.e. real estate or loans), the nature of the Trust's involvement (i.e. active or passive) and the extent of the Trust's equity interests in such arrangements.

        Advisory fees amounted to $1,104,000, $916,000 and $785,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

        The Trust's borrowers also paid fees directly to REIT Management based on loan originations, which generally are one-time fees payable upon funding of a loan, in the amount of 1/2 of 1% of the total loan. These fees were $145,000, $750,000 and $89,000 for the years ended September 30, 2012, 2011 and 2010, respectively. Effective January 1, 2012, all loan origination fees paid by borrowers were paid directly to the Trust.

        Management of certain properties owned by the Trust is provided by Majestic Property Management Corp., a corporation in which the chairman of the board is the sole shareholder, under renewable year-to-year agreements. Certain of the Trust's officers and Trustees are also officers and directors of Majestic Property Management Corp. Majestic Property Management Corp. provides real property management, real estate brokerage and construction supervision services to the Trust and these certain joint venture properties. For the years ended September 30, 2012, 2011 and 2010, fees for these services aggregated $74,000, $83,000 and $66,000, respectively.

        The chairman of the board of the Trust is also chairman of the board of One Liberty Properties, Inc., a related party, and certain of the Trust's officers and Trustees are also officers and directors of One Liberty Properties, Inc. In addition, the Chairman of the Board is an executive officer

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 14—ADVISOR'S COMPENSATION AND RELATED PARTY TRANSACTIONS (Continued)

and sole shareholder of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P. and the sole member of Gould General LLC, a general partner of Gould Investors L.P., a related party. Certain of the Trust's officers and Trustees are also officers and directors of Georgetown Partners, Inc. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among the Trust and the affiliated entities and is included in general and administrative expense on the statement of operations. During the years ended September 30, 2012, 2011 and 2010, allocated general and administrative expenses reimbursed by the Trust to Gould Investors L.P. pursuant to the shared services agreement, aggregated $705,000, $847,000 and $822,000, respectively. At September 30, 2012, $44,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

NOTE 15—SEGMENT REPORTING

        Management has determined that the Trust now operates in three reportable segments, a loan and investment segment which include the origination and servicing of its loan portfolio and its investments, a multi-family real estate segment which includes the ownership and operation of its multi-family properties and another real estate segment which includes the operation and disposition of its other real estate assets and in particular the Newark Joint Venture. In prior years the Trust operated in two reportable segments.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 15—SEGMENT REPORTING (Continued)

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2012 (dollars in thousands):

	Loan and Investment	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Interest and loan fee income	$9,530	—	—	$9,530
Rental and other revenues from real estate properties	—	$5,464	$3,211	8,675
Other income	496	—	878	1,374

Total revenues	10,026	5,464	4,089	19,579
Expenses:
Interest expense	646	1,758	2,325	4,729
Advisor's fee, related party	692	230	182	1,104
Operating expenses relating to real estate properties	—	2,644	3,398	6,042
General and administrative and other expenses	2,893	1,719	2,549	7,161
Property acquisition costs	—	2,407	—	2,407
Depreciation and amortization	—	1,276	728	2,004

Total expenses	4,231	10,034	9,182	23,447

Total revenues less total expenses	5,795	(4,570)	(5,093)	(3,868)
Equity in (loss) earnings of unconsolidated ventures	(136)	(139)	1,104	829
Gain on sale of available-for-sale securities	605	—	—	605
Gain on sale of loan	3,192	—	—	3,192

Income (loss) from continuing operations	9,456	(4,709)	(3,989)	758
Discontinued operations:
Gain on sale of real estate assets	—	—	792	792

Income from discontinued operations	—	—	792	792

Net income (loss)	9,456	(4,709)	(3,197)	1,550
Plus: net loss attributable to non-controlling interests	—	461	2,419	2,880

Net income (loss) attributable to common shareholders	$9,456	$(4,248)	$(778)	$4,430

Segment assets at September 30, 2012	$113,383	$121,153	$151,420	$385,956

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 15—SEGMENT REPORTING (Continued)

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2011 (dollars in thousands):

	Loan and Investment	Real Estate	Total
Revenues:
Interest and loan fee income	$10,328	—	$10,328
Rental and other revenues from real estate properties	—	$3,456	3,456
Other income	4,097	—	4,097

Total revenues	14,425	3,456	17,881
Expenses:
Interest expense	1,082	1,030	2,112
Advisor's fee, related party	608	308	916
Operating expenses related to real estate properties	—	3,340	3,340
General and administrative and other expenses	4,665	2,063	6,728
Depreciation and amortization	—	738	738

Total expenses	6,355	7,479	13,834

Total revenues less total expenses	8,070	(4,023)	4,047
Equity in earnings of unconsolidated ventures	99	251	350
Gain on sale of available-for-sale securities	1,319	—	1,319
Loss on extinguishment of debt	(1,420)	(718)	(2,138)

Income (loss) from continuing operations	8,068	(4,490)	3,578
Discontinued operations:
Gain on sale of real estate assets	—	1,346	1,346

Income from discontinued operations	—	1,346	1,346
Net income (loss)	8,068	(3,144)	4,924
Plus: net loss attributable to non-controlling interests	—	1,450	1,450

Net income (loss) attributable to common shareholders	$8,068	$(1,694)	$6,374

Segment assets at September 30, 2011	$126,916	$64,096	$191,012

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 15—SEGMENT REPORTING (Continued)

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2010 (dollars in thousands):

	Loan and Investment	Real Estate	Total
Revenues:
Interest and loan fee income	$3,877	—	$3,877
Rental and other revenues from real estate properties	—	$3,422	3,422
Other income	836	—	836

Total revenue	4,713	3,422	8,135
Expenses:
Interest expense	1,181	1,403	2,584
Advisor's fee, related party	523	262	785
Operating expenses related to real estate properties	—	3,216	3,216
Provision for loan loss	3,165	—	3,165
Impairment charges	—	2,625	2,625
General and administrative and other expenses	4,710	2,026	6,736
Depreciation and amortization	—	733	733

Total expenses	9,579	10,265	19,844

Total revenues less total expenses	(4,866)	(6,843)	(11,709)
Equity in earnings of unconsolidated ventures	28	168	196
Gain on sale of available-for-sale securities	1,586	—	1,586

Loss from continuing operations	(3,252)	(6,675)	(9,927)
Discontinued operations:
Loss from operations	—	(602)	(602)
Impairment charges	—	(745)	(745)
Gain on sale of real estate assets	—	1,937	1,937

Income from discontinued operations	—	590	590

Net loss	(3,252)	(6,085)	(9,337)
Plus: net loss attributable to non-controlling interests	—	1,322	1,322

Net loss attributable to common shareholders	$(3,252)	$(4,763)	$(8,015)

Segment assets at September 30, 2010	$124,928	$61,338	$186,266

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 16—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Measured at Fair Value

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments that are not reported at fair value on the consolidated balance sheets:

        Cash and cash equivalents, restricted cash—construction holdbacks, accounts receivable (included in other assets), accounts payable and accrued liabilities:    The carrying amounts reported in the balance sheets for these instruments approximate their fair value due to the short term nature of these accounts.

        Real estate loans:    The earning mortgage loans of the Trust, which have variable rate provisions based upon a spread over prime rate, have an estimated fair value equal to their carrying value, assuming market rates of interest between 10% and 12%. The earning mortgage loans of the Trust, which have fixed rate provisions, have an estimated fair value approximately $5,000 greater than their carrying value assuming a market rate of interest of 11% which reflects institutional lender yield requirement.

        Junior subordinated notes:    At September 30, 2012, the estimated fair value of the Trust's junior subordinated notes is less than their carrying value by approximately $387,000, based on a market interest rate of 2.92%.

        Mortgages payable:    At September 30, 2012, the estimated fair value of the Trust's mortgages payable is greater than their carrying value by approximately $4,393,000 assuming market interest rates between 3.28% and 17%. Market interest rates were determined using current financing transactions provided by third party institutions.

        Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

        The Trust's fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between markets participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other "observable" market inputs and Level 3 assets/liabilities are valued based significantly on "unobservable" market inputs. The Trust does not currently own any financial

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 16—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

instruments that are classified as Level 3. Set forth below is information regarding the Trust's financial assets and liabilities measured at fair value as of September 30, 2012 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial assets:
Available-for-sale equity securities:	$1,249	$1,249
Interest rate cap	$10		$10
Financial Liabilities:
Interest rate swap	$104		$104

        Available-for-sale securities:    Fair values are approximated based on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be impaired on an other than temporary basis because the Trust expects the value of these securities to recover and plans on holding them until at least such recovery occurs.

        Derivative financial instruments:    Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At September 30, 2012, these derivatives are included in other assets and accounts payable and accrued liabilities on the consolidated balance sheet.

        Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of September 30, 2012, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

NOTE 17—COMMITMENT

        The Trust maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $338,000, $315,000 and $287,000 during the years ended September 30, 2012, 2011 and 2010, respectively. At September 30, 2012, $62,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 18—DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

        The Trust's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Trust primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Trust making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

        The effective portion of changes in the fair value of derivatives, designated and that qualify as cash flow hedges, is recorded in accumulated other comprehensive income on our consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. In March 2012, the Trust entered into an interest rate swap agreement used to hedge the variable cash flows associated with existing variable-rate debt.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Trust's variable-rate debt.

        As of September 30, 2012, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional	Rate	Maturity
Interest Rate Swap	$1,954	5.25%	April 1, 2022

        The table below presents the fair value of the Trust's derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
September 30, 2012		September 30, 2011
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$10		$—
Accounts payable and accrued liabilities	$104	Accounts payable and accrued liabilities	$—

        The following table presents the effect of the Trust's derivative financial instrument on the consolidated statements of comprehensive income (loss) for the year ended September 30, 2012 (dollars in thousands):

Year ended September 30, 2012
Amount of loss recognized on derivative in Other Comprehensive Income	$123
Amount of loss reclassified from Accumulated Other Comprehensive Income into Interest Expense	$19

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 18—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust's cash flow hedges during the years ended September 30, 2012, 2011 or 2010. During the twelve months ending September 30, 2013, the Trust estimates an additional $36,000 will be reclassified from other comprehensive income as an increase to interest expense.

        Credit-risk-related Contingent Features

        The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

        As of September 30, 2012, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $110,000. As of September 30, 2012, the Trust has not posted any collateral related to this agreement. If the Trust had been in breach of this agreement at September 30, 2012, it could have been required to settle it obligations thereunder at its termination value of $110,000.

NOTE 19—QUARTERLY FINANCIAL DATA (Unaudited)

	2012
	1st Quarter Oct. - Dec	2nd Quarter Jan. - March	3rd Quarter April - June	4th Quarter July - Sept.	Total For Year
Revenues	$3,154	$3,687	$5,555	$7,183	$19,579
(Loss) gain on sale of available- for-sale securities	(18)	342	96	185	605
Gain on sale of loan	3,192	—	—	—	3,192
Income (loss) from continuing operations	2,971	(2,097)	(1,093)	977	758
Discontinued operations	490	—	302	—	792
Net income (loss)	3,461	(2,097)	(791)	977	1,550
Plus: net loss attributable to non-controlling interests	413	1,069	649	749	2,880
Net income (loss) attributable to common shareholders	3,874	(1,028)	(142)	1,726	4,430
Income (loss) per beneficial share
Continuing operations	$.24	$(.07)	$(.03)	$.12	$.26
Discontinued operations	.04	—	.02	—	.06

Basic earnings per share	$.28	$(.07)	$(.01)	$.12	$.32

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012

NOTE 19—QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	2011
	1st Quarter Oct. - Dec	2nd Quarter Jan. - March	3rd Quarter April - June	4th Quarter July - Sept.	Total For Year
Revenues	$2,452	$5,697	$5,344	$4,388	$17,881
Gain on sale of available-for-sale securities	421	593	176	129	1,319
Loss on extinguishment of debt	—	(2,138)	—	—	(2,138)
(Loss) income from continuing operations	(681)	625	2,072	1,562	3,578
Discontinued operations	—	697	645	4	1,346
Net (loss) income	(681)	1,322	2,717	1,566	4,924
Plus: net loss attributable to non- controlling interests	173	525	455	297	1,450
Net (loss) income attributable to common shareholders	(508)	1,847	3,172	1,863	6,374
(Loss) income per beneficial share
Continuing operations	$(.04)	$.08	$.18	$.13	$.35
Discontinued operations	—	.05	.05	—	.10

Basic earnings (loss) per share	$(.04)	$.13	$.23	$.13	$.45

NOTE 20—SUBSEQUENT EVENTS

        Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2012 that warrant additional disclosure have been included in the notes to the consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 2012
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at September 30, 2012
																Depreciation Life For Latest Income Statement
Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total		Accumulated Amortization		Date of Construction		Date Acquired
Commercial
Yonkers, NY.	$1,954	—	$4,000	—	$53	—	—	$4,053	$4,053		$1,304		(c	)	Aug-2000	39 years
South Daytona, FL.	—	$10,437	—	—	—	—	$7,972	—	7,972		—		N/A		Feb-2008	N/A
Newark, NJ	77,621	17,088	19,033	$4,468	19,177	$3,962	21,556	42,172	63,728		1,920		(c	)	June-2008	39 years
Multi-Family Residential
Marietta, GA	6,462	486	7,614	—	1,065	—	486	8,679	9,165		251		1972		Jan-2012	30 years
Lawrenceville, GA	4,687	1,450	4,800	—	844	—	1,450	5,644	7,094		114		1981		Feb-2012	30 years
Palm Beach Gardens, FL	45,200	16,260	43,140	—	741	—	16,260	43,881	60,141		827		1970		Mar-2012	30 years
Melbourne, FL	7,680	1,150	8,100	—	1,351	—	1,150	9,451	10,601		155		1987		Mar-2012	30 years
Collierville, TN	25,680	6,420	25,680	—	—	—	6,420	25,680	32,100		216		2000		June-2012	30 years
Misc.(1)	—	—	—		—	—	—	250	250		—		N/A

Total	$169,284	$53,291	$112,367	$4,468	$23,231	$3,962	$55,294	$139,810	$195,104		$4,787		—

									(a	)	(b	)

(1)
Represents loans which are reported as real estate because they do not qualify for sale treatment under current accounting guidance.

BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE PROPERTIES
AND ACCUMULATED DEPRECIATION (Continued)

SEPTEMBER 30, 2012

(Dollars in thousands)

Notes to the schedule:

(a)	Total real estate properties	$195,104
	Less: Accumulated depreciation and amortization	4,787

	Net real estate properties	$190,317

(b)	Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.
(c)	Information not readily obtainable.

        A reconciliation of real estate properties is as follows:

	Year Ended September 30,
	2012	2011	2010
Balance at beginning of year	$59,277	$55,843	$69,748
Additions:
Acquisitions	116,759	2,315	—
Capital improvements	3,716	141	1,741
Capitalized development expenses and carrying costs	12,622	4,371	2,379

	133,097	6,827	4,120

Deductions:
Sales	37	2,561	13,775
Depreciation/amortization/paydowns	2,020	832	880
Impairment charges	—	—	3,370

	2,057	3,393	18,025

Balance at end of year	$190,317	$59,277	$55,843

The aggregate cost of investments in real estate assets for Federal income tax purposes is approximately $2,625 higher than book value.

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
SEPTEMBER 30, 2012
(Dollars in thousands)

Description	# of Loans	Interest Rate	Interest Rate Floor	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Value Of Mortgage(a)	Principal Amount of Loans subject to delinquent principal or interest
First Mortgage Loans
Multi-family, Atlanta, GA	1	Prime + 6.75%	10.00%	Mar.2013	Interest monthly, principal at maturity	—	$13,753	$13,556	—
Multi-family, New York, NY	1	Prime + 8.75%	12.00%	Jan. 2013	Interest monthly, principal at maturity		7,811	7,775	—
Multi-family, Southfield, MI	1	Prime + 8.75%	12.00%	Aug. 2013	Interest monthly, principal at maturity		6,295	6,145	—
Multi-family, Jacksonville, FL	1	Prime + 8.75%	12.00%	July 2013	Interest monthly, principal at maturity	—	2,450	2,413	—
Multi-family, Brooklyn, NY	1	Prime + 4.25%	12.50%	Dec. 2012	Interest monthly, principal at maturity	—	2,341	2,329	—
Multi-family, New York, NY	1	Prime + 8.75%	12.00%	July 2013	Interest monthly, principal at maturity	—	2,008	1,935	—
Multi-family, New York, NY	1	Prime + 8.75%	12.00%	Dec. 2012	Interest monthly, principal at maturity	—	438	433	—
Mezzanine Loan
Retail, New York, NY	1	12%		Nov. 2012	Interest monthly, principal at maturity	$13,607	2,000	1,998	—

Total	8					$13,607	$37,096	$36,584	$—

BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

(INCLUDING REAL ESTATE LOAN HELD FOR SALE) (Continued)

SEPTEMBER 30, 2012

(Dollars in thousands)

Notes to the schedule:

(a)
The following summary reconciles mortgage loans at their carrying values:

	Year Ended September 30,
	2012	2011	2010
Balance at beginning of year	$75,136	$54,336	$79,570
Additions:
Advances under real estate loans	101,800	131,255	17,384
Amortization of deferred fee income	2,249	1,777	219
Recovery of previously provided allowances	156	3,595	365

	104,205	136,627	17,968
Deductions:
Collections of principal	124,758	66,072	22,475
Sale of loans	15,657	46,251	16,916
Provision for loan loss	—	—	3,165
Collection of loan fees	2,186	2,465	419
Loan loss recoveries	156	1,039	227

	142,757	115,827	43,202
Balance at end of year	$36,584	$75,136	$54,336

  •
  Carrying value of mortgage loans is net of allowances for loan losses in the amount of $3,165 in 2010.

  •
  Carrying value of mortgage loans is net of deferred fee income in the amount of $512, $618 and $245 in 2012, 2011 and 2010, respectively.

  •
  The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.