Form 10-Q
period 2012-12-31
BRT REALTY TRUST
filed 2013-02-07
CIK 14846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

14,191,887 Shares of Beneficial Interest,

$3 par value, outstanding on February 5, 2013

BRT REALTY TRUST AND SUBSIDIARIES

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2012 (Unaudited)	September 30, 2012
ASSETS
Real estate properties net of accumulated depreciation and amortization of $6,072 and $4,787	$255,422	$190,317

Real estate loans, all earning interest	71,257	37,096
Deferred fee income	(1,056)	(512)
Real estate loans, net	70,201	36,584

Cash and cash equivalents	32,613	78,245
Restricted cash — construction holdbacks	49,597	55,252
Available-for-sale securities at fair value	1,226	1,249
Deferred costs, net	12,449	12,337
Prepaid expenses	5,110	5,978
Other assets	5,725	5,994
Total Assets	$432,343	$385,956
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$214,810	$169,284
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	4,611	4,298
Deposits payable	2,160	2,108
Deferred income	25,848	25,848
Total Liabilities	284,829	238,938

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,473 issued in both periods	40,420	40,420
Additional paid-in capital	165,451	165,258
Accumulated other comprehensive income	344	356
Accumulated deficit	(73,889)	(72,585)
Total BRT Realty Trust shareholders’ equity	132,326	133,449
Non-controlling interests	15,188	13,569
Total Equity	147,514	147,018
Total Liabilities and Equity	$432,343	$385,956

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended
	December 31,
	2012	2011
Revenues:
Rental and other revenue from real estate properties	$5,640	$768
Interest and fees on real estate loans	1,879	2,252
Recovery of previously provided allowances	422	7
Other income	310	127
Total revenues	8,251	3,154
Expenses:
Interest expense	2,946	467
Advisor’s fees, related party	374	171
General and administrative—including $205 and $279 to related party	1,863	1,674
Property acquisition costs	878	—
Operating expenses relating to real estate properties	3,146	786
Depreciation and amortization	1,287	184
Total expenses	10,494	3,282
Total revenues less total expenses	(2,243)	(128)
Equity in earnings (loss) of unconsolidated ventures	61	(75)
Loss on sale of available-for-sale securities	—	(18)
Gain on sale of loan	—	3,192
(Loss) income from continuing operations	(2,182)	2,971

Discontinued operations:
Gain on sale of real estate assets	—	490
Net (loss) income	(2,182)	3,461
Plus: net loss attributable to non- controlling interests	878	413
Net (loss) income attributable to common shareholders	$(1,304)	$3,874

Basic and diluted per share amounts attributable to common shareholders:
(Loss) income from continuing operations	$(.09)	$.24
Discontinued operations	—	.04
Basic and diluted (loss) income per share	$(.09)	$.28

Amounts attributable to BRT Realty Trust:
(Loss) income from continuing operations	$(1,304)	$3,384
Discontinued operations	—	490
Net (loss) income	$(1,304)	$3,874

Weighted average number of common shares outstanding:
Basic and diluted	14,053,362	13,982,164

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2012	2011

Net (loss) income	$(2,182)	$3,461
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(23)	377
Unrealized gain on derivative instruments	11	—
Other comprehensive (loss) income	(12)	377
Comprehensive (loss) income	(2,194)	3,838
Comprehensive income (loss) attributable to non-controlling interests	2	—
Comprehensive (loss) income attributable to common shareholders	$(2,192)	$3,838

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended December 31, 2012

 (Unaudited)

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total

Balances, September 30, 2012	$40,420	$165,258	$356	$(72,585)	$13,569	$147,018
Restricted stock vesting
Compensation expense — restricted stock		193				193
Contributions from non-controlling interests					2,894	2,894
Distributions to non-controlling interests					(397)	(397)
Net loss				(1,304)	(878)	(2,182)
Other comprehensive loss			(12)			(12)
Comprehensive loss						(2,194)
Balances, December 31, 2012	$40,420	$165,451	$344	$(73,889)	$15,188	$147,514

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(2,182)	$3,461

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Recovery of previously provided allowances	(422)	(7)
Amortization and depreciation	1,683	264
Amortization of deferred fee income	(333)	(320)
Amortization of restricted stock	193	210
Gain on sale of real estate assets from discontinued operations	—	(490)
Gain on sale of available-for-sale securities	—	18
Gain on sale of loan	—	(3,192)
Equity in (loss) earnings of unconsolidated joint ventures	(61)	75
Distribution of earnings of unconsolidated joint ventures	45	123
Change in straight-line rent	3	12
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in interest and dividends receivable	(44)	243
(Increase) decrease in prepaid expenses	(406)	178
Decrease in prepaid interest	814	—
Increase (decrease) in accounts payable and accrued liabilities	376	(204)
(Increase) decrease in deferred costs	(152)	13
Increase (decrease) in security deposits and other receivable	567	(15)
Other	214	(2)
Net cash provided by operating activities	295	367

Cash flows from investing activities:
Collections from real estate loans	8,657	51,682
Additions to real estate loans	(42,818)	(25,457)
Loan loss recoveries	422	7
Additions to real estate properties	(57,400)	—
Net costs capitalized to real estate owned	(8,791)	(792)
Net change in restricted cash – construction holdbacks	5,655	—
Collection of loan fees	877	625
Proceeds from sale of real estate owned	6	507
Proceeds from sale of available-for-sale securities	—	556
Purchase of available for sale securities	—	(1,030)
Distributions of capital from unconsolidated joint ventures	—	3,035
Net cash (used in) provided by investing activities	(93,392)	29,133

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2012	2011

Cash flows from financing activities:
Increase in mortgages payable	46,010	4,282
Mortgage principal payments	(484)	(70)
Increase in deferred borrowing costs	(558)	(381)
Capital contributions from non-controlling interests	2,894	—
Capital distribution to non-controlling interests	(397)	—
Repurchase of shares of beneficial interest	—	(767)
Net cash provided by financing activities	47,465	3,064

Net (decrease) increase in cash and cash equivalents	(45,632)	32,564
Cash and cash equivalents at beginning of period	78,245	44,025
Cash and cash equivalents at end of period	$32,613	$76,589
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,316	$109
Taxes paid	$3	$—

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 1 — Organization and Background

BRT Realty Trust (“BRT” or the “Trust”) is a business trust organized in Massachusetts.  BRT (i) originates and holds for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States, (ii) began participating, in fiscal 2012, as an equity investor in joint ventures that own and operate multi-family properties and (iii) owns and operates commercial and mixed use real estate assets, and in particular, development properties located in Newark, New Jersey.

The loans we originate generally have relatively high yields and are short-term or bridge loans with a duration ranging from six months to one year, with up to a one year extension in certain cases. Our policy is to lend at a floating rate of interest based on a spread over the prime rate, with a stated minimum rate, though we originate fixed rate loans as circumstances dictate.

The Trust generally contributes 80% of the equity in each multi-family property acquisition.

The Trust conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2012 and for the three months ended December 31, 2012 and 2011 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current period’s presentation.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries, and its majority owned or controlled real estate entities and its interests in variable interest entities in which the Trust is determined to be the primary beneficiary. Material intercompany balances and transactions have been eliminated.

RBH-TRB Newark Holdings LLC, referred to herein as the Newark Joint Venture, was determined to be a Variable Interest Entity (“VIE”) because the total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support by its equity holders. The Trust was determined to be the primary beneficiary of this joint venture because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.

Note 2 - Basis of Preparation (Continued)

The Trust’s consolidated joint ventures that own multi-family properties were determined to be VIE’s because the voting rights of some equity investors are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. In addition, substantially all of the entity’s activities either involve or are conducted on behalf of the investor that has disproportionately few voting rights.

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

With respect to its unconsolidated joint ventures, in which (i) the Trust is primarily the managing member but does not exercise substantial operating control over these entities or the Trust is not the managing member and (ii) such entities are not VIE’s, the Trust has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Note 3 - Equity

Common Share Dividend Distribution

During the quarter ended December 31, 2012, the Trust did not declare a dividend on its shares.

Restricted Shares

The Trust’s 2012 Incentive Plan, approved by its shareholders in January 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing.  A maximum of 600,000 shares may be issued pursuant to such plan.  An aggregate of 580,180 shares of restricted stock have been granted pursuant to the Trust’s 2003 and 2009 equity incentive plans (collectively, the “Prior Plans”) and had not vested as of December 31, 2012.  No awards had been granted under the 2012 Plan as of December 31, 2012, and no additional awards may be granted under the Prior Plans.  The restricted shares that have been granted under the Prior Plans vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheet until they vest, but are included in the earnings per share computation.   The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the three months ended December 31, 2012 and 2011 the Trust recorded $193,000 and $210,000 of compensation expense respectively.  At December 31, 2012, $1,677,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2.5 years.

Note 3 — Equity (Continued)

Per Share Data

Basic (loss) earnings per share attributable to holders of shares of beneficial interest was determined by dividing net (loss) income for the period by the weighted average number of common shares outstanding during each period.

Diluted (loss) earnings per share attributable to holders of shares of beneficial interest reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that shared in the earnings of the Trust.

Basic and diluted shares outstanding for the three months ended December 31, 2012 and 2011 were 14,053,362 and 13,982,164, respectively.

Note 4 - Real Estate Properties

A summary of real estate properties owned is as follows (dollars in thousands):

	September 30, 2012 Balance	Additions	Costs Capitalized and Improvements	Depreciation, Amortization and other reductions	December 31, 2012 Balance

Shopping centers/Retail	$2,749	—	—	$(26)	$2,723
Coop condo apartments	250	—	—	(7)	243
Commercial / mixed use (a)	61,808	—	$7,997	(153)	69,652
Multi Family (b)	117,538	$57,400	998	(1,104)	174,832
Land	7,972	—	—	—	7,972
Total real estate properties	$190,317	$57,400	$8,995	$(1,290)	$255,422

a)  Represents the real estate assets of the Newark Joint Venture, a consolidated VIE which owns operating and development properties in Newark, NJ.  These properties contain a mix of office, retail space, charter schools and surface parking.  Certain of these assets are subject to  blanket  mortgages  aggregating $20,100,000,  held  by  the  Trust,  which  are  eliminated  in consolidation.  Several of the assets are also encumbered by other mortgages which are discussed in Note 8 Debt Obligations — Mortgages Payable.

b)  In the quarter ended December 31, 2012, the Trust purchased through consolidated joint ventures in which the Trust has an 80% or 90% equity interest, the following multi-family properties (dollars in thousands):

Location	Purchase Date	Number of Units	Contract Purchase Price	Acquisition Mortgage Debt	BRT Equity	Property Acquisition Costs
North Charleston, SC	10/4/12	208	$21,500	$17,716	$4,410	$213
Cordova, TN	11/15/12	464	25,450	19,248	6,220	386
Decatur, GA	11/19/12	212	10,450	8,046	3,396	231
		884	$57,400	$45,010	$14,026	$830

Note 5 - Real Estate Loans

Information relating to real estate loans, all of which are earning interest, is summarized as follows (dollars in thousands):

	December 31, 2012		September 30, 2012
Property Type	Real Estate Loans	Percent	Real Estate Loans	Percent

Multi-family residential	$31,283	45%	$35,096	95%
Hotel	15,695	22%	—	—
Parking facility	14,269	20%	—	—
Retail	10,010	13%	2,000	5
	71,257	100%	37,096	100%
Deferred fee income	(1,056)		(512)
Real estate loans, net	$70,201		$36,584

At December 31, 2012, three separate borrowers had three loans outstanding that in the aggregate were in excess of 10% of total loans. Information regarding these loans are set forth in the table below (dollars in thousands):

Property Type	Gross Loan Balance	% of Gross Loans	% of Assets	State	Status

Multi-Family	$14,734	20.7%	3.4%	GA	Performing
Parking Facility	$14,269	20.0%	3.3%	NY	Performing
Hotels	$14,100	19.8%	3.3%	NY	Performing

Substantially all of the Trust’s loan portfolio consists of senior mortgage loans secured by real properties, 57% of which are located in New York, 21% in Georgia, 10% in Maryland, and 12% in three other states.

On December 5, 2012, the Trust originated a loan in the amount of $21,174,000.  Gould Investors L.P., a related party, participated in this loan on a pari passu basis and holds a $6,905,000 interest in this loan.  The Trust retained a $14,269,000 interest in this loan.

Note 6 - Allowance for Possible Losses

At December 31, 2012 and September 30, 2012 the Trust did not have an allowance for possible loan losses.

Note 7 — Available-For-Sale Securities

Information regarding our available-for-sale securities is set forth in the table below (dollars in thousands):

	December 31, 2012	September 30, 2012
Cost basis	$789	$789
Unrealized gains	477	499
Unrealized losses	(40)	(39)
Market value	$1,226	$1,249

Note 7 — Available-For-Sale Securities (Continued)

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

Note 8 — Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	December 31, 2012	September 30, 2012

Line of credit	—	—
Junior subordinated notes	$37,400	$37,400
Mortgages payable	214,810	169,284
Total debt obligations	$252,210	$206,684

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

For the three months ended December 31, 2012 and 2011, interest expense, which includes fee amortization with respect to the facility, was $38,000 and $37,000, respectively.  At December 31, 2012 and September 30, 2012, there were no outstanding balances on this facility.

Note 8 — Debt Obligations (Continued)

Junior Subordinated Notes

At December 31, 2012 and September 30, 2012, the Trust’s junior subordinated notes had an outstanding principal balance of $37,400,000.  The interest rates on the outstanding notes is set forth in the table below:

Interest Period	Interest Rate
March 15, 2011 through July 31, 2012	3.00%
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	Libor + 2.00%

Interest expense relating to the junior subordinated notes for the three months ended December 31, 2012 and 2011 was $458,000 and $281,000, respectively.  Amortization of the deferred costs, which is a component of interest expense on borrowed funds, was $5,000 for both the three months ended December 31, 2012 and 2011.

Mortgages Payable

The Trust had the following obligations outstanding as of the dates indicated all of which are secured by the underlying real property (dollars in thousands):

Property	December 31, 2012	September 30, 2012	Rate	Maturity
Yonkers, NY	$1,932	$1,954	5.25%	April 2022
Palm Beach Gardens, FL	45,200	45,200	3.78%	April 2019
Melboune, FL	7,680	7,680	3.98%	April 2019
Marietta, GA	7,443	6,462	6.50%	February 2015
Lawrenceville, GA	4,687	4,687	4.49%	March 2022
Collierville, TN	25,680	25,680	3.91%	July 2022
North Charleston, SC	17,716	—	3.79%	November 2022
Cordova, TN	19,248	—	3.71%	December 2022
Decatur, GA	8,046	—	3.74%	December 2022
65 Market St—Newark, NJ	900	900	7.00%	January 2015
909 Broad St—Newark, NJ	6,084	6,132	6.00%	August 2030
Teachers Village—Newark, NJ(1)	2,738	2,738	17%	March 2013
Teachers Village—Newark, NJ(2)	22,748	22,748	5.50%	December 2030
Teachers Village—Newark, NJ	4,250	4,250	3.46%	February 2032
Teachers Village—Newark, NJ	979	988	2.00%	February 2022
Teachers Village—Newark, NJ	994	1,380	2.50%	February 2014
Teachers Village—Newark, NJ	1,832	1,832	(3)	February 2034
Teachers Village—Newark, NJ	15,700	15,700	Libor + 3.00%	August 2019
Teachers Village—Newark, NJ	5,250	5,250	3.28%	September 2042
Teachers Village—Newark, NJ	13,491	13,491	8.65%	December 2023
Teachers Village—Newark, NJ	2,212	2,212	(4)	August 2034
	$214,810	$169,284

Note 8 — Debt Obligations (Continued)

(1)                                 As of December 31, 2012 and September 30, 2012, respectively, the Trust had guaranteed $685,000 of this mortgage obligation.

(2)                                 TD Bank has the right, in 2018, to require subsidiaries of the Newark Joint Venture to repurchase such debt. If such right is exercised, such subsidiaries will be required to refinance such debt. The stated interest rate is 5.5% per year; however, the United States Treasury Department is reimbursing the interest at the rate of 4.99% per year under the Qualified School Construction Bond program and accordingly, the effective rate of interest thereon until 2018 is 0.51% per year.

(3)                                 The debt is to be serviced in full by annual payment-in-lieu of taxes (“PILOT”) of $256,000 in 2013 increasing to approximately $281,000 at maturity. This obligation is not secured by real property.

(4)                                 The debt is to be serviced in full by annual PILOT payments of $311,000 in 2013 increasing to approximately $344,000 at maturity.

Note 9 — Deferred Income (New Markets Tax Credit Transaction)

On September 11, 2012 and February 3, 2012 special purpose subsidiaries of the Newark Joint Venture entered into transactions with affiliates of Goldman Sachs (“Goldman”) related to the Teacher’s Village project and received proceeds related to NMTC’s the project qualified for. The NMTC program was enacted by Congress to serve low-income and distressed communities by providing investors with tax credit incentives to make capital investments in those communities. The program permits taxpayers to claim credits against their Federal income tax for up to 39% of qualified investments.

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

Included in deferred income on the Trust’s consolidated balance sheet at December 31, 2012 and September 30, 2012 is $25,848,000 of the Goldman contribution, which is net of fees. This amount will be recognized into income when the obligation to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), is eliminated. Risks of non-compliance include recapture (i.e. reversal of the benefit of the tax credit and the related indemnity obligation of the Newark Joint Venture). The tax credits are subject to recapture for a seven year period as provided in the Code.

Costs incurred in structuring these transactions are deferred and will be recognized as an expense based on the maturities of the various mortgage financings related to the NMTC transaction.  At December 31, 2012 and September 30, 2012 these costs totaled $9.8 million and $10.1 million, respectively.

The Trust determined that these special purpose entities are VIE’s. The VIE’s ongoing activities, which include collecting and remitting interest and fees and NMTC compliance, were all considered in the design of the special purpose entities and are not anticipated to affect the economic performance during the life of the VIE’s.

Note 9 — Deferred Income (New Markets Tax Credit Transaction) (Continued)

Management considered the obligation to deliver tax benefits and provide guarantees to Goldman and the Trust’s obligations to absorb the losses of the VIE. Management also considered Goldman’s lack of a material interest in the underlying economics of the project. Management concluded that the Trust is the primary beneficiary and has therefore consolidated the VIE’s.

Note 10 - Segment Reporting

Management has determined that it operates in three reportable segments: (i) a loan and investment segment which includes the origination and servicing of our loan portfolio and its investments, (ii) a multi-family property segment which includes the ownership and operation of its multi-family properties; and (iii) a commercial and mixed use real estate segment which includes the operation and disposition of the Trust’s other real estate assets and in particular, the Newark Joint Venture.  Due to the addition of the multi-family properties in fiscal 2012 and 2013, the Trust changed the manner in which general and administrative expenses and general corporate debt is allocated to the segments.  Management determined it would be more appropriate to allocate these expenses based on the amount of equity invested rather than on the total assets of each segment as was previously done.  The prior period has been changed to reflect the new allocation of these expenses.

The following table summarizes our segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended December 31, 2012
	Loan and Investment	Multi- Family Real Estate	Other Real Estate	Total
Rental and other revenues from real estate properties	—	$4,950	$690	$5,640
Interest and loan fee income	$1,879	––	––	1,879
Other income	442		290	732
Total revenues	2,321	4,950	980	8,251

Interest expense	357	1,487	1,102	2,946
Advisors fee, related party	186	134	54	374
General and administrative expenses	1,285	396	182	1,863
Property acquisition costs	—	878	—	878
Operating expenses relating to real estate properties	—	2,300	846	3,146
Depreciation and amortization	—	1,104	183	1,287
Total expenses	1,828	6,299	2,367	10,494

Total revenues less total expenses	493	(1,349)	(1,387)	(2,243)

Equity in earnings of unconsolidated ventures	—	—	61	61
Income (loss) from continuing operations	493	(1,349)	(1,326)	(2,182)
Plus: net loss attributable to non-controlling interests	—	111	767	878
Net income (loss) attributable to common shareholders	$493	$(1,238)	$(559)	$(1,304)

Segment assets at December 31, 2012	$102,255	$183,485	$146,603	$432,343

Note 10 -Segment Reporting (Continued)

The following table summarizes our segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended December 31, 2011
	Loan and Investment	Real Estate	Total

Interest and loan fee income	$2,252	—	$2,252
Rental and other revenues from real estate properties	––	$768	768
Other income	134	––	134
Total revenues	2,386	768	3,154

Interest expense	275	192	467
Advisors fees, related party	84	87	171
General and administrative and other expenses	1,426	248	1,674
Operating expenses related to real estate properties	—	786	786
Depreciation and amortization	—	184	184
Total expenses	1,785	1,497	3,282

Total revenues less total expenses	601	(729)	(128)

Equity in (loss) earnings of unconsolidated ventures	(142)	67	(75)
Loss on sale of available-for-sale securities	(18)		(18)
Gain on sale of loan	3,192	—	3,192
Income (loss) from continuing operations	3,633	(662)	2,971

Discontinued operations:
Gain on sale of real estate assets	—	490	490

Net income (loss)	3,633	(172)	3,461
Plus net loss attributable to non-controlling interests		413	413
Net income attributable to common shareholders	3,633	241	3,874

Segment assets at December 31, 2011	$129,867	$68,435	$198,302

Note 11 — Fair Value of Financial Instruments

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

Real estate loans:  The earning mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market interest rates between 12% and 12.5%.  The earning mortgage loans of the Trust which have fixed rate provisions have an estimated fair value of $11,000 greater than their carrying value assuming a market rate of interest of 12% which we believe reflect institutional lender yield requirements.

Junior subordinated notes: At December 31, 2012, the estimated fair value of the Trust’s junior subordinated notes is lower than their carrying value by approximately $20,300,000 based on a market interest rate of 6.30%.

Mortgages payable:  At December 31, 2012, the estimated fair value of the Trust’s mortgages payable is greater than their carrying value by approximately $2,530,000 assuming market interest rates between 3.12% and 17%.  Market interest rates were determined using rates which we believe reflect institutional lender yields requirements.

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

Note 11 — Fair Value of Financial Instruments (Continued)

Set forth below is information regarding the Trust’s financial assets measured at fair value as of December 31, 2012 (dollars in thousands):

	Carrying and	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2

Financial Assets:
Available-for-sale equity securities	$1,226	$1,226	—
Interest rate cap	5	—	$5
Financial Liabilities:
Interest rate swap	$93	—	$93

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

Derivative financial instrument:  Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At December 31, 2012, this derivative is included in accounts payable and accrued liabilities on the consolidated balance sheet.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  As of December 31, 2012, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 12 — Derivative Financial Instruments

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income on our consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  In March 2012, the Trust entered into an interest rate swap agreement used to hedge the variable cash flows associated with existing variable-rate debt.

Note 12 — Derivative Financial Instruments (Continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Trust’s variable-rate debt.

As of December 31, 2012, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional	Rate	Maturity

Interest Rate Swap	$1,954	5.25%	April 1, 2022

The table below presents the fair value of the Trust’s derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Liability Derivatives as of:

December 31, 2012		September 30, 2012
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$5	Other assets	$10
Accounts payable and accrued liabilities	$93	Accounts payable and accrued liabilities	$104

The following table presents the effect of the Trust’s derivative financial instrument on the consolidated statements of comprehensive (loss) income for the three months ended December 31, 2012 (dollars in thousands):

Three Months Ended December 31, 2012
Amount of gain recognized on derivative in Other Comprehensive Income	$2
Amount of loss reclassified from Accumulated Other Comprehensive Income into Interest Expense	$(9)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three months ended December 31, 2012.  During the twelve months ending December 31, 2013, the Trust estimates an additional $36,000 will be reclassified from other comprehensive income as an increase to interest expense.

Credit-risk-related Contingent Features

The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

As of December 31, 2012, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $93,000.  As of December 31, 2012, the Trust has not posted any collateral related to this agreement.  If the Trust had been in breach of this agreement at December 31, 2012, it could have been required to settle it obligations thereunder at its termination value of $93,000.

Note 13 — New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASC”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This update provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy. This update was effective for the Trust’s interim and annual reporting beginning January 1, 2012 and did not have a material impact on its financial condition, results of operations, or disclosures.

In June 2011, the FASB issued ASC No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This update requires the presentation of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. This update was effective for the Trust’s interim and annual reporting beginning on January 1, 2012, and did not have a material impact on its financial condition, results of operations, or disclosures.

Note 14 — Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2012 that warrant additional disclosure, have been included in the notes to the consolidated financial statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions or variations thereof.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read “item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012.

Overview

We are a real estate investment trust, also known as a REIT. We operate in three business segments: real estate lending, ownership and operation of multi-family properties, and ownership and operation of other real estate assets.

Our lending activities involve originating and holding for investment senior mortgage loans secured by commercial and multi-family real estate property in the United States. Revenues are generated from the interest income (i.e., the interest borrowers pay on our loans) and to a lesser extent, loan fee income generated on the origination and extension of loans and investment income from securities transactions.

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

Our ownership and operation of other real estate assets is comprised principally of the activities of the Newark Joint Venture and to a lesser extent, the ownership and operations of various real estate assets located in New York and Florida. The Newark Joint Venture is engaged in the development of properties in downtown Newark, NJ. The properties are to be developed for educational, commercial, retail and residential use. The Newark Joint Venture is currently developing a project known as “Teachers Village”—the project currently involves five buildings, in various stages of construction and pre-construction, which are to be used for charter schools, retail space and residential units. The venture is currently unprofitable and it is anticipated that the activities will continue to be unprofitable at least until the Teacher’s Village is constructed and reasonable occupancy levels achieved. The venture requires substantial third party funding (including tax credits and financing provided by governmental authorities) for its development activities—no assurance can be given that sufficient funding will be available and even if sufficient funding is obtained and construction completed, that such development activities will ever by profitable to us.

The following table sets forth (i) the impact of these lines of business on our total revenues and net income attributable to common shareholders for the periods indicated and (ii) our total assets applicable to each segment for the periods indicated (dollars in thousands):

	Three Months Ended December 31,
	2012		2011
		Net Income (Loss) Attributable		Net Income (Loss) Attributable	Segment Assets at
	Total	to Common	Total	to Common	December 31,
	Revenues	Shareholders	Revenues	Shareholders	2012	2011
Loan and investment	$2,321	$493	$2,386	$3,633	$102,252	$129,867
Multi-family real estate	4,950	(1,238)	—	—	183,485	—
Other real estate	980	(559)	768	241	146,603	68,435

Net income attributable to common shareholders decreased by $5.2 million or 133.7% from $3.9 million in the three months ended December 31, 2011 to a loss of $1.3 million in the three months ended December 31, 2012. The decrease is due primarily to the inclusion (i) in the quarter ended December 31, 2011 of a $3.2 million gain on the sale of a loan in our loan and investment segment and a $490,000 gain on the sale of a property in our other real estate segment and (ii) in the quarter ended December 31, 2012,  a $1.24 million loss sustained in our multi- family property segment.

Contributing to the net loss sustained in our multi-family activities were, among other things, property acquisition costs of $878,000  with respect to the three multi-family properties acquired in the current fiscal quarter and a fourth property which has not yet closed and $1.1 million of non-cash depreciation and amortization expense. Depreciation and amortization expense will continue to negatively impact the operating results of our multi-family property segment.

The following highlights our activities during the three months ended December 31, 2012 and our financial condition as of such date:

•                  we acquired three multi-family properties with an aggregate of 884 units for an aggregate purchase price of $57.4 million (excluding acquisition costs of $830,000 and including an aggregate of $45.5 million of mortgage debt);

•                  we originated $42.8 million of mortgage loans in the first three months of fiscal 2013 compared to $25.5 million in the first three months of fiscal 2012;

•                  at December 31, 2012, our net loan portfolio totaled $70.2 million - all of the loans in the portfolio are performing; and

•                  at December 31, 2012 we had cash and cash equivalents and available-for-sale securities of $33.8 million.

Results of Operations — Three months ended December 31, 2012 compared to the three months ended December 31, 2011

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended
	December 31,		Increase	%
(Dollars in thousands):	2012	2011	(Decrease)	Change
Interest and fees on real estate loans	$1,879	$2,252	$(373)	16.6%
Rental and other revenue from real estate properties	5,640	768	4,872	634.9%
Recovery of previously provided allowances	422	7	415	N/A
Other income	310	127	183	145.4%
Total revenues	$8,251	$3,154	$5,097	161.5%

Interest and fees on real estate loans.  The decrease is due to a $20.2 million decrease in the weighted average balance of earning loans outstanding which resulted in a decline of $631,000 in interest income.  Though we originated in excess of $42 million of new loans in the first quarter of 2013, the average weighted balance of our loan portfolio declined primarily because such loans were originated towards the end of the quarter.  The decrease was partially offset by a $179,000 increase in interest income resulting from an increase in the weighted average interest rate on the portfolio from 11.46% to 12.67% and a $78,000 net increase in loan fee income.  The increase in the interest rate on the portfolio was due to the payoff of a lower interest rate loan.  Loan fees increased due to amortization of loan fees resulting from a larger loan portfolio and fees recognized on expired commitments; the loan fee increase was partially offset by a decline in extension and other fees.

Rental and other revenue from real estate properties.  The increase is primarily due to the inclusion of $3.68 million of rental revenue from five multi-family residential properties we acquired in fiscal 2012 and $1.27 million of rental revenue from three multi-family properties acquired in the first quarter of fiscal 2013.  The increase was partially offset by an approximate $68,000 decline in rental revenue from reduced occupancy at our Newark Joint Venture properties.  These are developments sites and accordingly, leasing space at such properties is difficult.

Recovery of previously provided allowances. The increase is due to the inclusion of $419,000 recovery relating to a loan charged off in a prior period.

Other income. The increase is the result of a U.S. Treasury subsidy which covers approximately 90% of the interest payments with respect to qualified school construction bonds (“QSCB’s”) with a principal amount of approximately $22.7 million issued by the Newark Joint Venture. We anticipate this subsidy, in the annual amount of approximately $1.2 million, will continue until at least 2018.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended December 31,		Increase	%
(Dollars in thousands)	2012	2011	(Decrease)	Change
Interest expense	$2,946	$467	$2,479	530.6%
Advisor’s fees, related party	374	171	203	118.4%
General and administrative	1,863	1,674	189	11.2%
Property acquisition costs	878	—	878	N/A
Operating expenses relating to real estate properties	3,146	786	2,360	300.3%
Depreciation and amortization	1,287	184	1,103	601.2%
Total expenses	$10,494	$3,282	$7,212	219.7%

Interest expense. The increase is primarily attributable to the following factors: (i) $1.0 million is due to mortgages on the five multi-family residential properties acquired in fiscal 2012 and $297,000 on three properties acquired in the first quarter of fiscal 2013; (ii) $918,000 is due to the Newark Joint Venture’s financing transactions; and (iii) $178,000 is due to the increase in August 2012 of the interest rate on the junior subordinated notes from 3% to 4.9%.  We estimate that interest expense in fiscal 2013 attributable to our eight multi-family properties, the Newark Joint Venture’s 2012 financings and the junior subordinated notes, will be approximately  $12.2 million. Capitalized interest was $604,000 and $311,000 for the periods ended December 31, 2012 and 2011, respectively.

Advisor’s fees, related party.  The fee is calculated based on invested assets which increased primarily due to the purchase of eight multi-family properties over the last twelve months.

Property acquisition costs. The costs are primarily associated with the purchase of three multi-family properties in the quarter ended December 31, 2012. Such costs included acquisition fees to our joint venture partners, brokerage fees, and legal, due diligence and other transactional costs and expenses.

General and administrative.  The increase is due primarily to increased professional fees associated with recent joint venture activities, litigation relating to the recovery of funds on a loan that was charged off in a prior fiscal year and to the inclusion of the $50,000 fee payable quarterly to the chairman of our board of trustees.

Operating expenses relating to real estate properties.  The increase is due primarily to the acquisition, in the previous twelve months, of eight multi-family residential properties.

Depreciation and amortization.  The increase is due primarily to the acquisition in the previous twelve months.

Other revenue and expense items

Equity in earnings (loss) of unconsolidated ventures.  The increase is due primarily to the inclusion of  a loss in the quarter ended December 31, 2011 from the write off of capitalized costs related to a joint venture that ceased operations in November 2011.

Gain on sale of loan. In October 2011, pursuant to a federal bankruptcy court approved plan of reorganization, we and our loan participant sold the rights to a loan, for net proceeds of approximately $23.5 million.  We recognized a $3.2 million gain on the sale, representing our 50% interest in this loan.

Discontinued operations

In the three months ended September 30, 2011, discontinued operations consisted of gain on the sale of one vacant cooperative apartment in New York City.  There were no discontinued operations in the quarter ended December 31, 2012.

Liquidity and Capital Resources

We require funds to acquire properties, fund loan originations, repay borrowings, pay operating expenses, and with respect to the Newark Joint Venture, to fund operating losses and a third development phase.  Our current sources of liquidity consist primarily of our cash and up to $10 million that we may borrow on an unsecured basis for up to 90 days pursuant to our credit facility. At December 31, 2012, our liquidity (excluding $49.6 million in restricted cash-construction holdback which is to be used by the Newark Joint Venture) was approximately $42.6 million.  At January 31, 2012 our liquidity was approximately $31 million, which consisted of $21 million of cash and $10 million available on the credit facility.

Multi-Family Residential Properties

We anticipate that the debt service that becomes payable during 2013 through 2015 for our eight multi-family properties and the operating expenses of these properties will be funded from the rental revenues generated therefrom. The mortgage debt with respect to these properties is non-recourse to (i) the joint venture that owns the property, subject to standard carve-outs and (ii) us and our subsidiary holding our interest in the joint venture.

Newark Joint Venture

The Newark Joint’s Venture’s current capital resource and liquidity requirements through September 2015 are primarily construction and related costs and debt service associated with the first and second phases of the Teacher’s Village project which contemplate the construction of five buildings. We anticipate that the construction and associated costs for these phases of the Teachers Village project will be funded by the $49.6 million reflected as restricted cash-construction holdback on our consolidated balance sheet, which funds are to be released to the venture from time to time upon satisfaction of specified construction and permitting related conditions.

We anticipate that the debt service payable from 2013 through 2015 and the estimated operating expenses for such years for the first and second phase of the Teacher’s Village project, will be paid from existing interest reserves, a US Treasury interest subsidy on the qualified school construction bonds, New Jersey tax credits, the refinancing of approximately $ 3.6 million of short term debt, funds generated from the operations of such properties and capital contributions from the members of the Newark Joint Venture.  After giving effect to the $2.4 million of rental revenues to be generated from the in-place lease agreements with the three charter schools and a day-care center, the Newark Joint Venture estimates that it will require at least an additional $7 million in rental payments from retail tenants and residential tenants at the Teachers Village buildings to cover debt service and operating expenses for 2014 and 2015. While the Newark Joint Venture has commenced marketing the retail space at these buildings, there is no assurance that the venture will be able to lease such space and that if leased, the rental payments therefrom and from rental revenues from the residential units (for which marketing has not commenced) will be sufficient to cover debt service and operating expenses.

The Newark Joint Venture is currently seeking up to $30 million in financing from public and private sources to fund the third phase of the Teachers Village project.   This third phase contemplates the construction of up to three additional buildings containing a mix of residential and retail space.  No assurance can be given that the Newark Joint Venture will obtain the necessary financing on acceptable terms or if such financing is obtained, that such project will be profitable for us.

We believe we have sufficient funds to meet our operating expenses in 2013 and to fund any capital contributions required by the general operations of Newark Joint Venture and our multi-family properties. We also have funds available to engage in our lending business and to make property acquisitions. The extent of our ability to engage such activities is limited by our available cash and, in the case of loan origination activities, by our (i) ability to sell participating interests in such loans and (ii) ability or willingness to use our credit facility, and in the case of our multi-family property activities, the availability of mortgage debt to finance such acquisitions

Credit Facility

A subsidiary of ours is able, pursuant to a senior secured revolving credit facility, to borrow up to an aggregate of $25 million to originate loans. The subsidiary may borrow (i) on an unsecured basis, $10 million for up to 90 days and (ii) on a secured basis, up to the lesser of $25 million and the borrowing base. The borrowing base is generally equal to 40% to 65% (depending on, among other things, the type of property secured by eligible mortgage receivables acceptable to the lender as collateral and the operating income of the related property) of such receivables. Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures June 21, 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at our option into an 18 month term loan. We have guaranteed the payment and performance of our subsidiary’s obligations under the facility. The credit facility, among other things, requires us to maintain specified net worth and liquidity levels, requires the subsidiary to maintain specified debt service coverage and collateral coverage ratios, and limits our and our subsidiary’s ability to incur debt.

At each of December 31, 2012 and January 31, 2013, no amount was outstanding under the facility and the maximum amount we could borrow was $10 million for 90 days.

Cash Distribution Policy

At December 31, 2012, we had approximately $56 million of net operating loss carry forwards available to offset future income. It therefore is highly unlikely that we will pay or, to maintain our REIT status, be required to pay any dividend in 2013 and for several years thereafter.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity.  Our interest income is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate.   At December 31, 2012, approximately 86% the principal amount of our outstanding mortgage loans were comprised of variable rate based loans tied to  the prime rate and with a stated minimum interest rate.   When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables as of December 31, 2012 and believe that a one percent increase in interest rates would have a positive annual effect of approximately $430,000 on income before taxes and a one percent decline in interest rates would have no annual effect on income before taxes because all of our variable rate loans have a stated minimum rate.

As of December 31, 2012, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At December 31, 2012, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have increased by approximately $123,000. If there had been a 1% decrease in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have decreased by approximately $120,000. These changes would not have any impact on our net income or cash.

Our mortgage debt (excluding a mortgage subject to an interest rate swap agreement) and our junior subordinated notes, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under such indebtedness.

As of December 31, 2012, 57% of our loan portfolio was secured by properties located in the New York metropolitan area, 21% in Georgia, 10% in Michigan and 12% in other states and we are therefore subject to risks associated with the economics in these areas.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2011, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which we may, through September 2013, expend up to $2,000,000 to acquire our common shares.  There were no share purchases effected in the quarter ended December 31, 2012.

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

BRT REALTY TRUST

(Registrant)

February 7, 2013	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

February 7, 2013	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)