Form 10-Q
period 2013-03-31
BRT REALTY TRUST
filed 2013-05-09
CIK 14846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

14,162,837 Shares of Beneficial Interest,

$3 par value, outstanding on May 3, 2013

BRT REALTY TRUST AND SUBSIDIARIES

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
Real estate properties net of accumulated depreciation and amortization of $7,684 and $4,787	$269,014	$190,317

Real estate loans, all earning interest	91,476	37,096
Deferred fee income	(1,051)	(512)
Real estate loans, net	90,425	36,584

Cash and cash equivalents	16,634	78,245
Restricted cash — construction holdbacks	40,587	55,252
Available-for-sale securities at fair value	325	1,249
Deferred costs, net	12,207	12,337
Prepaid expenses	4,464	5,978
Other assets	6,569	5,994
Total Assets	$440,225	$385,956
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$220,755	$169,284
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	3,649	4,298
Deposits payable	2,615	2,108
Deferred income	25,848	25,848
Total Liabilities	290,267	238,938

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,535 and 13,473 issued	40,606	40,420
Additional paid-in capital	165,402	165,258
Accumulated other comprehensive (loss) income	(30)	356
Accumulated deficit	(72,879)	(72,585)
Total BRT Realty Trust shareholders’ equity	133,099	133,449
Non-controlling interests	16,859	13,569
Total Equity	149,958	147,018
Total Liabilities and Equity	$440,225	$385,956

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues:
Rental and other revenue from real estate properties	$6,866	$1,019	$12,506	$1,787
Interest and fees on real estate loans	2,966	2,202	4,845	4,454
Recovery of previously provided allowances	—	3	422	10
Other income	314	463	624	590
Total revenues	10,146	3,687	18,397	6,841
Expenses:
Interest expense	2,661	875	5,607	1,342
Advisor’s fees, related party	443	273	817	444
General and administrative—including $198 and $232 to related party for the three months ended and $403and $481 for the six months ended	1,721	2,006	3,584	3,680
Property acquisition costs	160	1,793	1,038	1,793
Operating expenses relating to real estate properties	3,417	959	6,563	1,745
Depreciation and amortization	1,618	180	2,905	364
Total expenses	10,020	6,086	20,514	9,368
Total revenues less total expenses	126	(2,399)	(2,117)	(2,527)
Equity in earnings (loss) of unconsolidated ventures	68	(40)	129	(115)
Gain on sale of available-for-sale securities	482	342	482	324
Gain on sale of loan	—	—	—	3,192
Income (loss) from continuing operations	676	(2,097)	(1,506)	874
Discontinued operations:
Gain on sale of real estate assets	—	—	—	490
Net income (loss)	676	(2,097)	(1,506)	1,364
Plus: net loss attributable to non-controlling interests	334	1,069	1,212	1,482
Net income (loss) attributable to common shareholders	$1,010	$(1,028)	$(294)	$2,846

Basic and diluted per share amounts attributable to common shareholders:
Income (loss) from continuing operations	$.07	$(.07)	$(.02)	$.17
Discontinued operations	—	—	—	.03
Basic and diluted income (loss) per share	$.07	$(.07)	$(.02)	$.20

Amounts attributable to BRT Realty Trust:
Income (loss) from continuing operations	$1,010	$(1,028)	$(294)	$2,356
Discontinued operations	—	—	—	490
Net income (loss)	$1,010	$(1,028)	$(294)	$2,846

Weighted average number of common shares outstanding:
Basic and diluted	14,170,229	14,050,088	14,111,153	14,015,940

Continued on Next Page

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income (loss)	$676	$(2,097)	$(1,506)	$1,364
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(392)	(79)	(415)	297
Unrealized gain (loss) on derivative instruments	18	(27)	29	(27)
Other comprehensive (loss) income	(374)	(106)	(386)	270
Comprehensive income (loss)	302	(2,203)	(1,892)	1,634
Comprehensive loss attributable to non-controlling interests	337	1,065	1,216	1,478
Comprehensive income (loss) attributable to common shareholders	$639	$(1,138)	$(676)	$3,112

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Six Months Ended March 31, 2013

(Unaudited)

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2012	$40,420	$165,258	$356	$(72,585)	$13,569	$147,018
Restricted stock vesting	186	(186)	—	—	—	—
Compensation expense — restricted stock	—	330	—	—	—	330
Contributions from non-controlling interests	—	—	—	—	5,191	5,191
Distributions to non-controlling interests	—	—	—	—	(689)	(689)
Net loss	—	—		(294)	(1,212)	(1,506)
Other comprehensive loss	—	—	(386)	—	—	(386)
Comprehensive loss						(1,892)
Balances, March 31, 2013	$40,606	$165,402	(30)	$(72,879)	$16,859	$149,958

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	(1,506)	$1,364
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Recovery of previously provided allowances	(422)	(10)
Depreciation and amortization	3,727	611
Amortization of deferred fee income	(791)	(817)
Amortization of restricted stock	330	391
Gain on sale of real estate assets from discontinued operations	—	(490)
Gain on sale of available-for-sale securities	(482)	(324)
Gain on sale of loan	—	(3,192)
Equity in (earnings) loss of unconsolidated joint ventures	(129)	115
Distribution of earnings of unconsolidated joint ventures	90	355
Change in straight line rent	7	16
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in interest and dividends receivable	(550)	254
Decrease in prepaid expenses	7	120
Decrease in prepaid interest	1,507	165
Decrease in accounts payable and accrued liabilities	(113)	(2,058)
Decrease in deferred costs	(430)	(33)
Increase in security deposits and other receivables	(286)	(2,940)
Other	282	(8)
Net cash provided by (used in) operating activities	1,241	(6,481)
Cash flows from investing activities:
Collections from real estate loans	8,658	71,499
Additions to real estate loans	(63,038)	(66,099)
Loan loss recoveries	422	10
Additions to real estate properties	(64,600)	(68,650)
Net costs capitalized to real estate owned	(16,559)	(4,365)
Net change in restricted cash - construction holdbacks	14,665	(33,064)
Collection of loan fees	1,330	1,544
Proceeds from sale of real estate owned	24	516
Proceeds from sale of available-for-sale securities	991	2,513
Purchase of available-for-sale-securities	—	(1,634)
Distributions of capital of unconsolidated joint ventures	—	3,035
Contributions to unconsolidated joint ventures	—	(4,760)
Net cash used in investing activities	(118,107)	(99,455)

Continued on next page

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Dollars in Thousands)

	Six Months Ended
	March 31,
	2013	2012
Cash flows from financing activities:
Increase in mortgages payable	52,248	88,992
Mortgage principal payments	(777)	(3,103)
Increase in deferred borrowing costs	(718)	(7,110)
Capital contributions from non-controlling interests	5,191	7,375
Capital distribution to non-controlling interests	(689)	—
Proceeds from sale of New Markets Tax Credits	—	13,730
Repurchase of shares of beneficial interest	—	(879)
Net cash provided by financing activities	55,255	99,005
Net decrease in cash and cash equivalents	(61,611)	(6,931)
Cash and cash equivalents at beginning of period	78,245	44,025
Cash and cash equivalents at end of period	$16,634	$37,094
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	4,669	$1,383
Taxes paid	80	$168

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2013

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

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2013 and for the three and six months ended March 31, 2013 and 2012 reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

RBH-TRB Newark Holdings LLC, referred to herein as the Newark Joint Venture, was determined to be a Variable Interest Entity (“VIE”) because the total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support by its equity holders. The Trust was determined to be the primary beneficiary of this joint venture because it has a controlling interest in that it has the power to direct the activities of the Newark Joint Venture that most significantly impact the entity’s economic performance and it has the obligation to absorb losses of, and the right to receive benefits from, the entity that could potentially be significant to the Newark Joint Venture.

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

The Trust was determined to be the primary beneficiary of these joint ventures because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and it has the obligation to absorb losses of and the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Note 3 - Equity

Common Share Dividend Distribution

During the quarter ended March 31, 2013, the Trust did not declare a dividend to its shareholders.

Restricted Shares

The Trust’s 2012 Incentive Plan, approved by its shareholders in January 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing.  A maximum of 600,000 shares may be issued pursuant to such plan.  As of March 31, 2013, 131,475 shares have been issued pursuant to this plan. An aggregate of 495,950 shares of restricted stock have also been granted pursuant to the Trust’s 2003 and 2009 equity incentive plans (collectively, the “Prior Plans”) and had not vested as of March 31, 2013.  No additional awards may be granted under the Prior Plans.  The restricted shares that have been granted under the plans vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheet until they vest, but are included in the earnings per share computation.  The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the three months ended March 31, 2013 and 2012 the Trust recorded $137,000 and $179,000 of compensation expense, respectively, and for the six months ended March 31, 2013 and 2012, recorded $330,000 and $391,000 of compensation expense, respectively.  At March 31, 2013, $2,244,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2.87 years.

Note 3 — Equity (Continued)

Per Share Data

Basic earnings (loss) per share attributable to holders of shares of beneficial interest was determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the applicable period.

Diluted earnings (loss) per share attributable to holders of shares of beneficial interest reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that shared in the earnings of the Trust.

Basic and diluted shares outstanding for the three months ended March 31, 2013 and 2012 were 14,170,229 and 14,050,088, respectively, and for the six months ended March 31, 2013 and 2012 were 14,111,153 and 14,015,940, respectively.

Note 4 - Real Estate Properties

A summary of real estate properties owned is set forth below (dollars in thousands):

	September 30, 2012 Balance	Additions	Costs Capitalized and Improvements	Depreciation, Amortization and Other Reductions	March 31, 2013 Balance
Shopping centers/Retail	$2,749	—	—	$(52)	$2,697
Coop/Condo Apartments	250	—	—	(24)	226
Commercial/Mixed Use (a)	61,808	—	$15,127	(305)	76,630
Multi-Family (b)	117,538	$64,600	1,888	(2,537)	181,489
Land	7,972	—	—	—	7,972
Total real estate properties	$190,317	$64,600	$17,015	$(2,918)	$269,014

a)             Represents the real estate assets of the Newark Joint Venture, a consolidated VIE which owns operating and development properties in Newark, NJ.  These properties contain a mix of office, retail space, charter schools and surface parking.  Certain of these assets are subject to blanket mortgages aggregating $20,100,000, held by the Trust, which are eliminated in consolidation.  Several of the assets are also encumbered by other mortgages - see Note 8 Debt Obligations — Mortgages Payable.

b)             During the six months ended March 31, 2013, the Trust purchased, through consolidated joint ventures in which it has an 80% or 90% equity interest, the following multi-family properties (dollars in thousands):

Note 4 - Real Estate Properties (Continued)

Location	Purchase Date	Number of Units	Contract Purchase Price	Acquisition Mortgage Debt	BRT Equity	Property Acquisition Costs
North Charleston, SC	10/4/12	208	$21,500	$17,716	$4,410	$213
Cordova, TN	11/15/12	464	25,450	19,248	6,220	386
Decatur, GA	11/19/12	212	10,450	8,046	3,396	231
Panama City, FL	01/11/13	160	7,200	5,587	2,164	136
		1,044	$64,600	$50,597	$16,190	$966

Subsequent to March 31, 2013, the Trust purchased through consolidated joint ventures in which it has an 80% equity interest, the following multi-family properties (dollars in thousands):

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	BRT Equity	Estimated Acquisition Costs
Houston, TX	4/19/13	240	$16,763	$13,200	$3,723	$445
Pooler, GA	4/29/13	300	35,250	26,400	8,120	141
		540	$52,013	$39,600	$11,843	$586

Note 5 - Real Estate Loans

Information relating to real estate loans, all of which are earning interest, is summarized as follows (dollars in thousands):

	March 31, 2013		September 30, 2012
Property Type	Real Estate Loans	Percent	Real Estate Loans	Percent
Multi-family residential	$42,729	46%	$35,096	95%
Hotel	15,743	17%	—	—
Parking facility	15,148	17%	—	—
Retail	10,010	11%	2,000	5%
Land	7,846	9%	—	—
	91,476	100%	37,096	100%
Deferred fee income	(1,051)		(512)
Real estate loans, net	$90,425		$36,584

Note 5 - Real Estate Loans (Continued)

At March 31, 2013, four separate borrowers had four loans outstanding that in the aggregate were in excess of 10% of total loans. Information regarding these loans all of which are performing is set forth in the table below (dollars in thousands):

Property Type	Gross Loan Balance	% of Gross Loans	% of Assets	State
Multi-Family	$15,095	16.5%	3.4%	GA
Parking Facility	14,522	15.9%	3.3%	NY
Hotel	14,100	15.4%	3.2%	NY
Multi-Family	9,329	10.2%	2.1%	NY

Substantially all of the Trust’s loan portfolio consists of senior mortgage loans secured by real properties, 64% of which are located in New York, 17% in Georgia, 9% in Michigan, 5% in Florida and 5% in two other states.

On December 5, 2012, the Trust originated a loan in the amount of $21,174,000.  Gould Investors L.P., a related party, participated in this loan on a pari passu basis and holds a $6,905,000 interest in this loan.  The Trust retained a $14,269,000 interest in this loan.

Note 6 - Allowance for Possible Loan Losses

At March 31, 2013 and September 30, 2012 the Trust did not have an allowance for possible loan losses, as all loans are performing in accordance with their respective loan agreements and management has determined that all amounts outstanding are fully collectable.

Note 7 — Available-For-Sale Securities

Information regarding our available-for-sale securities, all of which are equity securities, is set forth below (dollars in thousands):

	March 31, 2013	September 30, 2012
Cost basis	$283	$789
Unrealized gains	80	499
Unrealized losses	(38)	(39)
Market value	$325	$1,249

Unrealized gains and losses are reflected as accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

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

Note 7 — Available-For-Sale Securities (Continued)

Information regarding the sales of available-for-sale equity securities is presented in the table below (dollars in thousands):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Proceeds from sale	$991	$1,957	$991	$2,513
Less cost basis	509	1,615	509	2,189
Gain on sale	$482	$342	$482	$324

Gain on sale was determined using specific identification.

Note 8 — Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2013	September 30, 2012
Line of Credit	—	—
Junior subordinated notes	$37,400	$37,400
Mortgages payable	220,755	169,284
Total debt obligations	$258,155	$206,684

Line of credit

In June 2011, the Trust, through a wholly owned subsidiary, entered into a senior secured revolving credit facility with Capital One, National Association.  The subsidiary may borrow (i) on an unsecured basis, $10 million for up to 90 days and (ii) on a secured basis, up to the lesser of $25 million and the borrowing base, as such term defined in the facility.  Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%.  The facility matures June 21, 2014.  The Trust has guaranteed the payment and performance of its subsidiary’s obligations under the facility.  The facility requires the Trust and the subsidiary to maintain or comply with, various covenants, and limits, with specified exceptions, the incurrence of debt.

For the three months ended March 31, 2013 and March 31, 2012, fee amortization, which is a component of interest expense, was $38,000 and $37,000, respectively and for the six months ended March 31, 2013 and March 31, 2012, was $75,000 and $74,000, respectively.  At March 31, 2013 and September 30, 2012, there was no outstanding balance on this facility.

Note 8 — Debt Obligations (Continued)

Junior Subordinated Notes

At March 31, 2013 and September 30, 2012, the Trust’s junior subordinated notes had an outstanding principal balance of $37,400,000.  The interest rates on the outstanding notes are set forth in the table below:

Interest Period	Interest Rate
March 15, 2011 through July 31, 2012	3.00%
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	Libor + 2.00%

Interest expense relating to the junior subordinated notes for the three months ended March 31, 2013 and 2012 was $458,000 and $281,000, respectively and for the six months ended March 31, 2013 and 2012, was $916,000 and $561,000, respectively.  Amortization of the deferred costs, was $5,000 for the three months ended March 31, 2013 and 2012, and $10,000 for the six months ended March 31, 2013 and 2012.

Mortgages Payable

The Trust had the following obligations outstanding as of the dates indicated all of which are secured by the underlying real property (dollars in thousands):

Property	March 31, 2013	September 30, 2012	Rate	Maturity
Yonkers, NY	$1,909	$1,954	5.25%	April 2022
Palm Beach Gardens, FL	45,200	45,200	3.78%	April 2019
Melboune, FL	7,680	7,680	3.98%	April 2019
Marietta, GA	7,421	6,462	6.50%	February 2015
Lawrenceville, GA	4,687	4,687	4.49%	March 2022
Collierville, TN	25,680	25,680	3.91%	July 2022
North Charleston, SC	17,716	—	3.79%	November 2022
Cordova, TN	19,248	—	3.71%	December 2022
Decatur, GA	8,046	—	3.74%	December 2022
Panama City, FL	5,588	—	4.06%	February 2023
65 Market St—Newark, NJ	900	900	7.00%	January 2015
909 Broad St—Newark, NJ	6,034	6,132	6.00%	August 2030
Teachers Village—Newark, NJ(1)	2,738	2,738	17%	June 2013
Teachers Village—Newark, NJ(2)	22,748	22,748	5.50%	December 2030
Teachers Village—Newark, NJ	4,250	4,250	3.46%	February 2032
Teachers Village—Newark, NJ	975	988	2.00%	February 2022
Teachers Village—Newark, NJ	799	1,380	2.50%	February 2014
Teachers Village—Newark, NJ	1,832	1,832	(3)	February 2034
Teachers Village—Newark, NJ	15,700	15,700	Libor +3.00%	August 2019
Teachers Village—Newark, NJ	5,250	5,250	3.28%	September 2042
Teachers Village—Newark, NJ	14,142	13,491	8.65%	December 2023
Teachers Village—Newark, NJ	2,212	2,212	(4)	August 2034
	$220,755	$169,284

Note 8 — Debt Obligations (Continued)

(1)                                 As of March 31, 2013 and September 30, 2012, respectively, the Trust had guaranteed $685,000 of this mortgage obligation.

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

(3)                                 The debt is to be serviced in full by annual payment-in-lieu of taxes (“PILOT”) of $256,000 in 2013 increasing to approximately $281,000 at maturity. This obligation is secured by a municipal tax lien.

(4)                                 The debt is to be serviced in full by annual PILOT payments of $311,000 in 2013 increasing to approximately $344,000 at maturity. This obligation is secured by a municipal tax lien.

Note 9 — Deferred Income (New Markets Tax Credit Transaction)

On February 3, 2012 and September 11, 2012 special purpose subsidiaries of the Newark Joint Venture entered into transactions with affiliates of Goldman Sachs (“Goldman”) related to the Teacher’s Village project and received proceeds related to New Market Tax Credits (“NMTC”) for which the project qualified. The NMTC program was enacted by Congress to serve low-income and distressed communities by providing investors with tax credit incentives to make capital investments in those communities. The program permits taxpayers to claim credits against their Federal income tax for up to 39% of qualified investments.

Goldman contributed $16,400,000 and $11,200,000 to the projects through special-purpose entities created to effect the financing transaction and is entitled to receive tax credits against its qualified investment in the project over the seven year period commencing with the date of the applicable financing. At the end of such periods, the Newark Joint Venture subsidiaries have the option to acquire the special purpose entities for a nominal fee and it is anticipated that they will exercise this option.

Included in deferred income on the Trust’s consolidated balance sheet at March 31, 2013 and September 30, 2012 is $25,848,000 of the Goldman contribution, which is net of fees. This amount will be recognized into income when the obligation to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), is eliminated. Risks of non-compliance include recapture (i.e. reversal of the benefit of the tax credit and the related indemnity obligation of the Newark Joint Venture). The tax credits are subject to recapture for a seven year period as provided in the Code.

Costs incurred in structuring these transactions are deferred and will be recognized as an expense based on the maturities of the various mortgage financings related to the NMTC transaction.  At March 31, 2013 and September 30, 2012 these costs totaled $9.9 million and $10.2 million, respectively and are included in deferred costs on the consolidated balance sheets.

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

Note 10 - Segment Reporting

Management has determined that the Trust operates in three reportable segments: (i) a loan and investment segment which includes the origination and servicing of the Trust’s loan portfolio and investments; (ii) a multi-family property segment which includes the ownership and operation of its multi-family properties; and (iii) a commercial and mixed use real estate segment which includes the operation and disposition of the Trust’s other real estate assets and in particular, the Newark Joint Venture. Due to the addition of the multi-family properties in fiscal 2012 and 2013, the Trust changed the manner in which general and administrative expenses and general corporate debt is allocated to the segments.  Management determined it would be more appropriate to allocate these expenses based on the amount of equity invested rather than on the total assets of each segment as was previously done.  The prior period has been changed to reflect the new allocation of these expenses.

The following table summarizes the Trust’s segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2013
	Loan and Investment	Multi-Family Real Estate	Other Real Estate	Total

Rental and other revenue from real estate properties	—	$6,122	$744	$6,866
Interest and fees on real estate loans	$2,966	—	—	2,966
Other income	31	—	283	314
Total revenues	2,997	6,122	1,027	10,146

Interest expense	352	1,576	733	2,661
Advisors fee, related party	240	166	37	443
General and administrative expenses	1,167	386	168	1,721
Property acquisition costs	—	160	—	160
Operating expenses relating to real estate properties	—	2,992	425	3,417
Depreciation and amortization	—	1,434	184	1,618
Total expenses	1,759	6,714	1,547	10,020

Total revenues less total expenses	1,238	(592)	(520)	126

Equity in earnings of unconsolidated ventures	—	—	68	68
Gain on sale of available- for-sale securities	482	—	—	482

Net income (loss)	1,720	(592)	(452)	676
Plus: (net income) loss attributable to non-controlling interests	—	(21)	355	334
Net income (loss) attributable to common shareholders	$1,720	$(613)	$(97)	$1,010

Segment assets at March 31, 2013	$100,450	$188,301	$151,474	$440,225

Note 10 - Segment Reporting (Continued)

	Six Months Ended March 31, 2013
	Loan and Investment	Multi-Family Real Estate	Other Real Estate	Total

Rental and other revenue from real estate properties	—	$11,072	$1,434	$12,506
Interest and fees on real estate loans	$4,845	—	—	4,845
Other income	473	—	573	1,046
Total revenues	5,318	11,072	2,007	18,397

Interest expense	709	3,063	1,835	5,607
Advisors fee, related party	426	300	91	817
General and administrative expenses	2,452	782	350	3,584
Property acquisition costs	—	1,038	—	1,038
Operating expenses relating to real estate properties	—	5,292	1,271	6,563
Depreciation and amortization	—	2,538	367	2,905
Total expenses	3,587	13,013	3,914	20,514

Total revenues less total expenses	1,731	(1,941)	(1,907)	(2,117)
Equity in earnings of unconsolidated ventures	—	—	129	129
Gain on sale of available- for-sale securities	482	—	—	482

Net income (loss)	2,213	(1,941)	(1,778)	(1,506)
Plus: net loss attributable to non-controlling interests	—	90	1,122	1,212
Net income (loss) attributable to common shareholders	$2,213	$(1,851)	$(656)	$(294)

Segment assets at March 31, 2013	$100,450	$188,301	$151,474	$440,225

Note 10 -Segment Reporting (Continued)

The following table summarizes the Trust’s segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2012
	Loan and Investment	Multi-Family Real Estate	Other Real Estate	Total

Rental and other revenue from real estate properties	—	$178	$841	$1,019
Interest and fees on real estate loans	$2,202	—	—	2,202
Other income	173	—	293	466
Total revenues	2,375	178	1,134	3,687

Interest expense	116	139	620	875
Advisor’s fee, related party	199	37	37	273
General and administrative	722	552	732	2,006
Property acquisition costs	—	1,793	—	1,793
Operating expenses relating to real estate properties	—	70	889	959
Depreciation and amortization	—	—	180	180
Total expenses	1,037	2,591	2,458	6,086

Total revenues less total expenses	1,338	(2,413)	(1,324)	(2,399)

Equity in earnings (loss) of unconsolidated ventures	6	(129)	83	(40)
Gain on sale of available- for-sale securities	342	—	—	342
Income (loss) from continuing operations	1,686	(2,542)	(1,241)	(2,097)

Net income (loss)	1,686	(2,542)	(1,241)	(2,097)
Plus: net loss attributable to non-controlling interests	—	347	722	1,069
Net income (loss) attributable to common shareholders	$1,686	$(2,195)	$(519)	$(1,028)

Segment assets at March 31, 2012	$108,626	$82,485	$108,233	$299,344

Note 10 - Segment Reporting (Continued)

	Six Months Ended March 31, 2012
	Loan and Investment	Multi-Family Real Estate	Other Real Estate	Total

Rental and other revenue from real estate loans	—	$178	$1,609	$1,787
Interest and fees on real estate loans	$4,454	—		4,454
Other income	307	—	293	600
Total revenues	4,761	178	1,902	6,841

Interest expense	327	139	876	1,342
Advisor’s fee, related party	312	37	95	444
General and administrative	1,818	552	1,310	3,680
Property acquisition costs	—	1,793	—	1,793
Operating expenses relating to real estate properties	—	70	1,675	1,745
Depreciation and amortization	—	—	364	364
Total expenses	2,457	2,591	4,320	9,368

Total revenues less total expenses	2,304	(2,413)	(2,418)	(2,527)
Equity in (loss) earnings of unconsolidated ventures	(136)	(129)	150	(115)
Gain on sale of available- for-sale securities	324	—	—	324
Gain on sale of loan	3,192	—	—	3,192
Income (loss) from continuing operations	5,684	(2,542)	(2,268)	874

Discontinued operations:
Gain on sale of real estate assets	—	—	490	490

Net income (loss)	5,684	(2,542)	(1,778)	1,364
Plus: net loss attributable to non-controlling interests	—	347	1,135	1,482
Net income (loss) attributable to common shareholders	$5,684	$(2,195)	$(643)	$2,846

Segment assets at March 31, 2012	$108,626	$82,485	$108,233	$299,344

Note 11 — Fair Value of Financial Instruments

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments that are not recorded at fair value on the consolidated balance sheets:

Cash and cash equivalents, restricted cash — construction holdbacks, accounts receivable (included in other assets), accounts payable and accrued liabilities:  The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value due to the short term nature of these accounts.

Real estate loans:  The earning mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market rates of interest between 12% and 12.5%.  The earning mortgage loans of the Trust which have fixed rate provisions have an estimated fair value of $22,000 greater than their carrying value assuming a market rate of interest of 12% which management believes reflects institutional lender yield requirements.

Junior Subordinated Notes:  At March 31, 2013, the estimated fair value of the Trust’s junior subordinated notes is lower than their carrying value by approximately $20,755,000 based on a market rate of 6.38% which management believes reflect institutional lender yield requirements.

Mortgages Payable:  At March 31, 2013, the estimated fair value of the Trust’s mortgages payable is higher than their carrying value by approximately $2,678,000 assuming market interest rates between 3.11% and 17%.  Market rates were determined using rates which we believe reflect institutional lender yield requirements.

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

Note 11 — Fair Value of Financial Instruments (Continued)

Set forth below is information regarding the Trust’s financial assets measured at fair value as of March 31, 2013 (dollars in thousands):

		Fair Value Measurements
	Carrying and	Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2
Financial Assets:
Available-for-sale equity securities	$325	$325	—
Interest Rate Cap	4	—	$4
Financial Liabilities:
Interest Rate Swap	$78	—	$78

Available-for-sale securities:  Fair values are approximated based on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporarily impaired because the Trust expects the value of these securities to recover and plans on holding them until at least such recovery occurs.

Derivative financial instruments:  Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At March 31, 2013, these derivatives are included in other assets and accounts payable and accrued liabilities on the consolidated balance sheet.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  However, as of March 31, 2013, the Trust has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Trust has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  In March 2012, the Trust executed an interest rate swap used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and six months ended March 31, 2013 the Trust did not

Note 12 — Derivative Financial Instruments (Continued)

record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Trust’s variable-rate debt.

As of March 31, 2013, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity

Interest Rate Swap	$1,908	5.25%	April 1, 2022

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Trust’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to $1,110 and $5,700 for the three and six months ended March 31, 2013, respectively. As of March 31, 2013, the Trust had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Notional
Interest Rate Derivative	Amount	Rate	Maturity

Interest Rate Caps	$24,700	1.0%	October 1, 2014

The table below presents the fair value of the Trust’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:

March 31, 2013		September 30, 2012
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$4	Other assets	$10
Accounts payable and accrued liabilities	$78	Accounts payable and accrued liabilities	$104

The following table presents the effect of the Trust’s derivative financial instrument on the consolidated statements of comprehensive (loss) income for the three and six months ended March 31, 2013 (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2013	2012	2013	2012
Amount of loss recognized on derivative in Other Comprehensive Income	$9	$27	$11	$27
Amount of loss reclassified from Accumulated Other Comprehensive Income into Interest Expense	(9)	—	(18)	—

Note 12 — Derivative Financial Instruments (Continued)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three and six months ended March 31, 2013 or March 31, 2012.  During the twelve months ending March 31, 2013, the Trust estimates an additional $35,000 will be reclassified from Accumulated Other Comprehensive Income (Loss) as an increase to interest expense.

Credit-risk-related Contingent Features

The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

As of March 31, 2013 the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $79,000.  As of March 31, 2013, the Trust has not posted any collateral related to this agreement.  If the Trust had been in breach of this agreement at March 31, 2013, it could have been required to settle it obligations thereunder at its termination value of $79,000.

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

Note 14 — Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2013 that require additional disclosure have been included in the notes to the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions or variations thereof.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

Our multi-family activities derive revenues primarily from tenant rental payments. We commenced these activities in 2012 as we identified a demand for equity capital in this sector. Generally, these activities involve our investment of 80% of the equity in a joint venture that acquires a multi-family property. Our multi-family property activities are complementary to our loan origination activities in that we address the funding needs of multi-family real estate investors by providing access to equity capital.

Our ownership and operation of other real estate assets is comprised principally of the activities of the Newark Joint Venture and to a lesser extent, the ownership and operations of various real estate assets located in New York and Florida. The Newark Joint Venture is engaged in the development of properties in downtown Newark, NJ. The properties are to be developed for educational, commercial, retail and residential use. The Newark Joint Venture is currently developing a project known as “Teachers Village”—the project currently involves five buildings (two of which are anticipated to be completed by July 2013 and the balance of which are to be completed by the summer of 2014), which are to be used for charter schools, retail space and residential units. The venture is currently unprofitable and it is anticipated that the activities will continue to be unprofitable at least until the Teacher’s Village is constructed and reasonable occupancy levels achieved. The venture requires substantial third party funding (including tax credits and financing provided by governmental authorities) for its development activities—no assurance can be given that sufficient funding will be available and even if sufficient funding is obtained and construction completed, that such development activities will ever by profitable to us.

The following highlights our activities during the six months ended March 31, 2013 and our financial condition as of such date:

•                  we acquired four multi-family properties with an aggregate of 1,044 units for an aggregate purchase price of $64.6 million (excluding acquisition costs of $966 and including an aggregate of $50.6 million of mortgage debt);

•                  we originated $63 million of mortgage loans in the first six months of fiscal 2013 ($42.8 million in the first quarter and $20.2 million in the second quarter) compared to $66.1 million in the first six months of fiscal 2012 ($25.5 million in the first quarter and $40.6 million in the second quarter);

•                  at March 31, 2013, our loans totaled $90.4 million - all of which are performing; and

•                  at March 31, 2013 we had cash and cash equivalents and available-for-sale securities of $17 million.

                        Subsequent to March 31, 2013, we acquired two multi-family properties with an aggregate of 540 units for an aggregate contract price of $51.9 million, including the related mortgage debt of $39.6 million.

Results of Operations — Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,		Increase
(Dollars in thousands):	2013	2012	(Decrease)	%Change
Rental and other revenue from real estate properties	6,866	1,019	5,847	573%
Interest and fees on real estate loans	$2,966	$2,202	$764	34.7%
Recovery of previously provided allowances	—	3	(3)	(100.0)%
Other, income	314	463	(149)	(32.2)%
Total revenues	$10,146	$3,687	$6,459

Rental and other revenue from real estate properties.  The increase is due to the inclusion of $3.7 million of rental revenue from five multi-family properties we acquired in fiscal 2012 and $2.3 million of rental revenue from four multi-family properties acquired in the first half of fiscal 2013.  The increase was partially offset by an approximate $94,000 decline in rental revenue from reduced occupancy at our Newark Joint Venture properties which are development sites at which leasing space is difficult.

Interest and fees on real estate loans.  The increase is due to a $28.1 million increase in the weighted average balance of earning loans outstanding which resulted in an increase of $802,000 in interest income.  Partially offsetting the increase was a $38,000 decrease in loan fees due to the inclusion, in the corresponding period of the prior year, of accelerated loan fee amortization related to the larger volume of loans paying off prior to maturity

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2013	2012	(Decrease)	%Change
Interest expense	$2,661	$875	$1,786	204%
Advisor’s fees — related party	443	273	170	62.3%
General and administrative	1,721	2,006	(285)	(14.2)%
Property acquisition costs	160	1,793	(1,633)	(91.1)%
Operating expenses relating to real estate properties	3,417	959	2,458	256%
Depreciation and amortization	1,618	180	1,438	799%
Total expenses	$10,020	$6,086	3,934

Interest expense. The increase is attributable to the following: (i) $923,000 is due to mortgages on the five multi-family properties acquired in fiscal 2012 and $499,000 on four properties acquired in the first half of fiscal 2013; (ii) $192,000 is due to the Newark Joint Venture’s financing transactions; and (iii) $178,000 is due to the increase in August 2012 of the interest rate on the junior subordinated notes from 3% to 4.9%.

Advisor’s fees, related party.  The fee is calculated based on invested assets which increased primarily due to the purchase of nine multi-family properties over the last 15 months.

General and administrative.  The decrease is due to: (i) an approximately $156,000 decrease in compensation expense relating to, among other things, the reversal of restricted stock amortization expense resulting from the forfeiture of restricted stock awards and decreases in expenses allocated pursuant to our shared services agreement to personnel performing services on our behalf; (ii) the $63,000 decrease  in the alternative minimum tax accrual due to reduced utilization of our net operating losses; and (iii) the inclusion in the three months ended March 31, 2012  of $70,000 of legal fees related to collection and enforcement activities.

Property acquisition costs. The decrease is due to lower multi-family acquisition activity in the current quarter.

Operating expenses relating to real estate properties.  The increase is due to the additional depreciation relating to the acquisition, in the previous 15 months, of nine multi-family properties.

Depreciation and amortization.  The increase is due to the acquisition in the previous 15 months of nine multi-family properties.

Other revenue and expense items

Equity in (loss) earnings of unconsolidated joint ventures.  The $108,000 increase is due to the inclusion, in the three months ended March 31, 2012, of the acquisition costs related to a multi-family property acquired in February 2012 by an unconsolidated joint venture.  Beginning in the fourth quarter of 2012, this venture’s activities were included in our consolidated results of operations.

Gain on sale of available-for-sale securities.   In the three months ended March 31, 2013 we sold available-for-sale securities with a cost of $509,000 and recognized a gain of $482,000.  In the three months ended March 31, 2012, we sold available-for-sale securities with a cost basis of $1,615,000 and recognized a gain of $342,000.  These gains are reflected in our loan and investment segment.

Results of Operations — Six months ended March 31, 2013 compared to the six months ended March 31, 2012

Revenues

The following table compares our revenues for the periods indicated:

	Six Months Ended March 31,		Increase
(Dollars in thousands):	2013	2012	(Decrease)	%Change
Rental and other revenue from real estate properties	$12,506	$1,787	$10,719	600%
Interest and fees on real estate loans	4,845	4,454	391	8.8%
Recovery of previously provided allowances	422	10	412	N/M
Other income	624	590	34	5.8%
Total revenues	$18,397	$6,841	11,556

Rental and other revenue from real estate properties.  The increase is due to the inclusion of $7.3 million of rental revenue from five multi-family properties we acquired in fiscal 2012 and $3.5 million of rental revenue from four multi-family properties acquired in the first half of fiscal 2013.  The increase was partially offset by an approximate $168,000 decline in rental revenue from reduced occupancy at our Newark Joint Venture properties which are development sites at which leasing space  is difficult.

Interest and fees on real estate loans.  Approximately (i) $225,000 of the increase is due to a $4 million increase in the weighted average balance of earning loans outstanding, (ii) $127,000 of the increase is due to the increase in the weighted average interest rate on the portfolio from 11.55% to 11.97% as a result of payoffs of loans bearing lower interest rates and (iii) a $40,000 net increase in loan fee income.

Recovery of previously provided allowances. The increase is due to the inclusion of a $422,000 recovery relating to a loan charged off in a prior period.

Expenses

The following table compares our expenses for the periods indicated:

	Six Months Ended March 31,		Increase
(Dollars in thousands)	2013	2012	(Decrease)	%Change
Interest expense	$5,607	$1,342	$4,265	318%
Advisor’s fees — related party	817	444	373	83.9%
General and administrative	3,584	3,680	(96)	(2.6)%
Property acquisition costs	1,038	1,793	(755)	(42.1)%
Operating expenses relating to real estate properties	6,563	1,745	4,818	276.1%
Depreciation and amortization	2,905	364	2,541	699%
Total expenses	$20,514	$9,368	$11,146

Interest expense. The increase is due to the following: (i) $2 million is due to mortgages on the five multi-family properties acquired in fiscal 2012 and $804,000 on four properties acquired in the first half of fiscal 2013; (ii) $1.1 million is due to the Newark Joint Venture’s financing transactions; and (iii) $355,000 is due to the increase in August 2012 of the interest rate on the junior subordinated notes from 3% to 4.9%.  We estimate that interest expense in fiscal 2013 attributable to our nine multi-family properties, the Newark Joint Venture’s financings and the junior subordinated notes, will be approximately $12.3 million. Capitalized interest was $1.4 million and $768,000 for the six months ended March 31, 2013 and 2012, respectively.

Advisor’s fees, related party.  The fee is calculated based on invested assets which increased primarily due to the purchase of nine multi-family properties over the past 15 months.

General and administrative.  The decrease is due to: (i) an approximately $210,000 decrease in compensation expense relating to, among other things, the reversal of restricted stock amortization expense resulting from the forfeiture of restricted stock awards, decrease in loan origination commissions,  and decreases in expenses related to personnel performing services pursuant to our shared services agreement; and (ii) a $103,000 decrease  in an alternative minimum tax accrual due to reduced utilization of our net operating losses.  The decrease was partially offset by increased professional fees of $156,000 from joint venture activity related to our multi-family properties and litigation relating to the recovery of funds on a loan that was charged off in a prior fiscal year.

Property acquisition costs. The decrease is due to efficiencies realized in the closing of acquisitions completed in the current six month period.

Operating expenses relating to real estate properties.  The increase is due primarily to the acquisition, in the previous 15 months, of nine multi-family properties.

Depreciation and amortization.  The increase is due to the acquisition in the previous 15 months of nine multi-family properties.

Other revenue and expense items

Equity in earnings (loss) of unconsolidated joint ventures.  The increase of $244,000 is  related to a loss of in the prior six month period: (i) $127,000 from a joint venture entered into in the March 2012 quarter which loss is primarily the result of $208,000 of acquisition costs and (ii) the write off of capitalized costs in the prior six month period related to a joint venture that ceased operations in November 2011.

Gain on sale of available-for-sale securities.  In the six months ended March 31, 2013, we sold available-for-sale securities with a cost basis of $509,000 and recognized a gain of $482,000.  In the six months ended March 31, 2012, we sold available-for-sale securities with a cost basis of $2,189,000 and recognized a gain of $324,000.

Discontinued operations

In the first half of fiscal 2012, discontinued operations consisted of the gain on the sale of a vacant cooperative apartment in New York City. There were no property sales in the first half of fiscal 2013.

Liquidity and Capital Resources

We require funds to acquire properties, fund loan originations, repay borrowings, pay operating expenses, and with respect to the Newark Joint Venture, to fund operating losses and a third development phase.  Our current sources of liquidity consist primarily of our cash and up to $10 million that we may borrow on an unsecured basis for up to 90 days pursuant to our credit facility. At March 31, 2013, our liquidity (excluding $40.6 million in restricted cash-construction holdback which is to be used by the Newark Joint Venture) was approximately $26.6 million.

Multi-Family Properties

We anticipate that the debt service that becomes payable during 2013 through 2015 for our nine multi-family properties and the operating expenses of these properties will be funded from the rental revenues generated therefrom. The mortgage debt with respect to these properties is non-recourse to (i) the joint venture that owns the property, subject to standard carve-outs and (ii) us and our subsidiary holding our interest in the joint venture.

Newark Joint Venture

The Newark Joint’s Venture’s current capital resource and liquidity requirements through September 2015 are primarily construction and related costs and debt service associated with the first and second phases of the Teacher’s Village project which contemplate the construction of five buildings. We anticipate that the construction and associated costs for these phases of the Teachers Village project will be funded by the $40.6 million reflected as restricted cash-construction holdback on our consolidated balance sheet, which funds are to be released to the venture from time to time upon satisfaction of specified construction and permitting related conditions.

We anticipate that the debt service payable from 2013 through 2015 and the estimated operating expenses for such years for the first and second phase of the Teacher’s Village project, will be paid from existing interest reserves, a US Treasury interest subsidy on the qualified school construction bonds, New Jersey tax credits, the refinancing of approximately $ 3.6 million of short term debt, funds generated from the operations of such properties and capital contributions from the members of the Newark Joint Venture.  After giving effect to the $2.4 million of rental revenues to be generated from the in-place lease agreements with three charter schools and a day-care center, the Newark Joint Venture estimates that it will require at least an additional $7 million in rental payments from retail tenants and residential tenants at the Teachers Village buildings to cover debt service and operating expenses for 2014 and 2015. While the Newark Joint Venture has commenced marketing the retail space at these buildings, there is no assurance that the venture will be able to lease such space and that if leased, the rental payments therefrom and from rental revenues from the residential units (for which marketing has not commenced) will be sufficient to cover debt service and operating expenses.

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

We believe we have sufficient funds to meet our operating expenses in 2013 and to fund any capital contributions required by the general operations of Newark Joint Venture and our multi-family properties. We also have funds available to engage in our lending business and to make property acquisitions. The extent of our ability to engage such activities is limited by our available cash and, in the case of loan origination activities, by our (i) ability to sell participating interests in such loans and (ii) ability or willingness to use our credit facility, and in the case of our multi-family property activities, the availability of mortgage debt to finance such acquisitions.

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

At each of March 31, 2013 and April 30, 2013, no amount was outstanding under the facility and the maximum amount we could borrow was $10 million for 90 days.

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

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity.  Our interest income is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate.  At March 31, 2013, approximately 89% the principal amount of our outstanding mortgage loans were comprised of variable rate based loans tied to  the prime rate and with a stated minimum interest rate.  When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables as of March 31, 2013 and believe that a one percent increase in interest rates would have a positive annual effect of approximately $623,000 on income before taxes and a one percent decline in interest rates would have no annual effect on income before taxes because all of our variable rate loans have a stated minimum rate.

As of March 31, 2013, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At March 31, 2013, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have increased by approximately $40,000. If there had been a 1% decrease in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have decreased by approximately $194,000. These changes would not have any impact on our net income or cash.

With the exception of two mortgages (one which is subject to an interest rate swap agreement and the other an interest rate cap) all of our mortgage debt is fixed rate.  For the variable rate debt, a one percent increase in the interest rate would have a negative annual effect of approximately $130,000 and a one percent decline in the interest rate would have a $64,000 positive effect on income before taxes.

Our junior subordinated notes bear interest at a fixed rate through April 2016  and accordingly, the effect of changes in interest rates would not  currently impact the amount of interest expense that we incur under such indebtedness.

As of March 31, 2013, 64% of our loan portfolio was secured by properties located in the New York metropolitan area, 17% in Georgia, 9% in Michigan and 10% in other states and we are therefore subject to risks associated with the economics in these areas.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2013 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2011, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which we may, through September 2013, expend up to $2,000,000 to acquire our common shares.  There were no share purchases effected in the quarter ended March 31, 2013.

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

BRT REALTY TRUST
(Registrant)

May 9, 2013	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

May 9, 2013	/s/ George Zweier
George Zweier, Vice President and Chief Financial Officer (principal financial officer)