Form 10-Q
period 2013-06-30
BRT REALTY TRUST
filed 2013-08-08
CIK 14846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

14,162,887 Shares of Beneficial Interest,

$3 par value, outstanding on August 5, 2013

BRT REALTY TRUST AND SUBSIDIARIES

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2013 (Unaudited)	September 30, 2012
ASSETS
Real estate properties net of accumulated depreciation and amortization of $9,510 and $4,787	$348,991	$190,317

Real estate loans, all earning interest	67,447	37,096
Deferred fee income	(614)	(512)
Real estate loans, net	66,833	36,584

Cash and cash equivalents	24,435	78,245
Restricted cash — construction holdbacks	36,425	55,252
Available-for-sale securities at fair value	310	1,249
Deferred costs, net	12,747	12,337
Prepaid expenses	4,404	5,978
Other assets	7,685	5,994
Total Assets	$501,830	$385,956
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$277,425	$169,284
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	5,393	4,298
Deposits payable	1,620	2,108
Deferred income	25,848	25,848
Total Liabilities	347,686	238,938

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,535 and 13,473 issued	40,606	40,420
Additional paid-in capital	165,583	165,258
Accumulated other comprehensive income	23	356
Accumulated deficit	(72,358)	(72,585)
Total BRT Realty Trust shareholders’ equity	133,854	133,449
Non-controlling interests	20,290	13,569
Total Equity	154,144	147,018
Total Liabilities and Equity	$501,830	$385,956

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental and other revenue from real estate properties	$8,250	$2,668	$20,756	$4,455
Interest and fees on real estate loans	2,921	2,562	7,766	7,016
Recovery of previously provided allowances	600	9	1,022	19
Other income	267	316	891	906
Total revenues	12,038	5,555	30,435	12,396
Expenses:
Interest expense	3,127	1,416	8,734	2,758
Advisor’s fees, related party	497	333	1,314	777
General and administrative—including $178 and $181 to related party for the three months ended and $580 and $662 for the nine months ended	1,943	1,734	5,527	5,414
Property acquisition costs	767	471	1,805	2,264
Operating expenses relating to real estate properties	4,595	1,733	11,158	3,478
Depreciation and amortization	1,832	1,077	4,737	1,441
Total expenses	12,761	6,764	33,275	16,132
Total revenues less total expenses	(723)	(1,209)	(2,840)	(3,736)
Equity in earnings (loss) of unconsolidated ventures	54	20	183	(95)
Gain on sale of available-for-sale securities	—	96	482	420
Gain on sale of loan	—	—	—	3,192
Loss from continuing operations	(669)	(1,093)	(2,175)	(219)
Discontinued operations:
Gain on sale of real estate assets	509	302	509	792
Net (loss) income	(160)	(791)	(1,666)	573
Plus: net loss attributable to non-controlling interests	681	649	1,893	2,131
Net income (loss) attributable to common shareholders	$521	$(142)	$227	$2,704

Basic and diluted per share amounts attributable to common shareholders:
Income (loss) from continuing operations	$—	$(.03)	$(.02)	$.13
Discontinued operations	.04	.02	.04	.06
Basic and diluted income (loss) per share	$.04	$(.01)	$.02	$.19

Amounts attributable to BRT Realty Trust:
Income (loss) from continuing operations	$12	$(444)	$(282)	$1,912
Discontinued operations	509	302	509	792
Net income (loss) attributable to common shareholders	$521	$(142)	$227	$2,704

Weighted average number of common shares outstanding:
Basic and diluted	14,162,887	14,056,357	14,128,398	14,029,364

See accompanying notes to the consolidated financial statements

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net (loss) income	$(160)	$(791)	$(1,666)	$573
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(15)	(46)	(430)	251
Unrealized gain (loss) on derivative instruments	68	(66)	97	(93)
Other comprehensive income (loss)	53	(112)	(333)	158
Comprehensive (loss) income	(107)	(903)	(1,999)	731
Comprehensive loss attributable to non-controlling interests	691	640	1,908	2,118
Comprehensive income (loss) attributable to common shareholders	$584	$(263)	$(91)	$2,849

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended June 30, 2013

(Unaudited)

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total Equity
Balances, September 30, 2012	$40,420	$165,258	$356	$(72,585)	$13,569	$147,018
Restricted stock vesting	186	(186)	—	—	—	—
Compensation expense — restricted stock	—	511	—	—	—	511
Contributions from non-controlling interests	—	—	—	—	9,621	9,621
Distributions to non-controlling interests	—	—	—	—	(1,007)	(1,007)
Net income (loss)	—	—		227	(1,893)	(1,666)
Other comprehensive loss	—	—	(333)	—	—	(333)
Comprehensive loss						(1,999)
Balances, June 30, 2013	$40,606	$165,583	$23	$(72,358)	$20,290	$154,144

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,666)	$573
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Recovery of previously provided allowances	(1,022)	(19)
Depreciation and amortization	5,991	1,912
Amortization of deferred fee income	(1,317)	(1,364)
Amortization of restricted stock	511	574
Gain on sale of real estate assets	(509)	(792)
Gain on sale of available-for-sale securities	(482)	(420)
Gain on sale of loan	—	(3,192)
Equity in (earnings) loss of unconsolidated joint ventures	(183)	95
Distribution of earnings of unconsolidated joint ventures	150	525
Change in straight line rent	11	20
Increases and decreases from changes in other assets and liabilities:
Increase in interest and dividends receivable	(148)	(66)
Increase in prepaid expenses	(444)	(57)
Decrease (increase) in prepaid interest	2,018	(1,853)
Decrease in accounts payable and accrued liabilities	704	2,031
Increase in deferred costs	(456)	(243)
Increase in security deposits and other receivables	(1,657)	(4,234)
Other	119	(5)
Net cash provided by (used in) operating activities	1,620	(6,515)
Cash flows from investing activities:
Collections from real estate loans	37,468	83,711
Additions to real estate loans	(67,818)	(86,244)
Proceeds from the sale of loans and loan participations	—	15,657
Loan loss recoveries	1,022	19
Additions to real estate properties	(136,403)	(101,512)
Net costs capitalized to real estate owned	(26,601)	(7,271)
Net change in restricted cash - construction holdbacks	18,827	(30,276)
Collection of loan fees	1,420	1,717
Proceeds from sale of real estate owned	573	852
Proceeds from sale of available-for-sale securities	991	3,222
Purchase of available-for-sale-securities	—	(1,634)
Distributions of capital of unconsolidated joint ventures	—	4,474
Contributions to unconsolidated joint ventures	—	(4,760)
Net cash used in investing activities	(170,521)	(122,045)

Continued on next page

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Proceeds from borrowed funds	3,000	3,500
Repayment of borrowed funds	(3,000)	(3,500)
Increase in mortgages payable	111,742	114,695
Mortgage principal payments	(3,601)	(3,410)
Increase in deferred borrowing costs	(1,664)	(7,805)
Capital contributions from non-controlling interests	9,621	8,929
Capital distribution to non-controlling interests	(1,007)	(105)
Proceeds from sale of New Markets Tax Credits	—	16,080
Repurchase of shares of beneficial interest	—	(880)
Net cash provided by financing activities	115,091	127,504
Net decrease in cash and cash equivalents	(53,810)	(1,056)
Cash and cash equivalents at beginning of period	78,245	44,025
Cash and cash equivalents at end of period	$24,435	$42,969
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$7,558	$2,380
Taxes paid	$85	$169

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

Note 1 – Organization and Background

BRT Realty Trust (“BRT” or the “Trust”) is a business trust organized in Massachusetts.  BRT (i) originates and holds for investment senior mortgage loans generally secured by commercial and multi-family real estate property in the United States, (ii) began participating, in fiscal 2012, as an equity investor in joint ventures that own and operate multi-family properties and (iii) owns and operates commercial and mixed use real estate assets, and in particular, development properties located in Newark, New Jersey.

The Trust conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2013 and for the three and nine months ended June 30, 2013 and 2012 reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Note 2 - Basis of Preparation (Continued)

The Trust was determined to be the primary beneficiary of these joint ventures because it has a controlling interest in that it has the power to direct the activities of the joint venture that most significantly impact the entity’s economic performance and it has the obligation to absorb losses of and the right to receive benefits from the entity that could potentially be significant to the joint venture.

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

Note 3 - Equity

Common Share Dividend Distribution

During the quarter ended June 30, 2013, the Trust did not declare a dividend to its shareholders.

Restricted Shares

The Trust’s 2012 Incentive Plan, approved by its shareholders in January 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing.  A maximum of 600,000 shares may be issued pursuant to such plan.  As of June 30, 2013, 131,475 shares have been issued pursuant to this plan. An aggregate of 495,950 shares of restricted stock have also been granted pursuant to the Trust’s 2003 and 2009 equity incentive plans (collectively, the “Prior Plans”) and had not vested as of June 30, 2013.  No additional awards may be granted under the Prior Plans.  The restricted shares that have been granted under the plans vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheet until they vest, but are included in the earnings per share computation.   The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the three months ended June 30, 2013 and 2012 the Trust recorded $181,000 and $183,000 of compensation expense, respectively, and for the nine months ended June 30, 2013 and 2012, recorded $511,000 and $574,000 of compensation expense, respectively.  At June 30, 2013, $2,063,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2.6 years.

Basic earnings (loss) per share attributable to holders of shares of beneficial interest was determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the applicable period.

Note 3 – Equity (Continued)

Per Share Data

Diluted earnings (loss) per share attributable to holders of shares of beneficial interest reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that shared in the earnings of the Trust.

Basic and diluted shares outstanding for the three months ended June 30, 2013 and 2012 were 14,162,887 and 14,056,357, respectively, and for the nine months ended June 30, 2013 and 2012 were 14,128,398 and 14,029,364, respectively.

Note 4 - Real Estate Properties

A summary of real estate properties owned is set forth below (dollars in thousands):

	September 30, 2012 Balance	Additions	Costs Capitalized and Improvements	Depreciation, Amortization and Other Reductions	June 30, 2013 Balance
Shopping centers/Retail	$2,749	—	—	$(78)	$2,671
Coop/Condo Apartments	250	—	—	(65)	185
Commercial/Mixed Use (a)	61,808	$375	$24,171	(457)	85,897
Multi-Family (b)	117,538	136,028	2,885	(4,185)	252,266
Land	7,972	—	—	—	7,972
Total real estate properties	$190,317	$136,403	$27,056	$(4,785)	$348,991

a)             Represents the real estate assets of the Newark Joint Venture, a consolidated VIE which owns operating and development properties in Newark, NJ.  These properties contain a mix of office, retail space, charter schools and surface parking.  Certain of these assets are subject to blanket mortgages aggregating $20,100,000, held by the Trust, which are eliminated in consolidation.  Several of the assets are also encumbered by other mortgages.  See Note 8—Debt Obligations — Mortgages Payable.

b)             During the nine months ended June 30, 2013, the Trust purchased, through consolidated joint ventures in which it has an 75% to 90% equity interest, the following multi-family properties (dollars in thousands):

Note 4 - Real Estate Properties (Continued)

Location	Purchase Date	Number of Units	Contract Purchase Price	Acquisition Mortgage Debt	BRT Equity	Property Acquisition Costs (b)
North Charleston, SC	10/4/12	208	$21,500	$17,716	$4,410	$213
Cordova, TN	11/15/12	464	25,450	19,248	6,220	386
Decatur, GA	11/19/12	212	10,450	8,046	3,396	231
Panama City, FL	01/11/13	160	7,200	5,587	2,164	136
Houston, TX	04/19/13	240	16,763	13,200	3,723	313
Pooler, GA	04/29/13	300	35,250	26,400	8,120	188
Houston, TX	06/07/13	144	8,565	6,657	2,247	57
Hixson, TN	06/25/13	156	10,850	8,137	2,775	215
Other (a)		—	—	—	—	66
		1,884	$136,028	$104,991	$33,055	$1,805

(a)                                 Represents costs associated with a property acquisition that has not been completed.

(b)                                 Property acquisition costs are expensed when incurred and are included in expenses on the consolidated statements of operations.

Note 5 - Real Estate Loans

Information relating to real estate loans, all of which are earning interest, is summarized as follows (dollars in thousands):

	June 30, 2013		September 30, 2012
Property Type	Real Estate Loans	Percent	Real Estate Loans	Percent
Multi-family residential	$22,090	33%	$35,096	95%
Hotel	15,780	23%	—	—
Parking facility	16,037	24%	—	—
Retail	4,600	7%	2,000	5%
Land	8,000	12%
Single family	940	1%	—	—
	67,447	100%	37,096	100%
Deferred fee income	(614)		(512)
Real estate loans, net	$66,833		$36,584

At June 30, 2013, four separate borrowers had five loans outstanding that in the aggregate were in excess of 10% of total loans. Information regarding these loans all of which are performing is set forth in the table below (dollars in thousands):

Property Type	Gross Loan Balance	% of Gross Loans	% of Assets	State
Parking Facility (a)	$16,037	23.8%	3.2%	NY
Hotel	14,100	20.9%	2.8%	NY
Multi-Family	9,798	14.5%	2.0%	NY
Land	8,000	11.9%	1.6%	NY

Note 5 - Real Estate Loans (Continued)

(a)               Represents two separate loans on a single property.

Substantially all of the Trust’s loan portfolio consists of senior mortgage loans secured by real properties, 84% of which are located in New York, 7% in Florida and 9% in three other states.

On December 5, 2012, the Trust originated a loan in the amount of $21,174,000.  Gould Investors L.P., a related party, participated in this loan on a pari passu basis and holds a $6,905,000 interest in this loan.  The Trust retained a $14,269,000 interest in this loan.

Note 6 - Allowance for Possible Loan Losses

At June 30, 2013 and September 30, 2012 the Trust did not have an allowance for possible loan losses, as all loans are performing in accordance with the terms of their respective loan agreements and management has determined that all amounts outstanding are fully collectable.

Note 7 – Available-For-Sale Securities

Information regarding our available-for-sale securities, all of which are equity securities, is set forth below (dollars in thousands):

	June 30, 2013	September 30, 2012
Cost basis	$283	$789
Unrealized gains	67	499
Unrealized losses	(40)	(39)
Market value	$310	$1,249

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

Information regarding the sales of available-for-sale equity securities is presented in the table below (dollars in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Proceeds from sale	—	$709	$991	$3,222
Less cost basis	—	613	509	2,802
Gain on sale	—	$96	$482	$420

Gain on sale was determined using specific identification.

Note 8 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2013	September 30, 2012
Line of Credit	—	—
Junior subordinated notes	$37,400	$37,400
Mortgages payable	277,425	169,284
Total debt obligations	$314,825	$206,684

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

For the three months ended June 30, 2013 and June 30, 2012, interest expense, which includes fee amortization with respect to the facility, was $43,000 and $70,000, respectively, and for the nine months ended June 30, 2013 and June 30, 2012, was $119,000 and $144,000, respectively.  At June 30, 2013 and September 30, 2012, there was no outstanding balance on this facility.

Junior Subordinated Notes

At June 30, 2013 and September 30, 2012, the Trust’s junior subordinated notes had an outstanding principal balance of $37,400,000.  The interest rates on the outstanding notes are set forth in the table below:

Interest Period	Interest Rate
March 15, 2011 through July 31, 2012	3.00%
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	Libor + 2.00%

Interest expense relating to the junior subordinated notes for the three months ended June 30, 2013 and 2012 was $458,000 and $280,000, respectively, and for the nine months ended June 30, 2013 and 2012, was $1,374,000 and $841,000, respectively.  Amortization of the deferred costs was $5,000 for the three months ended June 30, 2013 and 2012, and $15,000 for the nine months ended June 30, 2013 and 2012.

Note 8 – Debt Obligations (Continued)

Mortgages Payable

The Trust had the following obligations outstanding as of the dates indicated all of which are secured by the underlying real property (dollars in thousands):

Property	June 30, 2013	September 30, 2012	Interest Rate	Maturity
Yonkers, NY	$1,886	$1,954	5.25%	April 2022
Palm Beach Gardens, FL	45,200	45,200	3.78%	April 2019
Melboune, FL	7,680	7,680	3.98%	April 2019
Marietta, GA	7,401	6,462	6.50%	February 2015
Lawrenceville, GA	4,687	4,687	4.49%	March 2022
Collierville, TN	25,680	25,680	3.91%	July 2022
North Charleston, SC	17,716	—	3.79%	November 2022
Cordova, TN	19,248	—	3.71%	December 2022
Decatur, GA	8,046	—	3.74%	December 2022
Panama City, FL	5,588	—	4.06%	February 2023
Houston, TX	13,200	—	3.95%	May 2023
Pooler, GA	26,400	—	4.00%	May 2023
Hixson, TN	8,137	—	4.06%	July 2023
Houston, TX	6,657	—	Libor + 3.18%	February 2023
65 Market St—Newark, NJ	900	900	7.00%	January 2015
909 Broad St—Newark, NJ	5,985	6,132	6.00%	August 2030
Teachers Village—Newark, NJ	—	2,738	17%	June 2013
Teachers Village—Newark, NJ(1)	22,748	22,748	5.50%	December 2030
Teachers Village—Newark, NJ	4,250	4,250	3.46%	February 2032
Teachers Village—Newark, NJ	969	988	2.00%	February 2022
Teachers Village—Newark, NJ	506	1,380	2.50%	February 2014
Teachers Village—Newark, NJ	1,832	1,832	(2)	February 2034
Teachers Village—Newark, NJ	15,700	15,700	Libor +3.00%	August 2019
Teachers Village—Newark, NJ	5,250	5,250	3.28%	September 2042
Teachers Village—Newark, NJ	14,447	13,491	8.65%	December 2023
Teachers Village—Newark, NJ	2,212	2,212	(3)	August 2034
Teachers Village—Newark, NJ	5,100	—	1.99%	May 2020
	$277,425	$169,284

(1)                                 TD Bank has the right, in 2018, to require subsidiaries of the Newark Joint Venture to repurchase such debt. If such right is exercised, such subsidiaries will be required to refinance such debt. The stated interest rate is 5.5% per year; however, the United States Treasury Department is reimbursing the interest at the rate of 4.99% per year under the Qualified School Construction Bond program and accordingly, the effective rate of interest thereon until 2018 is 0.51% per year.

(2)                                 The debt is to be serviced in full by annual payment-in-lieu of taxes (“PILOT”) of $256,000 in 2013 increasing to approximately $281,000 at maturity. This obligation is secured by a municipal tax lien.

(3)                                 The debt is to be serviced in full by annual PILOT payments of $311,000 in 2013 increasing to approximately $344,000 at maturity. This obligation is secured by a municipal tax lien.

Note 9 – Deferred Income (New Markets Tax Credit Transaction)

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

Included in deferred income on the Trust’s consolidated balance sheets at June 30, 2013 and September 30, 2012 is $25,848,000 of the Goldman contribution, which is net of fees. This amount will be recognized into income when the obligation to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), is eliminated. Risks of non-compliance include recapture (i.e. reversal of the benefit of the tax credit and the related indemnity obligation of the Newark Joint Venture). The tax credits are subject to recapture for a seven year period as provided in the Code.

Costs incurred in structuring these transactions are deferred and will be recognized as an expense based on the maturities of the various mortgage financings related to the NMTC transaction.  At June 30, 2013 and September 30, 2012 these costs totaled $9,582,000 and $10,206,000, respectively, and are included in deferred costs on the consolidated balance sheets.

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

The following table summarizes the Trust’s segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2013
	Loan and Investment	Multi-Family Real Estate	Other Real Estate	Total
Rental and other revenue from real estate properties	—	$7,515	$735	$8,250
Interest and fees on real estate loans	$2,921	—	—	2,921
Other income	632	—	235	867
Total revenues	3,553	7,515	970	12,038
Interest expense	321	1,970	836	3,127
Advisor’s fees, related party	231	202	64	497
General and administrative	1,163	583	197	1,943
Property acquisition costs	—	767	—	767
Operating expenses relating to real estate properties	—	3,942	653	4,595
Depreciation and amortization	—	1,648	184	1,832
Total expenses	1,715	9,112	1,934	12,761

Total revenues less total expenses	1,838	(1,597)	(964)	(723)
Equity in earnings of unconsolidated ventures	—	—	54	54
Gain on sale of available- for-sale securities	—	—	—	—
Income (loss) from continuing operations	1,838	(1,597)	(910)	(669)
Discontinued Operations: Gain on sale of real estate assets	—	—	509	509
Net income (loss)	1,838	(1,597)	(401)	(160)
Plus: net loss attributable to non-controlling interests	—	137	544	681
Net income (loss) attributable to common shareholders	$1,838	$(1,460)	$143	$521
Segment assets at June 30, 2013	$88,290	$262,662	$150,878	$501,830

Note 10 - Segment Reporting (Continued)

	Nine Months Ended June 30, 2013
	Loan and Investment	Multi-Family Real Estate	Other Real Estate	Total
Rental and other revenue from real estate properties	—	$18,580	$2,176	$20,756
Interest and loan fees	$7,766	—	—	7,766
Other income	1,105	—	808	1,913
Total revenues	8,871	18,580	2,984	30,435
Interest expense	1,030	5,033	2,671	8,734
Advisor’s fees, related party	657	502	155	1,314
General and administrative	3,615	1,365	547	5,527
Property acquisition costs	—	1,805	—	1,805
Operating expenses relating to real estate properties	—	9,234	1,924	11,158
Depreciation and amortization	—	4,186	551	4,737
Total expenses	5,302	22,125	5,848	33,275

Total revenues less total expenses	3,569	(3,545)	(2,864)	(2,840)
Equity in earnings of unconsolidated ventures	—	—	183	183
Gain on sale of available- for-sale securities	482	—	—	482
Income (loss) from continuing operations	4,051	(3,545)	(2,681)	(2,175)
Discontinued operations: Gain on sale of real estate assets	—	—	509	509

Net income (loss)	4,051	(3,545)	(2,172)	(1,666)
Plus: net loss attributable to non-controlling interests	—	227	1,666	1,893
Net income (loss) attributable to common shareholders	$4,051	$(3,318)	$(506)	$227
Segment assets at June 30, 2013	$88,290	$262,662	$150,878	$501,830

Note 10 -Segment Reporting (Continued)

The following table summarizes the Trust’s segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2012
	Loan and Investment	Multi-Family Real Estate	Other Real Estate	Total

Rental and other revenue from real estate properties	$—	$1,943	$725	$2,668
Interest and fees on real estate loans	2,562	—	—	2,562
Other income	33	—	292	325
Total revenues	2,595	1,943	1,017	5,555

Interest expense	282	561	573	1,416
Advisor’s fees, related party	201	89	43	333
General and administrative	1,292	261	181	1,734
Property acquisition costs	—	471	—	471
Operating expenses relating to real estate properties	—	865	868	1,733
Depreciation and amortization	—	894	183	1,077
Total expenses	1,775	3,141	1,848	6,764

Total revenues less total expenses	820	(1,198)	(831)	(1,209)

Equity in earnings of unconsolidated ventures	—	—	20	20
Gain on sale of available- for-sale securities	96	—	—	96
Income (loss) from Continuing Operations	916	(1,198)	(811)	(1,093)
Discontinued Operations:
Gain on Sale of Real Estate Assets	—	—	302	302
Net income (loss)	916	(1,198)	(509)	(791)
Plus: net loss attributable to non-controlling interests	—	175	474	649
Net income (loss) attributable to common shareholders	$916	$(1,023)	$(35)	$(142)

Segment assets at June 30, 2012	$106,765	$113,879	$109,109	$329,753

Note 10 - Segment Reporting (Continued)

	Nine Months Ended June 30, 2012
	Loan and Investment	Multi-Family Real Estate	Other Real Estate	Total

Rental and other revenue from real estate properties	—	$2,121	$2,334	$4,455
Interest and fees on real estate loans	$7,016	—		7,016
Other income	340	—	585	925
Total revenues	7,356	2,121	2,919	12,396

Interest expense	611	700	1,447	2,758
Advisor’s fees, related party	512	126	139	777
General and administrative	3,110	813	1,491	5,414
Property acquisition costs	—	2,264	—	2,264
Operating expenses relating to real estate properties	—	935	2,543	3,478
Depreciation and amortization	—	894	547	1,441
Total expenses	4,233	5,732	6,167	16,132

Total revenues less total expenses	3,123	(3,611)	(3,248)	(3,736)

Equity in (loss) earnings of unconsolidated ventures	(136)	(129)	170	(95)
Gain on sale of available-for-sale securities	420	—	—	420
Gain on sale of loan	3,192	—	—	3,192
Income (loss) from continuing operations	6,599	(3,740)	(3,078)	(219)

Discontinued operations:
Gain on sale of real estate assets	—	—	792	792

Net income (loss)	6,599	(3,740)	(2,286)	573
Plus: net loss attributable to non-controlling interests	—	522	1,609	2,131

Net income (loss) attributable to common shareholders	$6,599	$(3,218)	$(677)	$2,704

Segment assets at June 30, 2012	$106,765	$113,879	$109,109	$329,753

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

Real estate loans:  The earning mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market rates of interest between 12% and 12.5%.  The earning mortgage loans of the Trust which have fixed rate provisions have an estimated fair value of $11,000 greater than their carrying value assuming a market rate of interest of 11% which management believes reflects institutional lender yield requirements.

Junior Subordinated Notes:  At June 30, 2013, the estimated fair value of the Trust’s junior subordinated notes is lower than their carrying value by approximately $21.2 million based on a market rate of 6.55% which management believes reflect institutional lender yield requirements.

Mortgages Payable:  At June 30, 2013, the estimated fair value of the Trust’s mortgages payable is lower than their carrying value by approximately $8.2 million assuming market interest rates between 1.93% and 9.35%.  Market rates were determined using rates which we believe reflect institutional lender yield requirements.

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

Note 11 — Fair Value of Financial Instruments (Continued)

Set forth below is information regarding the Trust’s financial assets measured at fair value as of June 30, 2013 (dollars in thousands):

	Carrying and	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2
Financial Assets:
Available-for-sale equity securities	$310	$310	—
Interest Rate Cap	5	—	$5
Financial Liabilities:
Interest Rate Swap	$7	—	$7

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

Derivative financial instruments:  Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At June 30, 2013, these derivatives are included in other assets and accounts payable and accrued liabilities on the consolidated balance sheet.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  However, as of June 30, 2013, the Trust has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Trust has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 12 — Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

The Trust’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Trust primarily uses interest rate swaps and caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Trust making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  In March 2012, the Trust executed an interest rate swap used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and nine months ended June 30, 2013 the Trust did not

Note 12 — Derivative Financial Instruments (Continued)

record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Trust’s variable-rate debt.

As of June 30, 2013, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity

Interest Rate Swap	$1,908	5.25%	April 1, 2022

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Trust’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a gain of $1,200 and a loss of $4,500 for the three and nine months ended June 30, 2013, respectively. As of June 30, 2013, the Trust had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Notional
Interest Rate Derivative	Amount	Rate	Maturity

Interest Rate Caps	$24,700	1.0%	October 1, 2014

The table below presents the fair value of the Trust’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
June 30, 2013		September 30, 2012
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other assets	$5	Other assets	$10
Accounts payable and accrued liabilities	$7	Accounts payable and accrued liabilities	$104

The following table presents the effect of the Trust’s derivative financial instrument on the consolidated statements of comprehensive income (loss) for the three and nine months ended June 30, 2013 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2013	2012	2013	2012
Amount of gain (loss) recognized on derivative in Other Comprehensive Income	$59	$(72)	$69	$(100)
Amount of loss reclassified from Accumulated other comprehensive income into interest expense	(9)	(9)	(28)	(9)

Note 12 — Derivative Financial Instruments (Continued)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three and nine months ended June 30, 2013 or June 30, 2012.  During the twelve months ending June 30, 2014, the Trust estimates an additional $34,000 will be reclassified from Accumulated other comprehensive (loss) income as an increase to interest expense.

Credit-risk-related Contingent Features

The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

As of June 30, 2013 the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $7,000.  As of June 30, 2013, the Trust has not posted any collateral related to this agreement.  If the Trust had been in breach of this agreement at June 30, 2013, it could have been required to settle it obligations thereunder at its termination value of $7,000.

Note 13 — New Accounting Pronouncements

Effective January 1, 2013, the Trust adopted ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income which the FASB issued in February 2013.  The standard requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to financial statements.  The adoption of this guidance did not have a material impact on the Trust’s financial condition, results of operations or disclosures.

Note 14 — Subsequent Events

Except as noted below, subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2013 that require additional disclosure have been included in the notes to the consolidated financial statements.

On July 31, 2013, we completed the sale of substantially all of our interest in a joint venture that holds a leasehold interest in a property in midtown, New York City.  We estimate the gain from this sale will be approximately $5.4 million, which will be recognized in the fourth quarter of fiscal 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions or variations thereof.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

Our multi-family activities derive revenues primarily from tenant rental payments. We commenced these activities in 2012 as we identified a demand for equity capital in this sector. Generally, these activities involve our investment of 80% of the equity in a joint venture that acquires a multi-family property. Our multi-family property activities allow us to address the funding needs of multi-family real estate investors by providing such investors with access to equity capital.

Our ownership and operation of other real estate assets is comprised principally of the activities of the Newark Joint Venture and to a lesser extent, the ownership and operations of various real estate assets located in New York and Florida. The Newark Joint Venture is engaged in the development of properties in downtown Newark, NJ. The properties are to be developed for educational, commercial, retail and residential use. The Newark Joint Venture is currently developing a project known as “Teachers Village”—the project currently involves five buildings (two of which were recently completed and tenants are in the process of taking possession and the balance of which are to be completed by the summer of 2014), which are to be used for charter schools, retail space and residential units. The venture is currently unprofitable and it is anticipated that the activities will continue to be unprofitable at least until the Teacher’s Village is constructed and reasonable occupancy levels achieved. The venture requires substantial third party funding (including tax credits and financing provided by governmental authorities) for its development activities—no assurance can be given that sufficient funding will be available and even if sufficient funding is obtained and construction completed, that such development activities will ever by profitable to us.

The following highlights our activities during the nine months ended June 30, 2013 and our financial condition as of such date:

•                  We acquired eight multi-family properties with an aggregate of 1,884 units for an aggregate purchase price of $136 million (excluding acquisition costs of $1.74 million and including an aggregate of $105 million of mortgage debt).   Four of these properties, with an aggregate of 840 units, were purchased in the quarter ended June 30, 2013, for an aggregate purchase price of $71.4 million (excluding acquisition costs of $773,000 and including an aggregate of $54.4 million of mortgage debt).

•                  We originated $67.8 million of mortgage loans in the nine months ended June 30, 2013 ($42.8 million in the first quarter, $20.2 million in the second quarter and $4.8 million in the third quarter) compared to $66.1 million in the nine months ended June 30, 2012 ($25.5 million in the first quarter, $40.6 million in the second quarter and $20.1 million in the third quarter).

•                  We had payoffs of $37.5 million of mortgage loans in the first nine months of fiscal 2013 of which $28.8 was paid off in the current quarter.

•                  At June 30, 2013 our loans totaled $66.8 million - all of which are performing.

•                  At June 30, 2013 we had cash and cash equivalents and available-for-sale securities of $24.7 million.

•                  The Newark Joint Venture completed construction of, and the principal tenants took possession of two buildings at the Teachers Village Project.

•                  On July 31, 2013, we completed the sale of substantially all of our interest in a joint venture that holds a leasehold interest in a property in midtown, New York City.  We estimate the gain from this sale will be approximately $5.4 million, which will be recognized in the fourth quarter of fiscal 2013.

Results of Operations — Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands):	2013	2012	Increase (Decrease)	%Change
Rental and other revenue from real estate properties	$8,250	$2,668	$5,582	209%
Interest and fees on real estate loans	2,921	2,562	359	14.0%
Recovery of previously provided allowances	600	9	591	N/M %
Other income	267	316	(49)	(15.5)%
Total revenues	$12,038	$5,555	$6,483	117%

Rental and other revenue from real estate properties.  The components of the increase are: (i) rental revenue of $4.5 million from nine multi-family properties acquired since late June 2012; (ii) approximately $785,000 from the consolidation of two properties that were unconsolidated during the three months ended June 30, 2012 due to amendments in the operating agreements that were effective August 1, 2012; and (iii) $350,000 due to improved occupancy and to a lesser extent, improved rental rates at a property acquired in the second quarter of fiscal 2012.   The increase was partially offset by an approximate $56,000 decline in rental revenue from reduced occupancy at our Newark Joint Venture properties which are development sites at which leasing space is difficult.

Interest and fees on real estate loans.  The increase is due to a $13.8 million increase in the weighted average balance of earning loans outstanding which resulted in an increase of $401,000 in interest income.  The increase was partially offset by a decrease in loan fee income and a reduction of 13 basis points in the rate earned on the portfolio.  As reflected in our loan originations of $4.8 million in the quarter ended June 30, 2013, the lending environment is challenging, which may adversely impact future revenues from loan origination activities.

Recovery of previously provided allowances.  The increase of $591,000 is primarily due to a recovery of $600,000 relating to a loan that was charged off in a prior period.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2013	2012	Increase (Decrease)	%Change
Interest expense	$3,127	$1,416	$1,711	121%
Advisor’s fees — related party	497	333	164	49.3%
General and administrative	1,943	1,734	209	12.1%
Property acquisition costs	767	471	296	68.9%
Operating expenses relating to real estate properties	4,595	1,733	2,862	165%
Depreciation and amortization	1,832	1,077	755	70.1%
Total expenses	$12,761	$6,764	$5,997	88.7%

Interest expense. The increase is attributable to the following factors: (i) $1.1 million is due to mortgages on the nine multi-family properties acquired since late June 2012; (ii) $246,000 is due to the Newark Joint Venture’s financing transactions; (iii) $178,000 is due to the increase, in August 2012, of the interest rate on the junior subordinated notes from 3% to 4.9%; and (iv) $208,000 is due to interest expense from two multi-family joint ventures that were previously unconsolidated.  Capitalized interest was $674,000 and $472,000 for the three months ended June 30, 2013 and 2012, respectively.

Advisor’s fees, related party.  The fee is calculated based on invested assets which increased primarily due to the purchase of 13 multi-family properties since January 2012.

General and administrative.  The increase is due to increased professional fees of approximately $275,000, including legal fees of $196,000 relating to the recovery of funds on a loan that was charged off in a prior fiscal year.  The increases were partially offset by a temporary decrease in payroll and payroll related costs due to staff reductions.

Property acquisition costs. The increase is due to increased multi-family property acquisition activity in the current quarter.

Operating expenses relating to real estate properties.  The increase is due primarily to $2.3 million of additional operating expenses  relating to the nine multi-family properties acquired since late June 2012 and $558,000 of expenses from two properties owned by joint ventures that were previously unconsolidated.

Depreciation and amortization.  The increase is primarily due to the property acquisition of nine multi-family properties since late June 2012.

Other revenue and expense items

Gain on sale of available-for-sale securities.  In the three months ended June 30, 2012, we sold available-for-sale securities with a cost basis of $613,000 and recognized a gain of $96,000.  These gains are reflected in our loan and investment segment.  There were no sales in the current three month period.

Discontinued operations.  In three months ended June 30, 2013 and 2012, discontinued operations consisted of gains of $509,000 and $302,000, respectively from the sale of vacant cooperative apartments in New York City.

Results of Operations — Nine months ended June 30, 2013 compared to the nine months ended June 30, 2012

Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended June 30,
(Dollars in thousands):	2013	2012	Increase (Decrease)	%Change
Rental and other revenue from real estate properties	$20,756	$4,455	$16,301	366%
Interest and fees on real estate loans	7,766	7,016	750	10.7%
Recovery of previously provided allowances	1,022	19	1,003	N/M
Other income	891	906	(15)	(1.7)%
Total revenues	$30,435	$12,396	$18,039	145%

Rental and other revenue from real estate properties.  The increase is due to the inclusion of $7.0 million of rental revenue from three multi-family properties acquired in fiscal 2012 and $7.1 million of rental revenue from eight multi-family properties acquired in the first nine months of fiscal 2013 and $2.3 million of rental revenue on two properties that were acquired in fiscal 2012 but were not treated as consolidated entities until August 2012.  The increase was partially offset by an approximate $210,000 decline in rental revenue from reduced occupancy at our Newark Joint Venture properties which are development sites at which leasing space  is difficult.

Interest and fees on real estate loans.  The increase is due primarily to a $7.24 million increase in the weighted average balance of earning loans outstanding.

Recovery of previously provided allowances. The increase is due to a $1.02 million recovery relating to two loans that were charged off in a prior period.

Expenses

The following table compares our expenses for the periods indicated:

	Nine Months Ended June 30,
(Dollars in thousands)	2013	2012	Increase (Decrease)	%Change
Interest expense	$8,734	$2,758	$5,976	217%
Advisor’s fees — related party	1,314	777	537	69.1%
General and administrative	5,527	5,414	113	2.1%
Property acquisition costs	1,805	2,264	(459)	(20.3)%
Operating expenses relating to real estate properties	11,158	3,478	7,680	221%
Depreciation and amortization	4,737	1,441	3,296	229%
Total expenses	$33,275	$16,132	$17,143	106%

Interest expense. The increase is due to the following: (i) $4 million is due to mortgage interest expense on our multi-family properties (ie $1.8 million is due to mortgages on the three multi-family properties acquired in fiscal 2012, $1.6 million on eight properties acquired in fiscal 2013, and $627,000 from two multi-family joint ventures that were unconsolidated in the corresponding period in the prior fiscal year); (ii) $1.4 million is due to the Newark Joint Venture’s financing transactions; and (iii) $533,000 is due to the increase in August 2012 of the interest rate on the junior subordinated notes from 3% to 4.9%.  Capitalized interest relating to the Teachers Village Development was $2.1 million and $1.2 for the nine months ended June 30, 2013 and 2012, respectively.  Annual interest expense of approximately $1.5 million related to the two completed buildings of the Teachers Village project will be expensed on a going forward basis.

Advisor’s fees, related party.  The fee is calculated based on invested assets which increased primarily due to the purchase of an aggregate of 13 multi-family properties in fiscal 2012 and fiscal 2013.

General and administrative.  The increase is due to: increased professional fees of $431,000, including legal fees of $282,000 relating to the recovery of funds on two loans that were charged off in a prior fiscal year and $108,000  related to multi-family joint venture activity.   This increase was offset partially by an approximate: (i) $264,000 decrease in compensation expense relating to, among other things, the reversal of restricted stock amortization expense resulting from the forfeiture of restricted stock awards, decrease in loan origination commissions,  and decreases in expenses related to personnel performing services pursuant to our shared services agreement; and (ii) $103,000 decrease  in an alternative minimum tax accrual due to reduced utilization of our net operating losses.

Property acquisition costs. The decrease is due to reduced expenses incurred in completing acquisitions in the current nine months.

Operating expenses relating to real estate properties.  The increase is due primarily to the inclusion of operating expenses of $3.3 million from three multi-family properties acquired in fiscal 2012, $3.5 million of operating expenses from eight multi-family properties acquired in fiscal 2013 and $1.4 million of operating expenses from two multi-family joint venture properties acquired in fiscal 2012 that were not treated as consolidated entities until August 2012 due to changes in the operating agreement.  These increases were offset by a reduction in operating expenses at our Newark Joint Venture of $590,000 due to reduced management fees paid to the manager/developer of the Newark Joint Venture as a result of a retroactive change, effective February 2012, in the management agreement.  The management fee has been reduced during the period the developer’s fee (which is capitalized) is paid (i.e. until the second phase of the Teachers Village project is completed).

Depreciation and amortization.  The increase is due primarily to the inclusion of depreciation expenses of $1.4 million from three multi-family properties acquired in fiscal 2012 and $1.5 million of operating expenses from eight multi-family properties acquired in fiscal 2013 and $411,000 of depreciation from two multi-family joint venture properties acquired in fiscal 2012 but were not treated as consolidated entities until August 2012 due to changes in the operating agreement.

Other revenue and expense items

Equity in earnings (loss) of unconsolidated joint ventures.  The increase of $278,000 is  related to a loss of in the prior nine month period: (i) $173,000 from two joint ventures entered into in the March 2012 quarter which loss is primarily related to one time acquisition costs and (ii) the write off of capitalized costs in the prior nine month period related to a joint venture that ceased operations in November 2011.

Gain on sale of available-for-sale securities.  In the nine months ended June 30, 2013, we sold available-for-sale securities with a cost basis of $509,000 and recognized a gain of $482,000.  In the nine months ended June 30, 2012, we sold available-for-sale securities with a cost basis of $3,222,000 and recognized a gain of $420,000.

Discontinued operations

For the first nine months of fiscal 2013, discontinued operations consisted of a $509,000 gain on the sale of a vacant cooperative apartment in New York City, and for the corresponding period in the prior year, discontinued operations consisted of aggregate gains of $792,000 on the sale of two vacant cooperative apartments in New York City.

Liquidity and Capital Resources

We require funds to acquire properties, fund loan originations, repay borrowings, pay operating expenses, fund capital improvements at our multi-family properties and with respect to the Newark Joint Venture, to fund operating losses and a third development phase.  Our current sources of liquidity consist primarily of our cash and up to $10 million that we may borrow on an unsecured basis for up to 90 days pursuant to our credit facility. At June 30, 2013, our liquidity (excluding $36.4 million in restricted cash-construction holdback which is to be used by the Newark Joint Venture) was approximately $34.4 million.  At July 31, 2013 our liquidity was approximately $41.4 million.

As further discussed below, we believe we have sufficient funds to meet our operating expenses through 2014 and to fund any capital contributions required for the general operations of Newark Joint Venture and our multi-family properties. We also have funds available to engage in our lending business and to make property acquisitions. The extent of our ability to engage such activities is limited by our available cash and, in the case of loan origination activities, by our (i) ability to sell participating interests in such loans and (ii) ability or willingness to use our credit facility, and in the case of our multi-family property activities, the availability of mortgage debt to finance such acquisitions.

Multi-Family Properties

We anticipate that the debt service that becomes payable during 2013 through 2015 for our 13 multi-family properties and the operating expenses of these properties will be funded from the rental revenues generated therefrom. The mortgage debt with respect to these properties is non-recourse to (i) the joint venture that owns the property, subject to standard carve-outs and (ii) us and our subsidiary holding our interest in the joint venture.

Newark Joint Venture

The Newark Joint Venture’s capital resource and liquidity requirements through September 2015 are primarily construction and related costs and debt service associated with the first and second phases of the Teacher’s Village project which contemplate the construction of five buildings. We anticipate that the construction and associated costs for these phases of the Teachers Village project will be funded by the $36.4 million reflected as restricted cash-construction holdback on our consolidated balance sheet at June 30, 2013, which funds are to be released to the venture from time to time upon satisfaction of specified construction and permitting related conditions.

We anticipate that the debt service payable from 2013 through 2015 and the estimated operating expenses for such years for the first and second phase of the Teacher’s Village project, will be paid from existing interest reserves, a US Treasury interest subsidy on the qualified school construction bonds, New Jersey tax credits, funds generated from the operations of such properties and capital contributions from the members of the Newark Joint Venture.  After giving effect to the $2.4 million of rental revenues to be generated from the in-place lease agreements with three charter schools and a day-care center, the Newark Joint Venture estimates that it will require at least an additional $7 million in rental payments from retail tenants and residential tenants at the Teachers Village buildings to cover debt service and operating expenses for 2014 and 2015. While the Newark Joint Venture has commenced marketing the retail space at these buildings, there is no assurance that the venture will be able to lease such space and that if leased, the rental payments therefrom and from rental revenues from the residential units (for which marketing has not commenced) will be sufficient to cover debt service and operating expenses.

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

Credit Facility

A subsidiary of ours is able, pursuant to a senior secured revolving credit facility, to borrow up to an aggregate of $25 million to originate loans. The subsidiary may borrow (i) on an unsecured basis, $10 million for up to 90 days and (ii) on a secured basis, up to the lesser of $25 million and the borrowing base (as determined pursuant to the facility).  Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures June 21, 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at our option into an 18 month term loan. We have guaranteed the payment and performance of our subsidiary’s obligations under the facility. The credit facility, among other things, requires us to maintain specified net worth and liquidity levels, requires the subsidiary to maintain specified debt service coverage and collateral coverage ratios, and limits our and our subsidiary’s ability to incur debt.

At each of June 30, 2013 and July 31, 2013, no amount was outstanding under the facility and the maximum amount we could borrow was $10 million for 90 days.

Cash Distribution Policy

At December 31, 2012, we had approximately $56 million of net operating loss carry forwards available to offset future income. It therefore is unlikely that we will pay or, to maintain our REIT status, be required to pay any dividend in 2013 and for several years thereafter.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our primary component of market risk is interest rate sensitivity.  Our interest income is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate.   At June 30, 2013, approximately 93% of the principal amount of the outstanding mortgage loans we originated were comprised of variable rate loans tied to the prime rate and with a stated minimum interest rate.   When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables as of June 30, 2013 and believe that an increase of 100 basis points in interest rates would have a positive annual effect of approximately $428,000 on income before taxes and a one percent decline in interest rates would have no annual effect on income before taxes because all of our variable rate loans have a stated minimum rate.

As of June 30, 2013, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At June 30, 2013, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have increased by approximately $104,000.   If there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have decreased by approximately $116,000. These changes would not have any impact on our net income or cash.

With the exception of three mortgages (one which is subject to an interest rate swap agreement and another which is subject to interest rate caps) all of our mortgage debt is fixed rate.  For the variable rate debt, an increase of 100 basis points in the interest rate would have a negative annual effect of approximately $199,000 and a decrease of 100 basis points in the interest rate would have a $48,000 positive effect on income before taxes.

Our junior subordinated notes bear interest at a fixed rate through April 2016  and accordingly, the effect of changes in interest rates would not  currently impact the amount of interest expense that we incur under such indebtedness.

As of June 30, 2013, 84% of our loan portfolio was secured by properties located in the New York metropolitan area, 7% in Florida, and 9% in other states and we are therefore subject to risks associated with the economics in these areas.

Item 4.  Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2013 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2011, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which we may, through September 2013, expend up to $2,000,000 to acquire our common shares.  There were no share purchases affected in the quarter ended June 30, 2013.

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

BRT REALTY TRUST
(Registrant)

August 8, 2013	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

August 8, 2013	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)