Form 10-K
period 2013-09-30
BRT REALTY TRUST
filed 2013-12-12
CIK 14846

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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

         Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $59.6 million based on the last sale price of the common equity on March 31, 2013, which is the last business day of the registrant's most recently completed second quarter.

         As of November 29, 2013, the registrant had 14,162,887 Shares of Beneficial Interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of shareholders of BRT Realty Trust to be filed not later than January 28, 2014 are incorporated by reference into Part III of this Form 10-K.

 TABLE OF CONTENTS

Form 10-K

Item No.		Page(s)
PART I		2
1.	Business	2
1A.	Risk Factors	16
1B.	Unresolved Staff Comments	24
2.	Properties	25
3.	Legal Proceedings	25
4.	Mine Safety Disclosures	25
PART II		25
5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
6.	Selected Financial Data	26
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
7A.	Quantitative and Qualitative Disclosures About Market Risk	41
8.	Financial Statements and Supplementary Data	42
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	42
9A.	Controls and Procedures	42
9B.	Other Information	43
PART III		43
10.	Directors, Executive Officers and Corporate Governance	43
11.	Executive Compensation	43
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
13.	Certain Relationships and Related Transactions, and Director Independence	44
14.	Principal Accountant Fees and Services	44
PART IV		45
15.	Exhibits and Financial Statement Schedules	45
Signatures		51

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

  •
  our acquisition strategy, which may not produce the cash flows or income expected;

  •
  competition could adversely affect our ability to acquire properties;

  •
  competition could limit our ability to lease apartments or retail space or increase or maintain rental income;

  •
  losses from catastrophes may exceed all insurance coverage;

  •
  a limited number of multi-family property acquisition and mortgage origination opportunities acceptable to us;

  •
  national and local economic and business conditions;

  •
  the condition of Fannie Mae or Freddie Mac, which could adversely impact us;

  •
  our failure to comply with laws, including those requiring access to our properties by disabled persons, which could result in substantial costs;

  •
  our failure to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended, which could have adverse consequences,

  •
  insufficient cash flows, which could limit our ability to make required payments for debt obligations;

  •
  an inability to renew, repay, or refinance our outstanding debt;

  •
  general and local real estate property conditions;

  •
  defaults by borrowers in paying debt service on outstanding loans;

  •
  limitation of credit by institutional lenders;

  •
  impairment in the value of real estate property we own or real estate property securing our loans;

  •
  changes in Federal government policies;

  •
  changes in Federal, state and local governmental laws and regulations;

  •
  increased competition from providers of short-term bridge loans;

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

PART I

Item l.    Business.

General

        We are a real estate investment trust, also known as a REIT, engaged in three principal business activities: the ownership and operation of multi-family properties, real estate lending, and the ownership, operation and development of commercial, mixed use and other real estate assets.

        Our multi-family property activities commenced in 2012 and involves our ownership and operation, primarily through joint ventures in which we typically have an 80% equity interest, of such properties. We acquired five multi-family properties with 1,452 units in 2012 and nine multi-family properties with 2,334 units in 2013. At September 30, 2013 our equity investment in these 14 properties was approximately $59.6 million and the net book value of these properties was approximately $299.8 million. From October 1, 2013 through November 29, 2013, we acquired six additional multi-family properties with an aggregate of 1,834 units and our equity investment in these six properties was approximately $24.8 million. At November 29, 2013, we own 20 multi-family properties located in seven states with an aggregate of 5,620 units.

        Our real estate lending activities involve originating and holding for investment short-term senior mortgage loans secured by commercial and multi-family real estate property in the United States. Revenue is generated from the interest income (i.e, the interest borrowers pay on our loans) and to a lesser extent, loan fee income generated on the origination and extension of loans. The loans we originate generally have relatively high yields and are short-term or bridge loans with a duration ranging from six months to one year, with up to a one year extension in certain cases. Our loans carry a floating rate of interest based on a spread over the prime rate, with a stated minimum rate, though we originate fixed rate loans as circumstances dictate. Our lending activities have decreased during the past three years and may continue to decrease due to increased competition, reduced demand for our loans and our increased emphasis on our multi-family activities.

        We also own and operate various other real estate assets, the most significant of which are properties (including development properties) located in Newark, New Jersey. At September 30, 2013, the net book value of the real property included in these other real estate assets was $103.1 million, which includes $92.4 million related to our Newark, New Jersey activities.

        Information regarding our multi-family property, real estate lending, and other real estate assets segments is included in Note 13 to our consolidated financial statements and is incorporated herein by this reference.

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

        Unless otherwise indicated or the context otherwise requires, all references to a year (e.g., 2013) refer to the applicable fiscal year ended September 30th.

Our Multi-Family Property Activities

        Beginning in the second quarter of 2012, we, together with joint venture partners, began to acquire multi-family properties. As of November 29, 2013, we own 20 multi-family properties with an aggregate of 5,620 units. These are garden apartment or town home style properties that typically provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and cable television access. Generally, residential leases are for a one year term and may require security deposits equal to one month's rent. Substantially all of the units at these properties are market rate and are not subject to rent control or similar requirements. Set forth below is selected information regarding our multi-family properties. Except as otherwise indicated in the notes to the table below, all of these properties are owned by joint ventures in which we have an 80% equity interest and our joint venture partner has a 20% equity interest.

Property Name and Location	Number of Units	Age(1)	Investment Date	Average Physical Occupancy	Average Monthly Rental Rate per Unit(2)
Ivy Ridge Apartments—Marietta, GA(3)	207	39	1/12/12	89.4%	$709
Water Vista Apartments—Lawrenceville, GA	170	31	2/23/12	94.4	636
The Fountains Apartments—Palm Beach Gardens, FL	542	42	3/22/12	94.9	1,000
Waverly Place Apartments—Melbourne, FL	208	26	3/30/12	96.1	655
Madison at Schilling Farms—Collierville, TN	324	13	6/20/12	95.6	902
Silvana Oaks Apartments—N. Charleston, SC(4)	208	3	10/4/12	93.1	903
Grove at Trinity Pointe—Cordova, TN	464	27	11/15/12	96.5	697
Avondale Station—Decatur, GA	212	59	11/19/12	96.0	708
Spring Valley Apartments—Panama City, FL	160	26	1/11/13	94.7	699
Stonecrossing Apartments—Houston, TX	240	35	4/19/13	96.8	832
Courtney Station—Pooler, GA	300	5	4//29/13	95.3	925
Pathways—Houston, TX	144	34	6/7/13	96.6	791
Autumn Brook Apartments—Hixon, TN(4)	156	24	6/25/13	96.4	743
Mountain Park Estates—Kennesaw, GA(4)	450	11 - 14	9/25/13	87.0	678
The Palms on Westheimer Apartments—Houston, TX	798	39	10/4/13	93.1	589
Ashwood Park—Pasadena, TX	144	29	10/15/13	97.2	632
Meadowbrook Apartments—Humble, TX	260	31	10/15/13	96.0	659
Parkside Apartments—Humble, TX	160	30	10/15/13	92.5	690
Arlington Place at Research Park—Huntsville, AL	208	28	10/18/13	86.1	668
Newbridge Commons—Columbus, OH(4)	264	14	11/21/13	87.0	684

Total	5,620

(1)
Reflects the approximate age of the property based on the year original construction was completed.

(2)
Gives effect to rent concessions.

(3)
This joint venture became a consolidated subsidiary as of August 1, 2012. See note 5 to our consolidated financial statements.

(4)
We have a 90%, 75% and 50% equity interest in the joint venture which owns the Silvana Oaks Apartments, Autumn Brooks Apartments and Mountain Park Estates, respectively. We are the sole owner of Newbridge Commons.

        As of November 29, 2013, the 20 properties owned by us are located in seven states. The following tables set forth certain information, presented by state, related to our properties as of such date (dollars in thousands):

State	Number of Properties	Number of Units	Estimated 2014 Revenue(1)	Percent of 2014 Estimated Revenue
Texas	6	1,746	$13,938	26%
Georgia	5	1,339	13,740	26
Florida	3	910	10,178	19
Tennessee	3	945	9,471	18
South Carolina	1	208	2,271	4
Ohio	1	264	1,878	4
Alabama	1	208	1,595	3

Total	20	5,620	$53,071	100%

(1)
Reflects our estimate of the rental and other revenues to be generated in 2014 by our multi-family properties located in such state.

Joint Venture Arrangements

        The arrangements with our joint venture multi-family property partners are deal specific and vary from transaction to transaction. Generally, these arrangements provide for us and our partner to receive net cash flow available for distribution in the following order of priority:

  •
  a preferred return of 9% to 10% on each party's unreturned capital contributions, until such preferred return has been paid in full,

  •
  the return in full of each party's capital contribution,

  •
  30% to 35% to our partner, and the balance to us, until an internal rate of return ranging from 14% to 15% has been achieved by us, and

  •
  thereafter, shared equally between us and our venture partner.

        Though, as noted above, each joint venture operating agreement contains different terms, such agreements generally provide for a buy-sell procedure under specified circumstances (including (i) after the passage of time (e.g., two years after the acquisition), (ii) if the partners are unable to agree on major decisions, (iii) upon a change in control of our subsidiary owning the interest in the joint venture, or (iv) one or more of the foregoing). Further, these arrangements may also allow us to force the sale of the property after it has been owned by the joint venture for a specified period (e.g., four to five years after the acquisition).

Our Acquisition Process and Underwriting Criteria

        We identify multi-family property acquisition opportunities primarily through relationships developed over time by our officers with our borrowers, real estate investors and brokers.

        Our goal is to acquire properties with cap rates ranging from 5.0% to 7.5% and that will provide stable risk adjusted total returns (i.e., operating income plus capital appreciation). In identifying opportunities that will achieve such goal, we seek acquisitions that will achieve an approximate 8% to 10% annual return on invested cash and a 12% internal rate of return. We have also focused, but have not limited ourselves, to acquiring properties located in the South and in particular, the Southeast United States. Subject to the foregoing, we are opportunistic in pursuing multi-family property acquisitions and do not mandate any specific acquisition criteria, though we take the following into account in evaluating an acquisition opportunity: location, size of the target market, property quality, availability and terms and conditions of long term fixed rate mortgage debt, potential for capital appreciation or recurring income, extent and nature of contemplated capital improvements and property age. We generally acquire these properties with a joint venture partner with knowledge and experience in owning and operating multi-family properties in the target market as this enhances our understanding of such market and assists us in managing our risk with respect to a particular acquisition.

        Approvals of the acquisition of a multi-family property are based on a review of property information as well as other due diligence activities undertaken by us and, as applicable, our venture partner. Those activities include a consideration of economic, demographic and other factors with respect to the target market and sub-market (including the stability of its population and the potential for population growth, its economic and employment base, presence of and barriers to entry of alternative housing stock, market prices for comparable properties, the competitive positioning of the proposed acquisition and the regulatory environment (i.e. applicable rent regulation)), a review of an independent third party property condition report, a Phase I environmental report with respect to the property, a review of recent and projected results of operations for the property prepared by us or our venture partner, an assessment of our joint venture partner's knowledge and expertise with respect to the acquisition and operation of multi-family properties and the relevant market and sub-market, a site visit to the property and the surrounding area (i.e., the target market), an inspection of a sample of units at the property, the potential for rent increases and the possibility of enhancing the property and the costs thereof. To the extent a property to be acquired requires renovations or improvements, funds are set aside by us and our joint venture partner at the time of acquisition to provide the capital needed for such renovation and improvements.

        A key consideration in our acquisition process is the evaluation of the availability of mortgage debt to finance the acquisition (or the ability to assume the mortgage debt on the property) and the terms and conditions (e.g. interest rate, amortization and maturity) of such debt. Typically, approximately 25% to 35% of the purchase price is paid in cash and the balance is financed with mortgage debt. We believe that in light of our small market capitalization compared to our competitors, the use of leverage of 75% allows us the ability to earn a greater return on our investment. The mortgage debt obtained in connection with an acquisition generally matures seven to ten years after the acquisition, provides for a fixed interest rate, is interest only for one to three years from the closing and provides for the amortization of the principal of such debt over 30 years. As of November 29, 2013, the weighted average annual interest rate of the mortgage debt on our 20 multi-family properties is 4.08% and the weighted average maturity of such debt is approximately 8.3 years. The mortgage debt associated with our multi-family properties is non-recourse to (i) the joint venture that owns the property, subject to standard carve-outs and (ii) to us and our subsidiary acquiring the equity interest in such joint venture. (The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on property and the conversion of security deposits, insurance proceeds or condemnation awards.)

        Before a property is acquired, the acquisition must be reviewed and approved by our investment committee. Approval occurs after the assent of not less than four of the seven members of our investment committee, all of whom are executive officers of ours. The approval of our board of trustees is required: (i) for any single multi-family property acquisition in which our equity investment exceeds $15 million; and (ii) if we desire to invest more than $150 million of equity in multi-family properties acquisitions.

Property Management

        The day-to-day management of our multi-family properties is overseen by property management companies operating in the market in which the property is located. Some of these management companies are owned by our joint venture partners or their affiliates. Generally, we can terminate these management companies upon specified notice or for cause, subject to the approval of the mortgage lender or our joint venture partner. Satisfactory replacements for these property managers are available, if required.

Insurance

        We generally carry all risk property insurance covering 100% of the replacement cost for each building and business interruption and rental loss insurance (covering up to twelve months of loss). On a case-by-case basis, based on an assessment of the likelihood of the risk, availability of insurance, cost of insurance and in accordance with standard market practice, we obtain earthquake, windstorm, flood, terrorism and boiler and machinery insurance. We carry comprehensive liability insurance and umbrella policies for each of our properties which provide no less than $5 million of coverage per incident. We request certain extension of coverage, valuation clauses, and deductibles in accordance to standard market practice and availability.

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

Our Real Estate Lending Activities

        The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended September 30,
(Dollars in Thousands)	2013	2012	2011
Loans originated	$70,300	$101,800	$131,300
Loans repaid	76,900	124,800	66,100
Loans sold and loan participations	—	15,700	46,300
Mortgage lending revenues(1)	9,946	9,530	10,328
Mortgage lending expenses(1)	2,755	6,057	6,355

(1)
See Note 13 to our consolidated financial statements.

        We believe that our originations have declined since 2011 due to increased competition (and in particular, competition from lenders lending at higher loan-to-value ratios) and reduced demand for our short-term high interest rate loans and, since 2012, our increased emphasis on our multi-family property activities.

Our Loan Portfolio

        The following summarizes certain characteristics of our loan portfolio as of the dates indicated:

	September 30,
(Dollars in Thousands)	2013	2012
Number of loans outstanding	10	8
Principal amount of loans earning interest	$30,513	$37,096
Percent of loans secured by New York area properties	73%	39%
Weighted average contractual interest rate	10.9%	11.3%
Weighted average term to maturity(1)	5.29 months	5.72 months

(1)
Without giving effect to extension options.

        Interest on our loans is payable monthly. Our loans frequently require that our borrowers pay monthly escrow amounts that are adequate to pay, when due, real estate tax payments on the properties securing our loans. We may also require and hold funds in escrow for the payment of casualty insurance premiums. With respect to certain loans originated by us, the borrower funds an interest reserve out of the loan proceeds, from which all or a portion of the interest payments due to us are made for a specified period of time.

        At September 30, 2013, our three largest loans outstanding of approximately $10.1 million, $8 million and $2.5 million represented approximately 8.6%, 7.6% and 3.4%, respectively, of the total interest and fees earned on our loan portfolio in 2013, and 1.8%, 1.5% and 0.5%, respectively, of our total assets. There were no other loans in our portfolio that, at such date, represented more than 0.5% of our total assets. At September 30, 2013, our loan-to-value ratio was approximately 55%.

        It is our policy to lend at a floating rate of interest based on a spread over the prime rate, with a stated minimum interest rate, though we originate fixed rate loans as circumstances dictate. At September 30, 2013 and 2012, approximately 85% and 95%, respectively, of the principal amount of our outstanding loans had a floating rate of interest. The balance of the loans as of such dates were fixed rate mortgages.

        The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at September 30, 2013 and 2012, all of which are earning interest (dollars in thousands):

	September 30,
	2013			2012
	Number of Loans	Earning Interest	Percentage	Number of Loans	Earning Interest	Percentage
Multi-family	5	$16,772	55%	7	$35,096	94.6%
Hotel	1	1,680	6	—	—	—
Retail	2	3,100	10	1	2,000	5.4
Land	1	8,000	26	—	—	—
Single Family	1	961	3	—	—	—

Total	10	$30,513	100%	8	$37,096	100%

Our Lending Strategy

        We pursue lending opportunities with purchasers and prospective purchasers of commercial and multi-family properties and property owners who require short-term financing for renovation or repositioning of a real estate asset.

        Our lending policy emphasizes the origination of short-term real estate loans secured by senior liens on real property. As of September 30, 2013, other than one mezzanine loan in principal amount of $2 million, our loan portfolio only consisted of first mortgage loans or pari passu participations in first mortgage loans. Our lending activities focus on operating properties such as multi-family properties, residential properties being converted to condominium ownership, retail properties, mixed use buildings and hotels/motels.

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

        Loan approvals are based on a review of property information as well as other due diligence activities undertaken by us. Those activities may include a site visit to the property, an in-house property valuation, a review of the results of operations of the property (historical and projected, if any) or, in the case of an acquisition of the property by our prospective borrower, a review of projected results of operations for the property, and a review of the financial condition and a credit report and background check of the principals of the prospective borrower. We do not obtain independent property appraisals, but instead rely on our in-house activities described above. If management determines that an environmental assessment of the underlying property is necessary, then such an assessment is conducted by an experienced third-party service provider. Before a loan commitment is issued, the loan must be reviewed and approved by our loan committee. Loan approval occurs after the assent of not less than four of the seven members of our loan committee, all of whom are executive officers of ours. We generally obtain a non-refundable cash deposit for legal, travel, and other expenses from a prospective borrower prior to or at the time of issuing a loan commitment, and our loan commitments are generally issued subject to receipt by us of title documentation and title insurance, in a form satisfactory to us, for the underlying property. The approval of our board of trustees is required for: (i) each loan which exceeds $20 million in principal amount; or (ii) loans exceeding $50 million in the aggregate to one borrower.

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

 Our Other Real Estate Assets and Activities

Newark Joint Venture

Background

        Two of our wholly-owned subsidiaries are members of a joint venture, which we refer to as the Newark Joint Venture, with two members that are not affiliated with us. The Newark Joint Venture owns several sites (including development sites) and properties located in downtown Newark, NJ. The sites and properties are surrounded by a variety of governmental, educational, cultural and entertainment institutions and facilities. In close proximity to these properties is Rutgers University, the New Jersey Institute of Technology, University of Medicine and Dentistry of New Jersey, Essex County College, Seton Hall Law School, the New Jersey Performing Arts Center, the Prudential Arena (home of the National Hockey League New Jersey Devils), the Essex County Court Complex, Newark's City Hall and a Federal Courthouse. These sites are within walking distance of Newark Penn Station, which provides access to Amtrak and New Jersey Transit trains and are accessible to local bus routes. The sites are served by various highways, including the Garden State Parkway, Interstate-95, Interstate-78 and Interstate-280.

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

        The Newark Joint Venture is in the process of redeveloping the Teachers Village site and intends to redevelop all or a portion of the remaining sites, particularly the Market Street site, with personnel hired by the Newark Joint Venture or with development partners or sell some of its sites to developers or end users. Although we own only a 50.1% membership interest in the Newark Joint Venture, in accordance with generally accepted accounting principles in the United States, the assets, liabilities and results of operations of the Newark Joint Venture are consolidated with our financial statements. Accordingly, the $92.3 million net book value of real estate owned and being developed by the Newark Joint Venture is included in our real estate properties, mortgage debt of $79.9 million incurred by the Newark Joint Venture is included in our mortgages payable and at September 30, 2013, our two mortgage loans aggregating $20.1 million to the Newark Joint Venture (which are secured by all of the real estate assets of the Newark Joint Venture other than the Teachers Village properties and the Broad Street properties), are eliminated in consolidation and are not included in our outstanding mortgage receivables.

        We believe that the properties owned by the Newark Joint Venture have adequate insurance coverage for their current use.

Current Property Information

        The following table sets forth, as of September 30, 2013, information regarding the properties owned by the Newark Joint Venture (dollars in thousands):

Assemblage or Property	Type of Property	Rentable Square Feet	Annual Real Estate Taxes	Number of Tenants	Percent Leased(1)	Mortgage Debt(4)
Market Street(2)	Office and retail	303,126	$396	15	31%	$900
Teachers Village(3)	School and retail	113,903	344	4	78	73,028
Broad Street	School and retail	47,564	238	2	100	5,936
Beaver Street	Retail	8,160	16	—	—	—
Lincoln Park	Parking	79,063	61	2	100	—

(1)
Based on square footage.

(2)
Leases representing substantially all of the leased space of the Market Street development are month-to-month or have cancellation, relocation or demolition provisions. Many of these leases are at below market rentals.

(3)
Does not include three buildings under construction which are expected to be completed from March through October 2014. These buildings will have an aggregate 123 residential rental units and 29,140 square feet of retail space. See "—Information and Activities Relating to Development and Other Sites." Also does not include two parcels aggregating approximately 60,000 square feet that are currently used as parking lots and may be developed in the future.

(4)
See note 8 of our consolidated financial statements. Does not include $20.1 million mortgage debt payable to us by the Newark Joint Venture which is eliminated in consolidation.

        The following table sets forth as of September 30, 2013, a schedule of the annual lease expirations of the Newark Joint Venture's real estate assets and the anticipated contributions to 2014 contractual rental income (i.e., the fixed rental payments to be provided by such leases in 2014) and assuming that none of the tenants exercise renewal or cancellation options, if any (dollars in thousands):

Lease Expiration	Number of Leases Expiring(1)	Square Footage of Leases Expiring	Percentage of Total Leased Square Feet	Projected 2014 Contractual Rental Income(2)	Projected % of 2014 Contractual Rental Income(2)
Month-to-month	10	140,252	45%	$115	5%
2014	2	6,626	2	50	2
2015	2	10,800	3	105	4
2016	1	5,260	2	46	2
2017	1	6,214	2	144	6
2018	1	5,260	2	48	2
2019	—	—	—	—	—
2020	—	—	—	—	—
2021	1	5,000	2	42	2
2022	—	—	—	—	—
2023 and thereafter	5	130,183	42	1,918	77

Total	23	309,595	100%	$2,468	100%

(1)
There are ten in-place leases which are month-to-month and five leases which contain cancellation, relocation or demolition provisions across the various development sites.

(2)
Assumes all month-to-month tenants remain in occupancy for the entire 2014 fiscal year.

Information and Activities Relating to Development and Other Sites

        Set forth below is information regarding the Newark Joint Venture's most significant properties.

Market Street

        The Market Street site is an approximately 68,000 square foot site, currently representing approximately 303,000 rentable square feet. The site is bounded by Market Street, Campbell Street, Washington Street and University Avenue in downtown Newark, New Jersey. Potential redevelopment opportunities with respect to this site include an office complex with a retail component, a medical office complex containing offices, research laboratories and other medical related services, a retail center, a hotel, corporate headquarters, university offices, classrooms and/or dormitories, or a combination of one or more of these uses. The Newark Joint Venture may redevelop this site for its own account, but will only do so if it has entered into long-term lease transactions with credit worthy lessees and has obtained satisfactory assurances that it will obtain necessary construction financing. Alternatively, the Newark Joint Venture may enter into a joint venture with a development partner or sell all or portions of the site. Although there have been discussions with various parties concerning the development of the Market Street area, the Newark Joint Venture has not entered into any agreements concerning the redevelopment of all or any portion of the site and there is no assurance that it will be able to conclude any such arrangement or obtain the financing necessary to proceed with any arrangement which it may conclude.

Teachers Village

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

        Two buildings with an aggregate of 113,903 rentable square feet were completed on schedule in the summer of 2013. Approximately 88,833 square feet is leased to three charter schools and a day-care center. The Newark Joint Venture incurred $339,000 of prepaid leasing costs in connection with the leasing of such space which costs will be amortized over the terms of the applicable leases. The Newark Joint Venture is engaged in leasing activities for the approximately 25,070 square feet of retail space at these buildings and expects, subject to the achievement of certain conditions, including the receipt by the tenant and/or joint venture of financing for tenant improvements, that approximately 60% of the retail space at these buildings will be leased by January 2014.

        Construction has commenced on three buildings that are to contain approximately 123 residential rental units and approximately 29,140 square feet of retail space. We anticipate that one building will be ready for occupancy in each of March, August and October 2014.

        At September 30, 2013, the $73 million of outstanding debt related to Teachers Village carries a weighted average effective interest rate (after giving effect to an annual subsidy of $1.1 million (without giving effect to the annual reduction of approximately $100,000 due to the sequester) from the United States Department of Treasury), of approximately 3.49%, a weighted average maturity of 13.7 years (at September 30, 2013) and is secured by the Teachers Village properties. In addition, the Newark Joint Venture guaranteed, among other things, up to $31 million in principal amount of mortgage debt, which guarantees only expire after satisfaction of performance thresholds relating to the leasing and occupancy of these facilities within specified periods, losses incurred by the lenders by reason of the borrower's bad acts (e.g., fraud or misappropriation), the failure to complete construction of the five buildings to be constructed and the carrying costs with respect to certain properties. The Newark Joint Venture has also agreed to provide indemnity with respect to specified environmental matters and to indemnify the beneficiaries of the New Markets Tax Credits for losses sustained if such credits are disallowed. We estimate that the New Markets Tax Credit indemnity obligation would not exceed $40 million (exclusive of interest and penalties) and is subject to reduction to the extent the credits are not disallowed.

        A third financing phase contemplates obtaining an additional $33 million from private and government sources (other than the Newark Joint Venture) for the construction of one building containing 91 residential units and approximately 10,000 square feet of retail space at Teachers Village.

        No assurance can be given that sufficient financing will be obtained to complete the Teachers Village project, that if completed, that the Teachers Village will ever be profitable for us or that the Newark Joint Venture will ever be able to develop the other properties it owns.

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

        Manager.    An affiliate of the Other Member is the manager of the Newark Joint Venture and is responsible for the day-to-day management activities of the Newark Joint Venture, but our consent is required for all major decisions affecting the Newark Joint Venture and its properties. Depending on the circumstances, we may remove the manager immediately or upon six months advance written notice.

        Mandatory Capital Calls.    Members are generally required to make pro rata capital contributions to the Newark Joint Venture for any projected budget shortfalls.

        Buy-Sell.    During specified periods and circumstances, either member group may provide the other member group with written notice setting forth the amount they will pay to purchase all of the assets of the Newark Joint Venture. The member group which receives such notice has the option to (i) sell their membership interests in the Newark Joint Venture to the other members for their pro rata portion of the asset purchase price set forth in the written notice, or (ii) purchase the other members' membership interests in the Newark Joint Venture for their pro rata portion of the asset purchase price set forth in the written notice. If the acquirer is the Other Member, then the Other Member is required to, among other things, pay in full our mortgage and our preferred equity interest at closing.

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

        Distributions.    The Newark Joint Venture may not distribute any cash flow to its members until the $20.6 million balance due on our loans (which have been eliminated in consolidation on our financial statements) has been fully repaid, including accrued interest. Once it has been fully repaid, the cash flow of the Newark Joint Venture will generally be distributed as follows: (i) first, to each member pro rata in an amount equal to their unreturned additional capital contributions, (ii) second, to us, until we receive a 10% return on our preferred capital contributions, (iii) third, to us until we receive an amount equal to our preferred capital contributions, (iv) fourth, to each member pro rata until such member receives a 10% return on their additional capital contributions, (v) fifth, to the members pro rata an amount equal to their common capital contributions, and (vi) the remainder shall be distributed as follows: (a) 10% to the managing member, and (b) 90% pro rata to the Other Members.

Manager of the Newark Joint Venture

        The manager of the Newark Joint Venture is RBH Group LLC; its managing member and President is Ron Beit-Halachmy. Mr. Beit-Halachmy, 41 years of age, has over 19 years of experience in the real estate industry and has been involved for more than ten years in acquiring sites in Newark, New Jersey. He was the managing member of the entities which acquired all of the real property currently owned by the Newark Joint Venture. Mr. Beit-Halachmy earned a BA in Economics from the University of Wisconsin and a law degree from New York Law School.

Other Real Estate Assets

        We also own the following properties with a net book value of $10.7 million at September 30, 2013:

  •
  an 8.7 acre vacant parcel of land in South Daytona Beach, Florida,

  •
  18 cooperative apartments, all of which are rent controlled or rent stabilized, in two buildings in upper Manhattan, New York, and

  •
  a sub-leasehold interest in a portion (approximately 29% of a 99,000 square foot facility) of a shopping center in Yonkers, NY.

        In July 2013, we sold substantially all of our interest in an unconsolidated joint venture that holds a leasehold interest in a property located in midtown, New York City, for a gain of approximately $5.5 million.

        In addition, an unconsolidated joint venture in which we have a 50% equity interest owns an aggregate of 19 cooperative apartment units in buildings located in Lawrence, New York.

Financing Arrangements

Junior Subordinated Notes

        As of September 30, 2013, $37.4 million in principal amount of our junior subordinated notes were outstanding. These notes mature in April 2036, are redeemable at any time at our option and bear interest at the rates set forth below:

Interest Period	Interest Rate
March 15, 2011 through July 31, 2012	3.00%
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	LIBOR + 2.00%

Credit Facility

        A subsidiary of ours is able, pursuant to a senior secured revolving credit facility with Capital One, National Association, to borrow up to an aggregate of $25 million to originate loans and for other permitted general corporate purposes. The subsidiary may borrow (i) on an unsecured basis,

$10 million for up to 90 days and (ii) on a secured basis, up to the lesser of $25 million and the borrowing base. The borrowing base is generally equal to 40% to 65% (depending on, among other things, the type of property secured by the mortgage receivables acceptable to the lender and the operating income of the related property) of such receivables. Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures in June 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at our option into an 18 month term loan. We have guaranteed our subsidiary's obligations under this facility. At September 30, 2013 and November 29, 2013, no amount was outstanding under the facility and the maximum amount we could borrow was $10 million for 90 days.

Competition

        We compete to acquire real estate assets and in particular, multi-family properties, with other owners and operators of such properties including other multi-family REITs, pension and investment funds, real estate developers and private real estate investors. Competition to acquire such properties is based on price and ability to secure financing on a timely basis and complete an acquisition. To the extent that a potential joint venture partner introduces us to a multi-family acquisition opportunity, we compete with other sources of equity capital to participate in such joint venture based on the financial returns we are willing to offer such potential partner and the other terms and conditions of the joint venture arrangement. We also compete for tenants at our multi-family properties—such competition depends upon various factors, including alternative housing options available in the applicable sub-market, rent, amenities provided and proximity to employment and quality of life venues.

        We compete for loan origination opportunities with other entities, including other mortgage REITs, banks, specialty finance companies, public and private lending companies, pension and investment funds and others. Competitive factors in our lending activities include size of loans offered, loan-to-value requirements, interest rate, market visibility, fees, term and underwriting standards. To the extent a competitor offers a lower rate, is willing to risk more capital in a particular transaction, and/or employs more liberal underwriting standards, our origination volume and profit margins would be adversely impacted. We compete by offering rapid response time in terms of approval and closing and by offering "no prepayment penalty" loans.

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

Our Structure

        We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, and One Liberty Properties, Inc., a publicly-traded equity REIT. Seven individuals (including Jeffrey A. Gould, Chief Executive Officer, Mitchell Gould, Executive Vice President and George Zweier, Chief Financial Officer), devote substantially all of their business time to our acquisition, development and loan origination activities, while our other personnel (including several officers) share their services on a part-time basis with us and other affiliated entities that share our executive offices. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a Shared Services Agreement by and among us and the affiliated entities. The allocation is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each entity that is a party to the shared services agreement.

        In addition, we are party to an Advisory Agreement, as amended, between us and REIT Management Corp., our advisor. REIT Management is wholly owned by Fredric H. Gould, a member of our Board of Trustees and the former chairman of such board, and he and certain of our executive officers, including our Chairman of the Board, President and Chief Executive Officer, receive compensation from REIT Management. Pursuant to this agreement, REIT Management furnishes advisory and administrative services with respect to our business, including, without limitation, arranging and negotiating credit facilities, participating in our loan analysis and approvals, providing investment advice, providing assistance with building inspections and litigation strategy and support. In addition, in connection with non-performing loans, REIT Management, among other activities, engages in negotiations with borrowers, guarantors, and their advisors related to workouts, participates in strategic decisions relating to workouts and foreclosures and may interface with receivers, managing agents and court appointed trustees with respect to specific collateral securing our loans.

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

  •
  0.25% of the average amount of the fair market value of marketable securities;

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

Risks Related to our Business

Our property acquisition, loan origination, and Newark Joint Venture development activities are limited by available funds.

        At November 29, 2013, we had approximately $31 million of cash and cash equivalents available for the acquisition of multi-family properties, loan originations, capital contributions to the multi-family and Newark joint ventures and general operations. If we pursue the acquisition of additional multi-family properties or demand for our mortgage loans increases, as to which no assurance can be given, or if we are required to contribute capital to the Newark Joint Venture or our multi-family properties, our ability to engage in these activities or make these contributions will be limited by the funds available to us. Our ability to use our credit facility is limited by the obligation to pledge collateral acceptable to the lender (and its ability to make such decisions on a timely basis) and covenants that require us to maintain certain financial ratios, including net worth and debt service coverage ratios. At November 29, 2013, the maximum amount that we can borrow under our credit facility is $10 million and such amount can only be borrowed for 90 days, and may only be used for loan originations and other permitted general corporate purposes. Our loan origination, multi-family property acquisition and Newark Joint Venture development activities may be limited by the lack of available funds which will limit our revenues and operating results.

It is unlikely that we will declare any dividends in the next few years.

        We have not declared or paid any dividends since fiscal 2010. In order to qualify as a REIT, we are required to distribute 90% of our taxable income. At December 31, 2012, we had a tax loss carry-forward of approximately $58.3 million. Under current tax laws, we can offset our future taxable income against our tax loss carry-forward until 2028 or until the tax loss carry-forward has been fully used, whichever occurs first. As a result, we do not expect to pay a dividend in 2014 and it is unlikely that we will be required to pay a dividend for many years thereafter in order to maintain our REIT status. The non-payment of cash dividends may negatively impact the price of our common shares.

We may not be able to compete with competitors many of which have greater financial and other resources than we possess.

        We compete with many third parties engaged in the ownership and operation of multi-family properties and real estate lending, including other REITs, specialty finance companies, public and private investors and lenders, investment and pension funds and other entities. The Newark Joint Venture also competes (i) with real estate developers for tax credit allocations and financing provided by governmental and quasi-governmental authorities, and (ii) for tenants, with landlords and developers with, or interested in developing, properties in Newark, New Jersey and the surrounding area. Many of these competitors have substantially greater financial and other resources than we do. Larger and more established competitors enjoy significant competitive advantages that result from, among other things, enhanced operating efficiencies and more extensive networks providing greater and more favorable access to capital, financing and tax credit allocations and more favorable lending and acquisition opportunities. Larger multi-family property operators have the ability to acquire a greater number of higher quality properties at more favorable locations and on more favorable terms and conditions.

Larger competitors engaged in real estate lending are better able to diversify their loan portfolios thereby reducing the risk of loss from any single property or loan and are better equipped to fund larger loan requests, enhancing their appeal to prospective borrowers.

We may incur impairment charges and loan loss provisions in 2014.

        We evaluate on a quarterly basis our real estate and loan portfolios for indicators of impairment or loan losses. Impairment charges and loan loss provisions reflect management's judgment of the probability and severity of the decline in the value of real estate assets we own and real estate assets collateralizing a loan. These charges and provisions may be required in the future as a result of factors beyond our control, including, among other things, changes in the economic environment and market conditions affecting the value of real property assets and loan collateral. If we are required to take impairment charges or loan loss provisions, our results of operations will be adversely impacted.

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

In order for real estate properties to generate positive cash flow or to make real estate properties suitable for sale, we may need to make significant capital improvements and incur deferred maintenance costs with respect to these properties.

        Some of our properties, and in particular, our multi-family properties may face competition from newer, more updated properties. At November 29, 2013, the approximate weighted average age (based on the number of units) of our multi-family properties is approximately 28 years. To remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. The cost of these improvements and deferred maintenance items may impair our financial condition and liquidity.

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

        If we acquire properties, including properties acquired through foreclosure proceedings, the presence of hazardous substances on a property may adversely affect our ability to finance or sell the property and we may incur substantial remediation costs. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition.

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

        We depend on the services of Jeffrey A. Gould, our president and chief executive officer, and other members of senior management to carry out our business and investment strategies. Although Jeffrey A. Gould devotes substantially all of his business time to our affairs, he devotes a limited amount of his business time to entities affiliated with us. In addition to Jeffrey A. Gould, only two other executive officers, Mitchell Gould, our executive vice president, and George Zweier, a vice president and our chief financial officer, devote all or substantially all of their business time to us. The remainder of our executive management personnel share their services on a part-time basis with entities affiliated with us and located in the same executive offices pursuant to a shared services agreement. We rely on part-time executive officers to provide certain services to us, including legal, accounting and computer services, since we do not employ full-time executive officers to handle these services. If the shared services agreement is terminated, we will have to obtain such services or hire employees to perform them. We may not be able to replace these services or hire such employees in a timely manner or on terms, including cost and level of expertise, that are as favorable as those we receive under the shared services agreement.

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

Risks Related to our Multi-Family Activities

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

Most of our multi-family properties are located in a limited number of markets, which makes us susceptible to adverse economic developments in such markets.

        In addition to general, regional and national economic conditions, the operating performance of our multi-family residential properties is impacted by the economic conditions of the specific markets in which our properties are concentrated. Approximately 26%, 26%, 19% and 18% of our estimated 2014 revenues from multi-family properties is attributable to properties located in Texas, Georgia, Florida and Tennessee, respectively. Accordingly, adverse economic developments in such markets could adversely impact the operations of these properties and therefore our operating results and cash flow. The concentration of properties in a limited number of markets exposes us to risks of adverse economic developments which are greater than the risks of owning properties with a more geographically diverse portfolio.

Increased competition and increased affordability of residential homes could limit our ability to retain our tenants or increase or maintain rents.

        Our multi-family properties compete with numerous housing alternatives, including other multi-family and single-family rental homes, as well as owner occupied single and multi-family homes. Our ability to retain tenants and increase or maintain rents could be adversely affected by the alternative housing in a particular area and, due to declining housing prices, mortgage interest rates and government programs to promote home ownership, the increasing affordability of owner occupied single and multi-family homes.

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

        In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Further, our joint venture partners may experience financial distress, including bankruptcy, and to the extent they do not meet their obligations to us or our joint ventures with them, we may be adversely affected.

        Six of our 19 multi-family property joint ventures are owned with one venture partner or its affiliates. We may be adversely effected if we are unable to maintain a satisfactory working relationship with this joint venture partner or if this partner becomes financially distressed.

Risks Related to our Real Estate Lending Activities

Increased competition, decreased demand for our loans and our increase in emphasis on our multi-family property activities may result in decreased loan originations adversely affecting our business.

        As a result of increased competition, decreased demand and our increase in emphasis on our multi-family properties activities, our loan originations decreased by 29% from $98.6 million in 2012 to $70.3 million in 2013. If loan originations decline further or continue at a reduced level, our revenues, net income and cash flow would be negatively affected.

The geographic concentration of our loans may make our revenues and the value of the related mortgages vulnerable to adverse changes in economic conditions in the New York metropolitan and Florida regions.

        At September 30, 2013, 73% and 16% of principal amount of our outstanding loans are secured by properties located in New York City and Florida, respectively. A lack of geographical diversification makes our mortgage portfolio more sensitive to local or regional economic conditions. A significant decline in the economy of either of these regions could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances which might not be as acute if our loan portfolio were more geographically diverse.

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

        Our primary source of recovery in the event of a loan default is the real estate underlying a defaulted loan. Therefore, the value of a loan depends upon the value of the underlying real estate. The value of the underlying property is dependent on numerous factors outside of our control, including national, regional and local business and economic conditions, inflation, government economic policies and the availability of credit. A loan-to-value ratio is the ratio of the amount of our loan to the estimated market value of the property underlying a loan, as determined by our internal valuation process. The higher the loan to value ratio, the greater the risk that the amount obtainable from sale of a property will be insufficient to repay the loan in full upon default.

Risks Related to the Newark Joint Venture and Real Estate Operations.

The Newark Joint Venture may have an operating loss for the foreseeable future.

        We anticipate that the Newark Joint Venture will operate at a loss in 2014 and for several years thereafter. If the Newark Joint Venture operates at a loss, we and our partners in the venture may be required to fund the operating losses and capital requirements by making additional capital contributions. No assurance can be given that we or our venture partners will have the resources or be willing to make such contribution and the failure to make the required contribution may have an adverse impact on us.

If we are unable to pay debt service as it become due, we may be forced to sell properties at disadvantageous terms or relinquish our rights to such properties, which would result in the loss of revenues and in a decline in the value of our real property portfolio.

        At September 30, 2013, approximately $5.4 million of debt service relating to the Newark Joint Venture is payable prior to the end of 2014 and $13.2 million of debt service is payable from 2015 through 2016. The cash flow from the properties securing the mortgage debt may be insufficient to meet required debt service payments. In particular, the rental revenues from the current tenants at Teachers Village are insufficient to cover all of the Newark Joint Ventures debt service obligations payable from 2014 through 2016. If efforts to generate additional rental revenues from the Teachers Village site are unsuccessful (due to, among other things, the failure to complete the three buildings under construction or to fully rent the residential and retail space at the five buildings currently comprising Teachers Village), the Newark Joint Venture may be unable to meet its debt service obligation with respect to the Teachers Village properties and such properties would require additional capital from the members of the venture or may be foreclosed on by the lenders.

The Newark Joint Venture will be adversely effected if it is limited from using the Teachers Village facilities for purposes other than as contemplated by the applicable financing and tax credit transactions.

        The terms and conditions of the financings and tax credits provided to the Newark Joint Venture limit the venture's ability to use the Teachers Village facilities in a manner other than as permitted to be used by the governing transaction documents. Among other things, the New Markets Tax Credits and related contractual obligations provide that if prior to the seven year recapture period, the facilities are used in a manner prohibited by such tax credit program, the credits may be disallowed. The qualified school construction bonds in principal amount of approximately $22.7 million at September 30, 2013 requires that the facilities (or certain portions thereof) be used for at least 19 years as public school facilities and the annual $1 million interest reimbursement provided by the US Treasury (after giving effect to the impact of the sequester which is currently reducing such payment by approximately $100,000 annually) is subject to recapture if the facilities or portions thereof are not used for educational purposes for specified periods. The New Jersey Urban Transit Hub tax credits program requires that certain portions of the facilities must be used for residential purposes for at least ten years and that at least 20% of the residential units be allocated for lower/middle income housing. If as a result of market or other conditions, it is determined that the contemplated uses of the facilities are not financially viable, the Newark Joint Venture will be limited in its ability to use these facilities in an alternative manner which may adversely impact our financial condition and results of operations.

We have limited experience in developing and operating development sites.

        The principal assets of our Newark Joint Venture are several development sites and additional properties located in downtown Newark, NJ. Since we have limited experience in the real estate development business, we are subject to risks that differ from those to which we have been subject to historically. Although the principal of the managing member of the Newark Joint Venture (who is formerly the principal of our borrowers) is knowledgeable with respect to the local real estate market, he has limited experience in development projects. As a result, to redevelop these sites, the Newark Joint Venture may have to hire personnel knowledgeable in real estate development to assist in its development, become involved with a development partner, or sell some or all of the sites to developers or potential users. There can be no assurance that the Newark Joint Venture will be successful in hiring experienced personnel, finding a development partner with skills needed to develop and/or manage the redevelopment of the sites, or that we will be able to sell some or all of the properties to developers or potential users.

The success of our Newark Joint Venture depends, to a large extent, on the principal of the Newark Joint Venture's manager.

        The principal of the manager of the Newark Joint Venture was responsible for acquiring all the properties owned by the Newark Joint Venture and is responsible for, among other things, overseeing the construction activities at Teachers Village and development activities with respect to Market Street and the other properties owned by the venture. We believe that the principal's continued involvement is important to the success of the Newark Joint Venture. The diminution or loss of his services due to disability, death or for any other reasons could have a material adverse effect on the Newark Joint Venture's business, which would result in a material adverse effect on our business.

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

        Our Newark Joint Venture is subject to the risks associated with development activities. These risks include:

  •
  The inability to complete the second phase of the Teachers Village project because the funds available from the financing and New Markets Tax Credits transactions, due to cost overruns or under estimating the funds needed, may be insufficient for such purpose.

  •
  The inability to obtain the approximately $33 million or more of financing needed to fund the third phase of the Teachers Village development project;

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

  •
  The inability to acquire all the properties needed to develop the project to its full potential; and

  •
  The inability to complete a development.

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

Item 1B.    Unresolved Staff Comments.

        None.

Executive Officers of Registrant

        Set forth below is a list of our executive officers whose terms will expire at our 2014 annual Board of Trustees' meeting. The business history of officers who are also Trustees will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2014.

Name	Office
Israel Rosenzweig	Chairman of the Board of Trustees
Jeffrey A. Gould*	President and Chief Executive Officer; Trustee
Mitchell K. Gould	Executive Vice President
Matthew J. Gould*	Senior Vice President; Trustee
Simeon Brinberg**	Senior Vice President and Senior Counsel
David W. Kalish***	Senior Vice President, Finance
Mark H. Lundy**	Senior Vice President and General Counsel
George E. Zweier	Vice President and Chief Financial Officer
Isaac Kalish***	Vice President and Assistant Treasurer

*
Jeffrey A. Gould and Matthew J. Gould are sons of Fredric H. Gould, the former chairman of our board of trustees and currently, a trustee.

**
Simeon Brinberg is the father-in-law of Mark H. Lundy.

***
David W. Kalish is the father of Isaac Kalish.

        Mitchell K. Gould (age 41), employed by us since 1998, has been a Vice President since 1999 and Executive Vice President since 2007.

        Simeon Brinberg (age 79) served as our Secretary from 1983 through 2013, as a Senior Vice President since 1988, and as Senior Counsel since 2006. Mr. Brinberg has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., since 1988. Since 1989, Mr. Brinberg has been a Vice President or Senior Vice President of One Liberty Properties, Inc. Mr. Brinberg is a member of the New York Bar.

        David W. Kalish (age 66), a certified public accountant, has been our Senior Vice President, Finance since 1998. Mr. Kalish was our Vice President and Chief Financial Officer from 1990 until 1998. He has been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since 1990.

        Mark H. Lundy (age 51) has been our General Counsel since 2007 and a Senior Vice President since 2005. From 1993 to 2005 he was a Vice President. He has been the Secretary of One Liberty Properties, Inc. since June 1993 and he also serves as a Senior Vice President of One Liberty Properties, Inc. Since 2013 Lundy has served as Chief Executive Officer, and from 1990 through 2013 as a Vice President (including Senior Vice President) of Georgetown Partners, Inc. He is a member of the bars of New York and Washington, D.C.

        George E. Zweier (age 49), a certified public accountant, has served as our Vice President and Chief Financial Officer since 1998.

        Isaac Kalish (age 38), a certified public accountant, has worked with us since 2004 and was elected Assistant Treasurer in 2007 and Vice President in 2013.

Item 2.    Properties.

        Our executive office is located at 60 Cutter Mill Road, Suite 303, Great Neck, New York. This office is located in a building owned by a subsidiary of Gould Investors L.P. In 2013, we paid $121,000 for the use of this space. We believe that such facilities are satisfactory for our current and projected needs.

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

	2013		2012
Quarter Ended	High	Low	High	Low
December 31	$6.74	$6.20	$6.46	$5.85
March 31	7.77	6.20	7.00	6.10
June 30	7.73	6.95	8.65	6.35
September 30	7.47	6.76	6.85	6.23

        On November 29, 2013, the high and low sales prices of our Common Shares was $7.16 and $7.08, respectively.

        As of November 29, 2013, there were approximately 1,009 holders of record of our Common Shares.

        We did not pay any cash dividends in 2013 or 2012. Our tax loss carry forward at December 31, 2012, was approximately $58.3 million; therefore, we do not anticipate paying cash dividends in the near future.

Stock Performance Graph

        This graph compares the performance of our shares with the Standard & Poor's 500 Stock Index, an index consisting of publicly traded mortgage REITs and an index (i.e., FTSE NAREIT ALL REIT index) consisting of publicly traded equity and debt REIT's. In light of our increased emphasis on multi-family activities, we have included the last index as it includes both equity and debt focused REIT's. The graph assumes $100 invested on September 30, 2008 and assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among BRT Realty Trust, the S&P 500 Index,
the FTSE NAREIT Mortgage REITs Index, and the FTSE NAREIT All REITs
Index

	9/08	9/09	9/10	9/11	9/12	9/13
BRT Realty Trust	$100.00	$79.45	$89.06	$86.69	$90.60	$99.93
S&P 500	100.00	93.09	102.55	103.72	135.05	161.17
FTSE NAREIT Mortgage REITs	100.00	125.64	138.46	142.77	190.16	174.20
FTSE NAREIT ALL REITs	100.00	74.71	95.83	96.85	130.13	136.83

  Issuer Purchases of Equity Securities

        In September 2013, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which, through September 30, 2015, we may expend up to $2 million to repurchase our common shares. We did not repurchase any shares during the quarter ended September 30, 2013.

Item 6.    Selected Financial Data.

        The following table, not covered by the report of the independent registered public accounting firm, sets forth selected historical financial data for each of the fiscal years indicated. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.

(Dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009
Operating statement data:
Total revenues(1)	$42,817	$19,579	$17,881	$8,135	$12,154
Total expenses(1)(2)	47,706	23,447	13,834	19,844	36,329
Gain on sale of loan	—	3,192	—	—	—
Gain on sale of available-for-sale securities	530	605	1,319	1,586	1,016
(Loss) gain on extinguishment of debt	—	—	(2,138)	—	6,443
Gain on sale of partnership interest	5,481	—	—	—	—
Income (loss) from continuing operations	1,320	758	3,578	(9,927)	(19,236)
Income (loss) from discontinued operations(3)	769	792	1,346	590	(29,124)
Net income (loss) attributable to common shareholders	5,013	4,430	6,374	(8,015)	(47,755)
Earnings (loss) per beneficial share:
Income (loss) from continuing operations	$.30	$.26	$.35	$(.62)	$(2.50)
Income (loss) from discontinued operations	.05	.06	.10	.04	(1.60)

Basic and diluted earnings (loss) per share	$.35	$.32	$.45	$(.58)	$(4.10)
Distribution per common share(4)	—	—	—	—	$1.15
Balance sheet data:
Total assets(5)	$549,491	$385,956	$191,012	$186,266	$193,333
Real estate properties, net	402,896	190,317	59,277	55,843	55,544
Earning real estate loans(6)	30,513	37,096	67,266	17,263	44,677
Non-earning real estate loans(6)	—	—	—	35,143	2,836
Real estate loans held for sale	—	—	8,446	—	16,915
Cash and cash equivalents	60,265	78,245	44,025	58,497	25,708
Restricted cash-construction holdbacks	29,279	55,252	—	—	—
Available-for-sale securities at fair value	—	1,249	2,766	10,270	8,963
Junior subordinated notes	37,400	37,400	37,400	40,815	40,234
Mortgages payable(7)	313,216	169,284	14,417	12,557	9,460
Total BRT Realty Trust shareholders' equity	$138,791	$133,449	$129,063	$124,554	$121,227

(1)
The increase in 2013 from 2012 is due primarily to our multi-family property activities. The increase in 2012 from 2011 is a result of, among other things, expenses associated with our multi-family property activities and interest expense associated with the Newark Joint Venture financings.

(2)
Includes $3,165,000 and $17,110,000 of loan loss provisions for 2010 and 2009, respectively, and $2,625,000 and $1,272,000 of impairment charges in 2010 and 2009, respectively.

(3)
Includes $745,000 and $29,774,000 of impairment charges for 2010 and 2009, respectively.

(4)
In September 2009, a distribution of $1.15 per share was declared and in October 2009 was paid in a combination of an aggregate of $1,331,000 in cash, representing 10% of this distribution, and the balance in our common shares. The cash amount was allocated pro rata among all shareholders who elected to receive cash. Since any shareholder electing to receive cash could not receive the entire dividend in cash, the remainder of the dividend was paid to shareholders electing to receive cash in our common shares. Shareholders who did not elect cash received the entire dividend in our common shares.

(5)
The increase in 2013 from 2012 is due to our multi-family property acquisitions and the increase in 2012 from 2011 is due primarily to such acquisitions and the proceeds from the Newark Joint Venture financings and New Markets Tax Credits transactions.

(6)
Earning and non-earning loans, which exclude loans held for sale, are presented without deduction of the related allowance for possible losses and deferred fee income.

(7)
Approximately $141.9 million of the increase from 2012 to 2013 is due to the mortgage debt incurred in the multi-family property acquisitions. Of the increase from 2011 to 2012, approximately $89.7 million and $72.8 million is due to the multi-family mortgage debt and the Newark Joint Venture's financing transactions, respectively.

Funds from Operations; Adjusted Funds from Operations.

        In view of our equity investments in joint ventures which have acquired multi- family properties, we disclose below funds from operations ("FFO") and adjusted funds from operations ("AFFO") because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.

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

        FFO and AFFO do not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization and capital improvements. FFO and AFFO do not represent cash flows from operating, investing or financing activities as defined by GAAP.

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

        The table below provides a reconciliation of net income determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2013	2012	2011	2010	2009
Net income (loss) attributable to common shareholders	$5,013	$4,430	$6,374	$(8,015)	$(47,755)
Add: depreciation of properties	7,076	1,992	705	662	250
Add: our share of depreciation in unconsolidated joint ventures	34	270	39	39	38
Add: impairment charges	—	—	—	3,370	31,046
Add: amortization of deferred leasing costs	64	59	48	48	15
Deduct: gain on sales of real estate	(6,252)	(792)	(1,346)	(1,937)	(2,199)

Funds from operations	5,935	5,959	5,820	(5,833)	(18,605)
Adjust for: straight line rent accruals	(263)	(23)	78	323	23

Adjusted funds from operations	$5,672	$5,936	$5,898	$(5,510)	$(18,582)

        The table below provides a reconciliation of net income per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2013	2012	2011	2010	2009
Net income (loss) attributable to common shareholders	$.35	$.32	$.45	$(.58)	$(4.10)
Add: depreciation of properties	.51	.14	.05	.05	.02
Add: our share of depreciation in unconsolidated joint ventures	—	.02	—	—	—
Add: impairment charge	—	—	—	.24	2.67
Add: amortization of deferred leasing costs	—	—	—	—	—
Deduct: gain on sales of real estate	(.44)	(.06)	(.10)	(.14)	(.19)

Funds from operations	.42	.42	.40	(.43)	(1.60)
Adjust for: straight line rent accruals	(.02)	—	(.01)	.02	—

Adjusted funds from operations	$.40	$.42	$.39	$(.41)	$(1.60)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a REIT engaged in three principal business activities: the ownership and operation of multi-family properties, real estate lending, and the ownership and operation of commercial and mixed use real estate assets.

        Our multi-family activities derives revenue primarily from tenant rental payments. Generally, these activities involve our investment of 80% of the equity in a joint venture that acquires a multi-family property, with the balance of the equity contributed by our joint venture partner. We commenced these activities in 2012 and as of November 29, 2013, September 30, 2013 and September 30, 2012, we owned 20, 14 and five multi-family properties, respectively, with 5,620, 3,785 and 1,451 units, respectively.

        Our real estate lending activities involves originating and holding for investment short-term senior mortgage loans which are generally secured by commercial and multi-family real estate property in the United States. Revenue is generated from interest income (i.e, the interest borrowers pay on our loans) and to a lesser extent, loan fee income generated on the origination and extension of loans and investment income from securities transactions. Our lending activities have decreased and may continue to decrease due to increased competition, reduced demand for our loans and our increased emphasis on our multi-family activities.

        Our ownership and operation of commercial, mixed use and other real estate assets is comprised principally of the activities of the Newark Joint Venture and to a lesser extent, the ownership and operations of various real estate assets located in New York and Florida. The Newark Joint Venture is engaged in the development of properties in downtown Newark, NJ. The properties are to be developed for educational, commercial, retail and residential use. The Newark Joint Venture is currently developing a project known as "Teachers Village"—the project currently involves five buildings: two buildings were completed in the summer of 2013 and are partially tenanted by three charter schools and a day care center and three buildings, which we anticipate will to be completed from March through October 2014, and will provide approximately 29,140 square feet of retail space and 123 residential units. The venture is currently unprofitable and it is anticipated that the activities will continue to be unprofitable at least until the Teacher's Village project is constructed fully and reasonable occupancy levels achieved. The venture requires substantial third party funding (including tax credits and financing provided by governmental authorities) for its development activities—no assurance can be given that sufficient funding will be available for its development activities and even if sufficient funding is obtained and construction completed, that such activities will be profitable to us.

        The following table sets forth (i) the impact of these lines of business on our total revenues and net income attributable to common shareholders for the periods indicated and (ii) our total assets applicable to each segment as of the dates indicated (dollars in thousands):

	2013		2012
		Net Income (Loss) Attributable to Common Shareholders		Net Income (Loss) Attributable to Common Shareholders	Segment Assets at September 30,
	Total Revenues		Total Revenues
					2013	2012
Multi-family real estate	$27,265	$(9,014)	$5,464	$(3,451)	$312,962	$121,153
Loan and investment	11,153	8,928	10,026	7,630	87,042	113,383
Other real estate	4,399	5,099	4,089	251	149,487	151,420

        Net income attributable to common shareholders increased by $600,000 or 13.6% from $4.4 million in 2012 to $5 million in 2013. Net income was favorably impacted by the (i) $5.1 million of net income attributable to our other real estate segment due to the $5.5 million gain realized from sale of substantially all of our interest in a joint venture that owns a leasehold interest in midtown, New York City and (ii) $8.9 million of net income from our loan and investment activities. Net loss attributable to our multi-family activities increased primarily due to increased real estate operating expenses, interest expense and depreciation and amortization expense related to the multi-family properties acquired in this year and the inclusion, for a full year, of such expenses related to the properties acquired in 2012. In addition, the results of our multi-family activities were adversely impacted by, and the results of our loan and investment activities were favorably impacted by, the change, to more closely reflect operations, in the manner in which general and administrative expenses were allocated to our three segments.

        Historically, our primary source of revenue and income had been derived from our loan origination activities. As a result of the commencement in 2012 of our multi- family property activities, our primary source of revenues in 2013 is generated by our multi-family properties and to a lesser extent, loan origination activities. We anticipate that we will continue to generate more revenue from our multi-family activities and less revenue from our loan origination activities.

        The following highlights certain of our activities in 2013 and our financial condition at year-end:

  •
  we acquired for an aggregate purchase price of $185.1 million (including aggregate mortgage debt of $140.9 million), nine multi-family properties with an aggregate of 2,334 units and invested equity of approximately $40.6 million in the joint ventures that acquired these properties;

  •
  we originated $70.3 million of mortgage loans in 2013 ($42.8 million, $20.2 million, $4.8 million and $2.5 million in the first, second, third and fourth quarter, respectively) compared to $98.6 million of mortgage loans originated in 2012 ($25.5 million, $40.6 million, $20.1 million and $12.4 million in the first, second, third and fourth fiscal quarters, respectively);

  •
  interest and fees on real estate loans in 2013 increased $416,000 or 4.4% from 2012;

  •
  we have cash and cash equivalents (excluding restricted cash of $29.3 million at September 30, 2013 which is to be used for the Teachers Village construction activities) of approximately $60.3 million and approximately $31 million, at September 30, 2013 and November 29, 2013, respectively;

  •
  in connection with the Teachers Village project, the Newark Joint Venture constructed two buildings which are leased to, among others, three charter schools, and commenced construction on three buildings to be used for residential rental and retail purposes; and

  •
  sold for a $5.5 million gain, substantially all of our interest in a joint venture that owns a leasehold interest in a property located in midtown, New York City.

        From October 1, 2013, through November 29, 2013, we (i) acquired six additional multi-family properties with an aggregate of 1,834 units (including one property acquired without a joint venture partner), and invested equity of approximately $24.8 million in connection therewith and (ii) originated, net of repayments, approximately $3.5 million of loans.

  Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

Revenues

        The following table compares our revenues for the years indicated:

(Dollars in thousands):	2013	2012	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$30,592	$8,675	$21,917	252.6%
Interest and fees on real estate loans	9,946	9,530	416	4.4
Recovery of previously provided allowances	1,066	156	910	583.3
Other income	1,213	1,218	(5)	(.4)

Total revenues	$42,817	$19,579	$23,238	118.7%

        Rental and other revenue from real estate properties.    The components of the increase are: (i) approximately $11.8 million from nine multi-family properties acquired in 2013; (ii) approximately $7.3 million due to the inclusion, for a full year, of three properties that were only owned for a portion of 2012; (iii) approximately $2.7 million from the consolidation of two properties that were unconsolidated until August 1, 2012; and (iv) approximately $430,000 due to inclusion, beginning in September 2013, of rental income from the tenants at Teachers Village. We anticipate that rental revenue will increase in 2014 as the 2013 operating results only includes multi-family and Newark Joint Venture rental revenue for a portion of such year due to the timing of the acquisitions and the completion of two buildings at Teachers Village and excludes five multi-family properties acquired after September 30, 2013. Assuming, among other things, that rental and occupancy rates remain stable, and without giving effect to any further acquisitions, we estimate that rental revenue in 2014 from our 20 multi-family properties will be approximately $53 million. Partially offsetting the increase was a $365,000 decrease due to the loss of several commercial tenants at the Newark Joint Venture's Market Street and Broad Street properties. The Market Street property is a development site and accordingly, leasing space at this property, which leases are short-term in nature, is difficult.

        Interest and fees on real estate loans.    The increase is due to the $7.5 million increase in the average balance of earning loans outstanding. This average balance increased due to the timing of loan originations and payoffs. However, loan originations decreased in 2013 from 2012 by 29%, due to increased competition, reduced demand for our short-term high interest rate loans and our increased emphasis on our multi-family property activities. The increase in interest was partially offset by the decrease, from 11.82% in 2012 to 11.61% in 2013, in the weighted average interest rate on outstanding loans and a net decrease of approximately $334,000 in fees earned on such loans. Loan fees decreased due to due to reduced originations and the accelerated prepayment, in prior periods, of outstanding loans. The reduced demand for our short-term loans and our increased emphasis on multi-family activities will adversely impact this component of revenues in the future.

        Recovery of previously provided allowances.    The increase is due to a $1.04 million recovery on two loans and our increased emphasis on multi-family activities, charged off in a prior year.

Expenses

        The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2013	2012	Increase (Decrease)	% Change
Interest expense	$12,487	$4,729	$7,758	164.1%
Advisor's fee, related party	1,802	1,104	698	63.2
Property acquisition costs	2,466	2,407	59	2.5
General and administrative	7,448	7,161	287	4.0
Operating expenses related to real estate properties	16,409	6,042	10,367	171.6
Depreciation and amortization	7,094	2,004	5,090	254.0

Total expenses	$47,706	$23,447	$24,259	103.5%

        Interest expense.    The components of the increase are as follows: (i) $5.2 million is due to the mortgage interest expense on our multi-family properties (of which $2.7 million is due to mortgages on the nine multi-family properties acquired in 2013, $1.9 million is due to the inclusion, for a full year, of interest expense associated with three multi-family properties acquired in 2012, and $707,000 is due to the interest expense associated with two multi-family joint ventures that were unconsolidated until August 2012); (ii) $1.9 million is due to the inclusion, for a full year, of the interest expense related to the Newark Joint Venture's 2012 financings; and (iii) $592,000 is due to the increase, in August 2012, of the annual interest rate on the junior subordinated notes from 3% to 4.9%. Interest expense will increase in 2014 because 2013 does not include the interest expense related to the mortgage debt of $61.3 million incurred in connection with the acquisition of six multi-family properties acquired after September 30, 2013, only includes interest expense for a portion of such year with respect to the aggregate mortgage debt of $140.9 million incurred in connection with the acquisition of multi-family properties in 2013 and, in late June 2013, we ceased capitalizing interest expense related to the construction of two buildings at Teachers Village. We estimate that 2014 interest expense attributable to our 20 multi-family properties, the Newark Joint Venture's financing arrangements and the junior subordinated notes, will be approximately $12.5 million, $3.8 million and $1.8 million, respectively, or an aggregate of $18.1 million. Capitalized interest was $2.3 million and $1.6 million in 2013 and 2012, respectively.

        Advisor's fee, related party.    The fee, calculated based on invested assets, increased primarily due to the purchase of 13 multi-family properties in 2013 and 2012.

        Property acquisition costs.    These costs were incurred in connection with our purchase of multi-family properties. Such costs included acquisition fees (including fees paid to our joint venture partners for sourcing transactions), brokerage fees, and legal, due diligence and other transactional costs and expenses.

        General and administrative expense.    The increase is due to additional professional fees of approximately $500,000, (including legal fees of $282,000 relating to the recovery of funds on two loans that were charged off in a prior fiscal year, legal expenses of $114,000 related to our multi-family joint ventures and fees of approximately $71,000 related to the audits of acquired multi-family properties) and an $86,000 increase due to franchise taxes relating to joint ventures organized to acquire multi-family properties. This increase was offset partially by an approximate $226,000 net decrease in compensation expense (including expense allocated pursuant to the Shared Services Agreement) relating to, among other things, the replacement of more highly compensated employees with employees compensated at lower rates, reversal of restricted stock amortization expense resulting from the forfeiture of restricted stock awards and decrease in loan origination commissions. General and administrative expense is allocated among our three segments in 2013 in proportion to the estimated time spent by our full-time personnel on such segments and in 2012 in proportion to the equity invested in each segment.

        Operating expenses related to real estate properties.    The increase is due to the operating expenses of $5.9 million from nine multi-family properties acquired in 2013, $3.4 million is due to the inclusion, for a full year, of operating expenses from three multi-family properties acquired in 2012 and $1.6 million is due to the consolidation of two multi-family properties that were unconsolidated until August 2012. This was partially offset by a $538,000 reduction in operating expenses at the Newark Joint Venture primarily due to reduced management fees paid to its manager/developer as a result of a retroactive change, effective February 2012, in the management agreement. The management fee has been reduced during the period the developer's fee (which is capitalized) is paid (i.e. until the three buildings currently under construction at Teachers Village project are completed). Operating expenses will increase in 2014 because 2013 only includes such expense for a portion of such year with respect to the nine multi-family properties acquired in 2013 and excludes the six multi-family properties acquired from October 1, 2013 through November 29, 2013. Assuming that operating expenses remain stable at our 20 multi-family properties, we estimate that in 2014, operating expenses with respect to these properties will be approximately $27.4 million, including estimated expenses of (i) $8.5 million attributable to the six properties acquired from October 1, 2013 through November 29, 2013, (ii) $11.2 million attributable to the nine properties acquired in 2013 and (iii) $7.7 million to the five properties acquired in 2012.

        Depreciation and amortization.    The components of the increase are as follows: (i) $2.6 million is due to the nine multi-family properties acquired in 2013 and (ii) $2.3 million is due to the inclusion, for a full year, of five multi-family properties acquired in 2012 (including two properties that were unconsolidated until August 2012). We estimate that in 2014, depreciation and amortization relating to our 20 multi-family properties will be approximately $11.2 million.

Other revenue and expense items

        The following table compares other revenue and expense items for the years indicated:

(Dollars in thousands)	2013	2012	Increase (Decrease)	% Change
Equity in earnings of unconsolidated ventures	$198	$829	$(631)	(76.1)%
Gain on sale of available-for-sale securities	530	605	(75)	(12.4)
Gain on sale of loan	—	3,192	(3,192)	(100.0)
Gain on sale of partnership interest	5,481	—	5,481	*

*
Not meaningful.

        Equity in earnings of unconsolidated joint ventures.    The decrease is primarily due to the inclusion in 2012 of an $864,000 distribution from a joint venture in excess of its basis, resulting from the refinancing of a mortgage, which was recorded as income. We sold substantially all our interest in this joint venture in 2013.

        Gain on sale of loan.    In 2012, pursuant to a Federal Bankruptcy Court approved joint plan of reorganization, we and our loan participant sold the rights to a loan for net proceeds of approximately $23.5 million. We recognized a $3.2 million gain on the sale, representing our 50% interest in this loan. There was no corresponding gain in 2013.

        Gain on sale of partnership interest.    In July 2013, we sold substantially all of our interest in a joint venture that owns a leasehold interest in a property in Manhattan, NY, and recognized a gain of $5.5 million. There was no corresponding gain in 2012.

Discontinued operations

        In 2013, discontinued operations consisted of a $769,000 gain on the sale of two vacant cooperative apartments. In 2012, discontinued operations consisted of the gain of $792,000 on the sale of two vacant cooperative apartments. The cooperative apartments that were sold are located in Manhattan, New York.

  Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

Revenues

        The following table compares our revenues for the years indicated:

(Dollars in thousands):	2012	2011	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$8,675	$3,456	$5,219	151.0%
Interest and fees on real estate loans	9,530	10,328	(798)	(7.7)
Recovery of previously provided allowances	156	3,595	(3,439)	(95.6)
Other income	1,218	502	716	142.6

Total revenues	$19,579	$17,881	$1,698	9.5

        Rental and other revenue from real estate properties.    The increase is due to the inclusion of $5.5 million of rental income from five multi-family properties acquired in 2012. Partially offsetting the increase was the inclusion in 2011 of $77,000 of rebill income at a Newark Joint Venture property and a $188,000 decrease due to the loss of several commercial tenants at its Market Street properties. This is a development site and accordingly, leasing space at this property, which leases are short-term in nature, is difficult.

        Interest and fees on real estate loans.    The decrease is attributable to the following factors: (i) $797,000 is due to the inclusion, in 2011, of cash basis income received primarily from non-performing loans and purchase money mortgages; and (ii) $425,000 is due to the $3.5 million decrease in the average balance of earning loans outstanding. The average balance decreased due to lower loan originations and accelerated repayments by borrowers. We believe that loan originations decreased due to competitive pressures and reduced demand for repurchase loans and that the accelerated repayments by borrowers were due to the increased availability of credit. The weighted average interest rate on performing loans was 11.85% and 11.82% in 2012 and 2011, respectively. Partially offsetting the decrease was an increase of $445,000 primarily due to higher amortization of loan fees and extension fees and accelerated amortization of loans that paid off prior to maturity.

        Recovery of previously provided allowances.    The decline is due to the inclusion in 2011 of $2.5 million from the reversal of a previously provided loan loss allowance and a $1 million recovery on a loan charged off in a prior year.

        Other income.    The increase is the result of a U.S. Treasury subsidy of $876,000 which covers approximately 90% of the interest payments with respect to qualified school construction bonds in principal amount of $22.7 million issued by the Newark Joint Venture at the end of the second quarter of 2012. We anticipate that this subsidy, in the annual amount of approximately $1.2 million (subject to a reduction of approximately $100,000 annually beginning in 2013 due to the sequester) will continue until at least 2018. Partially offsetting the increase was a $160,000 decrease in investment income resulting from the sale of securities that had generated such income in 2011.

Expenses

        The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2012	2011	Increase (Decrease)	% Change
Interest expense	$4,729	$2,112	$2,617	123.9%
Advisor's fee, related party	1,104	916	188	20.5
Property acquisition costs	2,407	—	2,407	*
General and administrative	7,161	6,728	433	6.4
Operating expenses related to real estate properties	6,042	3,340	2,702	80.9
Depreciation and amortization	2,004	738	1,266	171.5

Total expenses	$23,447	$13,834	9,613	69.5

*
Not meaningful.

        Interest expense.    The increase is attributable to the following factors: (i) $1.39 million is due to interest expense related to $68.5 million of mortgage debt incurred in connection with the Newark Joint Venture's 2012 financings; (ii) $1.4 million is due to the mortgage debt of $89.7 million incurred in connection with the multi-family properties acquired in 2012; and (iii) $144,000 is related to interest expense and amortization of fees associated with our credit line. The increase was partially offset by a $330,000 interest expense decrease resulting from the March 2011 restructuring of our junior subordinated notes. Capitalized interest was $1.66 million and $775,000 in 2012 and 2011, respectively.

        Advisor's fee, related party.    The fee, calculated based on invested assets, increased because of the purchase of four multi-family properties in 2012.

        Property acquisition costs.    These costs were incurred in connection with our purchase of multi-family properties. Such costs included acquisition fees (including fees paid to our joint venture partners for sourcing transactions), brokerage fees, and legal, due diligence and other transactional costs and expenses. There was no corresponding expense in 2011.

        General and administrative expense.    The increase is attributable primarily to the following factors: (i) a net increase of $320,000 is due to increased professional fees resulting from, among other things, our multi-family joint venture activities; (ii) $205,000 is due to the payment of Federal alternative minimum tax resulting from our use of net operating loss carryfowards to reduce 2011 taxable income; (iii) a net increase of $186,000 is due to higher rates of employee compensation; (iv) $150,000 is due to the fee of $50,000 per quarter payable to the chairman of our board of trustees, which payment commenced January 2012; (v) $115,000 is due to the inclusion in the prior year of reversals of over-accruals relating to state franchise taxes; and (v) $70,000 is due to increased travel and related expenses. The increase was partially offset by the inclusion in 2011 of $579,000 of foreclosure related professional fees. General and administrative expense is allocated among our three segments in 2012 in proportion to the equity invested in each segment and in 2011 in proportion to the assets allocated to each segment.

        Operating expenses related to real estate properties.    The increase is due to the inclusion, for a portion of 2012, of expenses related to the multi-family properties acquired in such year.

        Depreciation and amortization.    The increase is due to the inclusion of such expense, for a portion of 2012, of the four multi-family properties we acquired in such year.

Other revenue and expense items

        The following table compares other revenue and expense items for the years indicated:

(Dollars in thousands)	2012	2011	Increase (Decrease)	% Change
Equity in earnings of unconsolidated ventures	$829	$350	$479	136.9%
Gain on sale of available-for-sale securities	605	1,319	(714)	(54.2)
Gain on sale of loan	3,192	—	3,192	*
Loss on extinguishment of debt	—	2,138	(2,138)	(100.0)

*
Not meaningful.

        Equity in earnings of unconsolidated joint ventures.    The increase, reflected in our other real estate asset segment, is related to a distribution from a joint venture of $864,000 in excess of its basis, resulting from the refinancing of a mortgage, which was recorded as income. Partially offsetting the increase was: (i) $125,000 loss from a joint venture entered into in the March 2012 quarter which is primarily the result of $193,000 of acquisition costs related to multi-family properties acquired by joint ventures that were, in the fourth quarter of 2012, included in our consolidated results of operations; and (ii) $235,000 (which reflects the write-off of $297,000 of capitalized costs) related to a joint venture that ceased loan purchasing activities in November 2011, which activities are reflected in our loan and investment segment.

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

Discontinued operations

        In 2012, discontinued operations consisted of the gain of $792,000 on the sale of two vacant cooperative apartments. In 2011, discontinued operations consisted of the sale of two vacant cooperative apartments for a gain of $1,001,000 and a gain of $289,000 from the payoff of a loan which was accounted for as real estate for financial statement purposes. All of these apartments are located in Manhattan, New York. The gains are reflected in our other real estate assets segment.

Credit Facility

        A subsidiary of ours is able, pursuant to a senior secured revolving credit facility with Capital One, National Association, to borrow up to an aggregate of $25 million to originate loans and for other permitted general corporate purposes. The subsidiary may borrow (i) on an unsecured basis, $10 million for up to 90 days and (ii) on a secured basis, up to the lesser of $25 million and the borrowing base. The borrowing base is generally equal to 40% to 65% (depending on, among other things, the type of property secured by the mortgage receivables acceptable to the lender and the operating income of the related property) of such receivables. Interest accrues on the outstanding balance at the greater of (i) 4% plus LIBOR and (ii) 5.50%. The facility matures in June 2014 and, subject to the satisfaction of specified conditions, the outstanding balance may be converted at our option into an 18 month term loan. We have guaranteed our subsidiary's obligations under this facility. At September 30, 2013 and November 29, 2013, no amount was outstanding under the facility and the maximum amount we could borrow was $10 million for 90 days.

Disclosure of Contractual Obligations

        The following table sets forth as of September 30, 2013 our known contractual obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations(1)	$17,448	$47,604	$74,111	$346,340	$485,503
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligation	194	401	153	348	1,096
Purchase Obligations(2)(3)(4)(5)	2,357	3,590	3,590	—	9,537
Other Long-Term Liabilities Reflected on the Trust's Balance Sheet Under GAAP	—	—	—	—	—

Total	$19,999	$51,595	$77,854	$346,688	$496,136

(1)
Includes payments of principal (including amortization payments) and interest. Assumes that the qualified school construction bonds ($22.7 million as of September 30, 2013) issued in connection with the Newark Joint Venture financing transactions will be refinanced in 2018 on the terms currently in effect and that the interest rate on the junior subordinated notes after April 30, 2016 will be 2.25% per annum. See note 8 to our consolidated financial statements. Does not include $61.3 million in principal amount of mortgage debt incurred after September 30, 2013 related to the acquisition of six multi-family properties. Such debt has a weighted average interest rate of 4.69% per annum, a weighted average maturity of 10.4 years and is payable as follows: $946,000 in one to three years, $1.9 million in three to five years and $58.5 million after five years. The following table sets forth as of September 30, 2013 information regarding the components of our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Multi-family properties	$10,041	$30,782	$59,346	$196,559	$296,728
Newark Joint Venture	5,381	13,184	12,696	96,052	127,313
Junior subordinated notes	1,833	3,252	1,683	52,196	58,964
Other	193	386	386	1,533	2,498

Total	$17,448	$47,604	$74,111	$346,340	$485,503

(2)
Includes the minimum payment of $750,000 payable commencing January 1, 2012 for every twelve month period pursuant to our Advisory Agreement, as amended, with REIT Management, an entity owned by the former chairman of our board of trustees. As this agreement terminates June 30, 2014 and amounts payable thereafter are not determinable, no further obligations with respect thereto are reflected thereafter.

(3)
Assumes that $633,000 will be paid annually pursuant to the shared services agreement. Such sum reflects the amount paid in 2013 pursuant to such agreement. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable. See "Business—Our Structure."

(4)
Assumes that approximately $1.2 million of property management fees will be paid annually to the managers of our multi-family properties. Such sum reflects the amount we anticipate paying in 2014 on the 14 multi-family properties we owned at September 30, 2013. These fees are typically charged based on a percentage of rental revenues from a property. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable. Does not include an estimated $406,000 of property management fees to be paid annually on the six properties acquired after September 30, 2013.

(5)
Does not include purchase obligations of the Newark Joint Venture relating to the construction and related costs of three buildings at the Teachers Village site. It is anticipated that such costs will be covered by the application of the $29.3 million reflected on our consolidated balance sheet as restricted cash-construction holdbacks.

Liquidity and Capital Resources

        We require funds to acquire properties (including investments in joint ventures that acquire properties), fund loan originations, repay borrowings and pay operating expenses. In 2013, our primary sources of capital and liquidity were our available cash (including restricted cash) and mortgage debt financing (an aggregate of $144.2 million, of which $141.9 million was used to acquire multi-family properties). Our available liquidity at September 30, 2013 and November 29, 2013, excluding the funds available from our credit facility, was approximately $60.3 million and $30 million, respectively.

        We anticipate that the debt service of $34.1 million that is payable from 2014 through 2015 for our 20 multi-family properties ($5.8 million of which relates to the debt service payments with respect to the six multi-family properties acquired in 2014) and the operating expenses of these properties will be funded from cash generated from the operations of these properties. The mortgage debt with respect to these properties generally is non-recourse to us and our subsidiary holding our interest in the applicable joint venture.

        The Newark Joint's Venture's capital resource and liquidity requirements through September 30, 2015 (excluding requirements related to the third phase of the Teachers Village project and development activities, if any, with respect to Market Street or the other Newark Joint Venture properties) are primarily construction and related costs and debt service associated with the first two phases (i.e. the construction of five buildings, two of which were constructed and three of which are under construction)of the Teacher's Village project.

        The construction budget to complete the first two phases of the Teachers Village project is approximately $85 million, of which approximately $44 million was expended through September 30, 2013. The remaining balance of $41 million required to complete the second phase (the first phase has been completed) will be funded by the $29.3 million reflected as restricted cash-construction holdback on our consolidated balance sheet, and by approximately $14 million of committed but unfunded loans and tax credits, which are not reflected on our consolidated balance sheet. The foregoing sums are to be released or funded, as the case may be, from time to time upon satisfaction of specified construction and permitting related conditions. Though we believe that the Newark Joint Venture has sufficient funds to complete the second phase of the Teachers Village project, no assurance can be given in this regard.

        We also anticipate that approximately $12.3 million debt service payable from 2014 through 2015 and the estimated aggregate operating expenses of $1.1 for such years for the Teachers Village project will be paid as follows:

    •
    $1.3 million from an interest reserve,

    •
    $2 million from the US Treasury interest subsidy on the qualified school construction bonds,

    •
    $2.5 million from New Jersey tax credits, and

    •
    the $7.6 million balance from funds generated from the operations of such properties (i.e., rental revenues).

        After giving effect to the approximately $1.2 million of annual rental revenues to be generated from the leases agreements with the three charter schools and a day-care center, the Newark Joint Venture estimates that it will require at least an additional $2.6 million in rental payments from retail and residential tenants at the Teachers Village buildings to cover debt service and operating expenses for each of 2014 and 2015. While the Newark Joint Venture believes that approximately 60% of the retail space at the two completed buildings will, subject to the satisfaction of certain requirements, be leased by January 2014, there is no assurance that the venture will be able to lease such space or the balance of the space at such buildings or the three buildings under construction and that if leased, the rental payments therefrom and from rental revenues from the residential units (for which marketing has not commenced) will be sufficient to cover debt service and operating expenses.

        The Newark Joint Venture is currently seeking up to $33 million in financing from public and private sources to fund the third phase of the Teachers Village project. No assurance can be given that the Newark Joint Venture will obtain the necessary financing on acceptable terms or if such financing is obtained, that such project will be profitable for us.

        We believe we have sufficient funds to meet our operating expenses in 2014 and to fund any capital contributions required by the general operations of Newark Joint Venture. We also have funds available to acquire multi-family properties and engage in our lending business. The extent of our ability to engage such activities is limited by our available cash and in the case of multi-family property acquisitions, the availability of mortgage debt to finance such acquisitions and, in the case of loan origination activities, by our (i) ability to sell participating interests in such loans and (ii) ability or willingness to use our credit facility.

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

Allowance for Impairment Charges and Possible Loan Losses

        We conduct a quarterly review of (i) each real estate asset owned by our joint ventures, (ii) each loan in our mortgage portfolio, including the real estate securing each loan, and (iii) each of our real estate assets. This review is conducted in order to determine if there is uncertainty that our borrower has sufficient funds to repay the loan or if indicators of impairment are present on the real estate.

        In reviewing the value of the collateral underlying a loan and the real estate assets owned, whether by us or our joint ventures, if there is an indicator of impairment, we seek to arrive at the fair value of each item of collateral and each real estate asset by using one or more valuation techniques, such as comparable sales, discounted cash flow analysis or replacement cost analysis. Determination of the fair value of the collateral securing a loan requires significant judgment, estimates and discretion by management. Our real estate assets (other than real estate held for sale) and our joint ventures' real estate assets are evaluated for indicators of impairment using an undiscounted cash flow analysis. If the analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover the investment made by us or any joint venture, as the case may be, an impairment provision will be calculated based upon the excess of the carrying amount of the property over its fair value using a discounted cash flow model. Real estate assets are valued at the lower of the recorded cost or estimated fair value. We do not obtain any third party appraisals regarding the value of the property securing loans made by us or our joint ventures, or the real estate assets owned by us or our joint ventures. Instead, we rely on our own "in-house" valuations. Any valuation allowances taken with respect to our loan portfolio or real estate assets reduces our net income, assets and shareholders' equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. No such provisions or charges were taken in the past three years.

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

        We did not pay dividends in calendar 2010 through fiscal 2013. At December 31, 2012, we had a net operating loss carry-forward of approximately $58.3 million. Since we can offset our future taxable income, if any, against our tax loss carry-forward until the earlier of 2028 or the tax loss carry- forward has been fully used, we do not expect to pay a dividend in calendar 2014 and it is unlikely that we will be required to pay a dividend for several years thereafter to maintain our REIT status. Although our board of trustees reviews the payment of dividends periodically, there is no expectation that a dividend will be paid in the 2014 calendar year and for several years thereafter.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our primary component of market risk is interest rate sensitivity. Our interest income is subject to changes in interest rates. We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate. At September 30, 2013, approximately 85% of the principal amount of outstanding mortgage loans we originated were comprised of variable rate loans tied to the prime rate and with a stated minimum rate. When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured. We assessed the market risk for our variable rate mortgage receivables as of September 30, 2013 and believe that an increase of 100 basis points in interest rates would cause an increase in income before taxes of $244,000 and a decline of 100 basis points in interest rates would not cause a decrease in income before taxes because all of our variable rate loans have a stated minimum rate.

        Our junior subordinated notes bear interest at a fixed rate through April 2016 and accordingly, the effect of changes in interest rates would not currently impact the amount of interest expense that we incur under such indebtedness.

        With the exception of three mortgages (one which is subject to an interest rate swap agreement and two of which are subject to interest rate caps), all of our mortgage debt is fixed rate. For the variable rate debt, an increase of 100 basis points in the interest rate would have a negative annual effect of approximately $202,000 and a decrease of 100 basis points in the interest rate would have a $44,000 positive effect on income before taxes.

        As of September 30, 2013, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At September 30, 2013, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have increased by approximately $100,000. If there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have decreased by approximately $113,000. These changes would not have any impact on our net income or cash.

        As of September 30, 2013, 73% and 16% of our loan portfolio was secured by properties located in New York and Florida, respectively, and therefore subject to risks associated with the economies in such areas.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992).

        Based on its assessment, our management believes that, as of September 30, 2013, our internal control over financial reporting was effective based on those criteria.

        Our independent auditors, BDO USA, LLP, have issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        On or about November 21, 2013, we purchased, through our wholly-owned subsidiary, a 264 unit multi-family property located at 4551 Durrow Drive, Columbus, Ohio, from Newbridge Condominium LLC. We paid approximately $14.5 million for this property (including the $14.1 million contract purchase price, an approximately $200,000 reserve for renovations and approximately $200,000 for, among other things, third party acquisition costs, insurance and real estate tax escrows). At closing, our subsidiary assumed the existing mortgage loan encumbering the property. The outstanding principal balance of this loan at the time of closing was approximately $10.7 million. This loan is insured by the US Department of Housing and Urban Development. The loan has an interest rate of 4.35% per annum, amortizes on a 35 year amortization schedule, matures in February 2045, and provides for customary events of default. The loan is non-recourse to us and our subsidiary. In connection with the transaction, our subsidiary also assumed a regulatory agreement with the Department of Housing and Urban Development which provides for recourse liability in the event of receipt of improper distributions from the revenues of the property, or for the authorization of acts in violation of such regulatory agreement.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by Item 10 is incorporated herein by reference to the applicable information to be in the proxy statement to be filed for our 2014 Annual Meeting of Shareholders.

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by Item 11 will be included in the proxy statement to be filed relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Except as set forth below, the information required by Item 12 will be included in the proxy statement to be filed relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

        The table below provides information as of September 30, 2013 with respect to our Common Shares that may be issued upon exercise of outstanding options, warrants and rights:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available-for future issuance under equity compensation plans— excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	—	—	468,525
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	468,525

(1)
Excludes 131,475 outstanding shares of restricted stock issued to officers, directors, employees and consultants. These restricted shares generally vest five years from the effective date of the award, subject to acceleration as provided in the agreement and incentive plan governing same.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information concerning relationships and certain transactions required by Item 13 will be included in the proxy statement to be filed relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information concerning our principal accounting fees required by Item 14 will be included in the proxy statement to be filed relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

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
10.32
Guaranty of New Markets Tax Credits made as of September 11, 2012, by Teachers Village Project A QALICB Urban Renewal Entity, LLC, and RBH-TRB Newark Holdings, LLC for the benefit of GSB NMTC Investor LLC, its successors and assigns (incorporated by reference to exhibit 10.32 to our Form 10-K for the year ended September 30, 2012).
10.33
Guaranty of Payment and Recourse Carveouts made as of the 11th day of September, 2012, by RBH-TRB Newark Holdings, LLC and Ron Beit-Halachmy, in favor of Goldman Sachs Bank USA. (incorporated by reference to exhibit 10.33 to our Form 10-K for the year ended September 30, 2012).
10.34
Joint and Several Completion Guaranty dated as of September 11, 2012, made on a joint and several basis by Teachers Village Project A QALICB Urban Renewal Entity, LLC and RBH-TRB Newark Holdings LLC, to Goldman Sachs Bank USA. (incorporated by reference to exhibit 10.34 to our Form 10-K for the year ended September 30, 2012).

Exhibit No.	Title of Exhibits
10.35	Environmental Indemnity Agreement dated as of September 11, 2012, made by Teachers Village Project A QALICB Urban Renewal Entity, LLC, to Goldman Sachs Bank USA. (incorporated by reference to exhibit 10.35 to our Form 10-K for the year ended September 30, 2012).
10.36
Environmental Indemnity Agreement dated as of September 11, 2012, made by Teachers Village Project A QALICB Urban Renewal Entity, LLC, to GSB NMTC Investor LLC; Carver CDC-Subsidiary CDE 21, LLC; NCIF New Markets Capital Fund IX CDE, LLC; GSNMF Sub-CDE 2 LLC; and BACDE NMTC Fund 4, LLC. (incorporated by reference to exhibit 10.36 to our Form 10-K for the year ended September 30, 2012).
10.37
Building Loan Agreement dated as of September 11, 2012 by and among GSB NMTC Investor LLC, and NCIF New Markets Capital Fund IX CDE, LLC; NCIF New Markets Capital Fund IX CDE LLC, Carver CDC-Subsidiary CDE-21, LLC, BACDE NMTC Fund 4 LLC, GSNMF Sub-CDE 2 LLC and Teachers Village Project A QALICB Urban Renewal Entity, LLC. (incorporated by reference to exhibit 10.37 to our Form 10-K for the year ended September 30, 2012).
10.38
Mortgage, Assignment of Leases and Rents and Security Agreement dated September 2012 in the amount of $15,699,999 from Teachers Village Project A QALICB Urban Renewal Entity, LLC to NCIF New Markets Capital Fund IX CDE, LLC, Carver CDC-Subsidiary CDE 21, LLC, BACDE NMTC Fund 4, LLC and GSNMF Sub-CDE 2, LLC. (incorporated by reference to exhibit 10.38 to our Form 10-K for the year ended September 30, 2012).
10.39
Mortgage, Assignment of Leases and Rents and Security Agreement dated September 2012 in the amount of $9,000,000 from Teachers Village Project A QALICB Urban Renewal Entity, LLC, to Goldman Sachs Bank USA. (incorporated by reference to exhibit 10.39 to our Form 10-K for the year ended September 30, 2012).
10.40
Loan Agreement dated as of September 11, 2012 between Goldman Sachs Bank USA, and RBH-TRB Newark Holdings, LLC (incorporated by reference to exhibit 10.40 to our Form 10-K for the year ended September 30, 2012).
10.41
Building Loan Agreement dated as of September 11, 2012 by and between Goldman Sachs Bank USA, and Teachers Village Project A QALICB Urban Renewal Entity, LLC (incorporated by reference to exhibit 10.41 to our Form 10-K for the year ended September 30, 2012 (incorporated by reference to exhibit 10.41 to our Form 10-K for the year ended September 30, 2012).
10.42
Loan Agreement made as of the 11the day of September, 2012, by and between RBH-TRB-West I Mezz Urban Renewal Entity, LLC, and Goldman Sachs Bank USA, Carver CDC-Subsidiary CDE 21, LLC, and BACDE NMTC Fund 4, LLC, and GSNMF Sub- CDE 2 LLC, and Teachers Village Project A QALICB Urban Renewal Entity, LLC. (incorporated by reference to exhibit 10.42 to our Form 10-K for the year ended September 30, 2012).
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges
14.1	Revised Code of Business Conduct and Ethics of BRT Realty Trust, adopted June 12, 2006 (incorporated by reference to Exhibit 14.1 to the Form 8-K of BRT Realty Trust filed June 14, 2006).
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO USA LLP

Exhibit No.	Title of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act")
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Act
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Act
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BRT REALTY TRUST
Date: December 12, 2013	By:	/s/ JEFFREY A. GOULD Jeffrey A. Gould Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ISRAEL ROSENZWEIG Israel Rosenzweig	Chairman of the Board	December 12, 2013
/s/ JEFFREY A. GOULD Jeffrey A. Gould	Chief Executive Officer, President and Trustee (Principal Executive Officer)	December 12, 2013
/s/ KENNETH BERNSTEIN Kenneth Bernstein	Trustee	December 12, 2013
/s/ ALAN GINSBURG Alan Ginsburg	Trustee	December 12, 2013
/s/ FREDRIC H. GOULD Fredric H. Gould	Trustee	December 12, 2013
/s/ MATTHEW J. GOULD Matthew J. Gould	Trustee	December 12, 2013
/s/ LOUIS C. GRASSI Louis C. Grassi	Trustee	December 12, 2013

Signature	Title	Date

/s/ GARY HURAND Gary Hurand	Trustee	December 12, 2013
/s/ JEFFREY RUBIN Jeffrey Rubin	Trustee	December 12, 2013
/s/ JONATHAN SIMON Jonathan Simon	Trustee	December 12, 2013
/s/ ELIE WEISS Elie Weiss	Trustee	December 12, 2013
/s/ GEORGE E. ZWEIER George E. Zweier	Chief Financial Officer, Vice President (Principal Financial and Accounting Officer)	December 12, 2013

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
Great Neck, New York

        We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BRT Realty Trust and Subsidiaries at September 30, 2013, and 2012 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRT Realty Trust and Subsidiaries' internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA LLP
New York, New York
December 12, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
BRT Realty Trust and Subsidiaries
Great Neck, New York

        We have audited BRT Realty Trust and Subsidiaries' (the "Trust") internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures—Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion, BRT Realty Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRT Realty Trust and Subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2013 and our report dated December 12, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

New York, New York
December 12, 2013

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30,
	2013	2012
ASSETS
Real estate properties, net of accumulated depreciation of $11,862 and $4,673	$402,896	$190,317
Real estate loans, net, all earning interest	30,300	36,584
Cash and cash equivalents	60,265	78,245
Restricted cash—construction holdbacks	29,279	55,252
Available-for-sale securities at fair value	—	1,249
Deferred costs	12,833	12,337
Prepaid expenses	3,955	5,978
Other assets	9,963	5,994

Total Assets	$549,491	$385,956

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$313,216	$169,284
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	6,511	4,298
Deposits payable	1,258	2,108
Deferred income	25,848	25,848

Total Liabilities	384,233	238,938
Commitments and contingencies	—	—
Equity:
BRT Realty Trust shareholders' equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,535 and 13,473 issued	40,606	40,420
Additional paid-in capital	165,763	165,258
Accumulated other comprehensive income	(6)	356
Accumulated deficit	(67,572)	(72,585)

Total BRT Realty Trust shareholders' equity	138,791	133,449
Non-controlling interests	26,467	13,569

Total Equity	165,258	147,018

Total Liabilities and Equity	$549,491	$385,956

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended September 30,
	2013	2012	2011
Revenues:
Rental and other revenue from real estate properties	$30,592	$8,675	$3,456
Interest and fees on real estate loans	9,946	9,530	10,328
Recovery of previously provided allowances	1,066	156	3,595
Other income	1,213	1,218	502

Total revenues	42,817	19,579	17,881

Expenses:
Interest expense	12,487	4,729	2,112
Advisor's fees, related party	1,802	1,104	916
Property acquisition costs	2,466	2,407	—
General and administrative—including $779, $705 and $847 to related party	7,448	7,161	6,728
Operating expenses relating to real estate properties	16,409	6,042	3,340
Depreciation and amortization	7,094	2,004	738

Total expenses	47,706	23,447	13,834

Total revenues less total expenses	(4,889)	(3,868)	4,047
Equity in earnings of unconsolidated ventures	198	829	350
Gain on sale of available-for-sale securities	530	605	1,319
Gain on sale of loan	—	3,192	—
Loss on extinguishment of debt	—	—	(2,138)
Gain on sale of partnership interest	5,481	—	—

Income from continuing operations	1,320	758	3,578

Discontinued operations:
Gain on sale of real estate assets	769	792	1,346

Income from discontinued operations	769	792	1,346

Net income	2,089	1,550	4,924
Plus: net loss attributable to non-controlling interests	2,924	2,880	1,450

Net income attributable to common shareholders	$5,013	$4,430	$6,374

Basic and diluted per share amounts attributable to common shareholders:
Income from continuing operations	$.30	$.26	$.35
Income from discontinued operations	.05	.06	.10

Basic and diluted earnings per share	$.35	$.32	$.45

Amounts attributable to BRT Realty Trust:
Income from continuing operations	$4,244	$3,638	$5,028
Income from discontinued operations	769	792	1,346

Net income	$5,013	$4,430	$6,374

Weighted average number of common shares outstanding:
Basic and diluted	14,137,091	14,035,972	14,041,569

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended September 30,
	2013	2012	2011
Net income	$2,089	$1,550	$4,924
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(460)	182	(1,316)
Unrealized gain (loss) on derivative instruments	98	(104)	—

Other comprehensive (loss) income	(362)	78	(1,316)

Comprehensive income	1,727	1,628	3,608
Comprehensive loss attributable to non-controlling interests	2,909	2,896	1,450

Comprehensive income attributable to common shareholders	$4,636	$4,524	$5,058

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended September 30, 2013, 2012 and 2011

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit)	Treasury Shares	Non Controlling Interests	Total
Balances, September 30, 2010	$45,445	$172,268	$1,594	$(83,389)	$(11,364)	$5,285	$129,839
Restricted stock vesting	—	(294)	—	—	294	—	—
Compensation expense—restricted stock	—	845	—	—	—	—	845
Issuance of warrants in connection with joint venture agreement	—	259	—	—	—	—	259
Contributions from non-controlling interests	—	—	—	—	—	3,181	3,181
Distributions to non-controlling interests	—	—	—	—	—	(66)	(66)
Purchase of minority interest	—	(429)	—	—	—	(284)	(713)
Shares repurchased (154,692 shares)	(464)	(760)	—	—	—	—	(1,224)
Net income (loss)	—	—	—	6,374	—	(1,450)	4,924
Other comprehensive loss	—	—	(1,316)	—	—	—	(1,316)
Comprehensive income	—	—	—	—	—	—	3,608

Balances, September 30, 2011	$44,981	$171,889	$278	$(77,015)	$(11,070)	$6,666	$135,729
Restricted stock vesting	—	(319)	—	—	319	—	—
Compensation expense—restricted stock	—	758	—	—	—	—	758
Contributions from non-controlling interests	—	—	—	—	—	11,243	11,243
Distributions to non-controlling interests	—	—	—	—	—	(1,460)	(1,460)
Shares repurchased (139,507 shares)	(419)	(461)	—	—	—	—	(880)
Retirement of treasury shares (1,380,978 shares)	(4,142)	(6,609)	—	—	10,751	—	—
Net income (loss)	—	—	—	4,430	—	(2,880)	1,550
Other comprehensive income	—	—	78	—	—	—	78
Comprehensive income	—	—	—	—	—	—	1,628

Balances, September 30, 2012	$40,420	$165,258	$356	$(72,585)	—	$13,569	$147,018
Restricted stock vesting	186	(186)	—	—	—	—	—
Compensation expense—restricted stock	—	691	—	—	—	—	691
Contributions from non-controlling interests	—	—	—	—	—	17,192	17,192
Distributions to non-controlling interests	—	—	—	—	—	(1,370)	(1,370)
Net income (loss)	—	—	—	5,013		(2,924)	2,089
Other comprehensive loss	—	—	(362)	—	—	—	(362)
Comprehensive income	—	—	—	—	—	—	1,727

Balances, September 30, 2013	$40,606	$165,763	$(6)	$(67,572)	—	$26,467	$165,258

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$2,089	$1,550	$4,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recovery of previously provided allowances	(1,066)	(156)	(3,595)
Depreciation and amortization	8,713	2,753	963
Amortization of deferred fee income	(1,820)	(2,249)	(1,777)
Accretion of junior subordinated notes principal	—	—	277
Amortization of securities discount	—	—	(28)
Amortization of restricted stock	691	758	845
Gain on sale of partnership interest	(5,481)	—	—
Gain on sale of real estate assets from discontinued operations	(769)	(792)	(1,346)
Gain on sale of available-for-sale securities	(530)	(605)	(1,319)
Loss on extinguishment of debt	—	—	2,138
Gain on sale of loan	—	(3,192)	—
Equity in earnings of unconsolidated joint ventures	(198)	(829)	(350)
Distribution of earnings of unconsolidated joint ventures	175	578	210
(Increase) decrease in straight line rent	(264)	33	(54)
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in interest and dividends receivable	183	174	(410)
(Increase) decrease in prepaid expenses	(440)	(266)	240
Decrease (increase) in prepaid interest	2,463	(3,979)	211
Increase in accounts payable and accrued liabilities	1,460	2,835	375
Increase in deferred costs	(519)	(308)	(142)
(Increase) decrease in security deposits and other receivable	(3,995)	(3,436)	153
Other	74	(353)	127

Net cash provided by (used in) operating activities	766	(7,484)	1,442

Cash flows from investing activities:
Collections from real estate loans	76,872	124,758	66,072
Additions to real estate loans	(70,288)	(98,607)	(131,255)
Proceeds from the sale of loans and loan participations	—	15,657	46,147
Loan loss recoveries	1,066	156	1,039
Additions to real estate properties	(185,453)	(118,382)	(2,421)
Net costs capitalized to real estate owned	(33,860)	(14,500)	(3,605)
Net change in restricted cash—construction holdbacks	25,973	(55,252)	—
Collection of loan fees	1,520	2,186	2,465
Proceeds from sale of real estate owned	887	859	4,035
Proceeds from sale of available-for-sale securities	1,318	3,939	7,590
Proceeds from the sale of partnership interest	5,522	—	—
Purchase of available-for-sale securities	—	(1,634)	(55)
Distributions of capital from unconsolidated joint ventures	—	4,481	1,010
Contributions to unconsolidated joint ventures	—	(275)	(4,045)
Purchase of interest from non-controlling partner	—	—	(713)

Net cash used in investing activities	(176,443)	(136,614)	(13,736)

Cash flows from financing activities:
Proceeds from borrowed funds	$3,000	3,500	—
Repayment of borrowed funds	(3,000)	(3,500)	—
Repayment of junior subordinated notes	—	—	$(5,000)
Proceeds from mortgages payable	147,957	162,508	2,130
Mortgage principal payments	(4,025)	(7,641)	(270)
Increase in deferred borrowing costs	(2,052)	(11,300)	(926)
Capital contributions from non-controlling interests	17,192	11,243	3,181
Capital distributions to non-controlling interests	(1,370)	(1,460)	(68)
Proceeds from sale of new market tax credits	—	25,848	—
Repurchase of shares of beneficial interest	—	(880)	(1,225)

Net cash provided by (used in) financing activities	157,702	178,318	(2,178)

Net (decrease) increase in cash and cash equivalents	(17,975)	34,220	(14,472)
Cash and cash equivalents at beginning of year	78,245	44,025	58,497

Cash and cash equivalents at end of year	$60,265	$78,245	$44,025

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense, including capitalized interest of $1,820, $1,373 and $775 in 2013, 2012 and 2011	$10,753	$6,764	$1,791

Cash paid during the year for income and excise taxes	$133	$220	$8

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Background

        BRT Realty Trust ("BRT" or the "Trust") is a business trust organized in Massachusetts. BRT owns and operates multi-family properties, originates and holds for investment senior mortgage loans secured by commercial and multi-family real estate property and owns and operates commercial and mixed use real estate assets. All of the properties owned or securing mortgage loans are located in the United States.

        The multi-family properties are generally acquired with venture partners in transactions in which the Trust contributes 50% to 90% of the equity.

        BRT conducts its operations to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.

Principles of Consolidation; Basis of Preparation

        Certain items on the consolidated financial statements for the prior year have been reclassified to conform with the current year's presentation primarily to reclassify the assets and mortgage payable that are held for sale in the current and prior fiscal year and to reclassify the operations of the property to discontinued operations.

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

        The Trust's consolidated joint ventures that own multi-family properties, with the exception of its Mountain Park joint venture, were determined to be VIE's because the voting rights of some equity investors are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. In addition, substantially all of the entity's activities either involve or are conducted on behalf of the investor that has disproportionately fewer voting rights. The Trust was determined to be the primary beneficiary of these joint ventures because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.

        The joint venture that owns the Mountain Park property was determined not to be a VIE but is consolidated because the Trust has substantive participating rights in the entity giving it a controlling financial interest in the entity.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        With respect to its unconsolidated joint ventures, as (i) the Trust is primarily the managing member but does not exercise substantial operating control over these entities or the Trust is not the managing member and (ii) such entities are not VIE's, the Trust has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.

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

        Rental revenue from commercial real estate properties includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases that is reported on a straight-line basis over the initial term of the lease.

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

        Loan commitment, origination and extension fee income on loans held in our portfolio is deferred and recorded as loan fee income over the life of the commitment and loan. Commitment fees are generally non-refundable. When a commitment expires or the Trust no longer has an obligation to perform, the remaining fee is recognized in income.

        The basis on which cost was determined in computing the realized gain or loss on sales of available-for-sale securities is specific cost.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Possible Losses

        A loan is deemed to be impaired when based on current information and events, it is probable, in the judgment of management, that the Trust will not be able to collect all amounts due in accordance with the contractual terms of the loan documents. Various factors are considered in this evaluation, as appropriate, including market evaluations of the underlying collateral, estimated operating cash flow from the property during the projected holding period, and estimated sales value which is computed by applying an estimated capitalization rate to the projected stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the evaluation, the value of the collateral securing the loan is less than the recorded investment in the loan, an allowance is created with a corresponding charge to expense. The fair values related to the collateral securing impaired loans based on discounted cash flow models are considered to be level 3 valuations within the fair value hierarchy. When the Trust acquires title to the property, the loan loss allowance is adjusted by charging off all amounts related to the loan and recording the property at its fair value.

Real Estate Properties, Real Estate Properties Held-For-Sale and Loans Held-For-Sale

        Real estate properties are shown net of accumulated depreciation and include real property acquired through acquisition, development and foreclosure and similar proceedings.

        The Trust assesses the fair value of real estate acquired (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases, if any) and acquired liabilities and allocates the acquisition price based on these assessments. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. Depreciation is computed on a straight-line basis over estimated useful lives of the tangible asset. Intangible assets (and liabilities) are amortized over the remaining life of the related lease at the time of acquisition. There was no unamortized value of in-place leases at September 30, 2013. Expenditures for maintenance and repairs are charged to operations as incurred.

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

        Real estate and real estate loans are classified as held for sale when management has determined that it has met the appropriate criteria. Real estate properties which are held for sale are not depreciated and their operations are shown in discontinued operations. Real estate assets and loans that are expected to be disposed of are valued at the lower of their carrying amount or their fair value less costs to sell on an individual asset basis.

        The Trust accounts for the sale of real estate when title passes to the buyer, sufficient equity payments have been received, there is no continuing involvement by the Trust and there is reasonable assurance that the remaining receivable, if any, will be collected.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate Asset Impairments

        The Trust reviews each real estate asset owned, including investments in real estate ventures, to determine if there are indicators of impairment. If such indicators are present, the Trust determines whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the asset's carrying amount and that amount exceeds the estimated fair value of the asset. In evaluating a property for impairment, various factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a decrease in the value of the property, the reduction will be recognized as an impairment charge. The fair values related to the impaired real estate are considered to be a level 3 valuation within the fair value hierarchy. There were no impairments identified during fiscal 2013.

Fixed Asset Capitalization

        A variety of costs may be incurred in the development of the Trust's properties. After a determination is made to capitalize a cost, it is allocated to the specific project that is benefited. The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and other costs incurred during the period of development. We consider a construction project as substantially completed when it is available for occupancy, but no later than one year from cessation of major construction activity. The Trust cease's capitalization when the project is available for occupancy.

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

September 30, 2013

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

Segment Reporting

        Management has determined that it operates in three reportable segments: a multi-family real estate segment, a loan and investment segment, and another real estate segment. The multi-family real estate segment includes the ownership and operation of the Trust's multi-family properties, the loan and investment segment includes all activities related to the origination and servicing of the Trusts loan portfolio and other investments and the other real estate segment includes all activities related to the development, operation and disposition of the Trust's other real estate assets.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 2—REAL ESTATE PROPERTIES

        A summary of activity in real estate properties for the year ended September 30, 2013 is as follows (dollars in thousands):

	September 30, 2012 Balance	Additions	Capitalized Costs and Improvements	Depreciation, Amortization and other Reductions	September 30, 2013 Balance
Multi-family(a)	$117,538	$185,078	$3,296	$(6,120)	$299,792
Commercial/mixed use(b)	61,808	375	31,021	(850)	92,354
Land(c)	7,972	—	—	—	7,972
Shopping centers/retail(d)	2,749			(104)	2,645
Co-op/Condo Apts	250	—	—	(117)	133

Total real estate properties	$190,317	$185,453	$34,317	$(7,191)	$402,896

(a)
Set forth below is certain information regarding the Trust's purchases, through joint ventures in each of which the Trust has, an 80% equity interest, except for the North Charleston, SC property in which it has a 90% interest, the Hixson, TN property in which it has a 75% interest and the Kennesaw, GA property, in which it has a 50% interest, of the following multi-family properties for the year ended September 30, 2013 (dollars in thousands):

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	BRT Equity	Acquisition Costs
North Charleston, SC	10/4/12	208	$21,500	$17,716	$4,410	$213
Cordova, TN	11/15/12	464	25,450	19,248	6,220	386
Decatur, GA	11/19/12	212	10,450	8,046	3,396	231
Panama City, FL	1/11/13	160	7,200	5,588	2,163	136
Houston, TX	4/19/13	240	16,763	13,200	3,724	313
Pooler, GA	4/29/13	300	35,250	26,400	8,120	188
Houston, TX	6/7/13	144	8,565	6,657	2,247	57
Hixon, TN	6/25/13	156	10,850	8,137	2,775	210
Kennesaw, GA	9/25/13	450	49,050	35,900	7,571	657
Other						75

		2,334	$185,078	$140,892	$40,626	$2,466

(b)
Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE which owns operating and development properties in Newark, New Jersey. These properties contain a mix of office, retail space, charter schools and surface parking totaling approximately 690,000 square feet, which includes 252,000 square feet currently under construction. Certain of these assets are subject to mortgages in the aggregate principal balance of $20,100,000 held by the Trust, which are eliminated in consolidation. Several of the assets are also encumbered by other mortgages which are discussed in Note 8—Debt Obligations—Mortgages Payable. The Trust made net capital contributions of $1,729,000 and $2,987,000 to this venture in the years ended September 30, 2013 and 2012, respectively, representing its proportionate share of capital required

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 2—REAL ESTATE PROPERTIES (Continued)

  to fund the operations of the venture for its next fiscal year and to purchase additional land parcels.

(c)
Represents an 8.9 acre development parcel located in Daytona Beach, Florida which was acquired in foreclosure.

(d)
The Trust owns, with a minority partner, a leasehold interest in a portion of a retail shopping center located in Yonkers, New York. The leasehold interest is for approximately 28,500 square feet and, including all option periods, expires in 2045. The Trust has an 85% interest in this joint venture.

        Future minimum rentals to be received by the Trust pursuant to non-cancellable operating leases with terms in excess of one year, from properties owned by the Trust or a consolidated subsidiary at September 30, 2013, are as follows (dollars in thousands):

Year Ending September 30,	Amount
2014	$3,397
2015	3,544
2016	3,529
2017	2,683
2018	2,623
Thereafter	38,099

Total	$53,875

        Leases at the Trust's multi-family properties are generally for a term of one year or less and are not reflected in the above table.

        Subsequent to September 30, 2013, the Trust purchased, through consolidated joint ventures in which the Trust has an 80% equity interest (except for the Columbus, Ohio property which is wholly owned), the following multi-family properties (dollars in thousands):

Location	Purchase Date	No of Units	Contract Purchase Price	Acquisition Mortgage Debt	BRT Equity	Acquisition Costs
Houston, TX	10/4/13	798	$32,700	$24,100	$10,525	$474
Pasadena, TX	10/15/13	144	5,420	4,065	1,687	76
Humble, TX	10/15/13	260	10,500	7,875	3,129	122
Humble, TX	10/15/13	160	6,700	5,025	1,908	104
Huntsville, AL	10/18/13	208	12,050	9,573	3,950	122
Columbus, OH	11/21/13	264	14,050	10,664	3,584	132

		1,834	$81,420	$61,302	$24,783	$1,030

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 3—REAL ESTATE LOANS

        Information as to real estate loans, all of which are earning interest, is summarized as follows (dollars in thousands):

	September 30, 2013		September 30, 2012
	Real Estate Loans	Percent	Real Estate Loans	Percent
Multi-family residential	$16,772	55%	$35,096	95%
Retail	3,100	10%	2,000	5%
Hotel	1,680	6%	—	—
Land	8,000	26%	—	—
Single family	961	3%	—	—

	30,513	100%	37,096	100%
Deferred fee income	(213)		(512)

Real estate loans, net	$30,300		$36,584

        There were no non-earning loans and no allowance for possible losses at September 30, 2013 and 2012.

        At September 30, 2013, 2012 and 2011, no earning loans were deemed impaired and accordingly no loan loss allowances have been established against our earning loan portfolio. During the years ended September 30, 2013, 2012 no real estate loans were deemed to be impaired. During the period ended September 30, 2011, $7,758,000 of real estate loans were deemed impaired, and no interest income was recognized relating to these loans.

        The Trust recognized cash basis interest of $621,000 on non-earning loans in the year ended September 30, 2011. No cash basis interest was recognized for the years ended September 30, 2013 and 2012.

        Loans originated by the Trust generally provide for interest rates indexed to the prime rate with a stated minimum.

        At September 30, 2013, the Trust's portfolio consists primarily of senior mortgage loans secured by residential or commercial property, 73% of which are located in New York, 16% in Florida, and 11% other states. All real estate loans in the portfolio at September 30, 2013 mature in fiscal 2014.

        If a loan is not repaid at maturity, the Trust may either extend the loan or commence foreclosure proceedings. The Trust analyzes each loan separately to determine the appropriate course of action. In analyzing each situation, management examines various aspects of the loan receivable, including the value of the collateral, the financial condition of the borrower, past payment history and plans of the owner of the property. Of the $37,096,000 of real estate loans receivable scheduled to mature in fiscal 2013, $4,450,000 were extended, and $32,646,000 were paid off.

        At September 30, 2013, the three largest real estate loans had principal balances outstanding of approximately $10,147,000, $8,000,000 and $2,450,000. These three loans accounted for 8.6%, 7.6% and 3.4% of the total interest and fees earned on our loan portfolio in the year ended September 30, 2013.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 4—IMPAIRMENT CHARGES

        The Trust reviews each real estate asset owned, including investments in unconsolidated joint ventures, for which indicators of impairment are present to determine whether the carrying amount of the asset can be recovered. If indicators of impairment are present, measurement is then based upon the fair value of the asset. Real estate assets held-for-sale are valued at the lower of cost or fair value, less costs to sell on an individual asset basis. There were no impairment charges taken in fiscal 2013, 2012 or 2011.

NOTE 5—INVESTMENT IN UNCONSOLIDATED VENTURES

        The Trust is a partner in unconsolidated ventures which own and operate two properties. The Trust's share of earnings in its unconsolidated joint ventures, including a joint venture engaged in purchasing loans that ceased investment activities in November 2011, was $198,000, $829,000 and $350,000 for the years ended September 30, 2013, 2012 and 2011, respectively. The 2012 earnings include a distribution of $846,000 that was in excess of the book basis. Included in 2012 are the results of two previously unconsolidated joint ventures that, effective August 1, 2012, were treated as consolidated subsidiaries of the Trust due to amendments to the operating agreements of the ventures.

        In the year ended September 30, 2013, the Trust sold substantially all of its interest in a joint venture that owns a leasehold interest on a property in New York City. The Trust recognized a gain of $5,481,000 on the sale.

NOTE 6—RESTRICTED CASH

        Restricted cash-construction holdbacks represents the remaining net proceeds from financing transactions completed in February and September 2012. These funds are being used for construction of buildings at the Teachers Village site in Newark, NJ. Restricted cash was $29,279,000 and $55,252,000 at September 30, 2013 and 2012, respectively.

NOTE 7—AVAILABLE-FOR-SALE SECURITIES

        Information regarding our available-for-sale securities is set forth in the table below (dollars in thousands):

September 30, 2012
Cost basis	$789
Unrealized gains	499
Unrealized losses	(39)

Market value	$1,249

        At September 30, 2013 the Trust had no available-for-sale securities.

        Unrealized gains and losses are reflected as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 7—AVAILABLE-FOR-SALE SECURITIES (Continued)

        The Trust's available-for-sale equity securities were determined to be Level 1 financial assets within the valuation hierarchy established by current accounting guidance, and the valuation is based on current market quotes received from financial sources that trade such securities.

        Information regarding the sales of available-for-sale debt and equity securities is presented in the table below (dollars in thousands):

	Year ended September 30,
	2013	2012	2011
Proceeds from sale	$1,318	$3,939	$7,590
less cost basis	788	3,334	6,271

Gain on sale	$530	$605	$1,319

        For the years ended September 30, 2013 and 2012, the gain or loss on sale was determined using specific identification. For the year ended September 30, 2011 the gain or loss on sale was determined using an average cost.

NOTE 8—DEBT OBLIGATIONS

        Debt obligations consist of the following (dollars in thousands):

	Year ended September 30,
	2013	2012
Line of credit	—	—
Junior subordinated notes	$37,400	$37,400
Mortgages payable	313,216	169,284

Total debt obligations	$350,616	$206,684

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

        On April 17, 2012, the facility was amended to allow the subsidiary to borrow, for loan originations, for up to 90 days on an unsecured basis, a maximum of $10,000,000.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 8—DEBT OBLIGATIONS (Continued)

        The facility requires the Trust and the subsidiary to maintain or comply with, among other things, net worth and liquidity covenants, debt service and collateral coverage ratios and limits, with specified exceptions, the ability to incur debt.

        For the years ended September 30, 2013, 2012 and 2011 interest expense, which includes fee amortization with respect to the facility, was $157,000, $182,000 and $37,000, respectively.

        At September 30, 2013 and 2012, there was no outstanding balance on the facility.

Junior Subordinated Notes

        At September 30, 2013 and 2012 the Trust's junior subordinated notes had an outstanding principal balance of $37,400,000. The interest rates on the outstanding notes is set forth in the table below:

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

        Interest expense, which includes amortization of deferred costs relating to the junior subordinated notes for the years ended September 30, 2013, 2012 and 2011, was $1,853,000, $1,260,000 and $1,590,000, respectively.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 8—DEBT OBLIGATIONS (Continued)

Mortgages Payable

        The Trust had the following obligations outstanding as of the dates indicated all of which are secured by the underlying real property (dollars in thousands):

	September 30,
Property	2013	2012	Rate	Maturity
Yonkers, NY	$1,863	$1,954	5.25%	April 2022
Palm Beach Gardens, FL	45,200	45,200	3.78%	April 2019
Melboune, FL	7,680	7,680	3.98%	April 2019
Marietta, GA	7,382	6,462	6.50%	February 2015
Lawrenceville, GA	4,687	4,687	4.49%	March 2022
Collierville, TN	25,680	25,680	3.91%	July 2022
North Charleston, SC	17,716	—	3.79%	November 2022
Cordova TN	19,248	—	3.71%	December 2022
Decatur, GA	8,046	—	3.74%	December 2022
Panama City, FL	5,588	—	4.06%	February 2023
Houston, TX	13,200	—	3.95%	May 2023
Pooler, GA	26,400	—	4.00%	May 2023
Hixson, TN	8,137	—	4.29%	July 2023
Houston, TX	6,625	—	Libor + 3.18%	February 2023
Kennesaw, GA	35,900	—	3.99%	October 2018
65 Market St—Newark, NJ	900	900	7.00%	January 2015
909 Broad St—Newark, NJ	5,936	6,132	6.00%	August 2030
Teachers Village—Newark, NJ	—	2,738	17%	March 2013
Teachers Village—Newark, NJ(1)	22,748	22,748	5.50%	December 2030
Teachers Village—Newark, NJ	4,250	4,250	3.46%	February 2032
Teachers Village—Newark, NJ	963	988	2.00%	February 2022
Teachers Village—Newark, NJ	211	1,380	2.50%	February 2014
Teachers Village—Newark, NJ	1,832	1,832	(2)	February 2034
Teachers Village—Newark, NJ	15,700	15,700	Libor +3.00%	August 2019
Teachers Village—Newark, NJ	5,250	5,250	3.28%	September 2042
Teachers Village—Newark, NJ	14,762	13,491	8.65%	December 2023
Teachers Village—Newark, NJ	2,212	2,212	(3)	August 2034
Teachers Village—Newark, NJ	5,100	—	1.99%	September 2019

	$313,216	$169,284

(1)
TD Bank has the right, in 2018, to require subsidiaries of the Newark Joint Venture to repurchase such debt. If such right is exercised, such subsidiaries will be required to refinance such debt. The stated interest rate is 5.5% per year; however, the United States Treasury Department is reimbursing the interest at the rate of 4.99% per year under the Qualified School Construction Bond program and accordingly, the effective rate of interest thereon until 2018 is 0.51% per year

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 8—DEBT OBLIGATIONS (Continued)

(2)
The debt is to be serviced in full by annual payment-in-lieu of taxes ("PILOT") of $256,000 in 2013 increasing to approximately $281,000 at maturity. This obligation is not secured by real property.

(3)
The debt is to be serviced in full by PILOT payments of $311,000 in 2013 increasing to approximately $344,000 at maturity.

        Scheduled principal repayments on these debt obligations are as follows (dollars in thousands):

Years Ending September 30,	Amount
2014	$1,979
2015	12,159
2016	6,288
2017	6,758
2018	41,175
Thereafter	244,857

$313,216

NOTE 9—DEFERRED INCOME (NEW MARKETS TAX CREDIT TRANSACTION)

        On September 11, 2012 and February 3, 2012 special purpose subsidiaries of the Newark Joint Venture entered into transactions with affiliates of Goldman Sachs ("Goldman") related to the Teacher's Village project and received proceeds related to New Markets Tax Credit ("NMTC") for which the project qualified. The NMTC program was enacted by Congress to serve low-income and distressed communities by providing investors with tax credit incentives to make capital investments in those communities. The program permits taxpayers to claim credits against their Federal income tax for up to 39% of qualified investments.

        Goldman contributed $16,400,000 and $11,200,000 to the projects through special-purpose entities created to effect the financing transaction and is entitled to receive tax credits against its qualified investment in the project over the next seven years. At the end of the seven years, the Newark Joint Venture subsidiaries have the option to acquire the special purpose entities for a nominal fee.

        Included in deferred income on the Trust's consolidated balance sheet at September 30, 2013 is $25,848,000 of the Goldman contribution, which is net of fees. This amount will be recognized into income when the obligation to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), is eliminated. Risks of non-compliance include recapture (i.e. reversal of the benefit of the tax credit and the related indemnity obligation of the Newark Joint Venture). The tax credits are subject to recapture for a seven year period as provided in the Code.

        Costs incurred in structuring these transactions are deferred and will be recognized as an expense based on the maturities of the various mortgage financings related to the NMTC transaction. At September 30, 2013 and 2012, these costs totaled $9.6 million and $10.2 million and are included in deferred costs on the consolidated balance sheets.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 9—DEFERRED INCOME (NEW MARKETS TAX CREDIT TRANSACTION) (Continued)

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

NOTE 10—INCOME TAXES

        The Trust elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As a REIT, the Trust will generally not be subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its shareholders. To maintain its REIT status, the Trust must distribute at least 90% of its taxable income; however if it does not distribute 100% of its taxable income, it will be taxed on undistributed income. There are a number of organizational and operational requirements the Trust must meet to remain a REIT. If the Trust fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Trust is subject to certain state and local income taxes and to Federal income and excise taxes on the undistributed taxable income. For income tax purposes, the Trust reports on a calendar year.

        During the years ended September 30, 2013, 2012 and 2011, the Trust recorded $102,000, $16,000 and $20,000, respectively, of state franchise tax expense, net of refunds, relating to the 2013, 2012 and 2011 tax years.

        In 2013 and 2012, the Trust also paid $182,000 and $205,000, respectively in alternative minimum tax which resulted from the use of net operating loss carryforwards in tax year 2012 and 2011.

        Earnings and profits, which determine the taxability of dividends to shareholders, differs from net income reported for financial statement purposes due to various items including timing differences related to loan loss provision, impairment charges, depreciation methods and carrying values.

        The financial statement income is expected to be equal to the income for tax purposes for calendar 2013.

        At December 31, 2012, the Trust had a tax loss carry forward of $58,300,000. These net operating losses can be used in future years to reduce taxable income when it is generated. These tax loss carry forwards begin to expire in 2028.

NOTE 11—SHAREHOLDERS' EQUITY

Distributions

        During the year ended September 30, 2013, the Trust did not declare or pay any dividends.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 11—SHAREHOLDERS' EQUITY (Continued)

Restricted Shares

        The Trust's 2012 Incentive Plan, approved by its shareholders in January 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares. As of September 30, 2013, 131,525 shares were issued pursuant to this plan. An aggregate of 495,950 shares of restricted stock were granted pursuant to the Trust's 2003 and 2009 equity incentive plans (collectively, the "Prior Plans") and have not yet vested. No additional awards may be granted under the Prior Plans. The restricted shares that have been granted under the 2012 Incentive Plan and the Prior Plans vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.

        During the years ended September 30, 2013, 2012 and 2011 the Trust issued 131,525, 136,650 and 138,150 restricted shares, respectively, under the Trust's equity incentive plans. The estimated fair value of restricted stock at the date of grant is being amortized ratably into expense over the applicable vesting period. For the years ended September 30, 2013, 2012 and 2011, the Trust recognized $691,000, $758,000 and $845,000 of compensation expense, respectively. At September 30, 2013, $1,884,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average vesting period is 2.41 years.

        Changes in number of shares outstanding under the Trust's equity incentive plans are shown below:

	Years Ended September 30,
	2013	2012	2011
Outstanding at beginning of the year	580,180	491,705	391,580
Issued	131,525	136,650	138,150
Cancelled	(22,000)	(7,250)	(175)
Vested	(62,280)	(40,925)	(37,850)

Outstanding at the end of the year	627,425	580,180	491,705

Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands):

	2013	2012	2011
Numerator for basic and diluted earnings per share attributable to common shareholders:
Net income attributable to common shareholders	$5,013	$4,430	$6,374
Denominator:
Denominator for basic earnings per share—weighted average shares	14,137,091	14,035,972	14,041,569
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	14,137,091	14,035,972	14,041,569
Basic earnings per share	$.35	$.32	$.45
Diluted earnings per share	$.35	$.32	$.45

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 11—SHAREHOLDERS' EQUITY (Continued)

Share Buyback and Treasury Shares

        In September 2011, the Board of Trustees approved a share repurchase program authorizing the Trust to spend up to $2,000,000 to repurchase its shares of beneficial interest. Shares repurchased under this program were retired. As of September 30, 2013, the Trust had repurchased 146,812 shares at an average cost of $6.31 per share. During the years ended September 30, 2013, 2012 and 2011 the Trust repurchased 0, 139,507 and 154,692 shares, respectively, at an average cost of $0, $6.30 and $6.35 per share, respectively. In September 2013, the Board of Trustees approved a share repurchase program on the same terms and conditions as the 2011 share repurchase plan.

        During the years ended September 30, 2012 and 2011, 40,925 and 37,850 treasury shares, respectively, were issued in connection with the vesting of restricted stock under the Trust's incentive plans. In fiscal 2012, the Trust cancelled, and restored to the status of authorized and unissued shares, its remaining 1,380,978 treasury shares.

NOTE 12—ADVISOR'S COMPENSATION AND RELATED PARTY TRANSACTIONS

        Certain of the Trust's officers and trustees are also officers and directors of REIT Management Corp. ("REIT Management") to which the Trust, pursuant to an amended and restated advisory agreement, paid advisory fees for administrative services and investment advice. Fredric H. Gould, a trustee and former Chairman of the Board of the Trust, is the sole shareholder of REIT Management. Through December 31, 2011, advisory fees were charged to operations at a rate of 0.6% on invested assets which consist primarily of real estate loans, real estate assets and investment securities.

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

  •
  .15% of the average amount of cash and cash equivalents; and

        To the extent loans or real estate are held by joint ventures or other arrangements in which the Trust has an interest, fees vary based on, among other things, the nature of the asset (i.e., real estate or loans), the nature of the Trust's involvement (i.e., active or passive) and the extent of the Trust's equity interests in such arrangements.

        Advisory fees amounted to $1,802,000, $1,104,000 and $916,000 for the years ended September 30, 2013, 2012 and 2011, respectively.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 12—ADVISOR'S COMPENSATION AND RELATED PARTY TRANSACTIONS (Continued)

        Through December 31, 2011, the Trust's borrowers also paid fees directly to REIT Management based on loan originations, which generally are one-time fees payable upon funding of a loan, in the amount of 1/2 of 1% of the total loan. These fees were $0, $145,000, and $750,000 for the years ended September 30, 2013, 2012 and 2011, respectively. Effective January 1, 2012, all loan origination fees paid by borrowers were paid directly to the Trust.

        Management of certain properties owned by the Trust and certain joint venture properties is provided by Majestic Property Management Corp., a corporation in which Fredric H. Gould is the sole shareholder, under renewable year-to-year agreements. Certain of the Trust's officers and Trustees are also officers and directors of Majestic Property Management Corp. Majestic Property Management Corp. provides real property management, real estate brokerage and construction supervision services to these properties. For the years ended September 30, 2013, 2012 and 2011, fees for these services aggregated $81,000, $74,000, and $83,000, respectively.

        Fredric H. Gould is also vice chairman of the board of One Liberty Properties, Inc., a related party, and certain of the Trust's officers and Trustees are also officers and directors of One Liberty Properties, Inc. In addition, Mr. Gould is an executive officer and sole shareholder of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P. and the sole member of Gould General LLC, a general partner of Gould Investors L.P., a related party. Certain of the Trust's officers and Trustees are also officers and directors of Georgetown Partners, Inc. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among the Trust and the affiliated entities and is included in general and administrative expense on the statements of operations. During the years ended September 30, 2013, 2012 and 2011, allocated general and administrative expenses reimbursed by the Trust to Gould Investors L.P. pursuant to the shared services agreement, aggregated $779,000, $705,000 and $847,000, respectively.

NOTE 13—SEGMENT REPORTING

        For the years ended September 30, 2013 and 2012, management determined that the Trust operates in three reportable segments, a multi-family real estate segment which includes the ownership and operation of its multi-family properties, a loan and investment segment which include the origination and servicing of its loan portfolio and its investments, and an other real estate segment which includes the operation and disposition of its other real estate assets and in particular, the Newark Joint Venture. For the year ended September 30, 2011, the Trust operated in two reportable segments.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 13—SEGMENT REPORTING (Continued)

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2013 (dollars in thousands):

	Multi-Family Real Estate	Loan and Investment	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$27,265	—	$3,327	$30,592
Interest and fees on real estate loans	—	$9,946	—	9,946
Other income	—	1,207	1,072	2,279

Total revenues	27,265	11,153	4,399	42,817
Expenses:
Interest expense	8,193	509	3,785	12,487
Advisor's fee, related party	750	831	221	1,802
Property acquisition costs	2,466	—	—	2,466
General and administrative	5,661	1,415	372	7,448
Operating expenses relating to real estate properties	13,570	—	2,839	16,409
Depreciation and amortization	6,119	—	975	7,094

Total expenses	36,759	2,755	8,192	47,706

Total revenues less total expenses	(9,494)	8,398	(3,793)	(4,889)
Equity in earnings of unconsolidated ventures	—	—	198	198
Gain on sale of available-for-sale securities	—	530	—	530
Gain on sale of partnership interest	—	—	5,481	5,481

(Loss) income from continuing operations	(9,494)	8,928	1,886	1,320
Discontinued operations:
Gain on sale of real estate assets	—	—	769	769

Income from discontinued operations	—	—	769	769

Net (loss) income	(9,494)	8,928	2,655	2,089
Plus: net loss attributable to non-controlling interests	480	—	2,444	2,924

Net (loss) income attributable to common shareholders	$(9,014)	$8,928	$5,099	$5,013

Segment assets at September 30, 2013	$312,962	$87,042	$149,487	$549,491

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 13—SEGMENT REPORTING (Continued)

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2012 (dollars in thousands):

	Multi-Family Real Estate	Loan and Investment	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$5,464	—	$3,211	$8,675
Interest and fees on real estate loans	—	$9,530	—	9,530
Other income	—	496	878	1,374

Total revenues	5,464	10,026	4,089	19,579
Expenses:
Interest expense	1,629	951	2,149	4,729
Advisor's fee, related party	230	684	190	1,104
Property acquisition costs	2,407	—	—	2,407
General and administrative	1,069	4,422	1,670	7,161
Operating expenses relating to real estate properties	2,644	—	3,398	6,042
Depreciation and amortization	1,276	—	728	2,004

Total expenses	9,255	6,057	8,135	23,447

Total revenues less total expenses	(3,791)	3,969	(4,046)	(3,868)
Equity in (loss) earnings of unconsolidated ventures	(121)	(136)	1,086	829
Gain on sale of available-for-sale securities	—	605	—	605
Gain on sale of loan	—	3,192	—	3,192

(Loss) Income from continuing operations	(3,912)	7,630	(2,960)	758
Discontinued operations:
Gain on sale of real estate assets	—	—	792	792

Income from discontinued operations	—	—	792	792
Net (loss) income	(3,912)	7,630	(2,168)	1,550
Plus: net loss attributable to non-controlling interests	461	—	2,419	2,880

Net (loss) income attributable to common shareholders	$(3,451)	$7,630	$251	$4,430

Segment assets at September 30, 2012	$121,153	$113,383	$151,420	$385,956

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 13—SEGMENT REPORTING (Continued)

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2011 (dollars in thousands):

	Real Estate	Loan and Investment	Total
Revenues:
Rental and other revenues from real estate properties	$3,456	—	$3,456
Interest and fees on real estate loans	—	$10,328	10,328
Other income	—	4,097	4,097

Total revenues	3,456	14,425	17,881
Expenses:
Interest expense	1,030	1,082	2,112
Advisor's fee, related party	308	608	916
General and administrative	2,063	4,665	6,728
Operating expenses related to real estate properties	3,340	—	3,340
Depreciation and amortization	738	—	738

Total expenses	7,479	6,355	13,834

Total revenues less total expenses	(4,023)	8,070	4,047
Equity in earnings of unconsolidated ventures	251	99	350
Gain on sale of available-for-sale securities	—	1,319	1,319
Loss on extinguishment of debt	(718)	(1,420)	(2,138)

(Loss) income from continuing operations	(4,490)	8,068	3,578
Discontinued operations:
Gain on sale of real estate assets	1,346	—	1,346

Income from discontinued operations	1,346	—	1,346

Net (loss) income	(3,144)	8,068	4,924
Plus: net loss attributable to non-controlling interests	1,450	—	1,450

Net (loss) income attributable to common shareholders	$(1,694)	$8,068	$6,374

Segment assets at September 30, 2011	$64,096	$126,916	$191,012

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

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

        Real estate loans:    The earning mortgage loans of the Trust, which have variable rate provisions based upon a spread over prime rate, have an estimated fair value equal to their carrying value, assuming market rates of interest between 12% and 13%. The Trust's fixed rate earning mortgage loans have an estimated fair value approximately $11,000 greater than their carrying value assuming a market rate of interest of 11% which reflects institutional lender yield requirement.

        Junior subordinated notes:    At September 30, 2013, the estimated fair value of the Trust's junior subordinated notes is less than their carrying value by approximately $24,096,000, based on a market interest rate of 7.49%.

        Mortgages payable:    At September 30, 2013, the estimated fair value of the Trust's mortgages payable is lower than their carrying value by approximately $10,615,000 assuming market interest rates between 2.02% and 9.49%. Market interest rates were determined using current financing transactions provided by third party institutions.

        Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions. The fair values of the real estate loans and debt obligations are considered to be Level 2 valuations within the fair value hierarchy.

Financial Instruments Measured at Fair Value

        The Trust's fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between markets participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other "observable" market inputs and Level 3 assets/liabilities are valued based significantly on "unobservable" market inputs. The Trust does not currently own any financial

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 14—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

instruments that are classified as Level 3. Set forth below is information regarding the Trust's financial assets and liabilities measured at fair value as of September 30, 2013 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial assets:
Interest rate cap	$1	—	$1
Financial Liabilities:
Interest rate swap	$6	—	$6

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

        Derivative financial instruments:    Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At September 30, 2013, these derivatives are included in other assets and accounts payable and accrued liabilities on the consolidated balance sheet.

        Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of September 30, 2013, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

NOTE 15—COMMITMENT

        The Trust maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $310,000, $338,000 and $315,000 during the years ended September 30, 2013, 2012 and 2011, respectively. At September 30, 2013, $80,000 remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 16—DERIVATIVE FINANCIAL INSTRUMENTS

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

        As of September 30, 2013, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional	Rate	Maturity
Interest Rate Swap	$1,863,000	5.25%	April 1, 2022

        The table below presents the fair value of the Trust's derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
September 30, 2013		September 30, 2012
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$1		$10
Accounts payable and accrued liabilities	$6	Accounts payable and accrued liabilities	$104

        The following table presents the effect of the Trust's derivative financial instrument on the consolidated statements of comprehensive income for the year ended September 30, 2013 and September 30, 2012 (dollars in thousands):

	Year Ended September 30,
	2013	2012
Amount of gain (loss) recognized on derivative in Other Comprehensive Income	$61	$(123)
Amount of (loss) reclassified from Accumulated Other Comprehensive Income into Interest Expense	$(37)	$(19)

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 16—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust's cash flow hedges during the years ended September 30, 2013 or 2012. During the twelve months ending September 30, 2014, the Trust estimates an additional $35,000 will be reclassified from other comprehensive income as an increase to interest expense.

  Credit-risk-related Contingent Features

        The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

        As of September 30, 2013, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $6,000. As of September 30, 2013, the Trust has not posted any collateral related to this agreement. If the Trust had been in breach of this agreement at September 30, 2013, it could have been required to settle it obligations thereunder at its termination value of $6,000.

NOTE 17—QUARTERLY FINANCIAL DATA (Unaudited)

	2013
	1st Quarter Oct.–Dec	2nd Quarter Jan.–March	3rd Quarter April–June	4th Quarter July–Sept.	Total For Year
Revenues	$8,251	$10,146	$12,038	$12,382	$42,817
Expenses	10,494	10,020	12,761	14,431	47,706
Revenues less expenses	(2,243)	126	(723)	(2,049)	(4,889)
Equity in earnings of unconsolidated joint ventures	61	68	54	15	198
Gain on sale of available- for-sale securities	—	482	—	48	530
Gain on sale of partnership interest	—	—	—	5,481	5,481
(Loss) Income from continuing operations	(2,182)	676	(669)	3,495	1,320
Discontinued operations	—	—	509	260	769
Net (loss) income	(2,182)	676	(160)	3,755	2,089
Plus: net loss attributable to non-controlling interests	878	334	681	1,031	2,924
Net (loss) income attributable to common shareholders	(1,304)	1,010	521	4,786	5,013
(Loss) income per beneficial share
Continuing operations	$(.09)	$.07	$—	$.32	$.30
Discontinued operations	—	—	.04	.02	.05	(a)

Basic earnings (loss) per share	$(.09)	$.07	$.04	$.34	$.35

(a)
Does not crossfoot due to rounding.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2013

NOTE 17—QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	2012
	1st Quarter Oct.–Dec	2nd Quarter Jan.–March	3rd Quarter April–June	4th Quarter July–Sept.	Total For Year
Revenues	$3,154	$3,687	$5,555	$7,183	$19,579
Expenses	3,282	6,086	6,764	7,315	23,447
Revenues less expenses	(128)	(2,399)	(1,209)	(132)	(3,868)
(Loss) gain on sale of available- for-sale securities	(18)	342	96	185	605
Equity in earnings of unconsolidated joint ventures	(75)	(40)	20	924	829
Gain on sale of loan	3,192	—	—	—	3,192
Income (loss) from continuing operations	2,971	(2,097)	(1,093)	977	758
Discontinued operations	490	—	302	—	792
Net income (loss)	3,461	(2,097)	(791)	977	1,550
Plus: net loss attributable to non-controlling interests	413	1,069	649	749	2,880
Net income (loss) attributable to common shareholders	3,874	(1,028)	(142)	1,726	4,430
Income (loss) per beneficial share
Continuing operations	$.24	$(.07)	$(.03)	$.12	$.26
Discontinued operations	.04	—	.02	—	.06

Basic earnings (loss) per share	$.28	$(.07)	$(.01)	$.12	$.32

NOTE 18—SUBSEQUENT EVENTS

        Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2013 that warrant additional disclosure have been included in the notes to the consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2013

(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at September 30, 2013									Depreciation Life For
Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total		Accumulated Depreciation		Date of Construction		Date Acquired	Latest Income Statement
Commercial
Yonkers, NY.	$1,863	—	$4,000	—	$53	—	—	$4,053	$4,053		$1,408		(c	)	Aug-2000	39 years
South Daytona, FL.	—	$10,437	—	—	—	—	$7,972	—	7,972		—		N/A		Feb-2008	N/A
Newark, NJ	79,864	17,088	19,033	$4,843	47,692	$6,468	21,931	73,193	95,124		2,771		(c	)	June-2008	39 years
Multi-Family Residential
Marietta, GA	7,382	1,750	6,350	—	2,175	—	1,750	8,525	10,275		581		1972		Jan-2012	30 years
Lawrenceville, GA	4,687	1,450	4,800	—	941	—	1,450	5,741	7,191		315		1981		Feb-2012	30 years
Palm Beach Gardens, FL	45,200	16,260	43,140	—	1,171	—	16,260	44,311	60,571		2,594		1970		Mar-2012	30 years
Melbourne, FL	7,680	1,150	8,100	—	1,511	—	1,150	9,611	10,761		567		1987		Mar-2012	30 years
Collierville, TN	25,680	6,420	25,680	—	79	—	6,420	25,759	32,179		1,071		2000		June-2012	30 years
North Charleston, SC	17,716	2,390	19,110	—	465	—	2,390	19,575	21,965		655		2010		Oct-2012	30 years
Cordova, TN	19,248	2,700	22,750	—	198	—	2,700	22,948	25,648		667		1986		Nov-2012	30 years
Decatur, GA	8,046	1,700	8,750	—	380	—	1,700	9,130	10,830		259		1954		Nov-2012	30 years
Panama City, FL	5,588	1,091	6,109	—	310	—	1,091	6,419	7,510		170		1987		Jan-2013	30 years
Houston, TX	13,200	5,100	11,663	—	32	—	5,100	11,695	16,795		178		1978		April-2013	30 years
Pooler, GA	26,400	1,800	33,450	—	25	—	1,800	33,475	35,275		465		2008		April-2013	30 years
Houston, TX	6,625	1,285	7,280	—	7	—	1,285	7,287	8,572		81		1979		April-2013	30 years
Hixon, TN	8,137	1,200	9,650	—	3	—	1,200	9,653	10,853		80		1989		May-2013	30 years
Kennesaw, GA	35,900	5,400	43,650	—	—	—	5,400	43,650	49,050		—		2002		Sept-2013	30 years
Misc.(1)	—	—	—	—	—	—	—	134	134		—		N/A			30 years

Total	$313,216	$77,221	$273,515	$4,843	$55,042	$6,468	$79,599	$335,159	$414,758		$11,862		—

									(a	)	(b	)

(1)
Represents loans which are reported as real estate because they do not qualify for sale treatment under current accounting guidance.

 BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE PROPERTIES
AND ACCUMULATED DEPRECIATION (Continued)

SEPTEMBER 30, 2013

(Dollars in thousands)

        Notes to the schedule:

(a)	Total real estate properties	$414,758
	Less: Accumulated depreciation and amortization	11,862

	Net real estate properties	$402,896

(b)	Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.
(c)	Information not readily obtainable.

        A reconciliation of real estate properties is as follows:

	Year Ended September 30,
	2013	2012	2011
Balance at beginning of year	$190,317	$59,277	$55,843
Additions:
Acquisitions	185,453	116,759	2,315
Capital improvements	3,371	3,716	141
Capitalized development expenses and carrying costs	30,947	12,622	4,371

	219,771	133,097	6,827

Deductions:
Sales	117	37	2,561
Depreciation/amortization/paydowns	7,075	2,020	832

	7,192	2,057	3,393

Balance at end of year	$402,896	$190,317	$59,277

The aggregate cost of investments in real estate assets for Federal income tax purposes is approximately $2,625 higher than book value.

BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

SEPTEMBER 30, 2013

(Dollars in thousands)

Description	# of Loans	Interest Rate	Interest Rate Floor	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Value of Mortgage(a)	Principal Amount of Loans subject to delinquent principal or interest
First Mortgage Loans
Multi-family, Jacksonville, FL	1	Prime + 8.75%	12.00%	Jan. 2014	Interest monthly, principal at maturity	—	$2,450	$2,425	—
Multi-family, Fort Myers, FL	1	12%	—	Jan. 2014	Interest monthly, principal at maturity		2,050	2,050	—
Multi-family, Fort Myers, FL	1	15%	—	Jan. 2014	Interest monthly, principal at maturity		390	390	—
Hotel, Memphis, TN	1	Prime + 8.75%	12.00%	Jan. 2014	Interest monthly, principal at maturity	—	1,680	1,677	—
Land, New York, NY	1	Prime + 7.75%	12.50%	Jan. 2014	Interest monthly, principal at maturity	—	8,000	7,960	—
Multi-family, New York, NY	1	Prime + 7.75%	12.00%	Feb. 2014	Interest monthly, principal at maturity	—	10,147	10,070	—
Multi-family, Detroit, MI	1	Prime + 8.75%	12.00%	July 2014	Interest monthly, principal at maturity	—	1,735	1,709	—
Single family, Bridgehampton, NY	1	Prime + 8.75%	12.00%	June 2014	Interest monthly, principal at maturity	—	961	942	—
Retail, Roslyn, NY	1	Prime + 8.75%	12.00%	Sept. 2014	Interest monthly, principal at maturity	—	1,100	1,077	—
Mezzanine Loan
Retail, New York, NY	1	12%		Nov. 2013	Interest monthly, principal at maturity	$13,365	2,000	2,000	—

Total	10					$13,365	$30,513	$30,300	$—

 BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE (Continued)

SEPTEMBER 30, 2013

(Dollars in thousands)

        Notes to the schedule:

  (a)
  The following summary reconciles mortgage loans at their carrying values:

	Year Ended September 30,
	2013	2012	2011
Balance at beginning of year	$36,584	$75,136	$54,336
Additions:
Advances under real estate loans	70,288	101,800	131,255
Amortization of deferred fee income	1,820	2,249	1,777
Recovery of previously provided allowances	1,066	156	3,595

	73,174	104,205	136,627
Deductions:
Collections of principal	76,872	124,758	66,072
Sale of loans	—	15,657	46,251
Collection of loan fees	1,520	2,186	2,465
Loan loss recoveries	1,066	156	1,039

	79,458	142,757	115,827
Balance at end of year	$30,300	$36,584	$75,136

  •
  Carrying value of mortgage loans is net of deferred fee income in the amount of $213, $512, and $618 in 2013, 2012 and 2011, respectively.

  •
  The aggregate cost of investments in mortgage loans is the same for financial reporting purposes and Federal income tax purposes.

QuickLinks

TABLE OF CONTENTS Form 10-K
PART I
  Item l. Business.
General
Our Multi-Family Property Activities
Our Real Estate Lending Activities
Our Other Real Estate Assets and Activities
Financing Arrangements
Competition
Our Structure
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
Executive Officers of Registrant
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Mine Safety Disclosures.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN Among BRT Realty Trust, the S&P 500 Index, the FTSE NAREIT Mortgage REITs Index, and the FTSE NAREIT All REITs Index
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
  Item 8, Item 15(a)(1) and (2)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BRT REALTY TRUST AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except per share data)
BRT REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share data)
BRT REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
BRT REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended September 30, 2013, 2012 and 2011 (Dollars in thousands, except share data)
BRT REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
BRT REALTY TRUST AND SUBSIDIARIES Notes to Consolidated Financial Statements September 30, 2013
BRT REALTY TRUST AND SUBSIDIARIES SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION (Continued) SEPTEMBER 30, 2013 (Dollars in thousands)
BRT REALTY TRUST AND SUBSIDIARIES SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE (Continued) SEPTEMBER 30, 2013 (Dollars in thousands)