Form 10-Q
period 2013-12-31
BRT REALTY TRUST
filed 2014-02-06
CIK 14846

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

14,303,487 Shares of Beneficial Interest,

$3 par value, outstanding on February 5, 2014

BRT REALTY TRUST AND SUBSIDIARIES

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2013 (Unaudited)	September 30, 2013
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $14,685 and $11,862	$479,681	$396,021

Real estate loans, net, all earning interest	20,250	30,300
Cash and cash equivalents	52,306	60,265
Restricted cash — construction holdbacks	25,074	29,279
Deferred costs	13,058	12,767
Prepaid expenses	4,102	3,955
Assets of discontinued operations	7,095	7,155
Other assets	12,005	9,749
Total Assets	$613,571	$549,491
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$369,795	$308,529
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	7,817	6,319
Deposits payable	1,424	1,258
Deferred income	25,848	25,848
Liabilities of discontinued operations	4,768	4,879
Total Liabilities	447,052	384,233

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,535 issued in both periods	40,606	40,606
Additional paid-in capital	165,943	165,763
Accumulated other comprehensive income (loss)	21	(6)
Accumulated deficit	(70,305)	(67,572)
Total BRT Realty Trust shareholders’ equity	136,265	138,791
Non-controlling interests	30,254	26,467
Total Equity	166,519	165,258
Total Liabilities and Equity	$613,571	$549,491

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended
	December 31,
	2013	2012
Revenues:
Rental and other revenue from real estate properties	$13,439	$5,299
Interest and fees on real estate loans	1,138	1,879
Other income	271	732
Total revenues	14,848	7,910
Expenses:
Operating expenses relating to real estate properties	7,442	2,911
Interest expense	4,700	2,891
Advisor’s fees, related party	449	374
Property acquisition costs	1,181	878
General and administrative—including $213 and $205 to related party	1,756	1,863
Depreciation and amortization	3,141	1,238
Total expenses	18,669	10,155
Total revenues less total expenses	(3,821)	(2,245)
Equity in earnings of unconsolidated ventures	—	61
Loss from continuing operations	(3,821)	(2,184)

Discontinued operations:
Income from operations	70	2
Net loss	(3,751)	(2,182)
Plus: net loss attributable to non- controlling interests	1,018	878
Net loss attributable to common shareholders	$(2,733)	$(1,304)

Basic and diluted per share amounts attributable to common shareholders:
Loss from continuing operations	$(.19)	$(.09)
Discontinued operations	—	—
Basic and diluted loss per share	$(.19)	$(.09)

Amounts attributable to BRT Realty Trust:
Loss from continuing operations	$(2,803)	$(1,306)
Discontinued operations	70	2
Net loss	$(2,733)	$(1,304)

Weighted average number of common shares outstanding:
Basic and diluted	14,162,887	14,053,362

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 31,
	2013	2012

Net loss	$(3,751)	$(2,182)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities	—	(23)
Unrealized gain on derivative instruments	27	11
Other comprehensive income (loss)	27	(12)
Comprehensive loss	(3,724)	(2,194)
Comprehensive loss attributable to non-controlling interests	1,014	880
Comprehensive loss attributable to common shareholders	$(2,710)	$(1,314)

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended December 31, 2013

(Unaudited)

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total

Balances, September 30, 2013	$40,606	$165,763	$(6)	$(67,572)	$26,467	$165,258
Compensation expense — restricted stock	—	180	—	—	—	180
Contributions from non-controlling interests	—	—	—	—	5,300	5,300
Distributions to non-controlling interests	—	—	—	—	(495)	(495)
Net loss	—	—	—	(2,733)	(1,018)	(3,751)
Other comprehensive income	—	—	27	—	—	27

Comprehensive loss	—	—	—	—	—	(3,724)

Balances, December 31, 2013	$40,606	$165,943	$21	$(70,305)	$30,254	$166,519

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,751)	$(2,182)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Recovery of previously provided allowances	—	(422)
Amortization and depreciation	3,646	1,683
Amortization of deferred fee income	(224)	(333)
Amortization of restricted stock	180	193
Equity in earnings of unconsolidated joint ventures	—	(61)
Distribution of earnings of unconsolidated joint ventures	4	45
Increases and decreases from changes in other assets and liabilities:
Change in straight-line rent	(135)	3
Decrease (increase) in interest and dividends receivable	92	(44)
Increase in prepaid expenses	(488)	(406)
Decrease in prepaid interest	341	814
Increase in accounts payable and accrued liabilities	1,560	376
Increase in deferred costs	—	(152)
(Increase) decrease in security deposits and other receivable	(2,203)	567
Other	40	214
Net cash (used in) provided by operating activities	(938)	295

Cash flows from investing activities:
Collections from real estate loans	15,244	8,657
Additions to real estate loans	(5,103)	(42,818)
Loan loss recoveries	—	422
Additions to real estate properties	(81,520)	(57,400)
Net costs capitalized to real estate owned	(5,305)	(8,791)
Net change in restricted cash — construction holdbacks	4,205	5,655
Collection of loan fees	132	877
Proceeds from the sale of real estate owned	—	6
Net cash used in investing activities	(72,347)	(93,392)

Cash flows from financing activities:
Increase in mortgages payable	61,611	46,010
Mortgage principal payments	(345)	(484)
Increase in deferred borrowing costs	(744)	(558)
Capital contributions from non-controlling interests	5,300	2,894
Capital distribution to non-controlling interests	(496)	(397)
Net cash provided by financing activities	65,326	47,465

Net decrease in cash and cash equivalents	(7,959)	(45,632)
Cash and cash equivalents at beginning of period	60,265	78,245
Cash and cash equivalents at end of period	$52,306	$32,613

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,158	$2,316
Taxes paid	$11	$3
Real estate property reclassified to assets of discontinued operations	$6,853	$6,875

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

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

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2013 and for the three months ended December 31, 2013 and 2012 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current period’s presentation, primarily to reclassify the assets and liabilities of a property held for sale to assets and liabilities of discontinued operations and to reclassify the operations of this property to discontinued operations.

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

The Trust’s consolidated joint ventures that own multi-family properties, with the exception of its Mountain Park joint venture, were determined to be VIE’s because the voting rights of some equity investors are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. The Trust was determined to be the primary beneficiary of

Note 2 - Basis of Preparation (Continued)

these joint ventures because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Note 3 - Equity

Common Share Dividend Distribution

During the quarter ended December 31, 2013, the Trust did not declare a dividend on its shares.

Restricted Shares

The Trust’s 2012 Incentive Plan, approved by its shareholders in March 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares. As of December 31, 2013, 131,525 shares were issued pursuant to this plan of which 50 shares had vested and 131,475 shares are outstanding.  In January 2014, the Trust granted 140,600 shares of restricted stock pursuant to this plan.  An aggregate of 495,950 shares of restricted stock are outstanding pursuant to the Trust’s 2003 and 2009 equity incentive plans (collectively, the “Prior Plans”) and have not yet vested. No additional awards may be granted under the Prior Plans. The restricted shares that have been granted under the 2012 Incentive Plan and the Prior Plans vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.  For the three months ended December 31, 2013 and 2012, the Trust recorded $180,000 and $193,000 of compensation expense respectively.  At December 31, 2013, $1,704,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods.  The weighted average vesting period is 2.4 years.

Per Share Data

Basic earnings (loss) per share was determined by dividing net income (loss) applicable to common shareholders for the applicable year by the weighted average number of shares of beneficial interest outstanding during such period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that

Note 3 — Equity (Continued)

share in the earnings of the Trust. Diluted earnings per share was determined by dividing net income applicable to common shareholders for the applicable period by the total of the weighted average number of shares of beneficial interest outstanding plus the dilutive effect of the Trust’s unvested restricted stock and outstanding options and warrants using the treasury stock method.

Basic and diluted shares outstanding for the three months ended December 31, 2013 and 2012, were 14,162,887 and 14,053,362, respectively.

Note 4 - Real Estate Properties

A summary of real estate properties owned is as follows (dollars in thousands):

	September 30, 2013 Balance	Additions (a)	Capitalized Costs and Improvements	Depreciation, Amortization and other reductions	December 31, 2013 Balance
Multi-family	$292,917	$81,520	$1,077	$(2,716)	$372,798
Commercial / mixed use (b)	92,354	—	4,205	(397)	96,162
Vacant land	7,972	—	—	—	7,972
Retail/Shopping centers	2,645	—	—	(25)	2,620
Coop/condo apartments	133	—	—	(4)	129
Total real estate properties	$396,021	$81,520	$5,282	$(3,142)	$479,681

(a)         In the quarter ended December 31, 2013, the Trust purchased, through consolidated joint ventures in which the Trust has an 80% equity interest (except for the Columbus, Ohio property which is wholly owned), the following multi-family properties (dollars in thousands):

Location	Purchase Date	No of Units	Contract Purchase Price	Acquisition Mortgage Debt	BRT Equity	Property Acquisition Costs
Houston, TX	10/4/13	798	$32,800	$24,100	$10,525	$474
Pasadena, TX	10/15/13	144	5,420	4,065	1,687	125
Humble, TX	10/15/13	260	10,500	7,875	3,129	180
Humble, TX	10/15/13	160	6,700	5,025	1,908	129
Huntsville, AL	10/18/13	208	12,050	9,573	3,950	176
Columbus, OH	11/21/13	264	14,050	10,651	3,734	97
		1,834	$81,520	$61,289	$24,933	$1,181

Note 4 - Real Estate Properties (Continued)

(b)        Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE which owns operating and development properties in Newark, New Jersey. These properties contain a mix of office, retail space, charter schools and surface parking totaling approximately 690,000 square feet, which includes 190,000 square feet currently under construction. Certain of these assets are subject to mortgages in the aggregate principal balance of $20,100,000 held by the Trust, which are eliminated in consolidation. Several of the assets are also encumbered by other mortgages which are discussed in Note 7—Debt Obligations. The Trust contributed capital of $1,729,000 to this venture in the year ended September 30, 2013, representing its proportionate share of capital required to fund the operations of the venture for the venture’s current fiscal year and to purchase additional land parcels.

On January 21, 2014, the Trust purchased, through a consolidated joint venture in which it has an 80% equity interest, a 400 unit multi- family property in Indianapolis, IN.  The purchase price was $18,830,000, including $14,500,000 of mortgage debt.  The Trust contributed $5,300,000 of equity to this venture.

In January 2014, the Trust’s wholly-owned subsidiary entered into a joint venture with affiliates of The Beach Company.  The joint venture paid approximately $7 million for a vacant parcel of land located in Greenville, South Carolina and obtained access to construction financing of up to $38.6 million. The construction loan, which is to be funded as and when customary construction financing conditions are met, is secured by a first mortgage on the property.  The Trust contributed approximately $6.4 million (subject to additional capital contributions of up to $3.3 million through May 2014) to the joint venture in exchange for a 74.4% equity interest therein.

Note 5 — Assets of Discontinued Operations

At December 31, 2013 the Trust classified the assets and liabilities of a property to assets and liabilities of discontinued operations.  The property is located in Lawrenceville, GA and is under contract for sale.  The property has a book value of $4,102,000.  The Trust estimates that an approximate $1,300,000 gain will be realized on the sale.

Note 6 - Real Estate Loans

Information relating to real estate loans, all of which are earning interest, is summarized as follows (dollars in thousands):

	December 31, 2013		September 30, 2013
Property Type	Real Estate Loans	Percent	Real Estate Loans	Percent
Multi-family residential	$12,200	60%	$16,772	55%
Hotel	1,680	8%	1,680	6%
Land	—	—	8,000	26%
Retail	6,491	32%	3,100	10%
Single family	—	—	961	3%
	20,371	100%	30,513	100%
Deferred fee income	(121)		(213)
Real estate loans, net	$20,250		$30,300

Note 6 - Real Estate Loans (Continued)

Substantially all of the Trust’s loan portfolio consists of senior mortgage loans secured by real properties, 63% of which are located in New York, 22% in Maryland, 8% in Tennessee, and 7% in Florida.

Note 7 — Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	December 31, 2013	September 30, 2013
Junior subordinated notes	$37,400	$37,400
Mortgages payable	369,795	308,529
Mortgage payable — property held for sale	4,687	4,687
Total debt obligations	$411,882	$350,616

Junior Subordinated Notes

At December 31, 2013 and September 30, 2013, the Trust’s junior subordinated notes had an outstanding principal balance of $37,400,000.  The interest rates on the outstanding notes is set forth in the table below:

Interest Period	Interest Rate
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	Libor + 2.00%

Interest expense relating to the junior subordinated notes was $458,000, in each of the three month periods ended December 31, 2013 and 2012.  Amortization of the deferred costs, which is a component of interest expense was $5,000 for each of the three months ended December 31, 2013 and 2012.

Mortgages Payable

In the quarter ended December 31, 2013, the Trust purchased six additional properties (five through joint ventures and one wholly-owned) and incurred the following debt (dollars in thousands):

Location	Purchase Date	Acquisition Mortgage Debt	Interest Rate	Interest Only Period	Maturity Date
Houston, TX	10/4/13	$24,100	4.85%	12 months	October 2018
Pasadena, TX	10/15/13	4,065	4.90%	12 months	November 2018
Humble, TX	10/15/13	7,875	4.90%	12 months	November 2018
Humble, TX	10/15/13	5,025	4.90%	12 months	November 2018
Huntsville, AL	10/18/13	9,573	4.99%	24 months	November 2023
Columbus, OH	11/21/13	10,651	4.35%	—	February 2045
		$61,289

Note 8 — Deferred Income (New Markets Tax Credit Transaction)

On September 11, 2012 and February 3, 2012, special purpose subsidiaries of the Newark Joint Venture entered into transactions with affiliates of Goldman Sachs (“Goldman”) related to the Teacher’s Village project and received proceeds related to New Market Tax Credits (“NMTC”) program for which the project qualified. The NMTC program was enacted by Congress to serve low-income and distressed communities by providing investors with tax credit incentives to make capital investments in those communities. The program permits taxpayers to claim credits against their Federal income tax for up to 39% of qualified investments.

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

Deferred income on the Trust’s consolidated balance sheet at December 31, 2013 and September 30, 2013 represents the Goldman contribution, which is net of fees. This amount will be recognized into income when the obligation to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), is eliminated. Risks of non-compliance include recapture (i.e. reversal of the benefit of the tax credit and the related indemnity obligation of the Newark Joint Venture). The tax credits are subject to recapture for a seven year period as provided in the Code.

Costs incurred in structuring these transactions are deferred and will be recognized as an expense based on the maturities of the various mortgage financings related to the NMTC transaction.  At December 31, 2013 and September 30, 2013 these costs totaled $9.3 million and $9.6 million, respectively, and are included in deferred costs on the consolidated balance sheets.

The Trust determined that these special purpose entities are VIE’s. The VIE’s ongoing activities, which include collecting and remitting interest and fees and NMTC compliance, were all considered in the design of the special purpose entities and are not anticipated to affect the economic performance during the life of the VIEs.

Management considered the obligation to deliver tax benefits and provide guarantees to Goldman and the Trust’s obligations to absorb the losses of the VIE. Management also considered Goldman’s lack of a material interest in the underlying economics of the project. Management concluded that the Trust is the primary beneficiary and has therefore consolidated the VIE’s.

Note 9 - Segment Reporting

Management has determined that it operates in three reportable segments: a multi-family property segment which includes the ownership and operation of its multi-family properties; a loan and investment segment which includes the origination and servicing of our loan portfolio and its investments; and an other real estate segment which includes the operation and disposition of the its other real estate assets and, in particular, the Newark Joint Venture.

Note 9 -Segment Reporting (Continued)

The following table summarizes our segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended December 31, 2013
	Multi- Family Real Estate	Loan and Investment	Other Real Estate	Total
Rental and other revenues from real estate properties	$12,239	—	$1,200	$13,439
Interest and fees on real estate loans	—	$1,138	—	1,138
Other income	—	6	265	271
Total revenues	12,239	1,144	1,465	14,848
Operating expenses relating to real estate properties	6,368	—	1,074	7,442
Interest expense	3,429	72	1,199	4,700
Advisor’s fee, related party	293	87	69	449
Property acquisition costs	1,181	—	—	1,181
General and administrative	1,507	132	117	1,756
Depreciation and amortization	2,715	—	426	3,141
Total expenses	15,493	291	2,885	18,669
(Loss) income from continuing operations	(3,254)	853	(1,420)	(3,821)
Discontinued operations:
Income from operations	70	—	—	70
Net (loss) income	(3,184)	853	(1,420)	(3,751)
Plus: net loss attributable to non- controlling interests	187	—	831	1,018
Net (loss) income attributable to common shareholders	$(2,997)	$853	$(589)	$(2,733)
Segment assets at December 31, 2013	$397,618	$66,678	$149,275	$613,571

Note 9 -Segment Reporting (Continued)

The following table summarizes our segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended December 31, 2012
	Multi-Family Real Estate	Loan and Investment	Other Real Estate	Total
Rental and other revenues from real estate properties	$4,609	—	$690	$5,299
Interest and fees on real estate loans	—	$1,879	—	1,879
Other income	—	442	290	732
Total revenues	4,609	2,321	980	7,910
Operating expenses related to real estate properties	2,065	—	846	2,911
Interest expense	1,686	126	1,079	2,891
Advisor’s fees, related party	134	186	54	374
Property acquisition costs	878	—	—	878
General and administrative	1,416	354	93	1,863
Depreciation and amortization	1,055	—	183	1,238
Total expenses	7,234	666	2,255	10,155

Total revenues less total expenses	(2,625)	1,655	(1,275)	(2,245)
Equity in earnings of unconsolidated ventures	—	—	61	61
(Loss) income from continuing operations	(2,625)	1,655	(1,214)	(2,184)
Discontinued operations:
Income from operations	2	—	—	2
Net (loss) income	(2,623)	1,655	(1,214)	(2,182)
Plus net loss attributable to non-controlling interests	111	—	767	878
Net (loss) income attributable to common shareholders	(2,512)	1,655	(447)	(1,304)
Segment assets at December 31, 2012	$183,485	$102,255	$146,603	$432,343

Note 10 — Fair Value of Financial Instruments

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

Real estate loans:  The earning mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market interest rates between 11% and 12%.  The earning mortgage loan of the Trust which has a fixed rate provision has an estimated fair value of $16,000 greater than its carrying value assuming a market rate of interest of 11% which we believe reflect institutional lender yield requirements.

Junior subordinated notes: At December 31, 2013, the estimated fair value of the Trust’s junior subordinated notes is lower than their carrying value by approximately $24.3 million based on a market interest rate of 7.53%.

Mortgages payable:  At December 31, 2013, the estimated fair value of the Trust’s mortgages payable is lower than their carrying value by approximately $17.8 million assuming market interest rates between 2.42% and 9.64%.  Market interest rates were determined using rates which the Trust believes reflects institutional lender yields requirements.

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

Note 10 — Fair Value of Financial Instruments (Continued)

Set forth below is information regarding the Trust’s financial assets measured at fair value as of December 31, 2013 (dollars in thousands):

	Carrying and	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2
Financial Assets:
Interest rate swap	$21	—	$21

Derivative financial instrument:  Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At December 31, 2013, this derivative is included in other assets on the consolidated balance sheet.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  As of December 31, 2013, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 11 — Derivative Financial Instruments

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  In March 2012, the Trust entered into an interest rate swap agreement used to hedge the variable cash flows associated with existing variable-rate debt.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Trust’s variable-rate debt.

As of December 31, 2013, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional	Rate	Maturity
Interest rate swap	$1,839	5.25%	April 1, 2022

Note 11 — Derivative Financial Instruments (Continued)

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Trust’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a loss of $500 and $4,500 for the three months ended December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, the Trust had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Notional
Interest Rate Derivative	Amount	Rate	Maturity

Interest Rate Caps	$24,700	1.0%	October 1, 2014

The table below presents the fair value of the Trust’s derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:

December 31, 2013		September 30, 2013
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other assets	$21	Other assets	$1
Accounts payable and accrued liabilities	$—	Accounts payable and accrued liabilities	$6

The following table presents the effect of the Trust’s derivative financial instrument on the consolidated statements of comprehensive (loss) income for the dates indicated (dollars in thousands):

	Three Months Ended December 31,
	2013	2012
Amount of gain recognized on derivative in Other Comprehensive Income	$18	$2
Amount of loss reclassified from Accumulated Other Comprehensive Income into Interest Expense	(9)	$(9)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three months ended December 31, 2013 and December 31, 2012.  During the twelve months ending December 31, 2014, the Trust estimates an additional $34,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

Credit-risk-related Contingent Features

The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

Note 11 — Derivative Financial Instruments (Continued)

As of December 31, 2013, the fair value of the derivative in a net asset position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $21,000.  As of December 31, 2013, the Trust has not posted any collateral related to this agreement.  If the Trust had been in breach of this agreement at December 31, 2013, it could have been required to settle it obligations thereunder at its termination value of $21,000.

Note 12 — Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2013 that warrant additional disclosure, have been included in the notes to the consolidated financial statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions or variations thereof.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read “item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013.

Overview

We are a real estate investment trust, also known as a REIT, engaged in three principal business activities: the ownership and operation of multi-family properties, real estate lending, and the ownership and operation of commercial and mixed use real estate assets.

Our multi-family activities derives revenue primarily from tenant rental payments. Generally, these activities involve our investment of 80% of the equity in a joint venture that acquires a multi-family property, with the balance of the equity contributed by our joint venture partner. We commenced these activities in 2012 and as of February 5, 2014, we own 22 multi-family properties, including a property held for sale, and a property which is a development project.

Our real estate lending activities involves originating and holding for investment short-term senior mortgage loans which are generally secured by commercial and multi-family real estate property in the United States. Revenue is generated from interest income (i.e., the interest borrowers pay on our loans) and to a lesser extent, loan fee income generated on the origination and extension of loans and investment income from securities transactions. Our lending activities have decreased significantly and will continue to decrease due to increased competition, reduced demand for our loans and our increased emphasis on our multi-family activities.

Our ownership and operation of commercial, mixed use and other real estate assets is comprised principally of the activities of the Newark Joint Venture and to a lesser extent, the ownership and operations of various real estate assets located in New York and Florida. The Newark Joint Venture is engaged in the development of properties in downtown Newark, NJ. The properties are to be developed for educational, commercial, retail and residential use. The Newark Joint Venture is currently developing a project known as “Teachers Village”—the project currently involves five buildings: two buildings were completed in the summer of 2013 (i.e., Phase I of the project) and are partially tenanted by three charter schools and a day care center and three buildings, which we anticipate will be completed from April through December 2014, which will provide approximately 29,140 square feet of retail space and 123 residential units (i.e., Phase II of the project). The venture is currently unprofitable and it is anticipated that the activities will continue to be unprofitable at least until the Teachers Village project is constructed fully and reasonable occupancy levels achieved. The venture requires substantial third party funding (including tax credits and financing provided by governmental authorities) for its development activities—no assurance can be given that sufficient funding will be available for its development activities and even if sufficient funding is obtained and construction completed, that such activities will be profitable to us.

The following tables set forth (i) the impact of these lines of business on our total revenues and net loss attributable to common shareholders for the periods indicated and (ii) our total assets applicable to each segment for the periods indicated (dollars in thousands):

	Three Months Ended December 31,
	2013		2012
		Net Income		Net Income
		(Loss)		(Loss)
		Attributable		Attributable
	Total	to Common	Total	to Common
	Revenues	Shareholders	Revenues	Shareholders
Multi-family real estate	$12,239	$(2,997)	$4,609	$(2,512)
Loan and investment	1,144	853	2,321	1,655
Other real estate	1,465	(589)	980	(447)
	$14,848	$(2,733)	$7,910	$(1,304)

	Segment Assets at
	December 31,
	2013	2012
Multi-family real estate	$397,618	$183,485
Loan and investment	66,678	102,255
Other real estate	149,275	146,603
	$613,571	$432,343

Net loss attributable to common shareholders increased in the three months ended December 31, 2013 by $1.4 million to a loss of $2.7 million from a loss of $1.3 million in the three months ended December 31, 2012, primarily due to an $802,000 decrease in income from our real estate lending activities and a $485,000 increase in the loss sustained in our multi-family property activities. These changes are explained below.

Historically, our primary source of revenue and income had been derived from our real estate lending activities. As a result of the commencement in 2012 of our multi- family property activities, our primary source of revenues in 2013 was generated by our multi-family properties and to a lesser extent, our real estate lending activities. We anticipate that we will continue to generate more revenue from our multi-family activities and less revenue from our real estate lending activities.

The following highlights our activities during the three months ended December 31, 2013 and our financial condition as of such date:

•                  We acquired six multi-family properties with an aggregate of 1,834 units for an aggregate purchase price of $81.5 million (excluding acquisition costs of $1.2 million and including an aggregate of $61.3 million of mortgage debt).

•                  We entered into an agreement to sell our Lawrenceville, Georgia multi-family property.  We expect this sale to close in the second quarter of fiscal 2014 and estimate that it will result in a $1.3 million gain.

•                  We originated loans of $5.1 million in the three months ended December 31, 2013 compared to $42.8 million in the corresponding prior year period.

•                  At December 31, 2013, our multi-family portfolio totaled 20 properties (including a property held for sale) containing 5,620 residential units with a book value at December 31, 2013 of $372.8 million;

•                  At December 31, 2013 we had cash and cash equivalents of $52.3 million.

Subsequent to December 31, 2013, we purchased two multi-family properties, one of which is a development project.  See “Part II — Item 5. Other Information”.

Results of Operations — Three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended December 31,		Increase	%
(Dollars in thousands):	2013	2012	(Decrease)	Change
Rental and other revenue from real estate properties	$13,439	$5,299	$8,140	153.6%
Interest and fees on real estate loans	1,138	1,879	(741)	(39.4)%
Other income	271	732	(461)	63.0%
Total revenues	$14,848	$7,910	$6,938	87.7%

Rental and other revenue from real estate properties.  The increase is primarily due to $6.6 million of rental revenue from twelve multi-family properties acquired in the twelve months ended December 31, 2013, $788,000 from the inclusion, for a full quarter, of rental revenue from three multi-family properties acquired in the three months ended December 31, 2012, and $500,000 in rental revenue from the charter school tenants that took possession of their leased space at two buildings at Teachers Village.

Interest and fees on real estate loans.  The change is due to a $544,000 decrease in interest income (of which $398,000 is due to the $13.3 million decrease in the weighted average balance of earning loans and $146,000 is due to the reduction in the weighted average interest rate on the loan portfolio from 11.29% to 10.94%) and a $197,000 decrease in loan fee income. This component of revenues has and will continue to decrease due to increased competition and our increased emphasis on our multi-family property activities.

Other income. The decrease is due to the inclusion in the prior corresponding period of $422,000 recovery relating to a loan that was previously charged off.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended December 31,		Increase
(Dollars in thousands)	2013	2012	(Decrease)	% Change
Operating expenses relating to real estate properties	$7,442	$2,911	$4,531	155.6%
Interest expense	4,700	2,891	1,809	62.6%
Advisor’s fees, related party	449	374	75	20.1%
Property acquisition costs	1,181	878	303	34.5%
General and administrative	1,756	1,863	(107)	(5.7)%
Depreciation and amortization	3,141	1,238	1,903	153.7%
Total expenses	$18,669	$10,155	8,514	83.8%

Operating expenses relating to real estate properties.  The increase is comprised primarily of $3.4 million from the twelve multi-family properties acquired in the twelve months ended December 31, 2013,  $540,000 from the inclusion, for a full quarter, of expenses related to three properties acquired in the three months ended December 31, 2012, $351,000 from increased real estate tax and maintenance expenses at five multi-family properties and $230,000 from increased real estate tax and maintenance expense at the two buildings at Teachers Village completed in the summer of 2013. Real estate taxes at the multi-family properties generally increased due to re-assessments of certain of such properties and increased at the Newark Joint Venture’s properties due to a city-wide reassessment of all properties located in Newark and to a lesser extent, an increased assessment of the buildings recently completed in Phase I.

Interest expense. The increase is comprised primarily of $1.6 million from the mortgages on the twelve multi-family properties acquired in the twelve months ended December 31, 2013, $132,000 from the inclusion, for a full quarter, of interest on the mortgages on three multi-family properties acquired in the three months ended December 31, 2012 and $112,000 from the Newark Joint Venture. (The $112,000 represents the net of an increase in the amount of interest that is no longer capitalized due to the completion of Phase I of the Teachers Village project,  partially offset by a decrease of interest expense due to the refinancing of a high interest rate loan at a significantly lower interest rate).  Capitalized interest was $231,000 and $604,000 for the periods ended December 31, 2013 and 2012, respectively.

Advisor’s fees, related party.  The fee is calculated based on invested assets which increased primarily due to the purchase, from October 1, 2013 through December 31, 2013, of 15 multi-family properties.

Property acquisition costs. The costs are primarily associated with the purchase of six multi-family properties in the quarter ended December 31, 2013. Such costs included acquisition fees to our joint venture partners, brokerage fees, and legal, due diligence and other transactional costs and expenses.

Depreciation and amortization. The increase is comprised of $1.4 million from the twelve multi- family properties acquired in the twelve months ended December 31, 2013, $213,000 from the inclusion, for a full quarter, of such expense from three multi-family properties acquired in the three months ended December 31, 2012 and $244,000 related to the commencement of depreciation with respect to the two buildings at Teachers Village at which construction was completed in the summer of 2013.

Discontinued operations

Discontinued operations in each period represents the operations of a property located in Lawrenceville, GA that is reflected on our consolidated balance sheet as assets of discontinued operations.  We anticipate completing the sale of this property in the second fiscal quarter and estimate that a gain of approximately $1.3 million will be realized from such sale.  No assurance can be given that the sale will be completed or that this gain will be realized.

Liquidity and Capital Resources

We require funds to acquire properties, fund loan originations, repay borrowings, pay operating expenses, and with respect to the Newark Joint Venture, to fund operating losses and additional development activities.  Our current source of liquidity consists of our cash. At December 31, 2013, our liquidity (excluding $25.1 million in restricted cash-construction holdback which is to be used by the Newark Joint Venture) was approximately $52.3 million.  At January 31, 2014 our liquidity was approximately $37 million.

We believe we have sufficient funds to meet our operating expenses in 2014 and to fund any capital contributions required by the general operations of our multi-family properties and the Newark Joint Venture. We also have funds available to acquire multi-family properties and engage in lending activities. Our ability to engage such activities is limited by our available cash and in the case of our multi-family property activities, the availability of mortgage debt to finance such acquisitions, and, in the case of loan origination activities, our ability to sell participating interests in such loans.

Multi-Family Properties

We anticipate that the debt service payable from the second quarter of fiscal 2014 through 2015 for our multi-family properties and the operating expenses of these properties will be funded from the rental revenues generated therefrom. In most instances, the mortgage debt with respect to these properties is non-recourse to (i) the joint venture (or a subsidiary thereof) that owns the property, subject to standard carve-outs and (ii) us and our subsidiary owning the interest in the joint venture.

Newark Joint Venture

The Newark Joint Venture’s capital resource and liquidity requirements through September 30, 2015 are primarily operating expenses in excess of rental income and debt service associated with the recently completed Phase I of the Teachers Village project and the construction and related costs and debt service associated with Phase II of this project (i.e., the three buildings under construction).

The approximately $34 million required as of December 31, 2013 to complete Phase II of the Teachers Village project will be funded by the $25.1 million reflected as restricted cash-construction holdback on our consolidated balance sheet, and by approximately $14.3 million of committed but unfunded loans and tax credits, which are not reflected on our consolidated balance sheet. The foregoing sums are to be released or funded, as the case may be, from time to time upon satisfaction of specified construction and permitting related conditions. Though we believe that the Newark Joint Venture has sufficient funds to complete the second phase of the Teachers Village project, no assurance can be given in this regard.

We anticipate that the approximately $9.2 million of debt service payable from the second quarter of fiscal 2014 through fiscal 2015 and the estimated operating expenses of $1.1 million for such period for Phase I and II of the Teachers Village project, will be paid from existing interest reserves, a US Treasury interest subsidy on the qualified school construction bonds, New Jersey tax credits and funds generated from the operations of such properties.  After giving effect to the funds to be received from these sources and the $2.3 million of rental revenues to be generated from the current tenants at Teachers Village, the Newark Joint Venture estimates that it will require at least an additional $3.7 million in rental payments from the Teachers Village buildings to cover debt service and operating expenses for the second quarter of fiscal 2014 through 2015. While the Newark Joint Venture has commenced marketing the space at these buildings, there is no assurance that the venture will be able to lease such space and that if leased, the rental payments will be sufficient to cover debt service and operating expenses.

The Newark Joint Venture is currently seeking up to $33 million in financing from public and private sources to fund the construction of one building with a mix of residential and retail space.  No assurance can be given that the Newark Joint Venture will obtain the necessary financing on acceptable terms or if such financing is obtained, that such project will be profitable for us.

Cash Distribution Policy

At December 31, 2013, we had approximately $54 million of net operating loss carry forwards available to offset future income. It therefore is highly unlikely that we will pay or, to maintain our REIT status, be required to pay any dividend in calendar 2014 and for several years thereafter.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Our interest income is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate.  At December 31, 2013, approximately 90% the principal amount of our outstanding mortgage loans were comprised of variable rate based loans tied to the prime rate and with a stated minimum interest rate.  When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables as of December 31, 2013 and believe that a one percent increase in interest rates would have a positive annual effect of approximately $167,000 on net income (loss) and a one percent decline in interest rates would have no annual effect on net income (loss) before taxes because all of our variable rate loans have a stated minimum rate.

All of our mortgage debt is fixed rate, other than four mortgages, one of which is subject to an interest rate swap agreement and two of which are subject to interest rate caps.  With respect to the fourth variable rate mortgage, an increase of 100 basis points in interest rates would have a negative annual effect of $185,000 on net income (loss) and a decrease of 100 basis points would have a positive annual effect of $38,000 on income (loss).

As of December 31, 2013, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At December 31, 2013, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on the derivative instrument would have increased by approximately $100,000 and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have decreased by approximately $101,000. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at a fixed rate through April 2016 and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under this indebtedness.

As of December 31, 2013, 63% of our loan portfolio was secured by properties located in the New York metropolitan area, 22% in Maryland, 8% in Tennessee, and 7% in Florida and we are therefore subject to risks associated with the economics in these areas.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2013, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which we may, through September 30, 2015, expend up to $2 million to acquire our common shares.  There were no share purchases effected in the quarter ended December 31, 2013.

Item 5. Other Information

On or about January 21, 2014, we purchased through a consolidated joint venture in which we have an 80% equity interest (and to which we contributed $5.3 million), a 400 unit multi-family property in Indianapolis, Indiana for $18.8 million, including mortgage debt of $14.5 million.  The mortgage bears interest at the rate of 4.77% per annum, is interest only until February 2017, amortizes on a 30 year schedule thereafter, matures in February 2024, is secured by the acquired property, provides for customary events of default and is non-recourse to us and our subsidiary which owns the interest in the joint venture.

In January 2014, our wholly-owned subsidiary entered into a joint venture with affiliates of The Beach Company. The joint venture paid approximately $7 million for a vacant parcel of land located in Greenville, South Carolina and obtained access to construction financing of up to $38.6 million. The construction loan, which is to be funded as and when customary construction financing conditions are met, is secured by a first mortgage on the property, bears interest at the rate of one month LIBOR plus 1.95% per year, is interest only for 3.5 years and matures in January 2019. It is anticipated that the joint venture will construct five buildings (and a parking garage) with an aggregate of 360 residential rental units and approximately 10,000 square feet of retail space. We anticipate that these buildings will be substantially completed in various stages from mid-to-late 2015 through mid-2016.  We contributed approximately $6.4 million (subject to additional capital contributions of up to $3.3 million through May 2014) to the joint venture in exchange for an 74.4% equity interest therein.

Item 6.  Exhibits

Exhibit No.	Title of Exhibits
10.1*	Form of restricted stock award agreement for the 2012 Incentive Plan
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST
(Registrant)

February 6, 2014	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

February 6, 2014	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)