Form 10-Q
period 2014-03-31
BRT REALTY TRUST
filed 2014-05-09
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

14,303,237 Shares of Beneficial Interest,

$3 par value, outstanding on May 5, 2014

BRT REALTY TRUST AND SUBSIDIARIES

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2014 (Unaudited)	September 30, 2013
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $18,427 and $11,862	$518,924	$402,896

Real estate loans, net, all earning interest	17,222	30,300
Cash and cash equivalents	47,984	60,265
Restricted cash – construction holdbacks	20,142	29,279
Deferred costs, net	13,371	12,833
Prepaid expenses	4,006	3,955
Other assets	12,340	9,963
Total Assets	$633,989	$549,491
LIABILITIES AND EQUITY
Liabilities:
Mortgage payables	$393,221	$313,216
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	8,273	6,511
Deposits payable	1,327	1,258
Deferred income	25,848	25,848
Total Liabilities	466,069	384,233

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,535 issued in both periods	40,965	40,606
Additional paid-in capital	165,798	165,763
Accumulated other comprehensive income (loss)	4	(6)
Accumulated deficit	(72,897)	(67,572)
Total BRT Realty Trust shareholders’ equity	133,870	138,791
Non-controlling interests	34,050	26,467
Total Equity	167,920	165,258
Total Liabilities and Equity	$633,989	$549,491

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues:
Rental and other revenue from real estate properties	$14,877	$6,866	$28,684	$12,506
Interest and fees on real estate loans	631	2,966	1,769	4,845
Other income	276	314	547	1,046
Total revenues	15,784	10,146	31,000	18,397
Expenses:
Operating expenses relating to real estate properties	8,395	3,417	16,029	6,563
Interest expense	5,022	2,661	9,778	5,607
Advisor’s fees, related party	481	443	930	817
Property acquisition costs	292	160	1,528	1,065
General and administrative—including $134 and $198 to related party for the three months ended and $347and $403 for the six months ended	1,726	1,721	3,427	3,557
Depreciation and amortization	3,383	1,618	6,574	2,905
Total expenses	19,299	10,020	38,266	20,514
Total revenues less total expenses	(3,515)	126	(7,266)	(2,117)
Equity in earnings of unconsolidated ventures	4	68	4	129
Gain on sale of available-for-sale securities	—	482	—	482
Net (loss) income	(3,511)	676	(7,262)	(1,506)
Plus: net loss attributable to non- controlling interests	919	334	1,937	1,212
Net (loss) income attributable to common shareholders	$(2,592)	$1,010	$(5,325)	$(294)

Basic and diluted per share amounts attributable to common shareholders:
Basic and diluted (loss) earnings per share	$(.18)	$.07	$(.37)	$(.02)

Weighted average number of common shares outstanding:
Basic and diluted	14,294,022	14,170,229	14,227,734	14,111,153

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net (loss) income	$(3,511)	$676	$(7,262)	$(1,506)
Other comprehensive (loss) income:
Net unrealized loss on available-for-sale securities	—	(392)	—	(415)
Unrealized (loss) gain on derivative instruments	(17)	18	10	29
Other comprehensive (loss) income	(17)	(374)	10	(386)
Comprehensive (loss) income	(3,528)	302	(7,252)	(1,892)
Comprehensive loss attributable to non-controlling interests	926	337	1,937	1,216
Comprehensive (loss) income attributable to common shareholders	$(2,602)	$639	$(5,315)	$(676)

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended March 31, 2014

(Unaudited)

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- Controlling Interest	Total

Balances, September 30, 2013	$40,606	$165,763	$(6)	$(67,572)	$26,467	$165,258
Restricted stock vesting	359	(359)	—	—	—	—
Compensation expense – restricted stock	—	394	—	—	—	394
Contributions from non-controlling interests	—	—	—	—	11,504	11,504
Distributions to non-controlling interests	—	—	—	—	(1,984)	(1,984)
Net loss	—	—	—	(5,325)	(1,937)	(7,262)
Other comprehensive income	—	—	10	—		10

Comprehensive loss	—	—	—	—	—	(7,252)

Balances, March 31, 2014	$40,965	$165,798	$4	$(72,897)	$34,050	$167,920

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,262)	$(1,506)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Recovery of previously provided allowances	—	(422)
Amortization and depreciation	7,529	3,727
Amortization of deferred fee income	(297)	(791)
Amortization of restricted stock	394	330
Gain on sale of available-for-sale securities	—	(482)
Equity in earnings of unconsolidated joint ventures	(4)	(129)
Distribution of earnings of unconsolidated joint ventures	2	90
Increases and decreases from changes in other assets and liabilities:
Change in straight-line rent	(268)	7
Decrease (increase) in interest and dividends receivable	116	(550)
(Increase) decrease in prepaid expenses	(483)	7
Decrease in prepaid interest	432	1,507
Increase (decrease) in accounts and deposits payable and accrued liabilities	1,831	(113)
Increase in deferred costs	—	(430)
Increase in security deposits and other receivables	(2,229)	(286)
Other	5	282
Net cash (used in) provided by operating activities	(234)	1,241

Cash flows from investing activities:
Collections from real estate loans	18,727	8,658
Additions to real estate loans	(5,532)	(63,038)
Loan loss recoveries	—	422
Additions to real estate properties	(107,320)	(64,600)
Net costs capitalized to real estate owned	(15,272)	(16,559)
Net change in restricted cash – construction holdbacks	9,138	14,665
Collection of loan fees	180	1,330
Proceeds from the sale of real estate owned	—	24
Proceeds from the sale of available-for-sale securities	—	991
Net cash used in investing activities	(100,079)	(118,107)

Cash flows from financing activities:
Proceeds from mortgage financings	80,535	52,248
Mortgage principal payments	(530)	(777)
Increase in deferred borrowing costs	(1,493)	(718)
Capital contributions from non-controlling interests	11,504	5,191
Capital distribution to non-controlling interests	(1,984)	(689)
Net cash provided by financing activities	88,032	55,255

Net decrease in cash and cash equivalents	(12,281)	(61,611)
Cash and cash equivalents at beginning of period	60,265	78,245
Cash and cash equivalents at end of period	$47,984	$16,634

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,646	$4,669
Taxes paid	$158	$80

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2014

Note 1 – Organization and Background

BRT Realty Trust (“BRT” or the “Trust”) is a business trust organized in Massachusetts. BRT (i) owns, operates and develops multi-family properties, (ii) owns, operates and develops commercial and mixed-use real estate assets, and (iii) holds for investment senior mortgage loans secured by commercial and multi-family real estate properties.

The multi-family properties are generally acquired with venture partners in transactions in which the Trust contributes 50% to 90% of the equity.

All of the properties owned or securing mortgage loans are located in the United States.

BRT conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2014, and for the three and six months ended March 31, 2014 and 2013, reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current period’s presentation, primarily to reclassify the assets and liabilities of a property previously classified as held for sale to real estate assets and liabilities and to reclassify the operations of this property to continuing operations and the reclassification of certain professional fees to property acquisition costs.

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

Note 3 - Equity

Common Share Dividend Distribution

During the quarter ended March 31, 2014, the Trust did not declare a dividend on its shares.

Restricted Shares

The Trust’s 2012 Incentive Plan, approved by its shareholders in March 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares. As of March 31, 2014, 272,025 shares were issued pursuant to this plan of which 50 shares have vested and 271,975 shares are outstanding and have not vested.  An aggregate of 376,300 shares of restricted stock are outstanding pursuant to the Trust’s 2009 equity incentive plan (the “Prior Plan”) and have not yet vested. No additional awards may be granted under the Prior Plan. The restricted shares that have been granted under the 2012 Incentive Plan and the Prior Plan vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.  For the three months ended March 31, 2014 and 2013, the Trust recorded $214,000 and $137,000 of compensation expense, respectively, and for the six months ended March 31, 2014 and 2013 recorded $394,000 and $330,000 of compensation expense, respectively.  At March 31, 2014, $2,489,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods.  The weighted average vesting period is 2.87 years.

Per Share Data

Basic (loss) earnings per share was determined by dividing net (loss) income applicable to common shareholders for the applicable period by the weighted average number of shares of beneficial interest outstanding during such period. Diluted earnings per share reflects the potential dilution that

Note 3 — Equity (Continued)

could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that share in the earnings of the Trust. Diluted earnings per share was determined by dividing net income (loss) applicable to common shareholders for the applicable period by the total of the weighted average number of shares of beneficial interest outstanding plus the dilutive effect of the Trust’s unvested restricted stock and outstanding options and warrants using the treasury stock method.

Basic and diluted shares outstanding for the three months ended March 31, 2014 and 2013, were 14,294,022 and 14,170,229, respectively, and for the six months ended March 31, 2014 and 2013, were 14,227,734 and 14,111,153, respectively.

Note 4 - Real Estate Properties

A summary of real estate properties owned is as follows (dollars in thousands):

	September 30, 2013 Balance	Additions (a)	Capitalized Costs and Improvements	Depreciation, Amortization and other changes	March 31, 2014 Balance
Multi-family	$299,792	$107,320	$5,093	$(5,710)	$406,495
Commercial / mixed use (b)	92,354	—	10,163	(807)	101,710
Vacant land	7,972	—	—	—	7,972
Retail/Shopping centers	2,645	—	—	(51)	2,594
Coop/condo apartments	133	—	6	14	153
Total real estate properties	$402,896	$107,320	$15,262	$(6,554)	$518,924

(a)         During the six months ended March 31, 2014, the Trust purchased, through consolidated joint ventures in which the Trust has an 80% equity interest (except for the Columbus, Ohio property which is wholly owned and the Greenville, SC venture in which the Trust has a 74.4% equity interest), the following multi-family properties (dollars in thousands):

Location	Purchase Date	No of Units	Contract Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Property Acquisition Costs
Houston, TX	10/4/13	798	$32,800	$24,100	$10,525	$483
Pasadena, TX	10/15/13	144	5,420	4,065	1,687	134
Humble, TX	10/15/13	260	10,500	7,875	3,129	189
Humble, TX	10/15/13	160	6,700	5,025	1,908	138
Huntsville, AL	10/18/13	208	12,050	9,573	3,950	202
Columbus, OH	11/21/13	264	14,050	10,651	3,734	97
Greenville, SC (i)	1/14/14	N/A	7,000	—	6,400	—
Indianapolis, IN	1/21/14	400	18,800	14,500	5,300	230
Other		—	—	—	—	55
		2,234	$107,320	$75,789	$36,633	$1,528

Note 4 - Real Estate Properties (Continued)

(i)             The Greenville, SC joint venture is developing a 360 unit multi-family property with ground floor retail of approximately 10,000 square feet.  In connection therewith, the Trust is obligated to fund additional capital contributions of $3,300,000 through May 2014.  See Note 6 — Debt Obligations - Mortgages Payable.

(b)            Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE which owns operating and development properties in Newark, New Jersey. These properties contain a mix of office, retail space, charter schools and surface parking totaling approximately 690,000 square feet, which includes 190,000 square feet currently under construction. Certain of these assets are subject to mortgages in the aggregate principal balance of $20,100,000 held by the Trust as mortgagee, which are eliminated in consolidation. Several of the assets are also encumbered by third party mortgages aggregating $80,185,000 at March 31, 2014. The Trust contributed $2,473,000 to this venture in the six months ended March 31, 2014, representing its proportionate share of capital required to fund the operations of the venture for the ventures current fiscal year and to obtain options on additional land parcels.  The Trust contributed capital of $1,729,000 to this venture in the year ended September 30, 2013, representing its proportionate share of capital required to fund the operations of the venture for the venture’s 2013 fiscal year and to purchase additional land parcels.

Subsequent to March 31, 2014, the Trust purchased, through a joint venture in which it has an 80% equity interest, the following multi-family properties (dollars in thousands):

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Estimated Acquisition Costs
Nashville, TN	4/2/14	300	$26,750	$17,300	$8,420	$278
Little Rock, AK	4/2/14	172	6,750	4,101	2,372	97
Witchita, KS	4/2/14	496	20,750	13,863	6,932	160
		968	$54,250	$35,264	$17,724	$535

The contract to sell a multi-family property located in Lawrenceville, GA was terminated in March 2014 due to the buyer’s inability to assume the mortgage debt on a timely basis.  The property is no longer being marketed for sale.

Note 5 - Real Estate Loans

Information relating to all five of the Trust’s real estate loans, all of which are earning interest, is summarized as follows (dollars in thousands):

	March 31, 2014		September 30, 2013
Property Type	Real Estate Loans	Percent	Real Estate Loans	Percent
Multi-family residential	$9,161	53%	$16,772	55%
Retail	6,476	37%	3,100	10%
Hotel	1,680	10%	1,680	6%
Land	—	—	8,000	26%
Single family	—	—	961	3%
	17,317	100%	30,513	100%
Deferred fee income	(95)		(213)
Real estate loans, net	$17,222		$30,300

The Trust’s loan portfolio consists of senior mortgage loans secured by real properties, 56% of which are located in New York, 26% in Maryland, 10% in Tennessee, and 8% in Florida.

Note 6 — Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2014	September 30, 2013
Junior subordinated notes	$37,400	$37,400
Mortgages payable	393,221	313,216
Total debt obligations	$430,621	$350,616

Junior Subordinated Notes

At March 31, 2014 and September 30, 2013, the Trust’s junior subordinated notes had an outstanding principal balance of $37,400,000.  The interest rates on the outstanding notes is set forth in the table below:

Interest Period	Interest Rate
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	Libor + 2.00%

Interest expense relating to the junior subordinated notes was $458,000, in each of the three months ended March 31, 2014 and 2013 and $916,000 for each of the six months ended March 31, 2014 and 2013, respectively.  Amortization of the deferred costs, which is a component of interest expense, was $5,000 for each of the three months ended March 31, 2014 and 2013 and was $10,000 for each of the six months ended March 31, 2014 and 2013, respectively.

Note 6 — Debt Obligations (Continued)

Mortgages Payable

During the six months ended March 31, 2014, the Trust purchased the following properties and incurred the following debt (dollars in thousands):

Location	Purchase Date	Acquisition Mortgage Debt	Interest Rate	Interest Only Period	Maturity Date
Houston, TX	10/4/13	$24,100	4.85%	12 months	October 2018
Pasadena, TX	10/15/13	4,065	4.90%	12 months	November 2018
Humble, TX	10/15/13	7,875	4.90%	12 months	November 2018
Humble, TX	10/15/13	5,025	4.90%	12 months	November 2018
Huntsville, AL	10/18/13	9,573	4.99%	24 months	November 2023
Columbus, OH	11/21/13	10,651	4.35%	—	February 2045
Indianapolis, IN	1/21/14	14,500	4.77%	36 months	February 2024
		$75,789

The joint venture that acquired the Greenville, SC development property has also obtained access to construction financing of up to $38,600,000.  The construction loan, which is to be funded as and when customary construction financing conditions are met, is secured by a first mortgage on the property, bears an annual interest rate of one month LIBOR + 1.95%, is interest only until July 2017 and matures in January 2019.  At March 31, 2014 and May 5, 2014, no borrowings were outstanding on this loan.  This loan, which is subject to customary carve-outs, is non-recourse to the Trust and the Trust’s subsidiary owning the interest in the joint venture.

In the quarter ended March 31, 2014, the Trust also obtained supplemental financing on two multi-family properties on the following terms (dollars in thousands):

Location	Amount	Interest Rate	Maturity Date
Lawrenceville, GA	$1,613	5.46%	March 2022
Decatur, GA	2,489	5.74%	December 2022
	$4,102

Note 7 — Deferred Income (New Markets Tax Credit Transaction)

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

Note 7 — Deferred Income (New Markets Tax Credit Transaction) (Continued)

Deferred income on the Trust’s consolidated balance sheets at March 31, 2014 and September 30, 2013 represents the Goldman contribution, which is net of fees. This amount will be recognized into income when the obligation to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), is eliminated. Risks of non-compliance include recapture (i.e. reversal of the benefit of the tax credit and the related indemnity obligation of the Newark Joint Venture). The tax credits are subject to recapture for a seven year period as provided in the Code.

Costs incurred in structuring these transactions are deferred and will be recognized as interest expense based on the maturities of the various mortgage financings related to the NMTC transaction.  At March 31, 2014 and September 30, 2013 these costs totaled $9.1 million and $9.6 million, respectively, and are included in deferred costs on the consolidated balance sheets.

The Trust determined that these special purpose entities are VIEs. The VIEs ongoing activities, which include collecting and remitting interest and fees and NMTC compliance, were all considered in the design of the special purpose entities and are not anticipated to affect the economic performance during the life of the VIEs.

Management considered the obligation to deliver tax benefits and provide guarantees to Goldman and the Trust’s obligations to absorb the losses of the VIE. Management also considered Goldman’s lack of a material interest in the underlying economics of the project. Management concluded that the Trust is the primary beneficiary and has therefore consolidated the VIEs.

Note 8 - Segment Reporting

Management has determined that the Trust operates in three reportable segments: a multi-family property segment which includes the ownership, operation and development of multi-family properties; an other real estate segment which includes the ownership, operation and development of the Trust’s other real estate assets and, in particular, the Newark Joint Venture; and a loan and investment segment which includes the origination and servicing of the Trust’s loan portfolio and its investments.

Note 8 - Segment Reporting (Continued)

The following table summarizes the Trust’s segment reporting for the period indicated (dollars in thousands):

	Three Months Ended March 31, 2014
	Multi- Family Real Estate	Other Real Estate	Loan and Investment	Total
Revenues:
Rental and other revenues from real estate properties	$13,718	$1,159	—	$14,877
Interest and fees on real estate loans	—	—	$631	631
Other income	—	270	6	276
Total revenues	13,718	1,429	637	15,784
Expenses:
Operating expenses relating to real estate properties	7,336	1,059	—	8,395
Interest expense	3,759	1,190	73	5,022
Advisor’s fee, related party	326	88	67	481
Property acquisition costs	292	—	—	292
General and administrative	1,481	115	130	1,726
Depreciation and amortization	2,941	442	—	3,383
Total expenses	16,135	2,894	270	19,299
Total revenues less total expenses	(2,417)	(1,465)	367	(3,515)
Equity in earnings of unconsolidated joint ventures	—	4	—	4
Net (loss) income	(2,417)	(1,461)	367	(3,511)
Plus: net loss attributable to non- controlling interests	81	838	—	919
Net (loss) income attributable to common shareholders	$(2,336)	$(623)	$367	$(2,592)
Segment assets at March 31, 2014	$397,718	$176,634	$59,637	$633,989

Note 8 -Segment Reporting (Continued)

The following table summarizes the Trust’s segment reporting for the period indicated (dollars in thousands):

	Six Months Ended March 31, 2014
	Multi- Family Real Estate	Other Real Estate	Loan and Investment	Total
Revenues:
Rental and other revenues from real estate properties	$26,325	$2,359	—	$28,684
Interest and fees on real estate loans	—	—	$1,769	1,769
Other income	—	535	12	547
Total revenues	26,325	2,894	1,781	31,000
Expenses:
Operating expenses relating to real estate properties	13,896	2,133	—	16,029
Interest expense	7,244	2,389	145	9,778
Advisor’s fee, related party	619	157	154	930
Property acquisition costs	1,528	—	—	1,528
General and administrative	2,942	228	257	3,427
Depreciation and amortization	5,706	868	—	6,574
Total expenses	31,935	5,775	556	38,266
Total revenues less total expenses	(5,610)	(2,881)	1,225	(7,266)
Equity in earnings of unconsolidated joint ventures	—	4	—	4
Net (loss) income	(5,610)	(2,877)	1,225	(7,262)
Plus: net loss attributable to non- controlling interests	268	1,669	—	1,937
Net (loss) income attributable to common shareholders	$(5,342)	$(1,208)	$1,225	$(5,325)
Segment assets at March 31, 2014	$397,718	$176,634	$59,637	$633,989

Note 8 -Segment Reporting (Continued)

The following table summarizes the Trust’s segment reporting for the period indicated (dollars in thousands):

	Three Months Ended March 31, 2013
	Multi-Family Real Estate	Other Real Estate	Loan and Investment	Total
Revenues:
Rental and other revenues from real estate properties	$6,122	$744	—	$6,866
Interest and fees on real estate loans	—	—	$2,966	2,966
Other income	—	283	31	344
Total revenues	6,122	1,027	2,997	10,146
Expenses:
Operating expenses related to real estate properties	2,992	425	—	3,417
Interest expense	1,824	711	126	2,661
Advisor’s fees, related party	166	37	240	443
Property acquisition costs	160	—	—	160
General and administrative	1,308	86	327	1,721
Depreciation and amortization	1,435	183	—	1,618
Total expenses	7,885	1,442	693	10,020

Total revenues less total expenses	(1,763)	(415)	2,304	126

Equity in earnings of unconsolidated ventures	—	68	—	68
Gain on sale of available-for-sale securities	—	—	482	482

Net (loss) income	(1,763)	(347)	2,786	676
Plus net (income) loss attributable to non-controlling interests	(21)	355	—	334
Net (loss) income attributable to common shareholders	$(1,784)	$8	$2,786	$1,010

Segment assets at March 31, 2013	$188,301	$151,474	$100,450	$440,225

Note 8 -Segment Reporting (Continued)

The following table summarizes the Trust’s segment reporting for the period indicated (dollars in thousands):

	Six Months Ended March 31, 2013
	Multi-Family Real Estate	Other Real Estate	Loan and Investment	Total
Revenues:
Rental and other revenues from real estate properties	$11,072	$1,434	—	$12,506
Interest and fees on real estate loans	—	—	$4,845	4,845
Other income	—	573	473	1,046
Total revenues	11,072	2,007	5,318	18,397
Expenses:
Operating expenses related to real estate properties	5,292	1,271	—	6,563
Interest expense	3,565	1,791	251	5,607
Advisor’s fees, related party	300	91	426	817
Property acquisition costs	1,065	—	—	1,065
General and administrative	2,703	178	676	3,557
Depreciation and amortization	2,539	366	—	2,905
Total expenses	15,464	3,697	1,353	20,514

Total revenues less total expenses	(4,392)	(1,690)	3,965	(2,117)

Equity in earnings of unconsolidated ventures	—	129	—	129
Gain on sale of available-for-sale securities	—	—	482	482

Net (loss) income	(4,392)	(1,561)	4,447	(1,506)
Plus net loss attributable to non-controlling interests	90	1,122	—	1,212
Net (loss) income attributable to common shareholders	$(4,302)	$(439)	$4,447	$(294)

Segment assets at March 31, 2013	$188,301	$151,474	$100,450	$440,225

Note 9 — Fair Value of Financial Instruments

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

Real estate loans:  The earning mortgage loans of the Trust which have variable rate provisions, based upon a margin over prime rate, have an estimated fair value which is equal to their carrying value assuming market interest rates between 11% and 13%.  The earning mortgage loan of the Trust which has a fixed rate provision has an estimated fair value of $12,000 greater than its carrying value assuming a market rate of interest of 11% which we believe reflects current institutional lender yield requirements.

Junior subordinated notes: At March 31, 2014, the estimated fair value of the Trust’s junior subordinated notes is lower than their carrying value by approximately $22.3 million based on a market interest rate of 6.84%.

Mortgage payables:  At March 31, 2014, the estimated fair value of the Trust’s mortgage payables is lower than their carrying value by approximately $12.0 million assuming market interest rates between 2.31% and 9.58%.  Market interest rates were determined using rates which the Trust believes reflects current institutional lender yields requirements.

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

Note 9 — Fair Value of Financial Instruments (Continued)

Set forth below is information regarding the Trust’s financial assets measured at fair value as of March 31, 2014 (dollars in thousands):

	Carrying and	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2
Financial Assets:
Interest rate swap	$4	—	$4

Derivative financial instruments:  Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At March 31, 2014, this derivative is included in other assets on the consolidated balance sheet.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  As of March 31, 2014, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 10 — Derivative Financial Instruments

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

As of March 31, 2014, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional	Rate	Maturity
Interest rate swap	$1,839	5.25%	April 1, 2022

Note 10 — Derivative Financial Instruments (Continued)

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Trust’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a loss of $26 and $1,100 for the three months ended March 31, 2014 and March 31, 2013, respectively and $550 and $5,700 for the six months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Trust had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Notional
Interest Rate Derivative	Amount	Rate	Maturity

Interest Rate Caps	$24,700	1.0%	October 1, 2014

The table below presents the fair value of the Trust’s derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:

March 31, 2014		September 30, 2013
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other assets	$4	Other assets	$1
Accounts payable and accrued liabilities	$—	Accounts payable and accrued liabilities	$6

The following table presents the effect of the Trust’s derivative financial instrument on the consolidated statements of comprehensive (loss) income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Amount of gain (loss) recognized on derivative in Other Comprehensive (loss) income	$(25)	$9	(7)	$11
Amount of loss reclassified from Accumulated Other Comprehensive (loss) income into Interest Expense	(8)	(9)	(17)	(18)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three and six months ended March 31, 2014 and March 31, 2013.  During the twelve months ending March 31, 2015, the Trust estimates an additional $34,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

Credit-risk-related Contingent Features

The Trust has an agreement with one of its derivative counterparties that contains a provision whereby if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligations.  As of March 31, 2014, the Company had no derivatives in a liability position.

Note 11 — New Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board issued updated guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale.  The Trust early adopted this new guidance in the second quarter of fiscal 2014 and it did not have any effect on the Trust’s consolidated financial statements.

Note 12 - Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2014 that warrant additional disclosure, have been included in the notes to the consolidated financial statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a real estate investment trust, also known as a REIT, engaged in three principal business activities: the ownership, operation and development of multi-family properties; the ownership, operation and development of commercial and mixed-use real estate assets; and real estate lending activities.

Our multi-family activities derive revenue primarily from tenant rental payments. Generally, these activities involve our investment of 80% of the equity in a joint venture that acquires a multi-family property, with the balance of the equity contributed by our joint venture partner. We commenced these activities in 2012 and as of May 5, 2014, we own 24 multi-family properties with 6,988 units, excluding a multi-family development property which will contain 360 units and approximately 10,000 square feet of retail space, and which we anticipate will be completed in 2015/2016.

Our ownership, operation and development of commercial, mixed use and other real estate assets is comprised principally of the activities of the Newark Joint Venture and to a lesser extent, the ownership and operations of various real estate assets located in New York and Florida. The Newark Joint Venture is engaged in the development of properties in downtown Newark, NJ. The properties are to be developed for educational, commercial, retail and residential use. The Newark Joint Venture is currently developing a project known as “Teachers Village”—the project currently involves five buildings: two buildings were completed in the summer of 2013 (i.e., Phase I of the project) and are partially tenanted by three charter schools and a day care center and three buildings, which we anticipate will be completed from June through December 2014, which will provide approximately 29,140 square feet of retail space and 123 residential units (i.e., Phase II of the project). The venture is currently unprofitable and it is anticipated that the activities will continue to be unprofitable at least until the Teachers Village project is constructed fully and reasonable occupancy levels are achieved. The venture requires substantial third-party funding (including tax credits and financing provided by governmental agencies) for its development activities—no assurance can be given that sufficient funding will be available for its development activities and even if sufficient funding is obtained and construction completed, that such activities will be profitable to us.

Our real estate lending activities involve originating and holding for investment short-term senior mortgage loans which are generally secured by commercial and multi-family real estate property in the United States. Revenue is generated from interest income (i.e., the interest borrowers pay on our loans) and to a lesser extent, loan fee income generated on the origination and extension of loans. Our lending activities have decreased significantly and will continue to decrease due to increased competition, reduced demand for our loans and our increased emphasis on our multi-family activities.

The following tables set forth (i) the impact of these lines of business on our total revenues and net (loss) income attributable to common shareholders for the periods indicated and (ii) our total assets applicable to each segment for the periods indicated (dollars in thousands):

	Six Months Ended March 31,
	2014		2013
	Total Revenues	Net (Loss) Income Attributable to Common Shareholders	Total Revenues	Net (Loss) Income Attributable to Common Shareholders
Multi-family real estate	$26,325	$(5,342)	$11,072	$(4,302)
Other real estate	2,894	(1,208)	2,007	(439)
Loan and investment	1,781	1,225	5,318	4,447
	$31,000	$(5,325)	$18,397	$(294)

	Segment Assets at
	March 31,
	2014	2013
Multi-family real estate	$397,718	$188,301
Other real estate	176,634	151,474
Loan and investment	59,637	100,450
	$633,989	$440,225

Net loss attributable to common shareholders increased in the six months ended March 31, 2014 by $5.0 million to a loss of $5.3 million from a loss of $294,000 in the six months ended March 31, 2013, primarily due to a $3.2 million decrease in income from our real estate lending activities and a $1.0 million increase in the loss sustained in our multi-family property activities. These changes are explained below.

Historically, our primary source of revenue and income had been derived from our real estate lending activities. As a result of the commencement in 2012 of our multi- family property activities, our primary source of revenues in 2014 was generated by our multi-family activities. We anticipate that we will continue to generate more revenue from our multi-family activities and less revenue and income from our real estate lending activities.

The following highlights our activities during the six months ended March 31, 2014 and our financial condition as of such date:

•                  We acquired seven multi-family properties with an aggregate of 2,234 units for an aggregate purchase price of $100.3 million (excluding acquisition costs of $1.4 million and including an aggregate of $75.8 million of mortgage debt) and a land parcel for an aggregate purchase price of $7.0 million on which we are constructing 360 residential units.

•                  We originated loans of $5.5 million in the six months ended March 31, 2014 compared to $63.0 million in the corresponding prior year period.

•                  At March 31, 2014, our multi-family portfolio totaled 21 properties (excluding our South Carolina development property), containing 6,020 residential units with a book value of $397.2 million;

•                  At March 31, 2014 we had cash and cash equivalents of $48.0 million.

In April 2014, we purchased, through a joint venture in which we have an 80% equity interest, three multi-family properties with an aggregate of 968 units for approximately $54 million (including the assumption of approximately $35 million of mortgage debt).

Results of Operations — Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands):	2014	2013	(Decrease)	Change
Rental and other revenue from real estate properties	$14,877	$6,866	$8,011	116.7%
Interest and fees on real estate loans	631	2,966	(2,335)	(78.7)
Other income	276	314	(38)	(12.1)
Total revenues	$15,784	$10,146	$5,638	55.6

Rental and other revenue from real estate properties.  The increase is due primarily to $7.3 million of rental revenue from multi-family properties acquired since April 2013, $427,000 in rental revenue primarily from the charter school tenants that in September 2013 took possession of their leased space at two buildings at Teachers Village and $297,000 primarily due to rental rate increases from properties purchased prior to April 2013.  The average occupancy rate at the multi-family properties acquired prior to April 2013 was 94.9% and 93.9% for the quarters ended March 31, 2014 and 2013, respectively.

Interest and fees on real estate loans.  The change is due to a $2.0 million decrease in interest income (which is due to a $67.3 million decrease in the weighted average balance of earning loans) and a $359,000  decrease in loan fee income.  These components of revenues have and will continue to decrease due to our emphasis on multi-family property activities and decreased emphasis on loan origination activities.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2014	2013	(Decrease)	% Change
Operating expenses relating to real estate properties	$8,395	$3,417	$4,978	145.7%
Interest expense	5,022	2,661	2,361	88.7
Advisor’s fees, related party	481	443	38	8.6
Property acquisition costs	292	160	132	82.5
General and administrative	1,726	1,721	5	0.3
Depreciation and amortization	3,383	1,618	1,765	109.1
Total expenses	$19,299	$10,020	$9,279	92.6

Operating expenses relating to real estate properties.  The increase is comprised primarily of $3.9 million of increases from multi-family properties acquired since April 2013, $499,000 from an increase in the asset management fee paid to the manager/developer of the Newark Joint Venture, $397,000 from increased real estate taxes (due to re-assessments) and maintenance expenses at our multi-family properties acquired prior to April 2013 and a $157,000  increase in utility expense at the two buildings at Teachers Village completed in the summer of 2013. The asset management fee increased because the

2013 period reflected a one-time reduction in fees during the three months ended March 31, 2013.

Interest expense. The increase is comprised of $1.9 million from the mortgages on the multi-family properties acquired since April 2013 and $471,000 from the Newark Joint Venture. Interest expense associated with the Newark Joint Venture increased because the amount of interest that is capitalized in the current period is $534,000 less than the amount capitalized in the three months ended March 31, 2013.  The change in capitalized interest is due to the completion of Phase I of the Teachers Village Project.  Capitalized interest was $282,000 and $816,000 for the periods ended March 31, 2014 and 2013, respectively.

Advisor’s fees, related party.  The fee is calculated based on invested assets which increased primarily due to the purchase, since April 2013, of multi-family properties.  The increase in invested assets was partially offset by the decrease in the assets in our loan portfolio.

Property acquisition costs. The costs are primarily associated with the purchase of a multi-family property in the quarter ended March 31, 2014. Such costs included acquisition fees to our joint venture partners, brokerage fees, and legal, due diligence and other transactional costs and expenses.

Depreciation and amortization. The increase is comprised of $1.5 million from the multi- family properties acquired since April 1, 2013, and $257,000 related to the commencement of depreciation with respect to the two buildings at Teachers Village completed in the summer of 2013.

Results of Operations — Six months ended March 31, 2014 compared to the six months ended March 31, 2013.

Revenues

The following table compares our revenues for the periods indicated:

	Six Months Ended March 31,		Increase	%
(Dollars in thousands):	2014	2013	(Decrease)	Change
Rental and other revenue from real estate properties	$28,684	$12,506	16,178	129.4%
Interest and fees on real estate loans	1,769	4,845	(3,076)	(63.5)
Other income	547	1,046	(499)	47.7
Total revenues	$31,000	$18,397	$12,603	68.5

Rental and other revenue from real estate properties.  The increase is due to $13.4 million from multi-family properties acquired since April 2013, $1.3 million is due to the inclusion, for the full six months ended March 31, 2014, of rental revenue from multi-family properties acquired in the six months ended March 31, 2013, $927,000 is primarily from the Teachers Village charter schools completed in the summer of 2013 and $521,000 is primarily due to rental rate increases from multi-family properties acquired prior to April 2013.

Interest and fees on real estate loans.  The change is due to a $2.5 million decrease in interest income (which is primarily due to a $40.3 million decrease in the weighted average balance of earning loans), and a $556,000 decrease in loan fee income.  These components of revenues have and will continue to decrease due to our emphasis on our multi-family property activities and decreased emphasis on loan origination activities.

Other income. The decrease is due to the inclusion in the six month ended March 31, 2013 of a $422,000 recovery on a loan that was previously charged off.

Expenses

The following table compares our expenses for the periods indicated:

	Six Months Ended March 31,		Increase
(Dollars in thousands)	2014	2013	(Decrease)	% Change
Operating expenses relating to real estate properties	$16,029	$6,563	$9,466	144.2%
Interest expense	9,778	5,607	4,171	74.4
Advisor’s fees, related party	930	817	113	13.8
Property acquisition costs	1,528	1,065	463	43.5
General and administrative	3,427	3,557	(130)	(3.7)
Depreciation and amortization	6,574	2,905	3,669	126.3
Total expenses	$38,266	$20,514	$17,752	86.5

Operating expenses relating to real estate properties.  The increase is comprised primarily of $7.0 million from the multi-family properties acquired since April 2013, $1.0 million from the inclusion, for the full six months ended March 31, 2014, of operating expenses of multi-family properties acquired in the six months ended March 31, 2013, $550,000 from increased real estate tax and utilities expense at the two buildings at Teachers Village completed in the summer of 2013, $492,000 from increased real estate taxes (due to re-

assessments) and utilities expense at our multi-family properties acquired prior to April 2013 and $340,000 from an increase in the asset management fee paid to the manager/developer of the Newark Joint Venture. Real estate taxes at the Newark properties increased due to a city-wide re-assessment of properties located in Newark and to a lesser extent, an increased assessment of the buildings completed in Phase I.

Interest expense. The increase is comprised primarily of $3.4 million from the mortgages on the multi-family properties acquired since April 2013, $199,000 from the inclusion, for the full six months ended March 31, 2014, of interest on the mortgages on multi-family properties acquired in the six months ended March 31, 2013, and $583,000 from the Newark Joint Venture.  Interest expense associated with the Newark Joint Venture increased because the amount of interest that is capitalized in the current six months is $907,000 less than the amount capitalized in the six months ended March 31, 2013.  The change in capitalized interest is due to the completion of Phase I of the Teachers Village Project.  Capitalized interest was $513,000 and $1.4 million for the six month periods ended March 31, 2014 and 2013, respectively.

Advisor’s fees, related party.  The fee is calculated based on invested assets which increased primarily due to the purchase, from October 1, 2012 through March 31, 2014, of multi-family properties. The increase in invested multi-family assets was offset partially by a decrease in our loan portfolio.

Property acquisition costs. The costs are primarily associated with the purchase of multi-family properties in the six months ended March 31, 2014. Such costs included acquisition fees to our joint venture partners, brokerage fees, and legal, due diligence and other transactional costs and expenses.

Depreciation and amortization. The increase is comprised of $2.8 million from the multi- family properties acquired in the six months ended March 31, 2014, $271,000, from the inclusion, for the full six months ended March 31, 2014, of such expense from the multi-family properties acquired in the six months ended March 31, 2013 and $502,000 related to the commencement of depreciation with respect to the two buildings at Teachers Village completed in the summer of 2013.

Liquidity and Capital Resources

We require funds to acquire properties, fund loan originations, repay borrowings, pay operating expenses, and with respect to the Newark Joint Venture, to fund operating losses and additional development activities.  Our current source of liquidity consists of our cash. At March 31, 2014, our liquidity (excluding $20.1 million in restricted cash-construction holdback which is to be used by the Newark Joint Venture) was approximately $48.0 million.  At April 30, 2014 we had cash and cash equivalents of approximately $26 million.  We estimate that after giving effect to capital expenditure reserves of approximately $9.5 million (which we anticipate will be expended over the next several years at our multi-family properties) and estimated receipts of approximately $12 million from the repayment of outstanding real estate loans (which we anticipate will be repaid over the next several months), we have approximately $31 million available for property acquisition opportunities and general working capital purposes.

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

The approximately $29.1 million required as of March 31, 2014 to complete Phase II of the Teachers Village project will be funded by the $20.1 million reflected as restricted cash-construction holdback on our consolidated balance sheet, and by approximately $12 million of committed but unfunded loans and tax credits, which are not reflected on our consolidated balance sheet. The foregoing sums are to be released or funded, as the case may be, from time to time upon satisfaction of specified construction and permitting related conditions. Though we believe that the Newark Joint Venture has sufficient funds to complete Phase II of the Teachers Village project, no assurance can be given in this regard.

We anticipate that the approximately $7.8 million of debt service payable from the third quarter of fiscal 2014 through fiscal 2015 and the estimated operating expenses of $1.2 million for such period for Phase I and II of the Teachers Village project, will be paid from existing interest reserves, a US Treasury interest subsidy on the qualified school construction bonds, New Jersey tax credits and funds generated from the operations of such properties.  After giving effect to the funds to be received from these sources and the $2.0 million of rental revenues to be generated from the current tenants at Teachers Village, the Newark Joint Venture estimates that it will require at least an additional $3.3 million in rental payments from the Teachers Village buildings to cover debt service and operating expenses for the second quarter of fiscal 2014 through 2015. While the Newark Joint Venture has commenced marketing the space at these buildings, there is no assurance that the venture will be able to lease such space and that if leased, the rental payments will be sufficient to cover debt service and operating expenses.

The Newark Joint Venture is currently seeking up to $32 million in financing from public and private sources to fund the construction of one building with a mix of residential and retail space.   No assurance can be given that the Newark Joint Venture will obtain the necessary financing on acceptable terms or if such financing is obtained, that such project will be profitable for us.

Cash Distribution Policy

At December 2013, we had approximately $54 million of net operating loss carry forwards available to offset future income. It therefore is highly unlikely that we will pay or, to maintain our REIT status, be required to pay any dividend in calendar 2014 and for several years thereafter.

Off Balance Sheet Arrangements

None.

Credit Facility

Our $25 million revolving credit facility expires in June 2014.  Though we made limited use of this facility and its expiration will not have a material effect on us, we will seek a new facility.  No assurance can be given that we will be successful in this regard.

Funds from Operations; Adjusted Funds from Operations.

In view of our equity investments in joint ventures which have acquired multi- family properties, we disclose below funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.

We compute FFO in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute AFFO by deducting from FFO straightline rent accruals and deferrals, adding back amortization of restricted stock compensation and the amortization of costs in connection with financing activities, and adjusting for non-controlling interests.

We believe that FFO and AFFO are useful and standard supplemental measures of the operating performance for equity REITs and are used frequently by securities analysts, investors and other interested parties in evaluating equity REITs, many of which present FFO and AFFO when reporting their operating results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization of real estate assets, which assumes that the value of real estate assets diminish predictability over time. In fact, real estate values have historically risen and fallen with market conditions. As a result, we believe that FFO and AFFO provide a performance measure that when compared year over year, should reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs and other matters without the inclusion of depreciation and amortization, providing a perspective that may not be necessarily apparent from net income. We also consider FFO and AFFO to be useful to us in evaluating potential property acquisitions.

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

The table below provides a reconciliation of net (loss) income determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net (loss) income attributable to common shareholders	$(2,592)	$1,010	$(5,325)	$(294)
Add: depreciation of properties	3,377	1,613	6,565	2,895
Add: our share of depreciation in unconsolidated joint ventures	5	10	10	20
Add: amortization of deferred leasing costs	16	13	31	26
Adjustments for non-conrolling interests	(672)	(276)	(1,318)	(281)
Funds from operations	134	2,370	(37)	2,366

Adjust for: straight line rent accruals and deferrals	(133)	4	268	8
Add: Amortization of restricted stock compensation	214	137	394	331
Add: Amortization of deferred financing costs	457	383	869	737
Adjustments for non-controlling interests	(111)	(165)	(203)	315
Adjusted funds from operations	$561	$3,271	$755	$3,127

The table below provides a reconciliation of net income per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net (loss) income attributable to common shareholders	$(.18)	$.07	$(.37)	$(.02)
Add: depreciation of properties	.24	.11	.46	.21
Add: our share of depreciation in unconsolidated joint ventures	—	—	—	—
Add: amortization of deferred leasing costs	—	—	—	—
Adjustments for non-controlling interests	(.05)	(.02)	(.09)	(.02)
Funds from operations	.01	.16	—	.17

Adjust for: straight line rent accruals and deferrals	(.01)		(.02)	—
Add: Amortization of restricted stock compensation	.01	.01	.02	.02
Add: Amortization of deferred financing costs	.03	.03	.06	.05
Adjustments for non-controlling interests	—	(.01)	(.02)	(.02)
Adjusted funds from operations	$.04	$.19	$.05	$.22

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than three mortgages, one of which is subject to an interest rate swap agreement and one of which is subject to an interest rate cap agreement.  With respect to the remaining variable rate mortgage, an increase of 100 basis points in interest rates would have a negative annual effect of $65,000 on net income (loss) and a decrease of 100 basis points would have a positive annual effect of $15,000 on net income (loss).

As of March 31, 2014, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At March 31, 2014, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on the derivative instrument would have increased by approximately $98,000 and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have decreased by approximately $96,000. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at a fixed rate through April 2016 and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under this indebtedness.

Our interest income is subject to changes in interest rates.  We seek to minimize these risks by originating loans that are indexed to the prime rate, with a stated minimum interest rate.  At March 31, 2014, approximately 88% the principal amount of our outstanding mortgage loans were comprised of variable rate based loans tied to the prime rate and with a stated minimum interest rate.  When determining interest rate sensitivity, we assume that any change in interest rates is immediate and that the interest rate sensitive assets and liabilities existing at the beginning of the period remain constant over the period being measured.  We assessed the market risk for our variable rate mortgage receivables as of March 31, 2014 and believe that 100 basis points increase in interest rates would have a positive annual effect of approximately $136,000 on net income (loss) and a 100 basis points decrease in interest rates would have no annual effect on net income (loss) before taxes because all of our variable rate loans have a stated minimum rate.

As of March 31, 2014, 56%, 26%, 10% and 8% of our loan portfolio was secured by properties located in the New York metropolitan area, Maryland, Tennessee, and Florida, respectively, and we are therefore subject to risks associated with the economies in these areas.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2014 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2013, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which we may, through September 30, 2015, expend up to $2 million to acquire our common shares.  There were no share purchases effected in the quarter ended March 31, 2014.

Item 6.  Exhibits

Exhibit No.	Title of Exhibits
10.1*	Amendment No. 1 dated as of March 12, 2014, to the Amended and Restated Advisory Agreement dated as of January 1, 2007 by and between BRT Realty Trust and REIT Management Corp., as amended.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST
(Registrant)

May 9, 2014	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

May 9, 2014	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)