Form 10-Q
period 2014-06-30
BRT REALTY TRUST
filed 2014-08-08
CIK 14846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

$3 par value, outstanding on August 5, 2014

BRT REALTY TRUST AND SUBSIDIARIES

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2014 (Unaudited)	September 30, 2013
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $22,227 and $11,862	$610,969	$402,896

Real estate loans, net, all earning interest	1,995	30,300
Cash and cash equivalents	29,439	56,905
Restricted cash — Newark	15,028	29,279
Restricted cash — multi-family	10,167	3,360
Deferred costs, net	13,557	12,833
Other assets	19,106	13,918
Total Assets	$700,261	$549,491
LIABILITIES AND EQUITY
Liabilities:
Mortgage payables	$451,655	$313,216
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	12,650	7,769
Deferred income	25,850	25,848
Total Liabilities	527,555	384,233

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:	—	—
Authorized 10,000 shares, none issued
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,655 and 13,535 issued	40,965	40,606
Additional paid-in capital	166,004	165,763
Accumulated other comprehensive loss	(16)	(6)
Accumulated deficit	(73,228)	(67,572)
Total BRT Realty Trust shareholders’ equity	133,725	138,791
Non-controlling interests	38,981	26,467
Total Equity	172,706	165,258
Total Liabilities and Equity	$700,261	$549,491

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental and other revenue from real estate properties	$17,449	$8,250	$46,133	$20,756
Interest and fees on real estate loans	352	2,921	2,121	7,766
Other income	314	867	861	1,913
Total revenues	18,115	12,038	49,115	30,435
Expenses:
Operating expenses relating to real estate properties	10,042	4,595	26,071	11,158
Interest expense	5,469	3,127	15,247	8,734
Advisor’s fees, related party	517	497	1,447	1,314
Property acquisition costs	718	851	2,246	1,916
General and administrative—including $104 and $178 to related party for the three months ended and $451 and $580 for the nine months ended	1,579	1,859	5,006	5,416
Depreciation and amortization	3,801	1,832	10,375	4,737
Total expenses	22,126	12,761	60,392	33,275
Total revenues less total expenses	(4,011)	(723)	(11,277)	(2,840)
Equity in earnings of unconsolidated ventures	5	54	9	183
Gain on sale of available-for-sale securities	—	—	—	482
Gain on sale of real estate assets	3	509	3	509
Net loss	(4,003)	(160)	(11,265)	(1,666)
Plus: net loss attributable to non-controlling interests	3,672	681	5,609	1,893
Net (loss) income attributable to common shareholders	$(331)	$521	$(5,656)	$227

Basic and diluted per share amounts attributable to common shareholders:
Basic and diluted (loss) earnings per share	$(.02)	$.04	$(.40)	$.02

Weighted average number of common shares outstanding:
Basic and diluted	14,303,237	14,162,887	14,252,902	14,128,398

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(4,003)	$(160)	$(11,265)	$(1,666)
Other comprehensive (loss) income:
Net unrealized loss on available-for-sale securities	—	(15)	—	(430)
Unrealized (loss) gain on derivative instruments	(20)	68	(10)	97
Other comprehensive (loss) income	(20)	53	(10)	(333)
Comprehensive loss	(4,023)	(107)	(11,275)	(1,999)
Plus: Comprehensive loss attributable to non-controlling interests	3,675	691	5,611	1,908
Comprehensive (loss) income attributable to common shareholders	$(348)	$584	$(5,664)	$(91)

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended June 30, 2014

(Unaudited)

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interests	Total Equity

Balances, September 30, 2013	$40,606	$165,763	$(6)	$(67,572)	$26,467	$165,258
Restricted stock vesting	359	(359)	—	—	—	—
Compensation expense — restricted stock	—	600	—	—	—	600
Contributions from non-controlling interests	—	—	—	—	20,791	20,791
Distributions to non-controlling interests	—	—	—	—	(2,668)	(2,668)
Net loss	—	—	—	(5,656)	(5,609)	(11,265)
Other comprehensive loss	—	—	(10)	—	—	(10)
Comprehensive loss	—	—	—	—	—	(11,275)
Balances, June 30, 2014	$40,965	$166,004	$(16)	$(73,228)	$38,981	$172,706

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:	$(11,265)	$(1,666)
Net loss
Adjustments to reconcile net loss to net cash provided by operating activities:
Recovery of previously provided allowances	—	(1,022)
Amortization and depreciation	11,865	5,991
Amortization of deferred fee income	(388)	(1,317)
Amortization of restricted stock	600	511
Gain on sale of real estate assets	(3)	(509)
Gain on sale of available-for-sale securities	—	(482)
Equity in earnings of unconsolidated joint ventures	(9)	(183)
Distribution of earnings of unconsolidated joint ventures	14	150
Increases and decreases from changes in other assets and liabilities:
Change in straight-line rent	(430)	11
Decrease (increase) in interest and dividends receivable	273	(148)
Increase in prepaid expenses	(607)	(444)
Decrease in prepaid interest	462	2,018
Increase in accounts payable and accrued liabilities	4,881	704
Increase in deferred costs	—	(456)
Increase in other assets	(4,913)	(1,657)
Other	6	119
Net cash provided by operating activities	486	1,620

Cash flows from investing activities:
Collections from real estate loans	34,045	37,468
Additions to real estate loans	(5,532)	(67,818)
Loan loss recoveries	—	1,022
Additions to real estate properties	(189,920)	(136,403)
Net costs capitalized to real estate owned	(28,544)	(26,601)
Net change in restricted cash — Newark	14,251	18,827
Net change in restricted cash — multi-family	(6,807)	(3,773)
Collection of loan fees	180	1,420
Proceeds from the sale of real estate owned	27	573
Proceeds from the sale of available-for-sale securities	—	991
Net cash used in investing activities	(182,300)	(174,294)

Cash flows from financing activities:
Proceeds from mortgage financings	139,432	111,742
Mortgage principal payments	(993)	(3,601)
Increase in deferred borrowing costs	(2,214)	(1,664)
Capital contributions from non-controlling interests	20,791	9,621
Capital distribution to non-controlling interests	(2,668)	(1,007)
Net cash provided by financing activities	154,348	115,091

Net decrease in cash and cash equivalents	(27,466)	(57,583)
Cash and cash equivalents at beginning of period	56,905	78,245
Cash and cash equivalents at end of period	$29,439	$20,662

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,773	$7,558
Cash paid during the period for taxes	$209	$85

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

Note 1 — Organization and Background

BRT Realty Trust (“BRT” or the “Trust”) is a business trust organized in Massachusetts. BRT (i) owns, operates and develops multi-family properties, (ii) owns, operates and develops commercial and mixed-use real estate assets, and (iii) holds for investment senior mortgage loans secured by commercial and multi-family real estate properties.  All of the properties are located in the United States.

The multi-family properties are generally acquired with venture partners in transactions in which the Trust contributes 50% to 90% of the equity.

BRT conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2014, and for the three and nine months ended June 30, 2014 and 2013, reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results for the full year.  The balance sheet as of September 30, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain items on the consolidated financial statements for the preceding period have been reclassified to conform with the current period’s presentation, primarily to reclassify restricted cash multi-family from cash and cash equivalents.

The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries, its majority owned or controlled real estate entities, and its interests in variable interest entities in which the Trust is determined to be the primary beneficiary. Material intercompany balances and transactions have been eliminated.

RBH-TRB Newark Holdings LLC, referred to herein as the Newark Joint Venture, was determined to be a variable interest entity (“VIE”) because the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support by its equity holders. The Trust was determined to be the primary beneficiary of this joint venture because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Note 2 - Basis of Preparation (Continued)

The joint venture that owns the Mountain Park property is consolidated based on the Trust having substantive participating rights in the entity giving it a controlling financial interest in the entity.

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

Note 3 - Equity

Common Share Dividend Distribution

During the quarter ended June 30, 2014, the Trust did not declare a dividend on its shares.

Restricted Shares

The Trust’s 2012 Incentive Plan, approved by its shareholders in March 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares. As of June 30, 2014, 272,025 shares were issued pursuant to this plan of which 50 shares have vested and 271,975 shares are outstanding and have not vested.  An aggregate of 376,300 shares of restricted stock are outstanding pursuant to the Trust’s 2009 equity incentive plan (the “Prior Plan”) and have not yet vested. No additional awards may be granted under the Prior Plan. The restricted shares that have been granted under the 2012 Incentive Plan and the Prior Plan vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.  For the three months ended June 30, 2014 and 2013, the Trust recorded $206,000 and $181,000 of compensation expense, respectively, and for the nine months ended June 30, 2014 and 2013 recorded $600,000 and $511,000 of compensation expense, respectively.  At June 30, 2014, $2,284,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods.  The weighted average vesting period is 2.62 years.

Per Share Data

Basic (loss) earnings per share was determined by dividing net (loss) income applicable to common shareholders for the applicable period by the weighted average number of shares of beneficial interest outstanding during such period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that share in the earnings of the Trust. Diluted earnings per share was determined by dividing net (loss) income applicable to common shareholders for the applicable period by the total of the weighted average number of shares of beneficial interest outstanding plus the dilutive effect of the Trust’s unvested restricted stock using the treasury stock method.

Note 3 - Equity (Continued)

Basic and diluted shares outstanding for the three months ended June 30, 2014 and 2013, were 14,303,237 and 14,162,887, respectively, and for the nine months ended June 30, 2014 and 2013, were 14,252,902 and 14,128,398, respectively.

Note 4 — Restricted Cash

Restricted cash represents funds that have been segregated for specific purposes and are therefore not available for general corporate purposes.  As reflected on the consolidated balance sheet: (i) “Restricted cash—Newark” represents funds that are held by lenders for the construction of three residential/retail buildings at the Newark Joint Venture; and (ii) “Restricted cash — multi-family” represents funds that are held by or on behalf of the Trust specifically for capital improvements at multi-family properties.

Note 5 - Real Estate Properties

A summary of real estate properties owned is as follows (dollars in thousands):

	September 30, 2013 Balance	Additions (a)	Capitalized costs and improvements	Depreciation, amortization and other changes	June 30, 2014 Balance
Multi-family	$299,792	$189,920	$13,347	$(9,072)	$493,987
Commercial / mixed use (b)	92,354	—	15,176	(1,218)	106,312
Vacant land	7,972	—	—	—	7,972
Retail/Shopping centers	2,645	—	—	(77)	2,568
Coop/condo apartments	133	—	13	(16)	130
Total real estate properties	$402,896	$189,920	$28,536	$(10,383)	$610,969

(a)         During the nine months ended June 30, 2014, the Trust purchased, through consolidated joint ventures in which the Trust has an 80% equity interest (except for the Columbus, Ohio property which is wholly owned and the Greenville, SC venture in which the Trust has a 74.4% equity interest), the following multi-family properties (dollars in thousands):

Note 5 - Real Estate Properties (Continued)

Location	Purchase Date	No of Units	Contract Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Property Acquisition Costs
Houston, TX	10/4/13	798	$32,800	$24,100	$10,525	$474
Pasadena, TX	10/15/13	144	5,420	4,065	1,687	125
Humble, TX	10/15/13	260	10,500	7,875	3,129	180
Humble, TX	10/15/13	160	6,700	5,025	1,908	129
Huntsville, AL	10/18/13	208	12,050	9,573	3,950	202
Columbus, OH	11/21/13	264	14,050	10,651	3,734	97
Greenville, SC (i)	1/14/14	N/A	7,000	—	6,400	—
Indianapolis, IN	1/21/14	400	18,800	14,500	5,300	191
Nashville, TN	4/2/14	300	26,750	17,300	8,420	296
Little Rock, AK	4/2/14	172	6,750	4,101	2,372	117
Witchita, KS	4/2/14	496	20,750	13,863	6,932	155
Atlanta, GA	6/26/14	350	28,350	22,165	5,944	189
Other		—	—	—	—	91
		3,552	$189,920	$133,218	$60,301	$2,246

(i)             The Greenville, SC joint venture is developing a 360 unit multi-family property with ground floor retail of approximately 10,000 square feet.  The Trust funded its required additional capital contributions of $3,231,000 and as of June 30, 2014 had invested $9,631,000.   See Note 7 — Debt Obligations - Mortgages Payable.

(b)            Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE which owns operating and development properties in Newark, New Jersey. These properties contain a mix of office, retail space, charter schools and surface parking totaling approximately 690,000 square feet, which includes 190,000 square feet currently under construction. Certain of these assets are subject to mortgages in the aggregate principal balance of $20,100,000 held by the Trust as mortgagee, which are eliminated in consolidation. Several of the assets are also encumbered by third party mortgages aggregating $80,425,000 at June 30, 2014. The Trust contributed $4,972,000 to this venture in the nine months ended June 30, 2014, representing its proportionate share of capital required to fund the operations of the venture for the venture’s current fiscal year, to obtain options on additional land parcels and to pay deferred interest on the outstanding mortgage loan that is held by BRT.  The Trust contributed capital of $1,729,000 to this venture in the year ended September 30, 2013, representing its proportionate share of capital required to fund the operations of the venture for the venture’s 2013 fiscal year and to purchase additional land parcels.

In July 2014, a consolidated joint venture in which the Trust has an 80% interest, acquired a multi-family property with 272 units located in Houston, TX.  The contract purchase price for this property was $15,300,000 and the purchase was financed with $11,500,000 of mortgage debt.  BRT contributed $5,100,000 of equity to this joint venture.

Note 6 - Real Estate Loans

At June 30, 2014, the Trust had one loan outstanding with a principal balance of $2,000,000 and a book value, net of deferred fees, of $1,995,000.

Information relating to the Trust’s real estate loans at September 30, 2013, all of which are earning interest, is summarized as follows (dollars in thousands):

	September 30, 2013
Property Type	Real Estate Loans	Percent
Multi-family residential	$16,772	55%
Retail	3,100	10%
Hotel	1,680	6%
Land	8,000	26%
Single family	961	3%
	30,513	100%
Deferred fee income	(213)
Real estate loans, net	$30,300

Note 7 — Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2014	September 30, 2013
Junior subordinated notes	$37,400	$37,400
Mortgages payable	451,655	313,216
Total debt obligations	$489,055	$350,616

Junior Subordinated Notes

At June 30, 2014 and September 30, 2013, the Trust’s junior subordinated notes had an outstanding principal balance of $37,400,000.  The interest rates on the outstanding notes is set forth in the table below:

Interest Period	Interest Rate
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	LIBOR + 2.00%

Interest expense relating to the junior subordinated notes was $458,000, in each of the three months ended June 30, 2014 and 2013, and $1,374,000, for each of the nine months ended June 30, 2014 and 2013.  Amortization of the deferred costs, which is a component of interest expense, was $5,000 for each of the three months ended June 30, 2014 and 2013, and $15,000 for each of the nine months ended June 30, 2014 and 2013.

Mortgages Payable

During the nine months ended June 30, 2014, the Trust purchased the following properties and incurred the following debt (dollars in thousands):

Note 7 — Debt Obligations (Continued)

Location	Purchase Date	Acquisition Mortgage Debt	Interest Rate	Interest Only Period	Maturity Date
Houston, TX	10/4/13	$24,100	4.85%	12 months	October 2018
Pasadena, TX	10/15/13	4,065	4.90%	12 months	November 2018
Humble, TX	10/15/13	7,875	4.90%	12 months	November 2018
Humble, TX	10/15/13	5,025	4.90%	12 months	November 2018
Huntsville, AL	10/18/13	9,573	4.99%	24 months	November 2023
Columbus, OH	11/21/13	10,651	4.35%	—	February 2045
Indianapolis, IN	1/21/14	14,500	4.77%	36 months	February 2024
Nashville, TN	4/2/14	17,300	3.63%	8 months	November 2022
Little Rock, AK	4/2/14	4,101	3.93%	—	March 2019
Witchita, KS	4/2/14	10,452	5.91%	—	April 2020
Witchita, KS	4/2/14	3,411	4.06%	—	May 2020
Atlanta, GA	6/26/14	22,165	3.87%	24 months	July 2021
		$133,218

The joint venture that acquired the Greenville, SC development property has obtained access to construction financing of up to $38,600,000.  The construction loan, which is to be funded as and when customary construction financing conditions are met, is secured by a first mortgage on the property, bears an annual interest rate of one month LIBOR + 1.95%, is interest only until July 2017 and matures in January 2019.  At June 30, 2014 and July 31, 2014, $1,158,000 and $2,209,000, respectively, was outstanding on this loan.  This loan is non-recourse to the Trust and the Trust’s subsidiary owning the interest in the joint venture, subject to customary carveouts.

In the quarter ended June 30, 2014, the Trust also obtained supplemental mortgage financing on two multi-family properties on the following terms (dollars in thousands):

Location	Amount	Interest Rate	Maturity Date
Lawrenceville, GA	$1,613	5.46%	March 2022
Decatur, GA	2,489	5.74%	December 2022
	$4,102

In connection with the July purchase of a multi-family property in Houston, Texas (see note 5 — Real Estate Properties) a joint venture incurred $11,500,000 in mortgage debt.  This debt bears interest at 4.07% and matures in August 2021.

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

Note 8 — Deferred Income (New Markets Tax Credit Transaction) (Continued)

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

Deferred income on the Trust’s consolidated balance sheets at June 30, 2014 and September 30, 2013 represents the Goldman contribution, which is net of fees. This amount will be recognized into income when the obligation to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), is eliminated. Risks of non-compliance include recapture (i.e. reversal of the benefit of the tax credit and the related indemnity obligation of the Newark Joint Venture). The tax credits are subject to recapture for a seven year period as provided in the Code.

Costs incurred in structuring these transactions are deferred and will be recognized as interest expense based on the maturities of the various mortgage financings related to the NMTC transaction.  At June 30, 2014 and September 30, 2013 these costs totaled $8.9 million and $9.6 million, respectively, and are included in deferred costs, net on the consolidated balance sheets.

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

Note 9 - Segment Reporting

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

Note 9 -Segment Reporting (Continued)

The following table summarizes the Trust’s segment reporting for the period indicated (dollars in thousands):

	Three Months Ended June 30, 2014
	Multi- Family Real Estate	Other Real Estate	Loan and Investment	Total

Revenues:
Rental and other revenues from real estate properties	$16,201	$1,248	—	$17,449
Interest and fees on real estate loans	—	—	$352	352
Other income	—	263	51	314
Total revenues	16,201	1,511	403	18,115

Expenses:
Operating expenses relating to real estate properties	8,759	1,283	—	10,042
Interest expense	4,311	1,101	57	5,469
Advisor’s fee, related party	391	84	42	517
Property acquisition costs	718	—	—	718
General and administrative	1,409	102	68	1,579
Depreciation and amortization	3,363	438	—	3,801
Total expenses	18,951	3,008	167	22,126
Total revenues less total expenses	(2,750)	(1,497)	236	(4,011)
Equity in earnings of unconsolidated joint ventures	—	5	—	5
Gain on sale of real estate assets	3	—	—	3
Net (loss) income	(2,747)	(1,492)	236	(4,003)
Plus: net loss attributable to non- controlling interests	150	3,522	—	3,672
Net (loss) income attributable to common shareholders	$(2,597)	$2,030	$236	$(331)
Segment assets at June 30, 2014	$545,676	$151,557	$3,028	$700,261

Note 9 -Segment Reporting (Continued)

The following table summarizes the Trust’s segment reporting for the period indicated (dollars in thousands):

	Nine Months Ended June 30, 2014
	Multi- Family Real Estate	Other Real Estate	Loan and Investment	Total

Revenues:
Rental and other revenues from real estate properties	$42,526	$3,607	—	$46,133
Interest and fees on real estate loans	—	—	$2,121	2,121
Other income	—	798	63	861
Total revenues	42,526	4,405	2,184	49,115

Expenses:
Operating expenses relating to real estate properties	22,655	3,416	—	26,071
Interest expense	11,555	3,490	202	15,247
Advisor’s fee, related party	1,010	241	196	1,447
Property acquisition costs	2,246	—	—	2,246
General and administrative	4,351	330	325	5,006
Depreciation and amortization	9,069	1,306	—	10,375
Total expenses	50,886	8,783	723	60,392
Total revenues less total expenses	(8,360)	(4,378)	1,461	(11,277)
Equity in earnings of unconsolidated joint ventures	—	9	—	9
Gain on the sale of real estate	3	—	—	3
Net (loss) income	(8,357)	(4,369)	1,461	(11,265)
Plus: net loss attributable to non- controlling interests	418	5,191	—	5,609
Net (loss) income attributable to common shareholders	$(7,939)	$822	$1,461	$(5,656)
Segment assets at June 30, 2014	$545,676	$151,557	$3,028	$700,261

Note 9 -Segment Reporting (Continued)

The following table summarizes the Trust’s segment reporting for the period indicated (dollars in thousands):

	Three Months Ended June 30, 2013
	Multi-Family Real Estate	Other Real Estate	Loan and Investment	Total

Rental and other revenue from real estate properties	$7,515	$735	—	$8,250
Interest and fees on real estate loans	—	—	$2,921	2,921
Other income	—	235	632	867
Total revenues	7,515	970	3,553	12,038
Operating expenses relating to real estate properties	3,942	653	—	4,595
Interest expense	1,970	836	321	3,127
Advisor’s fees, related party	202	64	231	497
General and administrative	499	197	1,163	1,859
Property acquisition costs	851	—	—	851
Depreciation and amortization	1,648	184	—	1,832
Total expenses	9,112	1,934	1,715	12,761

Total revenues less total expenses	(1,597)	(964)	1,838	(723)

Equity in earnings of unconsolidated ventures	—	54	—	54
Gain on sale of real estate assets	—	509	—	509

Net income (loss)	(1,597)	(401)	1,838	(160)
Plus: net loss attributable to non-controlling interests	137	544	—	681
Net income (loss) attributable to common shareholders	$(1,460)	$143	$1,838	$521

Segment assets at June 30, 2013	$262,662	$150,878	$88,290	$501,830

Note 9 -Segment Reporting (Continued)

The following table summarizes the Trust’s segment reporting for the period indicated (dollars in thousands):

	Nine Months Ended June 30, 2013
	Multi-Family Real Estate	Other Real Estate	Loan and Investment	Total

Rental and other revenue from real estate properties	$18,580	$2,176	—	$20,756
Interest and loan fees	—	—	$7,766	7,766
Other income	—	808	1,105	1,913
Total revenues	18,580	2,984	8,871	30,435
Operating expenses relating to real estate properties	9,234	1,924	—	11,158
Interest expense	5,033	2,671	1,030	8,734
Advisor’s fees, related party	502	155	657	1,314
Property acquisition costs	1,916	—	—	1,916
General and administrative	1,254	547	3,615	5,416
Depreciation and amortization	4,186	551	—	4,737
Total expenses	22,125	5,848	5,302	33,275

Total revenues less total expenses	(3,545)	(2,864)	3,569	(2,840)

Equity in earnings of unconsolidated ventures	—	183	—	183
Gain on sale of available- for-sale securities	—	—	482	482
Gain on sale of real estate assets	—	509	—	509

Net income (loss)	(3,545)	(2,172)	4,051	(1,666)
Plus: net loss attributable to non-controlling interests	227	1,666	—	1,893
Net income (loss) attributable to common shareholders	$(3,318)	$(506)	$4,051	$227

Segment assets at June 30, 2013	$262,662	$150,878	$88,290	$501,830

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

Real estate loan:  The remaining earning mortgage loan of the Trust has a fixed rate and an estimated fair value which is equal to its carrying value assuming a market interest rate of 10%, which the Trust believes reflects current institutional lender yield requirements.

Junior subordinated notes: At June 30, 2014, the estimated fair value of the Trust’s junior subordinated notes is lower than their carrying value by approximately $21.8 million based on a market interest rate of 6.57%.

Mortgage payables:  At June 30, 2014, the estimated fair value of the Trust’s mortgage payables is lower than their carrying value by approximately $8.7 million assuming market interest rates between 2.13% and 9.38%.  Market interest rates were determined using rates which the Trust believes reflects current institutional lender yields requirements.

Considerable judgment is necessary to interpret market data and develop estimated fair values.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

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

Note 10 — Fair Value of Financial Instruments (Continued)

Set forth below is information regarding the Trust’s financial assets measured at fair value as of June 30, 2014 (dollars in thousands):

	Carrying and	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2
Financial Assets:
Interest rate swap	$(16)		$(16)

Derivative financial instruments:  Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At June 30, 2014, this derivative is included in other assets on the consolidated balance sheet.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  As of June 30, 2014, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 11 — Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

The Trust’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives, the Trust primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Trust making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on the Trust’s consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

As of June 30, 2014, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional	Rate	Maturity
Interest rate swap	$1,791	5.25%	April 1, 2022

Note 11 — Derivative Financial Instruments (Continued)

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Trust’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a gain of $0 and $1,200 for the three months ended June 30, 2014 and June 30, 2013, respectively, and a loss of $550 and $4,500 for the nine months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Trust had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

	Notional
Interest Rate Derivative	Amount	Rate	Maturity

Interest Rate Caps	$24,700	1.0%	October 1, 2014

The table below presents the fair value of the Trust’s derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:
June 30, 2014		September 30, 2013
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other assets	$—	Other assets	$1
Accounts payable and accrued liabilities	$17	Accounts payable and accrued liabilities	$6

The following table presents the effect of the Trust’s derivative financial instrument on the consolidated statements of comprehensive loss for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized on derivative in Other Comprehensive (Loss) income	$(29)	$59	$(36)	$69
Amount of loss reclassified from Accumulated Other Comprehensive (Loss) income into Interest Expense	(9)	(9)	(26)	(28)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three and nine months ended June 30, 2014 and June 30, 2013.  During the twelve months ending June 30, 2015, the Trust estimates an additional $34,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense.

Credit-risk-related Contingent Features

The Trust has an agreement with one of its derivative counterparties that contains a provision whereby if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligations.  As of June 30, 2014, the Company had $17,000 derivatives in a liability position.

Note 12 — New Accounting Pronouncement

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 provides explicit guidance on how to account for share-based payments that require a specific performance target to be achieved which may be achieved after an employee completes the requisite service period. ASU 2014-12 is effective for periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively. ASU 2014-12 is not expected to have a material impact on the Trust’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Trust is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2017.

In April 2014, the FASB issued updated guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale.  The Trust early adopted this new guidance in the second quarter of fiscal 2014 and it did not have any effect on the Trust’s consolidated financial statements.

Note 13 - Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2014 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Unless otherwise indicated or the context otherwise requires, all references to a year (e.g., 2014,) refer to the applicable fiscal year ended September 30th.

Overview

We are a real estate investment trust, also known as a REIT, engaged in three principal business activities: the ownership, operation and development of multi-family properties; the ownership, operation and development of commercial and mixed-use real estate assets; and real estate lending activities.

Our multi-family activities derive revenue primarily from tenant rental payments. Generally, these activities involve our investment of 80% of the equity in a joint venture that acquires a multi-family property, with the balance of the equity contributed by our joint venture partner. We commenced these activities in 2012 and as of June 30, 2014, we own 25 multi-family properties with 7,338 units (excluding the Greenville, South Carolina multi-family development property which will contain 360 residential units and approximately 10,000 square feet of retail space, and which we anticipate will be completed in 2016).

Our ownership, operation and development of commercial, mixed use and other real estate assets is comprised substantially of the activities of the Newark Joint Venture and to a lesser extent, the ownership and operations of various real estate assets located in New York and Florida. The Newark Joint Venture is developing properties in downtown Newark, NJ. The properties are being developed for educational, commercial, retail and residential use. The Newark Joint Venture is involved in a development project known as “Teachers Village” — the project involves six buildings: (i) two buildings were completed in the summer of 2013 (i.e., Phase I of the project) and are partially tenanted by three charter schools and a day care center; (ii) three buildings are under construction, which we anticipate will be completed from August 2014 through February 2015, and will provide approximately 29,140 square feet of retail space and 123 residential units (i.e., Phase II of the project); and (iii) subject to obtaining the necessary financing, the construction of one building which will provide approximately 10,000 square feet of retail space and 81 residential units (i.e., Phase III of the project).  The venture is currently unprofitable and it is anticipated that the activities will continue to be unprofitable at least until the Teachers Village project is constructed fully and reasonable occupancy levels are achieved. The venture, which contemplates developing certain of its other properties located in Newark, requires substantial third-party funding (including tax credits and financing provided by governmental agencies) for its development activities—no assurance can be given that sufficient funding will be available for Phase III or the venture’s other Newark based development activities, and even if sufficient funding is obtained and construction completed, that such activities will be profitable to us.

Our real estate lending activities involve originating and holding for investment short-term senior mortgage loans which are generally secured by commercial and multi-family real estate property in the United States. Revenue is generated from interest income (i.e., the interest borrowers pay on our loans) and to a lesser extent, loan fee income generated on the origination and extension of loans. Our lending activities have decreased significantly (i.e., in the three months ended June 30, 2014, we did not originate any loans) and will continue to decrease due to our increased emphasis on our multi-family activities, increased competition and reduced demand for our loans.

The following tables set forth (i) the impact of these lines of business on our total revenues and net (loss) income attributable to common shareholders for the periods indicated and (ii) our total assets applicable to each segment for the periods indicated (dollars in thousands):

	Nine Months Ended June 30,
	2014		2013
	Total Revenues	Net (Loss) Income Attributable to Common Shareholders	Total Revenues	Net (Loss) Income Attributable to Common Shareholders

Multi-family real estate	$42,526	$(7,939)	$18,580	$(3,318)
Other real estate	4,405	822	2,984	(506)
Loan and investment	2,184	1,461	8,871	4,051
	$49,115	$(5,656)	$30,435	$227

	Segment Assets at
	June 30,
	2014	2013
Multi-family real estate	$545,676	$262,662
Other real estate	151,557	150,878
Loan and investment	3,028	88,290
	$700,261	$501,830

The change in net (loss) income attributable to common shareholders for the nine months ended June 30, 2014 from the corresponding prior year period is primarily due to a $4.6 million increase in the loss sustained in multi-family property activities and a $2.6 million decrease in income from real estate lending activities. These changes are explained below.  Net (loss) income attributable to common shareholders for the nine months ended June 30, 2014 was favorably impacted by a $2.6 million adjustment to non-controlling interest.  The adjustment for the 2014 period is due to the add back of the minority partner’s share of interest expense due to a non-recurring deferred interest payment to us by the Newark Joint Venture on $19.5 million of debt (which is eliminated in consolidation).  A similar type of adjustment favorably impacted net (loss) income attributable to common shareholders for the three months ended June 30, 2014.

Historically, our primary source of revenue and income had been derived from our real estate lending activities. As a result of the commencement in 2012 of our multi- family property activities, our primary source of revenues in 2014 is generated by multi-family activities. We anticipate that we will continue to generate more revenue from multi-family activities and less revenue and income from real estate lending activities.

The following highlights our activities during the nine months ended June 30, 2014 and our financial condition as of such date:

•                  We acquired eleven multi-family properties with an aggregate of 3,552 units for an aggregate purchase price of $182.9 million (including an aggregate of $133.2 million of mortgage debt and excluding acquisition costs of $2.1 million) and the Greenville, South Carolina development property for an aggregate purchase price of $7.0 million.

•                  We originated loans of $5.5 million in the nine months ended June 30, 2014 compared to $67.8 million in the corresponding prior year period.

•                  At June 30, 2014, our multi-family portfolio totaled 25 properties (excluding the South Carolina development property), containing 7,338 residential units with a book value of $478.4 million;

•                  At June 30, 2014 we had cash and cash equivalents of $29.4 million.

In July 2014, we purchased, through a joint venture in which we have an 80% equity interest, a multi-family property with an aggregate of 272 units for a contract purchase price of approximately $15.3 million (including approximately $11.5 million of mortgage debt).

Results of Operations

In describing the changes in results of operations, we use the following terms: (i) “new properties” refers to multi-family properties acquired after June 30, 2013- the impact of the ownership of such properties is reflected in the applicable  2014 periods and has no effect on the corresponding 2013 periods; (ii) “partial period properties” refers to multi-family properties acquired in the three months or nine months ended June 30, 2013, as the case may be  —as partial period properties were only owned for a portion of the applicable 2013 periods, the results of operations for such period only reflect the ownership of the property for a portion of such period-not the entire period; and (iii) “previously acquired properties” refers to multi-family properties acquired prior to July 1, 2013-as these properties were owned by us for the entire three and nine months ended June 30, 2014 and 2013, changes to  results of operations with respect to these properties is the result of changes in occupancy rates, rental rates or such other factors as are described herein.

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended June 30,		Increase	%
(Dollars in thousands):	2014	2013	(Decrease)	Change
Rental and other revenue from real estate properties	$17,449	$8,250	$9,199	111.5%
Interest and fees on real estate loans	352	2,921	(2,569)	(88.0)
Other income	314	867	(553)	(63.8)
Total revenues	$18,115	$12,038	$6,077	50.5%

Rental and other revenue from real estate properties.  The increase is due to $7.4 million of rental revenue from new properties, $964,000 of rental revenue from partial period properties, $511,000 from leasing space at the buildings completed in Phase I of the Newark Joint Venture and $347,000 primarily due to rental rate increases at previously acquired properties.  The average occupancy rate at the previously acquired properties was 95% for each of the quarters ended June 30, 2014 and 2013.

Interest and fees on real estate loans.  The decrease is due to the reduction in outstanding loans and decreased loan origination activities.  These components of revenues will continue to decrease due to our emphasis on multi-family property activities and decreased emphasis on loan origination activities.

Other income.  The decrease is due to the inclusion in the 2013 period of a $600,000 recovery relating to a loan that was charged off in a prior period.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2014	2013	(Decrease)	% Change
Operating expenses relating to real estate properties	$10,042	$4,595	$5,447	118.5%
Interest expense	5,469	3,127	2,342	74.9
Advisor’s fees, related party	517	497	20	4.0
Property acquisition costs	718	851	(133)	(15.6)
General and administrative	1,579	1,859	(280)	(15.1)
Depreciation and amortization	3,801	1,832	1,969	107.5
Total expenses	$22,126	$12,761	$9,365	73.4%

Operating expenses relating to real estate properties.  The increase is comprised primarily of $3.8 million of operating expenses from new properties, $689,000 from partial period properties, $281,000 primarily from increased real estate taxes at previously acquired properties and $654,000 from our Newark Joint Venture.  The increase at the Newark Joint Venture includes a $245,000 increase in the asset management fee paid to the manager/developer, a $105,000 increase in real estate taxes (due to re-assessments) and an aggregate increase of $199,000 in repairs and maintenance, security and insurance (primarily due to the commencement of operations at the Phase I buildings).  The asset management fee increased because the 2013 period reflected an agreed upon one-time reduction in fees that was effected in the three months ended June 30, 2013.

Interest expense. The increase is comprised primarily of $1.8 million from the mortgages on the new properties, $230,000 from the mortgages on the partial period properties and $282,000 from the Newark Joint Venture. Interest expense associated with the Newark Joint Venture increased because capitalized interest in the current period is $324,000 less than capitalized interest in the three months ended June 30, 2013.  The change in capitalized interest is due to the completion of Phase I.  Capitalized interest was $350,000 and $674,000 for the three months ended June 30, 2014 and 2013, respectively.

Advisor’s fees, related party.  The fee is calculated based on invested assets which increased primarily due to the purchase, since July 1, 2013, of multi-family properties.

Property acquisition costs. The costs are primarily associated with the purchase of multi-family properties in the quarter ended June 30, 2014. Such costs included acquisition fees to our joint venture partners, brokerage fees, and legal, due diligence and other transactional costs and expenses.

General and administrative.  The decrease is primarily attributable to the inclusion, in the three months ended June 30, 2013, of professional fees of approximately $267,000, including legal fees of $196,000 which related to the recovery of funds on a loan that was charged off in an earlier fiscal year.  General and administrative expense is allocated among our three segments in proportion to the estimated time spent by our full time personnel on such segment.

Depreciation and amortization. The increase is comprised of $1.4 million from the new properties, $251,000 from the partial period  properties, and $259,000 from the commencement of depreciation as a result of the completion of Phase I of Teachers Village.

Other revenue and expense items

Gain on sale of real estate assets.  The decrease from $509,000 for the three and nine months ended June 30, 2013 to $3,000 for the corresponding 2014 periods is due to the inclusion, in the 2013 periods, of a $509,000 gain on the sale of a vacant cooperative apartment in New York City.

Nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.

Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended June 30,		Increase	%
(Dollars in thousands):	2014	2013	(Decrease)	Change
Rental and other revenue from real estate properties	$46,133	$20,756	$25,377	122.3%
Interest and fees on real estate loans	2,121	7,766	(5,645)	(72.7)
Other income	861	1,913	(1,052)	(55.0)
Total revenues	$49,115	$30,435	$18,680	61.4%

Rental and other revenue from real estate properties.  The increase is due to $16.5 million from new properties, $6.8 million from partial period properties, $1.4 million primarily from leasing space at the buildings completed in Phase I of Teachers Village and $729,000 is primarily due to rental rate increases from previously acquired  properties and, to a lesser extent, increases in occupancy.  The average occupancy rate at the previously acquired properties was 95.1% and 94.3% at June 30, 2014 and 2013, respectively.

Interest and fees on real estate loans.  The change is due to the reduction in outstanding loans and the decrease in loan origination activities.  These components of revenues have and will continue to decrease due to our emphasis on multi-family property activities and decreased emphasis on loan origination activities.

Other income. The decrease is due to the inclusion in the nine months ended June 30, 2013 of aggregate recoveries of $1 million on two loans that were previously charged off.

Expenses

The following table compares our expenses for the periods indicated:

	Nine Months Ended June 30,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change
Operating expenses relating to real estate properties	$26,071	$11,158	$14,913	133.7%
Interest expense	15,247	8,734	6,513	74.6%
Advisor’s fees, related party	1,447	1,314	133	10.4%
Property acquisition costs	2,246	1,916	330	17.2%
General and administrative	5,006	5,416	(410)	(7.6)%
Depreciation and amortization	10,375	4,737	5,638	119%
Total expenses	$60,392	$33,275	$27,117	81.5%

Operating expenses relating to real estate properties.  The increase is comprised primarily of       $8.5 million from new properties, $4.2 million from partial period properties, $680,000 from previously acquired properties primarily from increased real estate taxes (due to re-assessments) and $1.5 million from the Newark Joint Venture.  The increase at the Newark Joint Venture includes a $ 588,000 increase in the asset management fee paid to the manager/developer, a $369,000 increase in real estate taxes ( due to re-assessments), and increases of $ 373,000 in security, insurance and utilities ( primarily due to the commencement of operations at Phase I Teachers Village).  The asset management fee increased because the 2013 period reflected an agreed upon one time reduction in fees that was effected in the nine  months ended June 30, 2013.

Interest expense. The increase is comprised primarily of $4.1 million from the mortgages on the          new properties, $1.6 million from mortgages on partial period properties, and $865,000 from the mortgages on the Newark Joint Venture properties.  Interest expense associated with the Newark Joint Venture increased because the capitalized interest in the current nine months is $1.2 million less than the capitalized interest in the corresponding prior year period.  The change in capitalized interest is due to the completion of Phase I of Teachers Village.  Capitalized interest was $863,000 and $2.1 million for the nine months ended June 30, 2014 and 2013, respectively.

General and administrative. The decrease is primarily attributable to the inclusion, in the nine months ended June 30, 2013, of professional fees of approximately $347,000, including legal fees of    $196,000 relating to the recovery of funds on a loan that was charged off in an earlier year.

Advisor’s fees, related party.  The fee is calculated based on invested assets which increased primarily due to the purchase, since October 1, 2012, of multi-family properties.

Property acquisition costs. The costs are primarily associated with the purchase of new properties. Such costs included acquisition fees to our joint venture partners, brokerage fees, and legal, due diligence and other transactional costs and expenses.

Depreciation and amortization. The increase is comprised of $3.2 million from new properties, $1.6 million from partial period properties and $761,000 from the commencement of depreciation with respect to the buildings completed in Phase I of the Teachers Village.

Other revenue and expense items

Gain on sale of available-for-sale securities. In the nine months ended June 30, 2013, we sold available-for-sale securities with a cost basis of $509,000 and recognized a gain of $482,000. There was no corresponding gain in the current period.

Liquidity and Capital Resources

We require funds to acquire multi-family properties, repay borrowings, pay operating expenses, and, with respect to the Newark Joint Venture, to fund operating losses and additional development activities.  Our current source of liquidity consists of our cash. At June 30, 2014, our liquidity was approximately $29.4 million (excluding $15 million in restricted cash-Newark, which is to be used for Phases I and II of the Teachers Village project and $10.2 million of restricted cash to be used at our multi-family joint ventures).  At July 31, 2014, we had cash and cash equivalents of approximately $18 million available for property acquisition opportunities and general working capital purposes.

Multi-Family Properties

We anticipate that the debt service payable from the fourth quarter of 2014 through 2015 for our multi-family properties and the operating expenses of these properties will be funded from the rental revenues generated from these properties. In most instances, the mortgage debt with respect to these properties is non-recourse to (i) the joint venture (or a subsidiary thereof) that owns the property, subject to standard carve-outs and (ii) us and our subsidiary owning the interest in the joint venture.

We anticipate that the construction and other costs associated with the Greenville, South Carolina development project will be funded by our and our joint venture partner’s previously contributed capital and in place construction financing.  See notes 4 and 7 of notes to the consolidated financial statements.

Newark Joint Venture

The Newark Joint Venture’s capital resource and liquidity requirements through September 30, 2015 are primarily operating expenses in excess of rental income and debt service associated with the recently completed Phase I of the Teachers Village project and the construction and related costs and debt service associated with Phase II of this project.

The approximately $23.3 million required as of June 30, 2014 to complete Phase II of the Teachers Village project will be funded by approximately $12.0 million of the $15.0 million reflected as restricted cash-Newark on our consolidated balance sheet, and by approximately $12.0 million of committed but unfunded loans and tax credits, which are not reflected on our consolidated balance sheet. The foregoing sums are to be released or funded, as the case may be, from time to time upon satisfaction of specified construction and permitting related conditions. Though we believe that the Newark Joint Venture has sufficient funds to complete Phase II of the Teachers Village project, no assurance can be given in this regard.

We anticipate that the approximately $6.5 million of debt service payable from the fourth quarter of 2014 through 2015 and the estimated operating expenses of $1.9 million for such period for Phase I and II of the Teachers Village project, will be paid from existing interest reserves, a US Treasury interest subsidy on the qualified school construction bonds, New Jersey tax credits and funds generated from the operations of such properties.  After giving effect to the funds to be received from these sources and the $3.3 million of rental revenues to be generated from the current tenants at Teachers Village, the Newark Joint Venture estimates that it will require at least an additional $2.1 million in rental payments from the Teachers Village buildings to cover debt service and operating expenses for the fourth quarter of 2014 through 2015. While the Newark Joint Venture has commenced marketing the space at these buildings, there is no assurance that the venture will be able to lease such space and that if leased, the rental payments will be sufficient to cover debt service and operating expenses.

The Newark Joint Venture is currently seeking up to $30 million in financing from public and private sources to fund Phase III of Teachers Village.   No assurance can be given that the Newark Joint Venture will obtain the necessary financing on acceptable terms or if such financing is obtained, that such project will be profitable for us.

Cash Distribution Policy

At December 2013, we had approximately $54 million of net operating loss carry forwards available to offset future income. It therefore is highly unlikely that we will pay or, to maintain our REIT status, be required to pay any dividend in calendar 2014 and for several years thereafter.

Off Balance Sheet Arrangements

None.

Credit Facility

Our $25 million revolving credit facility expired in June 2014.  Although we made limited use of this facility and its expiration will not have a material effect on us, we are seeking a new facility.  No assurance can be given that we will be successful in this regard.

Funds from Operations; Adjusted Funds from Operations.

In view of our equity investments in joint ventures which have acquired multi- family properties, we disclose below funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.

We compute FFO in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute AFFO by deducting from FFO our straightline rent accruals and deferrals, amortization of restricted stock compensation and amortization of deferred financing costs.

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

Management recognizes that there are limitations in the use of FFO and AFFO. In evaluating our performance, management is careful to examine GAAP measures such as net income and cash flows from operating, investing and financing activities. Management also reviews the reconciliation of net (loss) income to FFO and AFFO.

The table below provides a reconciliation of net (loss) income determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income attributable to common shareholders	$(331)	$521	$(5,656)	$227
Add: depreciation of properties	3,799	1,827	10,365	4,723
Add: our share of depreciation in unconsolidated joint ventures	5	10	15	29
Add: amortization of deferred leasing costs	16	13	46	39
Deduct: gain on sale of real estate assets	(3)	(509)	(3)	(509)
Adjustments for non-controlling interests - depreciation	(960)	(522)	(2,675)	(953)
Adjustments for non-controlling interests — deferred leasing costs	(6)	(5)	(19)	(15)
Funds from operations	2,520	1,335	2,073	3,541

Adjust for: straight line rents	(136)	4	(404)	12
Add: amortization of restricted stock compensation	206	181	599	511
Add: amortization of deferred financing costs	492	312	1,362	1,048
Adjustments for non-controlling interests — straight line rents	77	7	229	22
Adjustments from non-controlling interests — deferred financing costs	(196)	(170)	(551)	(499)
Adjusted funds from operations	$2,963	$1,669	$3,309	$4,635

The table below provides a reconciliation of net income (loss) per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income attributable to common shareholders	$(.02)	$.04	$(.40)	$.02
Add: depreciation of properties	.27	.13	.73	.34
Add: our share of depreciation in unconsolidated joint ventures	—	—	—	—
Add: amortization of deferred leasing costs	—	—	—	—
Deduct: gain on sales of real estate	—	(.04)	—	(.04)
Adjustments for non-controlling interests - depreciation	(.07)	(.04)	(.19)	(.07)
Adjustments for non-controlling interests — deferred leasing costs	—	—	—	—
Funds from operations	.18	.09	.14	.25

Adjust for: straight line rents	(.01)	—	(.03)	—
Add: amortization of restricted stock compensation	.01	.01	.04	.04
Add: amortization of deferred financing costs	.03	.02	.10	.07
Adjustments for non-controlling interests — straight line rents	.01	—	.02	—
Adjustment for non-controlling interests — deferred financing costs	(.01)	.01	(.04)	(.04)
Adjusted funds from operations	$.21	$ . 11	$.23	$.32

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than four mortgages, one of which is subject to an interest rate swap agreement and one of which is subject to an interest rate cap agreement.  With respect to the two remaining variable rate mortgages, an increase of 100 basis points in interest rates would have a negative annual effect of $77,000 on net income (loss) and a decrease of 100 basis points would have a positive annual effect of $18,000 on net income (loss).

As of June 30, 2014, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At June 30, 2014, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on the derivative instrument would have increased by approximately $74,000 and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have decreased by approximately $115,000. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at a fixed rate through April 2016 and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under this indebtedness.

Item 4.  Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2014 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2013, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which we may, through September 30, 2015, expend up to $2 million to acquire our common shares.  There were no share purchases effected in the quarter ended June 30, 2014.

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

BRT REALTY TRUST

(Registrant)

August 8, 2014	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

August 8, 2014	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)