Form 10-K
period 2014-09-30
BRT REALTY TRUST
filed 2014-12-12
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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

         Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $60.6 million based on the last sale price of the common equity on March 31, 2014, which is the last business day of the registrant's most recently completed second quarter.

         As of December 1, 2014, the registrant had 14,303,237 Shares of Beneficial Interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of shareholders of BRT Realty Trust to be filed not later than January 28, 2015 are incorporated by reference into Part III of this Form 10-K.

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

        Forward-looking statements contained in this Annual Report on Form 10- K are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors which may cause actual results to vary from our forward-looking statements include, but are not limited to:

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

  •
  a limited number of multi-family property acquisition opportunities acceptable to us;

  •
  national and local economic and business conditions;

  •
  general and local real estate property conditions;

  •
  the condition of Fannie Mae or Freddie Mac, which could adversely impact us;

  •
  our failure to comply with laws, including those requiring access to our properties by disabled persons, which could result in substantial costs;

  •
  insufficient cash flows, which could limit our ability to make required payments on our debt obligations;

  •
  an inability to renew, repay, or refinance our outstanding debt;

  •
  limitation of credit by institutional lenders;

  •
  impairment in the value of real estate property we own;

  •
  failure of property managers to properly manage properties;

  •
  disagreements with, or misconduct by, joint venture partners;

  •
  changes in Federal government policies;

  •
  increases in real estate taxes at properties we acquire due to such acquisitions or otherwise;

  •
  changes in Federal, state and local governmental laws and regulations;

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

 PART I

Item l.    Business.

General

        We are a real estate investment trust, also known as a REIT. During the past three years, we engaged in three principal business activities: the ownership, operation and development of multi-family properties; the ownership, operation and development of commercial, mixed use and other real estate assets; and real estate lending. During this period, we commenced and expanded our multi-family activities and de-emphasized our real estate lending activities due to changes in the real estate lending business resulting from, among other things, increased competition in the real estate lending business. As of November 1, 2014, we are no longer engaged in real estate lending and the financial information (including our consolidated financial statements) included herein presents our real estate lending activities as discontinued operations.

        Our multi-family property activities commenced in 2012 and involves our ownership and operation, primarily through joint ventures in which we typically have an 80% equity interest, of such properties. We acquired five multi-family properties with 1,451 units in 2012, nine multi-family properties with 2,334 units in 2013 and 13 multi-family properties with 3,824 units in 2014. At September 30, 2014, we own 27 multi-family properties located in ten states with an aggregate of 7,609 units and our equity investment in, and the net book value of, these properties was approximately $110 million and $512 million, respectively.

        We own, operate and develop various other real estate assets, the most significant of which are properties (including development properties) located in Newark, New Jersey. Since 2012, the joint venture that owns the Newark assets has obtained, through three financing phases, an aggregate of $93.1 million in debt financing and an aggregate of $31.4 million in New Markets Tax Credit proceeds to fund the construction of six buildings with an aggregate of 153,300 square feet of commercial space and 123 residential units. To date, four buildings have been completed, one building is under construction and is expected to be completed by May 2015 and the sixth building, on which construction has not yet begun, is expected to be completed by May 2016. At September 30, 2014, the net book value of the real property included in these other real estate assets was $123.7 million, including $113.0 million related to our Newark, New Jersey activities.

        Our real estate lending activities decreased during the past three years (i.e., $5.5 million, $70.3 million and $101.8 million of loan originations in 2014, 2013 and 2012, respectively). In October 2014, we sold the remaining loan in our portfolio to an affiliate for the face amount of such loan (i.e., $2 million) and accordingly, as of November 1, 2014, we are no longer engaged in such activities. These lending activities involved originating and holding for investment short-term senior mortgage loans secured by commercial and multi-family real estate property. Revenue was generated from interest income and to a lesser extent, loan fee income generated on the origination and extension of loans. The loans originated generally had relatively high yields and were short-term or bridge loans with a duration ranging from six months to one year.

        Information regarding our multi-family property and other real estate assets segments is included in Note 13 to our consolidated financial statements and is incorporated herein by this reference.

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

        Unless otherwise indicated or the context otherwise requires, all references to (i) a year (e.g., 2014) refer to the applicable fiscal year ended September 30th and (ii) the multi-family properties we own in 2014 and the residential units associated with such properties, include a development property in Greenville, SC, that was acquired in 2014 but excludes the 360 units contemplated to be constructed at such development.

Our Multi-Family Property Activities

        Beginning in the second quarter of 2012, we began to acquire with joint venture partners multi-family properties. As of September 30, 2014, we own 27 multi-family properties with an aggregate of 7,609 units. Typically, these are garden apartment or town home style properties that typically provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and cable television access. Generally, residential leases are for a one year term and may require security deposits equal to one month's rent. Substantially all of the units at these properties are market rate and are not subject to rent control or similar requirements. Set forth below is selected information regarding our multi-family properties. Except as otherwise indicated in the notes to the table below, all of these properties are owned by joint ventures in which we have an 80% equity interest and our joint venture partner has a 20% equity interest.

Property Name and Location	Number of Units	Age(1)	Investment Date	Average Physical Occupancy	Average Monthly Rental Rate per Unit(2)
Ivy Ridge Apartments—Marietta, GA	207	40	1/12/12	91.6%	$725
Water Vista Apartments—Lawrenceville, GA	170	32	2/23/12	94.1	693
The Fountains Apartments—Palm Beach Gardens, FL	542	43	3/22/12	96.6	1,050
Waverly Place Apartments—Melbourne, FL	208	27	3/30/12	95.9	722
Madison at Schilling Farms—Collierville, TN	324	14	6/20/12	94.7	940
Silvana Oaks Apartments—N. Charleston, SC(3)	208	4	10/4/12	93.4	970
Grove at Trinity Pointe—Cordova, TN	464	28	11/15/12	95.4	716
Avondale Station—Decatur, GA(3)	212	60	11/19/12	96.8	766
Spring Valley Apartments—Panama City, FL	160	27	1/11/13	95.2	760
Stonecrossing Apartments—Houston, TX(3)	240	36	4/19/13	94.3	856
Courtney Station—Pooler, GA	300	6	4/29/13	93.4	935
Pathways—Houston, TX(3)	144	35	6/7/13	93.7	823
Autumn Brook Apartments—Hixon, TN(3)	156	25	6/25/13	95.4	746
Mountain Park Estates—Kennesaw, GA(3)	450	12 - 15	9/25/13	93.6	918
The Palms on Westheimer Apartments—Houston, TX(4)	798	40	10/4/13	91.2	728
Ashwood Park—Pasadena, TX(4)	144	30	10/15/13	95.0	642
Meadowbrook Apartments—Humble, TX(4)	260	32	10/15/13	94.6	641
Parkside Apartments—Humble, TX(4)	160	31	10/15/13	93.9	669
Brixworth at Bridge Street—Huntsville, AL	208	29	10/18/13	93.3	650
Newbridge Commons—Columbus, OH(3)	264	15	11/21/13	90.5	1,124
Southridge—Greenville, SC(3)(5)	N/A	N/A	1/14/14	N/A	N/A
Waterside at Castleton—Indianapolis, IN	400	7	1/21/14	90.7	609
Crossings of Bellevue—Nashville, TN(4)	300	29	4/2/14	97.9	907
Village Green—Little Rock, AK(4)	172	29	4/2/14	96.7	552
Sundance—Wichita, KS(4)	496	15	4/2/14	96.6	541
Sandtown Vista—Atlanta, GA	350	4	6/26/14	92.8	817
Landmark at Kendall Manor—Houston, TX	272	33	7/8/14	91.2	769

Total	7,609

(1)
Reflects the approximate age of the property based on the year original construction was completed.

(2)
Gives effect to rent concessions.

(3)
We own a 90%, 75%, 74% and 50% equity interest in the joint ventures which own the Silvana Oaks Apartments, Autumn Brooks Apartments, Southridge and Mountain Park Estates, respectively. We are the sole owner of Newbridge Commons. Effective October 2014, we own a 91% equity interest in the joint venture that owns the Stonecrossing Apartments and Pathways properties, and effective December 2014, we own all of the equity interests in the entity that owns the Avondale Station property.

(4)
The Palms on Westheimer Apartments, Ashwood Park, Meadowbrook Apartments and Parkside Apartments are owned by one joint venture and the Crossing of Bellevue, Village Green and Sundance properties are owned by another joint venture.

(5)
The Greenville, SC joint venture is developing a 360 unit multi-family property with ground floor retail of approximately 10,000 square feet. This property is under construction and we anticipate that this project will be completed in stages from May 2015 through April 2016.

        As of December 1, 2014, the 27 properties owned by us are located in 10 states. The following tables set forth certain information, presented by state, related to our properties as of such date (dollars in thousands):

State	Number of Properties		Number of Units	Estimated 2015 Revenue(1)	Percent of 2015 Estimated Revenue
Texas	7		2,018	$17,698	24%
Georgia	6		1,689	16,704	23
Tennessee	4		1,244	14,357	19
Florida	3		910	10,906	15
Kansas	1		496	3,355	5
South Carolina(2)	1		208	2,348	3
Ohio	1		264	2,777	4
Indiana	1		400	2,521	3
Alabama	1		208	1,861	2
Arkansas	1		172	1,149	2

Total	26	(2)	7,609	$73,676	100%

(1)
Reflects our estimate of the rental and other revenues to be generated in 2015 by our multi-family properties located in such state.

(2)
Excludes our Greenville, SC development project.

Joint Venture Arrangements

        The arrangements with our multi-family property joint venture partners are deal specific and vary from transaction to transaction. Generally, these arrangements provide for us and our partner to receive net cash flow available for distribution in the following order of priority:

  •
  a preferred return of 10% on each party's unreturned capital contributions, until such preferred return has been paid in full,

  •
  the return in full of each party's capital contribution,

  •
  35% to our partner, and the balance to us, until an internal rate of return of 15% has been achieved by us, and

  •
  thereafter, shared equally between us and our venture partner.

        Though, as noted above, each joint venture operating agreement contains different terms, such agreements generally provide for a buy-sell procedure under specified circumstances (including (i) after the passage of time (e.g., two years after the acquisition), (ii) if the partners are unable to agree on major decisions, (iii) upon a change in control of our subsidiary owning the interest in the joint venture, or (iv) one or more of the foregoing). Further, these arrangements may also allow us, and in some cases, our joint venture partner, to force the sale of the property after it has been owned by the joint venture for a specified period (e.g., four to five years after the acquisition).

Our Acquisition Process and Underwriting Criteria

        We identify multi-family property acquisition opportunities primarily through relationships developed over time by our officers with our former borrowers, current joint venture partners, real estate investors and brokers.

        Our goal is to acquire properties with cap rates ranging from 5.5% to 7.5% and that will provide stable risk adjusted total returns (i.e., operating income plus capital appreciation). In identifying opportunities that will achieve such goal, we seek acquisitions that will achieve an approximate 8% to 10% annual return on invested cash and a 11% internal rate of return. We have also focused, but have not limited ourselves, to acquiring properties located in the South and in particular, the Southeast and Southwest United States. Subject to the foregoing, we are opportunistic in pursuing multi-family property acquisitions and do not mandate any specific acquisition criteria, though we take the following into account in evaluating an acquisition opportunity: location, size of the target market, property quality, availability and terms and conditions of long term fixed rate mortgage debt, potential for capital appreciation or recurring income, extent and nature of contemplated capital improvements and property age. We generally acquire these properties with a joint venture partner with knowledge and experience in owning and operating multi-family properties in the target market as this enhances our understanding of such market and assists us in managing our risk with respect to a particular acquisition.

        Approvals of the acquisition of a multi-family property are based on a review of property information as well as other due diligence activities undertaken by us and, as applicable, our venture partner. Those activities include a consideration of economic, demographic and other factors with respect to the target market and sub-market (including the stability of its population and the potential for population growth, the economic and employment base, presence of and barriers to entry of alternative housing stock, market prices for comparable properties, the competitive positioning of the proposed acquisition and the regulatory environment (i.e. applicable rent regulation)), a review of an independent third party property condition report, a Phase I environmental report with respect to the property, a review of recent and projected results of operations for the property prepared by the seller, us or our venture partner, an assessment of our joint venture partner's knowledge and expertise with respect to the acquisition and operation of multi-family properties and the relevant market and sub-market, a site visit to the property and the surrounding area, an inspection of a sample of units at the property, the potential for rent increases and the possibility of enhancing the property and the costs thereof. To the extent a property to be acquired requires renovations or improvements, or if we and our joint venture partner believe that improving a property will generate greater rent, funds are generally set aside by us and our joint venture partner at the time of acquisition to provide the capital needed for such renovation and improvements. At September 30, 2014, we have approximately $9.6 million to fund improvements at our multi-family properties with the expectation that we will be able to raise rents at improved properties.

        A key consideration in our acquisition process is the evaluation of the availability of mortgage debt to finance the acquisition (or the ability to assume the mortgage debt on the property) and the terms and conditions (e.g. interest rate, amortization and maturity) of such debt. Typically, approximately 25% to 35% of the purchase price is paid in cash and the balance is financed with mortgage debt. We believe that the use of leverage of up to 75% allows us the ability to earn a greater return on our investment than we would otherwise earn. Generally, the mortgage debt obtained in connection with an acquisition matures five to ten years thereafter, is interest is only for one to three years after the acquisition, and provides for a fixed interest rate and for the amortization of the principal of such debt over 30 years.

        Before a property is acquired, the acquisition must be reviewed and approved by our investment committee. Approval occurs after the assent of not less than four of the seven members of this committee, all of whom are our executive officers. The approval of our board of trustees is required for any single multi-family property acquisition in which our equity investment exceeds $15 million.

Property Management

        The day-to-day management of our multi-family properties is overseen by property management companies operating in the market in which the property is located. Some of these management companies are owned by our joint venture partners or their affiliates. Generally, we can terminate these management companies upon specified notice or for cause, subject to the approval of the mortgage lender or our joint venture partner. We believe satisfactory replacements for property managers are available, if required.

Insurance

        The multi-family properties are covered by all risk property insurance covering 100% of the replacement cost for each building and business interruption and rental loss insurance (covering up to twelve months of loss). On a case-by-case basis, based on an assessment of the likelihood of the risk, availability of insurance, cost of insurance and in accordance with standard market practice, we obtain earthquake, windstorm, flood, terrorism and boiler and machinery insurance. We carry comprehensive liability insurance and umbrella policies for each of our properties which provide no less than $5 million of coverage per incident. We request certain extension of coverage, valuation clauses, and deductibles in accordance with standard market practice and availability.

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

Environmental Regulation

        We are subject to regulation at the federal, state and municipal levels and are exposed to potential liability should our properties or actions result in damage to the environment or to other persons or properties. These conditions include the presence or growth of mold, potential leakage of underground storage tanks, breakage or leaks from sewer lines and risks pertaining to waste handling. The potential costs of compliance, property damage restoration and other costs for which we could be liable for or which could occur without regard to our fault or knowledge of such conditions, are unknown and could potentially be material.

        In the course of acquiring and owning real estate assets, we or our joint venture partner engage an independent environmental consulting firm to perform a level 1 environmental assessment (and if appropriate, a level 2 assessment) to identify and mitigate these risks as part of the due diligence process. We believe these assessment reports provide a reasonable basis for discovery of potential hazardous conditions prior to acquisition. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. Some risks or conditions may be identified that are significant enough to cause us to abandon the possibility of acquiring a given property. As of September 30, 2014, we have no knowledge of any material claims made or pending against us with regard to environmental damage for which we may be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to result in a material loss.

Mortgage Debt

        The following table sets forth scheduled principal (including amortization) mortgage payments due for our multi-family properties as of September 30, 2014:

YEAR	PRINCIPAL PAYMENTS DUE (Amounts in Thousands)
2015	$10,104
2016	5,212
2017	6,595
2018	41,335
2019	101,483
Thereafter	220,405

Total	$385,134

        As of September 30, 2014, the weighted average annual interest rate of the mortgage debt on our 27 multi-family properties is 4.15% and the weighted average remaining term of such debt is approximately 7.1 years. The mortgage debt associated with our multi-family properties is generally non-recourse to (i) the joint venture that owns the property, subject to standard carve-outs and (ii) to us and our subsidiary acquiring the equity interest in such joint venture. We, at the parent entity level (i.e., BRT Realty Trust), are the standard carve-out guarantor with respect to the Stonecrossing, Pathway and Avondale properties. (The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on property and the conversion of security deposits, insurance proceeds or condemnation awards.)

Our Other Real Estate Assets and Activities

Newark Joint Venture

Background

        Two of our wholly-owned subsidiaries are members of a joint venture, which we refer to as the Newark Joint Venture, with two members that are not affiliated with us. The Newark Joint Venture owns several properties (including development sites) in downtown Newark, NJ. The properties are surrounded by a variety of governmental, educational, cultural and entertainment institutions and facilities. In close proximity to these properties are the Newark campus of Rutgers University, the New Jersey Institute of Technology, University of Medicine and Dentistry of New Jersey, Essex County College, Seton Hall Law School, the New Jersey Performing Arts Center, the Prudential Arena (home of the National Hockey League New Jersey Devils), the Essex County Court Complex, Newark's City Hall and a Federal Courthouse. These properties are within walking distance of Newark Penn Station, which provides access to Amtrak and New Jersey Transit trains and are accessible to local bus routes. The properties are served by various highways, including the Garden State Parkway, Interstate-95, Interstate-78 and Interstate-280.

        In 2007, immediately prior to the formation of the Newark Joint Venture, we held loans aggregating approximately $38 million, secured by substantially all of the properties conveyed to the

Newark Joint Venture by our borrowers. We entered into loan work-out negotiations with our borrowers and, as a result of such negotiations, entered into the Newark Joint Venture. In connection with the work-out of our loans and the formation of the Newark Joint Venture, our loans were converted into a consolidated mortgage loan of $27 million with the balance of our loans converted into a $6.9 million preferred capital account interest and a 50.1% membership interest in the Newark Joint Venture, providing us with a separate capital account of $3.9 million. The other members caused all the properties secured by our loans, and additional properties (unencumbered by our loans) and contract rights to acquire additional properties, all located in downtown Newark, NJ, to be contributed to the Newark Joint Venture for which the other members received a 49.9% membership interest in the Newark Joint Venture (with a separate capital account of $3.9 million).

        The Newark Joint Venture is in the process of redeveloping the Teachers Village site and intends to redevelop all or a portion of the remaining sites, particularly the Market Street site, with personnel hired by the Newark Joint Venture, with other development partners (including adjacent property owners that may be interested in redeveloping several of such properties at the same time) or sell some of its sites to developers or end users. Although we own only a 50.1% membership interest in the Newark Joint Venture, in accordance with generally accepted accounting principles in the United States, the assets, liabilities and results of operations of the Newark Joint Venture are consolidated with our financial statements. Accordingly, the $113 million net book value of real estate owned and being developed by the Newark Joint Venture is included in our real estate properties, mortgage debt of $95.5 million incurred by the Newark Joint Venture is included in our mortgages payable and at September 30, 2014, our two mortgage loans aggregating $20.1 million to the Newark Joint Venture (which are secured by all of the real estate assets of the Newark Joint Venture other than the Teachers Village properties and the Broad Street properties), are eliminated in consolidation and are not recorded as mortgage receivables.

        We believe that the properties owned by the Newark Joint Venture have adequate insurance coverage for their current use.

Current Property Information

        Except as otherwise noted below, the following table sets forth as of September 30, 2014, information regarding the properties owned by the Newark Joint Venture (dollars in thousands):

Assemblage or Property	Type of Property	Rentable Square Feet		Annual Real Estate Taxes	Projected 2015 Contractual Rental Income(1)		Number of Tenants		Percent Leased(2)		Mortgage Debt(3)
Market Street(4)	Office and retail	303,126		$510	$378		17		34%		$900
Teachers Village(5)	Mixed	126,983	(6)	356	1,354	(6)	5	(6)	70	(6)	88,827
Broad Street	School and retail	47,564		316	970		2		100		5,728
Beaver Street	Retail	8,160		20	—		—		—		—
Lincoln Park	Parking	79,063		46	21		2		100		—

(1)
Refers to the fixed rental payments to be provided by such leases in 2015.

(2)
Based on square footage.

(3)
See note 7 of our consolidated financial statements. Does not include $20.1 million mortgage debt payable to us by the Newark Joint Venture which is eliminated in consolidation.

(4)
Leases representing substantially all of the leased space of the Market Street development are month-to-month or have cancellation, relocation or demolition provisions. Many of these leases are at below market rentals.

(5)
Includes four buildings-two buildings with an aggregate of approximately 113,793 square feet of commercial space (24,960 and 88,833 square feet of retail space and school space, respectively) were completed in August/September 2013 as part of Phase I, and two buildings (one completed in each of August 2014 and December 2014) with an aggregate of 61 residential units and 13,080 square feet of retail space constructed as part of Phase II.

(6)
Excludes (i) the 123 residential units constructed and to be constructed as part of Phase II, (ii) the building contemplated by Phase III and (iii) two parcels aggregating approximately 60,000 square feet that are currently used as parking lots and may be developed in the future. See "—Information and Activities Relating to Development and Other Sites" for a description of Phases I through III of the Teachers Village project.

        The following table sets forth as of September 30, 2014, a schedule of the annual lease expirations of the Newark Joint Venture's commercial real estate assets and the anticipated contributions to 2015 contractual rental income assuming that none of the tenants exercise renewal or cancellation options, if any (dollars in thousands):

Lease Expiration	Number of Leases Expiring(1)	Square Footage of Leases Expiring	Percentage of Total Leased Square Feet	Projected 2015 Contractual Rental Income(2)	Projected % of 2015 Contractual Rental Income(2)
Month-to-month	11	145,831	46%	$159	6%
2015	5	20,056	6	102	4
2016	1	5,260	2	46	2
2017	1	6,214	2	144	5
2018	1	5,260	2	48	2
2019	—	—	—	—	—
2020	—	—	—	—	—
2021	1	5,000	2	43	2
2022	—	—	—	—	—
2023	—	—	—	—	—
2024 and thereafter	5	131,983	40	2,234	79

Total	25	319,604	100%	$2,776	100%

(1)
There are 11 in-place leases which are month- to-month and six leases which contain cancellation, relocation or demolition provisions across the various development sites.

(2)
Assumes all month-to-month tenants remain in occupancy for all of 2015.

Information and Activities Relating to Development and Other Sites

        Set forth below is information regarding the Newark Joint Venture's most significant properties.

Teachers Village

        The Teachers Village site encompasses an area bounded by Branford Street to the north, Treat Place to the east, Hill Street to the south and Washington Street to the west, and is adjacent to Halsey Street. From 2012 through 2014, the Newark Joint Venture obtained, in three phases, financing of approximately $93.1 million, which together with $31.4 million of New Markets Tax Credit net proceeds is, after payment of transaction expenses and payment of approximately $19.1 million of principal and accrued interest on debt (inclusive of $13.3 million of principal and accrued interest on debt owed to us which is eliminated in consolidation), has been and is being used to construct six buildings.

        The first financing phase, which we refer to as Phase I, was used to fund the construction of two buildings with an aggregate of 113,903 rentable square feet—these buildings were completed in the summer of 2013. Approximately 88,833 square feet is leased to three charter schools and a day-care center.

        The second financing phase, which we refer to as Phase II, has and is being used to construct three buildings that are to contain approximately 123 residential rental units and approximately 29,140 square feet of retail space. One building containing 21 residential units and 2,836 square feet of retail space was completed in August 2014, the second building, containing 40 residential units and 9,100 square feet of retail space was completed in December 2014, and we anticipate the third building will be completed by May 2015.

        In September 2014, in the third financing phase, which we refer to as Phase III, the Newark Joint Venture and affiliated entities obtained $24.6 million of debt financing and $5.6 million of New Markets Tax Credits proceeds. This phase contemplates the construction of an 82,547 square feet mixed-use space which will consist of a (i) 48,772 square foot commercial condominium unit including 10,453 square feet of retail space and 42 residential units, which we refer to as the Commercial Condo, and (ii) 33,775 square feet residential condominium unit including 39 residential units, which we refer to as the Residential Condo. The Residential Condo is owned indirectly by the Newark Joint Venture and the Commercial Condo is owned by certain indirect members of the Newark Joint Venture other than BRT; however, the owners of the Commercial Condo have agreed to distribute to the Newark Joint Venture any net distributable proceeds (i.e., cash flow and residual capital event proceeds after any necessary funds are expended on debt service, reserves and operating expenses) they receive as owners of the Commercial Condo. It is anticipated that this building will be completed by May 2016.

Leasing Activity at Teachers Village

        At December 1, 2014, approximately 84% of the 61 residential units constructed to date are leased (though not yet fully occupied) and we believe that all of these units will be leased by February 2015. We estimate that in 2015, the rental income from these 61 units will be approximately $740,000.

        At December 1, 2014, of the approximately 126,983 square feet of commercial space (including retail space) at the four completed buildings, approximately 90,633 square feet is leased to three charter schools, a day care center and a bank. The Newark Joint Venture has also entered into leases with 11 tenants with respect to 20,464 square feet of commercial space at these buildings, all of which is retail space; however, the tenants' obligations to take possession and pay rent is subject to the achievement of certain conditions, including the tenants' receipt of third party financing for tenant improvements and the completion of same. We can give no assurance that these conditions will be satisfied. If these conditions are not achieved by the dates specified in the applicable leases, certain tenants may be entitled to terminate their leases.

Market Street

        The Market Street site is an approximately 68,000 square foot site, currently representing approximately 303,000 rentable square feet. The site is bounded by Market Street, Campbell Street, Washington Street and University Avenue in downtown Newark, New Jersey. Potential redevelopment opportunities with respect to this site include an office complex with a retail component, a medical office complex containing offices, research laboratories and other medical related services, a retail center, a hotel, corporate headquarters, university offices, classrooms and/or dormitories, or a combination of one or more of these uses. The Newark Joint Venture may redevelop this site for its own account. Alternatively, the Newark Joint Venture may enter into a joint venture with a development partner or sell all or portions of the site. Although there have been discussions with various parties concerning the development of the Market Street area, the Newark Joint Venture has not entered into any material agreements concerning the redevelopment of all or any portion of the site and there is no assurance that it will be able to conclude any such arrangement or obtain the financing necessary to proceed with any arrangement which it may conclude.

Mortgage Debt

        The following table sets forth scheduled principal (including amortization) mortgage payments due for the Newark Joint Venture as of September 30, 2014:

YEAR	PRINCIPAL PAYMENTS DUE (Amounts in Thousands)
2015	$3,166
2016	2,146
2017	2,225
2018	2,383	(1)
2019	21,193
Thereafter	64,392

Total	$95,505

(1)
Assumes that if the note holder exercises its right, beginning in 2018, to require the subsidiaries of the Newark Joint Venture to repurchase $22.7 million of principal amount of such debt, such subsidiaries would refinance such debt on terms substantially equivalent to the terms currently in effect. See note 7 of consolidated financial statements.

        At September 30, 2014, the $95.5 million of outstanding debt related to the Newark Joint Venture (of which approximately $88.8 million is related to Teachers Village), carries a weighted average effective interest rate (after giving effect to an annual subsidy of $1.0 million from the United States Department of Treasury), of approximately 4.2%, a weighted average remaining term of 12.1 years and is secured by the Teachers Village, Broad Street and Market Street properties. This debt is generally non-recourse to (i) BRT, at the parent company level, and (ii) except as otherwise indicated below, to the Newark Joint Venture. In connection with Phases I through III, the Newark Joint Venture guaranteed, among other things, up to $27 million in principal amount of mortgage debt, which guarantees generally only expire after satisfaction of performance thresholds relating to the leasing and occupancy of these facilities within specified periods, losses incurred by the lenders by reason of the borrower's bad acts (e.g., fraud or misappropriation), the failure to complete construction of the six buildings to be constructed (four of which have been constructed) and the carrying costs with respect to certain properties. The Newark Joint Venture has also agreed to provide indemnity with respect to specified environmental matters, violations of the Americans with Disabilities Act and similar laws and to indemnify the beneficiaries of the New Markets Tax Credits for losses sustained if such credits are disallowed. We estimate that the New Markets Tax Credit indemnity obligation would not exceed $33 million (exclusive of interest and penalties) and is subject to reduction to the extent the credits are not disallowed.

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

        Manager.    An affiliate of the Other Member is the manager of the Newark Joint Venture and is responsible for the day-to-day management activities of the Newark Joint Venture, but our consent is required for all major decisions affecting the Newark Joint Venture and its properties. Under specified circumstances, we may remove the manager immediately or upon six months advance written notice.

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

        Distributions.    The Newark Joint Venture may not distribute any cash flow to its members until the $20.1 million balance due on our loans (which have been eliminated in consolidation on our financial statements) has been fully repaid, including accrued interest. Once it has been fully repaid, the cash flow of the Newark Joint Venture will generally be distributed as follows: (i) first, to each member pro rata in an amount equal to their unreturned additional capital contributions, (ii) second, to us, until we receive a 10% return on our preferred capital contributions, (iii) third, to us until we receive an amount equal to our preferred capital contributions, (iv) fourth, to each member pro rata until such member receives a 10% return on their additional capital contributions, (v) fifth, to the members pro rata an amount equal to their common capital contributions, and (vi) the remainder shall be distributed as follows: (a) 10% to the managing member, and (b) 90% pro rata to the Other Members.

  Manager of the Newark Joint Venture

        The manager of the Newark Joint Venture is RBH Group LLC; its managing member and President is Ron Beit-Halachmy. Mr. Beit-Halachmy, 42 years of age, has over 20 years of experience in the real estate industry and has been involved for more than ten years in acquiring sites in Newark, New Jersey. He was the managing member of the entities which acquired all of the real property currently owned by the Newark Joint Venture. Mr. Beit-Halachmy earned a BA in Economics from the University of Wisconsin and a law degree from New York Law School. The Newark Joint Venture carries key man life insurance on Mr. Beit-Halachmy in the amount of $40 million.

Other Real Estate Assets

        We also own the following properties with an aggregate net book value of $10.7 million at September 30, 2014:

  •
  an 8.7 acre vacant parcel of land in South Daytona Beach, Florida,

  •
  18 cooperative apartments, all of which are rent controlled or rent stabilized, in two buildings in upper Manhattan, New York, and

  •
  a subordinated leasehold interest in a portion (approximately 29% of a 99,000 square foot facility) of a shopping center in Yonkers, NY.

        In addition, we have a 50% equity interest in an unconsolidated joint venture that owns an aggregate of 19 cooperative apartment units located in Lawrence, New York.

Our Real Estate Lending Activities

        Though we are no longer engaged in real estate lending, we present, for historical purposes, the following information regarding such activities for the periods indicated:

	Year Ended September 30,
(Dollars in Thousands)	2014	2013	2012
Loans originated	$5,533	$70,300	$101,800
Loans repaid	34,045	76,900	124,800
Loans sold and loan participations	—	—	15,700

Financing Arrangements

Junior Subordinated Notes

        As of September 30, 2014, $37.4 million in principal amount of our junior subordinated notes were outstanding. These notes mature in April 2036, are redeemable at any time at our option and bear interest at the rates set forth below:

Interest Period	Interest Rate
March 15, 2011 through July 31, 2012	3.00%
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	LIBOR + 2.00%

Credit Facility

        Our $25 million revolving credit facility expired in June 2014. We made limited use of this facility and its expiration has not and will not have a material adverse effect on us.

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

Our Structure

        We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, and One Liberty Properties, Inc., a publicly-traded equity REIT. Eight individuals (including Jeffrey A. Gould, Chief Executive Officer and President, Mitchell Gould, Executive Vice President and George Zweier, Chief Financial Officer), devote substantially all of their business time to our activities, while our other personnel (including several officers) share their services on a part-time basis with us and other affiliated entities that share our executive offices. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a Shared Services Agreement by and among us and the affiliated entities. The allocation is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each entity that is a party to the shared services agreement.

        In addition, we are party to an Advisory Agreement, as amended, between us and REIT Management Corp., our advisor. REIT Management is wholly owned by Fredric H. Gould, a member of our Board of Trustees and the former chairman of such board, and he and certain of our executive officers, including our Chairman of the Board and Chief Executive Officer, receive compensation from REIT Management. Pursuant to this agreement, REIT Management furnishes advisory and administrative services with respect to our business, including, without limitation, developing and maintaining banking and financing relationships, participating in the analysis and approvals of multi-family property acquisitions, providing investment advice and providing assistance with building inspections.

        The Advisory Agreement, as amended, provides that (i) it renews automatically on July 1st of each year, unless earlier terminated with or without cause, (ii) that the minimum and maximum fees payable in a fiscal year to REIT Management are $750,000 and $4 million, respectively, subject to adjustment for any fiscal year of less than twelve months, and (iii) we pay REIT Management the following annual fees, which are paid on a quarterly basis:

  •
  0.45% of the average book value of all real estate properties, excluding depreciation;

  •
  0.25% of the average amount of the fair market value of marketable securities;

  •
  1.0% of the average principal amount of earning loans;

  •
  0.35% of the average amount of the fair market value of non-earning loans;

  •
  0.15% of the average amount of cash and cash equivalents; and

  •
  to the extent loans or real estate are held by joint ventures or other arrangements in which we have an interest, varying fees based on, among other things, the nature of the asset (i.e. real estate or loans), the nature of our involvement (i.e. active or passive) and the extent of our equity interests in such arrangement.

        We paid fees pursuant to this agreement of $2 million and $1.8 million in 2014 and 2013, respectively. A portion of these fees are reflected in discontinued operations.

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

Risks Related to our Business

Our acquisition, development and property improvement activities are limited by available funds.

        Our ability to acquire additional multi-family properties, to improve our multi-family properties and to develop our Newark Joint Venture properties, is limited by the funds available to us. At September 30, 2014, we had approximately $23.2 million of cash and cash equivalents and approximately $9.6 million and $22.0 million designated as restricted cash for multi-family property improvements and Newark Joint Venture development activities, respectively. Our multi-family acquisition and improvement activities and the Newark Joint Venture development activities are constrained by funds available to us which will limit growth in our revenues and operating results.

It is unlikely that we will declare any dividends in the next several years.

        We have not declared or paid any dividends since 2010. In order to qualify as a REIT, we are required to distribute 90% of our taxable income. At December 31, 2013, we had a tax loss carry-forward of approximately $54 million. Under current tax laws, we can offset our future taxable income against our tax loss carry-forward until 2028 or until the tax loss carry-forward has been fully used, whichever occurs first. As a result, we do not expect to pay a dividend in 2015 and it is unlikely that we will be required to pay a dividend for many years thereafter in order to maintain our REIT status. The non-payment of cash dividends may negatively impact the price of our common shares.

We may not be able to compete with competitors many of which have greater financial and other resources than we possess.

        We compete with many third parties engaged in the ownership and operation of multi-family properties, including other REITs, specialty finance companies, public and private investors and lenders, investment and pension funds and other entities. The Newark Joint Venture competes (i) with real estate developers for tax credit allocations and financing provided by governmental and quasi-governmental authorities, and (ii) for tenants, with landlords and developers with, or interested in developing, properties in Newark, New Jersey and the surrounding area. Many of these competitors have substantially greater financial and other resources than we do. Larger and more established competitors enjoy significant competitive advantages that result from, among other things, enhanced operating efficiencies and more extensive networks providing greater and more favorable access to capital, financing and tax credit allocations and more favorable lending and acquisition opportunities. Larger multi-family property operators have the ability and capacity to acquire a greater number of higher quality properties at more favorable locations and on more favorable terms and conditions.

We may incur impairment charges in 2015.

        We evaluate on a quarterly basis our real estate portfolios for indicators of impairment. Impairment charges reflect management's judgment of the probability and severity of the decline in the value of real estate assets we own. These charges and provisions may be required in the future as a result of factors beyond our control, including, among other things, changes in the economic environment and market conditions affecting the value of real property assets. If we are required to take impairment charges, our results of operations will be adversely impacted.

Our revenues and the value of our portfolio may be negatively affected by casualty events occurring on our properties.

        The joint ventures in which we are an equity participant carry all risk property insurance covering the property and any improvements to the property owned by the joint venture for the cost of replacement in the event of a casualty. Further, we carry insurance for such purpose on properties owned by us. However, the amount of insurance coverage maintained for any property may be insufficient to pay the full replacement cost following a casualty event. In addition, the rent loss coverage under a policy may not extend for the full period of time that a tenant or tenants may be entitled to a rent abatement that is a result of, or that may be required to complete restoration following a casualty event. In addition, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically feasible to insure. Changes in zoning, building codes and ordinances, environmental considerations and other factors may make it impossible for a joint venture or us, as the case may be, to use insurance proceeds to replace damaged or destroyed improvements at a property. If any of these or similar events occur, the amount of coverage may not be sufficient to replace a damaged or destroyed property. As a result, our returns and the value of our investment may be reduced.

In order for real estate properties to generate positive cash flow or to make real estate properties suitable for sale, we may need to make significant capital improvements and incur deferred maintenance costs with respect to these properties.

        Some of our properties, and in particular, our multi-family properties, face competition from newer, and updated properties. At September 30, 2014, the approximate weighted average age (based on the number of units) of our multi-family properties is approximately 28 years. To remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. The cost of these improvements and deferred maintenance items may impair our financial condition and liquidity.

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

Liability relating to environmental matters may impact the value of properties that we acquire.

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

        If we acquire properties, the presence of hazardous substances on a property may adversely affect our ability to finance or sell the property and we may incur substantial remediation costs. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition.

        The presence of hazardous substances may adversely affect our ability to sell real estate or borrow using the real estate as collateral.

Senior management and other key personnel are critical to our business and our future success may depend on our ability to retain them.

        We depend on the services of Jeffrey A. Gould, our president and chief executive officer, and other members of senior management to carry out our business and investment strategies. Although Jeffrey A. Gould devotes substantially all of his business time to our affairs, he devotes a limited amount of his business time to entities affiliated with us. In addition to Jeffrey A. Gould, only two other executive officers, Mitchell Gould, our executive vice president, and George Zweier, a vice president and our chief financial officer, devote all or substantially all of their business time to us. The remainder of our executive management personnel share their services on a part-time basis with entities affiliated with us and located in the same executive offices pursuant to a shared services agreement. We rely on part-time executive officers to provide certain services to us, including legal and accounting services, since we do not employ full-time executive officers to handle these services. If the shared services agreement is terminated, we will have to obtain such services or hire employees to perform them. We may not be able to replace these services or hire such employees in a timely manner or on terms, including cost and level of expertise, that are as favorable as those we receive under the shared services agreement.

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

We may be unable to refinance our multi-family mortgage debt as it matures.

        We are subject to the risks associated with mortgage financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and that we will be unable to refinance our mortgage debt as it matures. At September 30, 2014, the weighted average annual interest rate on our multi-family mortgage debt is 4.15%, the weighted average remaining term on this mortgage debt is 7.1 years and approximately $10.1 million, $5.2 million, $6.6 million and $41.3 million in principal amount of mortgage debt becomes due in 2015, 2016, 2017 and 2018, respectively. As we will not have sufficient cash flow available to make all required principal payments when due, we will need to refinance a significant portion, if not all, of our outstanding multi-family debt as it matures. We may not be able to refinance existing debt or, in the event of increased interest rates, refinance on as favorable terms as currently in effect; either of these outcomes could have a material adverse effect on our financial condition and results of operations.

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.

        Fannie Mae and Freddie Mac have been a major source of financing for multi-family real estate in the United States and we have used loan programs sponsored by one or more of these entities to finance many of our acquisitions. Should these entities have their mandates changed or reduced, lose key personnel, be disbanded or reorganized by the government or otherwise discontinue providing liquidity for the multi-family sector, it would significantly reduce our access to debt capital and/or increase borrowing costs and could significantly limit our ability to acquire properties on acceptable terms and reduce the values to be realized upon property sales.

Most of our multi-family properties are located in a limited number of markets, which makes us susceptible to adverse economic developments in such markets.

        In addition to general, regional and national economic conditions, the operating performance of our multi-family residential properties is impacted by the economic conditions of the specific markets in which our properties are concentrated. Approximately 24%, 23%, 20% and 15% of our estimated 2015 revenues from multi-family properties is attributable to properties located in Texas, Georgia, Tennessee and Florida, respectively. Accordingly, adverse economic developments in such markets could adversely impact the operations of these properties and therefore our operating results and cash flow. The concentration of properties in a limited number of markets exposes us to risks of adverse economic developments which are greater than the risks of owning properties with a more geographically diverse portfolio.

The failure of third party property management companies to properly manage our properties may adversely affect us.

        We and our joint venture partners rely on third party property management companies to manage our properties. These management companies are responsible for, among other things, leasing and marketing rental units, selecting tenants (including an evaluation of the creditworthiness of tenants), collecting rent, paying operating expenses, and maintaining the property. If these property management companies do not perform their duties properly or we or our joint venture partners do not effectively supervise the activities of these companies, we may be adversely affected. Eleven property managers and their affiliates manage our 27 properties, and one property manager manages seven properties—the loss of such manager could adversely impact us. Further, some of management companies are owned by our joint venture partners or their affiliates. The termination of a management company may require the approval of the mortgagee, our joint venture partner or both. If we are unable to terminate on a timely basis a property manager not performing its duties, we may be adversely affected.

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

        We have in the past and in the future intend to acquire properties in joint ventures with other persons or entities when we believe that circumstances warrant the use of such structure. Joint venture investments involve risks, including the possibility that our partner might engage in unlawful or fraudulent conduct with respect to our jointly owned properties or other properties in which they have an ownership interest; might become insolvent or otherwise refuse to make capital contributions or property distributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner may not perform its property oversight responsibilities; that our partner may have business goals which are inconsistent with ours; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. We and our partner may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction.

        In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Further, our joint venture partners may experience financial distress, including bankruptcy, and to the extent they do not meet their obligations to us or our joint venture with them, we may be adversely affected.

        Seven of our 27 multi-family property joint ventures are owned with one venture partner or its affiliates. We may be adversely effected if we are unable to maintain a satisfactory working relationship with this joint venture partner or if this partner becomes financially distressed.

Risks Related to the Newark Joint Venture and Other Real Estate Operations.

The Newark Joint Venture likely will have an operating loss for the foreseeable future.

        We anticipate that the Newark Joint Venture will operate at a loss in 2015 and for several years thereafter. If the Newark Joint Venture operates at a loss, we and our partners in the venture may be required to fund the operating losses and capital requirements by making additional capital contributions. No assurance can be given that we or our venture partners will have the resources or be willing to make such contribution and the failure to make the required contribution may have an adverse impact on us.

If we are unable to pay debt service as it becomes due, we may be forced to sell properties at disadvantageous terms or relinquish our rights to such properties, which would result in the loss of revenues and in a decline in the value of our real property portfolio.

        At September 30, 2014, approximately $3.2 million of debt service relating to the Newark Joint Venture is payable prior to the end of 2015 and $4.4 million of debt service is payable from 2016 through 2017. The cash flow from the properties securing the mortgage debt may be insufficient to meet required debt service payments. In particular, the rental revenues from the current tenants at Teachers Village are insufficient to cover all of the Newark Joint Ventures debt service obligations payable from 2015 through 2017. If efforts to generate additional rental revenues from the Teachers Village site are unsuccessful (due to, among other things, the failure to complete the buildings under construction or contemplated to be constructed or to fully lease at satisfactory rates the residential and commercial space at the six buildings contemplated to comprise Teachers Village), the Newark Joint Venture may be unable to meet its debt service obligation with respect to the Teachers Village properties and such properties would require additional capital from the members of the venture or may be foreclosed on by the lenders.

The Newark Joint Venture will be adversely effected if it is limited from using the Teachers Village facilities for purposes other than as contemplated by the applicable financing and tax credit transactions.

        The terms and conditions of the financings and tax credits provided to the Newark Joint Venture limit the venture's ability to use the Teachers Village facilities in a manner other than as permitted to be used by the governing transaction documents. Among other things, the New Markets Tax Credits and related contractual obligations provide that if prior to the seven year recapture period, the facilities are used in a manner prohibited by such tax credit program, the credits may be disallowed. The qualified school construction bonds in principal amount of approximately $22.7 million at September 30, 2014 requires that the facilities (or certain portions thereof) be used for at least 19 years as public school facilities and the annual $1 million interest reimbursement provided by the US Treasury is subject to recapture if the facilities or portions thereof are not used for educational purposes for specified periods. The New Jersey Urban Transit Hub tax credits program requires that certain portions of the facilities must be used for residential purposes for at least ten years and that at least 20% of the residential units be allocated for lower/middle income housing. If as a result of market or other conditions, it is determined that the contemplated uses of the facilities are not financially viable, the Newark Joint Venture will be limited in its ability to use these facilities in an alternative manner which may adversely impact our financial condition and results of operations.

We have limited experience in developing and operating development sites.

        The principal assets of our Newark Joint Venture are several development sites located in downtown Newark, NJ. Since we have limited experience in the real estate development business, we are subject to risks that differ from those to which we have been subject to historically. Although the principal of the managing member of the Newark Joint Venture (who is formerly the principal of our borrowers) is knowledgeable with respect to the local real estate market, he has limited experience in development projects. There can be no assurance that the Newark Joint Venture will be successful in developing and/or managing the redevelopment of the sites.

The success of our Newark Joint Venture depends, to a large extent, on the principal of the Newark Joint Venture's manager.

        The principal of the manager of the Newark Joint Venture was responsible for acquiring all the properties owned by the Newark Joint Venture and is responsible for, among other things, overseeing the construction and leasing activities at Teachers Village and development activities with respect to Market Street and the other properties owned by the venture. We believe that the principal's continued involvement is important to the success of the Newark Joint Venture. The diminution or loss of his services due to disability, death or for any other reasons could have a material adverse effect on the Newark Joint Venture's business, which would result in a material adverse effect on our business.

        The Newark Joint Venture carries key man life insurance on such principal in the amount of $40 million. There can be no assurance that the proceeds from such life insurance would be sufficient to compensate the Newark Joint Venture for the loss of his services, and these policies do not provide any benefits if he becomes disabled or is otherwise unable to render services to the Newark Joint Venture.

Our Newark Joint Venture is subject to risks particular to real estate development activities.

        Our Newark Joint Venture is subject to the risks associated with development activities. These risks include:

  •
  The inability to complete the Phases II or III of the Teachers Village project because the funds available from the financing and New Markets Tax Credits transactions, due to cost overruns or under estimating the funds needed, may be insufficient for such purpose.

  •
  The failure to obtain governmental and other approvals on a timely basis;

  •
  Construction, financing and other costs of developing the properties owned by the Newark Joint Venture and in particular, Teachers Village, may exceed original estimates, possibly making such activities unprofitable;

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

        The Newark Joint Venture entered into various arrangements to obtain funding under the New Markets Tax Credit program for the Teachers Village project and in connection therewith received approximately $31 million of net tax credit proceeds. New Markets Tax Credits are subject to recapture for a period of seven years as provided in the Internal Revenue Code. The Newark Joint Venture is required to comply with various regulations and contractual provisions that apply to the these credits and has indemnified the beneficiaries thereof for any loss or recapture of the benefits of such credits until the obligation to deliver tax benefits is relieved. We estimate that such indemnity obligation would not exceed approximately $33 million (exclusive of interest and penalties) and is subject to reduction to the extent the credits are not disallowed. Non-compliance with applicable requirements could result in the tax benefits not being realized by the beneficiaries which would have an adverse effect on our financial position and results of operations.

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

Because Real Estate Investments Are Illiquid, We May Not Be Able to Sell Properties As Needed.

        Real estate investments generally cannot be sold quickly. We may not be able to reconfigure our portfolio promptly in response to economic or other conditions. This inability to reallocate our capital promptly could adversely affect our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments.

        None.

Executive Officers of Registrant

        Set forth below is a list of our executive officers whose terms will expire at our 2015 annual Board of Trustees' meeting. The business history of officers who are also Trustees will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than January 28, 2015. References to a particular year for these biographies refer to the calendar year.

Name	Office
Israel Rosenzweig	Chairman of the Board of Trustees
Jeffrey A. Gould*	President and Chief Executive Officer; Trustee
Mitchell K. Gould	Executive Vice President
Matthew J. Gould*	Senior Vice President; Trustee
Simeon Brinberg**	Senior Counsel
David W. Kalish***	Senior Vice President, Finance
Mark H. Lundy**	Senior Vice President and General Counsel
George E. Zweier	Vice President and Chief Financial Officer
Isaac Kalish***	Vice President and Treasurer

*
Jeffrey A. Gould and Matthew J. Gould are sons of Fredric H. Gould, the former chairman of our board of trustees and currently, a trustee.

**
Simeon Brinberg is the father-in-law of Mark H. Lundy.

***
David W. Kalish is the father of Isaac Kalish.

        Mitchell K. Gould (age 42), employed by us since 1998, has been a Vice President since 1999 and Executive Vice President since 2007.

        Simeon Brinberg (age 80) served as our Secretary from 1983 through 2013, as a Senior Vice President from 1988 through 2013, and as Senior Counsel since 2006. Mr. Brinberg has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., since 1988. Since 1989, Mr. Brinberg has been a Vice President, Senior Vice President or Senior Counsel of One Liberty Properties, Inc. Mr. Brinberg is a member of the New York Bar.

        David W. Kalish (age 67), a certified public accountant, has been our Senior Vice President, Finance since 1998. Mr. Kalish was our Vice President and Chief Financial Officer from 1990 until 1998. He has been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since 1990.

        Mark H. Lundy (age 52) has been our General Counsel since 2007, Senior Vice President since 2005 and from 1993 to 2005 he served as a Vice President. He served as a Vice President of One Liberty Properties from 2000 to 2006 and has been its Secretary and Senior Vice President since June 1993 and 2006, respectively. Since 2013, Mr. Lundy has served as President and Chief Operating Officer, and from 1990 through 2013 as a Vice President (including Senior Vice President), of Georgetown Partners, Inc. He is a member of the bars of New York and Washington, D.C.

        George E. Zweier (age 50), a certified public accountant, has served as our Vice President and Chief Financial Officer since 1998.

        Isaac Kalish (age 39), a certified public accountant, has been associated with us since 2004, served as Assistant Treasurer from 2007 through 2014 and as Vice President and Treasurer since 2013 and 2014, respectively. Mr. Kalish has served as Vice President and Assistant Treasurer of One Liberty Properties since 2013 and 2007, respectively, as Assistant Treasurer of Georgetown Partners, Inc. from 2012 through 2013, and as its Treasurer since 2013.

Item 2.    Properties.

        Our executive office is located at 60 Cutter Mill Road, Suite 303, Great Neck, New York. This office is located in a building owned by a subsidiary of Gould Investors L.P. In 2014, we paid $149,000 for the use of this space. We believe that such facilities are satisfactory for our current and projected needs.

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

	Fiscal 2014		Fiscal 2013
Fiscal Quarters	High	Low	High	Low
First Quarter	$7.24	$6.85	$6.74	$6.20
Second Quarter	7.66	7.01	7.77	6.20
Third Quarter	7.57	7.05	7.73	6.95
Fourth Quarter	7.76	7.00	7.47	6.76

        On December 1, 2014, the high and low sales prices of our Common Shares was $7.21 and $7.16, respectively.

        As of December 1, 2014, there were approximately 957 holders of record of our Common Shares.

        We have not paid any cash dividends since 2010. Our tax loss carry forward at December 31, 2013, was approximately $54 million; therefore, we do not anticipate paying cash dividends in the near future.

Stock Performance Graph

        This graph compares the performance of our shares with the Standard & Poor's 500 Stock Index, an index consisting of publicly traded mortgage REITs (i.e., FTSE NAREIT Mortgage REITs) and an index consisting of apartment REIT's (i.e., FTSE NAREIT Equity Apartments). The graph assumes $100 invested on September 30, 2009 and assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BRT Realty Trust, the S&P 500 Index,
the FTSE NAREIT Mortgage REITs Index, and the FTSE NAREIT Equity Apartments Index

*
$100 invested on 9/30/09 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/09	9/10	9/11	9/12	9/13	9/14
BRT Realty Trust	$100.00	$112.11	$109.12	$114.04	$125.79	$131.58
S&P 500	100.00	110.16	111.42	145.07	173.13	207.30
FTSE NAREIT Mortgage REITs	100.00	110.21	113.64	151.36	138.66	156.48
FTSE NAREIT Equity Apartments	100.00	145.83	164.40	195.42	191.98	224.20

  Issuer Purchases of Equity Securities

        In September 2013, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which, through September 30, 2015, we may expend up to $2 million to repurchase our common shares. We did not repurchase any shares during the quarter ended September 30, 2014.

        In December 2014, our Board of Trustees increased to $4 million the amount we can spend to repurchase our common shares and extended the program through September 30, 2017. On December 12, 2014, we agreed to purchase 345,081 of our common shares at a price of $7 per share or a total of $2,416,000. The transaction will settle on December 17, 2014.

Item 6.    Selected Financial Data.

        The following table, not covered by the report of the independent registered public accounting firm, sets forth selected historical financial data for each of the fiscal years indicated. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.

(Dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
Operating statement data:
Total revenues(1)	$66,395	$31,805	$9,893	$3,958	$3,893
Total expenses(2)	83,980	44,951	17,390	7,479	10,265
Gain on sale of available-for-sale securities	—	530	605	1,319	1,586
Gain on sale of partnership interest	—	5,481	—	—	—
(Loss) income from continuing operations	(17,566)	(6,937)	(5,927)	(3,990)	(4,590)
Income from discontinued operations	1,400	9,026	7,477	8,914	(4,747)
Net (loss) income attributable to common shareholders	(9,454)	5,013	4,430	6,374	(8,015)
Earnings (loss) per beneficial share:
(Loss) income from continuing operations	$(.76)	$(.28)	$(.16)	$.35	$(.62)
Income from discontinued operations	.10	.63	.48	.10	.04

Basic and diluted (loss) earnings per share	$(.66)	$.35	$.32	$.45	$(.58)
Balance sheet data:
Total assets(3)	$734,620	$549,491	$385,956	$191,012	$186,266
Real estate properties, net(4)	635,612	402,896	190,317	59,277	55,843
Cash and cash equivalents	23,181	56,905	78,245	44,025	58,497
Restricted cash-construction holdback/multi-family	32,390	32,369	55,252	—	—
Available-for-sale securities at fair value	—	—	1,249	2,766	10,270
Assets related to discontinued operations	2,017	30,589	37,057	67,333	49,215
Mortgages payable(5)	482,406	313,216	169,284	14,417	12,557
Junior subordinated notes	37,400	37,400	37,400	37,400	40,815
Total BRT Realty Trust shareholders' equity	$130,140	$138,791	$133,449	$129,063	$124,554

(1)
The increases from 2012 through 2014 are due primarily to the operations of our multi-family properties.

(2)
The increases from 2012 through 2014 are due primarily to increased expenses (i.e., operating expense, interest expense and depreciation and amortization) related to our multi-family property activities. The increase in 2012 from 2011 is a result of, among other things, expenses associated with our multi-family property activities and interest expense associated with Phases I and II of the Newark Joint Venture financings.

(3)
The increases from 2012 through 2014 are due to our multi-family property acquisitions and the increase in 2012 from 2011 is due primarily to such acquisitions and the proceeds from the Newark Joint Venture financings and New Markets Tax Credits transactions.

(4)
The increases from 2012 through 2014 are due to our multi-family property acquisitions.

(5)
Approximately $154.6 million of the increase from 2013 to 2014 and approximately $141.9 million of the increase from 2012 to 2013 is due to the mortgage debt incurred in the multi-family property acquisitions. Of the increase from 2011 to 2012, approximately $89.7 million and $72.8 million is due to the multi-family mortgage debt and the Newark Joint Venture's financing transactions, respectively.

Funds from Operations; Adjusted Funds from Operations.

        In view of our multi- family property activities, we disclose below funds from operations ("FFO") and adjusted funds from operations ("AFFO") because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.

        We compute FFO in accordance with the "White Paper on Funds From Operations" issued by the National Association of Real Estate Investment Trusts ("NAREIT") and NAREIT's related guidance. FFO is defined in the White Paper as net income (loss) (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute AFFO by adjusting FFO for our straight-line rent accruals, restricted stock expense and deferred mortgage costs (including our share of our unconsolidated joint ventures).

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

        Management recognizes that there are limitations in the use of FFO and AFFO. In evaluating our performance, management is careful to examine GAAP measures such as net income (loss) and cash flows from operating, investing and financing activities. Management also reviews the reconciliation of net income (loss) to FFO and AFFO.

        The table below provides a reconciliation of net income (loss) determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2014	2013	2012	2011	2010
Net income (loss) attributable to common shareholders	$(9,454)	$5,013	$4,430	$6,374	$(8,015)
Add: depreciation of properties	15,562	7,076	1,992	705	662
Add: our share of depreciation in unconsolidated joint ventures	20	34	270	39	39
Add: impairment charges	—	—	—	—	3,370
Add: amortization of deferred leasing costs	62	64	59	48	48
Deduct: gain on sales of real estate	—	(6,250)	(792)	(1,346)	(1,937)
Adjustment for non-controlling interest	(4,012)	(1,549)	(600)	(335)	(313)

Funds from operations	2,178	4,388	5,359	5,485	(6,146)
Adjust for: straight line rent accruals	(542)	(263)	(23)	(78)	323
Add: restricted stock expense	805	691	757	847	834
Add: amortization of deferred mortgage costs	1,825	1,371	580	161	161
Adjustment for non-controlling interest	(424)	(463)	(247)	(35)	(35)

Adjusted funds from operations	$3,842	$5,724	$6,426	$6,380	$(4,863)

        The table below provides a reconciliation of net income (loss) per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2014	2013	2012	2011	2010
Net (loss) income attributable to common shareholders	$(.66)	$.35	$.32	$.45	$(.58)
Add: depreciation of properties	1.10	.51	.14	.05	.05
Add: our share of depreciation in unconsolidated joint ventures	—	—	.02	—	—
Add: impairment charge	—	—	—	—	.24
Add: amortization of deferred leasing costs	—	—	—	—	—
Deduct: gain on sales of real estate	—	(.44)	(.06)	(.10)	(.14)
Adjustment for non-controlling interest	(.28)	(.11)	(.04)	(.02)	(.02)

Funds from operations	.16	.30	.38	.38	(.45)
Adjustment for: straight line rent accruals	—	(.02)	—	(.01)	..02
Add: restricted stock expense	.06	.05	.05	.06	.06
Add: amortization of deferred mortgage costs	.13	.10	.04	.01	.01
Adjustment for non-controlling interest	(.03)	(.03)	(.04)	(.02)	(.02)

Adjusted funds from operations	$.28	$.40	$.44	$.42	$(.38)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a REIT that during the past three years engaged in three principal business activities: the ownership, operation and development of multi-family properties; the ownership, operation and development of commercial and mixed use real estate assets; and real estate lending. During this period, we commenced our multi-family property activities and de-emphasized our real estate lending activities. As of November 1, 2014, we are not engaged in real estate lending and the financial information (including our consolidated financial statements) included herein presents our real estate lending activities as discontinued operations.

        Our multi-family activities derives revenue primarily from tenant rental payments. Generally, these activities involve our investment of 80% of the equity in a joint venture that acquires a multi-family property, with the balance of the equity contributed by our joint venture partner. We commenced these activities in 2012 and as of September 30, 2014, 2013 and 2012, we owned 27, 14 and five multi-family properties, respectively, with 7,609, 3,786 and 1,452 units, respectively.

        Our ownership, operation and development of commercial, mixed use and other real estate assets is comprised principally of the activities of the Newark Joint Venture and to a lesser extent, the ownership and operations of various real estate assets located in New York and Florida. The Newark Joint Venture is engaged in the development of properties in downtown Newark, NJ. The properties are to be developed for educational, commercial, retail and residential use. The Newark Joint Venture is involved in a project known as "Teachers Village"—the project currently involves six buildings:

  •
  two buildings were completed in the summer of 2013 (i.e., Phase I of the project) and are partially tenanted by three charter schools and a day care center;

  •
  three buildings—one completed in August 2014, one completed in December 2014 and one anticipated to be completed by May 2015—when the third building is completed, these buildings will provide approximately 29,140 square feet of retail space and 123 residential units (i.e., Phase II of the project); and

  •
  one building, which will provide approximately 10,000 square feet of retail space and 81 residential units—the construction of this building will be funded from a portion of the financing and New Markets Tax Credits proceeds in aggregate amount of $30.2 million obtained in September 2014 (i.e., Phase III of the project).

        The venture, which contemplates developing certain of its other properties located in Newark (e.g., Market Street and some of the other land parcels at Teachers Village), is currently unprofitable and it is anticipated that the activities will continue to be unprofitable at least until the Teacher's Village project is constructed fully and reasonable occupancy levels achieved. The venture requires substantial third party funding (including tax credits and financing provided by governmental authorities) for its development activities—no assurance can be given that sufficient funding will be available for its development activities and even if sufficient funding is obtained and construction completed, that such activities will be profitable to us.

        Our real estate lending activities involved originating and holding for investment short-term senior mortgage loans secured by commercial and multi-family real estate properties. Revenue was generated from interest income (i.e, the interest borrowers paid on our loans) and to a lesser extent, loan fee income generated on the origination and extension of loans and investment income from securities transactions. These activities decreased over the past three years and we are no longer engaged in real estate lending. Accordingly, these activities are presented as discontinued operations.

        Net (loss) income attributable to common shareholders decreased by $14.5 million or 289% from $5 million in 2013 to $(9.5) million in 2014. Net loss increased due to the (i) $7.5 million decrease in income from discontinued operations due to our significantly reduced real estate lending activities and (ii) inclusion in 2013 of $5.1 million of net income attributable to our other real estate segment due primarily to the $5.5 million gain realized from sale of substantially all of our interest in a joint venture that owns a leasehold interest in midtown, New York City. Net (loss) income for 2014 was favorably impacted in our other real estate segment by a $2.6 million adjustment to non-controlling interest. This adjustment is due to the add back of the minority partner's share of interest expense due to a non-recurring deferred interest payment to us by the Newark Joint Venture on $19.5 million of debt (which is eliminated in consolidation). Net loss attributable to common shareholders from our multi-family activities increased in 2014 primarily due to increased real estate operating expenses, interest expense and depreciation and amortization expense related to the multi-family properties acquired in 2014 and the inclusion, for a full year, of such expenses related to the properties acquired in 2013.

2014 Developments

        The following summarizes certain of our activities in 2014 and our financial condition at year-end:

  •
  we acquired for an aggregate purchase price of $205.2 million (including aggregate mortgage debt of $144.7 million), 13 multi-family properties with an aggregate of 3,824 units and invested equity of approximately $66.0 million in multi-family properties (i.e., $62.3 million through joint ventures that acquired these properties and $3.7 million in an entity wholly-owned by us);

  •
  we originated $5.5 million of mortgage loans in 2014 compared to $70.3 million in 2013—as of November 1, 2014, we are no longer engaged in real estate lending;

  •
  the Newark Joint Venture completed one of the three buildings contemplated by Phase II of the Teachers Village project (the second building was completed in December 2014) and obtained an aggregate of $30.2 million in debt and New Markets Tax Credits proceeds to fund, among other things, Phase III of this project; and

  •
  we have cash and cash equivalents of approximately $23.2 million and approximately $19.8 million, at September 30, 2014 and December 1, 2014, respectively;

  Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

Revenues

        The following table compares our revenues for the years indicated:

(Dollars in thousands):	2014	2013	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$65,254	$30,592	$34,662	113.3%
Other income	1,141	1,213	(72)	(5.9)

Total revenues	$66,395	$31,805	$34,590	108.8%

        Rental and other revenue from real estate properties.    The components of the increase are: (i) approximately $20.6 million from 13 multi-family properties acquired in 2014; (ii) approximately $11.6 million due to the inclusion, for a full year, of nine properties that were owned for a portion of 2013; (iii) approximately $1.6 million primarily due to inclusion for a full year of rental income from the commercial tenants at Teachers Village; and (iv) $925,000 primarily due to rental rate increases at multi-family properties acquired prior to 2013.

        We anticipate that rental income will increase in 2015 as the 2014 operating results only includes multi-family and Newark Joint Venture rental income for a portion of such year due to the timing of the acquisitions of multi-family properties and the lease, for a full year, of commercial space at Teachers Village. Assuming, among other things, that rental and occupancy rates remain stable, and without giving effect to any further acquisitions, we estimate that rental income in 2015 from our 27 multi-family properties and our Newark Joint Venture will be approximately $76.5 million (i.e., $73.7 million from multi-family properties and $2.8 million from the Newark Joint Venture).

Expenses

        The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2014	2013	Increase (Decrease)	% Change
Operating expenses related to real estate properties	$37,067	$16,409	$20,289	123.6%
Interest expense	20,670	11,978	8,692	72.6
Advisor's fee, related party	1,801	971	830	85.5
Property acquisition costs	2,542	2,637	(95)	(3.6)
General and administrative	6,324	5,862	462	7.9
Depreciation and amortization	15,576	7,094	8,482	119.6

Total expenses	$83,980	$44,951	$39,029	86.8%

        Operating expenses related to real estate properties.    The increase is due to (i) operating expenses of $10.7 million from 13 multi-family properties acquired in 2014, (ii) $6.8 million to the inclusion, for a full year, of operating expenses from nine multi-family properties acquired in 2013, and (iii) $1.9 million to an increase in operating expenses at the Newark Joint Venture. Approximately $1.1 million of the increase at the Newark Joint Venture is due to the commencement of operations at the two buildings completed in September 2013 and $801,000 is due to the resumption of regular management fees after a one-time reduction in 2013. Operating expenses will increase in 2015 because 2014 only includes such expense for a portion of such year, as a result of re-assessments with respect to the 13 multi-family properties acquired in 2014 and real estate taxes at the properties acquired in 2014 may also increase as a result of such acquisitions. Assuming that operating expenses remain stable at our 27 multi-family properties, we estimate that in 2015, operating expenses with respect to these properties will be approximately $38.4 million, including $16.9 million attributable to the 13 properties acquired in 2014.

        Interest expense.    The components of the increase are as follows: (i) $7.8 million is due to mortgage interest expense on our multi-family properties (of which $4.7 million is due to mortgages on the 13 multi-family properties acquired in 2014 and $3.1 million to the inclusion, for a full year, of the expense associated with nine multi- family properties acquired in 2013; and (ii) $645,000 due to the decrease in capitalized interest as a result of the completion of the Phase I buildings in September 2013. Interest expense will increase in 2015 primarily because 2014 only includes interest expense for a portion of 2014 with respect to the aggregate mortgage debt of $139 million incurred in connection with the 2014 acquisitions of multi-family properties, and does not include the interest expense associated with the Newark Joint Venture financing completed on September 30, 2014. We estimate that our aggregate 2015 interest expense will be approximately $23.1 million (i.e., $15.9 million, $5.4 million and $1.8 million attributable to our multi-family properties, the Newark Joint Venture's financing arrangements and the junior subordinated notes, respectively). Capitalized interest was $1.3 million and $2.3 million in 2014 and 2013, respectively.

        Advisor's fee, related party.    The fee, calculated based on invested assets, increased primarily due to the purchase of multi-family properties in 2014 and 2013. Approximately $215,000 and $831,000 of the fees paid to the advisor is recorded in discontinued operations for 2014 and 2013, respectively.

        General and administrative expense.    The increase is due primarily to increased time spent by our full-time personnel on multi-family properties activities and the recording, particularly for 2013, of the expense related to our real estate lending activities in discontinued operations. General and administrative expense is allocated between our two segments in 2014 and 2013 in proportion to the estimated time spent by such personnel on such segments.

        Depreciation and amortization.    The components of the increase are as follows: (i) $3.2 million is due to the 13 multi-family properties acquired in 2014, (ii) $4.4 million is due to the inclusion, for a full year, of nine multi-family properties acquired in 2013 and (iii) $781,000 is due to the commencement of depreciation with respect to the two Phase I buildings at Teachers Village completed in August/September 2013. We estimate that in 2015, depreciation and amortization relating to our 27 multi-family and Newark Joint Venture properties will be approximately $19 million.

Other revenue and expense items

        The following table compares other revenue and expense items for the years indicated:

(Dollars in thousands)	2014	2013	Increase (Decrease)	% Change
Equity in earnings of unconsolidated ventures	$19	$198	$(179)	(90.4)%
Gain on sale of available-for-sale securities	—	530	(530)	(100.0)
Gain on sale of partnership interest	—	5,481	(5,481)	(100.0)

	$19	$6,209	$(6,190)	99.7%

        Equity in earnings of unconsolidated joint ventures.    The decrease is primarily due to the inclusion in 2013 of the equity in earnings of a joint venture. We sold substantially all of our interest in this joint venture in 2013.

        Gain on sale of available-for-sale securities.    The decrease is due to the inclusion in the prior year of gains from the sales of securities. There were no sales in 2014.

        Gain on sale of partnership interest.    In July 2013, we sold substantially all of our interest in a joint venture that owns a leasehold interest in a property in Manhattan, NY, and recognized a gain of $5.5 million. There was no corresponding gain in 2014.

Discontinued Operations

        Discontinued operations primarily reflects our real estate lending activities. Discontinued operations were $1.4 million in 2014 compared to approximately $9 million in 2013. The decrease is primarily due to significantly decreased real estate lending activities.

  Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

Revenues

        The following table compares our revenues for the years indicated:

(Dollars in thousands):	2013	2012	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$30,592	$8,675	$21,917	252.6%
Other income	1,213	1,218	(5)	(.4)

Total revenues	$31,805	$9,893	$21,912	221.5%

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

Expenses

        The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2013	2012	Increase (Decrease)	% Change
Operating expenses related to real estate properties	$16,409	$6,042	$10,367	171.6%
Interest expense	11,978	3,778	8,200	217.0
Advisor's fee, related party	971	420	551	131.1
Property acquisition costs	2,637	2,407	230	9.6
General and administrative	5,862	2,739	3,123	114.0
Depreciation and amortization	7,094	2,004	5,090	254.0

Total expenses	$44,951	$17,390	$27,561	158.5%

        Operating expenses related to real estate properties.    The increase is due to operating expenses of $5.9 million from nine multi-family properties acquired in 2013, $3.4 million is due to the inclusion, for a full year, of operating expenses from three multi-family properties acquired in 2012 and $1.6 million is due to the consolidation of two multi-family properties that were unconsolidated until August 2012. This was partially offset by a $538,000 reduction in operating expenses at the Newark Joint Venture primarily due to reduced management fees paid to its manager/developer as a result of a retroactive change, effective February 2012, in the management agreement.

        Interest expense.    The components of the increase are as follows: (i) $5.2 million is due to the mortgage interest expense on our multi- family properties (of which $2.7 million is due to mortgages on the nine multi-family properties acquired in 2013, $1.9 million is due to the inclusion, for a full year, of interest expense associated with three multi- family properties acquired in 2012, and $707,000 is due to the interest expense associated with two multi-family joint ventures that were unconsolidated until August 2012); (ii) $1.9 million is due to the inclusion, for a full year, of the interest expense related to the Newark Joint Venture's 2012 financings; and (iii) $592,000 is due to the increase, in August 2012, of the annual interest rate on the junior subordinated notes from 3% to 4.9%. Capitalized interest was $2.3 million and $1.6 million in 2013 and 2012, respectively.

        Advisor's fee, related party.    The fee, calculated based on invested assets, increased primarily due to the purchase of 13 multi-family properties in 2013 and 2012. Approximately $831,000 and $684,000 of the fees paid to the advisor is recorded in discontinued operations for 2013 and 2012, respectively.

        Property acquisition costs.    These costs were incurred in connection with our purchase of multi-family properties. Such costs included acquisition fees (including fees paid to our joint venture partners for sourcing transactions), brokerage fees, and legal, due diligence and other transactional costs and expenses.

        General and administrative expense.    The change is due primarily to the manner in which this expense was allocated between our segments. For 2013, this expense is allocated among our two segments in proportion to the estimated time spent by our full-time personnel on such segments and in 2012 is allocated in proportion to the equity invested in each segment.

        Depreciation and amortization.    The components of the increase are as follows: (i) $2.6 million is due to the nine multi-family properties acquired in 2013; and (ii) $2.3 million is due to the inclusion, for a full year, of five multi-family properties acquired in 2012 (including two properties that were unconsolidated until August 2012).

Other revenue and expense items

        The following table compares other revenue and expense items for the years indicated:

(Dollars in thousands)	2013	2012	Increase (Decrease)	% Change
Equity in earnings of unconsolidated ventures	$198	$965	$(766)	(79.5)%
Gain on sale of available-for-sale securities	530	605	(75)	(12.4)
Gain on sale of partnership interest	5,481	—	5,481	*

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

Discontinued operations

        Discontinued operations were approximately $9 million in 2013 compared to approximately $7.5 million in 2012. The increase is primarily due to the recovery in 2013 of a $1 million of loan amounts written off in prior years.

Credit Facility

        Our $25 million revolving credit facility expired in June 2014. We made limited use of this facility and its expiration did not and will not have a material adverse effect on us.

Disclosure of Contractual Obligations

        The following table sets forth as of September 30, 2014 our known contractual obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations(1)	$36,561	$61,382	$204,949	$396,096	$698,988
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligation	198	297	116	349	960
Purchase Obligations(2)(3)(4)	5,444	10,888	10,888	—	27,220
Other Long-Term Liabilities Reflected on the Trust's Balance Sheet Under GAAP	—	—	—	—	—

Total	$42,203	$72,657	$215,953	$396,445	$727,168

(1)
Includes payments of principal (including amortization payments) and interest. Assumes that the (i) qualified school construction bonds ($22.7 million as of September 30, 2014) issued in connection with the Newark Joint Venture financing transactions will be refinanced in 2018 on the terms currently in effect and (ii) interest rate on the junior subordinated notes after April 30, 2016 will be 2.15% per annum. See note 7 to our consolidated financial statements. The following table sets forth as of September 30, 2014 information regarding the components of our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Multi-family properties	$26,010	$42,690	$168,568	$251,886	$489,154
Newark Joint Venture	8,525	16,098	34,387	92,135	151,145
Junior subordinated notes	1,833	2,208	1,608	50,735	56,384
Other	193	386	386	1,340	2,305

Total	$36,561	$61,382	$204,949	$396,096	$698,988

(2)
Assumes that $474,000 will be paid annually pursuant to the shared services agreement and $2,212,000 pursuant to the Advisory Agreement. Such sums reflect the amount paid in 2014 pursuant to such agreements. No amounts have been reflected as payable pursuant thereto after five years as such amounts are not determinable. See "Business—Our Structure."

(3)
Assumes that approximately $2.8 million of property management fees will be paid annually to the managers of our multi-family properties. Such sum reflects the amount we anticipate paying in 2015 on the 27 multi-family properties we owned at September 30, 2014. These fees are typically charged based on a percentage of rental revenues from a property. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable.

(4)
Excludes the purchase obligations of the Newark Joint Venture relating to the construction and related costs of completing Phases II and III of the Teachers Village project. It is anticipated that such costs will be covered by the application of the $22.8 million reflected on our consolidated balance sheet as restricted cash—Newark. See also "—Liquidity and Capital Resources—Newark Joint Venture."

Liquidity and Capital Resources

        We require funds to acquire properties (including investments in joint ventures that acquire properties), repay borrowings and pay operating expenses. In 2014, our primary sources of capital and liquidity were our available cash (including restricted cash) and mortgage debt financing (an aggregate of $170.8 million, of which $153.7 million was used to acquire multi-family properties). Our available liquidity at September 30, 2014 and December 1, 2014, was approximately $23.2 million and $19.8 million, respectively.

Multi-Family Properties

        We anticipate that the operating expenses will be funded from cash generated from the operations of these properties and that the $46.8 million of debt service (including $15.3 million of principal payments) payable from 2015 through 2016 will be funded from the cash generated from operations of these properties and the refinancing of the mortgage debt which mature during this period. The mortgage debt with respect to these properties generally is non-recourse to us and our subsidiary holding our interest in the applicable joint venture. At September 30, 2014, approximately $9.6 million of restricted cash is available to fund improvements to these properties.

        We anticipate that the construction and other costs associated with the Greenville, South Carolina development project will be funded by capital previously contributed by our joint venture and us and in-place construction financing of up to $38.6 million. See note 7 of the consolidated financial statements.

Newark Joint Venture

        The Newark Joint's Venture's capital resource and liquidity requirements through September 30, 2016 (excluding development activities, if any, with respect to Market Street or the other Newark Joint Venture properties) are primarily operating expenses in excess of rental revenue, debt service associated with Phases I-III of the Teachers Village project and the construction and related costs associated with Phases II and III of this project.

        The approximate $43.8 million required as of September 30, 2014 to complete Phases II and III of the Teachers Village project will be funded by approximately $22.1 million of the $22.8 million reflected as restricted cash-Newark on our consolidated balance sheet, and by approximately $21.7 million of committed but unfunded loans and tax credits, which are not reflected on our consolidated balance sheet. The foregoing sums are to be released or funded, from time to time upon satisfaction of specified construction and permitting related conditions. Though we believe that the Newark Joint Venture has sufficient funds to complete Phases II and III of the Teachers Village project, no assurance can be given in this regard.

        We also anticipate that approximate $17.7 million of debt service payable from 2015 through 2016 and the estimated aggregate operating expenses of $1.8 million for such years for the Teachers Village project will be funded as follows:

  •
  $1.2 million from an interest reserve,

  •
  $2.3 million from the US Treasury interest subsidy on the qualified school construction bonds,

  •
  $8.1 million from New Jersey tax credits, and

  •
  the $8.9 million balance from funds generated from the operations of such properties (i.e., rental revenues).

        After giving effect to the approximately $1.45 million of annual rental payments to be generated from the leases with the three charter schools and a day-care center, the Newark Joint Venture estimates that it will require at least an additional $6.0 million in rental payments from commercial and residential tenants at the Teachers Village buildings to cover debt service and operating expenses for each of 2015 and 2016. While the Newark Joint Venture believes that the tenants of the leased retail space at the four completed buildings will, subject to the satisfaction of certain requirements, be rent paying by mid-2015, there is no assurance that such conditions will be satisfied, that the venture will be able to lease the balance of the space at such buildings or the two remaining buildings under construction and to be constructed and that if fully leased, the rental payments therefrom and from rental revenues from the residential units will be sufficient to cover debt service and operating expenses. We may make additional capital contributions to the Newark Joint Venture to cover the shortfall, if any.

        In December 2014 our board of trustees increased to $4 million the amount we can spend to repurchase our common shares and extended the program through September 30, 2017. On December 12, 2014, we agreed to purchase 345,081 of our common shares at a price of $7 per share or a total of $2,416,000. This transaction will settle on December 17, 2014.

        We believe we have sufficient funds to meet our operating expenses in 2015 and 2016 and to fund any capital contributions required by the general operations of Newark Joint Venture. Our ability to acquire and/or improve multi-family properties is limited by our available cash and the availability of mortgage debt.

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

Principles of Consolidation

        We have entered into, and may continue to enter into, various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these joint ventures whether to consolidate the entity or account for our investment under the equity or cost basis of accounting. Investments acquired or created are continually evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the manager of a limited liability company, we also consider the consolidation guidance relating to the rights of non-managing members to assess whether any rights held by such members overcome the presumption of control by us. We evaluate our accounting for investments on a quarterly basis or when a reconsideration event (as defined in GAAP) with respect to our investments occurs. The analysis required to identify VIEs and primary beneficiaries is complex and requires substantial management judgment.

Carrying Value of Real Estate Portfolio

        We conduct a quarterly review of each real estate asset owned by us and our joint ventures. This review is conducted in order to determine if indicators of impairment are present on the real estate.

        In reviewing the value of the real estate assets owned, whether by us or our joint ventures, if there is an indicator of impairment, we seek to arrive at the fair value of each real estate asset by using one or more valuation techniques, such as comparable sales, discounted cash flow analysis or replacement cost analysis. Our real estate assets and our joint ventures' real estate assets are evaluated for indicators of impairment. If the analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover the investment made by us or any joint venture, as the case may be, an impairment provision will be calculated based upon the excess of the carrying amount of the property over its fair value using a discounted cash flow model. Real estate assets are valued at the lower of the recorded cost or estimated fair value. Any impairment taken with respect to our real estate assets reduces our net income, assets and shareholders' equity to the extent of the amount of the allowance, but it will not affect our cash flow until such time as the property is sold. No such charges were taken in the past three years.

Revenue Recognition

        We recognize rental income on an accrual basis, unless we make a judgment that impairment of real estate owned renders doubtful collection of rent in accordance with the applicable lease. In making a judgment as to the collectability of rent, we consider, among other factors, the status of the property, the tenant's financial condition, payment history and anticipated events in the future. Accordingly, management must make a significant judgment as to whether to treat real estate owned as impaired. If we make a decision to treat a "problem" or real estate asset as not impaired and therefore continue to recognize the rent as income on an accrual basis, we could overstate income by recognizing income that will not be collected and the uncollectible amount will ultimately have to be written off. The period in which the uncollectible amount is written off could adversely affect taxable income for a specific year.

Purchase Price Allocations

        We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we use a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

        We have not paid cash dividends since 2010. At December 31, 2013, we had a net operating loss carry-forward of approximately $54 million. Since we can offset our future taxable income, if any, against our tax loss carry-forward until the earlier of 2028 or the tax loss carry- forward has been fully used, we do not expect to pay a dividend in calendar 2015 and it is unlikely that we will be required to pay a dividend for several years thereafter to maintain our REIT status. We do not expect to pay dividends in the near future.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our junior subordinated notes bear interest at a fixed rate through April 2016 and accordingly, the effect of changes in interest rates would not currently impact the amount of interest expense that we incur under such indebtedness.

        With the exception of four mortgages (one which is subject to an interest rate swap agreement), all of our mortgage debt is fixed rate. For the variable rate debt, an increase of 100 basis points in the interest rate would have a negative annual effect of approximately $298,000 and a decrease of 100 basis points in the interest rate would have a $69,000 positive effect on income before taxes.

        As of September 30, 2014, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At September 30, 2014, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have increased by approximately $78,000. If there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have decreased by approximately $104,000. These changes would not have any impact on our net income or cash.

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

Management's Report on Internal Control Over Financial Reporting

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

        Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992).

        Based on its assessment, our management believes that, as of September 30, 2014, our internal control over financial reporting was effective based on those criteria.

        Our independent auditors, BDO USA, LLP, have issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities."

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by Item 10 is incorporated herein by reference to the applicable information to be in the proxy statement to be filed for our 2015 Annual Meeting of Shareholders.

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by Item 11 will be included in the proxy statement to be filed relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Except as set forth below, the information required by Item 12 will be included in the proxy statement to be filed relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

        The table below provides information as of September 30, 2014 with respect to our Common Shares that may be issued upon exercise of outstanding options, warrants and rights:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available-for future issuance under equity compensation plans—excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	—	—	328,025
Equity compensation plans not approved by security holders	—	—	328,025
Total	—	—

(1)
Excludes 271,925 outstanding shares of restricted stock issued to officers, directors, employees and consultants. These restricted shares generally vest five years from the effective date of the award, subject to acceleration as provided in the agreement and incentive plan governing same.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information concerning relationships and certain transactions required by Item 13 will be included in the proxy statement to be filed relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information concerning our principal accounting fees required by Item 14 will be included in the proxy statement to be filed relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Exhibit No.		Title of Exhibits
3.1		Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2005).

3.2		By-laws (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2005).

3.3		Amendment to By-laws, dated December 10, 2007 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 11, 2007).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 18, 2011).

10.1	*	Amended and Restated Advisory Agreement, effective as of January 1, 2007, between us and REIT Management Corp. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 27, 2006).

10.2	*	Amendment No. 1 dated as of December 8, 2011 to Amended and Restated Advisory Agreement between us and REIT Management (incorporated by reference to exhibit 10.2 to our Form 10-Q for the period ended December 31, 2011).

10.3	*	Amendment No. 2 dated as of March 12, 2014 and effective as of June 30, 2014 to Amended and Restated Advisory Agreement between us and REIT Management, as amended. (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2014)

10.4	*	Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., us, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10.2 to our Form 10-K filed December 11, 2008).

10.5		Amended and Restated Limited Liability Company Operating Agreement by and among TRB Newark Assemblage LLC, TRB Newark TRS, LLC, RBH Capital, LLC and RBH Partners LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 9, 2009).

10.6	*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to our Form 10-K for the year ended September 30, 2010).

10.7	*	Form of Restricted Shares Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the period ended December 31, 2013).

10.8	*	2009 Incentive Plan, as amended (incorporated by reference to exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2011).

10.9	*	2012 Incentive Plan (incorporated by reference to exhibit 99.1 to our Registration Statement on Form S-8 filed on June 11, 2012 (File No. 333-182044)).

10.10		Bond agreement dated as of December 1, 2011 by and among the New Jersey Economic Development Authority, RBH-TRB East Mezz Urban Renewal Entity, LLC and TD Bank, N.A. (incorporated by reference to exhibit 10.3 to our Form 10-Q for the period ended December 31, 2011).

10.11		Note dated December 29, 2011 issued by RBH-TRB East Mezz Urban Renewal Entity LLC in favor of New Jersey Economic Development Authority (incorporated by reference to exhibit 10.4 to our Form 10-Q for the period ended December 31, 2011).

10.12		Multi-Family Loan and Security Agreement (Non-Recourse) by and between Landmark at Garden Square, LLC, and Berkadia Commercial Mortgage LLC, dated as of March 22, 2012 (incorporated by reference to exhibit 10.1 to our Form 10-Q for the period ended March 31, 2012).

Exhibit No.	Title of Exhibits
10.13	Consolidated, Amended and Restated Multi-family Note entered into as of March 22, 2012, by and between Landmark at Garden Square, LLC and Berkadia Commercial Mortgage LLC. (incorporated by reference to exhibit 10.2 to our Form 10-Q for the period ended March 31, 2012).

10.14	Mortgage and Security Agreement made as of February 3, 2012, given by RBH-TRB East Mezz Urban Renewal Entity, LLC, in favor of New Jersey Economic Development Authority (incorporated by reference to exhibit 10.4 to our Form 10-Q for the period ended March 31, 2012).

10.15	Guaranty of Completion made as of the 3rd day of February, 2012, by RBH-TRB Newark Holdings, LLC, and RBH-TRB East Mezz Urban Renewal Entity, LLC, in favor of TD Bank, N.A. (incorporated by reference to exhibit 10.5 to our Form 10-Q for the period ended March 31, 2012).

10.16	Security Agreement dated as of February 3, 2012, by and between RBH-TRB East Mezz Urban Renewal Entity, LLC and TD Bank, N.A. (incorporated by reference to exhibit 10.6 to our Form 10-Q for the period ended March 31, 2012).

10.17	Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated February 3, 2012 in the amount of $32,700,000 from Teachers Village School QALICB Urban Renewal, LLC to NJCC CDE Essex LLC, and Gateway SUB-CDE I, LLC. (incorporated by reference to exhibit 10.7 to our Form 10-Q for the period ended March 31, 2012).

10.18	Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated February 3, 2012 in the amount of $27,000,000 from Teachers Village School QALICB Urban Renewal, LLC to NJCC CDE Essex LLC, and Gateway SUB-CDE I, LLC. (incorporated by reference to exhibit 10.8 to our Form 10-Q for the period ended March 31, 2012).

10.19	Joint and Several Completion Guaranty dated as of February 3, 2012, by Teachers Village School QALICB Urban Renewal, LLC, and RBH-TRB Newark Holdings, LLC, to TD Bank, N.A. Gateway SUB-CDE I, LLC, and NJCC CDE Essex LLC. (incorporated by reference to exhibit 10.9 to our Form 10-Q for the period ended March 31, 2012).

10.20	Guaranty of New Markets Tax Credits made as of February 3, 2012, by Teachers Village School QALICB Urban Renewal, LLC, and RBH-TRB Newark Holdings, LLC, for the benefit of GSB NMTC Investor LLC. (incorporated by reference to exhibit 10.10 to our Form 10-Q for the period ended March 31 2012).

10.21	Multi-Family Loan and Security Agreement dated as of the June 20, 2012 by and between Madison 324, LLC and CWCapital LLC. (incorporated by reference to exhibit 10.1 to our Form 10-Q for the period ended June 30, 2012)

10.22	Multi-Family Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of the 20th day of June, 2012, executed by Madison 324, LLC to Joseph B. Pitt, JR, as trustee for the benefit of CWCapital LLC. (incorporated by reference to exhibit 10.2 to our Form 10-Q for the period ended June 30, 2012).

10.23	Multi-Family Note dated as of June 20, 2012 in face amount of $25,680,000 issued by Madison 324, LLC in favor of CWCapital LLC. (incorporated by reference to exhibit 10.3 to our Form 10-Q for the period ended June 30, 2012).

10.24	Guaranty of New Markets Tax Credits made as of September 11, 2012, by Teachers Village Project A QALICB Urban Renewal Entity, LLC, and RBH-TRB Newark Holdings, LLC for the benefit of GSB NMTC Investor LLC, its successors and assigns (incorporated by reference to exhibit 10.32 to our Form 10-K for the year ended September 30, 2012).

Exhibit No.	Title of Exhibits
10.25	Guaranty of Payment and Recourse Carveouts made as of the 11th day of September, 2012, by RBH-TRB Newark Holdings, LLC and Ron Beit-Halachmy, in favor of Goldman Sachs Bank USA. (incorporated by reference to exhibit 10.33 to our Form 10-K for the year ended September 30, 2012).

10.26	Joint and Several Completion Guaranty dated as of September 11, 2012, made on a joint and several basis by Teachers Village Project A QALICB Urban Renewal Entity, LLC and RBH-TRB Newark Holdings LLC, to Goldman Sachs Bank USA. (incorporated by reference to exhibit 10.34 to our Form 10-K for the year ended September 30, 2012).

10.27	Environmental Indemnity Agreement dated as of September 11, 2012, made by Teachers Village Project A QALICB Urban Renewal Entity, LLC, to Goldman Sachs Bank USA. (incorporated by reference to exhibit 10.35 to our Form 10-K for the year ended September 30, 2012).

10.28	Environmental Indemnity Agreement dated as of September 11, 2012, made by Teachers Village Project A QALICB Urban Renewal Entity, LLC, to GSB NMTC Investor LLC; Carver CDC-Subsidiary CDE 21, LLC; NCIF New Markets Capital Fund IX CDE, LLC; GSNMF Sub-CDE 2 LLC; and BACDE NMTC Fund 4, LLC. (incorporated by reference to exhibit 10.36 to our Form 10-K for the year ended September 30, 2012).

10.29	Building Loan Agreement dated as of September 11, 2012 by and among GSB NMTC Investor LLC, and NCIF New Markets Capital Fund IX CDE, LLC; NCIF New Markets Capital Fund IX CDE LLC, Carver CDC-Subsidiary CDE-21, LLC, BACDE NMTC Fund 4 LLC, GSNMF Sub-CDE 2 LLC and Teachers Village Project A QALICB Urban Renewal Entity, LLC. (incorporated by reference to exhibit 10.37 to our Form 10-K for the year ended September 30, 2012).

10.30	Mortgage, Assignment of Leases and Rents and Security Agreement dated September 2012 in the amount of $15,699,999 from Teachers Village Project A QALICB Urban Renewal Entity, LLC to NCIF New Markets Capital Fund IX CDE, LLC, Carver CDC-Subsidiary CDE 21, LLC, BACDE NMTC Fund 4, LLC and GSNMF Sub-CDE 2, LLC. (incorporated by reference to exhibit 10.38 to our Form 10-K for the year ended September 30, 2012).

10.31	Mortgage, Assignment of Leases and Rents and Security Agreement dated September 2012 in the amount of $9,000,000 from Teachers Village Project A QALICB Urban Renewal Entity, LLC, to Goldman Sachs Bank USA. (incorporated by reference to exhibit 10.39 to our Form 10-K for the year ended September 30, 2012).

10.32	Loan Agreement dated as of September 11, 2012 between Goldman Sachs Bank USA, and RBH-TRB Newark Holdings, LLC (incorporated by reference to exhibit 10.40 to our Form 10-K for the year ended September 30, 2012).

10.33	Building Loan Agreement dated as of September 11, 2012 by and between Goldman Sachs Bank USA, and Teachers Village Project A QALICB Urban Renewal Entity, LLC (incorporated by reference to exhibit 10.41 to our Form 10-K for the year ended September 30, 2012 (incorporated by reference to exhibit 10.41 to our Form 10-K for the year ended September 30, 2012).

10.34	Loan Agreement made as of the 11th day of September, 2012, by and between RBH-TRB-West I Mezz Urban Renewal Entity, LLC, and Goldman Sachs Bank USA, Carver CDC-Subsidiary CDE 21, LLC, and BACDE NMTC Fund 4, LLC, and GSNMF Sub- CDE 2 LLC, and Teachers Village Project A QALICB Urban Renewal Entity, LLC. (incorporated by reference to exhibit 10.42 to our Form 10-K for the year ended September 30, 2012).

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges

Exhibit No.	Title of Exhibits
14.1	Revised Code of Business Conduct and Ethics of BRT Realty Trust, adopted June 12, 2006 (incorporated by reference to Exhibit 14.1 to the Form 8-K of BRT Realty Trust filed June 14, 2006).

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO USA LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act")

31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Act

32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Act

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BRT REALTY TRUST
Date: December 12, 2014	By:	/s/ JEFFREY A. GOULD Jeffrey A. Gould Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ISRAEL ROSENZWEIG Israel Rosenzweig	Chairman of the Board	December 12, 2014
/s/ JEFFREY A. GOULD Jeffrey A. Gould	Chief Executive Officer, President and Trustee (Principal Executive Officer)	December 12, 2014
/s/ KENNETH BERNSTEIN Kenneth Bernstein	Trustee	December 12, 2014
/s/ ALAN GINSBURG Alan Ginsburg	Trustee	December 12, 2014
/s/ FREDRIC H. GOULD Fredric H. Gould	Trustee	December 12, 2014
/s/ MATTHEW J. GOULD Matthew J. Gould	Trustee	December 12, 2014
/s/ LOUIS C. GRASSI Louis C. Grassi	Trustee	December 12, 2014

Signature	Title	Date

/s/ GARY HURAND Gary Hurand	Trustee	December 12, 2014
/s/ JEFFREY RUBIN Jeffrey Rubin	Trustee	December 12, 2014
/s/ JONATHAN SIMON Jonathan Simon	Trustee	December 12, 2014
/s/ ELIE WEISS Elie Weiss	Trustee	December 12, 2014
/s/ GEORGE E. ZWEIER George E. Zweier	Chief Financial Officer, Vice President (Principal Financial and Accounting Officer)	December 12, 2014

Item 8, Item 15(a)(1) and (2)

        Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
BRT Realty Trust and Subsidiaries
Great Neck, New York

        We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries (the "Trust") as of September 30, 2014 and 2013 and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BRT Realty Trust and Subsidiaries at September 30, 2014, and 2013 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRT Realty Trust and Subsidiaries' internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated December 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

New York, New York
December 12, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
BRT Realty Trust and Subsidiaries
Great Neck, New York

        We have audited BRT Realty Trust and Subsidiaries' (the "Trust") internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). BRT Realty Trust and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures—Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion, BRT Realty Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRT Realty Trust and Subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2014 and our report dated December 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA LLP

New York, New York
December 12, 2014

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30,
	2014	2013
ASSETS
Real estate properties, net of accumulated depreciation of $27,424 and $11,862	$635,612	$402,896
Cash and cash equivalents	23,181	56,905
Restricted cash—Newark	22,835	29,279
Restricted cash—multi-family	9,555	3,360
Deferred costs, net	13,515	12,833
Deposits and escrows	12,273	6,151
Other assets	15,632	7,478
Assets related to discontinued operations	2,017	30,589

Total Assets	$734,620	$549,491

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$482,406	$313,216
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	15,185	7,769
Deferred income	30,990	25,848

Total Liabilities	565,981	384,233
Commitments and contingencies	—	—
Equity:
BRT Realty Trust shareholders' equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,655 and 13,535 issued	40,965	40,606
Additional paid-in capital	166,209	165,763
Accumulated other comprehensive loss	(8)	(6)
Accumulated deficit	(77,026)	(67,572)

Total BRT Realty Trust shareholders' equity	130,140	138,791
Non-controlling interests	38,499	26,467

Total Equity	168,639	165,258

Total Liabilities and Equity	$734,620	$549,491

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended September 30,
	2014	2013		2012
Revenues:
Rental and other revenue from real estate properties	$65,254		$30,592		$8,675
Other income	1,141		1,213		1,218

Total revenues	66,395		31,805		9,893

Expenses:
Operating expenses relating to real estate properties	37,067		16,409		6,042
Interest expense	20,670		11,978		3,778
Advisor's fees, related party	1,801		971		420
Property acquisition costs	2,542		2,637		2,407
General and administrative—including $623, $779 and $705 to related party	6,324		5,862		2,739
Depreciation and amortization	15,576		7,094		2,004

Total expenses	83,980		44,951		17,390

Total revenues less total expenses	(17,585)		(13,146)		(7,497)
Equity in earnings of unconsolidated ventures	19		198		965
Gain on sale of available-for-sale securities	—		530		605
Gain on sale of partnership interest	—		5,481		—

Loss from continuing operations	(17,566)		(6,937)		(5,927)
Discontinued operations:
Income from discontinued operations	1,400		8,257		3,493
Gain on sale of loan	—		—		3,192
Gain on sale of real estate assets	—		769		792

Discontinued operations	1,400		9,026		7,477

Net (loss) income	(16,166)		2,089		1,550
Plus: net loss attributable to non-controlling interests	6,712		2,924		2,880

Net (loss) income attributable to common shareholders	$(9,454)		$5,013		$4,430

Basic and diluted per share amounts attributable to common shareholders:
Loss from continuing operations	$(.76)	$	( .28)	$	( .16)
Income from discontinued operations	.10		.63		.48

Basic and diluted (loss) earnings per share	$(.66)		$.35		$.32

Amounts attributable to BRT Realty Trust:
Loss from continuing operations	$(10,854)	$	(3,244)		$(2,255)
Income from discontinued operations	1,400		8,257		6,685

Net (loss) income attributable to common shareholders	$(9,454)		$5,013		$4,430

Weighted average number of common shares outstanding:
Basic and diluted	14,265,589		14,137,091		14,035,972

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	Year Ended September 30,
	2014	2013	2012
Net (loss) income	$(16,166)	$2,089	$1,550
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	—	(460)	182
Unrealized (loss) gain on derivative instruments	(2)	98	(104)

Other comprehensive (loss) income	(2)	(362)	78

Comprehensive (loss) income	(16,168)	1,727	1,628
Plus comprehensive loss attributable to non-controlling interests	6,712	2,909	2,896

Comprehensive (loss) income attributable to common shareholders	$(9,456)	$4,636	$4,524

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended September 30, 2014, 2013 and 2012

(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Treasury Shares	Non Controlling Interests	Total
Balances, September 30, 2011	$44,981	$171,889	$278	$(77,015)	$(11,070)	$6,666	$135,729
Restricted stock vesting	—	(319)	—	—	319	—	—
Compensation expense—restricted stock	—	758	—	—	—	—	758
Contributions from non-controlling interests	—	—	—	—	—	11,243	11,243
Distributions to non-controlling interests	—	—	—	—	—	(1,460)	(1,460)
Shares repurchased (139,507 shares)	(419)	(461)	—	—	—	—	(880)
Retirement of treasury shares (1,380,978 shares)	(4,142)	(6,609)	—	—	10,751	—	—
Net income (loss)	—	—	—	4,430	—	(2,880)	1,550
Other comprehensive income	—	—	78	—	—	—	78

Comprehensive income	—	—	—	—	—	—	1,628

Balances, September 30, 2012	$40,420	$165,258	$356	$(72,585)	—	$13,569	$147,018
Restricted stock vesting	186	(186)	—	—	—	—	—
Compensation expense—restricted stock	—	691	—	—	—	—	691
Contributions from non-controlling interests	—	—	—	—	—	17,192	17,192
Distributions to non-controlling interests	—	—	—	—	—	(1,370)	(1,370)
Net income (loss)	—	—	—	5,013		(2,924)	2,089
Other comprehensive loss	—	—	(362)	—	—	—	(362)

Comprehensive income	—	—	—	—	—	—	1,727

Balances, September 30, 2013	$40,606	$165,763	$(6)	$(67,572)	—	$26,467	$165,258
Restricted stock vesting	359	(359)	—	—	—	—	—
Compensation expense—restricted stock	—	805	—	—	—	—	805
Contributions from non-controlling interests	—	—	—	—	—	22,062	22,062
Distributions to non-controlling interests	—	—	—	—	—	(3,318)	(3,318)
Net loss	—	—	—	(9,454)		(6,712)	(16,166)
Other comprehensive loss	—	—	(2)	—	—	—	(2)

Comprehensive loss	—	—	—	—	—	—	(16,168)

Balances, September 30, 2014	$40,965	$166,209	$(8)	$(77,026)	$—	$38,499	$168,639

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(16,166)	$2,089	$1,550
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Recovery of previously provided allowances	(10)	(1,066)	(156)
Depreciation and amortization	17,535	8,713	2,753
Amortization of deferred fee income	(393)	(1,820)	(2,249)
Amortization of restricted stock	805	691	758
Gain on sale of partnership interest	—	(5,481)	—
Gain on sale of real estate assets	—	(769)	(792)
Gain on sale of available-for-sale securities	—	(530)	(605)
Gain on sale of loan	—	—	(3,192)
Equity in earnings of unconsolidated joint ventures	(19)	(198)	(829)
Distribution of earnings of unconsolidated joint ventures	8	175	578
(Increase) decrease in straight line rent	(569)	(264)	33
Increases and decreases from changes in other assets and liabilities:
Decrease in interest and dividends receivable	273	183	174
Increase in prepaid expenses	(548)	(440)	(266)
(Increase) decrease in prepaid interest	(1,016)	2,463	(3,979)
Increase in accounts payable and accrued liabilities	7,416	1,460	2,835
Decrease in deferred costs	—	(519)	(308)
Increase in security deposits and other receivable	(12,167)	(3,995)	(3,436)
Other	16	74	(353)

Net cash (used in) provided by operating activities	(4,835)	766	(7,484)

Cash flows from investing activities:
Collections from real estate loans	34,045	76,872	124,758
Additions to real estate loans	(5,533)	(70,288)	(98,607)
Proceeds from the sale of loans and loan participations	—	—	15,657
Loan loss recoveries	10	1,066	156
Additions to real estate properties	(205,220)	(185,453)	(118,382)
Net costs capitalized to real estate owned	(43,130)	(33,860)	(14,500)
Net change in restricted cash-Newark	6,444	25,973	(55,252)
Net change in restricted cash-multi-family	(6,195)	(3,001)	(364)
Collection of loan fees	180	1,520	2,186
Proceeds from sale of real estate owned	75	887	859
Proceeds from sale of available-for-sale securities	—	1,318	3,939
Proceeds from the sale of partnership interest	—	5,522	—
Purchase of available-for-sale securities	—	—	(1,634)
Distributions of capital from unconsolidated joint ventures	—	—	4,481
Contributions to unconsolidated joint ventures	—	—	(275)

Net cash used in investing activities	(219,324)	(179,444)	(136,978)

Cash flows from financing activities:
Proceeds from borrowed funds	—	$3,000	3,500
Repayment of borrowed funds	—	(3,000)	(3,500)
Proceeds from mortgages payable	170,767	147,957	162,508
Mortgage principal payments	(1,577)	(4,025)	(7,641)
Increase in deferred borrowing costs	(2,641)	(2,052)	(11,300)
Capital contributions from non-controlling interests	22,062	17,192	11,243
Capital distributions to non-controlling interests	(3,318)	(1,370)	(1,460)
Proceeds from sale of New Markets Tax Credits	5,142	—	25,848
Repurchase of shares of beneficial interest	—	—	(880)

Net cash provided by financing activities	190,435	157,702	178,318

Net (decrease) increase in cash and cash equivalents	(33,724)	20,976	33,856
Cash and cash equivalents at beginning of year	56,905	77,881	44,025

Cash and cash equivalents at end of year	$23,181	$56,905	$77,881

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense, including capitalized interest of $1,310, $1,820 and $1,373 in 2014, 2013 and 2012	$19,700	$10,753	$6,764

Cash paid during the year for income and excise taxes	$255	$133	$220

Acquisition of real estate through assumption of debt	$28,615	$—	$—

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Background

        BRT Realty Trust ("BRT" or the "Trust") is a business trust organized in Massachusetts. BRT (i) owns, operates and develops multi-family properties, (ii) owns, operates and develops commercial and mixed use real estate assets and (iii) through October 31, 2014, originated and held for investment, senior mortgage loans secured by commercial and multi-family real estate properties.

        The multi-family properties are generally acquired with venture partners in transactions in which the Trust contributes 50% to 90% of the equity.

        BRT conducts its operations to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.

Principles of Consolidation

        The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries, and its majority owned or controlled real estate entities and its interests in variable interest entities in which the Trust is determined to be the primary beneficiary. Material intercompany balances and transactions have been eliminated.

        RBH-TRB Newark Holdings LLC, referred to herein as the Newark Joint Venture, was determined to be a variable interest entity ("VIE") because the total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support by its equity holders. It was determined that the Trust is the primary beneficiary of this joint venture because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.

        The Trust's consolidated joint ventures that own multi-family properties, other than the joint venture which owns a multi-family property in Kennesaw, GA, were determined to be VIE's because the voting rights of some equity investors are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. In addition, substantially all of the entity's activities either involve or are conducted on behalf of the investor that has disproportionately fewer voting rights. It was determined that the Trust is the primary beneficiary of these joint ventures because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.

        The joint venture that owns the Kennesaw, GA property was determined not to be a VIE but is consolidated because the Trust has substantive participating rights in the entity giving it a controlling financial interest in the entity.

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

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Certain items on the consolidated financial statements for the prior years have been reclassified to conform with the current year's presentation including the reclassification of certain expenses from general and administration to property acquisition costs and the reclassification of the Trust's loan segment operations and assets related to discontinued operations.

Income Tax Status

        The Trust qualifies as a real estate investment trust under sections 856-860 of the Internal Revenue Code of 1986, as amended. The Trustees may, at their option, elect to operate the Trust as a business trust not qualifying as a real estate investment trust.

        In accordance with ASC Topic 740, the Trust believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that, if successfully challenged, could result in a material impact on the Trust's financial position or results of operations. The Trust's income tax returns for the previous six years are subject to review by the Internal Revenue Service.

Revenue Recognition

        Rental revenue from residential properties is recorded when due from residents and is recognized monthly as it is earned. Rental payments are due in advance. Leases on residential properties are generally for terms that do not exceed one year.

        Rental revenue from commercial properties including the base rent that each tenant is required to pay in accordance with the terms of their respective leases, net of any rent concessions and lease incentives is reported on a straight-line basis over the non-cancellable term of the lease.

Real Estate Properties

        Real estate properties are stated at cost, net of accumulated depreciation, and include real property acquired through acquisition, development or foreclosure.

        The Trust assesses the fair value of real estate acquired (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases, if any) and acquired liabilities and allocates the acquisition price based on these assessments. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. Depreciation is computed on a straight-line basis over the estimated useful lives of the tangible assets. Intangible assets (and liabilities) are amortized over the remaining life of the related lease at the time of acquisition. There were no unamortized value of in-place leases at September 30, 2014. Expenditures for maintenance and repairs are charged to operations as incurred.

        Real estate is classified as held for sale when management has determined that it has met the appropriate criteria. Real estate assets and loans that are expected to be disposed of are valued at the lower of their carrying amount or their fair value less costs to sell on an individual asset basis.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Trust accounts for the sale of real estate when title passes to the buyer, sufficient equity payments have been received, there is no continuing involvement by the Trust and there is reasonable assurance that the remaining receivable, if any, will be collected.

Real Estate Asset Impairments

        The Trust reviews each real estate asset owned, including investments in real estate ventures, to determine if there are indicators of impairment. If such indicators are present, the Trust determines whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the asset is less than the asset's carrying amount and that amount exceeds the estimated fair value of the asset. In evaluating a property for impairment, various factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a decrease in the value of the property below its carrying value, the reduction will be recognized as an impairment charge. The fair values related to the impaired real estate are considered to be a level 3 valuation within the fair value hierarchy. There were no indicators of impairments identified during the years ended September 30, 2014 and 2013.

Fixed Asset Capitalization

        A variety of costs may be incurred in the development of the Trust's properties. After a determination is made to capitalize a cost, it is allocated to the specific project that is benefited. The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and other costs incurred during the period of development. A construction project is considered substantially completed when it is available for occupancy, but no later than one year from cessation of major construction activity. The Trust ceases capitalization when the project is available for occupancy.

Equity Based Compensation

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

Derivatives and Hedging Activities

        The Trust's objective in using derivative financial instruments is to manage interest rate risk. The Trust does not use derivatives for trading or speculative purposes. The Trust records all derivatives on

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Trust has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income (loss) and subsequently reclassified to earnings in the period in which the hedge transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives not designated as cash flow hedges, changes in the fair value of the derivative are recognized directly in earnings in the period in which they occur.

Per Share Data

        Basic earnings (loss) per share was determined by dividing net income (loss) applicable to common shareholders for the applicable year by the weighted average number of shares of beneficial interest outstanding during such year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that share in the earnings of the Trust. Diluted earnings (loss) per share was determined by dividing net income (loss) applicable to common shareholders for the applicable year by the total of the weighted average number of shares of beneficial interest outstanding plus the dilutive effect of the Trust's unvested restricted stock using the treasury stock method.

Cash Equivalents

        Cash equivalents consist of highly liquid investments, primarily direct United States treasury obligations with maturities of three months or less when purchased.

Restricted Cash

        Restricted cash—Newark and restricted cash—multi-family consist principally of cash held for construction costs and property improvements at specific properties as required by certain loan agreements.

Deferred Costs

        Fees and costs incurred in connection with obtaining financing and structuring the New Markets Tax Credits related to the Newark Joint Venture (Note 9) are deferred and amortized over the term of the related debt obligations. Fees and costs paid related to the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

        Management has determined that it operates in two reportable segments as of September 30, 2014: a multi-family real estate segment and an other real estate segment. The multi-family real estate segment includes the ownership, operation and development of the Trust's multi-family properties and the other real estate segment includes all activities related to the development, operation and disposition of the Trust's other real estate assets. In the years ended September 30, 2013 and 2012, the Trust operated in a third segment, the loan and investment segment, which includes all activities related to the origination and servicing of the Trusts loan portfolio and other investments. The operations and assets related to this segment are reported as part of discontinued operations as the Trust no longer operates in this segment.

New Pronouncements

        In August 2014 the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205—40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern." ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern and to provide certain disclosures when it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. ASU 2014-15 is not expected to have a material impact on the Trust's consolidated financial statements.

        In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 provides explicit guidance on how to account for share-based payments that require a specific performance target to be achieved which may be achieved after an employee completes the requisite service period. ASU 2014-12 is effective for periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively. ASU 2014-12 is not expected to have a material impact on the Trust's consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Trust is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2017.

        In April 2014, the FASB issued updated guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The guidance is effective prospectively as of the first quarter of calendar 2015, with early adoption permitted for new disposals or new classifications as held-for-sale. The Trust early adopted this new guidance in the second quarter of fiscal 2014 and it did not have any effect on the Trust's consolidated financial statements.

NOTE 2—REAL ESTATE PROPERTIES

        A summary of activity in real estate properties (by type) for the year ended September 30, 2014, is as follows (dollars in thousands):

	September 30, 2013 Balance	Additions	Capitalized Costs and Improvements	Depreciation, Amortization and other Reductions	September 30, 2014 Balance
Multi-family(a)	$299,792	$205,220	$20,684	$(13,830)	$511,866
Commercial/mixed use(b)	92,354	—	22,297	(1,630)	113,021
Land(c)	7,972	—	—	—	7,972
Shopping centers/retail(d)	2,645	—	137	(104)	2,678
Co-op/Condo Apts	133	—	12	(70)	75

Total real estate properties	$402,896	$205,220	$43,130	$(15,634)	$635,612

(a)
Set forth below is information for the year ended September 30, 2014 regarding the Trust's purchases of multi-family properties through joint ventures. The Trust has an 80% equity interest

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 2—REAL ESTATE PROPERTIES (Continued)

  in each venture, except for the Columbus, OH property which is wholly owned, and the Greenville, SC property, in which it has a 74% interest (dollars in thousands):

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Property Acquisition Costs
Houston, TX	10/4/13	798	$32,800	$24,100	$10,525	$474
Pasadena, TX	10/15/13	144	5,420	4,065	1,687	125
Humble, TX	10/15/13	260	10,500	7,875	3,129	180
Humble, TX	10/15/13	160	6,700	5,025	1,908	129
Huntsville, AL	10/18/13	208	12,050	9,573	3,950	202
Columbus, OH	11/21/13	264	14,050	10,651	3,734	97
Indianapolis, IN	1/21/14	400	18,800	14,500	5,300	191
Greenville, SC(i)	1/31/14	N/A	7,000	—	6,381	—
Nashville, TN	4/2/14	300	26,750	17,300	8,420	296
Little Rock, AK	4/2/14	172	6,750	4,101	2,372	117
Witchita, KS	4/2/14	496	20,750	13,863	6,932	155
Atlanta, GA	6/26/14	350	28,350	22,165	5,944	189
Houston, TX	7/8/14	272	15,300	11,475	5,080	258
Other		—	—	—	—	129

		3,824	$205,220	$144,693	$65,362	$2,542

(i)
The Greenville, SC joint venture is developing a 360-unit multi-family property with ground floor retail of approximately 10,000 square feet. The Trust has funded its required capital contribution and as of September 30, 2014 had invested $9,631,000.
(b)
Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE which owns operating and development properties in Newark, New Jersey. These properties contain a mix of office, retail, residential, charter schools and surface parking aggregating approximately 565,000 square feet of commercial space and 61 residential apartment units (another 16,000 square feet of commercial space and 62 residential apartment units are currently under construction). Certain of these assets are subject to mortgages in the aggregate principal balance of $20,100,000 held by the Trust, which are eliminated in consolidation. Several of the assets are also encumbered by other mortgages which are discussed in Note 7—Debt Obligations—Mortgages Payable. The Trust made net capital contributions of $4,972,000 and $1,729,000 to this venture in the years ended September 30, 2014 and 2013, respectively, representing its proportionate share of capital required to fund the operations of the venture for its next fiscal year and to purchase additional land parcels. The 2014 contribution includes $2,489,000 for the payment of deferred interest on the loan held by the Trust.

(c)
Represents an 8.9 acre development parcel located in Daytona Beach, Florida acquired in foreclosure.

(d)
The Trust owns, with a minority partner, a leasehold interest in a portion of a retail shopping center located in Yonkers, New York. The leasehold interest is for approximately 28,500 square

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 2—REAL ESTATE PROPERTIES (Continued)

  feet and, including all option periods, expires in 2045. The Trust has an 85% interest in this joint venture.

          The 2014 acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and assumed liabilities based on management's estimate of fair value of these acquired assets and assumed liabilities at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Trust expects to finalize the valuations and complete the purchase price allocations within one year from the dates of acquisition.

          The following table summarizes the preliminary allocations of the purchase prices of assets acquired and liabilities assumed during the year ended September 30, 2014 (dollars in thousands):

Preliminary Purchase Price Allocation
Land	$55,110
Buildings and Improvements	150,110

Total Consideration	$205,220

          The following table summarizes the preliminary allocations of the purchase price of properties as recorded as of September 30, 2013, and the finalized allocation of the purchase price, as adjusted, as of September 30, 2014 (dollars in thousands):

	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation
Land	$21,833	$2,367	$24,200
Buildings and Improvements	163,250	(3,313)	159,937
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	946	946
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	—	—	—
Above-below market debt assumed	—	—	—

Total Consideration	$185,083	—	$185,083

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 2—REAL ESTATE PROPERTIES (Continued)

          A summary of the Trust's multi-family properties by state as at and for the year ended September 30, 2014, is as follows (dollars in thousands):

Location	Number of Units	2014 Revenue	% of Revenue
Texas	2,018	$14,346	24%
Tennessee	1,244	12,705	21
Georgia	1,689	12,328	20
Florida	910	10,909	18
South Carolina	208	2,348	4
Alabama	208	1,628	3
Kansas	496	1,677	3
Indiana	400	1,996	3
Ohio	264	1,851	3
Arkansas	172	574	1

	7,609	$60,362	100%

          Future minimum rentals to be received by the Trust pursuant to non-cancellable operating leases with terms in excess of one year, from commercial properties owned by the Trust at September 30, 2014, are as follows (dollars in thousands):

Year Ending September 30,	Amount
2015	$3,715
2016	3,673
2017	2,826
2018	2,611
2019	2,645
Thereafter	37,060

Total	$52,530

          Leases at the Trust's multi-family properties are generally for a term of one year or less and are not reflected in the above table.

  NOTE 3—IMPAIRMENT CHARGES

          The Trust reviews each real estate asset, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Trust measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Trust does not expect to recover its carrying costs on properties held for use, the Trust reduces its carrying costs to fair value, and for properties held for sale, the Trust reduces its carrying value to the fair value less costs to sell. During the years ended September 30,

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 3—IMPAIRMENT CHARGES (Continued)

  2014, 2013, and 2012, no impairment charges were recorded. Management does not believe that the values of any properties are impaired as of September 30, 2014.

  NOTE 4—INVESTMENT IN UNCONSOLIDATED VENTURES

          The Trust is a partner in unconsolidated ventures which own and operate two properties. The Trust's share of earnings in its unconsolidated joint ventures, was $19,000, $198,000 and $829,000 for the years ended September 30, 2014, 2013 and 2012, respectively. The 2012 earnings include a distribution of $846,000 that was in excess of the book basis. Included in 2012 are the results of two previously unconsolidated joint ventures that, effective August 1, 2012, are treated as consolidated subsidiaries of the Trust due to amendments to the operating agreements of the ventures that provided the Trust control of these entities.

          In the year ended September 30, 2013, the Trust sold substantially all of its interest in a joint venture that owns a leasehold interest on a property in New York City. The Trust recognized a gain of $5,481,000 on the sale.

  NOTE 5—RESTRICTED CASH

          Restricted cash represents funds that are being held for specific purposes and are therefore not generally available for general corporate purposes. As reflected on the consolidated balance sheet: (i) "Restricted cash—Newark" represents funds that are held by lenders for the construction of residential/commercial buildings at the Newark Joint Venture, Teachers Village Project; and (ii) "Restricted cash—multi-family" represents funds that are held by or on behalf of the Trust specifically for capital improvements at multi-family properties.

  NOTE 6—AVAILABLE-FOR-SALE SECURITIES

          The Trust did not hold any available-for-sale securities at September 30, 2014 or 2013. Information regarding the sales of available-for-sale debt and equity securities is presented in the table below (dollars in thousands):

	Year ended September 30,
	2013	2012
Proceeds from sale	$1,318	$3,939
less cost basis	788	3,334

Gain on sale	$530	$605

          There were no sales of available-for-sale securities during the year ended September 30, 2014.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 7—DEBT OBLIGATIONS

        Debt obligations consist of the following (dollars in thousands):

	September 30,
	2014	2013
Mortgages payable	$482,406	$313,216
Junior subordinated notes	37,400	37,400

Total debt obligations	$519,806	$350,616

Mortgages Payable

        The Trust has the following debt obligations outstanding as of the dates indicated all of which are secured by the underlying properties (dollars in thousands):

	September 30,
Property	2014	2013	Rate	Maturity
Yonkers, NY	$1,767	$1,863	5.25%	April 2022
Palm Beach Gardens, FL	44,874	45,200	3.78%	April 2019
Melboune, FL	7,627	7,680	3.98%	April 2019
Marietta, GA	7,297	7,382	6.50%	February 2015
Lawrenceville, GA	4,652	4,687	4.49%	March 2022
Lawrenceville, GA—supplemental	1,605	—	5.46%	March 2022
Collierville, TN	25,680	25,680	3.91%	July 2022
North Charleston, SC	17,716	17,716	3.79%	November 2022
Cordova TN	19,248	19,248	3.71%	December 2022
Decatur, GA	8,046	8,046	3.74%	December 2022
Decatur, GA—supplemental	2,474	—	5.74%	December 2022
Panama City, FL	5,532	5,588	4.06%	February 2023
Houston, TX	13,200	13,200	3.95%	May 2023
Pooler, GA	26,400	26,400	4.00%	May 2023
Hixson, TN	8,137	8,137	4.29%	July 2023
Houston, TX	6,493	6,625	Libor + 3.18%	February 2023
Kennesaw, GA	35,900	35,900	3.99%	October 2018
Houston, TX	24,100	—	4.85%	October 2018
Pasadena, TX	4,065	—	4.90%	November 2018
Humble, TX	7,875	—	4.90%	November 2018
Humble, TX	5,025	—	4.90%	November 2018
Huntsville, AL	9,573	—	4.99%	November 2023
Columbus, OH	10,528	—	4.35%	February 2045
Indianapolis, IN	14,500	—	4.77%	February 2024
Greenville, SC(3)	5,828	—	Libor +1.95%	January 2019
Nashville, TN	17,300	—	3.63%	November 2022
Little Rock, AK	4,063	—	3.93%	March 2019
Witchita, KS	10,384	—	5.91%	April 2020
Witchita, KS	3,372	—	4.06%	May 2020

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 7—DEBT OBLIGATIONS (Continued)

	September 30,
Property	2014	2013	Rate	Maturity
Atlanta, GA	22,165	—	3.87%	July 2021
Houston, TX	11,475	—	4.07%	August 2021
65 Market St—Newark, NJ	900	900	7.00%	January 2015
909 Broad St—Newark, NJ	5,728	5,936	6.00%	August 2030
Teachers Village—Newark, NJ(1)	22,748	22,748	5.50%	December 2030
Teachers Village—Newark, NJ	4,250	4,250	3.46%	February 2032
Teachers Village—Newark, NJ	938	963	2.00%	February 2022
Teachers Village—Newark, NJ	—	211	2.50%	February 2014
Teachers Village—Newark, NJ	1,804	1,832	(2)	February 2034
Teachers Village—Newark, NJ	15,700	15,700	Libor +3.00%	August 2019
Teachers Village—Newark, NJ	5,250	5,250	3.28%	September 2042
Teachers Village—Newark, NJ	18,147	14,762	8.65%	December 2023
Teachers Village—Newark, NJ	2,180	2,212	(2)	August 2034
Teachers Village—Newark, NJ	5,100	5,100	1.99%	September 2019
Teachers Village—Newark, NJ	2,000	—	15.00%	September 2024
Teachers Village—Newark, NJ	10,260	—	5.50%	September 2021
Teachers Village—Newark, NJ	500	—	3.46%	September 2042

	$482,406	$313,216

(1)
TD Bank has the right, in 2018, to require subsidiaries of the Newark Joint Venture to repurchase such debt. If such right is exercised, such subsidiaries will be required to refinance such debt. The stated interest rate is 5.5% per year; however, the United States Treasury Department is reimbursing the interest at the rate of 4.99% per year under the Qualified School Construction Bond program and accordingly, the effective rate of interest thereon until 2018 is 0.51% per year

(2)
This debt is to be serviced in full by annual payment-in-lieu of taxes ("PILOT"). These obligations are not secured by real property.

(3)
The joint venture that acquired and is developing the Greenville, SC development property has access to construction financing of up to $38,623,000 which management anticipates will be adequate to cover the entire cost of the project. The construction loan, which is to be funded as and when customary construction financing conditions are met, is secured by a first mortgage on the property.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 7—DEBT OBLIGATIONS (Continued)

Junior Subordinated Notes

        At September 30, 2014 and 2013, the Trust's junior subordinated notes had an outstanding principal balance of $37,400,000. The interest rates on the outstanding notes is set forth in the table below:

Interest period	Interest Rate
March 15, 2011 through July 31, 2012	3.00%
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	LIBOR + 2.00%

        Interest expense, which includes amortization of deferred costs relating to the junior subordinated notes for the years ended September 30, 2014, 2013 and 2012, was $1,853,000, $1,853,000 and $1,260,000, respectively.

        The junior subordinated notes require interest only payments through the maturity date, at which time repayment of all outstanding principal and interest are due.

NOTE 8—DEFERRED INCOME (NEW MARKETS TAX CREDIT TRANSACTION)

        In connection with the Teachers Village project, on September 30, 2014, affiliates of JP Morgan Chase ("Chase") contributed $5,100,000, and on September 12, 2012 and February 3, 2012, affiliates of Goldman Sachs (" Goldman") contributed $16,400,000 and $11,200,000, respectively, to special purpose subsidiaries of the Newark Joint Venture and these subsidiaries received the proceeds from the sale of New Markets Tax Credits ("NMTC") for which the project qualified. Chase and Goldman are entitled to receive tax credits against their qualified investments in the project over the seven years commencing as of the dates of their respective contributions. At the end of the seven years, the Newark Joint Venture subsidiaries have the option to acquire the special purpose entities for a nominal fee.

        The NMTC program was enacted by Congress to serve low-income and distressed communities by providing investors with tax credit incentives to make capital investments in those communities. The program permits taxpayers to claim credits against their Federal income tax for up to 39% of qualified investments.

        Included in deferred income on the Trust's consolidated balance sheet at September 30, 2014 are $30,990,000 of the Chase and Goldman contributions, which are net of fees of the NMTC transactions and Newark Joint Venture financing transactions. These amounts will be recognized into income when the obligations to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), is eliminated. The failure of the Newark Joint Venture to comply with the requirements of the NMTC program may result in the reversal of the tax credit benefits and the related obligation of the Newark Joint Venture to indemnify the beneficiaries of such credits. The tax credits are subject to recapture for a seven year period as provided in the Code.

        Costs incurred in structuring these transactions are deferred and will be recognized as an expense based on the maturities of the various mortgage financings, including the debt financing obtained by the Newark Joint Venture contemporaneously with the NMTC transactions. At September 30, 2014 and 2013, these costs totaled $8.7 million and $9.6 million and are included in deferred costs on the consolidated balance sheets.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 8—DEFERRED INCOME (NEW MARKETS TAX CREDIT TRANSACTION) (Continued)

        The Trust determined that the special purpose subsidiaries are VIE's. The VIE's ongoing activities, which include collecting and remitting interest and fees and NMTC compliance, were all considered in the design of the special purpose entities and are not anticipated to affect the economic performance during the life of the VIE's.

        Management considered the obligation to deliver tax benefits, provide guarantees to Chase and Goldman and the Trust's obligation to absorb the losses of the VIE. Management also considered Chase's and Goldman's lack of a material interest in the underlying economics of the project. Management concluded that the Trust is the primary beneficiary and has therefore consolidated the VIE's.

NOTE 9—INCOME TAXES

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

        During the years ended September 30, 2014, 2013 and 2012, the Trust recorded $155,000, $102,000 and $16,000, respectively, of state franchise tax expense, net of refunds, relating to the 2013, 2012 and 2011 tax years.

        During the year ended September 30, 2014 and 2013, the Trust also paid $13,000 and $182,000, respectively in alternative minimum tax which resulted from the use of net operating loss carryforwards in tax years 2013 and 2012.

        Earnings and profits, which determine the taxability of dividends to shareholders, differs from net income reported for financial statement purposes due to various items including timing differences related to loan loss provisions, impairment charges, depreciation methods and carrying values.

        The financial statement income is not expected to be materially different from income for tax purposes for calendar 2014.

        At December 31, 2013, the Trust had a net operating loss carry forward of $53,385,000. These net operating losses can be used in future years to reduce taxable income when it is generated. These tax loss carry forwards begin to expire in 2029.

NOTE 10—SHAREHOLDERS' EQUITY

Distributions

        During the year ended September 30, 2014, the Trust did not declare or pay any dividends.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 10—SHAREHOLDERS' EQUITY (Continued)

Restricted Shares

        The Trust's 2012 Incentive Plan, approved by its shareholders in January 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares. As of September 30, 2014, 271,975 shares were issued pursuant to this plan. An aggregate of 384,840 shares of restricted stock were granted pursuant to the Trust's 2009 equity incentive plan (the "Prior Plan") and have not yet vested. No additional awards may be granted under the Prior Plan. The restricted shares that have been granted under the 2012 Incentive Plan and the Prior Plan vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.

        During the years ended September 30, 2014, 2013 and 2012 the Trust issued 140,600, 131,525 and 136,650 restricted shares, respectively, under the Trust's equity incentive plans. The estimated fair value of restricted stock at the date of grant is amortized ratably into expense over the applicable vesting period. For the years ended September 30, 2014, 2013 and 2012, the Trust recognized $805,000, $691,000 and $758,000 of compensation expense, respectively. At September 30, 2014, $2,078,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average vesting period is 2.47 years.

        Changes in number of shares outstanding under the Trust's equity incentive plans are shown below:

	Years Ended September 30,
	2014	2013	2012
Outstanding at beginning of the year	627,425	580,180	491,705
Issued	140,600	131,525	136,650
Cancelled	(300)	(22,000)	(7,250)
Vested	(119,500)	(62,280)	(40,925)

Outstanding at the end of the year	648,225	627,425	580,180

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 10—SHAREHOLDERS' EQUITY (Continued)

Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (dollars in thousands):

	2014	2013	2012
Numerator for basic and diluted earnings per share attributable to common shareholders:
Net (loss) income attributable to common shareholders	$(9,454)	$5,013	$4,430
Denominator:
Denominator for basic earnings per share—weighted average shares	14,265,589	14,137,091	14,035,972
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	14,265,589	14,137,091	14,035,972
Basic (loss) earnings per share	$(.66)	$.35	$.32
Diluted (loss) earnings per share	$(.66)	$.35	$.32

Share Buyback and Treasury Shares

        In September 2013, the Board of Trustees approved a share repurchase program authorizing the Trust to spend up to $2,000,000 through September 2015 to repurchase its shares of beneficial interest. As of September 30, 2014, no shares have been purchased under this program.

        In December 2014, our Board of Trustees increased to $4 million the amount the Trust can spend to repurchase our shares of beneficial interest and extended the program through September 30, 2017. On December 12, 2014, the trust agreed to purchase 345,081 of our shares of beneficial interest at a price of $7 per share, or a total of $2,416,000. The transaction will settle on December 17, 2014.

        During the year ended September 30, 2012, 40,925 treasury shares, respectively, were issued in connection with the vesting of restricted stock under the Trust's incentive plans. In fiscal 2012, the Trust cancelled, and restored to the status of authorized and unissued shares, its remaining 1,380,978 treasury shares.

NOTE 11—ADVISOR'S COMPENSATION AND RELATED PARTY TRANSACTIONS

        Certain of the Trust's officers and trustees are also officers and directors of REIT Management Corp. ("REIT Management") to which the Trust, pursuant to an amended and restated advisory agreement, as amended, paid advisory fees for administrative services and investment advice. Fredric H. Gould, a trustee and former Chairman of the Board of the Trust, is the sole shareholder of REIT Management. Through December 31, 2011, advisory fees were charged to operations at a rate of 0.6% on invested assets which consist primarily of real estate loans, real estate assets and investment securities.

        Effective January 1, 2012, the parties entered into an amendment to the amended and restated advisory agreement pursuant to which (i) the stated expiration date was extended to June 30, 2014, (ii) the minimum and maximum fees payable in a twelve month period to REIT Management were set at $750,000 and $4 million, respectively, subject to adjustment for any period of less than twelve

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 11—ADVISOR'S COMPENSATION AND RELATED PARTY TRANSACTIONS (Continued)

months and (iii) the Trust is to pay REIT Management the following annual fees which are to be paid on a quarterly basis:

  •
  .45% of the average book value of all real estate properties, excluding depreciation;

  •
  .25% of the average amount of the fair market value of marketable securities;

  •
  .15% of the average amount of cash and cash equivalents;

  •
  1.0% of the average principal amount of earning loans; and

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

        Advisory fees amounted to $2,016,000, $1,802,000 and $1,104,000 for the years ended September 30, 2014, 2013 and 2012, respectively, of which $215,000 $831,000 and $684,000, respectively is reported as a component of discontinued operations.

        Through December 31, 2012, the Trust's borrowers also paid fees directly to REIT Management based on loan originations, which generally were one-time fees payable upon funding of a loan, in the amount of .5% of the total loan.

        Management of certain properties owned by the Trust and certain joint venture properties is provided by Majestic Property Management Corp., a corporation in which Fredric H. Gould is the sole shareholder, under renewable year-to-year agreements. Certain of the Trust's officers and Trustees are also officers and directors of Majestic Property Management Corp. Majestic Property Management Corp. provides real property management, real estate brokerage and construction supervision services to these properties. For the years ended September 30, 2014, 2013 and 2012, fees for these services aggregated $28,000, $81,000, and $74,000, respectively.

        Fredric H. Gould is also vice chairman of the board of One Liberty Properties, Inc., a related party, and certain of the Trust's officers and Trustees are also officers and directors of One Liberty Properties, Inc. In addition, Mr. Gould is an executive officer and sole shareholder of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P. and the sole member of Gould General LLC, a general partner of Gould Investors L.P., a related party. Certain of the Trust's officers and Trustees are also officers and directors of Georgetown Partners, Inc. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among the Trust and the affiliated entities and is included in general and administrative expense on the statements of operations. During the years ended September 30, 2014, 2013 and 2012, allocated general and administrative expenses reimbursed by the Trust to Gould Investors L.P. pursuant to the shared services agreement, aggregated $474,000, $633,000 and $705,000, respectively.

NOTE 12—DISCONTINUED OPERATIONS

        Effective November 1, 2014 the Trust no longer had any loans in its portfolio and has ceased originating new loans. The loan origination and servicing activities have been reclassified to discontinued operations on the consolidated statements of operations and balances related to this activity have been reclassified as "Assets related to discontinued operations" on the consolidated balance sheets.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 13—SEGMENT REPORTING

        For the year ended September 30, 2014, management determined that the Trust now operates in two reportable segments: a multi-family real estate segment which includes the ownership and operation of its multi-family properties, and an other real estate segment, which includes the ownership, operation and development of its other real estate assets; in particular, the Newark Joint Venture. In the years ended September 30, 2013 and 2012 the Trust operated in a third segment which included the origination and servicing of the Trust's loan portfolio. The Trust no longer operates in this segment and the operations of this segment are reported as discontinued operations.

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2014 (dollars in thousands):

	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$60,362	$4,892	$65,254
Other income	4	1,072	1,076

Total revenues	60,366	5,964	66,330
Expenses:
Operating expenses relating to real estate properties	32,347	4,720	37,067
Interest expense	16,212	4,458	20,670
Advisor's fee, related party	1,466	335	1,801
Property acquisition costs	2,542	—	2,542
General and administrative	5,887	437	6,324
Depreciation and amortization	13,828	1,748	15,576

Total expenses	72,282	11,698	83,980

Total revenues less total expenses	(11,916)	(5,734)	(17,650)
Equity in earnings of unconsolidated ventures	—	19	19

Loss from continuing operations	(11,916)	(5,715)	(17,631)
Plus: net loss attributable to non-controlling interests	759	5,953	6,712

Net (loss) income attributable to common shareholders before reconciling adjustments	$(11,157)	$238	(10,919)

Reconciling adjustments:
Other income			65
Discontinued operations			1,400

Net loss attributable to common shareholders			$(9,454)

Segment assets at September 30, 2014	$569,357	$163,246

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 13—SEGMENT REPORTING (Continued)

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2013 (dollars in thousands):

	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$27,265	$3,327	$30,592
Other income	—	1,072	1,072

Total revenues	27,265	4,399	31,664
Expenses:
Operating expenses relating to real estate properties	13,570	2,839	16,409
Interest expense	8,193	3,785	11,978
Advisor's fee, related party	750	221	971
Property acquisition costs	2,637	—	2,637
General and administrative	5,490	372	5,862
Depreciation and amortization	6,119	975	7,094

Total expenses	36,759	8,192	44,951

Total revenues less total expenses	(9,494)	(3,793)	(13,287)
Equity in earnings of unconsolidated ventures	—	198	198
Gain on sale of partnership interest	—	5,481	5,481

(Loss) income from continuing operations	(9,494)	1,886	(7,608)
Discontinued operations:
Gain on sale of real estate assets	—	769	769

Income from discontinued operations	—	769	769

Net (loss) income	(9,494)	2,655	(6,839)
Plus: net loss attributable to non-controlling interests	480	2,444	2,924

Net (loss) income attributable to common shareholders before reconciling adjustments	$(9,014)	$5,099	(3,915)

Reconciling adjustments:
Other income			141
Gain on sale of available-for-sale securities			530
Discontinued operations			8,257

Net income attributable to common shareholders			$5,013

Segment assets at September 30, 2013	$312,962	$149,487

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 13—SEGMENT REPORTING (Continued)

        The following table summarizes the Trust's segment reporting for the year ended September 30, 2012 (dollars in thousands):

	Multi-Family Real Estate		Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties		$5,464	$3,211	$8,675
Other income		—	878	878

Total revenues		5,464	4,089	9,553
Expenses:
Operating expenses relating to real estate properties		2,644	3,398	6,042
Interest expense		1,629	2,149	3,778
Advisor's fee, related party		230	190	420
Property acquisition costs		2,407	—	2,407
General and administrative		1,069	1,670	2,739
Depreciation and amortization		1,276	728	2,004

Total expenses		9,255	8,135	17,390

Total revenues less total expenses		(3,791)	(4,046)	(7,837)
Equity in (loss) earnings of unconsolidated ventures		(121)	1,086	965

Loss from continuing operations		(3,912)	(2,960)	(6,872)
Discontinued operations:
Gain on sale of real estate assets		—	792	792

Income from discontinued operations		—	792	792

Net loss		(3,912)	(2,168)	(6,080)
Plus: net loss attributable to non-controlling interests		461	2,419	2,880

Net (loss) income attributable to common shareholders	$	(3,451)	$251	(3,200)

Reconciling adjustments:				340
Other income				605
Gain on sale of available-for-sale securities				6,685

Discontinued operations				$4,430

Segment assets at September 30, 2012		$121,153	$151,420

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

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

        Real estate loans:    At September 30, 2014 the estimated fair value of the Trust's remaining loan which carried a fixed rate of interest is equal to its carrying value assuming a market rate of interest of 10%. At September 30, 2013, the earning mortgage loans of the Trust which had variable rate provisions based upon a spread over prime rate, have an estimated fair value equal to their carrying value, assuming market rates of interest of between 12 and 13%. The Trust's fixed rate earning mortgage loans at September 30, 2013, have an estimated fair value approximately $11,000 greater than their carrying value assuming a market rate of interest of 11% which reflects institutional lender yield requirements.

        Junior subordinated notes:    At September 30, 2014 and 2013, the estimated fair value of the Trust's junior subordinated notes is less than their carrying value by approximately $22,527,000, and $24,096,000, respectively based on market interest rates of 6.71% and 7.49%, respectively.

        Mortgages payable:    At September 30, 2014 and 2013,the estimated fair value of the Trust's mortgages payable is lower than their carrying value by approximately $9,451,000 and $10,615,000, respectively, assuming market interest rates between 2.22% and 9.37% and 2.02% and 9.49% respectively. Market interest rates were determined using current financing transactions provided by third party institutions.

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

September 30, 2014

NOTE 14—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

instruments that are classified as Level 3. Set forth below is information regarding the Trust's financial assets and liabilities measured at fair value as of September 30, 2014 (dollars in thousands):

		Fair Value Measurements Using Fair Value Hierarchy
	Carrying and Fair Value
		Level 1	Level 2
Financial assets:
Interest rate cap	$—	—	$—
Financial Liabilities:
Interest rate swap	$8	—	$8

        Derivative financial instruments:    Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. At September 30, 2014, these derivatives are included in accounts payable and accrued liabilities on the consolidated balance sheet.

        Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of September 30, 2014, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

NOTE 15—COMMITMENT

        The Trust maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $322,000, $310,000 and $338,000 during the years ended September 30, 2014, 2013 and 2012, respectively. At September 30, 2014 and 2013, $48,000 and $80,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

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

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 16—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The effective portion of changes in the fair value of derivatives, designated and that qualify as cash flow hedges, is recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. In March 2012 the Trust entered into an interest rate swap agreement used to hedge the variable cash flows associated with existing variable-rate debt.

        Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Trust's variable-rate debt.

        As of September 30, 2014, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity
Interest Rate Swap	$1,767,000	5.25%	April 1, 2022

Non-designated Hedges

        Derivatives not designated as hedges are not speculative and are used to manage the Trust's exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a loss $550 and $9,375 for the years ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Trust had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity
Interest Rate Caps	$24,700	1.0%	October 1, 2014

        The table below presents the fair value of the Trust's derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
September 30, 2014		September 30, 2013
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$—	Other assets	$1
Accounts payable and accrued liabilities	$8	Accounts payable and accrued liabilities	$6

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 16—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following table presents the effect of the Trust's derivative financial instrument on the consolidated statements of comprehensive income (loss) for the years ended September 30, 2014 and 2013 (dollars in thousands):

	Year Ended September 30,
	2014	2013
(Loss) amount of gain (loss) recognized on derivative in Other Comprehensive Income	$(37)	$61
Amount of (loss) reclassified from Accumulated Other Comprehensive (loss) income into Interest Expense	$(36)	$(37)

        No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust's cash flow hedges during the years ended September 30, 2014 or 2013. During the twelve months ending September 30, 2015, the Trust estimates an additional $32,000 will be reclassified from other comprehensive income as an increase to interest expense.

Credit-risk-related Contingent Features

        The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

        As of September 30, 2014, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $11,000. As of September 30, 2014, the Trust has not posted any collateral related to this agreement. If the Trust had been in breach of this agreement at September 30, 2014, it could have been required to settle it obligations thereunder at its termination value of $11,000.

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 17—QUARTERLY FINANCIAL DATA (Unaudited)

	2014
	1st Quarter Oct. - Dec	2nd Quarter Jan. - March	3rd Quarter April - June	4th Quarter July - Sept.	Total For Year
Revenues	$14,078	$15,152	$17,766	$19,399	$66,395
Expenses	18,681	19,028	21,959	24,312	83,980

Revenues less expenses	(4,603)	(3,876)	(4,193)	(4,913)	(17,585)
Equity in earnings of unconsolidated joint ventures	—	4	5	10	19

(Loss) from continuing operations	(4,603)	(3,872)	(4,188)	(4,903)	(17,566)
Income from discontinued operations:
Discontinued operations	852	361	185	2	1,400

Net loss	(3,751)	(3,511)	(4,003)	(4,901)	(16,166)
Plus: net loss attributable to non-controlling interests	1,018	919	3,672	1,103	6,712
Net loss attributable to common shareholders	$(2,733)	$(2,592)	$(331)	$(3,798)	$(9,454)

Basic and per share amounts attributable to common shareholders
Continuing operations	(.25)	(.21)	(.03)	(.27)	(.76)
Discontinued operations	.06	.03	.01	—	.10

Basic and diluted loss per share	$(.19)	$(.18)	$(.02)	$(.27)	$(.66)

BRT REALTY TRUST AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2014

NOTE 17—QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	2013
	1st Quarter Oct. - Dec	2nd Quarter Jan. - March	3rd Quarter April - June	4th Quarter July - Sept.	Total For Year
Revenues	$5,951	$7,179	$8,517	$10,158	$31,805
Expenses	9,829	9,327	12,029	13,766	44,951

Revenues less expenses	(3,878)	(2,148)	(3,512)	(3,608)	(13,146)
Equity in earnings of unconsolidated joint ventures	61	68	54	15	198
Gain on sale of available- for-sale securities	—	482	—	48	530
Gain on sale of partnership interest	—	—	—	5,481	5,481

(Loss) income from continuing operations	(3,817)	(1,598)	(3,458)	1,936	(6,937)
Income from discontinued operations:
Gain on sale of real estate assets	—	—	509	260	769
Discontinued operations	1,635	2,274	2,789	1,559	8,257

Income from discontinued operations	1,635	2,274	3,298	1,819	9,026

Net (loss) income	(2,182)	676	(160)	3,755	2,089
Plus: net loss attributable to non-controlling interests	878	334	681	1,031	2,924

Net (loss) income attributable to common shareholders	$(1,304)	$1,010	$521	$4,786	$5,013

Basic and per share amounts attributable to common shareholders
Continuing operations	$(.21)	$(.09)	$(.19)	$.21	$(.28)
Discontinued operations	.12	.16	.23	.12	.63

Basic and diluted (loss) earnings per share	$(.09)	$.07	$.04	$.33	$.35

NOTE 18—SUBSEQUENT EVENTS

        Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2014 that warrant additional disclosure have been included in the notes to the consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2014

(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at September 30, 2014
																Depreciation Life For Latest Income Statement
Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total		Accumulated Depreciation		Date of Construction		Date Acquired
Commercial
Yonkers, NY.	$1,767	—	$4,000	—	$190	—	—	$4,190	$4,190		$1,511		(c	)	Aug-2000	39 years
South Daytona, FL.	—	$10,437	—	—	—	—	$7,972	—	7,972		—		N/A		Feb-2008	N/A
Newark, NJ	95,504	17,088	19,033	$4,843	68,585	$7,873	21,931	95,491	117,422		4,401		(c	)	June-2008	39 years
Multi-Family Residential
Marietta, GA	7,297	1,750	6,350	—	2,301	—	1,750	8,651	10,401		947		1972		Jan-2012	30 years
Lawrenceville, GA	6,257	1,450	4,800	—	1,018	—	1,450	5,818	7,268		518		1981		Feb-2012	30 years
Palm Beach Gardens, FL	44,874	16,260	43,140	—	1,433	—	16,260	44,573	60,833		4,373		1970		Mar-2012	30 years
Melbourne, FL	7,626	1,150	8,100	—	1,539	—	1,150	9,639	10,789		1,011		1987		Mar-2012	30 years
Collierville, TN	25,680	6,420	25,680	—	502	—	6,420	26,182	32,602		1,949		2000		June-2012	30 years
North Charleston, SC	17,716	2,436	19,075	—	610	—	2,436	19,685	22,121		1,532		2010		Oct-2012	30 years
Cordova, TN	19,248	1,823	23,627	—	457	—	1,823	24,084	25,907		1,707		1986		Nov-2012	30 years
Decatur, GA	10,520	1,698	8,752	—	905	—	1,698	9,657	11,355		686		1954		Nov-2012	30 years
Panama City, FL	5,532	1,411	5,790	—	512	—	1,411	6,302	7,713		490		1987		Jan-2013	30 years
Houston, TX	13,200	5,143	11,620	—	248	—	5,143	11,868	17,011		711		1978		April-2013	30 years
Pooler, GA	26,400	1,848	33,402	—	365	—	1,848	33,767	35,615		1,833		2008		April-2013	30 years
Houston, TX	6,494	3,060	5,505	—	265	—	3,060	5,770	8,830		313		1979		April-2013	30 years
Hixon, TN	8,137	1,231	9,613	—	52	—	1,231	9,665	10,896		484		1989		May-2013	30 years
Kennesaw, GA	35,900	5,566	43,484	—	577	—	5,566	44,061	49,627		1,751		2002		Sept-2013	30 years
Houston, TX (Palms)	24,100	16,800	16,000		1,835	—	16,800	17,835	34,635		562		1974		Oct-2013	30 years
Houston, TX (Ashwood)	4,065	1,084	4,336		184	—	1,084	4,520	5,604		142		1984		Oct-2013	30 years
Humble, TX (Parkside)	5,025	1,340	8,400		229	—	1,340	8,629	9,969		275		1983		Oct-2013	30 years
Humble, TX (Meadowbrook)	7,875	2,100	5,360		309	—	2,100	5,669	7,769		176		1982		Oct-2013	30 years
Huntsville, AL	9,573	2,410	9,640		681	—	2,410	10,321	12,731		323		1985		Oct-2013	30 years
Columbus, OH	10,528	2,810	11,240		46	—	2,810	11,286	14,096		313		1999		Nov-2013	30 years
Indianapolis, IN	14,500	3,516	15,284		309	—	3,516	15,593	19,109		347		2007		Jan-2014	30 years
Greenville, SC	5,828	7,000	—		12,526	65	7,000	12,591	19,591		—		2014		Jan-2014	30 years
Nashville, TN	17,300	5,350	21,400		116	—	5,350	21,516	26,866		357		1985		April-2014	30 years
Little Rock, AK	4,063	1,350	5,400		28	—	1,350	5,428	6,778		91		1985		April-2014	30 years
Witchita, KS	13,757	4,150	16,600		132	—	4,150	16,732	20,882		278		1999		April-2014	30 years
Atlanta, GA	22,165	5,670	22,680		40	—	5,670	22,720	28,390		189				June-2014	30 years
Houston, TX	11,475	1,530	13,770		689	—	1,530	14,459	15,989		154				July-2014	30 years
Misc.(1)	—	—	—	—	—	—	—	75	75		—		N/A

Total	$482,406	$133,881	$422,081	$4,843	$96,683	$7,938	$136,259	$526,777	$663,036		$27,424		—

									(a	)	(b	)

(1)
Represents loans which are reported as real estate because they do not qualify for sale treatment under current accounting guidance.

        Notes to the schedule:

(a)	Total real estate properties	$663,036
	Less: Accumulated depreciation and amortization	27,424

	Net real estate properties	635,612

(b)	Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.
(c)	Information not readily obtainable.

        A reconciliation of real estate properties is as follows:

	Year Ended September 30,
	2014	2013	2012
Balance at beginning of year	$402,896	$190,317	$59,277
Additions:
Acquisitions	205,220	185,453	116,759
Capital improvements	8,273	3,371	3,716
Capitalized development expenses and carrying costs	34,857	30,947	12,622

	248,350	219,771	133,097

Deductions:
Sales	80	117	37
Depreciation/amortization/paydowns	15,554	7,075	2,020

	15,634	7,192	2,057

Balance at end of year	$635,612	$402,896	$190,317

The aggregate cost of investments in real estate assets for Federal income tax purposes is approximately $2,625 higher than book value.