Form 10-Q
period 2014-12-31
BRT REALTY TRUST
filed 2015-02-06
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

14,101,056 Shares of Beneficial Interest,
$3 par value, outstanding on February 5, 2015

BRT REALTY TRUST AND SUBSIDIARIES

Part 1 ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2014 (Unaudited)	September 30, 2014
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $30,122 and $27,424	$669,887	$635,612

Cash and cash equivalents	11,022	23,181
Restricted cash – Newark	17,731	22,835
Restricted cash - Multi-family	7,474	9,555
Deferred costs, net	15,112	13,515
Deposits and escrows	9,753	12,273
Other assets, net	12,566	15,632
Assets of discontinued operations	—	2,017
Asset held for sale	6,748	0
Total Assets	$750,293	$734,620
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$502,103	$482,406
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	14,941	15,185
Deferred income	30,990	30,990
Liability held for sale	6,232	—
Total Liabilities	591,666	565,981

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:	—	—
Authorized 10,000 shares, none issued
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,310 and 13,655 outstanding	39,930	40,965
Additional paid-in capital	161,994	166,209
Accumulated other comprehensive (loss)	(33)	(8)
Accumulated deficit	(79,524)	(77,026)
Total BRT Realty Trust shareholders’ equity	122,367	130,140
Non-controlling interests	36,260	38,499
Total Equity	158,627	168,639
Total Liabilities and Equity	$750,293	$734,620
See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended December 31,

	2014	2013
Revenues:
Rental and other revenue from real estate properties	$19,481	$13,807
Other income	296	271
Total revenues	19,777	14,078
Expenses:
Operating expenses relating to real estate properties	10,409	7,634
Interest expense	6,201	4,684
Advisor’s fees, related party	584	362
Property acquisition costs	295	1,181
General and administrative—including $79 and $213 to related party	1,657	1,629
Depreciation and amortization	4,158	3,190
Total expenses	23,304	18,680
Loss from continuing operations	(3,527)	(4,602)
Discontinued operations:
Income from operations	—	851
Net loss	(3,527)	(3,751)
Plus: net loss attributable to non- controlling interests	1,029	1,018
Net loss attributable to common shareholders	$(2,498)	$(2,733)

Basic and diluted per share amounts attributable to common shareholders:
Loss from continuing operations	$(0.18)	$(0.25)
Discontinued operations	—	0.06
Basic and diluted loss per share	$(0.18)	$(0.19)

Amounts attributable to BRT Realty Trust:
Loss from continuing operations	$(2,498)	$(3,584)
Discontinued operations	—	851
Net loss	$(2,498)	$(2,733)

Weighted average number of common shares outstanding:
Basic and diluted	14,243,173	14,162,887

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,

	2014	2013

Net loss	$(3,527)	$(3,751)
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments	(25)	27
Other comprehensive (loss) income	(25)	27
Comprehensive loss	(3,552)	(3,724)
Comprehensive loss attributable to non-controlling interests	1,033	1,014
Comprehensive loss attributable to common shareholders	$(2,519)	$(2,710)

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended December 31, 2014
(Unaudited)
(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2014	$40,965	$166,209	$(8)	$(77,026)	$38,499	$168,639
Compensation expense –restricted stock	—	206	—	—	—	206
Contributions from non-controlling interests	—	—	—	—	292	292
Distributions to non-controlling interests	—	—	—	—	(650)	(650)
Purchase of non-controlling interest	—	(3,034)	—	—	(852)	(3,886)
Shares repurchased - 345,081 shares	(1,035)	(1,387)	—	—	—	(2,422)
Net loss	—	—	—	(2,498)	(1,029)	(3,527)
Other comprehensive loss	—	—	(25)	—	—	(25)
Comprehensive loss	—	—	—	—	—	(3,552)
Balances, December 31, 2014	$39,930	$161,994	$(33)	$(79,524)	$36,260	$158,627

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,527)	$(3,751)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,908	3,646
Amortization of deferred fee income	—	(224)
Amortization of restricted stock	206	180
Increases and decreases from changes in other assets and liabilities:
Change in straight-line rent	(100)	(135)
Decrease in interest and dividends receivable	17	92
Increase in prepaid expenses	(864)	(488)
(Increase) decrease in prepaid interest	(23)	341
(Decrease) increase in accounts payable and accrued liabilities	(269)	1,560
Decrease (increase) in security deposits and other receivable	2,324	(2,203)
Decrease in other receivables	4,976	—
Other	8	44
Net cash provided by (used in) operating activities	7,656	(938)

Cash flows from investing activities:
Collections from real estate loans	2,000	15,244
Additions to real estate loans	—	(5,103)
Additions to real estate properties	(10,777)	(81,520)
Net costs capitalized to real estate owned	(17,227)	(5,305)
Net change in restricted cash - Newark	4,363	4,205
Net change in restricted cash - Multi Family	2,081	—
Collection of loan fees	—	132
Purchase of non controlling interest	(3,886)	—
Net cash used in investing activities	(23,446)	(72,347)

Cash flows from financing activities:
Proceeds from mortgages payable	9,341	61,611
Mortgage principal payments	(584)	(345)
Increase in deferred borrowing costs	(2,346)	(744)
Capital contributions from non-controlling interests	292	5,300
Capital distribution to non-controlling interests	(650)	(496)
Repurchase of shares of beneficial interest	(2,422)	—
Net cash provided by financing activities	3,631	65,326
Net decrease in cash and cash equivalents	(12,159)	(7,959)
Cash and cash equivalents at beginning of period	23,181	60,265
Cash and cash equivalents at end of period	$11,022	$52,306

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,273	$4,158
Taxes paid	$14	$11
Real estate property reclassified to assets held for sale	$6,748	$0
Acquisition of real estate through assumption of debt	$17,173	$—

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

Note 1 – Organization and Background

BRT Realty Trust (“BRT” or the “Trust”) is a business trust organized in Massachusetts. BRT (i) owns, operates and develops multi‑family properties and (ii) owns, operates and develops commercial and mixed-use real estate assets.
The multi‑family properties are generally acquired with venture partners in transactions in which the Trust contributes 50% to 90% of the equity.
BRT conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 ‑ Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2014, and for the three months ended December 31, 2014 and 2013, reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 2014, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of September 30, 2014, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries, and its majority owned or controlled real estate entities and its interests in variable interest entities in which the Trust is determined to be the primary beneficiary. Material intercompany balances and transactions have been eliminated.
RBH‑TRB Newark Holdings LLC, referred to herein as the Newark Joint Venture, was determined to be a variable interest entity (“VIE”) because the total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support by its equity holders. The Trust was determined to be the primary beneficiary of this joint venture because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.
The Trust’s consolidated joint ventures that own multi‑family properties, other than the joint venture which owns a multi-family property in Kennesaw, GA were determined to be VIE’s because the voting rights of some equity investors are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. In addition substantially all of the entity’s activities either involved or are conducted on behalf of the investor that has disproportionately fewer voting rights, it was determined that the Trust is the primary beneficiary of these joint ventures because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.
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

Note 3 ‑ Equity

Common Share Dividend Distribution

During the quarter ended December 31, 2014, the Trust did not declare a dividend on its shares.

Restricted Shares

The Trust’s 2012 Incentive Plan, approved by its shareholders in March 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares. As of December 31, 2014, 271,975 shares were issued pursuant to this plan. In January 2015, the Trust granted 142,950 shares of restricted stock pursuant to this plan. As of December 31, 2014, An aggregate of 376,300 shares of restricted stock awarded pursuant to the Trust’s 2009 equity incentive plan (the "Prior Plan") were outstanding and had not vested. No additional awards may be granted under the Prior Plan. The restricted shares granted under the 2012 Incentive Plan and the Prior Plan vest 5 years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation. For the three months ended December 31, 2014 and 2013, the Trust recorded $ 206,000 and $180,000 of compensation expense, respectively, related to the amortization of unearned compensation. At December 31, 2014, $1,872,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average vesting period is 2.1 years.

Share Repurchase

In December 2014 The Trust purchased 345,081 of its shares of beneficial interest at a price of $7.02 for a total of $2,422,000.

Per Share Data

Basic earnings (loss) per share was determined by dividing net income (loss) applicable to common shareholders for the applicable year by the weighted average number of shares of beneficial interest , (including unvested restricted stock) outstanding during such period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that share in the earnings of the Trust. Diluted earnings per share was determined by dividing net income applicable to common shareholders for the applicable period by the total of the weighted average number of shares of beneficial interest outstanding. The Trust does not have any dilutive securities outstanding.
Basic and diluted shares outstanding for the three months ended December 31, 2014 and 2013, were 14,243,173 and 14,162,887, respectively.

Note 4 ‑ Real Estate Properties

A summary of real estate properties owned is as follows (dollars in thousands):

	September 30, 2014 Balance	Additions (a)	Capitalized Costs and Improvements	Depreciation, Amortization and other reductions (b)	December 31, 2014 Balance
Multi-family	$511,866	$27,950	$9,007	$(10,374)	$538,449
Commercial/mixed use (c)	113,021	—	8,216	(500)	120,737
Land	7,972	—	—	—	7,972
Shopping centers/Retail	2,678	—	4	(27)	2,655
Co-op/condo apartments	75	—	—	(1)	74
Total real estate properties	$635,612	$27,950	$17,227	$(10,902)	$669,887
_________________

(a)	During the three months ended December 31, 2014, the Trust purchased the following multi‑family property (dollars in thousands):

Location	Purchase Date	No of Units	Contract Purchase Price	Acquisition Mortgage Debt	BRT Equity	Property Acquisition Costs
Pensacola, FL	12/22/2014	276	$27,950	$17,173	$11,380	$295
(b)    Includes the re-classification of a property which is held-for-sale. See Note 5 - Asset held for sale.
(c)    Represents the real estate assets of RBH‑TRB Newark Holdings LLC, a consolidated VIE which owns operating and development properties in Newark, New Jersey. These properties contain a mix of office, retail space, charter schools and surface parking totaling approximately 690,000 square feet of commercial space and 61 residential apartment units (excluding 6,000 square feet of commercial space and 62 residential apartments currently under construction). Certain of these assets are subject to a mortgage with a principal balance of $19,500,000 held by the Trust, which is eliminated in consolidation. Several of the assets are also encumbered by other mortgages which are discussed in Note 6 - Debt Obligations. The Trust contributed capital of $4,972,000 to this venture in the year ended September 30, 2014, representing its proportionate share of capital required to fund the operations of the venture for the venture’s current fiscal year and to purchase additional land parcels. This contribution includes $2,489,000 for the payment of deferred interest on the loan held by the Trust.
During the three months ended December 31, 2014, the Trust increased its ownership interest in a (i) joint venture that owns two multi-family properties in Houston, TX from 80% to 91% by purchasing its partner's interest in the venture for $2,036,000; and (ii) joint venture that owns a multi-family property in Decatur, GA from 80% to 100% by purchasing its partner's interest in the venture for $1,850,000. The Trust incurred $153,000 in professional fees related to these transactions.

Note 5 ‑ Real Estate Assets Held For Sale

At December 31, 2014, the Trust reclassified its Lawrenceville, GA multi-family property to Asset held for sale and reclassified the related mortgage on the property to Liability held for sale. On December 11, 2014, the joint venture entered into an agreement to sell the property for $9.7 million. The transaction closed on February 5, 2015.

Note 6 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	December 31, 2014	September 30, 2014
Mortgages payable	$502,103	$482,406
Junior subordinated notes	37,400	37,400
Total debt obligations	$539,503	$519,806

Mortgages Payable

During the three months ended December 31, 2014, the Trust purchased a multi-family property and incurred the following debt (dollars in thousands):

Location	Purchase Date	Acquisition Mortgage Debt	Interest Rate	Interest Only Period	Maturity Date
Pensacola, FL	12/22/14	$17,173	4.85%	12 months	October 2018

Contemporaneously with the Trust's increased ownership interest in a joint venture that owns multi-family properties in Houston, TX, the Trust refinanced a $6,494,000 adjustable rate mortgage and obtained a $7,500,000 fixed rate mortgage bearing interest at 4.19%. The new mortgage is interest only until November 2015 and matures in November 2024.

Junior Subordinated Notes

At December 31, 2014 and September 30, 2014, the Trust's junior subordinated notes had an outstanding principal balance of $37,400,000. The interest rates on the outstanding notes is set forth in the table below:

Interest Period	Interest Rate
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	Libor + 2.00%

Interest expense relating to the junior subordinated notes was $458,000 for each of the three months ended December 31, 2014 and 2013. Amortization of the deferred costs, a component of interest expense, was $5,000 for each of the three months ended December 31, 2014 and 2013.

Note 7 – Deferred Income (New Markets Tax Credit Transaction)

In connection with the Teachers Village project, on September 30, 2014, affiliates of JP Morgan Chase (“Chase”) contributed $5,100,000, and on September 12, 2012 and February 3, 2012, affiliates of Goldman Sachs (“ Goldman”) contributed $16,400,000 and $11,200,000, respectively, to special purpose subsidiaries of the Newark Joint Venture and these subsidiaries received the proceeds from the sale of New Markets Tax Credits (“NMTC”) for which the project qualified. Chase and Goldman are entitled to receive tax credits against their qualified investments in the project over the seven years commencing as of the dates of their respective contributions. At the end of the 7 years, the Newark Joint Venture subsidiaries have the option to acquire the special purpose entities for a nominal fee.

Note 7 – Deferred Income (New Markets Tax Credit Transaction) - continued

The NMTC program was enacted by Congress to serve low-income and distressed communities by providing investors with tax credit incentives to make capital investments in those communities. The program permits taxpayers to claim credits against their Federal income tax for up to 39% of qualified investments.

Included in deferred income on the Trust’s consolidated balance sheet at December 31, 2014 and September 30, 2014 are $30,990,000 of the Chase and Goldman contributions, which are net of fees of the NMTC transactions and Newark Joint Venture financing transactions. These amounts will be recognized into income when the obligations to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), is eliminated. The failure of the Newark Joint Venture to comply with the requirements of the NMTC program may result in the reversal of the tax credit benefits and the related obligation of the Newark Joint Venture to indemnify the beneficiaries of such credits. The tax credits are subject to recapture for a seven year period as provided in the Code.

Costs incurred in structuring these transactions are deferred and will be recognized as an expense based on the maturities of the various mortgage financings, including the debt financing obtained by the Newark Joint Venture contemporaneously with the NMTC transactions. At December 31, 2014 and September 30, 2014, these costs totaled $10.4 million and $8.7 million, respectively, and are included in deferred costs on the consolidated balance sheets.

The Trust determined that the special purpose subsidiaries are VIE’s. The VIE’s ongoing activities, which include collecting and remitting interest and fees and NMTC compliance, were all considered in the design of the special purpose entities and are not anticipated to affect the economic performance during the life of the VIE’s.

Management considered the obligation to deliver tax benefits, provide guarantees to Chase and Goldman and the Trust’s obligation to absorb the losses of the VIE. Management also considered Chase’s and Goldman’s lack of a material interest in the underlying economics of the project. Management concluded that the Newark joint venture (a consolidated subsidiary of the Trust) is the primary beneficiary and has therefore consolidated the VIE’s.

Note 8 - Segment Reporting

Management determined that it operates in two reportable segments: a multi-family property segment which includes the ownership, operation and developing of its multi-family properties; and an other real estate segment which includes the ownership, operation and developing of the its other real estate assets and, in particular, the Newark Joint Venture. In the period ended December 31, 2013, The Trust also operated in a third segment that included the origination and servicing of the Trust's Loan Portfolio. The Trust no longer operates in the third segment and the operations of the segment are reported as discontinued operations.

The following table summarizes our segment reporting for the period indicated (dollars in thousands):

	Three Months Ended December 31, 2014
	Multi-Family Real Estate	Other Real Estate	Total
Rental and other revenues from real estate properties	$18,161	$1,320	$19,481
Other income	—	296	296
Total revenues	18,161	1,616	19,777
Operating expenses relating to real estate properties	9,215	1,194	10,409
Interest expense	4,709	1,492	6,201
Advisor’s fee, related party	485	99	584
Property acquisition costs	295	—	295
General and administrative	1,557	100	1,657
Depreciation and amortization	3,502	656	4,158
Total expenses	19,763	3,541	23,304

Loss from continuing operations	(1,602)	(1,925)	(3,527)
Plus: net loss attributable to non-controlling interests	197	832	1,029
Net (loss) income attributable to common shareholders	$(1,405)	$(1,093)	$(2,498)
Segment assets at December 31, 2014	$580,309	$169,984	750.293

The following table summarizes our segment reporting for the period indicated (dollars in thousands):

	Three Months Ended December 31, 2013
	Multi-Family Real Estate	Other Real Estate	Total
Rental and other revenues from real estate properties	$12,607	$1,200	$13,807
Other income	—	271	271
Total revenues	12,607	1,471	14,078
Operating expenses related to real estate properties	6,560	1,074	7,634
Interest expense	3,485	1,199	4,684
Advisor’s fees, related party	293	69	362
Property acquisition costs	1,181	—	1,181
General and administrative	1,512	117	1,629
Depreciation and amortization	2,764	426	3,190
Total expenses	15,795	2,885	18,680

Loss from continuing operations	(3,188)	(1,414)	(4,602)
Plus net loss attributable to non-controlling interests	187	831	1,018
Net (loss) income attributable to common shareholders before reconciling items	$(3,001)	$(583)	$(3,584)
Reconciling adjustments:
Discontinued operations	—	—	851
Net loss attributable to common shareholders	$(3,001)	$(583)	$(2,733)
Segment assets at December 31, 2013 (a)	$397,618	$149,275	$546,893

(a) excludes $66,678 of assets related to discontinued operations

Note 9 – Fair Value of Financial Instruments

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

Junior subordinated notes: At December 31, 2014 and 2013, the estimated fair value of the Trust’s junior subordinated notes is lower than their carrying value by approximately $21.4 and $24.3 million based on a market interest rate of 6.37% and 7.53%, respectively.

Mortgages payable: At December 31, 2014, the estimated fair value of the Trust’s mortgages payable is greater than their carrying value by approximately $729,000 assuming market interest rates between 2.05% and 9.09% and

Note 9 – Fair Value of Financial Instruments - continued

at December 31, 2013, the estimated fair value of the Trust's mortgages payable was lower than their carrying value by approximately $17.8 million assuming market interest rates between 2.42% and 9.64% . Market interest rates were determined using rates which the Trust believes reflects institutional lender yields requirements.

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

Set forth below is information regarding the Trust’s financial liabilities measured at fair value as of December 31, 2014 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Liabilities:
Interest rate swap	$33	—	$33

Derivative financial instrument: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At December 31, 2014, this derivative is included in other accounts payable and accrued liabilities on the consolidated balance sheet.

Although the Trust has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of December 31, 2014, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 10 – Derivative Financial Instruments

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

As of December 31, 2014, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional	Rate	Maturity
Interest rate swap	$1,743,000	5.25%	April 1, 2022

The table below presents the fair value of the Trust’s derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
December 31, 2014		September 30, 2014
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Accounts payable and accrued liabilities	$33	Accounts payable and accrued liabilities	$8

The following table presents the effect of the Trust’s interest rate swap on the consolidated statements of comprehensive (loss) income for the dates indicated (dollars in thousands):

	Three Months Ended December 31,
	2014	2013
Amount of gain recognized on derivative in Other Comprehensive Income	$31	$18
Amount of loss reclassified from Accumulated Other Comprehensive Income into Interest Expense	$(9)	$(9)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three months ended December 31, 2014 and December 31, 2013. During the twelve months ending December 31, 2015, the Trust estimates an additional $30,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

Note 10 – Derivative Financial Instruments - continued

Credit-risk-related Contingent Features

The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

As of December 31, 2014, the fair value of the derivative in a net asset position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $33,000 . As of December 31, 2014, the Trust has not posted any collateral related to this agreement. If the Trust had been in breach of this agreement at December 31, 2014, it could have been required to settle it obligations thereunder at its termination value of $33,000.

Note 11 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2014 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview

We are a real estate investment trust, also known as a REIT, engaged in two principal business activities: the ownership, operation and development of multi‑family properties, and the ownership, operation and development of commercial and mixed use real estate assets.

Our multi‑family activities derives revenue primarily from tenant rental payments. Generally, these activities involve our investment of 80% of the equity in a joint venture that acquires a multi‑family property, with the balance of the equity contributed by our joint venture partner. As of December 31, 2014, we own 28 multi‑family properties located in ten states with an aggregate of 8.245 units including 276 units under construction at a development property.
Our ownership and operation of commercial, mixed use and other real estate assets is comprised principally of the activities of the Newark Joint Venture. The Newark Joint Venture is engaged in the development of properties in downtown Newark, NJ. The properties are to be developed for educational, commercial, retail and residential use. The Newark Joint Venture is currently developing a project known as “Teachers Village”- the project currently involves six buildings: four completed buildings, one building to be completed by May 2015 and a sixth building which is expected to be completed by May 2016. The venture is currently unprofitable and it is anticipated that the activities will continue to be unprofitable at least until the Teachers Village project is constructed fully and reasonable occupancy levels achieved. No assurance can be given that the Teachers Village project or the Newark joint venture will ever be profitable.
The following highlights our activities during the three months ended December 31, 2014 and our financial condition as of such date:

•	We acquired one multi-family properties with 276 units for $28.0 million (including $17.2 million of mortgage debt and excluding acquisition costs of $295,000).

•
We increased our ownership interest in the joint venture that owns (i) the Stonecrossing and Pathway properties from 80% to 91% for approximately $2.0 million and (ii) the Avondale property from 80% to 100% for approximately $1.9 million.

•
At December 31, 2014, our multi-family portfolio totaled 28 properties containing 8,245 residential units, including 276 units under construction at a development property, with a net book value of $545.1 million;

•	At December 31, 2014 and January 31, 2015 we had cash and cash equivalents of $11.0 million and $5.1 million, respectively.

The joint venture that owns the Lawrenceville, GA property sold the property in February 2015 for $9.7 million.

We estimate that in the quarter ending March 31, 2015, we will realize, for financial statement purposes, a gain of approximately $2.5 million on the sale of the property, without giving effect to a minority interest of $1.1 million.

Net loss attributable to common shareholders decreased in the three months ended December 31, 2014 by $235,000 to a loss of $2.50 million from a loss of $2.73 million in the three months ended December 31, 2013. The decrease is primarily due to a $1.6 million decrease in the loss sustained in our multi-family property activities, partially offset by the inclusion, in the 2014 period, of $851,000 from our discontinued operations, and an increase of $510,000 in the loss sustained in our other real estate segment.

Results of Operations – Three months ended December 31, 2014 compared to the three months ended
December 31, 2013.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands):	2014	2013	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$19,481	$13,807	$5,674	41.1%
Other income	296	271	25	9.2%
Total revenues	$19,777	$14,078	$5,699	40.5%

Rental and other revenue from real estate properties. The increase is primarily due to $4.3 million of rental revenue from eight multi-family properties acquired in the twelve months ended December 31, 2014, $787,000 from the inclusion, for a full quarter, of rental revenue from six multi-family properties acquired in the three months ended December 31, 2013 and increased revenues of $515,000 from multi-family properties acquired prior to October 2013 (of which approximately $240,000 is due to primarily higher rental rates at one property).

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands)	2014	2013	Increase (Decrease)	% Change
Operating expenses relating to real estate properties	$10,409	$7,634	$2,775	36.4%
Interest expense	6,201	4,684	1,517	32.4%
Advisor’s fees, related party	584	362	222	61.3%
Property acquisition costs	295	1,181	(886)	(75.0)%
General and administrative	1,657	1,629	28	1.7%
Depreciation and amortization	4,158	3,190	968	30.3%
Total expenses	$23,304	$18,680	$4,624	24.8%

Operating expenses relating to real estate properties. The increase is comprised primarily of $1.9 million from the eight multi-family properties acquired in the twelve months ended December 31, 2014, $626,000 from the inclusion, for a full quarter, of expenses related to six properties acquired in the three months ended December 31, 2013, and $175,000 primarily from increased maintenance expenses at multi-family properties acquired prior to October 2013.

Interest expense. The increase is comprised primarily of $980,000 from the mortgages on the eight multi-family properties acquired in the twelve months ended December 31, 2014, $148,000 from the inclusion, for a full quarter, of interest on the mortgages on six multi-family properties acquired in the three months ended December 31, 2013 and $298,000 from the Newark Joint Venture. The increase at the Newark joint venture is due to the debt incurred in September 2014 in connection with the Phase III financing of the the Teachers Village project, partially offset by an increase in the amount of interest capitalized related to Phase II of the Teachers Village project due to the progress of construction. Capitalized interest was $563,000 and $231,000 for the three months ended December 31, 2013 and 2012, respectively.

Advisor’s fees, related party. The fee is calculated based on invested assets which increased primarily due to the purchase, during the twelve months ended December 31, 2014, of 8 multi-family properties.

Property acquisition costs. The costs are primarily associated with the purchase of a multi-family property in the quarter ended December 31, 2014. Such costs generally include acquisition fees to our joint venture partners, brokerage fees, and legal, due diligence and other transactional costs and expenses. In the corresponding period in the prior year, we purchased six multi-family properties.

Depreciation and amortization. The increase is comprised of $744,000 from the eight multi- family properties acquired in the twelve months ended December 31, 2014 and a $153,000 increase at our other real estate properties due primarily to the completion of a building in Phase II of the Teachers Village project.
Discontinued Operations. The three months ended December 31, 2013 includes the operations of our loan origination and servicing operations which were discontinued at the end of Fiscal 2014.

Liquidity and Capital Resources

We require funds to acquire properties, repay borrowings, pay operating expenses, and with respect to the Newark Joint Venture, to fund operating losses and additional development activities. Our current source of liquidity consists primarily of our cash. At December 31, 2014, our liquidity (excluding an aggregate of $25.2 million of restricted cash which is to be used by the Newark Joint Venture and multi-family properties, as applicable) was approximately $11.0 million At January 31, 2015 our liquidity was approximately $5.1 million.

We believe we have sufficient funds to meet our operating expenses in 2015 and to fund any capital contributions required by the general operations of our multi-family properties and the Newark Joint Venture. As a result of the limited funds available to us, our ability to acquire additional multi-family properties has been significantly reduced.

Multi-Family Properties

We anticipate that the debt service payable from the second quarter of fiscal 2015 through 2016 for our multi-family properties and the operating expenses of these properties will be funded from the rental revenues generated therefrom. In most instances, the mortgage debt with respect to these properties is non-recourse to (i) the joint venture (or a subsidiary thereof) that owns the property, subject to standard carve-outs and (ii) us and our subsidiary owning the interest in the joint venture.

We anticipate that the construction and other costs associated with the Greenville, South Carolina development project will be funded by capital previously contributed by our joint venture partner and us and in-place construction financing of up to $38.6 million, of which $11.0 million had been drawn at December 31, 2014.

Newark Joint Venture

The Newark Joint Venture's capital resource and liquidity requirements through September 30, 2016 are primarily operating expenses in excess of rental income and debt service associated with Phases I-III of the Teachers Village project and the construction and related costs and debt service associated with Phase II and III of this project. The phases are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2014.

The approximate $37.3 million required as of December 31, 2014 to complete Phase II and III of the Teachers Village project will be funded by the $17.7 million reflected as restricted cash-construction holdback on our consolidated balance sheet, and by approximately $19.6 million of committed but unfunded loans and tax credits, which are not reflected on our consolidated balance sheet. The foregoing sums are to be released or funded, as the case may be, from time to time upon satisfaction of specified construction and permitting related conditions. Though we believe that the Newark Joint Venture has sufficient funds to complete Phases II and III of the Teachers Village project, no assurance can be given in this regard.
     We also anticipate that approximate $17.7 million of debt service payable through the end of December 2016 and the estimated aggregate operating expenses of $1.7 million payable through December 2016 for the Teachers Village project will be funded as follows:

•	$.9 million from an interest reserve,

•	$2.3 million from the US Treasury interest subsidy on the qualified school construction bonds,

•	$8.1 million from New Jersey tax credits, and

•	the $8.1 million balance from funds generated from the operations of such properties (i.e., rental revenues).
           After giving effect to the approximately $1.45 million of annual rental payments to be generated from the leases with the three charter schools and a day-care center, the Newark Joint Venture estimates that it will require at least an additional $5.2 million in rental payments from commercial and residential tenants at the Teachers Village buildings to cover debt service and operating expenses for the two years ending December 31, 2016. While the Newark Joint Venture believes that the tenants of the leased retail space at the four completed buildings will, subject to the satisfaction of certain requirements, be rent paying by mid-2015, there is no assurance that such conditions will be satisfied, that the venture will be able to lease the balance of the space at such buildings or the two remaining buildings under construction and to be constructed and that if fully leased, the rental payments therefrom and from rental revenues from the residential units, will be sufficient to cover debt service and operating expenses. We may make additional capital contributions to the Newark Joint Venture to cover the shortfall, if any.

Cash Distribution Policy

At December 31, 2013, we had approximately $54 million of net operating loss carry forwards available to offset future income. It therefore is highly unlikely that we will pay or, to maintain our REIT status, be required to pay any dividend in calendar 2015 and for several years thereafter.

Off Balance Sheet Arrangements

None.

Funds from Operations; Adjusted Funds from Operations

In view of our equity investments in joint ventures which have acquired multi‑ family properties, we disclose below funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.
We compute FFO in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write‑downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non‑real estate assets. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute AFFO by deducting from FFO our straightline rent accruals and deferrals, amortization of restricted stock compensation and amortization of deferred financing costs.
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

The table below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	Three Months Ended December 31,
	2014	2013
Net loss attributable to common shareholders	$(2,498)	$(2,733)
Add: depreciation of properties	4,154	3,188
Add: our share of depreciation in unconsolidated joint ventures	5	5
Add: amortization of deferred leasing costs	3	15
Adjustments for non-controlling interests - depreciation	(1,091)	(841)
Adjustments for non-controlling interests - deferred leasing cost	(1)	(6)
Funds from operations	$572	$(372)

Adjustments for: straight line rents	(100)	(135)
Add: amortization of restricted stock compensation	206	180
Add: amortization of deferred financing costs	745	412
Adjustments for non-controlling interests - straight line rents	59	76
Adjustments from non-controlling interests - deferred financing costs	(319)	(169)
Adjusted funds from operations	$1,163	$(8)
The table below provides a reconciliation of net loss per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	Three Months Ended December 31,
	2014	2013
Net loss attributable to common shareholders	$(0.18)	$(0.19)
Add: depreciation of properties	0.29	0.23
Add: our share of depreciation in unconsolidated joint ventures	—	—
Add: amortization of deferred leasing costs	—	—
Adjustments for non-controlling interests - depreciation	(0.07)	(0.07)
Adjustments for non-controlling interests - deferred leasing cost	—	—
Funds from operations	0.04	(0.03)

Adjustments for: straight line rents	—	(0.01)
Add: amortization of restricted stock compensation	0.01	0.01
Add: amortization of deferred financing costs	0.05	0.03
Adjustments for non-controlling interests - straight line rents	—	—
Adjustments from non-controlling interests - deferred financing costs	(0.02)	—
Adjusted funds from operations	$0.08	$—

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

As of December 31, 2014, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At December 31, 2014, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on the derivative instrument would have increased by approximately $54,000 and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have decreased by approximately $123,000. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at a fixed rate through April 2016 and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under this indebtedness.

As of December 31, 2014, based on the number of units in each state, 25% of our properties was secured by properties are located in Texas, 21% in Georgia, 14% in Tennessee, 14% in Florida and the remaining 26% in six states and we are therefore subject to risks associated with the economics in these areas.

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

Part II

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2013, we announced that our Board of Trustees had authorized a share buyback plan pursuant to which we may, through September 30, 2015, expend up to $2 million to acquire our common shares. In December 2014, our Board of Trustees increased to $4 million the amount the Trust can spend to repurchase our shares of beneficial interest and extended the program through September 30, 2017. In December 2014, the Trust purchased 345,081 of our shares of beneficial interest at a price of $7.02 per share, or a total of approximately $2.4 million.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Title of Exhibits
10.1*	Form of restricted stock award agreement for the 2012 Incentive Plan
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST
(Registrant)

February 6, 2016	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

February 6, 2016	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)