Form 10-Q
period 2015-03-31
BRT REALTY TRUST
filed 2015-05-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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
$3 par value, outstanding on May 5, 2015

BRT REALTY TRUST AND SUBSIDIARIES

Part 1 ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2015 (Unaudited)	September 30, 2014
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $34,380 and $27,424	$682,774	$635,612

Cash and cash equivalents	18,011	23,181
Restricted cash – Newark	16,673	22,835
Restricted cash - Multi-family	6,781	9,555
Deferred costs, net	14,760	13,515
Deposits and escrows	8,829	12,273
Other assets, net	12,301	15,632
Assets of discontinued operations	—	2,017
Total Assets	$760,129	$734,620
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$516,519	$482,406
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	19,481	15,185
Deferred income	30,990	30,990
Total Liabilities	604,390	565,981

Commitments and contingencies	—	—

Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:	—	—
Authorized 10,000 shares, none issued
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,428 and 13,655 outstanding	40,283	40,965
Additional paid-in capital	161,879	166,209
Accumulated other comprehensive (loss)	(56)	(8)
Accumulated deficit	(80,272)	(77,026)
Total BRT Realty Trust shareholders’ equity	121,834	130,140
Non-controlling interests	33,905	38,499
Total Equity	155,739	168,639
Total Liabilities and Equity	$760,129	$734,620

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,		Six Months Ended March 31,

	2015	2014	2015	2014
Revenues:
Rental and other revenues from real estate	$20,186	$14,877	$39,667	$28,684
Other income	286	280	582	551
Total revenues	20,472	15,157	40,249	29,235
Expenses:
Real estate operating expenses	10,314	8,395	20,723	16,029
Interest expense	5,865	4,949	12,066	9,633
Advisor’s fees, related party	605	414	1,189	776
Property acquisition costs	—	292	295	1,528
General and administrative—including $206 and $134 to related party for the three months ended and $282 and $347 for the six months ended	1,736	1,596	3,393	3,170
Depreciation and amortization	5,115	3,384	9,273	6,574
Total expenses	23,635	19,030	46,939	37,710
Total revenues less total expenses	(3,163)	(3,873)	(6,690)	(8,475)
Gain on sale of real estate	2,777	—	2,777	—
Loss from continuing operations	(386)	(3,873)	(3,913)	(8,475)
Discontinued operations:
Income from discontinued operations	—	362	—	1,213
Net loss	(386)	(3,511)	(3,913)	(7,262)
Plus: net (income) loss attributable to non- controlling interests	(362)	919	667	1,937
Net loss attributable to common shareholders	$(748)	$(2,592)	$(3,246)	$(5,325)

Basic and diluted per share amounts attributable to common shareholders:
Loss from continuing operations	$(0.05)	$(0.21)	$(0.23)	$(0.46)
Discontinued operations	—	0.03	—	0.09
Basic and diluted loss per share	$(0.05)	$(0.18)	$(0.23)	$(0.37)

Amounts attributable to BRT Realty Trust:
Loss from continuing operations	$(748)	$(2,954)	$(3,246)	$(6,538)
Discontinued operations	—	362	—	1,213
Net loss	$(748)	$(2,592)	$(3,246)	$(5,325)

Weighted average number of common shares outstanding:
Basic and diluted	14,086,761	14,294,022	14,165,826	14,227,734

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,

	2015	2014	2015	2014

Net loss	$(386)	$(3,511)	$(3,913)	$(7,262)
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments	(23)	(17)	(48)	10
Other comprehensive (loss) income	(23)	(17)	(48)	10
Comprehensive loss	(409)	(3,528)	(3,961)	(7,252)
Comprehensive (income) loss attributable to non-controlling interests	(359)	926	667	1,937
Comprehensive loss attributable to common shareholders	$(768)	$(2,602)	$(3,294)	$(5,315)

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Six Months Ended March 31, 2015
(Unaudited)
(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2014	$40,965	$166,209	$(8)	$(77,026)	$38,499	$168,639
Restricted stock vesting	353	(353)	—	—	—	—
Compensation expense –restricted stock	—	444	—	—	—	444
Contributions from non-controlling interests	—	—	—	—	292	292
Distributions to non-controlling interests	—	—	—	—	(3,367)	(3,367)
Purchase of non-controlling interests	—	(3,034)	—	—	(852)	(3,886)
Shares repurchased - 345,081 shares	(1,035)	(1,387)	—	—	—	(2,422)
Net loss	—	—	—	(3,246)	(667)	(3,913)
Other comprehensive loss	—	—	(48)	—	—	(48)
Comprehensive loss	—	—	—	—	—	(3,961)
Balances, March 31, 2015	$40,283	$161,879	$(56)	$(80,272)	$33,905	$155,739

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,913)	$(7,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,492	7,529
Amortization of deferred fee income	—	(297)
Amortization of restricted stock	444	394
Gain on sale of real estate	(2,777)	—
Increases and decreases from changes in other assets and liabilities:
Change in straight-line rent	(201)	(268)
Decrease in interest and dividends receivable	17	116
Increase in prepaid expenses	(1,503)	(483)
Decrease in prepaid interest	598	432
Decrease (increase) in deposits and escrows	3,285	(1,495)
Decrease (increase) in other assets	4,588	(734)
Increase in accounts payable and accrued liabilities	4,248	1,831
Other	3	3
Net cash provided by (used in) operating activities	15,281	(234)

Cash flows from investing activities:
Collections from real estate loans	2,000	18,727
Additions to real estate loans	—	(5,532)
Additions to real estate properties	(10,777)	(107,320)
Net costs capitalized to real estate properties	(35,307)	(15,272)
Net change in restricted cash - Newark	6,162	9,138
Net change in restricted cash - Multi Family	2,774	—
Collection of loan fees	—	180
Purchase of non controlling interests	(3,886)	—
Proceeds from the sale of real estate properties	9,605	—
Net cash used in investing activities	(29,429)	(100,079)

Cash flows from financing activities:
Proceeds from mortgages payable	24,549	80,535
Mortgage principal payments	(7,609)	(530)
Increase in deferred borrowing costs	(2,465)	(1,493)
Capital contributions from non-controlling interests	292	11,504
Capital distribution to non-controlling interests	(3,367)	(1,984)
Repurchase of shares of beneficial interest	(2,422)	—
Net cash provided by financing activities	8,978	88,032
Net decrease in cash and cash equivalents	(5,170)	(12,281)
Cash and cash equivalents at beginning of period	23,181	60,265
Cash and cash equivalents at end of period	$18,011	$47,984

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,230	$8,646
Taxes paid	$21	$158
Acquisition of real estate through assumption of debt	$17,173	$—

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015

Note 1 – Organization and Background

BRT Realty Trust (“BRT” or the “Trust”) is a business trust organized in Massachusetts. BRT owns, operates and develops (i) multi‑family properties and (ii) commercial and mixed-use real estate assets.
The multi‑family properties are generally acquired with venture partners in transactions in which the Trust contributes 80% of the equity.
BRT conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 ‑ Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2015, and for the three and six months ended March 31, 2015 and 2014, reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended March 31, 2015 and 2014, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of September 30, 2014, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.
The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries, and its majority owned or controlled real estate entities and its interests in variable interest entities in which the Trust is determined to be the primary beneficiary. Material intercompany balances and transactions have been eliminated.
RBH‑TRB Newark Holdings LLC, referred to herein as the Newark Joint Venture, was determined to be a variable interest entity (“VIE”) because the total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support by its equity holders. The Trust was determined to be the primary beneficiary of this joint venture because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the entity.
The Trust’s consolidated joint ventures that own multi‑family properties, other than the joint venture which owns a multi-family property in Kennesaw, GA, were determined to be VIE’s because the voting rights of some equity investors are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. In addition, substantially all of the entity’s activities either involved or are conducted on behalf of an investor that has disproportionately fewer voting rights. It was determined that the Trust is the primary beneficiary of these joint ventures because it has a controlling interest in that it has the power to direct the activities that most significantly impact the economic performance and it has the obligation to absorb losses and the right to receive benefits that could potentially be significant to the entity.
The joint venture that owns the Kennesaw, GA property was determined not to be a VIE but is consolidated because the Trust has a controlling financial interest in the entity due to its substantive participating rights.
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

Note 3 ‑ Equity

Common Share Dividend Distribution

During the quarter ended March 31, 2015, the Trust did not declare a dividend on its shares.

Restricted Shares

The Trust’s 2012 Incentive Plan, approved by its shareholders in March 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares. In January 2015, the Trust granted 142,950 shares of restricted stock pursuant to this plan. As of March 31, 2015, 414,925 shares of unvested restricted stock are outstanding pursuant to this plan and 258,450 shares of unvested restricted stock are outstanding pursuant to the Trust’s 2009 equity incentive plan (the "Prior Plan"). No additional awards may be granted under the Prior Plan. The restricted shares granted under the 2012 Incentive Plan and the Prior Plan vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation. For the three months ended March 31, 2015 and 2014, the Trust recorded $ 238,000 and $214,000, respectively, of compensation expense. For the six months ended March 31, 2015 and 2014, the Trust recorded $444,000, and $394,000, respectively of compensation expense related to the amortization of unearned compensation. At March 31, 2015, $2,646,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average vesting period is 2.8 years.

Share Repurchase

In the six months ended March 31, 2015, the Trust purchased 345,081 of its shares of beneficial interest at a price of $7.02 for a total of $2,422,000.

Per Share Data

Basic loss per share was determined by dividing net loss applicable to common shareholders for the applicable period by the weighted average number of shares of beneficial interest (including unvested restricted stock), outstanding during such period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that share in the earnings of the Trust. Diluted earnings per share was determined by dividing net income applicable to common shareholders for the applicable period by the total of the weighted average number of shares of beneficial interest outstanding. The Trust does not have any dilutive securities outstanding.
Basic and diluted shares outstanding for the three months ended March 31, 2015 and 2014, were 14,086,761 and 14,294,022, respectively and for six months ended March 31, 2015 and 2014 were 14,165,826 and 14,227,734, respectively.

Note 4 ‑ Real Estate Properties

A summary of real estate properties owned is as follows (dollars in thousands):

	September 30, 2014 Balance	Additions (a)	Capitalized Costs and Improvements	Sales and other reductions	Depreciation and Amortization	March 31, 2015 Balance
Multi-family	$511,866	$27,950	$17,938	$(6,753)	$(8,142)	$542,859
Commercial/mixed use (b)	113,021	—	17,365	—	(1,072)	129,314
Land	7,972	—	—	—	—	7,972
Shopping centers/Retail	2,678	—	4	—	(53)	2,629
Co-op/condo apartments	75	—	—	(75)	—	—
Total real estate properties	$635,612	$27,950	$35,307	$(6,828)	$(9,267)	$682,774
_________________

(a)
In December 2014, the Trust purchased a 276 unit multi-family property located in Pensacola, FL. The contract price was $27,950,000. The Trust assumed $17,173,000 in mortgage debt, provided equity of $11,380,000, incurred $295,000 in acquisition costs and $308,000 of closing adjustments.

(b)
Represents the real estate assets of RBH‑TRB Newark Holdings LLC, a consolidated VIE (the "Newark Joint Venture") which owns operating and development properties in Newark, New Jersey. These properties contain a mix of office, retail space, charter schools and surface parking totaling approximately 690,000 square feet of commercial space and 61 residential apartment units (excluding 26,000 square feet of commercial space and 143 residential apartments currently under construction). Certain of these assets are subject to a mortgage with a principal balance of $19,500,000 held by the Trust, which is eliminated in consolidation. Several of the assets are also encumbered by other mortgages.

During the six months ended March 31, 2015, the Trust increased its ownership interest in a (i) joint venture that owns two multi-family properties in Houston, TX from 80% to 91% by purchasing its partner's interest in the venture for $2,036,000; and (ii) joint venture that owns a multi-family property in Decatur, GA from 80% to 100% by purchasing its partner's interest in the venture for $1,850,000. The Trust incurred $153,000 in professional fees related to these transactions.

On February 5, 2015, the Trust sold its Lawrenceville, GA multi-family property for a gross sales price of $9,700,000. The Trust recognized a gain on the sale of $2,654,000, of which approximately $1,140,000 represents the non-controlling partner's share of the gain.

On April 9, 2015, a consolidated joint venture that owns a property in Houston, TX, entered into a contract to sell the property for $39,900,000, including the assumption of the existing mortgage debt of $24,100,000. The Trust anticipates that the transaction, which is subject to the satisfaction of customary closings conditions ( including the mortgage lender's approval of the purchaser's assumption of the mortgage debt) will close in the quarter ending September 30, 2015. The Trust estimates it will record a gain of approximately $5,300,000 on the sale.

Note 4 ‑ Real Estate Properties - continued

During the six months ended March 31, 2015, the Trust finalized the allocation of purchase prices on four properties purchased in the prior fiscal year. The following table summarizes the preliminary allocation of the purchase price of properties as recorded on September 30, 2014 and the finalized allocation of the purchase price, as adjusted, as of March 31, 2015 (dollars in thousands):

	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation
Land	$21,324	$(61)	$21,263
Building and Improvements	34,096	(326)	33,770
Acquisition-related intangible assets (in acquired lease intangibles, net)	—	387	387
Total Consideration	$55,420	$—	$55,420

Note 5 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2015	September 30, 2014
Mortgages payable	$516,519	$482,406
Junior subordinated notes	37,400	37,400
Total debt obligations	$553,919	$519,806

Mortgages Payable

The Trust assumed mortgage debt of $17,173,000 in connection with the Trust's purchase, in December 2014, of a multi-family property located in Pensacola, FL. The mortgage bears interest at 4.85%, is interest only for 12 months and matures in October 2018.

Contemporaneously with the Trust's increased ownership interest in a joint venture that owns multi-family properties in Houston, TX, the Trust refinanced a $6,494,000 adjustable rate mortgage and obtained a $7,500,000 fixed rate mortgage bearing interest at 4.19%. The new mortgage is interest only until November 2015 and matures in November 2024.

During the six months ended March 31, 2015, the Trust obtained additional mortgage financing as set forth in the table below (dollars in thousands):

Location	Closing Date	Additional Mortgage Debt	Interest Rate	Maturity Date
Melbourne, FL	1/23/15	$1,907	4.17%	April 2019
West Palm Beach, FL	3/20/15	$4,000	4.35%	April 2019

Note 5 – Debt Obligations - continued

Junior Subordinated Notes

At March 31, 2015 and September 30, 2014, the Trust's junior subordinated notes had an outstanding principal balance of $37,400,000. The interest rates on the outstanding notes is set forth in the table below:

Interest Period	Interest Rate
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	Libor + 2.00%

Interest expense relating to the junior subordinated notes was $458,000 for each of the three months ended March 31, 2015 and 2014, and $916,000 for each of the six months ended March 31, 2015 and 2014. Amortization of the deferred costs, a component of interest expense, was $5,000 for each of the three months ended March 31, 2015 and 2014, and $10,000 for each of the six months ended March 31, 2015 and 2014.

Note 6 – Deferred Income (New Markets Tax Credit Transaction)

In connection with the Newark Joint Venture's Teachers Village project, on September 30, 2014, affiliates of JP Morgan Chase (“Chase”) contributed $5,100,000, and on September 12, 2012 and February 3, 2012, affiliates of Goldman Sachs (“ Goldman”) contributed $16,400,000 and $11,200,000, respectively, to special purpose subsidiaries of the Newark Joint Venture and these subsidiaries received the proceeds from the sale of New Markets Tax Credits (“NMTC”) for which the project qualified. Chase and Goldman are entitled to receive tax credits against their qualified investments in the project over seven years commencing as of the dates of their respective contributions. At the end of the seven years, the Newark Joint Venture subsidiaries have the option to acquire the special purpose entities for a nominal fee.

The NMTC program was enacted by Congress to serve low-income and distressed communities by providing investors with tax credit incentives to make capital investments in those communities. The program permits taxpayers to claim credits against their Federal income tax for up to 39% of qualified investments.

The deferred income on the Trust’s consolidated balance sheets at March 31, 2015 and September 30, 2014 in the amount of $30,990,000 represents the Chase and Goldman contributions, which are net of fees of the NMTC transactions and Newark Joint Venture financing transactions. These amounts will be recognized into income when the obligations to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), are satisfied. The failure of the Newark Joint Venture to comply with the requirements of the NMTC program may result in the reversal of the tax credit benefits and the related obligation of the Newark Joint Venture to indemnify the beneficiaries of such credits. The tax credits are subject to recapture for a seven year period as provided in the Code.

Costs incurred in structuring these transactions are deferred and will be recognized as an expense based on the maturities of the various mortgage financings, including the debt financing obtained by the Newark Joint Venture contemporaneously with the NMTC transactions. At March 31, 2015 and September 30, 2014, these costs totaled $10.2 million and $8.7 million, respectively, and are included in deferred costs on the consolidated balance sheets.

The Trust determined that the special purpose subsidiaries are VIEs. The VIEs ongoing activities, which include collecting and remitting interest and fees and NMTC compliance, were all considered in the design of the special purpose entities and are not anticipated to affect the economic performance during the life of the VIEs.

Management considered the obligation to deliver tax benefits, provide guarantees to Chase and Goldman and the Trust’s obligation to absorb the losses of the VIE. Management also considered Chase’s and Goldman’s lack of a material interest in the underlying economics of the project. Management concluded that the Newark Joint Venture (a consolidated subsidiary of the Trust) is the primary beneficiary and has therefore consolidated the VIEs.

Note 7 - Segment Reporting

Management determined that it operates in two reportable segments: a multi-family property segment which includes the ownership, operation and developing of its multi-family properties; and an other real estate segment which includes the ownership, operation and developing of the its other real estate assets and, in particular, the Newark Joint Venture. In the period ended March 31, 2014, the Trust also operated a third segment - the origination and servicing of a loan portfolio. The Trust no longer operates the third segment and the operations of the segment are reported as discontinued operations.

The following tables summarize our segment reporting for the periods indicated (dollars in thousands):

	Three months ended March 31, 2015
	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate	$18,795	$1,391	$20,186
Other income	—	286	286
Total revenues	18,795	1,677	20,472
Expenses:
Real estate operating expenses	9,105	1,209	10,314
Interest expense	4,686	1,179	5,865
Advisor’s fee, related party	518	87	605
General and administrative	1,632	104	1,736
Depreciation and amortization	4,514	601	5,115
Total expenses	20,455	3,180	23,635

Total revenues less total expenses	(1,660)	(1,503)	(3,163)
Gain on sale of real estate	2,777	—	2,777
Net income (loss)	1,117	(1,503)	(386)
Plus: net (income) loss attributable to non-controlling interests	(1,212)	850	(362)
Net loss attributable to common shareholders	$(95)	$(653)	$(748)
Segment assets at March 31, 2015	$583,438	$176,691	$760,129

Note 7 - Segment Reporting - continued

	Three months ended March 31, 2014
	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate	$13,718	$1,159	$14,877
Other income	—	280	280
Total revenues	13,718	1,439	15,157
Expenses:
Real estate operating expenses	7,336	1,059	8,395
Interest expense	3,759	1,190	4,949
Advisor’s fees, related party	326	88	414
Property acquisition costs	292	—	292
General and administrative	1,485	111	1,596
Depreciation and amortization	2,942	442	3,384
Total expenses	16,140	2,890	19,030

Loss from continuing operations	(2,422)	(1,451)	(3,873)
Plus: net loss attributable to non-controlling interests	81	838	919
Net loss attributable to common shareholders before reconciling items	$(2,341)	$(613)	$(2,954)
Reconciling adjustments:
Discontinued operations			362
Net loss attributable to common shareholders			$(2,592)
Segment assets at March 31, 2014 (a)	$397,718	$176,634	$574,352

_______________________________

(a) Excludes $59,637 of assets related to discontinued operations.

Note 7 – Segment Reporting - continued

	Six Months Ended March 31, 2015
	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate	$36,956	$2,711	$39,667
Other income	—	582	582
Total revenues	36,956	3,293	40,249
Expenses:
Real estate operating expenses	18,320	2,403	20,723
Interest expense	9,395	2,671	12,066
Advisor’s fee, related party	1,003	186	1,189
Property acquisition costs	295	—	295
General and administrative	3,190	203	3,393
Depreciation and amortization	8,144	1,129	9,273
Total expenses	40,347	6,592	46,939

Total revenues less total expenses	(3,391)	(3,299)	(6,690)
Gain on sale of real estate	2,777	—	2,777
Net loss	(614)	(3,299)	(3,913)
Plus: net (income) loss attributable to non-controlling interests	(1,015)	1,682	667
Net (loss) income attributable to common shareholders	$(1,629)	$(1,617)	$(3,246)
Segment assets at March 31, 2015	$583,438	$176,691	$760,129

Note 7 – Segment Reporting - continued

	Six Months Ended March 31, 2014
	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate	$26,325	$2,359	$28,684
Other income	—	551	551
Total revenues	26,325	2,910	29,235
Expenses:
Real estate operating expenses	13,896	2,133	16,029
Interest expense	7,244	2,389	9,633
Advisor’s fees, related party	619	157	776
Property acquisition costs	1,528	—	1,528
General and administrative	2,942	228	3,170
Depreciation and amortization	5,706	868	6,574
Total expenses	31,935	5,775	37,710

Loss from continuing operations	(5,610)	(2,865)	(8,475)
Plus: net loss attributable to non-controlling interests	268	1,669	1,937
Net loss attributable to common shareholders before reconciling items	$(5,342)	$(1,196)	$(6,538)
Reconciling adjustments:
Discontinued operations			1,213
Net loss attributable to common shareholders			$(5,325)
Segment assets at March 31, 2014 (a)	$397,718	$176,634	$574,352

_______________________________

(a) Excludes $59,637 of assets related to discontinued operations.

Note 8 – Fair Value of Financial Instruments

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

Junior subordinated notes: At March 31, 2015 and 2014, the estimated fair value of the Trust’s junior subordinated notes is lower than their carrying value by approximately $21,000,000 and $24,300,000 based on a market interest rate of 6.15% and 6.84%, respectively.

Mortgages payable: At March 31, 2015, the estimated fair value of the Trust’s mortgages payable is greater than their carrying value by approximately $7,000,000 assuming market interest rates between 2.79% and 8.79% and at March 31, 2014, the estimated fair value of the Trust's mortgages payable was lower than their carrying value by approximately $12,000,000 assuming market interest rates between 2.42% and 9.58% . Market interest rates were determined using rates which the Trust believes reflects institutional lender yield requirements.

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

Set forth below is information regarding the Trust’s financial liabilities measured at fair value as of March 31, 2015 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Liabilities:
Interest rate swap	$56	—	$56

Derivative financial instrument: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At March 31, 2015, this derivative is included in other accounts payable and accrued liabilities on the consolidated balance sheet.

Note 8 – Fair Value of Financial Instruments - continued

Although the Trust has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of March 31, 2015, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 9 – Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

The Trust’s objective in using interest rate derivatives is to add stability to variable rate interest payments and expense by managing its exposure to interest rate movements. To accomplish this objective, the Trust primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Trust making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

As of March 31, 2015, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional	Rate	Maturity
Interest rate swap	$1,718	5.25%	April 1, 2022

The table below presents the fair value of the Trust’s derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
March 31, 2015		September 30, 2014
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Accounts payable and accrued liabilities	$56	Accounts payable and accrued liabilities	$8

As of March 31, 2015, the Trust did not have any derivative instruments that were considered to be ineffective and does not use derivative instruments for trading or speculative purposes.

Note 9 – Derivative Financial Instruments - continued

The following table presents the effect of the Trust’s interest rate swap on the consolidated statements of comprehensive (loss) income for the dates indicated (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Amount of loss recognized on derivative in Other Comprehensive Income	$(28)	$(25)	$(60)	$(7)
Amount of loss reclassified from Accumulated Other Comprehensive Income into Interest Expense	$(8)	$(8)	$(17)	$(17)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three and six months ended March 31, 2015 and March 31, 2014. The Trust estimates an additional $30,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense over the next twelve months.

Credit-risk-related Contingent Features

The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

As of March 31, 2015, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $56,000. As of March 31, 2015, the Trust has not posted any collateral related to this agreement. If the Trust had been in breach of this agreement at March 31, 2015, it could have been required to settle its obligations thereunder at its termination value of $56,000.

Note 10 – New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03 Interest - Imputation of Interest, which amends the balance sheet presentation for debt issuance costs. Under the amended guidance, a company will present unamortized debt issuance costs as a direct deduction from the carrying amount of that debt liability. The guidance is to be applied on a retrospective basis, and is effective for annual reporting periods beginning after December 15, 2015, with early adoption being permitted. The Trust is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which simplifies income statement presentation by eliminating extraordinary items from US GAAP. The ASU retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. The ASU is effective in annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted; however, adoption must occur at the beginning of an annual period. An entity can elect to apply the guidance prospectively or retrospectively. The Trust elected early adoption for the fiscal year beginning October 1, 2014, and its adoption did not have a material effect on its consolidated financial statements.

Note 11 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2015 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview

We are a real estate investment trust, also known as a REIT, engaged in two principal business activities - the ownership, operation and development of (i) multi‑family properties and (ii) commercial and mixed use and other real estate assets.

Our multi‑family operations derive revenue primarily from tenant rental payments. Generally, these operations involve our investment of 80% of the equity in a joint venture that acquires a multi‑family property, with the balance of the equity contributed by our joint venture partner. As of March 31, 2015, we own 27 multi‑family properties located in ten states with an aggregate of 8,075 units (including 360 units at a development property).
Our commercial, mixed use and other real estate asset operations are comprised principally of the activities of the Newark Joint Venture. The Newark Joint Venture is currently developing a project known as “Teachers Village”- the project currently involves six buildings: four completed buildings, one building expected to be completed by Fall 2015 and a sixth building at which site work commenced and construction of the building is expected to be completed by Summer 2016. The venture is currently unprofitable and it is anticipated that the activities will continue to be unprofitable at least until the Teachers Village project is constructed fully and reasonable occupancy levels achieved. The project, as currently contemplated, requires additional funding. No assurance can be given that the Teachers Village project or the Newark Joint Venture will obtain the additional financing required or ever be profitable. See "- Liquidity and Capital Resources - Newark Joint Venture".
Net loss attributable to common shareholders decreased in the six months ended March 31, 2015 by $2.1 million to a loss of $3.2 million from a loss of $5.3 million in the six months ended March 31, 2014. The decrease is primarily due to a $2.7 million gain on the sale of a multi-family property and improved operations at our multi-family properties.

Results of Operations – Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands):	2015	2014	Increase	% Change
Rental and other revenues from real estate	$20,186	$14,877	$5,309	35.7%
Other income	286	280	$6	2.1%
Total revenues	$20,472	$15,157	$5,315	35.1%

Rental and other revenues from real estate. The increase is due primarily to $4.4 million from six multi-family properties acquired in the twelve months ended March 31, 2015, $170,000 from the inclusion, for the full quarter, from two multi-family properties acquired in the three months ended March 31, 2014, $790,000 from multi-family properties acquired prior to January 2014 (due primarily to a net increase in rental rates at many of our multi-family properties) and $262,000 from Teachers Village, as occupancy commenced at recently completed residential units. Offsetting the increase was a reduction of $279,000 as a result of the February 2015 sale of our Lawrenceville, GA property.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Increase (Decrease)	% Change
Real estate operating expenses	$10,314	$8,395	$1,919	22.9%
Interest expense	5,865	4,949	916	18.5%
Advisor’s fees, related party	605	414	191	46.1%
Property acquisition costs	—	292	(292)	(100.0)%
General and administrative	1,736	1,596	140	8.8%
Depreciation and amortization	5,115	3,384	1,731	51.2%
Total expenses	$23,635	$19,030	$4,605	24.2%

Real estate operating expenses. The increase is due primarily to $1.8 million from the six multi-family properties acquired in the twelve months ended March 31, 2015, $73,000 from the inclusion, for the full quarter, from two properties acquired in the three months ended March 31, 2014, and $203,000 resulting from the commencement of operations at the Teachers Village buildings recently completed. Offsetting the increase is a decline of $ 105,000 as a result of our sale of the Lawrenceville, GA property.

Interest expense. Approximately $933,000 of the increase is due to the mortgages on the six multi-family properties acquired in the twelve months ended March 31, 2015. Further, there was a nominal net decrease in interest expense at the Newark Joint Venture. Specifically, the increase in capitalized interest related to two buildings at Teachers Village currently under construction was offset by interest expense incurred in connection with the September 2014 financing of this project. Capitalized interest was $643,000 and $282,000 for the three months ended March 31, 2015 and 2014, respectively.

Advisor’s fees, related party. The fee is calculated based on invested assets which increased primarily due to the purchase, during the twelve months ended March 31, 2015, of six multi-family properties.

Property acquisition costs. These costs decreased due to reduced acquisition activity.

General and administrative. A significant portion of the increase is due to the reclassification to discontinued operations, in the corresponding period of the prior year, of amounts relating to our lending operations.

Depreciation and amortization. The increase is due to $878,000 from the six multi-family properties acquired in the twelve months ended March 31, 2015, $620,000 due to the finalization of purchase price allocations with respect to four properties and $161,000 due to the completion of a building at Teachers Village. (See Note 4 to our consolidated financial statements).

Gain on sale of real estate

In February 2015 , we sold the Lawrenceville, GA multi-family property for a gross sales price of $9.7 million. We recognized a gain on the sale of $2.7 million, of which approximately $1.1 million represents the non-controlling partner's share of the gain. We also recognized a $122,000 gain on the sale of condo units in Apopka, FL.

Discontinued operations
The three months ended March 31, 2014 includes the operations of our loan origination and servicing operations which were discontinued as of September 30, 2014.

Results of Operations – six months ended March 31, 2015 compared to the six months ended March 31, 2014.

Revenues

The following table compares our revenues for the periods indicated:

	Six Months Ended March 31,
(Dollars in thousands):	2015	2014	Increase (Decrease)	% Change
Rental and other revenues from real estate	$39,667	28,684	$10,983	38.3%
Other income	582	551	31	5.6%
Total revenues	$40,249	$29,235	$11,014	37.7%

Rental and other revenues from real estate. The increase is due primarily to $7.9 million from six multi-family properties acquired in the twelve months ended March 31, 2015, $2.0 million from the inclusion, for the six months ended March 31, 2015, of eight multi-family properties acquired in the corresponding period of the prior year, $958,000 from multi-family properties acquired prior to October 2013 (due primarily to increased rental rates at many of our multi-family properties) and $379,000 from the Newark Joint Venture as occupancy commenced at recently completed residential units. Offsetting the increase was a $267,000 reduction as a result of the sale of our Lawrenceville, GA property.

Expenses

The following table compares our expenses for the periods indicated:

	Six Months Ended March 31,
(Dollars in thousands)	2015	2014	Increase (Decrease)	% Change
Real estate operating expenses	$20,723	16,029	$4,694	29.3%
Interest expense	12,066	9,633	2,433	25.3%
Advisor’s fees, related party	1,189	776	413	53.2%
Property acquisition costs	295	1,528	(1,233)	(80.7)%
General and administrative	3,393	3,170	223	7.0%
Depreciation and amortization	9,273	6,574	2,699	41.1%
Total expenses	$46,939	$37,710	$9,229	24.5%

Real estate operating expenses. The increase is comprised primarily of $3.3 million from six multi-family properties acquired in the twelve months ended March 31, 2015, $1.2 million from the inclusion, for the six months ended March 31, 2015, of eight properties acquired in the corresponding period in the prior year and $330,000 from the commencement of operations at the recently completed Teachers Village buildings. Offsetting the increase is a decline of $78,000 as a result of the sale of our Lawrenceville, GA property.

Interest expense. The increase is due to $1.7 million from the mortgages on the six multi-family properties acquired in the twelve months ended March 31, 2015, $301,000 from the inclusion, for the six months ended March 31, 2015, from the mortgages on eight multi-family properties acquired in the corresponding period in the prior year and $291,000 from the Newark Joint Venture. The net increase in interest expense at the Newark Joint Venture is due to the debt incurred in the September 2014 financing of the Teachers Village project offset by an increase in the amount of interest capitalized due to the completion of construction of two buildings at Teachers Village. Capitalized interest was $1.2 million and $513,000 for the six months ended March 31, 2015 and 2014, respectively.

Advisor’s fees, related party. The fee is calculated based on invested assets which increased primarily due to the purchase, during the twelve months ended March 31, 2015, of six multi-family properties.

Property acquisition costs. These costs decreased due to reduced acquisition activity.

General and administrative. A significant portion of the increase is due to the reclassification to discontinued operations, in the corresponding period of the prior year, of amounts relating to our lending operations.

Depreciation and amortization. The increase is due to $1.5 million from the six multi- family properties acquired in the twelve months ended March 31, 2015, $211,000 from the inclusion, for the six months ended March 31, 2015, of eight properties acquired in the corresponding period in the prior year, $620,000 from the finalization of purchase price allocations with respect to four properties and $265,000 from the Newark Joint Venture due primarily to the completion of two buildings at Teachers Village. (See Note 4 to our consolidated financial statements).
Discontinued operations. The six months ended March 31, 2014 includes the operations of our loan origination and servicing operations which were discontinued as of September 30, 2014.

Liquidity and Capital Resources

We require funds to acquire multi-family properties, repay borrowings, pay operating expenses, and with respect to the Newark Joint Venture, to fund operating losses, contributions for the Teachers Village project and additional development activities. Our current sources of liquidity consists of our available cash, cash flow from operations and proceeds from sales of multi-family properties. At March 31, 2015, our cash and cash equivalents (excluding an aggregate of $23.5 million of restricted cash which is to be used by the Newark Joint Venture and multi-family properties, as applicable) was approximately $18.0 million. At April 30, 2015 our liquidity was approximately $15.7 million.

We believe we have sufficient funds to meet our operating expenses in 2015 and to fund any contributions required by the general operations of our multi-family properties and the Newark Joint Venture. As a result of the limited funds available to us, our ability to acquire additional multi-family properties has been significantly reduced. See "- Newark Joint Venture" for a discussion of such venture's liquidity and capital resource requirements.

Multi-Family Properties

We anticipate that the debt service payable from the third quarter of fiscal 2015 through 2016 for our multi-family properties and the operating expenses of these properties will be funded from the rental revenues generated therefrom. Except as noted below, the mortgage debt with respect to these properties is non-recourse to (i) the joint venture (or a subsidiary thereof) that owns the property, subject to standard carve-outs and (ii) us and our subsidiary owning the interest in the joint venture. BRT Realty Trust is the guarantor with respect to the standard carve-outs for the following properties: Avalon, Avondale, Pathway and Stonecrossing.

We anticipate that the construction and other costs associated with the Greenville, South Carolina development project will be funded by capital previously contributed by our joint venture partner and us and in-place construction financing of up to $38.6 million, of which $17.7 million had been drawn at March 31, 2015. As of May 2015, two buildings with an aggregate of 68 residential units are complete, of which five are occupied.

Newark Joint Venture

The Newark Joint Venture's capital resource and liquidity requirements through March 31, 2017 are primarily operating expenses in excess of rental income. debt service associated with the Teachers Village project and construction and other costs related to this project.

The Newark Joint Venture anticipates that the debt service and operating expenses of approximately $19 to $20 million payable through March 2017 for the Teachers Village project will be funded by an aggregate of approximately (i) $11 million from an interest reserve, tax credit proceeds and the US Treasury interest subsidy on the qualified school construction bonds (collectively the "Reserve") and (ii) $5 million from the operations of the currently completed buildings. There is uncertainty, due to, among other things, the additional funds required to complete the project (as described below), as to whether the shortfall can be funded through the leasing of substantially all of the vacant commercial and residential units at the four completed buildings and the fifth building anticipated to be completed in Fall 2015. Additional financing from third parties and/or capital contributions from the members of the Newark Joint Venture (of which BRT Realty is a 50.1% member), may be required if the Reserve and funds generated from operations are insufficient to satisfy debt service and operating expenses. No assurance can be given that sufficient funds will be generated, provided or contributed to fund the debt service and operating expenses of the project.

The Newark Joint Venture estimates that it will require approximately $42 million to $47 million to complete the Teachers Village project (an increase of approximately $8 million to $13 million from prior estimates), which it is anticipated will be funded in part by the (i) $16.7 million restricted cash-construction holdback on our consolidated balance sheet, and (ii) an aggregate of approximately $17 million from tax credit proceeds and committed but unfunded loans, which are not reflected on our consolidated balance sheet. The venture expects that the foregoing sums will be released or funded, as the case may be, from time to time upon satisfaction of specified conditions (including budgeting, construction and permitting related conditions). The estimated additional $8 million to $13 million required over approximately the next 6 to 18 months to complete this project will require additional equity investments and/or debt financing from third parties or the members of the Newark Joint Venture. Although discussions have taken place with lenders and members of the venture with respect to the additional funds required, there have been no commitments by any such party to provide the funding. Failure to obtain such funds and complete the project will have a material adverse effect on the Newark Joint Venture and BRT Realty.

We have had preliminary discussions with an institutional investor to purchase all or substantially all of BRT Trust's equity in the Newark Joint Venture. We can provide no assurance that all or any portion of our equity will be purchased.

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
We compute FFO in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write‑downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non‑real estate assets. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute AFFO by deducting from FFO our straight line rent accruals and deferrals, amortization of restricted stock compensation and amortization of deferred financing costs.
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

The table below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net loss attributable to common shareholders	$(748)	$(2,592)	$(3,246)	$(5,325)
Add: depreciation of properties	5,112	3,377	9,266	6,565
Add: our share of depreciation in unconsolidated joint ventures	5	5	10	10
Add: amortization of deferred leasing costs	28	16	31	31
Less: gain on sale of real estate	(2,777)	—	(2,777)	—
Adjustments for non-controlling interests - depreciation	(1,213)	(874)	(2,261)	(1,715)
Adjustments for non-controlling interests - deferred leasing cost	(12)	(7)	(13)	(13)
Adjustment for non-controlling interest - gain on sale of real estate	1,250	—	1,250	—
Funds from operations	$1,645	$(75)	$2,260	$(447)

Adjustments for: straight line rents	(101)	(133)	(201)	(268)
Add: amortization of restricted stock compensation	239	214	445	394
Add: amortization of deferred financing costs	464	457	1,209	869
Adjustments for non-controlling interests - straight line rents	60	76	119	152
Adjustments for non-controlling interests - deferred financing costs	(200)	(186)	(519)	(355)
Adjusted funds from operations	$2,107	$353	$3,313	$345

The table below provides a reconciliation of net loss per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net loss attributable to common shareholders	$(0.05)	(0.18)	$(0.23)	$(0.37)
Add: depreciation of properties	0.37	0.23	0.66	0.46
Add: our share of depreciation in unconsolidated joint ventures	—	—	—	—
Add: amortization of deferred leasing costs	—	—	—	—
Less: gain on sale of real estate	(0.20)	—	(0.20)	—
Adjustments for non-controlling interests - depreciation	(0.09)	(0.05)	(0.16)	(0.12)
Adjustments for non-controlling interests - deferred leasing cost	—	—	—	—
Adjustments for non-controlling interests - gain on sale of real estate	0.09	—	0.09	—
Funds from operations	0.12	—	0.16	(0.03)

Adjustments for: straight line rents	(0.01)	(0.01)	(0.01)	(0.02)
Add: amortization of restricted stock compensation	0.02	0.02	0.03	0.03
Add: amortization of deferred financing costs	0.04	0.03	0.09	0.06
Adjustments for non-controlling interests - straight line rents	0.01	—	0.01	(0.02)
Adjustments from non-controlling interests - deferred financing costs	(0.02)	—	(0.04)	—
Adjusted funds from operations	$0.16	$0.04	$0.24	$0.02

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than three mortgages, one of which is subject to an interest rate swap agreement . With respect to the remaining two variable rate mortgages, an increase of 100 basis points in interest rates would have a negative annual effect of $372,000 on net income (loss) and a decrease of 100 basis points would have a positive annual effect of $65,000 on income (loss).

As of March 31, 2015, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At March 31, 2015, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on the derivative instrument would have increased by approximately $85,000 and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have decreased by approximately $87,000. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at a fixed rate through April 2016 and accordingly, the effect of changes in interest rates would not currently impact the amount of interest expense that we incur under this indebtedness.

As of March 31, 2015, based on the number of residential units in each state, 24% of our properties are located in Texas, 20% in Georgia, 15% in Tennessee, 14% in Florida and the remaining 27% in six other states and we are therefore subject to risks associated with the economics in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2015 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 5. Other Information

On April 9, 2015, a consolidated joint venture that owns a property in Houston, TX, entered into a contract to sell the property for $39.9 million, including the assumption of the existing mortgage debt of $24.1 million. The Trust anticipates that the transaction, which is subject to the satisfaction of customary closing conditions (including the mortgage lender's approval of the purchaser's assumption of the mortgage debt) will close in the quarter ended September 30, 2015. The Trust estimates it will record a gain of approximately $5.3 million on the sale.

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

BRT REALTY TRUST
(Registrant)

May 8, 2015	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

May 8, 2015	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)