Form 10-Q
period 2015-06-30
BRT REALTY TRUST
filed 2015-08-06
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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
$3 par value, outstanding on August 5, 2015

BRT REALTY TRUST AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2015 (Unaudited)	September 30, 2014
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $29,736 and $27,424	$623,883	$635,612

Cash and cash equivalents	16,186	23,181
Restricted cash – Newark	15,462	22,835
Restricted cash - Multi-family	5,875	9,555
Deferred costs, net	14,461	13,515
Deposits and escrows	10,134	12,273
Other assets, net	12,277	15,632
Assets of discontinued operations	—	2,017
Real estate properties held for sale	68,259	—
Total Assets	$766,537	$734,620
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$483,532	$482,406
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	19,132	15,185
Deferred income	30,990	30,990
Mortgages payable held for sale	43,291	—
Total Liabilities	614,345	565,981

Commitments and contingencies	—	—
Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:	—	—
Authorized 10,000 shares, none issued
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,428 and 13,655 outstanding	40,285	40,965
Additional paid-in capital	161,612	166,209
Accumulated other comprehensive loss	(30)	(8)
Accumulated deficit	(82,850)	(77,026)
Total BRT Realty Trust shareholders’ equity	119,017	130,140
Non-controlling interests	33,175	38,499
Total Equity	152,192	168,639
Total Liabilities and Equity	$766,537	$734,620
See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2015	2014	2015	2014
Revenues:
Rental and other revenues from real estate	$20,945	$17,449	$60,612	$46,133
Other income	280	319	862	870
Total revenues	21,225	17,768	61,474	47,003
Expenses:
Real estate operating expenses	11,424	10,042	32,147	26,071
Interest expense	6,006	5,411	18,072	15,044
Advisor’s fees, related party	612	475	1,801	1,251
Property acquisition costs	—	718	295	2,246
General and administrative—including $152 and $104 to related party for the three months ended and $434 and $451 for the nine months ended	1,654	1,512	5,047	4,682
Depreciation and amortization	5,037	3,801	14,310	10,375
Total expenses	24,733	21,959	71,672	59,669
Total revenues less total expenses	(3,508)	(4,191)	(10,198)	(12,666)
Gain on sale of real estate	—	3	2,777	3
Loss from continuing operations	(3,508)	(4,188)	(7,421)	(12,663)
Discontinued operations:
Income from discontinued operations	—	185	—	1,398
Net loss	(3,508)	(4,003)	(7,421)	(11,265)
Plus: net loss attributable to non- controlling interests	930	3,672	1,597	5,609
Net loss attributable to common shareholders	$(2,578)	$(331)	$(5,824)	$(5,656)

Basic and diluted per share amounts attributable to common shareholders:
Loss from continuing operations	$(0.18)	$(0.03)	$(0.41)	$(0.49)
Discontinued operations	—	0.01	—	0.09
Basic and diluted loss per share	$(0.18)	$(0.02)	$(0.41)	$(0.40)

Amounts attributable to BRT Realty Trust:
Loss from continuing operations	$(2,578)	$(516)	$(5,824)	$(7,054)
Discontinued operations	—	185	—	1,398
Net loss attributable to BRT Realty Trust	$(2,578)	$(331)	$(5,824)	$(5,656)

Weighted average number of common shares outstanding:
Basic and diluted	14,101,056	14,303,237	14,144,236	14,252,902

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2015	2014	2015	2014

Net loss	$(3,508)	$(4,003)	$(7,421)	$(11,265)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	26	(20)	(22)	(10)
Other comprehensive income (loss)	26	(20)	(22)	(10)
Comprehensive loss	(3,482)	(4,023)	(7,443)	(11,275)
Comprehensive loss attributable to non-controlling interests	926	3,675	1,600	5,612
Comprehensive loss attributable to common shareholders	$(2,556)	$(348)	$(5,843)	$(5,663)

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Nine Months Ended June 30, 2015
(Unaudited)
(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2014	$40,965	$166,209	$(8)	$(77,026)	$38,499	$168,639
Restricted stock vesting	355	(355)	—	—	—	—
Compensation expense –restricted stock	—	676	—	—	—	676
Contributions from non-controlling interests	—	—	—	—	1,419	1,419
Distributions to non-controlling interests	—	—	—	—	(3,998)	(3,998)
Purchase of non-controlling interests	—	(3,531)	—	—	(1,148)	(4,679)
Shares repurchased - 345,081 shares	(1,035)	(1,387)	—	—	—	(2,422)
Net loss	—	—	—	(5,824)	(1,597)	(7,421)
Other comprehensive loss	—	—	(22)	—	—	(22)
Comprehensive loss	—	—	—	—	—	(7,443)
Balances, June 30, 2015	$40,285	$161,612	$(30)	$(82,850)	$33,175	$152,192

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,421)	$(11,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,048	11,865
Amortization of deferred fee income	—	(388)
Amortization of restricted stock	676	600
Gain on sale of real estate	(2,777)	(3)
Increases and decreases from changes in other assets and liabilities:
Change in straight-line rent	(318)	(430)
Decrease in interest and dividends receivable	16	273
Decrease (increase) in prepaid expenses	21	(607)
(Increase) decrease in prepaid interest	(673)	462
Decrease (increase) in deposits and escrows	2,138	(3,405)
Decrease (increase) in other assets	4,314	(1,508)
Increase in accounts payable and accrued liabilities	(19)	4,881
Other	—	11
Net cash provided by operating activities	12,005	486

Cash flows from investing activities:
Collections from real estate loans	2,000	34,045
Additions to real estate loans	—	(5,532)
Additions to real estate properties	(10,777)	(189,920)
Net costs capitalized to real estate properties	(45,784)	(28,544)
Net change in restricted cash - Newark	7,373	14,251
Net change in restricted cash - Multi Family	3,680	(6,807)
Collection of loan fees	—	180
Purchase of non controlling interests	(4,679)	—
Proceeds from the sale of real estate properties	9,604	27
Net cash used in investing activities	(38,583)	(182,300)

Cash flows from financing activities:
Proceeds from mortgages payable	35,718	139,432
Mortgage principal payments	(8,473)	(993)
Increase in deferred borrowing costs	(2,684)	(2,214)
Capital contributions from non-controlling interests	1,419	20,791
Capital distribution to non-controlling interests	(3,975)	(2,668)
Repurchase of shares of beneficial interest	(2,422)	—
Net cash provided by financing activities	19,583	154,348
Net decrease in cash and cash equivalents	(6,995)	(27,466)
Cash and cash equivalents at beginning of period	23,181	56,905
Cash and cash equivalents at end of period	$16,186	$29,439

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,235	$15,773
Taxes paid	$131	$209
Acquisition of real estate through assumption of debt	$17,173	$—
Real estate properties reclassified to Real estate properties held for sale	$68,259	$—
Accrued costs related to real estate property	$3,920	$—

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2015

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

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2015, and for the three and nine months ended June 30, 2015 and 2014, reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2015 and 2014, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of September 30, 2014, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.
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
The distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro-rata to the equity interest each partner has in the applicable venture.
With respect to its unconsolidated joint ventures, as (i) the Trust is primarily the managing member but does not exercise substantial operating control over these entities or the Trust is not the managing member and (ii) such entities are not VIE’s, the Trust has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.

Note 2 – Basis of Preparation - continued

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Note 3 ‑ Equity

Common Share Dividend Distribution

During the quarter ended June 30, 2015, the Trust did not declare a dividend on its shares.

Restricted Shares

The Trust’s 2012 Incentive Plan, approved by its shareholders in March 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares. In January 2015, the Trust granted 142,950 shares of restricted stock pursuant to this plan. As of June 30, 2015, 414,625 shares of unvested restricted stock are outstanding pursuant to this plan and 258,250 shares of unvested restricted stock are outstanding pursuant to the Trust’s 2009 equity incentive plan (the "Prior Plan"). No additional awards may be granted under the Prior Plan. The restricted shares granted under the 2012 Incentive Plan and the Prior Plan vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation. For the three months ended June 30, 2015 and 2014, the Trust recorded $232,000 and $214,000, respectively, of compensation expense. For the nine months ended June 30, 2015 and 2014, the Trust recorded $676,000, and $600,000, respectively, of compensation expense related to the amortization of unearned compensation. At June 30, 2015, $2,415,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average vesting period is 2.6 years.

Share Repurchase

In the nine months ended June 30, 2015, the Trust purchased 345,081 of its shares of beneficial interest at a price of $7.02 for a total of $2,422,000.

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
Basic and diluted shares outstanding for the three months ended June 30, 2015 and 2014, were 14,101,056 and 14,303,237, respectively and for nine months ended June 30, 2015 and 2014 were 14,144,236 and 14,252,902, respectively.

Note 4 ‑ Real Estate Properties

A summary of real estate properties owned is as follows (dollars in thousands):

	September 30, 2014 Balance	Additions (a)	Capitalized Costs and Improvements	Sales and other reductions	Depreciation and Amortization	Transfer to Held for Sale	June 30, 2015 Balance
Multi-family	$511,866	$27,950	$26,613	$(6,753)	$(12,561)	$(68,259)	$478,856
Commercial/mixed use (b)	113,021	—	23,087	—	(1,655)	—	134,453
Land	7,972	—	—	—	—	—	7,972
Shopping centers/Retail	2,678	—	4	—	(80)	—	2,602
Co-op/condo apartments	75	—	—	(75)	—	—	—
Total real estate properties	$635,612	$27,950	$49,704	$(6,828)	$(14,296)	$(68,259)	$623,883
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

Acquisitions and Dispositions

During the three months ended December 31, 2014, the Trust increased its ownership interest in a (i) joint venture that owns two multi-family properties in Houston, TX from 80% to 91% by purchasing a partner's interest in the venture for $2,036,000; and (ii) joint venture that owns a multi-family property in Decatur, GA from 80% to 100% by purchasing its partner's interest in the venture for $1,850,000. The Trust incurred $153,000 in professional fees related to these transactions.

On February 5, 2015, the Trust sold its Lawrenceville, GA multi-family property for a gross sales price of $9,700,000. The Trust recognized a gain on the sale of $2,654,000, of which approximately $1,140,000 was allocated to the non-controlling partner.

On April 1, 2015, the Trust increased its ownership interest in a joint venture that owns a multi-family property in North Charleston, SC from 90% to 100% by purchasing its partner's interest for $790,000.

On July 27, 2015, the Trust, through a consolidated joint venture, purchased a 618 unit multi-family property located in Valley, AL. The contract price was $44,000,000 (exclding $1,900,000 of closing costs, property escrows and working capital). The purchase was financed with $29,000,000 of mortgage debt which has at an annual interest rate of 4.49% and matures in 2025. The Trust contributed $10,400,000 of equity for its 61.25% share of the venture and its partner contributed $6,500,000 for the balance of the interests in the venture.

Note 4 ‑ Real Estate Properties - continued

Purchase Price Allocation

During the nine months ended June 30, 2015, the Trust finalized the allocation of purchase prices on seven properties purchased in fiscal 2014. The following table summarizes the preliminary allocation of the purchase price of properties as recorded on September 30, 2014, and the finalized allocation of the purchase price, as adjusted, as of June 30, 2015 (dollars in thousands):

	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation
Land	$31,540	$807	$32,347
Building and Improvements	76,210	(1,517)	74,693
Acquisition-related intangible assets (in acquired lease intangibles, net)	—	710	710
Total Consideration	$107,750	$—	$107,750

Note 5 - Real Estate Properties Held For Sale

At June 30, 2015 the following properties were classified as held for sale (dollars in thousands):

Location	Net, Book Value At June 30, 2015
Ivy Ridge, Marietta, GA	$9,182
The Palms, Houston, TX	35,199
Grove at Trinity Pointe, Cordova, TN	23,878
$68,259

On July 7, 2015, the Trust sold the property in Marietta, GA, for $17,600,000. The Trust estimates it will recognize a gain on the sale of approximately $8,000,000, of which $3,100,000 will be allocated to the non-controlling partner.

On July 21, 2015, the Trust sold the property in Houston, TX, for $39,900,000, including the purchaser's assumption of the $24,100,000 mortgage debt. The Trust estimates it will recognize a gain on the sale of approximately $4,000,000, of which $800,000 will be allocated to the non-controlling partner.

Note 6 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2015	September 30, 2014
Mortgages payable (a)	$483,532	$482,406
Junior subordinated notes	37,400	37,400
Total debt obligations	$520,932	$519,806
(a) Excludes mortgages payable held for sale of $43,291

Note 6 – Debt Obligations - continued

Mortgages Payable

The Trust assumed mortgage debt of $17,173,000 in connection with its purchase, in December 2014, of a multi-family property located in Pensacola, FL. The mortgage has an annual interest rate of 4.85%, requires interest only payments for 12 months and matures in October 2018.

Contemporaneously with the Trust's increased ownership interest in a joint venture that owns multi-family properties in Houston, TX, the Trust refinanced a $6,494,000 adjustable rate mortgage and obtained a $7,500,000 fixed rate mortgage with an annual interest rate of 4.19%. The new mortgage requires interest payments only until November 2015 and matures in November 2024.

During the nine months ended June 30, 2015, the Trust obtained additional mortgage financing as set forth in the table below (dollars in thousands):

Location	Closing Date	Additional Mortgage Debt	Interest Rate	Maturity Date
Melbourne, FL	1/23/15	$1,907	4.17%	April 2019
West Palm Beach, FL	3/20/15	$4,000	4.35%	April 2019

Junior Subordinated Notes

At June 30, 2015 and September 30, 2014, the Trust's junior subordinated notes had an outstanding principal balance of $37,400,000. The interest rates on the outstanding notes are set forth in the table below:

Interest Period	Interest Rate
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	Libor + 2.00%

Interest expense relating to the junior subordinated notes was $458,000 for each of the three months ended June 30, 2015 and 2014, and $$1,375,000 for each of the nine months ended June 30, 2015 and 2014. Amortization of the deferred costs, a component of interest expense, was $5,000 for each of the three months ended June 30, 2015 and 2014, and $15,000 for each of the nine months ended June 30, 2015 and 2014.

Note 7 – Deferred Income (New Markets Tax Credit Transaction)

In connection with the Newark Joint Venture's Teachers Village project, on September 30, 2014, affiliates of JP Morgan Chase (“Chase”) contributed $5,100,000, and on September 12, 2012, and February 3, 2012, affiliates of Goldman Sachs (“ Goldman”) contributed $16,400,000 and $11,200,000, respectively, to special purpose subsidiaries of the Newark Joint Venture and these subsidiaries received the proceeds from the sale of New Markets Tax Credits (“NMTC”) for which the project qualified. Chase and Goldman are entitled to receive tax credits against their qualified investments in the project over seven years commencing as of the dates of their respective contributions. At the end of the seven years, the Newark Joint Venture subsidiaries have the option to acquire the special purpose entities for a nominal fee.

The NMTC program was enacted by Congress to serve low-income and distressed communities by providing investors with tax credit incentives to make capital investments in those communities. The program permits taxpayers to claim credits against their Federal income tax for up to 39% of qualified investments.

Note 7 – Deferred Income (New Markets Tax Credit Transaction) - continued

The deferred income on the Trust’s consolidated balance sheets at June 30, 2015 and September 30, 2014 in the amount of $30,990,000 represents the Chase and Goldman contributions, which are net of fees of the NMTC transactions and Newark Joint Venture financing transactions. These amounts will be recognized into income when the obligations to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), are satisfied. The failure of the Newark Joint Venture to comply with the requirements of the NMTC program may result in the reversal of the tax credit benefits and the related obligation of the Newark Joint Venture to indemnify the beneficiaries of such credits. The tax credits are subject to recapture for a seven year period as provided in the Code.

Costs incurred in structuring these transactions are deferred and will be recognized as an expense based on the maturities of the various mortgage financings, including the debt financing obtained by the Newark Joint Venture contemporaneously with the NMTC transactions. At June 30, 2015 and September 30, 2014, these costs totaled $9.9 million and $8.7 million, respectively, and are included in deferred costs on the consolidated balance sheets.

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

Note 8 - Segment Reporting

Management determined that it operates in two reportable segments: a multi-family property segment which includes the ownership, operation and developing of its multi-family properties; and an other real estate segment which includes the ownership, operation and developing of the its other real estate assets and, in particular, the Newark Joint Venture. In the period ended June 30, 2014, the Trust also operated a third segment - the origination and servicing of a loan portfolio. The Trust no longer operates the third segment and the operations of the segment are reported as discontinued operations.

The following tables summarize our segment reporting for the periods indicated (dollars in thousands):

	Three months ended June 30, 2015
	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate	$19,425	$1,520	$20,945
Other income	—	280	280
Total revenues	19,425	1,800	21,225
Expenses:
Real estate operating expenses	9,875	1,549	11,424
Interest expense	4,652	1,354	6,006
Advisor’s fee, related party	522	90	612
General and administrative	1,571	83	1,654
Depreciation and amortization	4,423	614	5,037
Total expenses	21,043	3,690	24,733
Net loss	(1,618)	(1,890)	(3,508)
Plus: net (income) loss attributable to non-controlling interests	(52)	982	930
Net loss attributable to common shareholders	$(1,670)	$(908)	$(2,578)
Segment Assets at June 30, 2015	$586,648	$179,889	$766,537

Note 8 - Segment Reporting - continued

	Three months ended June 30, 2014
	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate	$16,201	$1,248	$17,449
Other income	—	319	319
Total revenues	16,201	1,567	17,768
Expenses:
Real estate operating expenses	8,759	1,283	10,042
Interest expense	4,310	1,101	5,411
Advisor’s fees, related party	391	84	475
Property acquisition costs	718	—	718
General and administrative	1,410	102	1,512
Depreciation and amortization	3,363	438	3,801
Total expenses	18,951	3,008	21,959
Total revenues less total expenses	(2,750)	(1,441)	(4,191)
Gain on sale of real estate assets	3	—	3

Loss from continuing operations	(2,747)	(1,441)	(4,188)
Plus: net loss attributable to non-controlling interests	150	3,522	3,672
Net (loss) income attributable to common shareholders before reconciling items	$(2,597)	$2,081	$(516)
Reconciling adjustments:
Discontinued operations			185
Net loss attributable to common shareholders			$(331)
Segment Assets at June 30, 2014 (a)	$545,676	$151,557	$697,233

_______________________________

(a) Excludes $$3,028 of assets related to discontinued operations.

Note 8 – Segment Reporting - continued

	Nine Months Ended June 30, 2015
	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate	$56,382	$4,230	$60,612
Other income	—	862	862
Total revenues	56,382	5,092	61,474
Expenses:
Real estate operating expenses	28,195	3,952	32,147
Interest expense	14,047	4,025	18,072
Advisor’s fee, related party	1,525	276	1,801
Property acquisition costs	295	—	295
General and administrative	4,760	287	5,047
Depreciation and amortization	12,567	1,743	14,310
Total expenses	61,389	10,283	71,672

Total revenues less total expenses	(5,007)	(5,191)	(10,198)
Gain on sale of real estate	2,777	—	2,777
Net loss	(2,230)	(5,191)	(7,421)
Plus: net (income) loss attributable to non-controlling interests	(1,067)	2,664	1,597
Net loss attributable to common shareholders	$(3,297)	$(2,527)	$(5,824)
Segment Assets at June 30, 2015	$586,648	$179,889	$766,537

Note 8 – Segment Reporting - continued

	Nine Months Ended June 30, 2014
	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate	$42,526	$3,607	$46,133
Other income	—	870	870
Total revenues	42,526	4,477	47,003
Expenses:
Real estate operating expenses	22,655	3,416	26,071
Interest expense	11,555	3,489	15,044
Advisor’s fees, related party	1,010	241	1,251
Property acquisition costs	2,246	—	2,246
General and administrative	4,351	331	4,682
Depreciation and amortization	9,069	1,306	10,375
Total expenses	50,886	8,783	59,669
Total revenues less total expenses	(8,360)	(4,306)	(12,666)
Gain on sale of real estate assets	3	—	3

Loss from continuing operations	(8,357)	(4,306)	(12,663)
Plus: net loss attributable to non-controlling interests	418	5,191	5,609
Net (loss) income attributable to common shareholders before reconciling items	$(7,939)	$885	$(7,054)
Reconciling adjustments:
Discontinued operations			1,398
Net loss attributable to common shareholders			$(5,656)
Segment Assets at June 30, 2014 (a)	$545,676	$151,557	$697,233

_______________________________

(a) Excludes $$3,028 of assets related to discontinued operations.

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

Junior subordinated notes: At June 30, 2015 and 2014, the estimated fair value of the Trust’s junior subordinated notes is lower than their carrying value by approximately $17,500,000 and $21,800,000 based on a market interest rate of 6.53% and 6.84%, respectively.

Mortgages payable: At June 30, 2015, the estimated fair value of the Trust’s mortgages payable is lower than their carrying value by approximately $4,800,000 assuming market interest rates between 2.13% and 9.26% and at June 30, 2014, the estimated fair value of the Trust's mortgages payable was lower than their carrying value by approximately $8,700,000 assuming market interest rates between 2.13% and 9.38%. Market interest rates were determined using rates which the Trust believes reflects institutional lender yield requirements.

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

Set forth below is information regarding the Trust’s financial liabilities measured at fair value as of June 30, 2015 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Liabilities:
Interest rate swap	$30	—	$30

Derivative financial instrument: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At June 30, 2015, this derivative is included in other accounts payable and accrued liabilities on the consolidated balance sheet.

Note 9 – Fair Value of Financial Instruments - continued

Although the Trust has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of June 30, 2015, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss on our consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

As of June 30, 2015, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional	Rate	Maturity
Interest rate swap	$1,691	5.25%	April 1, 2022

The table below presents the fair value of the Trust’s derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
June 30, 2015		September 30, 2014
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Accounts payable and accrued liabilities	$30	Accounts payable and accrued liabilities	$8

As of June 30, 2015, the Trust did not have any derivative instruments that were considered to be ineffective and does not use derivative instruments for trading or speculative purposes.

Note 10 – Derivative Financial Instruments - continued

The following table presents the effect of the Trust’s interest rate swap on the consolidated statements of comprehensive loss for the dates indicated (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Amount of gain (loss) recognized on derivative in Other Comprehensive Loss	$18	$(29)	$(47)	$(36)
Amount of loss reclassified from Accumulated Other Comprehensive Loss into Interest Expense	$(8)	$(9)	$(25)	$(26)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three and nine months ended June 30, 2015 and June 30, 2014. The Trust estimates an additional $28,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense over the next twelve months.

Credit-risk-related Contingent Features

The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

As of June 30, 2015, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $31,000. As of June 30, 2015, the Trust has not posted any collateral related to this agreement. If the Trust had been in breach of this agreement at June 30, 2015, it could have been required to settle its obligations thereunder at its termination value of $31,000.

Note 11 – New Accounting Pronouncements

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

Note 12 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2015 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Our multi‑family operations derive revenue primarily from tenant rental payments. Generally, these operations involve our investment of 80% of the equity in a joint venture that acquires a multi‑family property, with the balance of the equity contributed by our joint venture partner. As of June 30, 2015, we own 27 multi‑family properties located in ten states with an aggregate of 7,715 units (including 360 units at a development property). Occupancy at June 30, 2015, excluding the units at the development property, is 94.8%.
Our commercial, mixed use and other real estate asset operations are comprised principally of the activities of the Newark Joint Venture. The Newark Joint Venture is currently developing a project known as “Teachers Village”- the project currently involves six buildings: four completed buildings, one building expected to be completed by Fall 2015 and a sixth building at which construction has commenced and the building is expected to be completed by Summer 2016. The venture is currently unprofitable and it is anticipated that the activities will continue to be unprofitable at least until the Teachers Village project is constructed fully and reasonable occupancy levels achieved. The project, as currently contemplated, requires additional funding. No assurance can be given that the Teachers Village project or the Newark Joint Venture will obtain the additional financing required or ever be profitable. See "- Liquidity and Capital Resources - Newark Joint Venture".
Net loss attributable to common shareholders increased in the nine months ended June 30, 2015 by $100,000 to a loss of $5.8 million from a loss of $5.7 million in the nine months ended June 30, 2014. The increased loss is primarily due to the add back in the nine month period ended June 30, 2014 of the minority partner's share of interest expense due to a non-recurring deferred interest payment to us by the Newark Joint Venture on a $19.5 million of debt.

Recent Developments

On July 7, 2015, we sold the Ivy Ridge property in Atlanta, GA, for $17.6 million. We estimate we will recognize a gain on the sale of approximately $8.0 million, of which $3.1 million will be allocated to the non-controlling partner.

On July 21, 2015, we sold the Palms property in Houston, TX, for $39.9 million, including the purchaser's assumption of the $24.1 million mortgage debt. We estimate we will recognize a gain on the sale of approximately $4 million of which $800,000 will be allocated to the non-controlling partner.

On July 27, 2015, we purchased, through a consolidated joint venture, a 618 unit multi-family property located in Valley, AL. The contract price was $44.0 million (excluding $1.9 million of closing costs, property escrows and working capital). The purchase was financed with $29.0 million of mortgage debt with an annual interest rate of 4.49% and maturing in 2025. We contributed $10.4 million of equity for our 61.25% share of the venture and our partner contributed $6.5 million for the balance of the interests in the venture.

We estimate that the sale of the two properties and the purchase of one additional property in July 2015, will on a quarterly basis, reduce revenue by approximately $650,000, operating expenses, by approximately $370,000, depreciation by approximately $120,000 and interest expense by approximately $110,000. Excluding the estimated $12 million gain on sales of real estate (of which approximately $3.9 million will be allocated to the non-controlling interests) which will be recognized in the fourth fiscal quarter of 2015, these transactions will not have a material effect on net income (loss) attributable to common shareholders.

Results of Operations – Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands):	2015	2014	Increase	% Change
Rental and other revenues from real estate	$20,945	$17,449	$3,496	20.0%
Other income	280	319	$(39)	(12.2)%
Total revenues	$21,225	$17,768	$3,457	19.5%

Rental and other revenues from real estate. The increase is due primarily to $1.5 million from two multi-family properties acquired since July 2014, $934,000 from the inclusion, for the full quarter, from four multi-family properties acquired in the three months ended June 30, 2014, $1.2 million from multi-family properties acquired prior to April 2014, due primarily to a net increase in rental rates at many of our multi-family properties, and $273,000 from the Newark Joint Venture, due to increased occupancy at the residential units that were completed from October through December 2014. Offsetting the increase was a reduction of $382,000 as a result of the February 2015 sale of our Lawrenceville, GA property.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase (Decrease)	% Change
Real estate operating expenses	$11,424	$10,042	$1,382	13.8%
Interest expense	6,006	5,411	595	11.0%
Advisor’s fees, related party	612	475	137	28.8%
Property acquisition costs	—	718	(718)	(100.0)%
General and administrative	1,654	1,512	142	9.4%
Depreciation and amortization	5,037	3,801	1,236	32.5%
Total expenses	$24,733	$21,959	$2,774	12.6%

Real estate operating expenses. The increase is due primarily to $730,000 from the two multi-family properties acquired since July 2014, $507,000 from the inclusion, for the full quarter, from four multi-family properties acquired in the three months ended June 30, 2014, and $285,000 resulting from the commencement of operations at Teachers Village buildings that were completed from October through December 2014. Offsetting the increase is a decline of $232,000 as a result of our sale of the Lawrenceville, GA property.

Interest expense. Approximately $320,000 of the increase is due to the mortgages on the two multi-family properties acquired since July 2014, $202,000 from the inclusion, for the full quarter, from four multi-family properties acquired in the three months ended June 30, 2014, and $106,000 from the Newark Joint Venture due to increased borrowings incurred in the September 2014 Teachers Village financing, offset by an increase in the amount of interest capitalized at the project. Capitalized interest for the three months ended June 30, 2015 and 2014, was $663,000 and $350,000, respectively.

Advisor’s fees, related party. The fee is calculated based on invested assets which increased primarily due to the purchase, since July 2014, of two multi-family properties, and improvements made at existing properties.

Property acquisition costs. These costs decreased due to reduced acquisition activity.

General and administrative. The increase is due to (i) the classification in discontinued operations, in the corresponding period of the prior year, of amounts relating to our lending operations and (ii) increased compensation levels.

Depreciation and amortization. The increase is due to $315,000 from the two multi-family properties acquired since July 2014, $274,000 from the inclusion, for the full quarter, from four properties acquired in the three months ended June 30, 2014, $380,000 due to the finalization of purchase price allocations with respect to three properties and $172,000 due to the completion of a building at Teachers Village. (See Note 4 to our consolidated financial statements).
Discontinued operations
The three months ended June 30, 2014 includes $185,000 of income from the operations of our loan origination and servicing operations which were discontinued as of September 30, 2014.

Results of Operations – Nine months ended June 30, 2015 compared to the nine months ended June 30, 2014.

Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended June 30,
(Dollars in thousands):	2015	2014	Increase (Decrease)	% Change
Rental and other revenues from real estate	$60,612	46,133	$14,479	31.4%
Other income	862	870	(8)	(0.9)%
Total revenues	$61,474	$47,003	$14,471	30.8%

Rental and other revenues from real estate. The increase is due primarily to $3.8 million from two multi-family properties acquired since July 2014, $9.1 million from the inclusion, for the entire current period, of 12 multi-family properties acquired in the nine months ended June 30, 2014, $1.6 million from multi-family properties acquired prior to October 2013, (due primarily to increased rental rates at many of these properties) and $635,000 from the Newark Joint Venture due to increased occupancy at the residential units completed from October through December 2014 . Offsetting the increase was a $649,000 reduction as a result of the sale of our Lawrenceville, GA property.

Expenses

The following table compares our expenses for the periods indicated:

	Nine Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase (Decrease)	% Change
Real estate operating expenses	$32,147	26,071	$6,076	23.3%
Interest expense	18,072	15,044	3,028	20.1%
Advisor’s fees, related party	1,801	1,251	550	44.0%
Property acquisition costs	295	2,246	(1,951)	(86.9)%
General and administrative	5,047	4,682	365	7.8%
Depreciation and amortization	14,310	10,375	3,935	37.9%
Total expenses	$71,672	$59,669	$12,003	20.1%

Real estate operating expenses. The increase is comprised primarily of $1.7 million from two multi-family properties acquired since July 2014, $4.4 million from the inclusion, for the entire current period, of 12 properties acquired in the nine months ended June 30, 2014 and $595,000 from the commencement of operations at Teachers Village buildings completed from October through December 2014. Offsetting the increase are declines of $310,000 as a result of the sale of our Lawrenceville, GA property and $283,000 primarily related to the inclusion, in the corresponding period of the prior year, of real estate tax adjustments to reflect increased assessments.

Interest expense. The increase is due to $782,000 from the mortgages on the two multi-family properties acquired since July 2014, $1.7 million from the inclusion, for the entire current period, from the mortgages on 12 multi-family properties acquired in the nine months ended June 30, 2014, $192,000 due to supplemental financings at several properties and $398,000 from the Newark Joint Venture. The net increase in interest expense at the Newark Joint Venture is due to the debt incurred in the September 2014 financing of the Teachers Village project offset by an increase in the amount of interest capitalized due to the completion of construction of two buildings at Teachers Village. Capitalized interest was $1.87 million and $863,000 for the nine months ended June 30, 2015 and 2014, respectively.

Advisor’s fees, related party. The fee is calculated based on invested assets which increased primarily due to the purchase, since October 1, 2103, of 14 multi-family properties.

Property acquisition costs. These costs decreased due to reduced acquisition activity.

General and administrative. A significant portion of the increase is due primarily to the classification in discontinued operations, in the corresponding period of the prior year, of amounts relating to our lending operations and to a lesser extent, increased professional fees related to our purchase of our partners' interests in two multi-family properties.

Depreciation and amortization. The increase is due to $684,000 from the two multi- family properties acquired since July 2014, $671,000 from the inclusion, for the entire current period, of twelve properties acquired in the nine months ended June 30, 2014, $1.0 million from the finalization of purchase price allocations with respect to seven properties and $437,000 from the Newark Joint Venture due primarily to the completion of two buildings at Teachers Village. (See Note 4 to our consolidated financial statements).

Gain on Sale of Real Estate.

In February 2015, we sold the Lawrenceville, GA multi-family property for a gross sales price of $9.7 million. We recognized a gain on the sale of $2.7 million, of which approximately $1.1 million was allocated to the non-controlling partner. We also recognized a $122,000 gain on the sale on the condo units in Apopka, FL.
Discontinued operations.
The nine months ended June 30, 2014 includes the operations of our loan origination and servicing operations which were discontinued as of September 30, 2014.
Liquidity and Capital Resources

We require funds to acquire multi-family properties, repay borrowings, pay operating expenses, and with respect to the Newark Joint Venture, to fund operating losses, contributions for the Teachers Village project and additional development activities. Our current sources of liquidity consists of our available cash, cash flow from operations and proceeds from financings and sales of multi-family properties. At June 30, 2015, our cash and cash equivalents (excluding an aggregate of $21.3 million of restricted cash which is to be used by the Newark Joint Venture and multi-family properties, as applicable) was approximately $16.2 million. At July 31, 2015 our cash and cash equivalents were approximately $29.3 million.

We believe we have sufficient funds to meet our operating expenses for at least the next twelve months and to fund any contributions required by the general operations of our multi-family properties and the Newark Joint Venture. As a result of the limited funds available to us, our ability to acquire additional multi-family properties has been reduced. See "- Newark Joint Venture" for a discussion of such venture's liquidity and capital resource requirements.

Multi-Family Properties

We anticipate that the debt service payable from the fourth quarter of fiscal 2015 through fiscal 2016 for our multi-family properties and the operating expenses of these properties will be funded from the rental revenues generated therefrom. Except as noted below, the mortgage debt with respect to these properties is non-recourse to (i) the joint venture (or a subsidiary thereof) that owns the property, subject to standard carve-outs and (ii) us and our subsidiary owning the interest in the joint venture. BRT Realty Trust is the guarantor with respect to the standard carve-outs for the following properties: Avalon, Avondale, Pathway and Stonecrossing.

We anticipate that the construction and other costs associated with the Greenville, South Carolina development project will be funded by capital previously contributed by our joint venture partner and us and in-place construction financing of up to $38.6 million, of which $24.6 million had been drawn at June 30, 2015. As of July 2015, 136 of the 360 residential units are available for occupancy of which 74 are occupied and an additional 28 units are leased.

Newark Joint Venture

The Newark Joint Venture's capital resource and liquidity requirements through June 30, 2017 are primarily operating expenses in excess of rental income, debt service associated with the Teachers Village project and construction and other costs related to this project.

The Newark Joint Venture anticipates that the debt service and operating expenses of approximately $19 to $20 million payable through June 2017 for the Teachers Village project will be funded by an aggregate of approximately (i) $11 million from an interest reserve, tax credit proceeds and the US Treasury interest subsidy on the qualified school construction bonds (collectively the "Reserve") and (ii) $5 million from the operations of the currently completed buildings. There is uncertainty, due to, among other things, the amount of additional funds required to complete the project (as described below), as to whether the shortfall can be funded through the leasing of substantially all of the vacant commercial and residential units at the four completed buildings and the fifth building anticipated to be completed in Fall 2015. Additional financing from third parties and/or capital contributions from the members of the Newark Joint Venture (of which BRT Realty is a 50.1% member), may be required if the Reserve and funds generated from operations are insufficient to satisfy debt service and operating expenses. No assurance can be given that sufficient funds will be generated, provided or contributed to fund the debt service and operating expenses of the project.

The Newark Joint Venture estimates that it will require approximately $35 million to $40 million to complete the Teachers Village project (an increase of approximately $8 million to $13 million from prior estimates), which it is anticipated will be funded in part by the (i) $15.5 million restricted cash-construction holdback on our consolidated balance sheet, and (ii) an aggregate of approximately $13 million from tax credit proceeds and committed but unfunded loans, which are not reflected on our consolidated balance sheet. The venture expects that the foregoing sums will be released or funded, as the case may be, from time to time upon satisfaction of specified conditions (including budgeting, construction and permitting related conditions). The estimated additional $8 million to $13 million required over approximately the next three to 18 months to complete this project will require additional equity investments and/or debt financing from third parties or the members of the Newark Joint Venture. Although discussions have taken place with lenders and members of the venture with respect to the additional funds required, there have been no commitments by any such party to provide the funding. Failure to obtain such funds and complete the project will have a material adverse effect on the Newark Joint Venture and BRT Realty Trust.

There have been preliminary discussions with an institutional investor to purchase all or substantially all of BRT Trust's equity in the Newark Joint Venture. We can provide no assurance that all or any portion of our equity will be purchased.

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

Funds from Operations; Adjusted Funds from Operations - cont'd

The table below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
GAAP Net loss attributable to common shareholders	$(2,578)	$(331)	$(5,824)	$(5,656)
Add: depreciation of properties	5,033	3,799	14,299	10,365
Add: our share of depreciation in unconsolidated joint ventures	5	5	15	15
Add: amortization of deferred leasing costs	16	16	47	46
Less: gain on sale of real estate	—	(3)	(2,777)	(3)
Adjustments for non-controlling interests - depreciation	(1,208)	(960)	(2,260)	(2,675)
Adjustments for non-controlling interests - deferred leasing cost	(1)	(6)	(14)	(19)
Adjustment for non-controlling interest - gain on sale of real estate	—	—	1,249	—
NAREIT Funds from operations attributable to common shareholders	$1,267	$2,520	$4,735	$2,073

Adjustments for: straight line rents	(117)	(136)	(318)	(404)
Add: amortization of restricted stock compensation	232	206	676	599
Add: amortization of deferred financing costs	514	492	1,723	1,362
Adjustments for non-controlling interests - straight line rents	68	77	186	229
Adjustments for non-controlling interests - deferred financing costs	(217)	(196)	(735)	(551)
Adjusted funds from operations attributable to common shareholders	$1,747	$2,963	$6,267	$3,308

Funds from Operations; Adjusted Funds from Operations - cont'd
The table below provides a reconciliation of net loss per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
GAAP Net loss attributable to common shareholders	$(0.18)	(0.02)	$(0.41)	$(0.40)
Add: depreciation of properties	0.36	0.27	1.01	0.73
Add: our share of depreciation in unconsolidated joint ventures	—	—	—	—
Add: amortization of deferred leasing costs	—	—	—	—
Less: gain on sale of real estate	—	—	(0.20)	—
Adjustments for non-controlling interests - depreciation	(0.09)	(0.07)	(0.16)	(0.19)
Adjustments for non-controlling interests - deferred leasing cost	—	—	—	—
Adjustments for non-controlling interests - gain on sale of real estate	—	—	0.09	—
NAREIT Funds from operations attributable to common shareholders	0.09	0.18	0.33	0.14

Adjustments for: straight line rents	(0.01)	(0.01)	(0.02)	(0.03)
Add: amortization of restricted stock compensation	0.02	0.01	0.05	0.04
Add: amortization of deferred financing costs	0.04	0.03	0.12	0.10
Adjustments for non-controlling interests - straight line rents	—	0.01	0.01	0.02
Adjustments from non-controlling interests - deferred financing costs	(0.01)	(0.01)	(0.05)	(0.04)
Adjusted funds from operations attributable to common shareholders	$0.13	$0.21	$0.44	$0.23

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than three mortgages, one of which is subject to an interest rate swap agreements . With respect to the remaining two variable rate mortgages, an increase of 100 basis points in interest rates would have a negative annual effect of $470,000 on net income (loss) and a decrease of 100 basis points would have a positive annual effect of $133,000 on net income (loss).

As of June 30, 2015, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At June 30, 2015, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on the derivative instrument would have increased by approximately $80,000 and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have decreased by approximately $81,000. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at a fixed rate through April 2016 and accordingly, the effect of changes in interest rates would not currently impact the amount of interest expense that we incur under this indebtedness.

As of June 30, 2015, based on the number of residential units in each state, 25% of our properties are located in Texas, 19% in Georgia, 15% in Tennessee, 15% in Florida and the remaining 26% in six other states and we are therefore subject to risks associated with the economics in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2015 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 5. Other Information

The information set forth under "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Developments" is incorporated herein by this reference.

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

BRT REALTY TRUST
(Registrant)

August 6, 2015	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

August 6, 2015	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)