Form 10-K
period 2015-09-30
BRT REALTY TRUST
filed 2015-12-11
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $58.4 million based on the last sale price of the common equity on March 31, 2015, which is the last business day of the registrant's most recently completed second quarter.
As of December 1, 2015, the registrant had 14,101,056 Shares of Beneficial Interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual meeting of shareholders of BRT Realty Trust to be filed not later than January 28, 2016 are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item l.    Business.
General
We are a real estate investment trust, also known as a REIT. During the past three years, we engaged in three principal business activities: the ownership, operation and development of multi-family properties; the ownership, operation and development of commercial, mixed use and other real estate assets; and real estate lending. Beginning in March 2012, we commenced and expanded our multi-family activities, and in 2014, we de-emphasized our real estate lending activities. As of November 1, 2014, we are no longer engaged in real estate lending and the financial information, including our consolidated financial statements included herein, have been reclassified to present our real estate lending activities as discontinued operations. See Note 1 to our consolidated financial statements.
Our multi-family property activities involve the ownership, operation and development, primarily through joint ventures in which we typically have an 80% equity interest, of such properties. We acquired five multi-family properties with 1,451 units in 2012, nine multi-family properties with 2,334 units in 2013, 13 multi-family properties with 4,184 units in 2014, four multi-family properties with 1,560 units in 2015 and, since October 1, 2015, two multi-family properties, with an aggregate of 507 units. During 2015, we sold three multi-family properties with an aggregate of 1,176 units for an aggregate gain of $14.3 million, of which $5.1 million was allocated to our joint venture partners. At September 30, 2015, we own 28 multi-family properties located in 11 states with an aggregate of 8,300 units and our equity investment in, and the net book value of, these properties is approximately $113.0 million and $604.9 million, respectively. At December 1, 2015, we own 30 multi-family properties (four of which are wholly owned) located in 11 states with an aggregate of 8,807 units.
We own, operate and develop various other real estate assets, the most significant of which are properties (including development properties) located in Newark, New Jersey. Since 2012, the joint venture that owns the Newark assets has obtained, through three financing phases, an aggregate of $93.1 million in debt financing and an aggregate of $31.4 million in New Markets Tax Credit proceeds to fund the construction of six buildings with an aggregate of 153,432 square feet of commercial space and 204 residential units. To date, four buildings have been completed, a fifth building is partially complete, 50% occupied and is expected to be completed in February 2016, and the sixth building is under construction and is expected to be completed by July 2016. At September 30, 2015, the net book value of the real property included in these other real estate assets was $152.0 million, including $141.4 million related to our Newark, New Jersey activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Developments" for information regarding the possible (i) sale by BRT of its equity interest in the Newark Joint Venture and (ii) repayment of $19.5 million in principal amount of secured mortgage debt owed to BRT eliminated in consolidation.
Our real estate lending activities decreased during the past three years (i.e., $0, $5.5 million and $70.3 million of loan originations in 2015, 2014 and 2013, respectively) and we are no longer engaged in lending activities.
Information regarding our multi-family property and other real estate assets segments is included in Note 12 to our consolidated financial statements and is incorporated herein by this reference.
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
Unless otherwise indicated or the context otherwise requires, all references to (i) "us", "we" or terms of like import refer to BRT Realty Trust and its consolidated subsidiaries and the term "BRT" refers to BRT Realty Trust and its wholly owned subsidiaries, (ii) a year (e.g., 2015) refer to the applicable fiscal year ended September 30th and (iii) the multi-family properties we owned or acquired in 2015 or thereafter and the residential units associated with such properties, include a development property in Greenville, SC, which contemplates the construction of 360 units (of which 190 units were completed as of December 1, 2015) and a development property in N. Charleston, SC, which contemplates the construction of 271 units, none of which, as of December 1, 2015, had been constructed.

Our Multi-Family Property Activities
Generally, our multifamily properties are garden apartment, mid rise or town home style properties that provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and cable television access. Residential leases are typically for a one year term and may require security deposits equal to one month's rent. Substantially all of the units at these properties are leased at market rates and are not subject to rent control or similar requirements. Set forth below is selected information regarding our multi-family properties. Except as otherwise indicated in the notes to the table below, all of these properties are owned by joint ventures in which we have an 80% equity interest and our joint venture partner has a 20% equity interest

Property Name and Location	Number of Units	Age(1)	Investment Date	Average Monthly Rental Rate per Occupied Unit 2015 (2)($)	Average Monthly Rental Rate per Occupied Unit 2014 (2)($)	Average Physical Occupancy in 2015 (%) (2)	Average Physical Occupancy in 2014(%) (2)
The Fountains Apartments—Palm Beach Gardens, FL	542	44	3/22/2012	1,169	1,050	96.3	96.6
Waverly Place Apartments—Melbourne, FL	208	28	3/30/2012	798	722	94.0	95.9
Madison at Schilling Farms—Collierville, TN	324	15	6/20/2012	939	940	96.0	94.7
Silvana Oaks Apartments—N. Charleston, SC(3)	208	5	10/4/2012	998	970	93.6	93.4
Grove at Trinity Pointe—Cordova, TN	464	29	11/15/2012	738	716	95.1	95.4
Avondale Station—Decatur, GA(3)	212	61	11/19/2012	852	766	97.1	96.8
Spring Valley Apartments—Panama City, FL	160	28	1/11/2013	807	760	96.9	95.2
Stonecrossing Apartments—Houston, TX(3)	240	37	4/19/2013	884	856	93.5	94.3
Courtney Station—Pooler, GA	300	7	4/29/2013	971	935	94.9	93.4
Pathways—Houston, TX(3)	144	36	6/7/2013	886	823	92.6	93.7
Autumn Brook Apartments—Hixon, TN(3)	156	26	6/25/2013	756	746	95.1	95.4
Mountain Park Estates—Kennesaw, GA(3)	450	13-16	9/25/2013	996	918	94.2	93.6
Ashwood Park — Pasadena, TX(4)	144	31	10/15/2013	696	642	96.5	87
Meadowbrook Apartments—Humble, TX(4)	260	33	10/15/2013	705	641	95.0	94.2
Parkside Apartments—Humble, TX(4)	160	32	10/15/2013	734	669	95.5	93.8
Brixworth at Bridge Street—Huntsville, AL	208	30	10/18/2013	655	650	93.7	85.5
Newbridge Commons—Columbus, OH(3)	264	16	11/21/2013	729	691	95.4	90.6
Southridge—Greenville, SC(3)(5)	360	N/A	1/14/2014	N/A	N/A	N/A	N/A
Waterside at Castleton—Indianapolis, IN	400	32	1/21/2014	621	609	92.1	90.7
Crossings of Bellevue—Nashville, TN(4)	300	30	4/2/2014	955	907	97.1	97.7
Village Green—Little Rock, AK(4)	172	30	4/2/2014	552	552	94.1	96.7
Sundance—Wichita, KS(4)	496	16	4/2/2014	551	541	96.3	97
Sandtown Vista—Atlanta, GA	350	5	6/26/2014	847	817	95.4	92.8
Landmark at Kendall Manor—Houston, TX	272	34	7/8/2014	796	769	94.4	91.2
Avalon Apartments—Pensacola, FL(3)	276	7	12/22/2014	912	N/A	90.9	N/A
Apartments at Venue—Valley, AL(3)	618	4	7/27/2015	715	N/A	93.4	N/A
Parkway Falls—San Marcos, TX	192	1	9/10/2015	625	N/A	95.3	N/A
Cedar Lakes - Lake St. Louis, MO	420	29	9/25/2015	715	N/A	93.4	N/A
Factory at GARCO Park—N. Charleston, SC(6)	271	N/A	10/13/2015	N/A	N/A	N/A	N/A
Woodland Trails—LaGrange, GA	236	6	11/18/2015	849	N/A	96.2	N/A
Total	8,807
_______________________________________________________________________________

(1)Reflects the approximate age of the property based on the year original construction was completed.
(2)Gives effect to rent concessions. Average physical occupancy and monthly rental rate per unit reflects our period of ownership.

(3)
We own a 91%, 91%, 75%, 50%, 74%, 98% and 61.3% equity interest in the joint ventures which own the Stonecrossing Apartments, Pathways, Autumn Brooks Apartments, Mountain Park Estates, Southridge, Avalon Apartments and

Apartments at Venue, respectively. We are the sole owner of Silvana Oaks Apartments, Avondale Station, Newbridge Commons and Woodland Trails.

(4)
Ashwood Park, Meadowbrook Apartments and Parkside Apartments are owned by one joint venture, Crossings of Bellevue, Village Green and Sundance are owned by one joint venture, Waverly Place Apartments and The Fountains Apartments are owned by one joint venture and Stonecrossing Apartments and Pathways are owned by one joint venture.

(5)
This joint venture is developing a 360 unit multi-family property with ground floor retail of approximately 10,000 square feet. As of December 1, 2015, 141 units are occupied and we anticipate the balance of the residential units and the retail space will be available for occupancy by late January 2016.

(6) This joint venture is developing a 271 unit multi-family property. We anticipate that this project will be completed in stages from December 2016 to July 2017.

The following table set forth certain information, presented by state, related to our properties as of December 1, 2015 (dollars in thousands):

State	Number of Properties	Number of Units	Estimated 2016 Revenue(1)	Percent of 2016 Estimated Revenue
Texas	7	1,412	$17,487	21%
Georgia	5	1,548	14,488	17%
Tennessee	4	1,244	12,881	15%
Florida	4	1,186	11,743	14%
Kansas	1	496	3,406	4%
South Carolina(2)	3	839	6,979	8%
Ohio	1	264	2,331	3%
Indiana	1	400	2,988	3%
Alabama	2	826	7,469	9%
Missouri	1	420	4,393	5%
Arkansas	1	172	1,122	1%
Total	30	8,807	$85,287	100%
_______________________________________________________________________________

(1)	Reflects our estimate of the rental and other revenues to be generated in 2016 by our multi-family properties located in such state.

(2)	Includes our Greenville and N. Charleston, SC development projects.
Joint Venture Arrangements
The arrangements with our multi-family property joint venture partners are deal specific and vary from transaction to transaction. Generally, these arrangements provide for us and our partner to receive net cash flow available for distribution in the following order of priority (and in certain cases, we are entitled to these distributions on a senior or preferential basis):

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

Our current goal is to acquire properties with cap rates ranging from 5.25% to 6.25% and that will provide stable risk adjusted total returns (i.e., operating income plus capital appreciation). In identifying opportunities that will achieve such goal, we seek acquisitions that will achieve an approximate 6% to 10% annual return on invested cash and an internal rate of return of approximately 9% to 20%. We have also focused, but have not limited ourselves, to acquiring properties located in the South and in particular, the Southeast and Southwest United States. Subject to the foregoing, we are opportunistic in pursuing multi-family property acquisitions and do not mandate any specific acquisition criteria, though we take the following into account in evaluating an acquisition opportunity: location, size of the target market, property quality, availability and terms and conditions of long term fixed rate mortgage debt, potential for capital appreciation or recurring income, extent and nature of contemplated capital improvements and property age. We generally acquire properties with a joint venture partner with knowledge and experience in owning and operating multi-family properties in the target market as this enhances our understanding of such market and assists us in managing our risk with respect to a particular acquisition.
Approvals of the acquisition of a multi-family property are based on a review of property information as well as other due diligence activities undertaken by us and, as applicable, our venture partner. Those activities include a consideration of economic, demographic and other factors with respect to the target market and sub-market (including the stability of its population and the potential for population growth, the economic and employment base, presence of and barriers to entry of alternative housing stock, market prices for comparable properties, the competitive positioning of the proposed acquisition and the regulatory environment (i.e. applicable rent regulation)), a review of an independent third party property condition report, a Phase I environmental report with respect to the property, a review of recent and projected results of operations for the property prepared by the seller, us or our joint venture partner, an assessment of our joint venture partner's knowledge and expertise with respect to the acquisition and operation of multi-family properties and the relevant market and sub-market, a site visit to the property and the surrounding area, an inspection of a sample of units at the property, the potential for rent increases and the possibility of enhancing the property and the costs thereof. To the extent a property to be acquired requires renovations or improvements, or if we and our joint venture partner believe that improving a property will generate greater rent, funds are generally set aside by us and our joint venture partner at the time of acquisition to provide the capital needed for such renovation and improvements. At September 30, 2015, we have approximately $6.5 million to fund improvements at our multi-family properties.
A key consideration in our acquisition process is the evaluation of the availability of mortgage debt to finance the acquisition (or the ability to assume the mortgage debt on the property) and the terms and conditions (e.g. interest rate, amortization and maturity) of such debt. Typically, approximately 25% to 35% of the purchase price is paid in cash and the balance is financed with mortgage debt. We believe that the use of leverage of up to 75% allows us the ability to earn a greater return on our investment than we would otherwise earn. Generally, the mortgage debt obtained in connection with an acquisition matures five to ten years thereafter, is interest only for one to three years after the acquisition, and provides for a fixed interest rate and for the amortization of the principal of such debt over 30 years.
Before a property is acquired, the acquisition must be reviewed and approved by our investment committee. Approval occurs after the assent of not less than four of the seven members of this committee, all of whom are our executive officers. The approval of our board of trustees is required for any single multi-family property acquisition in which our equity investment exceeds $15 million.
We are partners in two multi-family development opportunities with the same joint venture partner or its affiliates. We pursue these opportunities when we believe the potential higher returns justify the additional risks. The factors considered in pursuing these opportunities generally include the factors considered in evaluating a standard acquisition opportunity, and we place additional emphasis on our joint venture partner's ability to execute a development project. Though we may from time-to-time pursue other development activities, we do not anticipate they will constitute a significant part of our portfolio.
Property Sales
We monitor our portfolio to identify appropriate disposition candidates. Factors considered in deciding whether to dispose of a property generally include our evaluation of the current market price of such property compared to projected economics for such property and adverse changes in the factors considered in acquiring such property. In February 2015, we sold Water Vista Apartments, Lawrenceville, GA, recognizing a gain of $2.7 million, and in July 2015, we sold our Ivy Ridge Apartments, Marietta,GA, and The Palms on Westheimer Apartments, Houston, TX, recognizing gains of $7.8 million and $3.8 million, respectively. We have entered into a contract to sell Grove at Trinity Pointe and at September 30, 2015, this property is reflected on our consolidated balance sheet as held for sale. We estimate that the gain from such sale will be approximately $6.8 million. and the amount of such gain to be allocated to the non-controlling interest is $2.7 million

Property Management
The day-to-day management of our multi-family properties is overseen by property management companies operating in the market in which the property is located. Some of these management companies are owned by our joint venture partners or their affiliates. Generally, we can terminate these management companies upon specified notice or for cause, subject to the approval of the mortgage lender and, in some cases, our joint venture partner. We believe satisfactory replacements for property managers are available, if required.
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
Mortgage Debt
The following table sets forth scheduled principal (including amortization) mortgage payments due for our multi-family properties as of September 30, 2015:

YEAR	PRINCIPAL PAYMENTS DUE (Amounts in Thousands)
2016	$5,635
2017	7,249
2018	8,027
2019	142,385
2020	43,169
Thereafter	267,181
Total	$473,646
As of September 30, 2015, the weighted average annual interest rate of the mortgage debt on our 28 multi-family properties is 3.99% and the weighted average remaining term of such debt is approximately 6.5 years. The mortgage debt associated with our multi-family properties is generally non-recourse to (i) the joint venture that owns the property, subject to standard carve-outs and (ii) to us and our subsidiary acquiring the equity interest in such joint venture. We, at the parent entity level (i.e., BRT Realty Trust), are the standard carve-out guarantor with respect to the Avalon, Silvana Oaks,Woodland Trails, Stonecrossing, Pathway and Avondale properties. (The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create a lien on a property and the conversion of security deposits, insurance proceeds or condemnation awards.) At September 30, 2015, the principal amount of mortgage debt outstanding with respect to the properties at which we are the carve-out guarantor is approximately $66 million.
Our Other Real Estate Assets and Activities
Newark Joint Venture
Other Developments
See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Developments" for information regarding the possible sale by BRT of its equity interest in the Newark Joint Venture and the possible repayment of $19.5 million in principal amount of secured mortgage debt owed to BRT eliminated in consolidation.

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
The Newark Joint Venture is in the process of redeveloping the Teachers Village site and intends to redevelop all or a portion of the remaining sites, particularly the Market Street site, with personnel hired by the Newark Joint Venture, with other development partners (including adjacent property owners that may be interested in redeveloping several of such properties at the same time) or sell some of its sites to developers or end users. Although we own only a 50.1% membership interest in the Newark Joint Venture, in accordance with generally accepted accounting principles in the United States, the assets, liabilities and results of operations of the Newark Joint Venture are consolidated with our financial statements. Accordingly, our consolidated balance sheets at September 30, 2015, include, as real estate properties, $141.4 million net book value of real estate owned and being developed by the Newark Joint Venture and, as mortgages payable, mortgage debt of $110.4 million incurred by the Newark Joint Venture. BRT's $19.5 million mortgage loan to the Newark Joint Venture (which is secured by all of the real estate assets of the Newark Joint Venture other than the Teachers Village properties and the Broad Street properties), is eliminated in consolidation and is not recorded on our consolidated balance sheet.
The Newark Joint Venture believes that the properties owned by it have adequate insurance coverage for their current use.
Current Property Information
Except as otherwise noted below, the following table sets forth as of September 30, 2015, information regarding the properties owned by the Newark Joint Venture (dollars in thousands):

Assemblage or Property	Type of Property	Rentable Square Feet		Annual Real Estate Taxes	Projected 2016 Contractual Rental Income(1)		Number of Tenants		Percent Leased(2)		Mortgage Debt(3)
Market Street(4)	Office and retail	303,126		$492	$407		16		36%		$900
Teachers Village(5)	Mixed	143,358	(6)	334	1,565	(6)	7	(6)	66	(6)	103,964
Broad Street	School and retail	47,564		346	1,058		2		100		5,508
Beaver Street	Retail	8,160		11	—		—		—		—
Lincoln Park	Parking	79,063		55	21		2		100		—
_______________________________________________________________________________

(1)	Refers to the fixed rental payments payable pursuant to such leases in 2016.

(2)	Based on square footage.

(3)
See note 5 of our consolidated financial statements. Excludes $19.5 million in principal amount mortgage debt payable to BRT by the Newark Joint Venture which is eliminated in consolidation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Developments" for information about the possibility that such debt will be paid off.

(4)
Leases representing substantially all of the leased space of the Market Street development are month-to-month or have cancellation, relocation or demolition provisions. Many of these leases are at below market rental rates.

(5)
Includes five buildings - two buildings with an aggregate of 113,903 square feet of commercial space (25,070 and 88,833 square feet of retail space and school space, respectively) were completed in July 2013 as part of Phase I, two buildings (one completed in each of September 2014 and December 2014) with an aggregate of 61 residential units and 13,080 square feet of retail space,constructed as part of Phase II, and a partially completed building with an aggregate of 62 units (of which 30 units are occupied) and 16,375 square feet of retail space constructed as part of Phase II. See "—Information and Activities Relating to Development and Other Sites" for a description of Phases I through III of the Teachers Village project.

(6)
Excludes (i) the 123 residential units constructed and to be constructed as part of Phase II, (ii) the building to be constructed in Phase III and (iii) two parcels aggregating approximately 60,000 square feet that are currently used as parking lots and may be developed in the future.

The following table sets forth as of September 30, 2015, a schedule of the annual lease expirations of the Newark Joint Venture's commercial real estate assets and the anticipated contributions to 2016 contractual rental income, assuming that none of the tenants exercise renewal or cancellation options, if any (dollars in thousands):

Lease Expiration	Number of Leases Expiring(1)	Square Footage of Leases Expiring	Percentage of Total Leased Square Feet	Projected 2016 Contractual Rental Income(1)	Projected % of 2016 Contractual Rental Income(1)
Month-to-month	13	164,577	50%	$224	7%
2016	2	7,890	2	43	2
2017	1	6,214	2	144	4
2018	1	5,260	2	48	2
2019	—	—	—	—	—
2020	1	5,260	2	68	2
2021	2	5,485	2	58	2
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	1	1,800	—	54	2
2025 and thereafter	6	134,283	40	2,412	79
Total	27	330,769	100%	$3,051	100%
_______________________________________________________________________________

(1)	Assumes all month-to-month tenants remain in occupancy for all of 2016.
Information and Activities Relating to Development and Other Sites
Set forth below is information regarding the Newark Joint Venture's most significant properties.
Teachers Village
The Teachers Village site encompasses an area bounded by Branford Street to the north, Treat Place to the east, Hill Street to the south and Washington Street to the west, and is adjacent to Halsey Street. From 2012 through 2014, the Newark Joint Venture obtained, in three phases, financing of approximately $93.1 million, which together with $31.4 million of New Markets Tax Credit net proceeds is, after payment of transaction expenses and payment of approximately $19.1 million of principal and accrued interest on debt, has and is being used to construct six buildings.

The first financing phase, which we refer to as Phase I, was used to fund the construction of two buildings with an aggregate of 113,903 rentable square feet—these buildings were completed in August/September 2013. Approximately 88,833 square feet is leased to three charter schools and a day-care center.
The second financing phase, which we refer to as Phase II, will result in, upon completion of construction, three buildings containing approximately 123 residential rental units and approximately 29,140 square feet of retail space. One building containing 21 residential units and 3,980 square feet of retail space was completed in August 2014, and the second building, containing 40 residential units and 9,100 square feet of retail space, was completed in December 2014. (The retail space at these buildings require build-out. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Newark Joint Venture"). We anticipate the third building, which contains 62 residential units of which 30 are occupied, will be completed by February 2016.
The third financing phase, which we refer to as Phase III, contemplates the construction of an 82,547 square feet mixed-use space which will consist of a (i) 48,772 square foot commercial condominium unit including 10,453 square feet of retail space and 42 residential units, which we refer to as the Commercial Condo, and (ii) 33,775 square feet residential condominium unit including 39 residential units, which we refer to as the Residential Condo. The Residential Condo is owned by the Newark Joint Venture and the Commercial Condo is owned by certain indirect members of the Newark Joint Venture other than BRT; however, the owners of the Commercial Condo have agreed to distribute to the Newark Joint Venture any net distributable proceeds (i.e., cash flow and residual capital event proceeds after any necessary funds are expended on debt service, reserves and operating expenses) they receive as owners of the Commercial Condo. It is anticipated that this building will be completed by July 2016.
Residential Leasing Activity at Teachers Village
At December 1, 2015, the 91 available residential units constructed to date are occupied and we anticipate the remaining 32 units will be completed and leased by February 2016. We estimate that in 2016, the rental income from these 123 units will be approximately $1.9 million.
Commercial Leasing Activity at Teachers Village
At December 1, 2015, of the approximately 126,983 square feet of commercial space at the four completed buildings, approximately 95,218 square feet is leased to three charter schools, a day care center and and three retail tenants. In addition, the Newark Joint Venture has entered into leases with 11 tenants with respect to 18,466 square feet of retail space at these buildings; however, the tenants' obligations to take possession and pay rent is subject to the achievement of certain conditions, including the completion of landlord and tenant work and third party financing to fund a portion of such work. We can give no assurance that these conditions will be satisfied. If these conditions are not achieved by the dates specified in the applicable leases, certain tenants may be entitled to terminate their leases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Newark Joint Venture".
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

Mortgage Debt
The following table sets forth scheduled principal (including amortization) mortgage payments due for the Newark Joint Venture as of September 30, 2015:

YEAR	PRINCIPAL PAYMENTS DUE (Amounts in Thousands)
2016	$1,892
2017	2,522
2018	2,710	(1)
2019	23,845
2020	8,537
Thereafter	70,867
Total	$110,373
_______________________________________________________________________________

(1)
Assumes that if the note holder of the Qualified School Construction Bonds exercises its right, beginning in 2018, to require the subsidiaries of the Newark Joint Venture to repurchase $22.7 million of principal amount of such debt, such subsidiaries would refinance such debt on terms substantially equivalent to the terms currently in effect.

At September 30, 2015, the $110.4 million of outstanding debt related to the Newark Joint Venture (of which approximately $104.0 million is related to Teachers Village), carries a weighted average effective interest rate (after giving effect to an annual subsidy of $1.0 million from the United States Department of Treasury), of approximately 4.53%, a weighted average remaining term of 10.5 years and is secured by the Teachers Village, Broad Street and Market Street properties. This debt is generally non-recourse to (i) BRT and (ii) except as otherwise indicated below, the Newark Joint Venture. In connection with Phases I through III, the Newark Joint Venture guaranteed, among other things, up to $27 million in principal amount of mortgage debt, which guarantees generally only expire after satisfaction of performance thresholds relating to the leasing and occupancy of these facilities within specified periods, losses incurred by the lenders by reason of the borrower's bad acts (e.g., fraud or misappropriation), the failure to complete construction of the six buildings to be constructed (four of which have been constructed) and the carrying costs with respect to certain properties. The Newark Joint Venture has also agreed to provide indemnity with respect to specified environmental matters, violations of the Americans with Disabilities Act and similar laws and to indemnify the beneficiaries of the New Markets Tax Credits for losses sustained if such credits are disallowed. We estimate that the New Markets Tax Credit indemnity obligation would not exceed $33 million (exclusive of interest and penalties) and is subject to reduction to the extent the credits are not disallowed.
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
Distributions.    The Newark Joint Venture may not distribute any cash flow to its members until the $19.5 million balance due on our loan (eliminated in consolidation on our financial statements) has been fully repaid, including accrued interest. Once it has been fully repaid, the cash flow of the Newark Joint Venture will generally be distributed as follows: (i) first, to each member pro rata in an amount equal to their unreturned additional capital contributions, (ii) second, to us, until we receive a 10% return on our preferred capital contributions, (iii) third, to us until we receive an amount equal to our preferred capital contributions, (iv) fourth, to each member pro rata until such member receives a 10% return on their additional capital contributions, (v) fifth, to the members pro rata an amount equal to their common capital contributions, and (vi) the remainder shall be distributed as follows: (a) 10% to the managing member, and (b) 90% pro rata to the Other Members.
Manager of the Newark Joint Venture
The manager of the Newark Joint Venture is RBH Group LLC; its managing member and President is Ron Beit-Halachmy. Mr. Beit-Halachmy, 43 years of age, has over 20 years of experience in the real estate industry and has been involved for more than ten years in acquiring sites in Newark, New Jersey. He was the managing member of the entities which acquired all of the real property currently owned by the Newark Joint Venture. Mr. Beit-Halachmy earned a BA in Economics from the University of Wisconsin and a law degree from New York Law School. The Newark Joint Venture carries key man life insurance on Mr. Beit-Halachmy in the amount of $40 million.
Other Real Estate Assets
We also own the following properties with an aggregate net book value of $10.5 million at September 30, 2015:
•an 8.7 acre vacant parcel of land in South Daytona Beach, Florida,

•17 cooperative apartments, 15 of which are rent controlled or rent stabilized, in two buildings in upper
Manhattan, New York, and

•a subordinated leasehold interest in a portion (approximately 29% of a 99,000 square foot facility) of a shopping center in Yonkers, NY.
In addition, we have a 50% equity interest in an unconsolidated joint venture that owns an aggregate of 19 cooperative apartment units located in Lawrence, New York.
Our Real Estate Lending Activities
Though we are no longer engaged in real estate lending, we present, for historical purposes, the following information regarding such activities for the periods indicated:

	Year Ended September 30,
(Dollars in Thousands)	2015	2014	2013
Loans originated	$—	$5,533	$70,300
Loans repaid	—	34,045	76,900
Loan sold	2,000	—	—

Corporate Level Financing Arrangement
Junior Subordinated Notes
As of September 30, 2015, $37.4 million in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, are redeemable at any time at our option, contain limited covenants and bear interest at the rates set forth below:

Interest Period	Interest Rate
August 1, 2012 through April 29, 2016	4.9%
April 30, 2016 through April 30, 2036	3 month LIBOR + 2.00%

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
The Newark Joint Venture competes for funding, and in particular, tax credit allocations and financing provided by governmental and quasi-governmental sources, with other real estate developers. It competes for commercial, retail, residential and educational tenants with landlords owning properties in Newark, New Jersey and the surrounding area and developers interested in developing facilities in Newark or the surrounding area.
Many of our competitors possess greater financial and other resources than we possess.

Environmental Regulation
We are subject to regulation at the federal, state and municipal levels and are exposed to potential liability should our properties or actions result in damage to the environment or to other persons or properties. These conditions include the presence or growth of mold, potential leakage of underground storage tanks, breakage or leaks from sewer lines and risks pertaining to waste handling. The potential costs of compliance, property damage restoration and other costs for which we could be liable or which could occur without regard to our fault or knowledge of such conditions, are unknown and could potentially be material.
In the course of acquiring and owning multi family properties, we or our joint venture partner engage an independent environmental consulting firm to perform a level 1 environmental assessment (and if appropriate, a level 2 assessment) to identify and mitigate these risks as part of the due diligence process. We believe these assessment reports provide a reasonable basis for discovery of potential hazardous conditions prior to acquisition. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. Some risks or conditions may be identified that are significant enough to cause us to abandon the possibility of acquiring a given property. As of the date of this report, we have no knowledge of any material claims made or pending against us with regard to environmental damage for which we may be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to result in a material loss.

Our Structure
We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, and One Liberty Properties, Inc., an NYSE listed equity REIT. Eight individuals (including Jeffrey A. Gould,

Chief Executive Officer and President, Mitchell Gould, Executive Vice President and George Zweier, Chief Financial Officer), devote substantially all of their business time to our activities, while our other personnel (including several officers) share their services on a part-time basis with us and other affiliated entities that share our executive offices. (Including our full and part-time personnel , we estimate that we have the equivalent of 13 full time employees). The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a Shared Services Agreement by and among us and the affiliated entities. The allocation is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each entity that is a party to this agreement.
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

We paid fees pursuant to this agreement of $2.4 million and $2 million in 2015 and 2014, respectively. Approximately $214,000 of the 2014 fees is included in discontinued operations.
Effective as of December 31, 2015, the Advisory Agreement will terminate. In lieu thereof, we will retain personnel, including related parties, to provide the services previously provided pursuant to such agreement.The aggregate fees in calendar 2016 for the provision of such services may not exceed $1.15 million.
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
Our ability to acquire additional multi-family properties, to improve our multi-family properties and to develop our Newark Joint Venture properties, is limited by the funds available to us. At September 30, 2015, we had approximately $15.6 million of cash and cash equivalents and approximately $6.5 million and $13.3 million designated as restricted cash for multi-family property improvements and Newark Joint Venture development activities, respectively. Our multi-family acquisition and improvement activities and the Newark Joint Venture development activities are constrained by funds available to us which will limit growth in our revenues and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Newark Joint Venture".

It is unlikely that we will be required to declare any dividends in the next several years to maintain our status as a REIT.
We have not declared or paid any dividends since 2010. In order to qualify as a REIT, we are required to distribute 90% of our taxable income. At December 31, 2014, we had a tax loss carry-forward of approximately $65 million. Under current tax laws, we can offset our future taxable income against our tax loss carry-forward until 2029 or until the tax loss carry-forward has been fully used, whichever occurs first. As a result, it is unlikely that we will be required to pay a dividend for the next several years in order to maintain our REIT status. The non-payment of cash dividends may negatively impact the price of our common shares.
We may not be able to compete with competitors, many of which have greater financial and other resources than we possess.
We compete with many third parties engaged in the ownership and operation of multi-family properties, including other REITs, specialty finance companies, public and private investors, investment and pension funds and other entities. The Newark Joint Venture competes (i) with real estate developers for tax credit allocations and financing provided by governmental and quasi-governmental authorities, and (ii) for tenants, with landlords and developers with, or interested in developing, properties in Newark, New Jersey and the surrounding area. Many of these competitors have substantially greater financial and other resources than we do. Larger and more established competitors enjoy significant competitive advantages that result from, among other things, enhanced operating efficiencies and more extensive networks providing greater and more favorable access to capital, financing and tax credit allocations and more favorable lending and acquisition opportunities. Larger multi-family property operators have the ability and capacity to acquire a greater number of higher quality properties at more favorable locations and on more favorable terms and conditions.
We may incur impairment charges in 2016.
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
Compliance or failure to comply with the Americans with Disabilities Act of 1990 or other safety regulations and requirements could result in substantial costs.

The Americans with Disabilities Act generally requires that public buildings, including our properties, be made accessible to disabled persons. Non-compliance could result in the imposition of fines by the federal government or the award of damages to private litigants. From time-to-time claims may be asserted against us with respect to some of our properties under the Americans with Disabilities Act. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

In order for real estate properties to generate positive cash flow or to make real estate properties suitable for sale, we may need to make significant capital improvements and incur deferred maintenance costs with respect to these properties.
Some of our properties, and in particular, our multi-family properties, face competition from newer, and updated properties. At September 30, 2015, the approximate weighted average age (based on the number of units) of our multi-family properties is approximately 25 years. To remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. The cost of these improvements and deferred maintenance items may impair our financial condition and liquidity.
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
Breaches of information technology systems could materially harm our business and reputation.

We, our joint venture partners and the property managers managing our properties collect and retain on information technology systems certain financial, personal and other sensitive information provided by third parties, including tenants, vendors and employees. Such persons also rely on information technology systems for the collection and distribution of funds. There can be no assurance that we, our joint venture partners or property managers will be able to prevent unauthorized access to sensitive information or the unauthorized distribution of funds. Any loss of this information or unauthorized distribution of funds as a result of a breach of information technology systems may result in loss of funds to which we are entitled, legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

We are subject to risks associated with real estate assets and the real estate industry, which could decrease revenues or increase costs and adversely affect the economic performance and value of our properties.
Our real estate assets are subject to general economic and market risks. As such, in a general economic decline or recessionary climate, our assets may not generate sufficient cash to pay expenses, service debt or cover maintenance, and, as a result, our financial condition, results of operations and cash flow may be adversely affected. Factors that may adversely affect the economic performance or value of our properties include, among others:

•	changes in the national, regional and local economic climate;

•	inflation;

•	national, regional and local unemployment rates;

•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	favorable interest rate environments that may result in a significant number of potential residents of our multifamily apartment communities deciding to purchase homes instead of renting;

•	changes in tax, real estate, environmental and zoning laws;

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
We are subject to the risks associated with mortgage financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and that we will be unable to refinance our mortgage debt as it matures. At September 30, 2015, the weighted average annual interest rate on our multi-family mortgage debt is 3.99% and the weighted average remaining term on this mortgage debt is 6.5 years. Approximately $142.3 million in principal amount of mortgage debt, bearing annual interest rates ranging from approximately 3.7% to 4%, matures in 2019. As we will not have sufficient liquidity to make all these principal payments when due, we will need to refinance a significant portion, if not all, of our outstanding multi-family debt as it matures. We may not be able to refinance existing debt or, in the event of increased interest rates, refinance on terms as favorable as currently in effect; either of these outcomes could have a material adverse effect on our financial condition and results of operations.
We could be negatively impacted by changes in our relationship with Fannie Mae or Freddie Mac, changes in the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.

Fannie Mae and Freddie Mac have been a major source of financing for multi-family real estate in the United States and we have used loan programs sponsored by these agencies to finance many of our acquisitions of multi-family properties. There has been ongoing discussion by the government with regard to the long term structure and viability of Fannie Mae and Freddie Mac, which could result in adjustments to guidelines for their loan products. Should these agencies have their mandates changed or reduced, lose key personnel, be disbanded or reorganized by the government or otherwise discontinue providing liquidity for the multi-family sector, our ability to obtain financing through loan programs sponsored by the agencies could be negatively impacted. In addition, changes in our relationships with Fannie Mae and Freddie Mac, and the lenders that participate in these loan programs, with respect to our existing mortgage financing could impact our ability to obtain comparable financing for new acquisitions or refinancing for our existing multi-family real estate investments. Should our access to financing provided through Fannie Mae and Freddie Mac loan programs be reduced or impaired, it would significantly reduce our access to debt capital and/or increase borrowing costs and could significantly limit our ability to acquire properties on acceptable terms and reduce the values to be realized upon property sales.
Most of our multi-family properties are located in a limited number of markets, which makes us susceptible to adverse economic developments in such markets.
In addition to general, regional and national economic conditions, the operating performance of our multi-family residential properties is impacted by the economic conditions of the specific markets in which our properties are concentrated. Approximately 21%, 17%, 15% and 14% of our estimated 2016 revenues from multi-family properties are attributable to properties located in Texas, Georgia, Tennessee and Florida, respectively. Accordingly, adverse economic developments in such markets could adversely impact the operations of these properties and therefore our operating results and cash flow. The concentration of properties in a limited number of markets exposes us to risks of adverse economic developments which are greater than the risks of owning properties with a more geographically diverse portfolio.
We are subject to certain risks associated with selling multi-family properties, which could limit our operational and financial flexibility.

We may desire to dispose of  multifamily properties that no longer meet our objectives, but our ability to complete such sales may be limited by adverse market conditions, including conditions over which we have limited or no control, such as the availability of mortgage debt. These conditions may impact the price or the other terms of a contemplated sale and the time needed to find a purchaser and complete the sale. We may be required to expend funds to correct defects or to make improvements before a property can be sold. Further, federal tax laws limit our ability to profit on the sale of properties that we have owned for less than two years, and this limitation may prevent us from selling properties when market conditions are favorable. The foregoing conditions may limit our ability to dispose of properties in order to meet our objectives, which may in turn have a material adverse effect on our financial condition and the market value of our securities.
The failure of third party property management companies to properly manage our properties may result in a decrease in occupancy rates, rental rates or both, which could adversely impact our results of operations
We and our joint venture partners rely on third party property management companies to manage our properties. These management companies are responsible for, among other things, leasing and marketing rental units, selecting tenants (including an evaluation of the creditworthiness of tenants), collecting rent, paying operating expenses, and maintaining the property. If these property management companies do not perform their duties properly or we or our joint venture partners do not effectively supervise the activities of these companies, occupancy rates, rental rates or both may decline at such properties. One property manager and its affiliates manage nine properties, a second property manager and its affiliates manage four properties and nine other property managers manage three or fewer properties - the loss of our managers, and in particular, the property manager that manages nine properties, could result in a decrease in occupancy rates, rental rates or both. Further, some of management companies are owned by our joint venture partners or their affiliates. The termination of a management company may require the approval of the mortgagee, our joint venture partner or both. If we are unable to terminate a property manager not performing its duties, on a timely basis, our occupancy rates, rental rates or both, could be adversely impacted.
Increased competition and increased affordability of residential homes could limit our ability to retain our tenants or increase or maintain rents.
Our multi-family properties compete with numerous housing alternatives, including other multi-family and single-family rental homes, as well as owner occupied single and multi-family homes. Our ability to retain tenants and increase or maintain rents or occupancy levels could be adversely affected by the alternative housing in a particular area and, due to declining housing prices, mortgage interest rates and government programs to promote home ownership, the increasing affordability of owner occupied single and multi-family homes.
Risks involved in conducting real estate activity through joint ventures.
We have in the past and in the future intend to acquire properties in joint ventures with other persons or entities when we believe that circumstances warrant the use of such structure. Joint venture investments involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions or property distributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner may not perform its property oversight responsibilities; that our partner may have business goals which are inconsistent with ours; our partner may be in a position to take action or withhold consent contrary to our instructions or requests; and our partner might engage in unlawful or fraudulent conduct with respect to our jointly owned properties or other properties in which they have an ownership interest. We and our partner may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction.
In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Further, our joint venture partners may experience financial distress, including bankruptcy, and to the extent they do not meet their obligations to us or our joint venture with them, we may be adversely affected.
Five of our multi-family property joint ventures are owned with one joint venture partner or its affiliates and four of our multi-family property joint ventures are owned with a second joint venture partner or its affiliates. We may be adversely effected if we are unable to maintain a satisfactory working relationship with either of these joint venture partners or if either partner becomes financially distressed.

Risks Related to the Newark Joint Venture and Other Real Estate Operations.
The Newark Joint Venture likely will have an operating loss for the foreseeable future.
We anticipate that the Newark Joint Venture will operate at a loss in 2016 and for several years thereafter. If the Newark Joint Venture operates at a loss, we and our partners in the venture may be required to fund the operating losses and capital requirements by making additional capital contributions. No assurance can be given that we or our venture partners will have the resources or be willing to make such contribution and the failure to make the required contribution may have an adverse impact on us.
If we are unable to pay debt service as it becomes due, we may be forced to sell properties at disadvantageous terms or relinquish our rights to such properties, which would result in the loss of revenues and in a decline in the value of our real property portfolio.
At September 30, 2015, approximately $9.4 million of debt service relating to the Newark Joint Venture is payable prior to the end of 2016 and $17.4 million of debt service is payable from 2017 through 2018. The cash flow from the properties securing the mortgage debt may be insufficient to meet required debt service payments. In particular, the rental revenues from the current tenants at Teachers Village are insufficient to cover all of the Newark Joint Ventures debt service obligations from 2016 through 2018. If efforts to generate additional rental revenues from the Teachers Village site are unsuccessful (due to, among other things, the failure to complete the buildings under construction or contemplated to be constructed or to fully lease at satisfactory rates the residential and commercial space at the six buildings contemplated to comprise Teachers Village), the Newark Joint Venture may be unable to meet its debt service obligation with respect to the Teachers Village properties and such properties would require additional capital from the members of the venture or may be foreclosed on by the lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure of Contractual Oblidgations".
The Newark Joint Venture is limited in its ability the Teachers Village facilities for purposes other than as contemplated by the applicable financing and tax credit transactions.
The terms and conditions of the financings and tax credits provided to the Newark Joint Venture limit the venture's ability to use the Teachers Village facilities in a manner other than as permitted to be used by the governing transaction documents. Among other things, the New Markets Tax Credits and related contractual obligations provide that if prior to the seven year recapture period, the facilities are used in a manner prohibited by such tax credit program, the credits may be disallowed. The qualified school construction bonds in principal amount of approximately $22.7 million at September 30, 2015 requires that certain portions of the facilities be used for at least 19 years as public school facilities and the annual $1 million interest reimbursement provided by the US Treasury is subject to recapture if such facilities are not used for educational purposes for specified periods. The New Jersey Urban Transit Hub tax credits program requires that certain portions of the facilities must be used for residential purposes for at least ten years and that at least 20% of the residential units be allocated for lower/middle income housing. If as a result of market or other conditions, it is determined that the contemplated uses of the facilities are not financially viable, the Newark Joint Venture will be limited in its ability to use these facilities in an alternative manner which may adversely impact our financial condition and results of operations.
We have limited experience in developing and operating development sites.
The principal assets of our Newark Joint Venture are several development sites located in downtown Newark, NJ. Since we have limited experience in real estate development, we are subject to risks that differ from those to which we have been subject to historically. Although the principal of the managing member of the Newark Joint Venture (who is formerly the principal of our borrowers) is knowledgeable with respect to the local real estate market, he has limited experience in development projects. There can be no assurance that the Newark Joint Venture will be successful in developing and/or managing the redevelopment of the sites.
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
The Newark Joint Venture is subject to risks particular to real estate development activities.
The Newark Joint Venture is subject to the risks associated with development activities. These risks include:

•
The inability to complete the Phases II or III of the Teachers Village project because the funds available from the financing and New Markets Tax Credits transactions, due to cost overruns or under estimating the funds needed, may be insufficient for such purpose. We estimate that at least approximately $[ ]million to $[ ]million is needed to complete these phases of this project and we can provide no assurance tat such funds will be obtained. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Newark Joint Venture"

•	The failure to obtain governmental and other approvals on a timely basis;

•
Construction, financing and other costs of developing the properties owned by the Newark Joint Venture and in particular, Teachers Village, may exceed original estimates, possibly making such activities unprofitable;

•
The time required to complete the construction of Teachers Village or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting the Newark Joint Venture's liquidity;

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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our executive office is located at 60 Cutter Mill Road, Suite 303, Great Neck, New York. This office is located in a building that through December 31, 2014 was owned by a subsidiary of Gould Investors L.P. We believe that such facilities are satisfactory for our current and projected needs.
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

Shares as reported in the consolidated transaction reporting system.

	Fiscal 2015		Fiscal 2014
Fiscal Quarters	High	Low	High	Low
First Quarter	$7.50	$6.91	$7.24	$6.85
Second Quarter	7.35	6.71	7.66	7.01
Third Quarter	7.30	6.74	7.57	7.05
Fourth Quarter	7.19	6.76	7.76	7.00
On December 1, 2015, the high and low sales prices of our Common Shares was $7.00 and $6.74, respectively.
As of December 1, 2015, there were approximately 917 holders of record of our Common Shares.
We have not paid any cash dividends since 2010. Our tax loss carry forward at December 31, 2014, was approximately $65.3 million; therefore, we are not currently required by Federal tax code provisions relating to REITs to pay cash dividends to maintain our status as a REIT.
Stock Performance Graph
This graph compares the performance of our shares with the Standard & Poor's 500 Stock Index, an index consisting of publicly traded mortgage REITs (i.e., FTSE NAREIT Mortgage REITs) and an index consisting of apartment REITs (i.e., FTSE NAREIT Equity Apartments). The graph assumes $100 invested on September 30, 2010 and assumes the reinvestment of dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
_______________________________________________________________________________
*    $100 invested on 9/30/10 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

	9/10	9/11	9/12	9/13	9/14	9/15
BRT Realty Trust	$100.00	$97.34	$101.72	$112.21	$117.37	$110.95
S&P 500	100.00	101.14	131.69	157.17	188.18	187.02
FTSE NAREIT Mortgage REITs	100.00	103.11	137.33	125.81	141.98	136.79
FTSE NAREIT Equity Apartments	100.00	112.73	134.00	131.64	153.74	191.87
Issuer Purchases of Equity Securities
Our Board of Trustees has authorized us to repurchase up to $4 million of our common shares through September 30, 2017. At September 30, 2015, $1.6 million of such authorization remains available.

Item 6.    Selected Financial Data.
The following table, not covered by the report of the independent registered public accounting firm, sets forth selected historical financial data for each of the fiscal years indicated. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.

(Dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Operating statement data:
Total revenues(1)	$82,497	$66,414	$32,003	$10,858	$4,308
Total expenses(2)	99,107	83,980	44,951	17,390	7,479
Gain on sale of real estate	15,005	—	—	—	—
Gain on sale of available-for-sale securities	—	—	530	605	1,319
Gain on sale of partnership interest	—	—	5,481	—	—
(Loss) from continuing operations	(1,605)	(17,566)	(6,937)	(5,927)	(3,990)
Income from discontinued operations	—	1,400	9,026	7,477	8,914
Net (loss) income attributable to common shareholders	(2,388)	(9,454)	5,013	4,430	6,374
Earnings (loss) per beneficial share:
(Loss) income from continuing operations	$(0.17)	$(0.76)	$(0.28)	$(0.16)	$0.35
Income from discontinued operations	—	0.10	0.63	0.48	0.10

Basic and diluted (loss) earnings per share	$(0.17)	$(0.66)	$0.35	$0.32	$0.45
Balance sheet data:
Total assets(3)	$835,879	$734,620	$549,491	$385,956	$191,012
Real estate properties, net(4)	733,168	635,612	402,896	190,317	59,277
Cash and cash equivalents	15,556	23,181	56,905	78,245	44,025
Restricted cash-construction holdback/multi-family	19,795	32,390	32,369	55,252	—
Available-for-sale securities at fair value	—	—	—	1,249	2,766
Assets related to discontinued operations	—	2,017	30,589	37,057	67,333
Mortgages payable(5)	566,438	482,406	313,216	169,284	14,417
Junior subordinated notes	37,400	37,400	37,400	37,400	37,400
Total BRT Realty Trust shareholders' equity	122,655	130,140	138,791	133,449	129,063
_______________________________________________________________________________

(1)	The increases from 2012 through 2015 are due primarily to the operations of our multi-family properties.

(2)
The increases from 2012 through 2015 are due primarily to increased expenses (i.e., operating expense, interest expense and depreciation and amortization) related to our multi-family property activities. The increase in 2012 from 2011 is a result of, among other things, expenses associated with our multi-family property activities and interest expense associated with Phases I and II of the Newark Joint Venture financings.

(3)
The increases from 2012 through 2014 are due to our multi-family property acquisitions and the increase in 2012 from 2011 is due primarily to such acquisitions and the proceeds from the Newark Joint Venture financings and New Markets Tax Credits transactions.

(4)	The increases from 2012 through 2015 are due to our multi-family property acquisitions.

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
We compute FFO in accordance with the "White Paper on Funds From Operations" issued by the National Association of Real Estate Investment Trusts ("NAREIT") and NAREIT's related guidance. FFO is defined in the White Paper as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute AFFO by adjusting FFO for our straight-line rent accruals, restricted stock expense and deferred mortgage costs (including our share of our unconsolidated joint ventures).
We believe that FFO and AFFO are useful and standard supplemental measures of the operating performance for equity REITs and are used frequently by securities analysts, investors and other interested parties in evaluating equity REITs, many of which present FFO and AFFO when reporting their operating results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization of real estate assets, which assures that the value of real estate assets diminish predictability over time. In fact, real estate values have historically risen and fallen with market conditions. As a result, we believe that FFO and AFFO provide a performance measure that, when compared year over year, should reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs and other matters without the inclusion of depreciation and amortization, providing a perspective that may not be necessarily apparent from net income. We also consider FFO and AFFO to be useful to us in evaluating potential property acquisitions.
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

The table below provides a reconciliation of net income (loss) determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2015	2014	2013	2012	2011
Net (loss) income attributable to common shareholders	$(2,388)	$(9,454)	$5,013	$4,430	$6,374
Add: depreciation of properties	20,681	15,562	7,076	1,992	705
Add: our share of depreciation in unconsolidated joint ventures	20	20	34	270	39
Add: impairment charges	—	—	—	—	—
Add: amortization of deferred leasing costs	71	62	64	59	48
Deduct: gain on sales of real estate	(15,005)	—	(6,250)	(792)	(1,346)
Adjustment for non-controlling interest	221	(4,012)	(1,549)	(600)	(335)
Funds from operations	3,600	2,178	4,388	5,359	5,485
Adjust for: straight-line rent accruals	(411)	(542)	(263)	(23)	(78)
Add: restricted stock expense	906	805	691	757	847
Add: amortization of deferred mortgage costs	2,242	1,825	1,371	580	161
Adjustment for non-controlling interest	(703)	(424)	(463)	(247)	(35)
Adjusted funds from operations	$5,634	$3,842	$5,724	$6,426	$6,380
The table below provides a reconciliation of net income (loss) per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2015	2014	2013	2012	2011
Net (loss) income attributable to common shareholders	$(0.17)	$(0.66)	$0.35	$0.32	$0.45
Add: depreciation of properties	1.46	1.10	0.51	0.14	0.05
Add: our share of depreciation in unconsolidated joint ventures	—	—	—	0.02	—
Add: impairment charge	—	—	—	—	—
Add: amortization of deferred leasing costs	—	—	—	—	—
Deduct: gain on sales of real estate	(1.07)	—	(0.44)	(0.06)	(0.1)
Adjustment for non-controlling interest	0.02	(0.28)	(0.11)	(0.04)	(0.02)
Funds from operations	0.24	0.16	0.31	0.38	0.38
Adjustment for: straight-line rent accruals	(0.04)	(0.04)	(0.02)	—	(0.01)
Add: restricted stock expense	0.07	0.06	0.05	0.05	0.06
Add: amortization of deferred mortgage costs	0.16	0.13	0.1	0.04	0.01
Adjustment for non-controlling interest	(0.07)	(0.03)	(0.03)	(0.04)	(0.02)
Adjusted funds from operations	$0.36	$0.28	$0.40	$0.44	$0.42

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a REIT that during the past three years engaged in three principal business activities: the ownership, operation and development of multi-family properties; the ownership, operation and development of commercial and mixed use real estate assets; and real estate lending. During this period, we commenced and accelerated our multi-family property activities and de-emphasized and ultimately exited our real estate lending activities. As of November 1, 2014, we were no longer engaged in real estate lending and the financial information (including our consolidated financial statements) included herein reclassifies, for all periods presented, our real estate lending activities as discontinued operations. See note 1 to our consolidated financial statements.

Our multi-family activities derive revenue primarily from tenant rental payments. Generally, these activities involve our investment of 80% of the equity in a joint venture that acquires a multi-family property, with the balance of the equity contributed by our joint venture partner. We commenced these activities in 2012 and as of September 30, 2015, 2014, 2013 and 2012, we owned 28, 27, 14 and five multi-family properties, respectively, with 8,300, 7,609, 3,786 and 1,452 units, respectively. Since October 1, 2015, we acquired two multi-family properties with an aggregate of 507 units (including a development project which contemplates the construction of 271 units). At December 1, 2015, we own 30 multi-family properties with an aggregate of 8,807 units-four of these properties are wholly owned.
Our ownership, operation and development of commercial, mixed use and other real estate assets is comprised principally of the activities of the Newark Joint Venture and to a lesser extent, the ownership and operations of various real estate assets located in New York and Florida. The Newark Joint Venture is engaged in the development of properties in downtown Newark, NJ. The properties are being developed for educational, commercial, retail and residential uses. Currently, the Newark Joint Venture is developing a project known as "Teachers Village"—the project currently involves six buildings:

•	two buildings were completed in the summer of 2013 (i.e., Phase I of the project) and are currently tenanted by three charter schools and a day care center that occupy 78% of the available space ;

•
three buildings—one completed in September 2014, one completed in December 2014 and one anticipated to be fully completed by February 2016 — when the third building is completed, these buildings will provide approximately 29,140 square feet of retail space and 123 residential units (i.e., Phase II of the project); and

•	one building, with 10,074 square feet of retail space and 81 residential units, expected to be completed by July 2016 (i.e., Phase III of the project).
The venture, which contemplates developing certain of its other properties located in Newark (e.g., Market Street and some of the other land parcels at Teachers Village), generates negative cash flow and anticipates that it will continue to generate negative cash flow at least until the fifth and sixth buildings currently contemplated by the Teacher's Village project are completed and significant occupancy levels achieved. The venture estimates that it requires approximately $7 million to $10 million to cover cost overruns and the build out of retail space at the Phase II buildings. We can provide no assurance that sufficient funding will be available for the foregoing purposes or for any additional development activities (including development activities relating to the Market Street and other properties) and even if sufficient funding is obtained, that such activities will be profitable to us. See " -Other Developments" for information, among other things, regarding the possible sale by BRT of its equity interests in the Newark Joint Venture.
Our real estate lending activities involved originating and holding for investment short-term senior mortgage loans secured by commercial and multi-family real estate properties. Revenue was generated from interest income (i.e, the interest borrowers paid on our loans) and to a lesser extent, loan fee income generated on the origination and extension of loans, and investment income from securities transactions. These activities decreased during the two years ended September 30, 2014 due to, among other things, increased competition, and as of November 1, 2014, we were no longer engaged in real estate lending. Accordingly, these activities are presented as discontinued operations.
Highlights of 2015
The following summarizes certain of our activities in 2015 and our financial condition at year-end:

•
we acquired four multi-family properties with an aggregate of 1,506 units for an aggregate purchase price of $129.4 million, including aggregate mortgage debt of $74.1 million and $35 million of our equity;

•
we increased our ownership interest in joint ventures that own (i) Pathways and Stonecrossing Apartments from 80% to 91% by purchasing a partner's interest for $2 million; (ii)Avondale Station from 80% to 100% by purchasing a partner's interest for $ 1.9 million; and (iii) Silvana Oaks Apartments from 90% to 100% by purchasing a partner's interest for $790,000.

•
we sold three multi-family properties, which we refer to as the Properties Sold, with an aggregate of 1,175 units, for an aggregate sales price of $67.1 million and an aggregate gain of $14.3 million- $5.1 million of this gain was allocated to our joint venture partners;

•	we obtained $12.9 million in supplemental mortgage debt on three multi-family properties;

•
the Newark Joint Venture completed the second building and completed approximately 50% of the third building contemplated by Phase II, began construction on the building contemplated by Phase III and leased 91 residential units representing all currently available units; and

•	we have cash and cash equivalents of approximately $15.6 million and approximately $10.7 million, at September 30, 2015 and December 1, 2015, respectively.
Other Developments
BRT is negotiating the sale of all or substantially all of its equity interest in the Newark Joint Venture, which we refer to as the Equity Sale, and anticipates that it will recognize a gain if this transaction is consummated. In addition, the Newark Joint Venture is discussing with an institutional lender a possible repayment, which we refer to as the Repayment Transaction, of the $19.5 million in principal amount of secured mortgage debt owed to BRT eliminated in consolidation. If the Equity Sale is consummated, BRT will no longer be engaged in funding the capital resource and liquidity requirements of the Newark Joint Venture. Further, in the first full quarter immediately following such sale, BRT's consolidated financial statements will de-consolidate the assets, liabilities and operations of the Newark Joint Venture and the $19.5 million secured mortgage debt currently eliminated in consolidation will be reflected, until the consummation of the Repayment Transaction, on our consolidated balance sheet as a mortgage receivable.We can provide no assurance that the Equity Sale or Repayment Transaction will be consummated or if consummated, that such transactions will be consummated on terms favorable to BRT.

Subsequent to September 30, 2015, we acquired two multi-family properties with an aggregate of 507 units (including a development project that contemplates constructing 271 units) for $26.4 million, including mortgage debt of $16.1 million. We estimate that in 2016, the rental revenue from the operating property will be approximately $2.1 million and the operating expenses, interest expense and depreciation will aggregate approximately $2.1 million.

Gould Investors, a related party, has indicated that to facilitate our multi-family acquisitions, it would, through March 31, 2016, lend BRT up to $10 million on an unsecured basis, such loan to (i) mature on the earlier, and to the extent, of (a) six months from the date of funding and (b) the receipt of proceeds from the Equity Sale and/or the Repayment Transaction and (ii) bear interest at a rate of three month LIBOR plus 475 basis points. We refer to this loan as the Gould Loan. On December 11, 2015, BRT borrowed $8 million from Gould Investors.

Years Ended September 30, 2015 and 2014
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2015	2014	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$81,358	$65,254	$16,104	24.7%
Other income	1,139	1,160	(21)	(1.8)%
Total revenues	$82,497	$66,414	$16,083	24.2%
Rental and other revenue from real estate properties.    The components of the increase are: (i) $11.6 million due primarily to the inclusion, for a full year, of 12 properties that were acquired in 2014 and, to a lesser extent, improved rental rates at several of these properties; (ii) $3.6 million from four multi-family properties acquired in 2015; (iii) $822,000 primarily from residential tenants that took possession of rental units at Teachers Village following completion of construction of two Phase II buildings in September and December 2014; and (iv) $2.1 million primarily due to rental rate increases at multi-family properties acquired prior to 2014, and in particular, demand driven rental rate increases at The Fountains Apartments and Mountain Park Estates, which account for approximately $1.1 million of the increase. Included in 2015 and 2014 are revenues of $6.8 million and $8.9 million from the Properties Sold.

Expenses
The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2015	2014	Increase (Decrease)	% Change
Real estate operating expenses—including $1,233,$1,120 and $426 to related parties	$43,219	$37,067	$6,152	16.6%
Interest expense	24,177	20,670	3,507	17.0%
Advisor's fees, related party	2,448	1,801	647	35.9%
Property acquisition costs—including $1,293,$1,677 and $1,382 to related parties	1,885	2,542	(657)	(25.8)%
General and administrative	6,683	6,324	359	5.7%
Depreciation	20,695	15,576	5,119	32.9%
Total expenses	$99,107	$83,980	$15,127	18.0%
Operating expenses related to real estate properties.    The components of the increase are: (i) $5.4 million, due to the inclusion, for a full year, of the operations at 12 multifamily properties acquired in 2014; (ii) $1.5 million from the operations at four multi-family properties acquired in 2015; and (iii) $526,000 from operating expenses at the Newark Joint Venture, which includes a $233,000 increase in management fees. The management fee increased because the fee paid in 2014 was only paid for a portion of such year. The other operating expenses at the venture increased primarily due to the commencement of operations at the two Phase II buildings completed in September and December 2014. Included in 2015 and 2014 are operating expenses of $4.4 million and $5.4 million from the Properties Sold.
Interest expense.    The components of the increase are: (i) $2.2 million, due to the inclusion, for a full year, of the mortgage debt incurred in connection with the 12 multifamily properties acquired in 2014; (ii) $910,000, due to the mortgage debt incurred in connection with the four multifamily properties acquired in 2015; (iii) $257,000 from supplemental financing obtained in 2015 at three properties; and (iv) $ 614,000 from the inclusion of a full year of interest expense associated with the Newark Joint Venture's September 2014 financing. Included in 2015 and 2014 is interest expense of $1.6 million and $2.1 million respectively, attributable to the mortgage debt of the Properties Sold. Capitalized interest was $2.6 million and $1.3 million in 2015 and 2014, respectively. The increase in capitalized interest is due to construction activities related to Phases II and III. Our junior subordinated notes in principal amount of $37.4 million bear interest at a fixed rate of 4.9% per annum and beginning April 2016, bear interest at a rate equal to three month LIBOR plus 200 basis points. Assuming that interest rates from April 2016 through the balance of the year are the same as in effect as of September 30, 2015, we estimate that the interest expense associated with such notes will decrease in 2016 by approximately $400,000 .
Advisor's fee, related party.    The fee, calculated based on invested assets, increased primarily due to the inclusion, for a full year, of the multi-family properties acquired in 2014. Approximately $214,000 of the fees paid to the advisor in 2014 is recorded in discontinued operations.The Advisory Agreement terminates December 31, 2015 and we anticipate realizing net savings of approximately $1 million in 2016 from such termination. See "Business-Our Structure."
Property acquisition costs.    The change is due to decreased acquisition activity in 2015. We acquired four properties in 2015 and 13 properties in 2014.
General and administrative expense. The increase is due primarily to the inclusion of $357,000 of expenses, which in 2014, had been included in discontinued operations. These continuing expenses, which had been borne by our loan and investment segment, were borne in 2015 by our multi-family and other real estate assets segments. There were also increases in professional fees of $138,000 primarily related to the buyout of our partners' interests in several joint ventures and a $100,000 increase in restricted stock expense due to the (i) higher stock price associated with the restricted stock awards granted in the past several years in comparison to the awards granted in 2010 that vested in 2015 and (ii) to a lesser extent, the increase in the number of such awards granted over the past several years. These increases were offset by a $138,000 reduction in state franchise tax expense resulting from a refund of prior years' taxes. General and administrative expense is allocated between our two segments in 2015 and 2014 in proportion to the estimated time spent by our full time personnel on such segments.
Depreciation.    The components of the increase are: (i) $1.9 million due to the inclusion, for the full year, of 12 multi-family properties acquired in 2014; (ii) $1.0 million from the four multi-family properties acquired in 2015; (iii) $1.4 million reflecting the net effect of purchase price allocation adjustments; and (iv) $611,000 due to the commencement of depreciation with respect to the two Phase II buildings completed in September and December 2014. Included in 2015 and 2014 is depreciation of $1.2 million and $1.1 million, respectively, related to the Properties Sold.

Other revenue and expense items
Gain on sale of property.    In 2015, we recognized an aggregate gain of $14.4 million from the Properties Sold. We also sold certain other residential properties, which are included in our other real estate asset segment, for an aggregate gain of $723,000. There were no corresponding gains in 2014.
Discontinued Operations
Discontinued operations reflects our real estate lending activities which ceased in October 2014. There is no income from discontinued operations in 2015, compared to $1.4 million of income from discontinued operations in 2014. The decrease is due to the termination of our real estate lending activities.
Net Income/Loss Attributable to Non-controlling Interests
The following table compares our net income/loss attributable to Non-controlling Interests for the reported periods by our reportable segments:

(Dollars in Thousands)	2015	2014	Increase/(decrease)
Multi- family	$(4,878)	$759	$(5,637)
Other	4,095	5,953	(1,858)
Total	$(783)	$6,712	$(7,495)

The change with respect to our multi-family activities primarily reflects the allocation to our joint venture partners of approximately $5.2 million, representing their share of the gain on the sale of three multi-family properties in 2015. The change with respect to our other real estate segment reflects primarily the allocation in 2014 to our partner in the Newark Joint Venture of such partner's share of certain interest expense. This expense related to a one time payment of deferred interest to BRT on debt eliminated in consolidation.
Years Ended September 30, 2014 and 2013
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2014	2013	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$65,254	$30,592	$34,662	113.30%
Other income	1,160	1,411	(251)	(17.79)%
Total revenues	66,414	32,003	$34,590	108.08%
Rental and other revenue from real estate properties.    The components of the increase are: (i) approximately $20.6 million from 13 multi-family properties acquired in 2014; (ii) approximately $11.6 million due to the inclusion, for a full year, of nine properties that were owned for a portion of 2013; (iii) approximately $1.6 million primarily due to inclusion for a full year of rental income from commercial tenants at Teachers Village; and (iv) $925,000 primarily due to rental rate increases at multi-family properties acquired prior to 2013.

Expenses
The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2014	2013	Increase (Decrease)	% Change
Operating expenses related to real estate properties	$37,067	$16,409	$20,658	125.9%
Interest expense	20,670	11,978	8,692	72.6%
Advisor's fee, related party	1,801	971	830	85.5%
Property acquisition costs	2,542	2,637	(95)	(3.6)%
General and administrative	6,324	5,862	462	7.9%
Depreciation	15,576	7,094	8,482	119.6%
Total expenses	$83,980	$44,951	$39,029	86.8%
Operating expenses related to real estate properties.    The increase is due to (i) operating expenses of $10.7 million from 13 multi-family properties acquired in 2014, (ii) $6.8 million to the inclusion, for a full year, of operating expenses from nine multi-family properties acquired in 2013, and (iii) $1.9 million to an increase in operating expenses at the Newark Joint Venture. Approximately $1.1 million of the increase at the Newark Joint Venture is due to the commencement of operations at the two buildings completed in September 2013 and $801,000 is due to the resumption of regular management fees in 2014, after a one-time reduction in 2013.
Interest expense.    The components of the increase are as follows: (i) $7.8 million is due to mortgage interest expense on our multi-family properties (of which $4.7 million is due to mortgages on the 13 multi-family properties acquired in 2014 and $3.1 million to the inclusion, for a full year, of the expense associated with nine multi- family properties acquired in 2013); and (ii) $645,000 due to the decrease in capitalized interest as a result of the completion of the Phase I buildings in September 2013.
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
Depreciation.    The components of the increase are as follows: (i) $3.2 million is due to the 13 multi-family properties acquired in 2014, (ii) $4.4 million is due to the inclusion, for a full year, of nine multi-family properties acquired in 2013 and (iii) $781,000 is due to the commencement of depreciation with respect to the two Phase I buildings at Teachers Village completed in August/September 2013.
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

Disclosure of Contractual Obligations
The following table sets forth as of September 30, 2015 our known contractual obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations(1)	$34,069	$71,218	$256,780	$458,331	$820,398
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligation	202	261	116	232	811
Purchase Obligations(2)(3)(4)	4,545	8,372	8,372	—	21,289
Other Long-Term Liabilities Reflected on the Trust's Balance Sheet Under GAAP	—	—	—	—	—
Total	$38,816	$79,851	$265,268	$458,563	$842,498
_______________________________________________________________________________

(1)
Includes payments of principal (including amortization payments) and interest. Assumes that the: (i) qualified school construction bonds ($22.7 million as of September 30, 2015) issued in connection with the Newark Joint Venture financing transactions will be refinanced in 2018 at an effective interest rate of 0.51% per annum, which is the rate currently in effect; and (ii) interest rate on the junior subordinated notes after April 30, 2016 will be 2.20% per annum.

(2)
Assumes that $107,000 will be paid annually for the next five years pursuant to the shared services agreement (i.e., the same amount paid in 2015 pursuant to this agreement), and $1.15 million will be paid annually through September 30, 2020, to personnel performing the services previously performed pursuant to the Advisory Agreement. See "Business—Our Structure."

(3)
Assumes that approximately $2.9 million of property management fees will be paid annually to the managers of our multi-family properties. Such sum reflects the amount we anticipate paying in 2016 on the 30 multi-family properties we own at December 1, 2015. These fees are typically charged based on a percentage of rental revenues from a property. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable.

(4)
Excludes the purchase obligations of the Newark Joint Venture relating to the construction and related costs of completing Phases II and III of the Teachers Village project. It is anticipated that such costs will be covered by the application of the $13.3 million reflected on our consolidated balance sheet as restricted cash—Newark. See also "—Liquidity and Capital Resources—Newark Joint Venture."

The following table sets forth as of September 30, 2015 information regarding the components of our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Multi-family properties	$24,135	$51,598	$212,039	$310,155	$597,927
Newark Joint Venture	8,329	17,589	42,710	96,806	165,434
Junior subordinated notes	1,412	1,645	1,645	50,222	54,924
Other	193	386	386	1,148	2,113
Total	$34,069	$71,218	$256,780	$458,331	$820,398

Liquidity and Capital Resources
We require funds to acquire properties (including investments in joint ventures that acquire properties), repay borrowings and pay operating expenses. In 2015, our primary sources of capital and liquidity were the operations of our multi-family properties (including distributions from the joint ventures that own such properties), our available cash (including restricted cash), mortgage debt financing (an aggregate of $144.0 million, of which $91.3 million was used to acquire four multi-family properties) and $20.7 million of our share of the distributions from the sales of three multi-family properties. Our available cash (including restricted cash) at September 30, 2015 and December 1, 2015, is approximately $35.4 million and $29.7 million, respectively.
BRT's primary sources of liquidity and capital resources for 2016 are available cash and funds from multi-family property operations. Other potential liquidity and capital resources for 2016 include the Gould Loan, Equity Sale, Repayment Transaction and the sale of multi-family properties(e.g., Grove at Trinity Pointe). The Newark Joint Venture anticipates that its general operating requirements will be funded from operations and to the extent of any shortfall, capital contributions from the members of the venture, and that its capital expenditure requirements (including retail build out, cost overruns and Phase III construction) will be funded as described under "-Newark Joint Venture-Capital Expenditures" and by borrowings from the EB-5 Immigrant Investor Program, which we refer to as the EB-5 Program. Approximately $6 million was borrowed pursuant to the EB-5 Program subsequent to September 30, 2015. Such borrowings generally mature in five years and bear interest at a rate of 4% per annum.
We believe that available cash and distributions from multi family properties will provide us with sufficient funds to meet our operating expenses in 2016 and 2017 and to fund any capital contributions required by the general operations of Newark Joint Venture. Our ability to acquire additional multi-family properties is limited by our available cash, mortgage debt, funds from the Gould Loan and, if such transactions are consummated, as to which we can provide no assurance, funds from the Equity Sale, Repayment Transaction and multifamily property sales. We believe, though there is uncertainty, that the Newark Joint Venture has sufficient access to capital resources, as described under "-Newark Joint Venture", to complete Phase III and address the cost overruns and retail build out associated with Phase II.

Multi-Family Properties
We anticipate that the operating expenses will be funded from cash generated from the operations of these properties and that the $49.6 million of debt service (including $12.9 million of principal payments) payable from 2016 through 2017 will be funded from the cash generated from operations of these properties and supplemental financings. The mortgage debt with respect to these properties generally is non-recourse to us and our subsidiary holding our interest in the applicable joint venture. At September 30, 2015, approximately $6.5 million of restricted cash is available to fund improvements to these properties.
We anticipate that the construction and other costs associated with the Greenville and N. Charleston, SC development projects will be funded by capital previously contributed by our joint venture partner and us and in-place construction financing of up to $39.4 million.

Newark Joint Venture
The Newark Joint Venture's capital resource and liquidity requirements through September 30, 2017 are primarily operating expenses in excess of rental income, debt service associated with the Teachers Village project and construction and other costs related to this project.

Operating Expenses

The Newark Joint Venture anticipates that the debt service (including principal and sinking fund payments) and operating expenses of approximately $19 million to $21 million payable through September 2017 for the Teachers Village project will be funded by an aggregate of approximately (i) $10.7 million from an interest reserve, tax credit proceeds and the US Treasury interest subsidy on the qualified school construction bonds (collectively the "Reserve"), and (ii) $7.5 million from the operations of the currently completed buildings. The Newark Joint Venture believes that this approximate $800,000 to $2.8 million shortfall can be funded through leasing of substantially all of the residential units and at least 70% of the vacant (and/or to be built) commercial space units at the Phase II and III buildings-however, there is uncertainty as to whether this leasing activity can be completed on a timely basis, due , among other things, to the need, as described below, to obtain additional capital resources to fund change orders and the build out of retail space at the Phase II buildings, the timing of the receipt of such additional capital resources, the ability to complete the build out of the retail space and obtain tenants for the Phase II buildings on a timely basis, the ability of retail tenants to obtain third party financing to complete on a timely basis tenant work at the Phase II buildings and the ability to complete and lease the Phase III building on a timely basis. Additional financing from third parties and/or capital contributions from the members of the Newark Joint Venture (of which we are a 50.1% member), may be required if the Reserve, and funds generated from operations are insufficient to satisfy debt service and operating expenses. No assurance can be given that sufficient funds will be generated, provided or contributed to fund the debt service and operating expenses of the project.

Capital Expenditures

The Newark Joint Venture estimates that it will require approximately $24 million to $28 million to complete the Teachers Village project (i.e., the cost overruns and retail build out required with respect to Phase II and the costs associated with Phase III). It is anticipated that these capital expenditures will be funded in part by the (i) $13.3 million restricted cash-construction holdback reflected on our consolidated balance sheet, (ii) an aggregate of approximately $8.0 million from tax credit proceeds and committed but unfunded loans (which are not reflected on our consolidated balance sheet), and (iii) proceeds from the EB-5 Immigrant Investor Program. The venture expects that the foregoing sums will be released or funded, as the case may be, from time to time upon satisfaction of specified conditions (including budgeting, construction and permitting related conditions). The estimated additional $2.7 million to $6.7 million required over approximately the next nine months to complete this project will require additional equity investments and/or debt financing from third parties or the members of the Newark Joint Venture. Although discussions have taken place with lenders and members of the venture with respect to the additional funds required, there have been no commitments by any such party to provide the funding. Failure to obtain such funds and complete the project will have a material adverse effect on the Newark Joint Venture and BRT.

Statements of Cash Flows
As of September 30, 2015 and 2014, we had cash and cash equivalents of $ 15.6 million and $23.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years ended September 30,
	2015	2014	2013
Cash flow from operating activities	$8,407	$(4,835)	$766
Cash flow from investing activities	(67,388)	(219,324)	(179,444)
Cash flow from financing activities	51,356	190,435	157,702
Net decrease in cash and cash equivalents	(7,625)	(33,724)	(20,976)
Cash and cash equivalents a beginning of year	23,181	56,905	77,881
Cash and cash equivalents at end of year	$15,556	$23,181	$56,905
2015 compared to 2014
The increase in cash flow from operating activities in 2015 was primarily due to the inclusion in 2014 of a receivable from the September 2014 Newark Joint Venture financing and an increase in accounts payable and accrued liabilities.
The decrease in cash flow used in investing activities in 2015 is due to fewer property acquisitions (four purchases in 2015 compared to 13 purchases in 2014) and the decrease in collections from real estate loans due to the termination of real estate lending activities. The decrease was offset by the proceeds from the Properties Sold.
The decrease in cash flow from financing activities in 2015 is due primarily to reduced mortgage borrowing activity (i.e., fewer property acquisitions), and the payoff of mortgages on the Properties Sold.
2014 compared to 2013
The decrease in cash flow in 2014 from operating activities was due to the inclusion in 2014 of a receivable from the September 2014 Newark Joint Venture financing and a decrease in accounts payable and accrued liabilities.
The increase  in cash used in investing activities in 2014 compared to 2013  is due to increased property acquisitions in 2014 (13 purchases in 2014 compared to nine purchases in 2013), the use of restricted cash-Newark for Teachers Village construction activities and the increase in capitalized costs  associated with the Teachers Village construction activity.  This was offset by  a decrease  in net loan activity  (decreased collections and originations) resulting from the winding down of our real estate lending activities.
The increase in cash flow from financing activities in 2014 from 2103 is due primarily to increased mortgage borrowing activity from increased property acquisitions in 2014 and the consummation by the Newark Joint Venture of a financing transaction in September 2014.

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
Rental revenue from commercial properties, including the base rent that each tenant is required to pay in accordance with the terms of their respective leases, net of any rent concessions and lease incentives, is reported on a straight-line basis over the non-cancellable term of the lease.
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
We have not paid cash dividends since 2010. At December 31, 2014, we had a net operating loss carry-forward of approximately $65 million. Since we can offset our future taxable income, if any, against our tax loss carry-forward until the earlier of 2029 or the tax loss carry-forward has been fully used, it is unlikely that we will be required under the Internal Revenue Code to pay a dividend for the next several years to maintain our REIT status.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Our junior subordinated notes bear interest at a fixed rate of 4.9% per year through April 2016 and thereafter, bear interest at the rate of three month LIBOR plus 200 basis points.Assuming that interest rates on such debt at the time it becomes floating is 2.33% per annum (the rate that would be in effect if such interest was determined as of September 30, 2015), a 100 basis point increase would have a negative effect of $152,000 and a 100 basis point decrease in such floating rate would have a positive effect of $52,000.
With the exception of four mortgages (one which is subject to an interest rate swap agreement), all of our mortgage debt is fixed rate. For the variable rate debt, an increase of 100 basis points in the interest rate would have a negative annual effect of approximately $518,000 and a decrease of 100 basis points in the interest rate would have a $172,000 positive effect on income before taxes.
As of September 30, 2015, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At September 30, 2015, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have decreased by approximately $75,000. If there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have increased by approximately $77,000. These changes would not have any material impact on our net income or cash.
Item 8.    Financial Statements and Supplementary Data.
The information required by this item appears in a separate section of this Report following Part IV.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in our internal controls that occurred during the three months ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, we took no corrective measures.

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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
Based on its assessment, our management believes that, as of September 30, 2015, our internal control over financial reporting was effective based on those criteria.
Our independent auditors, BDO USA, LLP, have issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page F-1 of this Annual Report on Form 10-K.
Item 9B.    Other Information.
For information regarding the Gould Loan, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Developments".
The Advisory Agreement will terminate effective as of December 31, 2015. See"Business-Our Structure"

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Apart from certain information concerning our executive officers which is set forth below in Part I of this report, the other information required by Item 10 is incorporated herein by reference to the applicable information to be in the proxy statement to be filed by January 28, 2016 for our 2016 Annual Meeting of Shareholders.
Executive Officers of Registrant
Set forth below is a list of our executive officers whose terms will expire at our 2016 annual Board of Trustees' meeting. The business history of officers who are also Trustees will be provided in our proxy statement to be filed not later than January 28, 2016. References to a particular year for these biographies refer to the calendar year.

Name	Office
Israel Rosenzweig(1)	Chairman of the Board of Trustees
Jeffrey A. Gould(2)	President and Chief Executive Officer; Trustee
Mitchell K. Gould	Executive Vice President
Matthew J. Gould(2)	Senior Vice President; Trustee
Simeon Brinberg(3)	Senior Counsel
David W. Kalish(4)	Senior Vice President, Finance
Mark H. Lundy(3)	Senior Vice President and General Counsel
George E. Zweier	Vice President and Chief Financial Officer
Isaac Kalish(4)	Vice President and Treasurer
Steven Rosenzweig(1)	Vice President
_______________________________________________________________________________

(1)    Steven Rosenzweig is the son of Israel Rosenzweig.

(2)	Jeffrey A. Gould and Matthew J. Gould are sons of Fredric H. Gould, the former chairman of our board of trustees and currently, a trustee.
(3)    Mark H. Lundy is the son-in-law of Simeon Brinberg.
(4)    Isaac Kalish is the son of David W. Kalish.
Mitchell K. Gould (age 43), employed by us since 1998, has been a Vice President since 1999 and Executive Vice President since 2007.
Simeon Brinberg (age 81) served as our Secretary from 1983 through 2013, as a Senior Vice President from 1988 through 2013, and as Senior Counsel since 2006. Mr. Brinberg has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., since 1988. Since 1989, Mr. Brinberg has been a Vice President, Senior Vice President or Senior Counsel of One Liberty Properties, Inc. Mr. Brinberg is a member of the New York Bar.
David W. Kalish (age 68), a certified public accountant, has been our Senior Vice President, Finance since 1998. Mr. Kalish was our Vice President and Chief Financial Officer from 1990 until 1998. He has been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since 1990.
Mark H. Lundy (age 53) has been our General Counsel since 2007, Senior Vice President since 2005 and from 1993 to 2005 he served as a Vice President. He served as a Vice President of One Liberty Properties from 2000 to 2006 and has been its Secretary and Senior Vice President since June 1993 and 2006, respectively. Since 2013, Mr. Lundy has served as President and Chief Operating Officer, and from 1990 through 2013 as a Vice President (including Senior Vice President), of Georgetown Partners, Inc. He is licensed to practice law in New York and Washington, D.C.
George E. Zweier (age 51), a certified public accountant, has served as our Chief Financial Officer and a Vice President since 1998.

Isaac Kalish (age 40), a certified public accountant, has been associated with us since 2004, served as Assistant Treasurer from 2007 through 2014 and as Vice President and Treasurer since 2013 and 2014, respectively. Mr. Kalish has served as Vice President and Assistant Treasurer of One Liberty Properties since 2013 and 2007, respectively, as Assistant Treasurer of Georgetown Partners, Inc. from 2012 through 2013, and as its Treasurer since 2013.
Steven Rosenzweig (age 40), has served as a Vice President since March 2015 and has been associated with us since February 2013. For more than five years prior thereto, he was affiliated with Willkie Farr & Gallagher LLP. He is licensed to practice law in New York.
Item 11.    Executive Compensation.
The information concerning our executive compensation required by Item 11 will be included in the proxy statement to be filed by January 28, 2016 with respect to our 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by Item 12 will be included in the proxy statement to be filed by January 28, 2016 with respect to to our 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.
Equity Compensation Plan Information
The table below provides information as of September 30, 2015 with respect to our Common Shares that may be issued upon exercise of outstanding options, warrants and rights:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available-for future issuance under equity compensation plans—excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	—	—	185,075
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	185,075
_______________________________________________________________________________

(1)
Excludes 414,925 and 258,250 outstanding shares of unvested restricted stock issued to officers, directors, employees and consultants pursuant to the 2012 Incentive Plan and the 2009 Incentive Plan, respectively. These restricted shares generally vest five years from the effective date of the award, subject to acceleration as provided in the agreement and incentive plan governing same.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information concerning relationships and certain transactions required by Item 13 will be included in the proxy statement to be filed by January 28, 2016 with respect to our 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information concerning our principal accounting fees required by Item 14 will be included in the proxy statement to be filed by January 28, 2016 with respect to our 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

Exhibit No.		Title of Exhibits
3.1		Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2005).

3.2		By-laws (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2005).

3.3		Amendment to By-laws, dated December 10, 2007 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 11, 2007).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 18, 2011).

4.2		Form of Certificate for Shares of Beneficial Interest (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-104461) filed on April 11, 2003).

10.1	*	Amended and Restated Advisory Agreement, effective as of January 1, 2007, between us and REIT Management Corp. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 27, 2006).

10.2	*
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

10.1
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
_______________________________________________________________________________
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

BRT REALTY TRUST
Date: December 11, 2015	By:	/s/ JEFFREY A. GOULD
Jeffrey A. Gould Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ISRAEL ROSENZWEIG	Chairman of the Board	December 11, 2015
Israel Rosenzweig

/s/ JEFFREY A. GOULD	Chief Executive Officer, President and Trustee (Principal Executive Officer)	December 11, 2015
Jeffrey A. Gould

/s/ KENNETH BERNSTEIN	Trustee	December 11, 2015
Kenneth Bernstein

/s/ ALAN GINSBURG	Trustee	December 11, 2015
Alan Ginsburg

/s/ FREDRIC H. GOULD	Trustee	December 11, 2015
Fredric H. Gould

/s/ MATTHEW J. GOULD	Trustee	December 11, 2015
Matthew J. Gould

/s/ LOUIS C. GRASSI	Trustee	December 11, 2015
Louis C. Grassi

Signature	Title	Date
/s/ GARY HURAND	Trustee	December 11, 2015
Gary Hurand

/s/ JEFFREY RUBIN	Trustee	December 11, 2015
Jeffrey Rubin

/s/ JONATHAN SIMON	Trustee	December 11, 2015
Jonathan Simon

/s/ ELIE WEISS	Trustee	December 11, 2015
Elie Weiss

/s/ GEORGE E. ZWEIER	Chief Financial Officer, Vice President (Principal Financial and Accounting Officer)	December 11, 2015
George E. Zweier

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
Great Neck, New York
We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries as of September 30, 2015 and 2014 and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BRT Realty Trust and Subsidiaries at September 30, 2015, and 2014 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRT Realty Trust and Subsidiaries' internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 11, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA LLP
New York, New York
December 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees and Shareholders
BRT Realty Trust and Subsidiaries
Great Neck, New York
We have audited BRT Realty Trust and Subsidiaries' internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BRT Realty Trust and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.
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
In our opinion, BRT Realty Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRT Realty Trust and Subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2015 and our report dated December 11, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA LLP
New York, New York
December 11, 2015

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30,
	2015	2014
ASSETS
Real estate properties, net of accumulated depreciation of $40,640 and $27,424	$733,168	$635,612
Cash and cash equivalents	15,556	23,181
Restricted cash—Newark	13,277	22,835
Restricted cash—multi-family	6,518	9,555
Deferred costs, net	15,010	13,515
Deposits and escrows	12,875	12,273
Other assets	15,616	15,632
Real estate property held for sale	23,859	—
Assets of discontinued operations	—	2,017
Total Assets	$835,879	$734,620
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$566,438	$482,406
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	21,629	15,185
Deferred income	30,990	30,990
Mortgage payable held for sale	19,248	—
Total Liabilities	675,705	565,981
Commitments and contingencies	—	—
Equity:
BRT Realty Trust shareholders' equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,428 and 13,655 issued	40,285	40,965
Additional paid-in capital	161,842	166,209
Accumulated other comprehensive loss	(58)	(8)
Accumulated deficit	(79,414)	(77,026)
Total BRT Realty Trust shareholders' equity	122,655	130,140
Non-controlling interests	37,519	38,499
Total Equity	160,174	168,639
Total Liabilities and Equity	$835,879	$734,620

See accompanying notes to consolidated financial statements.

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended September 30,
	2015	2014	2013
Revenues:
Rental and other revenue from real estate properties	$81,358	$65,254	$30,592
Other income	1,139	1,160	1,411
Total revenues	82,497	66,414	32,003
Expenses:
Real estate operating expenses—including $1,233,$1,120 and $426 to related parties	43,219	37,067	16,409
Interest expense	24,177	20,670	11,978
Advisor's fees, related party	2,448	1,801	971
Property acquisition costs—including $1,293,$1,677 and $1,382 to related parties	1,885	2,542	2,637
General and administrative—including $171, $286 and $442 to related party	6,683	6,324	5,862
Depreciation	20,695	15,576	7,094
Total expenses	99,107	83,980	44,951
Total revenues less total expenses	(16,610)	(17,566)	(12,948)
Gain on sale of real estate	15,005	—	—
Gain on sale of available-for-sale securities	—	—	530
Gain on sale of partnership interest	—	—	5,481
Loss from continuing operations	(1,605)	(17,566)	(6,937)
Discontinued operations:
Discontinued operations—including $0, $214 and $831 to related party	—	1,400	8,257
Gain on sale of real estate assets	—	—	769
Income from discontinued operations	—	1,400	9,026
Net (loss) income	(1,605)	(16,166)	2,089
Plus: net (income) loss attributable to non-controlling interests	(783)	6,712	2,924
Net (loss) income attributable to common shareholders	$(2,388)	$(9,454)	$5,013

Basic and diluted per share amounts attributable to common shareholders:
Loss from continuing operations	$(0.17)	$(0.76)	$(0.28)
Income from discontinued operations	—	0.10	0.63
Basic and diluted (loss) earnings per share	$(0.17)	$(0.66)	$0.35

Amounts attributable to BRT Realty Trust:
Loss from continuing operations	$(2,388)	$(10,854)	$(3,244)
Income from discontinued operations	—	1,400	8,257
Net (loss) income attributable to common shareholders	$(2,388)	$(9,454)	$5,013

Weighted average number of common shares outstanding:
Basic and diluted	14,133,352	14,265,589	14,137,091

See accompanying notes to consolidated financial statements.

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Year Ended September 30,
	2015	2014	2013
Net (loss) income	$(1,605)	$(16,166)	$2,089
Other comprehensive (loss) income:
Net unrealized (loss) on available-for-sale securities	—	—	(460)
Unrealized (loss) gain on derivative instruments	(50)	(2)	98
Other comprehensive— loss	(50)	(2)	(362)
Comprehensive (loss) income	(1,655)	(16,168)	1,727
Plus comprehensive (income) loss attributable to non-controlling interests	(776)	6,712	2,909
Comprehensive (loss) income attributable to common shareholders	$(2,431)	$(9,456)	$4,636

See accompanying notes to consolidated financial statements.

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 30, 2015, 2014 and 2013
(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total
Balances, September 30, 2012	$40,420	$165,258	$356	$(72,585)	$13,569	$147,018
Restricted stock vesting	186	(186)	—	—	—	—
Compensation expense—restricted stock	—	691	—	—	—	691
Contributions from non-controlling interests	—	—	—	—	17,192	17,192
Distributions to non-controlling interests	—	—	—	—	(1,370)	(1,370)
Net income (loss)	—	—	—	5,013	(2,924)	2,089
Other comprehensive loss	—	—	(362)	—	—	(362)
Comprehensive income	—	—	—	—	—	1,727
Balances, September 30, 2013	$40,606	$165,763	$(6)	$(67,572)	$26,467	$165,258
Restricted stock vesting	359	(359)	—	—	—	—
Compensation expense—restricted stock	—	805	—	—	—	805
Contributions from non-controlling interests	—	—	—	—	22,062	22,062
Distributions to non-controlling interests	—	—	—	—	(3,318)	(3,318)
Net loss	—	—	—	(9,454)	(6,712)	(16,166)
Other comprehensive loss	—	—	(2)	—	—	(2)

Comprehensive loss	—	—	—	—	—	(16,168)
Balances, September 30, 2014	$40,965	$166,209	$(8)	$(77,026)	$38,499	$168,639
Restricted stock vesting	355	(355)	—	—	—	—
Compensation expense—restricted stock	—	906	—	—	—	906
Contributions from non-controlling interests	—	—	—	—	11,973	11,973
Distributions to non-controlling interests	—	—	—	—	(12,588)	(12,588)
Purchase of non-controlling interests	—	(3,531)	—	—	(1,148)	(4,679)
Shares repurchased - 345,081 shares	(1,035)	(1,387)	—	—	—	(2,422)
Net (loss) income	—	—	—	(2,388)	783	(1,605)
Other comprehensive loss	—	—	(50)	—	—	(50)
Comprehensive loss	—	—	—	—	—	(1,655)
Balances, September 30, 2015	$40,285	$161,842	$(58)	$(79,414)	$37,519	$160,174

See accompanying notes to consolidated financial statements.

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(1,605)	$(16,166)	$2,089
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Recovery of previously provided allowances	—	(10)	(1,066)
Depreciation and amortization	22,957	17,535	8,713
Amortization of deferred fee income	—	(393)	(1,820)
Amortization of restricted stock	906	805	691
Gain on sale of partnership interest	—	—	(5,481)
Gain on sale of real estate assets	(15,005)	—	(769)
Gain on sale of available-for-sale securities	—	—	(530)
Equity in earnings of unconsolidated joint ventures	—	(19)	(198)
Distribution of earnings of unconsolidated joint ventures	—	8	175
(Increase) decrease in straight line rent	(411)	(569)	(264)
Increases and decreases from changes in other assets and liabilities:
Decrease in interest and dividends receivable	17	273	183
Increase in prepaid expenses	(93)	(548)	(440)
(Increase) decrease in prepaid interest	(881)	(1,016)	2,463
Increase in accounts payable and accrued liabilities	1,739	7,416	1,460
Decrease in deferred costs	—	—	(519)
Increase (decrease) in security deposits and other receivable	783	(12,167)	(3,995)
Other	—	16	74
Net cash provided by (used in) operating activities	8,407	(4,835)	766
Cash flows from investing activities:
Collections from real estate loans	2,000	34,045	76,872
Additions to real estate loans	—	(5,533)	(70,288)
Loan loss recoveries	—	10	1,066
Additions to real estate properties	(84,295)	(205,220)	(185,453)
Net costs capitalized to real estate owned	(59,407)	(43,130)	(33,860)
Net change in restricted cash-Newark	9,558	6,444	25,973
Net change in restricted cash-multi-family	3,037	(6,195)	(3,001)
Collection of loan fees	—	180	1,520
Purchase of non controlling interest	(4,679)	—	—
Proceeds from sale of real estate owned	66,398	75	887
Proceeds from sale of available-for-sale securities	—	—	1,318
Proceeds from the sale of partnership interest	—	—	5,522
Net cash used in investing activities	(67,388)	(219,324)	(179,444)
Cash flows from financing activities:
Proceeds from borrowed funds	—	$—	3,000
Repayment of borrowed funds	—	—	(3,000)
Proceeds from mortgages payable	98,907	170,767	147,957
Mortgage principal payments	(40,756)	(1,577)	(4,025)
Increase in deferred borrowing costs	(3,758)	(2,641)	(2,052)
Capital contributions from non-controlling interests	11,973	22,062	17,192
Capital distributions to non-controlling interests	(12,588)	(3,318)	(1,370)
Proceeds from sale of New Markets Tax Credits	—	5,142	—
Repurchase of shares of beneficial interest	(2,422)	—	—
Net cash provided by financing activities	51,356	190,435	157,702
Net decrease in cash and cash equivalents	(7,625)	(33,724)	(20,976)
Cash and cash equivalents at beginning of year	23,181	56,905	77,881
Cash and cash equivalents at end of year	$15,556	$23,181	$56,905
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense, including capitalized interest of $2,602, $1,310 and $1,820 in 2015, 2014 and 2013	$24,324	$19,700	$10,753
Cash paid during the year for income and excise taxes	$131	$255	$133
Acquisition of real estate through assumption of debt	$45,129	$28,615	$—

See accompanying notes to consolidated financial statements.

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
BRT Realty Trust ("BRT" or the "Trust") is a business trust organized in Massachusetts. BRT owns, operates and develops (i) multi-family properties, and (ii) commercial and mixed use real estate assets.
The multi-family properties are generally acquired with venture partners in transactions in which the Trust contributes 80% of the equity. At September 30, 2015, the Trust owns 28 multi-family properties with 8,300 units and located in 11 states.
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
Certain items on the consolidated financial statements for the prior years have been reclassified to conform with the current year's presentation, including the reclassification of certain expenses from general and administrative to property acquisition costs and the reclassification of the operations and related assets of the Trust's loan and investment segment to discontinued operations.
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

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenue Recognition
Rental revenue from residential properties is recorded when due from residents and is recognized monthly as it is earned. Rental payments are due in advance. Leases on residential properties are generally for terms that do not exceed one year.
Rental revenue from commercial properties, including the base rent that each tenant is required to pay in accordance with the terms of their respective leases, net of any rent concessions and lease incentives, is reported on a straight-line basis over the non-cancellable term of the lease.
Real Estate Properties
Real estate properties are stated at cost, net of accumulated depreciation, and include real property acquired through acquisition, development or foreclosure.
The Trust assesses the fair value of real estate acquired (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases, if any) and acquired liabilities and allocates the acquisition price based on these assessments. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. Depreciation is computed on a straight-line basis over the estimated useful lives of the tangible assets. Intangible assets (and liabilities) are amortized over the remaining life of the related lease at the time of acquisition. There were no unamortized value of in-place leases at September 30, 2015 and 2014. Expenditures for maintenance and repairs are charged to operations as incurred.
Real estate is classified as held for sale when management has determined that it has met the applicable criteria. Real estate assets that are expected to be disposed of are valued at the lower of their carrying amount or their fair value less costs to sell on an individual asset basis.
The Trust accounts for the sale of real estate when title passes to the buyer, sufficient equity payments have been received, there is no continuing involvement by the Trust and there is reasonable assurance that the remaining receivable, if any, will be collected.
Real Estate Asset Impairments
The Trust reviews each real estate asset owned, including investments in real estate ventures, to determine if there are indicators of impairment. If such indicators are present, the Trust determines whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount and that carrying amount exceeds the estimated fair value of the asset. In evaluating a property for impairment, various factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a decrease in the value of the property below its carrying value, the reduction will be recognized as an impairment charge. The fair values related to the impaired real estate are considered to be a level 3 valuation within the fair value hierarchy.
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

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Derivatives and Hedging Activities
The Trust's objective in using derivative financial instruments is to manage interest rate risk. The Trust does not use derivatives for trading or speculative purposes. The Trust records all derivatives on its consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative; whether the Trust has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income (loss) and subsequently reclassified to earnings in the period in which the hedge transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives not designated as cash flow hedges, changes in the fair value of the derivative are recognized directly in earnings in the period in which they occur.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common shareholders for the applicable year by the weighted average number of shares of beneficial interest outstanding during such year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that share in the earnings of the Trust. Diluted earnings (loss) per share is determined by dividing net income (loss) applicable to common shareholders for the applicable year by the sum of the weighted average number of shares of beneficial interest outstanding plus the dilutive effect of the Trust's unvested restricted stock using the treasury stock method.
Cash Equivalents
Cash equivalents consist of highly liquid investments, primarily direct United States treasury obligations with maturities of three months or less when purchased.
Restricted Cash
Restricted cash—Newark and restricted cash—multi-family consist principally of cash held for construction costs and property improvements at specific properties as may be required by contractual arrangements.
Deferred Costs
Fees and costs incurred in connection with multi-family property financings and the New Markets Tax Credits related to the Newark Joint Venture (Note 9) are deferred and amortized over the term of the related debt obligations. Fees and costs paid related to the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Segment Reporting
As of September 30, 2015 and 2014, the Trust operates in two reportable segments: (i) multi-family real estate; and (ii) other real estate. The multi-family real estate segment includes the ownership, operation and development of the Trust's multi-family properties and the other real estate segment includes all activities related to the ownership, development, operation and disposition of the Trust's other real estate assets. In the year ended September 30, 2013, the Trust operated in a third segment, the loan and investment segment, which includes all activities related to the origination and servicing of the Trust's loan portfolio and other investments. The operations and assets related to this segment are reported as part of discontinued operations as the Trust no longer operates in this segment.
New Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

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
NOTE 2—REAL ESTATE PROPERTIES
A summary of activity in real estate properties(including a multi-family property held for sale), for the year ended September 30, 2015, follows (dollars in thousands):

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2015

	September 30, 2014 Balance	Additions	Capitalized Costs and Improvements	Sales	Depreciation, Amortization and other Reductions	September 30, 2015 Balance
Multi-family	$511,866	$129,425	$33,399	$(51,319)	$(18,331)	$605,040
Commercial/mixed use(a)	113,021	—	30,661	—	(2,241)	141,441
Land (b)	7,972	—	—	—	—	7,972
Shopping centers/retail (c)	2,678	—	4	—	(108)	2,574
Co-op/Condo Apts	75	—	—	(75)	—	—

Total real estate properties	$635,612	$129,425	$64,064	$(51,394)	$(20,680)	$757,027
_______________________________________________________________________________

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2015

NOTE 2—REAL ESTATE PROPERTIES (continued)

(a)
Represents the real estate assets of RBH-TRB Newark Holdings LLC, a consolidated VIE, which owns operating and development properties in Newark, NJ. These properties contain a mix of office, retail, residential, charter schools and surface parking aggregating approximately 565,000 square feet of commercial space and 61 residential apartment units (excluding 16,000 square feet of commercial space and 62 residential apartment units currently under construction). Certain of these assets are subject to a mortgage in the aggregate principal balance of $19,500,000 held by the Trust, which is eliminated in consolidation. Several of the assets are also encumbered by other mortgages which are discussed in Note 5—Debt Obligations—Mortgages Payable. The Trust made net capital contributions of $1,836,000 and $4,972,000 to this venture in the years ended September 30, 2015 and 2014 , respectively, representing its proportionate share of capital required to fund the operations of the venture for its next fiscal year and, in the year ended September 30, 2014, to purchase additional land parcels. The 2014 contribution includes $2,489,000 for the payment of deferred interest on the loan held by the Trust.

(b)	Represents an 8.9 acre development parcel located in Daytona Beach, FL acquired in foreclosure.

(c)
The Trust, through a joint venture in which it has an 85% interest, owns a leasehold interest in a portion of a retail shopping center located in Yonkers, NY. The leasehold interest is for approximately 28,500 square feet and, including all option periods, expires in 2045.

The acquisitions completed in the year ended September 30, 2015 and described in Note 3-Acquisitions, Dispositions and Impairments, have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and assumed liabilities based on management's estimate of fair value of these acquired assets and assumed liabilities at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Trust expects to finalize the valuations and complete the purchase price allocations within one year from the date of the applicable acquisition.
The following table summarizes the preliminary allocations of the purchase prices of assets acquired and liabilities assumed during the year ended September 30, 2015 (dollars in thousands):

Preliminary Purchase Price Allocation
Land	$15,163
Buildings and Improvements	114,287
Total Consideration	$129,450

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2015

NOTE 2—REAL ESTATE PROPERTIES (continued)
The following table summarizes the preliminary allocations of the purchase price of properties as recorded as of September 30, 2014, and the finalized allocation of the purchase price, as adjusted, as of September 30, 2015 (dollars in thousands):

	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation
Land	$58,700	$(10,052)	$48,648
Buildings and Improvements	172,500	8,692	181,192
Acquisition-related intangible assets (in acquired lease intangibles, net) (1)	—	1,360	1,360
Total Consideration	$231,200	—	$231,200

A summary of the Trust's multi-family properties by state as at and for the year ended September 30, 2015, is as follows (dollars in thousands):

Location	Number of Units	2015 Revenue	% of Revenue
Texas (a)	1,412	$19,135	25%
Tennessee	1,244	14,931	20
Georgia	1,312	14,334	19
Florida (a)	1,186	11,742	15
Kansas	496	3,405	5
Indiana	400	2,988	4
South Carolina	568	2,892	4
Alabama (a)	826	2,699	4
Ohio	264	2,331	3
Arkansas	172	1,122	1
Missouri (a)	420	64	—
	8,300	$75,643	100%
(a) Includes properties purchased during the year ended September 30, 2015.

Future minimum rentals to be received by the Trust pursuant to non-cancellable operating leases with terms in excess of one year, from commercial properties owned by the Trust at September 30, 2015, are as follows (dollars in thousands):

Year Ending September 30,	Amount
2016	$3,945
2017	3,575
2018	3,360
2019	3,397
2020	3,489
Thereafter	37,096
Total	$54,862
Leases at the Trust's multi-family properties are generally for a term of one year or less and are not reflected in the above table.

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES
Property Acquisitions
Set forth below is information for the year ended September 30, 2015 regarding the Trust's purchases of multi-family properties through joint ventures. The Trust has an 80% equity interest in each venture, except for the Pensacola, FL and Valley, AL ventures in each of which it has a 97.5% interest (dollars in thousands):

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Property Acquisition Costs
Pensacola, FL	12/22/2014	276	$27,950	$17,173	$11,380	$258
Valley, AL	7/27/2015	618	43,750	28,990	10,351	629
San Marco, TX	09/08/2015	192	21,725	17,158	4,720	535
Lake St. Louis, MO	09/25/2015	420	36,000	27,957	8,500	447
Other		—	—	—	—	16
		1,506	$129,425	$91,278	$34,951	$1,885

Subsequent to September 30, 2015, the Trust purchased two properties. The Trust has an 65% equity interest in the venture that purchased the Charleston, SC property and the LaGrange, GA property is wholly owned. Information regarding these purchases is set forth below:

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Property Acquisition Costs
Charleston, SC ( a)	12/22/2014	271	$27,950	$—	$11,380	$—
LaGrange, GA	7/24/2015	236	22,800	16,052	6,558	57,000
		507	$50,750	$16,052	$17,938	$57,000
During the three months ended December 31, 2014, the Trust increased its ownership interest in a (i) joint venture that owns two multi -family properties in Houston, TX from 80% to 91% by purchasing a partner's interest in the venture for $2,036,000; and (ii) joint venture that owns a multi family property in Decatur, GA from 80% to 100% by purchasing its partner's interest in the venture for $ 1,850,000. The Trust incurred $153,000 in professional fees related to these transactions.
On April 1, 2015, the Trust increased its ownership interest in a joint venture that owns a multi-family property in North Charleston, SC from 90% to 100% by purchasing its partner's interest for $790,000.

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES - (continued)
Property Dispositions
Set forth below is a summary of the real estate properties disposed of by the Trust in the year ended September 30, 2015(dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
Lawrenceville, GA	2/5/2015	170	$9,700	$2,655	$1,141
Marietta, GA	7/7/2015	207	17,600	7,781	3,179
Houston, TX	7/24/2015	236	39,848	3,846	769
New York, NY	9/30/2015	1	635	601	—
Misc.		—	—	122	—
		614	$67,783	$15,005	$5,089
Impairment Charges
The Trust reviews each real estate asset, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Trust measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Trust does not expect to recover its carrying costs on properties held for use, the Trust reduces its carrying costs to fair value, and for properties held for sale, the Trust reduces its carrying value to the fair value less costs to sell. During the years ended September 30, 2015, 2014, and 2013, no impairment charges were recorded. Management does not believe that the values of any properties are impaired as of September 30, 2015.
NOTE 4—REAL ESTATE PROPERTY HELD FOR SALE

At September 30, 2015, The Grove at Trinity Point property in Cordova, TN was held for sale. The property which has a book value of $23,859,000, is under contract for sale. The Trust estimates it will recognize a gain on the sale of the property of approximately $6,800,000, of which approximately $2,700,000 will be allocated to the minority partner.

NOTE 5—RESTRICTED CASH
Restricted cash represents funds that are being held for specific purposes and are therefore not generally available for general corporate purposes. As reflected on the consolidated balance sheet: (i) "Restricted cash—Newark" represents funds that are held by third parties for the construction of residential/commercial buildings at the Newark Joint Venture's Teachers Village Project; and (ii) "Restricted cash—multi-family" represents funds that are held by or on behalf of the Trust specifically for capital improvements at multi-family properties.
NOTE 6—DEBT OBLIGATIONS
Debt obligations consist of the following (dollars in thousands):

	September 30,
	2015	2014
Mortgages payable (including mortgage held for sale)	$585,686	$482,406
Junior subordinated notes	37,400	37,400
Total debt obligations	$623,086	$519,806

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

Mortgage Payable
At September 30, 2015, $473,646,000 of mortgage debt is outstanding on the Trust's 28 multi family properties with a weighted average interest rate of 3.99% and a weighted average remaining term to maturity of 6.5 years. Scheduled principal repayments for the next five years and thereafter are as follows (dollars in thousands):

Year Ending September 30,	Principal Payments Due
2016	$5,635
2017	7,249
2018	8,027
2019	142,385
2020	43,169
Thereafter	267,181
$473,646
At September 30, 2015, $112,040,000 of mortgage debt is outstanding on the Trust's other real estate properties with a weighted average interest rate of 5.53% and a weighted average remaining term to maturity of 10.5 years. Scheduled principal repayments for the next five years and thereafter are as follows: (dollars in thousands):

Year Ending September 30,	Principal Payments Due
2016	$1,998
2017	2,635
2018	2,829
2019	23,971
2020	8,669
Thereafter	71,938
$112,040

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 6—DEBT OBLIGATIONS - (continued)
Junior Subordinated Notes
At September 30, 2015 and 2014 the Trust's junior subordinated notes had an outstanding principal balance of $37,400,000. The interest rates on the outstanding notes is set forth below:

Interest period	Interest Rate
August 1, 2012 through April 29, 2016	4.9%
April 30, 2016 through April 30, 2036	Three month LIBOR + 2.00
The junior subordinated notes require interest only payments through the maturity date, at which time repayment of all outstanding principal and interest are due. Interest expense for each of the years ended September 30, 2015, 2014 and 2013, which includes amortization of deferred costs, was $1,853,000 .
Unsecured short term borrowing
On December 11, 2015, the Trust borrowed $8,000,000, on a short term unsecured basis, from Gould Investors L.P. , a related party. The note bears interest at 5.24% and will mature on the earlier of (i) May 10, 2016 or (ii) the receipt of funds from the sale of the Trust's equity interest in the Newark Joint Venture or the repayment of the Newark Joint Venture loan, in principal amount of $19,500,000, which is eliminated in consolidation.

NOTE 7—DEFERRED INCOME (NEW MARKETS TAX CREDIT TRANSACTION)
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
Included in deferred income on the Trust's consolidated balance sheet at September 30, 2015 and 2014 are $30,990,000 of the Chase and Goldman contributions, which are net of fees of the NMTC transactions and Newark Joint Venture financing transactions. These amounts will be recognized into income when the obligations to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), is eliminated. The failure of the Newark Joint Venture to comply with the requirements of the NMTC program may result in the reversal of the tax credit benefits and the related obligation of the Newark Joint Venture to indemnify the beneficiaries of such credits. The tax credits are subject to recapture for a seven year period as provided in the Code.
Costs incurred in structuring these transactions are deferred and will be recognized as an expense based on the maturities of the various mortgage financings, including the debt financing obtained by the Newark Joint Venture contemporaneously with the NMTC transactions. At September 30, 2015 and 2014, these costs totaled $9.7 million and $8.7 million and are included in deferred costs on the consolidated balance sheets.
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

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 8—INCOME TAXES
The Trust elected to be taxed as a real estate investment trust ("REIT"),pursuant to the Code. As a REIT, the Trust will generally not be subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its shareholders. To maintain its REIT status, the Trust must distribute at least 90% of its taxable income; however if it does not distribute 100% of its taxable income, it will be taxed on undistributed income. There are a number of organizational

NOTE 8—INCOME TAXES - (continued)
and operational requirements the Trust must meet to remain a REIT. If the Trust fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Trust is subject to certain state and local income taxes and to Federal income and excise taxes on the undistributed taxable income. For income tax purposes, the Trust reports on a calendar year.
During the years ended September 30, 2015, 2014 and 2013, the Trust recorded $18,000, $155,000 and $102,000, respectively, of state franchise tax expense, net of refunds, relating to the 2014, 2013 and 2012 tax years.
During the years ended September 30, 2014 and 2013, the Trust also paid $13,000 and $182,000, respectively, in alternative minimum tax, which resulted from the use of net operating loss carryforwards in tax years 2013 and 2012.
Earnings and profits, which determine the taxability of dividends to shareholders, differs from net income reported for financial statement purposes due to various items including timing differences related to loan loss provisions, impairment charges, depreciation methods and carrying values.
At December 31, 2014, the Trust had a net operating loss carry forward of $65,286,000. These net operating losses may be available in future years to reduce taxable income when it is generated. These tax loss carry forwards begin to expire in 2029.

NOTE 9—SHAREHOLDERS' EQUITY
Distributions
During the year ended September 30, 2015, 2014 and 2013, the Trust did not declare or pay any dividends.
Restricted Shares
The Trust's 2012 Incentive Plan, approved by its shareholders in January 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares. As of September 30, 2015, 414,925 shares were issued and 414,625 shares were outstanding pursuant to this plan. An aggregate of 258,250 shares of restricted stock were granted pursuant to the Trust's 2009 equity incentive plan (the "Prior Plan") and have not yet vested. No additional awards may be granted under the Prior Plan. The restricted shares that have been granted under the 2012 Incentive Plan and the Prior Plan vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.
During the years ended September 30, 2015, 2014 and 2013, the Trust issued 142,950, 140,600 and 131,525 restricted shares, respectively, under the Trust's equity incentive plans. The estimated fair value of restricted stock at the date of grant is amortized ratably into expense over the applicable vesting period. For the years ended September 30, 2015, 2014 and 2013, the Trust recognized $906,000, $805,000 and $691,000 of compensation expense, respectively. At September 30,2015, $2,184,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average vesting period is 2.6 years.

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

Changes in number of shares outstanding under the Trust's equity incentive plans are shown below:

	Years Ended September 30,
	2015	2014	2013
Outstanding at beginning of the year	648,225	627,425	580,180
Issued	142,950	140,600	131,525
Cancelled	—	(300)	(22,000)
Vested	(118,300)	(119,500)	(62,280)
Outstanding at the end of the year	672,875	648,225	627,425
Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (dollars in thousands):

	2015	2014	2013
Numerator for basic and diluted earnings per share attributable to common shareholders:
Net (loss) income attributable to common shareholders	$(2,388)	$(9,454)	$5,013
Denominator:
Denominator for basic earnings per share—weighted average shares	14,133,352	14,265,589	14,137,091
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	14,133,352	14,265,589	14,137,091
Basic (loss) earnings per share	$(0.17)	$(0.66)	$0.35
Diluted (loss) earnings per share	$(0.17)	$(0.66)	$0.35
Share Buyback and Treasury Shares
In September 2013, the Board of Trustees approved a share repurchase program authorizing the Trust to spend up to $2,000,000 through September 2015 to repurchase its shares of beneficial interest. In December 2014,the Board of Trustees increased to $4 million the amount the Trust can spend to repurchase shares of beneficial interest and extended the program through September 30, 2017. On December 12, 2014, the Trust purchased 345,081 shares of beneficial interest at a price of $7.02 per share, or a total of $2,422,000.

NOTE 10—ADVISOR'S COMPENSATION AND RELATED PARTY TRANSACTIONS
Certain of the Trust's officers and trustees are also officers and directors of REIT Management Corp. ("REIT Management") to which the Trust, pursuant to an amended and restated advisory agreement, as amended, paid advisory fees for administrative services and investment advice. Fredric H. Gould, a trustee and former Chairman of the Board of the Trust, is the sole shareholder of REIT Management.
The Advisory Agreement, as amended, provides that (i) it renews automatically on July 1st of each year, unless earlier terminated with or without cause, (ii) the minimum and maximum fees payable in a twelve month period to REIT Management were set at $750,000 and $4 million, respectively, subject to adjustment for any period of less than twelve months and (iii) the Trust is to pay REIT Management the following annual fees which are to be paid on a quarterly basis:

•	.45% of the average book value of all real estate properties, excluding depreciation;

•	.25% of the average amount of the fair market value of marketable securities;

•	.15% of the average amount of cash and cash equivalents;

•	1.0% of the average principal amount of earning loans; and

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

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
Advisory fees amounted to $$2,448,000, $2,016,000 and $1,802,000 for the years ended September 30, 2015, 2014 and 2013, respectively, of which $214,000 and $831,000, in the years ended September 30, 2014 and 2013, respectively, is reported as a component of discontinued operations. Effective as of December 31, 2015, the Advisory Agreement will terminate. In lieu thereof, the Trust will retain personnel, including related parties, to provide the services previously provided pursuant to such agreement. The aggregate fees in calendar 2016 for the provision of such services may not exceed $1.15 million.
Management of certain properties owned by the Trust and certain joint venture properties is provided by Majestic Property Management Corp., a corporation in which Fredric H. Gould is the sole shareholder, under renewable year-to-year agreements. Certain of the Trust's officers and Trustees are also officers and directors of Majestic Property Management Corp. Majestic Property Management Corp. provides real property management, real estate brokerage and construction supervision services to these properties. For the years ended September 30, 2015, 2014 and 2013, fees for these services aggregated $56,000, $28,000, and $81,000, respectively.
Fredric H. Gould is also vice chairman of the board of directors of One Liberty Properties, Inc., a related party, and certain of the Trust's officers and Trustees are also officers and directors of One Liberty Properties, Inc. In addition, Mr. Gould is an executive officer and sole shareholder of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., a related party. Certain of the Trust's officers and Trustees are also officers and directors of Georgetown Partners, Inc. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among the Trust and the affiliated entities and is included in general and administrative expense on the statements of operations. During the years ended September 30, 2015, 2014 and 2013, allocated general and administrative expenses reimbursed by the Trust to Gould Investors L.P. pursuant to the shared services agreement aggregated $532,000, $474,000 and $633,000, respectively.
In the three months ended December 31, 2014, the Trust sold its last loan receivable with an outstanding balance of $2,000,000 to Gould Investors, L.P. at face value.
Management of many of our properties is performed by our partners or their affiliates. In addition, we may pay an acquisition fee to our partner upon the purchase of a property. Management and acquisition fees amounted to $2,678,000, $2,797,000 and $1,808,000 for the years ended September 30, 2015, 2014 and 2013, respectively.
In addition to its share of rent included as part of the Shared Services Agreement, the Trust leased additional space in the same building directly from an affiliate of Gould Investors, L.P. prior to the sale of the building in January 2015. The rent paid was $64,000, $149,000 and $146,000 in the years ended September 30, 2015, 2014 and 2013, respectively.
The Trust obtains insurance ( primarily property insurance) in conjunction with Gould Investors, L.P. and reimburses them for the Trust's share of the insurance cost. Insurance reimbursements to Gould for the years ended September 30, 2015, 2014 and 2013 were $15,000, $15,000 and $13,000 respectively.
On December 11, 2015, the Trust borrowed $8,000,000 from Gould Investors L.P. - see Note 6" Debt Obligations - Unsecured Short Term Borrowing".

NOTE 11—DISCONTINUED OPERATIONS
Effective November 1, 2014 the Trust no longer had any loans in its portfolio and ceased originating loans. The loan origination and servicing activities have been reclassified to discontinued operations on the consolidated statements of operations and balances related to this activity have been reclassified as "Assets related to discontinued operations" on the consolidated balance sheets.

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 12—SEGMENT REPORTING
Commencing with the the year ended September 30, 2014, management determined that the Trust operates in two reportable segments: a multi-family real estate segment which includes the ownership and operation of its multi-family properties, and an other real estate segment, which includes the ownership, operation and development of its other real estate assets; in particular, the Newark Joint Venture. In the year ended September 30, 2013 the Trust operated in a third segment which included the origination and servicing of the Trust's loan portfolio. The Trust no longer operates in this third segment and the operations of this segment are reported as discontinued operations.
The following table summarizes the Trust's segment reporting for the year ended September 30, 2015 (dollars in thousands):

	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$75,643	$5,715	$81,358
Other income	—	1,139	1,139
Total revenues	75,643	6,854	82,497
Expenses:
Real estate operating expenses	38,000	5,219	43,219
Interest expense	18,944	5,233	24,177
Advisor's fee, related party	2,077	371	2,448
Property acquisition costs	1,885	—	1,885
General and administrative	6,314	369	6,683
Depreciation and amortization	18,336	2,359	20,695
Total expenses	85,556	13,551	99,107
Total revenues less total expenses	(9,913)	(6,697)	(16,610)
Gain on sale of real estate	14,404	601	15,005
Net income (loss)	4,491	(6,096)	(1,605)
Plus: net (income) loss attributable to non-controlling interests	(4,482)	3,699	(783)
Net income (loss) attributable to common shareholders	$9	$(2,397)	$(2,388)
Segment assets at September 30, 2015	$616,909	$218,970	$835,879

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 12—SEGMENT REPORTING - (continued)
The following table summarizes the Trust's segment reporting for the year ended September 30, 2014 (dollars in thousands):

	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$60,362	$4,892	$65,254
Other income	4	1,091	1,095
Total revenues	60,366	5,983	66,349
Expenses:
Operating expenses relating to real estate properties	32,347	4,720	37,067
Interest expense	16,212	4,458	20,670
Advisor's fee, related party	1,466	335	1,801
Property acquisition costs	2,542	—	2,542
General and administrative	5,887	437	6,324
Depreciation and amortization	13,828	1,748	15,576
Total expenses	72,282	11,698	83,980
Loss from continuing operations	(11,916)	(5,715)	(17,631)
Plus: net loss attributable to non-controlling interests	759	5,953	6,712
Net (loss) income attributable to common shareholders before reconciling adjustments	$(11,157)	$238	(10,919)

Other income			65
Discontinued operations			1,400
Net loss attributable to common shareholders			$(9,454)
Segment assets at September 30, 2014	$569,357	$163,246

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 12—SEGMENT REPORTING - (continued)
The following table summarizes the Trust's segment reporting for the year ended September 30, 2013 (dollars in thousands):

	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$27,265	$3,327	$30,592
Other income	—	1,270	1,270

Total revenues	27,265	4,597	31,862
Expenses:
Operating expenses relating to real estate properties	13,570	2,839	16,409
Interest expense	8,193	3,785	11,978
Advisor's fee, related party	750	221	971
Property acquisition costs	2,637	—	2,637
General and administrative	5,490	372	5,862
Depreciation and amortization	6,119	975	7,094

Total expenses	36,759	8,192	44,951
Total revenues less total expenses	(9,494)	(3,595)	(13,089)
Gain on sale of partnership interest	—	5,481	5,481
(Loss) income from continuing operations	(9,494)	1,886	(7,608)
Discontinued operations:
Gain on sale of real estate assets	—	769	769
Income from discontinued operations	—	769	769
Net (loss) income	(9,494)	2,655	(6,839)
Plus: net loss attributable to non-controlling interests	480	2,444	2,924
Net (loss) income attributable to common shareholders before reconciling adjustments	$(9,014)	$5,099	(3,915)
Reconciling adjustments:
Other income			141
Gain on sale of available-for-sale securities			530
Discontinued operations			8,257
Net income attributable to common shareholders			$5,013
Segment assets at September 30, 2013	$312,962	$149,487

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Junior subordinated notes:    At September 30, 2015 and 2014, the estimated fair value of the Trust's junior subordinated notes is less than their carrying value by approximately $20,174,000, and $22,527,000, respectively based on market interest rates of 6.38% and 6.71%, respectively.
Mortgages payable:    At September 30, 2015 and 2014,the estimated fair value of the Trust's mortgages payable is greater than their carrying value by approximately $890,000 assuming market interest rates between 1.99% and 15.00%. At September 30, 2014, the estimated fair value was lower than the carrying value by $9,451,000, assuming market interest rates between 2.22% and 9.37%. Market interest rates were determined using current financing transaction information provided by third party institutions.
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
Financial Instruments Measured at Fair Value
The Trust's fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between markets participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other "observable" market inputs and Level 3 assets/liabilities are valued based significantly on "unobservable" market inputs. The Trust does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Trust's financial assets and liabilities measured at fair value as of September 30, 2015 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Liabilities:
Interest rate swap	$(58)	—	$(58)
Derivative financial instruments:   Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. At September 30, 2015, these derivatives are included in accounts payable and accrued liabilities on the consolidated balance sheet.
Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of September 30, 2015, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 14—COMMITMENT
The Trust maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $322,000, $322,000 and $310,000 during the years ended September 30, 2015, 2014 and 2013, respectively. At September 30, 2015 and 2014, $50,000 and $48,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets.

NOTE 15—DERIVATIVE FINANCIAL INSTRUMENTS
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
As of September 30, 2015, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity
Interest Rate Swap	$1,665	5.25%	April 1, 2022

Derivatives as of:
September 30, 2015		September 30, 2014
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$—	Other assets	$—
Accounts payable and accrued liabilities	$58	Accounts payable and accrued liabilities	$8

The following table presents the effect of the Trust's derivative financial instrument on the consolidated statements of comprehensive income (loss) for the years ended September 30, 2015, 2014 and 2013 (dollars in thousands):

	Year Ended September 30,
	2015	2014	2013
(Loss) amount of gain (loss) recognized on derivative in Other Comprehensive Income	$(83)	$(37)	$61
Amount of (loss) reclassified from Accumulated Other Comprehensive (loss) income into Interest Expense	$(33)	$(36)	$(37)
No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust's cash flow hedges during the years ended September 30, 2015, 2014 or 2013. During the twelve months ending

Table of Contents BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015

NOTE 15—DERIVATIVE FINANCIAL INSTRUMENTS - (continued)
September 30, 2016, the Trust estimates an additional $32,000,000 will be reclassified from other comprehensive income as an increase to interest expense.
Credit-risk-related Contingent Features
The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.
As of September 30, 2015, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $63,000,000. As of September 30, 2015, the Trust has not posted any collateral related to this agreement. If the Trust had been in breach of this agreement at September 30, 2015, it could have been required to settle its obligations thereunder at its termination value of $63,000,000.

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited)

	2015
	1st Quarter Oct. - Dec	2nd Quarter Jan. - March	3rd Quarter April - June	4th Quarter July - Sept.	Total For Year
Revenues	$19,777	$20,472	$21,225	$21,023	$82,497
Expenses	23,304	23,635	24,733	27,435	99,107
Revenues less expenses	(3,527)	(3,163)	(3,508)	(6,412)	(16,610)
Gain on sale of real estate	—	2,777	—	12,228	15,005
(Loss) from continuing operations	(3,527)	(386)	(3,508)	5,816	(1,605)
Net loss	(3,527)	(386)	(3,508)	5,816	(1,605)
Plus: net loss attributable to non-controlling interests	1,029	(362)	930	(2,380)	(783)
Net (loss) income attributable to common shareholders	$(2,498)	$(748)	$(2,578)	$3,436	$(2,388)
Basic and per share amounts attributable to common shareholders
Continuing operations	$(0.18)	$(0.05)	$(0.18)	$0.24	$(0.17)
Discontinued operations	—	—	—	—	—
Basic and diluted loss per share	$(0.18)	$(0.05)	$(0.18)	$0.24	$(0.17)

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2014

	2014
	1st Quarter Oct. - Dec	2nd Quarter Jan. - March	3rd Quarter April - June	4th Quarter July - Sept.	Total For Year
Revenues	$14,078	$15,156	$17,771	$19,409	$66,414
Expenses	18,681	19,028	21,959	24,312	83,980
(Loss) from continuing operations	(4,603)	(3,872)	(4,188)	(4,903)	(17,566)
Income from discontinued operations:
Discontinued operations	852	361	185	2	1,400
Net loss	(3,751)	(3,511)	(4,003)	(4,901)	(16,166)
Plus: net loss attributable to non-controlling interests	1,018	919	3,672	1,103	6,712
Net loss attributable to common shareholders	$(2,733)	$(2,592)	$(331)	$(3,798)	$(9,454)
Basic and per share amounts attributable to common shareholders
Continuing operations	$(0.25)	$(0.21)	$(0.03)	$(0.27)	$(0.76)
Discontinued operations	0.06	0.03	0.01	—	0.10
Basic and diluted loss per share	$(0.19)	$(0.18)	$(0.02)	$(0.27)	$(0.66)

NOTE 17—SUBSEQUENT EVENTS
Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2015 that warrant additional disclosure have been included in the notes to the consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
(Including Real Estate Property Held for Sale)
SEPTEMBER 30, 2015
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at September 30, 2015						Depreciation Life For Latest Income Statement

Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Commercial
Yonkers, NY.	$1,666	—	$4,000	—	$194	—	—	$4,194	$4,194	$1,619	(c)	Aug-2000	39 years
South Daytona, FL.	—	$10,437	—	—	—	—	$7,972	—	7,972	—	N/A	Feb-2008	N/A
Newark, NJ	110,374	17,088	19,033	$4,830	96,488	$10,499	21,918	126,020	147,938	6,498	(c)	June-2008	39 years
Multi-Family Residential
Palm Beach Gardens, FL	48,032	16,260	43,140	—	2,102	—	16,260	45,243	61,503	6,182	1970	Mar-2012	30 years
Melbourne, FL	9,381	1,150	8,100	—	1,538	—	1,150	9,638	10,788	1,449	1987	Mar-2012	30 years
Collierville, TN	25,610	6,420	25,680	—	631	—	6,420	26,311	32,731	2,829	2000	June-2012	30 years
North Charleston, SC	17,455	2,436	19,075	—	657	—	2,436	19,732	22,168	2,146	2010	Oct-2012	30 years
Cordova, TN	19,248	1,823	23,627	—	700	—	1,823	24,327	26,150	2,290	1986	Nov-2012	30 years
Decatur, GA	10,490	1,698	8,752	—	1,070	—	1,698	9,822	11,520	981	1954	Nov-2012	30 years
Panama City, FL	5,436	1,411	5,790	—	586	—	1,411	6,376	7,787	682	1987	Jan-2013	30 years
Houston, TX (Stone)	13,127	5,143	11,620	—	230	—	5,143	11,850	16,993	1,059	1978	April-2013	30 years
Pooler, GA	26,400	1,848	33,402	—	219	—	1,848	33,621	35,469	2,869	2008	April-2013	30 years
Houston, TX (Pathways)	7,500	3,044	5,521	—	526	—	3,044	6,047	9,091	503	1979	April-2013	30 years
Hixon, TN	8,137	1,231	9,613	—	187	—	1,231	9,800	11,031	777	1989	May-2013	30 years
Kennesaw, GA	35,900	5,566	43,484	—	512	—	5,566	43,996	49,562	3,177	2002	Sept-2013	30 years
Pasadena, TX (Ashwood)	4,047	1,513	3,907	—	300	—	1,513	4,207	5,720	323	1984	Oct-2013	30 years
Humble, TX (Parkside)	5,002	1,113	5,587	—	319	—	1,113	5,906	7,019	440	1983	Oct-2013	30 years
Humble, TX (Meadowbrook)	7,839	1,996	8,504	—	566	—	1,996	9,070	11,066	642	1982	Oct-2013	30 years
Huntsville, AL	9,573	1,047	11,003	—	1,176	—	1,047	12,179	13,226	853	1985	Oct-2013	30 years
Columbus, OH	10,365	2,810	11,240	—	241	—	2,810	11,481	14,291	958	1999	Nov-2013	30 years
Indianapolis, IN	14,500	4,477	14,323	—	1,526	—	4,477	15,849	20,326	934	2007	Jan-2014	30 years
Greenville, SC	29,429	7,100	—	—	36,385	360	7,100	36,745	43,845	284	2014	Jan-2014	30 years
Nashville, TN	24,038	4,565	22,185	—	261	—	4,565	22,446	27,011	1,185	1985	April-2014	30 years
Little Rock, AK	3,981	2,041	4,709	—	37	—	2,041	4,746	6,787	311	1985	April-2014	30 years
Witchita, KS	13,528	1,992	18,758	—	298	—	1,992	19,056	21,048	1,085	1999	April-2014	30 years
Atlanta, GA	22,165	2,283	26,067	—	343	—	2,283	26,410	28,693	1,165	2009	June-2014	30 years
Houston, TX (Kendall)	11,475	1,849	13,451	—	1,303	—	1,849	14,754	16,603	683	1981	July-2014	30 years
Pensacola, FL	16,929	2,758	25,192	—	—	—	2,758	25,192	27,950	776	2008	Dec-2014	30 years
Valley, AL	28,990	1,044	42,706	—	—	—	1,044	42,706	43,750	230	2009	July-2014	30 years
San Marcos, TX	17,158	4,930	16,795	—	—	—	4,930	16,795	21,725	—	2014	Sept-2015	30 years
Lake St. Louis, MO	27,910	3,579	32,421	—	—	—	3,579	32,421	36,000	—	1986	Sept-2015	30 years
Total	$585,686	$120,652	$517,685	$4,830	$148,395	$10,859	$123,017	$676,940	$799,957	$42,930
									(a)	(b)

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
(Including Real Estate Property Held for Sale)
SEPTEMBER 30, 2015
(Dollars in thousands)

Notes to the schedule:

(a)	Total real estate properties	$799,957
	Less: Accumulated depreciation and amortization	(42,930)
	Net real estate properties	$757,027
(b)	Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.
(c)	Information not readily obtainable.
A reconciliation of real estate properties is as follows:

	2015	2014	2013
Balance at beginning of year	$635,612	$402,896	$190,317
Additions:
Acquisitions	129,425	205,220	185,453
Capital improvements	8,442	8,273	3,371
Capitalized development expenses and carrying costs	55,623	34,857	30,947
	193,490	248,350	219,771
Deductions:
Sales	51,394	80	117
Depreciation/amortization/paydowns	20,681	15,554	7,075
	72,075	15,634	7,192

Balance at end of year	$757,027	635,612	$402,896