Form 10-Q
period 2015-12-31
BRT REALTY TRUST
filed 2016-02-09
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

14,242,106 Shares of Beneficial Interest,
$3 par value, outstanding on February 5, 2016

BRT REALTY TRUST AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2015 (Unaudited)	September 30, 2015
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $46,301 and $40,640	$769,320	$733,168

Cash and cash equivalents	21,379	15,556
Restricted cash – Newark	15,229	13,277
Restricted cash - multi-family	5,919	6,518
Deferred costs, net	15,581	15,010
Deposits and escrows	14,484	12,875
Other assets	14,701	15,616
Real estate assets held for sale	23,869	23,859
Total Assets	$880,482	$835,879
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$596,204	$566,438
Junior subordinated notes	37,400	37,400
Other borrowings - including $8,000 to related party	14,001	—
Accounts payable and accrued liabilities	21,019	21,629
Deferred income	33,736	30,990
Mortgages payable held for sale	19,248	19,248
Total Liabilities	721,608	675,705

Commitments and contingencies	—	—
Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:	—	—
Authorized 10,000 shares, none issued
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,248 outstanding both periods	40,285	40,285
Additional paid-in capital	162,072	161,842
Accumulated other comprehensive (loss)	(38)	(58)
Accumulated deficit	(81,448)	(79,414)
Total BRT Realty Trust shareholders’ equity	120,871	122,655
Non-controlling interests	38,003	37,519
Total Equity	158,874	160,174
Total Liabilities and Equity	$880,482	$835,879
See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended December 31,

	2015	2014
Revenues:
Rental and other revenues from real estate properties	$22,935	$19,481
Other income	277	296
Total revenues	23,212	19,777
Expenses:
Real estate operating expenses - including $433 and $356 to related parties	11,506	10,409
Interest expense - including $24 and $0 to related party	6,928	6,201
Advisor’s fees, related party	693	584
Property acquisition costs - including $ 0 and $246 to related parties	57	295
General and administrative - including $26 and $58 to related parties	1,749	1,657
Depreciation	5,661	4,158
Total expenses	26,594	23,304
Total revenue less total expenses	(3,382)	(3,527)
Gain on sale of real estate	609	—
Net loss	(2,773)	(3,527)
Plus: net loss attributable to non-controlling interests	739	1,029
Net loss attributable to common shareholders	$(2,034)	$(2,498)

Basic and diluted per share amounts attributable to common shareholders:
Basic and diluted loss per share	$(0.14)	$(0.18)

Weighted average number of common shares outstanding:
Basic and diluted	14,101,056	14,243,173

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,

	2015	2014

Net loss	$(2,773)	$(3,527)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	20	(25)
Other comprehensive income (loss)	20	(25)
Comprehensive loss	(2,753)	(3,552)
Less: comprehensive loss attributable to non-controlling interests	736	1,033
Comprehensive loss attributable to common shareholders	$(2,017)	$(2,519)

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended December 31, 2015
(Unaudited)
(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2015	$40,285	$161,842	$(58)	$(79,414)	$37,519	$160,174
Compensation expense –restricted stock	—	230	—	—	—	230
Contributions from non-controlling interests	—	—	—	—	3,531	3,531
Distributions to non-controlling interests	—	—	—	—	(2,308)	(2,308)
Net loss	—	—	—	(2,034)	(739)	(2,773)
Other comprehensive income	—	—	20	—	—	20
Comprehensive loss	—	—	—	—	—	(2,753)
Balances, December 31, 2015	$40,285	$162,072	$(38)	$(81,448)	$38,003	$158,874

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,773)	$(3,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,351	4,908
Amortization of restricted stock	230	206
Gain on sale of real estate	(609)	—
Increases and decreases from changes in other assets and liabilities:
Change in straight-line rent	(62)	(100)
Decrease in interest and dividends receivable	—	17
Increase in prepaid expenses	(717)	(864)
Increase in prepaid interest	(48)	(23)
(Increase) decrease in deposits and escrows	(1,610)	2,324
Decrease in other assets	1,746	4,976
Increase in accounts payable and accrued liabilities	(591)	(269)
Other	—	8
Net cash provided by operating activities	1,917	7,656

Cash flows from investing activities:
Collections from real estate loans	—	2,000
Additions to real estate properties	(10,373)	(10,777)
Net costs capitalized to real estate properties	(15,398)	(17,227)
Net change in restricted cash - Newark	(1,952)	4,363
Net change in restricted cash - Multi Family	599	2,081
Purchase of non controlling interests	—	(3,886)
Proceeds from the sale of real estate properties	609	—
Net cash used in investing activities	(26,515)	(23,446)

Cash flows from financing activities:
Proceeds from mortgages payable	20,531	9,341
Increase in other borrowed funds	14,001	—
Mortgage principal payments	(6,818)	(584)
Increase in deferred borrowing costs	(1,262)	(2,346)
Capital contributions from non-controlling interests	3,531	292
Capital distribution to non-controlling interests	(2,308)	(650)
Proceeds from sale of New Market Tax Credits	2,746	—
Repurchase of shares of beneficial interest	—	(2,422)
Net cash provided by financing activities	30,421	3,631

Net increase (decrease) in cash and cash equivalents	5,823	(12,159)
Cash and cash equivalents at beginning of period	15,556	23,181
Cash and cash equivalents at end of period	$21,379	$11,022

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,221	$6,273
Taxes paid	$11	$14
Acquisition of real estate through assumption of debt	$16,051	$17,173
Real estate properties reclassified to assets held for sale	$—	$6,748
See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

Note 1 – Organization and Background

BRT Realty Trust (“BRT” or the “Trust”) is a business trust organized in Massachusetts. BRT owns, operates and develops (i) multi‑family properties and (ii) commercial and mixed-use real estate assets.
The multi‑family properties are generally acquired with venture partners in transactions in which the Trust contributes 80% of the equity. At December 31, 2015, the Trust owns 30 multi-family properties with 8,807 units located in 11 states.
BRT conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2015, and for the three months ended December 31, 2015 and 2014, reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 2015 and 2014, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of September 30, 2015, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.
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
The Trust’s consolidated joint ventures that own multi‑family properties, other than the joint venture which owns a multi-family property in Kennesaw, GA, were determined to be VIE’s because the voting rights of some equity investors are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. In addition, substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. It was determined that the Trust is the primary beneficiary of these joint ventures because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits that could potentially be significant to the VIE.
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

Note 3 ‑ Equity

Common Share Dividend Distribution

During the quarter ended December 31, 2015, the Trust did not declare a dividend on its shares.

Restricted Shares

The Trust’s 2012 Incentive Plan, approved by its shareholders in March 2012, permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares. In January 2016, the Trust granted 141,050 shares of restricted stock pursuant to this plan. As of December 31, 2015, 414,475 shares of unvested restricted stock are outstanding pursuant to this plan and 258,150 shares of unvested restricted stock are outstanding pursuant to the Trust’s 2009 equity incentive plan (the "Prior Plan"). No additional awards may be granted under the Prior Plan. All restricted shares vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation. For the three months ended December 31, 2015 and 2014, the Trust recorded $230,000 and $206,000, respectively, of compensation expense related to the amortization of unearned compensation. At December 31, 2015 and September 30, 2014, $1,955,000 and $2,184,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average vesting period is 2.1 years.

Per Share Data

Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common shareholders for the applicable period by the weighted average number of shares of beneficial interest outstanding during such period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that share in the earnings of the Trust. Diluted earnings (loss) per share is determined by dividing net income (loss) applicable to common shareholders for the applicable period by the weighted average number of shares of beneficial interest outstanding during such period plus the dilutive effect of the Trust's unvested restricted stock using the treasury stock method.
Basic and diluted shares outstanding for the three months ended December 31, 2015 and 2014, were 14,101,056 and 14,243,173, respectively.

Note 4 ‑ Real Estate Properties

A summary of real estate properties owned including a multi-family property held for sale is as follows (dollars in thousands):

	September 30, 2015 Balance	Additions	Capitalized Costs and Improvements	Depreciation	December 31, 2015 Balance
Multi-family	$605,040	$26,425	$8,767	$(4,958)	$635,274
Mixed use - Newark Joint Venture	141,441	—	6,631	(677)	147,395
Land - Daytona, FL	7,972	—	—	—	7,972
Shopping centers/Retail - Yonkers, NY	2,574	—	—	(26)	2,548
Total real estate properties	$757,027	$26,425	$15,398	$(5,661)	$793,189

Note 5 ‑ Acquisitions

Set forth below is information for the quarter ended December 31, 2015 regarding the Trusts' purchase of multi-family properties. The Trust has a 65% interest in the Charleston, SC venture and it wholly owns the La Grange, GA property.

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Property Acquisition Cost
Charleston, SC (a)	10/13/2015	271	$3,625	—	$6,558	—
La Grange, GA	11/18/2015	236	22,800	$16,051	6,824	$57
		507	$26,425	$16,051	$13,382	$57

___________________________________________________

(a) This acquisition of 41.5 acres of land was purchased for development.

The Charleston, SC purchase was accounted for as an asset acquisition and the La Grange, GA purchase was accounted for as a business combination. The purchase price for the La Grange purchase was allocated to the acquired assets and assumed liabilities based on management's estimate of the fair value of these acquired assets and assumed liabilities at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Trust expects to finalize the valuations and complete the purchase price allocations within one year from the date of the applicable acquisition.

The following table summarizes the preliminary allocations of the purchase prices of assets acquired and liabilities assumed during the three months ended December 31, 2015 (dollars in thousands):

Preliminary Purchase Price Allocation
Land	$5,905
Buildings and Improvements	20,520
Total Consideration	$26,425

Subsequent to December 31, 2015, the Trust purchased two multi-family properties. The Trust has a 75% interest in the venture that purchased the Katy, TX property and an 80% in the interest in the venture that purchased the Macon, GA property.

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Property Acquisition Cost
Katy, TX	1/22/2016	268	$40,250	$30,750	$8,150	$397
Macon, GA	2/1/2016	240	14,525	11,200	3,250	158
		508	$54,775	$41,950	$11,400	$555

Note 6 - Real Estate Property Held For Sale

At December 31, 2015, The Grove at Trinity Point property in Cordova, TN was held for sale. The property, which has a book value of $23,869,000, is under contract for sale. The Trust estimates it will recognize a gain on the sale of the property of approximately $6,800,000, of which approximately $2,700,000 will be allocated to the minority partner.
Note 7 - Restricted Cash
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

Note 8 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	December 31, 2015	September 30, 2015
Mortgages payable (a)	$596,204	$566,438
Junior subordinated notes	37,400	37,400
Other borrowings - including $8,000 to related party	14,001	—
Total debt obligations	$647,605	$603,838
_____________________________________
(a) Excludes mortgages payable held for sale of $19,248

Mortgages Payable

During the three months ended December 31, 2015, the Trust purchased a multi-family property and incurred the following debt (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Maturity Date
LaGrange, GA	11/15/15	$16,051	4.36%	Febraury 2022

During the three months ended December 31, 2015, the Trust obtained additional mortgage financing as set forth in the table below (dollars in thousands):

Location	Closing Date	Additional Mortgage Debt	Interest Rate	Maturity Date
Pensacola, FL	10/13/15	$3,194	4.92%	March 2022
Atlanta, GA	11/10/15	5,000	4.93%	July 2021
		$8,194

In the quarter ended December 31, 2015, the Newark Joint Venture refinanced mortgage debt of $5,508,000 with a 6% interest rate and maturing in 2030 with new mortgage debt of $7,054,000 with a 5.75% interest rate and maturing in January 2022. The new debt was obtained in connection with a $2,746,000 New Markets Tax Credit transaction. See Note 9 "Deferred Income (New Markets Tax Credit Transaction)".

Junior Subordinated Notes

At December 31, 2015 and September 30, 2015, the Trust's junior subordinated notes had an outstanding principal balance of $37,400,000. The interest rates on the outstanding notes are set forth in the table below:

Interest Period	Interest Rate
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	Libor + 2.00%

The junior subordinated notes require interest only payments through maturity, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for each of the three months ended December 31, 2015 and 2014 was $458,000. Amortization of the deferred costs, a component of interest expense, was $5,000 for each of the three months ended December 31, 2015 and 2014.

Other borrowings
On December 11, 2015, the Trust borrowed $8,000,000, on an unsecured basis, from Gould Investors L.P. , a related party. The note bears interest at 5.24% and matures on the earlier and to the extent of (i) May 10, 2016 and (ii) the receipt of proceeds from the sale of the Trust's equity interest in the Newark Joint Venture or the repayment of the Newark Joint Venture loan. At December 31, 2015, the principal amount of such loan, which is eliminated in consolidation, was $19,500,000.
In the quarter ended December 31, 2015, the Newark Joint Venture borrowed $6,001,000 pursuant to the EB-5 Immigrant Investor Program. These loans bear interest at a rate of 4.00% per annum and have stated terms of five years, subject to two one-year extension options.

Note 9 – Deferred Income (New Markets Tax Credit Transaction)

In connection with the Teachers Village project, on December 30, 2015, affiliates of US Bank contributed $2,746,000 on September 30, 2014, affiliates of JP Morgan Chase (“Chase”) contributed $5,100,000, and on September 12, 2012, and February 3, 2012, affiliates of Goldman Sachs (“ Goldman”) contributed $16,400,000 and $11,200,000, respectively, to special purpose subsidiaries of the Newark Joint Venture and these subsidiaries received the proceeds from the sale of New Markets Tax Credits (“NMTC”) for which the project qualified. US Bank, Chase and Goldman are entitled to receive tax credits against their qualified investments in the project over seven years commencing as of the dates of their respective contributions. At the end of the seven years, the Newark Joint Venture subsidiaries have the option to acquire the special purpose entities for a nominal fee.

Included in deferred income on the Trust's consolidated balance sheet at December 31, 2015 and September 30, 2015 are $33,736,000 and $30,990,000, respectively, of the US Bank, Chase and Goldman contributions, which are net of fees of the NMTC transactions and Newark Joint Venture financing transactions. These amounts will be recognized into income when the obligations to comply with the requirements of the NMTC program as set forth in the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), are eliminated. The failure of the Newark Joint Venture to comply with the requirements of the NMTC program may result in the reversal of the tax credit benefits and the related obligation of the Newark Joint Venture to indemnify the beneficiaries of such credits. The tax credits are subject to recapture for a seven year period as provided in the Code.

Costs incurred in structuring these transactions are deferred and will be recognized as an expense based on the maturities of the various mortgage financings, including the debt financing obtained by the Newark Joint Venture contemporaneously with the NMTC transactions. At December 31, 2015 and September 30, 2015, these costs totaled $9,800,000 and $9,700,000, respectively, and are included in deferred costs on the consolidated balance sheets.

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
Note 10 – Related Party Transactions

During the quarter ended December 31, 2015 and 2014, respectively, the Trust paid REIT Management, a related party, advisory fees pursuant to its Advisory Agreement of $693,000 and $584,000 respectively. The Advisory Agreement terminated effective December 31, 2015. In lieu thereof, the Trust will retain personnel, including related parties, to provide the services previously provided pursuant to such agreement. The aggregate fee in calendar 2016 for the provision of such services may not exceed $1,150,000.

Majestic Property Management Corp., a related party, provides management services to the Trust for certain properties owned by the Trust and joint ventures in which the Trust participates. These fees amounted to $11,000 and $9,000 for the three months ended December 31, 2015 and 2014, respectively.
The allocation of expenses for the shared facilities, personnel and other resources used by the Trust is computed in accordance with a shared services agreement by and among the Trust and related parties. Amounts paid pursuant to the agreement are included in general and administrative expenses on the consolidated statement of operations. During the quarter ended December 31, 2015 and 2014, the Trust paid Gould Investors L.P., $51,000 and $41,000, respectively, for services provided under the agreement.
Management of many of the Trust's multi-family properties is performed by the Trust's joint venture partners or their affiliates. In addition, the Trust may pay an acquisition fee to a joint venture partner in connection with a property purchased by such joint venture. Management and acquisition fees to these related parties for the quarter ended December 31, 2015 and 2014 amounted to $422,000 and $594,000, respectively.
On December 11, 2015, the Trust borrowed $8,000,000 from Gould Investors L.P. - see Note 8 “Debt Obligations - Other Borrowings”. Interest for the quarter ended December 31, 2015, at a rate of 5.24% , was $24,000.
In the fiscal year ended September 30, 2015, the Trust leased space from an affiliate of Gould Investors, L.P. The rent paid for the quarter ended December 31, 2014, was $38,000. Commencing with the quarter ended March 31, 2015, the building was sold and the Trust ceased paying rent to Gould Investors for such space.

Note 11 - Segment Reporting

Management determined that the Trust operates in two reportable segments: a multi-family property segment which includes the ownership, operation and developing of its multi-family properties; and an other real estate segment which includes the ownership, operation and developing of the its other real estate assets and, in particular, the Newark Joint Venture.

The following tables summarize our segment reporting for the periods indicated (dollars in thousands):

	Three months ended December 31, 2015
	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$21,082	$1,853	$22,935
Other income	—	277	277
Total revenues	21,082	2,130	23,212
Expenses:
Real estate operating expenses	10,023	1,483	11,506
Interest expense	5,459	1,469	6,928
Advisor’s fee, related party	594	99	693
Property acquisition costs	57	—	57
General and administrative	1,661	88	1,749
Depreciation	4,957	704	5,661
Total expenses	22,751	3,843	26,594

Total revenue less total expense	(1,669)	(1,713)	(3,382)
Gain on sale of real estate	—	609	609
Net loss	(1,669)	(1,104)	(2,773)
Plus: net (income) loss attributable to non-controlling interests	(199)	938	739
Net loss attributable to common shareholders	$(1,868)	$(166)	$(2,034)
Segment Assets at December 31, 2015	$689,231	$191,251	$880,482

Note 11- Segment Reporting - continued

	Three Months Ended December 31, 2014
	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$18,161	$1,320	$19,481
Other income	—	296	296
Total revenues	18,161	1,616	19,777
Expenses:
Real estate operating expenses	9,215	1,194	10,409
Interest expense	4,709	1,492	6,201
Advisor’s fees, related party	485	99	584
Property acquisition costs	295	—	295
General and administrative	1,557	100	1,657
Depreciation	3,502	656	4,158
Total expenses	19,763	3,541	23,304
Loss from continuing operations	(1,602)	(1,925)	(3,527)
Plus: net loss attributable to non-controlling interests	197	832	1,029
Net loss attributable to common shareholders	$(1,405)	$(1,093)	$(2,498)
Segment Assets at December 31, 2014	$580,309	$169,984	$750,293

Note 12 – Fair Value of Financial Instruments

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

Junior subordinated notes: At December 31, 2015 and September 30, 2015 the estimated fair value of the notes is lower than their carrying value by approximately $17,500,000 and $21,400,000 based on a market interest rate of 6.76% and 6.37%, respectively.

Mortgages payable: At December 31, 2015, the estimated fair value of the Trust’s mortgages payable is lower than their carrying value by approximately $2,826,000 assuming market interest rates between 2.06% and 14.25% and at September 30, 2015, the estimated fair value of the Trust's mortgages paya ble was greater than their carrying value by approximately $890,000 assuming market interest rates between 1.99% and 15.00%. Market interest rates were determined using rates which the Trust believes reflects institutional lender yield requirements.

Other borrowed funds: At December 31, 2015, the estimated fair value of the Trust's other borrowed funds were equal to their carrying value assuming market interest rates of between 4% and 5.24%. Market interest rates were determined using rates which the Trust believes reflects institiutional yield requirements.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

The Trust’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs. The Trust does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Trust’s financial liabilities measured at fair value as of December 31, 2015 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Liabilities:
Interest rate swap	$38	—	$38

Derivative financial instrument: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At December 31, 2015, this derivative is included in other accounts payable and accrued liabilities on the consolidated balance sheet.

Although the Trust has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of December 31, 2015, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 13 – Derivative Financial Instruments

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

The effective portion of changes in the fair value of derivatives, designated and that qualify as cash flow hedges, is recorded in accumulated other comprehensive (income) loss on our consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Trust's variable-rate debt.
As of December 31, 2015, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity
Interest rate swap	$1,641	5.25%	April 1, 2022

The table below presents the fair value of the Trust’s derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
December 31, 2015		September 30, 2015
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Accounts payable and accrued liabilities	$38	Accounts payable and accrued liabilities	$58

As of December 31, 2015, the Trust did not have any derivative instruments that were considered to be ineffective and does not use derivative instruments for trading or speculative purposes.

The following table presents the effect of the Trust’s interest rate swap on the consolidated statements of comprehensive loss for the dates indicated (dollars in thousands):

	Three Months Ended December 31,
	2015	2014
Amount of gain recognized on derivative in Other Comprehensive Loss	$12	$31
Amount of loss reclassified from Accumulated Other Comprehensive Loss into Interest Expense	$(8)	$(9)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three months ended December 31, 2015 and December 31, 2014. During the twelve months ending September 30, 2016, the Trust estimates an additional $23,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

Credit-risk-related Contingent Features

The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

As of December 31, 2015, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $42,000. As of December 31, 2015, the Trust has not posted any collateral related to this agreement. If the Trust had been in breach of this agreement at December 31, 2015, it could have been required to settle its obligations thereunder at its termination value of $42,000.

Note 14 – New Accounting Pronouncements

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

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2015 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions or variations thereof. Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015.

Overview

We are a real estate investment trust, also known as a REIT, engaged in two principal business activities - the ownership, operation and development of (i) multi‑family properties and (ii) commercial and mixed use and other real estate assets. Effective as of January 1, 2016, we are an internally managed REIT.

Our multi‑family property activities involve the ownership, operation and development, primarily through joint ventures in which we typically have an 80% equity interest, of such properties. At December 31, 2015, we own 30 multi‑family properties located in 11 states with an aggregate of 8,807 units (including 631 units at two development properties, one of which is in the lease up stage). Occupancy at December 31, 2015, excluding the units at the development properties, is 93.9%.
We own, operate and develop various other real estate assets, the most significant of which are properties (including development properties) located in Newark, New Jersey. Since 2012, the joint venture that owns the Newark assets has obtained, through three financing phases, an aggregate of $99.1 million in debt financing and an aggregate of $31.4 million in New Markets Tax Credit proceeds to fund the construction of six buildings with an aggregate of 153,432 square feet of commercial space and 204 residential units. To date, four buildings have been completed, a fifth building is 50% complete (and the completed residential units are all occupied), and is expected to be completed in April 2016, and the sixth building is under construction and is expected to be completed by July 2016. At December 31, 2015, the net book value of the real property included in these other real estate assets was $157.9 million, including $147.4 million related to our Newark, New Jersey activities. See "-Other Developments" for information regarding the possible (i) sale by BRT of its equity interest in the Newark Joint Venture and (ii) repayment over time of $19.5 million in principal amount of secured mortgage debt owed to BRT which is eliminated in consolidation.
Net loss attributable to common shareholders decreased in the three months ended December 31, 2015 by $464,000 to a loss of $2.0 million from a loss of $2.5 million in the three months ended December 31, 2014. The decrease in the loss is primarily due to gain on the sale of a coop apartment unit located in Manhattan, New York.

Other Developments

BRT continues to negotiate the sale of all or substantially all of its equity interest in the Newark Joint Venture, which we refer to as the Equity Sale, and anticipates that it will recognize a gain if this transaction is consummated. In addition, the Newark Joint Venture is discussing with an institutional lender the repayment over time, which we refer to as the Repayment Transaction, of the $19.5 million in principal amount of secured mortgage debt owed to BRT eliminated in consolidation. If the Equity Sale is consummated, BRT will no longer be engaged in funding the capital resource and liquidity requirements of the Newark Joint Venture. We can provide no assurance that the Equity Sale or Repayment Transaction will be consummated or if consummated, that such transactions will be consummated on terms favorable to BRT.

During the three months ended December 31, 2015, we acquired two multi-family properties with an aggregate of 507 units (including a development project that contemplates constructing 271 units) for $26.4 million, including mortgage debt on the operating property of $16.1 million. See Note 5 - "Acquisitions".

On December 11, 2015, we borrowed $8 million from Gould Investors, a related party. Such loan matures on the earlier, and to the extent, of (a) six months from the date of funding and (b) the receipt of proceeds from the Equity Sale and/or the Repayment Transaction. This loan bears interest at 5.24% per year.

During the quarter ended December 31, 2015, the Newark Joint Venture borrowed $6 million pursuant to the EB-5 Immigrant Investor Program, which we refer to as the EB-5 Program. These loans bear interest at a rate of 4.00% per annum and have stated terms of five years, subject to two one-year extensions options. The Newark Joint Venture estimates that it will be able to borrow up to an additional $3.5 million from this program, though no assurance can be given the it will be successful in this regard.

On January 22, 2016, we, through a joint venture in which we have a 75% interest, acquired a 268 unit multi-family property located in Katy, TX for $40.3 million, inclusive of $30.8 million of mortgage debt obtained in connection with the acquisition. The mortgage matures in 2026 and bears an interest rate of 4.44%.We estimate that this property will generate $ 2.7 million of revenues in fiscal 2016 and incur estimated operating expenses of $3.1 million (including estimated interest expense and depreciation of $1.0 million and $800,000, respectively) in such period.

On February 1, 2016, we, through a joint venture in which we have an 80% interest, acquired a 240 unit multi-family property located in Macon, GA, for $14.5 million, inclusive of $11.2 million of mortgage debt obtained in connection with the acquisition. The mortgage debt matures in 2026 and bears an interest rate of 4.39%. We estimate that this property will generate $1.3 million of revenues in  fiscal 2016 and incur estimated operating expenses of $1.2 million (including estimated  interest expense and depreciation of $328,000 and $291,000, respectively) in such period.

We anticipate that a temporary certificate of occupancy will be issued by mid February 2016 for the remaining 123 units under development at the Southridge development property.We commenced leasing the completed units in April 2015 and approximately 50% of the total number of units contemplated at this property are currently leased.

Results of Operations – Three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands):	2015	2014	Increase	% Change
Rental and other revenues from real estate properties	$22,935	$19,481	$3,454	17.7%
Other income	277	296	(19)	(6.4)%
Total revenues	$23,212	$19,777	$3,435	17.4%

Rental and other revenues from real estate properties.

The increase is due primarily to:

•	$3.1 million from four multi-family properties acquired in the twelve months ended December 31, 2015,

•	$953,000 from the operations of same store properties (i.e., properties owned during all of the three months ended December 31, 2015 and 2014) , due primarily to a net increase in rental rates at many of our multi-family properties,

•	$698,000 from the inclusion, for a full quarter, of a multi-family property acquired in the three months ended December 31, 2014,

•	$474,000 from the Southridge development property which began lease up activities in April 2015, and

•	$533,000 from the Newark Joint Venture, due to the commencement of occupancy at residential units completed from October through December 2015.

Included in the three months ended December 31, 2014 is $2.3 million of rental revenue from three properties sold in fiscal 2015.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands)	2015	2014	Increase (Decrease)	% Change
Real estate operating expenses	$11,506	$10,409	$1,097	10.5%
Interest expense	6,928	6,201	727	11.7%
Advisor’s fees, related party	693	584	109	18.7%
Property acquisition costs	57	295	(238)	(80.7)%
General and administrative	1,749	1,657	92	5.6%
Depreciation	5,661	4,158	1,503	36.1%
Total expenses	$26,594	$23,304	$3,290	14.1%

Real estate operating expenses.

The increase is due primarily to:

•	$1.5 million from five multi-family properties acquired in the twelve months ended December 31, 2015,

•	$397,000 resulting primarily from the commencement of operations at Teachers Village buildings completed from October through December 2015,

•	$359,000 from the inclusion, for the full quarter, of a multi-family property acquired in the three months ended December 2014, and

•	$195,000 of operating expenses at the Southridge development property which commenced operations.

Included in the three months ended December 31, 2014 are expenses of $1.3 million relating to three properties sold in fiscal 2015.

Interest expense.

The increase is due primarily to:

•	$906,000 is due to the mortgages on the five multi-family properties acquired in the twelve months ended December 31, 2015,

•	$206,000 from four same stores properties that obtained supplemental debt,

•	$201,000 from the inclusion, for the full quarter, of the interest from a multi-family property acquired in the three months ended December 31, 2014.

Included in the three months ended December 31, 2014 is $545,000 of interest from three properties sold in fiscal 2015. Capitalized interest at the Newark Joint Venture was $713,000 and $563,000 for the three months ended December 31, 2015 and 2014, respectively.

Advisor’s fees, related party. The fee is calculated based on invested assets which increased primarily due to the purchase, since July 2015, of five multi-family properties, and improvements made at same store properties. The advisory agreement terminated effective December 31, 2015. The services previously provided pursuant to the advisory agreement will be provided by personnel, including related parties, at a cost per quarter of $287,500. These costs will be included in general and administrative expense beginning the quarter ending March 31, 2016. We estimate that we will realize savings of approximately $1 million in fiscal 2016 from the termination of the advisory agreement.

Property acquisition costs. These costs decreased due to reduced acquisition activity.

Depreciation. The increase is due to:

•	$1 million from the five multi-family properties acquired during the twelve moths ended December 31, 2015,

•	$406,000 from the finalization of purchase price allocations with respect to properties acquired in the 12 months ended December 31, 2015.

•	$336,000 due to additions to properties at our Newark ($176,000) and Southridge($160,000) development projects,

•	$259,000 from the inclusion, for the full quarter, of depreciation from a property acquired in the three months ended December 31, 2014,

Included in the 2014 period is $511,000 of depreciation from properties sold in fiscal 2015.

Liquidity and Capital Resources
We require funds to acquire properties, repay borrowings and pay operating expenses. In 2015, our primary sources of capital and liquidity were the operations of, and distributions from, our multi-family properties, our available cash (including restricted cash), mortgage debt financing and our share of proceeds from the sale of three of multi-family properties. Our available cash (including restricted cash) at December 31, 2015 and February 2, 2016, is approximately $42.4 million and $30.6 million, respectively.
BRT's primary sources of liquidity and capital resources for 2016 are available cash and funds from multi-family property operations. Other potential liquidity and capital resources for 2016 include the Equity Sale, the Repayment Transaction and the sale of multi-family properties. The Newark Joint Venture anticipates that its general operating requirements will be funded from operations and to the extent of any shortfall, capital contributions from the members of the venture, and that its capital expenditure requirements (including retail build out, cost overruns and construction of the sixth building) will be funded as described under "-Newark Joint Venture-Capital Expenditures" and by up to $3.5 million of additional borrowings from the EB-5 Program.
We believe that available cash and distributions from multi-family properties will provide us with sufficient funds to meet our operating expenses in 2016 and 2017 and to fund any capital contributions required by the general operations of Newark Joint Venture. Our ability to acquire additional multi-family properties is limited by our available cash, the availability of mortgage debt and, if completed, funds from the Equity Sale and Repayment Transaction. We can provide no assurance that the Equity Sale and Repayment Transaction will be completed, and if completed, $8 million of the proceeds from such transactions are to be used to repay the loan from Gould Investors. We believe, though there is uncertainty, that the Newark Joint Venture has sufficient access to capital resources, as described under "-Newark Joint Venture", to complete the sixth building, scheduled to be completed in July 2016, which we refer to as Phase III, and address the cost overruns and retail build out associated with Phase II (i.e. three buildings, one completed in August 2014, the second completed in December 2015 and the third scheduled to be completed in April 2016, all which require retail build out).

Multi-Family Properties
We anticipate that the operating expenses will be funded from cash generated from the operations of these properties and that the debt service payable through 2017 will be funded from the cash generated from operations of these properties and, if needed, supplemental financings. The mortgage debt with respect to these properties generally is non-recourse to us and our subsidiary holding our interest in the applicable joint venture. At December 31, 2015, approximately $5.9 million of restricted cash is available to fund improvements to these properties.
We anticipate that the construction and other costs associated with the Greenville and N. Charleston, SC development projects will be funded by capital previously contributed by our joint venture partner and us and in-place construction financing of up to $38.6 million for the Greenville project and $30.3 million for the N. Charleston project. As of December 31, 2015, $32.9 million has been drawn on the Greenville facility and nothing has been drawn against the N. Charleston project.
Newark Joint Venture
The Newark Joint Venture's capital resource and liquidity requirements through December 31, 2017 are primarily operating expenses in excess of rental income, debt service associated with the Teachers Village project and construction and other costs related to this project.

Operating Expenses

The Newark Joint Venture anticipates that the debt service (including principal and sinking fund payments) and operating expenses of approximately $20 million payable through December 2017 for the Teachers Village project will be funded by an aggregate of approximately (i) $10.6 million from an interest reserve, tax credit proceeds and the US Treasury interest subsidy on the qualified school construction bonds (collectively the "Reserve"), and (ii) $7.5 million from revenues of the currently completed buildings. The Newark Joint Venture believes that this approximate $2 million shortfall can be funded through leasing of substantially all of the residential units and at least 70% of the vacant (and/or to be built) commercial space units at the Phase II and III buildings-however, there is uncertainty as to whether this leasing activity can be completed on a timely basis, due , among other things, to the need, as described below, to obtain additional capital resources to fund change orders and the build out of retail space at the Phase II buildings, the timing of the receipt of such additional capital resources, the ability to complete the build out of the retail space and obtain tenants for the Phase II buildings on a timely basis, the ability of retail tenants to obtain third party financing to complete on a timely basis tenant work at the Phase II buildings and the ability to complete and lease the Phase III building on a timely basis. Additional financing from third parties and/or capital contributions from the members of the Newark Joint Venture (of which we are a 50.1% member), may be required if the Reserve, and funds generated from operations are insufficient to satisfy debt service and operating expenses. No assurance can be given that sufficient funds will be generated, provided or contributed to fund the debt service and operating expenses of the project.

Capital Expenditures

    The Newark Joint Venture estimates that it will require approximately $25 million to $28 million to complete the Teachers Village project (i.e., the cost overruns and retail build out required with respect to Phase II and the costs associated with Phase III). It is anticipated that these capital expenditures will be funded in part by the (i) $11.7 million (of $15.2 million) restricted cash- Newark reflected on our consolidated balance sheet, (ii) an aggregate of approximately $6.8 million from tax credit proceeds and committed but unfunded loans (which are not reflected on our consolidated balance sheet), and (iii) additional proceeds from the EB-5 program. The venture expects that the foregoing sums will be released or funded, as the case may be, from time to time upon satisfaction of specified conditions (including budgeting, construction and permitting related conditions). The estimated additional $6.5 million to $9.5 million required over approximately the next nine months to complete this project will require additional equity investments and/or debt financing from third parties or the members of the Newark Joint Venture. Although discussions have taken place with lenders and members of the venture with respect to the additional funds required, there have been no commitments by any such party to provide the funding. Failure to obtain such funds and complete the project will have a material adverse effect on the Newark Joint Venture and BRT.

Statements of Cash Flows
As of December 31, 2015 and 2014, we had cash and cash equivalents of $21.4 million and $11.0 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the three months ended December 31,
	2015	2014
Cash flow from operating activities	$1,917	$7,656
Cash flow used in investing activities	(26,515)	(23,446)
Cash flow from financing activities	30,421	3,631
Net change in cash and cash equivalents	5,823	(12,159)
Cash and cash equivalents a beginning of year	15,556	23,181
Cash and cash equivalents at end of year	$21,379	$11,022

The decrease in cash flow provided by operating activities in 2015 is due primarily to the inclusion in 2014 of a receivable from the September 2014 Newark Joint Venture financing and an increase in deposits and escrow balances in the current period versus a decrease in these balances in the prior period. The increase in the current period is due to increased balances due to additional property purchases. The decline in the prior period is due to the payment of real estate taxes.
The increase in cash flow used in investing activities in 2015 is due primarily to the changes in our restricted cash balances at our Newark Joint Venture and a change in non-controlling interest due to the purchase of our partners' interests in fiscal 2015.
The increase in cash flow from financing activities in 2015 is due primarily to increased mortgage borrowing activity due to the purchase of two properties and increased other borrowings from the EB-5 program and a related party. See Note 8 - "Debt Obligations".
Cash Distribution Policy

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

Funds from Operations; Adjusted Funds from Operations - cont'd

The table below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	Three Months Ended December 31,
	2015	2014
GAAP Net loss attributable to common shareholders	$(2,034)	$(2,498)
Add: depreciation of properties	5,661	4,154
Add: our share of depreciation in unconsolidated joint ventures	5	5
Add: amortization of deferred leasing costs	14	3
Deduct: gain on sale of real estate	(609)	—
Adjustments for non-controlling interests	(1,385)	(1,092)
NAREIT Funds from operations attributable to common shareholders	1,652	572

Adjustments for: straight line rent accruals	(62)	(100)
Add: restricted stock expense	230	206
Add: amortization of deferred mortgage costs	685	745
Adjustments for non-controlling interests	(239)	(260)
Adjusted funds from operations attributable to common shareholders	$2,266	$1,163

Funds from Operations; Adjusted Funds from Operations - cont'd
The table below provides a reconciliation of net loss per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO:

	Three Months Ended December 31,
	2015	2014
GAAP Net loss attributable to common shareholders	$(0.14)	(0.18)
Add: depreciation of properties	0.40	0.29
Add: our share of depreciation in unconsolidated joint ventures	—	—
Add: amortization of deferred leasing costs	—	—
Deduct: gain on sale of real estate	(0.04)	—
Adjustment for non-controlling interests	(0.10)	(0.07)
NAREIT Funds from operations attributable to common shareholders	0.12	0.04

Adjustments for: straight line rent accruals	—	—
Add: restricted stock expense	0.02	0.01
Add: amortization of deferred mortgage costs	0.05	0.05
Adjustments for non-controlling interests	(0.02)	(0.02)
Adjusted funds from operations attributable to common shareholders	$0.17	$0.08

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than three mortgages, one of which is subject to an interest rate swap agreement . With respect to the remaining two variable rate mortgages, an increase of 100 basis points in interest rates would have a negative annual effect of $553,000 on net income (loss) and a decrease of 100 basis points would have a positive annual effect of $298,000 on net income (loss).

As of December 31, 2015, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At December 31, 2015, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on the derivative instrument would have decreased by approximately $73,000 and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have increased by approximately $76,000. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at a fixed rate of 4.9% per year through April 2016 and thereafter, bear interest at the rate of three month LIBOR plus 200 basis points.Assuming that interest rates on such debt at the time it becomes floating is 2.33% per annum (the rate that would be in effect if such interest was determined as of December 31, 2015), a 100 basis point increase would have a negative effect of $374,000 and a 100 basis point decrease in such floating rate would have a positive effect of $124,000. In either event, the interest expense on these notes would be less than the current expense.

As of December 31, 2015, based on the number of residential units in each state, 18% of our properties are located in Georgia,16% in Texas, 14% in Tennessee, 13% in Florida, 10% in South Carolina and the remaining 29% in six other states and we are therefore subject to risks associated with the economics in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Trustees has authorized us to repurchase up to $4 million of our common shares through September 30, 2017. At December 31, 2015, $1.6 million of such authorization remains available.

Item 5.    Other Information.

See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Developments" for information regarding the Equity Sale, Repayment Transaction, and the acquisition of two multi-family properties subsequent to December 31, 2015.

Item 6. Exhibits

Exhibit No.	Title of Exhibits
10.1	Note dated December 11, 2015 in face amount of $8 million payable to the order of Gould Investors L.P.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST
(Registrant)

February 9, 2016	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

February 9, 2016	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)