Form 10-Q
period 2016-03-31
BRT REALTY TRUST
filed 2016-05-10
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

13,914,274 Shares of Beneficial Interest,
$3 par value, outstanding on May 5, 2016

BRT REALTY TRUST AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2016 (Unaudited)	September 30, 2015
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $37,767 and $40,640	$637,244	$591,727

Real estate loan	19,500	—
Cash and cash equivalents	34,792	15,556
Restricted cash - multi-family	6,988	6,518
Deferred costs, net	6,040	5,327
Deposits and escrows	9,840	12,782
Other assets	6,352	6,882
Assets of discontinued operations	—	173,228
Real estate asset held for sale	32,219	23,859
Total Assets	$752,975	$835,879
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$495,136	$456,064
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	14,310	14,780
Liabilities of discontinued operations	—	148,213
Mortgage payable held for sale	26,400	19,248
Total Liabilities	573,246	675,705

Commitments and contingencies
Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,306 and13,428 issued	39,919	40,285
Additional paid-in capital	161,041	161,842
Accumulated other comprehensive loss	(72)	(58)
Accumulated deficit	(56,512)	(79,414)
Total BRT Realty Trust shareholders’ equity	144,376	122,655
Non-controlling interests	35,353	37,519
Total Equity	179,729	160,174
Total Liabilities and Equity	$752,975	$835,879
See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,		Six Months Ended March 31,

	2016	2015	2016	2015
Revenues:
Rental and other revenues from real estate properties	$22,831	$19,098	$44,229	$37,597
Other income	2,026	25	2,033	52
Total revenues	24,857	19,123	46,262	37,649
Expenses:
Real estate operating expenses - including $372 and $369 to related parties for the three months ended and $804 and $725 for the six months ended	10,935	9,215	21,108	18,580
Interest expense - including $62 and $- to related party for the three months ended and $86 and $- for the six months ended	6,049	4,738	11,580	9,499
Advisor’s fees, related party	—	605	693	1,189
Property acquisition costs - including $439 and $- to related parties for the three months ended and $439 and $276 for the six months ended	953	—	1,010	295
General and administrative - including $60 and $69 to related party for the three months ended and $87 and $127 for the six months ended	2,280	1,736	4,029	3,393
Depreciation	5,632	4,544	10,616	8,202
Total expenses	25,849	20,838	49,036	41,158
Total revenue less total expenses	(992)	(1,715)	(2,774)	(3,509)
Gain on sale of real estate	24,226	2,777	24,835	2,777
Loss on extinguishment of debt	(2,668)	—	(2,668)	—
Income from continuing operations	20,566	1,062	19,393	(732)
Discontinued operations:
Loss from discontinued operations	(1,188)	(1,448)	(2,788)	(3,181)
Gain on sale of partnership interest	15,467	—	15,467	—
Discontinued operations	14,279	(1,448)	12,679	(3,181)
Net income (loss)	34,845	(386)	32,072	(3,913)
Plus: net (income) loss attributable to non-controlling interests	(9,909)	(362)	(9,170)	667
Net income (loss) attributable to common shareholders	$24,936	$(748)	$22,902	$(3,246)

Basic and diluted per share amounts attributable to common shareholders:
Income (loss) from continuing operations	$0.75	$0.05	$0.72	$(0.01)
Income (loss) from discontinued operations	1.01	(0.10)	0.90	(0.22)
Basic and diluted earnings (loss) per share	$1.76	$(0.05)	$1.62	$(0.23)

Amounts attributable to BRT Realty Trust:
Income (loss) from continuing operations	$9,957	$(174)	$8,564	$(2,188)
Income (loss) from discontinued operations	14,979	(574)	14,338	(1,058)
Net Income (loss)	$24,936	$(748)	$22,902	$(3,246)

Weighted average number of common shares outstanding:
Basic and diluted	14,132,235	14,086,761	14,116,560	14,165,826
See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,

	2016	2015	2016	2015
Net income (loss)	$34,845	$(386)	32,072	(3,913)
Other comprehensive loss:
Unrealized loss on derivative instruments	(34)	(23)	(14)	(48)
Other comprehensive loss	(34)	(23)	(14)	(48)
Comprehensive income (loss)	34,811	(409)	32,058	(3,961)
Less: comprehensive income (loss) attributable to non-controlling interests	9,904	359	9,168	(667)
Comprehensive income (loss) attributable to common shareholders	$24,907	$(768)	$22,890	$(3,294)

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Six Months Ended March 31, 2016
(Unaudited)
(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2015	$40,285	$161,842	$(58)	$(79,414)	$37,519	$160,174
Restricted stock vesting	390	(390)	—	—	—	—
Compensation expense –restricted stock	—	418	—	—	—	418
Contributions from non-controlling interests	—	—	—	—	10,964	10,964
Distributions to non-controlling interests	—	—	—	—	(21,013)	(21,013)
Deconsolidation of joint venture upon sale					(1,287)	(1,287)
Shares repurchased - 252,000 shares	(756)	(829)	—	—	—	(1,585)
Net income	—	—	—	22,902	9,170	32,072
Other comprehensive loss	—	—	(14)	—	—	(14)
Comprehensive income	—	—	—	—	—	32,058
Balances, March 31, 2016	$39,919	$161,041	$(72)	$(56,512)	$35,353	$179,729

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$32,072	$(3,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,943	10,492
Amortization of restricted stock	418	444
Gain on sale of real estate	(24,835)	(2,777)
Gain on sale of partnership interest	(15,467)	—
Loss on extinguishment of debt	2,668	—
Effect of deconsolidation of non-controlling interest	(1,687)	—
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in interest and dividends receivable	(2,040)	17
Increase in prepaid expenses	(86)	(1,503)
Increase in prepaid interest	—	598
Decrease in deposits and escrows	3,035	3,285
Decrease in other assets	2,566	4,390
Increase in accounts payable and accrued liabilities	(89)	4,248
Net cash provided by operating activities	9,498	15,281

Cash flows from investing activities:
Collections from real estate loans	—	2,000
Additions to real estate properties	(100,148)	(10,777)
Net costs capitalized to real estate properties	(25,244)	(35,307)
Net change in restricted cash - Newark	(1,952)	6,162
Net change in restricted cash - Multi Family	(470)	2,774
Purchase of non controlling interests	—	(3,886)
Proceeds from the sale of real estate properties	94,602	9,605
Proceeds from the sale of joint venture interest	16,870	—
Net cash used in investing activities	(16,342)	(29,429)

Cash flows from financing activities:
Proceeds from mortgages payable	96,527	24,549
Increase in other borrowed funds	6,001	—
Mortgage payoffs	(60,552)	(6,233)
Mortgage amortization	(2,591)	(1,376)
Loss on extinguishment of debt	(2,668)	0
Increase in deferred borrowing costs	(1,750)	(2,465)
Capital contributions from non-controlling interests	10,964	292
Capital distribution to non-controlling interests	(21,013)	(3,367)
Proceeds from sale of New Market Tax Credits	2,746	—
Repurchase of shares of beneficial interest	(1,584)	(2,422)
Net cash provided by financing activities	26,080	8,978

Net increase (decrease) in cash and cash equivalents	19,236	(5,170)
Cash and cash equivalents at beginning of period	15,556	23,181
Cash and cash equivalents at end of period	$34,792	$18,011

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,181	$12,230
Taxes paid	$536	$21
Acquisition of real estate through assumption of debt	$16,051	$17,173
Real estate properties reclassified to assets held for sale	$32,219	$—
See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2016

Note 1 – Organization and Background

BRT Realty Trust (“BRT” or the “Trust”) is a business trust organized in Massachusetts. BRT owns, operates and develops multi‑family properties and owns and operates other assets, including real estate and a real estate loan.
The multi‑family properties are generally acquired with venture partners in transactions in which the Trust generally contributes 65% to 80% of the equity. At March 31, 2016, the Trust owns 31 multi-family properties with 8,793 units located in 12 states.
BRT conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2016, and for the three and six months ended March 31, 2016 and 2015, reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended March 31, 2016 and 2015, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of September 30, 2015, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.
The consolidated financial statements include the accounts and operations of BRT Realty Trust, its wholly owned subsidiaries, and its majority owned or controlled real estate entities and its interests in variable interest entities ("VIE's") in which the Trust is determined to be the primary beneficiary. Material inter-company balances and transactions have been eliminated.
The Trust’s consolidated joint ventures that own multi‑family properties, were determined to be VIE’s because the voting rights of some equity investors are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. In addition, substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. It was determined that the Trust is the primary beneficiary of these joint ventures because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits that could potentially be significant to the VIE.
The distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro-rata to the equity interest each partner has in the applicable venture.
Certain items on the consolidated financial statements for the prior fiscal periods have been reclassified to conform with the current year's presentation, including the reclassification of balance sheet and revenue and expense items related to the Newark Joint Venture which are now reported as discontinued operations.
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Note 3 ‑ Equity

Common Share Dividend Distribution

During the quarter ended March 31, 2016, the Trust did not declare a dividend on its shares.

Restricted Shares

The Trust's Amended and Restated 2016 Incentive Plan (the "Plan") permits the Trust to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares. The Plan also allows for the grant of cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of March 31, 2016, no shares have been granted under this plan. In January 2016, the Trust granted 141,050 shares of restricted stock pursuant to the 2012 Incentive Plan (the "2012 Plan"). As of March 31, 2016, 667,025 shares of unvested restricted stock are outstanding pursuant to the 2012 Plan and the 2009 Incentive Plan ( collectively the "Prior Plans"). No additional awards may be granted under the Prior Plans. All restricted shares vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation. For the three months ended March 31, 2016 and 2015, the Trust recorded $188,000 and $206,000, respectively, of compensation expense related to the amortization of unearned compensation. For the six months ended March 31, 2016 and 2015, the Trust recorded $418,000 and $444,000, respectively of compensation expense related to the amortization of unearned compensation. At March 31, 2016 and September 30, 2015, $2,532,000 and $2,184,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods. The weighted average vesting period is 2.8 years.
Share Buyback
In February 2016, the Trust purchased 252,000 shares of beneficial interest at the market price of $6.26 for a total, including commission, of $1,584,000 under the existing share repurchase authorization. On March 11, 2016, the Board of Trustees approved a new share repurchase program authorizing the Trust repurchase up to $5,000,000 of shares of beneficial interest through September 30, 2017. On April 27, 2016, the Trust purchased 59,232 shares of beneficial interest at the market price of $7.10 for a total of $421,000.
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
Basic and diluted shares outstanding for the three months ended March 31, 2016 and 2015, were 14,132,235 and 14,086,761, respectively, and for the six months ended March 31, 2016 and 2015 were 14,116,560 and 14,165,826, respectively.

Note 4 ‑ Real Estate Properties

A summary of real estate properties owned ( including properties held for sale) is as follows (dollars in thousands):

	September 30, 2015 Balance	Additions	Capitalized Costs and Improvements	Depreciation	Sales	March 31, 2016 Balance
Multi-family	$605,040	$116,200	$18,059	$(10,562)	$(69,767)	$658,970
Land - Daytona, FL	7,972	—	1	—	—	7,973
Shopping centers/Retail - Yonkers, NY	2,574	—	—	(54)	—	2,520
Total real estate properties	$615,586	$116,200	$18,060	$(10,616)	$(69,767)	$669,463

The following table summarizes the preliminary allocations of the purchase prices of assets acquired and liabilities assumed during the three months ended March 31, 2016 (dollars in thousands):

Preliminary Purchase Price Allocation
Land	$14,508
Buildings and Improvements	101,692
Total Consideration	$116,200

The preliminary measurements of fair value reflected above are subject to change. The Trust expects to finalize the valuations and complete the purchase price allocations within one year from the date of the applicable acquisition.

The following table summarizes the preliminary allocations of the purchase price of properties at the time of purchase and the finalized allocation of the purchase price, as adjusted, as of March 31, 2016 (dollars in thousands):

	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation
Land	$9,553	$(3,598)	$5,955
Building and Improvements	91,922	3,129	95,051
Acquisition-related intangible assets (in acquired lease intangibles, net)	—	469	469
Total Consideration	$101,475	$—	$101,475

Note 5 ‑ Acquisitions and Dispositions

Property Acquisitions

The table below provides information for the six months ended March 31, 2016 regarding the Trust's purchases of multi-family properties (dollars in thousands).

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Property Acquisition Cost
N. Charleston, SC (a)	10/13/2015	271	$3,625	—	$6,558	65%	—
La Grange, GA	11/18/2015	236	22,800	$16,051	6,824	100%	$57
Katy, TX	1/22/2016	268	40,250	30,750	8,150	75%	382
Macon, GA	2/1/2016	240	14,525	11,200	3,250	80%	158
Southaven, MS	2/29/2016	392	35,000	28,000	5,856	60%	413
		1,407	$116,200	$86,001	$30,638		$1,010

___________________________________________________

(a) This acquisition of 41.5 acres of land was purchased for development. The initial equity includes funds contributed in connection with the commencement of construction. Acquisition costs related to this development have been capitalized.

The North Charleston, SC purchase was accounted for as an asset acquisition and the other purchases were accounted for as business combinations. The purchase price for the business combinations is allocated to the acquired assets and assumed liabilities based on management's estimate of the fair value of these acquired assets and assumed liabilities at the dates of acquisition.

On May 6, 2016, the Trust, through a joint venture, purchased a multi-family property located in San Antonio, TX, for $35,150,000, including $26,400,000 of mortgage debt obtained in connection with the acquisition. The Trust contributed equity of $6,858,000 for its 65% interest.

Property Dispositions

The following table is a summary of the real estate properties disposed of by the Trust in the six months ended March 31, 2016 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
New York, NY	10/1/2015	1	$652	$609	—
Cordova, TN	3/2/2016	464	31,100	6,764	$2,195
Kennesaw, GA	3/15/2016	450	64,000	17,462	10,037
		915	$95,752	$24,835	$12,232

Note 6 –Discontinued Operations

On February 23, 2016, the Trust sold, through subsidiaries which owned such interests, its equity interests in RBH - TRB Newark Holdings, LLC, (the "Newark Joint Venture"), to RBH Partners III, LLC, for $16,900,000. The buyer is an affiliate of the Trust's former partners in the Newark Joint Venture. The Trust recognized a gain of $15,467,000 in connection with this sale. In addition, the Trust (i) may be paid up to an additional $900,000 by the newly formed parent of the Newark Joint Venture (“Holdco”) upon the achievement of specified investment returns, development of certain properties, realization of specified cost savings and any one or more of the foregoing and (ii) has been granted a nominal profit participation interest in Holdco.
Other than the agreement of the Trust's subsidiary to provide an indemnity with respect to up to $2,800,000 of obligations related to the venture, neither the Trust nor its subsidiaries have any guaranty, indemnity or similar obligations with respect to the Newark Joint Venture.

As a result of this transaction, the mortgage debt in principal amount of $19,500,000 owed to the Trust by this venture (the “NJV Debt”), which had previously been eliminated in consolidation in the Trust's consolidated balance sheet at September 30, 2015, is reflected as a real estate loan in the Trust's consolidated balance sheet at March 31, 2016. The NJV Debt matures in June 2017 and bears an annual interest rate of 11%. Six percent (6%) is to be paid on a monthly basis. Five percent 5% is deferred and is to be paid in June 2016 and at maturity in June 2017. At March 31, 2016, the amount of deferred interest that has accrued is $1,930,000. This mortgage debt is secured by various contiguous parcels on Market Street (between University Avenue and Washington Street) in Newark, NJ. The site is approximately 68,000 square feet and has approximately 303,000 square feet of rentable space.

The assets and liabilities as of September 30, 2015 of the Newark Joint Venture and the statement of operations for the three and six months ended March 31, 2016 and 2015, are summarized as follows (dollars in thousands):

Balance Sheet	September 30, 2015
ASSETS
Real estate properties, net	$141,441
Restricted cash	13,277
Deferred costs, net	9,683
Deposits and escrows	93
Other assets	8,734
Total assets of discontinued operations	$173,228

LIABILITIES
Mortgage payable	$110,375
Accounts payable and accrued liabilities	6,848
Deferred income	30,990
Total liabilities of discontinued operations	$148,213

Statement of Operations
	Three Months Ended March 31,		Six Months Ended March 31,

	2016	2015	2016	2015
Revenues:
Rental and other revenue from real estate properties	$900	$1,088	$2,437	$2,070
Other income	174	261	444	530
Total revenues	1,074	1,349	2,881	2,600

Expenses:
Real estate operating expenses	944	1,099	2,277	2,143
Interest expense	845	1,127	2,242	2,567
Depreciation	473	571	1,150	1,071
Total expense	2,262	2,797	5,669	5,781
Income from discontinued operations	(1,188)	(1,448)	(2,788)	(3,181)
Gain on sale of partnership interest	15,467	—	15,467	—
Discontinued operations	$14,279	$(1,448)	$12,679	$(3,181)

Note 7 - Real Estate Property Held For Sale

At March 31, 2016, the Courtney Station, Pooler, GA property was classified as a real estate asset held for sale. The property, which has a book value of $32,219,000, was sold in April 2016. The Trust estimates it will recognize a gain on the sale of the property of approximately $5,700,000, of which approximately $1,510,000 will be allocated to the non-controlling partner. At September 30, 2015, the Grove at Trinity, Cordova, TN property, was classified as a real estate asset held for sale. This property was sold in the quarter ended March 31, 2016 and the Trust recognized a gain of $ 6,764,000, of which $2,195,000 was allocated to the non-controlling partner. See Note 5 - Acquisitions and Dispositions.

Note 8 - Restricted Cash
Restricted cash represents funds that are being held for specific purposes and are therefore not generally available for general corporate purposes. As reflected on the consolidated balance sheets, Restricted cash—multi-family, represents funds that are held by or on behalf of the Trust specifically for capital improvements at multi-family properties.
Note 9 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2016	September 30, 2015
Mortgages payable (a)	$495,136	$456,064
Junior subordinated notes	37,400	37,400
Total debt obligations	$532,536	$493,464
_____________________________________
(a) Excludes mortgages payable held for sale of $26,400 and $19,248 at March 31, 2016 and September 30, 2015 respectively.

Mortgages Payable

During the six months ended March 31,2016, the Trust purchased four multi-family properties and incurred the following fixed rate debt (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
LaGrange, GA	11/18/15	$16,051	4.36%	-	February 2022
Katy, TX	1/22/16	30,750	4.44%	60 months	February 2026
Macon, GA	2/1/16	11,200	4.39%	24 months	February 2026
Southaven, MS	2/29/16	28,000	4.24%	60 months	March 2026
		$86,001

During the six months ended March 31, 2016, the Trust obtained additional fixed rate mortgage financing as set forth in the table below (dollars in thousands):

Location	Closing Date	Additional Mortgage Debt	Interest Rate	Maturity Date
Pensacola, FL	10/13/15	$3,194	4.92%	March 2022
Atlanta, GA	11/10/15	5,000	4.93%	July 2021
Houston, TX	2/9/16	3,865	4.94%	August 2021
		$12,059

During the six months ended March 31, 2016, $5,260,000 and $416,000 was advanced on the construction loans that are financing the Southridge and North Charleston (Factory at Garco) developments.

Junior Subordinated Notes

At March 31, 2016 and September 30, 2015, the Trust's junior subordinated notes had an outstanding principal balance of $37,400,000. The interest rates on the outstanding notes are set forth in the table below:

Interest Period	Interest Rate
August 1, 2012 through April 29, 2016	4.90%
April 30, 2016 through April 30, 2036	Libor + 2.00%

The junior subordinated notes require interest only payments through maturity, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for each of the three and six months ended March 31, 2016 and 2015 was $458,000 and $916,000 respectively. Amortization of the deferred costs, a component of interest expense, was $5,000 for each of the three months ended March 31, 2016 and 2015, and $10,000 for each of the six months ended March 31, 2016 and 2015. At May 1, 2016 the interest rate on the notes for the next three months is 2.64%
Other borrowings
On December 11, 2015, the Trust borrowed $8,000,000, on an unsecured basis, from Gould Investors L.P. , a related party. The note bore interest at 5.24% and was paid in full on February 24, 2016.

Note 10 – Related Party Transactions

The Trust paid REIT Management, a related party, advisory fees pursuant to its Advisory Agreement of $0 and $605,000, respectively, for the three months ended March 31, 2016 and 2015 and $693,000 and $1,189,000, respectively, for the six months ended March 31, 2016 and 2015. The Advisory Agreement terminated effective December 31, 2015. In lieu thereof, the Trust retained certain of its executive officers and its former chairman of the board to provide the services previously provided pursuant to such agreement. The aggregate fee in calendar 2016 for the provision of such services will not exceed $1,150,000. These fees totaled $287,500 in the three months ended March 31, 2016.
Majestic Property Management Corp., a related party, provides management services to the Trust for certain properties owned by the Trust and joint ventures in which the Trust participates. These fees amounted to $8,000 and $6,000 for the three months ended March 31, 2016 and 2015, respectively and $19,000 and $15,000 for the six months ended March 31, 2016 and 2015, respectively.
The allocation of expenses for the shared facilities, personnel and other resources used by the Trust is computed in accordance with a shared services agreement by and among the Trust and related parties. Amounts paid pursuant to the agreement are included in general and administrative expenses on the consolidated statement of operations. The Trust paid Gould Investors L.P., a related party, $160,000 and $177,000, in the three months ended March 31, 2016 and 2015, respectively, and $297,000 and $218,000 for the six months ended March 31, 2016 and 2015, respectively, for services provided under the agreement.
In the fiscal year ended September 30, 2015, the Trust leased space from an affiliate of Gould Investors L.P. The rent paid for the three and six months ended March 31, 2015, was $26,000 and $64,000, respectively. During the quarter ended March 31, 2015, the building was sold to a third party and the Trust ceased paying rent to Gould Investors for such space.
On December 11, 2015, the Trust borrowed $8,000,000 from Gould Investors L.P. - see Note 9 “Debt Obligations - Other Borrowings”. Interest for the three and six months ended March 31, 2016, at a rate of 5.24% , was $62,000 and $86,000 respectively. This loan was satisfied on February 24, 2016.
Management of many of the Trust's multi-family properties is performed by the Trust's joint venture partners or their affiliates (none of these joint venture partners is Gould Investors L.P. or its affiliates). In addition, the Trust may pay an acquisition fee to a joint venture partner in connection with a property purchased by such joint venture. Management and acquisition fees to these related parties for the quarter ended March 31, 2016 and 2015 amounted to $804,000 and $363,000, respectively. For the six months ended March 31, 2016 and 2015, these fees amount to $1,227,000 and $987,000 respectively.

Note 11 - Segment Reporting

Management determined that the Trust operates in two reportable segments: a multi-family property segment which includes the ownership, operation and development of multi-family properties; and an other assets segment which includes the ownership and operation of the Trust's other real estate assets and a real estate loan.

The following tables summarize our segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2016
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$22,473	$358	$22,831
Other income	—	2,026	2,026
Total revenues	22,473	2,384	24,857
Expenses:
Real estate operating expenses	10,793	142	10,935
Interest expense	6,028	21	6,049
Property acquisition costs	953	—	953
General and administrative	2,234	46	2,280
Depreciation	5,605	27	5,632
Total expenses	25,613	236	25,849
Total revenue less total expenses	(3,140)	2,148	(992)
Gain on sale of real estate	24,226	—	24,226
Loss on extinguishment of debt	(2,668)	—	(2,668)
Income from continuing operations	18,418	2,148	20,566
Plus: net (income) loss attributable to non-controlling interests	(10,581)	672	(9,909)
Net income attributable to common shareholders before reconciling items	$7,837	$2,820	$10,657
Reconciling adjustment:
Discontinued operations			14,279
Net income attributable to common shareholders			$24,936
Segment Assets at March 31, 2016	$722,338	$30,637	$752,975

Note 11- Segment Reporting - continued

	Three Months Ended March 31, 2015
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$18,795	$303	$19,098
Other income	—	25	25
Total revenues	18,795	328	19,123
Expenses:
Real estate operating expenses	9,105	110	9,215
Interest expense	4,686	52	4,738
Advisor's fee, related party	518	87	605
General and administrative	1,632	104	1,736
Depreciation and amortization	4,514	30	4,544
Total expenses	20,455	383	20,838
Total Revenues less total expenses	(1,660)	(55)	(1,715)
Gain on sale of real estate assets	2,777	—	2,777
Income from continuing operations	1,117	(55)	1,062

Plus: net loss attributable to non-controlling interests	(1,212)	850	(362)
Net (loss) income attributable to common shareholders	$(95)	$795	$700
Reconciling adjustment:
Discontinued operations			(1,448)
Net loss attributable to common shareholders			$(748)
Segment Assets at March 31, 2015	$583,438	$17,075	$600,513

Note 11- Segment Reporting - continued

	Six Months Ended March 31, 2016
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$43,556	$673	$44,229
Other income	—	2,033	2,033
Total revenues	43,556	2,706	46,262
Expenses:
Real estate operating expenses	20,816	292	21,108
Interest expense	11,487	93	11,580
Advisor's fee, related party	594	99	693
Property acquisition costs	1,010	—	1,010
General and administrative	3,895	134	4,029
Depreciation	10,563	53	10,616
Total expenses	48,365	671	49,036
Total revenue less total expenses	(4,809)	2,035	(2,774)
Gain on sale of real estate	24,226	609	24,835
Loss on extinguishment of debt	(2,668)	—	(2,668)
Income from continuing operations	16,749	2,644	19,393

Plus: net (income) loss attributable to non-controlling interests	(10,780)	1,610	(9,170)
Net income attributable to common shareholders before reconciling items	$5,969	$4,254	$10,223
Reconciling adjustment:
Discontinued operations			12,679
Net income attributable to common shareholders			$22,902
Segment Assets at March 31, 2016	$722,338	$30,637	$752,975

Note 11- Segment Reporting - continued

	Six Months Ended March 31, 2015
	Multi-Family Real Estate	Other Real Estate	Total

Rental and other revenues from real estate properties	$36,956	$641	$37,597
Other income	—	52	52
Total revenues	36,956	693	37,649
Expenses:
Real estate operating expenses	18,320	260	18,580
Interest expense	9,395	104	9,499
Advisor's fee, related party	1,003	186	1,189
Property acquisition costs	295	—	295
General and administrative	3,190	203	3,393
Depreciation	8,144	58	8,202
Total expenses	40,347	811	41,158
Total revenue less total expenses	(3,391)	(118)	(3,509)
Gain on sale of real estate	2,777	—	2,777
Income from continuing operations	(614)	(118)	(732)

Plus: net (income) loss attributable to non-controlling interests	(1,015)	1,682	667
Net (loss) income attributable to common shareholders before reconciling items	$(1,629)	$1,564	$(65)
Reconciling adjustment:
Discontinued operations			(3,181)
Net loss attributable to common shareholders			$(3,246)
Segment Assets at March 31, 2015	$583,438	$17,075	$600,513

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

Junior subordinated notes: At March 31, 2016 and September 30, 2015 the estimated fair value of the notes is lower than their carrying value by approximately $19,948,000 and $21,400,000 based on a market interest rate of 6.11% and 6.37%, respectively.

Mortgages payable: At March 31, 2016, the estimated fair value of the Trust’s mortgages payable is greater than their carrying value by approximately $5,246,000 assuming market interest rates between 3.28% and 4.71% and at September 30, 2015, the estimated fair value of the Trust's mortgages payable was greater than their carrying value by approximately $890,000 assuming market interest rates between 1.99% and 15.00%. Market interest rates were determined using rates which the Trust believes reflects institutional lender yield requirements.

Other borrowed funds: At March 31, 2016, the estimated fair value of the Trust's other borrowed funds were equal to their carrying value assuming market interest rates of between 4% and 5.24%. Market interest rates were determined using rates which the Trust believes reflects institutional yield requirements.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

The Trust’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs. The Trust does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Trust’s financial liabilities measured at fair value as of March 31, 2016 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Liabilities:
Interest rate swap	$72	—	$72

Derivative financial instrument: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At March 31, 2016, this derivative is included in other accounts payable and accrued liabilities on the consolidated balance sheet.

Although the Trust has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of March 31, 2016, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

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
As of March 31, 2016, the Trust had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity
Interest rate swap	$1,613	5.25%	April 1, 2022

The table below presents the fair value of the Trust’s derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
March 31, 2016		September 30, 2015
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Accounts payable and accrued liabilities	$72	Accounts payable and accrued liabilities	$58

As of March 31, 2016, the Trust did not have any derivative instruments that were considered to be ineffective and does not use derivative instruments for trading or speculative purposes.

The following table presents the effect of the Trust’s interest rate swap on the consolidated statements of comprehensive loss for the dates indicated (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31, 2016
	2016	2015	2016	2015
Amount of loss recognized on derivative in Other Comprehensive Income (loss)	$(41)	$(28)	$(29)	$(60)
Amount of loss reclassified from Accumulated Other Comprehensive Income (loss) into Interest Expense	$(7)	$(8)	$(15)	$(17)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three and six months ended March 31, 2016 and March 31, 2015. During the twelve months ending September 30, 2016, the Trust estimates an additional $24,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

Credit-risk-related Contingent Features

The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.

As of March 31, 2016, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $78,000. As of March 31, 2016, the Trust has not posted any collateral related to this agreement. If the Trust had been in breach of this agreement at March 31, 2016, it could have been required to settle its obligations thereunder at its termination value of $78,000.

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

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2016 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview

We are a real estate investment trust, also known as a REIT, engaged in the ownership, operation and development of multi‑family properties and the ownership and operation of other assets including real estate and a real estate loan. Effective as of January 1, 2016, we are an internally managed REIT.

Our multi‑family property activities involve the ownership, operation and development of such properties, primarily through joint ventures in which we generally have a 65% to 80% equity interest. At March 31, 2016, we own 31 multi‑family properties located in 12 states with an aggregate of 8,793 units (including 631 units at two development properties, one under construction and one in lease up stage). Occupancy at March 31, 2016, excluding the units at the development properties, is 94.2%. At March 31, 2016, the net book value of the multi-family assets was $659.0 million.
We own and operate various other real estate assets. At March 31, 2016, the net book value of the real property included in these other real estate assets was $30 million including a real estate loan of $19.5 million.
Net income attributable to common shareholders increased in the six months ended March 31, 2016 by $26.1 million to $22.9 million from a loss of $3.2 million in the six months ended March 31, 2015. The increase is primarily due to gain on the sale of two multi-family properties and the sale of our interest in the Newark Joint Venture.

Recent Developments

Sale of Interests in Newark Joint Venture

On February 23, 2016, we sold our equity interest in the Newark Joint Venture for $16.9 million. The buyer is an affiliate of our former partners in the Newark Joint Venture. In addition, we (i) may be paid up to an additional $900,000 by the newly formed parent of the Newark Joint Venture (“Holdco”) upon the achievement of specified investment returns, development of certain properties, realization of specified cost savings and any one or more of the foregoing and (ii) have been granted a nominal profit participation interest in Holdco. We have not and do not anticipate generating significant income, if any, from these additional interests. We recognized a gain on the sale of $15.5 million for both tax and financial statement purposes. As a result of the sale, mortgage debt in the principal amount of $19.5 million owed to us by the joint venture and previously eliminated in consolidation is now reflected on our consolidated balance sheet. This mortgage debt matures in June 2017 and bears an annual interest rate of 11%. Six percent (6%) is to be paid on a monthly basis and five percent (5%) is deferred and is to be paid in June 2016 and at maturity in June 2017. At March 31, 2016, the amount of deferred interest that has accrued is $1.9 million. This mortgage debt is secured by various contiguous parcels on Market Street (between University Avenue and Washington Street) in Newark, NJ. The site is approximately 68,000 square feet and has approximately 303,000 square feet of rentable space. See Note 6 - Discontinued Operations.

We had previously reported that there had been  discussions with respect to the possible repayment of all or a portion of such debt and the related release of certain properties from the mortgages securing such debt. We do not have any additional information regarding the possibility of such repayment and can provide no assurance that such repayment  transaction will be completed.

Multi-Family Acquisitions and Dispositions

During the three months ended March 31, 2016, we acquired three additional multi-family properties with an aggregate of 900 units for $89.8 million, including mortgage debt of $70.0 million. See Note 5 - Acquisitions and Dispositions.

During the three months ended March 31, 2016, we sold two multi-family properties with an aggregate of 914 units for $95.1 million and recorded an aggregate gain (without giving effect to a $2.7 million loss on extinguishment of debt, of which $1.5 million was allocated to the non-controlling interest) of $24.2 million; $12.2 million of this gain was allocated to the non-controlling interest.

On May 6, 2016, we, through a joint venture in which we have a 65% interest, acquired a 288 unit multi-family property located in San Antonio, TX for $35.2 million, inclusive of $26.4 million of mortgage debt obtained in connection with the acquisition. The mortgage matures in May 2023 and bears an annual interest rate of 3.61%.We estimate that this property will generate $2.1 million of revenues in fiscal 2016 and incur estimated operating expenses of $2.3 million (including estimated interest expense and depreciation of $700,000 and $580,000, respectively) in such period.

Other Developments

On February 24, 2016, we repaid the $8 million loan we obtained from Gould Investors, a related party.

We received a certificate of occupancy for the remaining 123 units under development (of a total of 360 units) at the Southridge development. We commenced leasing the completed units in April 2015 and approximately 60% of the total number of units at this property are currently leased.

Results of Operations – Three months ended March 31, 2016 compared to three months ended March 31, 2015.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands):	2016	2015	Increase	% Change
Rental and other revenues from real estate properties	$22,831	$19,098	$3,733	19.5%
Other income	2,026	25	2,001	N/M
Total revenues	$24,857	$19,123	$5,734	30.0%

Rental and other revenues from real estate properties.

The increase is due primarily to:

•	$4.7 million from eight multi-family properties acquired in the twelve months ended March 31, 2016,

•
$726,000 from same store properties (i.e., properties owned during all of the three months ended March 31, 2016 and 2015) , due primarily to a net increase in rental rates at many of our multi-family properties and

•	$665,000 from the Southridge development property which began lease up activities in April 2015.

Offsetting this increase are decreases of $2.1 million of rental revenue from the three properties sold prior to January 1, 2016 and $300,000 from two properties sold during the quarter ended March 31, 2016.

Other Income.

This increase is due to the inclusion of $2.0 million interest recorded on the loan to the Newark Joint Venture. This loan and the related interest was previously eliminated in consolidation, including deferred interest of $1.9 million that has accrued since September 2014. As a result of the sale of our interest in the venture, this interest income is now reflected on our consolidated statement of operations.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Increase (Decrease)	% Change
Real estate operating expenses	$10,935	$9,215	$1,720	18.7%
Interest expense	6,049	4,738	1,311	27.7%
Advisor’s fees, related party	—	605	(605)	(100.0)%
Property acquisition costs	953	—	953	N/A
General and administrative	2,280	1,736	544	31.3%
Depreciation	5,632	4,544	1,088	23.9%
Total expenses	$25,849	$20,838	$5,011	24.0%

Real estate operating expenses.

The increase is due primarily to:

•	$2.0 million from eight multi-family properties acquired in the twelve months ended March 31, 2016,

•	$315,000 from same store properties due to increased real estate taxes, utilities and repairs and maintenance at several properties, and

•	$287,000 from the Southridge development which commenced operations in April 2015.

Offsetting the increase is a net decrease of $912,000 relating to five properties sold in the twelve months ended March 31, 2016.

Interest expense.

The increase is due primarily to:

•	$1.4 million is due to the mortgages on the eight multi-family properties acquired in the twelve months ended March 31, 2016,

•	$252,000 from six properties that obtained supplemental debt, and

•	$136,000 for the Southridge development as we ceased capitalizing interest on buildings that were completed.

Offsetting the increase are decreases in interest expense of $450,000 relating to the mortgage debt on three properties sold prior to January 1, 2016 and $127,000 relating to mortgage debt on two properties sold during the quarter ended March 31, 2016.

In April 2016 the fixed interest rate on our junior subordinated debt changed to a variable interest rate equal to three month LIBOR plus 200 basis points. Based on the three month LIBOR rate of 0.64% on April 28, 2016, we anticipate a reduction in interest expense associated with this debt of $140,000 in the quarter ending June 30, 2016 and $350,000 in the fiscal 2016.

Advisor’s fees, related party. The advisory agreement terminated effective December 31, 2015. The services previously provided pursuant to the advisory agreement are now provided by our executive officers and the former chairman of our board at a cost per quarter of $287,500. These costs are included in general and administrative expense.

Property acquisition costs. These costs increased due to the acquisition of three multi-family properties in the three months ended March 31, 2016.

General and administrative. These costs increased primarily as a result of increased professional and consulting fees. The consulting fees are for services previously provided pursuant to the advisory agreement.

Depreciation
The increase is due to:

•	$1.9 million from the eight multi-family properties acquired during the twelve months ended March 31, 2016,

•	$429,000 due to the commencement of depreciation upon completion of certain buildings at our Southridge development, and

•	$103,000 from the finalization of purchase price allocations with respect to properties acquired in the 12 months ended March 31, 2016.

Offsetting the increase are decreases of $637,000 from three properties sold prior to January 1, 2016 and $452,000 related to two properties sold during the three months ended March 31, 2016.

Gain on sale of real estate During the three months ended March 31, 2016, we sold two multi family properties located in Cordova, TN and Kennesaw, GA, for an aggregate of $95.1 million. We recognized gains on the sales of these properties of $24.2 million. The 2015 period includes the sale of Lawrenceville, GA. property which was sold for a $2.8 million gain.
Loss on extinguishment of debt In connection with the sale of the Kennesaw, GA property, we incurred an expense of $2.7 million in connection with the repayment of the related mortgage debt prior to its maturity.
Discontinued operations    In the three months ended March 31, 2016, we sold our interest in the Newark Joint Venture and reclassified the operations of the venture to discontinued operations. The three months ended March 31, 2016, reflects the $15.5 million gain on the sale of our interest.

Results of Operations – Six months ended March 31, 2016 compared to the six months ended March 31, 2015.

Revenues

The following table compares our revenues for the periods indicated:

	Six Months Ended March 31,
(Dollars in thousands):	2016	2015	Increase	% Change
Rental and other revenues from real estate properties	$44,229	$37,597	$6,632	17.6%
Other income	2,033	52	1,981	N/M
Total revenues	$46,262	$37,649	$8,613	22.9%

Rental and other revenues from real estate properties.

The increase is due primarily to:

•	$6.2 million from the inclusion, for the full six months, of four multi-family properties that were only owned for a portion of the corresponding period in the prior year,

•	$2.2 million from five multi-family properties acquired in the twelve months ended March 31, 2016,

•
$1.5 million from same store operations (i.e., properties owned during all of the six months ended March 31, 2016 and 2015), due primarily to a net increase in rental rates at several of our multi-family properties, and

•	$1.1 million from the Southridge development as a result of commencement of lease up activities in April 2015.

Offsetting the increase is a decrease of $4.4 million of rental revenue from three sold properties sold prior to October 1, 2105 and a net decrease of $52,000 from properties sold during the three months ended March 31, 2016.

Expenses

The following table compares our expenses for the periods indicated:

	Six Months Ended March 31,
(Dollars in thousands)	2016	2015	Increase (Decrease)	% Change
Real estate operating expenses	$21,108	$18,580	$2,528	13.6%
Interest expense	11,580	9,499	2,081	21.9%
Advisor’s fees, related party	693	1,189	(496)	(41.7)%
Property acquisition costs	1,010	295	715	242.4%
General and administrative	4,029	3,393	636	18.7%
Depreciation	10,616	8,202	2,414	29.4%
Total expenses	$49,036	$41,158	$7,878	19.1%

Real estate operating expenses.

The increase is due primarily to:

•	$3.0 million from the inclusion, for the full six months ended March 31, 2016, of four multi-family properties that were only owned for a portion of the corresponding period in the prior year

•	$852,000 from five multi-family properties acquired in the twelve months ended March 31, 2016, and

•	$482,000 at the Southridge development which commenced operations in April 2015.

Offsetting this increase is a net decrease in operating expenses of $2.2 million relating to five properties sold in the twelve months ended March 31, 2016.

Interest expense.

The increase is due primarily to:

•
$1.9 million from the inclusion, for the full six months ended March 31, 2016 of interest expense of four multi-family properties that were only owned for a portion of the corresponding period in the prior year

•	$722,000 is due to the mortgages on the four multi-family properties acquired in the twelve months ended March 31, 2016, and

•	$362,000 from five properties that obtained supplemental debt.

Offsetting this increase are decreases in interest expense of $996,000 related to mortgage debt on three properties sold prior to October 1, 2015 and $127,000 of interest expense from properties sold during the six months ended March 31, 2016.

Advisor’s fees, related party. The decrease is due to the termination of the advisory agreement effective December 31, 2015.

Property acquisition costs. These costs increased due to the acquisition of four multi-family properties in the six months ended March 31, 2016.

General and administrative. These costs increased primarily as a result of increased professional and consulting fees. The increased consulting fees are for services previously provided pursuant to the advisory agreement.

Depreciation. The increase is due to:

•
$2.5 million from the inclusion, for the full six months ended March 31, 2016, of depreciation from four multi-family properties that were only owned for a portion of the corresponding period in the prior year.,

•	$649,000 from the five multi-family properties acquired during the twelve months ended March 31, 2016,

•	$221,000 from the finalization of purchase price allocations with respect to properties acquired in the 12 months ended March 31, 2016, and

•	$590,000 due to completion of additional buildings at our Southridge development.

Offsetting the increase are decreases of $945,000 of depreciation related to three properties sold prior to October 1, 2015 and $641,000 of depreciation from two properties sold in the six months ended March 31, 2016.

Liquidity and Capital Resources
We require funds to acquire properties, repay borrowings and pay operating expenses. Generally, our primary sources of capital and liquidity are the operations of, and distributions from, our multi-family properties, our available cash (including restricted cash), mortgage debt financing and our share of proceeds from the sale of multi-family properties. At March 31, 2016, our available cash, including restricted cash of $7.0 million intended for capital improvements at multi-family properties, is approximately $41.8 million.
We anticipate that operating expenses will be funded from cash generated from the operations of the multi-family properties as well as interest income from our real estate loan and that debt service payable through 2017 will be funded from the cash generated from operations of these properties and, if needed, supplemental financings. The mortgage debt with respect to these properties generally is non-recourse to us and our subsidiary holding our interest in the applicable joint venture. Our ability to acquire additional multi-family properties is limited by our available cash and the availability of mortgage debt.
We anticipate that the construction and other costs associated with the Greenville and N. Charleston, SC development projects will be funded by capital previously contributed by our joint venture partner and us and in-place construction financing of up to $38.6 million for the Greenville project and $30.3 million for the N. Charleston project.

As of March 31, 2016, $34.7 million has been drawn on the Greenville facility and $416,000 has been drawn against the N. Charleston project.
Statements of Cash Flows
As of March 31, 2016 and 2015, we had cash and cash equivalents of $34.8 million and $15.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	Six Months Ended March 31,
	2016	2015
Cash flow from operating activities	$9,498	$15,281
Cash flow used in investing activities	(16,342)	(29,429)
Cash flow from financing activities	26,080	8,978
Net change in cash and cash equivalents	19,236	(5,170)
Cash and cash equivalents a beginning of year	15,556	23,181
Cash and cash equivalents at end of year	$34,792	$18,011
The decrease in cash flow provided by operating activities in 2016 is due primarily to a decline in accounts payable and accrued liabilities.
The decrease in cash flow used in investing activities in 2016 is due primarily to the reduction in changes in our restricted cash balances at the Newark Joint Venture and our multi-family properties.
The increase in cash flow from financing activities in 2015 is due primarily to increased mortgage borrowing activity due to the purchase of four properties and increased other borrowings.

Cash Distribution Policy

We have not paid cash dividends since 2010. At March 31, 2016, we estimate that our net operating loss carry-forward at March 31, 2016 is approximately $40 million to $45 million. Since we can offset our future taxable income, if any, against our tax loss carry-forward until the earlier of 2029 or the tax loss carry-forward has been fully used, we are not currently required by the Internal Revenue Code to pay a dividend to maintain our REIT status.

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

Funds from Operations; Adjusted Funds from Operations - cont'd

The table below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
GAAP Net income (loss) attributable to common shareholders	$24,936	$(748)	$22,902	$(3,246)
Add: depreciation of properties	6,104	5,112	11,765	9,266
Add: our share of depreciation in unconsolidated joint ventures	5	5	10	10
Add: amortization of deferred leasing costs	1	28	15	31
Deduct: gains on sale of real estate and partnership interest	(39,693)	(2,777)	(40,302)	(2,777)
Adjustments for non-controlling interests	10,823	25	9,438	(1,024)
NAREIT Funds from operations attributable to common shareholders	2,176	1,645	3,828	2,260

Adjustments for: straight line rent accruals	(67)	(101)	(129)	(201)
Add: restricted stock expense	188	239	418	445
Add: amortization of deferred mortgage costs	483	464	1,168	1,209
Adjustments for non-controlling interests	(143)	(140)	(382)	(400)
Adjusted funds from operations attributable to common shareholders	$2,637	$2,107	$4,903	$3,313

Funds from Operations; Adjusted Funds from Operations - cont'd

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
GAAP Net income (loss) attributable to common shareholders	$1.76	$(0.05)	$1.62	$(0.23)
Add: depreciation of properties	0.43	0.37	0.83	0.66
Add: our share of depreciation in unconsolidated joint ventures	—	—	—	—
Add: amortization of deferred leasing costs	—	—	—	—
Deduct: gain on sale of real estate and partnership interest	(2.81)	(0.20)	(2.85)	(0.20)
Adjustment for non-controlling interests	0.77	—	0.67	(0.07)
NAREIT Funds from operations attributable to common shareholders	0.15	0.12	0.27	0.16

Adjustments for: straight line rent accruals	(0.01)	(0.01)	(0.01)	(0.01)
Add: restricted stock expense	0.01	0.02	0.03	0.03
Add: amortization of deferred mortgage costs	0.03	0.04	0.08	0.09
Adjustments for non-controlling interests	—	(0.01)	(0.02)	(0.03)
Adjusted funds from operations attributable to common shareholders	$0.18	$0.16	$0.35	$0.24

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than three mortgages, one of which is subject to an interest rate swap agreement . With respect to the remaining two variable rate mortgages, an increase of 100 basis points in interest rates would reduce annual net income by $351,000 and a decrease of 100 basis points would increase annual net income by $222,000.

As of March 31, 2016, we had one interest rate swap agreement outstanding. The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At March 31, 2016, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on the derivative instrument would have decreased by approximately $72,000 and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instrument would have increased by approximately $69,000. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at a fixed rate of 4.9% per year through April 2016 and thereafter, bear interest at the rate of three month LIBOR plus 200 basis points. Assuming that the interest rate on such debt at the time it becomes floating is 2.63% per annum (the rate that would be in effect if such interest was determined as of March 31, 2016), a 100 basis point increase would have a negative effect of $374,000 and a 100 basis point decrease in such floating rate would have a positive effect of $236,000. In either event, the interest expense on these notes would be less than the current expense.

As of March 31, 2016, based on the number of residential units in each state, 19% of our properties are located in Texas, Georgia,15% in Georgia, 13% in Florida, 10% in South Carolina, 9% each in Tennessee and Alabama and the remaining 24% in six other states and we are therefore subject to risks associated with the economics in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2016 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Trustees has authorized us to repurchase up to $5.0 million of our shares through September 30, 2017. At May 5, 2016, after giving effect to the repurchase in April 2016 of 59,232 shares, $4.57 million of such authorization remains available.

Item 5.    Other Information.

In April 2016, we amended and restated our 2016 Incentive Plan to allow for the grant of cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards.

Item 6. Exhibits

In reviewing the agreements included as exhibits to this Quarterly Report on Form10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Exhibit No.	Title of Exhibits
10.1	Amended and Restated 2016 Incentive Plan
10.2
Membership Interest Purchase Agreement dated as of February 23, 2016 entered into between TRB Newark Assemblage, LLC ("TRB") and TRB Newark TRS, LLC ("TRB REIT" and together with TRB, collectively, the "Seller") and RBH Partners III, LLC, and joined by RBH-TRB Newark Holdings, LLC and GS-RBH Newark Holdings, LLC

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

BRT REALTY TRUST
(Registrant)

May 10, 2016	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

May 10, 2016	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)