Form 10-Q
period 2016-06-30
BRT REALTY TRUST
filed 2016-08-09
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

13,906,702 Shares of Beneficial Interest,
$3 par value, outstanding on August 5, 2016

BRT REALTY TRUST AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2016 (Unaudited)	September 30, 2015
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $38,024 and $34,142	$668,985	$591,727

Real estate loan	19,500	—
Cash and cash equivalents	37,727	15,556
Restricted cash	6,397	6,518
Deferred costs, net	5,950	5,327
Deposits and escrows	15,442	12,782
Other assets	7,100	6,882
Assets of discontinued operations	—	173,228
Real estate asset held for sale	27,020	23,859
Total Assets	$788,121	$835,879
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$516,617	$456,064
Junior subordinated notes	37,400	37,400
Accounts payable and accrued liabilities	15,919	14,780
Liabilities of discontinued operations	—	148,213
Mortgage payable held for sale	27,130	19,248
Total Liabilities	597,066	675,705

Commitments and contingencies
Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,240 and 13,428 issued	39,720	40,285
Additional paid-in capital	161,038	161,842
Accumulated other comprehensive loss	(927)	(58)
Accumulated deficit	(51,032)	(79,414)
Total BRT Realty Trust shareholders’ equity	148,799	122,655
Non-controlling interests	42,256	37,519
Total Equity	191,055	160,174
Total Liabilities and Equity	$788,121	$835,879

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2016	2015	2016	2015
Revenues:
Rental and other revenues from real estate properties	$22,637	$19,778	$66,866	$57,375
Other income	608	12	2,641	64
Total revenues	23,245	19,790	69,507	57,439
Expenses:
Real estate operating expenses - including $531 and $353 to related parties for the three months ended and $1,336 and $1,065 for the nine months ended	10,944	10,022	32,052	28,602
Interest expense - including $86 to related party for the nine months ended June 30, 2016	6,014	4,855	17,594	14,354
Advisor’s fees, related party	—	612	693	1,801
Property acquisition costs - including $892 and $276 to related parties for the three months ended and $1,331 and $276 for the nine months ended	1,408	—	2,418	295
General and administrative - including $47 and $57 to related party for the three months ended and $134 and $184 for the nine months ended	2,373	1,654	6,402	5,047
Depreciation	5,871	4,453	16,487	12,655
Total expenses	26,610	21,596	75,646	62,754
Total revenue less total expenses	(3,365)	(1,806)	(6,139)	(5,315)
Gain on sale of real estate	10,263	—	35,098	2,777
Gain on sale of partnership interest	386	—	386	—
Loss on extinguishment of debt	—	—	(2,668)	—
Income (loss) from continuing operations	7,284	(1,806)	26,677	(2,538)
Discontinued operations:
Loss from discontinued operations	—	(1,702)	(2,788)	(4,883)
Gain on sale of partnership interest	—	—	15,467	—
(Loss) income from discontinued operations	—	(1,702)	12,679	(4,883)
Net income (loss)	7,284	(3,508)	39,356	(7,421)
Net (income) loss attributable to non-controlling interests	(1,804)	930	(10,974)	1,597
Net income (loss) attributable to common shareholders	$5,480	$(2,578)	$28,382	$(5,824)

Basic and diluted per share amounts attributable to common shareholders:
Income (loss) from continuing operations	$0.39	$(0.13)	$1.00	$(0.29)
(Loss) income from discontinued operations	—	(0.05)	1.02	(0.12)
Basic and diluted earnings (loss) per share	$0.39	$(0.18)	$2.02	$(0.41)

Amounts attributable to BRT Realty Trust:
Income (loss) from continuing operations	$5,480	$(1,883)	$14,044	$(4,069)
Income (loss) from discontinued operations	—	(695)	14,338	(1,755)
Net Income (loss)	$5,480	$(2,578)	$28,382	$(5,824)

Weighted average number of common shares outstanding:
Basic and diluted	13,932,515	14,101,056	14,055,436	14,144,236
See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2016	2015	2016	2015
Net income (loss)	$7,284	$(3,508)	$39,356	(7,421)
Other comprehensive loss:
Unrealized (loss) gain on derivative instruments	(855)	26	(869)	(22)
Other comprehensive (loss) income	(855)	26	(869)	(22)
Comprehensive income (loss)	6,429	(3,482)	38,487	(7,443)
Comprehensive income (loss) attributable to non-controlling interests	1,507	(926)	10,675	(1,600)
Comprehensive income (loss) attributable to common shareholders	$4,922	$(2,556)	$27,812	$(5,843)

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Nine Months Ended June 30, 2016
(Unaudited)
(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2015	$40,285	$161,842	$(58)	$(79,414)	$37,519	$160,174
Restricted stock vesting	390	(390)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	689	—	—	—	689
Contributions from non-controlling interests	—	—	—	—	22,639	22,639
Distributions to non-controlling interests	—	—	—	—	(27,086)	(27,086)
Deconsolidation of joint ventures upon sale	—	—	—	—	(1,790)	(1,790)
Shares repurchased - 318,554 shares	(955)	(1,103)	—	—	—	(2,058)
Net income	—	—	—	28,382	10,974	39,356
Other comprehensive loss	—	—	(869)	—	—	(869)
Comprehensive income	—	—	—	—	—	38,487
Balances, June 30, 2016	$39,720	$161,038	$(927)	$(51,032)	$42,256	$191,055

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$39,356	$(7,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,049	16,048
Amortization of restricted stock	689	676
Gain on sale of real estate	(35,098)	(2,777)
Gain on sale of partnership interest	(15,853)	—
Loss on extinguishment of debt	2,668	—
Effect of deconsolidation of non-controlling interest	(1,692)	—
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in interest and dividends receivable	(2,212)	16
(Increase) decrease in prepaid expenses	(434)	(652)
(Increase) decrease in deposits and escrows	(2,567)	2,138
Decrease in other assets	2,216	3,996
Increase (decrease) in accounts payable and accrued liabilities	776	(19)
Net cash provided by operating activities	6,898	12,005

Cash flows from investing activities:
Collections from real estate loans	—	2,000
Additions to real estate properties	(189,299)	(10,777)
Net costs capitalized to real estate properties	(36,411)	(45,784)
Net change in restricted cash - Newark	(1,952)	7,373
Net change in restricted cash - Multi Family	122	3,680
Purchase of non controlling interests	—	(4,679)
Proceeds from the sale of real estate properties	166,400	9,604
Proceeds from the sale of joint venture interest	19,242	—
Net cash used in investing activities	(41,898)	(38,583)

Cash flows from financing activities:
Proceeds from mortgages payable	175,614	35,718
Increase in other borrowed funds	6,001	—
Mortgage payoffs	(112,234)	(8,473)
Mortgage amortization	(3,852)	—
Loss on extinguishment of debt	(2,668)	—
Increase in deferred borrowing costs	(1,932)	(2,684)
Capital contributions from non-controlling interests	22,639	1,419
Capital distribution to non-controlling interests	(27,085)	(3,975)
Proceeds from sale of New Market Tax Credits	2,746	—
Repurchase of shares of beneficial interest	(2,058)	(2,422)
Net cash provided by financing activities	57,171	19,583

Net increase (decrease) in cash and cash equivalents	22,171	(6,995)
Cash and cash equivalents at beginning of period	15,556	23,181
Cash and cash equivalents at end of period	$37,727	$16,186

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,069	$18,235
Taxes paid	$632	$131
Acquisition of real estate through assumption of debt	$16,051	$17,173
Real estate properties reclassified to assets held for sale	$27,020	$68,259
Accrued costs related to real estate property	$—	$3,920
Mortgage payable reclassified to held for sale	$26,400	$—
See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2016

Note 1 – Organization and Background

BRT Realty Trust (“BRT” or the “Trust”) is a business trust organized in Massachusetts. BRT owns, operates and develops multi‑family properties and owns and operates other assets, including real estate and a real estate loan.
Generally, the multi‑family properties are acquired with venture partners in transactions in which the Trust contributes 65% to 80% of the equity. At June 30, 2016, the Trust owns 31 multi-family properties with 8,973 units located in 11 states (including 271 units at a property under construction and 350 units at a property in the lease up stage). At June 30, 2016, the net book value of the multi family assets (including real estate asset held for sale) was $685,537,000.
The Trust also owns and operates various other real estate assets. At June 30, 2016, the net book value of the real property included in these other real estate assets was $29,968,000, including a real estate loan of $19,500,000.
BRT conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2016, and for the three and nine months ended June 30, 2016 and 2015, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2016 and 2015, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of September 30, 2015, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.
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
The joint venture that owns the Dallas, TX property was determined not to be a VIE but is consolidated because the Trust has a controlling financial interest in the entity due to its substantive participating rights.
The distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro-rata to the percentage equity interest each partner has in the applicable venture.
Certain items on the consolidated financial statements for the prior fiscal periods have been reclassified to conform with the current year's presentation, including the reclassification of (i) balance sheet and revenue and expense items related to the Newark Joint Venture, which are now reported as discontinued operations and (ii) reclassification of real estate properties and mortgages to held for sale.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Note 3 ‑ Equity

Common Share Dividend Distribution

During the nine months ended June 30, 2016, the Trust did not declare a dividend on its shares.

Stock Based Compensation

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
Pursuant to the Plan, during the quarter ended June 30, 2016, the Trust issued restricted stock units (the "Units") to acquire up to 450,000 common shares (the "Pay for Performance Program"). Subject to satisfying a continued service requirement through the five years ending  March 31, 2021 (the “Performance Period”),  the Units entitle the recipients to acquire in the aggregate, (i) 200,000 shares (the “TSR Award”) based on achieving, during the Performance Period, certain levels  in  compounded annual growth rate (“CAGR”) in total shareholder return (“TSR”),  and (ii) 200,000 shares  based on achieving, during the Performance Period, certain levels in CAGR in adjusted funds from operations, as determined pursuant to the performance agreement. In addition, subject to  satisfying the continued service requirement, up to 50,000 shares may be added to or subtracted from the TSR Award, based on attaining or failing to attain, during the Performance Period, of CAGR in TSR relative to the CAGR in TSR for the constituent REITs that comprise, with specified exceptions, the FTSE NAREIT Equity Apartment  Index. Recipients of the Units are entitled to receive cash dividends with respect to the common shares underlying the Units as if the underlying shares were outstanding during the Performance Period, if, when, and to the extent, the related Units vests. Accordingly, for accounting purposes, the shares underlying the Units are excluded in the outstanding shares reflected on the balance sheet.
For the awards which vest based on TSR, a third party appraiser prepared a Monte Carlo simulation pricing model to assist management in determining the fair value. For the awards which vest based on adjusted funds from operations, the fair value is based on the market value on the date of grant. Expense is not recognized on the Units which the Trust does not expect to vest as a result of service conditions or the Trust’s performance expectations. The total amount recorded as deferred compensation with respect to the Units is $2,117,000 and is being charged to General and administrative expense over the approximate five year vesting period. The deferred compensation expense to be recognized is net of certain forfeiture and performance assumptions. The Trust recorded $50,000 of compensation expense related to the amortization of unearned compensation with respect to the Units in the three and nine months ended June 30, 2016.
In January 2016, the Trust granted 141,050 shares of restricted stock pursuant to the 2012 Incentive Plan (the "2012 Plan"). As of June 30, 2016, an aggregate of 667,025 shares of unvested restricted stock are outstanding pursuant to the 2012 Plan and the 2009 Incentive Plan ( collectively the "Prior Plans"). No additional awards may be granted under the Prior Plans. All restricted shares vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation. For the three months ended June 30, 2016 and 2015, the Trust recorded $221,000 and $232,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted share awards. For the nine months ended June 30, 2016 and 2015, the Trust recorded $639,000 and $676,000, respectively of compensation expense related to the amortization of unearned compensation with respect to the restricted share awards. At June 30, 2016 and September 30, 2015, $2,311,000 and $2,184,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted share awards. The weighted average vesting period of these restricted shares is 2.6 years.
Share Buyback
In February 2016, pursuant to a share repurchase program then in effect, the Trust purchased 252,000 shares of beneficial interest at the market price of $6.26 for a purchase price , including commission, of $1,584,000.
On March 11, 2016, the Board of Trustees approved a new share repurchase program authorizing the Trust to repurchase up to $5,000,000 of shares of beneficial interest through September 30, 2017. During the quarter ended June 30, 2016, the Trust purchased 66,554 shares of beneficial interest at an average market price of $7.11 for a purchase price, including commissions, of $474,000.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common shareholders for the applicable period by the weighted average number of shares of beneficial interest outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that share in the earnings of the Trust. Diluted earnings (loss) per share is determined by dividing net income (loss) applicable to common shareholders for the applicable period by the weighted average number of shares of beneficial interest outstanding during such period. For the three and nine month periods ended June 30, 2016, none of the Units are included in the diluted weighted average as they did not meet the applicable performance metrics during such periods.
Basic and diluted shares outstanding for the three months ended June 30, 2016 and 2015, were 13,932,515 and 14,101,056, respectively, and for the nine months ended June 30, 2016 and 2015 were 14,055,436 and 14,144,236, respectively.

Note 4 ‑ Real Estate Properties

A summary of real estate properties owned (including properties held for sale) follows (dollars in thousands):

	September 30, 2015 Balance	Additions	Capitalized Costs and Improvements	Depreciation	Sales	June 30, 2016 Balance
Multi-family	$605,040	$205,350	$29,225	$(16,390)	$(137,688)	$685,537
Land - Daytona, FL	7,972	—	2	—	—	7,974
Shopping centers/Retail - Yonkers, NY	2,574	—	—	(80)	—	2,494
Total real estate properties	$615,586	$205,350	$29,227	$(16,470)	$(137,688)	$696,005

The following table summarizes the preliminary allocations of the purchase prices of assets acquired during the three months ended June 30, 2016 (dollars in thousands):

Preliminary Purchase Price Allocation
Land	$18,875
Buildings and Improvements	69,688
Acquisition-related intangible assets	587
Total Consideration	$89,150

The preliminary measurements of fair value reflected above are subject to change. The Trust expects to finalize the valuations and complete the purchase price allocations within one year from the date of the applicable acquisition.

The following table summarizes the preliminary allocations of the purchase price of seven properties purchased between July 1, 2015 and June 30, 2016 and the finalized allocation of the purchase price of such properties, as adjusted, as of June 30, 2016 (dollars in thousands):

	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation
Land	$28,556	$(4,730)	$23,826
Building and improvements	181,912	4,087	185,999
Acquisition-related intangible assets	332	643	975
Total Consideration	$210,800	$—	$210,800

Note 5 ‑ Acquisitions and Dispositions

Property Acquisitions

The table below provides information for the nine months ended June 30, 2016 regarding the Trust's purchases of multi-family properties (dollars in thousands):

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Property Acquisition Costs
N. Charleston, SC (a)	10/13/2015	271	$3,625	—	$6,558	65%	—
La Grange, GA	11/18/2015	236	22,800	$16,051	6,824	100%	$57
Katy, TX	1/22/2016	268	40,250	30,750	8,150	75%	382
Macon, GA	2/1/2016	240	14,525	11,200	3,250	80%	158
Southaven, MS	2/29/2016	392	35,000	28,000	5,856	60%	413
San Antonio, TX	5/6/2016	288	35,150	26,400	6,688	65%	539
Dallas, TX	5/11/2016	494	37,000	27,938	6,750	50%	567
Columbia, SC	5/31/2016	204	17,000	12,934	4,930	80%	302
		2,393	$205,350	$153,273	$49,006		$2,418

___________________________________________________

(a) This acquisition of 41.5 acres of land was purchased for development. The initial equity includes funds contributed in connection with the commencement of construction. Acquisition costs of $63,000 related to this development have been capitalized.

The N. Charleston, SC purchase was accounted for as an asset acquisition and the other purchases were accounted for as business combinations. The purchase price for the business combinations is allocated to the acquired assets and assumed liabilities based on management's estimate of the fair value of the acquired assets and assumed liabilities at the dates of acquisition.

Property Dispositions

The following table is a summary of the real estate properties disposed of by the Trust in the nine months ended June 30, 2016 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
New York, NY	10/1/2015	1	$652	$609	—
Cordova, TN	3/2/2016	464	31,100	6,764	$2,195
Kennesaw, GA	3/15/2016	450	64,000	17,429	10,037
Pooler, GA	4/6/2016	300	38,500	5,710	1,405
Collierville, TN	6/1/2016	324	34,300	4,586	917
		1,539	$168,552	$35,098	$14,554

On June 6, 2016, the Trust sold its partnership interest in a venture that owned a Little Rock, AK property. The Trust sold its interest for $2,342,000 and recognized a gain of $386,000 on the sale.

On July 27, 2016, the Trust entered into a contract to sell the Wichita, KS property for $30,000,000. The sale is subject to customary closing conditions. The Trust anticipates a gain on the sale of the property of approximately $7,700,000 (net of a mortgage prepayment charge of $1,900,000), of which $2,900,000 will be allocated to non-controlling interests.

Note 6 –Discontinued Operations

On February 23, 2016, the Trust sold, through subsidiaries which owned such interests, its equity interests in RBH - TRB Newark Holdings, LLC (the "Newark Joint Venture"), to RBH Partners III, LLC, for $16,900,000 (the "NJV Sale"). The buyer is an affiliate of the Trust's former partners in the Newark Joint Venture. The Trust recognized a gain of $15,467,000 in connection with this sale. In addition, the Trust (i) may be paid up to an additional $900,000 by the newly formed parent of the Newark Joint Venture (“Holdco”) upon the achievement of specified investment returns, development of certain properties, realization of specified cost savings and any one or more of the foregoing and (ii) has been granted a nominal profit participation interest in Holdco. None of these amounts will be recognized until received.
Other than the agreement of the Trust's subsidiary to provide an indemnity with respect to up to $2,800,000 of obligations related to the venture, neither the Trust nor its subsidiaries have any guaranty, indemnity or similar obligations with respect to the Newark Joint Venture.
As a result of the NJV Sale, the mortgage debt in principal amount of $19,500,000 (the “NJV Debt”) owed to the Trust by this venture (which was not included on the Trust's consolidated balance sheet at September 30, 2015 as such debt and the interest that had accrued thereon was eliminated in consolidation), is reflected as a real estate loan on the balance sheet at June 30, 2016. The NJV Debt is secured by various contiguous parcels on Market Street (between University Avenue and Washington Street) in Newark, NJ. The site is approximately 68,000 square feet and has approximately 303,000 square feet of rentable space. The NJV Debt matures in June 2017 and bears an annual interest rate of 11%. Six percent (6%) is to be paid on a monthly basis ("Current Interest") and five percent (5%) is deferred (the"Deferred Interest"). Prior to the June 3, 2016 agreement described below, Deferred Interest was to be paid in June 2016 and at maturity in June 2017. At June 30, 2016, the amount of Deferred Interest that has been recognized is $2,212,000.

Effective as of June 3, 2016, the Trust entered into an agreement with the Newark Joint Venture pursuant to which the Trust agreed, among other things, (i) to defer, until September 30, 2016, the payment of the Deferred Interest owed at June 30, 2016, (ii) subject to the Trust's receipt of $750,000 of Deferred Interest, to release certain of the mortgages securing the NJV Debt in connection with the repayment (the "Repayment"), if any, of all or a portion of such debt on or before September 30, 2016, and (iii) in the event a Repayment occurs before September 30, 2016, to defer the payment of any remaining Deferred Interest until the June 2017 maturity of the NJV Debt.

The assets and liabilities as of September 30, 2015 of the discontinued operations of the Newark Joint Venture and the statement of operations for the three and nine months ended June 30, 2016 and 2015, are summarized as follows (dollars in thousands):

Balance Sheet	September 30, 2015
ASSETS
Real estate properties, net	$141,441
Restricted cash	13,277
Deferred costs, net	9,683
Deposits and escrows	93
Other assets	8,734
Total assets of discontinued operations	$173,228

LIABILITIES
Mortgage payable	$110,375
Accounts payable and accrued liabilities	6,848
Deferred income	30,990
Total liabilities of discontinued operations	$148,213

Statement of Operations
	Three Months Ended June 30,		Nine Months Ended June 30,

	2016	2015	2016	2015
Revenues:
Rental and other revenue from real estate properties	$—	$1,167	$2,437	$3,237
Other income	—	268	444	798
Total revenues	—	1,435	2,881	4,035

Expenses:
Real estate operating expenses	—	1,402	2,277	3,545
Interest expense	—	1,151	2,242	3,718
Depreciation	—	584	1,150	1,655
Total expense	—	3,137	5,669	8,918
Income from discontinued operations	—	(1,702)	(2,788)	(4,883)
Gain on sale of partnership interest	—	—	15,467	—
Discontinued operations	$—	$(1,702)	$12,679	$(4,883)

Note 7 - Real Estate Property Held For Sale

At June 30, 2016, the Sandtown Vista, Atlanta, GA property was classified as a real estate asset held for sale. The property has a book value of $27,020,000. The Trust estimates it will recognize a gain on the sale of the property of approximately $8,800,000, of which approximately $4,000,000 will be allocated to the non-controlling partner. This sale is anticipated to close in the first quarter of the Trust's 2017 fiscal year and is subject to the lender consenting to the purchaser's assumption of the mortgage loan securing the property and other customary closing conditions.

At September 30, 2015, the Grove at Trinity, Cordova, TN property, was classified as a real estate asset held for sale. This property was sold in the quarter ended March 31,2016 and the Trust recognized a gain of $ 6,764,000, of which $2,195,000 was allocated to the non-controlling partner. See Note 5 - Acquisitions and Dispositions.

Note 8 - Restricted Cash
Restricted cash represents funds that are being held for specific purposes and are therefore not generally available for general corporate purposes. As reflected on the consolidated balance sheets, Restricted cash represents funds that are held by or on behalf of the Trust specifically for capital improvements at certain multi-family properties.

Note 9 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2016	September 30, 2015
Mortgages payable (a)	$516,617	$456,064
Junior subordinated notes	37,400	37,400
Total debt obligations	$554,017	$493,464
_____________________________________
(a) Excludes mortgages payable held for sale of $27,130 and $19,248 at June 30, 2016 and September 30, 2015, respectively.

Mortgages Payable

During the nine months ended June 30, 2016, the Trust incurred the following fixed rate mortgage debt in connection with the following acquisitions (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
LaGrange, GA	11/18/15	$16,051	4.36%	-	February 2022
Katy, TX	1/22/16	30,750	4.44%	60 months	February 2026
Macon, GA	2/1/16	11,200	4.39%	24 months	February 2026
Southaven, MS	2/29/16	28,000	4.24%	60 months	March 2026
San Antonio, TX	5/6/16	26,400	3.61%	23 months	May 2023
Dallas, TX	5/11/16	27,938	4.01%	24 months	May 2028
Columbia, SC	5/31/16	12,934	4.28%	36 months	June 2026
		$153,273

During the nine months ended June 30, 2016, the Trust obtained supplemental fixed rate mortgage financing as set forth in the table below (dollars in thousands):

Location	Closing Date	Supplemental Mortgage Debt	Interest Rate	Maturity Date
Pensacola, FL	10/13/15	$3,194	4.92%	March 2022
Atlanta, GA	11/10/15	5,000	4.93%	July 2021
Houston, TX	2/9/16	3,865	4.94%	August 2021
Huntsville, AL	4/15/16	2,650	5.29%	November 2023
		$14,709

During the nine months ended June 30, 2016, $8,034,000 was advanced on the construction loan that financed the Greenville, SC (Southridge) development and $6,808,000 was advanced on the loan that is financing the N. Charleston, SC (Factory at Garco) development.

Junior Subordinated Notes

At June 30, 2016 and September 30, 2015, the Trust's junior subordinated notes had an outstanding principal balance of $37,400,000. At June 30, 2016, the interest rate on the outstanding balance is three month LIBOR + 2.00% (i.e., 2.64%).

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended June 30, 2016 and 2015 was $318,000 and $458,000, respectively; interest expense for the nine months ended June 30, 2016 and 2015 was $1,233,000 and $1,375,000, respectively. Amortization of the deferred costs, a component of interest expense, was $5,000 for each of the three months ended June 30, 2016 and 2015, and $15,000 for each of the nine months ended June 30, 2016 and 2015.

Note 10 – Related Party Transactions

The Trust paid REIT Management, a related party, advisory fees pursuant to its Advisory Agreement of $0 and $612,000, respectively, for the three months ended June 30, 2016 and 2015 and $693,000 and $1,801,000, respectively, for the nine months ended June 30, 2016 and 2015. The Advisory Agreement terminated effective December 31, 2015. Effective as of January 1, 2016, the Trust retained certain of its executive officers and its former chairman of the board to provide the services previously provided pursuant to such agreement. The aggregate fee in calendar 2016 for the provision of such services will not exceed $1,150,000. These fees totaled $287,500 in the three months ended June 30, 2016 and $575,000 in the nine months ended June 30, 2016.
Majestic Property Management Corp., a related party, provides management services to the Trust for certain properties owned by the Trust and joint ventures in which the Trust participates. These fees amounted to $7,000 and $6,000 for the three months ended June 30, 2016 and 2015, respectively and $26,000 and $23,000 for the nine months ended June 30, 2016 and 2015, respectively.
The allocation of expenses for the shared facilities, personnel and other resources used by the Trust is computed in accordance with a shared services agreement by and among the Trust and related parties. Amounts paid pursuant to the agreement are included in general and administrative expenses on the consolidated statement of operations. The Trust paid Gould Investors L.P., a related party, $47,000 and $57,000, in the three months ended June 30, 2016 and 2015, respectively, and $134,000 and $184,000 for the nine months ended June 30, 2016 and 2015, respectively, for services provided under the agreement.
In the fiscal year ended September 30, 2015, the Trust leased space from an affiliate of Gould Investors L.P. The rent paid for the nine months ended June 30, 2015, was $64,000. The building was sold to a third party and the Trust ceased paying rent to Gould Investors in February 2015.
On December 11, 2015, the Trust borrowed $8,000,000 from Gould Investors L.P. at an interest rate of 5.24%. This loan was satisfied on February 24, 2016. Interest expense during the nine months ended June 30, 2016, was $86,000.
Management of many of the Trust's multi-family properties is performed by the Trust's joint venture partners or their affiliates (none of these joint venture partners is Gould Investors L.P. or its affiliates). In addition, the Trust may pay an acquisition fee to a joint venture partner in connection with a property purchased by such joint venture. Management and acquisition fees to these related parties for the three months ended June 30, 2016 and 2015 was $1,416,000 and $353,000, respectively. For the nine months ended June 30, 2016 and 2015, these fees were $2,643,000 and $1,340,000 respectively.

Note 11 - Segment Reporting

Management determined that the Trust operates in two reportable segments: a multi-family property segment which includes the ownership, operation and development of multi-family properties; and an other assets segment which includes the ownership and operation of the Trust's other real estate assets and a real estate loan.

The following tables summarize our segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2016
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$22,281	$356	$22,637
Other income	—	608	608
Total revenues	22,281	964	23,245
Expenses:
Real estate operating expenses	10,789	155	10,944
Interest expense	5,991	23	6,014
Property acquisition costs	1,408	—	1,408
General and administrative	2,326	47	2,373
Depreciation	5,844	27	5,871
Total expenses	26,358	252	26,610
Total revenue less total expenses	(4,077)	712	(3,365)
Gain on sale of real estate	10,263	—	10,263
Gain on sale of partnership interest	386	—	386
(Loss) income from continuing operations	6,572	712	7,284
Net (income) loss attributable to non-controlling interests	(1,776)	(28)	(1,804)
Net income attributable to common shareholders before reconciling items	$4,796	$684	$5,480
Reconciling adjustment:
Discontinued operations			—
Net income attributable to common shareholders			$5,480
Segment Assets at June 30, 2016	$757,522	$30,599	$788,121

Note 11- Segment Reporting - continued

	Three Months Ended June 30, 2015
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$19,425	$353	$19,778
Other income	—	12	12
Total revenues	19,425	365	19,790
Expenses:
Real estate operating expenses	9,875	147	10,022
Interest expense	4,652	203	4,855
Advisor's fee, related party	522	90	612
General and administrative	1,571	83	1,654
Depreciation and amortization	4,423	30	4,453
Total expenses	21,043	553	21,596
Total revenues less total expenses	(1,618)	(188)	(1,806)

Net (income) loss attributable to non-controlling interests	(52)	982	930
Net (loss) income attributable to common shareholders before reconciling items	$(1,670)	$794	$(876)
Reconciling adjustment:
Discontinued operations			(1,702)
Net loss attributable to common shareholders			$(2,578)
Segment Assets at June 30, 2015	$586,648	$15,301	$601,949

Note 11- Segment Reporting - continued

	Nine Months Ended June 30, 2016
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$65,836	$1,030	$66,866
Other income	—	2,641	2,641
Total revenues	65,836	3,671	69,507
Expenses:
Real estate operating expenses	31,604	448	32,052
Interest expense	17,478	116	17,594
Advisor's fee, related party	593	100	693
Property acquisition costs	2,418	—	2,418
General and administrative	6,221	181	6,402
Depreciation	16,407	80	16,487
Total expenses	74,721	925	75,646
Total revenue less total expenses	(8,885)	2,746	(6,139)
Gain on sale of real estate	34,489	609	35,098
Gain on sale of partnership interest	386	—	386
Loss on extinguishment of debt	(2,668)	—	(2,668)
Income from continuing operations	23,322	3,355	26,677

Net (income) loss attributable to non-controlling interests	(12,555)	1,581	(10,974)
Net income attributable to common shareholders before reconciling items	$10,767	$4,936	$15,703
Reconciling adjustment:
Discontinued operations			12,679
Net income attributable to common shareholders			$28,382
Segment Assets at June 30, 2016	$757,522	$30,599	$788,121

Note 11- Segment Reporting - continued

	Nine Months Ended June 30, 2015
	Multi-Family Real Estate	Other Real Estate	Total

Rental and other revenues from real estate properties	$56,382	$993	$57,375
Other income	—	64	64
Total revenues	56,382	1,057	57,439
Expenses:
Real estate operating expenses	28,195	407	28,602
Interest expense	14,047	307	14,354
Advisor's fee, related party	1,525	276	1,801
Property acquisition costs	295	—	295
General and administrative	4,760	287	5,047
Depreciation	12,567	88	12,655
Total expenses	61,389	1,365	62,754
Total revenue less total expenses	(5,007)	(308)	(5,315)
Gain on sale of real estate	2,777	—	2,777
Income from continuing operations	(2,230)	(308)	(2,538)

Net (income) loss attributable to non-controlling interests	(1,067)	2,664	1,597
Net (loss) income attributable to common shareholders before reconciling items	$(3,297)	$2,356	$(941)
Reconciling adjustment:
Discontinued operations			(4,883)
Net loss attributable to common shareholders			$(5,824)
Segment Assets at June 30, 2015	$586,648	$15,301	$601,949

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

Junior subordinated notes: At June 30, 2016 and September 30, 2015 the estimated fair value of the notes is lower than their carrying value by approximately $16,771,000 and $21,400,000 based on a market interest rate of 6.15% and 6.37%, respectively.

Mortgages payable: At June 30, 2016, the estimated fair value of the Trust’s mortgages payable is greater than their carrying value by approximately $9,983,000 assuming market interest rates between 2.15% and 4.61% and at September 30, 2015, the estimated fair value of the Trust's mortgages payable was greater than their carrying value by approximately $890,000 assuming market interest rates between 1.99% and 15.00%. Market interest rates were determined using rates which the Trust believes reflects institutional lender yield requirements.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

The Trust’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs. The Trust does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Trust’s financial liabilities measured at fair value as of June 30, 2016 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Liabilities:
Interest rate swaps	$928	—	$928

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At June 30, 2016, these derivatives are included in other accounts payable and accrued liabilities on the consolidated balance sheet.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with them utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2016, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust determined that its derivatives valuation is classified in Level 2 of the fair value hierarchy.

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
As of June 30, 2016, the Trust had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity
Interest rate swap	$1,586	5.25%	April 1, 2022
Interest rate swap	$26,400	3.61%	May 6, 2023

The table below presents the fair value of the Trust’s derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
June 30, 2016		September 30, 2015
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Accounts payable and accrued liabilities	$928	Accounts payable and accrued liabilities	$58

As of June 30, 2016, the Trust did not have any derivative instruments that were considered to be ineffective and does not use derivative instruments for trading or speculative purposes.

The following table presents the effect of the Trust’s interest rate swaps on the consolidated statements of comprehensive loss for the dates indicated (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Amount of loss recognized on derivative in Other Comprehensive Income (loss)	$(906)	$18	$(935)	$(47)
Amount of loss reclassified from Accumulated Other Comprehensive Income (loss) into Interest Expense	$(50)	$(8)	$(65)	$(25)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three and nine months ended June 30, 2016 and June 30, 2015. During the twelve months ending September 30, 2016, the Trust estimates an additional $294,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

Credit-risk-related Contingent Features

The agreement between the Trust and its derivatives counterparties provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligations.

As of June 30, 2016, the fair value of the derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreement, was $988,000. As of June 30, 2016, the Trust has not posted any collateral related to these agreements. If the Trust had been in breach of these agreements at June 30, 2016, it could have been required to settle its obligations thereunder at its termination value of $988,000.

Note 14 – New Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Trust is currently evaluating the impact of this new standard on our consolidated financial statements.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03 Interest - Imputation of Interest, which amends the balance sheet presentation for debt issuance costs. Under the amended guidance, a company will present unamortized debt issuance costs as a direct deduction from the carrying amount of that debt liability. The guidance is to be applied on a retrospective basis, and is effective for annual reporting periods beginning after December 15, 2015, with early adoption being permitted. The Trust is evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Trust has not elected early adoption and is evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2016 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview

We are a real estate investment trust, also known as a REIT, engaged in the ownership, operation and development of multi‑family properties and the ownership and operation of other assets including real estate and a real estate loan. Effective as of January 1, 2016 we are an internally managed REIT.

Our multi‑family property activities involve the ownership, operation and development of such properties, primarily through joint ventures in which we generally have a 65% to 80% equity interest. At June 30, 2016, we own 31 multi‑family properties located in 11 states with an aggregate of 8,973 units (including 631 units at two properties, one under construction and one in lease up stage). At June 30, 2016, the net book value of the multi-family assets was $685.5 million and occupancy at the stabilized properties was 93.5%.
We own and operate various other real estate assets. At June 30, 2016, the net book value of the real property included in these other real estate assets was $30.0 million, including a real estate loan of $19.5 million. This real estate loan, which we refer to as the NJV Debt, represents the mortgage debt owed to us by the Newark Joint Venture and is secured by various contiguous parcels on Market Street (between University Avenue and Washington Street) in Newark, NJ.  The NJV Debt matures in June 2017 and bears an annual interest rate of 11%. Six percent (6%) is to be paid on a monthly basis ("Current Interest") and five percent (5%) is deferred (the "Deferred Interest"). Prior to the June 3, 2016 agreement described below the Deferred Interest was to be paid in June 2016 and at maturity in June 2017. During the nine months ended June 30, 2016, we recognized $2.2 million of Deferred Interest in other income.
Effective as of June 3, 2016, we entered into an agreement with the Newark Joint Venture pursuant to which, among other things, we agreed (i) to defer, until September 30, 2016,  the payment of the Deferred Interest owed at June 30, 2016, (ii) subject to our receipt of $750,000 of Deferred Interest, to release certain of the mortgages securing the NJV Debt in connection with the repayment (the "Repayment") of  all or a portion of such debt on or before September 30, 2016 and (iii) in the event a Repayment occurs before September 30, 2016, to defer the payment of any remaining Deferred Interest until the June 2017 maturity of the NJV Debt.
As used herein, the term "same store properties" refers to properties that were owned for the entirety of the periods being presented and excludes properties that were in development or lease up during such periods.

Acquisitions and Dispositions During the Quarter Ended June 30, 2016

We acquired three multi-family properties with an aggregate of 986 units for $89.2 million, including mortgage debt of $67.3 million. Commencing July 1, 2016, these properties are expected to generate, on a quarterly basis, $2.7 million of rental revenue, $1.5 million of real estate operating expense, $598,000 of interest expense and $480,000 of depreciation expense.

We sold two multi-family properties with an aggregate of 624 units for $72.8 million and recorded an aggregate gain of $10.3 million, of which $2.3 million was allocated to the non-controlling interest. We also sold a partnership interest in a joint venture which owned a 172 unit property. The proceeds of this sale were $2.4 million and we recognized a gain of $386,000. During the three months ended March 31, 2016, these three properties generated $2.1 million of rental revenue, $1.0 million of real estate operating expenses, $571,000 of interest expense and $376,000 of depreciation expense.

Other Dispositions in Process

At June 30, 2016, the Sandtown Vista, Atlanta, GA property is classified as a real estate asset held for sale. The closing of this transaction, which we anticipate will occur during the three months ending December 31, 2016, is subject to the lender consenting to the purchaser's assumption of the mortgage debt securing the property and other customary closing conditions. We estimate that during the three months ending December 31, 2016, we will recognize a gain on this sale of approximately $8.8 million, of which approximately $4.0 million will be allocated to the non-controlling interest.

On July 27, 2016, we entered into a contract to sell our Wichita, KS property for $30.0 million. The completion of the sale is subject to customary closing conditions. We expect the closing will occur during the three months ending September 30, 2016. We anticipate that we will recognize a gain on the sale of approximately $7.7 million (net of a mortgage prepayment charge of approximately $1.9 million), of which $2.9 million will be allocated to the non-controlling interest.

Results of Operations – Three months ended June 30, 2016 compared to three months ended June 30, 2015.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands):	2016	2015	Increase	% Change
Rental and other revenues from real estate properties	$22,637	$19,778	$2,859	14.5%
Other income	608	12	596	N/M
Total revenues	$23,245	$19,790	$3,455	17.5%

Rental and other revenues from real estate properties.

The increase is due primarily to:

•	$1.3 million from three properties acquired in the three months ended June 30, 2016,

•	$5.8 million from seven properties acquired during the nine months ended March 31, 2016,

•	$483,000 from same store properties due primarily to a net increase in rental rates at several of our multi-family properties, and

•
$825,000 from the Southridge, SC property at which construction is complete and lease up activities are ongoing. As of March 31, 2016 and June 30, 2016, the occupancy at this property was 55% and 73%, respectively.

Offsetting this increase are decreases of $4.4 million of rental revenue from the four properties sold during the nine months ended March 31, 2016 and $1.2 million from three properties sold during the three months ended June 30, 2016.

Other Income.

This increase is due to the inclusion of interest (including $222,000 of Deferred Interest that accrued during the three months ended June 30, 2016), on the NJV Debt. Through December 31, 2015, the interest income on the NJV Debt was eliminated in consolidation. As a result of the sale of our interest in the Newark Joint Venture, this interest income is now reflected on our consolidated statement of operations. See "Overview".

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015	Increase (Decrease)	% Change
Real estate operating expenses	10,944	10,022	$922	9.2%
Interest expense	6,014	4,855	1,159	23.9%
Advisor’s fees, related party	—	612	(612)	(100.0)%
Property acquisition costs	1,408	—	1,408	N/M
General and administrative	2,373	1,654	719	43.5%
Depreciation	5,871	4,453	1,418	31.8%
Total expenses	$26,610	$21,596	$5,014	23.2%

Real estate operating expenses.

The increase is due primarily to:

•	$2.6 million from seven properties acquired during the nine months ended March 31, 2016,

•	$611,000 from three properties acquired in the three months ended June 30, 2016,

•	$325,000 from the Southridge, SC property which began phasing in operations in April 2015, and

•	$125,000 from same store properties due to a net increase in repairs and maintenance at several properties.

Offsetting the increase is a net decrease of $2.5 million relating to four properties sold during the nine moths ended March 31, 2016 and $222,000 from three properties sold during the three months ended June 30, 2016.

Interest expense.

The increase is due primarily to:

•	$1.8 million from mortgages on seven properties acquired during the six months ended March 31, 2016

•	$344,000 is due to the mortgages on three properties acquired in the three months ended ended June 30, 2016,

•	$295,000 from six properties that obtained supplemental debt, and

•	$218,000 for the Southridge, SC property as we ceased capitalizing interest on buildings that were completed.

Offsetting the increase are decreases in interest expense of $994,000 relating to the mortgage debt on four properties sold during the nine months ended March 31, 2016, $363,000 relating to mortgage debt on three properties sold during the quarter ended June 30, 2016 and $141,000 relating to the decrease in the interest rate paid on our junior subordinated debt which changed on April 29, 2016 from a fixed rate of 4.91% to an adjustable rate of three month LIBOR plus 200 basis points. At June 30, 2016, the interest rate on such debt 2.64%.

Advisor’s fees, related party. The advisory agreement terminated effective December 31, 2015. The services previously provided pursuant to the advisory agreement are now provided by our executive officers and the former chairman of our board at a cost per quarter of $287,500 (the "Replacement Services"). The cost of the Replacement Services is included in general and administrative expense.

Property acquisition costs. These costs, which include acquisition fees of $892,000 paid to our joint venture partners, increased due to the acquisition of three multi-family properties in the three months ended June 30, 2016.

General and administrative. These costs increased primarily as a result of the inclusion of the fees related to the Replacement Services, increased professional fees related to corporate level transactions, and, to a lesser extent, increased compensation costs due to higher compensation levels.

Depreciation
The increase is due to:

•	$2.2 million from seven properties acquired during the nine months ended March 31, 2016

•	$413,000 from three properties acquired during the three months ended June 30, 2016, and

•	$175,000 due to the commencement of depreciation upon completion of certain buildings at the Southridge, SC property.

Offsetting the increase are decreases of $1.3 million from four properties sold during the nine months ended March 31, 2016, $466,000 from the finalization of purchase price allocations with respect to certain properties acquired in the 12 months ended June 30, 2016, and $372,000 related to three properties sold during the three months ended June 30, 2016.

Other Income and Expenses

Gain on sale of real estate. During the three months ended June 30, 2016, we sold two multi family properties for an aggregate of $72.8 million and recognized an aggregate gain of $10.3 million, of which $2.3 million was allocated to non-controlling interests.
Gain on sale of partnership interest. During the three months ended June 30, 2016, we sold our interest in a joint venture that owned a property and recognized a gain of $386,000 on the sale.
Discontinued operations. During the three months ended March 31, 2016, we sold our interest in the Newark Joint Venture and reclassified the operations of the venture to discontinued operations for all comparative periods.
Results of Operations – Nine months ended June 30, 2016 compared to the nine months ended June 30, 2015.

Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended June 30,
(Dollars in thousands):	2016	2015	Increase	% Change
Rental and other revenues from real estate properties	$66,866	$57,375	$9,491	16.5%
Other income	2,641	64	2,577	N/M
Total revenues	$69,507	$57,439	$12,068	21.0%

Rental and other revenues from real estate properties.

The increase is due primarily to:

•	$9.1 million from the inclusion, for the full nine months, of four multi-family properties that were only owned for a portion of the corresponding period in the prior year,

•	$6.5 million from seven stabilized multi-family properties acquired in the nine months ended June 30, 2016,

•	$2.0 million from the Southridge ,SC property as a result of commencement of lease up activities in April 2015, and

•	$1.7 million from same store operations due primarily to a net increase in rental rates at several of our multi-family properties.

Offsetting the increase is a decrease of $6.5 million of rental revenue from three properties sold prior to October 1, 2015 and a net decrease of $3.3 million from five properties sold during the nine months ended June 30, 2016.

Other income This increase is due to the inclusion of $2.6 million of interest (including $2.1 million of Deferred Interest) on the NJV Debt.

Expenses

The following table compares our expenses for the periods indicated:

	Nine Months Ended June 30,
(Dollars in thousands)	2016	2015	Increase (Decrease)	% Change
Real estate operating expenses	$32,052	$28,602	$3,450	12.1%
Interest expense	17,594	14,354	3,240	22.6%
Advisor’s fees, related party	693	1,801	(1,108)	(61.5)%
Property acquisition costs	2,418	295	2,123	719.7%
General and administrative	6,402	5,047	1,355	26.8%
Depreciation	16,487	12,655	3,832	30.3%
Total expenses	$75,646	$62,754	$12,892

Real estate operating expenses.

The increase is due primarily to:

•	$4.4 million from the inclusion, for the full nine months ended June 30, 2016, of four multi-family properties that were owned for a portion of the corresponding period in the prior year,

•	$2.8 million from seven stabilized multi-family properties acquired in the nine months ended June 30, 2016,

•	$804,000 at the Southridge development which commenced operations in April 2015, and

•	$370,000 from same store operations as a result of increases in repairs and maintenance and real estate taxes at several properties.

Offsetting this increase is a net decrease in operating expenses of $3.9 million relating to three properties sold prior to October 1, 2015 and $ 901,000 from five properties sold during the nine months ended June 30, 2016.

Interest expense.

The increase is due primarily to:

•
$2.7 million from the inclusion, for the full nine months ended June 30, 2016, of interest expense of four multi-family properties that were owned for a portion of the corresponding period in the prior year,

•	$2.0 million is due to the mortgages on the seven multi-family properties acquired in the nine months ended June 30, 2016, and

•	$622,000 from five properties that obtained supplemental debt, and

•	$392,000 from the Southridge, SC property as we ceased capitalizing interest as buildings were completed.

Offsetting this increase are decreases in interest expense of $1.4 million related to mortgage debt on three properties sold prior to October 1, 2015 and $1.1 million of interest expense from five properties sold during the nine months ended June 30, 2016.

Advisor’s fees, related party. The decrease is due to the termination of the advisory agreement effective December 31, 2015.

Property acquisition costs. These costs, which include acquisition fees of $1.3 million paid to our joint venture partners, increased due to the acquisition of seven multi-family properties in the nine months ended June 30, 2016.

General and administrative. These costs increased primarily as a result of the inclusion of fees for the Replacement Services, increased professional fees related to corporate activities and increased compensation costs due to higher compensation levels.

Depreciation.
The increase is due to:

•
$3.7 million from the inclusion, for the full nine months ended June 30, 2016, of depreciation from four multi-family properties that were only owned for a portion of the corresponding period in the prior year.,

•	$1.8 million from the seven multi-family properties acquired during the nine months ended June 30, 2016,

•	$695,000 from the finalization of purchase price allocations with respect to properties acquired in the nine months ended June 30, 2016, and

•	$764,000 due to completion of buildings at our Southridge, SC property.

Offsetting the increase are decreases of $1.2 million of depreciation related to three properties sold prior to October 1, 2015 and $1.9 million of depreciation from five properties sold in the nine months ended June 30, 2016.

Other Income and Expenses

Gain on sale of real estate. In the nine months ended June 30, 2016, we sold four multi family properties and a cooperative apartment unit for an aggregate of $168.5 million and recognized an aggregate gain of $35.1 million of which $14.6 million was allocated to non-controlling interests. The 2015 period includes the sale of a multi family property for a $2.8 million gain.
Gain on sale of partnership interest. In the nine months ended June 30, 2016, we sold our interest in a joint venture that owned a multi-family property and recognized a gain of $386,000 on the sale.
Loss on extinguishment of debt. We incurred a $2.7 million mortgage prepayment charge in connection with the sale of a property,
Discontinued operations. In the nine months ended ended June 30, 2016, we sold our interest in the Newark Joint Venture and reclassified the operations of the venture to discontinued operations for all comparative periods. The nine months ended June 30, 2016 reflects the gain on the sale of our interest, net of the operating losses incurred during such period.
Liquidity and Capital Resources
We require funds to acquire properties, repay borrowings and pay operating expenses. Generally, our primary sources of capital and liquidity are the operations of, and distributions from, our multi-family properties, our available cash (including restricted cash), mortgage debt financing and our share of proceeds from the sale of multi-family properties. At June 30, 2016, our available cash, excluding restricted cash of $6.4 million intended for capital improvements at 15 multi-family properties, is approximately $37.7 million.
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
We anticipate that the construction and other costs associated with the N. Charleston, SC development project will be funded by capital previously contributed by our joint venture partner and us and in-place construction financing of up to $30.3 million . As of June 30, 2016, $6.8 million has been drawn against the project.
Statements of Cash Flows
As of June 30, 2016 and 2015, we had cash and cash equivalents of $37.7 million and $16.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	Nine Months Ended June 30,
	2016	2015
Cash flow from operating activities	$6,898	$12,005
Cash flow used in investing activities	(41,898)	(38,583)
Cash flow from financing activities	57,171	19,583
Net change in cash and cash equivalents	22,171	(6,995)
Cash and cash equivalents a beginning of year	15,556	23,181
Cash and cash equivalents at end of year	$37,727	$16,186
The decrease in cash flow provided by operating activities in 2016 is due to an increase in deposits and escrows and other assets (primarily interest receivable).
The decrease in cash flow used in investing activities in 2016 is due primarily to the reduction in changes in our restricted cash balances at the Newark Joint Venture and our multi-family properties and the purchase of seven operating properties in the current fiscal year, offset by the proceeds from the sale of our Newark Joint Venture interest.
The increase in cash flow from financing activities in 2016 is due primarily to increased mortgage borrowing activity due to the purchase of seven properties and increased other borrowings.
Cash Distribution Policy
We have not paid cash dividends since 2010. At June 30, 2016, we estimate that our net operating loss carry-forward is approximately $30 million to $40 million. Since we can offset our future taxable income, if any, against our tax loss carry-forward until the earlier of 2029 or the tax loss carry-forward has been fully used, we are not currently required by the Internal Revenue Code to pay a dividend to maintain our REIT status.

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

Funds from Operations; Adjusted Funds from Operations - cont'd

The table below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
GAAP Net income (loss) attributable to common shareholders	$5,480	$(2,578)	$28,382	$(5,824)
Add: depreciation of properties	5,871	5,033	17,636	14,299
Add: our share of depreciation in unconsolidated joint ventures	5	5	15	15
Add: amortization of deferred leasing costs	—	16	15	47
Deduct: gains on sale of real estate and partnership interest	(10,649)	—	(50,951)	(2,777)
Adjustments for non-controlling interests	655	(1,209)	10,093	(2,233)
NAREIT Funds from operations attributable to common shareholders	1,362	1,267	5,190	3,527

Adjustments for: straight line rent accruals	(1)	(117)	(130)	(318)
Add: amortization of restricted stock and restricted stock units	271	232	689	676
Add: amortization of deferred mortgage costs	248	514	1,416	1,723
Adjustments for non-controlling interests	(50)	(149)	(432)	(549)
Adjusted funds from operations attributable to common shareholders	$1,830	$1,747	$6,733	$5,059

Funds from Operations; Adjusted Funds from Operations - cont'd

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
GAAP Net income (loss) attributable to common shareholders	$0.39	$(0.18)	$2.02	$(0.41)
Add: depreciation of properties	0.42	0.36	1.25	1.01
Add: our share of depreciation in unconsolidated joint ventures	—	—	—	—
Add: amortization of deferred leasing costs	—	—	—	—
Deduct: gain on sale of real estate and partnership interest	(0.76)	—	(3.62)	(0.20)
Adjustment for non-controlling interests	0.05	(0.09)	0.72	(0.07)
NAREIT Funds from operations attributable to common shareholders	0.10	0.09	0.37	0.33

Adjustments for: straight line rent accruals	—	(0.01)	(0.01)	(0.02)
Add: amortization of restricted stock and restricted stock units	0.02	0.02	0.05	0.05
Add: amortization of deferred mortgage costs	0.02	0.04	0.10	0.12
Adjustments for non-controlling interests	—	(0.01)	(0.03)	(0.04)
Adjusted funds from operations attributable to common shareholders	$0.14	$0.13	$0.48	$0.44

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than four mortgages, two of which is subject to interest rate swap agreements. With respect to the remaining two variable rate mortgages, an increase of 100 basis points in interest rates would reduce annual net income by $443,000 and a decrease of 100 basis points would increase annual net income by $288,000.

As of June 30, 2016, we had two interest rate swap agreements outstanding. The fair value of our interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. At June 30, 2016, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on the derivative instruments would have decreased by approximately $1.73 million and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instrument would have increased by approximately $1.65 million. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. A 100 basis point increase in the rate would result in an increase, from the current expense, in interest expense of $374,000 and a 100 basis point decrease in the rate would result in a $244,000 decrease, from the current expense, in interest expense.

As of June 30, 2016, based on the number of residential units in each state, 27% of our properties are located in Texas, 13% in Florida, 12% in South Carolina, 12% in Georgia, and 9% in Alabama and the remaining 27% in six other states and we are therefore subject to risks associated with the economics in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2016 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2016, our Board of Trustees authorized us to repurchase up to $5.0 million of our shares through September 30, 2017. The table below provides information regarding our repurchase of our common shares pursuant to such authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2016	59,232	$7.10	59,232	$4,579,453
May 1 - May 31, 2016	3,900	7.25	3,900	4,551,196
June 1 - June 30, 2016	3,422	7.20	3,422	4,526,543
Total	66,554		66,554
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

BRT REALTY TRUST
(Registrant)

August 9, 2016	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

August 9, 2016	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)