Form 10-K
period 2016-09-30
BRT REALTY TRUST
filed 2016-12-13
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
Or
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
Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $54.4 million based on the last sale price of the common equity on March 31, 2016, which is the last business day of the registrant's most recently completed second quarter.
As of December 1, 2016, the registrant had 13,898,835 Shares of Beneficial Interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual meeting of shareholders of BRT Realty Trust to be filed not later than January 30, 2017 are incorporated by reference into Part III of this Form 10-K.

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
Forward-looking statements contained in this Annual Report on Form 10- K are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors which may cause actual results to vary from our forward-looking statements include, but are not limited to:

•	factors described in this Annual Report on Form 10-K, including those set forth under the captions "Risk Factors" and "Business";

•	our acquisition strategy, which may not produce the cash flows or income expected;

•	competition could adversely affect our ability to acquire properties;

•	competition could limit our ability to lease apartments or increase or maintain rental income;

•	losses from catastrophes may exceed all insurance coverage;

•	a limited number of multi-family property acquisition opportunities acceptable to us;

•	national and local economic and business conditions;

•	general and local real estate property market conditions;

•	the condition of Fannie Mae or Freddie Mac, which could adversely impact us;

•	our failure to comply with laws, including those requiring access to our properties by disabled persons, which could result in substantial costs;

•	insufficient cash flows, which could limit our ability to make required payments on our debt obligations;

•	an inability to renew, repay, or refinance our outstanding debt;

•	limitation of credit by institutional lenders;

•	impairment in the value of real estate property we own;

•	failure of property managers to properly manage properties;

•	disagreements with, or misconduct by, joint venture partners;

•	changes in national and local government policies;

•	increases in real estate taxes at properties we acquire due to such acquisitions or other factors;

•	changes in Federal, state and local governmental laws and regulations;

•	changes in interest rates; and

•	the availability of and costs associated with sources of capital and liquidity.
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

PART I
Item l.    Business.
General
We are an internally managed real estate investment trust, also known as a REIT, that is primarily focused on the ownership, operation and development of multi-family properties. These activities are primarily conducted through joint ventures in which we typically have an 80% equity interest in the entity owning the property. At September 30, 2016, we own 33 multi-family properties (four of which are wholly-owned) located in ten states with an aggregate of 9,420 units and a net book value of approximately $783.1 million. At November 30, 2016, we own 32 multi-family properties (four of which are wholly owned) located in 11 states with an aggregate of 9,066 units, including a development project at which the construction of a 339 unit multi-family property is contemplated. Most of our properties are located in the Southeast United States and Texas. We commenced our multi-family activities in March 2012.
For more than the past five years, we also engaged in two other principal business activities: (i) real estate lending; and (ii) the ownership, operation and development of commercial, mixed use and other real estate assets.
Our real estate lending activities involved originating and holding for investment short-term senior mortgage loans secured by commercial and multi-family real estate property in the United States. These lending activities decreased during the past five years (i.e., $0, $0, $5.0 million, $5.5 million and $70.3 million of loan originations in 2016, 2015, 2014, 2013 and 2012, respectively). As of November 1, 2014, we are no longer engaged in real estate lending.
We also own and operate other real estate assets. During the past several years, these other real estate assets primarily consisted of our interest in a consolidated joint venture, which we refer to as the Newark Joint Venture, which owned several properties (including development sites) in Newark, New Jersey. At September 30, 2015, the net book value of the Newark Joint Venture's real estate assets was $141.4 million. On February 23, 2016, we sold all of our interest in the Newark Joint Venture for $16.9 million, and in the quarter ended March 31, 2016, recognized a $15.5 million gain on this sale. As a result of this sale, the $19.5 million mortgage loan owed to us by the Newark Joint Venture (the "NJV Loan Receivable"), which prior to such sale had been eliminated in consolidation, is reflected on our consolidated balance sheet as a real estate loan. See Notes 1 and 4 to our consolidated financial statements. At September 30, 2016, the net book value of our other real estate assets, including the NJV Loan Receivable, is $30.0 million. See " - Our Other Real Estate Assets and Activities."
Information regarding our multi-family property and other real estate assets segments is included in Note 4 to our consolidated financial statements and is incorporated herein by this reference. The financial information, including our consolidated financial statements, included herein has been reclassified to present our real estate lending activities and the assets, liabilities and results of operations of the Newark Joint Venture as discontinued operations. See Notes 1 and 4 to our consolidated financial statements.
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
Unless otherwise indicated or the context otherwise requires, all references to (i) "us", "we" or terms of like import refer to BRT Realty Trust and its consolidated subsidiaries and the term "BRT" refers to BRT Realty Trust and its wholly owned subsidiaries, (ii) a year (e.g., 2016) refers to the applicable fiscal year ended September 30th, (iii) the sale of properties includes the sale of our partnership interest in a venture that owned Village Green, a Little Rock, AK multi-family property, and (iv) "same store properties" refer to properties that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phase, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing development or significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy.

Our Multi-Family Property Activities
Generally, our multifamily properties are garden apartment, mid-rise or town home style properties that provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and cable television access. Residential leases are typically for a one year term and may require security deposits equal to one month's rent. Substantially all of the units at these properties are leased at market rates. Set forth below is selected information regarding the multi-family properties owned by us as of September 30, 2016:

Property Name and Location	Number of Units	Age(1)	Acquisition Date	Our Percentage Ownership (%)	Average Monthly Rental Rate per Occupied Unit 2016 (2)($)	Average Monthly Rental Rate per Occupied Unit 2015 (2)($)	Average Monthly Rental Rate per Occupied Unit 2014 (2)($)	Average Monthly Rental Rate per Occupied Unit 2013 (2)($)
The Fountains Apartments—Palm Beach Gardens, FL(3)	542	45	3/22/2012	80	1,239	1,169	1,050	1,000
Waverly Place Apartments—Melbourne, FL(3)	208	29	3/30/2012	80	866	798	722	655
Silvana Oaks Apartments—N. Charleston, SC	208	6	10/4/2012	100	1,077	998	970	903
Avondale Station—Decatur, GA	212	62	11/19/2012	100	920	852	776	708
Spring Valley Apartments—Panama City, FL(6)	160	29	1/11/2013	80	849	807	760	699
Stonecrossing Apartments—Houston, TX(3)	240	38	4/19/2013	91	906	884	856	832
Pathways—Houston, TX(3)	144	37	6/7/2013	91	909	886	823	791
Autumn Brook Apartments—Hixon, TN(6)	156	27	6/25/2013	75	795	756	746	743
Ashwood Park — Pasadena, TX(3)	144	32	10/15/2013	80	746	696	642	632
Meadowbrook Apartments—Humble, TX(3)	260	34	10/15/2013	80	757	705	641	659
Parkside Apartments—Humble, TX(3)	160	33	10/15/2013	80	781	734	669	690
Brixworth at Bridge Street—Huntsville, AL	208	31	10/18/2013	80	688	655	650	668
Newbridge Commons—Columbus, OH	264	17	11/21/2013	100	762	729	691	684
Waterside at Castleton—Indianapolis, IN	400	33	1/21/2014	80	642	621	609	—
Southridge—Greenville, SC(4)	350	1	1/31/2014	74	1,255	N/A	N/A	—
Crossings of Bellevue—Nashville, TN	300	31	4/2/2014	80	1,032	955	907	—
Sandtown Vista—Atlanta, GA(6)	350	6	6/26/2014	80	922	847	817	—
Kendall Manor—Houston, TX	272	35	7/8/2014	80	833	796	769	—
Avalon Apartments—Pensacola, FL	276	8	12/22/2014	98	970	912	—	—
Apartments at Venue—Valley, AL	618	5	7/27/2015	61	724	715	—	—
Parkway Falls—San Marcos, TX	192	2	9/10/2015	80	998	852	—	—
Cedar Lakes - Lake St. Louis, MO	420	30	9/25/2015	80	788	715	—	—
Factory at GARCO Park—N. Charleston, SC(5)	271	N/A	10/13/2015	65	N/A	N/A	—	—
Woodland Trails—LaGrange, GA	236	7	11/18/2015	100	832	849	—	—
Cinco Ranch— Katy, TX	268	8	1/22/2016	75	1,177	—	—	—
River Place — Macon, GA	240	28	2/1/2016	80	622	—	—	—
Civic Center I—Southaven, MS	392	14	2/29/2016	60	825	—	—	—
Shavano Park— San Antonio, TX	288	2	5/6/2016	65	953	—	—	—
Chatham Court— Dallas, TX	494	31	5/11/2016	50	813	—	—	—
Waters Edge— Columbia, SC	204	20	5/31/2016	80	821	—	—	—
Lenox Park— Atlanta, GA	271	27	8/15/2016	74	1,190	—	—	—
Civic Center II — Southaven, MS	384	10	9/1/2016	60	879	—	—	—
Verandas at Alamo Ranch—San Antonio, TX	288	1	9/19/2016	72	974	—	—	—
Total	9,420
(1)Reflects the approximate age of the property based on the year original construction was completed.
(2)Gives effect to rent concessions. Monthly rental rate per unit reflects our period of ownership.

(3)
Ashwood Park, Meadowbrook Apartments and Parkside Apartments are owned by one joint venture, Waverly Place Apartments and The Fountains Apartments are owned by one joint venture and Stonecrossing Apartments and Pathways are owned by one joint venture.

(4)	A ground up project we developed with a joint venture partner. We sold this property in October 2016 during its lease-up phase.
(5) This development is substantially complete and we anticipate lease up will begin in January 2017.

(6)	This property was sold subsequent to September 30, 2016.

Set forth below is selected information regarding the average physical occupancy of the multi-family properties owned by us as of September 30, 2016:

Property Name and Location	Number of Units	Age(1)	Acquisition Date	Average Physical Occupancy in 2016 (%) (2)	Average Physical Occupancy in 2015 (%) (2)	Average Physical Occupancy in 2014 (%) (2)	Average Physical Occupancy in 2013 (%) (2)
The Fountains Apartments—Palm Beach Gardens, FL(3)	542	45	3/22/2012	96.0	96.3	96.6	94.9
Waverly Place Apartments—Melbourne, FL(3)	208	29	3/30/2012	97.9	94.0	95.9	96.1
Silvana Oaks Apartments—N. Charleston, SC	208	6	10/4/2012	93.3	93.6	93.4	93.1
Avondale Station—Decatur, GA	212	62	11/19/2012	94.6	97.1	96.8	96.0
Spring Valley Apartments—Panama City, FL(6)	160	29	1/11/2013	95.4	96.9	95.2	94.7
Stonecrossing Apartments—Houston, TX(3)	240	38	4/19/2013	92.1	93.5	94.3	96.8
Pathways—Houston, TX(3)	144	37	6/7/2013	89.8	92.6	93.7	96.6
Autumn Brook Apartments—Hixon, TN(6)	156	27	6/25/2013	93.2	95.1	95.4	96.4
Ashwood Park — Pasadena, TX(3)	144	32	10/15/2013	95.8	96.5	95.0	97.2
Meadowbrook Apartments—Humble, TX(3)	260	34	10/15/2013	94.4	95.0	94.6	96.0
Parkside Apartments—Humble, TX(3)	160	33	10/15/2013	93.0	95.5	93.9	92.5
Brixworth at Bridge Street—Huntsville, AL	208	31	10/18/2013	96.8	93.7	93.3	86.1
Newbridge Commons—Columbus, OH	264	17	11/21/2013	96.9	95.4	90.5	87.0
Waterside at Castleton—Indianapolis, IN	400	33	1/21/2014	94.1	92.1	90.7	—
Southridge—Greenville, SC(4)	350	1	1/31/2014	62.8	N/A	N/A	—
Crossings of Bellevue—Nashville, TN	300	31	4/2/2014	97.8	97.1	97.9	—
Sandtown Vista—Atlanta, GA(6)	350	6	6/26/2014	94.7	95.4	92.8	—
Kendall Manor—Houston, TX	272	35	7/8/2014	93.9	94.4	91.2	—
Avalon Apartments—Pensacola, FL	276	8	12/22/2014	91.9	90.9	—	—
Apartments at Venue—Valley, AL	618	5	7/27/2015	90.3	93.4	—	—
Parkway Falls—San Marcos, TX	192	2	9/10/2015	93.6	95.3	—	—
Cedar Lakes - Lake St. Louis, MO	420	30	9/25/2015	91.9	93.4	—	—
Factory at GARCO Park—N. Charleston, SC(5)	271	N/A	10/13/2015	N/A	N/A	—	—
Woodland Trails—LaGrange, GA	236	7	11/18/2015	94.6	96.2	—	—
Cinco Ranch— Katy, TX	268	8	1/22/2016	90.5	—	—	—
River Place — Macon, GA	240	28	2/1/2016	97.2	—	—	—
Civic Center I—Southaven, MS	392	14	2/29/2016	97.7	—	—	—
Shavano Park— San Antonio, TX	288	2	5/6/2016	83.4	—	—	—
Chatham Court— Dallas, TX	494	31	5/11/2016	93.4	—	—	—
Waters Edge— Columbia, SC	204	20	5/31/2016	94.2	—	—	—
Lenox Park— Atlanta, GA	271	27	8/15/2016	94.0	—	—	—
Civic Center II — Southaven, MS	384	10	9/1/2016	97.4	—	—	—
Verandas at Alamo Ranch—San Antonio, TX	288	1	9/19/2016	85.8	—	—	—
Total	9,420

(1)Reflects the approximate age of the property based on the year original construction was completed.
(2)Average physical occupancy per unit reflects our period of ownership.

(3)
Ashwood Park, Meadowbrook Apartments and Parkside Apartments are owned by one joint venture, Waverly Place Apartments and The Fountains Apartments are owned by one joint venture and Stonecrossing Apartments and Pathways are owned by one joint venture.

(4)	A ground up project we developed with a joint venture partner. We sold this property in October 2016 during its lease-up phase.
(5) This development is substantially complete and we anticipate lease up will begin in January 2017.

(6)	This property was sold subsequent to September 30, 2016.

The following table set forth certain information, presented by state, related to our properties as of September 30, 2016 (dollars in thousands):

State	Number of Properties	Number of Units	Estimated 2017 Revenue(1)	Percent of 2017 Estimated Revenue
Texas	11	2,750	$29,265	32.9%
Florida	4	1,186	14,076	15.9%
Georgia	5	1,309	11,123	12.5%
Mississippi	2	776	8,166	9.2%
Alabama	2	826	6,966	7.8%
South Carolina	4	1,033	5,689	6.4%
Tennessee	2	456	4,065	4.6%
Missouri	1	420	3,854	4.3%
Indiana	1	400	3,152	3.6%
Ohio	1	264	2,440	2.8%
Total	33	9,420	$88,796	100%
_______________________________________________________________________________

(1)
Reflects our estimate of the rental and other revenues to be generated in 2017 by our multi-family properties located in such state. Excludes the effect of property acquisitions and dispositions that occurred after September 30, 2016.

The following table sets forth the properties we acquired between October 1, 2016 and November 30, 2016 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition mortgage debt	Initial BRT Equity	Ownership Percentage(%)	Property Acquisition Costs
Fredricksburg, VA	11/4/2016	220	$38,490	$29,940	$8,720	80%	$643
Columbia, SC	11/10/2016	374	58,300	41,000	5,670	32%	71
Columbia, SC (1)	11/10/2016	339	5,915	—	8,665	46%	—
		933	$102,705	$70,940	$23,055		$714

(1) This is a ground-up development project at which the construction of a 339 unit multi-family complex is expected to be completed in various stages from March 2018 to March 2019.
Our Acquisition Process and Underwriting Criteria
We identify multi-family property acquisition opportunities primarily through relationships developed over time by our officers with our former borrowers, current joint venture partners, real estate investors and brokers. We are interested in acquiring the following types of multi-family properties:

•	Class B or better properties with strong and stable cash flows in markets where we believe there exists opportunity for rental growth and with potential for further value creation;

•	Class B or better properties that offer significant potential for capital appreciation through repositioning or rehabilitating the asset to drive rental growth;

•	properties available at opportunistic prices providing an opportunity for a significant appreciation in value; and

•	development of Class A properties in markets where we believe we can generate significant returns from the operation and if appropriate, sale of the development.
Our current goal is to acquire properties with cap rates ranging from 5% to 6.25% and that will provide stable risk adjusted total returns (i.e., operating income plus capital appreciation). In identifying opportunities that will achieve such goal, we seek acquisitions that will achieve an approximate 7% to 9% annual return on invested cash and an internal rate of return of approximately 9% to 18%. We have also focused, but have not limited ourselves, to acquiring properties located in the Southeast United States and Texas. Subject to the foregoing, we are opportunistic in pursuing multi-family property acquisitions and do not mandate any specific acquisition criteria, though we take the following into account in evaluating an acquisition opportunity: location, size of the target market, property quality, availability and terms and conditions of long term fixed rate mortgage debt, potential for capital appreciation or recurring income, extent and nature of contemplated capital improvements and property age. We generally acquire properties with a joint venture partner with knowledge and experience in owning and operating multi-family properties in the target market as this enhances our understanding of such market and assists us in managing our risk with respect to a particular acquisition.
Approvals of the acquisition of a multi-family property are based on a review of property information as well as other due diligence activities undertaken by us and, as applicable, our venture partner. Those activities include a consideration of economic, demographic and other factors with respect to the target market and sub-market (including the stability of its population and the potential for population growth, the economic and employment base, presence of and barriers to entry of alternative housing stock, market prices for comparable properties, the competitive positioning of the proposed acquisition and the regulatory environment (i.e. applicable rent regulation)), a review of an independent third party property condition report, a Phase I environmental report with respect to the property, a review of recent and projected results of operations for the property prepared by the seller, us or our joint venture partner, an assessment of our joint venture partner's knowledge and expertise with respect to the acquisition and operation of multi-family properties and the relevant market and sub-market, a site visit to the property and the surrounding area, an inspection of a sample of units at the property, the potential for rent increases and the possibility of enhancing the property and the costs thereof. To the extent a property to be acquired requires renovations or improvements, or if we and our joint venture partner believe that improving a property will generate greater rent, funds are generally set aside by us and our joint venture partner at the time of acquisition to provide the capital needed for such renovation and improvements. At September 30, 2016, an aggregate of $7.4 million has been set aside to fund improvements at specific multi-family properties.
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
Before a property is acquired, the acquisition must be reviewed and approved by our investment committee. Approval requires the assent of not less than four of the seven members of this committee, all of whom are our executive officers. The approval of our board of trustees is required for any single multi-family property acquisition in which our equity investment exceeds $15 million.
We are partners in two multi-family development opportunities with the same joint venture partner or its affiliates. We pursue these opportunities when we believe the potential higher returns justify the additional risks. The factors considered in pursuing these opportunities generally include the factors considered in evaluating a standard acquisition opportunity, and we place additional emphasis on our joint venture partner's ability to execute a development project. Though we may from time-to-time pursue other development activities, we do not anticipate development properties will constitute a significant part of our portfolio.
Property Sales
We monitor our portfolio to identify appropriate disposition candidates. Factors considered in deciding whether to dispose of a property generally include our evaluation of the current market price of such property to projected economics for such property and adverse changes in the factors considered by us in acquiring such property. We also believe it is important for us to maintain strong relationships with our joint venture partners. Accordingly, we also take into account our partners' desires with respect to property sales. If our partners deem it in their own economic interest to dispose of a property at an earlier date than we would otherwise dispose of a property, we may accommodate such request.
Set forth below is information regarding properties sold, other than the sale of our interests in the Newark Joint Venture, during 2016 (dollars in thousands):

Property Name and Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner's share of the gain
New York, NY(1)	10/1/2015	1	$652	$609	—
Grove at Trinity Pointe - Cordova, TN	3/2/2016	464	31,100	6,764	$2,195
Mountain Park Estates - Kennesaw, GA	3/15/2016	450	64,000	17,429	10,037
Courtney Station - Pooler, GA	4/6/2016	300	38,500	5,710	1,405
Madison at Schilling Farms - Collierville, TN	6/1/2016	324	34,300	4,586	917
Village Green - Little Rock, AK (2)	6/6/2016	172	2,372	386	—
Sundance - Wichita, KS	9/1/2016	496	30,400	10,718	4,149
New York, NY(1)	9/30/2016	1	725	662	—
		2,208	$202,049	$46,864	$18,703
(1) Sale of a cooperative apartment unit included in our other real estate segment.
(2) Sale of a partnership interest.

The following table summarizes information regarding properties sold from October 1, 2016 through November 30, 2016:

Property Name and Location	Sale Date	No. of Units	Sales Price	Estimated Gain on Sale	Non-controlling partner's share of the estimated gain
Southridge - Greenville, SC	10/19/2016	350	$68,000	$18,937	$9,669
Spring Valley - Panama City, FL(1)	10/26/2016	160	14,720	7,390	3,732
Sandtown Vistas - Atlanta, GA	11/21/2016	350	36,750	8,796	4,046
Autumn Brook - Hixson, TN(1)	11/30/2016	156	10,775	479	120
		1,016	$130,245	$35,602	$17,567
(1) Property classified as held for sale at September 30, 2016.
Joint Venture Arrangements
The arrangements with our multi-family property joint venture partners are deal specific and vary from transaction to transaction. Generally, these arrangements provide for us and our partner to receive net cash flow available for distribution in the following order of priority (and in certain cases, we are entitled to these distributions on a senior or preferential basis):

•	a preferred return of 10% on each party's unreturned capital contributions, until such preferred return has been paid in full,

•	the return in full of each party's capital contribution, and

•	the remaining net cash flow is distributed based upon satisfaction of performance hurdles which vary by transaction.
Though, as noted above, each joint venture operating agreement contains different terms, such agreements generally provide for a buy-sell procedure under specified circumstances, including (i) after the passage of time (e.g., two years after the acquisition), (ii) if the partners are unable to agree on major decisions, (iii) upon a change in control of our subsidiary owning the interest in the joint venture, or (iv) one or more of the foregoing. Further, these arrangements may also allow us, and in some cases, our joint venture partner, to force the sale of the property after it has been owned by the joint venture for a specified period (e.g., four to five years after the acquisition).
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

Mortgage Debt
The following table sets forth scheduled principal (including amortization) mortgage payments due for all our properties as of September 30, 2016 (amounts in thousands):

YEAR	Principal Payments Due
2017	$5,650
2018	6,828
2019	127,067
2020	32,431
2021	46,683
Thereafter	402,723
Total	$621,382
As of September 30, 2016, the weighted average annual interest rate of the mortgage debt on our 33 multi-family properties is 3.98% and the weighted average remaining term to maturity of such debt is approximately seven years. The mortgage debt associated with our multi-family properties is generally non-recourse to (i) the joint venture that owns the property, subject to standard carve-outs and (ii) to us and our subsidiary acquiring the equity interest in such joint venture. We, at the parent entity level (i.e., BRT Realty Trust), are the standard carve-out guarantor with respect to the Avalon, Silvana Oaks,Woodland Trails, Stonecrossing, Pathway and Avondale properties. (The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create a lien on a property and the conversion of security deposits, insurance proceeds or condemnation awards.) At September 30, 2016, the principal amount of mortgage debt outstanding with respect to the properties at which we are the carve-out guarantor is approximately $83.3 million.
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

Changes in our Multi-Family Portfolio
Set forth below is a summary of our multi-family property acquisition activities from October 1, 2012 through November 30, 2016:

Year	Number of Multi-Family Properties Acquired	Number of Units Acquired
2012	5	1,451
2013	9	2,334
2014	13	4,174
2015	4	1,506
2016	11	3,336
2017 (1)	3	933
Total	45	13,734

(1) Includes the purchase of land in Columbia, SC on which we are in the process of developing a 339 unit multi-family complex.

Set forth below is a summary of our multi-family dispositions from October 1, 2015 through November 30, 2016. There were no sales prior to 2015:

Year	Number of Multi-Family Properties Sold	Number of Units Sold
2015	3	1,175
2016	6	2,206
2017	4	1,016
Total	13	4,397
Our Other Real Estate Assets and Activities
Other Real Estate Assets
We also own the following other real estate assets with an aggregate net book value of $30.0 million at September 30, 2016:
•an 8.7 acre vacant parcel of land in South Daytona Beach, Florida,

•15 cooperative apartments, 14 of which are rent controlled or rent stabilized, in two buildings in upper
Manhattan, New York, and

•a subordinated leasehold interest in a portion (approximately 29% of a 99,000 square foot facility) of a shopping center in Yonkers, NY, and

•
the NJV Loan Receivable. This loan matures in June 2017 and bears an annual interest rate of 11%. Six percent (6%) is to be paid on a monthly basis and five percent (5%) is deferred and is to be paid on December 31, 2016 and at maturity in June 2017. At September 30, 2016, the amount of deferred interest that has accrued is $2.4 million. The NJV Loan Receivable is secured by various contiguous parcels on Market Street (between University Avenue and Washington Street) in Newark, NJ. The site is approximately 68,000 square feet and has approximately 303,000 square feet of rentable space. See Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations - Sale of Interests in Newark Joint Venture" and Note 4 to our consolidated financial statements for information regarding the Newark Joint Venture, the sale of our interests therein and the NJV Loan Receivable.

We also have a 50% equity interest in an unconsolidated joint venture that owns 19 cooperative apartment units located in Lawrence, New York - this interest is excluded from the $30.0 million net book value of our other real estate assets.

Corporate Level Financing Arrangement
As of September 30, 2016, $37.4 million (excluding deferred costs of $402,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, are redeemable at any time at our option, contain limited covenants and from August 1, 2012 through April 30, 2016 bore an interest rate of 4.9%. From May 1, 2016 through maturity, these notes bear an interest rate of three month LIBOR plus 200 basis points. At September 30, 2016, the interest rate on these notes is 2.76%.
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
Environmental Regulation
We are subject to regulation at the federal, state and municipal levels and are exposed to potential liability should our properties or actions result in damage to the environment or to other persons or properties. These conditions include the presence or growth of mold, potential leakage of underground storage tanks, breakage or leaks from sewer lines and risks pertaining to waste handling. The potential costs of compliance, property damage restoration and other costs for which we could be liable or which could occur without regard to our fault or knowledge, are unknown and could potentially be material.
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
Our Structure
We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, and One Liberty Properties, Inc., an NYSE listed equity REIT. Eight individuals (including Jeffrey A. Gould, Chief Executive Officer and President, Mitchell Gould, Executive Vice President and George Zweier, Chief Financial Officer), devote substantially all of their business time to our activities, while our other personnel (including several officers) share their services on a part-time basis with us and other affiliated entities that share our executive offices. (Including our full and part-time personnel , we estimate that we have the equivalent of 12 full time employees. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a Shared Services Agreement by and among us and the affiliated entities. The allocation is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each entity that is a party to this agreement.
In addition, through December 31, 2015, we were party to an Advisory Agreement, as amended, between us and REIT Management Corp., our former advisor. REIT Management is wholly owned by Fredric H. Gould, a member of our Board of Trustees and the former chairman of such board, and he and certain of our executive officers, including our Chairman of the Board and Chief Executive Officer, received compensation from REIT Management. Pursuant to this agreement, REIT Management furnished advisory and administrative services with respect to our business, including, without limitation, developing and maintaining banking and financing relationships, participating in the analysis and approvals of multi-family property acquisitions and dispositions and providing investment advice. We paid fees pursuant to this agreement of $694,000, $2.4 million and $2.0 million in 2016, 2015 and 2014, respectively. Approximately $214,000 of the 2014 fees, respectively, is included in discontinued operations.

Effective as of December 31, 2015, the Advisory Agreement terminated. In lieu thereof, we retained related parties to provide the services previously provided pursuant to such agreement (the "Services"). The aggregate fees paid in 2016 and to be paid in 2017 for the provision of these services is $862,500 and $1.2 million, respectively.
Item 1A.    Risk Factors.
       Set forth below is a discussion of certain risks affecting our business. Any adverse effects arising from the realization of any of the risks discussed, including our financial condition and results of operation, may, and likely will, adversely affect many aspects of our business.
We face numerous risks associated with the real estate industry that could adversely affect our results of operations through decreased revenues or increased costs.

As a real estate company, we are subject to various changes in real estate conditions, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

•
changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, unemployment rates and decreased consumer confidence particularly in markets in which we have a high concentration of properties;

•	increases in interest rates, which could adversely affect our ability to obtain financing or to buy or sell properties on favorable terms or at all;

•	the inability of residents and tenants to pay rent;

•
the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record;

•	increased operating costs, including increased real property taxes, maintenance, insurance and utility costs (including increased prices for fossil fuels);

•	weather conditions that may increase or decrease energy costs and other weather-related expenses;

•	oversupply of apartments or single-family housing or a reduction in demand for real estate in the markets in which our properties are located;

•	a favorable interest rate environment that may result in a significant number of potential residents of our multi-family properties deciding to purchase homes instead of renting;

•	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes; and

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

Moreover, other factors may adversely affect our results of operations, including potential liability under environmental and other laws and other unforeseen events, many of which are discussed elsewhere in the following risk factors. Any or all of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.

Our acquisition, development and property improvement activities are limited by available funds.
Our ability to acquire additional multi-family properties, develop new properties and improve the properties in our portfolio is limited by the funds available to us. At September 30, 2016, we had approximately $27.4 million of cash and cash equivalents and approximately $7.4 million designated as restricted cash for multi-family property improvements. Our multi-family acquisition and improvement activities are constrained by funds available to us which will limit growth in our revenues and operating results.

If interest rates increase or credit markets tighten, it may be more difficult for us to refinance our mortgage debt at favorable rates as it matures or to secure financing for acquisitions.

The following table sets forth scheduled principal (excluding amortization) mortgage payments due at maturity on the mortgages on the properties we own as of September 30, 2016 and the weighted average interest rate thereon (dollars in thousands):

Year	Principal Payments Due at Maturity	Weighted Average Interest Rate
2017	—	—
2018	—	—
2019	$107,475	3.53%
2020	39,022	3.10%
2021	38,673	4.15%
2022 and thereafter	368,248	4.18%
	$553,418	3.97%

Increases in interest rates or reduced access to credit markets may make it difficult for us to refinance our mortgage debt as it matures or limit the availability of mortgage debt thereby limiting our acquisition and/or refinancing activities. Even in the event that we are able to secure mortgage debt on, or otherwise refinance our mortgage debt, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire mortgage debt as it matures or be subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the mortgage debt. Either of these results could reduce income from those properties and reduce operating cash flow and net income, which may adversely affect the investment goals of our stockholders.

Interest rates have been at historically low levels the past several years.  If we are required to refinance mortgage debt that matures over the next several years at higher interest rates than such mortgage debt currently bears, our operating cash flow may be significantly reduced.
We are not currently required to pay any dividends to maintain our status as a REIT.
We are required to distribute annually at least 90% of our taxable income to qualify as a REIT under Federal tax law. Because current tax laws allow us to offset our net operating loss carry-forward ("NOL's") ($69.2 million at December 31, 2015 and an estimated $15 million to $20 million after giving effect to properly sales effected from January 1, 2016 through November 30, 2016), against our taxable income until the NOL's are used or expire, we are not currently required (and have not been required since 2010) to pay a dividend in order to maintain our REIT status. See Note 8 to our consolidated financial statements. The non-payment of cash dividends may negatively impact the price of our common shares.
We may not be able to compete with competitors, many of which have greater financial and other resources than we possess.
We compete with many third parties engaged in the ownership and operation of multi-family properties, including other REITs, specialty finance companies, public and private investors, investment and pension funds and other entities. Many of these competitors have substantially greater financial and other resources than we do. Larger and more established competitors enjoy significant competitive advantages that result from, among other things, enhanced operating efficiencies and more extensive networks providing greater and more favorable access to capital, financing and tax credit allocations and more favorable acquisition opportunities. Larger multi-family property operators have the ability and capacity to acquire a greater number of higher quality properties at more favorable locations and on more favorable terms and conditions.
We may incur impairment charges in 2017.
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

Our liquidity and operating results may be adversely effected if the NJV Loan Receivable or the interest that has accrued and continues to accrue thereon is not paid when due.

At September 30, 2016, the NJV Loan Receivable was $19.5 million, and the unpaid deferred interest thereon is $2.4 million. The deferred interest is included in other assets on our consolidated balance sheet. Deferred interest of $2.1 million was originally scheduled to be paid in June 2016 and at the borrowers request, we have from time to time extended the payment date thereof; most recently the payment date was extended through December 31, 2016. The failure of the borrower to pay all or some of such principal and interest when due may (i) limit our ability to acquire multi-family properties and (ii) result in our being required to take a loss provision with respect to this asset, which may adversely effect our operating results. See "Management's Discussion and Analysis - Sale of Interest in the Newark Joint Venture" and Note 4 to our consolidated financial statements.
We may need to make significant capital improvements and incur deferred maintenance costs with respect to our multi-family properties and may not have sufficient funds for such purposes.
Our multi-family properties, face competition from newer, and updated properties. At September 30, 2016, the weighted average age (based on the number of units) of our multi-family properties is approximately 21 years. To remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. At September 30, 2016, $7.4 million, which is reflected as restricted cash on our consolidated balances sheet, has been earmarked for improvements at specific properties and may not be used for other properties. The cost of future improvements and deferred maintenance is unknown and the amounts earmarked for specific properties may be insufficient to effectuate needed improvements. Our results of operations and financial conditions may be adversely affected if we are required to expend significant funds (other than funds earmarked for such purposes) to repair or improve our properties.
Our transactions with affiliated entities involve conflicts of interest.
Entities affiliated with us and with certain of our executive officers provide services to us and on our behalf. These transactions raise the possibility that we may not receive terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities.
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
Most of our multi-family properties are located in a limited number of markets, which makes us susceptible to adverse developments in such markets.
In addition to general, national and regional conditions, the operating performance of our multi-family residential properties is impacted by the economic conditions, including economic conditions of the specific markets in which our properties are concentrated. At September 30, 2016, approximately 33%, 16%, 13% and 9% of our estimated 2017 revenues from multi-family properties are attributable to properties located in Texas, Florida, Georgia and Mississippi, respectively. Accordingly, adverse economic developments, including economic developments, in such markets could adversely impact the operations of these properties and therefore our operating results and cash flow. The concentration of our properties in a limited number of markets exposes us to risks of adverse developments which are greater than the risks of owning properties with a more geographically diverse portfolio.
Our revenues are significantly influenced by demand for multi-family properties generally, and a decrease in such demand will likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

Our current portfolio is focused predominately on multi-family properties, and we expect that going forward we will continue to focus predominately on the acquisition and operation of such properties. As a result, we are subject to risks inherent in investments in a single industry, and a decrease in the demand for multi-family properties would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

We are subject to certain limitations associated with selling multi-family properties, which could limit our operational and financial flexibility.

Our ability to sell properties and the terms (including sales price and the timing of the sale) at which such properties may be sold may be limited by various factors and conditions, including factors and conditions over which we have limited or no control. These factors and conditions include:

•	the agreement of our joint venture partner to sell a property;

•	adverse market conditions, including the limited availability of mortgage debt required by a buyer to acquire a property or increased interest rates;

•the need to expend funds to correct defects or to make improvements before a property can be sold; and

•	federal tax laws that may limit our ability to profit on the sale of properties that we have owned for less than two years.

The foregoing factors and conditions may limit our ability to dispose of properties, which may have a material adverse effect on our financial condition and the market value of our securities.

The failure of third party property management companies to properly manage our properties may result in a decrease in occupancy rates, rental rates or both, which could adversely impact our results of operations
We and our joint venture partners rely on third party property management companies to manage our properties. These management companies are responsible for, among other things, leasing and marketing rental units, selecting tenants (including an evaluation of the creditworthiness of tenants), collecting rent, paying operating expenses, and maintaining the property. If these property management companies do not perform their duties properly or we or our joint venture partners do not effectively supervise the activities of these companies, occupancy rates, rental rates or both may decline at such properties. At September 30, 2016, one property manager and its affiliates manage seven properties, a second property manager and its affiliates manage six properties and 13 other property managers manage four or fewer properties. The loss of our managers, and in particular, the property managers that manages seven and six properties respectively, could result in a decrease in occupancy rates, rental rates or both. Further, some of management companies are owned by our joint venture partners or their affiliates. The termination of a management company may require the approval of the mortgagee, our joint venture partner or both. If we are unable to terminate an underperforming property manager, on a timely basis, our occupancy rates, rental rates or both, could be adversely impacted.
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
Development, redevelopment and construction risks could affect our operating results.

We intend to continue to develop and redevelop multi-family properties. These activities may be exposed to the following risks:

•
we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;

•
occupancy rates and rents at a development property may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing properties;

•
we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of development opportunities;

•	we may incur costs that exceed our original estimates due to increased material, labor or other costs;

•	we may be unable to complete construction and lease-up of a development project on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues; and

•	we may be unable to obtain financing with favorable terms, or at all, for the proposed development of a property, which may cause us to delay or abandon a development opportunity.
Risks involved in conducting real estate activity through joint ventures.
We have in the past and intend in the future to continue to acquire properties through joint ventures with other persons or entities when we believe that circumstances warrant the use of such structure. Joint venture investments involve risks not otherwise present when acquiring real estate directly, including the possibility that:

•
our partner might become bankrupt, insolvent or otherwise refuse or be unable to meet their obligations to us or the venture (including their obligation to make capital contributions or property distributions when due);

•	we may incur liabilities as a result of action taken by our partner;

•	our partner may not perform its property oversight responsibilities;

•
our partner may have economic or business interests or goals which are or become inconsistent with our business interests or goals, including inconsistent goals relating to the sale or refinancing of properties held in the joint venture or the timing of the termination or liquidation of the joint venture;

•	our partner may be in a position to take action or withhold consent contrary to our instructions or requests, including actions that may make it more difficult to maintain our qualification as a REIT;

•	our partner might engage in unlawful or fraudulent conduct with respect to our jointly owned properties or other properties in which they have an ownership interest;

•	our partner may trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction;

•	disputes between us and our partners may result in litigation or arbitration that would increase our expenses and divert management's attention from operating our business;

•
disagreements with our partners with respect to property management (including with respect to whether a property should be sold, refinanced, or improved) could result in an impasse resulting in the inability to operate the property effectively; and

•
our partners may have other competing real estate interests in the markets in which our properties are located that could infuence the partners to take actions favoring their properties to the detriment of the jointly owned properties.

Seven of our multi-family property joint ventures are owned with one joint venture partner or its affiliates, four of our multi-family property joint ventures are owned with a second joint venture partner or its affiliates and four of our multi-family property joint ventures are owned with a third partner. We may be adversely effected if we are unable to maintain a satisfactory working relationship with either of these joint venture partners or if either partner becomes financially distressed.
Compliance with REIT requirements may hinder our ability to maximize profits.
We must continually satisfy tests concerning, among other things, our sources of income, the amounts we distribute to our shareholders and the ownership of securities, to qualify as a REIT for Federal income tax purposes. We may also be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
Because real estate investments are illiquid, we may not be able to dispose of properties needed.
Real estate investments generally cannot be sold quickly. We may not be able to reconfigure our portfolio promptly in response to economic or other conditions. Further, even if we are able to sell properties, we may be unable to reinvest the proceeds of such sales in opportunities that are as favorable as the properties sold. Our inability to reconfigure our portfolio to profitably reinvest the proceeds of property sales promptly could adversely affect our financial condition and results of operations.
We could be adversely affected if we or any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940 as amended (the “1940 Act”).

We conduct our operations so that neither we, nor any of our subsidiaries is required to register as investment companies under the 1940 Act.  If we or any of our subsidiaries is required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in certain business, and criminal and civil actions could be brought against such entity.  In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

We depend on our subsidiaries for cash flow and will be adversely impacted if these subsidiaries are prohibited from distributing cash to us.

We conduct, and intend to conduct, all our business operations through our subsidiaries. Accordingly, our only source of cash to fund our operations and pay our obligations is distributions from our subsidiaries of their net earnings and cash flows. We cannot assure you that our subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to fund our operations. Each of our subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we operate through our subsidiaries, your claims as shareholders will be structurally subordinated to all existing and future liabilities and obligations of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy your claims as shareholders only after all our and our subsidiaries' liabilities and obligations have been paid in full.

Liabilities relating to environmental matters may impact the value of our properties.
We may be subject to environmental liabilities arising from the ownership of properties. Under various federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.
The presence of hazardous substances on our properties may adversely affect our ability to finance or sell the property and we may incur substantial remediation costs. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition.
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

	Fiscal 2016		Fiscal 2015
Fiscal Quarters	High	Low	High	Low
First Quarter	$7.48	$6.02	$7.50	$6.91
Second Quarter	7.15	5.41	7.35	6.71
Third Quarter	7.28	6.93	7.30	6.74
Fourth Quarter	8.25	7.01	7.19	6.76
On November 30, 2016, the high and low sales prices of our common shares was $7.99 and $7.88, respectively.
As of November 30, 2016, there were approximately 902 holders of record of our common shares.
We have not paid any cash dividends since 2010. Our tax loss carry forward at December 31, 2015, was $69.2 million and we estimate that after giving effect to our operations and to our share of the gains from properties sold from January 1, 2016 through November 30, 2016, that the tax loss carryforward at November 30, 2016 ranges from $15 million to $20 million; therefore, we are not currently required by Federal tax code provisions relating to REITs to pay cash dividends to maintain our status as a REIT.

Stock Performance Graph
This graph compares the performance of our shares with the Standard & Poor's 500 Stock Index, an index consisting of publicly traded mortgage REITs (i.e., FTSE NAREIT Mortgage REITs) and an index consisting of apartment REITs (i.e., FTSE NAREIT Equity Apartments). The graph assumes $100 invested on September 30, 2011 and assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

	9/11	9/12	9/13	9/14	9/15	9/16
BRT Realty Trust	$100.00	$104.50	$115.27	$120.58	$113.99	$128.62
S&P 500	100.00	130.20	155.39	186.05	184.91	213.44
FTSE NAREIT Mortgage REITs	100.00	133.19	122.01	137.70	132.67	157.72
FTSE NAREIT Equity Apartments	100.00	118.87	116.77	136.37	170.20	186.37
_______________________________________________________________________________
*    $100 invested on 9/30/11 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Issuer Purchases of Equity Securities
On March 11, 2016, our Board of Trustees authorized us to repurchase up to $5.0 million of our shares through September 30, 2017. The table below provides information regarding our repurchase of our common shares pursuant to such authorization during the periods presented.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2016	1,878	$7.19	1,878	$4,513,013
August 1 - August 31, 2016	5,701	7.24	5,701	4,471,730
September 1- September 30, 2016	288	7.37	288	4,469,607
Total	7,867		7,867

Item 6.    Selected Financial Data.
The following table, not covered by the report of the independent registered public accounting firm, sets forth selected historical financial data for each of the fiscal years indicated. This table should be read in conjunction with the detailed information and financial statements appearing elsewhere herein.

(Dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
Operating statement data:
Total revenues(1)	$94,264	$77,095	$61,813	$28,984	$8,099
Total expenses(2)	104,101	87,376	74,030	38,330	12,330
Gain on sale of real estate	46,477	15,005	—	—	—
Income (loss) from continuing operations	32,479	4,724	(12,217)	(3,335)	(3,626)
Income (loss) from discontinued operations	12,679	(6,329)	(3,949)	5,424	5,176
Net (loss) income attributable to common shareholders	31,289	(2,388)	(9,454)	5,013	4,430
Earnings (loss) per beneficial share:
Income (loss) from continuing operations	$1.21	$(0.02)	$(0.81)	$(0.21)	$(0.23)
Income (loss) from discontinued operations	1.02	(0.15)	0.15	0.56	0.55
Basic and diluted (loss) earnings per share	$2.23	$(0.17)	$(0.66)	$0.35	$0.32
Balance sheet data:
Total assets(3)	$874,899	$820,869	$734,620	$549,491	$385,956
Real estate properties, net(3)	759,576	591,727	522,591	310,541	128,509
Cash and cash equivalents	27,399	15,556	22,639	55,782	75,314
Restricted cash-construction holdback/multi-family	7,383	6,518	9,555	3,090	—
Assets related to discontinued operations(4)	—	173,228	134,188	142,607	148,036
Mortgages payable, net of deferred fees (5)	588,457	451,159	382,690	230,570	90,361
Junior subordinated notes	36,998	36,978	36,958	36,938	36,918
Total BRT Realty Trust shareholders' equity	151,290	122,655	138,791	138,791	133,449
_______________________________________________________________________________

(1)	The increases from 2012 through 2016 are due primarily to the operations of our multi-family properties.

(2)
The increases from 2012 through 2016 are due primarily to increased expenses (i.e., operating expense, interest expense and depreciation and amortization) related to the operations of our multi-family properties

(3)	The increases from 2012 through 2016 are due to our multi-family property acquisitions.

(4)	Primarily reflects the assets of the Newark Joint Venture

(5)
Approximately $154.6 million of the increase from 2013 to 2014 and approximately $141.9 million of the increase from 2012 to 2013 is due to the mortgage debt incurred in the multi-family property acquisitions.

Funds from Operations; Adjusted Funds from Operations.
In view of our multi-family property activities, we disclose funds from operations ("FFO") and adjusted funds from operations ("AFFO") because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.
We compute FFO in accordance with the "White Paper on Funds From Operations" issued by the National Association of Real Estate Investment Trusts ("NAREIT") and NAREIT's related guidance. FFO is defined in the White Paper as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. We compute AFFO by adjusting FFO for loss on extinguishment of debt, our straight-line rent accruals, restricted stock expense, restricted stock unit ("RSU") expense, and deferred mortgage costs (including our share of our unconsolidated joint ventures). Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO may vary from one REIT to another.
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

The table below provides a reconciliation of net income (loss) determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2016	2015	2014	2013	2012
Net income (loss) attributable to common shareholders	$31,289	$(2,388)	$(9,454)	$5,013	$4,430
Add: depreciation of properties	24,329	20,681	15,562	7,076	1,992
Add: our share of depreciation in unconsolidated joint ventures	20	20	20	34	270
Add: amortization of deferred leasing costs	15	71	62	64	59
Deduct: gain on sales of real estate and partnership interests	(62,329)	(15,005)	—	(6,250)	(792)
Adjustment for non-controlling interest	13,319	221	(4,012)	(1,549)	(600)
Funds from operations	6,643	3,600	2,178	4,388	5,359
Adjust for: straight-line rent accruals	(200)	(411)	(542)	(263)	(23)
Add: loss on extinguishment of debt	4,547	—	—	—	—
Add: amortization of restricted stock and RSU expense	1,005	906	805	691	757
Add: amortization of deferred mortgage costs	1,645	2,242	1,825	1,371	580
Adjustment for non-controlling interest	(2,729)	(703)	(424)	(463)	(247)
Adjusted funds from operations	$10,911	$5,634	$3,842	$5,724	$6,426
The table below provides a reconciliation of net income (loss) per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2016	2015	2014	2013	2012
Net income (loss) attributable to common shareholders	$2.23	$(0.17)	$(0.66)	$0.35	$0.32
Add: depreciation of properties	1.74	1.46	1.10	0.51	0.14
Add: our share of depreciation in unconsolidated joint ventures	—	—	—	—	0.02
Add: amortization of deferred leasing costs	—	—	—	—	—
Deduct: gain on sales of real estate and partnership interests	(4.45)	(1.07)	—	(0.44)	(0.06)
Adjustment for non-controlling interest	0.95	0.02	(0.28)	(0.11)	(0.04)
Funds from operations	0.47	0.24	0.16	0.31	0.38
Adjustment for: straight-line rent accruals	(0.01)	(0.04)	(0.04)	(0.02)	—
Add: loss on extinguishment of debt	0.32	—	—	—	—
Add: amortization of restricted stock and RSU expense	0.07	0.07	0.06	0.05	0.05
Add: amortization of deferred mortgage costs	0.12	0.16	0.13	0.1	0.04
Adjustment for non-controlling interest	(0.19)	(0.07)	(0.03)	(0.03)	(0.04)
Adjusted funds from operations	$0.78	$0.36	$0.28	$0.40	$0.44

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a REIT that is focused primarily at the ownership, operation and development of multi-family properties. These properties derive revenue primarily from tenant rental payments. Generally, we invest 80% of the equity in a joint venture that acquires a multi-family property, with the balance of the equity contributed by our joint venture partner. We commenced these activities in 2012 and as of November 30, 2016 and September 30, 2016, 2015, 2014, 2013 and 2012, we owned 31, 33, 28, 27, 14 and five multi-family properties, respectively, with an aggregate of 8,998, 9,420, 8,300, 7,609, 3,786 and 1,452 units, respectively.
During the past five years, we also engaged in two other principal business activities: real estate lending; and the ownership, operation and development of commercial and mixed use real estate assets.
Our real estate lending activities involved originating and holding for investment short-term senior mortgage loans secured by commercial and multi-family real estate property in the United States. Revenue was generated from the interest income (i.e, the interest borrowers paid on our loans) and to a lesser extent, loan fee income generated on the origination and extension of loans. These lending activities decreased during the past five years (i.e., $0, $0, $5.0 million, $5.5 million and $70.3 million of loan originations in 2016, 2015, 2014, 2013 and 2012, respectively). As of November 1, 2014, we were no longer engaged in real estate lending.
As a result of the sale of our interests in the Newark Joint Venture, our ownership, operation and development of commercial, mixed use and other real estate assets is comprised of the ownership and operations of various real estate assets located in New York and Florida and the ownership of the NJV Loan Receivable. At September 30, 2016, the net book value of these other assets is $30.0 million.
The financial information (including our consolidated financial statements) included herein reclassifies, as discontinued operations, for all periods presented, our real estate lending activities and the assets, liabilities and results of operations of the Newark Joint Venture. See Notes 1 and 4 to our consolidated financial statements.
Highlights of 2016
The following summarizes certain of our activities in 2016 and our financial condition at year-end:

•
we acquired 11 multi-family properties (the "2016 Acquisitions") with an aggregate of 3,336 units for an aggregate of $318.7 million, including aggregate mortgage debt of $238.2 million and $67.3 million of our equity (including a development property at which the construction of 271 units is contemplated);

•
we sold six multi-family properties, which we refer to as the 2016 Sold Properties, with an aggregate of 2,206 units, and two cooperative apartment units for an aggregate of $202.0 million and an aggregate gain (net of aggregate mortgage prepayment charges of $4.5 million), of $42.3 million - $16.4 million of this gain was allocated to our joint venture partners;

•
we sold our interests in the Newark Joint Venture for $16.9 million and recognized a $15.5 million gain on the sale for tax and financial statement purposes. See "- Sale of Interests in Newark Joint Venture";

•	we repurchased 326,421 shares for $2.1 million ;

•	we obtained $14.7 million of supplemental mortgage debt on four multi-family properties; and

•	we have cash and cash equivalents of approximately $27.4 million and approximately $35.3 million, at September 30, 2016 and November 30, 2016, respectively.

Sale of Interest in Newark Joint Venture; NJV Loan Receivable

On February 23, 2016, we sold our equity interest in the Newark Joint Venture for $16.9 million and, during the second quarter of 2016, recognized a $15.5 million gain on the sale for both tax and financial statement purposes. In addition, we (i) may be paid up to an additional $900,000 by the newly formed parent of the Newark Joint Venture (“Holdco”) upon the achievement of specified investment returns, development of certain properties, realization of specified cost savings and any one or more of the foregoing and (ii) have been granted a nominal profit participation interest in Holdco. We have not and do not anticipate generating significant income, if any, from these residual interests and we do not intend to recognize any income from these interests unless and until such amounts are actually received. The buyer is an affiliate of our former partners in the Newark Joint Venture.

As a result of the sale, the Newark Joint Venture’s results of operations are presented as discontinued operations and the NJV Loan Receivable in principal amount of $19.5 million owed to us by this venture that prior to March 2016 was eliminated in consolidation is reflected on our consolidated balance sheet. The NJV Loan Receivable matures in June 2017 and bears an annual interest rate of 11%. Six percent (6%) is to be paid on a monthly basis and five percent (5%) is deferred (the"Deferred Interest"). The Deferred Interest was to be paid in June 2016 and at maturity in June 2017.

We have agreed from time-to-time to defer the payment of the Deferred Interest that was due in June 2016, and most recently, entered into an agreement with the Newark Joint Venture pursuant to which we agreed, among other things, to defer, until December 31, 2016, the payment of the outstanding Deferred Interest; provided, however, that in the event a transaction is completed prior to January 1, 2017 that results in, among other things, (a) in the release of certain of the mortgages securing the NJV Loan Receivable, and (b) our receipt of not less (i) than $5.9 million in principal amount of the NJV Loan Receivable and (ii) $750,000 of the then outstanding Deferred Interest, the payment of the remaining balance of the Deferred Interest (including, without limitation, the Deferred Interest that accrues thereafter), will be deferred until June 2017. At September 30, 2016, and November 30, 2016, the amount of Deferred Interest that has been accrued is $2.4 million and $2.5 million, respectively.

We have been advised by affiliates of the Newark Joint Venture that the venture is discussing with an institutional lender a possible repayment, which we refer to as the Repayment Transaction, of all or a portion of the NJV Loan Receivable. We can provide no assurance that the Repayment Transaction will be effected or that such transaction will be completed on terms favorable to us.

The NJV Loan Receivable is secured by various contiguous parcels on Market Street (between University Avenue and Washington Street) in Newark, NJ. The site is approximately 68,000 square feet and has approximately 303,000 square feet of rentable space.
Other Developments

From October 1, 2016 through November 30, 2016, we (i) acquired three multi-family properties with an aggregate of 933 units (including a 5.8 acre land parcel on which we contemplate developing a 339 unit multi-family property), for $102.7 million, including mortgage debt of $70.9 million (excluding $42 million of construction financing available for the development project) and (ii) sold four multi-family properties (including two properties classified as held for sale) with an aggregate of 1,016 units for $130.2 million. We estimate that the aggregate gain on the sales, net of mortgage prepayment charges of $ 799,000, is $34.8 million, of which approximately $17.2 million will be allocated to the minority interests. The four properties we sold contributed, in 2016, revenues of $10.3 million and operating expenses, interest expense and depreciation of $9.7 million. We estimate that in 2017, the three properties acquired will contribute approximately $7.9 million of revenues and have operating expenses, interest expense and depreciation of $7.7 million.

On December 8, 2016, our board of trustees approved a plan of conversion pursuant to which we will  change our jurisdiction and form of organization from a Massachusetts business trust to a Maryland corporation. When the conversion becomes effective, each outstanding share of beneficial interest  in the Massachusetts business trust will be converted into one share of the Maryland corporation  The conversion is intended to qualify as a tax-free reorganization under the federal income tax laws. Completion of the conversion is subject to, among other things, approval of the plan of conversion and other related proposals to be submitted to our shareholders for their approval at our annual meeting of shareholders which we anticipate will take place in March 2017. Following the conversion, the business of the Maryland corporation will be the same as the business of the Massachusetts business trust - the conversion will not result in any change in our company’s headquarters, business, jobs, management, number of employees, assets, liabilities or net worth.

Years Ended September 30, 2016 and 2015
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2016	2015	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$90,945	$77,023	$13,922	18.1%
Other income	3,319	72	3,247	N/A
Total revenues	$94,264	$77,095	$17,169	22.3%
Rental and other revenue from real estate properties.    The components of the increase are as follows:

•	$12.9 million from the operations of the 2016 Acquisitions;

•	$11.0 million due to the inclusion, for a full year, of the operations of four properties that were acquired in 2015 (the "2015 Acquisitions");

•	$2.8 million from operations of our Southridge property, which prior to its sale in October 2016 was engaged in lease up activities; and

•
$2.2 million due primarily to rental rate increases from the operations of same store properties. Seven properties accounted for 78% of the increase at same store properties. Average rents at same store properties increased to $892 per occupied unit in 2016 from $841 per occupied unit in the prior year.

These increases were offset by the loss of rental and other revenue of $8.2 million from the sale of the 2016 Sold Properties. The results for 2015 include $6.8 million of rental revenue from three multi-family properties sold in 2015 (the  “2015 Sold Properties”).

Other Income.

The increase is due to the inclusion of interest, including $2.4 million of Deferred Interest, on the NJV Loan Receivable. Through December 31, 2015, the interest income on the NJV Loan Receivable was eliminated in consolidation. As a result of the sale of our interest in the Newark Joint Venture, this interest income is now reflected on our consolidated statement of operations. See "Overview".
Expenses
The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2016	2015	Increase (Decrease)	% Change
Real estate operating expenses	$43,262	$38,609	$4,653	12.1%
Interest expense	23,878	19,297	4,581	23.7%
Advisor's fees, related party	693	2,448	(1,755)	(71.7)%
Property acquisition costs	3,852	1,885	1,967	104.4%
General and administrative	8,536	6,683	1,853	27.7%
Provision for Federal tax	700	—	700	NA
Depreciation	23,180	18,454	4,726	25.6%
Total expenses	$104,101	$87,376	$16,725	19.1%
Operating expenses related to real estate properties.    The components of the increase are as follows:

•	$5.7 million from the operations of the 2016 Acquisitions;

•	$5.4 million to the inclusion, for a full year, of the operations of the 2015 Acquisitions;

•	$1.0 million from the operations of a property engaged in lease up activities; and

•	$129,000 from operations of the same store properties.

The increase was offset by a decline in operating expenses of $3.3 million from the sale of the 2016 Sold Properties. The results for 2015 include operating expenses of $4.3 million from the 2015 Sold Properties.
Interest expense.   The increase is primarily due to mortgage interest expense of:

•	$4.0 million from the mortgage debt incurred in the 2016 Acquisitions;

•	$3.3 million due to the inclusion, for a full year, of the interest expense associated with the mortgage debt incurred in the 2015 Acquisitions;

•	$825,000 from four same store properties that obtained supplemental debt; and

•	$596,000 from the cessation of the capitalization of interest from a development property in connection with the commencement of lease up activities.
The increase was offset by $2.3 million from the sale of the 2016 Sold Properties. The results for 2015 include interest expense of $1.6 million from the 2015 Sold Properties. The increase in the interest expense was also offset by a $256,000 decrease in such expense on our junior subordinated notes due to the reduction in the interest rate on such notes. From August 1, 2012 through April 29, 2016, these notes carried an interest rate of 4.9% and commencing May 1, 2016, these notes bear an interest rate of three months LIBOR and 200 basis points. At September 30, 2016, the interest rate on these notes is 2.76%.
Advisor's fee, related party. The decrease is due to the termination of the advisory agreement effective December 31, 2015.
General and administrative expense. These costs increased primarily as a result of the inclusion of $863,000 of fees for the Services, $368,000 of professional fees primarily related to the Conversion and $262,000 related to higher compensation paid primarily to our chief executive officer. General and administrative expense is allocated between our two segments in 2016 and 2015 in proportion to the estimated time spent by our full time personnel on such segments.
Depreciation.   The components of the increase are as follows:

•	$4.8 million from the operations of the 2016 Acquisitions;

•	$4.3 million from the inclusion, for a full year, of the operations of the 2015 Acquisitions; and

•	$1.1 million from the operations of a property in connection with the commencement of lease up activities.
The increase was offset by $3.2 million from the sales of the 2016 Sold Properties. The results for 2015 include depreciation of $1.2 million from the 2015 Sold Properties. The increase was also offset by $1.0 million from the finalization of purchase price allocations with respect to certain properties acquired.
Property acquisition costs. The increase is due to increased acquisition activity, including the payment of $2.2 million of acquisition fees to our venture partners.
Provision for Federal tax. This amount reflects the federal alternative minimum tax that we are required to pay as a result of the use of our loss carry forwards to offset 2016 taxable income.
Other revenue and expense items
Gain on sale of real estate. We sold five multi-family properties and two cooperative apartment units for $199.7 million. We recognized a gain of $46.5 million from the sale of these properties, of which $18.8 million was allocated to non-controlling interests. The 2015 period includes the sale of three multi-family properties (the "2015 Sold Properties") for a $14.4 million gain, of which $5.2 million was allocated to non-controlling interests.

Gain on sale of partnership interest. In 2016, we sold our interest in a joint venture that owned Village Green, Little Rock, AK multi-family property and recognized a $386,000 gain on the sale. There was no corresponding gain in 2015.

Loss on extinguishment of debt. In 2016, we incurred an aggregate $4.5 million of mortgage prepayment charges in connection with the sale of two properties. There was no corresponding charge in 2015.
Discontinued Operations
In 2016, we sold our interest in the Newark Joint Venture and reclassified the operations of the venture to discontinued operations for all comparative periods. The $12.7 million of income from discontinued operations reflects the $15.5 million gain on the sale of our interest in the venture, net of the venture's operating losses of $2.8 million incurred during 2016.

Years Ended September 30, 2015 and 2014
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2015	2014	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$77,023	$61,725	$15,298	24.8%
Other income	72	88	(16)	(18.2)%
Total revenues	$77,095	$61,813	$15,282	24.7%
Rental and other revenue from real estate properties.   The components of the increase are as follows:

•
$11.6 million to the inclusion, for a full year, of operations of the 12 properties acquired in 2014 (the "2014 Acquisitions") and, to a lesser extent, higher rental rates at several of these properties;

•	$3.6 million from the operations of the 2015 Acquisitions; and

•
$2.1 million primarily due to rental rate increases at same store properties; in particular, rental rate increases at The Fountains Apartments and Mountain Park Estates, which account for approximately $1.1 million of the increase.

Included in 2015 and 2014 are revenues of $6.8 million and $8.9 million, respectively, from the 2015 Sold Properties.
Expenses
The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2015	2014	Increase (Decrease)	% Change
Real estate operating expenses	$38,609	$32,984	$5,625	17.1%
Interest expense	19,297	16,434	2,863	17.4%
Advisor's fees, related party	2,448	1,801	647	35.9%
Property acquisition costs	1,885	2,542	(657)	(25.8)%
General and administrative	6,683	6,324	359	5.7%
Depreciation	18,454	13,945	4,509	32.3%
Total expenses	$87,376	$74,030	$13,346	18.0%
Operating expenses related to real estate properties.    The components of the increase are as follows:

•	$5.4 million, due to the inclusion, for a full year, of the operations at the 2014 Acquisitions; and

•	$1.5 million from the operations at the 2015 Acquisitions.
Included in 2015 and 2014 are operating expenses of $4.4 million and $5.4 million, respectively, from the 2015 Sold Properties.
Interest expense.  The components of the increase are as follows:

•	$2.2 million, due to the inclusion, for a full year, of the interest on the mortgage debt incurred in the 2014 Acquisitions;

•	$910,000, due to the interest on the mortgage debt incurred in connection with the 2015 Acquisitions; and

•	$257,000 from supplemental financing obtained in 2015 at three properties.
Included in 2015 and 2014 is interest expense of $1.6 million and $2.1 million, respectively, attributable to the interest expense associated with the mortgage debt of the 2015 Sold Properties.
Advisor's fee, related party.  The fee, calculated based on invested assets, increased primarily due to the inclusion, for a full year, of the 2014 Acquisitions. Approximately $214,000 of the fees paid to the advisor in 2014 is recorded in discontinued operations.

Property acquisition costs. The change is due to decreased acquisition activity in 2015. We acquired four properties in 2015 and 13 properties in 2014.
General and administrative expense. The increase is due primarily to the inclusion of $357,000 of expenses, which in 2014, had been included in discontinued operations. These expenses, which had been borne by our real estate lending segment, were borne in 2015 by our multi-family and other real estate assets segments. There were also increases in professional fees of $138,000 primarily related to the buyout of our partners' interests in several joint ventures and a $100,000 increase in restricted stock expense due to the (i) higher stock price associated with the restricted stock awards granted in the past several years in comparison to the awards granted in 2010 that vested in 2015 and (ii) to a lesser extent, the increase in the number of such awards granted over the past several years. These increases were offset by a $138,000 reduction in state franchise tax expense resulting from a refund of prior years' taxes. General and administrative expense is allocated between our two segments in 2015 and 2014 in proportion to the estimated time spent by our full time personnel on such segments.
Depreciation.  The components of the increase are:
•$1.9 million due to the inclusion, for the full year of the operations of the 2014 Acquisitions;
•$1.0 million from the operations of the 2015 Acquisitions; and
•$1.4 million reflecting the net effect of purchase price allocation adjustments.
Included in 2015 and 2014 is depreciation of $1.2 million and $1.1 million, respectively, related to the 2015 Sold Properties.
Other revenue and expense items
Gain on sale of property.    In 2015, we recognized an aggregate gain of $14.4 million from the 2015 Sold Properties. We also sold certain other residential properties, which are included in our other real estate asset segment, for an aggregate gain of $601,000. There were no corresponding gains in 2014.
Discontinued Operations
Discontinued operations reflect the operations of the Newark Joint Venture. We sold our interest in this Venture in March 2016. The 2014 period also incurs $1.4 million in income related to our real estate lending activities which ceased in October 2014.
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

Disclosure of Contractual Obligations
The following table sets forth as of September 30, 2016 our known contractual obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations(1)	$30,830	$181,102	$117,676	$511,481	$841,089
Operating Lease Obligation	207	427	446	216	1,296
Purchase Obligations(2)(3)	4,667	9,334	9,334	—	23,335
Total	$35,704	$190,863	$127,456	$511,697	$865,720
_______________________________________________________________________________

(1)	Includes payments of principal (including amortization payments) and interest and excludes deferred costs. Assumes that interest rate on the junior subordinated notes will be 2.76% per annum.

(2)
Assumes that $550,000 will be paid annually for the next five years pursuant to the shared services agreement (i.e., the same amount paid in 2016 pursuant to this agreement), and $1.15 million will be paid annually through September 30, 2021, to personnel performing the services previously performed pursuant to the Advisory Agreement. See "Business—Our Structure."

(3)
Assumes that approximately $3.0 million of property management fees will be paid annually to the managers of our multi-family properties. Such sum reflects the amount we anticipate paying in 2017 on the multi-family properties we own at September 30, 2016. These fees are typically charged based on a percentage of rental revenues from a property. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable.

The following table sets forth as of September 30, 2016 information regarding the components of our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Multi-family properties	$29,605	$178,652	$115,226	$459,103	$782,586
Junior subordinated notes	1,032	2,064	2,064	51,422	56,582
Other	193	386	386	956	1,921
Total	$30,830	$181,102	$117,676	$511,481	$841,089

Liquidity and Capital Resources
We require funds to acquire properties (including investments in joint ventures that acquire properties), repay borrowings, pay operating expenses and make capital improvements. In 2016, our primary sources of capital and liquidity were the operations of our multi-family properties (including distributions from the joint ventures that own such properties), proceeds from the sale of our interest in the Newark Joint Venture, $33.6 million in equity contributions from our joint venture partners, our available cash (including restricted cash), mortgage debt financing (an aggregate of $283.8 million, of which $238.2 million was used to acquire 11 multi-family properties) and $28.2 million of our share of the gains from the sale of the 2016 Properties Sold. Our available cash (including restricted cash) at September 30, 2016 and November 30, 2016, is approximately $34.8 million and $43.0 million, respectively.
Our primary sources of liquidity and capital resources for 2017 are expected to be available cash and funds from multi-family property operations. We anticipate that the operating expenses will be funded from cash generated from the operations of these properties and that the $60.1 million of debt service (including $12.2 million of principal payments) payable from 2017 through 2018 will be funded from the cash generated from operations of these properties. (The mortgage debt with respect to these properties generally is non-recourse to us and our subsidiary holding our interest in the applicable joint venture). We anticipate that capital improvements at these properties will be funded by approximately $7.4 million of restricted cash available at September 30, 2016 to these properties. Other potential liquidity and capital resources for 2017 include the proceeds from the sale of multi-family properties, the Repayment Transaction and the equity contributions from our joint venture partners..

We believe that available cash and distributions from multi family properties will provide us with sufficient funds to meet our operating expenses in 2017 and 2018. Our ability to acquire additional multi-family properties is limited by our available cash and our ability to obtain mortgage debt. Further, to the extent that our NOL becomes fully utilized and we have ordinary taxable income, we will be required to make distributions to shareholders to maintain our REIT status and as a result, will be limited in our ability to use gains from property sales as a source of funds for property acquisitions.
We anticipate that the construction and other costs associated with the N. Charleston, SC development project and the Columbia, SC development project will be funded by capital previously contributed by our joint venture partners and us and remaining in-place construction financing of up to $16.7 million and $42.0 million respectively.
Statements of Cash Flows
As of September 30, 2016 and 2015, we had cash and cash equivalents of $27.4 million and $15.6 million, respectively. The change in cash and cash equivalents was the result of the following activities (dollars in thousands):

	For the Years ended September 30,
	2016	2015	2014
Cash flow from operating activities	$10,080	$8,407	$(4,835)
Cash flow from investing activities	(135,783)	(67,388)	(219,324)
Cash flow from financing activities	137,546	51,356	190,435
Net increase (decrease) in cash and cash equivalents	11,843	(7,625)	(33,724)
Cash and cash equivalents at beginning of year	15,556	23,181	56,905
Cash and cash equivalents at end of year	$27,399	$15,556	$23,181
2016 compared to 2015
The increase in cash flow from the operating activities in 2016 was primarily the result of positive cash flow from the operations of our multi-family properties offset by an increase in deposits and escrows.
Cash flows used in investing activities increased primarily due to the acquisition of the 2016 Acquisitions in the current year compared to the 2015 Acquisitions. The increase was offset by the increase in the proceeds from the sale of the 2016 Sold Properties compared to the sale of the 2015 Sold properties.
The increase in cash flow from financing activities in 2016 is due to a net increase in mortgage activity in the current year due to the net increase in the number of properties purchased offset by payoffs of mortgages.
2015 compared to 2014
The increase in cash flow from operating activities in 2015 was primarily due to the inclusion in 2014 of a receivable from the September 2014 Newark Joint Venture financing and an increase in accounts payable and accrued liabilities.
The decrease in cash flow used in investing activities in 2015 is due to fewer property acquisitions (four purchases in 2015 compared to 13 purchases in 2014) and the decrease in collections from real estate loans due to the termination of real estate lending activities. The decrease was offset by the proceeds from the 2015 Sold Properties.
The decrease in cash flow from financing activities in 2015 is due primarily to reduced mortgage borrowing activity (i.e., fewer property acquisitions), and the payoff of mortgages on the 2015 Sold Properties.
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
Cash Distribution Policy
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, since our organization. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently (within the time frames prescribed by the Code and the applicable regulations) to our shareholders at least 90% of our ordinary taxable income. It is the current intention of our management to maintain our REIT status. As a REIT, we generally will not be subject to corporate Federal income tax on taxable income we distribute currently in accordance with the Code and applicable regulations to shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for Federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to Federal income and excise taxes on undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.
We have not paid cash dividends since 2010. We had an net operating loss carry-forward of $69.2 million at December 31, 2015, and estimate that after giving effect to property sales effected from January 1, 2016 through November 30, 2016, that we have tax loss carry-forwards ranging from $15 million to $20 million. Since we can offset our future taxable income, if any, against our tax loss carry-forward until the earlier of 2029 or the tax loss carry-forward has been fully used, we are not currently required under the Internal Revenue Code to pay a dividend to maintain our REIT status.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. A 100 basis point increase in the rate would result in an increase in interest expense over the next twelve months of $374,000 and a 100 basis point decrease in the rate would result in a $318,000 decrease in interest expense over the next twelve months. Prior to May 1, 2016, these notes bore interest at an annual fixed rate of 4.9%. See "Item1. Business - Corporate Level Financing Arrangement."
With the exception of five mortgages (three which are subject to an interest rate swap agreements), all of our mortgage debt is fixed rate. For the variable rate debt not subject to interest rate swaps, an increase of 100 basis points in the interest rate would have a negative annual effect of approximately $515,000 and a decrease of 100 basis points in the interest rate would have a $271,000 positive effect on income before taxes.
As of September 30, 2016, we had three interest rate swap agreements outstanding. The fair value of our interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. At September 30, 2016, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by $4.0 million causing the net unrealized loss on derivative instruments to decreased by approximately $4.0 million. If there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have increased by approximately $4.1 million. These changes would not have any material impact on our net income or cash.
Item 8.    Financial Statements and Supplementary Data.
The information required by this item appears in a separate section of this Report following Part IV.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of September 30, 2016, were effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of September 30, 2016, our internal control over financial reporting was effective based on those criteria.
Our independent auditors, BDO USA, LLP, have issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page F-2 of this Annual Report on Form 10-K.
Item 9B.    Other Information.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Apart from certain information concerning our executive officers which is set forth below in Part I of this report, the other information required by Item 10 is incorporated herein by reference to the applicable information to be in the proxy statement to be filed by January 30, 2017 for our 2017 Annual Meeting of Shareholders.
Executive Officers of Registrant
Set forth below is a list of our executive officers whose terms will expire at our 2016 annual Board of Trustees' meeting. The business history of officers who are also Trustees will be provided in our proxy statement to be filed not later than January 30, 2017. References to a particular year for these biographies refer to the calendar year.

Name	Office
Israel Rosenzweig(1)	Chairman of the Board of Trustees
Jeffrey A. Gould(2)	President and Chief Executive Officer; Trustee
Mitchell K. Gould (3)	Executive Vice President
Matthew J. Gould(2)	Senior Vice President; Trustee
Simeon Brinberg(4)	Senior Counsel
David W. Kalish(5)	Senior Vice President, Finance
Mark H. Lundy(4)	Senior Vice President and General Counsel
George E. Zweier	Vice President and Chief Financial Officer
Isaac Kalish(5)	Vice President and Treasurer
Steven Rosenzweig(1)	Vice President
_______________________________________________________________________________

(1)    Steven Rosenzweig is the son of Israel Rosenzweig.

(2)	Jeffrey A. Gould and Matthew J. Gould are sons of Fredric H. Gould, the former chairman of our board of trustees and currently, a trustee.

(3)	Mitchell K. Gould is a cousin of Fredric H. Gould
(4)    Mark H. Lundy is the son-in-law of Simeon Brinberg.
(5)    Isaac Kalish is the son of David W. Kalish.
Mitchell K. Gould (age 44), employed by us since 1998, has been a Vice President since 1999 and Executive Vice President since 2007.
Simeon Brinberg (age 82) served as our Secretary from 1983 through 2013, as a Senior Vice President from 1988 through 2013, and as Senior Counsel since 2006. Mr. Brinberg has been a Vice President of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., since 1988. Since 1989, Mr. Brinberg has been a Vice President, Senior Vice President or Senior Counsel of One Liberty Properties, Inc. Mr. Brinberg is a member of the New York Bar.
David W. Kalish (age 69), a certified public accountant, has been our Senior Vice President, Finance since 1998. Mr. Kalish was our Vice President and Chief Financial Officer from 1990 until 1998. He has been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since 1990.
Mark H. Lundy (age 54) has been our General Counsel since 2007, Senior Vice President since 2005 and from 1993 to 2005 he served as a Vice President. He served as a Vice President of One Liberty Properties from 2000 to 2006 and has been its Secretary and Senior Vice President since June 1993 and 2006, respectively. Since 2013, Mr. Lundy has served as President and Chief Operating Officer, and from 1990 through 2013 as a Vice President (including Senior Vice President), of Georgetown Partners, Inc. He is licensed to practice law in New York and Washington, D.C.
George E. Zweier (age 52), a certified public accountant, has served as our Chief Financial Officer and a Vice President since 1998.
Isaac Kalish (age 41), a certified public accountant, has been associated with us since 2004, served as Assistant Treasurer from 2007 through 2014 and as Vice President and Treasurer since 2013 and 2014, respectively. Mr. Kalish has served as Vice President and Assistant Treasurer of One Liberty Properties since 2013 and 2007, respectively, as Assistant Treasurer of Georgetown Partners, Inc. from 2012 through 2013, and as its Treasurer since 2013.

Steven Rosenzweig (age 41), has served as a Vice President since March 2015 and has been associated with us since February 2013. For more than five years prior thereto, he was affiliated with Willkie Farr & Gallagher LLP. He is licensed to practice law in New York.
Item 11.    Executive Compensation.
The information concerning our executive compensation required by Item 11 will be included in the proxy statement to be filed by January 30, 2017 with respect to our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by Item 12 will be included in the proxy statement to be filed by January 30, 2017 with respect to to our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.
Equity Compensation Plan Information
The table below provides information as of September 30, 2016 with respect to our common shares that may be issued upon exercise of outstanding options, warrants and rights:

	Number of securities to be issued upon exercise (or vesting) of outstanding options, restricted stock units, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available-for future issuance under equity compensation plans—excluding securities reflected in column(a) (c)
Equity compensation plans approved by security holders (1)	450,000	—	150,000
Equity compensation plans not approved by security holders	—	—	—
Total	450,000	—	150,000
_______________________________________________________________________________

(1)
Reflects the number of common shares underlying restricted stock units. Such units vest in 2021 subject to the satisfaction of time and performance based vesting conditions. There is no exercise price associated with such units.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information concerning relationships and certain transactions required by Item 13 will be included in the proxy statement to be filed by January 30, 2017 with respect to our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information concerning our principal accounting fees required by Item 14 will be included in the proxy statement to be filed by January 30, 2017 with respect to our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

Exhibit No.		Title of Exhibits

3.1		Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to our Form 10-K for the year ended September 30, 2005).

3.2		By-laws (incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended September 30, 2005).

3.3		Amendment to By-laws, dated December 10, 2007 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 11, 2007).

3.4		Amendment No. 2 to By-laws dated June 6, 2016 (incorporated by reference to exhibit 3.3 to our Current Report on Form 8-K filed on June 10, 2016).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 18, 2011).

4.2		Form of Certificate for Shares of Beneficial Interest (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-104461) filed on April 11, 2003).

10.1	*	Amended and Restated Advisory Agreement, effective as of January 1, 2007, between us and REIT Management Corp. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 27, 2006).

10.2	*
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

10.35	Amended and Restated 2016 Incentive Plan (incorporated by reference to exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016).

10.36
Membership Interest Purchase Agreement dated as of February 23, 2016 entered into between TRB Newark Assemblage, LLC ("TRB") and TRB Newark TRS, LLC ("TRB REIT" and together with TRB, collectively, the "Seller") and RBH Partners III, LLC, and joined by RBH-TRB Newark Holdings, LLC and GS-RBH Newark Holdings, LLC (incorporated by reference to exhibit 10.2 to our Quarterly  Report on Form 10-Q for the period ended March 31, 2016).

10.37*	Form of Performance Awards Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on June 10, 2016).

Exhibit No.	Title of Exhibits
14.1	Revised Code of Business Conduct and Ethics of BRT Realty Trust, adopted June 12, 2006 (incorporated by reference to Exhibit 14.1 to the Form 8-K of BRT Realty Trust filed June 14, 2006).

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO USA LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act")

31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Act

32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Act

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Indicates management contract or compensatory plan or arrangement.
(b)    Exhibits.
See Item 15(a)(3) above. Except as otherwise indicated with respect to a specific exhibit, the file number for all of the exhibits incorporated by reference is: 001-07172.
(c)    Financial Statements.
See Item 15(a)(2) above.

Item 16.     Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST
Date: December 13, 2016	By:	/s/ JEFFREY A. GOULD
Jeffrey A. Gould Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ISRAEL ROSENZWEIG	Chairman of the Board	December 13, 2016
Israel Rosenzweig

/s/ JEFFREY A. GOULD	Chief Executive Officer, President and Trustee (Principal Executive Officer)	December 13, 2016
Jeffrey A. Gould

/s/ ALAN GINSBURG	Trustee	December 13, 2016
Alan Ginsburg

/s/ FREDRIC H. GOULD	Trustee	December 13, 2016
Fredric H. Gould

/s/ MATTHEW J. GOULD	Trustee	December 13, 2016
Matthew J. Gould

/s/ LOUIS C. GRASSI	Trustee	December 13, 2016
Louis C. Grassi

/s/ GARY HURAND	Trustee	December 13, 2016
Gary Hurand

/s/ JEFFREY RUBIN	Trustee	December 13, 2016
Jeffrey Rubin

/s/ JONATHAN SIMON	Trustee	December 13, 2016
Jonathan Simon

/s/ ELIE WEISS	Trustee	December 13, 2016
Elie Weiss

/s/ GEORGE E. ZWEIER	Chief Financial Officer, Vice President (Principal Financial and Accounting Officer)	December 13, 2016
George E. Zweier

Index

Item 8, Item 15(a)(1) and (2)
Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees and Shareholders
BRT Realty Trust and Subsidiaries
Great Neck, New York
We have audited the accompanying consolidated balance sheets of BRT Realty Trust and Subsidiaries as of September 30, 2016 and 2015 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of BRT Realty Trust and Subsidiaries management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BRT Realty Trust and Subsidiaries at September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRT Realty Trust and Subsidiaries internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 13, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA LLP
New York, New York
December 13, 2016

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees and Shareholders
BRT Realty Trust and Subsidiaries
Great Neck, New York
We have audited BRT Realty Trust and Subsidiaries internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BRT Realty Trust and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on BRT REalty Trust and Subsidiaries' internal control over financial reporting based on our audit.
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
In our opinion, BRT Realty Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRT Realty Trust and Subsidiaries as of September 30, 2016, and 2015, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016 and our report dated December 13, 2016, expressed an unqualified opinion thereon.
/s/ BDO USA LLP
New York, New York
December 13, 2016

Index

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,
	2016	2015
ASSETS
Real estate properties, net of accumulated depreciation of $41,995 and $34,142	$759,576	$591,727
Real estate loan	19,500	—
Cash and cash equivalents	27,399	15,556
Restricted cash	7,383	6,518
Deposits and escrows	18,972	12,782
Other assets	8,073	6,882
Assets of discontinued operations	—	163,545
Real estate properties held for sale	33,996	23,859
Total Assets	$874,899	$820,869
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $5,873 and $4,905	$588,457	$451,159
Junior subordinated notes, net of deferred costs of $402 and $422	36,998	36,978
Accounts payable and accrued liabilities	20,716	14,780
Liabilities of discontinued operations	—	138,530
Mortgage payable held for sale	27,052	19,248
Total Liabilities	673,223	660,695
Commitments and contingencies	—	—
Equity:
BRT Realty Trust shareholders' equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,232 and 13,428 issued	39,696	40,285
Additional paid-in capital	161,321	161,842
Accumulated other comprehensive loss	(1,602)	(58)
Accumulated deficit	(48,125)	(79,414)
Total BRT Realty Trust shareholders' equity	151,290	122,655
Non-controlling interests	50,386	37,519
Total Equity	201,676	160,174
Total Liabilities and Equity	$874,899	$820,869
See accompanying notes to consolidated financial statements.

Index

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended September 30,
	2016	2015	2014
Revenues:
Rental and other revenue from real estate properties	$90,945	$77,023	$61,725
Other income	3,319	72	88
Total revenues	94,264	77,095	61,813
Expenses:
Real estate operating expenses—including $1,950, $1,233 and $1,120 to related parties	43,262	38,609	32,984
Interest expense	23,878	19,297	16,434
Advisor's fees, related party	693	2,448	1,801
Property acquisition costs—including $2,221,$1,293 and $1,677 to related parties	3,852	1,885	2,542
General and administrative—including $1,020, $171 and $286 to related party	8,536	6,683	6,324
Provision for Federal tax	700	—	—
Depreciation	23,180	18,454	13,945
Total expenses	104,101	87,376	74,030
Total revenues less total expenses	(9,837)	(10,281)	(12,217)
Gain on sale of real estate	46,477	15,005	—
Gain on sale of partnership interest	386	—	—
Loss on extinguishment of debt	(4,547)	—	—
Income (loss) from continuing operations	32,479	4,724	(12,217)
Discontinued operations:
Loss from discontinued operations—including $214 to related party in 2014	(2,788)	(6,329)	(3,949)
Gain on sale of partnership interest	15,467	—	—
Income (loss) from discontinued operations	12,679	(6,329)	(3,949)
Net income (loss)	45,158	(1,605)	(16,166)
(Income) loss attributable to non-controlling interests	(13,869)	(783)	6,712
Net income (loss) attributable to common shareholders	$31,289	$(2,388)	$(9,454)

Basic and diluted per share amounts attributable to common shareholders:
Income (loss) from continuing operations	$1.21	$(0.02)	$(0.81)
Income (loss) from discontinued operations	1.02	(0.15)	0.15
Basic and diluted earnings (loss) per share	$2.23	$(0.17)	$(0.66)

Amounts attributable to BRT Realty Trust:
Income (loss) from continuing operations	$16,950	$(246)	$(11,550)
Income (loss) from discontinued operations	14,339	(2,142)	2,096
Net income (loss) attributable to common shareholders	$31,289	$(2,388)	$(9,454)

Weighted average number of common shares outstanding:
Basic and diluted	14,017,279	14,133,352	14,265,589
See accompanying notes to consolidated financial statements.

Index

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended September 30,
	2016	2015	2014
Net income (loss)	$45,158	$(1,605)	$(16,166)
Other comprehensive loss:
Unrealized loss on derivative instruments	(1,544)	(50)	(2)
Other comprehensive loss	(1,544)	(50)	(2)
Comprehensive income (loss)	43,614	(1,655)	(16,168)
Comprehensive (income) loss attributable to non-controlling interests	(13,392)	(776)	6,712
Comprehensive income (loss) attributable to common shareholders	$30,222	$(2,431)	$(9,456)

See accompanying notes to consolidated financial statements.

Index

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 30, 2016, 2015 and 2014
(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit)	Non Controlling Interests	Total
Balances, September 30, 2013	$40,606	$165,763	$(6)	$(67,572)	$26,467	$165,258
Restricted stock vesting	359	(359)	—	—	—	—
Compensation expense—restricted stock	—	805	—	—	—	805
Contributions from non-controlling interests	—	—	—	—	22,062	22,062
Distributions to non-controlling interests	—	—	—	—	(3,318)	(3,318)
Net loss	—	—	—	(9,454)	(6,712)	(16,166)
Other comprehensive loss	—	—	(2)	—	—	(2)
Comprehensive loss	—	—	—	—	—	(16,168)
Balances, September 30, 2014	$40,965	$166,209	$(8)	$(77,026)	$38,499	$168,639
Restricted stock vesting	355	(355)	—	—	—	—
Compensation expense—restricted stock	—	906	—	—	—	906
Contributions from non-controlling interests	—	—	—	—	11,973	11,973
Distributions to non-controlling interests	—	—	—	—	(12,588)	(12,588)
Purchase of non-controlling interests	—	(3,531)	—	—	(1,148)	(4,679)
Shares repurchased - 345,081 shares	(1,035)	(1,387)	—	—		(2,422)
Net loss	—	—	—	(2,388)	783	(1,605)
Other comprehensive loss	—	—	(50)	—	—	(50)

Comprehensive loss	—	—	—	—	—	(1,655)
Balances, September 30, 2015	$40,285	$161,842	$(58)	$(79,414)	$37,519	$160,174
Restricted stock vesting	390	(390)	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	1,005	—	—	—	1,005
Contributions from non-controlling interests	—	—	—	—	33,613	33,613
Distributions to non-controlling interests	—	—	—	—	(32,825)	(32,825)
Deconsolidation of joint venture upon sale					(1,790)	(1,790)
Shares repurchased - 326,421 shares	(979)	(1,136)	—	—	—	(2,115)
Net income	—	—	—	31,289	13,869	45,158
Other comprehensive loss	—	—	(1,544)	—	—	(1,544)
Comprehensive income	—	—	—	—	—	43,614
Balances, September 30, 2016	$39,696	$161,321	$(1,602)	$(48,125)	$50,386	$201,676
See accompanying notes to consolidated financial statements.

Index

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$45,158	$(1,605)	$(16,166)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recovery of previously provided allowances	—	—	(10)
Depreciation and amortization	25,994	22,957	17,535
Amortization of deferred fee income	—	—	(393)
Amortization of restricted stock	1,005	906	805
Gain on sale of partnership interests	(15,853)	—	—
Gain on sale of real estate assets	(46,477)	(15,005)	—
Loss on extinguishment of debt	4,547	—	—
Increase in straight line rent	(27)	(411)	(569)
Effect of deconsolidation of non-controlling interest	(1,692)	—	—
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in interest and dividends receivable	(2,380)	17	273
Increase in prepaid expenses	(278)	(93)	(548)
Increase in prepaid interest	—	(881)	(1,016)
Increase in deposits and escrows	(6,190)	(602)	(5,963)
Increase in accounts payable and accrued liabilities	4,897	1,739	7,416
Increase (decrease) in security deposits and other receivables	1,376	1,385	(6,199)
Net cash provided by (used in) operating activities	10,080	8,407	(4,835)
Cash flows from investing activities:
Collections from real estate loans	—	2,000	34,045
Additions to real estate loans	—	—	(5,533)
Loan loss recoveries	—	—	10
Additions to real estate properties	(302,628)	(84,295)	(205,220)
Net costs capitalized to real estate owned	(46,844)	(59,407)	(43,130)
Net change in restricted cash-Newark	(1,952)	9,558	6,444
Net change in restricted cash-multi-family	(865)	3,037	(6,195)
Collection of loan fees	—	—	180
Purchase of non controlling interest	—	(4,679)	—
Proceeds from the sale of real estate owned	197,264	66,398	75
Proceeds from the sale of joint venture interests	19,242	—	—
Net cash used in investing activities	(135,783)	(67,388)	(219,324)
Cash flows from financing activities:
Proceeds from mortgages payable	267,788	98,907	170,767
Increase in other borrowed funds	6,001	—	—
Mortgage payoffs	(130,090)	(37,504)	—
Mortgage principal payments	(5,081)	(3,252)	(1,577)
Increase in deferred borrowing costs	(2,490)	(3,758)	(2,641)
Capital contributions from non-controlling interests	33,613	11,973	22,062
Capital distributions to non-controlling interests	(32,826)	(12,588)	(3,318)
Proceeds from sale of New Markets Tax Credits	2,746	—	5,142
Repurchase of shares of beneficial interest	(2,115)	(2,422)	—
Net cash provided by financing activities	137,546	51,356	190,435
Net increase (decrease) in cash and cash equivalents	11,843	(7,625)	(33,724)
Cash and cash equivalents at beginning of year	15,556	23,181	56,905
Cash and cash equivalents at end of year	$27,399	$15,556	$23,181
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense, including capitalized interest of $1,568, $2,602 and $1,310 in 2016, 2015 and 2014	$27,680	$24,324	$19,700
Cash paid during the year for income and excise taxes	$1,264	$131	$255
Acquisition of real estate through assumption of debt	$16,051	$45,129	$28,615

See accompanying notes to consolidated financial statements.

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2016

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
BRT Realty Trust (“BRT” or the “Trust”) is a business trust organized in Massachusetts. BRT owns, operates and develops multi‑family properties and owns and operates other assets, including real estate and a real estate loan.
Generally, the multi‑family properties are acquired with venture partners in transactions in which the Trust contributes 80% of the equity. At September 30, 2016, the Trust owns 33 multi-family properties with 9,420 units located in 10 states (including 271 units at a property under construction and 350 units at a property in the lease up stage). At September 30, 2016, the net book value of the multi-family assets (including real estate assets held for sale) was $783,084,000.
The Trust also owns and operates various other real estate assets. At September 30, 2016, the net book value of the other real estate assets was $29,989,000, including a real estate loan of $19,500,000.
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
The Trust's consolidated joint ventures that own multi-family properties were determined to be VIE's because the voting rights of some equity investors are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. It was determined that the Trust is the primary beneficiary of these joint ventures because it has a controlling financial interest in that it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.
The joint venture that owns a property in Dallas, TX was determined not to be a VIE but is consolidated because the Trust has substantive participating rights in the entity.
With respect to its unconsolidated joint ventures, as (i) the Trust is primarily the managing member but does not exercise substantial operating control over these entities or the Trust is not the managing member and (ii) such entities are not VIEs, the Trust has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.
Certain items on the consolidated financial statements for the prior years have been reclassified to conform with the current year's presentation, including the reclassification of the operations and related assets of the Newark Joint Venture to discontinued operations and the reclassification of deferred loan costs on the consolidated balance sheets from assets to a reduction of the carrying amount of mortgage payable.
Income Tax Status
The Trust qualifies as a real estate investment trust under sections 856-860 of the Internal Revenue Code of 1986, as amended. The Trustees may, at their option, elect to operate the Trust as a business trust not qualifying as a real estate investment trust.
The Trust will not be subject to federal, and generally state and local taxes on amounts it distributes to shareholders, provided it distributes 90% of its taxable income and meets other conditions. The Trust currently has net operating loss carryforwards which it can use to reduce taxable income. Use of the net operating loss carryforward is subject to an alternative minimum tax.

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
In accordance with Accounting Standards Codification ("ASC") Topic 740 - "Income Taxes", the Trust believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that, if successfully challenged, could result in a material impact on the Trust's financial position or results of operations. The Trust's income tax returns for the previous six years are subject to review by the Internal Revenue Service.
Revenue Recognition
Rental revenue from multi-family properties is recorded when due from residents and is recognized monthly as it is earned. Rental payments are due in advance. Leases on residential properties are generally for terms that do not exceed one year.
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
The Trust assesses the fair value of real estate acquired (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases, if any) and acquired liabilities and allocates the acquisition price based on these assessments. Depreciation for multi-family properties is computed on a straight-line basis over an estimated useful life of 30 years. Intangible assets (and liabilities) are amortized over the remaining life of the related leases at the time of acquisition and is usually less than one year. . Expenditures for maintenance and repairs are charged to operations as incurred.
Real estate is classified as held for sale when management has determined that it has met the applicable criteria. Real estate assets that are expected to be disposed of are valued at the lower of their carrying amount or their fair value less costs to sell on an individual asset basis. Real estate classified as held for sale is not depreciated.
The Trust accounts for the sale of real estate when title passes to the buyer, sufficient equity payments have been received, there is no continuing involvement by the Trust and there is reasonable assurance that the remaining receivable, if any, will be collected.
Real Estate Asset Impairments
The Trust reviews each real estate asset owned, including investments in real estate ventures, to determine if there are indicators of impairment. If such indicators are present, the Trust determines whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount and that carrying amount exceeds the estimated fair value of the asset. In evaluating a property for impairment, various factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a decrease in the value of the property below its carrying value, the reduction will be recognized as an impairment charge. The fair values related to the impaired real estate assets are considered to be a level 3 valuation within the fair value hierarchy.
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

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

development costs, construction costs, interest costs, real estate taxes, and other costs incurred during the period of development. A construction project is considered substantially completed when it is available for occupancy, but no later than

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
one year from cessation of major construction activity. The Trust ceases capitalization when the project is available for occupancy.
Equity Based Compensation
Compensation expense for grants of restricted stock and restricted stock units ("RSUs") are amortized over the vesting period of such awards, based upon the estimated fair value of such award at the grant date. The deferred compensation related to the RSUs to be recognized as expense is net of certain and performance assumptions which are re-evaluated quarterly. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest; however, they are included in the calculation of both basic and diluted earnings per share as they participate in the earnings of the Trust.
Derivatives and Hedging Activities
The Trust's objective in using derivative financial instruments is to manage interest rate risk related to variable rate debt. The Trust does not use derivatives for trading or speculative purposes. The Trust records all derivatives on its consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Trust has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income (loss) and subsequently reclassified to earnings in the period in which the hedge transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives not designated as cash flow hedges, changes in the fair value of the derivative are recognized directly in earnings in the period in which they occur.
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
Cash Equivalents
Cash equivalents consist of highly liquid investments; primarily direct United States treasury obligations with maturities of three months or less when purchased.
Restricted Cash
Restricted cash consists of cash held for construction costs and property improvements at specific properties as may be required by contractual arrangements.
Deferred Costs
Fees and costs incurred in connection with multi-family property financings are deferred and amortized over the term of the related debt obligations. Fees and costs paid related to the successful negotiation of commercial leases are deferred and amortized on a straight-line basis over the terms of the respective leases.

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

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
Segment Reporting
The Trust operates in two reportable segments: (i) multi-family real estate; and (ii) other real estate assets. The multi-family real estate segment includes the ownership, operation and development of the Trust's multi-family properties and the other real estate segment includes all activities related to the ownership, operation and disposition of the Trust's other real estate assets.
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

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03 Interest - Imputation of Interest, which amends the balance sheet presentation for debt issuance costs. Under the amended guidance, a company will present unamortized debt issuance costs as a direct deduction from the carrying amount of that debt liability. The guidance is to be applied on a retrospective basis, and is effective for annual reporting periods beginning after December 15, 2015, with early adoption being permitted. The Trust elected early adoption for the fiscal year ended September 30, 2016, and its adoption did not have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Trust is currently evaluating the impact of this new standard on our consolidated financial statements.

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Trust is currently evaluating the new guidance to determine the impact, if any, it may have on its consolidated financial statements.

NOTE 2—REAL ESTATE PROPERTIES
Real estate properties (including real estate properties held for sale), consist of the following:

September 30, 2016 Balance
Land	$128,409
Building	684,133
Building improvements	25,717
Real estate properties	838,259
Accumulated depreciation	(44,687)
Total real estate properties, net	$793,572
A summary of activity in real estate properties (including properties held for sale), for the year ended September 30, 2016, follows (dollars in thousands):

	September 30, 2015 Balance	Additions	Capitalized Costs and Improvements	Sales	Depreciation, Amortization and other Reductions	September 30, 2016 Balance
Multi-family	$605,040	$318,680	$39,611	$(157,174)	$(23,072)	$783,085
Land - Daytona, FL	7,972	—	49	—	—	8,021
Shopping centers/retail - Yonkers, NY	2,574	—	—	—	(108)	2,466

Total real estate properties	$615,586	$318,680	$39,660	$(157,174)	$(23,180)	$793,572
The acquisitions completed in the year ended September 30, 2016 and described in Note 3-Acquisitions, Dispositions and Impairment Charges, have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and assumed liabilities based on management's estimate of fair value of these acquired assets and assumed liabilities at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Trust expects to finalize the valuations and complete the purchase price allocations within one year from the date of the applicable acquisition.
The following table summarizes the preliminary allocations of the purchase prices of assets acquired during the year ended September 30, 2016 (dollars in thousands):

Preliminary Purchase Price Allocation
Land	$53,054
Buildings and Improvements	264,474
Lease Intangibles	1,152
Total Consideration	$318,680

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

NOTE 2—REAL ESTATE PROPERTIES (continued)
The preliminary measurements of fair value reflected above are subject to change. The Trust expects to finalize the valuations and complete the purchase price allocation as soon as practicable but in no event beyond one year from the date of the applicable acquisition.
The following table summarizes the preliminary allocations of the purchase price of ten properties purchased between July 1, 2015 and September 30, 2016, and the finalized allocation of the purchase price, as adjusted, as of September 30, 2016 (dollars in thousands):

	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation

Land	$42,361	$(6,568)	$35,793
Buildings and Improvements	260,107	4,999	265,106
Acquisition-related intangible assets (in acquired lease intangibles, net) (1)	733	1,569	2,302
Total Consideration	$303,201	$—	$303,201

A summary of the Trust's multi-family properties by state as and for the year ended September 30, 2016, is as follows (dollars in thousands):

Location	Number of Units at September 30, 2016	2016 Revenue	% of 2016 Revenue
Texas	2,750	$19,957	22%
Florida	1,186	15,652	17%
Georgia	1,309	14,576	16%
Tennessee	456	9,735	11%
Alabama	826	6,966	8%
South Carolina	1,033	6,613	8%
Missouri	420	3,854	4%
Indiana	400	3,152	4%
Kansas	—	3,132	3%
Mississippi	776	2,678	3%
Ohio	264	2,440	3%
Arkansas	—	783	1%
	9,420	$89,538	100%

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

Future minimum rentals to be received by the Trust pursuant to non-cancellable operating leases with terms in excess of one year, from a commercial property owned by the Trust at September 30, 2016, are as follows (dollars in thousands):

Year Ending September 30,	Amount
2017	$1,103
2018	1,120
2019	1,120
2020	1,120
2021	1,129
Thereafter	5,685
Total	$11,277
Leases at the Trust's multi-family properties are generally for a term of one year or less and are not reflected in the above table.
NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES
Property Acquisitions
The table below provides information for the year ended September 30, 2016 regarding the Trust's purchases of multi-family properties (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Property Acquisition Costs
N. Charleston, SC	10/13/2015	271	$3,625	$—	$6,558	65%	$—
La Grange, GA	11/18/2015	236	22,800	16,051	6,824	100%	57
Katy, TX	1/22/2016	268	40,250	30,750	8,150	75%	382
Macon, GA	02/01/16	240	14,525	11,200	3,250	80%	158
Southaven, MS	2/29/2016	392	35,000	28,000	5,856	60%	413
San Antonio, TX	5/6/2016	288	35,150	26,400	6,688	65%	539
Dallas, TX	5/11/2016	494	37,000	27,938	6,750	50%	567
Columbia, SC	5/31/2016	204	17,000	12,934	4,930	80%	302
Atlanta, GA	8/15/2016	271	39,125	27,375	10,769	74%	577
Southaven, MS	9/1/2016	384	38,205	30,564	6,060	60%	347
San Antonio, TX	9/19/2016	288	36,000	27,000	8,060	72%	510
		3,336	$318,680	$238,212	$73,895		$3,852

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

Subsequent to September 30, 2016, the Trust purchased three multi-family properties with 933 units, including a 5.8 acre parcel of land on which it contemplates constructing 339 multi-family units. Information regarding these purchases is set forth below (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Estimated Property Acquisition Costs
Fredricksburg, VA	11/04/2016	220	$38,490	$29,940	$8,720	80%	$643
Columbia, SC	11/10/2016	374	58,300	41,000	5,670	32%	71
Columbia, SC (1)	11/10/2016	339	5,915	—	8,665	46%	—
		933	$102,705	$70,940	$23,055		$714
(1) Represents the purchase of a 5.8 acre parcel of land on which the Trust contemplates the construction of 339 multi-family units.
NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES - (continued)
Property Dispositions
The following table is a summary of the real estate properties disposed of by the Trust in the year ended September 30, 2016 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
Cordova, TN	3/2/2016	464	31,100	6,731	2,195
Kennesaw, GA	3/15/2016	450	64,000	17,462	10,037
Pooler, GA	4/6/2016	300	38,500	5,710	1,405
Collierville, TN	6/1/2016	324	34,300	4,586	917
Little Rock, AK (1)	6/6/2016	172	2,372	386	—
Wichita, KS	9/1/2016	496	30,400	10,718	4,241
		2,206	$200,672	$45,593	$18,795
(1) Reflects the sale of a partnership interest
The Trust also sold two cooperative units located in Manhattan, NY for $1,377,000 and recognized a gain of $1,271,000 on the sales.
The following table is a summary of the real estate properties disposed of by the Trust subsequent to the year ended September 30, 2016 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
Greenville, SC	10/19/2016	350	$68,000	$18,937	$9,669
Panama City, FL	10/26/2016	160	14,720	7,390	3,732
Atlanta, GA	11/21/2016	350	36,750	8,796	4,046
Hixon, TN	11/30/2016	156	10,775	479	120
		1,016	$130,245	$35,602	$17,567

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

Impairment Charges
The Trust reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Trust measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Trust does not expect to recover its carrying costs on properties held for use, the Trust reduces its carrying costs to fair value, and for properties held for sale, the Trust reduces its carrying value to the fair value less costs to sell. During the years ended September 30, 2016, 2015, and 2014, no impairment charges were recorded. Management does not believe that the values of any properties are impaired as of September 30, 2016.

NOTE 4–Discontinued Operations

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
As a result of the NJV Sale, the mortgage debt in principal amount of $19,500,000 (the “NJV Loan Receivable”) owed to the Trust by this venture (which was not included on the Trust's consolidated balance sheet at September 30, 2015 as such debt and the interest that had accrued thereon was eliminated in consolidation), is reflected as a real estate loan on the consolidated balance sheet at September 30, 2016. The NJV Loan Receivable is secured by various contiguous parcels on Market Street (between University Avenue and Washington Street) in Newark, NJ. The site is approximately 68,000 square feet and has approximately 303,000 square feet of rentable space. The NJV Loan Receivable matures in June 2017 and bears an annual interest rate of 11%. Six percent (6%) is to be paid on a monthly basis ("Current Interest") and five percent (5%) is deferred (the"Deferred Interest"). The NJV Loan Receivable provided that the Deferred Interest was to be paid in June 2016 and at maturity in June 2017. At September 30, 2016, the amount of Deferred Interest that has been recognized is $2,380,000.

The Trust has agreed from time-to-time to defer the payment of the Deferred Interest, and most recently entered into an agreement dated October 31, 2016 with the Newark Joint Venture pursuant to which the Trust agreed, among other things, to defer, until December 31, 2016, the payment of the Deferred Interest; provided, however, that in the event a transaction is completed prior to January 1, 2017 that results in, among other things, (a) in the release of certain of the mortgages securing the NJV Loan Receivable and (b) the Trust’s receipt of not less (i) than $5,900,000 in principal amount of the NJV Loan Receivable and (ii) $750,000 of Deferred Interest, the payment of the remaining balance of the Deferred Interest will be deferred until June 2017.

The assets and liabilities as of September 30, 2015 of the discontinued operations of the Newark Joint Venture and the statement of operations for the twelve months ended September 30, 2016 and 2015, are summarized as follows (dollars in thousands):

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

Balance Sheet	September 30, 2015
ASSETS
Real estate properties, net	$141,441
Restricted cash	13,277
Deposits and escrows	93
Other assets	8,734
Total assets of discontinued operations	$163,545

LIABILITIES
Mortgage payable, net of deferred costs of $9,683	$100,692
Accounts payable and accrued liabilities	6,848
Deferred income	30,990
Total liabilities of discontinued operations	$138,530

Statement of Operations
	Twelve Months Ended September 30,

	2016	2015
Revenues:
Rental and other revenue from real estate properties	$2,437	$4,335
Other income	444	1,067
Total revenues	2,881	5,402

Expenses:
Real estate operating expenses	2,277	4,610
Interest expense	2,242	4,880
Depreciation	1,150	2,241
Total expense	5,669	11,731
Income from discontinued operations	(2,788)	(6,329)
Gain on sale of partnership interest	15,467	—
Discontinued operations	$12,679	$(6,329)

NOTE 5—REAL ESTATE PROPERTY HELD FOR SALE

At September 30, 2016, the Sandtown Vistas property in Atlanta, GA and the Spring Valley property in Panama City, FL were held for sale. The Sandtown Vista property, which had a book value of $27,076,000, was sold on November 21, 2016. The Trust estimates it will recognize a gain on the sale of the property of approximately $8,800,000 of which approximately $4,000,000 will be allocated to the non-controlling partner. The Spring Valley property, which had a book value of $6,920,000, was sold on October 26, 2016. The Trust estimates it will recognize a gain on the sale of the property of $7,400,000 of which approximately $3,700,000 will be allocated to the non-controlling partner.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2015

NOTE 6—RESTRICTED CASH
Restricted cash represents funds for specific purposes and therefore are not generally available for general corporate purposes. As reflected on the consolidated balance sheet, restricted cash represents funds held by or on behalf of the Trust specifically for capital improvements at multi-family properties.
NOTE 7—DEBT OBLIGATIONS
Debt obligations consist of the following (dollars in thousands):

	September 30,
	2016	2015
Mortgages payable	$621,382	$475,312
Junior subordinated notes	37,400	37,400
Deferred mortgage costs	(6,275)	(5,327)
Total debt obligations	$652,507	$507,385

Mortgage Payable
At September 30, 2016, $621,382,000 of mortgage debt (including $27,052,000 classified as held for sale) is outstanding on the Trust's 33 multi-family properties and one commercial property with a weighted average interest rate of 3.98% and a weighted average remaining term to maturity of seven years. Scheduled principal repayments for the next five years and thereafter are as follows (dollars in thousands):

Year Ending September 30,	Scheduled Principal Payments
2017	$5,649
2018	6,828
2019	127,067
2020	32,431
2021	46,683
Thereafter	402,724
$621,382
During the twelve months ended September 30, 2016, the Trust incurred the following fixed rate mortgage debt in connection with the following acquisitions (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
LaGrange, GA	11/18/15	$16,051	4.36%	-	February 2022
Katy,TX	1/22/16	30,750	4.44%	60 months	February 2026
Macon,GA	2/01/16	11,200	4.39%	24 months	February 2026
Southaven, MS	2/29/16	28,000	4.24%	60 months	March 2026
San Antonio, TX (1)	5/06/16	26,400	3.61%	23 months	May 2023
Dallas,TX	5/11/16	27,938	4.01%	24 months	May 2028
Columbia,SC	5/31/16	12,934	4.28%	36 months	June 2026
Atlanta, GA	8/15/16	27,375	3.97%	36 months	August 2026
Southaven,MS	9/01/16	30,564	3.73%	60 months	September 2026
San Antonio, TX (1)	9/16/16	27,000	4.05%	36 months	September 2026
		$238,212

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

(1) Debt is fixed rate by use of an interest rate swap.
During the twelve months ended September 30, 2016, the Trust obtained supplemental fixed rate financing as set forth in the table below (dollars in thousands):

Location	Closing Date	Supplemental Mortgage Debt	Interest Rate	Maturity Date
Pensacola, FL	10/13/15	$3,194	4.92%	March 2022
Atlanta, GA	11/10/15	5,000	4.93%	July 2021
Houston, TX	2/09/16	3,865	4.94%	August 2021
Huntsville,AL	4/15/16	2,650	5.29%	November 2023
		$14,709

Junior Subordinated Notes
At September 30, 2016 and 2015 the Trust's junior subordinated notes had an outstanding principal balance of $37,400,000. At September 30, 2016, the interest rate on the outstanding balance is three month LIBOR +2.00% or 2.76%.
The junior subordinated notes require interest only payments through the maturity date, at which time repayment of all outstanding principal and interest is due. Interest expense for each of the years ended September 30, 2016, 2015 and 2014, which includes amortization of deferred costs, was $1,510,000, $1,853,000 and $1,853,000, respectively.

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
During the years ended September 30, 2016, 2015 and 2014, the Trust recorded $689,000, $18,000 and $155,000, respectively, of Federal alternative minimum tax and state franchise tax expense, net of refunds, relating to the 2016, 2015 and 2014 calendar years.
Earnings and profits, which determine the taxability of dividends to shareholders, differs from net income reported for financial statement purposes due to various items, including timing differences related to loan loss provisions, impairment charges, depreciation methods and carrying values.
At December 31, 2015, the Trust had a net operating loss carry forward of $69,193,000. These net operating losses may be available in future years to reduce taxable income when it is generated. These tax loss carry forwards begin to expire in 2030.

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

NOTE 9—SHAREHOLDERS' EQUITY
Common Share Dividend Distribution
During the year ended September 30, 2016, 2015 and 2014, the Trust did not declare or pay any dividends.
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
Pursuant to the Plan, during the year ended September 30, 2016, the Trust issued restricted stock units (the "Units") to acquire up to 450,000 common shares (the "Pay for Performance Program"). Subject to satisfying a continued service requirement, except in the case of death, disability, retirement or change in control, through the five years ending  March 31, 2021 (the “Performance Period”),  the Units entitle the recipients to acquire in the aggregate, (i) 200,000 shares (the “TSR Award”) based on achieving, during the Performance Period, certain levels  in  compounded annual growth rate (“CAGR”) in total shareholder return (“TSR”), and (ii) 200,000 shares based on achieving, during the Performance Period, certain levels in CAGR in adjusted funds from operations, as determined pursuant to the performance agreement (the "AFFO Award"). In addition, subject to  satisfying the continued service requirement, up to 50,000 shares may be added to or subtracted from the TSR Award, based on attaining or failing to attain, during the Performance Period, of CAGR in TSR relative to the CAGR in TSR for the constituent REITs that
NOTE 9—SHAREHOLDERS' EQUITY (continued)
comprise, with specified exceptions, the FTSE NAREIT Equity Apartment  Index. Recipients of the Units are entitled to receive cash dividends with respect to the common shares underlying the Units as if the underlying shares were outstanding during the Performance Period, if, when, and to the extent, the related Units vest and were determined not to be participating securities. Accordingly, for accounting purposes, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. The shares are contingently issuable shares but have not been included in the diluted earnings per share as the performance and market criteria have not been met.
For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to assist management in determining the fair value. For the AFFO Awards, the fair value is based on the market value on the date of grant. Expense is not recognized on the Units which the Trust does not expect to vest as a result of service conditions or the Trust’s performance expectations. The total amount recorded as deferred compensation with respect to the Units is $2,117,000 and is being charged to general and administrative expense over the approximate five year vesting period. The deferred compensation expense to be recognized is net of certain forfeiture and performance assumptions. The Trust recorded $146,000 of compensation expense related to the amortization of unearned compensation with respect to the Units in the twelve months ended September 30, 2016.
In January 2016, the Trust granted 141,050 shares of restricted stock pursuant to the 2012 Incentive Plan (the "2012 Plan"). No additional awards may be granted under the Prior Plans. All restricted shares vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation. During the years ended September 30, 2016, 2015 and 2014, the Trust recorded $859,000 and $906,000, and $805,000 respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted share awards. At September 30, 2016 and September 30, 2015, $2,089,000 and $2,184,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted share awards. The weighted average vesting period of these restricted shares is 2.3 years.

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

NOTE 9—SHAREHOLDERS' EQUITY (continued)
Changes in number of restricted shares outstanding under the Trust's equity incentive plans are shown below:

	Years Ended September 30,
	2016	2015	2014
Outstanding at beginning of the year	672,875	648,225	627,425
Issued	141,050	142,950	140,600
Cancelled	(16,850)	—	(300)
Vested	(130,300)	(118,300)	(119,500)
Outstanding at the end of the year	666,775	672,875	648,225

The following table reflects the compensation expense recorded for all incentive plans (dollars in thousands):

	Years Ended September 30,
	2016	2015	2014
Restricted stock grants	$859	$906	$805
Restricted stock units	146	—	—
Total compensation	$1,005	$906	$805

Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (dollars in thousands):

	2016	2015	2014
Numerator for basic and diluted earnings per share attributable to common shareholders:
Net income (loss) attributable to common shareholders	$31,289	$(2,388)	$(9,454)
Denominator:
Denominator for basic earnings per share—weighted average shares	14,017,279	14,133,352	14,265,589
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	14,017,279	14,133,352	14,265,589
Basic earnings (loss) per share	$2.23	$(0.17)	$(0.66)
Diluted earnings (loss) per share	$2.23	$(0.17)	$(0.66)

Share Buyback
In February 2016, pursuant to a share purchase program then in effect, the Trust purchased 252,000 shares of beneficial interest at the market price of $6.29 for a purchase price, including commission, of $1,584,000.
On March 11, 2016, the Board of Trustees, approved a new share repurchase program authorizing the Trust to repurchase up to $5,000,000 of shares of beneficial interest through September 30, 2017. Pursuant to this authorization the Trust, from such date through September 30, 2016, repurchased 74,421 shares of beneficial interest at an average market price of $7.13, for a purchase price, including commissions, of $530,000.

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

NOTE 10—RELATED PARTY TRANSACTIONS
The Trust paid REIT Management, a related party, advisory fees pursuant to its Advisory Agreement of $693,000 $2,448,000 and $2,016,000 for the years ended September 30, 2016, 2015 and 2014, respectively. The Advisory Agreement terminated effective December 31, 2015. Effective as of January 1, 2016, the Trust retained certain of its executive officers and its former chairman of the board to provide services previously provided pursuant to such agreement. The aggregate fees paid in 2016 fiscal year for these services were $863,000.
Management of certain properties owned by the Trust and certain joint venture properties is provided by Majestic Property Management Corp., a corporation in which Fredric H. Gould is the sole shareholder, under renewable year-to-year agreements. Certain of the Trust's officers and Trustees are also officers and directors of Majestic Property Management Corp. Majestic Property Management Corp. provides real property management, real estate brokerage and construction supervision services to these properties. For the years ended September 30, 2016, 2015 and 2014, fees for these services were $34,000, $56,000, and $28,000, respectively.
Fredric H. Gould is the vice chairman of the board of directors of One Liberty Properties, Inc., a related party, and certain of the Trust's officers and Trustees are also officers and, or directors of One Liberty Properties, Inc. In addition, Mr. Gould is an executive officer and sole shareholder of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P., a related party. Certain of the Trust's officers and Trustees are also officers and/or directors of Georgetown Partners, Inc. The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among the Trust and the affiliated entities and is included in general and administrative expense on the statements of operations. During the years ended September 30, 2016, 2015 and 2014, allocated general and administrative expenses reimbursed by the Trust to Gould Investors L.P. pursuant to the shared services agreement aggregated $549,000, $532,000 and $474,000, respectively.
On December 11, 2015, the Trust borrowed $8,000,000 from Gould Investors L.P. at an interest rate of 5.24%. This loan was satisfied on February 24, 2016. Interest expense for the year ended September 30, 2016 was $86,000.
Management of many of the Trust's properties is performed by its partners or their affiliates. In addition, the Trust may pay an acquisition fee to its partner upon the purchase of a property. These management and acquisition fees amounted to $4,140,000, $2,678,000 and $2,797,000 for the years ended September 30, 2016, 2015 and 2014, respectively.
In addition to its share of rent included as part of the Shared Services Agreement, the Trust leased additional space in the same building directly from an affiliate of Gould Investors L.P. prior to the sale of the building in January 2015. The rent paid was $64,000 and $149,000 in the years ended September 30, 2015 and 2014, respectively.
The Trust obtains insurance (primarily property insurance) in conjunction with Gould Investors L.P. and reimburses Gould for the Trust's share of the insurance cost. Insurance reimbursements to Gould Investors L.P. for the years ended September 30, 2016, 2015 and 2014 were $41,000, $15,000 and $15,000 respectively.
See Note 4 - Discontinued Operations for information regarding the Trust's sale of its interest in the Newark Joint Venture.

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

NOTE 11—SEGMENT REPORTING
Management has determined that the Trust operates in two reportable segments: a multi-family real estate segment which includes the ownership, operation and development of its multi-family properties, and another real estate segment, which includes the ownership and operation and development of its other real estate assets.
The following table summarizes the Trust's segment reporting for the year ended September 30, 2016 (dollars in thousands):

	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$89,538	$1,407	$90,945
Other income	—	3,319	3,319
Total revenues	89,538	4,726	94,264
Expenses:
Real estate operating expenses	42,679	583	43,262
Interest expense	23,739	139	23,878
Advisor's fee, related party	593	100	693
Property acquisition costs	3,852	—	3,852
General and administrative	8,313	223	8,536
Provision for federal taxes	686	14	700
Depreciation	22,251	929	23,180
Total expenses	102,113	1,988	104,101
Total revenues less total expenses	(12,575)	2,738	(9,837)
Gain on sale of real estate	45,206	1,271	46,477
Gain on sale of partnership interest	386	—	386
Loss on extinguishment of debt	(4,547)	—	(4,547)
Income from continuing operations	28,470	4,009	32,479
Net (income) attributable to non-controlling interests	(15,420)	(108)	(15,528)
Net income attributable to common shareholders before reconciling items	$13,050	$3,901	$16,951
Reconciling adjustment:
Discontinued operations, net of non controlling interests			14,338
Net income attributable to common shareholders			$31,289
Segment assets at September 30, 2016	$844,430	$31,001

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

NOTE 11—SEGMENT REPORTING - (continued)
The following table summarizes the Trust's segment reporting for the year ended September 30, 2015 (dollars in thousands):

	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$75,643	$1,380	$77,023
Other income	—	72	72
Total revenues	75,643	1,452	77,095
Expenses:
Real estate operating expenses	38,000	609	38,609
Interest expense	18,944	353	19,297
Advisor's fee, related party	2,077	371	2,448
Property acquisition costs	1,885	—	1,885
General and administrative	6,314	369	6,683
Depreciation	18,336	118	18,454
Total expenses	85,556	1,820	87,376
Total revenues less total expenses	(9,913)	(368)	(10,281)
Gain on sale of real estate	14,404	601	15,005
Income (loss) from continuing operations	4,491	233	4,724
Net (income) loss attributable to non-controlling interests	(4,877)	(93)	(4,970)
Net income (loss) attributable to common shareholders before reconciling adjustment	$(386)	$140	$(246)
Reconciling adjustment:
Discontinued operations, net of non controlling interests			(2,142)
Net income attributable to common shareholders			$(2,388)
Segment assets at September 30, 2015	$616,909	$55,425

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

NOTE 11—SEGMENT REPORTING - (continued)
The following table summarizes the Trust's segment reporting for the year ended September 30, 2014 (dollars in thousands):

	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$60,362	$1,363	$61,725
Other income	4	84	88
Total revenues	60,366	1,447	61,813
Expenses:
Operating expenses relating to real estate properties	32,347	637	32,984
Interest expense	16,212	222	16,434
Advisor's fee, related party	1,466	335	1,801
Property acquisition costs	2,542	—	2,542
General and administrative	5,887	437	6,324
Depreciation	13,828	117	13,945
Total expenses	72,282	1,748	74,030
Loss from continuing operations	(11,916)	(301)	(12,217)
Plus: net loss attributable to non-controlling interests	759	(92)	667
Net (loss) income attributable to common shareholders before reconciling adjustments	$(11,157)	$(393)	$(11,550)
Reconciling adjustment:
Other income			65
Discontinued operations, net of non controlling interests			2,031
Net loss attributable to common shareholders			$(9,454)
Segment assets at September 30, 2014	$569,357	$31,075

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

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
Junior subordinated notes:    At September 30, 2016 and 2015, the estimated fair value of the Trust's junior subordinated notes is less than their carrying value by approximately $16,549,000, and $20,174,000, respectively based on market interest rates of 6.35% and 6.38%, respectively.
Mortgages payable:   At September 30, 2016, the estimated fair value of the Trust's mortgages payable is greater than their carrying value by approximately $10,629,000 assuming market interest rates between 3.05% and 4.25%. At September 30, 2015, the estimated fair value was lower than the carrying value by $890,000, assuming market interest rates between 1.99% and 15.00%. Market interest rates were determined using current financing transaction information provided by third party institutions.
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
Financial Instruments Measured at Fair Value
The Trust's fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between markets participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other "observable" market inputs and Level 3 assets/liabilities are valued based significantly on "unobservable" market inputs. The Trust does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Trust's financial assets and liabilities measured at fair value as of September 30, 2016 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Liabilities:
Interest rate swap	$(1,602)	—	$(1,602)
Derivative financial instruments:   Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. At September 30, 2016, these derivatives are included in accounts payable and accrued liabilities on the consolidated balance sheet.
Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of September 30, 2016, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

NOTE 13—COMMITMENT
The Trust maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Trust are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $324,000, $322,000 and $322,000 during the years ended September 30, 2016, 2015 and 2014, respectively. At September 30, 2016 and 2015, $47,000 and $50,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets.
NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS
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
As of September 30, 2016, the Trust had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity
Interest Rate Swap	$1,559	5.25%	April 1, 2022
Interest Rate Swap	$26,400	3.61%	May 6, 2023
Interest Rate Swap	$27,000	4.05%	September 19, 2026

Derivatives as of:
September 30, 2016		September 30, 2015
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$—	Other assets	$—
Accounts payable and accrued liabilities	$1,602	Accounts payable and accrued liabilities	$58
The following table presents the effect of the Trust's derivative financial instrument on the consolidated statements of comprehensive income (loss) for the years ended September 30, 2016, 2015 and 2014 (dollars in thousands):

	Year Ended September 30,
	2016	2015	2014
Amount of loss recognized on derivative in Other Comprehensive Income	$(1,695)	$(83)	$(37)
Amount of loss reclassified from Accumulated Other Comprehensive (loss) income into Interest Expense	$(150)	$(33)	$(36)

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS - (continued)
No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust's cash flow hedges during the years ended September 30, 2016, 2015 or 2014. During the twelve months ending
September 30, 2017, the Trust estimates an additional $502,000 will be reclassified from other comprehensive income as an increase to interest expense.
Credit-risk-related Contingent Features
The agreement between the Trust and its derivatives counterparty provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.
As of September 30, 2016, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $1,732,000. As of September 30, 2016, the Trust has not posted any collateral related to this agreement. If the Trust had been in breach of this agreement at September 30, 2016, it could have been required to settle its obligations thereunder at its termination value of $1,732,000.

NOTE 15—QUARTERLY FINANCIAL DATA (Unaudited)

	2016
	1st Quarter Oct. - Dec	2nd Quarter Jan. - March	3rd Quarter April - June	4th Quarter July - Sept.	Total For Year
Revenues	$21,405	$24,857	$23,245	$24,757	$94,264
Expenses	23,187	25,849	26,610	28,455	104,101
Total revenues less total expenses	(1,782)	(992)	(3,365)	(3,698)	(9,837)
Gain on sale of real estate	609	24,226	10,263	11,379	46,477
Gain on sale of partnership interest	—	—	386	—	386
Loss on extinguishment of debt	—	(2,668)	—	(1,879)	(4,547)
(Loss) income from continuing operations	(1,173)	20,566	7,284	5,802	32,479
(Loss) income from discontinued operations	(1,600)	14,279	—	—	12,679
Net (loss) income	(2,773)	34,845	7,284	5,802	45,158
Net loss (income) attributable to non-controlling interests	739	(9,909)	(1,804)	(2,895)	(13,869)
Net (loss) income attributable to common shareholders	$(2,034)	$24,936	$5,480	$2,907	$31,289

Basic and per share amounts attributable to common shareholders
Continuing operations	$(0.10)	$0.70	$0.39	$0.21	$1.21
Discontinued operations	(0.04)	1.06	—	—	1.02
Basic and diluted (loss) income per share	$(0.14)	$1.76	$0.39	$0.21	$2.23

Index
BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2016

NOTE 15—QUARTERLY FINANCIAL DATA (Unaudited) - (continued)

	2015
	1st Quarter Oct. - Dec	2nd Quarter Jan. - March	3rd Quarter April - June	4th Quarter July - Sept.	Total For Year
Revenues	$18,526	$19,123	$19,790	$19,656	$77,095
Expenses	20,320	20,838	21,596	24,622	87,376
Total revenues less total expenses	(1,794)	(1,715)	(1,806)	(4,966)	(10,281)
Gain on sale of real estate	—	2,777	—	12,228	15,005
(Loss) income from continuing operations	(1,794)	1,062	(1,806)	7,262	4,724
Loss from discontinued operations	(1,733)	(1,448)	(1,702)	(1,446)	(6,329)
Net (loss) income	(3,527)	(386)	(3,508)	5,816	(1,605)
Net loss (income) attributable to non-controlling interests	1,029	(362)	930	(2,380)	(783)
Net (loss) income attributable to common shareholders	$(2,498)	$(748)	$(2,578)	$3,436	$(2,388)

Basic and per share amounts attributable to common shareholders
Continuing operations	$(0.15)	$(0.01)	$(0.13)	$0.27	$(0.02)
Discontinued operations	(0.03)	(0.04)	(0.05)	(0.03)	(0.15)
Basic and diluted (loss) income per share	$(0.18)	$(0.05)	$(0.18)	$0.24	$(0.17)

NOTE 16—SUBSEQUENT EVENTS
Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2016 that warrant additional disclosure have been included in the notes to the consolidated financial statements.

Index

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
(Including Real Estate Property Held for Sale)
SEPTEMBER 30, 2016
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at September 30, 2016						Depreciation Life For Latest Income Statement

Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Commercial
Yonkers, NY.	$1,560	—	$4,000	—	$194	—	—	$4,194	$4,194	$1,727	(c)	Aug-2000	39 years
South Daytona, FL.	—	$10,437	—	49	—	—	$8,021	—	8,021	—	N/A	Feb-2008	N/A
Multi-Family Residential
Palm Beach Gardens, FL	47,125	16,260	43,132	—	4,420	—	16,260	47,552	63,812	8,054	1970	Mar-2012	30 years
Melbourne, FL	9,211	1,150	8,680	—	1,414	—	1,150	10,094	11,244	1,900	1987	Mar-2012	30 years
North Charleston, SC	17,130	2,436	18,970	—	1,002	—	2,436	19,972	22,408	2,871	2010	Oct-2012	30 years
Decatur, GA	10,352	1,697	8,676	—	1,413	—	1,697	10,089	11,786	1,379	1954	Nov-2012	30 years
Panama City, FL	5,336	1,411	5,745	—	716	—	1,411	6,461	7,872	952	1987	Jan-2013	30 years
Houston, TX (Stone)	12,899	5,143	11,524	—	400	—	5,143	11,924	17,067	1,503	1978	April-2013	30 years
Houston, TX (Pathways)	7,398	3,044	5,463	—	838	—	3,044	6,301	9,345	753	1979	April-2013	30 years
Hixon, TN	8,117	1,231	9,561	—	298	—	1,231	9,859	11,090	1,137	1989	May-2013	30 years
Pasadena, TX (Ashwood)	3,988	1,513	3,864	—	429	—	1,513	4,293	5,806	502	1984	Oct-2013	30 years
Humble, TX (Parkside)	4,930	1,113	5,534	—	467	—	1,113	6,001	7,114	677	1983	Oct-2013	30 years
Humble, TX (Meadowbrook)	7,726	1,996	8,425	—	794	—	1,996	9,219	11,215	1,003	1982	Oct-2013	30 years
Huntsville, AL	12,212	1,047	10,942	—	1,439	—	1,047	12,381	13,428	1,339	1985	Oct-2013	30 years
Columbus, OH	10,164	2,810	11,240	—	315	—	2,810	11,555	14,365	1,450	1999	Nov-2013	30 years
Indianapolis, IN	14,500	4,477	14,240	—	1,997	—	4,477	16,237	20,714	1,573	2007	Jan-2014	30 years
Greenville, SC	37,961	7,487	—	—	41,680	608	7,487	42,288	49,775	1,665	2014	Jan-2014	30 years
Nashville, TN	23,623	4,565	22,054	—	2,239	—	4,565	24,293	28,858	2,001	1985	April-2014	30 years
Atlanta, GA	27,052	2,283	25,921	—	670	—	2,283	26,591	28,874	1,799	2009	June-2014	30 years
Houston, TX (Kendall)	15,314	1,849	13,346	—	1,557	—	1,849	14,903	16,752	1,264	1981	July-2014	30 years
Pensacola, FL	19,750	2,758	25,192	—	521	—	2,758	25,713	28,471	1,826	2008	Dec-2014	30 years
Valley, AL	28,990	1,040	42,710	—	455	—	1,040	43,165	44,205	2,130	2009	July-2014	30 years
San Marcos, TX	17,158	2,163	19,562	—	183	—	2,163	19,745	21,908	974	2014	Sept-2015	30 years
Lake St. Louis, MO	27,397	2,752	33,248	—	421	—	2,752	33,669	36,421	1,360	1986	Sept-2015	30 years
North Charleston, SC	13,544	3,704	—	—	21,131	55	3,704	21,186	24,890	—	2016	Oct-15	30 years
LaGrange, GA	15,786	832	21,968	—	389	—	832	22,357	23,189	770	2009	Nov-15	30 years
Katy, TX	30,750	4,194	36,056	—	240	—	4,194	36,296	40,490	1,149	2008	Jan-16	30 years
Macon, GA	11,200	1,876	12,649	—	180	—	1,876	12,829	14,705	389	1988	Feb-16	30 years
Southaven, MS	28,000	2,090	32,910	—	1,286	—	2,090	34,196	36,286	812	2002	Feb-16	30 years
San Antonio, TX	26,400	5,540	29,610	—	443	—	5,540	30,053	35,593	728	2013	May-16	30 years
Dallas, TX	27,937	13,073	23,927	—	917	—	13,073	24,844	37,917	409	1986	May-16	30 years
Columbia, SC	12,934	2,233	14,767	—	93	—	2,233	14,860	17,093	284	1996	May-16	30 years
		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at September 30, 2016						Depreciation Life For Latest Income Statement

Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired

Atlanta, GA	27,375	9,491	29,634	—	7	—	9,491	29,641	39,132	155	1989	Aug-16	30 years
Southaven, MS	30,563	2,100	36,105	—	14	—	2,100	36,119	38,219	100	2005	Sep-16	30 years
San Antonio, TX	27,000	5,030	30,970	—	—	—	5,030	30,970	36,000	52	2015	Sep-16	30 years
Total	$621,382	$130,825	$620,625	$49	$88,562	$663	$128,409	$709,850	$838,259	$44,687
									(a)	(b)

Index

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
(Including Real Estate Property Held for Sale)
SEPTEMBER 30, 2016
(Dollars in thousands)
Notes to the schedule:

(a)	Total real estate properties	$838,259
	Less: Accumulated depreciation and amortization	(44,687)
	Net real estate properties	$793,572
(b)	Amortization of the Trust's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.
(c)	Information not readily obtainable.
A reconciliation of real estate properties is as follows:

	2016	2015	2014
Balance at beginning of year	$757,027	$635,612	$402,896
Additions:
Acquisitions	318,680	129,425	205,220
Capital improvements	19,649	8,442	8,273
Capitalized development expenses and carrying costs	27,194	55,623	34,857
	365,523	193,490	248,350
Deductions:
Sales	150,786	51,394	80
Depreciation/amortization/paydowns	24,328	20,681	15,554
Reconciliation of partnership interest	153,864	—	—
	328,978	72,075	15,634
Balance at end of year	$793,572	$757,027	635,612