Form 10-Q
period 2016-12-31
BRT Realty Trust
filed 2017-02-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

14,045,135 Shares of Beneficial Interest,
$3 par value, outstanding on February 06, 2017

BRT REALTY TRUST AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2016 (Unaudited)	September 30, 2016
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $45,371 and $41,995	$746,183	$759,576
Real estate loan	5,900	19,500
Cash and cash equivalents	51,231	27,399
Restricted cash	6,683	7,383
Deposits and escrows	18,283	18,972
Investment in unconsolidated joint ventures	14,672	298
Other assets	6,122	7,775
Real estate properties held for sale	—	33,996
Total Assets	$849,074	$874,899
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $5,191 and $5,873	$573,577	$588,457
Junior subordinated notes, net of deferred costs of $397 and $402	37,003	36,998
Accounts payable and accrued liabilities	18,873	20,716
Mortgage payable held for sale	—	27,052
Total Liabilities	629,453	673,223

Commitments and contingencies
Equity:
BRT Realty Trust shareholders’ equity:
Preferred shares, $1 par value:
Authorized 10,000 shares, none issued	—	—
Shares of beneficial interest, $3 par value:
Authorized number of shares, unlimited, 13,231 and 13,232 issued	39,693	39,696
Additional paid-in capital	161,639	161,321
Accumulated other comprehensive income (loss)	1,666	(1,602)
Accumulated deficit	(32,355)	(48,125)
Total BRT Realty Trust shareholders’ equity	170,643	151,290
Non-controlling interests	48,978	50,386
Total Equity	219,621	201,676
Total Liabilities and Equity	$849,074	$874,899

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)(Dollars in thousands, except share data)

	Three Months Ended December 31,

	2016	2015
Revenues:
Rental and other revenues from real estate properties	$25,029	$22,319
Other income	611	7
Total revenues	25,640	22,326
Expenses:
Real estate operating expenses - including $610 and $433 to related parties	12,446	11,094
Interest expense - including $0 and $24 to related party	6,687	5,531
Advisor’s fees, related party	—	693
Property acquisition costs	—	57
General and administrative - including $79 and $26 to related parties	2,597	1,749
Provision for Federal tax	350	—
Depreciation	6,297	4,984
Total expenses	28,377	24,108
Total revenue less total expenses	(2,737)	(1,782)
Gain on sale of real estate	35,838	609
Loss on extinguishment of debt	(799)	—
Income (loss) from continuing operations	32,302	(1,173)
Loss from discontinued operations	—	(1,600)
Net income (loss)	32,302	(2,773)
Net (income) loss attributable to non-controlling interests	(16,532)	739
Net income (loss) attributable to common shareholders	$15,770	$(2,034)

Basic and diluted per share amounts attributable to common shareholders:
Income (loss) from continuing operations	$1.13	$(0.09)
Loss from discontinued operations	—	(0.05)
Basic and diluted earnings (loss) per share	$1.13	$(0.14)

Amounts attributable to BRT Realty Trust:
Income (loss) from continuing operations	$15,770	$(1,393)
Loss from discontinued operations	—	(641)
Net Income (loss)	$15,770	$(2,034)

Weighted average number of common shares outstanding:
Basic and diluted	13,898,626	14,101,056

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,

	2016	2015
Net income (loss)	$32,302	$(2,773)
Other comprehensive income:
Unrealized gain on derivative instruments	3,268	20
Other comprehensive income	3,268	20
Comprehensive income (loss)	35,570	(2,753)
Comprehensive income (loss) attributable to non-controlling interests	17,531	(736)
Comprehensive income (loss) attributable to common shareholders	$18,039	$(2,017)

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended December 31, 2016
(Unaudited)
(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2016	$39,696	$161,321	$(1,602)	$(48,125)	$50,386	$201,676
Compensation expense - restricted stock and restricted stock units	—	324	—	—	—	324
Contributions from non-controlling interests	—	—	—	—	3,786	3,786
Distributions to non-controlling interests	—	—	—	—	(21,726)	(21,726)
Shares repurchased - 1,200 shares	(3)	(6)	—	—	—	(9)
Net income	—	—	—	15,770	16,532	32,302
Other comprehensive income	—	—	3,268	—	—	3,268
Comprehensive income	—	—	—	—	—	35,570
Balances, December 31, 2016	$39,693	$161,639	$1,666	$(32,355)	$48,978	$219,621

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$32,302	$(2,773)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,604	6,351
Amortization of restricted stock	324	230
Gain on sale of real estate	(35,838)	(609)
Loss on extinguishment of debt	799	—
Increases and decreases from changes in other assets and liabilities:
Change in straight-line rent	(22)	(62)
Decrease in interest receivable	2,362	—
Decrease (increase) in deposits and escrows	688	(1,610)
Decrease in other assets	849	981
Decrease in accounts payable and accrued liabilities	(260)	(591)
Net cash provided by operating activities	7,808	1,917

Cash flows from investing activities:
Collections from real estate loans	13,600	—
Additions to real estate properties	(20,335)	(10,373)
Net costs capitalized to real estate properties	(2,971)	(15,398)
Net change in restricted cash - Newark	—	(1,952)
Net change in restricted cash - Multi Family	700	599
Proceeds from the sale of real estate properties	127,859	609
Investments in unconsolidated joint ventures	(14,335)	—
Net cash provided by (used in) investing activities	104,518	(26,515)

Cash flows from financing activities:
Proceeds from mortgages payable	9,369	20,531
Increase in other borrowed funds	—	14,001
Mortgage payoffs	(78,417)	(5,613)
Mortgage amortization	(1,206)	(1,205)
Increase in deferred borrowing costs	(291)	(1,262)
Capital contributions from non-controlling interests	3,786	3,531
Capital distribution to non-controlling interests	(21,726)	(2,308)
Proceeds from sale of New Market Tax Credits	—	2,746
Repurchase of shares of beneficial interest	(9)	—
Net cash (used in) provided by financing activities	(88,494)	30,421

Net increase in cash and cash equivalents	23,832	5,823
Cash and cash equivalents at beginning of period	27,399	15,556
Cash and cash equivalents at end of period	$51,231	$21,379

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $84 and $117 respectively	$6,372	$7,221
Taxes paid	$—	$11
Acquisition of real estate through assumption of debt	$27,638	$16,051

See accompanying notes to consolidated financial statements.

BRT REALTY TRUST AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

Note 1 – Organization and Background

BRT Realty Trust (“BRT” or the “Trust”) is a business trust organized in Massachusetts. BRT owns, operates and develops multi‑family properties and owns and operates other assets, including real estate and a real estate loan. BRT conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi‑family properties are acquired with venture partners in transactions in which the Trust contributes 80% of the equity. At December 31, 2016, the Trust owns: (a) 30 multi-family properties with 8,624 units located in 11 states (including 271 units at a property in the lease up stage) with a net book value of $735,596,000; and (b) interests in two unconsolidated joint ventures with a net book value of $14,373,000.
The Trust also owns and operates various other real estate assets. At December 31, 2016, the net book value of the real property included in these other real estate assets was $16,487,000, including a real estate loan of $5,900,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2016, and for the three months ended December 31, 2016 and 2015, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 2016 and 2015, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of September 30, 2016, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.
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
The joint venture that owns a property in Dallas, TX was determined not to be a VIE but is consolidated because the Trust has substantive participating rights in the entity owning the property.
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
For the three months ended December 31, 2015, the Trust reclassified approximately $921,000 of tenant utility reimbursements from real estate operating expenses to rental and other revenues from real estate properties to conform with the current period presentation. This reclassification increased total revenues and expenses by $921,000, and had no effect on the Trust's financial position, results of operations or cash flows.
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Note 3 ‑ Equity

Common Share Dividend Distribution

During the three months ended December 31, 2016, the Trust did not declare a dividend on its shares.

Stock Based Compensation

The Trust's Amended and Restated 2016 Incentive Plan (the "Plan") permits the Trust to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards.
Pursuant to the Plan, in June 2016, the Trust issued restricted stock units (the "Units") to acquire up to 450,000 common shares (the "Pay for Performance Program") . Recipients of the Units are entitled to receive (i) the underlying shares if certain performance metrics are satisfied at the vesting date and (ii) cash dividends paid with respect to the common shares underlying the Units if, when, and to the extent, the related Units vest. Because the Units are not participating securities, for accounting purposes, the shares underlying the Units are excluded in the outstanding shares reflected on the balance sheet and from the calculation of basic earnings per share. The shares are contingently issuable shares but have not been included in the diluted earnings per share as the performance and market criteria have not been met.
Expense is recognized, over a five year vesting period on the Units which the Trust expects to vest. The Trust recorded $110,000 of compensation expense related to the amortization of unearned compensation with respect to the Units in the three months ended December 31, 2016. At December 31, 2016 and September 30, 2016, $1,862,000 and $1,972,000, respectively, has been deferred and will be charged to expense over the vesting period.
In January 2017, the Trust granted 147,050 shares of restricted stock pursuant to the Plan.
As of December 31, 2016, an aggregate of 666,775 shares of unvested restricted stock are outstanding pursuant to the 2012 Incentive Plan and the 2009 Incentive Plan (collectively the "Prior Plans"). No additional awards may be granted under the Prior Plans. All restricted shares vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation. For the three months ended December 31, 2016 and 2015, the Trust recorded $214,000 and $230,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted share awards. At December 31, 2016 and September 30, 2016, $1,875,000 and $2,089,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted share awards. The weighted average vesting period of these restricted shares is 2.6 years.
Share Buyback
On March 11, 2016, the Board of Trustees approved a share repurchase program authorizing the Trust to repurchase up to $5,000,000 of shares of beneficial interest through September 30, 2017. During the quarter ended December 31, 2016, the Trust purchased 1,200 shares of beneficial interest at an average market price of $8.21 for a purchase price, including commissions, of $9,000.

Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common shareholders for the applicable period by the weighted average number of shares of beneficial interest outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of beneficial interest were exercised or converted into shares of beneficial interest or resulted in the issuance of shares of beneficial interest that share in the earnings of the Trust. Diluted earnings (loss) per share is determined by dividing net income (loss) applicable to common shareholders for the applicable period by the weighted average number of shares of beneficial interest outstanding during such period. For the three months ended December 31, 2016, none of the Units are included in the diluted weighted average as they did not meet the applicable performance metrics during such periods.
Basic and diluted shares outstanding for the three months ended December 31, 2016 and 2015, were 13,898,626 and 14,101,056, respectively.

Note 4 ‑ Real Estate Properties

Real estate properties (including properties held for sale) consist of the following:

	December 31, 2016	September 30, 2016
Land	$126,242	$128,409
Building	638,348	684,133
Building improvements	26,964	25,717
Real estate properties	791,554	838,259
Accumulated depreciation	(45,371)	(44,687)
Total real estate properties, net	$746,183	$793,572

A summary of real estate properties owned (including properties held for sale) follows (dollars in thousands):

	September 30, 2016 Balance	Additions	Capitalized Costs and Improvements	Depreciation	Sales	December 31, 2016 Balance
Multi-family	$783,085	$47,974	$2,845	$(6,270)	$(92,037)	$735,597
Land - Daytona, FL	8,021	—	—	—	—	8,021
Shopping centers/Retail - Yonkers, NY	2,466	—	126	(27)	—	2,565
Total real estate properties	$793,572	$47,974	$2,971	$(6,297)	$(92,037)	$746,183

The table below summarizes the preliminary allocations of the purchase prices of assets acquired during the three months ended December 31, 2016 (dollars in thousands):

Preliminary Purchase Price Allocation
Land	$8,957
Buildings and Improvements	29,601
Acquisition-related intangible assets	575
Total Consideration	$39,133

Note 5 ‑ Acquisitions and Dispositions

Property Acquisitions

The table below provides information for the three months ended December 31, 2016 regarding the Trust's purchases of multi-family properties (dollars in thousands):

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs (a)
Fredricksburg, VA	11/4/2016	220	$38,490	$29,940	$8,720	80%	$643
_______________________________
(a) See Note 15.

Property Dispositions

The following table is a summary of the real estate properties disposed of by the Trust in the three months ended December 31, 2016 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
Greenville, NC	10/19/2016	350	$68,000	$18,483	$9,329
Panama City, FL	10/26/2016	160	14,720	7,393	3,478
Atlanta, GA	11/21/2016	350	36,750	8,905	4,166
Hixson, TN	11/30/2016	156	10,775	608	152
New York, NY	12/21/2016	1	465	449	—
		1,017	$130,710	$35,838	$17,125

Note 6 –Real Estate Loan

    As a result of the sale of our interest in the Newark Joint Venture in February 2016, the mortgage loan owed to the Trust by the venture (the "NJV Loan Receivable"), which was, prior to the sale, eliminated in consolidation, is reflected as a real estate loan on the consolidated balance sheets. At December 31, 2016 and September 30, 2016, the NJV Loan Receivable was in the principal amount of $5,900,000 and $19,500,000, respectively.

During the quarter ended December 31, 2016, the Trust received (i) a $13,600,000 principal paydown of the NJV Loan Receivable and (ii) $2,606,000, representing all the interest (i.e., current and deferred) due through the repayment date. In connection with this transaction, the Trust released certain properties from the mortgages securing the NJV Loan Receivable. The remaining $5,900,000 of principal balance of this receivable matures in June 2017, bears interest, payable monthly, at a rate of 11% per year, and is secured by several properties in Newark, New Jersey.

Note 7 - Real Estate Property Held For Sale

At September 30, 2016, the Sandtown Vista property in Atlanta, GA and the Spring Valley property in Panama City, FL were held for sale. The Sandtown Vista property, which had a book value of $27,102,000, was sold on November 21, 2016. The Spring Valley property, which had a book value $6,920,000, was sold on October 26, 2016.

Note 8 - Restricted Cash
Restricted cash represents funds that are being held for specific purposes and are therefore not generally available for general corporate purposes. As reflected on the consolidated balance sheets, Restricted cash represents funds that are held by or on behalf of the Trust specifically for capital improvements at certain multi-family properties.

Note 9 – Investment in Unconsolidated Ventures

In the quarter ended December 31, 2016, the Trust purchased interests in two unconsolidated joint ventures in Columbia, SC: (i) a $5,670,000 investment for a 32% interest in a venture which owns a 374 unit multi-family property and (ii) an $8,665,000 investment for a 46% interest in a venture in which the Trust contemplates the construction of 339 multi-family units. Construction financing for this development project has been secured.

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	December 31, 2016	September 30, 2016
Mortgages payable (a)	$578,768	$621,382
Junior subordinated notes	37,400	37,400
Deferred mortgage costs	(5,588)	(6,275)
Total debt obligations	$610,580	$652,507
_____________________________________
(a) Excludes mortgages payable held for sale of $27,052,000 at September 30, 2016.

Mortgages Payable

During the three months ended December 31, 2016, the Trust incurred the following fixed rate mortgage debt in connection with the following acquisition (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
Fredricksburg, VA	11/4/16	$27,638	3.68%	N/A	February 2027

During the three months ended December 31, 2016, the Trust obtained supplemental fixed rate mortgage financing as set forth in the table below (dollars in thousands):

Location	Closing Date	Supplemental Mortgage Debt	Interest Rate	Maturity Date
Fredricksburg, VA	11/4/16	$2,261	4.84%	February 2027

During the three months ended December 31, 2016, $7,107,000 was advanced on the construction loan that financed the N. Charleston, SC (Factory at Garco) development. There is $9,614,000 remaining to be drawn on the facility.

Junior Subordinated Notes

At December 31, 2016 and September 30, 2016, the Trust's junior subordinated notes had an outstanding principal balance of $37,400,000, before deferred costs of $397,000. At December 31, 2016, the interest rate on the outstanding balance is three month LIBOR + 2.00% or 2.89%.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended December 31, 2016 and 2015, which includes amortization of deferred costs, was $274,000 and $463,000, respectively.

Note 11 – Related Party Transactions

Majestic Property Management Corp., a related party, provides management services to the Trust for certain properties owned by the Trust and joint ventures in which the Trust participates. These fees amounted to $8,000 and $11,000 for the three months ended December 31, 2016 and 2015, respectively.
The allocation of expenses for the shared facilities, personnel and other resources used by the Trust is determined in accordance with a shared services agreement by and among the Trust and related parties. Amounts paid pursuant to the agreement are included in general and administrative expenses on the consolidated statement of operations. The Trust reimbursed Gould Investors L.P., a related party, $79,000 and $51,000, in the three months ended December 31, 2016 and 2015, respectively, for services provided under the agreement.
Management of many of the Trust's multi-family properties is performed by the Trust's joint venture partners or their affiliates (none of these joint venture partners is Gould Investors L.P. or its affiliates). In addition, the Trust may pay an acquisition fee to a joint venture partner in connection with a property purchased by such joint venture. Management and acquisition fees to these related parties for the three months ended December 31, 2016 and 2015 was $924,000 and $422,000, respectively.
During the quarter ended December 31, 2015, the Trust paid REIT Management, a related party, advisory fees pursuant to an advisory agreement of $693,000. The advisory agreement terminated effective December 31, 2015.
In the quarter ended December 31, 2015, the Trust borrowed $8,000,000 from Gould Investors L.P., a related party. Interest for the quarter ended December 31, 2015 was $24,000.

Note 12 - Segment Reporting

Management determined that the Trust operates in two reportable segments: a multi-family property segment which includes the ownership, operation and development of multi-family properties; and an other assets segment which includes the ownership and operation of the Trust's other real estate assets and a real estate loan.

The following tables summarize our segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended December 31, 2016
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$24,643	$386	$25,029
Other income	—	611	611
Total revenues	24,643	997	25,640
Expenses:
Real estate operating expenses	12,349	97	12,446
Interest expense	6,092	595	6,687
General and administrative	2,544	53	2,597
Provision for Federal Tax	343	7	350
Depreciation	6,270	27	6,297
Total expenses	27,598	779	28,377
Total revenue less total expenses	(2,955)	218	(2,737)
Gain on sale of real estate	35,389	449	35,838
Loss on extinguishment of debt	(799)	—	(799)
Income from continuing operations	31,635	667	32,302
Net (income) attributable to non-controlling interests	(16,497)	(35)	(16,532)
Net income attributable to common shareholders before reconciling items	$15,138	$632	$15,770
Segment Assets at December 31, 2016	$832,265	$16,809	$849,074

Note 12- Segment Reporting - continued

	Three Months Ended December 31, 2015
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$22,003	$316	$22,319
Other income	—	7	7
Total revenues	22,003	323	22,326
Expenses:
Real estate operating expenses	10,944	150	11,094
Interest expense	5,459	72	5,531
Advisor's fee, related party	594	99	693
Property acquisition costs	57	—	57
General and administrative	1,661	88	1,749
Depreciation and amortization	4,957	27	4,984
Total expenses	23,672	436	24,108
Total revenues less total expenses	(1,669)	(113)	(1,782)
Gain on sale of real estate assets	—	609	609
Net (loss) income	(1,669)	496	(1,173)
Net (income) loss attributable to non-controlling interests	(199)	(21)	(220)
Net (loss) income attributable to common shareholders before reconciling items	$(1,868)	$475	$(1,393)
Reconciling adjustment:
Discontinued operations, net of non-controlling interest			(641)
Net loss attributable to common shareholders			$(2,034)
Segment Assets at December 31, 2015	$689,231	$191,251	$880,482

Note 13 – Fair Value of Financial Instruments

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

Junior subordinated notes: At December 31, 2016 and September 30, 2016 the estimated fair value of the notes is lower than their carrying value by approximately $16,408,000 and $16,549,000 based on a market interest rate of 6.48% and 6.37%, respectively.

Mortgages payable: At December 31, 2016, the estimated fair value of the Trust’s mortgages payable is greater than their carrying value by approximately $13,734,000 assuming market interest rates between 3.81% and 5.01% and at September 30, 2016, the estimated fair value of the Trust's mortgages payable was greater than their carrying value by approximately $10,629,000 assuming market interest rates between 3.05% and 4.25%. Market interest rates were determined using rates which the Trust believes reflects institutional lender yield requirements.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

The Trust’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs. The Trust does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Trust’s financial liabilities measured at fair value as of December 31, 2016 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Assets:
Interest rate swap	$1,666	—	$1,666

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At December 31, 2016, these derivatives are included in other accounts payable and accrued liabilities on the consolidated balance sheet.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with them utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2016, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust determined that its derivatives valuation is classified in Level 2 of the fair value hierarchy.

Note 14 – Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

The Trust’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Trust primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Trust making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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
As of December 31, 2016, the Trust had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity
Interest rate swap	$1,531	5.25%	April 1, 2022
Interest rate swap	$26,400	3.61%	May 6, 2023
Interest rate swap	$27,000	4.05%	September 19, 2026

The table below presents the fair value of the Trust’s derivative financial instrument as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
December 31, 2016		September 30, 2016
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$1,666	Accounts payable and accrued liabilities	$1,602

As of December 31, 2016, the Trust did not have any derivative instruments that were considered to be ineffective and does not use derivative instruments for trading or speculative purposes.

The following table presents the effect of the Trust’s interest rate swaps on the consolidated statements of comprehensive loss for the dates indicated (dollars in thousands):

	Three Months Ended December 31,
	2016	2015
Amount of gain recognized on derivative in Other Comprehensive Income (loss)	$3,123	$12
Amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (loss) into Interest Expense	$(145)	$(8)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust’s cash flow hedges during the three months ended December 31, 2016 and December 31, 2015. During the twelve months ending September 30, 2017, the Trust estimates an additional $343,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

Credit-risk-related Contingent Features

The agreement between the Trust and its derivatives counterparties provides that if the Trust defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligations.

As of December 31, 2016, the fair value of the derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreement, was $24,000. As of December 31, 2016, the Trust has not posted any collateral related to these agreements. If the Trust had been in breach of these agreements at December 31, 2016, it could have been required to settle its obligations thereunder at its termination value of $24,000.

Note 15 – New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business combinations. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Trust elected early adoption effective for the quarter ended December 31, 2016. The Trust's net income was favorably impacted as a result of the capitalization of acquisition costs - in prior periods, property acquisition costs were expensed during the period incurred. During the three months ended December 31, 2016, capitalized acquisition costs were $643,000, without giving effect to non-controlling interests.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within those periods, with early adoption permitted. The Trust adopted this guidance in the quarter December 31, 2016 and its adoption did not have a material effect on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

Note 16 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2016 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions or variations thereof. Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016.

Overview

We are an internally managed real estate investment trust, also known as a REIT, that is primarily focused on the ownership, operation and development of multi‑family properties. These activities are primarily conducted through joint ventures in which we typically have an 80% interest in the entity owing the property. At December 31, 2016, we own 30 multi‑family properties located in 11 states with an aggregate of 8,624 units (including 271 units at one property, in lease up stage). At December 31, 2016, the net book value of the multi-family assets was $735.6 million. During the three month ended December 31, 2016, the average occupancy at our stabilized properties was 93.2%.
We also own and operate various other real estate assets. At December 31, 2016, the net book value of these other real estate assets is $16.5 million, including a real estate loan of $5.9 million.
As used herein, the term "same store properties" refers to properties that were owned for the entirety of the periods being presented and excludes properties that were in development or lease up during such periods.
Acquisitions, Dispositions and Other Developments During the Quarter Ended December 31, 2016

We acquired one multi-family property, located in Fredricksburg, Virginia, with an aggregate of 220 units for $38.5 million, including assumed and supplemental mortgage debt of $29.9 million. Commencing January 1, 2017, this property is expected to generate, on a quarterly basis, $867,000 of rental revenue, $288,000 of real estate operating expense, $290,000 of interest expense and $241,000 of depreciation expense.

We invested an aggregate of $14.4 million in two unconsolidated joint ventures that own multi-family properties in Columbia, South Carolina - an investment of (i) approximately $5.7 million for a 32% interest in a joint venture that owns a 374 unit multi-family property; and (ii) approximately $8.7 million for a 46% interest in a joint venture that contemplates the construction of a 339 unit multi-family property.

We sold four multi-family properties with an aggregate of 1,016 units and a cooperative apartment unit for $130.7 million and recorded an aggregate gain of $35.8 million, of which $17.1 million was allocated to the non-controlling interests. During the three months ended December 31, 2016, these four multi-family properties generated $1.2 million of rental revenue, $570,000 of real estate operating expenses, $364,000 of interest expense and $60,000 of depreciation expense.

We received a $13.6 million principal paydown on our $19.5 million real estate loan to the Newark Joint Venture and received $2.6 million for all interest (current and deferred) due as of the date of the repayment. At December 31, 2016, the outstanding principal balance on the loan at December 31, 2016 is $5.9 million. The loan matures in June 2017, bears interest payable monthly, at a rate of 11% per year and is secured by several properties in Newark, New Jersey.

During the three months ended December 31, 2016, we early adopted an accounting standard that generally allows us to capitalize our property acquisition costs. See Note 15 to our consolidated financial statements. As a result, during this quarter, we capitalized $643,000 of such costs - in prior periods property acquisition costs were expensed during the period incurred. Net income, funds from operations and adjusted funds from operations for the current quarter were favorably impacted by the adoption of this accounting standard.

Plan of Conversion

On December 8, 2016, our board of trustees approved a plan of conversion pursuant to which we will convert our jurisdiction and form of organization from a Massachusetts business trust to a Maryland corporation to be named BRT Apartments Corp. Pursuant to the conversion plan, at the effective time of the conversion( which is, subject to, among other things, approval of our shareholders at the annual meeting of shareholders scheduled for March 2017), each outstanding share of beneficial interest of our company will be converted into one share of common stock of BRT Apartments Corp., the Maryland corporation. The conversion is intended to qualify as a tax-free reorganization under the federal income tax laws and we anticipate that we will continue to qualify as a REIT following the conversion.

Following the conversion, the business of BRT Apartments Corp. will be the same as the business of BRT Realty Trust - the conversion will not result in any change in our company’s headquarters, business, jobs, management, number of employees, assets, liabilities or net worth (other than as a result of the costs related to the conversion, including legal and accounting fees), the exchange (i.e., the New York Stock Exchange) on which our shares trade, the ticker symbol under which our shares are trade (i.e., "BRT") or your percentage interest in the company. Our current management, including all trustees and officers, will assume comparable positions with BRT Apartments Corp.  Further, the conversion will not effect any of BRT Realty Trust's asset, debts, obligations or liabilities or impair the rights of creditors or any liens on our property, and BRT Apartments Corp. will continue to be liable for all the debts and obligations of BRT Realty Trust.

Results of Operations – Three months ended December 31, 2016 compared to three months ended December 31, 2015.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands):	2016	2015	Increase	% Change
Rental and other revenues from real estate properties	$25,029	$22,319	$2,710	12.1%
Other income	611	7	604	N/M
Total revenues	$25,640	$22,326	$3,314	14.8%

Rental and other revenues from real estate properties.

The increase is due primarily to:

•	$8.3 million from 10 properties acquired during the twelve months ended September 30, 2016,

•	$818,000 from same store properties due primarily to a net increase in rental rates at four multi-family properties, and

•	$515,000 from a property acquired in the three months ended December 31, 2016.

Offsetting this increase are decreases of $5.8 million of rental revenue from the six properties sold during the twelve months ended September 30, 2016 and $1.1 million from four properties sold during the three months ended December 31, 2016.

Other Income.

This increase is due to the inclusion of interest on the mortgage loan to the Newark Joint Venture. Through December 31, 2015, the interest income on this loan was eliminated in consolidation. As a result of the February 2016 sale of our interest in the Newark Joint Venture, this interest income is reflected on our consolidated statement of operations for the three months ended December 31, 2016.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands)	2016	2015	Increase (Decrease)	% Change
Real estate operating expenses	12,446	11,094	$1,352	12.2%
Interest expense	6,687	5,531	1,156	20.9%
Advisor’s fees, related party	—	693	(693)	(100.0)%
Property acquisition costs	—	57	(57)	(100.0)%
General and administrative	2,597	1,749	848	48.5%
Provision for Federal taxes	350	0	350	N/M
Depreciation	6,297	4,984	1,313	26.3%
Total expenses	$28,377	$24,108	$4,269	17.7%

Real estate operating expenses.

The increase is due primarily to:

•$4.1 million from 10 properties acquired in the twelve months ended September 30, 2016,

•	$500,000 from same store properties - approximately $302,000 due to increased real estate taxes at several properties and approximately $220,000 of increased repair and maintenance expense, and

•	$155,000 from a property acquired during the three months ended December 31, 2016.

Offsetting the increase is a net decrease of $2.9 million relating to six properties sold during the twelve months ended September 30, 2016 and $548,000 from four properties sold during the three months ended December 31, 2016.

Interest expense.

The increase is due primarily to:

•	$2.5 million due to mortgages on ten properties acquired in the twelve months ended September 30, 2016,

•	$181,000 from a mortgage on one property acquired during the three months ended December 31, 2016, and
•$152,000 primarily from two same store properties that obtained supplemental debt.

Offsetting the increase are decreases in interest expense of $1.3 million relating to the mortgage debt on six properties sold during the twelve months ended September 30, 2016, $95,000 relating to mortgage debt on four properties sold during the quarter ended December 31, 2016 and $214,000 relating to the decrease in the interest rate paid on our junior subordinated debt which changed on April 29, 2016 from a fixed rate of 4.91% to an adjustable rate of three month LIBOR plus 200 basis points. At December 31, 2016, the interest rate on such debt is 2.89%.

Advisor’s fees, related party. The advisory agreement terminated effective December 31, 2015. The services previously provided pursuant to the advisory agreement are now provided by certain related parties (the "Services"). During the three months ended December 31, 2016, the cost of the Services was $287,500 and is included in general and administrative expense. Effective January 1, 2017, the cost of these Services is $301,875 per quarter.

Property acquisition costs. Due to a change in accounting guidance, these costs are now capitalized as a part of the basis of the property. During the quarter ended December 31, 2016, we capitalized $643,000 of such costs.

General and administrative. Approximately $288,000 of the increase is due of the inclusion of the fees for services previously provided pursuant to the advisory agreement, approximately $198,000 is due to professional fees related to our proposed conversion from a Massachusetts business trust to a Maryland corporation, approximately $220,000 is due to increased compensation expense (including $93,000 related to the non-cash amortization of restricted stock and restricted stock unit expense, $75,000 due to increased bonuses and $48,000 due to increased salaries) and $106,000 of the increase is due to increased state taxes.

Provision for Federal Tax. This amount reflects the alternative minimum tax that we are required to pay as a result of the use of our loss carry forwards to offset 2016 taxable income.

Depreciation. The increase is due primarily to $3.1 million from 10 properties acquired during the twelve months ended September 30, 2016. Offsetting the increase are decreases of $1.2 million from six properties sold during the twelve months ended September 30, 2016 and $495,000 related to four properties sold during the three months ended December 31, 2016.

Other Income and Expenses

Gain on sale of real estate. During the three months ended December 31, 2016, we sold four multi family properties and a cooperative apartment unit for an aggregate of $130.7 million and recognized an aggregate gain of $35.8 million, of which $17.1 million was allocated to the non-controlling interests.
Loss on extinguishment of debt. We incurred a $799,000 mortgage prepayment charge in connection with the sale of a property.
Discontinued operations. In February 2016, we sold our interest in the Newark Joint Venture and reclassified the operations of the venture to discontinued operations for the quarter ended December 31, 2015.
Net (income) loss attributable to non-controlling interest. The change is due to the allocation to our joint venture partners of $17.1 million, representing their share of the gain on sale of four multi-family properties.

Liquidity and Capital Resources
We require funds to acquire properties, repay borrowings and pay operating expenses. Generally, our primary sources of capital and liquidity are the operations of, and distributions from, our multi-family properties, our available cash (including restricted cash), mortgage debt financing and our share of the net proceeds from the sale of multi-family properties. At December 31, 2016 and February 1, 2017, our available cash, excluding restricted cash of $6.7 million intended for capital improvements at 14 multi-family properties, is approximately $51.2 million and $50.6 million, respectively.
We anticipate that operating expenses and debt service payable through 2018 will be funded from the cash generated from operations of these properties and, if needed, supplemental financings. The mortgage debt with respect to the multi-family properties generally is non-recourse to us and our subsidiary holding our interest in the applicable joint venture. Our ability to acquire additional multi-family properties is limited by our available cash and the availability of mortgage debt.

We anticipate that the construction and other costs associated with the N. Charleston, SC development project will be funded by capital previously contributed by our joint venture partner and us and in-place construction financing of up to $30.3 million . As of December 31, 2016, $20.7 million has been drawn against the project.

Statements of Cash Flows
As of December 31, 2016 and 2015, we had cash and cash equivalents of $51.2 million and $21.4 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	Three Months Ended December 31,
	2016	2015
Cash flow from operating activities	$7,808	$1,917
Cash flow provided by (used in) investing activities	104,518	(26,515)
Cash flow (used in) provided by from financing activities	(88,494)	30,421
Net change in cash and cash equivalents	23,832	5,823
Cash and cash equivalents a beginning of period	27,399	15,556
Cash and cash equivalents at end of year	$51,231	$21,379
The increase in cash flow provided by operating activities in 2016 is due to a decrease in deposits and escrows and interest receivable.
The increase in cash flow provided by investing activities in 2016 is due primarily to the sale of four multi-family properties in the current three month period.
The increase in cash flow used in financing activities in 2016 is due primarily to the repayment of mortgages due to the sale of four properties in the current three month period.
Cash Distribution Policy
We have not paid cash dividends since 2010. At December 31, 2016, we estimate that our net operating loss carry-forward is approximately $15 million to $20 million. Since we can offset our future taxable income, if any, against our tax loss carry-forward until the earlier of 2029 or the tax loss carry-forward has been fully used, we are not currently required by the Internal Revenue Code to pay a dividend to maintain our REIT status.

Off Balance Sheet Arrangements

None.

Funds from Operations; Adjusted Funds from Operations

We disclose below funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.
We compute FFO in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write‑downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non‑real estate assets.We compute AFFO by deducting from FFO our straight line rent accruals and deferrals, amortization of restricted stock compensation and amortization of deferred financing costs. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of AFFO may vary from one REIT to another.
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

The table below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	Three Months Ended December 31,
	2016	2015
GAAP Net income (loss) attributable to common shareholders	$15,770	$(2,034)
Add: depreciation of properties	6,297	5,661
Add: our share of depreciation in unconsolidated joint ventures	83	5
Add: amortization of deferred leasing costs	—	14
Deduct: gains on sale of real estate and partnership interest	(35,838)	(609)
Adjustments for non-controlling interests	15,574	(1,385)
NAREIT Funds from operations attributable to common shareholders	1,886	1,652

Adjustments for: straight line rent accruals	(22)	(62)
Add: loss on extinguishment of debt	799	—
Add: amortization of restricted stock and restricted stock units	324	230
Add: amortization of deferred mortgage costs	301	685
Adjustments for non-controlling interests	(425)	(239)
Adjusted funds from operations attributable to common shareholders	$2,863	$2,266

	Three Months Ended December 31,
	2016	2015
GAAP Net income (loss) attributable to common shareholders	$1.13	$(0.14)
Add: depreciation of properties	0.46	0.40
Add: our share of depreciation in unconsolidated joint ventures	0.01	—
Add: amortization of deferred leasing costs	—	—
Deduct: gain on sale of real estate and partnership interest	(2.58)	(0.04)
Adjustment for non-controlling interests	1.12	(0.10)
NAREIT Funds from operations per common share basic and diluted	0.14	0.12

Adjustments for: straight line rent accruals	—	—
Add: loss on extinguishment of debt	0.06	—
Add: amortization of restricted stock and restricted stock units	0.02	0.02
Add: amortization of deferred mortgage costs	0.02	0.04
Adjustments for non-controlling interests	(0.03)	(0.01)
Adjusted funds from operations per common share basic and diluted	$0.21	$0.17

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than four mortgages, three of which are subject to interest rate swap agreements. With respect to the remaining variable rate mortgage, an increase of 100 basis points in interest rates would reduce annual net income by $206,000 and a decrease of 100 basis points would increase annual net income by $148,000.

As of December 31, 2016, we had three interest rate swap agreements outstanding. The fair value of our interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. At December 31, 2016, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on the derivative instruments would have increased by approximately $3.6 million and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instrument would have decreased by approximately $3.9 million. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 per quarter and a 100 basis point decrease in the rate would decrease our related interest expense by $366,000 per quarter.

As of December 31, 2016, based on the number of residential units in each state, 32% of our properties are located in Texas, 12% in Florida, 11% in Georgia, 10% in Alabama, and 9% in Mississippi, 8% in South Carolina and the remaining 19% in five other states and we are therefore subject to risks associated with the economies in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2016, our Board of Trustees authorized us to repurchase up to $5.0 million of our shares through September 30, 2017. The table below provides information regarding our repurchase of our common shares pursuant to such authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2016	—	$—	—	$4,469,607
November 1 - November 30, 2016	—	—	—	4,469,607
December 1 - December 31, 2016	1,200	8.21	1,200	4,459,759
Total	1,200	8.21	1,200

Item 6. Exhibits

Exhibit No.	Title of Exhibits
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT REALTY TRUST
(Registrant)

February 8, 2017	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

February 8, 2017	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)