Form 10-Q
period 2017-03-31
BRT Apartments Corp.
filed 2017-05-10
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

OR

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-07172

BRT APARTMENTS CORP.
(Exact name of Registrant as specified in its charter)

Maryland	13-2755856
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

60 Cutter Mill Road, Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405) of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

14,040,560 Shares of Common Stock,
par value $0.01 per share, outstanding on May 5, 2017

BRT APARTMENTS CORP. AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2017 (Unaudited)	September 30, 2016
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $53,143 and $41,995	$781,114	$759,576
Real estate loan	5,900	19,500
Cash and cash equivalents	43,147	27,399
Restricted cash	6,619	7,383
Deposits and escrows	13,101	18,972
Investments in unconsolidated joint ventures	14,557	298
Other assets	6,082	7,775
Real estate properties held for sale	—	33,996
Total Assets	$870,520	$874,899
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $5,296 and $5,873	$603,133	$588,457
Junior subordinated notes, net of deferred costs of $392 and $402	37,008	36,998
Accounts payable and accrued liabilities	13,467	20,716
Mortgage payable held for sale	—	27,052
Total Liabilities	653,608	673,223

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares, $.01 par and $1 par value:
Authorized 20,000 and 10,000 shares, none issued	—	—
Common stock, $.01 par value, 300,000 shares authorized;
13,352 shares issued at March 31, 2017	134	—
Shares of Beneficial Interest, $3 par value, number of shares authorized,
unlimited; 13,232 issued at September 30, 2016	—	39,696
Additional paid-in capital	201,546	161,321
Accumulated other comprehensive income (loss)	1,518	(1,602)
Accumulated deficit	(36,584)	(48,125)
Total BRT Apartments Corp. stockholders’ equity	166,614	151,290
Non-controlling interests	50,298	50,386
Total Equity	216,912	201,676
Total Liabilities and Equity	$870,520	$874,899

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)(Dollars in thousands, except share data)

	Three Months Ended March 31,		Six Months Ended March 31,

	2017	2016	2017	2016
Revenues:
Rental and other revenues from real estate properties	$24,702	$23,993	$49,731	$46,312
Other income	181	2,026	792	2,033
Total revenues	24,883	26,019	50,523	48,345
Expenses:
Real estate operating expenses - including $641 and $372 to related parties for the three months ended and $1,252 and $804 for the six months ended	11,909	12,097	24,355	23,191
Interest expense - including $0 and $62 to related party for the three months ended and $0 and $86 for the six months ended	6,402	6,049	13,089	11,580
Advisor’s fees, related party	—	—	—	693
Property acquisition costs - including $0 and $439 to related parties for the three and six months ended	—	953	—	1,010
General and administrative - including $103 and $60 to related parties for the three months ended and $182 and $87 for the six months ended	2,390	2,280	4,987	4,029
Depreciation	7,772	5,632	14,069	10,616
Total expenses	28,473	27,011	56,500	51,119
Total revenue less total expenses	(3,590)	(992)	(5,977)	(2,774)
Gain on sale of real estate	—	24,226	35,838	24,835
Loss on extinguishment of debt	—	(2,668)	(799)	(2,668)
(Loss) income from continuing operations	(3,590)	20,566	29,062	19,393
Provision for taxes	1,108	—	1,458	—
(Loss) income from continuing operations, net of taxes	(4,698)	20,566	27,604	19,393
Discontinued operations:
Loss from discontinued operations	—	(1,188)	—	(2,788)
Gain on sale of partnership interest	—	15,467	—	15,467
Income from discontinued operations	—	14,279	—	12,679
Net (loss) income	(4,698)	34,845	27,604	32,072
Net loss (income) attributable to non-controlling interests	469	(9,909)	(16,063)	(9,170)
Net (loss) income attributable to common stockholders	$(4,229)	$24,936	$11,541	$22,902
Basic and diluted per share amounts attributable to common stockholders:
(Loss) income from continuing operations	$(0.30)	$0.75	$0.83	$0.72
Income from discontinued operations	—	1.01	—	0.90
Basic and diluted (loss) earnings per share	$(0.30)	$1.76	$0.83	$1.62
Amounts attributable to BRT Apartments Corp.:
(Loss) income from continuing operations	$(4,229)	$9,957	$11,541	$8,564
Income from discontinued operations	—	14,979	—	14,338
Net (loss) income	$(4,229)	$24,936	$11,541	$22,902

Weighted average number of common shares outstanding:
Basic and diluted	14,018,099	14,132,235	13,957,706	14,116,560
See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,

	2017	2016	2017	2016
Net (loss) income	$(4,698)	$34,845	$27,604	$32,072
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	135	(34)	3,403	(14)
Other comprehensive income (loss)	135	(34)	3,403	(14)
Comprehensive (loss) income	(4,563)	34,811	31,007	32,058
Comprehensive (loss) income attributable to non-controlling interests	(144)	9,904	17,387	9,168
Comprehensive (loss) income attributable to common stockholders	$(4,419)	$24,907	$13,620	$22,890

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Six Months Ended March 31, 2017
(Unaudited)
(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2016	$39,696	$—	$161,321	$(1,602)	$(48,125)	$50,386	$201,676
Restricted stock vesting	375	—	(375)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	—	710	—	—	—	710
Contributions from non-controlling interests	—	—	—	—	—	6,398	6,398
Distributions to non-controlling interests	—	—	—	—	—	(22,832)	(22,832)
Shares repurchased - 5,775 shares	(17)	—	(30)	—	—	—	(47)
Conversion to a Maryland corporation at $.01 par value	(40,054)	134	39,920	—	—	—	—
Net income	—	—	—	—	11,541	16,063	27,604
Other comprehensive income	—	—	—	3,120		283	3,403
Comprehensive income	—	—	—	—	—	—	31,007
Balances, March 31, 2017	$—	$134	$201,546	$1,518	$(36,584)	$50,298	$216,912

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$27,604	$32,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,604	12,943
Amortization of restricted stock and restricted stock units	710	418
Gain on sale of real estate	(35,838)	(24,835)
Gain on sale of partnership interest	—	(15,467)
Loss on extinguishment of debt	799	2,668
Effect of deconsolidation of non-controlling interest	—	(1,687)
Increases and decreases from changes in other assets and liabilities:
Increase in straight-line rent	(36)	—
Decrease (increase) in interest receivable	2,324	(2,040)
Decrease in deposits and escrows	5,871	3,035
Decrease in other assets	1,190	2,480
Decrease in accounts payable and accrued liabilities	(5,662)	(89)
Net cash provided by operating activities	11,566	9,498

Cash flows from investing activities:
Collections from real estate loans	13,600	—
Additions to real estate properties	(60,580)	(100,148)
Net costs capitalized to real estate properties	(5,430)	(25,244)
Net change in restricted cash - Newark	—	(1,952)
Net change in restricted cash - Multi Family	764	(470)
Proceeds from the sale of real estate properties	128,647	94,602
Distributions from unconsolidated joint ventures	166	0
Contributions to unconsolidated joint ventures	(14,394)	—
Proceeds from the sale of interest in joint venture	—	16,870
Net cash provided by (used in) investing activities	62,773	(16,342)

Cash flows from financing activities:
Proceeds from mortgages payable	40,363	96,527
Increase in other borrowed funds	—	6,001
Mortgage payoffs	(79,215)	(63,220)
Mortgage principal payments	(2,539)	(2,591)
Increase in deferred financing costs	(719)	(1,750)
Capital contributions from non-controlling interests	6,398	10,964
Capital distribution to non-controlling interests	(22,832)	(21,013)
Proceeds from sale of New Market Tax Credits	—	2,746
Repurchase of shares of beneficial interest/common stock	(47)	(1,584)
Net cash (used in) provided by financing activities	(58,591)	26,080

Net increase in cash and cash equivalents	15,748	19,236
Cash and cash equivalents at beginning of period	27,399	15,556
Cash and cash equivalents at end of period	$43,147	$34,792

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $185 and $248 respectively	$12,536	$14,181
Taxes paid	$1,778	$536
Acquisition of real estate through assumption of debt	$27,638	$16,051
Real estate properties reclassified to assets held for sale	$—	$32,219
See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2017

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company"), a Maryland corporation, is the successor to BRT Realty Trust, a Massachusetts business trust, pursuant to the conversion of BRT Realty Trust into BRT Apartments Corp. on March 18, 2017.
The Company owns, operates and develops multi‑family properties and owns and operates other assets, including real estate and a real estate loan. BRT conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi‑family properties are acquired with venture partners in transactions in which the Company contributes 80% of the equity. At March 31, 2017, the Company owns: (a) 32 multi-family properties with 8,805 units located in 11 states (including 271 units at a property in the lease up stage) with a net book value of $770,555,000; and (b) interests in two unconsolidated joint ventures with a net book value of $14,257,000.
The Company also owns and operates various other real estate assets. At March 31, 2017, the net book value of these other real estate assets was $16,459,000, including a real estate loan of $5,900,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2017, and for the three and six months ended March 31, 2017 and 2016, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended March 31, 2017 and 2016, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of September 30, 2016, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.
The consolidated financial statements include the accounts and operations of the Company, its wholly owned subsidiaries, and its majority owned or controlled real estate entities and its interests in variable interest entities ("VIEs") in which the Company is determined to be the primary beneficiary. Material inter-company balances and transactions have been eliminated.
The Company’s consolidated joint ventures that own multi‑family properties were determined to be VIEs because the voting rights of some equity investors in the applicable joint venture entity are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. In addition, substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. It was determined that the Company is the primary beneficiary of these joint ventures because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits that could potentially be significant to the VIE.
The joint venture that owns a property in Dallas, TX was determined not to be a VIE but is consolidated because the Company has substantive participating rights in the entity owning the property.
With respect to its unconsolidated joint ventures, as (i) the Company is primarily the managing member but does not exercise substantial operating control over these entities or the Company is not the managing member and (ii) such entities are not VIEs, the Company has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.

The distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro-rata to the percentage equity interest each partner has in the applicable venture.

For the three and six months ended March 31, 2016, the Company reclassified approximately $1,162,000 and $2,083,000 of tenant utility reimbursements from real estate operating expenses to rental and other revenues from real estate properties to conform with the current period presentation. This reclassification increased total revenues and expenses by $1,162,000 and $2,083,000 respectively, and had no effect on the Company's financial position, results of operations or cash flows.
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Note 3 ‑ Equity

Common Stock Dividend Distribution

During the three and six months ended March 31, 2017 and 2016, the Company did not declare a dividend on its shares.

Stock Based Compensation

The Company's Amended and Restated 2016 Incentive Plan (the "Plan") permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance share awards and any one or more of the foregoing, up to a maximum of 600,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards.
Restricted Stock Units
Pursuant to the Plan, in June 2016, the Company issued restricted stock units (the "Units") to acquire up to 450,000 common shares (the "Pay for Performance Program") . In March 2021, recipients of the Units are entitled to receive (i) the underlying shares if certain performance metrics are satisfied at the vesting date, and (ii) cash dividends paid with respect to the common shares underlying the Units if, when, and to the extent, the related Units vest. Because the Units are not participating securities, for accounting purposes, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. The shares are contingently issuable shares but have not been included in the diluted earnings per share as the performance and market criteria have not been met.
Expense is recognized over the five year vesting period on the Units which the Company expects to vest. The Company recorded $110,000 and $220,000, respectively of compensation expense related to the amortization of unearned compensation with respect to the Units in the three and six months ended March 31, 2017. At March 31, 2017 and September 30, 2016, $1,752,000 and $1,972,000, respectively, has been deferred and will be charged to expense over the vesting period.
Restricted Stock
In January 2017, the Company granted 147,500 shares of restricted stock pursuant to the Plan.
As of March 31, 2017, an aggregate of 689,375 shares of unvested restricted stock are outstanding pursuant to the 2012 Incentive Plan and the 2009 Incentive Plan (collectively the "Prior Plans"). No additional awards may be granted under the Prior Plans. All shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.
For the three months ended March 31, 2017 and 2016, the Company recorded $276,000 and $188,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the stock awards. For the six months ended March 31, 2017 and 2016, the Company recorded $490,000 and $418,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At March 31, 2017 and September 30, 2016, $2,843,000 and $2,089,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average vesting period of these shares of restricted stock is 2.8 years.
Stock Buyback
On March 11, 2016, the Board of Directors approved a repurchase program authorizing the Company to repurchase up to $5,000,000 of shares of common stock through September 30, 2017. During the six months ended March 31, 2017, the Company purchased 5,775 shares of common stock at an average market price of $8.26 per share for a purchase price, including commissions, of $47,000.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common shareholders for the applicable period by the weighted average number of common shares outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that share in the earnings of the Company. Diluted earnings (loss) per share is determined by dividing net income (loss) applicable to common shareholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. For the three and six months ended March 31, 2017, none of the Units are included in the diluted weighted average as they did not meet the applicable performance metrics during such periods.
Basic and diluted shares outstanding for the three months ended March 31, 2017 and 2016, were 14,018,099 and 14,132,235, respectively, and for the six months ended March 31, 2017 and 2016, were 13,957,706 and 14,116,560, respectively.

Note 4 ‑ Real Estate Properties

Real estate properties (including properties held for sale) consist of the following (dollars in thousands):

	March 31, 2017	September 30, 2016
Land	$126,344	$128,409
Building	678,490	684,133
Building improvements	29,423	25,717
Real estate properties	834,257	838,259
Accumulated depreciation	(53,143)	(44,687)
Total real estate properties, net	$781,114	$793,572

A summary of real estate properties owned (including properties held for sale) follows (dollars in thousands):

	September 30, 2016 Balance	Additions	Capitalized Costs and Improvements	Depreciation	Sales	March 31, 2017 Balance
Multi-family	$783,085	$88,218	$5,305	$(14,014)	$(92,037)	$770,557
Land - Daytona, FL	8,021	—	—	—	—	8,021
Shopping centers/Retail - Yonkers, NY	2,466		125	(55)	—	2,536
Total real estate properties	$793,572	$88,218	$5,430	$(14,069)	$(92,037)	$781,114

The following table summarizes the preliminary allocations of the purchase price of six properties purchased between August 1, 2016 and March 31, 2017 and the finalized allocation of the purchase price of such properties, as adjusted as of March 31, 2017 (dollars in thousands):

	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation
Land	$26,099	$(1,550)	$24,549
Building and improvements	160,405	341	160,746
Acquisition-related intangible assets	1,515	1,209	2,724
Total consideration	$188,019	$—	$188,019

Note 5 ‑ Acquisitions and Dispositions

Property Acquisitions

The table below provides information for the six months ended March 31, 2017 regarding the Company's purchases of multi-family properties (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs (a)
Fredricksburg, VA	11/4/2016	220	$38,490	$29,940	$8,720	80%	$643
St. Louis, MO	2/28/2017	53	8,000	6,200	2,002	75.5%	134
St. Louis, MO	2/28/2017	128	27,000	20,000	6,001	75.5%	423
		401	$73,490	$56,140	$16,723		$1,200
_______________________________
(a) See Note 15.

The table below provides information for the six months ended March 31, 2016 regarding the Company's purchases of multi-family properties (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Expensed Acquisition Costs
N. Charleston, SC (a)	10/13/2015	271	$3,625	—	$6,558	65%	—
La Grange, GA	11/18/2015	236	22,800	$16,051	6,824	100%	$57
Katy, TX	1/22/2016	268	40,250	30,750	8,150	75%	382
Macon, GA	2/1/2016	240	14,525	11,200	3,250	80%	158
Southaven, MS	2/29/2016	392	35,000	28,000	5,856	60%	413
		1,407	$116,200	$86,001	$30,638		$1,010

(a) This 41.5 acre land parcel was purchased for development. The initial equity includes funds contributed in connection with commencement of construction. Acquisition costs related to this development have been capitalized.

Subsequent to March 31, 2017, the Company purchased the following multi-family property (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Creve Coeur, MO	4/4/2017	174	$39,600	$29,000	$9,408	78%	$567

Property Dispositions

The following table is a summary of the real estate properties disposed of by the Company in the six months ended March 31, 2017 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
Greenville, NC	10/19/2016	350	$68,000	$18,483	$9,329
Panama City, FL	10/26/2016	160	14,720	7,393	3,478
Atlanta, GA	11/21/2016	350	36,750	8,905	4,166
Hixson, TN	11/30/2016	156	10,775	608	152
New York, NY	12/21/2016	1	465	449	—
		1,017	$130,710	$35,838	$17,125

The following table is a summary of the real estate properties disposed of by the Company in the six months ended March 31, 2016 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
New York, NY	10/1/2015	1	$652	$609	—
Cordova, TN	3/2/2016	464	31,100	6,764	$2,195
Kennesaw, GA	3/15/2016	450	64,000	17,462	10,037
		915	$95,752	$24,835	$12,232

Note 6 –Real Estate Loan

    As a result of the sale of the Company's interest in the Newark Joint Venture in February 2016, the mortgage loan owed to the Company by the venture (the "NJV Loan Receivable"), which, prior to the sale, was eliminated in consolidation, is reflected as a real estate loan on the consolidated balance sheets. At September 30, 2016, the principal amount of the NJV Loan Receivable was $19,500,000.

In February 2017, the Company received (i) a $13,600,000 principal paydown of the NJV Loan Receivable and (ii) $2,606,000, representing all the interest (i.e., current and deferred) due through the repayment date. In connection with this transaction, the Company released certain properties from the mortgages securing the NJV Loan Receivable. Accordingly, at March 31, 2017, the NJV Loan Receivable principal balance is $5,900,000. This receivable matures in June 2017, bears interest, payable monthly, at a rate of 11% per year, and is secured by several properties in Newark, NJ.

Note 7 - Real Estate Property Held For Sale

At September 30, 2016, the Sandtown Vista property in Atlanta, GA and the Spring Valley property in Panama City, FL were held for sale. The Sandtown Vista property, which had a book value of $27,076,000, was sold on November 21, 2016. The Spring Valley property, which had a book value $6,920,000, was sold on October 26, 2016.

Note 8 - Restricted Cash
Restricted cash represents funds that are being held for specific purposes and are therefore not generally available for general corporate purposes. As reflected on the consolidated balance sheets, Restricted cash represents funds that are held by or on behalf of the Company specifically for capital improvements at certain multi-family properties.

Note 9 – Investment in Unconsolidated Ventures

During the six months ended March 31, 2017, the Company purchased interests in two unconsolidated joint ventures in Columbia, SC: (i) a $5,670,000 investment for a 32% interest in a venture which owns a 374 unit multi-family property; and (ii) an $8,665,000 investment for a 46% interest in a venture in which the Company contemplates the construction of 339 multi-family units. Construction financing for this development project has been secured.

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2017	September 30, 2016
Mortgages payable (a)	$608,429	$621,382
Junior subordinated notes	37,400	37,400
Deferred mortgage costs	(5,688)	(6,275)
Total debt obligations, net of deferred costs	$640,141	$652,507
_____________________________________
(a) Excludes mortgages payable held for sale of $27,052,000 at September 30, 2016.

Mortgages Payable

During the six months ended March 31, 2017, the Company incurred the following fixed rate mortgage debt in connection with the following acquisitions (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
Fredricksburg, VA	11/4/16	$27,638	3.68%	N/A	February 2027
St. Louis, MO	2/28/17	20,000	4.79%	5 years	March 2027
St. Louis, MO	2/28/17	6,197	4.84%	5 years	March 2027
		$53,835

During the six months ended March 31, 2017, the Company obtained supplemental fixed rate mortgage financing as set forth in the table below (dollars in thousands):

Location	Closing Date	Supplemental Mortgage Debt	Interest Rate	Maturity Date
Fredricksburg, VA	11/4/16	$2,261	4.84%	February 2027

During the six months ended March 31, 2017, $11,905,000 was advanced on the construction loan that financed the N. Charleston, SC (Factory at Garco) development. At March 31, 2017, $4,817,000 is available on this facility.

Junior Subordinated Notes

At March 31, 2017 and September 30, 2016, the Company's junior subordinated notes had an outstanding principal balance of $37,400,000, before deferred financing costs of $392,000 and $402,000, respectively. At March 31, 2017, the interest rate on the outstanding balance is three month LIBOR + 2.00% or 3.04%.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense, including the amortization of deferred costs, for the three months ended March 31, 2017 and 2016, was $287,000 and $463,000, respectively, and for the six months ended March 31, 2017 and 2016, was $561,000 and $926,000, respectively.

Note 11 – Related Party Transactions

Majestic Property Management Corp., a related party, provides management services to the Company for certain properties owned by the Company and joint ventures in which the Company participates. These fees amounted to $8,000 for the three months ended March 31, 2017 and 2016, and $16,000 and $19,000 for the six months ended March 31, 2017 and 2016, respectively.
The allocation of expenses for the shared facilities, personnel and other resources used by the Company is determined in accordance with a shared services agreement by and among the Company and related parties. Amounts paid pursuant to the agreement are included in general and administrative expenses on the consolidated statement of operations. The Company reimbursed Gould Investors L.P., a related party, $103,000 and $160,000, for the three months ended March 31, 2017 and 2016, respectively, and $182,000 and $297,000 for the six months ended March 31, 2017 and 2016, respectively, for services provided under the agreement.
Management of many of the Company's multi-family properties (including two unconsolidated multi-family properties) is performed by the Company's joint venture partners or their affiliates (none of these joint venture partners is Gould Investors L.P. or its affiliates). Management fees to these related parties for the three months ended March 31, 2017 and 2016 were $672,000 and $366,000, respectively, and for the six months ended March 31, 2017 and 2016 were $1,296,000 and $788,000, respectively. In addition, the Company may pay an acquisition fee to a joint venture partner in connection with a property purchased by such joint venture. Acquisition fees to these related parties for the three months ended March 31, 2017 and 2016 were $350,000 and $438,000, respectively, and for the six months ended March 31, 2017 and 2016 were $650,000 and $439,000, respectively.
In the quarter ended December 31, 2015, the Company borrowed $8,000,000 from Gould Investors L.P., a related party. Interest for the three and six months ended March 31, 2016 was $62,000 and $86,000, respectively. This loan was repaid on February 24, 2016.

Note 12 - Segment Reporting

Management determined that the Company operates in two reportable segments: a multi-family property segment, which includes the ownership, operation and development of multi-family properties; and an other assets segment, which includes the ownership and operation of the Company's other real estate assets and a real estate loan.

The following tables summarize the Company's segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2017
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$24,318	$384	$24,702
Other income	(9)	190	181
Total revenues	24,309	574	24,883
Expenses:
Real estate operating expenses	11,749	160	11,909
Interest expense	5,870	532	6,402
General and administrative	2,343	47	2,390
Depreciation	7,745	27	7,772
Total expenses	27,707	766	28,473
Loss from continuing operations	(3,398)	(192)	(3,590)
Provision for taxes	1,086	22	1,108
Loss from continuing operation, net of taxes	(4,484)	(214)	(4,698)
Net loss (income) attributable to non-controlling interests	502	(33)	469
Net loss attributable to common stockholders	$(3,982)	$(247)	$(4,229)
Segment Assets at March 31, 2017	$853,226	$17,294	$870,520

	Three Months Ended March 31, 2016
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$23,635	$358	$23,993
Other income	—	2,026	2,026
Total revenues	23,635	2,384	26,019
Expenses:
Real estate operating expenses	11,955	142	12,097
Interest expense	6,028	21	6,049
Property acquisition costs	953	—	953
General and administrative	2,234	46	2,280
Depreciation and amortization	5,605	27	5,632
Total expenses	26,775	236	27,011
Total revenues less total expenses	(3,140)	2,148	(992)
Gain on sale of real estate assets	24,226	—	24,226
Loss on extinguishment of debt	(2,668)	—	(2,668)
Income from continuing operations	18,418	2,148	20,566
Net (income) loss attributable to non-controlling interests	(10,581)	672	(9,909)
Net income attributable to common stockholders before reconciling adjustment	$7,837	$2,820	$10,657
Reconciling adjustment:
Discontinued operations, net of non-controlling interest			14,279
Net income attributable to common stockholders			$24,936
Segment Assets at March 31, 2016	$722,338	$30,637	$752,975

	Six Months Ended March 31, 2017
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$48,960	$771	$49,731
Other income	(9)	801	792
Total revenues	48,951	1,572	50,523
Expenses:
Real estate operating expenses	24,099	256	24,355
Interest expense	11,962	1,127	13,089
General and administrative	4,887	100	4,987
Depreciation	14,015	54	14,069
Total expenses	54,963	1,537	56,500
Total revenue less total expenses	(6,012)	35	(5,977)
Gain on sale of real estate	35,389	449	35,838
Loss on extinguishment of debt	(799)	—	(799)
Income from continuing operations	28,578	484	29,062
Provision for taxes	1,429	29	1,458
Income from continuing operations, net of taxes	27,149	455	27,604
Net loss attributable to non-controlling interests	(15,995)	(68)	(16,063)
Net income attributable to common stockholders	$11,154	$387	$11,541
Segment Assets at March 31, 2017	$853,226	$17,294	$870,520

	Six Months Ended March 31, 2016
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$45,639	$673	$46,312
Other income	—	2,033	2,033
Total revenues	45,639	2,706	48,345
Expenses:
Real estate operating expenses	22,899	292	23,191
Interest expense	11,487	93	11,580
Advisor's fee, related party	594	99	693
Property acquisition costs	1,010	—	1,010
General and administrative	3,895	134	4,029
Depreciation	10,563	53	10,616
Total expenses	50,448	671	51,119
Total revenue less total expenses	(4,809)	2,035	(2,774)
Gain on sale of real estate	24,226	609	24,835
Loss on extinguishment of debt	(2,668)	—	(2,668)
Income from continuing operations	16,749	2,644	19,393
Net (income) loss attributable to non-controlling interests	$(10,780)	$1,610	(9,170)
Net income attributable to common stockholders before reconciling adjustment	$5,969	$4,254	10,223
Reconciling adjustment:
Discontinued operations, net of non-controlling interest			12,679
Net income attributable to common stockholders			$22,902
Segment Assets at March 31, 2016	$722,338	$30,637	$752,975

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

Junior subordinated notes: At March 31, 2017 and September 30, 2016 the estimated fair value of the notes is lower than their carrying value by approximately $16,237,000 and $16,549,000 based on a market interest rate of 6.63% and 6.37%, respectively.

Mortgages payable: At March 31, 2017, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $12,704,000 assuming market interest rates between 3.79% and 4.99% and at September 30, 2016, the estimated fair value of the Company's mortgages payable was greater than their carrying value by approximately $10,629,000 assuming market interest rates between 3.05% and 4.25%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs. The Company does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of March 31, 2017 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Assets:
Interest rate swaps	$1,818	—	$1,818

Financial Liabilities:
Interest rate swap	$17	—	$17

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At March 31, 2017, these derivatives are included in other assets and other accounts payable and accrued liabilities on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with them utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivatives valuation is classified in Level 2 of the fair value hierarchy.

Note 14 – Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

The Company's objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives, designated and that qualify as cash flow hedges, is recorded in accumulated other comprehensive (income) loss on our consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.
As of March 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Fixed Rate	Maturity
Interest rate swap	$1,531	5.25%	April 1, 2022
Interest rate swap	$26,400	3.61%	May 6, 2023
Interest rate swap	$27,000	4.05%	September 19, 2026

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
March 31, 2017		September 30, 2016
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$1,818	Other Assets	$—
Accounts payable and accrued liabilities	$17	Accounts payable and accrued liabiltities	$1,602

As of March 31, 2017, the Company did not have any derivative instruments that were considered to be ineffective and does not use derivative instruments for trading or speculative purposes.

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive loss for the dates indicated (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Amount of gain recognized on derivative in Other Comprehensive Income (loss)	$65	$(41)	$3,189	$(29)
Amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (loss) into Interest Expense	$(70)	$(7)	$(214)	$(15)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Companys’s cash flow hedges during the three and six months ended March 31, 2017 and March 31, 2016. The Company estimates an additional $197,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense over the next twelve months.

Credit-risk-related Contingent Features

The agreement between the Company and its derivative counterparties provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.

As of March 31, 2017, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreement, was $16,000. As of March 31, 2017, the Company has not posted any collateral related to these agreements. If the Company had been in breach of these agreements at March 31, 2017, it could have been required to settle its obligations thereunder at its termination value of $16,000.

Note 15 – New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business combinations. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company elected early adoption effective for the quarter ended December 31, 2016. The Company's net income was favorably impacted as a result of the capitalization of acquisition costs - in prior periods, property acquisition costs were expensed during the period incurred. During the three and six months ended March 31, 2017, capitalized acquisition costs were $557,000 and $1,200,000, respectively, without giving effect to non-controlling interests.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within those periods, with early adoption permitted. The Company adopted this guidance in the quarter December 31, 2016 and its adoption did not have a material effect on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

Note 16 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2017 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview

We are an internally managed real estate investment trust, also known as a REIT, that is primarily focused on the ownership, operation and development of multi‑family properties. These activities are primarily conducted through joint ventures in which we typically have an 80% interest in the entity owning the property. At March 31, 2017, we own 32 multi‑family properties located in 11 states with an aggregate of 8,805 units (including 271 units at a property in lease up stage). At March 31, 2017, the net book value of the multi-family assets was $770.6 million. During the three months ended March 31, 2017 the average occupancy at our stabilized properties was 93.3%.
We also own and operate various other real estate assets. At March 31, 2017, the net book value of these other real estate assets is $16.5 million, including a real estate loan of $5.9 million.
As used herein, the term "same store properties" refers to properties that were owned for the entirety of the periods being presented and excludes properties that were in development or lease up during such periods or not yet stabilized.
Conversion to a Maryland Corporation

On March 18, 2017, we completed the conversion from a Massachusetts business trust  to a Maryland corporation. The conversion had no impact on the business or management of our company and has been treated as a tax-free exchange under relevant Internal Revenue Service regulations. Shares of beneficial  interest were automatically converted to shares of common stock at the time of the Conversion.

Except as otherwise specified, all references in this Form 10-Q to “BRT,” “we,” “us,” and “our” refer (i) from and after the time of the Conversion, to BRT Apartments Corp. and its subsidiaries and (ii) prior to the Conversion, to our predecessor BRT Realty Trust and its subsidiaries. Except as otherwise specified, all references in this Form 10-Q to “common stock” or “shares” refer (i) from and after the time of the Conversion, to common stock and (ii) prior to the Conversion, shares of beneficial interest.

Acquisitions, Dispositions and Recent Developments

We acquired two multi-family properties, located in Saint Louis, MO, with an aggregate of 181 units for $35.0 million, including mortgage debt of $26.2 million obtained in connection with the acquisition. Commencing April 1, 2017, these properties are expected to generate, on a quarterly basis, $932,000 of rental revenue, $407,000 of real estate operating expense, $316,000 of interest expense and $412,000 of depreciation expense.

In April 2017, we acquired a 220 unit multi-family property located in Creve Coeur, MO for $39.6 million, including $29.0 million of mortgage debt obtained in connection with the acquisition.

Results of Operations – Three months ended March 31, 2017 compared to three months ended March 31, 2016.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands):	2017	2016	Increase	% Change
Rental and other revenues from real estate properties	$24,702	$23,993	$709	3.0
Other income	181	2,026	(1,845)	(91.1)
Total revenues	$24,883	$26,019	$(1,136)	(4.4)

Rental and other revenues from real estate properties.

The increase is due primarily to:

•	$6.5 million from seven properties acquired during the nine months ended December 31, 2016,

•	$1.0 million from the inclusion, for the entire three months ended March 31, 2017, of three properties that were only owned for a portion of the corresponding period in the prior year,

•	$590,000 from same store properties due primarily to a net increase in rental rates from several multi-family properties, and

•	$314,000 from two properties acquired during the three months ended March 31, 2017.

Offsetting this increase was a decrease of $7.7 million of rental revenue from the ten properties sold from January 1, 2016 to December 31, 2016.

Other Income.

The decrease is due primarily to the recognition, in the corresponding period of the prior year, of $1.9 million of interest that had been deferred and not recognized for several years on the $19.5 million loan to the Newark Joint Venture.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Real estate operating expenses	$11,909	$12,097	$(188)	(1.6)
Interest expense	6,402	6,049	353	5.8
Property acquisition costs	—	953	(953)	(100.0)
General and administrative	2,390	2,280	110	4.8
Depreciation	7,772	5,632	2,140	38.0
Total expenses	$28,473	$27,011	$1,462	5.4

Real estate operating expenses.

The decrease is due primarily to $4.4 million related to the the ten properties sold from January 1, 2016 to December 31, 2016

Offsetting the decrease is an increase in of:
•$3.1 million from seven properties acquired during the nine months ended December 31, 2016,

•	$567,000 from the inclusion, for the entire three months ended March 31, 2017, of three properties acquired in the corresponding period of the prior year, and

•	$305,000 from several same store properties due to increased real estate taxes and repair and maintenance expense

Interest expense.

The increase is due primarily to:

•	$1.8 million from the mortgages on seven properties acquired during the nine months ended December 31, 2016, and

•	$325,000 due to the inclusion, for the entire three months ended March 31, 2017, of the mortgages on three properties acquired during the corresponding period of the prior year.

Offsetting the increase are decreases of:

•	$1.7 million relating to the mortgage debt on ten properties sold during the twelve months ended December 31, 2016, and

•
$175,000 relating to the decrease in the interest rate paid on our junior subordinated debt which changed on April 29, 2016 from a fixed rate of 4.91% to an adjustable rate of three month LIBOR plus 200 basis points. At March 31, 2017, the interest rate on such debt is 3.04%.

Property acquisition costs. Due to a change in accounting guidance that was adopted effective as October 1, 2016, these costs are now capitalized as a part of the basis of the acquired property. During the three months ended March 31, 2017, we capitalized $557,000 of such costs.

General and administrative.

The increase is due primarily to non- cash amortization of restricted stock and restricted stock unit expense and increases in salaries due to higher compensation levels.
Depreciation.
The increase is due primarily to:

•	$3.2 million from seven properties acquired during the nine months ended December 31, 2016, and

•	$418,000 from the inclusion, for the entire three months ended March 31, 2017, of three properties acquired during the corresponding period of the prior year.

Offsetting the increase is a decrease of $1.5 million from ten properties sold during the twelve months ended December 31, 2016.

Other Income and Expenses

Gain on sale of real estate. During the three months ended March 31, 2016, we sold two multi-family properties for an aggregate of $94.7 million and recognized an aggregate gain of $24.2 million, of which $12.2 million was allocated to the non-controlling interests. There were no sales in the current three month period.

Loss on extinguishment of debt. During the three months ended March 31, 2016, we incurred a $2.7 million mortgage prepayment charge in connection with the sale of a property, of which $1.5 million was allocated to the non- controlling interests. There was no comparable charge in the current three month period.
Provision for taxes. The increase reflects state taxes paid as a result of income recognized at the state level, primarily from gains on property sales. Loss carry- forwards that are available at the federal level differ from and may not be available at the individual state level.

Income from discontinued operations. In February 2016, we sold our interest in the Newark Joint Venture for a gain of $15.4 million and reclassified the operations of the venture to discontinued operations for the quarter ended March 31, 2016.
Net loss (income) attributable to non-controlling interest. This category represents our joint venture partners share of income including gains and early extinguishment of debt. During the three months ended March 31, 2016, we sold two multi-family properties and allocated $12.2 million of the gain and $1.5 million of the loss on extinguishment of mortgage debt to our partner. There were no sales in the current period.

Results of Operations – Six months ended March 31, 2017 compared to six months ended March 31, 2016.

Revenues

The following table compares our revenues for the periods indicated:

	Six Months Ended March 31,
(Dollars in thousands):	2017	2016	Increase	% Change
Rental and other revenues from real estate properties	$49,731	$46,312	$3,419	7.4
Other income	792	2,033	(1,241)	(61.0)
Total revenues	$50,523	$48,345	$2,178	4.5

Rental and other revenues from real estate properties.

The increase is due primarily to:

•	$11.1 million from six properties acquired during the six months ended September 30, 2016,

•	$3.8 million from the inclusion, for the entire six months ended March 31, 2017, of four properties that were only owned for a portion of the corresponding period in the prior year,

•	$1.7 million from three properties acquired in the six months ended March 31, 2017, and

•	$1.4 million from same store properties due primarily to a net increase in rental rates at a several multi-family properties.

Offsetting this increase are decreases of:

•	$11.0 million of rental revenue from the six properties sold during the twelve months ended September 30, 2016, and

•	$3.6 million from four properties sold during the six months ended March 31, 2017.

Other Income.

The decrease is due primarily to the inclusion, in the corresponding period of the prior year, of $1.9 million of interest that had been deferred and not recognized for several years on the $19.5 million loan to the Newark Joint Venture.

Expenses

The following table compares our expenses for the periods indicated:

	Six Months Ended March 31,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Real estate operating expenses	24,355	23,191	$1,164	5.0
Interest expense	13,089	11,580	1,509	13.0
Advisor’s fees, related party	—	693	(693)	(100.0)
Property acquisition costs	—	1,010	(1,010)	(100.0)
General and administrative	4,987	4,029	958	23.8
Depreciation	14,069	10,616	3,453	32.5
Total expenses	$56,500	$51,119	$5,381	10.5

Real estate operating expenses.

The increase is due primarily to:
•$5.7 million from six properties acquired in the six months ended September 30, 2016,

•	$1.9 million from the inclusion, for the entire six months ended March 31, 2017, of four properties that were only owned for a portion of the corresponding period in the prior year,

•	$802,000 from several same store properties, including approximately $400,000 due to increased real estate taxes and approximately $276,000 due to increased repair and maintenance expense, and

•	$536,000 from three properties acquired during the six months ended March 31, 2017.

Offsetting the increase is a net decrease of:

•	$6.0 million relating to six properties sold during the twelve months ended September 30, 2016, and

•	$1.8 million from four properties sold during the six months ended March 31, 2017.

Interest expense.

The increase is due primarily to:

•	$3.1 million due to mortgages on six properties acquired during the six months ended September 30, 2016,

•	$1.2 million from the inclusion, for the full six months ended March 31, 2017, of the mortgages on four properties that were owned for a portion of the corresponding period in the prior year, and

•	$605,000 from the mortgages on three properties acquired during the six months ended March 31, 2017.

Offsetting the increase are decreases of:

•	$2.5 million relating to the mortgage debt on six properties sold during the twelve months ended September 30, 2016,

•	$611,000 from mortgages on four properties sold during the six months ended March 31, 2017, and

•	$452,000 due to the decrease in the interest rate paid on our junior subordinated debt.

Advisor’s fees, related party. The 2016 period reflects the amounts paid during the three months ended December 31, 2015, at which time the advisory agreement terminated.

Property acquisition costs. Due to a change in accounting guidance that was adopted as of October 1, 2016, these costs are now capitalized as a part of the basis of the acquired property. During the six months ended March 31, 2017, we capitalized $1.2 million of such costs.

General and administrative. Approximately $498,000 of the increase is due of the inclusion of the fees for services previously provided pursuant to the advisory agreement, approximately $302,000 is due to increased compensation expense (including $292,000 related to the non-cash amortization of restricted stock and restricted stock unit expense and $160,000 due to increased salaries) and $190,000 of various other expenses, including expenses related to the conversion.

Depreciation. The increase is due primarily to $4.8 million from six properties acquired during the twelve months ended March 31, 2017, $1.5 million from the inclusion for the full six months of four properties that were owned for a portion of the corresponding period in the prior period and $519,000 from same store sales related to purchase price allocation adjustments. Offsetting the increase are decreases of $1.9 million from six properties sold during the twelve months ended September 30, 2016 and $1.3 million related to four properties sold during the six months ended March 31, 2017.

Other Income and Expenses

Gain on sale of real estate. During the six months ended March 31, 2017, we sold four multi family properties and a cooperative apartment unit for an aggregate of $130.7 million and recognized an aggregate gain of $35.8 million, of which $17.1 million was allocated to the non-controlling interests. The corresponding period of the prior year includes the sale of two multi-family properties and a coop apartment unit which were sold for a gain of $24.8 million, of which $12.0 million was allocated to the non controlling interest.
Loss on extinguishment of debt. During the six months ended March 31, 2017 and 2016, we incurred a $799,000 and $2.7 million of mortgage prepayment charges, respectively, in connection with property sales.
Provision for taxes. This amount reflects (i) $350,000 of Federal alternative minimum tax resulting from the use of our loss carry-forwards to offset 2016 Federal taxable income and (ii) $1.1 million of state taxes from income recognized at the state level, primarily from property sales. Loss carry- forwards that are available at the federal level differ from and may not be available at the individual state level.

Income from discontinued operations. In February 2016, we sold our interest in the Newark Joint Venture and reclassified the operations of the venture to discontinued operations for the six months ended March 31, 2016.
Net (income) loss attributable to non-controlling interest. The amount is primarily due to the allocation to our joint venture partners of their share of the gain on sale of four multi-family properties in the six months ended March 31, 2017 and two multi-family properties in the corresponding period in the prior year.

Liquidity and Capital Resources
We require funds to acquire properties, repay borrowings and pay operating expenses. Generally, our primary sources of capital and liquidity are the operations of, and distributions from, our multi-family properties, our available cash (including restricted cash), mortgage debt financing and our share of the net proceeds from the sale of multi-family properties. At March 31, 2017 and May 1, 2017, our available cash, excluding restricted cash of $6.6 million intended for capital improvements at 15 multi-family properties, is approximately $43.1 million and $ 34.4 million, respectively.

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
We anticipate that the construction and other costs associated with the N. Charleston, SC development project will be funded by capital previously contributed by our joint venture partner and us and in-place construction financing of up to $30.3 million. As of March 31, 2017, $25.4 million has been drawn against the project.

Statements of Cash Flows
As of March 31, 2017 and 2016, we had cash and cash equivalents of $43.1 million and $34.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	Six Months Ended March 31,
	2017	2016
Cash flow from operating activities	$11,566	$9,498
Cash flow provided by (used in) investing activities	62,773	(16,342)
Cash flow (used in) provided by from financing activities	(58,591)	26,080
Net change in cash and cash equivalents	15,748	19,236
Cash and cash equivalents a beginning of period	27,399	15,556
Cash and cash equivalents at end of year	$43,147	$34,792
The increase in cash flow provided by operating activities in 2017 is due to increased total revenues at our operating properties.
The increase in cash flow provided by investing activities in 2017 is due primarily to the increase in proceeds from property sales, the paydown of the loan to the Newark Joint Venture, and a reduction in the properties purchased.
The decrease in cash flow used in financing activities in 2017 is due primarily to a reduced amount of mortgages obtained due to fewer purchases in the current six months.
Cash Distribution Policy
We have not paid cash dividends since 2010. At December 31, 2016, we estimate that our net operating loss carry-forward is approximately $15 million to $18 million. Accordingly, we are not currently required by the Internal Revenue Code to pay a dividend to maintain our REIT status.

Off Balance Sheet Arrangements

None.

Funds from Operations; Adjusted Funds from Operations

We disclose below funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.
We compute FFO in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write‑downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non‑real estate assets.We compute AFFO by deducting from FFO our straight-line rent accruals and deferrals, amortization of restricted stock compensation and amortization of deferred financing costs. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of AFFO may vary from one REIT to another.
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

The table below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO for each of the indicated periods (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
GAAP Net (loss) income attributable to common stockholders	$(4,229)	$24,936	$11,541	$22,902
Add: depreciation of properties	7,772	6,104	14,069	11,765
Add: our share of depreciation in unconsolidated joint ventures	130	5	213	10
Add: amortization of deferred leasing costs	—	1	—	15
Deduct: gains on sale of real estate and partnership interest	—	(39,693)	(35,838)	(40,302)
Adjustments for non-controlling interests	(1,923)	10,823	13,651	9,438
NAREIT Funds from operations attributable to common stockholders	1,750	2,176	3,636	3,828

Adjustments for: straight line rent accruals	(14)	(67)	(36)	(129)
Add: loss on extinguishment of debt	—	2,668	799	2,668
Add: amortization of restricted stock and restricted stock units	386	188	710	418
Add: amortization of deferred mortgage costs	224	483	525	1,168
Adjustments for non-controlling interests	(44)	(1,677)	(469)	(1,916)
Adjusted funds from operations attributable to common stockholders	$2,302	$3,771	$5,165	$6,037

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
GAAP Net (loss) income attributable to common stockholders	$(0.30)	$1.76	$0.83	$1.62
Add: depreciation of properties	0.55	0.43	1.01	0.83
Add: our share of depreciation in unconsolidated joint ventures	0.01	—	0.02	—
Add: amortization of deferred leasing costs	—	—	—	—
Deduct: gain on sale of real estate and partnership interest	—	(2.81)	(2.58)	(2.85)
Adjustment for non-controlling interests	(0.14)	0.77	0.98	0.67
NAREIT Funds from operations per common stock basic and diluted	0.12	0.15	0.26	0.27

Adjustments for: straight line rent accruals	—	(0.01)	—	(0.01)
Add: loss on extinguishment of debt	—	0.19	0.06	0.19
Add: amortization of restricted stock and restricted stock units	0.03	0.01	0.05	0.03
Add: amortization of deferred mortgage costs	0.02	0.03	0.04	0.08
Adjustments for non-controlling interests	(0.01)	(0.12)	(0.04)	(0.14)
Adjusted funds from operations per common stock basic and diluted	$0.16	$0.25	$0.37	$0.42

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than four mortgages, three of which are subject to interest rate swap agreements. With respect to the remaining variable rate mortgage, an increase of 100 basis points in interest rates would reduce annual net income by $254,000 and a decrease of 100 basis points would increase annual net income by $236,000.

As of March 31, 2017, we had three interest rate swap agreements outstanding. The fair value of our interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. At March 31, 2017, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on the derivative instruments would have increased by approximately $5.5 million and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instrument would have decreased by approximately $1.8 million. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $422,000 annually.

As of March 31, 2017, based on the number of residential units in each state, 31% of our properties are located in Texas, 12% in Florida, 11% in Georgia, 9% in Alabama, 9% in Mississippi, 8% in South Carolina and the remaining 20% in five other states and we are therefore subject to risks associated with the economies in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2017 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2016, our Board of Trustees authorized us to repurchase up to $5.0 million of our shares through September 30, 2017. The table below provides information regarding our repurchase of our common shares pursuant to such authorization.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2017	—	$—	—	$4,459,759
February 1 - February 28, 2017	—	—	—	4,459,759
March 1 - March 31, 2017	4,575	8.28	4,575	4,421,892
Total	4,575	—	4,575

Item 6. Exhibits

Exhibit No.	Title of Exhibits
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.
(Registrant)

May 10, 2017	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

May 10, 2017	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)