Form 10-Q
period 2017-06-30
BRT Apartments Corp.
filed 2017-08-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

14,025,031 Shares of Common Stock,
par value $0.01 per share, outstanding on August 5, 2017

BRT APARTMENTS CORP. AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2017 (Unaudited)	September 30, 2016
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $57,997 and $41,995	$890,100	$759,576
Real estate loan	5,650	19,500
Cash and cash equivalents	9,795	27,399
Restricted cash	5,791	7,383
Deposits and escrows	26,407	18,972
Investments in unconsolidated joint ventures	14,134	298
Other assets	5,992	7,775
Real estate properties held for sale	21,515	33,996
Total Assets	$979,384	$874,899
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $6,754 and $5,873	$691,337	$588,457
Junior subordinated notes, net of deferred costs of $387 and $402	37,013	36,998
Accounts payable and accrued liabilities	17,095	20,716
Mortgage payable held for sale	—	27,052
Total Liabilities	745,445	673,223

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares, $.01 par and $1 par value:
Authorized 20,000 and 10,000 shares, none issued	—	—
Common stock, $.01 par value, 300,000 shares authorized;
13,336 shares issued at June 30, 2017	133	—
Shares of Beneficial Interest, $3 par value, number of shares authorized,
unlimited; 13,232 issued at September 30, 2016	—	39,696
Additional paid-in capital	201,776	161,321
Accumulated other comprehensive income (loss)	1,019	(1,602)
Accumulated deficit	(39,986)	(48,125)
Total BRT Apartments Corp. stockholders’ equity	162,942	151,290
Non-controlling interests	70,997	50,386
Total Equity	233,939	201,676
Total Liabilities and Equity	$979,384	$874,899

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)(Dollars in thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2017	2016	2017	2016
Revenues:
Rental and other revenues from real estate properties	$26,673	$23,679	$76,404	$69,991
Other income	188	608	980	2,641
Total revenues	26,861	24,287	77,384	72,632
Expenses:
Real estate operating expenses - including $696 and $531 to related parties for the three months ended and $1,948 and $1,336 for the nine months ended	13,283	11,986	37,638	35,177
Interest expense - including $0 and $86 to related party for the nine months ended	7,180	6,014	20,269	17,594
Advisor’s fees, related party	—	—	—	693
Property acquisition costs - including $0 and $892 to related parties for the three months ended and $0 and $1,331 for the nine months ended	—	1,408	—	2,418
General and administrative - including $84 and $47 to related parties for the three months ended and $266 and $134 for the nine months ended	2,309	2,373	7,296	6,402
Depreciation	7,561	5,871	21,630	16,487
Total expenses	30,333	27,652	86,833	78,771
Total revenue less total expenses	(3,472)	(3,365)	(9,449)	(6,139)
Equity in loss of unconsolidated joint ventures	(307)	—	(307)	—
Gain on sale of real estate	—	10,263	35,838	35,098
Gain on sale of partnership interest	—	386	—	386
Loss on extinguishment of debt	—	—	(799)	(2,668)
(Loss) income from continuing operations	(3,779)	7,284	25,283	26,677
Provision for taxes	41	—	1,499	—
(Loss) income from continuing operations, net of taxes	(3,820)	7,284	23,784	26,677
Discontinued operations:
Loss from discontinued operations	—	—	—	(2,788)
Gain on sale of partnership interest	—	—	—	15,467
Income from discontinued operations	—	—	—	12,679
Net (loss) income	(3,820)	7,284	23,784	39,356
Net loss (income) attributable to non-controlling interests	418	(1,804)	(15,645)	(10,974)
Net (loss) income attributable to common stockholders	$(3,402)	$5,480	$8,139	$28,382
Basic and diluted per share amounts attributable to common stockholders:
(Loss) income from continuing operations	$(0.24)	$0.39	$0.58	$1.00
Income from discontinued operations	—	—	—	1.02
Basic and diluted (loss) earnings per share	$(0.24)	$0.39	$0.58	$2.02
Amounts attributable to BRT Apartments Corp.:
(Loss) income from continuing operations	$(3,402)	$5,480	$8,139	$14,044
Income from discontinued operations	—	—	—	14,338
Net (loss) income	$(3,402)	$5,480	$8,139	$28,382
Weighted average number of common shares outstanding:
Basic and diluted	14,035,074	13,932,515	13,983,495	14,055,436
See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2017	2016	2017	2016
Net (loss) income	$(3,820)	$7,284	$23,784	$39,356
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments	(228)	(855)	3,074	(869)
Other comprehensive (loss) income	(228)	(855)	3,074	(869)
Comprehensive (loss) income	(4,048)	6,429	26,858	38,487
Comprehensive loss (income) attributable to non-controlling interests	1,260	(1,507)	(16,099)	(10,675)
Comprehensive (loss) income attributable to common stockholders	$(2,788)	$4,922	$10,759	$27,812

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Nine Months Ended June 30, 2017
(Unaudited)
(Dollars in thousands, except share data)

	Shares of Beneficial Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2016	$39,696	$—	$161,321	$(1,602)	$(48,125)	$50,386	$201,676
Restricted stock vesting	375	—	(375)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	—	1,063	—	—	—	1,063
Contributions from non-controlling interests	—	—	—	—	—	28,744	28,744
Distributions to non-controlling interests	—	—	—	—	—	(24,231)	(24,231)
Shares repurchased - 21,304 shares	(17)	(1)	(153)	—	—	—	(171)
Conversion to a Maryland corporation at $.01 par value	(40,054)	134	39,920	—	—	—	—
Net income	—	—	—	—	8,139	15,645	23,784
Other comprehensive income	—	—	—	2,621	—	453	3,074
Comprehensive income	—	—	—	—	—	—	26,858
Balances, June 30, 2017	$—	$133	$201,776	$1,019	$(39,986)	$70,997	$233,939

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$23,784	$39,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,630	17,618
Amortization of deferred borrowing fees	889	1,431
Amortization of restricted stock and restricted stock units	1,063	689
Gain on sale of real estate	(35,838)	(35,098)
Gain on sale of partnership interest	—	(15,853)
Loss on extinguishment of debt	799	2,668
Effect of deconsolidation of non-controlling interest	—	(1,692)
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in interest receivable	2,328	(2,212)
(Increase) in deposits and escrows	(7,435)	(2,567)
Decrease in other assets	1,217	1,782
(Decrease) increase in accounts payable and accrued liabilities	(2,033)	776
Net cash provided by operating activities	6,404	6,898

Cash flows from investing activities:
Collections from real estate loans	13,850	—
Additions to real estate properties	(196,810)	(189,299)
Net costs capitalized to real estate properties	(7,261)	(36,411)
Net change in restricted cash - Newark	—	(1,952)
Net change in restricted cash - Multi Family	1,592	122
Proceeds from the sale of real estate properties	128,647	166,400
Distributions from unconsolidated joint ventures	282	—
Contributions to unconsolidated joint ventures	(14,394)	—
Proceeds from the sale of interest in joint venture	—	19,242
Net cash used in investing activities	(74,094)	(41,898)

Cash flows from financing activities:
Proceeds from mortgages payable	131,344	175,614
Increase in other borrowed funds	—	6,001
Mortgage payoffs	(79,215)	(114,902)
Mortgage principal payments	(3,858)	(3,852)
Increase in deferred financing costs	(2,527)	(1,932)
Capital contributions from non-controlling interests	28,744	22,639
Capital distributions to non-controlling interests	(24,231)	(27,085)
Proceeds from sale of New Market Tax Credits	—	2,746
Repurchase of shares of beneficial interest/common stock	(171)	(2,058)
Net cash provided by financing activities	50,086	57,171

Net (decrease) increase in cash and cash equivalents	(17,604)	22,171
Cash and cash equivalents at beginning of period	27,399	15,556
Cash and cash equivalents at end of period	$9,795	$37,727

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $249 and $248 respectively	$19,353	$20,069
Taxes paid	$1,899	$632
Acquisition of real estate through assumption of debt	$27,638	$16,051
Real estate properties reclassified to assets held for sale	$21,515	$27,020
Mortgage payable reclassified to held for sale	$—	$26,400
See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2017

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company"), a Maryland corporation, is the successor to BRT Realty Trust, a Massachusetts business trust, pursuant to the conversion on March 18, 2017, of BRT Realty Trust into BRT Apartments Corp. The conversion had no impact on the Company's business or management and was treated as a tax-free exchange under relevant Internal Revenue Service regulations.
The Company owns, operates and develops multi‑family properties and owns and operates other assets, including real estate and a real estate loan. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi‑family properties are acquired with venture partners in transactions in which the Company contributes 70% to 80% of the equity. At June 30, 2017, the Company owns: (a) 35 multi-family properties with 9,890 units (including 445 units at two properties in the lease up stage and 402 units at a property under construction), located in 11 states with a carrying value of $901,084,000; and (b) interests in two unconsolidated multi-family joint ventures with a carrying value of $13,925,000.
The Company also owns and operates various other real estate assets. At June 30, 2017, the carrying value of these other real estate assets was $16,182,000, including a real estate loan of $5,650,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2017, and for the three and nine months ended June 30, 2017 and 2016, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2017 and 2016, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of September 30, 2016, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.
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
The joint ventures that own properties in Dallas, TX and St. Louis, MO were determined not to be a VIEs but are consolidated because the Company has substantive participating rights in such entities.
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
For the three and nine months ended June 30, 2016, the Company reclassified approximately $1,043,000 and $3,126,000 of tenant utility reimbursements from real estate operating expenses to rental and other revenues from real estate properties to conform with the current period presentation. This reclassification increased total revenues and expenses by $1,043,000 and $3,126,000, respectively, and had no effect on the Company's financial position, results of operations or cash flows.
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Note 3 ‑ Equity

Common Stock Dividend Distribution

During the three and nine months ended June 30, 2017 and 2016, the Company did not declare a dividend on its shares.

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
Restricted Stock Units
Pursuant to the Plan, in June 2016, the Company issued restricted stock units (the "Units") to acquire up to 450,000 shares of common stock (the "Pay for Performance Program"). In March 2021, recipients of the Units are entitled to receive (i) the underlying shares if certain performance metrics are satisfied at the vesting date, and (ii) an amount equal to the cash dividends paid from the grant date through the vesting date with respect to the shares of common stock underlying the Units if, when, and to the extent, the related Units vest. Because the Units are not participating securities, for financial statement purposes, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. The shares are contingently issuable shares but have not been included in the diluted earnings per share as the performance and market criteria have not been met.
Expense is recognized over the five year vesting period on the Units which the Company expects to vest. The Company recorded $110,000 and $329,000 of compensation expense related to the amortization of unearned compensation with respect to the Units in the three and nine months ended June 30, 2017, respectively, and $50,000 in both the three and nine months ended June 30, 2016. At June 30, 2017 and September 30, 2016, $1,643,000 and $1,972,000, respectively, has been deferred and will be charged to expense over the remaining vesting period.

Restricted Stock
In January 2017, the Company granted 147,500 shares of restricted stock pursuant to the Plan.
As of June 30, 2017, an aggregate of 689,375 shares of unvested restricted stock are outstanding pursuant to the 2016 Incentive Plan and the 2012 Incentive Plan (the "Prior Plan"). No additional awards may be granted under the Prior Plan. All shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.
For the three months ended June 30, 2017 and 2016, the Company recorded $243,000 and $221,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. For the nine months ended June 30, 2017 and 2016, the Company recorded $1,063,000 and $639,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At June 30, 2017 and September 30, 2016, $2,599,000 and $2,089,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average vesting period of these shares of restricted stock is 2.6 years.
Stock Buyback
On March 11, 2016, the Board of Directors approved a repurchase program authorizing the Company to repurchase up to $5,000,000 of shares of common stock through September 30, 2017. During the nine months ended June 30, 2017, the Company purchased 21,304 shares of common stock at an average market price of $8.14 per share for a purchase price of approximately $171,000.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common shareholders for the applicable period by the weighted average number of common shares outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that share in the earnings of the Company. Diluted earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. For the three and nine months ended June 30, 2017, none of the Units are included in the diluted weighted average as they did not meet the applicable performance metrics during such periods.
Basic and diluted shares outstanding for the three months ended June 30, 2017 and 2016, were 14,035,074 and 13,932,515, respectively, and for the nine months ended June 30, 2017 and 2016, were 13,983,495 and 14,055,436, respectively.

Note 4 ‑ Real Estate Properties

Real estate properties (including properties held for sale) consist of the following (dollars in thousands):

	June 30, 2017	September 30, 2016
Land	$141,215	$128,409
Building	799,849	684,133
Building improvements	31,254	25,717
Real estate properties	972,318	838,259
Accumulated depreciation	(60,703)	(44,687)
Total real estate properties, net	$911,615	$793,572

A summary of real estate properties owned (including properties held for sale) follows (dollars in thousands):

	September 30, 2016 Balance	Additions	Capitalized Costs and Improvements	Depreciation	Sales	June 30, 2017 Balance
Multi-family	$783,085	$224,449	$7,136	$(21,548)	$(92,037)	$901,085
Land - Daytona, FL	8,021	—	—	—	—	8,021
Shopping centers/Retail - Yonkers, NY	2,466		125	(82)	—	2,509
Total real estate properties	$793,572	$224,449	$7,261	$(21,630)	$(92,037)	$911,615

The following table summarizes the preliminary allocations of the purchase price of eight properties purchased between August 1, 2016 and June 30, 2017 and the finalized allocation of the purchase price of such properties, as adjusted as of June 30, 2017 (dollars in thousands):

	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation
Land	$35,743	$(1,550)	$34,193
Building and improvements	276,122	341	276,463
Acquisition-related intangible assets	3,013	1,209	4,222
Total consideration	$314,878	$—	$314,878

Depreciation expense recorded related to purchase price allocation adjustments were $0 and $784,000 for the three and nine months ended June 30, 2017, respectively.

Note 5 ‑ Acquisitions and Dispositions

Property Acquisitions

The table below provides information for the nine months ended June 30, 2017 regarding the Company's purchases of multi-family properties (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs (b)
Fredricksburg, VA	11/4/2016	220	$38,490	$29,900	$8,720	80%	$643
St. Louis, MO	2/28/2017	53	8,000	6,200	2,002	75.5%	134
St. Louis, MO	2/28/2017	128	27,000	20,000	6,001	75.5%	423
Creve Coeur, MO	4/4/2017	174	39,600	29,000	9,408	78%	569
West Nashville, TN (a)	6/2/2017	402	5,228	—	4,800	58%	—
Farmers Branch, TX	6/29/2017	509	85,698	55,200	16,200	50%	992
		1,486	$204,016	$140,300	$47,131		$2,761
_______________________________
(a) This 44.0 acre land parcel was purchased for development.

(b) See Note 15.

The table below provides information for the nine months ended June 30, 2016 regarding the Company's purchases of multi-family properties (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Expensed Acquisition Costs
N. Charleston, SC (a)	10/13/2015	271	$3,625	—	$6,558	65%	—
La Grange, GA	11/18/2015	236	22,800	$16,051	6,824	100%	$57
Katy, TX	1/22/2016	268	40,250	30,750	8,150	75%	382
Macon, GA	2/1/2016	240	14,525	11,200	3,250	80%	158
Southaven, MS	2/29/2016	392	35,000	28,000	5,856	60%	413
San Antonio, TX	5/6/2016	288	35,150	26,400	6,688	65%	$539
Dallas, TX	5/11/2016	494	37,000	27,938	6,750	50%	$567
Columbia, SC	5/31/2016	204	17,000	12,934	4,930	80%	$302
		2,393	$205,350	$153,273	$49,006		$2,418

(a) This 41.5 acre land parcel was purchased for development. The initial equity includes funds contributed in connection with commencement of construction.

Property Dispositions

The following table is a summary of the real estate properties disposed of by the Company in the nine months ended June 30, 2017 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
Greenville, NC	10/19/2016	350	$68,000	$18,483	$9,329
Panama City, FL	10/26/2016	160	14,720	7,393	3,478
Atlanta, GA	11/21/2016	350	36,750	8,905	4,166
Hixson, TN	11/30/2016	156	10,775	608	152
New York, NY	12/21/2016	1	465	449	—
		1,017	$130,710	$35,838	$17,125

In July 2017, the Company sold three properties located in Humble and Pasadena, Texas for $39,000,000. The Company anticipates recognizing, in the quarter ending September 30, 2017, an aggregate gain on the sale of the properties of approximately $16,700,000, of which approximately $7,400,000 will be allocated to non-controlling interests. In connection with the sale, we also incurred approximately $662,000 of mortgage prepayment costs of which approximately $290,000 will be allocated to non-controlling interests.

The following table is a summary of the real estate properties disposed of by the Company in the nine months ended June 30, 2016 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
New York, NY	10/1/2015	1	$652	$609	—
Cordova, TN	3/2/2016	464	31,100	6,764	$2,195
Kennesaw, GA	3/15/2016	450	64,000	17,429	10,037
Pooler, GA	4/6/2016	300	38,500	5,710	1,405
Collierville, TN	6/1/2016	324	34,300	4,586	917
		1,539	$168,552	$35,098	$14,554

Note 6 –Real Estate Loan

    As a result of the sale of the Company's interest in the Newark Joint Venture in February 2016, the mortgage loan owed to the Company by the venture (the "NJV Loan Receivable"), which, prior to the sale, was eliminated in consolidation, is reflected as a real estate loan on the consolidated balance sheets. At September 30, 2016, the principal balance of the NJV Loan Receivable was $19,500,000.

In February 2017, the Company received (i) a $13,600,000 principal paydown of the NJV Loan Receivable and (ii) $2,606,000, representing all the interest (i.e., current and deferred) due through the repayment date. In connection with this transaction, the Company released certain properties from the mortgages securing the NJV Loan Receivable. This receivable, bears interest, payable monthly at a rate of 11% per year, is secured by several properties in Newark, NJ, and matures in October 2017. At June 30, 2017, the principal balance of the NJV Loan Receivable is $5,650,000.

Note 7 - Real Estate Property Held For Sale

At June 30, 2017, three properties located in Humble and Pasadena, TX are under contract for sale and are classified as real estate properties held for sale. The properties have an aggregate carrying value of $21,515,000. The sale of these properties was completed in July 2017.

At September 30, 2016, the Sandtown Vista property in Atlanta, GA and the Spring Valley property in Panama City, FL were held for sale. The Sandtown Vista property, which had a carrying value of $27,076,000, was sold on November 21, 2016. The Spring Valley property, which had a carrying value $6,920,000, was sold on October 26, 2016.

Note 8 - Restricted Cash
Restricted cash represents funds held for specific purposes and are therefore not generally available for general corporate purposes. The restricted cash reflected on the consolidated balance sheets represents funds that are held by or on behalf of the Company specifically for capital improvements at certain multi-family properties.

Note 9 – Investment in Unconsolidated Ventures

During the nine months ended June 30, 2017, the Company purchased interests in two unconsolidated joint ventures: (i) a $5,670,000 investment for a 32% interest in a venture which owns a 374 unit multi-family property; and (ii) an $8,665,000 investment for a 46% interest in a venture that contemplates the construction of 339 multi-family units. The properties owned by these ventures are located in Columbia, SC. Construction financing for this development project has been secured.

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2017	September 30, 2016
Mortgages payable (a)	$698,091	$621,382
Junior subordinated notes	37,400	37,400
Deferred mortgage costs	(7,141)	(6,275)
Total debt obligations, net of deferred costs	$728,350	$652,507
___________________________________
(a) Excludes mortgages payable held for sale of $27,052,000 at September 30, 2016.

Mortgages Payable

During the nine months ended June 30, 2017, the Company obtained the following mortgage debt in connection with the following property acquisitions (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
Fredricksburg, VA	11/4/16	$27,639	3.68%	N/A	February 2027
Fredricksburg, VA	11/4/16	2,261	4.84%	N/A	February 2027
St. Louis, MO	2/28/17	20,000	4.79%	6 years	March 2027
St. Louis, MO	2/28/17	6,200	4.84%	6 years	March 2027
Creve Coeur, MO	4/4/17	29,000	LIBOR + 2.50%	N/A	July 2018	(a)
Farmers Branch, TX	6/29/17	55,200	4.22%	5 years	July 2028
		$140,300
(a) Mortgage contains nine month extension option.

During the nine months ended June 30, 2017, the Company obtained supplemental fixed rate mortgage financing as set forth in the table below (dollars in thousands):

Location	Closing Date	Supplemental Mortgage Debt	Interest Rate	Maturity Date
Decatur, GA	5/30/17	$4,941	5.32%	December 2022

The Company has two construction loans that have been, or will be, used to finance two separate construction projects. Information regarding these loans at June 30, 2017 is set forth below(dollars in thousand):

Location	Closing Date	Maximum Loan Amount	Amount outstanding	Interest Rate	Maturity Date	Extension Option
N Charleston, SC (1)	10/13/2015	$30,265	$27,289	LIBOR + 1.70%	10/13/2019	1 year
Nashville,TN	6/2/2017	47,426	—	LIBOR + 2.85%	6/2/2020	N/A
		$77,691	$27,289
(1) This property is currently in lease up.

Junior Subordinated Notes

At June 30, 2017 and September 30, 2016, the Company's junior subordinated notes had an outstanding principal balance of $37,400,000, before deferred financing costs of $387,000 and $402,000, respectively. At June 30, 2017, the interest rate on the outstanding balance is three month LIBOR + 2.00% or 3.17%.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense, including the amortization of deferred costs, for the three months ended June 30, 2017 and 2016, was $300,000 and $322,000, respectively, and for the nine months ended June 30, 2017 and 2016, was $862,000 and $1,248,000, respectively.

Note 11 – Related Party Transactions

Majestic Property Management Corp., a related party, provides management services to the Company for certain properties owned by the Company and joint ventures in which the Company participates. These fees amounted to $9,000 and $7,000 for the three months ended June 30, 2017 and 2016, and $25,000 and $26,000 for the nine months ended June 30, 2017 and 2016, respectively.
The allocation of expenses for the shared facilities, personnel and other resources used by the Company is determined in accordance with a shared services agreement by and among the Company and related parties. Amounts paid pursuant to the agreement are included in general and administrative expenses on the consolidated statements of operations. The Company reimbursed Gould Investors L.P., a related party, $84,000 and $47,000, for the three months ended June 30, 2017 and 2016, respectively, and $266,000 and $134,000 for the nine months ended June 30, 2017 and 2016, respectively, for services provided under the agreement.
Management of many of the Company's multi-family properties (including two unconsolidated multi-family properties) is performed by the Company's joint venture partners or their affiliates (none of these joint venture partners is Gould Investors L.P. or its affiliates). Management fees to these related parties for the three months ended June 30, 2017 and 2016 were $726,000 and $525,000, respectively, and for the nine months ended June 30, 2017 and 2016, were $2,022,000 and $1,312,000, respectively. In addition, the Company may pay an acquisition fee to a joint venture partner in connection with a property purchased by such joint venture. Acquisition fees to these related parties for the three months ended June 30, 2017 and 2016, were $1,255,000 and $892,000, respectively, and for the nine months ended June 30, 2017 and 2016 were $1,904,000 and $1,331,000, respectively.
During the three months ended December 31, 2015, the Company borrowed $8,000,000 from Gould Investors L.P., a related party. Interest for the three and nine months ended June 30, 2016 was $62,000 and $86,000, respectively. This loan was repaid on February 24, 2016.

Note 12 - Segment Reporting

Management determined that the Company operates in two reportable segments: a multi-family property segment, which includes the ownership, operation and development of multi-family properties; and an other assets segment, which includes the ownership and operation of the Company's other real estate assets and a real estate loan.

The following tables summarize the Company's segment reporting for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2017
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$26,269	$404	$26,673
Other income	—	188	188
Total revenues	26,269	592	26,861
Expenses:
Real estate operating expenses	13,142	141	13,283
Interest expense	7,054	126	7,180
General and administrative	2,263	46	2,309
Depreciation	7,532	29	7,561
Total expenses	29,991	342	30,333
Total revenue less total expenses	(3,722)	250	(3,472)
Equity in (loss) earnings from unconsolidated joint ventures	(331)	24	(307)
(Loss) income from continuing operations	(4,053)	274	(3,779)
Provision for taxes	41	—	41
(Loss) income from continuing operation, net of taxes	(4,094)	274	(3,820)
Net loss (income) attributable to non-controlling interests	451	(33)	418
Net loss attributable to common stockholders	$(3,643)	$241	$(3,402)
Segment Assets at June 30, 2017	$962,259	$17,125	$979,384

	Three Months Ended June 30, 2016
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$23,323	$356	$23,679
Other income	—	608	608
Total revenues	23,323	964	24,287
Expenses:
Real estate operating expenses	11,831	155	11,986
Interest expense	5,991	23	6,014
Property acquisition costs	1,408	—	1,408
General and administrative	2,326	47	2,373
Depreciation	5,844	27	5,871
Total expenses	27,400	252	27,652
Total revenues less total expenses	(4,077)	712	(3,365)
Gain on sale of real estate	10,263	—	10,263
Gain on sale of partnership interest	386	—	386
Income from continuing operations	6,572	712	7,284
Net income attributable to non-controlling interests	(1,776)	(28)	(1,804)
Net income attributable to common stockholders	$4,796	$684	$5,480
Segment Assets at June 30, 2016	$757,522	$30,599	$788,121

	Nine Months Ended June 30, 2017
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$75,229	$1,175	$76,404
Other income	(9)	989	980
Total revenues	75,220	2,164	77,384
Expenses:
Real estate operating expenses	37,241	397	37,638
Interest expense	19,016	1,253	20,269
General and administrative	7,150	146	7,296
Depreciation	21,547	83	21,630
Total expenses	84,954	1,879	86,833
Total revenue less total expenses	(9,734)	285	(9,449)
Equity in (loss) earnings from unconsolidated joint ventures	(331)	24	(307)
Gain on sale of real estate	35,389	449	35,838
Loss on extinguishment of debt	(799)	—	(799)
Income from continuing operations	24,525	758	25,283
Provision for taxes	1,470	29	1,499
Income from continuing operations, net of taxes	23,055	729	23,784
Net income attributable to non-controlling interests	(15,544)	(101)	(15,645)
Net income attributable to common stockholders	$7,511	$628	$8,139
Segment Assets at June 30, 2017	$962,259	$17,125	$979,384

	Nine Months Ended June 30, 2016
	Multi-Family Real Estate	Other Assets	Total
Revenues:
Rental and other revenues from real estate properties	$68,961	$1,030	$69,991
Other income	—	2,641	2,641
Total revenues	68,961	3,671	72,632
Expenses:
Real estate operating expenses	34,729	448	35,177
Interest expense	17,478	116	17,594
Advisor's fee, related party	593	100	693
Property acquisition costs	2,418	—	2,418
General and administrative	6,221	181	6,402
Depreciation	16,407	80	16,487
Total expenses	77,846	925	78,771
Total revenue less total expenses	(8,885)	2,746	(6,139)
Gain on sale of real estate	34,489	609	35,098
Gain on sale of partnership interest	386		386
Loss on extinguishment of debt	(2,668)	—	(2,668)
Income from continuing operations	23,322	3,355	26,677
Net (income) loss attributable to non-controlling interests	(12,555)	1,581	(10,974)
Net income attributable to common stockholders before reconciling adjustment	$10,767	$4,936	15,703
Reconciling adjustment:
Discontinued operations, net of non-controlling interest			12,679
Net income attributable to common stockholders			$28,382
Segment Assets at June 30, 2016	$757,522	$30,599	$788,121

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

Junior subordinated notes: At June 30, 2017 and September 30, 2016, the estimated fair value of the notes is lower than their carrying value by approximately $15,939,000 and $16,549,000 based on a market interest rate of 6.76% and 6.37%, respectively.

Mortgages payable: At June 30, 2017, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $11,880,000 assuming market interest rates between 3.78% and 5.02% and at September 30, 2016, the estimated fair value of the Company's mortgages payable was greater than their carrying value by approximately $10,629,000 assuming market interest rates between 3.05% and 4.25%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Measured at Fair Value

The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs. The Company does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of June 30, 2017 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Assets:
Interest rate swaps	$1,489	—	$1,489

Financial Liabilities:
Interest rate swap	$17	—	$17

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At June 30, 2017, these derivatives are included in other assets and other accounts payable and accrued liabilities on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with them utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivatives valuation is classified in Level 2 of the fair value hierarchy.

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
As of June 30, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Fixed Rate	Maturity
Interest rate swap	$1,475	5.25%	April 1, 2022
Interest rate swap	26,400	3.61%	May 6, 2023
Interest rate swap	27,000	4.05%	September 19, 2026

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
June 30, 2017		September 30, 2016
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$1,489	Other Assets	$—
Accounts payable and accrued liabilities	$17	Accounts payable and accrued liabiltities	$1,602

As of June 30, 2017, the Company did not have any derivative instruments that were considered to be ineffective and does not use derivative instruments for trading or speculative purposes.

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive (loss) income for the dates indicated (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Amount of gain recognized on derivative in Other Comprehensive Income (loss)	$(309)	$(906)	$2,739	$(935)
Amount of gain (loss) reclassified from Accumulated Other Comprehensive Income (loss) into Interest Expense	$(80)	$(50)	$(336)	$(65)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges during the three and nine months ended June 30, 2017 and June 30, 2016. The Company estimates an additional $126,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense over the next twelve months.

Credit-risk-related Contingent Features

The agreement between the Company and its derivative counterparties provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.

As of June 30, 2017, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreement, was $17,000. As of June 30, 2017, the Company has not posted any collateral related to these agreements. If the Company had been in breach of these agreements at June 30, 2017, it could have been required to settle its obligations thereunder at its termination value of $17,000.

Note 15 – New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business combinations. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company elected early adoption effective for the quarter ended December 31, 2016. The Company's net income was favorably impacted as a result of the capitalization of acquisition costs - in prior periods, property acquisition costs were expensed during the period incurred. During the three and nine months ended June 30, 2017, capitalized acquisition costs were $1,561,000 and $2,761,000, respectively, without giving effect to non-controlling interests.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which it will adopt the standard in 2018.

Note 16 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2017 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview

We are an internally managed real estate investment trust, also known as a REIT, that is primarily focused on the ownership, operation and development of multi‑family properties. These activities are primarily conducted through joint ventures in which we typically have an 70% to 80% interest in the entity owning the property. At June 30, 2017, we own 35 multi‑family properties located in 11 states with an aggregate of 9,890 units (including 445 units at two properties in lease up stage and 402 units at a property under construction). At June 30, 2017, the net carrying value of the multi-family assets was $901.1 million. During the three months ended June 30, 2017: (i) the average monthly occupancy at our stabilized properties was 94.0% compared to 94.1% in the corresponding quarter of the prior year; and (ii) the average rental rate per occupied unit at stabilized properties increased 9.6% to $936 from $854 for the corresponding quarter in 2016.

We have investments in two unconsolidated multi-family joint ventures, one of which is a property under construction. At June 30, 2017, the carrying value of these investments is $13.9 million.
We also own and operate various other real estate assets. At June 30, 2017, the carrying value of these other real estate assets is $16.2 million, including a real estate loan of $5.7 million.
As used herein, the term "same store properties" refers to properties that were owned for the entirety of the periods being presented and excludes properties that were in development or lease up during such periods. At June 30, 2017 stabilized properties represent 32 of our 35 properties - excluded are two properties in lease up and a property under construction. Our fiscal year ends on September 30 and unless otherwise indicated, all references to a quarter or year refer to the applicable fiscal quarter or year.
Conversion to a Maryland Corporation

On March 18, 2017, we converted from a Massachusetts business trust  to a Maryland corporation (the "Conversion"). The Conversion had no impact on our business or management of our company and was treated as a tax-free exchange under relevant Internal Revenue Service regulations. Shares of beneficial  interest were automatically converted to shares of common stock at the time of the Conversion.

Except as otherwise specified, all references in this Form 10-Q to “BRT,” “we,” “us,” and “our” refer (i) from and after the time of the Conversion, to BRT Apartments Corp. and its subsidiaries and (ii) prior to the Conversion, to our predecessor, BRT Realty Trust and its subsidiaries. Except as otherwise specified, all references in this Form 10-Q to “common stock” or “shares” refer (i) from and after the time of the Conversion, to common stock and (ii) prior to the Conversion, shares of beneficial interest.

Acquisitions During the Three Months Ended June 30, 2017

On April 4, 2017, we acquired a 174 unit multi-family property located in Creve Coeur, MO for $39.6 million, including $29.0 million of short term adjustable rate mortgage debt obtained in connection with the acquisition. This property is currently in lease up and at June 30, 2017 approximately 71% of the units were leased. We anticipate that the property will be stabilized by November 2017 and estimate that at such time it will generate on a quarterly basis $774,000 of rental revenue, $695,000 of real estate operating expense, $438,000 of interest expense and $399,000 of depreciation expense. We intend to refinance the mortgage debt on this property prior to its maturity in July 2018 though no assurance can be given that we will be successful in this regard.

On June 2, 2017, we acquired a 44 acre land parcel for $5.2 million, on which we anticipate constructing 402 multi-family units. We obtained $47.5 million in mortgage construction financing for this project and anticipate that units will be available for lease beginning in November 2018 through November 2019 as buildings are completed. We expect this property to reach stabilization in January 2020.

On June 29, 2017, we acquired a 509 unit multi-family property located in Farmers Branch, TX for $85.7 million, including $55.2 million of mortgage debt obtained in connection with the acquisition. We estimate that on a quarterly basis this property will generate $2.2 million of rental revenue, $955,000 of real estate operating expense, $723,000 of interest expense and $1.0 million of depreciation expense.

Subsequent Events

In July 2017, we sold three properties in Humble and Pasadena, TX for $39 million. We estimate that in the fourth quarter of 2017, we will recognize a gain on the sale of these properties of approximately $16.7 million, of which $7.4 million will be allocated to non-controlling interests. In connection with the sale we also incurred approximately $662,000 of mortgage prepayment costs, of which $290,000 will be allocated to non-controlling interests. In the quarter ended March 31, 2017, these properties generated approximately $1.4 million of rental revenue, $784,000 of operating expenses, $222,000 of interest expense and $200,000 of depreciation expense.
Results of Operations – Three months ended June 30, 2017 compared to three months ended June 30, 2016.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands):	2017	2016	Increase	% Change
Rental and other revenues from real estate properties	$26,673	$23,679	$2,994	12.6
Other income	188	608	(420)	(69.1)
Total revenues	$26,861	$24,287	$2,574	10.6

Rental and other revenues from real estate properties.

The increase is due primarily to:

•	$5.4 million from eight properties acquired during the twelve months ended June 30, 2017, two of which were acquired in the quarter ended June 30, 2017 and contributed $686,000 of rental revenue,

•	$1.6 million from the inclusion, for the entire three months ended June 30, 2017, of three properties that were only owned for a portion of the corresponding period in the prior year,

•	$586,000 from same store properties due primarily to a net increase in rental rates from several multi-family properties, and
.
Offsetting this increase was a decrease of $4.7 million of rental revenue from the eight properties sold from April 1, 2016 to June 30, 2017.

Other Income.

The decrease is due to reduced interest income on our loan to the Newark Joint Venture as a result of the $13.6 million paydown in December 2016.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Real estate operating expenses	$13,283	$11,986	$1,297	10.8
Interest expense	7,180	6,014	1,166	19.4
Property acquisition costs	—	1,408	(1,408)	(100.0)
General and administrative	2,309	2,373	(64)	(2.7)
Depreciation	7,561	5,871	1,690	28.8
Total expenses	$30,333	$27,652	$2,681	9.7

Real estate operating expenses.

The increase is due primarily to:

•	$2.3 million from eight properties acquired during the twelve months ended June 30, 2017, two of which were acquired in the current quarter and contributed $321,000 of real estate operating expense,

•	$890,000 from the inclusion, for the entire three months ended June 30, 2017, of three properties acquired in the corresponding period of the prior year,

•	$383,000 from several same store properties due primarily to increased repair and maintenance expense and

Offsetting the increase is $2.7 million of expense related to the the eight properties sold from April 1, 2016 to June 30, 2017.

Interest expense.

The increase is due primarily to:

•
$1.8 million from the mortgages on eight properties acquired during the twelve months ended March 31, 2017, two of which were acquired in the quarter ended June 30, 2017 and contributed $361,000 of interest expense and

•	$345,000 due to the inclusion, for the entire three months ended March 31, 2017, of the mortgage interest on three properties acquired during the corresponding period of the prior year.

Offsetting the increase is a decrease of $403,000 relating to the mortgage debt on eight properties sold from April 1, 2016 to June 30, 2017.

Capitalized interest for the three months ended June 30, 2017 and 2016 was $64,000 and $10,000 respectively.

    Property acquisition costs. Due to a change in an accounting standard effective October 1, 2016, these costs are now capitalized as a part of the basis of an asset acquisition. During the three months ended June 30, 2017, we capitalized $1.6 million of such costs.

General and administrative expense The decline is due primarily to the inclusion, in the three months ended June 30, 2016, of approximately $180,000 of professional and other fees, a significant portion of which related to the Conversion. This decline was offset by increased compensation costs.

Depreciation.
The increase is due primarily to:

•
$2.5 million from eight properties acquired during the twelve months ended June 30, 2017, two of which were acquired in the quarter ended June 30, 2017 and contributed $300,000 of depreciation expense, and

•	$399,000 from the inclusion, for the entire three months ended June 30, 2017, of three properties acquired during the corresponding period of the prior year.

Offsetting the increase is a decrease of:

•	$410,000 from same store properties resulting from purchase price allocation adjustments in the prior period, and

•	$371,000 from eight properties sold from April 1, 2016 to June 30, 2017.

Other Income and Expenses

Equity in loss of unconsolidated joint ventures. Approximately $ 220,000 of the loss is due to increased depreciation charges related to a purchase price allocation adjustment at a multi-family property and $110,000 is due to expenses incurred by a joint venture that had ceased operations.

Gain on sale of real estate. During the three months ended June 30, 2016, we sold two multi-family properties for an aggregate of $72.8 million and recognized an aggregate gain of $10.3 million, of which $2.3 million was allocated to the non-controlling interests. There were no sales in the current three month period.
Gain on sale of partnership interest. During the three months June 30, 2016, we sold our interest in a joint venture that owned a property and recognized a gain of $386,000 on the sale. There was no comparable sale in the current period.
Net loss (income) attributable to non-controlling interest. This category represents our joint venture partners share of income including gains on sale of real estate. During the three months ended June 30, 2016, we sold two multi-family properties and allocated $2.3 million of the gain to our partner. There were no sales in the current period.

Results of Operations – Nine months ended June 30, 2017 compared to nine months ended June 30, 2016.

Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended June 30,
(Dollars in thousands):	2017	2016	Increase	% Change
Rental and other revenues from real estate properties	$76,404	$69,991	$6,413	9.2
Other income	980	2,641	(1,661)	(62.9)
Total revenues	$77,384	$72,632	$4,752	6.5

Rental and other revenues from real estate properties.

The increase is due primarily to:

•	$11.1 million from the inclusion, for the entire nine months ended June 30, 2017, of seven properties that were only owned for a portion of the corresponding period in the prior year,

•	$8.5 million from three properties acquired during the three months ended September 30, 2016,

•	$4.1 million from five properties acquired in the nine months ended June 30, 2017, and

•	$1.8 million from same store properties due primarily to a net increase in rental rates at several multi-family properties.

Offsetting this increase are decreases of:

•	$13.0 million of rental revenue from the six properties sold during the twelve months ended September 30, 2016, and

•	$6.3 million from four properties sold during the nine months ended June 30, 2017.

Other Income.

The decrease is due primarily to the inclusion, in the corresponding period of the prior year, of $1.9 million of interest that had not been recognized for several years, due to recoverability concerns, on the $19.5 million loan to the Newark Joint Venture.

Expenses

The following table compares our expenses for the periods indicated:

	Nine Months Ended June 30,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Real estate operating expenses	$37,638	$35,177	$2,461	7.0
Interest expense	20,269	17,594	2,675	15.2
Advisor’s fees, related party	—	693	(693)	(100.0)
Property acquisition costs	—	2,418	(2,418)	(100.0)
General and administrative	7,296	6,402	894	14.0
Depreciation	21,630	16,487	5,143	31.2
Total expenses	$86,833	$78,771	$8,062	10.2

Real estate operating expenses.

The increase is due primarily to:

•	$6.0 million from the inclusion, for the entire nine months ended June 30, 2017, of seven properties that were only owned for a portion of the corresponding period in the prior year,

•	$3.9 million from three properties acquired in the three months ended September 30, 2016,

•	$1.5 million from five properties acquired during the nine months ended June 30, 2017 and

•	$1.1 million from several same store properties, including approximately $690,000 due to increased real estate taxes and approximately $245,000 due to increased repair and maintenance expense.

Offsetting the increase is a net decrease of:

•	$7.3 million relating to six properties sold during the twelve months ended September 30, 2016, and

•	$3.1 million from four properties sold during the nine months ended June 30, 2017.

Interest expense.

The increase is due primarily to:

•	$2.9 million from the inclusion, for the full nine months ended June 30, 2017, of the mortgages on seven properties that were only owned for a portion of the corresponding period in the prior year,

•	$2.6 million due to mortgages on three properties acquired during the three months ended September 30, 2016, and

•	$1.6 from the mortgages on five properties acquired during the nine months ended June 30, 2017.

Offsetting the increase are decreases of:

•	$2.9 million relating to the mortgage debt on six properties sold during the twelve months ended September 30, 2016,

•	$1.3 million from mortgages on four properties sold during the nine months ended June 30, 2017, and

•	$387,000 due to the decrease in the interest rate paid on our junior subordinated debt.

Capitalized interest for the nine months ended June 30, 2017 and 2016 was $249,000 and $248,000, respectively.

Advisor’s fees, related party. The 2016 period reflects the amounts paid pursuant to the advisory agreement during the three months ended December 31, 2015, at which time such agreement terminated.

Property acquisition costs. Due to a change in an accounting standard effective October 1, 2016, these costs are now capitalized as a part of the basis of an asset acquisition. During the nine months ended June 30, 2017, we capitalized $2.8 million of such costs.

General and administrative. The increase is due primarily to:

•	$561,000 from increased compensation expense, including $374,000 related to the non-cash amortization of restricted stock and restricted stock unit expense and $200,000 due to higher salaries,

•	$316,000 from the inclusion of the fees for services previously provided pursuant to the advisory agreement and

•	$150,000 of various other expenses, including amounts paid pursuant to our shared services agreement.

Offsetting the increase was a $135,00 decrease in professional fees due to the inclusion in the nine months ended June 30, 2016, of professional fees, a significant portion of which relate to the Conversion.

Depreciation. The increase is due primarily to:

•	$4.3 million from three properties acquired during the three months ended September 30, 2106,

•	$3.6 million from the inclusion for the nine months ended June 30, 2017 of seven properties that were only owned for a portion of the corresponding period in the prior year,

•	$1.8 million from five properties acquired during the nine months ended June 30, 2017 and

•	$690,000 from same store sales due primarily to purchase price allocation adjustments.

Offsetting the increases are decreases of:

•	$2.2 million of depreciation from the six properties sold during the twelve months ended September 30, 2016 and

•	$2.0 million from four properties sold during the nine months ended June 30, 2017.

Other Income and Expenses

Gain on sale of real estate. During the nine months ended June 30, 2017, we sold four multi family properties and a cooperative apartment unit for an aggregate of $130.7 million and recognized an aggregate gain of $35.8 million, of which $17.1 million was allocated to the non-controlling interests. The corresponding period of the prior year includes the sale of four multi-family properties and a coop apartment unit which were sold for a gain of $35.1 million, of which $14.6 million was allocated to the non controlling interest.
Loss on extinguishment of debt. During the nine months ended June 30, 2017 and 2016, we incurred a $799,000 and $2.7 million of mortgage prepayment charges, respectively, in connection with property sales.

Provision for taxes. This amount reflects (i) $365,000 of Federal alternative minimum tax resulting from the use of our loss carry-forwards to offset 2016 Federal taxable income and (ii) $1.1 million of state taxes from income recognized at the state level, primarily from 2016 property sales. Loss carry forwards that are available at the federal level differ from and may not be available at the individual state level.
Income from discontinued operations. In February 2016, we sold our interest in the Newark Joint Venture and reclassified the operations of the venture to discontinued operations for the nine months ended June 30, 2016.
Net (income) loss attributable to non-controlling interest. The amount is primarily due to the allocation to our joint venture partners of their share of the gain on sale of four multi-family properties in the nine months ended June 30, 2017 and four multi-family properties in the corresponding period in the prior year.
Liquidity and Capital Resources
We require funds to acquire properties, repay borrowings and pay operating expenses. Generally, our primary sources of capital and liquidity are the operations of, and distributions from, our multi-family properties, our available cash (including restricted cash), mortgage debt financing and our share of the net proceeds from the sale of multi-family properties. At June 30, 2017 and August 1, 2017, our available cash, excluding restricted cash intended for capital improvements at 15 multi-family properties, is approximately $9.9 million and $23.4 million, respectively.
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
We anticipate that the construction and other costs associated with the West Nashville, TN construction project will be funded by capital previously contributed by us and our joint venture partner and in-place construction financing of up to $47.4 million. As of June 30, 2017, there have been no draws against this construction loan.
We intend to refinance the adjustable rate mortgages in aggregate principal amount of $56.3 million at our N. Charleston, SC and Creve Coeur, MO properties with longer term fixed rate financing once these properties has been stabilized; however no assurance can be given that financing will be available at such time or, if available, that it will be on terms acceptable to us.
Statements of Cash Flows
As of June 30, 2017 and 2016, we had cash and cash equivalents of $9.8 million and $37.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	Nine Months Ended June 30,
	2017	2016
Cash flow provided by operating activities	$6,404	$6,898
Cash flow used in investing activities	(74,094)	(41,898)
Cash flow provided by financing activities	50,086	57,171
Net change in cash and cash equivalents	(17,604)	22,171
Cash and cash equivalents a beginning of period	27,399	15,556
Cash and cash equivalents at end of year	$9,795	$37,727
Our principal source of operating cash flow is related to funds generated from the operation of our properties. Our properties provide a relatively consistent stream of cash flow that proves us with resources to pay operating expenses and debt service.     The increase in cash flow used in investing activities in 2017 is due primarily to the decrease in proceeds from property and joint venture sales and an increase in investments in unconsolidated joint ventures. The increase was offset by the paydown of the loan to the Newark Joint Venture and a reduction in purchases and capitalized costs.

The decrease in cash flow provided by financing activities in 2017 is due primarily to reduced proceeds from mortgage debt due to fewer acquisitions in the current nine months.
Cash Distribution Policy
We have not paid cash dividends since 2010. At December 31, 2016, our net operating loss carry-forward was $15.8 million. Accordingly, we are not currently required by the Internal Revenue Code to pay a dividend to maintain our REIT status.
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

The table below provides a reconciliation of net loss determined in accordance with Generally Accepted Accounting Principles ("GAAP") to FFO and AFFO for each of the indicated periods (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
GAAP Net (loss) income attributable to common stockholders	$(3,402)	$5,480	$8,139	$28,382
Add: depreciation of properties	7,561	5,871	21,630	17,636
Add: our share of depreciation in unconsolidated joint ventures	308	5	521	15
Add: amortization of deferred leasing costs	—	—	—	15
Deduct: gains on sale of real estate and partnership interest	—	(10,649)	(35,838)	(50,951)
Adjustments for non-controlling interests	(1,834)	1,091	11,817	10,529
NAREIT Funds from operations attributable to common stockholders	2,633	1,798	6,269	5,626

Adjustments for: straight line rent accruals	(10)	(1)	(46)	(130)
Add: loss on extinguishment of debt	—	—	799	2,668
Add: amortization of restricted stock and restricted stock units	353	271	1,063	689
Add: amortization of deferred mortgage costs	349	248	874	1,416
Adjustments for non-controlling interests	(72)	(49)	(541)	(1,965)
Adjusted funds from operations attributable to common stockholders	$3,253	$2,267	$8,418	$8,304

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
GAAP Net (loss) income attributable to common stockholders	$(0.24)	$0.39	$0.58	$2.02
Add: depreciation of properties	0.54	0.42	1.55	1.25
Add: our share of depreciation in unconsolidated joint ventures	0.02	—	0.04	—
Add: amortization of deferred leasing costs	—	—	—	—
Deduct: gain on sale of real estate and partnership interest	—	(0.76)	(2.56)	(3.62)
Adjustment for non-controlling interests	(0.13)	0.08	0.84	0.75
NAREIT Funds from operations per common stock basic and diluted	0.19	0.13	0.45	0.40

Adjustments for: straight line rent accruals	—	—	—	(0.01)
Add: loss on extinguishment of debt	—	—	0.06	0.19
Add: amortization of restricted stock and restricted stock units	0.03	0.02	0.08	0.05
Add: amortization of deferred mortgage costs	0.02	0.02	0.06	0.10
Adjustments for non-controlling interests	(0.01)	—	(0.04)	(0.14)
Adjusted funds from operations per common stock basic and diluted	$0.23	$0.17	$0.61	$0.59

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than five mortgages, three of which are subject to interest rate swap agreements. With respect to the remaining two variable rate mortgages, an increase of 100 basis points in interest rates would reduce annual net income by $563,000 and a decrease of 100 basis points would increase annual net income by $563,000.

As of June 30, 2017, we had three interest rate swap agreements outstanding. The fair value of our interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. At June 30, 2017, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on the derivative instruments would have increased by approximately $3.4 million and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instrument would have decreased by approximately $3.7 million. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $374,000 annually.

As of June 30, 2017, based on the number of residential units in each state, 33% of our properties are located in Texas, 10% in Florida, 10% in Georgia, 8% in Alabama, 8% in Mississippi, 8% in Missouri, 7% in South Carolina and the remaining 23% in five other states; we are therefore subject to risks associated with the economies in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2017 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2016, our Board of Trustees authorized us to repurchase up to $5.0 million of our shares through September 30, 2017. The table below provides information regarding our repurchase of our shares of common stock pursuant to such authorization during the periods presented.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2017	600	$8.43	600	$4,416,834
May 1 - May 31, 2017	7,409	8.11	7,409	4,356,782
June 1 - June 30, 2017	7,520	8.05	7,520	4,296,264
Total	15,529	8.09	15,529

Item 6. Exhibits

Exhibit No.	Title of Exhibits
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

August 8, 2017	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

August 8, 2017	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)