Form 10-K
period 2017-09-30
BRT Apartments Corp.
filed 2017-12-14
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-07172
BRT APARTMENTS CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-2755856 (I.R.S. employer identification no.)
60 Cutter Mill Road, Great Neck, New York (Address of principal executive offices)	11021 (Zip Code)
516-466-3100
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares of common stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. or a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $64.6 million based on the last sale price of the common equity on March 31, 2017, which is the last business day of the registrant's most recently completed second quarter.
As of December 1, 2017, the registrant had 14,022,438 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual meeting of stockholders of BRT Apartments Corp. to be filed not later than January 29, 2018 are incorporated by reference into Part III of this Form 10-K.

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
Forward-looking statements contained in this Annual Report on Form 10- K are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors which may cause actual results to vary from our forward-looking statements include, but are not limited to:

•	general economic and business conditions, including those currently affecting our nation’s economy and real estate markets;

•	the availability of, and costs associated with, sources of capital and liquidity;

•	accessibility of debt and equity capital markets;

•	general and local real estate conditions, including any changes in the value of our real estate;

•	changes in Federal, state and local governmental laws and regulations, including laws and regulations relating to taxes and real estate and related investments;

•	the level and volatility of interest rates;

•	our acquisition strategy, which may not produce the cash flows or income expected;

•
the competitive environment in which we operate, including competition that could adversely affect our ability to acquire properties and/or limit our ability to lease apartments or increase or maintain rental income;

•	a limited number of multi-family property acquisition opportunities acceptable to us;

•	the condition of Fannie Mae or Freddie Mac, which could adversely impact us;

•	our failure to comply with laws, including those requiring access to our properties by disabled persons, which could result in substantial costs;

•	insufficient cash flows, which could limit our ability to make required payments on our debt obligations;

•	impairment in the value of real estate we own;

•	failure of property managers to properly manage properties;

•	disagreements with, or misconduct by, joint venture partners;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in newly acquired or newly constructed multi-family properties;

•	potential defaults on or non-renewal of leases by tenants;

•	creditworthiness of tenants;

•	our ability to obtain financing for acquisitions;

•	development and acquisition risks, including rising or unanticipated costs and failure of such acquisitions and developments to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	our ability to reinvest the net proceeds of dispositions into more, or as favorable, acquisition opportunities;

•	potential natural disasters such as hurricanes, tornadoes and floods;

•	board determinations as to timing and payment of dividends, if any, and our ability or willingness to pay future dividends;

•
financing risks, including the risks that our cash flows from operations may be  insufficient to meet required debt service obligations and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance to cover, among other things, losses from catastrophes;

•	our ability to maintain our qualification as a REIT;

•
possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

•	increases in real estate taxes at properties we acquire due to such acquisitions or other factors; and

•	the other factors described in this Annual Report on Form 10-K, including those set forth under the captions "Risk Factors" and "Business".
We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except to the extent otherwise required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of the filing of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I
Item l.    Business.
General
We are an internally managed real estate investment trust, also known as a REIT, that is primarily focused on the ownership, operation and development of multi-family properties. Most of our multi-family properties are owned by consolidated joint ventures in which we have a substantial ownership position. At September 30, 2017, we: (i) own 33 multi-family properties located in eleven states with an aggregate of 9,568 units (including 402 units at a development property) and a net book value of $900.7 million; and (ii) have ownership interests, through unconsolidated entities, in three multi-family properties with a net book value of $21.3 million. Most of our properties are located in the Southeast United States and Texas. We commenced our multi-family activities in January 2012.
We are also engaged, to a limited extent, in the ownership, operation and development of commercial, mixed use and other real estate assets. Through February 2016, these other real estate assets primarily consisted of our interest in a consolidated joint venture, which we refer to as the Newark Joint Venture, which owned several properties in Newark, New Jersey. At September 30, 2015, the net book value of our other real estate assets, including $141.4 million in net book value attributed to the Newark Joint Venture's assets, was $152.0 million. On February 23, 2016, we sold all of our interest in the Newark Joint Venture for $16.9 million, and in the quarter ended March 31, 2016, recognized a $15.5 million gain on this sale. At September 30, 2017, the net book value of our other real estate assets is $16.0 million, including a real estate loan to the Newark Joint Venture of $5.5 million. See notes 1, 5 and 6 to our consolidated financial statements.
From our inception on June 16, 1972 through November 1, 2014, we were engaged in real estate lending. These activities involved originating and holding for investment short-term mortgage loans secured by commercial or multi-family real estate property in the United States.
Information regarding our multi-family property and other real estate assets segments is included in note 14 to our consolidated financial statements and is incorporated herein by this reference. The financial information included herein has been reclassified as described in note 1 to our consolidated financial statements.
BRT Apartments Corp. is the successor to BRT Realty Trust (“BRT Trust”) pursuant to the conversion, which we refer to as the "conversion", of BRT Trust from a Massachusetts business trust to a Maryland corporation on March 18, 2017. BRT Trust was formed on June 16, 1972. Our address is 60 Cutter Mill Road, Suite 303, Great Neck, New York 11021, telephone number 516-466-3100. Our website can be accessed at www.brtapartments.com, where copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission, or SEC, can be obtained free of charge. These SEC filings are added to our website as soon as reasonably practicable.
Unless otherwise indicated or the context otherwise requires, all references to (i) “us”, “we”, “BRT” or the “Company” refer (i)(a) from and after the conversion, to BRT Apartments Corp. and its consolidated subsidiaries and (b) prior to the conversion, to the predecessor BRT Trust and its consolidated subsidiaries, (ii)“common stock” or “shares” refer (a) from and after the conversion, to common stock and (b) prior to the conversion, shares of beneficial interests, (iii) a year (e.g., 2017) refers to the applicable fiscal year ended September 30th, (iii) the sale of properties includes the sale of our partnership interest in a venture that owned Village Green, a Little Rock, AK multi-family property, (iv) information regarding properties owned by unconsolidated joint ventures is separately described and is not included with information regarding our consolidated joint ventures; (v) all interest rates give effect to the related interest rate derivative, if any, and (vi) "same store properties" refer to properties that we owned and operated for the entirety of both periods being compared, except for properties that are under construction, in lease-up, or are are undergoing development or redevelopment. We move properties previously excluded from our same store portfolio (because they were under construction, in lease up or are in development or redevelopment) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all quarters during the applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon attainment of at least 90% physical occupancy.  Our multi-family property Retreat at Cinco Ranch-Katy, Texas is not included as a stabilized property because of the damage it suffered in Hurricane Harvey.

Our Multi-Family Property Activities
Generally, our multifamily properties are garden apartment, mid-rise or town home style properties that provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and cable television access. Residential leases are typically for a one year term and may require security deposits equal to one month's rent. Substantially all of the units at these properties are leased at market rates. Set forth below is selected information regarding the multi-family properties owned by us as of September 30, 2017:

				Our Percentage	Average Monthly Rental Rate Per Occupied Unit (3)($)				Average Physical Occupancy in: (%)
Property Name and Location	Number of Units	Age (1)	Acquisition Date	Ownership (%) (2)	2017	2016	2015	2014	2017	2016	2015	2014
The Fountains Apartments—Palm Beach Gardens, FL	542	45	3/22/2012	80	1,327	1,239	1,169	1,050	95.2	96.0	96.3	96.6
Waverly Place Apartments—Melbourne, FL (4)	208	30	3/30/2012	80	956	866	798	722	96.3	97.9	94.0	95.9
Silvana Oaks Apartments—N. Charleston, SC	208	7	10/4/2012	100	1,126	1,077	998	970	94.5	93.3	93.6	93.4
Avondale Station—Decatur, GA	212	63	11/19/2012	100	979	920	852	776	97.6	94.6	97.1	96.8
Stonecrossing Apartments—Houston, TX	240	39	4/19/2013	91	891	906	884	856	90.8	92.1	93.5	94.3
Stonecrossing East (Pathways)—Houston, TX	144	38	6/7/2013	91	918	909	886	823	87.8	89.8	92.6	93.7
Brixworth at Bridge Street—Huntsville, AL	208	32	10/18/2013	80	690	688	655	650	95.9	96.8	93.7	93.3
Newbridge Commons—Columbus, OH	264	18	11/21/2013	100	801	762	729	691	96.8	96.9	95.4	90.5
Waterside at Castleton—Indianapolis, IN	400	34	1/21/2014	80	652	642	621	609	92.0	94.1	92.1	90.7
Crossings of Bellevue—Nashville, TN	300	32	4/2/2014	80	1,066	1,032	955	907	97.3	97.8	97.1	97.9
Kendall Manor—Houston, TX	272	36	7/8/2014	80	840	833	796	769	92.1	93.9	94.4	91.2
Avalon Apartments—Pensacola, FL	276	9	12/22/2014	98	969	970	912	—	90.9	91.9	90.9	—
The Apartments at Venue—Valley, AL	618	9	7/27/2015	61	743	724	715	—	94.6	95.4	93.4	—
Parkway Grande—San Marcos, TX	192	3	9/10/2015	80	1,044	998	852	—	95.0	93.6	95.3	—
Cedar Lakes - Lake St. Louis, MO	420	31	9/25/2015	80	789	788	715	—	92.9	91.9	93.4	—
Factory at GARCO Park—N. Charleston, SC (5)	271	1	10/13/2015	65	889	N/A	N/A	—	33.8	N/A	N/A	—
Woodland Trails—LaGrange, GA	236	8	11/18/2015	100	873	832	849	—	95.7	94.6	96.2	—
Retreat at Cinco Ranch— Katy, TX (6)	268	9	1/22/2016	75	1,098	1,177	—	—	89.5	90.5	—	—
Grove at River Place — Macon, GA	240	29	2/1/2016	80	662	622	—	—	95.2	97.2	—	—

				Our Percentage	Average Monthly Rental Rate Per Occupied Unit (2)($)				Average Physical Occupancy in: (%)

Property Name and Location	Number of Units	Age (1)	Acquisition Date	Ownership (%)	2017	2016	2015	2014	2017	2016	2015	2014
Civic Center I—Southaven, MS	392	15	2/29/2016	60	834	825	—	—	96.4	97.7	—	—
The Veranda as Shavano — San Antonio, TX	288	4	5/6/2016	65	982	953	—	—	92.0	83.4	—	—
Chatham Court and Reflections — Dallas, TX	494	31	5/11/2016	50	876	813	—	—	93.4	93.4	—	—
Waters Edge at Harbison— Columbia, SC	204	21	5/31/2016	80	878	821	—	—	93.7	94.2	—	—
The Pointe at Lenox Park— Atlanta, GA	271	28	8/15/2016	74	1,176	1,190	—	—	91.1	94.0	—	—
Civic Center II — Southaven, MS	384	12	9/1/2016	60	883	879	—	—	96.7	97.4	—	—
Verandas at Alamo Ranch—San Antonio, TX	288	2	9/19/2016	72	972	974	—	—	89.0	85.8	—	—
Kilburn Crossing — Fredricksburg, VA	220	12	11/4/2016	80	1,246	—	—	—	95.0	—	—	—
Tower at OPOP — St. Louis, MO	128	3	2/28/2017	76	1,189	—	—	—	93.5	—	—	—
Lofts at OPOP — St. Louis, MO	53	3	2/28/2017	76	1,211	—	—	—	95.0	—	—	—
Vanguard Heights — Creve Coeur, MO (7)	174	1	4/4/2017	78	1,652	—	—	—	74.7	—	—	—
Bells Bluff — West Nashville, TN (8)	402	N/A	6/2/2017	58	—	—	—	—	N/A	—	—	—
Mercer Crossing — Farmers Branch, TX	509	1	6/29/2017	50	1,272	—	—	—	91.4	—	—	—
Jackson Square — Tallahassee, FL	242	21	8/30/2017	80	1,062	—	—	—	94.2	—	—	—
Total	9,568
________________________
(1)    Reflects the approximate age of the property based on the year original construction was completed, other than Lofts at OPOP which was rehabbed in 2014.
(2) Distributions to, and profit sharing between, joint venture partners is determined pursuant to the applicable agreement governing the relationship between the parties and may not be pro rata to the ownership interest each joint venture partner has in the applicable joint venture.
(3)    Monthly rental rate per unit reflects our period of ownership.
(4)    This property was sold on October 25, 2017.
(5)    This property was under development in 2015 and 2016 and is currently in lease up.

(6)	Results impacted by Hurricane Harvey. See "Item 7" Management's Discussion and Analysis of Financial Condition and Results of Operations - Hurricane Harvey".

(7)	This property is in lease up.
(8) A development property.

The following table set forth certain information, presented by state, related to our properties as of September 30, 2017 (dollars in thousands):

State	Number of Properties	Number of Units	Estimated 2018 Revenues (1)		Percent of 2018 Estimated Revenues
Texas	9	2,695	$33,112	(2)	30.5%
Florida	4	1,268	15,661	(3)	14.4%
Georgia	4	959	11,251		10.4%
Mississippi	2	776	8,310		7.7%
Alabama	2	826	7,849		7.2%
South Carolina	3	683	8,048	(4)	7.4%
Tennessee	2	702	3,991	(5)	3.7%
Missouri	4	775	10,706	(4)	9.9%
Indiana	1	400	3,417		3.2%
Ohio	1	264	2,671		2.5%
Virginia	1	220	3,448		3.1%
Total	33	9,568	$108,464		100.0%
___________________________

(1)	Reflects our estimate of the rental and other revenues to be generated in 2018 by our multi-family properties located in such state and generally assumes the same rental and occupancy rates as in effect in 2017.

(2)
Assumes revenues are reduced by an estimated $117 relating to anticipated rent concessions to be offered through January 2018 as a result of the damage sustained at Retreat at Cinco Ranch-Katy, Texas from Hurricane Harvey. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Hurricane Harvey".

(3)	Includes $214 representing one month of revenues for Waverly Place Apartments, Melbourne, FL which was sold in October 2017.

(4)	Assumes additional revenues of $848 and $215 will be generated in South Carolina and Missouri, respectively, by an increase in occupancy at properties in lease up to stabilized levels.

(5)	Assumes no revenues are generated from a 402 unit development property.

Multi-family Properties Owned Through Unconsolidated Joint Ventures

In 2017, we purchased ownership interests in three unconsolidated joint ventures that own multi-family properties. Information regarding these properties is shown below (dollars in thousands):

Location	Number of Units	BRT's Initial Investment	Total Purchase Price	Total Acquisition Debt	Percent Ownership
Columbia, SC	374	$5,670	$58,300	$41,000	32%
Columbia, SC (1)	339	8,665	5,915	—	46%
Forney, TX	313	7,500	39,000	25,350	50%
	1,026	$21,835	$103,215	$66,350
_________________

(1)	Reflects land purchased for a development project at which the construction of a 339 unit multi-family property is planned. See note 9 of the consolidated financial statements.

Our Acquisition Process and Underwriting Criteria
We identify multi-family property acquisition opportunities primarily through relationships developed over time by our officers with former borrowers, current joint venture partners, real estate investors and brokers. We are interested in acquiring the following types of multi-family properties:

•	Class B or better properties with strong and stable cash flows in markets where we believe there exists opportunity for rental growth and further value creation;

•	Class B or better properties that offer significant potential for capital appreciation through repositioning or rehabilitating the asset to drive rental growth;

•	properties available at opportunistic prices providing an opportunity for a significant appreciation in value; and

•	development of Class A properties in markets where we believe we can generate significant returns from the operation and if appropriate, sale of the development.

Our current business plan is to acquire properties with cap rates ranging from 5% to 6.25% that will provide stable risk adjusted total returns (i.e., operating income plus capital appreciation). In identifying opportunities that will achieve these goals, we seek acquisitions that will achieve an approximate 7% to 9% annual return on invested cash and an internal rate of return of approximately 10% to 20%. We have also focused, but have not limited ourselves, to acquiring properties located in the Southeast United States and Texas. Subject to the foregoing, we are opportunistic in pursuing multi-family property acquisitions and do not mandate any specific acquisition criteria, though we take the following into account in evaluating an acquisition opportunity: location, demographics, size of the target market, property quality, availability and terms and conditions of long term fixed rate mortgage debt, potential for capital appreciation or recurring income, extent and nature of contemplated capital improvements and property age. We generally acquire properties with a joint venture partner with knowledge and experience in owning and operating multi-family properties in the target market as this enhances our understanding of such market and assists us in managing our risk with respect to a particular acquisition.
Approvals of the acquisition of a multi-family property are based on a review of property information as well as other due diligence activities undertaken by us and, as applicable, our venture partner. Those activities include a consideration of economic, demographic and other factors with respect to the target market and sub-market (including the stability of its population and the potential for population growth, the economic and employment base, presence of and barriers to entry of alternative housing stock, rental rates for comparable properties, the competitive positioning of the proposed acquisition and the regulatory environment (i.e. applicable rent regulation)), a review of an independent third party property condition report, a Phase I environmental report with respect to the property, a review of recent and projected results of operations for the property prepared by the seller, us or our joint venture partner, an assessment of our joint venture partner's knowledge and expertise with respect to the acquisition and operation of multi-family properties and the relevant market and sub-market, a site visit to the property and the surrounding area, an inspection of a sample of units at the property, the potential for rent increases and the possibility of enhancing the property and the costs thereof. To the extent a property to be acquired requires renovations or improvements, or if we and our joint venture partner believe that improving a property will generate greater rent, funds are generally set aside by us and our joint venture partner at the time of acquisition to provide the capital needed for such renovation and improvements. At September 30, 2017, an aggregate of $6.2 million has been allocated to fund improvements at 15 multi-family properties.
A key consideration in our acquisition process is the availability of mortgage debt to finance the acquisition (or the ability to assume the mortgage debt on the property) and the terms and conditions (e.g., interest rate, amortization and maturity) of such debt. Typically, approximately 25% to 35% of the purchase price is paid in cash and the balance is financed with mortgage debt. We believe that the use of leverage of up to 75% allows us the ability to earn a greater return on our investment than we would otherwise earn. Generally, the mortgage debt obtained in connection with an acquisition matures five to ten years thereafter, is interest only for one to three years after the acquisition, and provides for a fixed interest rate and for the amortization of the principal of such debt over 30 years.
Potential acquisitions are reviewed and approved by our investment committee. Approval requires the assent of not less than five of the eight members of this committee, all of whom are our executive officers. Board of director approval is required for any single multi-family property acquisition in which our equity investment exceeds $15 million.
We are partners in two multi-family development opportunities with the same joint venture partner or its affiliates, including an unconsolidated joint venture. We pursue these opportunities when we believe the potential higher returns justify the additional risks. The factors considered in pursuing these opportunities generally include the factors considered in evaluating a standard acquisition opportunity, and we place additional emphasis on our joint venture partner's ability to execute a development project. Though we may from time-to-time pursue other development activities, we do not anticipate development properties will constitute a significant part of our portfolio.

Property Acquisitions
Set forth below is information regarding the properties we acquired during 2017 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Fredricksburg, VA	11/4/2016	220	$38,490	$29,900	$8,720	80%	$643
St. Louis, MO	2/28/2017	128	27,000	20,000	6,001	76%	423
St. Louis, MO	2/28/2017	53	8,000	6,200	2,002	76%	134
Creve Coeur, MO	4/4/2017	174	39,600	29,000	9,408	78%	569
West Nashville, TN (1)	6/2/2017	402	5,228	—	4,800	58%	—
Farmers Branch, TX	6/29/2017	509	85,698	55,200	16,200	50%	992
Tallahassee, FL	8/30/2017	242	27,588	21,524	7,015	80%	377
		1,728	$231,604	$161,824	$54,146		$3,138
    _____________________

(1)	This is a development project at which we expect construction to be completed by December 2018.

The following table summarizes information regarding a property purchased during the period October 1, 2017 to December 8, 2017 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Madison, AL	12/7/2017	204	$18,400	$15,000	$4,456	80%	$174

Property Sales
We monitor our portfolio to identify properties that should be sold. Factors considered in deciding whether to sell a property generally include our evaluation of the current market price of such property compared to its projected economics and changes in the factors considered by us in acquiring such property. We also believe it is important for us to maintain strong relationships with our joint venture partners. Accordingly, we also take into account our partners' desires with respect to property sales. If our partners deem it in their own economic interest to dispose of a property at an earlier date than we would otherwise dispose of a property, we may accommodate such request.
Set forth below is information regarding the properties we sold during 2017 (dollars in thousands):

Property Name and Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-Controlling Partner's Share of Gain
Church and University — Greenville, NC	10/19/2016	350	$68,000	$18,483	9,329
Spring Valley — Panama City, FL	10/26/2016	160	14,720	7,393	$3,478
Sandtown Vista — Atlanta, GA	11/21/2016	350	36,750	8,905	4,166
Autumn Brook — Hixson, TN	11/30/2016	156	10,775	608	152
Fort Washington — New York, NY (1)	12/21/2016	1	465	449	—
Meadowbrook Apartments — Humble, TX	7/11/2017	260	18,000	7,707	3,143
Parkside Apartments — Humble, TX	7/11/2017	160	11,300	4,767	1,943
Ashwood Apartments — Pasadena, TX	7/27/2017	144	9,750	4,289	2,629
		1,581	$169,760	$52,601	$24,840
    ________________________
(1)Reflects the sale of a cooperative apartment unit included in our other real estate segment.

The following table summarizes information regarding a property sold during the period from October 1, 2017 through December 8, 2017:

Property Name and Location	Sale Date	No. of Units	Sales Price	Estimated Gain on Sale	Non-Controlling Partner's Share of Estimated Gain
Waverly Place Apartments — Melbourne, FL (a)	10/25/2017	208	$22,250	$12,700	$2,800
__________________________

(1)	Property classified as held for sale at September 30, 2017.
Joint Venture Arrangements
The arrangements with our multi-family property joint venture partners are deal specific and vary from transaction to transaction. Generally, these arrangements provide for us and our partner to receive net cash flow available for distribution in the following order of priority (in certain cases, we are entitled to these distributions on a senior or preferential basis):

•	a preferred return of 9% to 10% on each party's unreturned capital contributions, until such preferred return has been paid in full,

•	the return in full of each party's capital contribution, and

•	the remaining net cash flow is distributed based upon satisfaction of performance hurdles which vary by transaction.
Though, as noted above, each joint venture operating agreement contains different terms, such agreements generally provide for a buy-sell procedure under specified circumstances, including, (i) if the partners are unable to agree on major decisions or (ii) upon a change in control of our subsidiary owning the interest in the joint venture. Further, these arrangements may also allow us, and in some cases, our joint venture partner, to force the sale of the property after it has been owned by the joint venture for a specified period (e.g., four to five years after the acquisition).
Property Management
The day-to-day management of our multi-family properties is overseen by property management companies operating in the market in which the property is located. Many of these management companies are owned by our joint venture partners or their affiliates. Generally, we can terminate these management companies upon specified notice or for cause, subject to the approval of the mortgage lender and, in some cases, our joint venture partner. We believe satisfactory replacements for property managers are available, if required.
Mortgage Debt
The following table sets forth scheduled principal (including amortization) mortgage payments due for all our properties as of September 30, 2017 (dollars in thousands):

YEAR	Principal Payments Due
2018 (1)	$35,016
2019 (1)	59,858
2020	61,875
2021	22,279
2022	40,428
Thereafter	484,715
Total	$704,171
____________________

(1)	Includes $185 and $8,847 for 2018 and 2019, respectively, related to the Waverly Place Apartments' mortgage. This property was sold in October 2017.
As of September 30, 2017, the weighted average annual interest rate of the mortgage debt on our 33 multi-family properties is 4.03% and the weighted average remaining term to maturity of such debt is approximately 6.9 years. The mortgage debt associated with our multi-family properties is generally non-recourse to (i) the joint venture that owns the property, subject to standard carve-outs and (ii) to us and our subsidiary acquiring the equity interest in such joint venture. We, at the parent entity level (i.e., BRT Apartments Corp.), are the standard carve-out guarantor with respect to the Avalon, Silvana Oaks,Woodland Trails, Stonecrossing, Stonecrossing East and Avondale properties. (The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create a lien on a property and the conversion of security deposits, insurance proceeds or condemnation awards). At September 30, 2017, the principal amount of mortgage debt outstanding with respect to the properties at which we are the carve-out guarantor is approximately $86.6 million.
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
Although we may carry insurance for potential losses associated with our multi-family properties, we may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material. In addition, a substantial amount of our insurance coverage is provided through blanket policies obtained by our joint venture partners or the property managers for such property. A consequence of obtaining insurance coverage in this manner is that losses on properties in which we have no ownership interest could reduce significantly or eliminate the coverage available on one or more properties in which we have an interest.
Changes in our Multi-Family Portfolio
Set forth below is a summary of our multi-family property acquisition activities from October 1, 2012 through November 30, 2017:

Year	Number of Multi-Family Properties Acquired	Number of Units Acquired
2012	5	1,451
2013	9	2,334
2014	13	4,174
2015	4	1,506
2016	11	3,336
2017 (1)	7	1,728
Total	49	14,529
______________________
(1) Includes the purchase of land in West Nashville, TN on which we are developing a 402 unit multi-family complex.
Set forth below is a summary of our multi-family dispositions from October 1, 2015 through September 30, 2017. There were no sales prior to 2015:

Year	Number of Multi-Family Properties Sold	Number of Units Sold
2015	3	1,175
2016	6	2,206
2017	7	1,580
Total	16	4,961
Our Other Real Estate Assets and Activities
We also own other real estate assets with an aggregate net book value of $16.0 million at September 30, 2017, including a $5.5 million loan receivable from the Newark Joint Venture, undeveloped land, cooperative apartment units and a leasehold position at a commercial property. See notes 6 and 14 to our consolidated financial statements.

Corporate Level Financing Arrangement
As of September 30, 2017, $37.4 million (excluding deferred costs of $382,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option, and from August 1, 2012 through April 30, 2016 bore an interest rate of 4.9%. From May 1, 2016 through maturity, these notes bear an interest rate, which resets and is payable quarterly, of three month LIBOR plus 200 basis points. At September 30, 2017, the interest rate on these notes is 3.31%.
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
In the course of acquiring and owning multi family properties, an independent environmental consulting firm is engaged to perform a level 1 environmental assessment (and if appropriate, a level 2 assessment) as part of the due diligence process. We believe these assessment reports provide a reasonable basis for discovery of potential hazardous conditions prior to acquisition. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. Some risks or conditions may be identified that are significant enough to cause us to abandon the possibility of acquiring a given property. As of the date of this report, we have no knowledge of any material claims made or pending against us with regard to environmental damage for which we may be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to result in a material loss.
Our Structure
We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, and One Liberty Properties, Inc., an NYSE listed equity REIT. Eight individuals (including Jeffrey A. Gould, Chief Executive Officer and President, Mitchell Gould, Executive Vice President and George Zweier, Chief Financial Officer), devote substantially all of their business time to our activities, while our other personnel (including several officers) share their services on a part-time basis with us and other affiliated entities that share our executive offices. (Including our full and part-time personnel, we estimate that we have the equivalent of 12 full time employees). The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a Shared Services Agreement by and among us and the affiliated entities. The allocation is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each entity that is a party to this agreement.
In addition, through December 31, 2015, we were party to an Advisory Agreement, as amended, between us and REIT Management Corp., our former advisor. REIT Management is wholly owned by Fredric H. Gould, a member of our Board of Trustees and the former chairman of such board, and he and certain of our executive officers, including our Chairman of the Board and Chief Executive Officer, received compensation from REIT Management. Pursuant to this agreement, REIT Management furnished advisory and administrative services with respect to our business, including, without limitation, developing and maintaining banking and financing relationships, participating in the analysis and approvals of multi-family property acquisitions and dispositions and providing investment advice. We paid fees pursuant to this agreement of $693,000 and $2.4 million in 2016 and 2015, respectively.
Effective as of December 31, 2015, the Advisory Agreement terminated. In lieu thereof, we retained related parties to provide the services previously provided pursuant to such agreement (the "Services"). The aggregate fees paid for the Services in 2017 and 2016 was $1.2 million and $862,000, respectively.

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

Our acquisition, development and property improvement activities are limited by the funds available to us.
Our ability to acquire additional multi-family properties, develop new properties and improve the properties in our portfolio is limited by the funds available to us and our ability to obtain, on acceptable terms, equity contributions from joint venture partners and mortgage debt from lenders. At September 30, 2017, we had approximately $12.4 million of cash and cash equivalents and approximately $6.2 million designated as restricted cash for improvements at 15 multi-family properties. Our multi-family acquisition and improvement activities are constrained by funds available to us which will limit growth in our revenues and operating results.
If interest rates increase or credit markets tighten, it may be more difficult for us to refinance our mortgage debt at favorable rates as it matures or to secure financing for acquisitions.

The following table sets forth, as of September 30, 2017, scheduled principal (excluding amortization) mortgage payments due at maturity on the mortgages on the properties we own and the weighted average interest rate thereon (dollars in thousands):

Year	Principal Payments Due at Maturity	Weighted Average Interest Rate
2018	$29,000	3.73%
2019 (1)	53,426	3.86
2020	55,071	3.22
2021	14,001	4.29
2022	32,072	4.40
2023 and thereafter	446,134	4.19
	$629,704	4.07%
_______________________

(1)	Includes $8,750 related to the Waverly Place Apartments' mortgage. This property was sold in October 2017.

Increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or our high level of leverage, may make it difficult for us to refinance our mortgage debt as it matures or limit the availability of mortgage debt, thereby limiting our acquisition and/or refinancing activities. Even in the event that we are able to secure mortgage debt on, or otherwise refinance our mortgage debt, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire mortgage debt as it matures or be subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the mortgage debt. Either of these results could reduce operating cash flow and earnings, which may adversely affect the investment goals of our stockholders.

Though interest rates have been at historically low levels the past several years, they have been increasing recently and may continue to increase.  If we are required to refinance mortgage debt that matures over the next several years at higher interest rates than such mortgage debt currently bears, our operating cash flow may be significantly reduced.
We are not currently required to pay any dividends to maintain our status as a REIT.
We are required to distribute annually at least 90% of our ordinary taxable income to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, which we refer to as the Code. Because current tax laws allow us to offset our net operating loss carryforwards, or NOLs ($15.8 million at December 31, 2016 and, after giving effect to our operations and properly sales effected from January 1, 2017 through November 30, 2017, an estimated $7 million to $11 million at November 30, 2017), against our Federal taxable income until the NOLs are used or expire, we are not currently required (and have not been required since 2010) to pay a dividend to maintain our REIT status. See note 11 to our consolidated financial statements. Though we were not required to do so to qualify as a REIT, on each of September 12, 2017 and December 5, 2017, we declared dividends of $0.18 per share. We cannot assure you that we will pay dividends in the future. If we do not continue to pay cash dividends, the price of our common stock may decline.
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
We may incur impairment charges in 2018.
We evaluate on a quarterly basis our real estate portfolios for indicators of impairment. Impairment charges reflect management's judgment of the probability and severity of the decline in the value of real estate assets we own. These charges and provisions may be required in the future as a result of factors beyond our control, including, among other things, changes in the economic environment and market conditions affecting the value of real property assets or natural or man-made disasters. If we are required to take impairment charges, our results of operations will be adversely impacted.
We may need to make significant capital improvements and incur deferred maintenance costs with respect to our multi-family properties and may not have sufficient funds for such purposes.
Our multi-family properties face competition from newer, and updated properties. At September 30, 2017 the weighted average age (based on the number of units) of our multi-family properties is approximately 20 years. To remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. At September 30, 2017, $6.2 million, which is reflected as restricted cash on our consolidated balance sheet, has been earmarked for improvements at specific properties and may not be used for other properties. The cost of future improvements and deferred maintenance is unknown and the amounts earmarked for specific properties may be insufficient to effectuate needed improvements. Our results of operations and financial conditions may be adversely affected if we are required to expend significant funds (other than funds earmarked for such purposes) to repair or improve our properties.
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
We depend on the services of Jeffrey A. Gould, our president and chief executive officer, and other members of senior management to carry out our business and investment strategies. Although Jeffrey A. Gould devotes substantially all of his business time to our affairs, he devotes a limited amount of his business time to entities affiliated with us. In addition to Jeffrey A. Gould, only two other executive officers, Mitchell Gould, our executive vice president, and George Zweier, a vice president and our chief financial officer, devote all or substantially all of their business time to us. Many of our executives (i) provide Services (see Item 1 "Business-Our Structure") to us and/or (ii) share their services on a part-time basis with entities affiliated with us and located in the same executive offices pursuant to a shared services agreement. We rely on part-time executive officers to provide certain services to us, including legal and certain accounting services, since we do not employ full-time executive officers to handle these services. If the shared services agreement is terminated or the executives performing Services are unwilling to continue to do so, we will have to obtain such services from other sources or hire employees to perform them. We may not be able to replace these services or hire such employees in a timely manner or on terms, including cost and level of expertise, that are equivalent to or better than those we receive pursuant to the Services and the shared services agreement.
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
In addition to general, national and regional conditions, the operating performance of our multi-family residential properties is impacted by the economic conditions, including economic conditions of the specific markets in which our properties are concentrated. At September 30, 2017, approximately 31%, 14%, 10% and 10% of our estimated 2018 revenues from multi-family properties are attributable to properties located in Texas, Florida, Georgia and Missouri, respectively. Accordingly, adverse developments in such markets, including economic developments or natural or man-made disasters, could adversely impact the operations of these properties and therefore our operating results and cash flow. The concentration of our properties in a limited number of markets exposes us to risks of adverse developments which are greater than the risks of owning properties with a more geographically diverse portfolio.
Our revenues are significantly influenced by demand for multi-family properties generally, and a decrease in such demand will likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

Our current portfolio is focused predominately on multi-family properties, and we expect that going forward we will continue to focus predominately on the acquisition, disposition and operation of such properties. As a result, we are subject to risks inherent in investments in a single industry, and a decrease in the demand for multi-family properties would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

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
The failure of third party property management companies to properly manage our properties or obtain sufficient insurance coverage could adversely impact our results of operations.
We and our joint venture partners rely on third party property management companies to manage our properties. These management companies are responsible for, among other things, leasing and marketing rental units, selecting tenants (including an evaluation of the creditworthiness of tenants), collecting rent, paying operating expenses, maintaining the property and obtaining insurance coverage for the properties they manage. If these property management companies do not perform their duties properly or we or our joint venture partners do not effectively supervise the activities of these managers, the occupancy rates and rental rates at the properties managed by such property managers may decline and the expenses at such properties may increase. At September 30, 2017, one property manager and its affiliates manage eight properties, a second property manager and its affiliates manage seven properties and 13 other property managers manage five or fewer properties. The loss of our property managers, and in particular, the managers that manage multiple properties, could result in a decrease in occupancy rates, rental rates or both or an increase in expenses. Further, property managers are also responsible for obtaining insurance coverage with respect to the properties they manage, which coverage is often obtained pursuant to blanket policies covering many properties in which we have no interest. Losses at properties managed by our property managers but in which we have no interest could reduce significantly the insurance coverage available at our properties managed by these property managers. Finally, some of the management companies are owned by our joint venture partners or their affiliates. The termination of a management company may require the approval of the mortgagee, our joint venture partner or both. If we are unable to terminate an underperforming property manager on a timely basis, our occupancy and rental rates may decrease and our expenses may increase.
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

We intend to continue to develop and redevelop multi-family properties. These activities may be exposed to the following risks:

•
we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;

•
occupancy rates and rents at development properties may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing properties;

•
we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of development opportunities;

•	we may incur costs that exceed our original estimates due to increased material, labor or other costs;

•	we may be unable to complete construction and lease-up of a development project on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•	we may be unable to obtain financing with favorable terms, or at all, for the proposed development of a property, which may cause us to delay or abandon a development opportunity; and

•
we may be unable to refinance with favorable terms, or at all, any construction or other financing obtained for a development property, which may cause us to sell the property on less favorable terms or surrender the property to the lender.

If we are unable to address effectively these and other risks associated with development projects, our financial condition and results of operations may be adversely effected.
Risks involved in conducting real estate activity through joint ventures.
We have in the past and intend in the future to continue to acquire properties through joint ventures with other persons or entities when we believe that circumstances warrant the use of such structure. Joint venture investments involve risks not otherwise present when acquiring real estate directly, including the possibility that:

•
our joint venture partner might become bankrupt, insolvent or otherwise refuse or be unable to meet their obligations to us or the venture (including their obligation to make capital contributions or property distributions when due);

•	we may incur liabilities as a result of action taken by our joint venture partner;

•	our joint venture partner may not perform its property oversight responsibilities;

•
our joint venture partner may have economic or business interests or goals which are or become inconsistent with our business interests or goals, including inconsistent goals relating to the sale or refinancing of properties held in the joint venture or the timing of the termination or liquidation of the joint venture;

•
our joint venture partners obtain blanket property casualty and business interruption insurance insuring properties we own jointly and other properties in which we have no ownership interest and as as a result, claims or losses with respect to properties owned by our joint venture partners but in which we have no interest could significantly reduce or eliminate the insurance available to properties in which we have an interest;

•
our joint venture partner may be in a position to take action or withhold consent contrary to our instructions or requests, including actions that may make it more difficult to maintain our qualification as a REIT;

•	our joint venture partner might engage in unlawful or fraudulent conduct with respect to our jointly owned properties or other properties in which they have an ownership interest;

•
our joint venture partner may trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction;

•	disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and divert management's attention from operating our business;

•
disagreements with our joint venture partners with respect to property management (including with respect to whether a property should be sold, refinanced, or improved) could result in an impasse resulting in the inability to operate the property effectively; and

•
our joint venture partners may have other competing real estate interests in the markets in which our properties are located that could influence the partners to take actions favoring their properties to the detriment of the jointly owned properties.

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
We must continually satisfy tests concerning, among other things, our sources of income, the amounts we distribute to our stockholders and the ownership of our common stock, to qualify as a REIT for Federal income tax purposes. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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

We conduct, and intend to conduct, all our business operations through our subsidiaries. Accordingly, our only source of cash to fund our operations and pay our obligations is distributions from our subsidiaries of their net earnings and cash flows. We cannot assure you that our subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to fund our operations. Each of our subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions, may limit our ability to obtain cash from such entities. In addition, because we operate through our subsidiaries, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy your claims as stockholders only after all our and our subsidiaries' liabilities and obligations have been paid in full.
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
Our operating results and assets may be negatively affected if our insurance coverage is insufficient to compensate us for casualty events occurring at our properties.
Our multi-family properties, including the properties owned by the joint ventures in which we are members, carry all risk property insurance covering the property and improvements thereto for the cost of replacement in the event of a casualty. Though we maintain insurance coverage, such coverage may be insufficient to compensate us for losses sustained as a result of a casualty because, among other things:

•	the amount of insurance coverage maintained for any property may be insufficient to pay the full replacement cost following a casualty event,

•
 the rent loss coverage under a policy may not extend for the full period of time that a tenant or tenants may be entitled to a rent abatement that is a result of, or that may be required to complete restoration following, a casualty event,

•	certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, may be uninsurable or may not be economically feasible to insure,

•
changes in zoning, building codes and ordinances, environmental considerations and other factors may make it impossible or impracticable, to use insurance proceeds to replace damaged or destroyed improvements at a property,

•
insurance coverage is part of blanket insurance policies in which losses on properties in which we have no ownership interest could reduce significantly or eliminate the coverage available on our properties, and

•	the deductibles applicable to one or more buildings at a property may be greater than the losses sustained at such buildings.

If our insurance coverage is insufficient to cover losses sustained as a result of one or more casualty events, our operating results and the value of our portfolio will be adversely affected.

Changes to the U.S. federal income tax laws, including the enactment of certain proposed tax reform measures, could have an adverse impact on our business and financial results.

Changes to the U.S. federal income tax laws are proposed regularly. One proposal that is currently being considered by the U.S. Congress is the recently announced Tax Cuts and Jobs Act of 2017.  The Tax Cuts and Jobs Act of 2017, as well as other proposals, if enacted, may result in a significant reform of the Code and include many changes, including significant changes to the taxation of business entities and the deductibility of certain expenses. Moreover, legislative and regulatory changes may be more likely in the 115th Congress because the Presidency and Congress are controlled by the same political party and significant reform of the Code has been described publicly as a legislative priority. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain such changes could have an adverse impact on our business and financial results. For example, certain proposals set forth in the Trump administration and House Republican tax plans could reduce the relative competitive advantage of operating as a REIT as compared with operating as a regular C-corporation. These proposals, among others, include: the lowering of income tax rates on individuals and corporations, which could ease the burden of double taxation on corporate dividends and make the single level of taxation on REIT distributions relatively less attractive; allowing the expensing of capital expenditures, which could have a similar impact and also could result in the bunching of taxable income and required distributions for REITs; and further limiting or eliminating the deductibility of interest expense, which could disrupt the real estate market and could (due to higher taxable income amounts) result in corresponding increases of required cash distributions by REITs, which could cause REITs in certain circumstances to have insufficient funds for operations or expansion. In addition, the repeal of the favorable tax treatment of like-kind exchanges under Section 1031 of the Code, which are routinely used by many REITS, might be included as a component of any such tax reform.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms on the real estate investment industry or REITs clear. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our common stock.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information; Holders
Our shares of common stock, are listed on the New York Stock Exchange, or the NYSE, under the symbol "BRT." The following table shows for the periods indicated, the high and low sales prices of the shares of common stock as reported in the consolidated transaction reporting system.

	Fiscal 2017		Fiscal 2016
Fiscal Quarters	High	Low	High	Low
First Quarter	$8.25	$7.57	$7.48	$6.02
Second Quarter	8.70	8.01	7.15	5.41
Third Quarter	8.44	7.59	7.28	6.93
Fourth Quarter	11.01	7.36	8.25	7.01
On November 30, 2017, the high and low sales prices of a share of our common stock was $11.07 and $10.00, respectively.
As of November 30, 2017, there were approximately 874 holders of record of our common stock.
Dividends
We are taxed as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute to our stockholders within the time frames prescribed by the Code at least 90% of our ordinary taxable income. Management currently intends to maintain our REIT status. As a REIT, we generally will not be subject to corporate Federal income tax on taxable income we distribute to stockholders in accordance with the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for Federal taxation as a REIT, we are subject to certain state and local taxes on our income and to Federal income and excise taxes on undistributed taxable income, (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code).
At December 31, 2016, we had NOLs of $15.8 million and we estimate that after giving effect to our share of the gains from properties sold, and our operations during the period from, January 1, 2017 through November 30, 2017, that our NOLs at November 30, 2017 range from $7 million to $11 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT. Notwithstanding the foregoing, on October 5, 2017, we paid a cash dividend of $.18 per share and on January 5, 2018, we will pay a cash dividend of $.18 per share. For Federal income tax purposes, these dividends will be included in 2017 income and is anticipated that they will be treated as long-term capital gains. Though we intend to continue to pay cash dividends on a quarterly basis, we cannot provide any assurance that we will do so.
See "Item 1. Business - Corporate Level Financing Arrangements" for information regarding limitations on our ability to pay dividends if there is an event of default under our junior subordinated notes.

Stock Performance Graph
This graph compares, for the five years ended September 30, 2017, the cumulative return of our shares of common stock with the Standard & Poor's 500 Stock Index and an index consisting of apartment REITs (i.e., FTSE NAREIT Equity Apartments). The graph assumes $100 invested on September 30, 2012 and assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

	9/12	9/13	9/14	9/15	9/16	9/17
BRT Apartments Corp.	$100.00	$110.31	$115.38	$109.08	$123.08	$167.83
S&P 500	100.00	119.34	142.89	142.02	163.93	194.44
FTSE NAREIT Equity Apartments	100.00	98.24	114.73	143.18	156.79	167.92
_______________________________________________________________________________
* $100 invested on 9/30/12 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Issuer Purchases of Equity Securities
On March 11, 2016, our Board of Directors authorized us to repurchase up to $5.0 million of our shares of common stock through September 30, 2017. The table below provides information regarding our repurchase of shares of common stock pursuant to such authorization during the periods presented.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2017	—	—	—	$4,296,264
August 1 - August 31, 2017	2,593	$7.92	2,593	4,275,729
September 1- September 30, 2017	—	—	—	$4,275,729
Total	2,593		2,593

On September 12, 2017, our Board of Directors authorized us to repurchase, effective as of October 1, 2017, up to $5.0 million of shares of our common stock through September 30, 2019. No shares have been purchased pursuant to this share repurchase plan.

Item 6.    Selected Financial Data.
The following table, not covered by the report of the independent registered public accounting firm, sets forth selected historical financial data for each of the years indicated. This table should be read in conjunction with the detailed information and consolidated financial statements appearing elsewhere herein, including note 1 to our consolidated financial statements which delineates the manner in which the financial information set forth below and elsewhere herein has been reclassified.

(Dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Operating statement data:
Total revenues (1)	$105,771	$98,521	$81,098	$61,813	$28,984
Total expenses (1)	119,337	107,658	91,379	74,030	38,330
Gain on sale of real estate	52,601	46,477	15,005	—	—
Income (loss) from continuing operations	37,188	33,179	4,724	(12,217)	(3,335)
Income (loss) from discontinued operations (2)	—	12,679	(6,329)	(3,949)	5,424
(Income) loss attributable to non-controlling interests	(22,028)	(13,869)	(783)	6,712	2,924
Net income (loss) attributable to common stockholders	13,600	31,289	(2,388)	(9,454)	5,013
Earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.97	$1.21	$(0.02)	$(0.81)	$(0.21)
Income (loss) from discontinued operations	—	1.02	(0.15)	0.15	0.56
Basic and diluted earnings (loss) per share	$0.97	$2.23	$(0.17)	$(0.66)	$0.35
Balance sheet data:
Total assets	$993,897	$874,899	$820,869	$734,620	$549,491
Real estate properties, net (3)	902,281	759,576	591,727	522,591	310,541
Cash and cash equivalents	12,383	27,399	15,556	22,639	55,782
Assets related to discontinued operations (4)	—	—	173,228	134,188	142,607
Mortgages payable, net of deferred fees (5)	697,826	588,457	451,159	382,690	230,570
Junior subordinated notes, net of deferred fees	37,018	36,998	36,978	36,958	36,938
Total BRT Apartments Corp. stockholders' equity	165,996	151,290	122,655	130,140	138,791
____________________________________________

(1)	The increases from 2013 through 2017 are due primarily to the increases in the number of multi-family properties owned.
(2)Primarily reflects the operations of the Newark Joint Venture from 2014 through its sale in 2016 and our real estate lending activities in 2013.
See note 5 to our consolidated financial statements.

(3)	The increases from 2013 through 2017 are due to our multi-family property acquisitions.

(4)	Primarily reflects the assets of the Newark Joint Venture. See note 4 to our consolidated financial statements.

(5)	The increase from 2013 to 2017 is due to the mortgage debt incurred in the acquisition of multi-family properties.

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

The table below provides a reconciliation of net income (loss) determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2017	2016	2015	2014	2013
Net income (loss) attributable to common stockholders	$13,600	$31,289	$(2,388)	$(9,454)	$5,013
Add: depreciation of properties	30,491	24,329	20,681	15,562	7,076
Add: our share of depreciation in unconsolidated joint ventures	737	20	20	20	34
Add: amortization of deferred leasing costs	—	15	71	62	64
Deduct: gain on sales of real estate and partnership interests	(52,601)	(62,330)	(15,005)	—	(6,250)
Adjustment for non-controlling interests	17,122	13,320	221	(4,012)	(1,549)
Funds from operations	9,349	6,643	3,600	2,178	4,388
Adjust for: straight-line rent accruals	(56)	(200)	(411)	(542)	(263)
Add: loss on extinguishment of debt	1,463	4,547	—	—	—
Add: amortization of restricted stock and RSU expense	1,218	1,005	906	805	691
Add: amortization of deferred mortgage costs	1,244	1,645	2,242	1,825	1,371
Adjustment for non-controlling interest	(920)	(2,729)	(703)	(424)	(463)
Adjusted funds from operations	$12,298	$10,911	$5,634	$3,842	$5,724
The table below provides a reconciliation of net income (loss) per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2017	2016	2015	2014	2013
Net income (loss) attributable to common stockholders	$0.97	$2.23	$(0.17)	$(0.66)	$0.35
Add: depreciation of properties	2.18	1.74	1.46	1.10	0.51
Add: our share of depreciation in unconsolidated joint ventures	0.05	—	—	—	—
Add: amortization of deferred leasing costs	—	—	—	—	—
Deduct: gain on sales of real estate and partnership interests	(3.75)	(4.45)	(1.07)	—	(0.44)
Adjustment for non-controlling interests	1.22	0.95	0.02	(0.28)	(0.11)
Funds from operations	0.67	0.47	0.24	0.16	0.31
Adjustment for: straight-line rent accruals	—	(0.01)	(0.04)	(0.04)	(0.02)
Add: loss on extinguishment of debt	0.10	0.32	—	—	—
Add: amortization of restricted stock and RSU expense	0.09	0.07	0.07	0.06	0.05
Add: amortization of deferred mortgage costs	0.09	0.12	0.16	0.13	0.1
Adjustment for non-controlling interests	(0.07)	(0.19)	(0.07)	(0.03)	(0.03)
Adjusted funds from operations	$0.88	$0.78	$0.36	$0.28	$0.41

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a REIT that is focused primarily on the ownership, operation and development of multi-family properties. These properties derive revenue primarily from tenant rental payments. Generally, these properties are owned by consolidated joint ventures in which we contributed 70% to 80% of the equity, with the remaining equity contributed by our joint venture partner. At September 30, 2017, we own 33 multi-family properties located in eleven states with an aggregate of 9,568 units (including 402 units at a development property). At September 30, 2017, the net carrying value of these multi-family assets was $900.7 million. We also have ownership interests, through unconsolidated entities, in three multi-family properties with a net book value, at September 30, 2017, of $21.3 million.
We also own and operate other real estate assets. At September 30, 2017, the carrying value of these other real estate assets is $16.0 million, including a real estate loan of $5.5 million.
See notes 1, 5 and 14 to our consolidated financial statements for information about discontinued operations, operating segments and the reclassification of financial information presented herein.
Highlights of 2017
During 2017, we:

•	declared a cash dividend of $.18 per share payable on October 4, 2017 to stockholders of record on September 25, 2017;

•
acquired seven multi-family properties with 1,728 units (including a development property at which the construction of 402 units is in progress), for a purchase price of $231.6 million, including mortgage debt of $161.8 million and $54.1 million of our equity - we refer to these seven properties as the "2017 Acquisitions";

•
acquired interests in three unconsolidated joint ventures that own multi-family properties with an aggregate of 1,026 units, including 339 units under development, for an equity investment of $21.8 million;

•
sold seven multi-family properties with an aggregate of 1,580 units, which we refer to as the 2017 Sold Properties, and one cooperative apartment unit, for a sales price of $169.8 million and a gain of $52.6 million - $24.8 million of this gain was allocated to our joint venture partners; and

•
obtained the repayment of $13.6 million in principal amount outstanding on the loan to the Newark Joint Venture and as a result, at September 30, 2017, $5.5 million in principal amount of this loan is outstanding.

Hurricane Harvey

In August 2017, Hurricane Harvey caused significant damage to our 268 unit Retreat at Cinco Ranch - Katy, Texas property. Among other things, 96 of our ground floor units are currently uninhabitable and as a result of the extensive damage to the common areas of the property (i.e., pool and clubhouse), we have offered, and may continue to offer, rent concessions and other accommodations to induce current and prospective tenants for the second and third floor units to continue to reside or to reside at the property. We reduced the net book value of this property by $3.6 million and, because we believe it is probable that we will recover such sum from our insurance coverage, less a $100,000 deductible, we recognized $3.5 million in insurance recoveries. Though this insurance claim with respect to this $3.6 million claim damage has not been resolved, as of December 12, 2017, $1.1 million of insurance proceeds has been received.

We believe that our business interruption insurance will cover our losses in rental income with respect to the ground floor units until such units are repaired and accordingly, have not reduced our estimate of revenues to be generated from such units. We are also seeking to recover from our insurance carriers the cost of any rent concessions and other accommodations we offer tenants and prospective tenants, and estimate that through January 2018, such concessions will be approximately $117,000. We may be required to continue to offer rent concessions after January 2018 and can provide no assurance that we will be reimbursed for any rent concessions provided. We anticipate that this property will be substantially repaired by September 2018.

Recent Developments
    On December 5, 2017, we declared a cash dividend of $0.18 per share payable on January 5, 2018 to stockholders of record on December 22, 2017.

On October 25, 2017, we sold Waverly Place Apartments, Melbourne, Florida, for a sales price of $22.3 million. We anticipate that during the quarter ended December 31, 2017, we will recognize a $12.7 million gain on the sale and that non-controlling partner's share of the gain will be approximately $2.8 million. In 2017, this property contributed $2.6 million of revenues and $2.4 million of operating expenses, interest expense and depreciation.

On December 7, 2017, we acquired Magnolia Pointe at Madison, a 204 unit multi-family property located in Madison, Alabama, for $18.4 million, including $15 million of mortgage debt obtained in connection with the acquisition. The mortgage debt bears interest at 4.08% per year, is interest only until 2022 and matures in December 2027.

Years Ended September 30, 2017 and 2016
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2017	2016	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$104,477	$95,202	$9,275	9.7%
Other income	1,294	3,319	$(2,025)	(61.0)%
Total revenues	$105,771	$98,521	$7,250	7.4%
Rental and other revenue from real estate properties.    The components of the increase are as follows:
$21.9 million from the inclusion, for a full year, of the operations of ten properties that were acquired in 2016 (the "2016 Acquisitions"); and

•	$8.7 million from the operations of the 2017 Acquisitions;

•
$2.1 million due primarily to rental rate increases from the operations of same store properties. Two properties, The Fountains Apartments and The Apartments at Venue, accounted for 50% of the increase at same store properties. Average rents at same store properties increased to $918 per occupied unit in 2017 from $888 per occupied unit in 2016.

These increases were offset by the loss of rental and other revenue of $10.7 million from the sale of the 2017 Sold Properties. The results for 2016 include $13.6 million of rental revenue from six multi-family properties sold in 2016 (the "2016 Sold Properties").

Other income.

The decrease is due to the inclusion in 2016 of $2.5 million of deferred interest on the loan to the Newark Joint Venture that had not been recognized for several years prior thereto due to recoverability concerns. See notes 5 and 6 to our consolidated financial statements.

Expenses
The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Real estate operating expenses	$51,279	$47,519	$3,760	7.9%
Interest expense	28,171	23,878	4,293	18.0%
Advisor's fees, related party	—	693	(693)	(100.0)%
Property acquisition costs	—	3,852	(3,852)	(100.0)%
General and administrative	9,396	8,536	860	10.1%
Depreciation	30,491	23,180	7,311	31.5%
Total expenses	$119,337	$107,658	11,679	10.8%

Real estate operating expenses.   The components of the increase are as follows:

•	$11.1 million from the inclusion, for a full year, of the operations of the 2016 Acquisitions;

•	$3.6 million from the operations of the 2017 Acquisitions;

•
$1.2 million from operations of the same store properties due to an increase (i) of approximately $701,000 from real estate taxes at five properties primarily as a result of real property tax reassessments and (ii) in repair and maintenance expense at several properties; and

•	$606,000 from the operations of a property engaged in lease up activities.
The increase was offset by:

•	A decline in operating expenses of $5.0 million from the sale of the 2017 Sold Properties.

•	A decline in operating expenses of $8.0 million from the 2016 Sold Properties.
Interest expense.   The components of the increase are as follows:

•	$6.1 million due to the inclusion, for a full year, of the interest expense associated with the mortgage debt incurred in the 2016 Acquisitions;

•	$3.3 million from the mortgage debt incurred in the 2017 Acquisitions;

•	$358,000 from the cessation of the capitalization of interest from a development property in connection with the commencement of lease up activities.
The increase was offset by decreases of:

•	$2.1 million from the sale of the 2017 Sold Properties.

•	$3.0 million from the 2016 Sold Properties.

•
$422,000 on our junior subordinated notes due to the reduction in the interest rate thereon. From August 1, 2012 through April 29, 2016, these notes carried an interest rate of 4.9% and commencing May 1, 2016, these notes bear an interest rate of three months LIBOR and 200 basis points. At September 30, 2017 and 2016, the interest rate on these notes was 3.31% and 2.76%, respectively.

Advisor's fee, related party. The decrease is due to the termination of the advisory agreement effective December 31, 2015.
Property acquisition costs. Due to a change in an accounting standard effective October 1, 2016, these costs are generally capitalized as part of the basis of an asset acquisition. During 2017, we capitalized $3.1 million of such costs.

General and administrative expense. These costs increased primarily as a result of a $331,000 increase in fees paid in connection with the Services, a $ 237,000 increase in compensation paid to our employees, including $125,000 increase in compensation paid to our chief executive officer, and a $213,000 increase primarily related to amortization of restricted stock units granted in 2016. In 2017, 2016 and 2015, general and administrative expense is allocated between our two segments in proportion to the estimated time spent by our full time personnel on such segments.
Depreciation.   The components of the increase are as follows:

•	$4.3 million from the operations of the 2017 Acquisitions;

•	$8.2 million from the inclusion, for a full year, of the operations of the 2016 Acquisitions; and

•	$728,000 from the operations of a property in connection with the commencement of lease up activities.
The increase was offset by decreases in depreciation of:

•	$2.8 million from the sales of the 2017 Sold Properties.

•	$2.4 million from the 2016 Sold Properties.
Other revenue and expense items
Equity in loss of unconsolidated joint ventures. The results for 2017 reflects a $384,000 loss associated with investments in two unconsolidated joint ventures, including the loss of $293,000 attributable to depreciation expense associated with our ownership interest in Canalside Lofts.
Gain on sale of real estate. The results for 2017 reflect the $52.6 million gain from the sale of 2017 Sold Properties, of which $24.8 million was allocated to non-controlling interests. The results for 2016 reflect the $46.5 million gain from the sale of the 2016 Sold Properties and two cooperative apartment units, of which $18.8 million was allocated to non-controlling interests.

Gain on sale of partnership interest. In 2016, we sold our interest in a joint venture that owned Village Green, Little Rock, AK multi-family property and recognized a $386,000 gain on the sale. There was no corresponding gain in 2017.

Loss on extinguishment of debt. In 2017, we incurred $1.5 million of mortgage prepayment charges in connection with the sale of four properties. In 2016 we incurred $4.5 million of mortgage prepayment charges in connection with the sale of two properties.
Provision for taxes. For 2017 and 2016, these amounts reflect the federal alternative minimum tax we are required to pay as a result of the use of our loss carry forwards to offset taxable income; 2017 also includes the payment of $1.2 million of state taxes due to the unavailability of loss carryforwards at the state level.
Discontinued operations
In 2016, we sold our interest in the Newark Joint Venture and reclassified the operations of the venture to discontinued operations for all comparative periods. The $12.7 million of income from discontinued operations reflects the $15.5 million gain on the sale of our interest in the venture, net of the venture's operating losses of $2.8 million incurred during 2016.

Years Ended September 30, 2016 and 2015
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2016	2015	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$95,202	$81,026	$14,176	17.5%
Other income	3,319	72	3,247	N/A
Total revenues	$98,521	$81,098	$17,423	21.5%

Rental and other revenue from real estate properties.    The components of the increase are as follows:

•	$13.3 million from the operations of the 2016 Acquisitions;

•	$11.6 million due to the inclusion, for a full year, of the operations of four properties that were acquired in 2015 (the "2015 Acquisitions");

•	$2.8 million from operations of our Southridge-Greenville, South Carolina property, which prior to its sale in October 2016, was engaged in lease up activities; and

•
$2.7 million due primarily to rental rate increases from the operations of same store properties. Seven properties accounted for 78% of the increase at same store properties. Average rents at same store properties increased to $892 per occupied unit in 2016 from $841 per occupied unit in the prior year.

These increases were offset by the loss of rental and other revenue of $8.8 million from the sale of the 2016 Sold Properties. The results for 2015 include $7.5 million of rental revenue from three multi-family properties sold in 2015 (the  “2015 Sold Properties”).

Other income.

The increase is due to the inclusion of interest on the loan receivable from the Newark Joint Venture. At September 30, 2016, the loan receivable was in principal amount of $19.5 million. Through December 31, 2015, the interest income on this receivable was eliminated in consolidation. As a result of the February 2016 sale of our interest in the Newark Joint Venture, this interest income is reflected on our consolidated statement of operations. See notes 5 and 6 to our consolidated financial statements.

Expenses
The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2016	2015	Increase (Decrease)	% Change
Real estate operating expenses	$47,519	$42,612	$4,907	11.5%
Interest expense	23,878	19,297	4,581	23.7%
Advisor's fees, related party	693	2,448	(1,755)	N/A
Property acquisition costs	3,852	1,885	1,967	N/A
General and administrative	8,536	6,683	1,853	27.7%
Depreciation	23,180	18,454	4,726	25.6%
Total expenses	$107,658	$91,379	$16,279	17.8%
Operating expenses related to real estate properties.    The components of the increase are as follows:

•	$6.2 million from the operations of the 2016 Acquisitions;

•	$6.0 million to the inclusion, for a full year, of the operations of the 2015 Acquisitions;

•	$1.0 million from the operations of a property engaged in lease up activities; and

•	$608,000 from operations of the same store properties.
The increase was offset by a decline in operating expenses of $3.9 million from the sale of the 2016 Sold Properties. The results for 2015 include operating expenses of $5.0 million from the 2015 Sold Properties.
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
General and administrative expense. These costs increased primarily as a result of the inclusion of $863,000 of fees for the Services, $368,000 of professional fees primarily related to the conversion from a Massachusetts business trust to a Maryland corporation and $262,000 related to higher compensation paid primarily to our chief executive officer.
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
Other revenue and expense items
Gain on sale of real estate. We sold five multi-family properties and two cooperative apartment units for $199.7 million. We recognized a gain of $46.5 million from the sale of these properties, of which $18.8 million was allocated to non-controlling interests. The 2015 period includes the sale of three multi-family properties for a $14.4 million gain, of which $5.2 million was allocated to non-controlling interests.

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
Discontinued operations
In 2016, we sold our interest in the Newark Joint Venture and reclassified the operations of the venture to discontinued operations for all comparative periods. The $12.7 million of income from discontinued operations reflects the $15.5 million gain on the sale of our interest in the venture, net of the venture's operating losses of $2.8 million incurred during 2016. See notes 1, 5 and 6 to our consolidated financial statements.

Disclosure of Contractual Obligations
The following table sets forth as of September 30, 2017 our known contractual obligations (dollars in thousands):

	Payment Due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations (1)	$63,955	$172,607	$108,263	$604,623	$949,448
Operating Lease Obligation	211	437	326	116	1,090
Purchase Obligations (2)(3)	5,234	10,469	10,133	—	25,836
Total	$69,400	$183,513	$118,722	$604,739	$976,374
_________________________

(1)
Includes payments of principal (including amortization payments) and interest and excludes deferred costs. Also includes $550 and $9,049 in "Less than a 1 Year" and "1-3 Years", respectively, relating to Waverly Place Apartments which was sold subsequent to September 30, 2017. Assumes that the interest rate on the junior subordinated notes will be 3.31% per annum.

(2)
Assumes that $734 will be paid annually for the next five years pursuant to the shared services agreement (i.e., the same amount paid in 2017 pursuant to this agreement) and $1,200 will be paid annually through September 30, 2021, for the Services. See "Business—Our Structure."

(3)
Assumes that approximately $3,300 of property management fees will be paid annually to the managers of our multi-family properties Such sum reflects the amount we anticipate paying in 2018 on the multi-family properties we own at September 30, 2017. These fees are typically charges based on a percentage of rental revenues from a property. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable.

The following table sets forth as of September 30, 2017 information regarding the components of our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Mortgages on multi-family properties (1)	$62,524	$169,745	$104,639	$551,646	$888,554
Junior subordinated notes (2)	1,238	2,476	2,476	52,977	59,167
Other	193	386	1,148	—	1,727
Total	$63,955	$172,607	$108,263	$604,623	$949,448
___________________________

(1)
Includes payments of principal (including amortization payments) and interest and excludes deferred costs. . Also includes $550 and $9,049 in "Less than a 1 Year" and "1-3 Years", respectively, relating to Waverly Place Apartments which was sold subsequent to September 30, 2017

(2)	Assumes that the interest rate on the junior subordinated notes will be 3.31% per annum

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service obligations, acquire properties, make capital improvements and pay dividends. In 2017, our primary sources of capital and liquidity were the operations of our multi-family properties (including distributions from the joint ventures that own such properties), mortgage debt financings and refinancings (an aggregate of $155.2 million, of which $134.2 million was used to acquire seven multi-family properties), $31.6 million in equity contributions from our joint venture partners for acquisitions, $27.3 million representing our share of the gains from the sale of the 2017 Properties Sold, $13.6 million and $2.6 million from the repayment of principal and deferred interest respectively, on the loan to the Newark Joint Venture, and our available cash (including restricted cash). At September 30, 2017 and November 30, 2017, our available cash (excluding restricted cash) is approximately $12.4 million and $20.3 million, respectively.
We anticipate that our operating expenses in 2018 and 2019 will be funded from cash generated from the operations of our multi-family properties and that the $180.1 million of debt service (including $124.5 million of principal payments) payable from 2018 through 2019 will be funded from the cash generated from operations of these properties, the refinancing of mortgages and our share of the proceeds from the sales of our properties. (The mortgage debt with respect to these properties generally is non-recourse to us and our subsidiary holding our interest in the applicable joint venture). We anticipate that capital improvements at 15 multi-family properties will be funded by approximately $6.2 million of restricted cash available at September 30, 2017 and that capital improvements at other properties will be funded by the operations of such properties.

Our ability to acquire additional multi-family properties is limited by our available cash and our ability to obtain on acceptable terms, equity contributions from joint venture partners and mortgage debt from lenders. Further, if and to the extent that our NOL becomes fully utilized and we have ordinary taxable income, we will be required to make distributions to stockholders to maintain our REIT status and as a result, will be limited in our ability to use gains from property sales as a source of funds for operating expenses, debt service and property acquisitions.
We anticipate that the construction and other costs associated with the West Nashville, TN development project will be funded by capital previously contributed by our joint venture partners and us and remaining in-place construction financing of up to $47.4 million.
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
In reviewing the value of the real estate assets owned, whether by us or our joint ventures, if there is an indicator of impairment, we seek to arrive at the fair value of each real estate asset by using one or more valuation techniques, such as comparable sales, discounted cash flow analysis or replacement cost analysis. Our real estate assets and our joint ventures' real estate assets are evaluated for indicators of impairment. If the analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover the investment made by us or any joint venture, as the case may be, an impairment provision will be calculated based upon the excess of the carrying amount of the property over its fair value using a discounted cash flow model. Real estate assets are valued at the lower of the recorded cost or estimated fair value. Any impairment taken with respect to our real estate assets reduces our net income, assets and stockholders' equity to the extent of the amount of the allowance, but it will not affect our cash flow until such time as the property is sold. No such charges were taken in the past three years.

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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. A 100 basis point increase in the rate would result in an increase in interest expense in 2018 of $374,000 and a 100 basis point decrease in the rate would result in a $374,000 decrease in interest expense in 2018.
With the exception of five mortgages (three of which are subject to interest rate swap agreements), all of our mortgage debt is fixed rate. For the variable rate debt not subject to interest rate swaps, an increase of 100 basis points in the interest rate would reduce income before taxes by approximately $585,000 and a decrease of 100 basis points in the interest rate would increase income before taxes by approximately $585,000.
As of September 30, 2017, we had three interest rate swap agreements outstanding. The fair value of our interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. At September 30, 2017, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by $3.3 million . If there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would decrease by $3.6 million. These changes would not have any material impact on our net income or cash.
Item 8.    Financial Statements and Supplementary Data.
The information required by this item appears in a separate section of this Report following Part IV.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of September 30, 2017, were effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of September 30, 2017, our internal control over financial reporting was effective based on those criteria.
Our independent auditors, BDO USA, LLP, have issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page F-2 of this Annual Report on Form 10-K.
Item 9B.    Other Information.
During the first quarter of 2018, our board of directors or committees thereof:

•
adopted, subject to stockholder approval, the 2018 Incentive Plan. This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 600,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards.

•
approved the payment of the following fees to these related parties for the performance of Services in calendar 2018: Israel Rosenzweig, $55,125; Fredric H. Gould, $210,000; Matthew J. Gould, $220,500; David W. Kalish, $210,000; Mark H. Lundy, $110,250; Isaac Kalish, $248,100; and Steven Rosenzweig, $213,950.

See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for information regarding other developments in the first quarter of 2018.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Apart from certain information concerning our executive officers which is set forth below in Part I of this report, the other information required by Item 10 is incorporated herein by reference to the applicable information to be in the proxy statement to be filed by January 29, 2018 for our 2018 Annual Meeting of Stockholders.
Executive Officers of Registrant
Set forth below is a list of our executive officers whose terms will expire at our 2018 annual Board of Directors' meeting. The business history of officers who are also directors will be provided in our proxy statement to be filed not later than January 29, 2018. References to a particular year for these biographies refer to the calendar year.

Name	Age	Office
Israel Rosenzweig (1)	70	Chairman of the Board of Directors
Jeffrey A. Gould (2)	52	President and Chief Executive Officer; Director
Mitchell K. Gould (3)	45	Executive Vice President
Matthew J. Gould (2)	58	Senior Vice President; Director
David W. Kalish (4)	70	Senior Vice President, Finance
Mark H. Lundy	55	Senior Vice President and General Counsel
George E. Zweier	53	Vice President and Chief Financial Officer
Isaac Kalish (4)	42	Vice President and Treasurer
Steven Rosenzweig (1)	42	Vice President
___________________________________________________________________________

(1)	Steven Rosenzweig is the son of Israel Rosenzweig.

(2)	Jeffrey A. Gould and Matthew J. Gould are sons of Fredric H. Gould, the former chairman of our board of Directors and currently, a Director.

(3)	Mitchell K. Gould is a cousin of Fredric H. Gould

(4)	Isaac Kalish is the son of David W. Kalish.
Mitchell K. Gould, has been employed by us since 1998, and has served as a Vice President since 1999 and Executive Vice President since 2007.
David W. Kalish, a certified public accountant, has been our Senior Vice President, Finance since 1998. Mr. Kalish was our Vice President and Chief Financial Officer from 1990 until 1998. He has been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since 1990. Georgetown Partners is the managing general partner of Gould Investors, a related party.
Mark H. Lundy, has been our General Counsel and/or Counsel since 2007, Senior Vice President since 2005 and from 1993 to 2005 he served as a Vice President. He served as a Vice President of One Liberty Properties from 2000 to 2006 and has been its Secretary and Senior Vice President since June 1993 and 2006, respectively. Since 2013, Mr. Lundy has served as President and Chief Operating Officer, and from 1990 through 2013 as a Vice President (including Senior Vice President), of Georgetown Partners, Inc. He is licensed to practice law in New York and Washington, D.C.
George E. Zweier, a certified public accountant, has served as our Chief Financial Officer and a Vice President since 1998.
Isaac Kalish, a certified public accountant, has been associated with us since 2004, served as Assistant Treasurer from 2007 through 2014 and as Vice President and Treasurer since 2013 and 2014, respectively. Mr. Kalish has served as Vice President and Assistant Treasurer of One Liberty Properties since 2013 and 2007, respectively, as Assistant Treasurer of Georgetown Partners, Inc. from 2012 through 2013, and as its Treasurer since 2013.
Steven Rosenzweig, has served as a Vice President since March 2015 and has been associated with us since 2013. For more than five years prior thereto, he was affiliated with Willkie Farr & Gallagher LLP. He is licensed to practice law in New York.

Item 11.    Executive Compensation.
The information concerning our executive compensation required by Item 11 will be included in the proxy statement to be filed by January 29, 2018 with respect to our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by Item 12 will be included in the proxy statement to be filed by January 29, 2018 with respect to to our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
Equity Compensation Plan Information
The table below provides information as of September 30, 2017 with respect to our shares of common stock that may be issued upon exercise of outstanding options, warrants and rights:

	Number of securities to be issued upon exercise (or vesting) of outstanding options, restricted stock units, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available-for future issuance under equity compensation plans—excluding securities reflected in column(a) (c)
Equity compensation plans approved by security holders	450,000	(1)	—	2,500
Equity compensation plans not approved by security holders	—		—	—
Total	450,000	(1)	—	2,500
_______________________________________________________________________________

(1)
Reflects the number of shares of common stock underlying restricted stock units. Such units vest in 2021 subject to the satisfaction of time,market and performance based vesting conditions. There is no exercise price associated with such units. Does not include 147,500 shares of common stock subject to restricted stock awards that vest, subject to continued service requirements, in 2022. See note 12 of our consolidated financial statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information concerning relationships and certain transactions required by Item 13 will be included in the proxy statement to be filed by January 29, 2018 with respect to our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information concerning our principal accounting fees required by Item 14 will be included in the proxy statement to be filed by January 29, 2018 with respect to our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

2.1
Plan of Conversion dated December 8, 2016 (incorporated by reference to Annex B of Amendment No. 1 to our Registration Statement on Form S-4 filed January 12, 2017 (the "S-4 Registration") (Reg. No. 333-215221).

3.1		Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 20, 2017).

3.2		By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed March 20, 2017).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 18, 2011).

10.1	*	Amended and Restated Advisory Agreement, effective as of January 1, 2007, between us and REIT Management Corp. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 27, 2006).

10.2	*
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

10.5	*	Form of Indemnification Agreement

10.6	*	Form of Restricted Shares Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the period ended December 31, 2013).

10.7	*	2012 Incentive Plan (incorporated by reference to exhibit 99.1 to our Registration Statement on Form S-8 filed on June 11, 2012 (File No. 333-182044)).

10.8	*	Amended and Restated 2016 Incentive Plan (incorporated by reference to exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016).

10.9
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

10.10	*	Form of Performance Awards Agreement (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on June 10, 2016).

10.11		Form of Restricted Shares Agreement for the Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.40 to our S-4 Registration).

Exhibit No.	Title of Exhibits
14.1	Revised Code of Business Conduct and Ethics of BRT Realty Trust, adopted June 12, 2006 (incorporated by reference to Exhibit 14.1 to the Form 8-K of BRT Realty Trust filed June 14, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO USA LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act").

31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Act.

32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Act.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________________________________________________________

*	Indicates management contract or compensatory plan or arrangement.
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

BRT APARTMENTS CORP.
Date: December 14, 2017	By:	/s/ JEFFREY A. GOULD
Jeffrey A. Gould Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ISRAEL ROSENZWEIG	Chairman of the Board	December 14, 2017
Israel Rosenzweig

/s/ JEFFREY A. GOULD	Chief Executive Officer, President and Director (Principal Executive Officer)	December 14, 2017
Jeffrey A. Gould

/s/ ALAN GINSBURG	Director	December 14, 2017
Alan Ginsburg

/s/ FREDRIC H. GOULD	Director	December 14, 2017
Fredric H. Gould

/s/ MATTHEW J. GOULD	Director	December 14, 2017
Matthew J. Gould

/s/ LOUIS C. GRASSI	Director	December 14, 2017
Louis C. Grassi

/s/ GARY HURAND	Director	December 14, 2017
Gary Hurand

/s/ JEFFREY RUBIN	Director	December 14, 2017
Jeffrey Rubin

/s/ JONATHAN SIMON	Director	December 14, 2017
Jonathan Simon

/s/ ELIE WEISS	Director	December 14, 2017
Elie Weiss

/s/ GEORGE E. ZWEIER	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	December 14, 2017
George E. Zweier

Index

Item 8, Item 15(a)(1) and (2)
Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
BRT Apartments Corp. and Subsidiaries
Great Neck, New York
We have audited the accompanying consolidated balance sheets of BRT Apartments Corp. and Subsidiaries as of September 30, 2017 and 2016 and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of BRT Apartments Corp. and Subsidiaries management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BRT Apartments Corp. and Subsidiaries at September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRT Apartments Corp. and Subsidiaries internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA LLP
New York, New York
December 14, 2017

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
BRT Apartments Corp. and Subsidiaries
Great Neck, New York
We have audited BRT Apartments Corp. and Subsidiaries internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BRT Apartments Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on BRT Apartments Corp. and Subsidiaries' internal control over financial reporting based on our audit.
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
In our opinion, BRT Apartments Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRT Apartments Corp. and Subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017 and our report dated December 14, 2017, expressed an unqualified opinion thereon.
/s/ BDO USA LLP
New York, New York
December 14, 2017

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,
	2017	2016
ASSETS
Real estate properties, net of accumulated depreciation of $64,290 and $41,995	$902,281	$759,576
Real estate loan	5,500	19,500
Cash and cash equivalents	12,383	27,399
Restricted cash	6,151	7,383
Deposits and escrows	27,839	18,972
Investment in unconsolidated joint ventures	21,415	298
Other assets	9,359	7,775
Real estate properties held for sale	8,969	33,996
Total Assets (a)	$993,897	$874,899
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $6,345 and $5,873	$697,826	$588,457
Junior subordinated notes, net of deferred costs of $382 and $402	37,018	36,998
Accounts payable and accrued liabilities	22,348	20,716
Mortgage payable held for sale	—	27,052
Total Liabilities (a)	757,192	673,223
Commitments and contingencies	—	—
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares, $.01 and $1 par value:
Authorized 2,000 and 10,000 shares, none issued	—	—
Common stock, $.01 par value, 300,000 shares authorized,
13,333 shares issued at September 30, 2017	133	—
Shares of beneficial interest, $3 par value, number of shares authorized,
unlimited; 13,232 issued at September 30, 2016	—	39,696
Additional paid-in capital	201,910	161,321
Accumulated other comprehensive income (loss)	1,000	(1,602)
Accumulated deficit	(37,047)	(48,125)
Total BRT Apartments Corp. stockholders' equity	165,996	151,290
Non-controlling interests	70,709	50,386
Total Equity	236,705	201,676
Total Liabilities and Equity	$993,897	$874,899

(a)
The Company's consolidated balance sheets include the assets and liabilities of consolidated variable interest entities (VIEs). See note 4. The consolidated balance sheets include the following amounts related to the Company's VIEs as of September 30, 2017 and 2016, respectively: $707,546 and $686,101 of real estate properties, $8,626 and $11,855 of cash and cash equivalents, $13,873 and $19,505 of deposits and escrows, $8,148 and $3,584 of other assets, $8,969 and $33,996 of real estate properties held for sale, $558,568 and $535,602 of mortgages payable, $14,419 and $17,893 of accounts payable and accrued liabilities and $0 and $27,052 of mortgage payable held for sale.

See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended September 30,
	2017	2016	2015
Revenues:
Rental and other revenue from real estate properties	$104,477	$95,202	$81,026
Other income	1,294	3,319	72
Total revenues	105,771	98,521	81,098
Expenses:
Real estate operating expenses—including $2,725, $1,950 and $1,233 to related parties	51,279	47,519	42,612
Interest expense	28,171	23,878	19,297
Advisor's fees, related party	—	693	2,448
Property acquisition costs—including $0, $2,221 and $1,293 to related parties	—	3,852	1,885
General and administrative—including $346, $157 and $171 to related party	9,396	8,536	6,683
Depreciation	30,491	23,180	18,454
Total expenses	119,337	107,658	91,379
Total revenues less total expenses	(13,566)	(9,137)	(10,281)
Equity in loss of unconsolidated joint ventures	(384)	—	—
Gain on sale of real estate	52,601	46,477	15,005
Gain on sale of partnership interest	—	386	—
Loss on extinguishment of debt	(1,463)	(4,547)	—
Income from continuing operations	37,188	33,179	4,724
Provision for taxes	1,560	700	—
Income from continuing operations, net of taxes	35,628	32,479	4,724
Discontinued operations:
Loss from discontinued operations	—	(2,788)	(6,329)
Gain on sale of partnership interest	—	15,467	—
Income (loss) from discontinued operations	—	12,679	(6,329)
Net income (loss)	35,628	45,158	(1,605)
(Income) attributable to non-controlling interests	(22,028)	(13,869)	(783)
Net income (loss) attributable to common stockholders	$13,600	$31,289	$(2,388)

Basic and diluted per share amounts attributable to common stockholders:
Income (loss) from continuing operations	$0.97	$1.21	$(0.02)
Income (loss) from discontinued operations	—	1.02	(0.15)
Basic and diluted earnings (loss) per share	$0.97	$2.23	$(0.17)

Amounts attributable to BRT Apartments Corp.:
Income (loss) from continuing operations	$13,600	$16,950	$(246)
Income (loss) from discontinued operations	—	14,339	(2,142)
Net income (loss) attributable to common stockholders	$13,600	$31,289	$(2,388)

Weighted average number of shares of common stock outstanding:
Basic	13,993,638	14,017,279	14,133,352
Diluted	14,018,843	14,017,279	14,133,352
See accompanying notes to consolidated financial statements.

Index

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended September 30,
	2017	2016	2015
Net income (loss)	$35,628	$45,158	$(1,605)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	3,047	(1,544)	(50)
Other comprehensive income (loss)	3,047	(1,544)	(50)
Comprehensive income (loss)	38,675	43,614	(1,655)
Comprehensive (income) attributable to non-controlling interests	(22,473)	(13,392)	(776)
Comprehensive income (loss) attributable to common stockholders	$16,202	$30,222	$(2,431)

See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended September 30, 2017, 2016 and 2015
(Dollars in thousands, except share data)

	Shares of Beneficial Interest		Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		(Accumulated Deficit)	Non Controlling Interests	Total
Balances, September 30, 2014	$40,965		$—	$166,209	$(8)		$(77,026)	$38,499	$168,639
Restricted stock vesting	355		—	(355)	—		—	—	—
Compensation expense—restricted stock	—		—	906	—		—	—	906
Contributions from non-controlling interests	—		—	—	—		—	11,973	11,973
Distributions to non-controlling interests	—		—	—	—		—	(12,588)	(12,588)
Purchase of non- controlling interests	—		—	(3,531)	—	—	—	(1,148)	(4,679)
Shares repurchased - 345,081 shares	(1,035)		—	(1,387)	—		—	—	(2,422)
Net loss	—		—	—	—		(2,388)	783	(1,605)
Other comprehensive loss	—		—	—	(50)		—	—	(50)
Comprehensive loss	—		—	—	—		—	—	(1,655)
Balances, September 30, 2015	$40,285		$—	$161,842	$(58)		$(79,414)	$37,519	$160,174
Restricted stock vesting	390		—	(390)	—		—	—	—
Compensation expense—restricted stock and restricted stock units	—		—	1,005	—		—	—	1,005
Contributions from non-controlling interests	—		—	—	—		—	33,613	33,613
Distributions to non-controlling interests	—		—	—	—		—	(32,825)	(32,825)
Deconsolidation of joint venture upon sale	—	—	—	—	—		—	(1,790)	(1,790)
Shares repurchased - 326,421 shares	(979)		—	(1,136)	—		—		(2,115)
Net income	—		—	—	—		31,289	13,869	45,158
Other comprehensive loss	—		—	—	(1,544)		—	—	(1,544)
Comprehensive income	—		—	—	—		—	—	43,614
Balances, September 30, 2016	$39,696		$—	$161,321	$(1,602)		$(48,125)	$50,386	$201,676
Distributions - Common Stock - $0.18 per share	—	—	—	—	—		(2,522)	—	(2,522)
Restricted stock vesting	375		—	(375)	—		—	—	—
Compensation expense—restricted stock and restricted stock units	—		—	1,219	—		—	—	1,219
Contributions from non-controlling interests	—		—	—	—		—	31,606	31,606
Distributions to non-controlling interests	—		—	—	—		—	(33,756)	(33,756)
Shares repurchased - 23,897 shares	(17)		(1)	(175)	—		—	—	(193)
Conversion to a Maryland corporation at $.01 par value	(40,054)		134	39,920	—		—	—	—
Net income	—		—	—	—		13,600	22,028	35,628
Other comprehensive income	—		—	—	2,602		—	445	3,047
Comprehensive income	—		—	—	—		—	—	38,675
Balances, September 30, 2017	$—		$133	$201,910	$1,000		$(37,047)	$70,709	$236,705
See accompanying notes to consolidated financial statements

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$35,628	$45,158	$(1,605)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,754	25,994	22,957
Amortization of restricted stock	1,219	1,005	906
Equity in (loss) of unconsolidated subsidiaries	384	—	—
Gain on sale of partnership interests	—	(15,853)	—
Gain on sale of real estate assets	(52,601)	(46,477)	(15,005)
Loss on extinguishment of debt	1,463	4,547	—
Effect of deconsolidation of non-controlling interest	—	(1,692)	—
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in interest and dividends receivable	2,328	(2,380)	17
Increase in deposits and escrows	(8,867)	(6,190)	(602)
Increase in accounts payable and accrued liabilities	698	4,897	1,739
Decrease in other assets	1,085	1,071	—
Net cash provided by operating activities	13,091	10,080	8,407
Cash flows from investing activities:
Collections from real estate loans	14,000	—	2,000
Additions to real estate properties	(228,354)	(302,628)	(84,295)
Net costs capitalized to real estate owned	(9,298)	(46,844)	(59,407)
Net change in restricted cash-Newark	—	(1,952)	9,558
Net change in restricted cash-multi-family	1,232	(865)	3,037
Purchase of non controlling interest	—	—	(4,679)
Proceeds from the sale of real estate owned	167,013	197,264	66,398
Distributions from unconsolidated joint ventures	424	—	—
Contributions to unconsolidated joint ventures	(21,894)	—	—
Proceeds from the sale of joint venture interests	—	19,242	—
Net cash used in investing activities	(76,877)	(135,783)	(67,388)
Cash flows from financing activities:
Proceeds from mortgages payable	155,172	267,788	98,907
Increase in other borrowed funds	—	6,001	—
Mortgage payoffs	(96,322)	(130,090)	(37,504)
Mortgage principal payments	(5,163)	(5,081)	(3,252)
Increase in deferred borrowing costs	(2,574)	(2,491)	(3,758)
Capital contributions from non-controlling interests	31,606	33,613	11,973
Capital distributions to non-controlling interests	(33,756)	(32,825)	(12,588)

Index

Proceeds from sale of New Markets Tax Credits	—	2,746	—
Repurchase of shares of common stock	(193)	(2,115)	(2,422)
Net cash provided by financing activities	48,770	137,546	51,356
Net (decrease) increase in cash and cash equivalents	(15,016)	11,843	(7,625)
Cash and cash equivalents at beginning of year	27,399	15,556	23,181
Cash and cash equivalents at end of year	$12,383	$27,399	$15,556
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense, including capitalized interest of $263, $1,568 and $2,602 in 2017, 2016 and 2015	$27,135	$27,680	$24,324
Cash paid during the year for income and excise taxes	$1,884	$1,264	$131
Acquisition of real estate through assumption of debt	$27,638	$16,051	$45,129
Assets removed due to casualty loss	$3,571	$—	$—

See accompanying notes to consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
BRT Apartments Corp. (“BRT” or the “Company”) is the successor to BRT Realty Trust pursuant to the conversion of BRT Realty Trust from a Massachusetts business trust to a Maryland corporation on March 18, 2017. BRT owns, operates and develops multi‑family properties and owns and operates other assets, including real estate and a real estate loan.
Generally, the multi‑family properties are acquired with venture partners in transactions in which the Company contributes 70% to 80% of the equity. At September 30, 2017, the Company owns 33 multi-family properties with 9,568 units located in 11 states (including 402 units at a property under development). At September 30, 2017, the net book value of the multi-family assets (including real estate assets held for sale), was $900,746,000.
The Company also owns and operates various other real estate assets. At September 30, 2017, the net book value of the other real estate assets was $16,004,000, including a real estate loan of $5,500,000.
BRT conducts its operations to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.
Principles of Consolidation
The consolidated financial statements include the accounts and operations of BRT Apartments Corp. , its wholly owned subsidiaries, and its majority owned or controlled entities and its interests in variable interest entities ("VIEs") in which the Company has determined it is the primary beneficiary. Material intercompany balances and transactions have been eliminated.
The Company's consolidated joint ventures that own multi-family properties were determined to be VIEs because the voting rights of some equity investors are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. It was determined that the Company is the primary beneficiary of these joint ventures because it has a controlling financial interest in that it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.
The joint ventures that own properties in Dallas, TX and St. Louis, MO were determined not to be VIE's but are consolidated because the Company has substantive participating rights in such entities.
With respect to its unconsolidated joint ventures, as (i) the Company is primarily the managing member but does not exercise substantial operating control over these entities or the Company is not the managing member and (ii) such entities are not VIEs, the Company determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.
Certain items on the consolidated financial statements for the prior years have been reclassified to conform with the current year's presentation, including the reclassification (i) of the operations and related assets of the Newark Joint Venture to discontinued operations, (ii) of deferred loan costs on the consolidated balance sheets from assets to a reduction of the carrying amount of mortgage payable and (iii) tenant utility reimbursements from real estate operating expenses to rental and other revenues from real estate properties. The reclassification of tenant utility reimbursements increased total revenues and expenses by $4,066,000 and $4,033,000 in 2016 and 2015, respectively, and had no effect on the Company's financial position, results of operation or cash flows.
Income Tax Status
The Company qualifies as a real estate investment trust under sections 856-860 of the Internal Revenue Code of 1986, as amended. The board of directors may, at its option, elect to revoke or terminate the Company's election to qualify as a real estate investment trust.
The Company will not be subject to federal, and generally state and local taxes on amounts it distributes to stockholders, provided it distributes 90% of its ordinary taxable income and meets other conditions. The Company currently has net operating loss carryforwards which it can use to reduce taxable income. Use of the net operating loss carryforward is subject to an alternative minimum tax.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
In accordance with Accounting Standards Codification ("ASC") Topic 740 - "Income Taxes", the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that, if successfully challenged, could result in a material impact on the Company's financial position or results of operations. The Company's income tax returns for the previous six years are subject to review by the Internal Revenue Service.
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
The Company assesses the fair value of real estate acquired (including land, buildings and improvements, and identified intangibles such as acquired in-place leases) and acquired liabilities and allocates the acquisition price, including transaction costs, based on these assessments. Depreciation for multi-family properties is computed on a straight-line basis over an estimated useful life of 30 years. Intangible assets (and liabilities) are amortized over the remaining life of the related leases at the time of acquisition and is usually less than one year. Expenditures for maintenance and repairs are charged to operations as incurred.
Real estate is classified as held for sale when management has determined that the applicable criteria have been met. Real estate assets that are expected to be disposed of are valued at the lower of their carrying amount or their fair value less costs to sell on an individual asset basis. Real estate classified as held for sale is not depreciated.
The Company accounts for the sale of real estate when title passes to the buyer, sufficient equity payments have been received, there is no continuing involvement by the Company and there is reasonable assurance that the remaining receivable, if any, will be collected.
Real Estate Asset Impairments
The Company reviews each real estate asset owned, including investments in real estate ventures, to determine if there are indicators of impairment. If such indicators are present, the Company determines whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount and that carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends, the effects of leasing demands, and other factors. In evaluating a property for impairment, various factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a decrease in the value of the property below its carrying value,

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
the reduction will be recognized as an impairment charge. The fair values related to the impaired real estate assets are considered to be a level 3 valuation within the fair value hierarchy.
Fixed Asset Capitalization
A variety of costs may be incurred in the development of the Company's properties. After a determination is made to capitalize a cost, it is allocated to the specific project that is benefited. The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and other costs incurred during the period of development. A construction project is considered substantially completed when it is available for occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization when the project is available for occupancy.
Equity Based Compensation
Compensation expense for grants of restricted stock and restricted stock units ("RSUs") are amortized over the vesting period of such awards, based upon the estimated fair value of such award at the grant date. The deferred compensation related to the RSUs to be recognized as expense is net of certain and performance assumptions which are re-evaluated quarterly. For accounting purposes, the restricted shares are not included in the outstanding shares shown on the consolidated balance sheets until they vest; however, they are included in the calculation of both basic and diluted earnings per share as they participate in the earnings of the Company.
Derivatives and Hedging Activities
The Company's objective in using derivative financial instruments is to manage interest rate risk related to variable rate debt. The Company does not use derivatives for trading or speculative purposes. The Company records all derivatives on its consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income (loss) and subsequently reclassified to earnings in the period in which the hedge transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives not designated as cash flow hedges, changes in the fair value of the derivative are recognized directly in earnings in the period in which they occur.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to holders of common stock for the applicable year by the weighted average number of shares of common stock outstanding during such year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings (loss) per share is determined by dividing net income (loss) applicable to the holders of common stock for the applicable year by the sum of the weighted average number of shares of common stock outstanding plus the dilutive effect of the Company's unvested restricted stock units using the treasury stock method.
Cash Equivalents
Cash equivalents consist of highly liquid investments; primarily, direct United States treasury obligations with maturities of three months or less when purchased.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Restricted Cash
Restricted cash consists of cash held for construction costs and property improvements for specific properties as may be required by contractual arrangements.
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
Segment Reporting
The Company operates in two reportable segments: (i) multi-family real estate; and (ii) other real estate assets. The multi-family real estate segment includes the ownership, operation and development of the Company's multi-family properties and the other real estate segment includes all activities related to the ownership, operation and disposition of the Company's other real estate assets.
New Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), prescribes a single, common revenue standards which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, including most industry-specific requirements. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 outlines a five step model to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03 Interest - Imputation of Interest, which amends the balance sheet presentation for debt issuance costs. Under the amended guidance, a company will present unamortized debt issuance costs as a direct deduction from the carrying amount of that debt liability. The guidance is to be applied on a retrospective basis, and is effective for annual reporting periods beginning after December 15, 2015, with early adoption being permitted. The Company elected early adoption for the fiscal year ended September 30, 2017 , and its adoption did not have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting (ii) eliminates most real estate specific lease provisions, and (iii) aligns many of the underlying lessor model principles with those in the new revenue standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We are required to adopt ASU 2016-02 using the modified retrospective approach which requires us to record leases existing as of or are entered into after the beginning of the

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (continued)
earliest comparative period presented in the financial statements under the new lease standard. We are currently evaluating the impact of our pending adoption of ASU No. 2016-02 on our consolidated financial statements. We believe our adoption of the new leasing standard will have an immaterial increase in the assets and liabilities on our consolidated balance sheets, with no material impact to our consolidated statements of income and comprehensive income.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact, if any, on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business combinations. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company elected early adoption effective for the quarter ended December 31, 2016. The Company's net income was favorably impacted as a result of the capitalization of acquisition costs - in prior periods, property acquisition costs were expensed during the period incurred. During the year ended September 30, 2017, capitalized acquisition costs were $3,364,000, without giving effect to non-controlling interests.

NOTE 2—REAL ESTATE PROPERTIES
Real estate properties (including real estate properties held for sale), consist of the following:

	September 30,
	2017	2016
Land	$138,094	$128,409
Building	808,366	684,133
Building improvements	31,411	25,717
Real estate properties	977,871	838,259
Accumulated depreciation	(66,621)	(44,687)
Total real estate properties, net	$911,250	$793,572

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 2—REAL ESTATE PROPERTIES (continued)
A summary of activity in real estate properties (including properties held for sale), for the year ended September 30, 2017, follows (dollars in thousands):

	September 30, 2016 Balance	Additions	Capitalized Costs and Improvements	Depreciation and Amortization	Sales	Other Dispositions	September 30, 2017 Balance
Multi-family	$783,085	$255,992	$9,173	$(30,379)	$(113,552)	$(3,571)	$900,748
Land - Daytona, FL	8,021	—	—	—	—	—	8,021
Retail shopping center - Yonkers, NY	2,466	—	125	(110)	—	—	2,481
Total real estate properties	$793,572	$255,992	$9,298	$(30,489)	$(113,552)	$(3,571)	$911,250

Other dispositions set forth in the table above reflect the $3,571,000 reduction of the net book value of assets related to Retreat at Cinco Ranch, Katy, TX, which was damaged by Hurricane Harvey. The net book value was reduced due to damage to 96 ground floor units, the clubhouse, pool, landscaping and all HVAC units. The cost of repairing the damage is expected to be covered completely by insurance proceeds excluding a $100,000 deductible. Though the insurance claim has not been resolved, the Company believes it is probable that it will recover $3,471,000 and therefore has recognized such sum in insurance recoveries. Through December 12, 2017, the Company has received $1,100,000 in insurance proceeds.
The acquisitions completed in the year ended September 30, 2017 and described in note 3-Acquisitions, Dispositions and Impairment Charges, have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and assumed liabilities based on management's estimate of the relative fair value of these acquired assets and assumed liabilities at the dates of acquisition.
The following table summarizes the preliminary allocations of the purchase price of nine properties purchased between August 1, 2016 and September 30, 2017 , and the finalized allocation of the purchase price, as adjusted, as of September 30, 2017 (dollars in thousands):

	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation

Land	$39,296	$(1,550)	$37,746
Buildings and improvements	299,327	341	299,668
Acquisition-related intangible assets (in acquired lease intangibles, net)	4,180	1,209	5,389
Total consideration	$342,803	$—	$342,803

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 2—REAL ESTATE PROPERTIES (continued)
A summary of the Company's multi-family properties by state as and for the year ended September 30, 2017, is as follows (dollars in thousands):

Location	Number of Properties at September 30, 2017	Number of Units at September 30, 2017	2017 Revenues	% of 2017 Revenues
Texas	9	2,695	$32,011	31.1%
Florida (a)	4	1,268	15,339	14.9%
Georgia	4	959	11,842	11.5%
Tennessee	2	702	4,339	4.2%
Alabama	2	826	7,849	7.6%
South Carolina	3	683	6,305	6.1%
Missouri	4	775	7,694	7.5%
Indiana	1	400	3,418	3.3%
Mississippi	2	776	8,310	8.1%
Ohio	1	264	2,671	2.6%
Virginia	1	220	3,160	3.1%
	33	9,568	$102,938	100%
________________________

(a)	Includes Waverly Place Apartments - Melbourne, FL, which was sold on October 25, 2017. This property has 208 units and accounted for $2,567 of 2017 revenues.
Future minimum rentals to be received by the Company pursuant to non-cancellable operating leases with terms in excess of one year, from a commercial property owned by the Company at September 30, 2017, are as follows (dollars in thousands):

Year Ending September 30,	Amount
2018	$1,119
2019	1,119
2020	1,119
2021	1,132
2022	1,185
Thereafter	4,500
Total	$10,174
Leases at the Company's multi-family properties are generally for a term of one year or less and are not reflected in the above table.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES
Property Acquisitions
The tables below provides information regarding the Company's purchases of multi-family properties during the years ended September 30, (dollars in thousands):

2017

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Fredricksburg, VA	11/4/2016	220	$38,490	$29,900	$8,720	80%	$643
St. Louis, MO	2/28/2017	128	27,000	20,000	6,001	76%	423
St. Louis, MO	2/28/2017	53	8,000	6,200	2,002	76%	134
Creve Coeur, MO	4/4/2017	174	39,600	29,000	9,408	78%	569
West Nashville, TN (a)	6/2/2017	402	5,228	—	4,800	58%	226
Farmers Branch, TX	6/29/2017	509	85,698	55,200	16,200	50%	992
Tallahassee, FL	8/30/2017	242	27,588	21,524	7,015	80%	377
		1,728	$231,604	$161,824	$54,146		$3,364
______________________

(a)	A development property.

2016

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Property Acquisition Costs
N. Charleston, SC (a)	10/13/2015	271	$3,625	—	$6,558	65%	—
La Grange, GA	11/18/2015	236	22,800	$16,051	6,824	100%	57
Katy, TX	1/22/2016	268	40,250	30,750	8,150	75%	382
Macon, GA	2/1/2016	240	14,525	11,200	3,250	80%	158
Southaven, MS	2/29/2016	392	35,000	28,000	5,856	60%	413
San Antonio, TX	5/6/2016	288	35,150	26,400	6,688	65%	539
Dallas, TX	5/11/2016	494	37,000	27,938	6,750	50%	567
Columbia, SC	5/31/2016	204	17,000	12,934	4,930	80%	302
Atlanta, GA	8/15/2016	271	39,125	27,375	10,769	74%	577
Southaven, MS	9/1/2016	384	38,205	30,564	6,060	60%	347
San Antonio, TX	9/19/2016	288	36,000	27,000	8,060	72%	510
		3,336	$318,680	$238,212	$73,895		$3,852
________________________

(a)	A development property.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES - (continued)
The table below provides information regarding the real estate properties acquired by the Company subsequent to September 30, 2017 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Madison, AL	12/7/2017	204	$18,420	$15,000	$4,456	80%	$174

Property Dispositions
The tables below provide information regarding the Company's disposition of real estate properties during the years ended September 30, (dollars in thousands):
2017

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-Controlling Partner's Share of Gain
Greenville, NC	10/19/2016	350	$68,000	$18,483	$9,329
Panama City, FL	10/26/2016	160	14,720	7,393	3,478
Atlanta, GA	11/21/2016	350	36,750	8,905	4,166
Hixson, TN	11/30/2016	156	10,775	608	152
New York, NY	12/21/2016	1	465	449	—
Humble, TX	7/27/2017	260	18,000	7,707	3,143
Humble, TX	7/27/2017	160	11,300	4,767	1,943
Pasadena, TX	7/27/2017	144	9,750	4,289	2,629
		1,581	$169,760	$52,601	$24,840

2016

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-Controlling Partner's Share of Gain
Cordova, TN	3/2/2016	464	$31,100	$6,731	$2,195
Kennesaw, GA	3/15/2016	450	64,000	17,462	10,037
Pooler, GA	4/6/2016	300	38,500	5,710	1,405
Collierville, TN	6/1/2016	324	34,300	4,586	917
Little Rock, AK (a)	6/6/2016	172	2,372	386	—
Wichita, KS	9/1/2016	496	30,400	10,718	4,241
New York, NY	12/17/2016	2	1,377	1,271	—
		2,208	$202,049	$46,864	$18,795
_____________________________

(a)	Reflects the sale of a partnership interest

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES - (continued)
The table below provides information regarding the real estate properties disposed of by the Company subsequent to September 30, 2017 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Estimated Gain on Sale	Non-Controlling Partner's Share of Estimated Gain
Melbourne, FL	10/25/2017	208	$22,250	$12,700	$2,800
Impairment Charges
The Company reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Company measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the years ended September 30, 2017, 2016, and 2015, no impairment charges were recorded.

NOTE 4 - VARIABLE INTEREST ENTITIES

The Company conducts a large portion of its business with joint venture partners. Many of the Company's consolidated joint ventures that own properties were determined to be variable interest entities ("VIEs") because the voting rights of some equity partners are not proportional to their obligations to absorb the expected loses of the entity and their rights to receive expected residual returns. It was determined that the Company is the primary beneficiary of these joint venture because it has a controlling financial interest in that it has the power to direct the activities of the VIE that most significantly impacts the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.

The following is a summary of the carrying amounts with respect to the consolidated VIEs and their classification on the Company's consolidated balance sheets (amounts in thousands):

	September 30,
	2017	2016
ASSETS
Real estate properties, net of depreciation of $52,873 and $35,525	$707,546	$686,101
Cash and cash equivalents	8,626	11,855
Deposits and escrows	13,873	19,505
Other assets	8,148	3,584
Real estate properties held for sale	8,969	33,996
Total Assets	$747,162	$755,041

LIABILITIES
Mortgages payable, net of deferred costs of $5,170 and $4,856	$558,568	$535,602
Accounts payable and accrued liabilities	14,419	17,893
Mortgage payable held for sale	—	27,052
Total Liabilities	$572,987	$580,547

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 5–DISCONTINUED OPERATIONS

On February 23, 2016, the Company sold, through subsidiaries which owned such interests, its equity interests in RBH - TRB Newark Holdings, LLC (the "Newark Joint Venture"), to RBH Partners III, LLC, for $16,900,000 (the "NJV Sale"). The Company recognized a gain of $15,467,000 in connection with this sale.
Other than the agreement of the Company's subsidiary to provide an indemnity with respect to up to $2,800,000 of obligations related to the venture, neither the Company nor its subsidiaries have any guaranty, indemnity or similar obligations with respect to the Newark Joint Venture.
The discontinued operations of the Newark Joint Venture and the statement of operations for the years ended September 30, 2016 and 2015, are summarized as follows (dollars in thousands):

Statement of Operations	Year Ended September 30,

	2016	2015
Revenues:
Rental and other revenue from real estate properties	$2,437	$4,335
Other income	444	1,067
Total revenues	2,881	5,402

Expenses:
Real estate operating expenses	2,277	4,610
Interest expense	2,242	4,880
Depreciation	1,150	2,241
Total expense	5,669	11,731
Income from discontinued operations	(2,788)	(6,329)
Gain on sale of partnership interest	15,467	—
Discontinued operations	$12,679	$(6,329)

NOTE 6—REAL ESTATE LOAN

As a result of the sale of the Company's interest in the Newark Joint Venture in February 2016, the mortgage loan owed to the Company by the venture (the "NJV Loan Receivable"), which, prior to the sale, was eliminated in consolidation, is reflected as a real estate loan on the consolidated balance sheets. At September 30, 2016, the principal balance of the NJV Loan Receivable was $19,500,000.

In February 2017, the Company received (i) a $13,600,000 principal paydown of the NJV Loan Receivable and (ii) $2,606,000, representing all the interest (i.e., current and deferred) due through the repayment date. In connection with this transaction, the Company released certain properties from the mortgages securing the NJV Loan Receivable. This receivable, bears interest, payable monthly at a rate of 11% per year, is secured by several properties in Newark, NJ, and matures in April 2018. At September 30, 2017, the principal balance of the NJV Loan Receivable is $5,500,000.

NOTE 7 —REAL ESTATE PROPERTY HELD FOR SALE

At September 30, 2017, Waverly Place Apartments, Melbourne, FL, with a book value of $8,969,000, was held for sale. This property was sold on October 25, 2017. The Company estimates it will recognize a gain on the sale of the property of approximately $12,700,000, of which approximately $2,800,000 will be allocated to the non-controlling partner.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 8—RESTRICTED CASH
Restricted cash represents funds for specific purposes and therefore are not generally available for general corporate purposes. As reflected on the consolidated balance sheets, restricted cash represents funds held by or on behalf of the Company specifically allocated for capital improvements at multi-family properties.
NOTE 9—INVESTMENT IN UNCONSOLIDATED VENTURES
During the year ended September 30, 2017, the Company purchased interests in three unconsolidated joint ventures owning multi-family properties. The table below provides information regarding these joint ventures (dollars in thousands):

Location	Number of Units	Initial Investment	Purchase Price	Acquisition Debt	Percent Ownership
Columbia, SC	374	$5,670	$58,300	$41,000	32%
Columbia, SC (a)	339	8,665	5,915	—	46%
Forney, TX (b)	313	7,500	39,000	25,350	50%
	1,026	$21,835	$103,215	$66,350
__________________________
(a)     Reflects land purchased for a development project at which construction of 339 units is planned. Construction financing for this project of up to
$47,426,000 has been secured. Such financing bears interest at 4.08% and matures in June 2020. At September 30, 2017, no amounts have been drawn on this financing.
(b)    This interest is held through a tenancy-in-common.

NOTE 10—DEBT OBLIGATIONS
Debt obligations (including debt held for sale) consist of the following (dollars in thousands):

	September 30,
	2017	2016
Mortgages payable	$704,171	$621,382
Junior subordinated notes	37,400	37,400
Deferred mortgage costs	(6,727)	(6,275)
Total debt obligations	$734,844	$652,507
Mortgage Payable
At September 30, 2017, $704,171,000 of mortgage debt is outstanding on the Company's 33 multi-family properties and one commercial property with a weighted average interest rate of 4.03% and a weighted average remaining term to maturity of 6.9 years. Scheduled principal repayments for the next five years and thereafter are as follows (dollars in thousands):

Year Ending September 30,	Scheduled Principal Payments
2018	$35,016	(a)
2019	59,858	(a)
2020	61,875
2021	22,279
2022	40,428
Thereafter	484,715
	$704,171

_____________________

(a)	Includes $185 in 2018 and $8,847 in 2019 related to Waverly Place, Melbourne, FL which was sold subsequent to September 30, 2017.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 10—DEBT OBLIGATIONS (continued)
The Company incurred the following mortgage debt in connection with these acquisitions in the years ended September 30, (dollars in thousands):
2017

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
Fredricksburg, VA	11/4/2016	$27,638	3.68%	N/A	February 2027
Saint Louis, MO	2/28/2017	20,000	4.79%	72 months	March 2027
Saint Louis, MO	2/28/2017	6,197	4.84%	72 months	March 2027
Creve Coeur, MO	4/4/2017	29,000	LIBOR +2.50%	N/A	July 2018	(a)
Farmers Branch, TX	6/29/2017	55,200	4.22%	60 months	July 2028
Tallahassee, FL	8/30/2017	21,524	4.19%	60 months	September 2027
		$159,559
____________________
(a)    The borrower may elect to extend the maturity of this debt until April 2019.
2016

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
LaGrange, GA	11/18/15	$16,051	4.36%	-	February 2022
Katy,TX	1/22/16	30,750	4.44%	60 months	February 2026
Macon,GA	2/01/16	11,200	4.39%	24 months	February 2026
Southaven, MS	2/29/16	28,000	4.24%	60 months	March 2026
San Antonio, TX (a)	5/06/16	26,400	3.61%	23 months	May 2023
Dallas,TX	5/11/16	27,938	4.01%	24 months	May 2028
Columbia,SC	5/31/16	12,934	4.28%	36 months	June 2026
Atlanta, GA	8/15/16	27,375	3.97%	36 months	August 2026
Southaven,MS	9/01/16	30,564	3.73%	60 months	September 2026
San Antonio, TX (a)	9/16/16	27,000	4.05%	36 months	September 2026
		$238,212
___________________
(a)     The interest rate on this debt is fixed by the use of an interest rate swap.
During the year ended September 30, 2017, the Company obtained supplemental fixed rate financing as set forth in the table below (dollars in thousands):

Location	Closing Date	Supplemental Mortgage Debt	Interest Rate	Maturity Date
Fredricksburg, VA	11/4/2016	$2,261	4.84%	February 2027
Decatur, GA	5/31/2017	4,941	5.32%	December 2022
		$7,202

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 10—DEBT OBLIGATIONS (continued)
During the year ended September 30, 2016, the Company obtained supplemental fixed rate financing as set forth in the table below (dollars in thousands):

Location	Closing Date	Supplemental Mortgage Debt	Interest Rate	Maturity Date
Pensacola, FL	10/13/15	$3,194	4.92%	March 2022
Atlanta, GA	11/10/15	5,000	4.93%	July 2021
Houston, TX	2/09/16	3,865	4.94%	August 2021
Huntsville, AL	4/15/16	2,650	5.29%	November 2023
		$14,709
Junior Subordinated Notes
At September 30, 2017 and 2016 the Company's junior subordinated notes had an outstanding principal balance of $37,400,000. At September 30, 2017, the interest rate on the outstanding balance resets quarterly and is based on three month LIBOR +2.00% The rate in effect at September 30, 2017 is 3.31%. The notes mature April 30, 2036.
The junior subordinated notes require interest only payments through the maturity date, at which time repayment of all outstanding principal and unpaid interest is due. Interest expense for each of the years ended September 30, 2017, 2016 and 2015, which includes amortization of deferred costs, was $1,175,000, $1,510,000 and $1,853,000, respectively.
NOTE 11—INCOME TAXES
The Company elected to be taxed as a real estate investment trust ("REIT") pursuant to the Code. As a REIT, the Company will generally not be subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its stockholders. To maintain its REIT status, the Company must distribute at least 90% of its ordinary taxable income; however, if it does not distribute 100% of its taxable income, it will be taxed on undistributed income. There are a number of organizational and operational requirements the Company must meet to remain a REIT. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Company is subject to certain state and local income taxes and to Federal income and excise taxes on the undistributed taxable income. For income tax purposes, the Company reports on a calendar year basis.
During the years ended September 30, 2017, 2016 and 2015, the Company recorded $1,560,000, $689,000 and $18,000, respectively, of Federal alternative minimum tax and state franchise tax expense, net of refunds, relating to the 2017, 2016 and 2015 calendar years.
Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial statement purposes due to various items, including timing differences related to loan loss provisions, impairment charges, depreciation methods and carrying values.
At December 31, 2016, the Company had a net operating loss carry forward of $15,840,000. These net operating losses may be available in future years to reduce taxable income when it is generated. These tax loss carry forwards begin to expire in 2030.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 12—STOCKHOLDERS' EQUITY
Common Stock Dividend Distribution
During the year ended September 30, 2017, the Company declared a cash distribution of $0.18 per share, which was paid on October 4, 2017. The Company did not declare or pay any dividends during the years ended September 30, 2016 and 2015.
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
Restricted Stock Units
Pursuant to the Plan, in June 2016, the Company issued restricted stock units (the "Units") to acquire up to 450,000 shares of common stock . The Units entitle the recipients, subject to continued service through March 31, 2021 (the “Performance Period”), to receive in the aggregate, (i) 200,000 shares (the “TSR Award”) of common stock based on achieving, during the Performance Period, specified levels in compounded annual growth rate (“CAGR”) in total stockholder return (“TSR”), and (ii) 200,000 shares of common stock based on achieving, during the Performance Period, specified levels in CAGR in adjusted funds from operations, as determined pursuant to the performance agreement (the "AFFO Award"). In addition, up to 50,000 shares may be added to or subtracted from the TSR Award, based on attaining or failing to attain, as the case may be, during the Performance Period, of CAGR in TSR relative to the CAGR in TSR for the REITs that comprise, with specified exceptions, the FTSE NAREIT Equity Apartment  Index. Finally, recipients are entitled to receive cash dividends with respect to the shares of common stock underlying their Units as if the underlying shares were outstanding during the Performance Period, if, when, and to the extent, the related Units vest. The Units were determined not to be participating securities and accordingly, for accounting purposes, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. Though the 450,000 shares underlying the units are contingently issuable shares, 350,000 of the such shares have not been included in the diluted earnings per share as the performance and market criteria with respect to the AFFO Award and a portion of the TSR Award have not been met. The Company included 100,000 shares of common stock underlying the TSR Awards in the calculation of diluted earnings per share as the market criteria with respect to such portion of the TSR award has been met at September 30, 2017.
For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to assist management in determining the fair value. For the AFFO Awards, the fair value is based on the market value on the date of grant. Expense is not recognized on the Units which the Company does not expect to vest as a result of conditions the Company does not expect to be met. The total amount recorded as deferred compensation with respect to the Units is $1,401,000 and is being charged to general and administrative expense over the Performance Period. The deferred compensation expense to be recognized is net of certain forfeiture and performance assumptions. The Company recorded $240,000 and $146,000 of compensation expense related to the amortization of unearned compensation with respect to the Units in the years ended September 30, 2017 and 2016, respectively. At September 30, 2017, $1,015,000 has been deferred as unearned compensation and will be charged to expense over the balance of the Performance Period.
Restricted Stock
In January 2017, the Company granted 147,500 shares of restricted stock pursuant to the Plan. As of September 30, 2017, an aggregate of 689,375 shared of unvested restricted stock are outstanding pursuant to the Plan and the 2012 Incentive Plan (the "Prior Plan"). No additional awards may be granted under the Prior Plan. All shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation. During the years ended September 30, 2017, 2016 and 2015, the Company recorded $978,000 and $859,000, and $906,000 respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At September 30, 2017, 2016, and 2015, $2,356,000 and $2,089,000 and $2,184,000,

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 12—STOCKHOLDERS' EQUITY (continued)
respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average vesting period of these restricted shares is 2.3 years.
Changes in number of restricted shares outstanding under the Company's equity incentive plans are shown below:

	Year Ended September 30,
	2017	2016	2015
Outstanding at beginning of the year	666,775	672,875	648,225
Issued	147,500	141,050	142,950
Cancelled	—	(16,850)	—
Vested	(124,900)	(130,300)	(118,300)
Outstanding at the end of the year	689,375	666,775	672,875
The following table reflects the compensation expense recorded for all incentive plans (dollars in thousands):

	Year Ended September 30,
	2017	2016	2015
Restricted stock grants	$978	$859	$906
Restricted stock units	240	146	—
Total compensation	$1,218	$1,005	$906
Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (dollars in thousands):

	Year Ended September 30,
	2017	2016	2015
Numerator for basic and diluted earnings per share attributable to common stockholders:
Net income (loss) attributable to common stockholders	$13,600	$31,289	$(2,388)

Denominator:
Denominator for basic earnings per share—weighted average number of shares	13,993,638	14,017,279	14,133,352
Effect of diluted securities	25,205	—	—
Denominator for diluted earnings per share—adjusted weighted average number of shares and assumed conversions	14,018,843	14,017,279	14,133,352

Basic earnings (loss) per share	$0.98	$2.23	$(0.17)
Diluted earnings (loss) per share	$0.98	$2.23	$(0.17)
Share Buyback
In February 2016, pursuant to a share purchase program then in effect, the Company purchased 252,000 shares of common stock at a market price of $6.29 per share for an aggregate purchase price, including commissions, of $1,584,000.
On March 11, 2016, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $5,000,000 of shares of common stock through September 30, 2017. Pursuant to this authorization, the

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 12—STOCKHOLDERS' EQUITY (continued)
Company, from such date through September 30, 2017, repurchased 98,318 shares of common stock at an average market price of $7.37 per share, for an aggregate purchase price, including commissions, of $724,000.
On September 12, 2017, the Board of Directors authorized the Company, effective as of October 1, 2017, to purchase up to $5.0 million of its shares of common stock through September 30, 2019. No shares have been repurchased pursuant to this repurchase plan.
NOTE 13—RELATED PARTY TRANSACTIONS
The Company paid REIT Management Corp., a company wholly owned by Fredric H. Gould, a director of the Company, advisory fees pursuant to its Advisory Agreement of $0, $693,000 and $2,448,000 for the years ended September 30, 2017, 2016 and 2015, respectively. The Advisory Agreement terminated effective December 31, 2015. Effective as of January 1, 2016, the Company retained certain of its executive officers and Fredric H. Gould to provide services previously provided pursuant to such agreement. The aggregate fees paid in 2017 and 2016 for these services were $1,193,000 and $863,000.
Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould, under renewable year-to-year agreements. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property provides real property management, real estate brokerage and construction supervision services to these properties. For the years ended September 30, 2017, 2016 and 2015, fees for these services were $32,000, $34,000, and $56,000, respectively.
Fredric H. Gould is the vice chairman of the board of directors of One Liberty Properties, Inc., and certain of the Company's officers and directors are also officers and, or directors of One Liberty Properties, Inc. In addition, Mr. Gould is an executive officer and sole stockholder of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P.("Gould Investors"). Certain of the Company's officers and directors are also officers and/or directors of Georgetown Partners, Inc. The allocation of expenses for the facilities, personnel and other resources shared by the Company, One Liberty and Gould Investors is computed in accordance with a shared services agreement by and among the Company and these entities and is included in general and administrative expense on the consolidated statements of operations. During the years ended September 30, 2017, 2016 and 2015, allocated general and administrative expenses reimbursed by the Company to Gould Investors L.P. pursuant to the shared services agreement aggregated $723,000, $549,000 and $532,000, respectively.
In addition to its share of rent included as part of the shared services agreement, the Company leased additional space in the same building directly from an affiliate of Gould Investors prior to the sale of the building in January 2015. The rent paid was $64,000 in the year ended September 30, 2015.
On December 11, 2015, the Company borrowed $8,000,000 from Gould Investors at an interest rate of 5.24%. This loan was satisfied on February 24, 2016. Interest expense for the year ended September 30, 2016 was $86,000.
Management of many of the Company's multi family properties is performed by its joint venture partners or their affiliates, none of which are related to the Company. These management fees amounted to $2,834,000, $1,919,000 and $1,436,000 in the years ended September 30, 2017, 2016 and 2015, respectively. In addition, the Company may pay an acquisition fee to its joint venture partner upon the purchase of a property. These acquisition fees amounted to $2,571,000, $2,221,000 and $1,242,000 for the years ended September 30, 2017, 2016 and 2015, respectively.
The Company obtains certain insurance in conjunction with Gould Investors and reimburses Gould Investors for the Company's share of the insurance cost. Insurance reimbursements to Gould Investors for the years ended September 30, 2017, 2016 and 2015 were $24,000, $41,000 and $15,000 respectively.
See note 5 - Discontinued Operations for information regarding the Company's sale of its interest in the Newark Joint Venture to affiliates of its former partner in such venture.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 14—SEGMENT REPORTING
Management has determined that the Company operates in two reportable segments: a multi-family real estate segment which includes the ownership, operation and development of its multi-family properties, and another real estate segment, which includes the ownership and operation and development of its other real estate assets.
The following table summarizes the Company's segment reporting for the year ended September 30, 2017 (dollars in thousands):

	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$102,938	$1,539	$104,477
Other income	(9)	1,303	1,294
Total revenues	102,929	2,842	105,771
Expenses:
Real estate operating expenses	50,733	546	51,279
Interest expense	26,782	1,389	28,171
General and administrative	9,208	188	9,396
Depreciation	30,381	110	30,491
Total expenses	117,104	2,233	$119,337
Total revenue less total expenses	(14,175)	609	(13,566)
Equity in (loss) earnings of unconsolidated joint ventures	(417)	33	(384)
Gain on sale of real estate	52,152	449	52,601
Loss on extinguishment of debt	(1,463)	—	(1,463)
Income from continuing operations	36,097	1,091	37,188
Provision for taxes	1,529	31	1,560
Net income	34,568	1,060	35,628
Net (income) attributable to non-controlling interests	(21,896)	(132)	(22,028)
Net income attributable to common stockholders	$12,672	$928	$13,600
Segment Assets at September 30, 2017	$976,806	$17,091	$993,897

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 14—SEGMENT REPORTING (continued)
The following table summarizes the Company's segment reporting for the year ended September 30, 2016 (dollars in thousands):

	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$93,795	$1,407	$95,202
Other income	—	3,319	$3,319
Total revenues	93,795	4,726	98,521
Expenses:
Real estate operating expenses	46,936	583	47,519
Interest expense	23,739	139	23,878
Advisor's fee, related party	593	100	693
Property acquisition costs	3,852	—	3,852
General and administrative	8,313	223	8,536
Depreciation	22,251	929	23,180
Total expenses	105,684	1,974	107,658
Total revenues less total expenses	(11,889)	2,752	(9,137)
Gain on sale of real estate	45,206	1,271	46,477
Gain on sale of partnership interest	386	—	386
Loss on extinguishment of debt	(4,547)	—	(4,547)
Income from continuing operations	29,156	4,023	33,179
Provision for taxes	686	14	700
Income from continuing operations, net of taxes	28,470	4,009	32,479
Net (income) attributable to non-controlling interests	(15,420)	(108)	(15,528)
Net income attributable to common stockholders before reconciling items	$58,312	$8,046	$16,951
Reconciling adjustment:
Discontinued operations, net of non-controlling interests			14,338
Net income attributable to common stockholders			$31,289
Segment assets at September 30, 2016	$843,898	$31,001	$874,899

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 14—SEGMENT REPORTING (continued)
The following table summarizes the Company's segment reporting for the year ended September 30, 2015 (dollars in thousands):

	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$79,646	$1,380	$81,026
Other income	—	72	72
Total revenues	79,646	1,452	81,098
Expenses:
Real estate operating expenses	42,003	609	42,612
Interest expense	18,944	353	19,297
Advisor's fee, related party	2,077	371	2,448
Property acquisition costs	1,885	—	1,885
General and administrative	6,314	369	6,683
Depreciation	18,336	118	18,454
Total expenses	89,559	1,820	91,379
Total revenues less total expenses	(9,913)	(368)	(10,281)
Gain on sale of real estate	14,404	601	15,005
Income from continuing operations	4,491	233	4,724
Net (income) attributable to non-controlling interests	(4,877)	(93)	(4,970)
Net (loss) income attributable to common stockholders before reconciling adjustment	$(386)	$140	$(246)
Reconciling adjustment:
Discontinued operations, net of non-controlling interests			(2,142)
Net loss attributable to common stockholders			(2,388)
Segment assets at September 30, 2015	$616,909	$55,425	$672,334

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

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
Junior subordinated notes:    At September 30, 2017 and 2016, the estimated fair value of the Company's junior subordinated notes is less than their carrying value by approximately $15,705,000, and $16,549,000, respectively based on market interest rates of 6.82% and 6.35%, respectively.
Mortgages payable:   At September 30, 2017, the estimated fair value of the Company's mortgages payable is lower than their carrying value by approximately $11,400,000 assuming market interest rates between 3.78% and 5.02%. At September 30, 2016, the estimated fair value was greater than the carrying value by $10,629,000, assuming market interest rates between 3.05% and 4.25%. Market interest rates were determined using current financing transaction information provided by third party institutions.
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
Financial Instruments Measured at Fair Value
The Company's fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between markets participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other "observable" market inputs and Level 3 assets/liabilities are valued based significantly on "unobservable" market inputs. The Company does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Company's financial assets and liabilities measured at fair value as of September 30, 2017 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Assets:
Interest rate swaps	$1,460	—	$1,460

Financial Liabilities:
Interest rate swap	$(14)	—	$(14)
Derivative financial instruments:   Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. At September 30, 2017, these derivatives are included in other assets and accounts payable and accrued liabilities on the consolidated balance sheet.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of September 30, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.
NOTE 16—COMMITMENT AND CONTINGENCIES
The Company maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Company are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $342,000, $324,000 and $322,000 during the years ended September 30, 2017, 2016 and 2015, respectively. At September 30, 2017 and 2016, $162,000 and $47,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets.
At September 30, 2017, the Company is the carve out guarantor with respect to mortgage debt in principal amount of $86,600,000 at six multi-family properties.
NOTE 17—DERIVATIVE FINANCIAL INSTRUMENTS
Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
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
As of September 30, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity
Interest Rate Swap	$1,446	5.25%	April 1, 2022
Interest Rate Swap	$26,400	3.61%	May 6, 2023
Interest Rate Swap	$27,000	4.05%	September 19, 2026

Derivatives as of:
September 30, 2017		September 30, 2016
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$1,460	Other assets	$—
Accounts payable and accrued liabilities	$14	Accounts payable and accrued liabilities	$1,602

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 17—DERIVATIVE FINANCIAL INSTRUMENTS - (continued)
The following table presents the effect of the Company's derivative financial instrument on the consolidated statements of comprehensive income (loss) for the years ended September 30, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended September 30,
	2017	2016	2015
Amount of gain (loss) recognized on derivative in Other Comprehensive Income	$2,660	$(1,695)	$(83)
Less: amount of gain (loss) reclassified from Accumulated Other Comprehensive (loss) income into Interest Expense	$(387)	$(150)	$(33)
No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust's cash flow hedges during the years ended September 30, 2017, 2016 or 2015. During the twelve months ending September 30, 2018, the Company estimates an additional $74,000 will be reclassified from other comprehensive income as an increase to interest expense.
Credit-risk-related Contingent Features
The agreement between the Company and its derivatives counterparty provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could be declared in default on its derivative obligation.
As of September 30, 2017, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $16,000. As of September 30, 2017, the Company has not posted any collateral related to this agreement. If the Company had been in breach of this agreement at September 30, 2017, it could have been required to settle its obligations thereunder at its termination value of $16,000.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 18—QUARTERLY FINANCIAL DATA (Unaudited)

	2017
	1st Quarter Oct. - Dec	2nd Quarter Jan. - March	3rd Quarter April - June	4th Quarter July - Sept.	Total For Year
Revenues	$25,640	$24,883	$26,861	$28,387	$105,771
Expenses	28,027	28,473	30,333	32,504	119,337
Total revenues less total expenses	(2,387)	(3,590)	(3,472)	(4,117)	(13,566)
Equity in loss of unconsolidated joint ventures	—	—	(307)	(77)	(384)
Gain on sale of real estate	35,838	—	—	16,763	52,601
Loss on extinguishment of debt	(799)	—	—	(664)	(1,463)
Income (loss) income from continuing operations	32,652	(3,590)	(3,779)	11,905	37,188
Provision for taxes	350	1,108	41	61	1,560
Net income (loss)	32,302	(4,698)	(3,820)	11,844	35,628
Net (income) loss attributable to non-controlling interests	(16,532)	469	418	(6,383)	(22,028)
Net income (loss) attributable to common stockholders	$15,770	$(4,229)	$(3,402)	$5,461	$13,600

Basic and per share amounts attributable to common stockholders
Basic and diluted income (loss) per share (a)	$1.13	$(0.30)	$(0.24)	$0.39	$0.97
(a) does not add across due to rounding

	2016
	1st Quarter Oct. - Dec	2nd Quarter Jan. - March	3rd Quarter April - June	4th Quarter July - Sept.	Total For Year
Revenues	$22,326	$26,019	$24,287	$25,889	$98,521
Expenses	24,108	27,011	27,652	28,887	107,658
Total revenues less total expenses	(1,782)	(992)	(3,365)	(2,998)	(9,137)
Gain on sale of real estate	609	24,226	10,263	11,379	46,477
Gain on sale of partnership interest	—	—	386	—	386
Loss on extinguishment of debt	—	(2,668)	—	(1,879)	(4,547)
(Loss) income from continuing operations	(1,173)	20,566	7,284	6,502	33,179
Provision for taxes	—	—	—	700	700
(Loss) income from continuing operations, net of tax	(1,173)	20,566	7,284	5,802	32,479
(Loss) income from discontinued operations	(1,600)	14,279	—	—	12,679
Net (loss) income	(2,773)	34,845	7,284	5,802	45,158
Net loss (income) attributable to non-controlling interests	739	(9,909)	(1,804)	(2,895)	(13,869)
Net (loss) income attributable to common stockholders	$(2,034)	$24,936	$5,480	$2,907	$31,289

Basic and per share amounts attributable to common stockholders
Continuing operations	$(0.10)	$0.7	$0.39	$0.21	$1.21
Discontinued operations	(0.04)	1.06	—	—	1.02
Basic and diluted (loss) income per share	$(0.14)	$1.76	$0.39	$0.21	$2.23

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
September 30, 2017

NOTE 19—SUBSEQUENT EVENTS
Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2017 that warrant additional disclosure have been included in the notes to the consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
(Including Real Estate Property Held for Sale)
SEPTEMBER 30, 2017
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at September 30, 2017						Depreciation Life For Latest Income Statement

Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Commercial
Yonkers, NY.	$1,448	—	$4,000	—	$320	—	—	$4,320	$4,320	$1,837	(c)	Aug-2000	39 years
South Daytona, FL.	—	$10,437	—	49	—	—	$8,021	—	8,021	—	N/A	Feb-2008	N/A
Multi-Family Residential
Palm Beach Gardens, FL	46,176	16,260	43,132	—	4,560	—	16,260	47,692	63,952	9,921	1970	Mar-2012	30 years
Melbourne, FL	9,033	1,150	8,680	—	1,471	—	1,150	10,151	11,301	2,332	1987	Mar-2012	30 years
North Charleston, SC	16,793	2,436	18,970	—	1,112	—	2,436	20,082	22,518	3,547	2010	Oct-2012	30 years
Decatur, GA	15,094	1,698	8,676	—	1,574	—	1,698	10,250	11,948	1,804	1954	Nov-2012	30 years
Houston, TX (Stonecrossing)	12,659	5,143	11,524	—	464	—	5,143	11,988	17,131	1,937	1978	April-2013	30 years
Houston, TX (Stonecrossing East)	7,270	3,044	5,463	—	930	—	3,044	6,393	9,437	984	1979	April-2013	30 years
Huntsville, AL	12,064	1,047	10,942	—	1,599	—	1,047	12,541	13,588	1,824	1985	Oct-2013	30 years
Columbus, OH	9,957	1,372	12,678		469	—	1,372	13,147	14,519	1,950	1999	Nov-2013	30 years
Indianapolis, IN	14,375	4,477	14,240	—	2,476	—	4,477	16,716	21,193	2,276	2007	Jan-2014	30 years
Nashville, TN	23,181	4,565	22,054		2,744	—	4,565	24,798	29,363	2,921	1985	April-2014	30 years
Houston, TX (Kendall Manor)	15,242	1,849	13,346	—	2,009	—	1,849	15,355	17,204	1,869	1981	July-2014	30 years
Pensacola, FL	19,349	2,758	25,192	—	584	—	2,758	25,776	28,534	2,669	2008	Dec-2014	30 years
Valley, AL	28,990	1,040	42,710	—	907	—	1,040	43,617	44,657	3,722	2009	July-2014	30 years
San Marcos, TX	17,158	2,163	19,562	—	218	—	2,163	19,780	21,943	1,706	2014	Sept-2015	30 years
Lake St. Louis, MO	26,814	2,752	33,248	—	746	—	2,752	33,994	36,746	2,627	1986	Sept-2015	30 years
North Charleston, SC	29,592	5,538	—		35,105	318	5,538	35,423	40,961	727	2016	Oct-15	30 years
LaGrange, GA	15,452	832	21,968	—	429	—	832	22,397	23,229	1,532	2009	Nov-15	30 years
Katy, TX	30,750	4,194	36,056		(3,517)	—	4,194	32,539	36,733	2,345	2008	Jan-16	30 years
Macon, GA	11,200	1,876	12,649	—	399	—	1,876	13,048	14,924	937	1988	Feb-16	30 years
Southaven, MS (Civic Center I)	28,000	2,090	32,910	—	1,831	—	2,090	34,741	36,831	2,154	2002	Feb-16	30 years
San Antonio, TX	26,400	5,540	29,610	—	699	—	5,540	30,309	35,849	2,283	2013	May-16	30 years

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at September 30, 2016						Depreciation Life For Latest Income Statement

Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Dallas, TX	27,938	13,073	23,927	—	2,128	—	13,073	26,055	39,128	1,539	1986	May-16	30 years
Columbia, SC	12,934	2,233	14,767	—	751	—	2,233	15,518	17,751	1,050	1996	May-16	30 years
Atlanta, GA	27,375	10,347	28,777	—	888	—	10,347	29,665	40,012	1,918	1989	Aug-16	30 years
Southaven, MS (Civic Center II)	30,564	2,077	36,128	—	609	—	2,077	36,737	38,814	2,101	2005	Sep-16	30 years
San Antonio, TX	27,000	4,620	31,380	—	680	—	4,620	32,060	36,680	1,775	2015	Sep-16	30 years
Fredericksburg, VA	29,441	6,985	32,148	—	550	—	6,985	32,698	39,683	1,368	2005	Nov-16	30 years
St. Louis, MO (Tower at OPOP)	20,000	192	27,231	—	3	—	192	27,234	27,426	693	2014	Feb-17	30 years
St. Louis, MO (Lofts at OPOP)	6,197	329	7,805	—	12	—	329	7,817	8,146	280	2014	Feb-17	30 years
Creve Coeur, MO	29,000	2,270	37,899	—	48	—	2,270	37,947	40,217	832	2016	Apr-17	30 years
West Nashville, TN	—	5,228	—	—	5,219	—	5,228	5,219	10,447	—	2017	June-17	30 years
Farmers Branch, TX	55,200	7,343	79,347	—	24	—	7,343	79,371	86,714	1,046	2016	June-17	30 years
Tallahassee, FL	21,524	3,553	24,372	—	27	—	3,553	24,399	27,952	116	1996	Aug-17	30 years
Total	$704,170	$140,511	$771,391	$49	$68,068	$318	$138,095	$839,777	$977,872	$66,622
									(a)	(b)

Index

BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
(Including Real Estate Property Held for Sale)
SEPTEMBER 30, 2017
(Dollars in thousands)
Notes to the schedule:

(a)	Total real estate properties	$977,872
	Less: Accumulated depreciation and amortization	(66,622)
	Net real estate properties	$911,250
(b)	Amortization of the Company's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.
(c)	Information not readily obtainable.
A reconciliation of real estate properties is as follows:

	2017	2016	2015
Balance at beginning of year	$793,572	$757,027	$635,612
Additions:
Acquisitions	239,923	318,680	129,425
Capital improvements	9,298	19,649	8,442
Capitalized development expenses and carrying costs	16,069	27,194	55,623
	265,290	365,523	193,490
Deductions:
Sales	113,552	150,786	51,394
Depreciation/amortization/paydowns	30,489	24,328	20,681
Other dispositions	3,571	—	—
Reconciliation of partnership interest	—	153,864	—
	147,612	328,978	72,075
Balance at end of year	$911,250	$793,572	$757,027