Form 10-Q
period 2017-12-31
BRT Apartments Corp.
filed 2018-02-09
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

14,136,004 Shares of Common Stock,
par value $0.01 per share, outstanding on February 8, 2018

BRT APARTMENTS CORP. AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2017 (Unaudited)	September 30, 2017
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $72,938 and $64,290	$931,996	$902,281
Real estate loan	5,350	5,500
Cash and cash equivalents	13,687	12,383
Restricted cash	8,074	6,151
Deposits and escrows	23,630	27,839
Investments in unconsolidated joint ventures	21,115	21,415
Other assets	8,933	9,359
Real estate property held for sale	—	8,969
Total Assets (a)	$1,012,785	$993,897
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $6,220 and $6,345	$712,061	$697,826
Junior subordinated notes, net of deferred costs of $377 and $382	37,023	37,018
Accounts payable and accrued liabilities	20,354	22,348
Total Liabilities (a)	769,438	757,192

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 300,000 shares authorized;
13,333 shares outstanding in both periods	133	133
Additional paid-in capital	202,225	201,910
Accumulated other comprehensive income	1,346	1,000
Accumulated deficit	(33,292)	(37,047)
Total BRT Apartments Corp. stockholders’ equity	170,412	165,996
Non-controlling interests	72,935	70,709
Total Equity	243,347	236,705
Total Liabilities and Equity	$1,012,785	$993,897

(a)
The Company's consolidated balance sheets include the assets and liabilities of consolidated variable interest entities (VIEs). See note 6. The consolidated balance sheets include the following amounts related to the Company's VIEs as of December 31, 2017 and September 30, 2017, respectively: $738,940 and $707,546 of real estate properties, $8,282 and $8,626 of cash and cash equivalents, $14,013 and $13,873 of deposits and escrows, $8,139 and $8,148 of other assets, $0 and $8,969 of real estate properties held for sale, $573,078 and $558,568 of mortgages payable and $12,852 and $14,419 of accounts payable and accrued liabilities.

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended December 31,

	2017	2016
Revenues:
Rental and other revenues from real estate properties	$28,162	$25,029
Other income	187	611
Total revenues	28,349	25,640
Expenses:
Real estate operating expenses - including $785 and $610 to related parties	13,347	12,446
Interest expense	7,980	6,687
General and administrative - including $81 and $79 to related parties	2,303	2,597
Depreciation	8,648	6,297
Total expenses	32,278	28,027
Total revenue less total expenses	(3,929)	(2,387)
Equity in loss of unconsolidated joint ventures	(25)	—
Gain on sale of real estate	12,519	35,838
Loss on extinguishment of debt	(257)	(799)
Income from continuing operations	8,308	32,652
Provision for taxes	106	350
Income from continuing operations, net of taxes	8,202	32,302
Net income attributable to non-controlling interests	(1,851)	(16,532)
Net income attributable to common stockholders	$6,351	$15,770

Weighted average number of shares of common stock outstanding:
Basic	14,022,438	13,898,626
Diluted	14,222,438	13,898,626

Per share amounts attributable to common stockholders:
Basic	$0.45	$1.13
Diluted	$0.45	$1.13

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,

	2017	2016
Net income	$8,202	$32,302
Other comprehensive income:
Unrealized gain on derivative instruments	502	3,268
Other comprehensive income	502	3,268
Comprehensive income	8,704	35,570
Comprehensive income attributable to non-controlling interests	(2,007)	(17,531)
Comprehensive income attributable to common stockholders	$6,697	$18,039

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended December 31, 2017
(Unaudited)
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2017	$133	$201,910	$1,000	$(37,047)	$70,709	$236,705
Distributions - Common Stock - $0.18 per share	—	—	—	(2,596)	—	(2,596)
Compensation expense - restricted stock and restricted stock units	—	315	—	—	—	315
Contributions from non-controlling interests	—	—	—	—	4,535	4,535
Distributions to non-controlling interests	—	—	—	—	(4,316)	(4,316)
Net income	—	—	—	6,351	1,851	8,202
Other comprehensive income	—	—	346	—	156	502
Comprehensive income	—	—	—	—	—	8,704
Balances, December 31, 2017	$133	$202,225	$1,346	$(33,292)	$72,935	$243,347

    See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$8,202	$32,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,648	6,297
Amortization of deferred borrowing fees	364	306
Amortization of restricted stock and restricted stock units	315	324
Equity in loss of unconsolidated joint ventures	25	—
Gain on sale of real estate	(12,519)	(35,838)
Loss on extinguishment of debt	257	799
Increases and decreases from changes in other assets and liabilities:
Decrease in interest receivable	—	2,362
Decrease in deposits and escrows	4,209	688
Decrease in other assets	930	850
Decrease in accounts payable and accrued liabilities	(2,066)	(282)
Net cash provided by operating activities	8,365	7,808

Cash flows from investing activities:
Collections from real estate loan	150	13,600
Additions to real estate properties	(36,910)	(20,335)
Net costs capitalized to real estate properties	(1,610)	(2,971)
(Increase) decrease in restricted cash	(1,923)	700
Proceeds from the sale of real estate properties	21,790	127,859
Distributions from unconsolidated joint ventures	275	—
Contributions to unconsolidated joint ventures	—	(14,335)
Net cash (used in) provided by investing activities	(18,228)	104,518

Cash flows from financing activities:
Proceeds from mortgages payable	24,470	9,369
Mortgage payoffs	(9,290)	(78,417)
Mortgage principal payments	(1,328)	(1,206)
Increase in deferred financing costs	(380)	(291)
Dividends paid	(2,524)	—
Contributions from non-controlling interests	4,535	3,786
Distributions to non-controlling interests	(4,316)	(21,726)
Repurchase of shares of beneficial interest/common stock	—	(9)
Net cash provided by (used in) financing activities	11,167	(88,494)

Net increase in cash and cash equivalents and restricted cash	1,304	23,832
Cash and cash equivalents and restricted cash at beginning of period	12,383	27,399
Cash and cash equivalents and restricted cash at end of period	$13,687	$51,231

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $0 and $84 respectively	$7,605	$6,372
Taxes paid	$25	$—
Acquisition of real estate through assumption of debt	$—	$27,638

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company"), a Maryland corporation, owns, operates and develops multi‑family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi‑family properties are acquired with joint venture partners in transactions in which the Company contributes a significant portion of the equity. At December 31, 2017, the Company owns: (a) 34 multi-family properties with 9,684 units (including 445 units at two properties engaged in lease-up activities and 402 units at a property under development), located in 11 states with a carrying value of $921,522,000; and (b) interests in three unconsolidated multi-family joint ventures with a carrying value of $21,000,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2017, and for the three months ended December 31, 2017 and 2016, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 2017 and 2016, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of September 30, 2017, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.
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
The joint ventures that own properties in Dallas, TX and St. Louis, MO were determined not to be a VIEs but are consolidated because the Company has controlling rights in such entities.
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
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Substantially all of the Company's assets are comprised of multi- family real estate assets generally leased to tenants on a one year basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

Note 3 ‑ Equity

Equity Distribution Agreements

On January 11, 2018, the Company entered into equity distribution agreements with three sales agents to sell up to an aggregate of $20,000,000 of its common stock from time-to-time in an at-the-market offering. Through February 8, 2018, the

Company sold 113,566 shares of common stock for proceeds of $1,463,000, net of commissions of $50,000, and estimated offering costs of $50,000 for professional and related fees.

Common Stock Dividend Distribution

The Company declared a quarterly cash distribution of $0.18 per share, payable on January 5, 2018 to stockholders of record on December 22, 2017.

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
Restricted Stock Units
Pursuant to the Plan, in June 2016, the Company issued restricted stock units (the "Units") to acquire up to 450,000 shares of common stock. The Units entitle the recipients, subject to continued service through the March 31, 2021 vesting date to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends paid from the grant date through the vesting date with respect to the shares of common stock underlying the Units if, when, and to the extent, the related Units vest. Because the Units are not participating securities, for financial statement purposes, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. The shares underlying the Units are contingently issuable shares and 200,000 of these shares have been included in the diluted earnings per share as the market conditions with respect to such units, had been met at December 31, 2017.
Expense is recognized over the five year vesting period on the Units which the Company expects to vest. The Company recorded $72,000 and $110,000 of compensation expense related to the amortization of unearned compensation with respect to the Units in the three months ended December 31, 2017 and 2016, respectively. At December 31, 2017 and September 30, 2017, $942,000 and $1,015,000, respectively, has been deferred and will be charged to expense over the remaining vesting period.
Restricted Stock
As of December 31, 2017, an aggregate of 689,375 shares of unvested restricted stock are outstanding pursuant to the 2016 Incentive Plan and the 2012 Incentive Plan (the "Prior Plan"). No additional awards may be granted under the Prior Plan. All shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.
For the three months ended December 31, 2017 and 2016, the Company recorded $243,000 and $214,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At December 31, 2017 and September 30, 2017, $2,113,000 and $2,356,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average vesting period of these shares of restricted stock is 2.1 years.
Stock Buyback
On September 5, 2017, the Board of Directors approved a repurchase plan authorizing the Company, effective as of October 1, 2017, to repurchase up to $5,000,000 of shares of common stock through September 30, 2019. During the three months ended December 31, 2017, no shares were repurchased pursuant to this plan.
Per Share Data
Basic earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of common shares outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. For the three months ended December 31, 2017, the Company included

200,000 shares of common stock underlying the Units in the calculation of diluted earning per share as a market criteria, with respect to such units, has been met at December 31, 2017.
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2017	2016
Numerator for basic and diluted earnings per share attributable to common stockholders:
Net income attributable to common stockholders	$6,351	$15,770

Denominator:
Denominator for basic earnings per share—weighted average number of shares	14,022,438	13,898,626
Effect of diluted securities	200,000	—
Denominator for diluted earnings per share—adjusted weighted average number of shares and assumed conversions	14,222,438	13,898,626

Basic earnings per share	$0.45	$1.13
Diluted earnings per share	$0.45	$1.13

Note 4 ‑ Real Estate Properties

Real estate properties (including properties held for sale) consist of the following (dollars in thousands):

	December 31, 2017	September 30, 2017
Land	$140,452	$138,094
Building	833,088	808,366
Building improvements	31,394	31,411
Real estate properties	1,004,934	977,871
Accumulated depreciation	(72,938)	(66,621)
Total real estate properties, net	$931,996	$911,250

A summary of real estate properties owned (including properties held for sale) follows (dollars in thousands):

	September 30, 2017 Balance	Additions	Capitalized Costs and Improvements	Depreciation	Sales	December 31, 2017 Balance
Multi-family	$890,300	$31,008	$1,610	$(8,620)	$(9,126)	$905,172
Multi-family development - West Nashville, TN	10,448	5,902	—	—	—	16,350
Land - Daytona, FL	8,021	—	—	—	—	8,021
Shopping centers/Retail - Yonkers, NY	2,481	—	—	(28)	—	2,453
Total real estate properties	$911,250	$36,910	$1,610	$(8,648)	$(9,126)	$931,996

The following table summarizes the allocation of the purchase price of two properties purchased during the three months ended December 31, 2017 (dollars in thousands):

Purchase Price Allocation
Land	$3,289
Building and improvements	27,136
Acquisition-related intangible assets	486
Total consideration	$30,911

Note 5 ‑ Acquisitions and Dispositions

Property Acquisitions

The table below provides information for the three months ended December 31, 2017 regarding the Company's purchases of multi-family properties (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Madison, AL	12/7/2017	204	$18,420	$15,000	$4,456	80%	$247
Boerne, TX (a)	12/14/2017	120	12,000	9,200	3,780	80%	244
		324	$30,420	$24,200	$8,236		$491
_________________________________
(a) Includes $500,000 for the acquisition of a land parcel adjacent to the property.

On February 7, 2018, the Company acquired, through a joint venture in which it has a 50% equity interest, a 522- unit multi-family property located in Ocoee, FL, for $71,347,000, including $53,100,000 of mortgage debt obtained in connection with the acquisition. The mortgage debt matures in January 2028, bears interest at a fixed rate of 3.90%, is interest only for seven years, and thereafter amortizes based on a 30 year schedule. The Company contributed $12,370,000 for its 50% ownership interest.

The table below provides information for the three months ended December 31, 2016 regarding the Company's purchase of a multi-family property (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Fredricksburg, VA	11/4/2016	220	$38,490	29,940	$8,720	80%	643

Property Dispositions

The following table is a summary of a real estate property disposed of by the Company in the three months ended December 31, 2017 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
Melbourne, FL	10/25/2017	208	$22,250	$12,519	$2,504

On February 5, 2018, the Company sold The Fountains Apartments, West Palm Beach, Florida for $97,200,000. The Company anticipates recognizing, in the quarter ending March 31, 2018, an aggregate gain on the sale of the property of approximately $41,800,000, of which approximately $20,500,000 will be allocated to the non-controlling interest. In connection with the sale, the Company also incurred approximately $594,000 of mortgage prepayment costs, of which approximately $290,000 will be allocated to the non-controlling interest. This property was not classified as held for sale at December 31, 2017, as it did not meet the criteria established for such classification.

The following table is a summary of the real estate properties disposed of by the Company in the three months ended December 31, 2016 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
Greenville, SC	10/19/2016	350	$68,000	$18,483	9,329
Panama City, FL	10/26/2016	160	14,720	7,393	$3,478
Atlanta, GA	11/21/2016	350	36,750	8,905	4,166
Hixson,TN	11/30/2016	156	10,775	608	152
New York, NY	12/21/2016	1	465	449	—
		1,017	$130,710	$35,838	$17,125

Impairment Charges

The Company reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Company measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the quarters ended December 31, 2017 and 2016, no impairment charges were recorded.

NOTE 6 - Variable Interest Entities

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

The following is a summary of the carrying amounts with respect to the consolidated VIEs and their classification on the Company's consolidated balance sheets (amounts in thousands):

	December 31, 2017 (Unaudited)	September 30, 2017
ASSETS
Real estate properties, net of depreciation of $59,573 and $52,873	$738,940	$707,546
Cash and cash equivalents	8,282	8,626
Deposits and escrows	14,013	13,873
Other assets	8,139	8,148
Real estate properties held for sale	—	8,969
Total Assets	$769,374	$747,162

LIABILITIES
Mortgages payable, net of deferred costs of $5,088 and $5,170	$573,078	$558,568
Accounts payable and accrued liabilities	12,852	14,419
Total Liabilities	$585,930	$572,987

Note 7 - Real Estate Property Held For Sale

At September 30, 2017, Waverly Place Apartments, Melbourne, FL, with a book value of $8,969,000, was held for sale. This property was sold on October 25, 2017. The Company recognized a gain on the sale of the property of approximately $12,519,000, of which approximately $2,504,000 was allocated to the non-controlling interest. The Company did not have any properties that met the criteria for held-for-sale classification at December 31, 2017.

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

Note 9 – Investment in Unconsolidated Ventures

The Company has interests in unconsolidated joint ventures that own multi-family properties. The table below provides information regarding these joint ventures at December 31, 2017 (dollars in thousands):

Location	Number of Units	Carrying Value	Mortgage Debt	Percent Ownership
Columbia, SC	374	$4,901	$41,000	32%
Columbia, SC (a)	339	8,665	—	46%
Forney, TX (b)	313	7,440	25,350	50%
Other investments	N/A	109	N/A	N/A
	1,026	$21,115	$66,350
__________________________

(a)
Reflects land purchased for a development project at which construction of 339 units is planned. Construction financing for this project of up to $47,426,000 has been secured. Such financing bears interest at 4.08% and matures in June 2020. At December 31, 2017, no amounts have been drawn on this financing.

(b)	This interest is held through a tenancy-in-common.

The net loss from these ventures was $25,000 and $0 in the three months ended December 31, 2017 and 2016, respectively.

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	December 31, 2017	September 30, 2017
Mortgages payable	$718,281	$704,171
Junior subordinated notes	37,400	37,400
Deferred mortgage costs	(6,597)	(6,727)
Total debt obligations, net of deferred costs	$749,084	$734,844

Mortgages Payable

During the three months ended December 31, 2017, the Company obtained the following mortgage debt in connection with the related property acquisitions (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
Madison, AL	12/7/17	$15,000	4.08%	60 months	January 2028
Boerne, TX (a)	12/14/17	9,200	LIBOR+ 2.39%	36 months	January 2028
		$24,200
_____________________________
(a) The Company entered into an agreement related to this loan to cap LIBOR at 3.86%. See Note 13.

The Company has two construction loans that are being used to finance two separate construction projects. Information regarding these loans at December 31, 2017 is set forth below (dollars in thousand):

Location	Closing Date	Maximum Loan Amount	Amount outstanding	Interest Rate	Maturity Date	Extension Option
N Charleston, SC (a)	10/13/2015	$30,265	$29,863	LIBOR + 1.70%	10/13/2019	1 year
Nashville,TN	6/2/2017	47,426	—	LIBOR + 2.85%	6/2/2020	N/A
		$77,691	$29,863
_____________________
(a) Currently in lease up.

Junior Subordinated Notes

At December 31, 2017 and September 30, 2017, the Company's junior subordinated notes had an outstanding principal balance of $37,400,000, before deferred financing costs of $377,000 and $382,000, respectively. At December 31, 2017, the interest rate on the outstanding balance is three month LIBOR + 2.00%, or 3.17%.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended December 31, 2017 and 2016, which includes amortization of deferred costs, was $330,000 and $274,000, respectively.

Note 11 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, to provide services previously provided pursuant to an advisory agreement which was terminated on December 31, 2015. The aggregate fees paid for these services in the three months ended December 31, 2017 and 2016 were $302,000 and $288,000, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould, under renewable year-to-year agreements. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $9,000 and $8,000 for the three months ended December 31, 2017 and 2016, respectively.
The Company shares facilities, personnel and other resources with One Liberty Properties, Inc., Majestic Property, and Gould Investors, L.P. Certain of our executive officers and/or directors also serve in management positions, and have ownership interests, in One Liberty and/or Georgetown Partners Inc., the managing partner of Gould Investors L.P. The allocation of expenses for the facilities, personnel and other resources shared by the Company, One Liberty and Gould Investors is computed in accordance with a shared services agreement by and among the Company and these entities and is included in general and administrative expense on the consolidated statements of operations. For the three months ended December 31, 2017 and 2016, net allocated general and administrative expenses reimbursed by the Company to Gould Investors L.P. pursuant to the shared services agreement aggregated $81,000 and $79,000, respectively.

Management of many of the Company's multi-family properties (including two unconsolidated multi-family properties) is performed by the Company's joint venture partners or their affiliates. None of these joint venture partners is Gould Investors L.P., Majestic Property or their affiliates. Management fees to these related parties for the three months ended December 31, 2017 and 2016 were $818,000 and $624,000, respectively. In addition, the Company may pay an acquisition fee to a joint venture partner in connection with a property purchased by such joint venture. Capitalized acquisition fees to these related parties for the three months ended December 31, 2017 and 2016, were $230,000 and $300,000, respectively.

Note 12 – Fair Value of Financial Instruments

Financial Instruments Not Carried at Fair Value

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

Junior subordinated notes: At December 31, 2017 and September 30, 2017, the estimated fair value of the notes is lower than their carrying value by approximately $15,243,000 and $15,705,000 based on a market interest rate of 7.11% and 6.37%, respectively.

Mortgages payable: At December 31, 2017, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $13,750,000 assuming market interest rates between 3.85% and 5.3% and at September 30, 2017, the estimated fair value of the Company's mortgages payable was greater than their carrying value by approximately $11,400,000 assuming market interest rates between 3.78% and 5.02%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Carried at Fair Value

The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs. The Company does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of December 31, 2017 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Assets:
Interest rate swaps	$1,948	—	$1,948
Interest rate cap	3	—	3
Total Financial Assets	$1,951	—	$1,951

Financial Liabilities:
Interest rate swap	$1	—	$1

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At December 31, 2017, these derivatives are included in other assets and other accounts payable and accrued liabilities on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with them utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivatives valuation is classified in Level 2 of the fair value hierarchy.

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

The effective portion of changes in the fair value of derivatives, designated and that qualify as cash flow hedges, is recorded in Accumulated Other Comprehensive Income on our consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
As of December 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Fixed Rate	Maturity
Interest rate cap on LIBOR	$9,200	3.86%	January 1, 2021
Interest rate swap	1,418	5.25%	April 1, 2022
Interest rate swap	26,400	3.61%	May 6, 2023
Interest rate swap	27,000	4.05%	September 19, 2026

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
December 31, 2017		September 30, 2017
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$1,951	Other Assets	$1,460
Accounts payable and accrued liabilities	$1	Accounts payable and accrued liabilities	$14

As of December 31, 2017, the Company did not have any derivative instruments that were considered to be ineffective and does not use derivative instruments for trading or speculative purposes.

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive (loss) income for the dates indicated (dollars in thousands):

	Three Months Ended December 31,
	2017	2016
Amount of gain recognized on derivative in Other Comprehensive Income	$459	$3,123
Amount of loss reclassified from Accumulated Other Comprehensive Income into Interest expense	$43	$145

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges during the three months ended December 31, 2017 and December 31, 2016. The Company estimates an additional $93,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense over the next twelve months.

Credit-risk-related Contingent Features

The agreement between the Company and its derivative counterparties provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.

As of December 31, 2017, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreement, was $2,200. As of December 31, 2017, the Company has not posted any collateral related to these agreements. If the Company had been in breach of these agreements at December 31, 2017, it could have been required to settle its obligations thereunder at its termination value of $2,200.

Note 14 – New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), prescribes a single, common revenue standards which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, including most industry-specific requirements. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 outlines a five step model to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard during the year ending September 30, 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting (ii) eliminates most real estate specific lease provisions, and (iii) aligns many of the underlying lessor model principles with those in the new revenue standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We are required to adopt ASU 2016-02 using the modified retrospective approach which requires us to record leases existing as of or are entered into after the beginning of the earliest comparative period presented in the financial statements under the new lease standard. We are currently evaluating the impact of our pending adoption of ASU No. 2016-02 on our consolidated financial statements. We believe our adoption of the new leasing standard will result in an immaterial increase in the assets and liabilities on our consolidated balance sheets, with no material impact to our consolidated statements of income and comprehensive income.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact, if any, on the consolidated financial statements.

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2017 that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions or variations thereof. Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended September 30, 2017.

Overview

General

We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, operation and development of multi‑family properties. These activities are conducted primarily through joint ventures in which we have a substantial ownership position. At December 31, 2017, we (i) own 34 multi‑family properties located in 11 states with an aggregate of 9,684 units (including 445 units at two properties engaged in lease up activities (i.e., Factory at Garco Park and Vanguard Heights) and 402 units at a property under development (i.e., Bells Bluff)) and a carrying value of $921.5 million and (ii) have ownership interests, through unconsolidated entities, in three multi-family properties with a carrying value of $21.0 million. Most of our properties are located in the southeast United States and Texas.

As used herein, the term "same store properties" refers to operating properties that were owned for the entirety of the periods being presented and excludes properties that were in development or lease up during such periods. Retreat at Cinco Ranch Katy, Texas, has been excluded from same store properties properties due to the damage it sustained from Hurricane Harvey.

Hurricane Harvey

In August 2017, Hurricane Harvey caused significant damage to our 268-unit Retreat at Cinco Ranch, Katy, Texas property. Among other things, 96 of our ground floor units are currently uninhabitable and as a result of the extensive damage to the common areas of the property (i.e., pool and clubhouse), we have offered, and may continue to offer, rent concessions and other accommodations to induce current and prospective tenants for the second and third floor units to reside at the property. As a result of the hurricane, in 2017 we reduced the carrying value of this property by $3.6 million and, because we believe it is probable that we will recover such sum from our insurance coverage, less a $100,000 deductible, we recognized $3.5 million in insurance recoveries. Though this insurance claim has not been resolved, as of February 8, 2018, $2 million of insurance proceeds has been received.

We believe that our business interruption insurance will cover our losses in rental income with respect to the ground floor units until such units are repaired and accordingly, we continue to accrue revenues to be generated from such units. We are also seeking to recover from our insurance carriers the cost of rent concessions and other accommodations we offered tenants and prospective tenants, which for the quarter ended December 31, 2017, was $93,000. We continue to offer rent concessions  and other accommodations to tenants and prospective tenants at this property and can provide no assurance that we will be reimbursed for any rent concessions provided. We anticipate that this property will be substantially repaired by September 2018.

Acquisitions, Dispositions and Other Developments During the Three Months Ended December 31, 2017
Acquisitions

On December 7, 2017, we acquired Magnolia Pointe at Madison, a 204 unit multi-family property located in Madison, AL, for $18.4 million, including $15.0 million of mortgage debt obtained in connection with the acquisition. Based on the occupancy and rental rates at the time of acquisition, we estimate that on a quarterly basis, this property will generate $520,000 of rental revenue, $250,000 of real estate operating expense, $161,000 of interest expense and $235,000 of depreciation expense.

On December 14, 2017, we acquired Woodland Apartments, a 120 unit multi-family property located in Boerne, TX, for $12 million, including $9.2 million of mortgage debt obtained in connection with the acquisition. Based on the occupancy and rental rates at the time of acquisition, we estimate that on a quarterly basis, this property will generate $310,000 of rental revenue, $163,000 of real estate operating expense, $91,000 of interest expense and $167,000 of depreciation expense.

Dispositions
On October 25, 2017, we sold Waverly Place Apartments, in Melbourne, FL, for a sales price of $22.3 million. In connection with the sale, we recognized a gain of $ 12.5 million, of which $2.5 million was allocated to the non-controlling partner. We also incurred $257,000 of mortgage prepayment costs, of which $51,000 was allocated to the non-controlling patner. In the quarter ended September 30, 2017, this property generated $688,000 of rental revenues, $373,000 of operating expenses, $101,000 of interest expense and $78,000 of depreciation expense.

Generally, in the event of the sale of a multi-family property owned by a joint venture, as a result of allocation/distribution provisions of the applicable joint venture operating agreement, the allocation and distributions of cash and profits to us (as opposed to our joint venture partner) will be less than that implied by our percentage equity interest in the property

Dividend Declared During the Quarter Ended December 31, 2017
During the quarter ended December 31, 2017, we declared a quarterly dividend on our common stock of $0.18 per share to be paid on January 5, 2018 to stockholders of record on December 22, 2017.

Changes to Federal Tax Laws

On December 22, 2017, the Tax Cuts and Jobs Act ("The Tax Act") was enacted. The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. While the changes in The Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. See Part II, Item 1A. "Risk Factors".

Recent Developments

On January 11, 2018,we entered into equity distribution agreements with three sales agents to sell up to an aggregate of $20,000,000 of our common stock in an at-the-market offering. Through February 8, 2018, we sold 113,566 shares of common stock for proceeds of approximately $1.5 million, net of commissions of $30,000, and incurred estimated offering costs of $50,000 for professional and related fees.

On February 5, 2018, we sold The Fountains Apartments, West Palm Beach, Florida for a sales price of $97.2 million. The Company anticipates recognizing, in the quarter ending March 31, 2018, an aggregate gain on the sale of the property of approximately $41.8 million, of which approximately $20.5 million will be allocated to non-controlling partner. In connection with the sale, we also incurred approximately $594,000 of mortgage prepayment costs, of which approximately $291,000 will be allocated to non-controlling interests.

On February 7, 2018, we acquired, through a joint venture in which we have a 50% equity interest, a 522-unit multi-family property located in Ocoee, FL, for $71.3 million, including $53.1 million in mortgage debt obtained in connection with the acquisition. The mortgage matures in January 2028, bears interest at a fixed rate of 3.90%, is interest only for seven years, and thereafter amortizes based on a 30 year schedule. We estimate that on a quarterly basis, this property will generate $1.6 million of rental revenue, $776,000 of real estate operating expenses, $532,000 of interest expense and $948,000 of depreciation expense.

Results of Operations – Three months ended December 31, 2017 compared to three months ended December 31, 2016.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands):	2017	2016	Increase (Decrease)	% Change
Rental and other revenues from real estate properties	$28,162	$25,029	$3,133	12.5
Other income	187	611	(424)	(69.4)
Total revenues	$28,349	$25,640	$2,709	10.6

Rental and other revenues from real estate properties.

The increase is due primarily to:

•	$4.5 million from seven properties acquired during the twelve months ended December 31, 2017, including two properties acquired in the current quarter that contributed $233,000 of revenues,

•	$796,000 from same store properties due to a net increase in rental and occupancy rates - seven properties accounted for 80% of the overall increase,

•	$669,000 from our Factory at Garco property that is currently in lease up, and

•	$383,000 from the inclusion, for the entire three months ended December 31, 2017, of one property that was only owned for a portion of the corresponding period in the prior year.

Offsetting this increase was a decrease of:

•	$3.0 million from the eight properties sold from October 1, 2016 to December 31, 2017, including $401,000 from the sale of Waverly Place Apartments, and

•	$93,000 from Retreat at Cinco Ranch as a result of concessions offered to the tenants to maintain their tenancy at the property.

Other Income.

The decrease is due to reduced interest income on our loan to the Newark Joint Venture primarily as a result of the $13.6 million paydown in December 2016.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Real estate operating expenses	$13,347	$12,446	$901	7.2
Interest expense	7,980	6,687	1,293	19.3
General and administrative	2,303	2,597	(294)	(11.3)
Depreciation	8,648	6,297	2,351	37.3
Total expenses	$32,278	$28,027	$4,251	15.2

Real estate operating expenses.

The increase is due primarily to:

•	$2.0 million from seven properties acquired during the twelve months ended December 31, 2017, including two properties acquired in the current quarter that accounted for $97,000 of this expense,

•	$184,000 from Factory at Garco Park which is currently in lease up,

•	$174,000 from several same store properties due primarily to increased repair and maintenance expense and utilities expense, and

•	$161,000 from the inclusion, for the entire three months ended December 31, 2017, of a property that was only owned for a portion of the corresponding period in the prior year.

Offsetting the increase is $1.6 million of expense related to the the eight properties sold from October 1, 2016 to December 31, 2017, including $306,000 from Waverly Place Apartments.

Interest expense.

The increase is due primarily to:

•
$1.6 million from the mortgage debt on seven properties acquired during the twelve months ended December 31, 2017, two of which were acquired in the current quarter and contributed $60,000 of interest expense,

•	$235,000 from interest expense from Factory at Garco Park - interest of $84,000 on this property was capitalized in the corresponding period of the prior year, and

•
$117,000 due to the inclusion, for the entire three months ended December 31, 2017, of the mortgage interest on a property that was only owned for a portion of the corresponding period of the prior year.

Offsetting the increase is a decrease of $403,000 relating to the mortgage debt on eight properties sold from October 1, 2016 to December 31, 2017, including $70,000 relating to the sale of Waverly Place Apartments.

General and administrative expense. The decrease is due primarily to the inclusion, in the three months ended December 31, 2016, of approximately $310,000 of professional and other fees, a significant portion of which related to our conversion to a Maryland corporation.

Depreciation.
The increase is due primarily to:

•
$2.3 million from seven properties acquired during the twelve months ended December 31, 2017 including, two of properties acquired in the current quarter that contributed $90,000 of depreciation expense,

•	$410,000 from Factory at Garco Park,which was under development in the corresponding period in the prior year, and is currently in lease-up, and

•	$296,000 from the inclusion, for the entire three months ended December 31, 2017, of a property that was only owned for a portion of the corresponding period of the prior year.

Offsetting the increase is a decrease of $440,000 from properties sold from October 1, 2016 to December 31, 2017.

Other Income and Expenses

Gain on sale of real estate. During the three months ended December 31, 2017, we sold Waverly Place Apartments for a sales price of $22.3 million and recognized a gain of $12.5 million, of which $2.5 million was allocated to the non-controlling partner. During the three months ended December 31, 2016, we sold four multi-family properties and a cooperative apartment unit for an aggregate sales price of $130.7 million and recognized an aggregate gain of $35.8 million, of which $17.1 million was allocated to the non-controlling partner.

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service obligations, acquire properties, make capital improvements and pay dividends. Generally, our primary sources of capital and liquidity have been the operations of, and distributions from, our multi-family properties, our available cash (including restricted cash), mortgage debt financing and our share of the net proceeds from the sale of multi-family properties. As a result of the at-the-market equity offering program that commenced January 11, 2018, we may, in the future, generate funds from the sale of our common stock. At December 31, 2017 and February 1, 2018, our available cash, excluding restricted cash of $8.1 and $8.0 million respectively, intended for capital improvements at 17 multi-family properties, is approximately $13.7 million and $26.7 million, respectively.
We anticipate that operating expenses payable through 2019 will be funded from the cash generated from operations of our properties and that the debt service (including principal payments) payable in 2018 and 2019 will be funded from the cash generated from operations of the properties, the refinancing of mortgages, our share of the proceeds from the sale of our properties and from sales of our common stock, if any.
    The mortgage debt with respect to the multi-family properties generally is non-recourse to us and our subsidiary holding our interest in the applicable joint venture. Our ability to acquire additional multi-family properties is limited by our available cash and the availability of mortgage debt.
We anticipate that the construction and other costs associated with the 402 unit Bells Bluff development project will be funded by capital previously contributed by us and our joint venture partner and in-place construction financing of up to $47.4 million. As of December 31, 2017, there have been no draws against this construction loan.
We intend to refinance the adjustable rate mortgages in aggregate principal amount of $56.3 million at our two properties that are currently in lease up ( Factory at Garco in N. Charleston, SC and Vanguard Heights, Creve Coeur, MO) with longer term fixed-rate financing once these properties has been stabilized; however no assurance can be given that these properties will ever be stabilized, that financing will be available at such time or, if available, that it will be on terms acceptable to us. These loans mature (after giving effect to extension options) in October 2020 and April 2019, respectively.

Cash Distribution Policy
We are taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the “Code”. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute to our stockholders within the time frames prescribed by the Code at least 90% of our ordinary taxable income. Management currently intends to maintain our REIT status. As a REIT, we generally will not be subject to corporate Federal income tax on taxable income we distribute to stockholders in accordance with the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for Federal taxation as a REIT, we are subject to certain state and local taxes on our income and to Federal income and excise taxes on undistributed taxable income, (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code).
                We estimate that our net operating losses at December 31, 2017 range from $7 million to $11 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT. Notwithstanding the foregoing, on each of October 5, 2017 and January 5, 2018, we paid a cash dividend of $0.18 per share. Though we intend to continue to pay cash dividends on a quarterly basis, we cannot provide any assurance that we will do so.

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

The table below provides a reconciliation of net loss determined in accordance with Generally Accepted Accounting Principles ("GAAP") to FFO and AFFO for each of the indicated periods (amounts in thousands):

	Three Months Ended December 31,
	2017	2016
GAAP Net income attributable to common stockholders	$6,351	$15,770
Add: depreciation of properties	8,648	6,297
Add: our share of depreciation in unconsolidated joint ventures	217	83
Deduct: gain on sale of real estate and partnership interest	(12,519)	(35,838)
Adjustments for non-controlling interests	190	15,574
NAREIT Funds from operations attributable to common stockholders	2,887	1,886

Adjustments for: straight-line rent accruals	(10)	(22)
Add: loss on extinguishment of debt	257	799
Add: amortization of restricted stock and restricted stock units	315	324
Add: amortization of deferred mortgage costs	359	301
Adjustments for non-controlling interests	(127)	(425)
Adjusted funds from operations attributable to common stockholders	$3,681	$2,863

	Three Months Ended December 31,
	2017	2016
GAAP Net income attributable to common stockholders	$0.45	$1.13
Add: depreciation of properties	0.59	0.46
Add: our share of depreciation in unconsolidated joint ventures	0.02	0.01
Deduct: gain on sale of real estate and partnership interest	(0.88)	(2.58)
Adjustment for non-controlling interests	0.02	1.12
NAREIT Funds from operations per common stock basic and diluted	0.20	0.14

Adjustments for: straight line rent accruals	—	—
Add: loss on extinguishment of debt	0.02	0.06
Add: amortization of restricted stock and restricted stock units	0.02	0.02
Add: amortization of deferred mortgage costs	0.03	0.02
Adjustments for non-controlling interests	(0.01)	(0.03)
Adjusted funds from operations per common stock basic and diluted	$0.26	$0.21

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than seven mortgages, three of which are subject to interest rate swap agreements and one which is subject to an interest rate cap. With respect to the remaining three variable rate mortgages, an increase of 100 basis points in interest rates would reduce annual net income by $681,000 and a decrease of 100 basis points would increase annual net income by $681,000.

As of December 31, 2017, we had three interest rate swap agreements outstanding and one interest rate cap. The fair value of these derivative instruments is dependent upon existing market interest rates and swap spreads, which change over time. At December 31, 2017, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of these derivative instruments and the net unrealized gain thereon would have increased by approximately $3.2 million and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of these derivatives and the net unrealized gain thereon would have decreased by approximately $3.4 million. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At December 31, 2017, the interest rate on these notes was 3.17%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $374,000 annually.

As of December 31, 2017, based on the number of residential units in each state, 29% of our properties are located in Texas, 11% in Florida, 11% in Alabama, 10% in Georgia, 8% in Mississippi, 8% in Missouri, 7% in North Carolina, 7% in South Carolina and the remaining 9% in three other states; we are therefore subject to risks associated with the economies in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 1A. Risk Factors

The following discussion supplements the disclosures set forth in our prior filings with the Securities and Exchange Commission (including without limitation, our Annual Report on Form 10-K for the year ended September 30, 2017, and the prospectus supplement dated January 11, 2018). To the extent any inconsistency or conflict exists between the information included in this Quarterly Report on Form 10-Q and the information in such prior filings, the information set forth herein updates and supersedes the information in such prior filings.

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

The tax laws or regulations governing REITs or the administrative interpretations thereof may be amended at any time. We cannot predict if or when any new or amended law, regulation or administrative interpretation will be adopted, promulgated or become effective, and any such change may apply retroactively. We and our stockholders may be adversely affected by any new or amended law, regulation or administrative interpretation.

On December 22, 2017, the Tax Act was enacted. The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and non-corporate tax rates, the Tax Act eliminates and restricts various deductions and limits the ability to utilize net operating losses ("NOLs") arising in taxable years beginning after December 31, 2017. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Act makes numerous large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

While the changes in the Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will be able to issue administrative guidance on the changes made in the Tax Act.

Stockholders are urged to consult with their tax advisors with respect to the status of the Tax Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our capital stock

Item 5. Other Information

Information with respect to the sale of The Fountains Apartments is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" and incorporated herein by this reference.

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
_____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

February 9, 2018	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

February 9, 2018	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)