Form 10-Q
period 2018-03-31
BRT Apartments Corp.
filed 2018-05-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

14,343,201 Shares of Common Stock,
par value $0.01 per share, outstanding on May 8, 2018

BRT APARTMENTS CORP. AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2018 (Unaudited)	September 30, 2017
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $67,643 and $64,290	$993,250	$902,281
Real estate loan	5,200	5,500
Cash and cash equivalents	30,974	12,383
Restricted cash	7,702	6,151
Deposits and escrows	23,655	27,839
Investments in unconsolidated joint ventures	20,845	21,415
Other assets	7,005	9,359
Real estate property held for sale	—	8,969
Total Assets (a)	$1,088,631	$993,897
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $6,550 and $6,345	$743,225	$697,826
Junior subordinated notes, net of deferred costs of $372 and $382	37,028	37,018
Accounts payable and accrued liabilities	17,002	22,348
Total Liabilities (a)	797,255	757,192

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 300,000 shares authorized;
13,575 and 13,333 shares outstanding	136	133
Additional paid-in capital	203,838	201,910
Accumulated other comprehensive income	2,132	1,000
Accumulated deficit	(10,967)	(37,047)
Total BRT Apartments Corp. stockholders’ equity	195,139	165,996
Non-controlling interests	96,237	70,709
Total Equity	291,376	236,705
Total Liabilities and Equity	$1,088,631	$993,897

(a)
The Company's consolidated balance sheets include the assets and liabilities of consolidated variable interest entities (VIEs). See note 6. The consolidated balance sheets include the following amounts related to the Company's VIEs as of March 31, 2018 and September 30, 2017, respectively: $625,714 and $707,546 of real estate properties, $9,228 and $8,626 of cash and cash equivalents, $8,632 and $13,873 of deposits and escrows, $5,765 and $8,148 of other assets, $0 and $8,969 of real estate properties held for sale, $479,093 and $558,568 of mortgages payable and $7,550 and $14,419 of accounts payable and accrued liabilities.

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenues:
Rental and other revenues from real estate properties	$29,476	$24,702	$57,638	$49,731
Other income	175	181	362	792
Total revenues	29,651	24,883	58,000	50,523
Expenses:
Real estate operating expenses - including $836 and $641 to related parties for the three months ended and $1,621 and $1,252 for the six months ended	14,198	11,909	27,545	24,355
Interest expense	8,657	6,402	16,637	13,089
General and administrative - including $146 and $103 to related parties for the three months ended and $228 and $182 for the six months ended	2,453	2,390	4,756	4,987
Depreciation	9,240	7,772	17,888	14,069
Total expenses	34,548	28,473	66,826	56,500
Total revenue less total expenses	(4,897)	(3,590)	(8,826)	(5,977)
Equity in loss of unconsolidated joint ventures	(63)	—	(88)	—
Gain on sale of real estate	51,981	—	64,500	35,838
Gain on insurance recovery	3,227	—	3,227	—
Loss on extinguishment of debt	(593)	—	(850)	(799)
Income (loss) from continuing operations	49,655	(3,590)	57,963	29,062
Income tax (benefit) provision	(253)	1,108	(147)	1,458
Net income (loss) from continuing operations, net of taxes	49,908	(4,698)	58,110	27,604
Net (income) loss attributable to non-controlling interests	(24,686)	469	(26,537)	(16,063)
Net income (loss) attributable to common stockholders	$25,222	$(4,229)	$31,573	$11,541

Weighted average number of shares of common stock outstanding:
Basic	14,242,076	14,018,099	14,131,050	13,957,706
Diluted	14,442,076	14,018,099	14,331,050	13,957,706

Per share amounts attributable to common stockholders:
Basic	$1.77	$(0.30)	$2.23	$0.83
Diluted	$1.75	$(0.30)	$2.20	$0.83

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,

	2018	2017	2018	2017
Net income (loss)	$49,908	$(4,698)	$58,110	$27,604
Other comprehensive income:
Unrealized gain on derivative instruments	1,132	135	1,634	3,403
Other comprehensive income	1,132	135	1,634	3,403
Comprehensive income (loss)	51,040	(4,563)	59,744	31,007
Comprehensive (income) loss attributable to non-controlling interests	(25,032)	144	(27,039)	(17,387)
Comprehensive income (loss) attributable to common stockholders	$26,008	$(4,419)	$32,705	$13,620

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Six Months Ended March 31, 2018
(Unaudited)
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2017	$133	$201,910	$1,000	$(37,047)	$70,709	$236,705
Distributions - common stock - $0.38 per share	—	—	—	(5,493)	—	(5,493)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	612	—	—	—	612
Contributions from non-controlling interests	—	—	—	—	22,623	22,623
Consolidation of investment in limited partnership	—	—	—	—	12,370	12,370
Distributions to non-controlling interests	—	—	—	—	(36,336)	(36,336)
Purchase of non-controlling interest	—	(82)	—	—	(168)	(250)
Shares issued through equity offering program, net	2	1,399	—	—	—	1,401
Net income	—	—	—	31,573	26,537	58,110
Other comprehensive income	—	—	1,132	—	502	1,634
Comprehensive income	—	—	—	—	—	59,744
Balances, March 31, 2018	$136	$203,838	$2,132	$(10,967)	$96,237	$291,376

    See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in Thousands)

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$58,110	$27,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,888	14,069
Amortization of deferred borrowing fees	742	535
Amortization of restricted stock and restricted stock units	613	710
Equity in loss of unconsolidated joint ventures	88	—
Gain on sale of real estate	(64,500)	(35,838)
Gain on insurance recovery	(3,227)	—
Loss on extinguishment of debt	850	799
Increases and decreases from changes in other assets and liabilities:
Decrease in interest receivable	—	2,324
Decrease in deposits and escrows	7,745	5,871
Decrease in other assets	7,230	1,154
Decrease in accounts payable and accrued liabilities	(5,565)	(5,662)
Net cash provided by operating activities	19,974	11,566

Cash flows from investing activities:
Collections from real estate loan	300	13,600
Additions to real estate properties	(125,901)	(60,580)
Net costs capitalized to real estate properties	(5,247)	(5,430)
(Increase) decrease in restricted cash	(1,551)	764
Investment in limited partnership	(12,370)	—
Purchase of non-controlling interests	(250)	—
Consolidation of investment in limited partnership	1,279	—
Net proceeds from the sale of real estate properties	168,691	128,647
Distributions from unconsolidated joint ventures	482	166
Contributions to unconsolidated joint ventures	—	(14,394)
Net cash (used in) provided by investing activities	25,433	62,773

Cash flows from financing activities:
Proceeds from mortgages payable	78,945	40,363
Mortgage payoffs	(84,727)	(79,215)
Mortgage principal payments	(2,525)	(2,539)
Increase in deferred financing costs	(817)	(719)
Dividends paid	(5,380)	—
Contributions from non-controlling interests	22,623	6,398
Distributions to non-controlling interests	(36,336)	(22,832)
Proceeds from the sale of common stock	1,401	—
Repurchase of shares of beneficial interest/common stock	—	(47)
Net cash provided by (used in) financing activities	(26,816)	(58,591)

Net increase in cash and cash equivalents	18,591	15,748
Cash and cash equivalents at beginning of period	12,383	27,399
Cash and cash equivalents at end of period	$30,974	$43,147

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)
(Dollars in Thousands)

	Six Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $0 and $84, respectively	$15,859	$12,536
Taxes paid	$39	1,778
Acquisition of real estate through assumption of debt	$—	$27,638

Consolidation of investment in limited partnership:
Increase in real estate assets	$(72,395)	$—
Increase in deposits and escrows	(3,561)	—
Increase in other assets	(20)	—
Increase in mortgage payable	53,060	—
Increase in deferred financing costs	(657)	—
Increase in accounts payable and accrued liabilities	112	—
Increase in non controlling interest	12,370	—
Decrease in investment in limited partnership	12,370	—
Increase in cash upon consolidation of limited partnership	$1,279	$—

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2018

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company"), a Maryland corporation, owns, operates and develops multi‑family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi-family properties are acquired with joint venture partners in transactions in which the Company contributes a significant portion of the equity. At March 31, 2018, the Company owns: (a) 34 multi-family properties with 9,632 units (including 445 units at two properties engaged in lease-up activities and 402 units at a property under development), located in 11 states with a carrying value of $982,801,000; and (b) interests in three unconsolidated multi-family joint ventures with a carrying value of $20,637,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2018, and for the three and six months ended March 31, 2018 and 2017, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended March 31, 2018 and 2017, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of September 30, 2017, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.
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
The joint ventures that own properties in Ocoee, FL, Lawrenceville, GA, Dallas, TX and St. Louis, MO were determined not to be a VIEs but are consolidated because the Company has controlling rights in such entities.
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

Note 3 ‑ Equity

Equity Distribution Agreements

On January 11, 2018, the Company entered into equity distribution agreements with three sales agents to sell up to an aggregate of $20,000,000 of its common stock from time-to-time in an at-the-market offering. In the quarter ended March 31, 2018, the Company sold 113,566 shares of common stock for net proceeds of $1,401,000, after giving effect to commissions of

$30,000 and estimated offering costs (i.e. professional and related fees) of $63,000. From April 1, 2018 through May 8, 2018, the Company sold 62,400 shares of common stock for net proceeds of $734,000, after giving effect to commissions of $16,000.

Common Stock Dividend Distribution

The Company declared a quarterly cash distribution of $0.20 per share, payable on April 6, 2018, to stockholders of record on March 27, 2018.

Stock Based Compensation

The Company's Amended and Restated 2018 Incentive Plan (the "2018 Plan") permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance share awards and any one or more of the foregoing, up to a maximum of 600,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards.
Restricted Stock Units
In June 2016, the Company issued restricted stock units (the "Units") to acquire up to 450,000 shares of common stock pursuant to the 2016 Amended and Restated Incentive Plan (the "2016 Incentive Plan") . The Units entitle the recipients, subject to continued service through the March 31, 2021 vesting date, to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends paid from the grant date through the vesting date with respect to the shares of common stock underlying the Units if, when, and to the extent, the related Units vest. For financial statement purposes, because the Units are not participating securities, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. The shares underlying the Units are contingently issuable shares and 200,000 of these shares have been included in the diluted earnings per share as the market conditions with respect to such units had been met at March 31, 2018.
Expense is recognized over the five year vesting period on the Units which the Company expects to vest. For the three months ended March 31, 2018 and 2017, the Company recorded $73,000 and $110,000, respectively, and for the six months ended March 31, 2018 and 2017, the Company recorded $146,000 and $220,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the Units. At March 31, 2018, and September 30, 2017, $870,000 and $1,015,000 of compensation expense, respectively, had been deferred and will be charged to expense over the remaining vesting period.
Restricted Stock
In March 2018, the Company granted 144,797 shares of restricted stock pursuant to the 2018 Incentive Plan. As of March 31, 2018, an aggregate of 706,247 shares of unvested restricted stock are outstanding pursuant to the 2018 Incentive Plan, 2016 Incentive Plan and 2012 Incentive Plan. No additional awards may be granted under the 2016 Incentive Plan and 2012 Incentive Plan. All shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.
For the three months ended March 31, 2018 and 2017, the Company recorded $224,000 and $276,000, respectively, and for the six months ended March 31, 2018 and 2017, the Company recorded $467,000 and $490,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At March 31, 2018, and September 30, 2017, $3,603,000 and $2,356,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 3.5 years.

Stock Buyback
On September 5, 2017, the Board of Directors approved a repurchase plan authorizing the Company, effective as of October 1, 2017, to repurchase up to $5,000,000 of shares of common stock through September 30, 2019. No shares have been repurchased pursuant to this plan.

Per Share Data
Basic earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of common shares outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding and deemed to be outstanding during such period. For the three and six months ended March 31, 2018, the Company included 200,000 shares of common stock underlying the Units in the calculation of diluted earning per share as a market criteria, with respect to such units, has been met at March 31, 2018.
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Numerator for basic and diluted earnings (loss) per share attributable to common stockholders:
Net income (loss) attributable to common stockholders	$25,222	$(4,229)	31,573	11,541

Denominator:
Denominator for basic earnings (loss) per share—weighted average number of shares	14,242,076	14,018,099	14,131,050	13,957,706
Effect of diluted securities	200,000	—	200,000	—
Denominator for diluted earnings per share—adjusted weighted average number of shares and assumed conversions	14,442,076	14,018,099	14,331,050	13,957,706

Basic earnings (loss) per share	$1.77	$(0.30)	$2.23	$0.83
Diluted earnings (loss) per share	$1.75	$(0.30)	$2.20	$0.83

Note 4 ‑ Real Estate Properties

Real estate properties (including properties held for sale) consist of the following (dollars in thousands):

	March 31, 2018	September 30, 2017
Land	$157,105	$138,094
Building	874,679	808,366
Building improvements	29,109	31,411
Real estate properties	1,060,893	977,871
Accumulated depreciation	(67,643)	(66,621)
Total real estate properties, net	$993,250	$911,250

A summary of real estate properties owned (including properties held for sale) follows (dollars in thousands):

	September 30, 2017 Balance	Additions	Capitalized Costs and Improvements	Depreciation	Sales	March 31, 2018 Balance
Multi-family	$890,300	$185,415	$5,247	$(17,833)	$(103,655)	$959,474
Multi-family development - West Nashville, TN	10,448	12,881	—	—	—	23,329
Land - Daytona, FL	8,021	—	—	—	—	8,021
Shopping centers/Retail - Yonkers, NY	2,481	—	—	(55)	—	2,426
Total real estate properties	$911,250	$198,296	$5,247	$(17,888)	$(103,655)	$993,250

The following table summarizes the allocation of the purchase price of four properties purchased during the six months ended March 31, 2018 (dollars in thousands):

Purchase Price Allocation
Land	$37,282
Building and improvements	140,027
Acquisition-related intangible assets	3,992
Total consideration	$181,301

As result of the damage caused by Hurricane Harvey in 2017, the Company reduced the carrying value of Retreat at Cinco Ranch, located in Katy, TX by $3,471,000 and, because the Company believed it was probable that it would recover such sum from its insurance coverage, recognized such sum in insurance recoveries. Through March 31, 2018, the Company received $7,384,000 in insurance recoveries related to Hurricane Harvey, of which $3,227,000 is recorded as a gain on insurance recovery in the three and six months ended March 31, 2018 and $686,000 has been recognized as rental income (i.e. $98,000 in 2017 and $294,000 and $588,000 in the three and six months ended March 31, 2018, respectively.)

Note 5 ‑ Acquisitions and Dispositions

Property Acquisitions

The table below provides information regarding the Company's purchases of multi-family properties for the six months ended March 31, 2018 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Madison, AL	12/7/2017	204	$18,420	$15,000	$4,456	80%	$247
Boerne, TX (a)	12/14/2017	120	12,000	9,200	3,780	80%	244
Ocoee, FL	2/7/2018	522	71,347	53,060	12,370	50%	1,047
Lawrenceville, GA	2/15/2018	586	77,229	54,447	15,179	50%	767
		1,432	$178,996	$131,707	$35,785		$2,305
_________________________________
(a) Includes $500 for the acquisition of a land parcel adjacent to the property.

In the quarter ended March 31, 2018, the Company purchased its partner's 2.5% interest in Avalon Apartments, located in Pensacola, FL., for $250,000.

On April 30, 2018, the Company acquired, through a joint venture in which it has a 80% equity interest, a 208-unit multi-family property located in Daytona, FL, for $20,500,000, including the assumption of $13,608,000 of mortgage debt. The mortgage debt matures in May 2025, bears interest at a fixed rate of 3.94%, is interest only for two years, and thereafter amortizes based on a 30-year schedule. The Company contributed $6,900,000 for its ownership interest.

The table below provides information regarding the Company's purchases of multi-family properties during the six months ended March 31, 2017 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Fredricksburg, VA	11/4/2016	220	$38,490	$29,940	$8,720	80%	$643
St. Louis, MO	2/28/2017	128	27,000	20,000	6,001	75.5%	423
St. Louis, MO	2/28/2017	53	8,000	6,200	2,002	75.5%	134
		401	$73,490	$56,140	$16,723		$1,200

Property Dispositions

The following table is a summary of real estate properties disposed of by the Company during the six months ended March 31, 2018 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
Melbourne, FL	10/25/2017	208	$22,250	$12,519	$2,504
Palm Beach Gardens, FL	2/5/2018	542	97,200	41,830	20,593
Valley, AL	2/23/2018	618	51,000	9,712	4,547
Fort Washington	1/18/2018	1	470	439	—
		1,369	$170,920	$64,500	$27,644

The following table is a summary of the real estate properties disposed of by the Company during the six months ended March 31, 2017 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
Greenville, SC	10/19/2016	350	$68,000	$18,483	$9,329
Panama City, FL	10/26/2016	160	14,720	7,393	3,478
Atlanta, GA	11/21/2016	350	36,750	8,905	4,166
Hixson,TN	11/30/2016	156	10,775	608	152
New York, NY	12/21/2016	1	465	449	—
		1,017	$130,710	$35,838	$17,125

Impairment Charges

The Company reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Company measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the three and six months ended March 31, 2018 and 2017, no impairment charges were recorded.

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

The following is a summary of the carrying amounts with respect to the consolidated VIEs and their classification on the Company's consolidated balance sheets (amounts in thousands):

	March 31, 2018 (unaudited)	September 30, 2017
ASSETS
Real estate properties, net of accumulated depreciation of $48,037 and $52,873	$625,714	$707,546
Cash and cash equivalents	9,228	8,626
Deposits and escrows	8,632	13,873
Other assets	5,765	8,148
Real estate properties held for sale	—	8,969
Total Assets	$649,339	$747,162

LIABILITIES
Mortgages payable, net of deferred costs of $4,189 and $5,170	$479,093	$558,568
Accounts payable and accrued liabilities	7,550	14,419
Total Liabilities	$486,643	$572,987

Note 7 - Real Estate Property Held For Sale

At September 30, 2017, Waverly Place Apartments, Melbourne, FL, with a book value of $8,969,000, was held for sale. This property was sold on October 25, 2017. The Company did not have any properties that met the criteria for held-for-sale classification at March 31, 2018.

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

Note 9 – Investment in Unconsolidated Ventures

The Company has interests in unconsolidated joint ventures that own multi-family properties. The table below provides information regarding these joint ventures at March 31, 2018 (dollars in thousands):

Location	Number of Units	Carrying Value	Mortgage Debt	Percent Ownership
Columbia, SC	374	$4,832	$41,000	32%
Columbia, SC (a)	339	8,665	—	46%
Forney, TX (b)	313	7,140	25,350	50%
Other investments	N/A	208	N/A	N/A
	1,026	$20,845	$66,350
__________________________

(a)
Reflects land purchased for a development project at which construction of 339 units is planned. Construction financing for this project of up to $47,426 has been secured. Such financing bears interest at 4.08% and matures in June 2020. At March 31, 2018, no amounts have been drawn on this financing.

(b)	This interest is held through a tenancy-in-common.

The net loss from these ventures was $63,000 and $0 in the three months ended March 31, 2018 and 2017, respectively and for the six months ended March 31, 2018 and 2017 was $88,000 and $0, respectively.

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2018	September 30, 2017
Mortgages payable	$749,775	$704,171
Junior subordinated notes	37,400	37,400
Deferred mortgage costs	(6,922)	(6,727)
Total debt obligations, net of deferred costs	$780,253	$734,844

Mortgages Payable

During the six months ended March 31, 2018, the Company obtained the following mortgage debt in connection with the related property acquisitions (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
Madison, AL	12/7/17	$15,000	4.08%	60 months	January 2028
Boerne, TX (a)	12/14/17	9,200	LIBOR+ 2.39%	36 months	January 2028
Ocoee, FL	2/7/18	53,060	3.90%	84 months	January 2028
Lawrenceville, GA	2/15/18	54,447	3.97%	120 months	March 2028
		$131,707
_____________________________
(a) The Company entered into an agreement related to this loan to cap LIBOR at 3.86%. See Note 13.

The Company has two construction loans financing two separate construction projects. Information regarding these loans at March 31, 2018 is set forth below (dollars in thousand):

Location	Closing Date	Maximum Loan Amount	Amount outstanding	Interest Rate	Maturity Date	Extension Option
N Charleston, SC (a)	10/13/2015	$30,265	$29,890	LIBOR + 1.70%	10/13/2019	1 year
Nashville,TN	6/2/2017	47,426	—	LIBOR + 2.85%	6/2/2020	N/A
		$77,691	$29,890
_____________________
(a) Currently in lease up.

Junior Subordinated Notes

At March 31, 2018, and September 30, 2017, the Company's junior subordinated notes had an outstanding principal balance of $37,400,000, before deferred financing costs of $372,000 and $382,000, respectively. At March 31, 2018, the interest rate on the outstanding balance is three month LIBOR + 2.00%, or 3.77%.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended March 31, 2018 and 2017, which includes amortization of deferred costs, was $352,000 and $287,000, respectively, and for the six months ended March 31, 2018 and 2017, was $682,000 and $561,000, respectively.

Note 11 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, to provide, among other things, the following services: participating in the Company's multi-family property analysis and approval process (which includes service on the investment committee), providing investment advice, long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees paid for these services in the three months ended March 31, 2018 and 2017 were $317,000 and $302,000, respectively, and for the six months ended March 31, 2018 and 2017 were $619,000 and $589,000, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould, under renewable year-to-year agreements. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $10,000 and $8,000 for the three months ended March 31, 2018 and 2017, respectively, and for the six months ended March 31, 2018 and 2017, were $19,000 and $16,000, respectively.
The Company shares facilities, personnel and other resources with One Liberty Properties, Inc., Majestic Property, and Gould Investors L.P. Certain of our executive officers and/or directors also serve in management positions, and have ownership interests, in One Liberty and/or Georgetown Partners Inc., the managing partner of Gould Investors L.P. The allocation of expenses for the facilities, personnel and other resources shared by the Company, One Liberty and Gould Investors is computed in accordance with a shared services agreement by and among the Company and these entities and is included in general and administrative expense on the consolidated statements of operations. For the three months ended March 31, 2018 and 2017, net allocated general and administrative expenses reimbursed by the Company to Gould Investors L.P. pursuant to the shared services agreement aggregated $147,000 and $103,000, respectively, and for the six months ended March 31, 2018 and 2017 were $228,000 and $182,000, respectively.
Management of many of the Company's multi-family properties (including two multi-family properties owned by two unconsolidated joint ventures) is performed by the Company's joint venture partners or their affiliates. None of these joint venture partners is Gould Investors L.P., Majestic Property or their affiliates. Management fees to these related parties for the three months ended March 31, 2018 and 2017 were $908,000 and $672,000, respectively, and for the six months ended March 31, 2018 and 2017 were $1,767,000 and $1,296,000. In addition, the Company may pay an acquisition fee to a joint venture partner in connection with a property purchased by such joint venture. Capitalized acquisition fees to these related parties for the three months ended March 31, 2018 and 2017, were $1,300,000 and $350,000, respectively, and for six months ended March 31, 2018 and 2017, were $1,530,000 and $650,000, respectively.

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

Junior subordinated notes: At March 31, 2018 and September 30, 2017, the estimated fair value of the notes is lower than their carrying value by approximately $12,865,000 and $15,705,000 based on a market interest rate of 7.18% and 6.37%, respectively.

Mortgages payable: At March 31, 2018, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $23,145,000 assuming market interest rates between 3.99% and 5.66% and at September 30, 2017, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $11,400,000 assuming market interest rates between 3.78% and 5.02%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Carried at Fair Value

The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs. The Company does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of March 31, 2018 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Assets:
Interest rate swaps	$3,070	—	$3,070
Interest rate cap	9	—	9
Total Financial Assets	$3,079	—	$3,079

Financial Liabilities:
Interest rate swap	$—	—	$—

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At March 31, 2018, these derivatives are included in other assets on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with them utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivatives valuation is classified in Level 2 of the fair value hierarchy.

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

As of March 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Fixed Rate	Maturity
Interest rate cap on LIBOR	$9,200	3.86%	January 1, 2021
Interest rate swap	1,387	5.25%	April 1, 2022
Interest rate swap	26,400	3.61%	May 6, 2023
Interest rate swap	27,000	4.05%	September 19, 2026

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
March 31, 2018		September 30, 2017
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$3,079	Other Assets	$1,460
Accounts payable and accrued liabilities	$—	Accounts payable and accrued liabilities	$14

As of March 31, 2018, the Company did not have any derivative instruments that were considered to be ineffective and does not use derivative instruments for trading or speculative purposes.

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive (loss) income for the dates indicated (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Amount of gain recognized on derivative in Other Comprehensive Income	$1,132	$65	$1,590	$3,189
Amount of loss reclassified from Accumulated Other Comprehensive Income into Interest expense	$—	$70	$44	$214

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges during the three and six months ended March 31, 2018 and March 31, 2017. The Company estimates an additional $294,000 will be reclassified from other comprehensive loss as a decrease to interest expense over the next twelve months.

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

In November 2016, the FASB issued ASU Update No. 2016-018, Statement of Cash Flows (Topic 230): Restricted Cash, (a consensus of the Emerging Issues Task Force). The new standard requires that the statement of cash flows explain the change during the period in the combined total of cash, cash equivalents, and amounts generally described as restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose relevant information about the nature of the restrictions on the basis of their individual facts and circumstances. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted.

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2018, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions or variations thereof. Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017 and in reports filed with the SEC thereafter.

Overview

General

We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, operation and development of multi‑family properties. These activities are conducted primarily through joint ventures in which we have a substantial ownership position. At March 31, 2018, we (i) own 34 multi-family properties located in 11 states with an aggregate of 9,632 units (including 445 units at two properties engaged in lease up activities (i.e., Factory at Garco Park and Vanguard Heights) and 402 units at a property under development (i.e., Bells Bluff)) with a carrying value of $982.8 million and (ii) have ownership interests, through unconsolidated entities, in three multi-family properties with a carrying value of $20.6 million. Most of our properties are located in the southeast United States and Texas.

As used herein, the term "same store properties" refers to operating properties that were owned for the entirety of the periods being presented and excludes properties that were in development or lease up during such periods. Retreat at Cinco Ranch Katy, Texas, has been excluded from same store properties due to the damage it sustained from Hurricane Harvey. For the three months ended March 31, 2018 and 2017, there were 22 same store properties and for the six months ended March 31, 2018 and 2017, there were 21 same store properties.

Hurricane Harvey

In August 2017, Hurricane Harvey caused significant damage to our 268-unit Retreat at Cinco Ranch, Katy, Texas property. Among other things, 96 of our ground floor units were rendered uninhabitable and as a result of the extensive damage to the common areas of the property (i.e., pool and clubhouse), we offered, rent concessions and other accommodations to induce tenancies for the second and third floor units to reside at the property. As a result of the damage caused by the hurricane, we reduced the carrying value of this property by $3.5 million and, because we believed it was probable that we would recover such sum from our insurance coverage, we recognized $3.5 million in insurance recoveries. Through March 31, 2018, we received approximately $7.4 million (including $686,000 in rental income as described below) in insurance recoveries related to the loss, of which $3.2 million is recorded as a gain on insurance recovery in the three and six months ended March 31, 2018.

Our business interruption insurance is covering our losses in rental income with respect to the ground floor units until such units are repaired and accordingly, we continue to accrue revenues to be generated from such units. Through March 31, 2018 we received $686,000 to cover lost rental income, of which $294,000 and $588,000 is recorded as rental income in the three and six months ended March 31, 2018, respectively. We are also seeking to recover from our insurance carriers the cost of rent concessions and other accommodations we previously offered tenants and prospective tenants, which totaled approximately $145,000. As of May 1, 2018, certain common areas have been restored and nine ground floor units have been restored and leased. We anticipate this property will be substantially repaired by September 2018. We continue to negotiate with our insurance carriers to ensure that we are fully compensated for the damages sustained at Retreat at Cinco Ranch as a result of Hurricane Harvey.

Status of Lease Up Activities and Development Project

At March 31, 2018, the occupancy rate at Factory at Garco Park and Vanguard Heights, which are in engaged in lease up activities, was 85.2% and 88.5%, respectively.

We anticipate that the buildings at our Bells Bluff development property will be completed from time to time from the end of calendar year 2018 through the end of calendar year 2019.

Dividend Declared During the Quarter Ended March 31, 2018
During the quarter ended March 31, 2018, we declared a quarterly dividend on our common stock of $0.20 per share that was paid on April 6, 2018, to stockholders of record on March 27, 2018. This dividend represented an 11.1% increase from the dividend paid in January 2018.

Acquisitions, Dispositions and Other Developments During the Three Months Ended March 31, 2018
Acquisitions

On February 7, 2018, we acquired the Avenue Apartments, a 522-unit multi-family property located in Ocoee, FL, for $71.3 million, including $53.1 million of mortgage debt obtained in connection with the acquisition. Based on our underwriting, we estimate that on a quarterly basis this property will generate $1.6 million of rental revenue, $776,000 of real estate operating expense, $532,000 of interest expense and $948,000 of depreciation expense.

On February 15, 2018, we acquired Parc @ 980, a 586-unit multi-family property located in Lawrenceville, GA, for $77.2 million, including $54.4 million of mortgage debt obtained in connection with the acquisition. Based on our underwriting, we estimate that on a quarterly basis this property will generate $1.8 million of rental revenue, $911,000 of real estate operating expense, $541,000 of interest expense and $1.0 million of depreciation expense.

Dispositions
On February 5, 2018, we sold The Fountains Apartments, a 542-unit multi-family located in Palm Beach Gardens, FL, for a sales price of $97.2 million, and recognized a gain of $41.8 million, of which $20.6 million was allocated to the non-controlling partner. We also incurred $594,000 of mortgage prepayment costs, of which $289,000 was allocated to the non-controlling partner. During the quarter ended December 31, 2017, this property generated $2.3 million of rental revenues, $1.0 million of operating expenses, $463,000 of interest expense and $480,000 of depreciation expense.

On February 23, 2018, we sold Valley Venue Apartments, a 618-unit multi-family located in Valley, AL, for a sales price of $51.0 million, and recognized a gain of $9.7 million, of which $4.5 million was allocated to the non-controlling partner. In the quarter ended December 31, 2017, this property generated $1.5 million of rental revenues, $782,000 of operating expenses, $332,000 of interest expense and $412,000 of depreciation expense.

Generally, in the event of the sale of a multi-family property owned by a joint venture, as a result of allocation/distribution provisions of the applicable joint venture operating agreement, the allocation and distributions of cash and profits to us (as opposed to our joint venture partner) will be less than that implied by our percentage equity interest in the property

Recent Developments

On April 30, 2018, we acquired, through a consolidated joint venture in which we have a 80% equity interest, a 208-unit multi-family property located in Daytona, FL, for $20.5 million, including the assumption of $13.6 million in mortgage debt. The mortgage matures in May 2025, bears interest at a fixed rate of 3.94%, is interest only for two years, and thereafter amortizes based on a 30 year schedule. Based on our underwriting, we estimate that on a quarterly basis this property will generate $605,000 of rental revenue, $298,000 of real estate operating expenses, $134,000 of interest expense and $545,000 and depreciation expense.

Results of Operations – Three months ended March 31, 2018 compared to three months ended March 31, 2017.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands):	2018	2017	Increase (Decrease)	% Change
Rental and other revenues from real estate properties	$29,476	$24,702	$4,774	19.3
Other income	175	181	(6)	(3.3)
Total revenues	$29,651	$24,883	$4,768	19.2

Rental and other revenues from real estate properties.

The increase is due primarily to:

•	$6.9 million from seven properties acquired during the twelve months ended March 31, 2018, including two properties acquired in the current quarter that contributed $2.7 million of revenues,

•	$837,000 from Factory at Garco Park that is currently in lease up,

•	$708,000 from same store properties due to a net increase in rental and occupancy rates - five properties accounted for 63% of the net increase, and

•	$463,000 from the inclusion, for the entire three months ended March 31, 2018, of two properties that were only owned for a portion of the corresponding period in the prior year.

Offsetting this increase was a decrease of $4.1 million from the six properties sold from January 1, 2017, to March 31, 2018, including $2.1 million from two properties sold in the current quarter.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)	% Change
Real estate operating expenses	$14,198	$11,909	$2,289	19.2
Interest expense	8,657	6,402	2,255	35.2
General and administrative	2,453	2,390	63	2.6
Depreciation	9,240	7,772	1,468	18.9
Total expenses	$34,548	$28,473	$6,075	21.3

Real estate operating expenses.

The increase is due primarily to:

•	$3.1 million from seven properties acquired during the twelve months ended March 31, 2018, including two properties acquired in the current quarter that accounted for $1.2 million of this increase,

•	$394,000 from Factory at Garco Park which is currently in lease up,

•	$316,000 from the inclusion, for the entire three months ended March 31, 2018, of two properties that were only owned for a portion of the corresponding period in the prior year, and

•	$148,000 from several same store properties due primarily to increased payroll expenses and utilities expense.

Offsetting the increase is $1.6 million of expense related to the the six properties sold from January 1, 2017 to March 31, 2018, including $485,000 from two properties sold in the current quarter.

Interest expense.

The increase is due primarily to:

•
$2.4 million from the mortgage debt on seven properties acquired during the twelve months ended March 31, 2018, including two properties acquired in the current quarter that contributed $875,000 to the increase,

•	$220,000 of interest expense from Factory at Garco Park - interest of $101,000 on this property was capitalized in the corresponding period of the prior year, and

•
$193,000 due to the inclusion, for the entire three months ended March 31, 2018, of the mortgage interest on two properties that were only owned for a portion of the corresponding period of the prior year.

Offsetting the increase is a decrease of $637,000 relating to the mortgage debt on six properties sold from January 1, 2017 to March 31, 2018, including $315,000 from two properties sold in the current quarter.

Depreciation.
The increase is due primarily to:

•	$3.4 million from seven properties acquired during the twelve months ended March 31, 2018, including two properties acquired in the current quarter that accounted for $1,217,000 of the increase,

•	$266,000 from Factory at Garco Park,which was under development in the corresponding period in the prior year, and is currently in lease-up, and

•	$251,000 from the inclusion, for the entire three months ended March 31, 2018, of two properties that were only owned for a portion of the corresponding period of the prior year.

Offsetting the increase is a decrease of $1.2 million from properties sold from January 1, 2017, to March 31, 2018, and $1.3 million due to purchase price allocation adjustments made in the corresponding period of the prior year.

Other Income and Expenses

Gain on sale of real estate. The increase is due to the sales described under "Acquisitions, Dispositions and Other Developments During the Three Months Ended March 31, 2018 - Dispositions" and a $438,000 gain from the sale of a cooperative apartment unit. During the three months ended March 31, 2017 there were no comparable sales.
Gain on insurance recovery. During the three months ended March 31, 2018, we recognized a $3.2 million gain from the receipt of insurance proceeds related to Retreat at Cinco Ranch - Katy, Texas representing the proceeds received in excess of the assets written off.
Loss on extinguishment of debt. During the three months ended March 31, 2018, we incurred $593,000 of mortgage prepayment charges in connection with the sale of The Fountain Apartments-Palm Beach Gardens, FL. There was no corresponding charge in the three months ended March 31, 2017.
Income tax (benefit) provision . In the three months ended March 31, 2018, we received a refund of state taxes related to a prior year. The three months ended March 31, 2017, reflects state taxes paid as a result of income recognized at the state level, primarily from gains on property sales.

Results of Operations – Six months ended March 31, 2018, compared to six months ended March 31, 2017.

Revenues

The following table compares our revenues for the periods indicated:

	Six Months Ended March 31,
(Dollars in thousands):	2018	2017	Increase (Decrease)	% Change
Rental and other revenues from real estate properties	$57,638	$49,731	$7,907	15.9
Other income	362	792	(430)	(54.3)
Total revenues	$58,000	$50,523	$7,477	14.8

Rental and other revenues from real estate properties.

The increase is due primarily to:

•	$10.6 million from seven properties acquired during the twelve months ended March 31, 2018, including $3.8 million from the four properties acquired during the current period,

•	$1.8 million from the inclusion, for the entire six months ended March 31, 2018, of three properties that were only owned for a portion of the corresponding period in the prior year,

•	$1.5 million from Factory at Garco Park that is currently in lease up, and

•	$1.4 million from same store properties due to a net increase in rental and occupancy rates - eight properties accounted for over 75% of the net increase.

Offsetting this increase were decreases of:

•	$4.0 million from the seven properties sold during the twelve months ended September 30, 2017,

•	$3.1 million from three properties sold during the six months ended March 31, 2018, and

•	$255,000 from reduced rental income at Retreat at Cinco Ranch primarily due to rent concessions and the loss of ancillary tenant income due to reduced occupancy.

Other Income.

The decrease is due to reduced interest income on our loan to the Newark Joint Venture primarily as a result of the $13.6 million paydown in December 2016.

Expenses

The following table compares our expenses for the periods indicated:

	Six Months Ended March 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)	% Change
Real estate operating expenses	$27,545	$24,355	$3,190	13.1
Interest expense	16,637	13,089	3,548	27.1
General and administrative	4,756	4,987	(231)	(4.6)
Depreciation	17,888	14,069	3,819	27.1
Total expenses	$66,826	$56,500	$10,326	18.3

Real estate operating expenses.

The increase is due primarily to:

•	$4.6 million from seven properties acquired during the twelve months ended March 31, 2018, including $1.6 million from four properties acquired during the current period,

•	$899,000 from the inclusion, for the entire six months ended March 31, 2018, of three properties that were only owned for a portion of the corresponding period of the prior year,

•	$577,000 from Factory at Garco Park, and

•	$463,000 from same store properties due to a net increases in payroll, utilities and repairs and maintenance at several properties.

Offsetting this increase was a decrease of:

•	$2.1 million from the seven properties sold during the twelve months ended September 30, 2017, and

•	$1.3 million from three properties sold during the six months ended March 31, 2018.

Interest expense.

The increase is due primarily to:

•	$3.7 million from seven properties acquired during the twelve months ended March 31, 2018, including $1.2 million from four properties acquired during the current period,

•	$632,000 from the inclusion, for the entire six months ended March 31, 2018, of three properties that were only owned for a portion of the corresponding period in the prior year,

•	$455,000 from Factory at Garco Park - the interest expense at this property in the 2017 period was capitalized as the property was then in development, and

•	$121,000 from an increase in the rate paid on our subordinated debt.

Offsetting this increase was a decrease of:

•	$816,000 from the seven properties sold during the twelve months ended September 30, 2017, and

•	$513,000 from three properties sold during the six months ended March 31, 2018.

General and administrative expense. The decrease is due primarily to the inclusion, in the six months ended March 31, 2017, of approximately $250,000 of professional and other fees, a significant portion of which related to our conversion to a Maryland corporation.

Depreciation.
The increase is due primarily to:

•	$5.3 million from seven properties acquired during the twelve months ended March 31, 2018, including $1.7 million from four properties acquired during the current period,

•	$806,000 from the inclusion, for the entire six months ended March 31, 2018, of three properties that were only owned for a portion of the corresponding period in the prior year, and

•	$676,000 from our Factory at Garco Park that was in development during the corresponding period of the prior year .

Offsetting this increase was a decrease of:

•	$1.4 million resulting from purchase price allocation adjustments in the corresponding period of the prior year,

•	$1.0 million from three properties sold during the six months ended March 31, 2018, and

•	$517,000 from the seven properties sold during the twelve months ended September 30, 2017.

Other Income and Expenses

Gain on sale of real estate. During the six months ended March 31, 2018, we sold three multi-family properties and one cooperative apartment unit for an aggregate sales price of $171.0 million and recognized an aggregate gain of $64.5 million, of which $27.4 million was allocated to the non-controlling partners. During the six months ended March 31, 2017, we sold four multi-family properties and a cooperative apartment unit for an aggregate sales price of $130.7 million and recognized an aggregate gain of $35.8 million, of which $17.1 million was allocated to the non-controlling partner.

Loss on extinguishment of debt. In the six months ended March 31, 2018, we incurred $850,000 of mortgage prepayment charges in connection with the sale of The Fountain Apartments and Waverly Place Apartments . In the six months ended March 31, 2017, we incurred $799,000 of mortgage prepayment charges in connection with the sale of Spring Valley Apartments, Panama City, FL.
Income tax (benefit) provision. In the six months ended March 31, 2018, we received a refund of state taxes related to a prior year. The six months ended March 31, 2017 reflects state taxes paid as a result of income recognized at the state level, primarily from gains on property sales.
Liquidity and Capital Resources
We require funds to pay operating expenses and debt service obligations, acquire properties, make capital improvements and pay dividends. Generally, our primary sources of capital and liquidity are the operations of, and distributions from, our multi-family properties, our available cash (including restricted cash), mortgage debt financing and our share of the net proceeds from the sale of multi-family properties. As a result of the at-the-market equity offering program that commenced January 11, 2018, we may, in the future, generate funds from the sale of our common stock. At March 31, 2018, and May 1, 2018, our available cash, excluding restricted cash of $7.7 million and $7.9 million respectively, intended for capital improvements at 17 multi-family properties, is approximately $31.0 million and $20.4 million, respectively.
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
We anticipate that the construction and other costs associated with the 402-unit Bells Bluff development project will be funded by capital previously contributed by us and our joint venture partner and in-place construction financing of up to $47.4 million. As of March 31, 2018, there have been no draws against this construction loan.
We intend to refinance the adjustable rate mortgages in aggregate principal amount of $56.3 million at our two properties that are currently in lease up (Factory at Garco Park - N. Charleston, SC and Vanguard Heights, Creve Coeur, MO) with longer term fixed-rate financing once these properties has been stabilized; however, no assurance can be given that these properties will ever be stabilized, that financing will be available at such time or, if available, that it will be on terms acceptable to us. These loans mature (after giving effect to extension options) in October 2020 and April 2019, respectively.

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
                We estimate that our net operating losses at December 31, 2017 range from $15 million to $20 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT. Notwithstanding the foregoing, on each of October 5, 2017 and January 5, 2018, we paid a cash dividend of $0.18 per share, and on April 6, 2018, we paid a cash dividend of $0.20 per share. Though we currently intend to continue to pay cash dividends on a quarterly basis, we cannot provide any assurance that we will do so.

Off Balance Sheet Arrangements

None.

Funds from Operations; Adjusted Funds from Operations

We disclose below funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.
We compute FFO in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write‑downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non- real estate assets.We compute AFFO by deducting from FFO our straight-line rent accruals, loss on extinguishment of debt, restricted stock and restricted stock unit expense, deferred mortgage costs and gain on insurance recovery. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of AFFO may vary from one REIT to another.
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

The table below provides a reconciliation of net loss determined in accordance with Generally Accepted Accounting Principles ("GAAP") to FFO and AFFO for each of the indicated periods (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
GAAP Net income attributable to common stockholders	$25,222	$(4,229)	$31,573	$11,541
Add: depreciation of properties	9,240	7,772	17,888	14,069
Add: our share of depreciation in unconsolidated joint ventures	447	130	816	213
Deduct: gain on sale of real estate	(51,981)	—	(64,500)	(35,838)
Adjustments for non-controlling interests	22,406	(1,923)	22,596	13,651
NAREIT Funds from operations attributable to common stockholders	5,334	1,750	8,373	3,636

Adjustments for: straight-line rent accruals	(10)	(14)	(20)	(36)
Add: loss on extinguishment of debt	593	—	850	799
Add: amortization of restricted stock and restricted stock units	297	386	612	710
Add: amortization of deferred mortgage costs	373	224	732	525
Deduct gain on insurance recovery	(3,227)	—	(3,227)	—
Adjustments for non-controlling interests	434	(44)	307	(469)
Adjusted funds from operations attributable to common stockholders	$3,794	$2,302	$7,627	$5,165

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
GAAP Net income attributable to common stockholders	$1.75	$(0.30)	$2.21	$0.83
Add: depreciation of properties	0.64	0.55	1.23	1.01
Add: our share of depreciation in unconsolidated joint ventures	0.03	0.01	0.06	0.02
Deduct: gain on sale of real estate	(3.60)	—	(4.50)	(2.58)
Adjustment for non-controlling interests	1.55	(0.14)	1.58	0.98
NAREIT Funds from operations per common stock basic and diluted	0.37	0.12	0.58	0.26

Adjustments for: straight line rent accruals	—	—	—	—
Add: loss on extinguishment of debt	0.04	—	0.06	0.06
Add: amortization of restricted stock and restricted stock units	0.01	0.03	0.04	0.05
Add: amortization of deferred mortgage costs	0.03	0.02	0.05	0.04
Deduct gain on insurance recovery	(0.22)	—	(0.22)	—
Adjustments for non-controlling interests	0.03	(0.01)	0.02	(0.04)
Adjusted funds from operations per common stock basic and diluted	$0.26	$0.16	$0.53	$0.37

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than seven mortgages, three of which are subject to interest rate swap agreements and one which is subject to an interest rate cap. With respect to the remaining three variable rate mortgages, an increase of 100 basis points in interest rates would reduce annual net income by $589,000 and a decrease of 100 basis points would increase annual net income by $589,000.

As of March 31, 2018, we had three interest rate swap agreements outstanding and one interest rate cap. The fair value of these derivative instruments is dependent upon existing market interest rates and swap spreads, which change over time. At March 31, 2018, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of these derivative instruments and the net unrealized gain thereon would have increased by approximately $3.0 million and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of these derivatives and the net unrealized gain thereon would have decreased by approximately $3.2 million. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At March 31, 2018, the interest rate on these notes was 3.77%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $374,000 annually.

As of March 31, 2018, based on the number of residential units in each state, 30% of our properties are located in Texas, 16% in Georgia, 11% in Florida, 8% in Missouri, 8% in Mississippi, 7% in Tennessee, 7% in South Carolina and the remaining 13% in four other states; we are therefore subject to risks associated with the economies in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2018 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

BRT APARTMENTS CORP.

May 8, 2018	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

May 8, 2018	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)