Form 10-Q
period 2018-06-30
BRT Apartments Corp.
filed 2018-08-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

15,674,802 Shares of Common Stock,
par value $0.01 per share, outstanding on August 2, 2018

BRT APARTMENTS CORP. AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2018 (Unaudited)	September 30, 2017
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $77,692 and $64,290	$1,054,484	$902,281
Real estate loan	5,050	5,500
Cash and cash equivalents	25,061	12,383
Restricted cash	7,630	6,151
Deposits and escrows	23,265	27,839
Investments in unconsolidated joint ventures	20,542	21,415
Other assets	8,573	9,359
Real estate property held for sale	—	8,969
Total Assets (a)	$1,144,605	$993,897
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $6,673 and $6,345	$783,532	$697,826
Junior subordinated notes, net of deferred costs of $367 and $382	37,033	37,018
Accounts payable and accrued liabilities	22,554	22,348
Total Liabilities (a)	843,119	757,192

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 300,000 shares authorized;
14,410 and 13,333 shares outstanding	144	133
Additional paid-in capital	214,716	201,910
Accumulated other comprehensive income	2,408	1,000
Accumulated deficit	(18,626)	(37,047)
Total BRT Apartments Corp. stockholders’ equity	198,642	165,996
Non-controlling interests	102,844	70,709
Total Equity	301,486	236,705
Total Liabilities and Equity	$1,144,605	$993,897

(a) The Company's consolidated balance sheets include the assets and liabilities of consolidated variable interest entities (VIEs). See note 6. The consolidated balance sheets include the following amounts related to the Company's VIEs as of June 30, 2018 and September 30, 2017, respectively: $655,889 and $707,546 of real estate properties, $7,041 and $8,626 of cash and cash equivalents, $9,916 and $13,873 of deposits and escrows, $6,629 and $8,148 of other assets, $0 and $8,969 of real estate properties held for sale, $500,912 and $558,568 of mortgages payable and $10,893 and $14,419 of accounts payable and accrued liabilities.

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental and other revenues from real estate properties	$29,951	$26,673	$87,589	$76,404
Other income	203	188	565	980
Total revenues	30,154	26,861	88,154	77,384
Expenses:
Real estate operating expenses - including $851 and $696 to related parties for the three months ended and $2,472 and $1,948 for the nine months ended	14,459	13,283	42,004	37,638
Interest expense	8,786	7,180	25,423	20,269
General and administrative - including $160 and $84 to related parties for the three months ended and $389 and $266 for the nine months ended	2,452	2,309	7,208	7,296
Depreciation	10,200	7,561	28,088	21,630
Total expenses	35,897	30,333	102,723	86,833
Total revenue less total expenses	(5,743)	(3,472)	(14,569)	(9,449)
Equity in loss of unconsolidated joint ventures	(127)	(307)	(215)	(307)
Gain on sale of real estate	—	—	64,500	35,838
Gain on insurance recovery	—	—	3,227	—
Loss on extinguishment of debt	—	—	(850)	(799)
(Loss) income from continuing operations	(5,870)	(3,779)	52,093	25,283
Income tax provision (benefit)	101	41	(46)	1,499
Net (loss) income from continuing operations, net of taxes	(5,971)	(3,820)	52,139	23,784
Net loss (income) attributable to non-controlling interests	1,282	418	(25,255)	(15,645)
Net (loss) income attributable to common stockholders	$(4,689)	$(3,402)	$26,884	$8,139

Weighted average number of shares of common stock outstanding:
Basic	14,411,940	14,035,074	14,224,680	13,983,495
Diluted	14,411,940	14,035,074	14,358,013	13,983,495

Per share amounts attributable to common stockholders:
Basic	$(0.33)	$(0.24)	$1.89	$0.58
Diluted	$(0.33)	$(0.24)	$1.87	$0.58

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2018	2017	2018	2017
Net (loss) income	$(5,971)	$(3,820)	$52,139	$23,784
Other comprehensive income:
Unrealized gain (loss) on derivative instruments	398	(228)	2,032	3,074
Other comprehensive income (loss)	398	(228)	2,032	3,074
Comprehensive (loss) income	(5,573)	(4,048)	54,171	26,858
Comprehensive loss (income) attributable to non-controlling interests	1,160	1,260	(25,879)	(16,099)
Comprehensive (loss) income attributable to common stockholders	$(4,413)	$(2,788)	$28,292	$10,759

See accompanying notes to consolidated financial statements.

 BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Nine Months Ended June 30, 2018
 (Unaudited)
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2017	$133	$201,910	$1,000	$(37,047)	$70,709	$236,705
Distributions - common stock - $0.58 per share	—	—	—	(8,463)		(8,463)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	973	—	—	—	973
Contributions from non-controlling interests	—	—	—	—	32,553	32,553
Consolidation of investment in limited partnership	—	—	—	—	12,370	12,370
Distributions to non-controlling interests	—	—	—	—	(38,499)	(38,499)
Purchase of non-controlling interest	—	(82)	—	—	(168)	(250)
Shares issued through equity offering program, net	10	11,916	—	—	—	11,926
Net income	—	—	—	26,884	25,255	52,139
Other comprehensive income	—	—	1,408	—	624	2,032
Comprehensive income	—	—	—	—	—	54,171
Balances, June 30, 2018	$144	$214,716	$2,408	$(18,626)	$102,844	$301,486

  See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in Thousands)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$52,139	$23,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,088	21,630
Amortization of deferred borrowing fees	1,130	889
Amortization of restricted stock and restricted stock units	973	1,063
Equity in loss of unconsolidated joint ventures	215	307
Gain on sale of real estate	(64,500)	(35,838)
Gain on insurance recovery	(3,227)	—
Loss on extinguishment of debt	850	799
Increases and decreases from changes in other assets and liabilities:
Decrease in interest receivable	—	2,328
Decrease (increase) in deposits and escrows	8,135	(7,435)
Decrease in other assets	6,068	910
Decrease in accounts payable and accrued liabilities	(59)	(2,033)
Net cash provided by operating activities	29,812	6,404

Cash flows from investing activities:
Collections from real estate loan	450	13,850
Additions to real estate properties	(177,343)	(196,810)
Net costs capitalized to real estate properties	(11,629)	(7,261)
(Increase) decrease in restricted cash	(1,479)	1,592
Investment in limited partnership	(12,370)	—
Purchase of non-controlling interests	(250)	—
Consolidation of investment in limited partnership	1,279	—
Net proceeds from the sale of real estate properties	168,691	128,647
Distributions from unconsolidated joint ventures	656	282
Contributions to unconsolidated joint ventures	—	(14,394)
Net cash (used in) provided by investing activities	(31,995)	(74,094)

Cash flows from financing activities:
Proceeds from mortgages payable	106,994	131,344
Mortgage payoffs	(84,726)	(79,215)
Mortgage principal payments	(3,752)	(3,858)
Increase in deferred financing costs	(1,323)	(2,527)
Dividends paid	(8,312)	—
Contributions from non-controlling interests	32,553	28,744
Distributions to non-controlling interests	(38,499)	(24,231)
Proceeds from the sale of common stock	11,926	—
Repurchase of shares of beneficial interest/common stock	—	(171)
Net cash provided by financing activities	14,861	50,086

Net increase (decrease) in cash and cash equivalents	12,678	(17,604)
Cash and cash equivalents at beginning of period	12,383	27,399
Cash and cash equivalents at end of period	$25,061	$9,795

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $27 and $249, respectively	$23,385	$19,353
Taxes paid	$139	1,899
Acquisition of real estate through assumption of debt	$13,608	$27,638
Real estate properties reclassified to assets held for sale	$—	$21,515

Consolidation of investment in limited partnership:
Increase in real estate assets	$(72,395)	$—
Increase in deposits and escrows	(3,561)	—
Increase in other assets	(20)	—
Increase in mortgage payable	53,060	—
Increase in deferred financing costs	(657)	—
Increase in accounts payable and accrued liabilities	112	—
Increase in non controlling interest	12,370	—
Decrease in investment in limited partnership	12,370	—
Increase in cash upon consolidation of limited partnership	$1,279	$—

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2018

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company"), a Maryland corporation, owns, operates and develops multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi-family properties are acquired with joint venture partners in transactions in which the Company contributes a significant portion of the equity. At June 30, 2018, the Company owns: (a) 36 multi-family properties with 10,121 units (including 402 units at a property under development), located in 11 states with a carrying value of $1,044,063,000; and (b) interests in three unconsolidated multi-family joint ventures with a carrying value of $20,328,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2018, and for the three and nine months ended June 30, 2018 and 2017, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended June 30, 2018 and 2017, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of September 30, 2017, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.
The consolidated financial statements include the accounts and operations of the Company, its wholly owned subsidiaries, and its majority owned or controlled real estate entities and its interests in variable interest entities ("VIEs") in which the Company is determined to be the primary beneficiary. Material intercompany balances and transactions have been eliminated.
The Company’s consolidated joint ventures that own multi-family properties were determined to be VIEs because the voting rights of some equity investors in the applicable joint venture entity are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. It was determined that the Company is the primary beneficiary of these joint ventures because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits that could potentially be significant to the VIE.
The joint ventures that own properties in Ocoee, FL, Lawrenceville, GA, Dallas, TX, Farmers Branch, TX and Grand Prairie, TX were determined not to be a VIEs but are consolidated because the Company has controlling rights in such entities.
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
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Substantially all of the Company's assets are comprised of multi- family real estate assets generally leased to tenants on a one-year basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

Note 3 - Equity

Equity Distribution Agreements

In January 2018, the Company entered into equity distribution agreements, which were amended in May 2018, with three sales agents to sell up to an aggregate of $30,000,000 of its common stock from time-to-time in an at-the-market offering. During the quarter ended June 30, 2018, the Company sold 835,374 shares of common stock for net proceeds of

$10,525,000, after giving effect to related fees and commissions of $218,000. Since the commencement of the at-the-market offering program through June 30, 2018, we sold 948,940 shares for an aggregate sales price of $12,237,000. From July 1, 2018 through August 2, 2018, the Company sold 558,777 shares of common stock for net proceeds of $7,437,000, after giving effect to related fees and commissions of $154,000.
Common Stock Dividend Distribution

The Company declared a quarterly cash distribution of $0.20 per share, payable on July 6, 2018, to stockholders of record on June 25, 2018.

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
Restricted Stock Units
In June 2016, the Company issued restricted stock units (the "Units") to acquire up to 450,000 shares of common stock pursuant to the 2016 Amended and Restated Incentive Plan (the "2016 Incentive Plan") . The Units entitle the recipients, subject to continued service through the March 31, 2021 vesting date, to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends paid from the grant date through the vesting date with respect to the shares of common stock underlying the Units if, when, and to the extent, the related Units vest. For financial statement purposes, because the Units are not participating securities, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. The shares underlying the Units are contingently issuable shares and 200,000 of these shares have been included in the diluted earnings per share as the market conditions with respect to such units had been met at June 30, 2018.
Expense is recognized over the five year vesting period on the Units which the Company expects to vest. For the three months ended June 30, 2018 and 2017, the Company recorded $73,000 and $110,000, respectively, and for the nine months ended June 30, 2018 and 2017, the Company recorded $219,000 and $329,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the Units. At June 30, 2018, and September 30, 2017, $797,000 and $1,015,000 of compensation expense, respectively, had been deferred and will be charged to expense over the remaining vesting period.
Restricted Stock
In March 2018, the Company granted 144,797 shares of restricted stock pursuant to the 2018 Incentive Plan. As of June 30, 2018, an aggregate of 706,097 shares of unvested restricted stock are outstanding pursuant to the 2018 Incentive Plan, 2016 Incentive Plan and 2012 Incentive Plan. No additional awards may be granted under the 2016 Incentive Plan and 2012 Incentive Plan. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.
For the three months ended June 30, 2018 and 2017, the Company recorded $287,000 and $243,000, respectively, and for the nine months ended June 30, 2018 and 2017, the Company recorded $754,000 and $733,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At June 30, 2018 and September 30, 2017, $3,313,000 and $2,356,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.6 years.

Stock Buyback

On September 5, 2017, the Board of Directors approved a repurchase plan authorizing the Company, effective as of October 1, 2017, to repurchase up to $5,000,000 of shares of common stock through September 30, 2019. No shares have been repurchased pursuant to this plan.
Per Share Data
Basic earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock deemed to be outstanding during such period. For the nine months ended June 30, 2018, the Company included 133,333 shares of common stock underlying the Units in the calculation of diluted earning per share as a market criteria, with respect to the units, has been met at June 30, 2018.
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted (loss) earnings per share attributable to common stockholders:
Net (loss) income attributable to common stockholders	$(4,689)	$(3,402)	26,884	8,139

Denominator:
Denominator for basic (loss) earnings per share—weighted average number of shares	14,411,940	14,035,074	14,224,680	13,983,495
Effect of diluted securities (a)	—	—	133,333	—
Denominator for diluted (loss) earnings per share—adjusted weighted average number of shares and assumed conversions	14,411,940	14,035,074	14,358,013	13,983,495

Basic (loss) earnings per share	$(0.33)	$(0.24)	$1.89	$0.58
Diluted (loss) earnings per share	$(0.33)	$(0.24)	$1.87	$0.58
(a)  For the three months ended June 30, 2018, no shares were included as their effect would have been anti-dilutive.

Note 4 ‑ Real Estate Properties

Real estate properties (including properties held for sale) consist of the following (dollars in thousands):

	June 30, 2018	September 30, 2017
Land	$167,477	$138,094
Building	929,305	808,366
Building improvements	35,394	31,411
Real estate properties	1,132,176	977,871
Accumulated depreciation	(77,692)	(66,621)
Total real estate properties, net	$1,054,484	$911,250

A summary of real estate properties owned (including properties held for sale) follows (dollars in thousands):

	September 30, 2017 Balance	Additions	Capitalized Costs and Improvements	Depreciation	Sales	June 30, 2018 Balance
Multi-family	$890,300	$240,374	$11,629	$(28,006)	$(104,396)	$1,009,901
Multi-family development - West Nashville, TN	10,448	23,715	—	—	—	34,163
Land - Daytona, FL	8,021	—	—	—	—	8,021
Shopping centers/Retail - Yonkers, NY	2,481	—	—	(82)	—	2,399
Total real estate properties	$911,250	$264,089	$11,629	$(28,088)	$(104,396)	$1,054,484

The following table summarizes the allocation of the purchase price of six properties purchased during the nine months ended June 30, 2018 (dollars in thousands):

Purchase Price Allocation
Land	$44,040
Building and improvements	184,003
Acquisition-related intangible assets	5,355
Total consideration	$233,398

The purchase price of properties acquired, inclusive of acquisition costs, were allocated to the acquired assets based on their estimated relative fair values on the acquisition dates. During the nine months ended June 30, 2018, there have been no changes made to the previously recorded purchase price allocations.

 As result of the damage caused by Hurricane Harvey in 2017, the Company reduced the carrying value of Retreat at Cinco Ranch, located in Katy, TX by $3,471,000 and, because the Company believed it was probable that it would recover such sum from its insurance coverage, recorded a receivable for the same amount. Through June 30, 2018, the Company received $7,384,000 in insurance recoveries related to Hurricane Harvey, of which $3,227,000 is recorded as a gain on insurance recovery in the nine months ended June 30, 2018 and $686,000 has been recognized as rental income (i.e., $98,000 in 2017 and $294,000 and $588,000 in the three and nine months ended June 30, 2018, respectively.)

Note 5 ‑ Acquisitions and Dispositions

Property Acquisitions

The table below provides information regarding the Company's purchases of multi-family properties for the nine months ended June 30, 2018 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Madison, AL	12/7/2017	204	$18,420	$15,000	$4,456	80%	$247
Boerne, TX (a)	12/14/2017	120	12,000	9,200	3,780	80%	244
Ocoee, FL	2/7/2018	522	71,347	53,060	12,370	50%	1,047
Lawrenceville, GA	2/15/2018	586	77,229	54,447	15,179	50%	767
Daytona, FL	4/30/2018	208	20,500	13,608	6,900	80%	386
Grand Prairie, TX	5/17/2018	281	30,800	18,995	7,300	50%	411
		1,921	$230,296	$164,310	$49,985		$3,102
_________________________________
(a)  Includes $500 for the acquisition of a land parcel adjacent to the property.

In the quarter ended June 30, 2018, the Company purchased its partner's 2.5% equity interest in Avalon Apartments, located in Pensacola, FL, for $250,000. The property is now wholly owned by the Company.

The table below provides information regarding the Company's purchases of multi-family properties during the nine months ended June 30, 2017 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Fredricksburg, VA	11/4/2016	220	$38,490	$29,940	$8,720	80%	$643
St. Louis, MO	2/28/2017	128	27,000	20,000	6,001	75.5%	423
St. Louis, MO	2/28/2017	53	8,000	6,200	2,002	75.5%	134
Creve Coeur, MO	4/4/2017	174	39,600	29,000	9,408	78.0%	569
West Nashville, TN	6/2/2017	402	5,228	—	4,800	58.0%	—
Farmers Branch, TX	6/29/2017	509	85,698	55,200	16,200	50.0%	992
		1,486	$204,016	$140,340	$47,131		$2,761

Property Dispositions

The following table is a summary of real estate properties disposed of by the Company during the nine months ended June 30, 2018 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
Melbourne, FL	10/25/2017	208	$22,250	$12,519	$2,504
Palm Beach Gardens, FL	2/25/2018	542	97,200	41,830	20,593
Valley, AL	2/23/2018	618	51,000	9,712	4,547
New York, NY	1/18/2018	1	470	439	—
		1,369	$170,920	$64,500	$27,644

The following table is a summary of the real estate properties disposed of by the Company during the nine months ended June 30, 2017 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner portion of gain
Greenville, SC	10/19/2016	350	$68,000	$18,483	$9,329
Panama City, FL	10/26/2016	160	14,720	7,393	3,478
Atlanta, GA	11/21/2016	350	36,750	8,905	4,166
Hixson,TN	11/30/2016	156	10,775	608	152
New York, NY	12/21/2016	1	465	449	—
		1,017	$130,710	$35,838	$17,125

Impairment Charges

The Company reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Company measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the three and nine months ended June 30, 2018 and 2017, no impairment charges were recorded.

Note 6 - Variable Interest Entities

The Company conducts a large portion of its business with joint venture partners. Many of the Company's consolidated joint ventures that own properties were determined to be VIEs because the voting rights of some equity partners are not proportional to their obligations to absorb the expected loses of the entity and their rights to receive expected residual returns. It was determined that the Company is the primary beneficiary of these joint venture because it has a controlling financial interest in that it has the power to direct the activities of the VIE that most significantly impacts the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.

The following is a summary of the carrying amounts with respect to the consolidated VIEs and their classification on the Company's consolidated balance sheets (amounts in thousands):

	June 30, 2018 (unaudited)	September 30, 2017
ASSETS
Real estate properties, net of accumulated depreciation of $53,918 and $52,873	$655,889	$707,546
Cash and cash equivalents	7,041	8,626
Deposits and escrows	9,916	13,873
Other assets	6,629	8,148
Real estate properties held for sale	—	8,969
Total Assets	$679,475	$747,162

LIABILITIES
Mortgages payable, net of deferred costs of $4,200 and $5,170	$500,912	$558,568
Accounts payable and accrued liabilities	10,893	14,419
Total Liabilities	$511,805	$572,987

Note 7 - Real Estate Property Held For Sale

At September 30, 2017, Waverly Place Apartments, Melbourne, FL, with a book value of $8,969,000, was held for sale. This property was sold on October 25, 2017. The Company did not have any properties that met the criteria for held-for-sale classification at June 30, 2018.

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

Note 9 – Investment in Unconsolidated Ventures

The Company has interests in unconsolidated joint ventures that own multi-family properties. The table below provides information regarding these joint ventures at June 30, 2018 (dollars in thousands):

Location	Number of Units	Carrying Value	Mortgage Debt	Percent Ownership
Columbia, SC	374	$4,739	$40,584	32%
Columbia, SC (a)	339	8,665	28,422	46%
Forney, TX (b)	313	6,924	25,350	50%
Other investments	N/A	214	N/A	N/A
	1,026	$20,542	$94,356
________________________
(a) Reflects land purchased for a development project at which construction of 339 units is planned. Construction financing for this project of up to $47,426 has been secured. Such financing bears interest at 4.08% and matures in June 2020.
(b) This interest is held through a tenancy-in-common.

The net loss from these ventures was $127,000 and $307,000 for the three months ended June 30, 2018 and 2017, respectively, and was $215,000 and $307,000 for the nine months ended June 30, 2018 and 2017, respectively.

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2018	September 30, 2017
Mortgages payable	$790,205	$704,171
Junior subordinated notes	37,400	37,400
Deferred mortgage costs	(7,040)	(6,727)
Total debt obligations, net of deferred costs	$820,565	$734,844

Mortgages Payable

During the nine months ended June 30, 2018, the Company obtained the following mortgage debt in connection with the related property acquisitions (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
Madison, AL	12/7/17	$15,000	4.08%	60 months	January 2028
Boerne, TX (a)	12/14/17	9,200	LIBOR+ 2.39%	36 months	January 2028
Ocoee, FL	2/7/18	53,060	3.90%	84 months	January 2028
Lawrenceville, GA	2/15/18	54,447	3.97%	120 months	March 2028
Daytona Beach, FL	4/30/18	13,608	3.94%	24 months	May 2025
Grand Prairie, TX	5/17/18	18,995	4.37%	60 months	July 2028
		$164,310
_____________________________
(a) The Company entered into an agreement related to this loan to cap LIBOR at 3.86%. See Note 13.

The Company has construction loans financing two separate construction projects. Information regarding these loans at June 30, 2018 is set forth below (dollars in thousand):

Location	Closing Date	Maximum Loan Amount	Amount outstanding	Interest Rate	Maturity Date	Extension Option
N Charleston, SC (a)	10/13/2015	$30,265	$30,265	LIBOR + 1.70%	10/13/2019	1 year
Nashville,TN	6/2/2017	47,426	8,679	LIBOR + 2.85%	6/2/2022	N/A
		$77,691	$38,944
_____________________
(a) This property has achieved 90% occupancy during the quarter ended June 30, 2018 and as of July 1, 2018 is considered stabilized.

Junior Subordinated Notes

At June 30, 2018, and September 30, 2017, the Company's junior subordinated notes had an outstanding principal balance of $37,400,000, before deferred financing costs of $367,000 and $382,000, respectively. At June 30, 2018, the interest rate on the outstanding balance is three month LIBOR + 2.00% or 4.36%.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended June 30, 2018 and 2017, which includes amortization of deferred costs, was $386,000 and $300,000, respectively, and for the nine months ended June 30, 2018 and 2017, was $1,058,000 and $862,000, respectively.

Note 11 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, to provide, among other things, the following services: participating in the Company's multi-family property analysis and approval process (which includes service on the investment committee), providing investment advice, long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees paid for these services in the three months ended June 30, 2018 and 2017 were $317,000 and $302,000, respectively, and for the nine months ended June 30, 2018 and 2017 were $936,000 and $891,000, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould, under renewable year-to-year agreements. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $6,000 and $9,000 for the three months ended June 30, 2018 and 2017, respectively, and for the nine months ended June 30, 2018 and 2017, were $25,000 and $25,000, respectively.
The Company shares facilities, personnel and other resources with One Liberty Properties, Inc., Majestic Property, and Gould Investors L.P. Certain of our executive officers and/or directors also serve in management positions, and have ownership interests, in One Liberty, Majestic Property and/or Georgetown Partners Inc., the managing partner of Gould Investors L.P. The allocation of expenses for the facilities, personnel and other resources shared by the Company, One Liberty, Majestic Property and Gould Investors is computed in accordance with a shared services agreement by and among the Company and these entities and is included in general and administrative expense on the consolidated statements of operations. For the three months ended June 30, 2018 and 2017, net allocated general and administrative expenses reimbursed by the Company to Gould Investors L.P. pursuant to the shared services agreement aggregated $160,000 and $84,000, respectively, and for the nine months ended June 30, 2018 and 2017 were $388,000 and $266,000, respectively.
Management of many of the Company's multi-family properties (including two multi-family properties owned by two unconsolidated joint ventures) is performed by the Company's joint venture partners or their affiliates. None of these joint venture partners is Gould Investors L.P., Majestic Property or their affiliates. Management fees to these related parties for the three months ended June 30, 2018 and 2017 were $926,000 and $726,000, respectively, and for the nine months ended June 30, 2018 and 2017 were $2,693,000 and $2,022,000, respectively. In addition, the Company may pay an acquisition fee to a joint venture partner in connection with a property purchased by such joint venture. Capitalized acquisition fees paid to these related parties for the three months ended June 30, 2018 and 2017 were $513,000 and $1,255,000, respectively, and for nine months ended June 30, 2018 and 2017, were $2,043,000 and $1,904,000, respectively.

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

Junior subordinated notes: At June 30, 2018 and September 30, 2017, the estimated fair value of the notes is lower than their carrying value by approximately $12,608,000 and $15,705,000 based on a market interest rate of 7.33% and 6.37%, respectively.

Mortgages payable: At June 30, 2018, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $27,252,000, assuming market interest rates between 4.10% and 5.83% and at September 30, 2017, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $11,400,000 assuming market interest rates between 3.78% and 5.02%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Carried at Fair Value

The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs. The Company does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of June 30, 2018 (dollars in thousands):

	Carrying and Fair Value	Fair Value MeasurementsUsing Fair Value Hierarchy
		Level 1	Level 2
Financial Assets:
Interest rate swaps	$3,473	—	$3,473
Interest rate cap	5	—	5
Total Financial Assets	$3,478	—	$3,478

Financial Liabilities:
Interest rate swap	$—	—	$—

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At June 30, 2018, these derivatives are included in other assets on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with them utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivatives valuation is classified in Level 2 of the fair value hierarchy.

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

As of June 30, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Fixed Rate	Maturity
Interest rate cap on LIBOR	$9,200	3.86%	January 1, 2021
Interest rate swap	1,657	5.25%	April 1, 2022
Interest rate swap	26,316	3.61%	May 6, 2023
Interest rate swap	27,000	4.05%	September 19, 2026

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (amounts in thousands):

Derivatives as of:
June 30, 2018		September 30, 2017
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$3,478	Other Assets	$1,460
Accounts payable and accrued liabilities	$—	Accounts payable and accrued liabilities	$14

As of June 30, 2018, the Company did not have any derivative instruments that were considered to be ineffective and does not use derivative instruments for trading or speculative purposes.

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive (loss) income for the dates indicated (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Amount of gain (loss) recognized on derivative in Other Comprehensive Income	$444	$(309)	$2,034	$2,739
Amount of gain (loss) reclassified from Accumulated Other Comprehensive Income into Interest expense	$46	$(80)	$2	$(336)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges during the three and nine months ended June 30, 2018 and June 30, 2017. The Company estimates an additional $432,000 will be reclassified from other comprehensive loss as a decrease to interest expense over the next twelve months.

Credit-risk-related Contingent Features

The agreement between the Company and its derivative counterparties provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.

Note 14 – New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), prescribes a single, common revenue standards which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, including most industry-specific requirements. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 outlines a five step model to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Substantially all of the Company's revenue is derived from its leases and therefore falls outside of the scope of this guidance. The Company intends to implement the standard using the modified retrospective approach as of October 1, 2018. It is anticipated that there will be no cumulative effect required to be recognized in retained earnings at the date of application nor will there be a material effect on the Company's consolidated financial statements.

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

In July 2018, the FASB issued ASU Update No. 2018-11 (an updated to ASU No. 2016-02), Leases (Topic 842): Targeted Improvements. This amendment provides a new practical expedient that allows lessors, by class of underlying asset, to avoid separating lease and associated non-lease components within a contract if certain criteria are met: (i) the timing and pattern of transfer for the non-lease component and the associated lease component are the same and (ii) the stand-alone lease component would be classified as an operating lease if accounted for separately. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018.

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2018, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview

General

We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, operation and development of multi-family properties. These activities are conducted primarily through joint ventures in which we have a substantial ownership position. At June 30, 2018, we (i) own 36 multi-family properties located in 11 states with an aggregate of 10,121 units (including 402 units at a property under development (i.e., Bells Bluff)) with a carrying value of $1,044.1 million and (ii) have ownership interests, through unconsolidated entities, in three multi-family properties with a carrying value of $20.3 million. Most of our properties are located in the southeast United States and Texas.

As used herein, the term "same store properties" refers to operating properties that were owned for the entirety of the periods being presented and excludes properties that were in development or lease up during such periods. Retreat at Cinco Ranch Katy, Texas, has been excluded from same store properties due to the damage it sustained from Hurricane Harvey. For the three months ended June 30, 2018 and 2017, there were 24 same store properties and for the nine months ended June 30, 2018 and 2017, there were 21 same store properties. See - "Status of Lease Up Activities and Development Project".

Hurricane Harvey

In August 2017, Hurricane Harvey caused significant damage to our 268-unit Retreat at Cinco Ranch, Katy, Texas property. Among other things, 96 of our ground floor units were rendered uninhabitable and as a result of the extensive damage to the common areas of the property (i.e., pool and clubhouse), we offered, rent concessions and other accommodations to induce tenancies for the second and third floor units to reside at the property. As a result of the damage caused by the hurricane, we reduced the carrying value of this property by $3.5 million and, because we believed it was probable that we would recover such sum from our insurance coverage, we recognized $3.5 million in insurance recoveries. From October 1, 2017 through June 30, 2018, we received approximately $7.4 million (including $686,000 recognized in rental income as described below) in insurance recoveries related to the damage claim, of which $3.2 million is recorded as a gain on insurance recovery in the nine months ended June 30, 2018.

Our business interruption insurance is covering our losses in rental income with respect to the ground floor units until such units are repaired and accordingly, we continue to accrue revenues to be generated from such units.  From October 1, 2017 through June 30, 2018, we received $686,000 and accrued an additional $244,000 to cover lost rental income, of which $244,000 and $832,000 is recorded as rental income in the three and nine months ended June 30, 2018, respectively. We are also seeking to recover from our insurance carriers the cost of rent concessions and other accommodations we previously offered tenants and prospective tenants, which totaled approximately $145,000. As of June 30, 2018, all common areas and 48 ground floor units have been restored and 30 have been leased. We anticipate this property will be substantially repaired by September 2018. We continue to negotiate with our insurance carriers to ensure that we are fully compensated for the damages sustained at Retreat at Cinco Ranch as a result of Hurricane Harvey.

Status of Lease Up Activities and Development Project

Factory at Garco Park and Vanguard Heights were in lease up and or development during the three and nine months ended June 30, 2018 and 2017. As each achieved occupancy levels of at least 90% during the current quarter, such properties were considered to be in lease up during such quarter and as of June 30, 2018 and thereafter, will no longer be categorized as in lease up or in development but as stabilized properties.

We anticipate that the buildings at our Bells Bluff, West Nashville, TN development property will be completed from time to time from the end of calendar year 2018 through the end of calendar year 2019.

Dividend Declared During the Quarter Ended June 30, 2018
During the quarter ended June 30, 2018, we declared a quarterly dividend on our common stock of $0.20 per share that was paid on July 6, 2018, to stockholders of record on June 25, 2018.

Acquisitions During the Three Months Ended June 30, 2018
On April 30, 2018, we acquired the Anatole Apartments, a 208-unit multi-family property located in Daytona, FL, for $20.5 million, including $13.6 million of mortgage debt assumed in connection with the acquisition. Based on our underwriting, we estimate that on a quarterly basis this property will generate $606,000 of rental revenue, $298,000 of real estate operating expense, $134,000 of interest expense and $297,000 of depreciation expense.

On May 17, 2018, we acquired Landings of Carrier Parkway, a 281-unit multi-family property located in Grand Prairie, TX, for $30.8 million, including $19.0 million of mortgage debt obtained in connection with the acquisition. Based on our underwriting, we estimate that on a quarterly basis this property will generate $857,000 of rental revenue, $477,000 of real estate operating expense, $207,000 of interest expense and $471,000 of depreciation expense.

Recent Developments
On July 6, 2018, we acquired our partner's, 20% equity interest in Kilburn Crossing for approximately $4.5 million. This property is now wholly owned by us.

From April 1, 2018 through August 2, 2018, the Company, pursuant to its at-the-market offering program, sold 1,394,151 shares of common stock for net proceeds of approximately $18.0 million.

Results of Operations – Three months ended June 30, 2018 compared to three months ended June 30, 2017.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands):	2018	2017	Increase (Decrease)	% Change
Rental and other revenues from real estate properties	$29,951	$26,673	$3,278	12.3
Other income	203	188	15	8.0
Total revenues	$30,154	$26,861	$3,293	12.3

Rental and other revenues from real estate properties.

The increase is due primarily to increases of:

• $6.0 million from seven properties acquired during the twelve months ended June 30, 2018, including two properties acquired in the current quarter that contributed $777,000 of revenues,
• $1.8 million from the inclusion, for the entire three months ended June 30, 2018, of a property that was only owned for a portion of the corresponding period in the prior year,
• $820,000 from Factory at Garco Park and Vanguard Heights, which were in lease up and/or development during the three months ended June 30, 2018 and 2017 , and
• $341,000 from same store properties due to a net increase in rental rates- six properties had increases in rental revenue ranging from 5% to 11%.

Offsetting this increase was a decrease of $5.7 million from the six properties sold from April 1, 2017, to June 30, 2018.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017	Increase (Decrease)	% Change
Real estate operating expenses	$14,459	$13,283	$1,176	8.9
Interest expense	8,786	7,180	1,606	22.4
General and administrative	2,452	2,309	143	6.2
Depreciation	10,200	7,561	2,639	34.9
Total expenses	$35,897	$30,333	$5,564	18.3

Real estate operating expenses.

The increase is due primarily to increases of:
• $2.8 million from seven properties acquired during the twelve months ended June 30, 2018, including two properties acquired in the current quarter that accounted for $401,000 of this increase,
• $971,000 from the inclusion, for the entire three months ended June 30, 2018, of a property that was only owned for a portion of the corresponding period in the prior year,
• $250,000 from Factory at Garco Park, which was in development during the three months ended June 30, 2017, and was engaged in lease up activities during the current three months, and
• $167,000 from same store properties due to a variety of factors, none of which was individually significant.

Offsetting the increase is $2.8 million of expense related to the the six properties sold from April 1, 2017 to June 30, 2018.

Interest expense.

The increase is due primarily to increases of:
• $1.8 million from the mortgage debt on seven properties acquired during the twelve months ended June 30, 2018, including two properties acquired in the current quarter that contributed $202,000 to the increase,
• $586,000 due to the inclusion, for the entire three months ended June 30, 2018, of the mortgage interest on a property that was only owned for a portion of the corresponding period of the prior year, and
• $164,000 of interest expense from Factory at Garco Park.

Offsetting the increase is a decrease of $1.1 million relating to the mortgage debt on six properties sold from April 1, 2017 to June 30, 2018.

Depreciation.
The increase is due primarily to increases of:
• $3.0 million from seven properties acquired during the twelve months ended June 30, 2018, including two properties acquired in the current quarter that contributed $337,000 of the increase,
• $1.0 million from the inclusion, for the entire three months ended June 30, 2018, of the mortgage interest on a property that was only owned for a portion of the corresponding period of the prior year, and
• $232,000 from Factory at Garco Park,which was under development in the corresponding period in the prior year, and is now an operating property.

Offsetting the increase is a decrease of $1.1 million from properties sold from April 1, 2017, to June 30, 2018, and $619,000 due to the inclusion, in the corresponding period of the prior year, of purchase price allocation adjustments.

Other Income and Expenses

Equity in loss of unconsolidated joint ventures

The decline in the loss is due primarily to the inclusion, during the three months ended June 30, 2017, of expenses incurred  by a joint venture that ceased operations.

Results of Operations – Nine months ended June 30, 2018, compared to nine months ended June 30, 2017.

Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended June 30,
(Dollars in thousands):	2018	2017	Increase (Decrease)	% Change
Rental and other revenues from real estate properties	$87,589	$76,404	$11,185	14.6
Other income	565	980	(415)	(42.3)
Total revenues	$88,154	$77,384	$10,770	13.9

Rental and other revenues from real estate properties.

The increase is due primarily to increases of:
• $11.3 million from seven properties acquired during the twelve months ended June 30, 2018, including $9.1 million from six properties acquired during the current nine months,
• $8.9 million from the inclusion, for the entire nine months ended June 30, 2018, of five properties that were only owned for a portion of the corresponding period in the prior year,
• $2.2 million from Factory at Garco Park which was in development and/or lease up during the nine months ended June 30, 2018 and 2017, and

• $1.9 million from same store properties due to a net increase in rental and occupancy rates - seven of the 21 same store properties had net increases in rental revenue ranging from 5% to 11%.

Offsetting this increase were decreases of:
• $7.4 million from three properties sold during the nine months ended June 30, 2018,
• $5.3 million from the seven properties sold during the twelve months ended September 30, 2017, and
• $302,000 from reduced rental revenues at Retreat at Cinco Ranch primarily due to rent concessions and the loss of ancillary tenant revenues due to reduced occupancy.

Other Income.

The decrease is due to reduced interest income on our loan to the Newark Joint Venture primarily as a result of the $13.6 million paydown in December 2016.

Expenses

The following table compares our expenses for the periods indicated:

	Nine Months Ended June 30,
(Dollars in thousands)	2018	2017	Increase (Decrease)	% Change
Real estate operating expenses	$42,004	$37,638	$4,366	11.6
Interest expense	25,423	20,269	5,154	25.4
General and administrative	7,208	7,296	(88)	(1.2)
Depreciation	28,088	21,630	6,458	29.9
Total expenses	$102,723	$86,833	$15,890	18.3

Real estate operating expenses.

The increase is due primarily to increases in:
• $4.3 million from the inclusion, for the entire nine months ended June 30, 2018, of five properties that were only owned for a portion of the corresponding period of the prior year,
• $5.1 million from seven properties acquired during the twelve months ended June 30, 2018, including $4.0 million from six properties acquired during the current nine months,
• $828,000 from Factory at Garco Park, which was in development and/or lease up in the nine months ended June 30, 2018 and 2017  and
• $575,000 from same store properties due to a variety of factors, none of which was individually significant.

Offsetting this increase was a decrease of:
• $3.3 million from three properties sold during the nine months ended June 30, 2018, and
• $3.0 million from the seven properties sold during the twelve months ended September 30, 2017.

Interest expense.

The increase is due primarily to:
• $3.5 million from seven properties acquired during the twelve months ended June 30, 2018, including $2.8 million from six properties acquired during the nine months ended June 30, 2018,
• $3.3 million from the inclusion, for the entire nine months ended June 30, 2018, of five properties that were only owned for a portion of the corresponding period in the prior year,
• $619,000 from Factory at Garco Park - the interest expense at this property during the nine months ended June 30, 2017 was capitalized as the property was then in development, and
• $211,000 from an increase in the interest rate paid on our subordinated debt due to the increase in the three month LIBOR rate.

Offsetting this increase was a decrease of:
• $1.4 million from three properties sold during the nine months ended June 30, 2018, and
• $1.0 million from the seven properties sold during the twelve months ended September 30, 2017.

General and administrative expense. The decrease is due primarily to the inclusion, in the nine months ended June 30, 2017, of approximately $285,000 of professional and other fees, a significant portion of which related to our conversion to a Maryland corporation. The decrease was offset by an increase, in the current nine months, of approximately $110,000 in compensation related expenses due to higher compensation levels.

Depreciation.
The increase is due primarily to increases of:
• $5.4 million from seven properties acquired during the twelve months ended June 30, 2018, including $4.4 million from six properties acquired during the current period,
• $1.0 million from the inclusion, for the entire nine months ended June 30, 2018, of five properties that were only owned for a portion of the corresponding period in the prior year, and
• $908,000 from our Factory at Garco Park that was in development during the corresponding period of the prior year.

Offsetting this increase was a decrease of:
• $2.0 million from three properties sold during the nine months ended June 30, 2018,
• $1.8 million resulting from purchase price allocation adjustments in the corresponding period of the prior year, and
• $584,000 from the seven properties sold during the twelve months ended September 30, 2017.

Other Income and Expenses

Gain on sale of real estate. During the nine months ended June 30, 2018, we sold three multi-family properties and one cooperative apartment unit for an aggregate sales price of $171.0 million and recognized an aggregate gain of $64.5 million, of which $27.6 million was allocated to the non-controlling partners. During the nine months ended June 30, 2017, we sold four multi-family properties and a cooperative apartment unit for an aggregate sales price of $130.7 million and recognized an aggregate gain of $35.8 million, of which $17.1 million was allocated to the non-controlling partner.
Gain on insurance recovery. During the nine months ended June 30, 2018, we recognized a $3.2 million gain from the receipt of insurance proceeds related to Retreat at Cinco Rach - Katy, Texas representing the proceeds received in excess of the assets written off.
Loss on extinguishment of debt. In the nine months ended June 30, 2018, we incurred $850,000 of mortgage prepayment charges in connection with the sale of The Fountain Apartments and Waverly Place Apartments. In the nine months ended June 30, 2017, we incurred $799,000 of mortgage prepayment charges in connection with the sale of Spring Valley Apartments, Panama City, FL.
Income tax (benefit) provision. In the nine months ended June 30, 2018, we received a refund of state taxes related to a prior year. The nine months ended June 30, 2017 reflects state taxes paid as a result of income recognized at the state level, primarily from gains on property sales.

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service obligations, acquire properties, make capital improvements and pay dividends. Generally, our primary sources of capital and liquidity are the operations of, and distributions from, our multi-family properties, our available cash (including restricted cash), mortgage debt financing, our share of the net proceeds from the sale of multi-family properties, and during the three months ended June 30, 2018, the sale of our common stock pursuant to the at-the-market equity offering program. At June 30, 2018, and August 1, 2018, our available cash, excluding restricted cash of $7.6 million and $7.2 million respectively, intended for capital improvements at 17 multi-family properties, is approximately $25.1 million and $24.1 million, respectively.
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

We anticipate that the construction and other costs associated with the 402-unit Bells Bluff development project will be funded by capital previously contributed by us and our joint venture partner and in-place construction financing of up to $47.4 million. As of June 30, 2018, $8.7 million had been drawn against this construction loan.
We intend to refinance the adjustable rate mortgages in aggregate principal amount of $56.3 million at our two properties that were in lease up (Factory at Garco Park - N. Charleston, SC and Vanguard Heights, Creve Coeur, MO) with longer term fixed-rate financing as these properties are now stabilized; however, no assurance can be given that financing will be available at such time or, if available, that it will be on terms acceptable to us. These loans mature (after giving effect to an extension option) in October 2020 and July 2019, respectively.

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
We estimate that our net operating loss at December 31, 2017 ranges from $15 million to $20 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT. Notwithstanding the foregoing, on each of October 5, 2017 and January 5, 2018, we paid a cash dividend of $0.18 per share, and on April 6, 2018 and July 6, 2018, we paid a cash dividend of $0.20 per share. Though we currently intend to continue to pay cash dividends on a quarterly basis, we cannot provide any assurance that we will do so.

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

The tables below provides a reconciliation of net loss determined in accordance with Generally Accepted Accounting Principles ("GAAP") to FFO and AFFO on a dollar and per share basis for each of the indicated periods (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
GAAP Net (loss) income attributable to common stockholders	$(4,689)	$(3,402)	$26,884	$8,139
Add: depreciation of properties	10,200	7,561	28,088	21,630
Add: our share of depreciation in unconsolidated joint ventures	385	308	1,201	521
Deduct: gain on sale of real estate	—	—	(64,500)	(35,838)
Adjustments for non-controlling interests	(3,160)	(1,834)	19,436	11,817
NAREIT Funds from operations attributable to common stockholders	2,736	2,633	11,109	6,269

Adjustments for: straight-line rent accruals	(10)	(10)	(30)	(46)
Add: loss on extinguishment of debt	—	—	850	799
Add: amortization of restricted stock and restricted stock units	361	353	973	1,063
Add: amortization of deferred mortgage costs	383	349	1,115	874
Deduct gain on insurance recovery	—	—	(3,227)	—
Adjustments for non-controlling interests	(87)	(72)	220	(541)
Adjusted funds from operations attributable to common stockholders	$3,383	$3,253	$11,010	$8,418

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
GAAP Net (loss) income attributable to common stockholders	$(0.33)	$(0.24)	$1.87	$0.58
Add: depreciation of properties	0.71	0.54	1.95	1.55
Add: our share of depreciation in unconsolidated joint ventures	0.03	0.02	0.08	0.04
Deduct: gain on sale of real estate	—	—	(4.50)	(2.56)
Adjustment for non-controlling interests	(0.21)	(0.13)	1.37	0.84
NAREIT Funds from operations per common stock basic and diluted	0.20	0.19	0.77	0.45

Adjustments for: straight line rent accruals	—	—	—	—
Add: loss on extinguishment of debt	—	—	0.06	0.06
Add: amortization of restricted stock and restricted stock units	0.02	0.03	0.06	0.08
Add: amortization of deferred mortgage costs	0.03	0.02	0.08	0.06
Deduct gain on insurance recovery	—	—	(0.22)	—
Adjustments for non-controlling interests	(0.01)	(0.01)	0.02	(0.04)
Adjusted funds from operations per common stock basic and diluted	$0.24	$0.23	$0.77	$0.61

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than seven mortgages, three of which are subject to interest rate swap agreements and one which is subject to an interest rate cap. With respect to the remaining three variable rate mortgages, an increase of 100 basis points in interest rates would reduce annual net income by $679,000 and a decrease of 100 basis points would increase annual net income by $679,000.

As of June 30, 2018, we had three interest rate swap agreements outstanding and one interest rate cap. The fair value of these derivative instruments is dependent upon existing market interest rates and swap spreads, which change over time. At June 30, 2018, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of these derivative instruments and the net unrealized gain thereon would have increased by approximately $2.8 million and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of these derivatives and the net unrealized gain thereon would have decreased by approximately $3.0 million. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At June 30, 2018, the interest rate on these notes was 4.36%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $374,000 annually.

As of June 30, 2018, based on the number of residential units in each state, 30% of our properties are located in Texas, 15% in Georgia, 12% in Florida, 8% in Missouri, 8% in Mississippi, 7% in Tennessee, 7% in South Carolina and the remaining 13% in four other states; we are therefore subject to risks associated with the economies in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2018 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 6. Exhibits

Exhibit No.	Title of Exhibits
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

_____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

August 8, 2018	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

August 8, 2018	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)