Form 10-K
period 2018-09-30
BRT Apartments Corp.
filed 2018-12-10
CIK 14846

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
Or
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
NONE
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. or a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $92.1 million based on the last sale price of the common equity on March 31, 2018, which is the last business day of the registrant's most recently completed second quarter.
As of December 1, 2018, the registrant had 15,754,270 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual meeting of stockholders of BRT Apartments Corp. to be filed not later than January 28, 2019 are incorporated by reference into Part III of this Form 10-K.

Form 10-K

Explanatory Note
Unless otherwise indicated or the context otherwise requires, all references to (i) “us”, “we”, “BRT” or the “Company” refer (a) from and after the conversion described herein, to BRT Apartments Corp. and its consolidated subsidiaries and (b) prior to the conversion, to the predecessor BRT Realty Trust and its consolidated subsidiaries, (ii)“common stock” or “shares” refer (a) from and after the conversion, to common stock and (b) prior to the conversion, shares of beneficial interests, (iii) a year (e.g., 2018) refers to the applicable fiscal year ended September 30th, (iv) the sale of properties includes the sale, in 2016, of our partnership interest in a venture that owned Village Green, a Little Rock, AK multi-family property, (v) information regarding properties owned by unconsolidated joint ventures is separately described and is not included with information regarding our consolidated joint ventures; (vi) all interest rates give effect to the related interest rate derivative, if any; (vii) units under rehabilitation for which we have received or accrued rental income from business interruption insurance, while not physically occupied, are treated as leased (i.e., occupied) at rental rates in effect at the time of the casualty, and (viii) "same store properties" refer to properties that we owned and operated for the entirety of both periods being compared, except for properties that are under construction, in lease-up, or are are undergoing development or redevelopment. We move properties previously excluded from our same store portfolio (because they were under construction, in lease up or are in development or redevelopment) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all quarters during the applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon attainment of at least 90% physical occupancy.  Our multi-family property Retreat at Cinco Ranch-Katy, Texas, is not included as a stabilized property because of the damage it suffered in August 2017 as a result of Hurricane Harvey.
Cautionary Statement Regarding Forward-Looking Statements
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

Forward-looking statements contained in this Annual Report on Form 10- K are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors which may cause actual results to vary from our forward-looking statements include, but are not limited to:

•general economic and business conditions, including those currently affecting our nation’s economy and real estate markets;
•the availability of, and costs associated with, sources of capital and liquidity;
•accessibility of debt and equity capital markets;
•general and local real estate conditions, including any changes in the value of our real estate;
•changes in Federal, state and local governmental laws and regulations, including laws and regulations relating to taxes and real estate and related investments;
•the level and volatility of interest rates;
•our acquisition strategy, which may not produce the cash flows or income expected;
•the competitive environment in which we operate, including competition that could adversely affect our ability to acquire properties and/or limit our ability to lease apartments or increase or maintain rental income;
•a limited number of multi-family property acquisition opportunities acceptable to us;
•our multi-family properties are concentrated in the Southeastern United States and Texas, which makes us more susceptible to adverse developments in those markets;

•risks associated with our strategy of acquiring value-add multi-family properties, which involves greater risks than more conservative strategies;
•the condition of Fannie Mae or Freddie Mac, which could adversely impact us;
•our failure to comply with laws, including those requiring access to our properties by disabled persons, which could result in substantial costs;
•insufficient cash flows, which could limit our ability to make required payments on our debt obligations;
•impairment in the value of real estate we own;
•failure of property managers to properly manage properties;
•disagreements with, or misconduct by, joint venture partners;
•decreased rental rates or increasing vacancy rates;
•our ability to lease units in newly acquired or newly constructed multi-family properties;
•potential defaults on or non-renewal of leases by tenants;
•creditworthiness of tenants;
•our ability to obtain financing for acquisitions;
•development and acquisition risks, including rising or unanticipated costs and failure of such acquisitions and developments to perform in accordance with projections;
•the timing of acquisitions and dispositions;
•our ability to reinvest the net proceeds of dispositions into more, or as favorable, acquisition opportunities;
•potential natural disasters such as hurricanes, tornadoes and floods;
•board determinations as to timing and payment of dividends, if any, and our ability or willingness to pay future dividends;
•financing risks, including the risks that our cash flows from operations may be  insufficient to meet required debt service obligations and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•lack of or insufficient amounts of insurance to cover, among other things, losses from catastrophes;
•our ability to maintain our qualification as a REIT;
•possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us;
•our dependence on information systems;
•risks associated with breaches of our data security;
•risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•increases in real estate taxes at properties we acquire due to such acquisitions or other factors; and
•the other factors described in this Annual Report on Form 10-K, including those set forth under the captions "Risk Factors" and "Business."
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

PART I
Item l.    Business.
General
We are an internally managed real estate investment trust, also known as a REIT, that is primarily focused on the ownership, operation and development of multi-family properties. Generally, these properties are owned by consolidated joint ventures in which we contributed 65% to 80% of the equity. At September 30, 2018, we: (i) own 36 multi-family properties located in eleven states with an aggregate of 10,121 units (including 402 units at a development property) and a carrying value of $1.0 billion; and (ii) have ownership interests, through unconsolidated entities, in three multi-family properties located in two states with an aggregate of 1,026 units (including 339 units at a development property), and a carrying value of $20.1 million. Most of our properties are located in the Southeast United States and Texas.
BRT Apartments Corp. is the successor to BRT Realty Trust pursuant to the conversion, which we refer to as the "conversion", of BRT Realty Trust from a Massachusetts business trust to a Maryland corporation on March 18, 2017. Our address is 60 Cutter Mill Road, Suite 303, Great Neck, New York 11021, telephone number 516-466-3100. Our website can be accessed at www.brtapartments.com, where copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission, or SEC, can be obtained free of charge.

2018 Highlights and Recent Developments
During 2018, we:
•acquired six multi-family properties with 1,921 units, for a purchase price of $230.3 million, including mortgage debt of $164.3 million and $50 million of our equity - we refer to these six properties as the "2018 Acquisitions";
•sold three multi-family properties with an aggregate of 1,368 units, which we refer to as the 2018 Sold Properties, and two cooperative apartment units, for a sales price of $171.4 million and a gain of $64.9 million - $27.6 million of this gain was allocated to our joint venture partners;
•entered into equity distribution agreements, as amended, with three placement agents-pursuant thereto, we raised approximately $20.4 million of equity from the sale of 1.59 million shares of our common stock;
•effected an 11% increase in our dividend rate and declared dividends of an aggregate of $0.78 per share; and
•bought out the interests of our joint venture partners in two multi-family properties for an aggregate of $5.2 million.

Subsequent to year end, we:
•acquired Crestmont at Thornblade, a 266-unit multi-family property located in Greensville, SC, for $37.8 million, including $26.4 million of mortgage debt obtained in connection with the acquisition;
•we sold Factory at Garco Park, for a sales price of $51.7 million, and anticipate that during the quarter ending December 31, 2018, we will recognize a gain on the sale of the property of approximately $12.0 million, of which approximately $6.3 million will be allocated to the non-controlling partner; and

•entered into a contract to sell our Cedar Lakes - Lake St. Louis, MO property for a sales price of $ 41.3 million and anticipate such transaction will close in the quarter ending December 31, 2018.

Our Multi-Family Properties
Generally, our multi-family properties are garden apartment, mid-rise or town home style properties that provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and cable television access. Residential leases are typically for a one-year term and may require security deposits equal to one month's rent. Substantially all of the units at these properties are leased at market rates. Set forth below is selected information regarding the multi-family properties owned by us as of September 30, 2018:

				Percentage Ownership (%) (2)	Average Monthly Rental Rate Per Occupied Unit (3)($)					Average Physical Occupancy (%)
Property Name and Location	Number of Units	Age (1)	Acquisition Date		2018	2017	2016	2015	2014	2018	2017	2016	2015	2014
Silvana Oaks Apartments—N. Charleston, SC	208	8	10/4/2012	100	1,135	1,126	1,077	998	970	94.5	94.5	93.3	93.6	93.4
Avondale Station—Decatur, GA	212	64	11/19/2012	100	1,038	979	920	852	776	95.2	97.6	94.6	97.1	96.8
Stonecrossing Apartments—Houston, TX	240	40	4/19/2013	91	874	891	906	884	856	93.4	90.8	92.1	93.5	94.3
Stonecrossing East (Pathways)—Houston, TX	144	39	6/7/2013	91	909	918	909	886	823	92.9	87.8	89.8	92.6	93.7
Brixworth at Bridge Street—Huntsville, AL (4)	208	33	10/18/2013	80	743	690	688	655	650	94.3	95.9	96.8	93.7	93.3
Newbridge Commons—Columbus, OH	264	19	11/21/2013	100	840	801	762	729	691	96.9	96.8	96.9	95.4	90.5
Waterside at Castleton—Indianapolis, IN	400	35	1/21/2014	80	686	652	642	621	609	96.2	92.0	94.1	92.1	90.7
Crossings of Bellevue—Nashville, TN	300	33	4/2/2014	80	1,113	1,066	1,032	955	907	98.6	97.3	97.8	97.1	97.9
Kendall Manor—Houston, TX	272	37	7/8/2014	80	819	840	833	796	769	93.6	92.1	93.9	94.4	91.2
Avalon Apartments—Pensacola, FL	276	10	12/22/2014	100	997	969	970	912	—	91.9	90.9	91.9	90.9	—
Parkway Grande—San Marcos, TX	192	4	9/10/2015	80	1,064	1,044	998	852	—	93.5	95.0	93.6	95.3	—
Cedar Lakes - Lake St. Louis, MO (5)	420	32	9/25/2015	80	782	789	788	715	—	95.5	92.9	91.9	93.4	—
Factory at GARCO Park—N. Charleston, SC (6)	271	2	10/13/2015	65	1,162	889	N/A	N/A	—	86.0	33.8	N/A	N/A	—
Woodland Trails—LaGrange, GA	236	9	11/18/2015	100	929	873	832	849	—	95.5	95.7	94.6	96.2	—
Retreat at Cinco Ranch— Katy, TX (7)	268	10	1/22/2016	75	1,012	1,098	1,177	—	—	97.1	89.5	90.5	—	—
Grove at River Place — Macon, GA	240	30	2/1/2016	80	707	662	622	—	—	93.9	95.2	97.2	—	—
Civic Center I—Southaven, MS	392	16	2/29/2016	60	862	834	825	—	—	97.0	96.4	97.7	—	—
The Veranda at Shavano — San Antonio, TX	288	5	5/6/2016	65	1,004	982	953	—	—	95.1	92.0	83.4	—	—
Chatham Court and Reflections — Dallas, TX	494	32	5/11/2016	50	920	876	813	—	—	92.3	93.4	93.4	—	—
Waters Edge at Harbison— Columbia, SC	204	22	5/31/2016	80	860	878	821	—	—	90.5	93.7	94.2	—	—
The Pointe at Lenox Park— Atlanta, GA	271	29	8/15/2016	74	1,184	1,176	1,190	—	—	90.2	91.1	94.0	—	—
Civic Center II — Southaven, MS	384	13	9/1/2016	60	913	883	879	—	—	96.6	96.7	97.4	—	—
Verandas at Alamo Ranch—San Antonio, TX	288	3	9/19/2016	72	988	972	974	—	—	93.3	89.0	85.8	—	—
Kilburn Crossing — Fredricksburg, VA	220	13	11/4/2016	100	1,287	1,246	—	—	—	95.4	95.0	—	—	—
Tower at OPOP — St. Louis, MO	128	4	2/28/2017	76	1,544	1,544	—	—	—	85.8	93.5	—	—	—

				Percentage Ownership (%) (2)	Average Monthly Rental Rate Per Occupied Unit (3)($)					Average Physical Occupancy (%)
Property Name and Location	Number of Units	Age (1)	Acquisition Date		2018	2017	2016	2015	2014	2018	2017	2016	2015	2014
Lofts at OPOP — St. Louis, MO	53	4	2/28/2017	76	1,435	1,577	—	—	—	88.5	95.0	—	—	—
Vanguard Heights — Creve Coeur, MO (8)	174	2	4/4/2017	78	1,534	1,652	—	—	—	88.0	74.7	—	—	—
Bells Bluff — West Nashville, TN (9)	402	N/A	6/2/2017	58	N/A	N/A	—	—	—	N/A	N/A	—	—	—
Mercer Crossing — Farmers Branch, TX	509	2	6/29/2017	50	1,277	1,272	—	—	—	88.1	91.4	—	—	—
Jackson Square — Tallahassee, FL	242	22	8/30/2017	80	1,000	1,062	—	—	—	92.0	94.2	—	—	—
Magnolia Pointe at Madison — Madison, AL	204	27	12/7/2017	80	815	—	—	—	—	95.8	—	—	—	—
The Woodland Apartments — Boerne, TX	120	11	12/14/2017	80	946	—	—	—	—	91.6	—	—	—	—
The Avenue Apartments — Ocoee, FL	522	22	2/7/2018	50	986	—	—	—	—	95.7	—	—	—	—
Parc at 980 — Lawrenceville, GA	586	21	2/15/2018	50	1,037	—	—	—	—	92.6	—	—	—	—
Anatole Apartments — Daytona Beach, FL	208	32	4/30/2018	80	885	—	—	—	—	95.3	—	—	—	—
Landings of Carrier Parkway — Grand Prairie, TX	281	17	5/17/2018	50	964	—	—	—	—	93.9	—	—	—	—
Total	10,121
________________________
(1)  Reflects the approximate age of the property based on the year original construction was completed, other than Lofts at OPOP which was rehabbed in 2014.
(2)  Distributions to, and profit sharing between, joint venture partners is determined pursuant to the applicable agreement governing the relationship between the parties and may not be pro rata to the equity ownership percentage each joint venture partner has in the applicable joint venture.
(3)  Monthly rental rate per unit reflects our period of ownership.
(4) Approximately 16 units at this property are uninhabitable due to fire damage. We estimate that in 2019, we will recognize a $1 million gain on insurance recoveries related to such damage and that business interruption  insurance will reimburse us for most of the loss of related rental income. The average monthly rental rate and average physical occupancy for 2018 give effect to the rental income received or accrued from business interruption insurance as if such damaged units were leased at rates in effect at the time of the casualty.
(5)  We anticipate that this property will be sold in December 2018. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”
(6)  This property was under development in 2015 and 2016, in lease up in 2017 through June 2018, and was sold in November 2018. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”
(7)  This property was impacted by Hurricane Harvey. The average monthly rental rate and average physical occupancy for 2018 give effect to rental income received or accrued from business interruption insurance as if such damaged units were leased at rates in effect at the time of the casualty. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hurricane Harvey.”
(8) This property was in lease up until June 2018.
(9) We anticipate that this development property will be completed from time-to-time from the end of calendar year 2018 through the end of the third calendar quarter 2019.

The following table set forth certain information, presented by state, related to our properties as of September 30, 2018 (dollars in thousands):

State	Number of Properties	Number of Units	Estimated 2019 Revenues (1)	Percent of 2019 Estimated Revenues
Texas	11	3,096	$38,656	32.1%
Georgia	5	1,545	19,786	16.4%
Florida	4	1,248	16,869	14.0%
Missouri (2)	4	775	10,622	8.8%
Mississippi	2	776	8,616	7.2%
Tennessee (3)	2	702	5,949	4.9%
South Carolina (4)	3	683	5,611	4.7%
Alabama	2	412	4,179	3.5%
Indiana	1	400	3,689	3.1%
Virginia	1	220	3,589	3.0%
Ohio	1	264	2,804	2.3%
Total	36	10,121	$120,370	100.0%
___________________________
(1) Reflects our estimate of the rental and other revenues to be generated in 2019 by our multi-family properties located in such state and generally assumes  the same rental and occupancy rates as in effect in 2018.
(2) Includes $4,500 representing estimated revenues from Cedar Lakes-Lake St. Louis, Missouri, for all of 2019. See “Item 7. Management’s   Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”
(3) Assumes $1,700 of rental and other revenues are generated from a 402-unit development property that began lease up in October 2018.
(4) Includes $413  representing estimated revenues from Factory at Garco Park-N. Charleston, South Carolina, from October 1, 2019 through the sale of such property on November 9, 2018.

Our Acquisition Process and Underwriting Criteria
We identify multi-family property acquisition opportunities primarily through relationships developed over time by our officers with former borrowers, current joint venture partners, real estate investors and brokers. We are interested in acquiring the following types of multi-family properties:
•Class B or better properties with strong and stable cash flows in markets where we believe there exists opportunity for rental growth and further value creation;
•Class B or better properties that offer significant potential for capital appreciation through repositioning or rehabilitating the asset to drive rental growth;
•properties available at opportunistic prices providing an opportunity for a significant appreciation in value; and
•development of Class A properties in markets where we believe we can generate significant returns from the operation and if appropriate, sale of the development.

Our current business plan is to acquire properties with cap rates ranging from 5% to 6.25% that will provide stable risk adjusted total returns (i.e., operating income plus capital appreciation). In identifying opportunities that will achieve these goals, we seek acquisitions that will achieve an initial approximate 7% to 8% annual return on invested cash and an internal rate of return of approximately 10% to 16%. We have also focused, but have not limited ourselves to, acquiring properties located in the Southeast United States and Texas. Subject to the foregoing, we are opportunistic in pursuing multi-family property acquisitions and do not mandate any specific acquisition criteria, though we take the following into account in evaluating an acquisition opportunity: location, demographics, size of the target market, property quality, availability and terms and conditions of long-term fixed-rate mortgage debt, potential for capital appreciation or recurring income, extent and nature of contemplated capital improvements and property age. We generally acquire properties with a joint venture partner with knowledge and experience in owning and operating multi-family properties in the target market as this enhances our understanding of such market and assists us in managing our risk with respect to a particular acquisition.
Approvals of the acquisition of a multi-family property are based on a review of property information as well as other due diligence activities undertaken by us and, as applicable, our venture partner. Those activities include a consideration of economic, demographic and other factors with respect to the target market and sub-market (including the stability of its population and the potential for population growth, the economic and employment base, presence of and barriers to entry of alternative housing stock, rental rates for comparable properties, the competitive positioning of the proposed acquisition and the regulatory environment (i.e. applicable rent regulation)), a review of an independent third-party property condition report, a Phase I environmental report with respect to the property, a review of recent and projected results of operations for the property prepared by the seller, us or our joint venture partner, an assessment of our joint venture partner's knowledge and expertise with respect to the acquisition and operation of multi-family properties and the relevant market and sub-market, a site visit to the property and the surrounding area, an inspection of a sample of units at the property, the potential for rent increases and the possibility of enhancing the property and the costs thereof. To the extent a property to be acquired requires renovations or improvements, or if we and our joint venture partner believe that improving a property will generate greater rent, funds are generally set aside by us and our joint venture partner at the time of acquisition to provide the capital needed for such renovation and improvements. At September 30, 2018, an aggregate of $6.7 million has been allocated to fund improvements at 17 multi-family properties.
A key consideration in our acquisition process is the availability of mortgage debt to finance the acquisition (or the ability to assume the mortgage debt on the property) and the terms and conditions (e.g., interest rate, amortization and maturity) of such debt. Currently, approximately 30% to 40% of the purchase price is paid in cash and the balance is financed with mortgage debt. We believe that the use of leverage of up to 70% allows us the ability to earn a greater return on our investment than we would otherwise earn. Generally, the mortgage debt obtained in connection with an acquisition matures five to ten years thereafter, is interest only for one to five years after the acquisition, and provides for a fixed interest rate and for the amortization of the principal of such debt over 30 years.
Potential acquisitions are reviewed and approved by our investment committee. Approval requires the assent of not less than five of the eight members of this committee, all of whom are our executive officers. Board of director approval is required for any single multi-family property acquisition in which our equity investment exceeds $20 million.
We are partners in two multi-family development opportunities, including an unconsolidated joint venture, with the same joint venture partner or its affiliates. We pursue these opportunities when we believe the potential higher returns justify the additional risks. The factors considered in pursuing these opportunities generally include the factors considered in evaluating a standard acquisition opportunity, and we place additional emphasis on our joint venture partner's ability to execute a development project. Though we may from time-to-time pursue other development activities, we do not anticipate development properties will constitute a significant part of our portfolio.
Property Acquisitions
Set forth below is information regarding the properties we acquired during 2018 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Madison, AL	12/7/2017	204	$18,420	$15,000	$4,456	80%	$247
Boerne, TX (1)	12/14/2017	120	12,000	9,200	3,780	80%	244
Ocoee, FL	2/7/2018	522	71,347	53,060	12,370	50%	1,047
Lawrenceville, GA	2/15/2018	586	77,229	54,447	15,179	50%	767
Daytona Beach, FL	4/30/2018	208	20,500	13,608	6,900	80%	386
Grand Prairie, TX	5/17/2018	281	30,800	18,995	7,300	50%	413
		1,921	$230,296	$164,310	$49,985		$3,104
_____________________
(1)  Includes $500 for the acquisition of a land parcel adjacent to the property.
The following table summarizes information regarding a property purchased during the period October 1, 2018 to November 30, 2018 (dollars in thousands):

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Greenville, SC	10/30/2018	266	$37,750	$26,425	$12,920	90%	$509

Buyouts of Joint Venture Partners
In February 2018, we acquired our joint venture partner's 2.5% equity interest in Avalon Apartments, Pensacola, FL for  $250,000 and in July 2018, we acquired our joint venture partner's 20% interest in Kilburn Crossing, Fredricksburg, VA for $4.9 million. As a result, these properties are wholly-owned by us.
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
Set forth below is information regarding the properties we sold during 2018 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-Controlling Partner's Share of Gain on Sale
Melbourne, FL	10/25/2017	208	$22,250	$12,519	$2,504
New York, NY (1)	1/18/2018	1	470	439	—
Valley, AL	2/23/2018	618	51,000	9,712	4,547
Palm Beach Gardens, FL	2/25/2018	542	97,250	41,831	20,593
New York, NY (1)	8/15/2018	1	450	424	—
		1,370	$171,420	$64,925	$27,644
________________________
(1) Reflects the sale of a cooperative apartment unit.

The following table summarizes information regarding a property sold during the period from October 1, 2018 through November 30, 2018 and which was classified as held for sale at September 30, 2018 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Estimated Gain on Sale	Non-Controlling Partner's Share of Estimated Gain on Sale
North Charleston, SC	11/7/2018	271	$51,650	$12,000	$6,300

Joint Venture Arrangements

The arrangements with our multi-family property joint venture partners are deal specific and vary from transaction to transaction. Generally, these arrangements provide for us and our partner to receive net cash flow available for distribution and/or profits in the following order of priority (in certain cases, we are entitled to these distributions on a senior or preferential basis): (i) a preferred return of 9% to 10% on each party's unreturned capital contributions, until such preferred return has been paid in full; and (ii) the return in full of each party's capital contribution. Thereafter, distributions to, and profit sharing between, joint venture partners, is determined pursuant to the applicable agreement governing the relationship between the parties and may not be pro rata to the equity ownership percentage each joint venture partner has in the applicable joint venture.

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

Property Management
The day-to-day management of our multi-family properties is overseen by property management companies operating in the market in which the property is located. Many of these management companies are owned by our joint venture partners or their affiliates. These property management companies are paid fees ranging from 3% to 4% of  revenues generated by the applicable property. Generally, we can terminate these management companies upon specified notice or for cause, subject to the approval of the mortgage lender and, in some cases, our joint venture partner. We believe satisfactory replacements for property managers are available, if required.
Mortgage Debt
The following table sets forth scheduled principal (including amortization) mortgage payments due for all our properties as of September 30, 2018 (dollars in thousands):

YEAR	Principal Payments Due
2019	$34,819
2020	62,621	(1)
2021	22,622
2022	59,496
2023	92,478
Thereafter	526,769
Total	$798,805
____________________
(1) Includes $30,265 related to the mortgage on Factory at Garco Park. This property was sold in November 2018.
As of September 30, 2018, the weighted average annual interest rate of the mortgage debt on our 36 multi-family properties is 4.18% and the weighted average remaining term to maturity of such debt is approximately 6.9 years. The mortgage debt associated with our multi-family properties is generally non-recourse to (i) the joint venture that owns the property, subject to standard carve-outs and (ii) to us and our subsidiary acquiring the equity interest in such joint venture. We, at the parent entity level (i.e., BRT Apartments Corp.), are the standard carve-out guarantor with respect to the Avalon, Silvana Oaks,Woodland Trails, Stonecrossing, Stonecrossing East, Kilburn Crossing and Avondale properties. (The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create a lien on a property and the conversion of security deposits, insurance proceeds or condemnation awards). At September 30, 2018, the principal amount of mortgage debt outstanding with respect to the properties at which we are the carve-out guarantor is approximately $113.7 million.
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

Changes in our Multi-Family Portfolio
Set forth below is a summary of our multi-family property acquisition activities from October 1, 2012 through September 30, 2018:

Year	Number of Multi-Family Properties Acquired	Number of Units Acquired (2)
2012	5	1,451
2013	9	2,334
2014	13	4,174
2015	4	1,506
2016	11	3,336
2017 (1)	7	1,728
2018	6	1,921
Total	55	16,450
____________________
(1) Includes the purchase of land in West Nashville, TN on which we are developing a 402-unit multi-family complex.
(2) Includes units under development.

Set forth below is a summary of our multi-family property dispositions from October 1, 2015 through September 30, 2018. There were no sales prior to 2015:

Year	Number of Multi-Family Properties Sold	Number of Units Sold
2015	3	1,175
2016	6	2,206
2017	7	1,580
2018	3	1,368
Total	19	6,329

Our Other Real Estate Assets and Activities
In addition to our multi-family properties, we own other real estate assets with an aggregate carrying value of $15.3 million at September 30, 2018, including a $4.9 million loan receivable, undeveloped land, cooperative apartment units and a leasehold position at a commercial property. See notes 3, 6 and 9 to our consolidated financial statements.
Corporate Level Financing Arrangement
As of September 30, 2018, $37.4 million (excluding deferred costs of $362,000) in principal amount of our junior subordinated notes is outstanding.  These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option, and from August 1, 2012 through April 30, 2016 bore an interest rate of 4.9%. From May 1, 2016 through maturity, these notes bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points.  At September 30, 2018 and 2017, the interest rate on these notes is 4.34% and 3.31%, respectively.
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
In the course of acquiring and owning multi-family properties, an independent environmental consulting firm is engaged to perform a level 1 environmental assessment (and if appropriate, a level 2 assessment) as part of the due diligence process. We believe these assessment reports provide a reasonable basis for discovery of potential hazardous conditions prior to acquisition. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. Some risks or conditions may be identified that are significant enough to cause us to abandon the possibility of acquiring a given property. As of the date of this report, we have no knowledge of any material claims made or pending against us with regard to environmental damage for which we may be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to result in a material loss.

Our Structure
We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, and One Liberty Properties, Inc., a NYSE listed equity REIT. Eight individuals (including Jeffrey A. Gould, Chief Executive Officer and President, Mitchell Gould, Executive Vice President and George Zweier, Chief Financial Officer), devote substantially all of their business time to our activities, while our other personnel (including several officers) share their services on a part-time basis with us and other affiliated entities that share our executive offices. (Including our full and part-time personnel, we estimate that we have the equivalent of 13 full time employees). The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among us and the affiliated entities. The allocation is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each entity that is a party to this agreement.
In addition, we retain several related parties to participate in, among other things, the analysis and approval of multi-family property acquisitions and dispositions, develop and maintain banking and financing relationships and provide us investment advice and long-term planning (the “Services”). The aggregate fees paid for the Services in 2018 and 2017 was $1.3 million and $1.2 million, respectively.

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

As a real estate company, we are subject to various changes in real estate conditions, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:
•changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, unemployment rates and decreased consumer confidence particularly in markets in which we have a high concentration of properties;

•increases in interest rates, which could adversely affect our ability to obtain financing or to buy or sell properties on favorable terms or at all;
•the inability of tenants to pay rent;
•the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record;
•increased operating costs, including increased real property taxes, maintenance, insurance and utility costs (including increased prices for fossil fuels);
•weather conditions that may increase or decrease energy costs and other weather-related expenses;
•oversupply of apartments or single-family housing or a reduction in demand for real estate in the markets in which our properties are located;
•a favorable interest rate environment that may result in a significant number of potential residents of our multi-family properties deciding to purchase homes instead of renting;
•changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes; and
• rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

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

The following table sets forth, as of September 30, 2018, scheduled principal (excluding amortization) mortgage payments due at maturity on the mortgages on the properties we own and the weighted average interest rate thereon (dollars in thousands):

Year	Principal Payments Due at Maturity		Weighted Average Interest Rate
2019	$29,000		4.68%
2020	55,744	(1)	3.74%
2021	14,001		4.29%
2022	50,729		4.63%
2023	83,921		3.95%
thereafter	489,057		4.17%
	$722,452		4.16%
_______________________

(1) Includes $30,265 related to the mortgage on Factory at Garco Park. This property was sold in November 2018.

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
REIT's are generally required to distribute annually at least 90% of their ordinary taxable income to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, which we refer to as the Code. Because we continue to generate operating losses primarily due to the impact of depreciation, we are not currently required, and may not be required in the near future, to pay dividends to maintain our REIT status. Accordingly, we cannot assure you that we will pay dividends in the future. If we do not continue to pay cash dividends, the price of our common stock may decline.
Most of our multi-family properties are located in a limited number of markets, which makes us susceptible to adverse developments in such markets.
In addition to general, national and regional conditions, the operating performance of our multi-family residential properties is impacted by the economic conditions, including economic conditions of the specific markets in which our properties are concentrated. We anticipate that approximately 32%, 16%, 14% and 9% of our estimated 2019 revenues from multi-family properties will be generated by properties located in Texas, Georgia, Florida and Missouri, respectively. Accordingly, adverse developments in such markets, including economic developments or natural or man-made disasters, could adversely impact the operations of these properties and therefore our operating results and cash flow. The concentration of our properties in a limited number of markets exposes us to risks of adverse developments which are greater than the risks of owning properties with a more geographically diverse portfolio.
Risks involved in conducting real estate activity through joint ventures.
We have in the past and intend in the future to continue to acquire properties through joint ventures with other persons or entities when we believe that circumstances warrant the use of such structure. Joint venture investments involve risks not otherwise present when acquiring real estate directly, including the possibility that:
•our joint venture partner might become bankrupt, insolvent or otherwise refuse or be unable to meet their obligations to us or the venture (including their obligation to make capital contributions or property distributions when due);
•we may incur liabilities as a result of action taken by our joint venture partner;
•our joint venture partner may not perform its property oversight responsibilities;
•our joint venture partner may have economic or business interests or goals which are or become inconsistent with our business interests or goals, including inconsistent goals relating to the sale or refinancing of properties held in the joint venture or the timing of the termination or liquidation of the joint venture;
•the more successful a joint venture project, the more likely that any profit generated above a negotiated threshold will be allocated disproportionately in favor of our joint venture partner;
•our joint venture partners obtain blanket property casualty and business interruption insurance insuring properties we own jointly and other properties in which we have no ownership interest and as as a result, claims or losses with respect to properties owned by our joint venture partners but in which we have no interest could significantly reduce or eliminate the insurance available to properties in which we have an interest;
•our joint venture partner may be in a position to take action or withhold consent contrary to our instructions or requests, including actions that may make it more difficult to maintain our qualification as a REIT;
•our joint venture partner might engage in unlawful or fraudulent conduct with respect to our jointly owned properties or other properties in which they have an ownership interest;
•our joint venture partner may trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction;
•disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and divert management's attention from operating our business;
•disagreements with our joint venture partners with respect to property management (including with respect to whether a property should be sold, refinanced, or improved) could result in an impasse resulting in the inability to operate the property effectively; and

•our joint venture partners may have other competing real estate interests in the markets in which our properties are located that could influence the partners to take actions favoring their properties to the detriment of the jointly owned properties.
 We own 16 multi-family properties with a carrying value of $523.7 million with three joint venture partners or their affiliates and may be adversely effected if we are unable to maintain a satisfactory working relationship with any one or more of these joint venture partners.
Joint ventures that own seven multi-family properties with a carrying value of $294.0 million are owned with one joint venture partner or its affiliates, joint ventures that own five multi-family properties with a carrying value of $125.2 million are owned with a second joint venture partner or its affiliates and joint ventures that own four multi-family properties with a carrying value of $104.5 million are owned with a third joint venture partner or its affiliates. This concentration of ownership of properties with a limited number of joint venture partners exposes us to risks of adverse developments which are greater than the risks of owning properties with a more diverse group of joint venture partners.
The failure of third party property management companies to properly manage our properties or obtain sufficient insurance coverage could adversely impact our results of operations.
We and our joint venture partners rely on third party property management companies to manage our properties. These management companies are responsible for, among other things, leasing and marketing rental units, selecting tenants (including an evaluation of the creditworthiness of tenants), collecting rent, paying operating expenses, maintaining the property and obtaining insurance coverage for the properties they manage. If these property management companies do not perform their duties properly or we or our joint venture partners do not effectively supervise the activities of these managers, the occupancy rates and rental rates at the properties managed by such property managers may decline and the expenses at such properties may increase. At September 30, 2018, one property manager and its affiliates manage nine properties, a second property manager and its affiliates manage seven properties and eight other property managers manage five or fewer properties. The loss of our property managers, and in particular, the managers that manage multiple properties, could result in a decrease in occupancy rates, rental rates or both or an increase in expenses. Further, property managers are also responsible for obtaining insurance coverage with respect to the properties they manage, which coverage is often obtained pursuant to blanket policies covering many properties in which we have no interest. Losses at properties managed by our property managers but in which we have no interest could reduce significantly the insurance coverage available at our properties managed by these property managers. Finally, some of the management companies are owned by our joint venture partners or their affiliates. The termination of a management company may require the approval of the mortgagee, our joint venture partner or both. If we are unable to terminate an underperforming property manager on a timely basis, our occupancy and rental rates may decrease and our expenses may increase.
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
We may incur impairment charges in 2019.
We evaluate on a quarterly basis our real estate portfolio for indicators of impairment. Impairment charges reflect management's judgment of the probability and severity of the decline in the value of real estate assets we own. These charges and provisions may be required in the future as a result of factors beyond our control, including, among other things, changes in the economic environment and market conditions affecting the value of real property assets or natural or man-made disasters. If we are required to take impairment charges, our results of operations will be adversely impacted.
We may need to make significant capital improvements and incur deferred maintenance costs with respect to our multi-family properties and may not have sufficient funds for such purposes.
Our multi-family properties face competition from newer, and updated properties. At September 30, 2018 the weighted average age (based on the number of units) of our multi-family properties is approximately 20 years. To remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. At September 30, 2018, we have $6.7 million of restricted cash that can only be used for improvements at specific properties. The cost of future improvements and deferred maintenance is unknown and the amounts earmarked for specific properties may be insufficient to effectuate needed improvements. Our results of operations and financial conditions may be adversely affected if we are required to expend significant funds (other than funds earmarked for such purposes) to repair or improve our properties.
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

Our acquisition, development and value-add activities are limited by the funds available to us.
Our ability to acquire additional multi-family properties, develop new properties and improve the properties in our portfolio is limited by the funds available to us and our ability to obtain, on acceptable terms, equity contributions from joint venture partners and mortgage debt from lenders. At September 30, 2018, we had approximately $27.4 million of cash and cash equivalents and approximately $6.7 million designated as restricted cash for improvements at 17 multi-family properties. Our multi-family acquisition and value-add activities are constrained by funds available to us which will limit growth in our revenues and operating results.
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

Our value-add activities involve greater risks than more conservative investment strategies.

In many cases, we seek to acquire properties at which we believe our investment of additional capital to enhance such properties will result in increased rental rates and higher resale value . These efforts involves greater risks than more conservative investment strategies. The risks related to these value-add activities include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, the additional capital needed to execute our value-add program, and the possibility that these value-add activities may not result in the higher rents and occupancy rates anticipated. In addition, properties or units may not produce revenue while undergoing capital improvements. Furthermore, we may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of our value-add multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.

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

Our ability to sell properties and the terms (including sales price and the timing of the sale) at which such properties may be sold may be limited by various factors and conditions, including factors and conditions over which we have limited or no control. These factors and conditions include:

•the agreement of our joint venture partner to sell a property;
•adverse market conditions, including the limited availability of mortgage debt required by a buyer to acquire a property or increased interest rates;
•the need to expend funds to correct defects or to make improvements before a property can be sold; and
•federal tax laws that may limit our ability to profit on the sale of properties that we have owned for less than two years.
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

We may continue to develop and redevelop multi-family properties. These activities may be exposed to the following risks:
•we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;
•occupancy rates and rents at development properties may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing properties;
•we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of development opportunities;
•we may incur costs that exceed our original estimates due to increased material, labor or other costs;

•we may be unable to complete construction and lease-up of a development project on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;
•we may be unable to obtain financing with favorable terms, or at all, for the proposed development of a property, which may cause us to delay or abandon a development opportunity; and
•we may be unable to refinance with favorable terms, or at all, any construction or other financing obtained for a development property, which may cause us to sell the property on less favorable terms or surrender the property to the lender.
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
If we are required to make payments under any “bad boy” carve out guarantees that we have provided in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.
In obtaining certain non-recourse loans, we have provided our lenders with standard carve out guarantees. These guarantees are only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guarantees). Although we believe that “bad boy” carve out guarantees are not guarantees of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guarantees. In the event such a claim were made against us under a “bad boy” carve out guarantee, following foreclosure on mortgages or related loans, and such claim were successful, our business and financial results could be materially adversely affected.
Because real estate investments are illiquid, we may not be able to reconfigure our portfolio on a timely basis..
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

We conduct, and intend to conduct, all our business operations through our subsidiaries. Accordingly, our only source of cash to fund our operations and pay our obligations are distributions from our subsidiaries. We cannot assure you that our subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to fund our operations. Each of our subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions, may limit our ability to obtain cash from such entities. In addition, because we operate through our subsidiaries, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy your claims as stockholders only after all our and our subsidiaries' liabilities and obligations have been paid in full.
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
Our multi-family properties, including the properties owned by the joint ventures in which we are members, carry all risk property insurance covering the property and improvements thereto for the cost of replacement in the event of a casualty. Though we maintain insurance coverage, such coverage may be insufficient to compensate us for losses sustained as a result of a casualty because, among other things:
•the amount of insurance coverage maintained for any property may be insufficient to pay the full replacement cost following a casualty event;
• the rent loss coverage under a policy may not extend for the full period of time that a tenant or tenants may be entitled to a rent abatement that is a result of, or that may be required to complete restoration following, a casualty event;
•certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, may be uninsurable or may not be economically feasible to insure;
•changes in zoning, building codes and ordinances, environmental considerations and other factors may make it impossible or impracticable, to use insurance proceeds to replace damaged or destroyed improvements at a property;
•insurance coverage is part of blanket insurance policies in which losses on properties in which we have no ownership interest could reduce significantly or eliminate the coverage available on our properties; and
•the deductibles applicable to one or more buildings at a property may be greater than the losses sustained at such buildings.
If our insurance coverage is insufficient to cover losses sustained as a result of one or more casualty events, our operating results and the value of our portfolio will be adversely affected.

Changes to the U.S. federal income tax laws, including the enactment of certain proposed tax reform measures, could have an adverse impact on our business and financial results.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.

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

We, our joint venture partners and the property managers managing our properties, collect and retain, through information technology systems, financial, personal and other sensitive information provided by third parties, including tenants, vendors and employees. Such persons also rely on information technology systems for the collection and distribution of funds. There can be no assurance that we, our joint venture partners or property managers will be able to prevent unauthorized access to sensitive information or the unauthorized distribution of funds. Any loss of this information or unauthorized distribution of funds as a result of a breach of information technology systems may result in loss of funds to which we are entitled, legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information; Holders
Our shares of common stock are listed on the New York Stock Exchange, or the NYSE, under the symbol "BRT."  As of November 30, 2018, there were approximately 848 holders of record of our common stock.
Issuer Purchases of Equity Securities

 On September 12, 2017, our Board of Directors authorized us to repurchase, effective as of October 1, 2017, up to $5.0 million of shares of our common stock through September 30, 2019. The table below provides information regarding our repurchase of shares of common stock pursuant to such authorization during the periods presented.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2018	—	—	—	$5,000,000
August 1 - August 31, 2018	—	—	—	5,000,000
September 1 - September 30, 2018	3,500	$11.73	3,500	4,958,962
Total	3,500	$11.73	3,500

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

(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Operating statement data:
Total revenues (1)	$119,635	$105,771	$98,521	$81,098	$61,813
Total expenses (1)	139,768	119,337	107,658	91,379	74,030
Gain on sale of real estate	64,924	52,601	46,477	15,005	—
Income (loss) from continuing operations	48,051	37,188	33,179	4,724	(12,217)
Income (loss) from discontinued operations (2)	—	—	12,679	(6,329)	(3,949)
(Income) loss attributable to non-controlling interests	(24,228)	(22,028)	(13,869)	(783)	6,712
Net income (loss) attributable to common stockholders	23,773	13,600	31,289	(2,388)	(9,454)
Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$1.61	$0.97	$1.21	$(0.02)	$(0.81)
Income (loss) from discontinued operations	—	—	1.02	(0.15)	0.15
Diluted earnings (loss) per share	$1.61	$0.97	$2.23	$(0.17)	$(0.66)
Cash distributions declared per share of common stock	$0.78	$0.18	$—	$—	$—

Balance sheet data:
Total assets	$1,153,364	$993,897	$874,899	$820,869	$734,620
Real estate properties, net (3)	1,020,874	902,281	759,576	591,727	522,591
Cash and cash equivalents	27,360	12,383	27,399	15,556	22,639
Assets related to discontinued operations (4)	—	—	—	173,228	134,188
Mortgages payable, net of deferred fees (5)	792,432	697,826	588,457	451,159	382,690
Junior subordinated notes, net of deferred fees	37,038	37,018	36,998	36,978	36,958
Total BRT Apartments Corp. stockholders' equity	197,987	165,996	151,290	122,655	130,140
____________________________________________
(1) The increases from 2014 through 2018 are due primarily to the increases in the number of multi-family properties owned.
(2) Primarily reflects the operations of the Newark Joint Venture from 2014 through its sale in 2016.
 See note 5 to our consolidated financial statements.
(3) The increases from 2014 through 2018 are due to our multi-family property acquisitions.
(4) Primarily reflects the assets of the Newark Joint Venture. See note 4 to our consolidated financial statements.
(5) The increase from 2014 to 2018 is due to the mortgage debt incurred in the acquisition of multi-family properties.
Funds from Operations; Adjusted Funds from Operations.
In view of our multi-family property activities, we disclose funds from operations ("FFO") and adjusted funds from operations ("AFFO") because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.
We compute FFO in accordance with the "White Paper on Funds From Operations" issued by the National Association of Real Estate Investment Trusts ("NAREIT") and NAREIT's related guidance. FFO is defined in the White Paper as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. We compute AFFO by adjusting FFO for loss on extinguishment of debt, our straight-line rent accruals, restricted stock expense, restricted stock unit ("RSU") expense, gain on insurance recovery, and deferred mortgage and debt costs (including our share of our unconsolidated joint ventures).

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
The table below provides a reconciliation of net income (loss) determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2018	2017	2016	2015	2014
Net income (loss) attributable to common stockholders	$23,773	$13,600	$31,289	$(2,388)	$(9,454)
Add: depreciation of properties	38,504	30,491	24,329	20,681	15,562
Add: our share of depreciation in unconsolidated joint ventures	1,587	737	20	20	20
Add: amortization of deferred leasing costs	—	—	15	71	62
Deduct: gain on sales of real estate and partnership interests	(64,924)	(52,601)	(62,330)	(15,005)	—
Adjustment for non-controlling interests	16,249	17,122	13,320	221	(4,012)
Funds from operations	15,189	9,349	6,643	3,600	2,178
Adjust for: straight-line rent accruals	(40)	(56)	(200)	(411)	(542)
Add: loss on extinguishment of debt	850	1,463	4,547	—	—
Add: amortization of restricted stock and RSU expense	988	1,218	1,005	906	805
Add: amortization of deferred mortgage and debt costs	1,432	1,244	1,645	2,242	1,825
Deduct: gain on insurance recovery	(4,498)	—	—	—	—
Adjustment for non-controlling interests	469	(920)	(2,729)	(703)	(424)
Adjusted funds from operations	$14,390	$12,298	$10,911	$5,634	$3,842

The table below provides a reconciliation of net income (loss) per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2018	2017	2016	2015	2014
Net income (loss) attributable to common stockholders	$1.61	$0.97	$2.23	$(0.17)	$(0.66)
Add: depreciation of properties	2.60	2.18	1.74	1.46	1.10
Add: our share of depreciation in unconsolidated joint ventures	0.11	0.05	—	—	—
Add: amortization of deferred leasing costs	—	—	—	—	—
Deduct: gain on sales of real estate and partnership interests	(4.39)	(3.75)	(4.45)	(1.07)	—
Adjustment for non-controlling interests	1.10	1.22	0.95	0.02	(0.28)
Funds from operations	1.03	0.67	0.47	0.24	0.16
Adjustment for: straight-line rent accruals	—	—	(0.01)	(0.04)	(0.04)
Add: loss on extinguishment of debt	0.06	0.10	0.32	—	—
Add: amortization of restricted stock and RSU expense	0.05	0.09	0.07	0.07	0.06
Add: amortization of deferred mortgage and debt costs	0.10	0.09	0.12	0.16	0.13
Deduct: gain on insurance recovery	(0.30)	—	—	—	—
Adjustment for non-controlling interests	0.03	(0.07)	(0.19)	(0.07)	(0.03)
Adjusted funds from operations	$0.97	$0.88	$0.78	$0.36	$0.28

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a REIT that is focused primarily on the ownership, operation and development of multi-family properties. These properties derive revenue primarily from tenant rental payments. Generally, these properties are owned by consolidated joint ventures in which we contributed 65% to 80% of the equity, with the remaining equity contributed by our joint venture partner. At September 30, 2018, we: (i) own 36 multi-family properties located in eleven states with an aggregate of 10,121 units (including 402 units at a development property) and a carrying value of $1.0 billion; and (ii) have ownership interests, through unconsolidated entities, in three multi-family properties located in two states with an aggregate of 1,026 units (including 339 units at a development property), and a carrying value of $20.1 million. Most of our properties are located in the Southeast United States and Texas.
As used herein, the term "same store properties" refers to operating properties that were owned for the entirety of the periods being presented and excludes properties that were in development or lease up during such periods. Retreat at Cinco Ranch-Katy, Texas, is excluded from same store properties due to the damage it sustained from Hurricane Harvey.  For the comparison between 2018 and 2017, there are 21 same store properties and for the comparison between 2017 and 2016, there are 15 same store properties.
Highlights of 2018
During 2018, we:
•acquired six multi-family properties with 1,921 units, for a purchase price of $230.3 million, including mortgage debt of $164.3 million and $50 million of our equity - we refer to these six properties as the "2018 Acquisitions";
•sold three multi-family properties with an aggregate of 1,368 units, which we refer to as the 2018 Sold Properties, and two cooperative apartment units, for a sales price of $171.4 million and a gain of $64.9 million - $27.6 million of this gain was allocated to our joint venture partners;
•entered into equity distribution agreements, as amended, with three placement agents-pursuant thereto, we raised approximately $20.4 million of equity from the sale of 1.59 million shares of our common stock;
•effected an 11% increase in our dividend rate and declared dividends of an aggregate of $0.78 per share; and
•bought out the interests of our joint venture partners in two multi-family properties for an aggregate of $5.2 million.
Hurricane Harvey

In August 2017, Hurricane Harvey caused significant damage to our 268-unit Retreat at Cinco Ranch - Katy, Texas property. As a result of insurance recoveries, in 2018 we recognized a $4.5 million gain on insurance recoveries and $1.1 million of rental income due to recoveries from business interruption insurance. As of September 30, 2018, this property was substantially repaired.

Recent Developments
On October 30, 2018, we acquired Crestmont at Thornblade, a 266-unit multi-family property located in Greensville, SC, for $37.8 million, including $26.4 million of mortgage debt obtained in connection with the acquisition. We contributed $12.9 million for our 90% equity interest. The mortgage debt bears an interest rate of 4.69% per year, is interest only until 2023, amortizes on a 30 year amortization schedule thereafter, and matures in 2028. Based on our underwriting, we estimate that on a quarterly basis, this property will generate $943,000 of rental revenue and will incur $438,000 of real estate operating expense, $316,000 of interest expense and $510,000 of depreciation expense.

On November 7, 2018, we sold Factory at Garco Park, for a sales price of $51.7 million. We anticipate that during the quarter ending December 31, 2018, we will recognize a gain on the sale of the property of approximately $12.0 million, of which approximately $6.3 million will be allocated to the non-controlling partner. In 2018, this property accounted for $3.5 million of revenues, $1.7 million of operating expenses, $1.1 million of interest expense and $1.6 million of depreciation.

We entered into a contract to sell Cedar Lakes-Lake St. Louis, Missouri, for a sales price of $41.3 million. We anticipate that such transaction will close in December 2018 and that if the transaction closes we will recognize, during the quarter ending December 31, 2018, a gain on the sale of the property of approximately $7.5 million, of which approximately $1.9 million will be allocated to the non-controlling partner. In 2018, this property accounted for $4.5 million of revenues, $2.3 million of operating expenses, $1.0 million of interest expense and $1.3 million of depreciation. We cannot provide any assurance that this transaction will be completed or if completed, we will recognize such gain.

Years Ended September 30, 2018 and 2017
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2018	2017	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$118,872	$104,477	$14,395	13.8%
Other income	763	1,294	(531)	(41.0)%
Total revenues	$119,635	$105,771	$13,864	13.1%

Rental and other revenue from real estate properties.    The components of the increase are as follows:
•$15.2 million from the operations of the 2018 Acquisitions;
•$11.6  million from the inclusion, for a full year, of the operations of six properties, excluding a development property, that were acquired in 2017 (the "2017 Acquisitions");
•$2.7 million from Factory at Garco Park which was in lease up during the current year; and
•$2.5 million from the operations of same store properties –15 of 21 properties had increases in rental revenue ranging from 3% to 9.6%, with the average increase of 3.7% for all same store properties. Average rents at same store properties increased to $912 per occupied unit in 2018 from $889 per occupied unit in 2017.
These increases were offset by the loss of rental and other revenue of $11.9 million from the sale of the 2018 Sold Properties. The results for 2017 include $5.6 million of rental revenue from seven multi-family properties sold in 2017 (the "2017 Sold Properties").

Other income.

The decrease is due to reduced interest income on our loan to the Newark Joint Venture primarily as a result of the $13.6 million paydown in December 2016. See notes 5 and 6 to our consolidated financial statements.
Expenses
The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2018	2017	Increase (Decrease)	% Change
Real estate operating expenses	$57,665	$51,279	$6,386	12.5%
Interest expense	34,389	28,171	6,218	22.1%
General and administrative	9,210	9,396	(186)	(2.0)%
Depreciation	38,504	30,491	8,013	26.3%
Total expenses	$139,768	$119,337	$20,431	17.1%

Real estate operating expenses.   The components of the increase are as follows:
•$7.0 million from the operations of the 2018 Acquisitions;
•$5.8 million from the inclusion, for a full year, of the operations of the 2017 Acquisitions;
•$1.0 million from Factory at Garco Park, which was in development and/or lease up in 2017; and

•$1.1 million from operations of the same store properties - eight of 21 properties of which had increases ranging from 3% to 23.4% in such expenses , with an average increase of 3.4% at all same store properties. The increases were primarily due to increases in utilities, real estate taxes and repairs and maintenance.

The increase was offset by:
•A decline in operating expenses of $5.4 million from the sale of the 2018 Sold Properties; and
•A decline in operating expenses of $3.3 million from the 2017 Sold Properties.
Interest expense.   The components of the increase are as follows:
•$4.5 million from the mortgage debt incurred in the 2018 Acquisitions;
•$4.2  million due to the inclusion, for a full year, of the interest expense associated with the mortgage debt incurred in the 2017 Acquisitions;
•$729,000 from the cessation of the capitalization of interest from a development property in connection with the commencement of lease up activities  at Factory at Garco Park; and
•$307,000 from our junior subordinated notes - the interest rate on these notes increased due to the increase in the three month LIBOR rate.
The increase was offset by decreases of:
•$2.3 million from the sale of the 2018 Sold Properties; and
•$1.1 million from the sale of the 2017 Sold Properties.
General and administrative expense. These costs decreased primarily due to the inclusion, in 2017, of approximately $321,000 of professional fees and other expenses associated with our conversion to a Maryland corporation and $296,000 of amortization expense relating to restricted stock units. This amortization expense was reversed in 2018 because we do not believe we will satisfy the applicable AFFO metric. This decrease was offset by a $233,000 increase in compensation costs due to higher compensation costs, a $108,000 increase in fees paid for the Services and a $103,000 increase in expenses allocated pursuant to the shared services agreement.
Depreciation.   The components of the increase are as follows:
•$7.6 million from the operations of the 2018 Acquisitions;
•$5.1 million from the inclusion, for a full year, of the operations of the 2017 Acquisitions; and
•$930,000 from the operations of Factory at Garco Park, which was in lease up and/or development in 2017.
The increase was offset by decreases in depreciation of:
•$3.0 million from the sales of the 2018 Sold Properties;
•$2.0 million from same store properties due to adjustments, effected in 2017, with respect to purchase price allocations; and
•$584,000 from the sale of the 2017 Sold Properties.
Other revenue and expense items
Gain on sale of real estate. The results for 2018 reflect our sale of three multi-family properties and two cooperative apartment units for an aggregate sales price of $171.4 million; we recognized an aggregate gain of $64.9 million, of which $27.6 million was allocated to the non-controlling partners. The results for 2017 reflect the $52.6 million gain from the sale of 2017 Sold Properties, of which $24.8 million was allocated to non-controlling partners.
Gain on insurance recovery. During 2018, we recognized a $4.5 million gain from the receipt of insurance proceeds related to Retreat at Cinco Ranch - Katy, Texas, representing the proceeds received in excess of the assets written off.

Loss on extinguishment of debt. During 2018, we incurred $850,000 of mortgage prepayment charges in connection with the sale of The Fountain Apartments and Waverly Place Apartments. In 2017, we incurred $1.5 million of mortgage prepayment charges in connection with the sale of four properties.
Provision for taxes.  The decrease is primarily due to the inclusion, in 2017, of (i) $1.2 million of state taxes due to the unavailability of loss carryforwards at the state level and (ii)  the federal alternative minimum tax we were required to pay as a result of the use of our loss carryforwards. The loss carryforwards were used to offset federal and state taxable income, as applicable.
Years Ended September 30, 2017 and 2016
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2017	2016	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$104,477	$95,202	$9,275	9.7%
Other income	1,294	3,319	(2,025)	(61.0)%
Total revenues	$105,771	$98,521	$7,250	7.4%

Rental and other revenue from real estate properties.    The components of the increase are as follows:
•$21.9 million from the inclusion, for a full year, of the operations of ten properties that were acquired in 2016 (the "2016 Acquisitions");
•$8.7 million from operations of the 2017 Acquisitions; and
•$2.1 million due primarily to rental rate increases from the operations of same store properties. Two properties, The Fountains Apartments and The Apartments at Venue, accounted for 50% of the increase at same store properties. Average rents at same store properties increased to $918 per occupied unit in 2017 from $888 per occupied unit in 2016.
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

Expenses
The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Real estate operating expenses	$51,279	$47,519	$3,760	7.9%
Interest expense	28,171	23,878	4,293	18.0%
Advisor's fees, related party	—	693	(693)	(100.0)%
Property acquisition costs	—	3,852	(3,852)	(100.0)%
General and administrative	9,396	8,536	860	10.1%
Depreciation	30,491	23,180	7,311	31.5%
Total expenses	$119,337	$107,658	$11,679	10.8%

Real estate operating expenses.    The components of the increase are as follows:
•$11.1 million from the inclusion, for a full year, of the operations of the 2016 Acquisitions;
•$3.6 million from the operations of the 2017 Acquisitions;
•$1.2 million from operations of the same store properties due to an increase (i) of approximately $701,000 from real estate taxes at five properties primarily as a result of real property tax reassessments and (ii) in repair and maintenance expense at several properties; and
•$606,000 from the operations of a property engaged in lease up activities.
The increase was offset by:
•A decline in operating expenses of $5.0 million from the sale of the 2017 Sold Properties; and
•A decline in operating expenses of $8.0 million from the sale of the 2016 Sold Properties.
Interest expense.   The components of the increase are as follows:
•$6.1 million due to the inclusion, for a full year, of the interest expense associated with the mortgage debt incurred in the 2016 Acquisitions;
•$3.3 million from the mortgage debt incurred in the 2017 Acquisitions; and
•$358,000 from the mortgage debt incurred in the 2017 Acquisitions.
The increase was offset by decreases of:
•$2.1 million from the sale of the 2017 Sold Properties;
•$3.0 million from the sale of the 2016 Sold Properties; and
•$422,000 on our junior subordinated notes due to the reduction in the interest rate thereon. From August 1, 2012 through April 29, 2016, these notes carried an interest rate of 4.9% and commencing May 1, 2016, these notes bear an interest rate of three months LIBOR and 200 basis points. At September 30, 2017 and 2016, the interest rate on these notes was 3.31% and 2.76%, respectively.
Advisor's fee, related party. The decrease is due to the termination of the advisory agreement effective December 31, 2015. See note 13 of our consolidated financial statements.
Property acquisition costs. Due to a change in an accounting standard effective October 1, 2016, these costs are generally capitalized as part of the basis of an asset acquisition. During 2017, we capitalized $3.1 million of such costs.
General and administrative expense. These costs increased primarily as a result of a $331,000 increase in fees paid in connection with the Services, a $237,000 increase in compensation paid to our employees, including $125,000 increase in compensation paid to our chief executive officer, and a $213,000 increase primarily related to amortization of restricted stock units granted in 2016. In 2017 and 2016, general and administrative expense is allocated between our two segments in proportion to the estimated time spent by our full time personnel on such segments.
Depreciation.   The components of the increase are as follows:
•$4.3 million from the operations of the 2017 Acquisitions;
•$8.2 million from the inclusion, for a full year, of the operations of the 2016 Acquisitions; and
•$728,000 from the operations of a property in connection with the commencement of lease up activities.
The increase was offset by decreases in depreciation of:
•  $2.8 million from the sales of the 2017 Sold Properties; and
•  $2.4 million from the sale of the 2016 Sold Properties.

Other revenue and expense items
Gain on sale of unconsolidated joint ventures. The results for 2017 reflects a $384,000 loss associated with investments in two unconsolidated joint ventures, including the loss of $293,000 attributable to depreciation expense associated with our ownership interest in Canalside Lofts.

Gain on sale of real estate. The results for 2017 reflect the $52.6 million gain from the sale of 2017 Sold Properties, of which $24.8 million was allocated to non-controlling interests. The results for 2016 reflect the $46.5 million gain from the sale of 2016 Sold Properties and two cooperative apartments, of which $18.8 million was allocated to non-continuing interests.

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
Provision for taxes.  For 2017 and 2016, these amounts reflect the federal alternative minimum tax we are required to pay as a result of the use of our loss carryforwards to offset taxable income; 2017 also includes the payment of $1.2 million of state taxes due to the unavailability of loss carryforwards at the state level.
Discontinued operations
In 2016, we sold our interest in the Newark Joint Venture and reclassified the operations of the venture to discontinued operations for all comparative periods. The $12.7 million of income from discontinued operations reflects the $15.5 million gain on the sale of our interest in the venture, net of the venture's operating losses of $2.8 million incurred during 2016.
Disclosure of Contractual Obligations
The following table sets forth as of September 30, 2018 our known contractual obligations (dollars in thousands):

	Payment Due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations (1)	$68,902	$146,523	$204,767	$661,190	$1,081,382
Operating Lease Obligation	216	447	158	58	879
Purchase Obligations (2)(3)	6,182	12,364	12,364	—	30,910
Total	$75,300	$159,334	$217,289	$661,248	$1,113,171
_________________________
(1) Reflects payments of principal (including amortization payments) and interest and excludes deferred costs. Also includes $30.3 million in "1-3 Years" relating to Factory at Garco Park which was sold subsequent to September 30, 2018. Assumes that the interest rate on the junior subordinated notes will be 4.34% per annum.
(2) Assumes that $823,000 will be paid annually for the next five years pursuant to the shared services agreement (i.e., the same amount paid in 2018 pursuant to this agreement) and $1.3 will be paid annually through September 30, 2022, for the Services. See "Item 1. Business—Our Structure."
(3) Assumes that approximately $4.1 million of property management fees will be paid annually to the managers of our multi-family properties Such sum reflects the amount we anticipate paying in 2019 on the multi-family properties we own at September 30, 2018. These fees are typically charges based on a percentage of rental revenues from a property. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable.

The following table sets forth as of September 30, 2018 information regarding the components of our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Mortgages on multi-family properties (1)	$67,086	$142,891	$200,565	$604,989	$1,015,531
Junior subordinated notes (2)	1,623	3,246	3,246	56,201	64,316
Other	193	386	956	—	1,535
Total	$68,902	$146,523	$204,767	$661,190	$1,081,382
___________________________
(1)  Includes payments of principal (including amortization payments) and interest and excludes deferred costs. Also includes $30.3 million in "1-3 Years", relating to Factory at Garco Park which was sold subsequent to September 30, 2018.

(2)  Assumes that the interest rate on the junior subordinated notes will be 4.34% per annum

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service obligations, acquire properties, make capital improvements and pay dividends. In 2018, our primary sources of capital and liquidity were the operations of our multi-family properties (including distributions from the joint ventures that own such properties), mortgage debt financings (an aggregate of $183.6 million, of which $164.3 million was used to acquire six multi-family properties and the balance was used to fund our West Nashville, TN development property), $44.9 million in equity contributions from our joint venture partners for acquisitions, $49.6 million from our share of the proceeds from the sale of the 2018 Properties Sold, $20.5 million from the sale of our common stock, $1.2 million from the repayment of principal and interest on the loan to the Newark Joint Venture, and our available cash (including restricted cash). At September 30, 2018 and November 30, 2018, our available cash (excluding restricted cash) is approximately $27.4 million and $21.6 million, respectively.
We anticipate that (i) our operating expenses, dividend payments and $77.7 million of mortgage amortization and interest expense payments in 2019 and 2020 will be funded from cash generated from the operations of our multi-family properties and, to the extent such sources are insufficient, from mortgage refinancings and/or sales of properties, and (ii) the $84.7 million of balloon payments due with respect to mortgages maturing from 2019 through 2020 will be funded from the refinancing of such mortgages. (The mortgage debt with respect to these properties generally is non-recourse to us and our subsidiary holding our interest in the applicable joint venture). Our operating cash flow and available cash are insufficient to fully fund such balloon payments, and if we are unable to refinance such debt, we may need to issue additional equity or dispose of properties on potentially less favorable terms.

Capital improvements at (i) 17 multi-family properties will be funded by approximately $6.7 million of restricted cash available at September 30, 2018 and (ii) other properties will be funded from the operations of such properties.

Our ability to acquire additional multi-family properties is limited by our available cash and our ability to obtain on acceptable terms, equity contributions from joint venture partners and mortgage debt from lenders. Further, if and to the extent we generate ordinary taxable income, we will be required to make distributions to stockholders to maintain our REIT status and as a result, will be limited in our ability to use gains, if any, from property sales, as a source of funds for operating expenses, debt service and property acquisitions.

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
Principles of Consolidation
We have entered into, and may continue to enter into, various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these joint ventures whether to consolidate the entity or account for our investment under the equity or cost method of accounting. Investments acquired or created are continually evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation (primarily using a voting interest model) under the remaining consolidation guidance relating to real estate entities. If we are the manager of a limited liability company, we also consider the consolidation guidance relating to the rights of non-managing members to assess whether any rights held by such members are participating rights and the level of control such members may have over the entity. We evaluate our accounting for investments on a quarterly basis or when a reconsideration event (as defined in GAAP) with respect to our investments occurs. The analysis required to identify VIEs and primary beneficiaries is complex and requires substantial management judgment.
Carrying Value of Real Estate Portfolio
We conduct a quarterly review of each real estate asset owned by us and through our joint ventures. This review is conducted in order to determine if indicators of impairment are present on the real estate.
In reviewing the value of the real estate assets owned, whether by us or our joint ventures, if there is an indicator of impairment and the carrying value of the real estate asset is determined to be unrecoverable, we seek to arrive at the fair value of each real estate asset by using one or more valuation techniques, such as comparable sales, discounted cash flow analysis or replacement cost analysis. A real estate asset is considered to be unrecoverable when an analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover our investment.  Any impairment taken with respect to our real estate assets reduces our net income, assets and stockholders' equity to the extent of the amount of the allowance, but it will not affect our cash flow until such time as the property is sold. No such charges were taken in the past three years.
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
Purchase Price Allocations
We allocate the purchase price of properties, including acquisition costs when appropriate, to the tangible and identified intangible assets acquired based on their relative fair values. In making estimates of fair values for purposes of allocating purchase price, we use a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Our junior subordinated notes bear interest at the rate of three --month LIBOR plus 200 basis points. A 100 basis point increase in the rate would result in an increase in interest expense in 2019 of $374,000 and a 100 basis point decrease in the rate would result in a $374,000 decrease in interest expense in 2019.
With the exception of seven mortgages (three of which are subject to interest rate swap agreements), all of our mortgage debt is fixed rate. For the variable rate debt not subject to interest rate swaps, an increase of 100 basis points in the interest rate would increase interest expense by approximately $871,000 and a decrease of 100 basis points in the interest rate would decrease interest expense by approximately $871,000.
As of September 30, 2018, we had three interest rate swaps and two interest rate caps outstanding. The fair value of our interest rate swaps and caps is dependent upon existing market interest rates and swap spreads, which change over time. At September 30, 2018, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and caps would have increased by $2.8 million. If there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would decrease by $2.9 million. These changes would not have any material impact on our net income or cash.
Item 8.    Financial Statements and Supplementary Data.
The information required by this item appears in a separate section of this Report following Part IV.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of September 30, 2018, were effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial transactions.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of September 30, 2018, our internal control over financial reporting was effective based on those criteria.
Our independent auditors, BDO USA, LLP, have issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.
Item 9B.    Other Information.
During the first quarter of 2019, our board of directors or committees thereof approved the payment of the following fees to these related parties for the performance of Services in calendar 2019: Israel Rosenzweig, $57,900; Fredric H. Gould, $210,000; Matthew J. Gould, $231,525; David W. Kalish, $220,500; Mark H. Lundy, $110,250; Isaac Kalish, $260,500; and Steven Rosenzweig, $240,650.
In December 2018, our Board adopted amendments to our Code of Business Conduct and Ethics, among other things, to clarify and/or amend provisions relating to conflicts of interest, use of our assets, the receipt and/or provision of loans, gifts and entertainment, insider trading and related party transactions. This summary of the amendments to the code is qualified in its entirety by reference to the full text of the code, which, as amended and restated (the "Code"), is filed as Exhibit 14.1 to this report and is incorporated by reference herein. A copy of the Code is also available within the "Corporate Governance" section of our website at www.brtapartments.com.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for information regarding other developments in the first quarter of 2019.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Apart from certain information concerning our executive officers which is set forth below in Part I of this report, the other information required by Item 10 is incorporated herein by reference to the applicable information to be in the proxy statement to be filed by January 28, 2019 for our 2019 Annual Meeting of Stockholders.
Executive Officers of Registrant
Set forth below is a list of our executive officers whose terms will expire at our 2019 annual Board of Directors' meeting. The business history of officers who are also directors will be provided in our proxy statement to be filed not later than January 28, 2019. References to a particular year for these biographies refer to the calendar year.

Name	Age	Office
Israel Rosenzweig (1)	71	Chairman of the Board of Directors
Jeffrey A. Gould (2)	53	President and Chief Executive Officer; Director
Mitchell K. Gould (3)	46	Executive Vice President
Matthew J. Gould (2)	59	Senior Vice President; Director
David W. Kalish (4)	71	Senior Vice President, Finance
Mark H. Lundy	56	Senior Vice President and Counsel
George E. Zweier	54	Vice President and Chief Financial Officer
Isaac Kalish (4)	43	Vice President and Treasurer
Steven Rosenzweig (1)	43	Vice President
___________________________________________________________________________
(1) Steven Rosenzweig is the son of Israel Rosenzweig.
(2) Jeffrey A. Gould and Matthew J. Gould are sons of Fredric H. Gould, the former chairman of our board of directors and currently, a director.
(3) Mitchell K. Gould is a cousin of Fredric H. Gould.
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
Mark H. Lundy, has been our Counsel and/or General Counsel since 2007, Senior Vice President since 2005 and Vice President from 1993 to 2005. He served as a Vice President of One Liberty Properties from 2000 to 2006 and has been its Secretary and Senior Vice President since June 1993 and 2006, respectively. Since 2013, Mr. Lundy has served as President and Chief Operating Officer, and from 1990 through 2013 as a Vice President (including Senior Vice President), of Georgetown Partners, Inc. He is licensed to practice law in New York and Washington, D.C.
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

Item 11.    Executive Compensation.
The information concerning our executive compensation required by Item 11 will be included in the proxy statement to be filed by January 28, 2019 with respect to our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by Item 12 will be included in the proxy statement to be filed by January 28, 2019 with respect to to our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.
Equity Compensation Plan Information
The table below provides information as of September 30, 2018 with respect to our shares of common stock that may be issued upon exercise of outstanding options, warrants and rights:

	Number of securities to be issued upon exercise (or vesting) of outstanding options, restricted stock units, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available-for future issuance under equity compensation plans—excluding securities reflected in column(a) (c)
Equity compensation plans approved by security holders	450,000	(1)	—	455,303	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	450,000		—	455,303
_______________________________________________________________________________
(1) Reflects the number of shares of common stock underlying RSUs granted pursuant to our 2016 Amended and Restated Incentive Plan(the "2016 Plan").  Such units vest in 2021 subject to the satisfaction of time, market and performance based vesting conditions. There is no exercise price associated with  such units. No further awards may be granted under the 2016 Plan. See note 12 of our consolidated financial statements.
(2) Represents the number of shares of common stock available for issuance pursuant to our 2018 Incentive Plan
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information concerning relationships and certain transactions required by Item 13 will be included in the proxy statement to be filed by January 28, 2019 with respect to our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information concerning our principal accounting fees required by Item 14 will be included in the proxy statement to be filed by January 28, 2019 with respect to our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)
1. All Financial Statements.
The response is submitted in a separate section of this report following Part IV.
2. Financial Statement Schedules.
The response is submitted in a separate section of this report following Part IV.
3. Exhibits:
In reviewing the agreements included as exhibits to this Annual Report on Form10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. Certain agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.		Title of Exhibits

2.1		Plan of Conversion dated December 8, 2016 (incorporated by reference to Annex B of Amendment No. 1 to our Registration Statement on Form S-4 filed January 12, 2017 (the "S-4 Registration") (Reg. No. 333-215221).

3.1		Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 20, 2017).

3.2		By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed March 20, 2017).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 18, 2011).

10.1	*	Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., us, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10.2 to our Form 10-K filed December 11, 2008).

10.2	*	Form of Indemnification Agreement between the Registrant on the one hand, and its executive officers and directors, on the other hand (incorporated by reference to Exhibit 10.5 to our Annual Report of Form 10-K filed December 14,2017).

10.3	*	Form of Restricted Shares Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the period ended December 31, 2013).

10.4	*	2012 Incentive Plan (incorporated by reference to exhibit 99.1 to our Registration Statement on Form S-8 filed on June 11, 2012 (File No. 333-182044)).

10.5	*	Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.6		Membership Interest Purchase Agreement dated as of February 23, 2016 entered into between TRB Newark Assemblage, LLC ("TRB") and TRB Newark TRS, LLC ("TRB REIT" and together with TRB, collectively, the "Seller") and RBH Partners III, LLC, and joined by RBH-TRB Newark Holdings, LLC and GS-RBH Newark Holdings, LLC (incorporated by reference to exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016).

10.7	*	Form of Performance Awards Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 10, 2016).

10.8	*	Form of Restricted Shares Agreement for the Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.40 to our S-4/A Registration).

10.9	*	2018 Incentive Plan (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2018).

Exhibit No.	Title of Exhibits
10.10	Form of Restricted Shares Agreement for the 2018 Incentive Plan.
14.1	Amended and Restated Code of Business Conduct and Ethics of the Company, adopted December 5, 2018.

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO USA LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act").

31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Act.

32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Act.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Act.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

BRT APARTMENTS CORP.
Date: December 10, 2018	By:	/s/ JEFFREY A. GOULD
Jeffrey A. Gould Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ISRAEL ROSENZWEIG	Chairman of the Board	December 10, 2018
Israel Rosenzweig

/s/ JEFFREY A. GOULD	Chief Executive Officer, President and Director (Principal Executive Officer)	December 10, 2018
Jeffrey A. Gould

/s/ ALAN GINSBURG	Director	December 10, 2018
Alan Ginsburg

/s/ FREDRIC H. GOULD	Director	December 10, 2018
Fredric H. Gould

/s/ MATTHEW J. GOULD	Director	December 10, 2018
Matthew J. Gould

/s/ LOUIS C. GRASSI	Director	December 10, 2018
Louis C. Grassi

/s/ GARY HURAND	Director	December 10, 2018
Gary Hurand

/s/ JEFFREY RUBIN	Director	December 10, 2018
Jeffrey Rubin

/s/ JONATHAN SIMON	Director	December 10, 2018
Jonathan Simon

/s/ ELIE WEISS	Director	December 10, 2018
Elie Weiss

/s/ GEORGE E. ZWEIER	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	December 10, 2018
George E. Zweier

Index

Item 8, Item 15(a)(1) and (2)
Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
BRT Apartments Corp. and Subsidiaries
Great Neck, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BRT Apartments Corp. and subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 10, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA LLP
We have served as the Company's auditor since 2011
New York, New York
December 10, 2018

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
BRT Apartments Corp. and Subsidiaries
Great Neck, New York

Opinion on Internal Control over Financial Reporting

We have audited BRT Apartments Corp. and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and schedule and our report dated December 10, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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
/s/ BDO USA LLP
New York, New York
December 10, 2018

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30,
	2018	2017
ASSETS
Real estate properties, net of accumulated depreciation of $85,724 and $64,290	$1,020,874	$902,281
Real estate loan	4,900	5,500
Cash and cash equivalents	27,360	12,383
Restricted cash	6,686	6,151
Deposits and escrows	24,458	27,839
Investment in unconsolidated joint ventures	20,078	21,415
Other assets	10,080	9,359
Real estate properties held for sale	38,928	8,969
Total Assets (a)	$1,153,364	$993,897
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $6,373 and $6,345	$792,432	$697,826
Junior subordinated notes, net of deferred costs of $362 and $382	37,038	37,018
Accounts payable and accrued liabilities	27,409	22,348
Total Liabilities (a)	856,879	757,192
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares, $.01 par value:
Authorized 2,000 shares, none issued	—	—
Common stock, $.01 par value, 300,000 shares authorized,
15,048 and 13,333 shares issued at September 30, 2018 and 2017	150	133
Additional paid-in capital	220,135	201,910
Accumulated other comprehensive income	2,629	1,000
Accumulated deficit	(24,927)	(37,047)
Total BRT Apartments Corp. stockholders' equity	197,987	165,996
Non-controlling interests	98,498	70,709
Total Equity	296,485	236,705
Total Liabilities and Equity	$1,153,364	$993,897

(a) The Company's consolidated balance sheets include the assets and liabilities of consolidated variable interest entities (VIEs). See note 4. The consolidated balance sheets include the following amounts related to the Company's VIEs as of September 30, 2018 and 2017, respectively: $586,623 and $707,546 of real estate properties, $6,699 and $8,626 of cash and cash equivalents, $11,837 and $13,873 of deposits and escrows, $6,781 and $8,148 of other assets, $38,852 and $8,969 of real estate properties held for sale, $481,569 and $558,568 of mortgages payable, $12,841 and $14,419 of accounts payable and accrued liabilities.
See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended September 30,
	2018	2017	2016
Revenues:
Rental and other revenue from real estate properties	$118,872	$104,477	$95,202
Other income	763	1,294	3,319
Total revenues	119,635	105,771	98,521
Expenses:
Real estate operating expenses—including $3,368, $2,725 and $1,950 to related parties	57,665	51,279	47,519
Interest expense	34,389	28,171	23,878
Advisor's fees, related party	—	—	693
Property acquisition costs—including $0, $0 and $2,221 to related parties	—	—	3,852
General and administrative—including $497, $346 and $157 to related party	9,210	9,396	8,536
Depreciation	38,504	30,491	23,180
Total expenses	139,768	119,337	107,658
Total revenues less total expenses	(20,133)	(13,566)	(9,137)
Equity in loss of unconsolidated joint ventures	(388)	(384)	—
Gain on sale of real estate	64,924	52,601	46,477
Gain on insurance recovery	4,498	—	—
Gain on sale of partnership interest	—	—	386
Loss on extinguishment of debt	(850)	(1,463)	(4,547)
Income from continuing operations	48,051	37,188	33,179
Provision for taxes	50	1,560	700
Income from continuing operations, net of taxes	48,001	35,628	32,479
Discontinued operations:
Loss from discontinued operations	—	—	(2,788)
Gain on sale of partnership interest	—	—	15,467
Income from discontinued operations	—	—	12,679
Net income	48,001	35,628	45,158
(Income) attributable to non-controlling interests	(24,228)	(22,028)	(13,869)
Net income attributable to common stockholders	$23,773	$13,600	$31,289

Basic per share amounts attributable to common stockholders:
Income from continuing operations	$1.63	$0.97	$1.21
Income from discontinued operations	—	—	1.02
Basic earnings per share	$1.63	$0.97	$2.23

Diluted per share amounts attributable to common stockholders:
Income from continuing operations	$1.61	$0.97	$1.21
Income from discontinued operations	—	—	1.02
Diluted earnings per share	$1.61	$0.97	$2.23

Amounts attributable to BRT Apartments Corp.:
Income from continuing operations	$23,773	$13,600	$16,950
Income from discontinued operations	—	—	14,339
Net income attributable to common stockholders	$23,773	$13,600	$31,289

Weighted average number of shares of common stock outstanding:
Basic	14,580,398	13,993,638	14,017,279
Diluted	14,780,398	14,018,843	14,017,279
See accompanying notes to consolidated financial statements.

Index

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended September 30,
	2018	2017	2016
Net income	$48,001	$35,628	$45,158
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	2,346	3,047	(1,544)
Other comprehensive income (loss)	2,346	3,047	(1,544)
Comprehensive income	50,347	38,675	43,614
Comprehensive (income) attributable to non-controlling interests	(24,945)	(22,473)	(13,392)
Comprehensive income attributable to common stockholders	$25,402	$16,202	$30,222
See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended September 30, 2018, 2017 and 2016
(Dollars in thousands, except share data)

	Shares of Beneficial Interest		Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		(Accumulated Deficit)	Non Controlling Interests	Total
Balances, September 30, 2015	$40,285		$—	$161,842	$(58)		$(79,414)	$37,519	$160,174
Restricted stock vesting	390		—	(390)	—		—	—	—
Compensation expense—restricted stock	—		—	1,005	—		—	—	1,005
Contributions from non-controlling interests	—		—	—	—		—	33,613	33,613
Distributions to non-controlling interests	—		—	—	—		—	(32,825)	(32,825)
Deconsolidation of joint venture upon sale	—		—	—	—	—	—	(1,790)	(1,790)
Shares repurchased - 326,421 shares	(979)		—	(1,136)	—		—	—	(2,115)
Net income	—		—	—	—		31,289	13,869	45,158
Other comprehensive loss	—		—	—	(1,544)		—	—	(1,544)
Comprehensive income	—		—	—	—		—	—	43,614
Balances, September 30, 2016	$39,696		$—	$161,321	$(1,602)		$(48,125)	$50,386	$201,676
Distributions - Common Stock - .18 per share	—		—	—	—		(2,522)	—	(2,522)
Restricted stock vesting	375		—	(375)	—		—	—	—
Compensation expense—restricted stock and restricted stock units	—		—	1,219	—		—	—	1,219
Contributions from non-controlling interests	—		—	—	—		—	31,606	31,606
Distributions to non-controlling interests	—		—	—	—		—	(33,756)	(33,756)
Shares repurchased - 23,897 shares	(17)		(1)	(175)	—		—		(193)
Conversion to a Maryland corporation at $.01 par value	(40,054)		134	39,920	—		—	—	—
Net income	—		—	—	—		13,600	22,028	35,628
Other comprehensive loss	—		—	—	2,602		—	445	3,047
Comprehensive income	—		—	—	—		—	—	38,675
Balances, September 30, 2017	$—		$133	$201,910	$1,000		$(37,047)	$70,709	$236,705
Distributions - Common Stock - $0.78 per share	—	—	—	—	—		(11,653)	—	(11,653)
Restricted stock vesting	—		1	(1)	—		—	—	—
Compensation expense—restricted stock and restricted stock units	—		—	988	—		—	—	988
Contributions from non-controlling interests	—		—	—	—		—	32,553	32,553
Consolidation of investment in limited partnership	—		—	—	—		—	12,370	12,370
Distributions to non-controlling interests	—		—	—	—		—	(40,023)	(40,023)
Purchase of non-controlling interest	—		—	(3,116)	—		—	(2,056)	(5,172)
Shares issued through equity offering program, net	—		16	20,395	—		—	—	20,411
Shares repurchased - 3,500 shares	—		—	(41)	—		—	—	(41)
Net income	—		—	—	—		23,773	24,228	48,001
Other comprehensive income	—		—	—	1,629		—	717	2,346
Comprehensive income	—		—	—	—		—	—	50,347
Balances, September 30, 2018	$—		$150	$220,135	$2,629		$(24,927)	$98,498	$296,485
See accompanying notes to consolidated financial statements

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended September 30,
	2018	2017	2016
Cash flows from operating activities:
Net income	$48,001	$35,628	$45,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,504	30,491	23,180
Amortization of deferred financing fees	1,432	1,263	2,814
Amortization of restricted stock	988	1,219	1,005
Equity in loss of unconsolidated subsidiaries	388	384	—
Gain on sale of partnership interests	—	—	(15,853)
Gain on sale of real estate	(64,924)	(52,601)	(46,477)
Gain on insurance recovery	(4,498)	—	—
Loss on extinguishment of debt	850	1,463	4,547
Effect of deconsolidation of non-controlling interest	—	—	(1,692)
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in deposits and escrows	6,941	(8,867)	(6,190)
Increase in accounts payable and accrued liabilities	4,757	698	4,897
Decrease (increase) in other assets	6,149	3,413	(1,309)
Net cash provided by operating activities	38,588	13,091	10,080
Cash flows from investing activities:
Collections from real estate loans	600	14,000	—
Additions to real estate properties	(187,940)	(228,354)	(302,628)
Net costs capitalized to real estate owned	(16,769)	(9,298)	(46,844)
Net change in restricted cash-Newark	—	—	(1,952)
Net change in restricted cash-multi-family	(535)	1,232	(865)
Investment in limited partnership	(12,370)	—	—
Purchase of non-controlling interest	(5,172)	—	—
Consolidation of investment in limited partnership	1,279	—	—
Proceeds from the sale of real estate owned	169,115	167,013	197,264
Distributions from unconsolidated joint ventures	948	424	—
Contributions to unconsolidated joint ventures	—	(21,894)	—
Proceeds from the sale of joint venture interests	—	—	19,242
Net cash used in investing activities	(50,844)	(76,877)	(135,783)
Cash flows from financing activities:
Proceeds from mortgages payable	116,972	155,172	267,788
Increase in other borrowed funds	—	—	6,001

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended September 30,
	2018	2017	2016
Mortgage payoffs	(84,726)	(96,322)	(130,090)
Mortgage principal payments	(5,130)	(5,163)	(5,081)
Increase in deferred financing costs	(1,320)	(2,574)	(2,491)
Dividends paid	(11,463)	—	—
Contributions from non-controlling interests	32,553	31,606	33,613
Distributions to non-controlling interests	(40,023)	(33,756)	(32,825)
Proceeds from sale of New Markets Tax Credits	—	—	2,746
Proceeds from the sale of common stock	20,411	—	—
Repurchase of shares of common stock	(41)	(193)	(2,115)
Net cash provided by financing activities	27,233	48,770	137,546
Net increase (decrease) in cash and cash equivalents	14,977	(15,016)	11,843
Cash and cash equivalents at beginning of year	12,383	27,399	15,556
Cash and cash equivalents at end of year	$27,360	$12,383	$27,399
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense, including capitalized interest of $174, $263 and $1,568 in 2018, 2017 and 2016	$33,063	$27,135	$27,680
Cash paid during the year for income and excise taxes	$241	$1,884	$1,264
Acquisition of real estate through assumption of debt	$13,608	$27,638	$16,051
Assets removed due to casualty loss	$742	$3,571	$—

See accompanying notes to consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
BRT Apartments Corp. (“BRT” or the “Company”) is the successor to BRT Realty Trust pursuant to the conversion of BRT Realty Trust from a Massachusetts business trust to a Maryland corporation on March 18, 2017. BRT owns, operates and develops multi-family properties. Generally, the multi-family properties are acquired with joint venture partners in transactions in which the Company contributes 65% to 80% of the equity. At September 30, 2018, the Company owns 36 multi-family properties with 10,121  (including 402 units at a property under development) located in 11 states. At September 30, 2018, the carrying value of the multi-family assets (including a real estate asset held for sale), was $1,049,408,000.
The Company also owns and operates various other real estate assets. At September 30, 2018, the carrying value of the other real estate assets was $15,293,000, including a real estate loan of $4,900,000.
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
The joint ventures that own properties in Ocee, FL, Lawrenceville, GA, Dallas, TX, Farmers Branch, TX and Grand Prairie, TX were determined not to be VIE's but are consolidated because the Company has controlling rights in such entities.
With respect to its unconsolidated joint ventures, as (i) the Company is generally the managing member but does not exercise substantial operating control over these entities or the Company is not the managing member and (ii) such entities are not VIEs, the Company determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.
Certain items on the consolidated financial statements for the prior years have been reclassified to conform with the current year's presentation, including the reclassification (i) of the operations and related assets of the Newark Joint Venture to discontinued operations, (ii) of deferred loan costs on the consolidated balance sheets from assets to a reduction of the carrying amount of mortgage payable and (iii) tenant utility reimbursements from real estate operating expenses to rental and other revenues from real estate properties. The reclassification of tenant utility reimbursements increased total revenues and expenses by $4,066,000 in 2016, and had no effect on the Company's financial position, results of operation or cash flows.
Income Tax Status
The Company qualifies as a real estate investment trust under sections 856-860 of the Internal Revenue Code of 1986, as amended. The board of directors may, at its option, elect to revoke or terminate the Company's election to qualify as a real estate investment trust.
The Company will not be subject to federal, and generally state and local taxes on amounts it distributes to stockholders, provided it distributes 90% of its ordinary taxable income and meets other conditions. The Company currently has net operating loss carryforwards which it can use to reduce taxable income. Use of the net operating loss carryforward was subject to an alternative minimum tax in 2016 and 2017. The Federal alternative minimum tax was repealed effective January 1, 2018.

In December 2017, the Tax Cuts and Jobs Act (the “TCJA”) of 2017 was passed. The TCJA includes a number of changes to the corporate income tax system, including a reduction in the statutory federal corporate income tax rate from 35% to 21%, changes to deductions for certain pass-through business income (including certain REIT dividends), and potential limitations on interest expense, depreciation, and the deductibility of executive compensation. As a REIT, we are generally not

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
subject to federal income tax on our taxable income at the corporate level and do not believe that any of the changes from the TCJA will have a material impact on our consolidated financial statements.
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
Real Estate Properties
Real estate properties are stated at cost, net of accumulated depreciation, and includes  properties acquired through acquisition, development or foreclosure.
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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Fixed Asset Capitalization
Various costs may be incurred in the development of the Company's properties. After a determination is made to capitalize a cost, it is allocated to the specific project that is benefited. The costs of land and building under development include specifically identifiable costs. These capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and other costs incurred during the period of development. A construction project is considered substantially completed when it is available for occupancy, but no later than one year from cessation of major construction activity.  The Company ceases capitalizing costs when the project is available for occupancy.
Equity Based Compensation
Compensation expense for grants of restricted stock and restricted stock units ("RSUs") are amortized over the vesting period of such awards, based upon the estimated fair value of such award at the grant date. The deferred compensation related to the RSUs to be recognized as expense is net of certain and performance assumptions which are re-evaluated quarterly. For accounting purposes, the restricted shares and the RSUs are not included in the outstanding shares shown on the consolidated balance sheets until they vest; however, the restricted shares are included in the calculation of both basic and diluted earnings per share as they participate in the earnings of the Company.
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
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to holders of common stock for the applicable year by the weighted average number of shares of common stock outstanding during such year.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company.  Diluted earnings (loss) per share is determined by dividing net income (loss) applicable to the holders of common stock for the applicable year by the sum of the weighted average number of shares of common stock outstanding plus the dilutive effect of the Company's unvested RSUs using the treasury stock method.
Cash Equivalents
Cash equivalents consist of highly liquid investments; primarily, direct United States treasury obligations with maturities of three months or less when purchased.
Restricted Cash
Restricted cash consists of cash held for construction costs and property improvements for specific properties as may be required by contractual arrangements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
New Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which prescribes a single, common revenue standards that supersedes nearly all existing revenue recognition guidance under U.S. GAAP, including most industry-specific requirements. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 outlines a five step model to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. The Company’s revenues are primarily derived from rental income, which is scoped out from this standard and is currently accounted for in accordance with ASC Topic 840, Leases. The Company will adopt this standard effective October 1, 2018, using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption. The adoption of this standard is not expected to have a material impact on the timing or amounts of the Company’s revenues. However, the recognition of gains on dispositions of properties may be impacted prospectively in circumstances under which collectability of the sales price may not be reasonably assured or if the Company has continuing involvement with a sold property.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, and requires lessees to recognize most leases on their balance sheets and makes targeted changes to lessor accounting. Further, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This amendment provides a new practical expedient that allows lessors, by class of underlying asset, to avoid separating lease and associated non-lease components within a contract if certain criteria are met: (i) the timing and pattern of transfer for the non-lease component and the associated lease component are the same and (ii) the stand-alone lease component would be classified as an operating lease if accounted for separately.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company will adopt this standard effective October 1, 2019, and is currently evaluating the impact of adoption on the consolidated financial statements.  As lessor, the Company expects that the adoption of ASU 2016-02 (as amended by subsequent ASUs) will not change the timing of revenue recognition of the Company’s rental revenues. As a lessee, the Company is party to certain equipment, ground, and office leases with future payment obligations for which the Company expects to record right-of-use assets and lease liabilities at the present value of the remaining minimum rental payments upon adoption of this standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted.  The Company will adopt this standard effect October 1, 2018, and will elect the “cumulative earnings approach” whereby distributions received from equity method investments would be classified as cash flows from operations to the extent of equity earnings and then as cash flows from investing activities thereafter. Upon the adoption of ASU 2016-15, the Company expects to reclassify $146,000 and $134,000 of its cash inflows from investing activities to cash flows from operating activities in its historical presentation of cash flows related to its equity method investments for the years ended September 30, 2018 and 2017, respectively.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
In November 2016, the FASB issued ASU Update No. 2016-018, Statement of Cash Flows (Topic 230): Restricted
Cash. The new standard requires that the statement of cash flows explain the change during the period in the combined total of cash, cash equivalents, and amounts generally described as restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose relevant information about the nature of the restrictions on the basis of their individual facts and circumstances. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The new standard requires a retrospective approach. The Company will adopt this standard effective October 1, 2018, and expects to reclassify $535,000  and $1,200,000. of its cash outflows from operating activities to change in cash and restricted cash in its historical presentation of cash flows for the years ended September 30, 2018 and 2017, respectively.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which amends the guidance on nonfinancial assets in ASC 610-20. The amendments clarify that (i) a financial asset is within the scope of ASC 610-20 if it meets the definition of an in substance nonfinancial asset and may include nonfinancial assets transferred within a legal entity to a counter-party, (ii) an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counter-party and de-recognize each asset when a counter-party obtains control of it, and (iii) an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations. Further, ASU 2017-05 provides guidance on accounting for partial sales of nonfinancial assets. The amendments are effective at the same time as the amendments in ASU 2014-09. The Company will adopt this standard effective October 1, 2018, and does expect the adoption to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The update better aligns a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company will adopt this standard effective October 1, 2019, and is currently evaluating the impact of adoption on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update provides specific guidance for transactions for acquiring goods and services from nonemployees and specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2020. Early adoption is permitted but not earlier than the adoption of ASC Topic 606. The Company does not believe that this guidance will have a material effect on its consolidated financial statements as it has not historically issued share-based payments in exchange for goods or services to be consumed within its operations.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC Topic 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 2—REAL ESTATE PROPERTIES
Real estate properties (including real estate properties held for sale), consist of the following (dollars in thousands):

	September 30,
	2018	2017
Land	$163,862	$138,094
Building	943,775	808,366
Building improvements	40,274	31,411
Real estate properties	1,147,911	977,871
Accumulated depreciation	(88,109)	(66,621)
Total real estate properties, net	$1,059,802	$911,250

A summary of activity in real estate properties (including properties held for sale), for the year ended September 30, 2018, follows (dollars in thousands):

	September 30, 2017 Balance	Property Acquisitions	Capitalized Costs and Improvements	Depreciation	Sales and Other Dispositions	September 30, 2018 Balance
Multi-family	$890,300	$233,400	$24,443	$(38,394)	$(104,396)	$1,005,353
Multi-family development - West Nashville, TN	10,448	—	33,609	—	—	44,057
Land - Daytona, FL	8,021	—	—	—	—	8,021
Retail shopping center - Yonkers, NY	2,481	—	—	(110)	—	2,371
Total real estate properties	$911,250	$233,400	$58,052	$(38,504)	$(104,396)	$1,059,802

As a result of the damage caused by Hurricane Harvey in 2017, the Company reduced the carrying value of Retreat at Cinco Ranch, located in Katy, TX, by $3,571,000 and, because the Company believed it would recover such sum from its insurance coverage, recorded a receivable for the same amount.  Through September 30, 2018, the Company recognized $9,150,000 in insurance recoveries related to Hurricane Harvey, of which $4,498,000, is recorded as a gain on insurance recovery and $1,180,000 of recoveries from business interruption insurance has been recognized as rental income.
The acquisitions completed in the year ended September 30, 2018 and described in note 3 - Acquisitions, Dispositions and Impairment Charges, have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and assumed liabilities based on management's estimate of the relative fair value of these acquired assets and assumed liabilities at the dates of acquisition.
The following table summarizes the preliminary allocations of the purchase price of six properties purchased between October 1, 2017 and September 30, 2018 , and the finalized allocation of the purchase price, as adjusted, as of September 30, 2018 (dollars in thousands):

	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation

Land	$47,653	$(3,614)	$44,039
Buildings and improvements	180,381	3,622	184,003
Acquisition-related intangible assets (in acquired lease intangibles, net)	5,366	(8)	5,358
Total consideration	$233,400	$—	$233,400

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018

NOTE 2—REAL ESTATE PROPERTIES (Continued)
A summary of the Company's multi-family properties by state as and for the year ended September 30, 2018, is as follows (dollars in thousands):

Location	Number of Properties at September 30, 2018	Number of Units at September 30, 2018	2018 Revenues (a)	% of 2018 Revenues
Texas	11	3,096	$36,358	31.0%
Georgia	5	1,545	16,761	14.3%
Florida	4	1,248	15,832	13.5%
Missouri	4	775	10,622	9.1%
South Carolina (b)	3	683	8,717	7.4%
Tennessee	2	702	4,215	3.6%
Alabama	2	412	6,135	5.2%
Mississippi	2	776	8,617	7.3%
Indiana	1	400	3,689	3.1%
Ohio	1	264	2,804	2.4%
Virginia	1	220	3,589	3.1%
	36	10,121	$117,339	100%
________________________
(a) Includes Waverly Place, Melbourne FL, sold on October 25, 2017, Valley Venue, Valley, AL, sold on February 23, 2018 and Garden Square, Palm Beach Gardens, FL sold on February 25, 2018. These properties in total had 1,368 units and accounted for $5,815 of 2018 revenues.
(b) Includes Factory at Garco, N. Charleston, SC which was sold in November 2018.

Future minimum rentals to be received pursuant to non-cancellable operating leases with terms in excess of one year, from a commercial property owned by the Company at September 30, 2018, are as follows (dollars in thousands):

Year Ending September 30,	Amount
2019	$1,119
2020	1,119
2021	1,132
2022	1,185
2023	1,234
Thereafter	3,266
Total	$9,055
Leases at the Company's multi-family properties are generally for a term of one year or less and are not reflected in the above table.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES
Property Acquisitions
The tables below provides information regarding the Company's purchases of multi-family properties during the years ended September 30, (dollars in thousands):

2018

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Madison, AL	12/7/2017	204	$18,420	$15,000	$4,456	80%	$247
Boerne, TX (a)	12/14/2017	120	12,000	9,200	3,780	80%	244
Ocoee, FL	2/7/2018	522	71,347	53,060	12,370	50%	1047
Lawrenceville, GA	2/15/2018	586	77,229	54,447	15,179	50%	767
Daytona Beach, FL	4/30/2018	208	20,500	13,608	6,900	80%	386
Grand Prairie, TX	5/17/2018	281	30,800	18,995	7,300	50%	413
		1,921	$230,296	$164,310	$49,985		$3,104
(a) Includes $500 for the acquisition of a land parcel adjacent to the property.

2017

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Fredricksburg, VA	11/4/2016	220	$38,490	$29,900	$8,720	80%	$643
St. Louis, MO	2/28/2017	128	27,000	20,000	6,001	76%	423
St. Louis, MO	2/28/2017	53	8,000	6,200	2,002	76%	134
Creve Coeur, MO	4/4/2017	174	39,600	29,000	9,408	78%	569
West Nashville, TN (a)	6/2/2017	402	5,228	—	4,800	58%	226
Farmers Branch, TX	6/29/2017	509	85,698	55,200	16,200	50%	992
Tallahassee, FL	8/30/2017	242	27,588	21,524	7,015	80%	377
		1,728	$231,604	$161,824	$54,146		$3,364
______________________
(a) A development property.

In the year ended September 30, 2018, the Company purchased its partner's 2.5% interest in Avalon Apartments, located in Pensacola, FL., for $250,000 and its partner's 20% interest in Kilburn Crossing located in Fredricksburg, VA., for $4,909,000.

The table below provides information regarding the real estate property acquired by the Company subsequent to September 30, 2018 (dollars in thousands):

Location	Purchase Date	No. of Units	Contract Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Greenville, SC	10/30/2018	266	$37,750	$26,425	$12,920	90%	$509

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES (Continued)
Property Dispositions
The tables below provide information regarding the Company's disposition of real estate properties during the years ended September 30, (dollars in thousands):
2018

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-Controlling Partner's Share of Gain on Sale
Melbourne, FL	10/25/2017	208	$22,250	$12,519	$2,504
New York, NY (1)	1/18/2018	1	470	439	—
Valley, AL	2/23/2018	618	51,000	9,712	4,547
Palm Beach Gardens, FL	2/25/2018	542	97,250	41,831	20,593
New York, NY (1)	8/15/2018	1	450	424	—
		1,370	$171,420	$64,925	$27,644
(a) Reflects the sale of a cooperative apartment unit.
2017

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-Controlling Partner's Share of Gain
Greenville, NC	10/19/2016	350	$68,000	$18,483	$9,329
Panama City, FL	10/26/2016	160	14,720	7,393	3,478
Atlanta, GA	11/21/2016	350	36,750	8,905	4,166
Hixson, TN	11/30/2016	156	10,775	608	152
New York, NY (a)	12/21/2016	1	465	449	—
Humble, TX	7/27/2017	260	18,000	7,707	3,143
Humble, TX	7/27/2017	160	11,300	4,767	1,943
Pasadena, TX	7/27/2017	144	9,750	4,289	2,629
		1,581	$169,760	$52,601	$24,840
(a) Reflects the sale of a cooperative apartment unit.
The table below provides information regarding the real estate property disposed of by the Company subsequent to September 30, 2018 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Estimated Gain on Sale	Non-Controlling Partner's Share of Estimated Gain on Sale
North Charleston, SC	11/7/2018	271	$51,650	$12,000	$6,300

Impairment Charges
The Company reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Company measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES (Continued)
Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell.  During the years ended September 30, 2018, 2017, and 2016, no impairment charges were recorded.

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

The following is a summary of the carrying amounts with respect to the consolidated VIEs and their classification on the Company's consolidated balance sheets (amounts in thousands):

	September 30,
	2018	2017
ASSETS
Real estate properties, net of depreciation of $52,873 and $35,525	$586,623	$707,546
Cash and cash equivalents	6,699	8,626
Deposits and escrows	11,837	13,873
Other assets	6,781	8,148
Real estate properties held for sale	38,852	8,969
Total Assets	$650,792	$747,162

LIABILITIES
Mortgages payable, net of deferred costs of $3,786 and $5,170	$481,569	$558,568
Accounts payable and accrued liabilities	12,841	14,419
Mortgage payable held for sale	—	—
Total Liabilities	$494,410	$572,987

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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 5–DISCONTINUED OPERATIONS (Continued)

The discontinued operations of the Newark Joint Venture and the statement of operations for the years ended September 30, 2016, are summarized as follows (dollars in thousands):

Statement of Operations	Year Ended September 30,

2016
Revenues:
Rental and other revenue from real estate properties	$2,437
Other income	444
Total revenues	2,881

Expenses:
Real estate operating expenses	2,277
Interest expense	2,242
Depreciation	1,150
Total expense	5,669
Loss from discontinued operations	(2,788)
Gain on sale of partnership interest	15,467
Discontinued operations	$12,679

NOTE 6—REAL ESTATE LOAN

As a result of the NJV Sale in February 2016, the mortgage loan owed to the Company by the Newark Joint Venture (the "NJV Loan Receivable"), which, prior to the sale, was eliminated in consolidation, is reflected as a real estate loan on the consolidated balance sheets. At September 30, 2018, the principal balance of the NJV Loan Receivable is $4,900,000. This receivable bears interest, payable monthly, at a rate of 11% per year, is secured by several properties in Newark, NJ, and matures in January 2019.

NOTE 7 —REAL ESTATE PROPERTY HELD FOR SALE

At September 30, 2018, Factory at Garco Park, North Charleston, SC, with a carrying value of $38,852,000, was held for sale. This property was sold on November 7, 2018. The Company estimates it will recognize a gain on the sale of this property of approximately $12,000,000, of which approximately $6,300,000 will be allocated to the non-controlling partner. At September 30, 2017, Waverly Place Apartments, Melbourne, FL, with a carrying value of  $8,969,000, was held for sale. This property was sold on October 25, 2017.

NOTE 8—RESTRICTED CASH
Restricted cash represents funds for specific purposes and therefore are not generally available for general corporate purposes. As reflected on the consolidated balance sheets, restricted cash represents funds held by or on behalf of the Company specifically allocated for capital improvements at multi-family properties.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 9—INVESTMENT IN UNCONSOLIDATED VENTURES
At September 30, 2018, the Company owns interests in three unconsolidated joint ventures owning multi-family properties. The table below provides information regarding these joint ventures (dollars in thousands):

Location	Number of Units	Carrying Value of Investment	Property Purchase Price	Mortgage Balance	Percent Ownership
Columbia, SC	374	$4,670	$58,300	$40,402	32%
Columbia, SC (a)	339	8,581	5,915	34,439	46%
Forney, TX (b)	313	6,706	39,000	25,350	50%
Other (c)	—	121	—	—
	1,026	$20,078	$103,215	$100,191
__________________________
(a ) Reflects land purchased for a development project at which construction of 339 units is planned. Construction financing for this project of up to
 $47,246 has been secured. Such financing bears interest at 4.08% and matures in June 2020.
(b) This interest is held through a tenancy-in-common.
(c) Represents interest in cooperative units in Lawrence, NY.

NOTE 10—DEBT OBLIGATIONS
Debt obligations consist of the following (dollars in thousands):

	September 30,
	2018	2017
Mortgages payable	$798,805	$704,171
Junior subordinated notes	37,400	37,400
Deferred mortgage costs	(6,735)	(6,727)
Total debt obligations	$829,470	$734,844

Mortgage Payable
At September 30, 2018, $798,805,000 of mortgage debt is outstanding on the Company's 36 multi-family properties and one commercial property with a weighted average interest rate of 4.18% and a weighted average remaining term to maturity of 6.9 years. Scheduled principal repayments for the next five years and thereafter are as follows (dollars in thousands):

Year Ending September 30,	Scheduled Principal Payments
2019	$34,819
2020	62,621	(a)
2021	22,622
2022	59,496
2023	92,478
Thereafter	526,769
	$798,805

_____________________
(a) Includes $30,265 in 2020 related to Factory at Garco Park, North Charleston, SC, which was sold subsequent to September 30, 2018.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 10—DEBT OBLIGATIONS (Continued)
The Company incurred the following mortgage debt in connection with these acquisitions in the years ended September 30, (dollars in thousands):
2018

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
Madison, AL	12/7/2017	$15,000	4.08%	60 months	January 2028
Boerne, TX	12/14/2017	9,200	LIBOR +2.39%	36 months	January 2028	(a)
Ocoee, FL	2/7/2018	53,060	3.90%	84 months	January 2028
Lawrenceville, GA	2/15/2018	54,447	3.97%	120 months	March 2028
Daytona Beach, FL	4/30/2018	13,608	3.94%	24 months	May 2025
Grand Prairie, TX	5/17/2018	18,995	4.37%	60 months	June 2028
		$164,310
____________________
(a) The Company entered into an agreement related to this loan to cap LIBOR at 3.86%.
2017

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
Fredricksburg, VA	11/4/2016	$27,638	3.68%	N/A	February 2027
Saint Louis, MO	2/28/2017	20,000	4.79%	72 months	March 2027
Saint Louis, MO	2/28/2017	6,197	4.84%	72 months	March 2027
Creve Coeur, MO	4/4/2017	29,000	LIBOR +2.50%	N/A	July 2019
Farmers Branch, TX	6/29/2017	55,200	4.22%	60 months	July 2028
Tallahassee, FL	8/30/2017	21,524	4.19%	60 months	September 2027
		$159,559

During the year ended September 30, 2017, the Company obtained supplemental fixed rate financing as set forth in the table below (dollars in thousands):

Location	Closing Date	Supplemental Mortgage Debt	Interest Rate	Maturity Date
Fredricksburg, VA	11/4/2016	$2,261	4.84%	February 2027
Decatur, GA	5/31/2017	4,941	5.32%	December 2022
		$7,202

Junior Subordinated Notes
At September 30, 2018 and 2017, the outstanding principal balance of the Company's junior subordinated notes was$37,400,000. The interest rate on the outstanding balance resets quarterly and is based on three month LIBOR +2.00% The rate in effect at September 30, 2018 is 4.34%. The notes mature April 30, 2036.
The notes require interest only payments through the maturity date, at which time repayment of all outstanding principal and unpaid interest is due. Interest expense for the years ended September 30, 2018, 2017 and 2016, which includes amortization of deferred costs, was $1,489,000, $1,175,000 and $1,510,000, respectively.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018

NOTE 11—INCOME TAXES
The Company elected to be taxed as a real estate investment trust ("REIT") pursuant to the Code. As a REIT, the Company will generally not be subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its stockholders. To maintain its REIT status, the Company must distribute at least 90% of its ordinary taxable income; however, if it does not distribute 100% of its taxable income, it will be taxed on undistributed income. There are a number of organizational and operational requirements the Company must meet to remain a REIT. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Company is subject to certain state and local income taxes and to Federal income and excise taxes on undistributed taxable income. For income tax purposes, the Company reports on a calendar year basis.
During the years ended September 30, 2018, 2017 and 2016, the Company recorded $50,000, $1,560,000 and $689,000, respectively, of Federal alternative minimum tax and state franchise tax expense, net of refunds, relating to the 2018, 2017 and 2016 calendar years. The Federal alternative minimum tax is no longer effective in 2018.
Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial statement purposes due to various items, including timing differences related to loan loss provisions, impairment charges, depreciation methods and carrying values.
At December 31, 2017, the Company had a net operating loss carry forward of $16,816,000. These net operating losses may be available in future years to reduce taxable income when it is generated. These tax loss carry forwards no longer expire and are available to offset 100% of taxable income. Net operating losses generated in 2018 and after will be available to offset 80% of taxable income.

NOTE 12—STOCKHOLDERS' EQUITY
Common Stock Dividend Distribution
During the years ended September 30, 2018 and 2017, the Company declared an aggregate of $0.78 and $0.18 per share in cash dividends. The Company did not declare or pay any dividends during the year ended September 30, 2016.
Stock Based Compensation

Each of the Company's 2018 Incentive Plan (the "2018 Plan") and Amended and Restated 2016 Incentive Plan (the "2016 Plan") authorized the Company to grant: (i) up to 600,000 shares of common stock pursuant to stock options, restricted stock, restricted stock units, and performance shares awards; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. The Company's 2012 Incentive Plan (the "2012 Plan") authorized the Company to grant up to 600,000 shares of common stock pursuant to stock options, restricted stock, restricted stock units and performance share awards. No further awards may be granted pursuant to the 2016 Plan and the 2012 Plan, which are referred to collectively as the "Prior Plans".
Restricted Stock Units
 In June 2016, pursuant to the 2016 Plan, the Company issued restricted stock units (the "Units") to acquire up to 450,000 shares of common stock. The Units entitle the recipients, subject to continued service through March 31, 2021 (the “Performance Period”), to receive in the aggregate, (i) up to 200,000 shares (the “TSR Award”) of common stock based on achieving, during the Performance Period, specified levels in compounded annual growth rate (“CAGR”) in total stockholder return (“TSR”), and (ii) up to 200,000 shares of common stock based on achieving, during the Performance Period, specified levels in CAGR in adjusted funds from operations, as determined pursuant to the performance agreement (the "AFFO Award"). In addition, up to 50,000 shares (the "Adjustment Awared")may be added to or subtracted from the TSR Award, based on attaining or failing to attain, as the case may be, during the Performance Period, of CAGR in TSR relative to the CAGR in TSR

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 12—STOCKHOLDERS' EQUITY (Continued)
for the REITs that comprise, with specified exceptions, the FTSE NAREIT Equity Apartment  Index. The recipients also received dividend equivalent rights entitling them to receive cash dividends with respect to the shares of common stock underlying their Units as if the underlying shares were outstanding during the Performance Period, if, when, and to the extent, the related Units vest. The Units were determined not to be participating securities and accordingly, for financial statement purposes, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. Though the 450,000 shares underlying the units are contingently issuable shares, 250,000 of such shares have not been included in the calculation of diluted earnings per share as the criteria with respect to the AFFO Award and the Adjustment Award were not met at September 30, 2018. The Company included 200,000 shares of common stock underlying the TSR Awards in the calculation of diluted earnings per share as the market criteria with respect to the TSR award have been met at September 30, 2018.
For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to assist management in determining fair value. For the AFFO Awards, fair value is based on the market value on the date of grant. Expense is not recognized on the Units which the Company does not expect to vest as a result of conditions the Company does not expect to be satisfied. The total amount recorded at the grant date as deferred compensation with respect to the Units was $2,117,000. As of September 30, 2018, $1,432,000 of deferred compensation allocated to the AFFO Award has been reversed, as it is not anticipated that the performance goals will be met. The remaining $685,000 allocated to the TSR Award is being charged to general and administrative expense over the Performance Period. The deferred compensation expense to be recognized is net of certain forfeiture and performance assumptions. The Company recorded $(56,000), $240,000 and $146,000 of compensation expense related to the amortization of unearned compensation with respect to the Units in the years ended September 30, 2018, 2017 and 2016, respectively. At September 30, 2018 and 2017,  $354,000  and $1,015,000 respectively, has been deferred as unearned compensation and will be charged to expense over the balance of the Performance Period.
Restricted Stock
In March 2018, the Company granted 144,797 shares of restricted stock pursuant to the 2018 Plan. As of September 30, 2018, an aggregate of 705,847 shares of unvested restricted stock are outstanding pursuant to the Plan and the Prior Plans. All shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation. During the years ended September 30, 2018, 2017 and 2016, the Company recorded $1,044,000 and $978,000, and $859,000 respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At September 30, 2018 and 2017, $3,023,000 and $2,356,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average vesting period of these restricted shares is 2.3 years.
Changes in the number of restricted shares outstanding under the Company's equity incentive plans are shown below:

	Year Ended September 30,
	2018	2017	2016
Outstanding at beginning of the year	689,375	666,775	672,875
Issued	144,797	147,500	141,050
Cancelled	(400)	—	(16,850)
Vested	(127,925)	(124,900)	(130,300)
Outstanding at the end of the year	705,847	689,375	666,775

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 12—STOCKHOLDERS' EQUITY (Continued)
The following table reflects the compensation expense recorded for all incentive plans (dollars in thousands):

	Year Ended September 30,
	2018	2017	2016
Restricted stock grants	$1,044	$978	$859
Restricted stock units	(56)	240	146
Total compensation	$988	$1,218	$1,005

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands):

	Year Ended September 30,
	2018	2017	2016
Numerator for basic and diluted earnings per share attributable to common stockholders:
Net income attributable to common stockholders	$23,773	$13,600	$31,289

Denominator:
Denominator for basic earnings per share—weighted average number of shares	14,580,398	13,993,638	14,017,279
Effect of dilutive securities	200,000	25,205	—
Denominator for diluted earnings per share—adjusted weighted average number of shares and assumed conversions	14,780,398	14,018,843	14,017,279

Basic earnings per share	$1.63	$0.97	$2.23
Diluted earnings per share	$1.61	$0.97	$2.23

Equity Distribution Agreements
In January 2018, the Company entered into equity distribution agreements, as amended in May 2018, with three sales agents to sell an aggregate of $30,000 of its common stock from time-to-time in an at-the-market offering. Since the commencement of the at-the-market offering program through September 30, 2018, the Company sold 1,590,935 shares of common stock for net proceeds of $20,411 after giving effect to related fees, commissions and offering related expenses of $502,000.
Share Buyback
On March 11, 2016, the Board of Directors authorized the Company to repurchase up to $5,000,000 of shares of common stock through September 30, 2017. Pursuant to this authorization, the Company, from such date through September 30, 2017, repurchased 98,318 shares of common stock at an average market price of $7.37 per share, for an aggregate purchase price, including commissions, of $724,000.
On September 12, 2017, the Board of Directors authorized the Company, effective as of October 1, 2017, to purchase up to $5.0 million of its shares of common stock through September 30, 2019. Pursuant to this authorization, the Company from such date through September 30, 2018, repurchased 3,500 shares of common stock at an average price of $11.73 per share, for an aggregate purchase price, including commissions, of $41,000.
.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 13—RELATED PARTY TRANSACTIONS
The Company paid REIT Management Corp., a company wholly owned by Fredric H. Gould, a director of the Company, advisory fees pursuant to its Advisory Agreement of  $0, $0 and $693,000 for the years ended September 30, 2018, 2017 and 2016, respectively. The Advisory Agreement terminated effective December 31, 2015. Effective as of January 1, 2016, the Company retained certain of its executive officers and Fredric H. Gould to provide services previously provided pursuant to such agreement. The aggregate fees paid in 2018 and 2017 for these services were $1,253,000 and $1,193,000.
Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould, under renewable year-to-year agreements. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property provides real property management, real estate brokerage and construction supervision services to these properties. For the years ended September 30, 2018, 2017 and 2016, fees for these services were $33,000, $32,000, and $34,000, respectively.
Fredric H. Gould is the vice chairman of the board of directors of One Liberty Properties, Inc., and certain of the Company's officers and directors are also officers and, or directors of One Liberty Properties, Inc. In addition, Mr. Gould is an executive officer and sole stockholder of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P.("Gould Investors"). Certain of the Company's officers and directors are also officers and/or directors of Georgetown Partners, Inc. The allocation of expenses for the facilities, personnel and other resources shared by the Company, One Liberty and Gould Investors is computed in accordance with a shared services agreement by and among the Company and these entities and is included in general and administrative expense on the consolidated statements of operations. During the years ended September 30, 2018, 2017 and 2016, allocated general and administrative expenses reimbursed by the Company to Gould Investors L.P. pursuant to the shared services agreement aggregated $823,000, $723,000 and $549,000, respectively.

On December 11, 2015, the Company borrowed $8,000,000 from Gould Investors at an interest rate of 5.24%. This loan was satisfied on February 24, 2016. Interest expense for the year ended September 30, 2016 was $86,000.
Management of many of the Company's multi-family properties is performed by its joint venture partners or their affiliates, none of which are related to the Company. These management fees amounted to $3,670,000, $2,834,000 and $1,919,000 in the years ended September 30, 2018, 2017 and 2016, respectively. In addition, the Company may pay an acquisition fee to its joint venture partner upon the purchase of a property. These acquisition fees amounted to $2,043,000, $2,571,000 and $2,221,000 for the years ended September 30, 2018, 2017 and 2016, respectively.
The Company obtains certain insurance in conjunction with Gould Investors and reimburses Gould Investors for the Company's share of the insurance cost. Insurance reimbursements to Gould Investors for the years ended September 30, 2018, 2017 and 2016 were $26,000, $24,000 and $41,000 respectively.
See note 5 - Discontinued Operations for information regarding the Company's sale of its interest in the Newark Joint Venture to affiliates of its former partner in such venture.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 14—SEGMENT REPORTING
Substantially all of the Company's assets are comprised of multi-family real estate assets generally leased to tenants on a one year basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment. Prior to October 1, 2017, the Company operated in two reportable segments: a multi-family real estate segment which includes the ownership, operation and development of its multi-family properties; and another real estate segment, which includes the ownership and operation and development of its other real estate assets.
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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 14—SEGMENT REPORTING (Continued)
The following table summarizes the Company's segment reporting for the year ended September 30, 2016 (dollars in thousands):

	Multi-Family Real Estate	Other Real Estate	Total
Revenues:
Rental and other revenues from real estate properties	$93,795	$1,407	$95,202
Other income	—	3,319	$3,319
Total revenues	93,795	4,726	98,521
Expenses:
Real estate operating expenses	46,936	583	47,519
Interest expense	23,739	139	23,878
Advisor's fee, related party	593	100	693
Property acquisition costs	3,852	—	3,852
General and administrative	8,313	223	8,536
Depreciation	22,251	929	23,180
Total expenses	105,684	1,974	107,658
Total revenues less total expenses	(11,889)	2,752	(9,137)
Gain on sale of real estate	45,206	1,271	46,477
Gain on sale of partnership interest	386	—	386
Loss on extinguishment of debt	(4,547)	—	(4,547)
Income from continuing operations	29,156	4,023	33,179
Provision for taxes	686	14	700
Income from continuing operations, net of taxes	28,470	4,009	32,479
Net (income) attributable to non-controlling interests	(15,420)	(108)	(15,528)
Net income attributable to common stockholders before reconciling items	$13,050	$3,901	$16,951
Reconciling adjustment:
Discontinued operations, net of non-controlling interests			14,338
Net income attributable to common stockholders			$31,289
Segment assets at September 30, 2016	$843,898	$31,001	$874,899

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
Junior subordinated notes:    At September 30, 2018 and 2017, the estimated fair value of the Company's junior subordinated notes is less than their carrying value by approximately $12,451,486, and $15,705,000, respectively, based on market interest rates of 7.35% and 6.82%, respectively.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Mortgages payable:   At September 30, 2018, the estimated fair value of the Company's mortgages payable is lower than their carrying value by approximately $34,039,000  assuming market interest rates between 4.30% and 6.04%. At September 30, 2018, the estimated fair value was lower than the carrying value by $11,400,000, assuming market interest rates between 3.78% and 5.02%. Market interest rates were determined using current financing transaction information provided by third party institutions.
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
Set forth below is information regarding the Company's financial assets and liabilities measured at fair value as of September 30, 2018 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Assets:
Interest rate swaps	$3,787	—	$3,787
Interest rate caps	6		6
Total Financial Assets	$3,793	$—	$3,793

Financial Liabilities:
Interest rate swap	$—	—	$—

Derivative financial instruments:   Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. At September 30, 2018, these derivatives are included in other assets a on the consolidated balance sheet.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of September 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 16—COMMITMENT AND CONTINGENCIES
The Company maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Company are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $350,000, $342,000 and $324,000 during the years ended
September 30, 2018, 2017 and 2016, respectively. At September 30, 2018 and 2017,  $18,000 and  $162,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets.
At September 30, 2018, the Company is the carve-out guarantor with respect to mortgage debt in principal amount of $113,730,000 at seven multi-family properties.

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
As of September 30, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity
Interest rate cap on LIBOR	$9,200	3.86%	January 1, 2021
Interest rate cap on LIBOR	$29,000	3.00%	July 10, 2019
Interest Rate Swap	$1,446	5.25%	April 1, 2022
Interest Rate Swap	$26,400	3.61%	May 6, 2023
Interest Rate Swap	$27,000	4.05%	September 19, 2026

Derivatives as of:
September 30, 2018		September 30, 2017
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$3,793	Other assets	$1,460
Accounts payable and accrued liabilities	$—	Accounts payable and accrued liabilities	$14

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 17—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
The following table presents the effect of the Company's derivative financial instrument on the consolidated statements of comprehensive income (loss) for the years ended September 30, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended September 30,
	2018	2017	2016
Amount of gain (loss) recognized on derivative in Other Comprehensive Income	$2,396	$2,660	$(1,695)
Less: amount of gain (loss) reclassified from Accumulated Other Comprehensive (loss) income into Interest Expense	$71	$(387)	$(33)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust's cash flow hedges during the years ended September 30, 2018, 2017 or 2016. During the twelve months ending September 30, 2019, the Company estimates an additional $533,000 will be reclassified from other comprehensive income as an increase to interest expense.
Credit-risk-related Contingent Features
The agreement between the Company and its derivatives counterparty provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligation.

NOTE 18—QUARTERLY FINANCIAL DATA (Unaudited)

	2018
	1st Quarter Oct. - Dec	2nd Quarter Jan. - March	3rd Quarter April - June	4th Quarter July - Sept.	Total For Year
Revenues	$28,349	$29,651	$30,154	$31,481	$119,635
Expenses	32,278	34,548	35,897	37,045	139,768
Total revenues less total expenses	(3,929)	(4,897)	(5,743)	(5,564)	(20,133)
Equity in loss of unconsolidated joint ventures	(25)	(63)	(127)	(173)	(388)
Gain on sale of real estate	12,519	51,981	—	424	64,924
Gain on insurance recovery	—	3,227	—	1,271	4,498
Loss on extinguishment of debt	(257)	(593)	—	—	(850)
Income (loss) income from continuing operations	8,308	49,655	(5,870)	(4,042)	48,051
Provision for taxes	106	(253)	101	96	50
Net income (loss)	8,202	49,908	(5,971)	(4,138)	48,001
Net (income) loss attributable to non-controlling interests	(1,851)	(24,686)	1,282	1,027	(24,228)
Net income (loss) attributable to common stockholders	$6,351	$25,222	$(4,689)	$(3,111)	$23,773

Basic and diluted per share amounts attributable to common stockholders
Basic income (loss) per share	$0.45	$1.77	$(0.33)	$(0.20)	$1.63
Diluted income (loss) per share	$0.45	$1.75	$(0.33)	$(0.20)	$1.61

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
NOTE 18—QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	2017
	1st Quarter Oct. - Dec	2nd Quarter Jan. - March	3rd Quarter April - June	4th Quarter July - Sept.	Total For Year
Revenues	$25,640	$24,883	$26,861	$28,387	$105,771
Expenses	28,027	28,473	30,333	32,504	119,337
Total revenues less total expenses	(2,387)	(3,590)	(3,472)	(4,117)	(13,566)
Equity in loss of unconsolidated joint ventures	—	—	(307)	(77)	(384)
Gain on sale of real estate	35,838	—	—	16,763	52,601
Loss on extinguishment of debt	(799)	—	—	(664)	(1,463)
(Loss) income from continuing operations	32,652	(3,590)	(3,779)	11,905	37,188
Provision for taxes	350	1,108	41	61	1,560
Net income (loss)	32,302	(4,698)	(3,820)	11,844	35,628
Net loss (income) attributable to non-controlling interests	(16,532)	469	418	(6,383)	(22,028)
Net (loss) income attributable to common stockholders	$15,770	$(4,229)	$(3,402)	$5,461	$13,600

Basic and diluted per share amounts attributable to common stockholders
Basic and diluted (loss) income per share	$1.13	$(0.30)	$(0.24)	$0.39	$0.97

NOTE 19—SUBSEQUENT EVENTS
Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2018 that warrant additional disclosure have been included in the notes to the consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
(Including Real Estate Property Held for Sale)
SEPTEMBER 30, 2018
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at September 30, 2018						Depreciation Life
Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Commercial
Yonkers, NY.	$1,329	—	$4,000	—	$320	—	—	$4,320	$4,320	$1,948	(c)	Aug-2000	39 years
South Daytona, FL.	—	$10,437	—	$49	—	—	$8,021	—	8,021	—	N/A	Feb-2008	N/A
Multi-Family Residential
North Charleston, SC	16,443	2,436	18,970	—	1,185	—	2,436	20,155	22,591	4,295	2010	Oct-2012	30 years
Decatur, GA	14,837	1,698	8,676	—	1,683	—	1,698	10,359	12,057	2,245	1954	Nov-2012	30 years
Houston, TX (Stonecrossing)	12,410	5,143	11,524	—	493	—	5,143	12,017	17,160	2,397	1978	Apr-2013	30 years
Houston, TX (Stonecrossing East)	7,137	3,044	5,463	—	1,031	—	3,044	6,494	9,538	1,256	1979	Apr-2013	30 years
Huntsville, AL	11,886	1,047	10,942	—	873	—	1,047	11,815	12,862	2,167	1985	Oct-2013	30 years
Columbus, OH	9,741	1,372	12,678	—	493	—	1,372	13,171	14,543	2,463	1999	Nov-2013	30 years
Indianapolis, IN	14,156	4,477	14,240	—	2,749	—	4,477	16,989	21,466	2,966	2007	Jan-2014	30 years
Nashville, TN	22,721	4,565	22,054	—	3,107	—	4,565	25,161	29,726	3,850	1985	Apr-2014	30 years
Houston, TX (Kendall Manor)	14,989	1,849	13,346	—	2,143	—	1,849	15,489	17,338	2,495	1981	July-2014	30 years
Pensacola, FL	18,931	2,758	25,192	—	611	—	2,758	25,803	28,561	3,606	2008	Dec-2014	30 years
San Marcos, TX	17,158	2,163	19,562	—	238	—	2,163	19,800	21,963	2,515	2014	Sept-2015	30 years
Lake St. Louis, MO	26,210	2,752	33,248	—	1,164	—	2,752	34,412	37,164	3,925	1986	Sept-2015	30 years
North Charleston, SC	30,266	5,538	—	—	35,457	318	5,538	35,775	41,313	2,385	2016	Oct-15	30 years
LaGrange, GA	15,103	832	21,968	—	512	—	832	22,480	23,312	2,379	2009	Nov-15	30 years
Katy, TX	30,750	4,194	36,056	—	4,054	—	4,194	40,110	44,304	3,556	2008	Jan-16	30 years
Macon, GA	11,096	1,876	12,649	—	550	—	1,876	13,199	15,075	1,470	1988	Feb-16	30 years
Southaven, MS (Civic Center I)	28,000	2,090	32,910	—	2,224	—	2,090	35,134	37,224	3,472	2002	Feb-16	30 years
San Antonio, TX	26,189	5,540	29,610	—	739	—	5,540	30,349	35,889	3,528	2013	May-16	30 years
Dallas, TX	27,823	13,073	23,927	—	2,758	—	13,073	26,685	39,758	2,594	1986	May-16	30 years
Columbia, SC	12,934	2,233	14,767	—	846	—	2,233	15,613	17,846	1,614	1996	May-16	30 years
Atlanta, GA	27,375	10,347	28,777	—	1,096	—	10,347	29,873	40,220	3,075	1989	Aug-16	30 years

Index

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at September 30, 2018						Depreciation Life
Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Commercial
Southaven, MS (Civic Center II)	30,564	2,077	36,128	—	1,208	—	2,077	37,336	39,413	3,473	2005	Sep-16	30 years
San Antonio, TX	27,000	4,620	31,380	—	736	—	4,620	32,116	36,736	3,073	2015	Sep-16	30 years
Fredericksburg, VA	28,869	6,985	32,148	—	1,012	—	6,985	33,160	40,145	2,677	2005	Nov-16	30 years
St. Louis, MO (Tower at OPOP)	20,000	192	27,231	—	133	—	192	27,364	27,556	1,776	2014	Feb-17	30 years
St. Louis, MO (Lofts at OPOP)	6,197	329	7,805	—	102	—	329	7,907	8,236	656	2014	Feb-17	30 years
Creve Coeur, MO	29,000	2,270	37,899	—	123	—	2,270	38,022	40,292	2352	2016	Apr-17	30 years
West Nashville, TN	18,657	5,228	5,220	179	33,430	—	5,407	38,650	44,057	—	2017	June-17	30 years
Farmers Branch, TX	55,200	7,343	79,347	—	80	—	7,343	79,427	86,770	4,834	2016	June-17	30 years
Tallahassee, FL	21,524	3,553	24,372	—	1,608	—	3,553	25,980	29,533	1,461	1996	Aug-17	30 years
Madison, AL	15,000	1,936	16,731	—	1,076	—	1,936	17,807	19,743	811	1991	Dec-17	30 years
Boerne, TX	9,200	1,393	10,851	—	319	—	1,393	11,170	12,563	631	2007	Dec-17	30 years
Ocoee, FL	53,060	16,754	55,641	—	3,197	—	16,754	58,838	75,592	2,494	1996	Feb-18	30 years
Lawrenceville, GA	54,447	17,199	60,797	—	4,437	—	17,199	65,234	82,433	2,578	1997	Feb-18	30 years
Daytona Beach, FL	13,608	3,501	17,385	—	480	—	3,501	17,865	21,366	498	1996	Apr-18	30 years
Grand Prairie, TX	18,995	3,255	27,954	—	16	—	3,255	27,970	31,225	594	2001	May-18	30 years

Total	$798,805	$166,099	$871,448	$228	$112,283	$318	$163,862	$984,049	$1,147,911	$88,109

Index
BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
(Including Real Estate Property Held for Sale)
SEPTEMBER 30, 2018
(Dollars in thousands)
Notes to the schedule:

(a)	Total real estate properties	$1,147,911
	Less: Accumulated depreciation and amortization	(88,109)
	Net real estate properties	$1,059,802
(b)	Amortization of the Company's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.
(c)	Information not readily obtainable.
A reconciliation of real estate properties is as follows:

	2018	2017	2016
Balance at beginning of year	$911,250	$793,572	$757,027
Additions:
Acquisitions	233,400	239,923	318,680
Capital improvements	24,443	9,298	19,649
Capitalized development expenses and carrying costs	33,609	16,069	27,194
	291,452	265,290	365,523
Deductions:
Sales	103,654	113,552	150,786
Depreciation/amortization/paydowns	38,504	30,489	24,328
Other dispositions	742	3,571	—
Reconciliation of partnership interest	—	—	153,864
	142,900	147,612	328,978
Balance at end of year	$1,059,802	$911,250	$793,572