Form 10-QT
period 2018-12-31
BRT Apartments Corp.
filed 2019-02-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☐      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

OR

☒         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from October 1, 2018 to December 31, 2018

Commission File Number 001-07172

BRT APARTMENTS CORP.
(Exact name of Registrant as specified in its charter)

Maryland	13-2755856
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

60 Cutter Mill Road, Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

516-466-3100
(Registrant’s telephone number, including area code)
Former Fiscal Year: September 30,
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer” “accelerated filer”, “smaller reporting company”and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

15,900,395 Shares of Common Stock,
par value $0.01 per share, outstanding on February 2, 2019

BRT APARTMENTS CORP. AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31, 2018 (Unaudited)	September 30, 2018
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $91,715 and $85,724	$1,029,239	$1,020,874
Real estate loan	4,750	4,900
Cash and cash equivalents	32,428	27,360
Restricted cash	8,180	6,686
Deposits and escrows	21,268	24,458
Investments in unconsolidated joint ventures	19,758	20,078
Other assets	8,084	10,080
Real estate property held for sale	—	38,928
Total Assets (a)	$1,123,707	$1,153,364
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $6,289 and $6,373	$771,817	$792,432
Junior subordinated notes, net of deferred costs of $357 and $362	37,043	37,038
Accounts payable and accrued liabilities	24,487	27,409
Total Liabilities (a)	833,347	856,879

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 300,000 shares authorized;
15,038 and 15,048 shares outstanding	150	150
Additional paid-in capital	216,981	220,135
Accumulated other comprehensive income	1,688	2,629
Accumulated deficit	(20,044)	(24,927)
Total BRT Apartments Corp. stockholders’ equity	198,775	197,987
Non-controlling interests	91,585	98,498
Total Equity	290,360	296,485
Total Liabilities and Equity	$1,123,707	$1,153,364

(a) The Company's consolidated balance sheets include the assets and liabilities of consolidated variable interest entities (VIEs). See note 6. The consolidated balance sheets include the following amounts related to the Company's VIEs as of December 31, 2018 and September 30, 2018, respectively: $584,074 and $586,623 of real estate properties, $5,207 and $6,699 of cash and cash equivalents, $11,705 and $11,837 of deposits and escrows, $6,302 and $6,781 of other assets, $0 and $38,928 of real estate properties held for sale, $446,749 and $481,569 of mortgages payable, net of deferred costs and $11,816 and $12,841 of accounts payable and accrued liabilities.

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,
	2018	2017
Revenues:
Rental and other revenues from real estate properties	$31,216	$28,162
Other income	223	187
Total revenues	31,439	28,349
Expenses:
Real estate operating expenses - including $915 and $785 to related parties	15,224	13,347
Interest expense	8,946	7,980
General and administrative - including $116 and $81 to related parties	2,476	2,303
Depreciation	10,192	8,648
Total expenses	36,838	32,278
Total revenues less total expenses	(5,399)	(3,929)
Equity in loss of unconsolidated joint ventures	(125)	(25)
Gain on sale of real estate	19,514	12,519
Gain on insurance recoveries	1,585	—
Loss on extinguishment of debt	(207)	(257)
Income from continuing operations	15,368	8,308
Income tax provision	58	106
Net income from continuing operations, net of taxes	15,310	8,202
Net income attributable to non-controlling interests	(7,237)	(1,851)
Net income attributable to common stockholders	$8,073	$6,351

Weighted average number of shares of common stock outstanding:
Basic	15,744,233	14,022,438
Diluted	15,944,233	14,222,438

Per share amounts attributable to common stockholders:
Basic	$0.51	$0.45
Diluted	$0.51	$0.45

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,

	2018	2017
Net income	$15,310	$8,202
Other comprehensive income:
Unrealized (loss) gain on derivative instruments	(1,359)	502
Other comprehensive (loss) income	(1,359)	502
Comprehensive income	13,951	8,704
Comprehensive (income) attributable to non-controlling interests	(6,819)	(2,007)
Comprehensive income attributable to common stockholders	$7,132	$6,697

See accompanying notes to consolidated financial statements.

 BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
 (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, September 30, 2017	$133	$201,910	$1,000	$(37,047)	$70,709	$236,705
Distributions - common stock - $.18 per share	—	—	—	(2,596)	—	(2,596)
Compensation expense - restricted stock and restricted stock units	—	315	—	—	—	315
Contributions from non-controlling interests	—	—	—	—	4,535	4,535
Distributions to non-controlling interests	—	—	—	—	(4,316)	(4,316)
Net income	—	—	—	6,351	1,851	8,202
Other comprehensive income	—	—	346	—	156	502
Comprehensive income						8,704
Balances, December 31, 2017	$133	$202,225	$1,346	$(33,292)	$72,935	$243,347

Balances, September 30, 2018	$150	$220,135	$2,629	$(24,927)	$98,498	$296,485
Distributions - common stock - $0.20 per share	—	—	—	(3,190)		(3,190)
Compensation expense - restricted stock and restricted stock units	—	323	—	—	—	323
Contributions from non-controlling interests	—	—	—	—	1,435	1,435
Distributions to non-controlling interests	—	—	—	—	(15,070)	(15,070)
Purchase of non-controlling interest	—	(3,357)	—	—	(97)	(3,454)
Shares repurchased - 10,274 shares	—	(120)				(120)
Net income	—	—	—	8,073	7,237	15,310
Other comprehensive income	—	—	(941)	—	(418)	(1,359)
Comprehensive income						13,951
Balances, December 31, 2018	$150	$216,981	$1,688	$(20,044)	$91,585	$290,360

  See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$15,310	$8,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,192	8,648
Amortization of deferred borrowing fees	178	364
Amortization of restricted stock and restricted stock units	323	315
Equity in loss of unconsolidated joint ventures	125	25
Gain on sale of real estate	(19,514)	(12,519)
Gain on insurance recovery	(1,585)	—
Loss on extinguishment of debt	207	257
Distributions from equity earnings of unconsolidated joint ventures	—	36
Increases and decreases from changes in other assets and liabilities:
Decrease in deposits and escrows	3,190	4,209
Decrease in other assets	2,212	930
Decrease in accounts payable and accrued liabilities	(2,962)	(2,066)
Net cash provided by operating activities	7,676	8,401

Cash flows from investing activities:
Collections from real estate loan	150	150
Additions to real estate properties	(48,756)	(36,910)
Improvements to real estate properties	(3,093)	(1,610)
Purchase of non-controlling interests	(3,444)	—
Net proceeds from the sale of real estate properties	91,887	21,790
Distributions from unconsolidated joint ventures	195	239
Net cash provided by (used in) investing activities	36,939	(16,341)

Cash flows from financing activities:
Proceeds from mortgages payable	37,040	24,470
Mortgage payoffs	(56,580)	(9,290)
Mortgage principal payments	(1,366)	(1,328)
Increase in deferred financing costs	(242)	(380)
Dividends paid	(3,150)	(2,524)
Contributions from non-controlling interests	1,435	4,535
Distributions to non-controlling interests	(15,070)	(4,316)
Repurchase of shares of common stock	(120)	—
Net cash (used in) provided by financing activities	(38,053)	11,167

Net increase in cash, cash equivalents and restricted cash	6,562	3,227
Cash, cash equivalents and restricted cash at beginning of period	34,046	18,534
Cash, cash equivalents and restricted cash at end of period	$40,608	$21,761

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)
(Dollars in Thousands)

	Three Months Ended December 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $299 and $0, respectively	$9,063	$7,605
Taxes paid	$39	25

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company"), a Maryland corporation, owns, operates and develops multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi-family properties are acquired with joint venture partners in transactions in which the Company contributes a significant portion of the equity. At December 31, 2018, the Company owns: (a) 35 multi-family properties with 9,696 units (including 402 units at a property under development), located in 11 states with a carrying value of $1,018,874,000; and (b) interests in three unconsolidated multi-family joint ventures with 687 units  (including 339 units in lease-up) located in two states with a carrying value of $19,635,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of December 31, 2018, and for the three months ended December 31, 2018 and 2017, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended December 31, 2018 and 2017, are not necessarily indicative of the results for the full year. The consolidated balance sheet as of September 30, 2018, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.
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

In February 2019, the Board of Directors of the Company authorized a change in the Company’s fiscal year end from September 30 to December 31. The change is intended to better align the Company’s fiscal year with the fiscal year of other multi-family REITs. As a result of the change in fiscal year, (i) the Company’s 2019 fiscal year began on January 1, 2019 and will end on December 31, 2019 and (ii) the Company is filing this Transition Report on Form 10-Q (this "Transition Report") covering the transition period from October 1, 2018 to December 31, 2018.

Note 3 - Equity

Equity Distribution Agreements

In January 2018, the Company entered into equity distribution agreements, which were amended in May 2018, with three sales agents to sell up to an aggregate of $30,000,000 of its common stock from time-to-time in an at-the-market offering. During the quarter ended December 31, 2018, the Company did not sell any shares. Since the commencement of the at-the-market offering program through December 31, 2018, the Company sold 1,590,935 shares for an aggregate sales price of $20,913,000.

Common Stock Dividend Distribution

The Company declared a quarterly cash distribution of $0.20 per share, payable on January 4, 2019, to stockholders of record on December 21, 2018.

Stock Based Compensation

The Company's 2018 Incentive Plan (the "2018 Plan") permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance share awards and any one or more of the foregoing, up to a maximum of 600,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards.
Restricted Stock Units
In June 2016, the Company issued restricted stock units (the "Units") to acquire up to 450,000 shares of common stock pursuant to the 2016 Amended and Restated Incentive Plan (the "2016 Incentive Plan") . The Units entitle the recipients, subject to continued service through the March 31, 2021 vesting date, to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends paid from the grant date through the vesting date with respect to the shares of common stock underlying the Units if, when, and to the extent, the related Units vest. For financial statement purposes, because the Units are not participating securities, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. The shares underlying the Units are contingently issuable shares and 200,000 of these shares have been included in the diluted earnings per share as the market conditions with respect to such units had been met at December 31, 2018.
Expense is recognized over the five-year vesting period on the Units which the Company expects to vest. For the three months ended December 31, 2018 and 2017, the Company recorded $35,000 and $72,000, of compensation expense related to the amortization of unearned compensation with respect to the Units. At December 31, 2018, and September 30, 2018, $319,000 and $354,000 of compensation expense, respectively, had been deferred and will be charged to expense over the remaining vesting period.
Restricted Stock
In January 2019, the Company granted 156,399 shares of restricted stock pursuant to the 2018 Incentive Plan. As of December 31, 2018, an aggregate of 705,847 shares of unvested restricted stock are outstanding pursuant to the 2018 Incentive Plan, 2016 Incentive Plan and 2012 Incentive Plan. No additional awards may be granted under the 2016 Incentive Plan and 2012 Incentive Plan. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.
For the three months ended December 31, 2018 and 2017, the Company recorded $288,000 and $243,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At December 31, 2018 and September 30, 2018, $2,735,000 and $3,023,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.1 years.

Stock Buyback
On September 5, 2017, the Board of Directors approved a repurchase plan authorizing the Company, effective as of October 1, 2017, to repurchase up to $5,000,000 of shares of common stock through September 30, 2019. During the quarter ended December 31, 2018, the Company purchased 10,274 shares of common stock at an average market price of $11.73 per share for a purchase price of approximately $120,473.
Per Share Data
Basic earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock deemed to be outstanding during such period. For the three months ended December 31, 2018, the Company included 200,000 shares of common stock underlying the Units in the calculation of diluted earning per share as the market criteria with respect to the Units has been met at December 31, 2018.
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2018	2017
Numerator for basic and diluted earnings per share attributable to common stockholders:
Net income attributable to common stockholders	$8,073	$6,351

Denominator:
Denominator for basic earnings per share—weighted average number of shares	15,744,233	14,022,438
Effect of diluted securities	200,000	200,000
Denominator for diluted earnings per share—adjusted weighted average number of shares and assumed conversions	15,944,233	14,222,438

Basic earnings per share	$0.51	$0.45
Diluted earnings per share	$0.51	$0.45

Note 4 ‑ Real Estate Properties

Real estate properties (including a property held for sale at September 30, 2018) consist of the following (dollars in thousands):

	December 31, 2018	September 30, 2018
Land	$155,573	$163,862
Building	924,378	943,775
Building improvements	41,003	40,274
Real estate properties	1,120,954	1,147,911
Accumulated depreciation	(91,715)	(88,109)
Total real estate properties, net	$1,029,239	$1,059,802

A summary of real estate properties owned (including a property held for sale at September 30, 2018) follows (dollars in thousands):

	September 30, 2018 Balance	Additions	Capitalized Costs and Improvements	Depreciation	Sales	December 31, 2018 Balance
Multi-family	$1,005,353	$38,259	$3,093	$(10,164)	$(72,221)	$964,320
Multi-family development - West Nashville, TN	44,057	—	10,498	—	—	54,555
Land - Daytona, FL	8,021	—	—	—	—	8,021
Shopping centers/Retail - Yonkers, NY	2,371	—	—	(28)	—	2,343
Total real estate properties	$1,059,802	$38,259	$13,591	$(10,192)	$(72,221)	$1,029,239

The following table summarizes the allocation of the purchase price with respect to a property purchased during the three months ended December 31, 2018 (dollars in thousands):

Allocation of Purchase Price
Land	$3,164
Building and improvements	34,446
Acquisition-related intangible assets	649
Total consideration	$38,259

The purchase price of the property acquired, inclusive of acquisition costs, was allocated to the acquired assets based on their estimated relative fair values on the acquisition date.

As a result of damage from a fire in March 2018, the Company reduced the carrying value of Brixworth located in Huntsville, AL, by $741,000 and because the Company believed it was probable that it would recover such sum from its insurance coverage, it recognized such sum as an insurance recovery receivable. Through December 31, 2018, the Company received $1,560,000 and recognized a gain of $819,000 in the quarter ended December 31, 2018.

As a result of damage from a fire in May 2018, the Company reduced the carrying value of Waterside located in Indianapolis, IN by $267,000 and because the Company believed it was probable that it would recover such sum from its insurance coverage, it recognized such sum as an insurance recovery receivable. Through December 31, 2018, the Company received $350,000 and recognized a gain of $83,000 in the quarter ended December 31, 2018.

During the three months ended December 31, 2018, the Company received $1,153,000 and recognized an additional gain of $683,000 in insurance recoveries upon its receipt of funds on its claim with regard to damage at Retreat at Cinco Ranch, located in Katy, TX, which was damaged by Hurricane Harvey in September 2017.

Note 5 ‑ Acquisitions and Dispositions

Property Acquisitions

The table below provides information regarding the Company's purchase of a multi-family property during the three months ended December 31, 2018 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Greenville, SC	10/30/2018	266	$37,750	$26,425	$12,920	90	$509

In the quarter ended December 31, 2018, the Company purchased its partner's 20.0% equity interest in Kendall Apartments, located in Pensacola, FL, for $3,444,000. The property is now wholly owned by the Company.

The table below provides information regarding the Company's purchases of multi-family properties during the three months ended December 31, 2017 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Madison, AL	12/7/2017	204	$18,420	$15,000	$4,456	80.0%	$247
Boerne, TX (a)	12/14/2017	120	12,000	9,200	3,780	80.0%	244
		324	$30,420	$24,200	$8,236		$491

____________________________________
 (a) Purchase price includes $500 for the acquisition of a land parcel adjacent to the property.

Property Dispositions

The following table is a summary of real estate properties disposed of by the Company during the three months ended December 31, 2018 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner's portion of the gain
North Charleston, SC	11/07/2018	271	$51,650	$11,921	$5,970
Lake St. Louis, MO	12/18/2018	420	41,200	7,593	2,077
		691	$92,850	$19,514	$8,047

The following table is a summary of the real estate properties disposed of by the Company during the three months ended December 31, 2017 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner's portion of the gain
Melbourne, FL	10/25/2017	208	$22,250	$12,519	$2,504

Impairment Charges

The Company reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Company measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the three months ended December 31, 2018 and 2017, no impairment charges were recorded.

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

The following is a summary of the carrying amounts with respect to the consolidated VIEs and their classification on the Company's consolidated balance sheets (dollars in thousands):

	December 31, 2018 (unaudited)	September 30, 2018
ASSETS
Real estate properties, net of accumulated depreciation of $53,637 and $52,873	$584,074	$586,623
Cash and cash equivalents	5,207	6,699
Deposits and escrows	11,705	11,837
Other assets	6,302	6,781
Real estate properties held for sale	—	38,852
Total Assets	$607,288	$650,792

LIABILITIES
Mortgages payable, net of deferred costs of $3,628 and $3,786	$446,779	$481,569
Accounts payable and accrued liabilities	11,816	12,841
Total Liabilities	$458,595	$494,410

Note 7 - Real Estate Property Held For Sale

At September 30, 2018, Factory at Garco Park, North Charleston, SC with a carrying value of $38,928,000, was held for sale. This property was sold on November 7, 2018. The Company did not have any properties that met the criteria for held-for-sale classification at December 31, 2018.

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

Note 9 – Investment in Unconsolidated Ventures

The Company has interests in unconsolidated joint ventures that own multi-family properties. The table below provides information regarding these joint ventures at December 31, 2018 (dollars in thousands):

Location	Number of Units	Carrying Value of Investment	Mortgage Balance	Percent Ownership
Columbia, SC	374	$4,619	$40,219	32%
Columbia, SC (a)	339	8,425	37,463	46%
Forney, TX (b)	313	6,591	25,350	50%
Other investments	N/A	123	N/A	N/A
	1,026	$19,758	$103,032
________________________
(a) Reflects land purchased for a development project at which construction of 339 units is planned. Construction financing for this project of up to $47,426 has been secured. Such financing bears interest at 4.95% and matures in June 2020.
(b) This interest is held through a tenancy-in-common.

The net loss from these ventures was $125,000 and $25,000 for the three months ended December 31, 2018 and 2017, respectively.

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	December 31, 2018	September 30, 2018
Mortgages payable	$778,106	$798,805
Junior subordinated notes	37,400	37,400
Deferred mortgage costs	(6,646)	(6,735)
Total debt obligations, net of deferred costs	$808,860	$829,470

Mortgages Payable

During the three months ended December 31, 2018, the Company obtained the following mortgage debt in connection with the related property acquisition (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
Greenville, SC	10/30/18	$26,425	4.69%	60 months	November 2028

The Company has a construction loan financing a development project. Information regarding this loan at December 31, 2018 is set forth below (dollars in thousand):

Location	Closing Date	Maximum Loan Amount	Amount outstanding	Interest Rate	Maturity Date	Extension Option
Nashville,TN	6/2/2017	$47,426	$29,272	LIBOR + 2.85%	6/2/2022	N/A

Junior Subordinated Notes

At December 31, 2018 and September 30, 2018, the Company's junior subordinated notes had an outstanding principal balance of $37,400,000, before deferred financing costs of $357,000 and $362,000, respectively. At December 31, 2018, the interest rate on the outstanding balance is three month LIBOR + 2.00% or 4.52%.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended December 31, 2018 and 2017, which includes amortization of deferred costs, was $424,000 and $330,000, respectively.

Note 11 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, to provide, among other things, the following services: participating in the Company's multi-family property analysis and approval process (which includes service on the investment committee), providing investment advice, long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred and paid for these services in the three months ended December 31, 2018 and 2017 were $317,000 and $302,000, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould, under renewable year-to-year agreements.  Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $14,000 and $9,000 for the three months ended December 31, 2018 and 2017, respectively.
The Company shares facilities, personnel and other resources with One Liberty Properties, Inc., Majestic Property, and Gould Investors L.P. Certain of the Company's executive officers and/or directors also serve in management positions, and have ownership interests, in One Liberty, Majestic Property and/or Georgetown Partners Inc., the managing general partner of Gould Investors L.P. The allocation of expenses for the facilities, personnel and other resources shared by the

Company, One Liberty, Majestic Property and Gould Investors is computed in accordance with a shared services agreement by and among the Company and these entities and is included in general and administrative expense on the consolidated statements of operations. For the three months ended December 31, 2018 and 2017, net allocated general and administrative expenses reimbursed by the Company to Gould Investors L.P. pursuant to the shared services agreement aggregated $116,000 and $81,000, respectively.
Management of many of the Company's multi-family properties (including three multi-family properties owned by two unconsolidated joint ventures) is performed by the Company's joint venture partners or their affiliates. None of these joint venture partners is Gould Investors L.P., Majestic Property or their affiliates. Management fees to these related parties for the three months ended December 31, 2018 and 2017 were $986,000 and $818,000, respectively. In addition, the Company may pay an acquisition fee to a joint venture partner in connection with a property purchased by such joint venture. Capitalized acquisition fees paid to these related parties for the three months ended December 31, 2018 and 2017 were $378,000 and $230,000, respectively.

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

Junior subordinated notes: At December 31, 2018 and September 30, 2018, the estimated fair value of the notes is lower than their carrying value by approximately $11,974,000 and $12,451,000, respectively, based on a market interest rate of 7.79% and 7.35%, respectively.

Mortgages payable: At December 31, 2018, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $19,334,000, assuming market interest rates between 3.94% and 5.61% and at September 30, 2018, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $34,039,000 assuming market interest rates between 4.30% and 6.04%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Carried at Fair Value

The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs. The Company does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of December 31, 2018 (dollars in thousands):

	Carrying and Fair Value	Fair Value MeasurementsUsing Fair Value Hierarchy
		Level 1	Level 2
Financial Assets:
Interest rate swaps	$2,429	—	$2,429
Interest rate cap	5	—	5
Total Financial Assets	$2,434	—	$2,434

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At December 31, 2018, these derivatives are included in other assets on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with them utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivatives valuation is classified in Level 2 of the fair value hierarchy.

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

As of December 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Current Notional Amount	Fixed Rate	Maturity
Interest rate cap on LIBOR	$9,200	3.86%	January 1, 2021
Interest rate cap on LIBOR	29,000	3.00%	July 1, 2021
Interest rate swap	1,298	5.25%	April 1, 2022
Interest rate swap	26,061	3.61%	May 6, 2023
Interest rate swap	27,000	4.05%	September 19, 2026

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:
December 31, 2018		September 30, 2018
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$2,434	Other Assets	$3,793
Accounts payable and accrued liabilities	$—	Accounts payable and accrued liabilities	$—

As of December 31, 2018, the Company did not have any derivative instruments that were considered to be ineffective and does not use derivative instruments for trading or speculative purposes.

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive (loss) income for the dates indicated (dollars in thousands):

	Three Months Ended December 31,
	2018	2017
Amount of gain (loss) recognized on derivative in Other Comprehensive Income	$(1,260)	$459
Amount of gain (loss) reclassified from Accumulated Other Comprehensive Income into Interest expense	$99	$43

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges during the three months ended December 31, 2018 and December 31, 2017. The Company estimates an additional $491,000 will be reclassified from other comprehensive loss as a decrease to interest expense over the next twelve months.

Credit-risk-related Contingent Features

The agreement between the Company and its derivative counterparties provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.

Note 14 – New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which prescribes a single, common revenue standard that supersedes nearly all existing revenue recognition guidance under U.S. GAAP, including most industry-specific requirements. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 outlines a five step model to achieve this core principle and, in doing so, more judgment and  estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. The Company's revenues are primarily derived from rental income, which is scoped out from this standard and is currently accounted for in accordance with ASC Topic 840, Leases. The Company adopted this standard effective October 1, 2018, using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption. Certain revenues, such as tenant reimbursements, tenant fees, and other property income, are subject to the new guidance. The adoption of the new revenue recognition standard did not have a material impact on the consolidated financial statements and no cumulative effect adjustment was recorded upon adoption as there was no change in the amount or timing of revenue recognized.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, and requires lessees to recognize most leases on their balance sheets and makes targeted changes to lessor accounting. Further, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This amendment provides a new practical expedient that allows lessors, by class of underlying asset, to avoid separating lease and associated non-lease components within a contract if certain criteria are met: (i) the timing and pattern of transfer for the non-lease component and the associated lease component are the same and (ii) the stand-alone lease component would be classified as an operating lease if accounted for separately. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company will adopt this standard effective January 1, 2019, and its adoption is not expected to have a material effect on the consolidated financial statements. As a lessor, the Company expects that the adoption of ASU 2016-02 (as amended by subsequent ASUs) will not change the timing of revenue recognition of the Company’s rental revenues. As a lessee, the Company is party to certain equipment, ground, and office leases with future payment obligations for which the Company expects to record right-of-use assets and lease liabilities at the present value of the remaining minimum rental payments upon adoption of this standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company adopted this standard effective October 1, 2018, using the “cumulative earnings approach” whereby distributions received from equity method investments are classified as cash flows from operations to the extent of equity earnings and then as cash flows from investing activities thereafter. The adoption of this guidance did not have a material effect on the consolidated financial statements.

In November 2016, the FASB issued ASU Update No. 2016-018, Statement of Cash Flows (Topic 230): Restricted
Cash. The new standard requires that the statement of cash flows explain the change during the period in the combined total of cash, cash equivalents, and amounts generally described as restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose relevant information about the nature of the restrictions on the basis of their individual facts and circumstances. The Company adopted this standard effective October 1, 2018 using the retrospective approach. The adoption of this update did not have a material effect on the consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of
Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which amends the guidance on nonfinancial assets in ASC 610-20. The amendments clarify that (i) a financial asset is within the scope of ASC 610-20 if it meets the definition of an in substance nonfinancial asset and may include nonfinancial assets transferred within a legal entity to a counter-party, (ii) an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counter-party and de-recognize each asset when a counter-party obtains control of it, and (iii) an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations. Further, ASU 2017-05 provides guidance on accounting for partial sales of nonfinancial assets. The amendments are effective at the same time as the amendments in ASU 2014-09. The Company adopted this standard effective October 1, 2018. The adoption of this guidance did not have a material effect on the consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The update better aligns a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted this standard effective January 1, 2019, and does not expect the adoption will have a material effect on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to
Nonemployee Share-Based Payment Accounting. This update provides specific guidance for transactions for acquiring goods and services from nonemployees and specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early adoption is permitted but not earlier than the adoption of ASC Topic 606. The Company does not believe that this guidance will have a material effect on its consolidated financial statements as it has not historically issued share-based payments in exchange for goods or services to be consumed within its operations.

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

In October 2018, the FASB issued ASU 2018-16, (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) as a Benchmark Interest Rate for Hedging Purposes. The amendments in this update permit the OIS rate based on SOFR as an eligible benchmark interest rate. The amendments in this update are effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019. The Company does not believe this  guidance will have a material effect on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810: Targeted Improvements to Related Party Guidance for Variable Interest Entities) that expands the application of a specific private company accounting alternative related to VIEs and changes the guidance for determining whether a decision-making fee is a variable interest. It allows private companies the election not to apply the variable interest entity guidance to qualifying common control leasing arrangements. The amendment broadens the scope of the private company alternative to include all common control arrangements that meet specific criteria (not just leasing arrangements). ASU 2018-17 also eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. The ASU is effective for entities other than private entities for fiscal years beginning after December 15, 2019 with early adoption permitted. The company is currently evaluation the impact this guidance will have on its consolidated financial statements.

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2018, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this Transition Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions or variations thereof. Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2018 and in reports filed with the SEC thereafter.

Overview

General

We are a real estate investment trust, also known as a REIT, that is focused on the ownership, operation and development of multi-family properties. These properties derive revenue from tenant rental payments. Generally, these properties are owned by consolidated joint ventures in which we contributed 65% to 80% of the equity, with the balance of the equity contributed by our joint venture partner. At December 31, 2018, we (i) own 35 multi-family properties located in 11 states with an aggregate of 9,696 units (including 402 units at a property under development (i.e., Bells Bluff)) with a carrying value of $1.0 billion and (ii) have ownership interests, through unconsolidated entities, in three multi-family properties located in two states with 687 units (including 339 units at a property in lease-up) with a carrying value of $19.6 million. Most of our properties are located in the southeast United States and Texas.

As used herein, the term "same store properties" refers to the 25 operating properties that were owned for the entirety of the periods being presented and excludes properties that were in development or lease up during such periods. Retreat at Cinco Ranch, Katy, Texas, has been excluded from same store properties due to the damage it sustained from Hurricane Harvey.

Change in Fiscal Year

In February 2019, we changed our fiscal year end from September 30 to December 31. The change is intended to better align our fiscal year with the fiscal year of other multi-family REITs. As a result of the change in fiscal year, our (i) fiscal year began on January 1, 2019 and will end on December 31, 2019 and (ii) we are filing this Transition Report on Form 10-Q covering the transition period from October 1, 2018 to December 31, 2018. Our next Quarterly Report on Form 10-Q for the quarter ending March 31, 2019, will be filed in May 2019.

Status of Development Project

We anticipate that the 402-unit development project at Bells Bluff, West Nashville, TN, will be completed in stages during calendar year 2019.

Dividend Declared During the Quarter Ended December 31, 2018
During the quarter ended December 31, 2018, we declared a quarterly dividend on our common stock of $0.20 per share that was paid on January 4, 2019, to stockholders of record on December 21, 2018.

Acquisitions During the Three Months Ended December 31, 2018
On October 30, 2018, we acquired the Crestmont at Thornblade, a 266-unit multi-family property located in Greenville, SC, for $37.8 million, including $26.4 million of mortgage debt obtained in connection with the acquisition. Based on our underwriting, we estimate that on a quarterly basis, this property will generate $944,000 of rental revenue, $439,000 of real estate operating expense, $316,000 of interest expense and $510,000 of depreciation expense.

On December 21, 2018, we acquired our partner's 20% equity interest in Kendall Manor for approximately $3.4 million. This property is now wholly-owned by us.

Dispositions During the Three Months Ended December 31, 2018

On November 7, 2018, we sold Factory at Garco Park, a 271-unit multi-family property located in North Charleston, South Carolina, for a sales price of $51.7 million. In connection with the sale, we recognized a gain of $11.9 million, of which $6.0 million was allocated to the non-controlling partner. During the quarter ended September 30, 2018, this property generated $1.0 million of rental revenues, $495,000 of operating expense, $314,000 of interest expense and $417,000 of depreciation.

On December 18, 2018, we sold Cedar Lakes, a 420-unit multi-family property located in Lake St. Louis, Missouri, for a sales price of $41.2 million. In connection with the sale, we recognized a gain of $7.6 million, of which $2.1 million was allocated to the non-controlling partner. During the quarter ended September 30, 2018, this property generated $1.2 million of rental revenues, $593,000 of operating expense, $262,000 of interest expense and $326,000 of depreciation.

Results of Operations – Three months ended December 31, 2018 compared to three months ended December 31, 2017.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands):	2018	2017	Increase (Decrease)	% Change
Rental and other revenues from real estate properties	$31,216	$28,162	$3,054	10.8
Other income	223	187	36	19.3
Total revenues	$31,439	$28,349	$3,090	10.9

Rental and other revenues from real estate properties.

The increase is due primarily to increases of:

•$5.9 million from five properties acquired during the twelve months ended December 31, 2018, including $638,000 from the property acquired during the current quarter,
•$639,000 from the inclusion, for the entire three months ended December 31, 2018, of two properties that were only owned for a portion of the corresponding period in the prior year,
•$614,000 from same store properties due primarily to a net increase in rental rates at several properties and to a lesser extent, an increase in ancillary revenue (e.g. utility reimbursements and other fees and charges), and
•$203,000 from our Cinco Ranch property which in the corresponding period in the prior year suffered damage as a result of Hurricane Harvey.

Offsetting this increase was a decrease of $4.4 million from the five properties sold from October 1, 2017 to December 31, 2018, including $312,000 from two properties sold during the current quarter.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended December 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)	% Change
Real estate operating expenses	$15,224	$13,347	$1,877	14.1
Interest expense	8,946	7,980	966	12.1
General and administrative	2,476	2,303	173	7.5
Depreciation	10,192	8,648	1,544	17.9
Total expenses	$36,838	$32,278	$4,560	14.1

Real estate operating expenses.

The increase is due primarily to increases of:
•$2.8 million from five properties acquired during the twelve months ended December 31, 2018, including $274,000 from a property acquired during the current quarter,
•$555,000 from same store properties, the result of increases in real estate taxes ($209,000), payroll ($131,000), and/or administrative and leasing expenses ($147,000) at many of these properties, and
•$316,000 from the inclusion, for the entire three months ended December 31, 2018, of two properties that were only owned for a portion of the corresponding period in the prior year.

Offsetting the increase is $1.9 million of expense related to the five properties sold from October 1, 2017 to December 31, 2018.

Interest expense.

The increase is due primarily to increases of:
•$1.7 million from the mortgage debt on five properties acquired during the twelve months ended December 31, 2018, including $221,000 from a property acquired in the current quarter, and
•$211,000 due to the inclusion, for the entire three months ended December 31, 2018, of the mortgage interest on two properties that were only owned for a portion of the corresponding period of the prior year.

Offsetting the increase is a decrease of $884,000 relating to the mortgage debt on five properties sold from October 1, 2017 to December 31, 2018, including $59,000 from the properties sold during the current quarter.

Depreciation.
The increase is due primarily to increases of:
•$3.1 million from five properties acquired during the twelve months ended December 31, 2018, including $316,000 from a property acquired in the current quarter, and
•$351,000 from the inclusion, for the entire three months ended December 31, 2018, of such expense on two properties that were only owned for a portion of the corresponding period of the prior year.

Offsetting the increase is a decrease of (i) $1.4 million from properties sold from October 1, 2017 to December 31, 2018, including $514,000 from properties sold during the current period and (ii) $427,000 from same store properties due to the reduction of amortization, in the ordinary course of business, of tenant origination costs at two properties.

Other Income and Expenses

Equity in loss of unconsolidated joint ventures. The increase in the loss is due primarily to the inclusion of depreciation at a property that was in development in the corresponding period in the prior year.

Gain on sale of real estate. During the three months ended December 31, 2018, we sold two multi-family properties for an aggregate sales price of $92.9 million and recognized an aggregate gain of $19.5 million, of which $8.0 million was allocated to the non-controlling partners.  During the three months ended December 31, 2017, we sold one property for a sales price of $22.3 million and recognized a gain of $12.5 million, of which $2.5 million was allocated to the non-controlling partner.
Gain on insurance recoveries. During the three months ended December 31, 2018, we recognized a $1.6 million gain from the receipt of insurance recoveries, including recoveries of $693,000 for Retreat at Cinco Ranch - Katy, Texas and $819,000 for Brixworth-Huntsville, Alabama. The gain represents the recoveries received from insurance proceeds in excess of the assets written-off.
Loss on extinguishment of debt. In the three months ended December 31, 2018, we incurred $207,000 of mortgage prepayment charges in connection with the sale of Cedar Lakes, Lake St Louis, Missouri. In the three months ended December 31, 2017, we incurred $257,000 of mortgage prepayment charges in connection with the sale of Waverly Place Apartments, Melbourne, FL.

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service obligations, acquire properties, make capital improvements and pay dividends. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the joint ventures that own such properties), mortgage debt financings equity contributions from our joint venture partners for acquisitions, our share of the proceeds from the sale of properties, the repayment of principal and interest on the loan to the Newark Joint Venture, and our available cash (including restricted cash). In addition, in 2018 we raised $20.5 million from the sale of our common stock pursuant to our at-the-market equity distribution program. At December 31, 2018 and February 1, 2019, our available cash (excluding restricted cash) is approximately $32.4 million and $29.3 million, respectively.
We anticipate that (i) our operating expenses, dividend payments and $64.7 million of remaining mortgage amortization and interest expense payments in 2019 and 2020 will be funded from cash generated from the operations of our multi-family properties and, to the extent such sources are insufficient, from mortgage refinancing and/or sales of properties, and (ii) a  $29.0 million balloon payment due with respect to a mortgage maturing in 2019 (no mortgages are scheduled to mature in 2020) will be funded from the refinancing of such mortgage. (The mortgage debt with respect to our properties is generally non-recourse to us and our subsidiary holding our interest in the applicable joint venture). Our operating cash flow and available cash are insufficient to fully fund such balloon payment, and if we are unable to refinance such debt, we may need to issue additional equity or dispose of properties on potentially less favorable terms.

Capital improvements at (i) 17 multi-family properties will be funded by approximately $8.2 million of restricted cash available at December 31, 2018 and the operations at such properties and (ii) other properties will be funded from the operations of such properties.

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

Cash Distribution Policy
We have elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the “Code”. To qualify as a REIT, accordingly we must meet a number of organizational and operational requirements, including a requirement that we distribute to our stockholders within the time frames prescribed by the Code at least 90% of our ordinary taxable income. Management currently intends to maintain our REIT status. As a REIT, we generally will not be subject to corporate Federal income tax on taxable income we distribute to stockholders in accordance with the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for Federal taxation as a REIT, we are subject to certain state and local taxes on our income and to Federal income and excise taxes on undistributed taxable income, (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code).
We estimate that our net operating loss at December 31, 2018 ranges from $10 million to $14 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT.

Notwithstanding the foregoing, on each of October 4, 2018 and January 4, 2019 we paid a cash dividend of $0.20 per share. Though we currently intend to continue to pay cash dividends on a quarterly basis, we cannot provide any assurance that we will do so.

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

The tables below provides a reconciliation of net loss determined in accordance with Generally Accepted Accounting Principles ("GAAP") to FFO and AFFO on a dollar and per share basis for each of the indicated periods (amounts in thousands):

	Three Months Ended December 31,
	2018	2017
GAAP Net income attributable to common stockholders	$8,073	$6,351
Add: depreciation of properties	10,192	8,648
Add: our share of depreciation in unconsolidated joint ventures	468	369
Deduct: gain on sale of real estate	(19,514)	(12,519)
Adjustments for non-controlling interests	4,990	190
NAREIT Funds from operations attributable to common stockholders	4,209	3,039

Adjustments for: straight-line rent accruals	(10)	(10)
Add: loss on extinguishment of debt	207	257
Add: amortization of restricted stock and restricted stock units	324	315
Add: amortization of deferred mortgage costs	177	359
Deduct gain on insurance recovery	(1,585)	—
Adjustments for non-controlling interests	241	(127)
Adjusted funds from operations attributable to common stockholders	$3,563	$3,833

	Three Months Ended December 31,
	2018	2017
GAAP Net (loss) income attributable to common stockholders	$0.51	$0.45
Add: depreciation of properties	0.63	0.59
Add: our share of depreciation in unconsolidated joint ventures	0.03	0.02
Deduct: gain on sale of real estate	(1.22)	(0.88)
Adjustment for non-controlling interests	0.31	0.02
NAREIT Funds from operations per common stock basic and diluted	0.26	0.20

Adjustments for: straight line rent accruals	—	—
Add: loss on extinguishment of debt	0.01	0.02
Add: amortization of restricted stock and restricted stock units	0.02	0.02
Add: amortization of deferred mortgage costs	0.01	0.03
Deduct gain on insurance recovery	(0.10)	—
Adjustments for non-controlling interests	0.02	(0.01)
Adjusted funds from operations per common stock basic and diluted	$0.22	$0.26

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than six mortgages, three of which are subject to interest rate swap agreements.  With respect to those mortgages not subject to interest rate swaps, an increase of 100 basis points in interest rates would reduce annual net income by $675,000 and a decrease of 100 basis points would increase annual net income by $675,000.

As of December 31, 2018, we had three interest rate swap agreements outstanding and two interest rate caps. The fair value of these derivative instruments is dependent upon existing market interest rates and swap spreads, which change over time. At December 31, 2018, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of these derivative instruments and the net unrealized gain thereon would have increased by approximately $2.7 million and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of these derivatives and the net unrealized gain thereon would have decreased by approximately $2.8 million. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At December 31, 2018, the interest rate on these notes was 4.52%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $374,000 annually.

As of December 31, 2018, based on the number of residential units in each state, 32% of our properties are located in Texas, 16% in Georgia, 13% in Florida, 8% in Mississippi, 7% in Tennessee, 7% in South Carolina and the remaining 17% in five other states; we are therefore subject to risks associated with the economies in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2018 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 12, 2017, our Board of Directors authorized us to repurchase, effective as of October 1, 2017, up to $5.0 million of shares of our common stock through September 30, 2019. The table below provides information regarding our repurchase of shares of common stock pursuant to such authorization during the periods presented:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2018	—	—	—	$4,958,962
November 1 - November 30, 2018	—	—	—	4,958,962
December 1 - December 31, 2018	3,500	$11.73	3,500	4,838,489
Total	3,500	$11.73	3,500

Item 6. Exhibits

Exhibit No.	Title of Exhibits
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

February 8, 2019	/s/Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

February 8, 2019	/s/George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)