Form 10-Q
period 2019-03-31
BRT Apartments Corp.
filed 2019-05-09
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

OR

 ☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      Commission File Number 001-07172

BRT APARTMENTS CORP.
(Exact name of Registrant as specified in its charter)

Maryland	13-2755856
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

60 Cutter Mill Road, Great Neck, NY	11021
(Address of principal executive offices)	(Zip Code)

516-466-3100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BRT	NYSE

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

15,900,395 Shares of Common Stock,
par value $0.01 per share, outstanding on May 6, 2019

BRT APARTMENTS CORP. AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $101,332 and $91,715	$1,077,326	$1,029,239
Real estate loan	4,600	4,750
Cash and cash equivalents	21,062	32,428
Restricted cash	7,813	8,180
Deposits and escrows	14,902	21,268
Investments in unconsolidated joint ventures	19,125	19,758
Other assets	9,087	8,084
Total Assets (a)	$1,153,915	$1,123,707
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $6,100 and $6,289	$808,729	$771,817
Junior subordinated notes, net of deferred costs of $352 and $357	37,048	37,043
Accounts payable and accrued liabilities	22,620	24,487
Total Liabilities (a)	868,397	833,347

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 300,000 shares authorized;
15,175 and 15,038 shares outstanding	152	150
Additional paid-in capital	217,344	216,981
Accumulated other comprehensive income	1,082	1,688
Accumulated deficit	(27,512)	(20,044)
Total BRT Apartments Corp. stockholders’ equity	191,066	198,775
Non-controlling interests	94,452	91,585
Total Equity	285,518	290,360
Total Liabilities and Equity	$1,153,915	$1,123,707

(a) The Company's consolidated balance sheets include the assets and liabilities of consolidated variable interest entities (VIEs). See note 6. The consolidated balance sheets include the following amounts related to the Company's VIEs as of March 31, 2019 and December 31, 2018, respectively: $635,457 and $584,074 of real estate properties, $6,859 and $5,207 of cash and cash equivalents, $7,419 and $11,705 of deposits and escrows, $5,649 and $6,302 of other assets,  $484,232 and $446,779 of mortgages payable, net of deferred costs and $9,482 and $11,816 of accounts payable and accrued liabilities.

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental revenue	$30,702	$29,476
Other income	244	175
Total revenues	30,946	29,651
Expenses:
Real estate operating expenses - including $927 and $836 to related parties	14,814	14,198
Interest expense	8,769	8,657
General and administrative - including $142 and $146 to related parties	2,544	2,453
Depreciation	9,617	9,240
Total expenses	35,744	34,548
Total revenues less total expenses	(4,798)	(4,897)
Equity in loss of unconsolidated joint ventures	(223)	(63)
Gain on sale of real estate	—	51,981
Gain on insurance recoveries	—	3,227
Loss on extinguishment of debt	—	(593)
(Loss) income from continuing operations	(5,021)	49,655
Income tax provision (benefit)	62	(253)
Net (loss) income from continuing operations, net of taxes	(5,083)	49,908
Net loss (income) attributable to non-controlling interests	836	(24,686)
Net (loss) income attributable to common stockholders	$(4,247)	$25,222

Weighted average number of shares of common stock outstanding:
Basic	15,886,493	14,242,076
Diluted	15,886,493	14,442,076

Per share amounts attributable to common stockholders:
Basic	$(0.27)	$1.77
Diluted	$(0.27)	$1.75

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,

	2019	2018
Net (loss) income	$(5,083)	$49,908
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments	(869)	1,132
Other comprehensive (loss) income	(869)	1,132
Comprehensive (loss) income	(5,952)	51,040
Comprehensive loss (income) attributable to non-controlling interests	1,100	(25,032)
Comprehensive (loss) income attributable to common stockholders	$(4,852)	$26,008

See accompanying notes to consolidated financial statements.

 BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
 (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2017	$133	$202,225	$1,346	$(33,292)	$72,935	$243,347
Distributions - common stock - $0.20 per share	—	—	—	(2,897)	—	(2,897)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	297	—	—	—	297
Consolidation of investment in limited partnership	—	—	—	—	12,370	12,370
Contributions from non-controlling interests	—	—	—	—	18,088	18,088
Distributions to non-controlling interests	—	—	—	—	(32,020)	(32,020)
Purchase of non-controlling interest	—	(82)	—	—	(168)	(250)
Shares issued through equity offering program, net	2	1,399	—	—	—	1,401
Net income	—	—	—	25,222	24,686	49,908
Other comprehensive income	—	—	786	—	346	1,132
Comprehensive income						51,040
Balances, March 31, 2018	$136	$203,838	$2,132	$(10,967)	$96,237	$291,376

Balances, December 31, 2018	$150	$216,981	$1,688	$(20,044)	$91,585	$290,360
Distributions - common stock - $0.20 per share	—	—	—	(3,221)		(3,221)
Restricted stock vesting	2	(2)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	365	—	—	—	365
Contributions from non-controlling interests	—	—	—	—	264	264
Consolidation of investment in limited partnership	—	—	—	—	6,047	6,047
Distributions to non-controlling interests	—	—	—	—	(2,345)	(2,345)
Net income	—	—	—	(4,247)	(836)	(5,083)
Other comprehensive income	—	—	(606)	—	(263)	(869)
Comprehensive income						(5,952)
Balances, March 31, 2019	$152	$217,344	$1,082	$(27,512)	$94,452	$285,518

  See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(5,083)	$49,908
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	9,617	9,240
Amortization of deferred financing costs	379	378
Amortization of restricted stock and restricted stock units	365	298
Equity in loss of unconsolidated joint ventures	223	63
Gain on sale of real estate	—	(51,981)
Gain on insurance recovery	—	(3,227)
Loss on extinguishment of debt	—	593
Increases and decreases from changes in other assets and liabilities:
Decrease in deposits and escrows	7,062	3,536
(Increase) decrease in other assets	(1,757)	6,300
Decrease in accounts payable and accrued liabilities	(2,314)	(3,499)
Net cash provided by operating activities	8,492	11,609

Cash flows from investing activities:
Collections from real estate loan	150	150
Additions to real estate properties	(6,903)	(88,991)
Improvements to real estate properties	(2,177)	(3,637)
Investment in joint venture	(11,231)	(12,370)
Purchase of non-controlling interests	—	(250)
Consolidation of investment in joint venture	1,458	1,279
Net proceeds from the sale of real estate properties	—	146,901
Distributions from unconsolidated joint ventures	484	207
Net cash (used in) provided by investing activities	(18,219)	43,289

Cash flows from financing activities:
Proceeds from mortgages payable	13,880	54,475
Mortgage payoffs	(9,200)	(75,437)
Mortgage principal payments	(1,304)	(1,197)
Increase in deferred financing costs	(120)	(437)
Dividends paid	(3,181)	(2,856)
Contributions from non-controlling interests	264	18,088
Distributions to non-controlling interests	(2,345)	(32,020)
Proceeds from the sale of common stock	—	1,401
Net cash used in financing activities	(2,006)	(37,983)

Net (decrease) increase in cash, cash equivalents and restricted cash	(11,733)	16,915
Cash, cash equivalents and restricted cash at beginning of period	40,608	21,761
Cash, cash equivalents and restricted cash at end of period	$28,875	$38,676

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $391 and $0, respectively	$8,769	$8,254
Taxes paid	$10	14

Consolidation of investment in joint venture:
Increase in real estate assets	$(48,624)	$(72,395)
Increase in deposits and escrows	(696)	(3,561)
Increase in other assets	(189)	(20)
Increase in mortgage payable	33,347	53,060
Increase in deferred financing costs	(65)	(657)
Increase in accounts payable and accrued liabilities	407	112
Increase in non controlling interest	6,047	12,370
Decrease in investment in joint venture	11,231	12,370
Increase in cash upon consolidation of joint venture	$1,458	$1,279

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2019

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company"), a Maryland corporation, owns, operates and develops multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi-family properties are acquired with joint venture partners in transactions in which the Company contributes a significant portion of the equity. At March 31, 2019, the Company owns: (a) 36 multi-family properties with 10,008 units (including 402 units at a property that commenced leasing activities in the current quarter), located in 12 states with a carrying value of $1,066,988,000; and (b) interests in three unconsolidated multi-family joint ventures with 1,026 units (including 339 units in lease-up) located in two states with a carrying value of $19,125,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2019 and 2018, are not necessarily indicative of the results for the full year. The consolidated unaudited balance sheet as of December 31, 2018, has been derived from the unaudited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP").  Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2018, filed with the Securities and Exchange Commission ("SEC") on December 10, 2018, for complete financial statements.
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

In February 2019, the Board of Directors of the Company authorized a change in the Company’s fiscal year end from September 30 to December 31. The change is intended to better align the Company’s fiscal year with the fiscal year of other multi-family REITs. As a result of the change in fiscal year, (i) the Company’s 2019 fiscal year began on January 1, 2019 and ends on December 31, 2019 and (ii) the Company filed a Transition Report on Form 10-Q (a "Transition Report") covering the transition period from October 1, 2018 to December 31, 2018.

Note 3 - Equity

Equity Distribution Agreements

In January 2018, the Company entered into equity distribution agreements, which were amended in May 2018, with three sales agents to sell up to an aggregate of $30,000,000 of its common stock from time-to-time in an at-the-market offering. During the quarter ended March 31, 2019, the Company did not sell any shares. Since the commencement of the at-the-market offering program through March 31, 2019, the Company sold 1,590,935 shares for an aggregate sales price of $20,913,000.

Common Stock Dividend Distribution

The Company declared a quarterly cash distribution of $0.20 per share, payable on April 5, 2019 to stockholders of record on March 26, 2019.

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
Restricted Stock Units
In June 2016, the Company issued restricted stock units (the "Units") to acquire up to 450,000 shares of common stock pursuant to the 2016 Amended and Restated Incentive Plan (the "2016 Incentive Plan"). The Units entitle the recipients, subject to continued service through the March 31, 2021 vesting date, to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends paid from the grant date through the vesting date with respect to the shares of common stock underlying the Units if, when, and to the extent, the related Units vest. For financial statement purposes, because the Units are not participating securities, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. The shares underlying the Units are contingently issuable shares.
Expense is recognized over the five-year vesting period on the Units which the Company expects to vest. For the three months ended March 31, 2019 and 2018, the Company recorded $35,000 and $73,000, of compensation expense related to the amortization of unearned compensation with respect to the Units. At March 31, 2019, and December 31, 2018, $284,000 and $319,000 of compensation expense, respectively, had been deferred and will be charged to expense over the remaining vesting period.
Restricted Stock
In January 2019, the Company granted 156,399 shares of restricted stock pursuant to the 2018 Incentive Plan. As of March 31, 2019, an aggregate of 725,296 shares of unvested restricted stock are outstanding pursuant to the 2018 Incentive Plan, 2016 Incentive Plan and 2012 Incentive Plan. No additional awards may be granted under the 2016 Incentive Plan and the 2012 Incentive Plan. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.
For the three months ended March 31, 2019 and 2018, the Company recorded $330,000 and $224,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At March 31, 2019 and December 31, 2018, $4,348,000 and $2,735,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.9 years.

Stock Buyback
On September 5, 2017, the Board of Directors approved a repurchase plan authorizing the Company, effective as of October 1, 2017, to repurchase up to $5,000,000 of shares of common stock through September 30, 2019. During the quarters ended March 31, 2019 and March 31, 2018, there were no repurchases of common stock.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock deemed to be outstanding during such period. In calculating diluted earnings per share, the Company, for the three months ended (i) March 31, 2019, did not include any shares underlying the Units as their effect would have been anti-dilutive and (ii) March 31, 2018, included 200,000 shares of common stock underlying the Units as only the market criteria with respect to the Units had been met at March 31, 2018.
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted earnings (loss) per share attributable to common stockholders:
Net (loss) income attributable to common stockholders	$(4,247)	$25,222

Denominator:
Denominator for basic earnings per share—weighted average number of shares	15,886,493	14,242,076
Effect of diluted securities	—	200,000
Denominator for diluted earnings per share—adjusted weighted average number of shares and assumed conversions	15,886,493	14,442,076

Basic (loss) earnings per share	$(0.27)	$1.77
Diluted (loss) earnings per share	$(0.27)	$1.75

Note 4 ‑ Real Estate Properties

Real estate properties consist of the following (dollars in thousands):

	March 31, 2019	December 31, 2018
Land	$163,003	$155,573
Building	971,630	924,378
Building improvements	44,025	41,003
Real estate properties	1,178,658	1,120,954
Accumulated depreciation	(101,332)	(91,715)
Total real estate properties, net	$1,077,326	$1,029,239

A summary of real estate properties owned follows (dollars in thousands):

	December 31, 2018 Balance	Additions	Capitalized Costs and Improvements	Depreciation	March 31, 2019 Balance
Multi-family	$964,320	$48,624	$3,260	$(9,546)	$1,006,658
Multi-family lease up - West Nashville, TN	54,555	—	5,820	(45)	60,330
Land - Daytona, FL	8,021	—	—	—	8,021
Shopping centers/Retail - Yonkers, NY	2,343	—	—	(26)	2,317
Total real estate properties	$1,029,239	$48,624	$9,080	$(9,617)	$1,077,326

The following table summarizes the allocation of the purchase price with respect to a property purchased during the three months ended March 31, 2019 (dollars in thousands):

Allocation of Purchase Price
Land	$4,266
Building and improvements	43,757
Acquisition-related intangible assets	601
Total consideration	$48,624

The purchase price of the property acquired, inclusive of acquisition costs, was allocated to the acquired assets based on their estimated relative fair values on the acquisition date.

Note 5 ‑ Acquisitions and Dispositions

Property Acquisitions

The table below provides information regarding the Company's purchase of a multi-family property during the three months ended March 31, 2019 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Kannapolis, North Carolina	3/12/2019	312	$48,065	$33,347	$11,231	65	$559

The table below provides information regarding the Company's purchases of multi-family properties during the three months ended March 31, 2018 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Ocoee, FL	2/7/2018	522	$71,347	$53,060	$12,370	50.0%	$1,047
Lawrenceville, GA	2/15/2018	586	77,229	54,447	15,179	50.0%	767
		1,108	$148,576	$107,507	$27,549		$1,814

On May 7, 2019, the Company acquired, through a joint venture in which it has an 80% equity interest, a 328-unit multi-family property located in Trussville, AL, for $43,000,000, including $32,250,000 of mortgage debt assumed in connection with the purchase. The mortgage debt matures in June 2029, bears interest at a fixed rate of 4.19%, is interest only for six years, and thereafter amortizes based on a 30 year schedule. The Company contributed $11,625,000 for its ownership interest.

Property Dispositions

The Company did not dispose of any  real estate properties during the three months ended March 31, 2019

The following table is a summary of the real estate properties disposed of by the Company during the three months ended March 31, 2018 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner's portion of the gain
Palm Beach Gardens, FL	2/5/2018	542	$97,200	$41,830	$20,593
Valley, AL	2/23/2018	618	51,000	9,712	4,547
Fort Washington	1/18/2018	1	470	439	—
		1,161	$148,670	$51,981	$25,140

Impairment Charges

The Company reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Company measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the three months ended March 31, 2019 and 2018, no impairment charges were recorded.

Note 6 - Variable Interest Entities

The Company conducts a significant portion of its business with joint venture partners. Many of the Company's consolidated joint ventures that own properties were determined to be VIEs because the voting rights of some equity partners are not proportional to their obligations to absorb the expected loses of the entity and their rights to receive expected residual returns. It was determined that the Company is the primary beneficiary of these joint ventures because it has a controlling financial interest in that it has the power to direct the activities of the VIE that most significantly impacts the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits from the entity that could potentially be significant to the VIE.

The following is a summary of the carrying amounts with respect to the consolidated VIEs and their classification on the Company's consolidated balance sheets (dollars in thousands):

	March 31, 2019 (unaudited)	December 31, 2018 (Unaudited)
ASSETS
Real estate properties, net of accumulated depreciation of $58,945 and $53,637	$635,457	$584,074
Cash and cash equivalents	6,859	5,207
Deposits and escrows	7,419	11,705
Other assets	5,649	6,302
Total Assets	$655,384	$607,288

LIABILITIES
Mortgages payable, net of deferred costs of $3,628 and $3,786	$484,232	$446,779
Accounts payable and accrued liabilities	9,482	11,816
Total Liabilities	$493,714	$458,595

Note 7 - Restricted Cash
Restricted cash represents funds held for specific purposes and are therefore not generally available for general corporate purposes. The restricted cash reflected on the consolidated balance sheets represents funds that are held by or on behalf of the Company specifically for capital improvements at certain multi-family properties.

Note 8 – Investment in Unconsolidated Ventures

The Company has interests in unconsolidated joint ventures that own multi-family properties. The table below provides information regarding these joint ventures at March 31, 2019 (dollars in thousands):

Location	Number of Units	Carrying Value of Investment	Mortgage Balance	Percent Ownership
Columbia, SC	374	$4,535	$40,034	32%
Columbia, SC (a)	339	8,098	39,646	46%
Forney, TX (b)	313	6,492	25,350	50%
	1,026	$19,125	$105,030
________________________
(a) Property is currently in lease up. Construction financing for this project of up to $47,426 has been secured. Such financing bears interest at 4.95% and matures in June 2020.
(b) This interest is held through a tenancy-in-common.

The net loss from these ventures was $223,000 and $63,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 9 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2019	December 31, 2018
Mortgages payable	$814,829	$778,106
Junior subordinated notes	37,400	37,400
Deferred mortgage costs	(6,452)	(6,646)
Total debt obligations, net of deferred costs	$845,777	$808,860

Mortgages Payable

During the three months ended March 31, 2019, the Company obtained the following mortgage debt in connection with the related property (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Maturity Date
Kannapolis, NC	3/12/19	$33,347	3.52%	3/01/52

The Company has a construction loan financing a development project. Information regarding this loan at March 31, 2019 is set forth below (dollars in thousand):

Location	Closing Date	Maximum Loan Amount	Amount outstanding	Interest Rate	Maturity Date	Extension Option
Nashville,TN	6/2/2017	$47,426	$35,085	30 day LIBOR + 2.85%	6/2/2022	N/A

On February 1, 2019, the Company refinanced  a $9,200,000 adjustable rate mortgage on its Boerne, TX property with a fixed rate loan in the amount of $8,067,000. The mortgage debt bears interest at a fixed rate of 4.74%, matures in

February 2026, is interest only for three years, amortizes thereafter on a 30 year schedule, with a balloon payment of the unpaid principal and interest due at maturity.

Credit Facility

The Company entered into a credit facility dated April 18, 2019, as subsequently amended, with an affiliate of Valley National Bank. The facility allows the Company to borrow, subject to compliance with borrowing base requirements and other  conditions, up to $10,000,000 to facilitate the acquisition of multi-family properties, and is secured by the cash available in certain cash accounts maintained by the Company at Valley National Bank. The facility matures April 2021 and bears an adjustable interest rate of 50 basis points over the prime rate, with a floor 5%. The interest rate in effect as of May 2, 2019, is 6%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility. On May 2, 2019, the Company borrowed $9,000,000 on the facility in connection with the acquisition of the Trussville, AL property.

Junior Subordinated Notes

At March 31, 2019 and December 31, 2018, the Company's junior subordinated notes had an outstanding principal balance of $37,400,000, before deferred financing costs of $352,000 and $357,000, respectively. At March 31, 2019, the interest rate on the outstanding balance is three month LIBOR + 2.00% or 4.75%.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended March 31, 2019 and 2018, which includes amortization of deferred costs, was $449,000 and $352,000, respectively.

Note 10 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, to provide, among other things, the following services: participating in the Company's multi-family property analysis and approval process (which includes service on the investment committee), providing investment advice, long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred and paid for these services in the three months ended March 31, 2019 and 2018 were $333,000 and $317,000, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould, under renewable year-to-year agreements.  Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $8,134 and $10,000 for the three months ended March 31, 2019 and 2018, respectively.
The Company shares facilities, personnel and other resources with One Liberty Properties, Inc., Majestic Property, and Gould Investors L.P. Certain of the Company's executive officers and/or directors also serve in management positions, and have ownership interests, in One Liberty, Majestic Property and/or Georgetown Partners Inc., the managing general partner of Gould Investors L.P. The allocation of expenses for the facilities, personnel and other resources shared by the Company, One Liberty, Majestic Property and Gould Investors is computed in accordance with a shared services agreement by and among the Company and these entities and is included in general and administrative expense on the consolidated statements of operations. For the three months ended March 31, 2019 and 2018, net allocated general and administrative expenses reimbursed by the Company to Gould Investors L.P. pursuant to the shared services agreement aggregated $142,000 and $147,000, respectively.
Management of many of the Company's multi-family properties (including three multi-family properties owned by two unconsolidated joint ventures) is performed by the Company's joint venture partners or their affiliates. None of these joint venture partners is Gould Investors L.P., Majestic Property or their affiliates. Management fees to these joint venture partners or their affiliates for the three months ended March 31, 2019 and 2018 were $1,023,000 and $908,000, respectively. In addition, the Company may pay an acquisition fee to a joint venture partner in connection with a property purchased by such joint venture. Capitalized acquisition fees paid to these related parties for the three months ended March 31, 2019 and 2018 were $421,000 and $1,300,000, respectively.

Note 11 – Fair Value of Financial Instruments

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

Junior subordinated notes: At March 31, 2019 and December 31, 2018, the estimated fair value of the notes is lower than their carrying value by approximately $11,978,000 and $11,974,000, respectively, based on a market interest rate of 7.61% and 7.79%, respectively.

Mortgages payable: At March 31, 2019, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $8,096,000, assuming market interest rates between 3.56% and 5.33% and at December 31, 2018, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $19,334,000 assuming market interest rates between 3.94% and 5.61%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Carried at Fair Value

The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs. The Company does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of March 31, 2019 (dollars in thousands):

	Carrying and Fair Value	Fair Value MeasurementsUsing Fair Value Hierarchy
		Level 1	Level 2
Financial Assets:
Interest rate swaps	$1,565	—	$1,565
Interest rate caps	—	—	—
Total Financial Assets	$1,565	—	$1,565

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At March 31, 2019, these derivatives are included in other assets on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with them utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivatives valuation is classified in Level 2 of the fair value hierarchy.

Note 12 – Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

The Company's objective in using interest rate derivatives are to add stability to interest expense and to to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

As of March 31, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Current Notional Amount	Fixed Rate	Maturity
Interest rate cap on LIBOR	$29,000	3.00%	July 10, 2019
Interest rate swap	1,267	5.25%	April 1, 2022
Interest rate swap	25,933	3.61%	May 6, 2023
Interest rate swap	27,000	4.05%	September 19, 2026

Non-designated Derivatives

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As a result of a mortgage refinancing of an adjustable rate loan to a fixed rate loan, at March 31, 2019, the Company had an interest rate cap with a notional value of $9,200,000 that was not designated as a hedge in a qualifying hedge relationship. At March 31, 2019, this derivative had no value.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:
March 31, 2019		December 31, 2018
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$1,565	Other Assets	$2,434

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive (loss) income for the dates indicated (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Amount of gain (loss) recognized on derivative in Other Comprehensive Income	$(743)	$1,132
Amount of gain (loss) reclassified from Accumulated Other Comprehensive Income into Interest expense	$118	$—
Total amount of Interest expense presented in the Consoldiated Statement of Operations	$8,769	$8,657

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

Note 13 – New Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, and requires lessees to recognize most leases on their balance sheets and makes targeted changes to lessor accounting. Further, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This amendment provides a new practical expedient that allows lessors, by class of underlying asset, to avoid separating lease and associated non-lease components within a contract if the following criteria are met: (i) the timing and pattern of transfer for the non-lease component and the associated lease component are the same, and (ii) the stand-alone lease component would be classified as an operating lease if accounted for separately. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company adopted this standard effective January 1, 2019, and its adoption did not have a material effect on the consolidated financial statements. As a lessor, the adoption of ASU 2016-02 (as amended by subsequent ASUs) did not change the timing of revenue recognition of the Company’s rental revenues. As a lessee, the Company is party to a ground lease, and an operating lease with future payment obligations for which the Company recorded right-of-use assets and lease liabilities at the present value of the remaining minimum rental payments upon adoption of this standard.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The update better aligns a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted this standard effective January 1, 2019, The adoption of this guidance did not have a material effect on the consolidated financial statements.

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

Note 14 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2019, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of historical information, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions or variations thereof. Forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Investors are cautioned not to place undue reliance on any forward-looking statements and are urged to read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and in reports we filed with the SEC thereafter.

Overview

General

We are a real estate investment trust, also known as a REIT, that is focused on the ownership, operation and development of multi-family properties. These properties derive revenue from tenant rental payments. Generally, these properties are owned by consolidated joint ventures in which we contributed 65% to 80% of the equity, with the balance of the equity contributed by our joint venture partner. At March 31, 2019, we (i) own 36 multi-family properties located in 12 states with an aggregate of 10,008 units (including 402 units at a property (i.e., Bells Bluff - West Nashville, TN)) that commenced leasing activities in the current quarter, with a carrying value of $1.1 billion and (ii) have ownership interests, through unconsolidated entities, in three multi-family properties located in two states with 1,026 units (including 339 units at a property in lease-up) with a carrying value of $19.1 million. Most of our properties are located in the southeast United States and Texas.

As used herein, the term "same store properties" refers to the 27 operating properties that were owned for the entirety of the periods being presented and excludes properties that were in development or lease up during such periods. Retreat at Cinco Ranch, Katy, Texas, has been excluded from same store properties due to the damage it sustained from Hurricane Harvey in 2017.

Change in Fiscal Year

In February 2019, we changed our fiscal year end from September 30 to December 31. The change is intended to better align our fiscal year with the fiscal year of other multi-family REITs. As a result of this change, our fiscal year began on January 1, 2019 and will end on December 31, 2019 .

Status of Bells Bluff Project

Leasing on the 120 completed units at the 402-unit Bells Bluff, West Nashville, TN, property commenced in the first quarter of 2019. We anticipate that the balance of the units will be completed in stages during 2019. We capitalized $391,000 of interest expense on the mortgage debt of this property in the quarter ended March 31, 2019.

Acquisition During the Three Months Ended March 31, 2019
On March 12, 2019, we acquired the Vive at Kellswater, a 312-unit multi-family property located in Kannapolis, NC, for $48.1 million, including $33.3 million of mortgage debt obtained in connection with the acquisition. Based on our underwriting, we estimate that on a quarterly basis, this property will generate $1.1 million of rental revenue, $477,000 of real estate operating expense, $293,000 of interest expense and $558,000 of depreciation expense.

Acquisition Subsequent to March 31, 2019

On May 7, 2019, we acquired, through a joint venture in which we have an 80% equity interest, a 328-unit multi-family property located in Trussville, AL, for $43.0 million, including $32.3 million of mortgage debt assumed in connection with the acquisition. The mortgage debt matures in June 2029, bears interest at a fixed rate of 4.19%, is interest only for six years, and thereafter amortizes based on a 30 year schedule. We contributed $11.6 million for our ownership interest.

Results of Operations – Three months ended March 31, 2019 compared to three months ended March 31, 2018.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands):	2019	2018	Increase (Decrease)	% Change
Rental revenue	$30,702	$29,476	$1,226	4.2
Other income	244	175	69	39.4
Total revenues	$30,946	$29,651	$1,295	4.4

Rental revenue

The increase is due primarily to increases of:

•$2.6 million from four properties acquired during the twelve months ended March 31, 2019, including $222,000 from the property acquired during the current quarter,
•$1.2 million from the inclusion, for the entire three months ended March 31, 2019, of two properties that were only owned for a portion of the corresponding period in the prior year, and
•$980,000 from same store properties - a significant portion of the increase is due to an increase in rental rates at most of these properties, and the balance of the increase is due to increases in variable lease payments (e.g., utility reimbursements, late fees and other rental related fees charged to tenants) and occupancy rates. Increased occupancy and, to a lesser extent, rental rates, at Avalon Apartments, Pensacola, FL and Mercer Crosser, Farmers Branch, TX  accounted  for approximately 30% of the gross increase in rental revenue.

Offsetting this increase was a decrease of $3.6 million from the four properties sold from January 1, 2018 to March 31, 2019.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)	% Change
Real estate operating expenses	$14,814	$14,198	$616	4.3
Interest expense	8,769	8,657	112	1.3
General and administrative	2,544	2,453	91	3.7
Depreciation	9,617	9,240	377	4.1
Total expenses	$35,744	$34,548	$1,196	3.5

Real estate operating expenses.

The increase is due primarily to increases of:
•$1.4 million from four properties acquired during the twelve months ended March 31, 2019, including $99,000 from a property acquired during the current quarter,
•$621,000 from same store properties - approximately 55% of the increase is due to increased real estate taxes resulting from increased assessments at several properties,
•$542,000 from the inclusion, for the entire three months ended March 31, 2019, of two properties that were only owned for a portion of the corresponding period in the prior year, and
•$257,000 from Bells Bluff, as it is currently in lease up.

Offsetting the increase is $2.2 million of expense related to the four properties sold from January 1, 2018 to March 31, 2019.

Depreciation.
The increase is due primarily to increases of:
•$1.4 million from four properties acquired during the twelve months ended March 31, 2019, including $125,000 from a property acquired in the current quarter, and
•$309,000 from the inclusion, for the entire three months ended March 31, 2019, of such expense on two properties that were only owned for a portion of the corresponding period of the prior year.

Offsetting the increase is a decrease of (i) $740,000 from properties sold from January 1, 2018 to March 31, 2019, and (ii) $510,000 from same store properties due to the reduction of amortization, in the ordinary course of business, of tenant origination costs at several properties.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	Increase (Decrease)	% Change
Equity in loss of unconsolidated joint ventures	(223)	$(63)	$(160)	254.0
Gain on sale of real estate	—	51,981	(51,981)	(100.0)
Gain on insurance recoveries	—	3,227	(3,227)	(100.0)
Loss on extinguishment of debt	—	(593)	593	(100.0)
Total other income and expenses	$(223)	$54,552	$(54,775)	(100.4)%

Equity in loss of unconsolidated joint ventures. The increase in the loss is due primarily to the inclusion of depreciation and interest expense at a Columbia, SC property that was in development in the corresponding period in the prior year and is now in lease up.

Gain on sale of real estate. During the three months ended March 31, 2018, we sold three properties and a cooperative apartment unit for a sales price of $148.7 million and recognized a gain of $52.0 million, of which $25.1 million was allocated to the non-controlling partner.

Gain on insurance recoveries. During the three months ended March 31, 2018, we recognized a $3.2 million gain from the receipt of insurance proceeds related to Retreat at Cinco Ranch - Katy, Texas representing the proceeds received in excess of the assets written-off.
Loss on extinguishment of debt. During the three months ended March 31, 2018, we incurred $593,000 of mortgage prepayment charges in connection with the sale of The Fountains Apartments - Palm Beach Gardens, Florida.

Income tax provision (benefit).
 For the three months ended March 31, 2019, we recognized an income tax provision of $62,000 compared to an income tax benefit of $253,000 in the corresponding period of the prior year. The change is due to the inclusion in the 2018 period, of a state tax refund related to a property sale in a prior year.

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service obligations, acquire properties, make capital improvements and pay dividends. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the joint ventures that own such properties), mortgage debt financings, equity contributions from our joint venture partners for acquisitions, our share of the proceeds from the sale of properties, the sale of shares of our common stock pursuant to our at-the-market equity distribution program, our credit facility and our available cash (including restricted cash). Our available liquidity at May 6, 2019, was $23.5 million, including $14.7 million of cash and cash equivalents, $ 7.8 million of restricted cash and, subject to borrowing base requirements, $1.0 million available under our credit facility.
We anticipate that (i) our operating expenses, dividend payments and $80.0 million of interest expense and mortgage amortization payments over the next two years will be funded from cash generated from the operations of our multi-family properties and, to the extent such sources are insufficient, from mortgage refinancing and/or sales of properties, and (ii) a $29.0 million balloon payment due with respect to a mortgage maturing in July 2019 (no mortgages are scheduled to mature in 2020) will be funded from the refinancing of such mortgage. (The mortgage debt with respect to our properties is generally non-recourse to us and our subsidiary holding our interest in the applicable joint venture). Our operating cash flow and available cash are insufficient to fully fund such balloon payment, and if we are unable to refinance such debt, we may need to issue additional equity or dispose of properties on potentially less favorable terms.

Capital improvements at (i) 17 multi-family properties will be funded by approximately $7.8 million of restricted cash available at March 31, 2019 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.

Our ability to acquire additional multi-family properties is limited by our available cash, and our ability to (i) draw on our credit facility and (ii) obtain, on acceptable terms, equity contributions from joint venture partners and mortgage debt from lenders. Further, if and to the extent we generate ordinary taxable income, we will be required to make distributions to stockholders to maintain our REIT status and as a result, will be limited in our ability to use gains, if any, from property sales, as a source of funds for operating expenses, debt service and property acquisitions.

We anticipate that the costs associated with completing the Bells Bluff  project will be funded by the remaining in-place construction financing of up to $12.3 million.

Credit Facility

We entered into a credit facility dated April 18, 2019, as amended, with VNB New York, LLC, an affiliate of Valley National Bank. The facility allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $10 million. The facility is available for the acquisition of, and investment in, multi-family properties, is secured by the cash available in certain cash accounts maintained by the Company at VNB, matures April 2021 and bears an annual interest rate of 50 basis points over the prime rate, with a floor 5%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility.  On May 2, 2019, we borrowed $9 million on the facility at an interest rate of 6.0%.

 The terms of the facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the facility) used in calculating the borrowing base, the minimum number of wholly owned properties and the minimum number of properties used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly owned properties are generally required to be used to repay amounts outstanding under the facility.

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
We estimate that our net operating loss at December 31, 2018 ranges from $10 million to $14 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT. Notwithstanding the foregoing, on each of January 4, 2019 and April 5, 2019, we paid a cash dividend of $0.20 per share. Though we currently intend to continue to pay cash dividends on a quarterly basis, we cannot provide any assurance that we will do so.

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

The tables below provides a reconciliation of net loss determined in accordance with Generally Accepted Accounting Principles ("GAAP") to FFO and AFFO on a dollar and per share basis for each of the indicated periods (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
GAAP Net (loss) income attributable to common stockholders	$(4,247)	$25,222
Add: depreciation of properties	9,617	9,240
Add: our share of depreciation in unconsolidated joint ventures	467	447
Deduct: gain on sale of real estate	—	(51,981)
Adjustments for non-controlling interests	(2,775)	22,406
NAREIT Funds from operations attributable to common stockholders	3,062	5,334

Adjustments for: straight-line rent accruals	(10)	(10)
Add: loss on extinguishment of debt	—	593
Add: amortization of restricted stock and restricted stock units	365	297
Add: amortization of deferred mortgage costs	379	373
Deduct gain on insurance recovery	—	(3,227)
Adjustments for non-controlling interests	(78)	434
Adjusted funds from operations attributable to common stockholders	$3,718	$3,794

	Three Months Ended March 31,
	2019	2018
GAAP Net (loss) income attributable to common stockholders	$(0.27)	$1.75
Add: depreciation of properties	0.60	0.64
Add: our share of depreciation in unconsolidated joint ventures	0.03	0.03
Deduct: gain on sale of real estate	—	(3.60)
Adjustment for non-controlling interests	(0.17)	1.55
NAREIT Funds from operations per common stock basic and diluted	0.19	0.37

Adjustments for: straight line rent accruals	—	—
Add: loss on extinguishment of debt	—	0.04
Add: amortization of restricted stock and restricted stock units	0.02	0.01
Add: amortization of deferred mortgage costs	0.02	0.03
Deduct gain on insurance recovery	—	(0.22)
Adjustments for non-controlling interests	—	0.03
Adjusted funds from operations per common stock basic and diluted	$0.23	$0.26

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than five mortgages, three of which are subject to interest rate swap agreements that effectively fix the rate at a fixed rate. With respect to those mortgages not subject to interest rate swaps, an increase of 100 basis points in interest rates would reduce annual net income by $641,000 and a decrease of 100 basis points would increase annual net income by $641,000.

As of March 31, 2019, we had three interest rate swap agreements outstanding and an interest rate cap. The fair value of these derivative instruments is dependent upon existing market interest rates and swap spreads, which change over time. At March 31, 2019, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of these derivative instruments and the net unrealized gain thereon would have increased by approximately $2.6 million and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of these derivatives and the net unrealized gain thereon would have decreased by approximately $2.8 million. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At March 31, 2019, the interest rate on these notes was 4.75%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $374,000 annually.

As of March 31, 2019, based on the number of residential units in each state, 31% of our properties are located in Texas, 15% in Georgia, 12% in Florida, 8% in Mississippi, 7% in Tennessee, 7% in South Carolina and the remaining 20% in six other states; we are therefore subject to risks associated with the economies in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2019 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 6. Exhibits

In reviewing the agreements included as exhibits to this report, please note they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other party to the agreements. The agreements contain representations and warranties by one or more of the parties thereto. These representations and warranties have been made solely for the benefit of the other party to the agreements and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of such agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Title of Exhibits
10.1	Loan Agreement among BRT Apartments Corp.("BRT") and VNB New York, LLC, dated April 18, 2019 ("the Loan Agreement")
10.2	Amendment to the Loan Agreement as of April 18, 2019
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

May 9, 2019	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

May 9, 2019	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)