Form 10-Q
period 2019-06-30
BRT Apartments Corp.
filed 2019-08-08
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

OR

 ☐ \Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

15,896,805 Shares of Common Stock,
par value $0.01 per share, outstanding on August 1, 2019

BRT APARTMENTS CORP. AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $107,587 and $91,715	$1,098,932	$1,029,239
Real estate loan	4,450	4,750
Cash and cash equivalents	17,336	32,428
Restricted cash	9,962	8,180
Deposits and escrows	17,103	21,268
Investments in unconsolidated joint ventures	18,474	19,758
Other assets	8,929	8,084
Real estate property held for sale	22,722	—
Total Assets (a)	$1,197,908	$1,123,707
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $6,448 and $6,289	$846,409	$771,817
Junior subordinated notes, net of deferred costs of $347 and $357	37,053	37,043
Credit facility, net of deferred costs of $ 77 and $0	8,923	—
Accounts payable and accrued liabilities	28,738	24,487
Total Liabilities (a)	921,123	833,347

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 300,000 shares authorized;
15,172 and 15,038 shares outstanding	152	150
Additional paid-in capital	217,671	216,981
Accumulated other comprehensive income	143	1,688
Accumulated deficit	(35,049)	(20,044)
Total BRT Apartments Corp. stockholders’ equity	182,917	198,775
Non-controlling interests	93,868	91,585
Total Equity	276,785	290,360
Total Liabilities and Equity	$1,197,908	$1,123,707

(a) The Company's consolidated balance sheets include the assets and liabilities of consolidated variable interest entities (VIEs). See note 6. The consolidated balance sheets include the following amounts related to the Company's VIEs as of June 30, 2019 and December 31, 2018, respectively: $660,226 and $584,074 of real estate properties; $7,143 and $5,207 of cash and cash equivalents; $9,250 and $11,705 of deposits and escrows; $4,840 and $6,302 of other assets; $22,722 and $0 of real estate property held for sale; $522,707 and $446,779 of mortgages payable, net of deferred costs; and $13,835 and $11,816 of accounts payable and accrued liabilities.

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental revenue	$32,930	$29,951	$63,632	$59,427
Other income	190	203	434	378
Total revenues	33,120	30,154	64,066	59,805
Expenses:
Real estate operating expenses - including $990 and $851 to related parties for the three months ended and $1,917 and $1,687 for the six months ended	16,100	14,459	30,914	28,657
Interest expense	9,739	8,786	18,508	17,443
General and administrative - including $155 and $160 to related parties for the three months ended and $297 and $306 for the six months ended	2,481	2,452	5,025	4,905
Depreciation	10,347	10,200	19,964	19,440
Total expenses	38,667	35,897	74,411	70,445
Total revenues less total expenses	(5,547)	(5,743)	(10,345)	(10,640)
Equity in loss of unconsolidated joint ventures	(161)	(127)	(384)	(190)
Gain on sale of real estate	—	—	—	51,981
Gain on insurance recoveries	517	—	517	3,227
Loss on extinguishment of debt	—	—	—	(593)
(Loss) income from continuing operations	(5,191)	(5,870)	(10,212)	43,785
Income tax provision (benefit)	59	101	121	(152)
Net (loss) income from continuing operations, net of taxes	(5,250)	(5,971)	(10,333)	43,937
Net loss (income) attributable to non-controlling interests	933	1,282	1,769	(23,404)
Net (loss) income attributable to common stockholders	$(4,317)	$(4,689)	$(8,564)	$20,533

Weighted average number of shares of common stock outstanding:
Basic	15,900,316	14,411,940	15,893,443	14,327,477
Diluted	15,900,316	14,411,940	15,893,443	14,527,477

Per share amounts attributable to common stockholders:
Basic	$(0.27)	$(0.33)	$(0.54)	$1.43
Diluted	$(0.27)	$(0.33)	$(0.54)	$1.41

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Net (loss) income	$(5,250)	$(5,971)	$(10,333)	$43,937
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments	(1,353)	398	(2,222)	1,530
Other comprehensive (loss) income	(1,353)	398	(2,222)	1,530
Comprehensive (loss) income	(6,603)	(5,573)	(12,555)	45,467
Comprehensive loss (income) attributable to non-controlling interests	1,346	1,160	2,446	(23,872)
Comprehensive (loss) income attributable to common stockholders	$(5,257)	$(4,413)	$(10,109)	$21,595

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2017	$133	$202,225	$1,346	$(33,292)	$72,935	$243,347
Distributions - common stock - $0.20 per share	—	—	—	(2,897)	—	(2,897)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	297	—	—	—	297
Consolidation of investment in limited partnership	—	—	—	—	12,370	12,370
Contributions from non-controlling interests	—	—	—	—	18,088	18,088
Distributions to non-controlling interests	—	—	—	—	(32,020)	(32,020)
Purchase of non-controlling interest	—	(82)	—	—	(168)	(250)
Shares issued through equity offering program, net	2	1,399	—	—	—	1,401
Net income	—	—	—	25,222	24,686	49,908
Other comprehensive income	—	—	786	—	346	1,132
Comprehensive income						51,040
Balances, March 31, 2018	$136	$203,838	$2,132	$(10,967)	$96,237	$291,376

Distributions - common stock - $0.20 per share	—	—	—	(2,970)		(2,970)
Compensation expense - restricted stock and restricted stock units	—	361	—	—	—	361
Contributions from non-controlling interests	—	—	—	—	9,930	9,930
Distributions to non-controlling interests	—	—	—	—	(2,163)	(2,163)
Shares issued through equity offering program, net	8	10,517	—	—	—	10,525
Net loss	—	—	—	(4,689)	(1,282)	(5,971)
Other comprehensive income	—	—	276	—	122	398
Comprehensive loss						(5,573)
Balances, June 30, 2018	$144	$214,716	$2,408	$(18,626)	$102,844	$301,486

 See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2018	$150	$216,981	$1,688	$(20,044)	$91,585	$290,360
Distributions - common stock - $0.20 per share	—	—	—	(3,221)	—	(3,221)
Restricted stock vesting	2	(2)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	365	—	—	—	365
Consolidation of investment in limited partnership	—	—	—	—	6,047	6,047
Contributions from non-controlling interests	—	—	—	—	264	264
Distributions to non-controlling interests	—	—	—	—	(2,345)	(2,345)
Net loss	—	—	—	(4,247)	(836)	(5,083)
Other comprehensive loss	—	—	(606)	—	(263)	(869)
Comprehensive loss						(5,952)
Balances, March 31, 2019	$152	$217,344	$1,082	$(27,512)	$94,452	$285,518

Distributions - common stock - $0.20 per share	—	—	—	(3,220)	—	(3,220)
Compensation expense - restricted stock and restricted stock units	—	373	—	—	—	373
Contributions from non-controlling interests	—	—	—	—	3,027	3,027
Distributions to non-controlling interests	—	—	—	—	(2,264)	(2,264)
Shares repurchased - 3,590 shares	—	(46)	—	—	—	(46)
Net loss	—	—	—	(4,317)	(933)	(5,250)
Other comprehensive loss	—	—	(939)	—	(414)	(1,353)
Comprehensive loss	—	—	—	—	—	(6,603)
Balances, June 30, 2019	$152	$217,671	$143	$(35,049)	$93,868	$276,785

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(10,333)	$43,937
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	19,964	19,440
Amortization of deferred financing costs	937	766
Amortization of restricted stock and restricted stock units	738	658
Equity in loss of unconsolidated joint ventures	384	190
Gain on sale of real estate	—	(51,981)
Gain on insurance recovery	(517)	(3,227)
Loss on extinguishment of debt	—	593
Increases and decreases from changes in other assets and liabilities:
Decrease in deposits and escrows	4,861	3,926
(Increase) decrease in other assets	(2,358)	5,138
Decrease in accounts payable and accrued liabilities	1,604	2,007
Net cash provided by operating activities	15,280	21,447

Cash flows from investing activities:
Collections from real estate loan	300	300
Additions to real estate properties	(56,840)	(140,433)
Improvements to real estate properties	(4,755)	(10,019)
Investment in joint venture	(11,231)	(12,370)
Purchase of non-controlling interests	—	(250)
Consolidation of investment in joint venture	1,458	1,279
Net proceeds from the sale of real estate properties	—	146,901
Distributions from unconsolidated joint ventures	898	381
Net cash used in investing activities	(70,170)	(14,211)

Cash flows from financing activities:
Proceeds from mortgages payable	82,325	82,524
Mortgage payoffs	(38,200)	(75,436)
Mortgage principal payments	(2,721)	(2,424)
Proceeds from credit facility	9,000	—
Increase in deferred financing costs	(1,098)	(943)
Dividends paid	(6,361)	(5,788)
Contributions from non-controlling interests	3,291	28,018
Distributions to non-controlling interests	(4,610)	(34,183)
Proceeds from the sale of common stock	—	11,926
Repurchase of shares of common stock	(46)	—
Net cash provided by financing activities	41,580	3,694

Net (decrease) increase in cash, cash equivalents and restricted cash	(13,310)	10,930
Cash, cash equivalents and restricted cash at beginning of period	40,608	21,761
Cash, cash equivalents and restricted cash at end of period	$27,298	$32,691

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $695 and $59, respectively	$18,218	$15,780
Taxes paid	$44	$114
Acquisition of real estate through assumption of debt	$—	$13,608
Real estate properties reclassified to assets held for sale	$22,722	$—
Accrued additions of property and equipment	$2,160	$—
Consolidation of investment in joint venture:
Increase in real estate assets	$(48,624)	$—
Increase in deposits and escrows	(696)	—
Increase in other assets	(189)	—
Increase in mortgage payable	33,347	—
Increase in deferred financing costs	(65)	—
Increase in accounts payable and accrued liabilities	407	—
Increase in non controlling interest	6,047	—
Decrease in investment in joint venture	11,231	—
Increase in cash upon consolidation of joint venture	$1,458	$—

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2019

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company"), a Maryland corporation, owns, operates and develops multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi-family properties are acquired with joint venture partners in transactions in which the Company contributes a significant portion of the equity. At June 30, 2019, the Company owns: (a) 37 multi-family properties with 10,336 units (including 402 units in lease-up), located in 12 states with a carrying value of $1,111,344,000; and (b) interests in three unconsolidated multi-family joint ventures with 1,026 units (including 339 units in lease-up) located in two states with a carrying value of $18,402,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2019 and 2018, are not necessarily indicative of the results for the full year. The consolidated unaudited balance sheet as of December 31, 2018, has been derived from the unaudited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2018, filed with the Securities and Exchange Commission ("SEC") on December 10, 2018, for complete financial statements.
The consolidated financial statements include the accounts and operations of the Company, its wholly owned subsidiaries, and its majority owned or controlled real estate entities and its interests in variable interest entities ("VIEs") in which the Company is determined to be the primary beneficiary. Material intercompany balances and transactions have been eliminated.
The Company’s consolidated joint ventures that own multi-family properties, except as set forth in the following paragraph, were determined to be VIEs because the voting rights of some equity investors in the applicable joint venture entity are not proportional to their obligations to absorb the expected losses of the entity and their right to receive the expected residual returns. It was determined that the Company is the primary beneficiary of these joint ventures because it has a controlling interest in that it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and it has the obligation to absorb losses of the entity and the right to receive benefits that could potentially be significant to the VIE.
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

In February 2019, the Board of Directors of the Company authorized a change in the Company’s fiscal year end from September 30 to December 31. The change is intended to better align the Company’s fiscal year with the fiscal year of other multi-family REITs. As a result of the change in fiscal year, (i) the Company’s 2019 fiscal year began on January 1, 2019 and ends on December 31, 2019 and (ii) the Company filed a Transition Report on Form 10-Q covering the transition period from October 1, 2018 to December 31, 2018.

Note 3 - Equity

Equity Distribution Agreements

In January 2018, the Company entered into equity distribution agreements, which were amended in May 2018, with three sales agents to sell up to an aggregate of $30,000,000 of its common stock from time-to-time in an at-the-market offering. During the quarter ended June 30, 2019, the Company did not sell any shares. From the commencement of this program through June 30, 2019, the Company sold 1,590,935 shares for an aggregate sales price of $20,913,000 before commissions of $424,000 and offering related expenses of $78,000.

Common Stock Dividend Distribution

The Company declared a quarterly cash distribution of $0.20 per share, payable on July 9, 2019 to stockholders of record on June 25, 2019.

Stock Based Compensation

The Company's 2018 Incentive Plan (the "2018 Plan") permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance share awards and any one or more of the foregoing, up to a maximum of 600,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units or certain performance based awards.
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
Expense is recognized over the five-year vesting period on the Units which the Company expects to vest. For the three months ended June 30, 2019 and 2018, the Company recorded $36,000 and $73,000, respectively, and for the six months ended June 30, 2019 and 2018, the Company recorded $71,000 and $146,000 of compensation expense related to the amortization of unearned compensation with respect to the Units. At June 30, 2019, and December 31, 2018, $248,000 and $319,000 of compensation expense, respectively, had been deferred and will be charged to expense over the remaining vesting period.
Restricted Stock
In January 2019, the Company granted 156,399 shares of restricted stock pursuant to the 2018 Incentive Plan. As of June 30, 2019, an aggregate of 725,296 shares of unvested restricted stock are outstanding pursuant to the 2018 Incentive Plan, 2016 Incentive Plan and 2012 Incentive Plan. No additional awards may be granted under the 2016 Incentive Plan and the 2012 Incentive Plan. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.
For the three months ended June 30, 2019 and 2018, the Company recorded $337,000 and $287,000, respectively, and for the six months ended June 30, 2019 and 2018, the Company recorded $667,000 and $511,000 of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At June 30, 2019 and December 31, 2018, $4,011,000 and $2,735,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.6 years.
Stock Buyback
On September 5, 2017, the Board of Directors approved a repurchase plan authorizing the Company, effective as of October 1, 2017, to repurchase up to $5,000,000 of shares of common stock through September 30, 2019. During the three and six months ended June 30, 2019, the Company repurchased 3,590 shares of common stock at an average market price of $12.80 for an aggregate cost of $46,000. During the three and six months ended June 30, 2018, there were no repurchases of common stock. As of June 30, 2019, $4,793,000 is remaining under the repurchase plan
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock deemed to be outstanding during such period. In calculating diluted earnings per share, the Company, for the three and six months ended June 30, 2019 and the three months ended June 30, 2018, did not include any shares underlying the Units as their effect would have been anti-dilutive. For the six months ended June 30, 2018, the Company included 200,000 shares of common stock underlying the Units as the market criteria with respect to the Units had been met at June 30, 2018.
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings (loss) per share attributable to common stockholders:
Net (loss) income attributable to common stockholders	$(4,317)	$(4,689)	(8,564)	20,533

Denominator:
Denominator for basic earnings per share—weighted average number of shares	15,900,316	14,411,940	15,893,443	14,327,477
Effect of diluted securities	—	—	—	200,000
Denominator for diluted earnings per share—adjusted weighted average number of shares and assumed conversions	15,900,316	14,411,940	15,893,443	14,527,477

Basic (loss) earnings per share	$(0.27)	$(0.33)	$(0.54)	$1.43
Diluted (loss) earnings per share	$(0.27)	$(0.33)	$(0.54)	$1.41

Note 4 ‑ Real Estate Properties

Real estate properties, including properties held for sale, consist of the following (dollars in thousands):

	June 30, 2019	December 31, 2018
Land	$164,838	$155,573
Building	1,022,194	924,378
Building improvements	46,297	41,003
Real estate properties	1,233,329	1,120,954
Accumulated depreciation	(111,675)	(91,715)
Total real estate properties, net	$1,121,654	$1,029,239

A summary of real estate properties owned, including properties held for sale, is as follows (dollars in thousands):

	December 31, 2018 Balance	Additions	Capitalized Costs and Improvements	Depreciation	June 30, 2019 Balance
Multi-family	$964,320	$92,170	$6,837	$(19,682)	$1,043,645
Multi-family lease-up - West Nashville, TN	54,555	—	13,372	(227)	67,700
Land - Daytona, FL	8,021	—	—	—	8,021
Shopping centers/Retail - Yonkers, NY	2,343	—	—	(55)	2,288
Total real estate properties	$1,029,239	$92,170	$20,209	$(19,964)	$1,121,654

The following table summarizes the allocation of the purchase price with respect to two properties purchased during the six months ended June 30, 2019 (dollars in thousands):

Allocation of Purchase Price
Land	$6,101
Building and improvements	84,987
Acquisition-related intangible assets	1,082
Total consideration	$92,170

The purchase price of the properties acquired, inclusive of acquisition costs, was allocated to the acquired assets based on their estimated relative fair values on the acquisition date.

Note 5 ‑ Acquisitions and Dispositions

Property Acquisitions

The table below provides information regarding the Company's purchase of multi-family properties during the six months ended June 30, 2019 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Kannapolis, North Carolina	3/12/2019	312	$48,065	$33,347	$11,231	65%	$559
Birmingham, Alabama	5/7/2019	328	43,000	32,250	11,625	80%	546
		640	$91,065	$65,597	$22,856		$1,105

The table below provides information regarding the Company's purchases of multi-family properties during the six months ended June 30, 2018 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Ocoee, FL	2/7/2018	522	$71,347	$53,060	$12,370	50.0%	$1,047
Lawrenceville, GA	2/15/2018	586	77,229	54,447	15,179	50.0%	767
Daytona, FL	4/30/2018	208	20,500	13,608	6,900	80.0%	386
Grand Prairie, TX	5/17/2018	281	30,800	18,995	7,300	50.0%	411
		1,597	$199,876	$140,110	$41,749		$2,611

Property Dispositions

The Company did not dispose of any real estate properties during the six months ended June 30, 2019.

The following table is a summary of the real estate properties disposed of by the Company during the six months ended June 30, 2018 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner's portion of the gain
Palm Beach Gardens, FL	2/5/2018	542	$97,200	$41,830	$20,593
Valley, AL	2/23/2018	618	51,000	9,712	4,547
New York, NY	1/18/2018	1	470	439	—
		1,161	$148,670	$51,981	$25,140

Impairment Charges

The Company reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Company measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the three and six months ended June 30, 2019 and 2018, no impairment charges were recorded.

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

The following is a summary of the carrying amounts with respect to the consolidated VIEs and their classification on the Company's consolidated balance sheets (dollars in thousands):

	June 30, 2019 (unaudited)	December 31, 2018 (unaudited)
ASSETS
Real estate properties, net of accumulated depreciation of $65,094 and $53,637	$660,298	$584,074
Cash and cash equivalents	7,143	5,207
Deposits and escrows	9,250	11,705
Other assets	4,840	6,302
Real estate properties held for sale	22,722	—
Total Assets	$704,253	$607,288

LIABILITIES
Mortgages payable, net of deferred costs of $3,957 and $3,786	$522,707	$446,779
Accounts payable and accrued liabilities	13,835	11,816
Total Liabilities	$536,542	$458,595

Note 7 - Real Estate Properties Held for Sale

At June 30, 2019, Stonecrossing Apartments and Stonecrossing East Apartments, Houston, TX, with a combined book value of $22,722,000 were held for sale. The sale of these properties closed on July 10, 2019.

Note 8 - Restricted Cash
Restricted cash represents funds held for specific purposes and are therefore not available for general corporate purposes. The restricted cash reflected on the consolidated balance sheets represents funds that are held by or on behalf of the Company specifically for capital improvements at certain multi-family properties.

Note 9 – Investment in Unconsolidated Ventures

The Company has interests in unconsolidated joint ventures that own multi-family properties. The table below provides information regarding these joint ventures at June 30, 2019 (dollars in thousands):

Location	Number of Units	Carrying Value of Investment	Mortgage Balance	Percent Ownership
Columbia, SC	374	$4,426	$39,847	32%
Columbia, SC (a)	339	7,786	40,679	46%
Forney, TX (b)	313	6,189	25,350	50%
Other investments	N/A	73	N/A	N/A
	1,026	$18,474	$105,876
________________________
(a) Property is currently in lease-up. Construction financing for this project of up to $42,019 has been secured. Such financing bears interest at 4.95% and matures in June 2020.
(b) This interest is held through a tenancy-in-common.

The net loss from these ventures was $161,000 and $127,000 for the three months ended June 30, 2019 and 2018, and $384,000 and $190,000 for the six months ended June 30, 2019 and 2018, respectively.

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2019	December 31, 2018
Mortgages payable	$852,857	$778,106
Junior subordinated notes	37,400	37,400
Credit facility	9,000	—
Deferred financing costs	(6,872)	(6,646)
Total debt obligations, net of deferred costs	$892,385	$808,860

Mortgages Payable

During the six months ended June 30, 2019, the Company obtained the following mortgage debt in connection with the related property (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
Kannapolis, NC	3/12/19	$33,347	3.52%	—	3/1/2052
Birmingham, AL	5/7/19	32,250	4.19%	72 months	6/1/2029
		$65,597

The Company has a construction loan financing a project with 402 units, of which 164 units are in development and 238 units are in lease-up. Information regarding this loan at June 30, 2019 is set forth below (dollars in thousand):

Location	Closing Date	Maximum Loan Amount	Amount outstanding	Interest Rate	Maturity Date	Extension Option
Nashville,TN	6/2/2017	$47,426	$41,580	30 day LIBOR + 2.85%	6/2/2022	N/A

In the three months ended June 30, 2019, $528,000 of interest was incurred on this loan, of which $304,000 was capitalized. In the six months ended June 30,2019, $960,000 of interest was incurred on this loan, of which $ $695,000 was capitalized.

On June 13, 2019, the Company refinanced a $29,000,000 adjustable rate mortgage on its East St Louis, MO property with a fixed rate loan in the amount of $29,700,000. The mortgage debt bears interest at a fixed rate of 4.41%, matures in July 2031, is interest only for six years, amortizes thereafter on a 30 year schedule with a balloon payment of the unpaid principal and interest due at maturity.

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

Credit Facility

The Company entered into a credit facility dated April 18, 2019, as subsequently amended, with an affiliate of Valley National Bank. The facility allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $10,000,000 to facilitate the acquisition of multi-family properties, and is secured by the cash available in certain cash accounts maintained by the Company at Valley National Bank. The facility matures April 2021 and bears an adjustable interest rate of 50 basis points over the prime rate, with a floor 5%. The interest rate in effect as of June 30, 2019, is 6%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility.

On May 2, 2019, the Company borrowed $9,000,000 on the facility in connection with the acquisition of the Trussville, AL property. On July 11, 2019, the Company repaid the outstanding balance. Interest expense for the three and six months ended June 30, 2019, which includes amortization of deferred costs, was $96,000.

Junior Subordinated Notes

At June 30, 2019 and December 31, 2018, the Company's junior subordinated notes had an outstanding principal balance of $37,400,000, before deferred financing costs of $347,000 and $357,000, respectively. At June 30, 2019, the interest rate on the outstanding balance is three month LIBOR + 2.00% or 4.58%.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended June 30, 2019 and 2018, which includes amortization of deferred costs, was $439,000 and $386,000, respectively, and for the six months ended June 30, 2019 and 2018 was $888,000 and $738,000, respectively.

Note 11 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, to provide, among other things, the following services: participating in the Company's multi-family property analysis and approval process (which includes service on an investment committee), providing investment advice, long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred and paid for these services in the three months ended June 30, 2019 and 2018 were $333,000 and $317,000, respectively, and for the six months ended June 30, 2019 and 2018 were $666,000 and $634,000, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $8,000 and $6,000 for the three months ended June 30, 2019 and 2018, respectively, and for the six months ended June 30, 2019 and 2018 were $16,000 and $16,000, respectively.

The Company shares facilities, personnel and other resources with One Liberty Properties, Inc., Majestic Property, and Gould Investors L.P. Certain of the Company's executive officers and/or directors also serve in management positions, and have ownership interests, in One Liberty, Majestic Property and/or Georgetown Partners Inc., the managing general partner of Gould Investors L.P. The allocation of expenses for the facilities, personnel and other resources shared by the Company, One Liberty, Majestic Property and Gould Investors is computed in accordance with a shared services agreement by and among the Company and these entities and is included in general and administrative expense on the consolidated statements of operations. For the three months ended June 30, 2019 and 2018, net allocated general and administrative expenses reimbursed by the Company to Gould Investors L.P. pursuant to the shared services agreement aggregated $155,000 and $160,000, respectively, and for the six months ended June 30, 2019 and 2018 were $297,000 and $307,000, respectively.

Management of many of the Company's multi-family properties (including three multi-family properties owned by two unconsolidated joint ventures) is performed by the Company's joint venture partners or their affiliates. None of these joint venture partners is Gould Investors L.P., Majestic Property or their affiliates. Management fees to these joint venture partners or their affiliates for the three months ended June 30, 2019 and 2018 were $1,090,000 and $926,000, and $2,113,000 and $1,834,000 for the six months ended June 30, 2019 and 2018, respectively. In addition, the Company may pay an acquisition fee to a joint venture partner in connection with a property purchased by such joint venture. Capitalized acquisition fees paid to these related parties for the three months ended June 30, 2019 and 2018 were $430,000 and $513,000, respectively, and for the six months ended June 30, 2019 and 2018 were $851,000 and $1,813,000, respectively.

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

Junior subordinated notes: At June 30, 2019 and December 31, 2018, the estimated fair value of the notes is lower than their carrying value by approximately $10,324,000 and $11,974,000, respectively, based on a market interest rate of 6.90% and 7.79%, respectively.

Credit facility: At June 30, 2019, the estimated fair value of the credit facility is equal to its carrying value.

Mortgages payable: At June 30, 2019, the estimated fair value of the Company’s mortgages payable is lower than their carrying value by approximately $11,932,000, assuming market interest rates between 3.25% and 4.86% and at December 31, 2018, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $19,334,000 assuming market interest rates between 3.94% and 5.61%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Carried at Fair Value

The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs. The Company does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of June 30, 2019 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Assets:
Interest rate swaps	$225	—	$225
Interest rate caps	—	—	—
Total Financial Assets	$225	—	$225

Financial Liabilities:
Interest rate swap	$13	—	$13

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At June 30, 2019, these derivatives are included in other assets on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with them utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivatives valuation is classified in Level 2 of the fair value hierarchy.

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

As of June 30, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Current Notional Amount	Fixed Rate	Maturity
Interest rate swap	$1,234	5.25%	April 1, 2022
Interest rate swap	25,794	3.61%	May 6, 2023
Interest rate swap	27,000	4.05%	September 19, 2026

Non-designated Derivatives

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As a result of two mortgage refinancings of adjustable rate loans to fixed rate loans, at June 30, 2019, the Company had two interest rate caps with a notional value of $38,200,000 that were not designated as hedges in a qualifying hedge relationship. At June 30, 2019, these derivatives had no value.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:
June 30, 2019		December 31, 2018
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$225	Other Assets	$3,793
Accounts payable and accrued liabilities	$13	Accounts payable and accrued liabilities	$—

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive (loss) income for the dates indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amount of gain (loss) recognized on derivative in Other Comprehensive Income	$(1,234)	$444	$(1,978)	$1,576
Amount of gain (loss) reclassified from Accumulated Other Comprehensive Income into Interest expense	$108	$46	$226	$46
Total amount of Interest expense presented in the Consolidated Statement of Operations	$9,739	$8,786	$18,508	$17,443

The Company estimates an additional $135,000 will be reclassified from other comprehensive loss as a decrease to interest expense over the next twelve months.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The update better aligns a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted this standard effective January 1, 2019. The adoption of this guidance did not have a material effect on the consolidated financial statements.

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

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2019, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview

General

We are a real estate investment trust, also known as a REIT, that is focused on the ownership, operation and development of multi-family properties. These properties derive revenue from tenant rental payments. Generally, these properties are owned by consolidated joint ventures in which we contributed 65% to 80% of the equity, with the balance of the equity contributed by our joint venture partner. At June 30, 2019, we (i) own 37 multi-family properties located in 12 states with an aggregate of 10,336 units (including 402 units at a property (i.e., Bells Bluff - West Nashville, TN) that commenced leasing activities in the three months ended March 31, 2019) with a carrying value of $1.1 billion and (ii) have ownership interests, through unconsolidated entities, in three multi-family properties located in two states with 1,026 units (including 339 units at a property in lease-up) with a carrying value of $18.4 million. Most of our properties are located in the southeast United States and Texas.

As used herein, the term "same store properties" refers to operating properties that were owned for the entirety of the periods being presented and excludes properties that were in development or lease-up during such periods. Retreat at Cinco Ranch, Katy, Texas, has been excluded from same store properties due to the damage it sustained from Hurricane Harvey in 2017. For the three months ended June 30, 2019 and 2018, there were 29 same store properties and for the six months ended June 30, 2019 and 2018 there were 27 same store properties.
Change in Fiscal Year

In February 2019, we changed our fiscal year end from September 30 to December 31. The change is intended to better align our fiscal year with the fiscal year of other multi-family REITs. As a result of this change, our fiscal year began January 1, 2019 and will end December 31, 2019 .

Credit Facility

On April 18, 2019, we entered into a credit facility with an affiliate of Valley National Bank. The facility allows us to borrow, subject to compliance with borrowing base requirements and other conditions , up to $10 million to facilitate the acquisition of multi-family properties. The facility matures April 2021 and bears an adjustable rate interest rate of 50 basis points over the prime rate with a floor of 5%.

Status of Bells Bluff Project

Leasing on the completed units at the 402-unit Bells Bluff, West Nashville, TN, property commenced in the three months ended March 31, 2019. As of June 30, 2019, 180 units are available for lease. We anticipate that the remaining 222 units will be completed in stages during 2019. We capitalized $304,000 and $695,000 of interest expense on the mortgage debt of this property in the three and six months ended June 30, 2019, respectively. See Note 10 of our consolidated financial statements.

Acquisition During the Three Months Ended June 30, 2019
On May 7, 2019, we acquired Somerset at Trussville, a 328-unit multi-family property located in Trussville, AL, a suburb of Birmingham, for $43.0 million, including $32.2 million of mortgage debt obtained in connection with the acquisition. Based on our underwriting, we estimate that on a quarterly basis, this property will generate $1.0 million of rental revenue, $424,000 of real estate operating expense, $328,000 of interest expense and $581,000 of depreciation expense.

Transactions Subsequent to June 30, 2019

On July 10, 2019, we sold Stonecrossing Apartments and Stonecrossing East Apartments, located in Houston TX, in which we had a 91% joint venture equity interest. These properties, comprised of 384 units, were sold for a gross sales price of $33.2 million and an estimated gain of $9.9 million, of which $894,000 will be allocated to the non-controlling interest. We incurred a $1.4 million prepayment charge, of which $125,000 will be allocated to the non-controlling interest. During the three months ended March 31, 2019, these properties contributed $1.0 million to rental revenue, $64,000 to real estate operating expense, $205,000 to interest expense and $186,000 to depreciation.

Results of Operations – Three months ended June 30, 2019 compared to three months ended June 30, 2018.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands):	2019	2018	Increase (Decrease)	% Change
Rental revenue	$32,930	$29,951	$2,979	9.9
Other income	190	203	(13)	(6.4)
Total revenues	$33,120	$30,154	$2,966	9.8

Rental revenue

The increase is due primarily to increases of:

•$2.6 million from three properties acquired during the twelve months ended June 30, 2019, including $645,000 from the property acquired during the current quarter,
•$1.5 million from same store properties - approximately (i) $825,000 of the increase is due to an increase in rental rates at most of these properties, (ii) $480,000 of the increase is due to an increase in variable lease payments (e.g., utility reimbursements, late fees and other rental related fees charged to tenants) and (iii) $240,000 of the increase is due to an increase in occupancy,
•$727,000 from the inclusion, for the entire three months ended June 30, 2019, of two properties that were only owned for a portion of the corresponding period in the prior year, and
•$310,000 from our Bells Bluff property ($203,000) which is in lease-up and our Vanguard property ($107,000) which was in lease-up in the corresponding period of the prior year.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $2.1 million from the two properties sold from April 1, 2018 to June 30, 2019.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018	Increase (Decrease)	% Change
Real estate operating expenses	$16,100	$14,459	$1,641	11.3
Interest expense	9,739	8,786	953	10.8
General and administrative	2,481	2,452	29	1.2
Depreciation	10,347	10,200	147	1.4
Total expenses	$38,667	$35,897	$2,770	7.7

Real estate operating expenses.

The increase is due primarily to increases of:
•$1.2 million from three properties acquired during the twelve months ended June 30, 2019, including $247,000 from a property acquired during the current quarter,
•$800,000 from same store properties - approximately $241,000 of miscellaneous expenses (e.g. management fees, leasing costs and insurance), $240,000 from increased replacements, and repairs and maintenance, due to unit turns at several properties, $200,000 due to increased staffing, as we filled vacant positions at several properties, and $119,000 of real estate taxes primarily due to the inclusion, in the corresponding period of the prior year, of a refund related to a tax appeal,
•$503,000 from the inclusion, for the entire three months ended June 30, 2019, of two properties that were only owned for a portion of the corresponding period in the prior year, and
•$352,000 from Bells Bluff, which was in development in the corresponding period of the prior year and is currently in lease-up.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $1.1 million of expense related to the two properties sold from April 1, 2018 to June 30, 2019.

Interest Expense.

The increase is due primarily to increases of:

•$826,000 from interest on mortgages on three properties acquired during the twelve months ended June 30, 2019, including $214,000 from a property acquired during the current quarter,
•$233,000 related to the Bells Bluff property which is in lease-up - in the corresponding period of the prior year, the entire property was in development and interest of $27,000 was capitalized,
•$290,000 paid in connection with the payoff of a loan at maturity.
•$157,000 from the inclusion, for the entire three months ended June 30, 2019, of interest expense from mortgages on two properties that were only owned for a portion of the corresponding period in the prior year, and
•$141,000 related to the increase in the (i) outstanding balance on our credit facility and (ii) interest rate on our floating rate subordinated debt.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $545,000 of interest expense related to mortgages on two properties sold from April 1, 2018 to June 30, 2019

Depreciation.
The increase is due primarily to increases of:
•$1.5 million from three properties acquired during the twelve months ended June 30, 2019, including $302,000 from a property acquired in the current quarter,

•$262,000 from the inclusion, for the entire three months ended June 30, 2019, of such expense on two properties that were only owned for a portion of the corresponding period of the prior year, and
•$183,000 from our Bells Bluff property which currently is in lease-up but which was in development in the corresponding period of the prior year.

Offsetting the increase is a decrease of (i) $1.1 million from same store properties due to the reduction of amortization, in the ordinary course of business, of tenant origination costs at several properties and (ii) $740,000 from properties sold from April 1, 2018 to June 30, 2019.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018	Increase (Decrease)	% Change
Equity in loss of unconsolidated joint ventures	(161)	$(127)	$(34)	26.8
Gain on insurance recoveries	517	—	517	N/A
Total other income and expenses	$356	$(127)	$483	(380.3)%

Gain on insurance recoveries. During the three months ended June 30, 2019, we recognized a $517,000 gain from the receipt of insurance proceeds related to our Waterside Property - Indianapolis, IN, representing the insurance proceeds received in excess of the assets written-off.

Results of Operations – six months ended June 30, 2019 compared to six months ended June 30, 2018.

Revenues

The following table compares our revenues for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands):	2019	2018	Increase (Decrease)	% Change
Rental revenue	$63,632	$59,427	$4,205	7.1
Other income	434	378	56	14.8
Total revenues	$64,066	$59,805	$4,261	7.1

Rental revenue

The increase is due primarily to increases of:
•$3.8 million from three properties acquired during the twelve months ended June 30, 2019, including $1.9 million from two properties acquired during the current period,
•$3.8 million from the inclusion, for the entire six months ended June 30, 2019, of four properties that were only owned for a portion of the corresponding period in the prior year, and
•$2.1 million from same store properties - approximately (i) $1.2 million of the increase is due to an increase in rental rates at most of these properties, (ii) $600,000 of the increase is due to increases in variable lease payments and (iii) $300,000 of the increase is due to an increase in occupancy, and
•$395,000 from our Bells Bluff property ($221,000) which is in lease-up and our Vanguard property ($174,000) which was in lease-up in the corresponding period of the prior year.

Offsetting this increase is the inclusion, in the corresponding period of the prior year, of $5.8 million from the four properties sold from January 1, 2018 to June 30, 2019.

Expenses

The following table compares our expenses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Increase (Decrease)	% Change
Real estate operating expenses	$30,914	$28,657	$2,257	7.9
Interest expense	18,508	17,443	1,065	6.1
General and administrative	5,025	4,905	120	2.4
Depreciation	19,964	19,440	524	2.7
Total expenses	$74,411	$70,445	$3,966	5.6

Real estate operating expenses.

The increase is due primarily to increases of:
•$2.1 million from the inclusion, for the entire six months ended June 30, 2019, of four properties that were only owned for a portion of the corresponding period in the prior year,
•$1.8 million from three properties acquired during the twelve months ended June 30, 2019, including $758,000 from two properties acquired during the current period,
•$1.2 million from same store properties, including approximately $392,000 due to increased real estate taxes resulting from increased assessments at several properties and the inclusion, in the corresponding period of the prior year, of a refund related to a tax appeal, $347,000 from increased replacements and repairs and maintenance due to unit turns at several properties and $287,000 due to increased staffing as we filled vacant positions at several properties.

Offsetting the increase is the inclusion, in the corresponding period in the prior year, of $3.4 million of expense related to the four properties sold from January 1, 2018 to June 30, 2019.
Interest Expense.

The increase is due primarily to increases of:
•$1.2 million from three properties acquired during the twelve months ended June 30, 2019, including $570,000 from two properties acquired during the current period,
•$712,000 from the inclusion, for the entire six months ended June 30, 2019, of four properties that were only owned for a portion of the corresponding period in the prior year,
•$277,000 related to the Bells Bluff property which is currently in lease-up - in the corresponding period of the prior year, the property was in development and interest of $27,000 was capitalized, and
•$240,000 related to the increase in the (i) outstanding balance on our credit facility ($96,000) and (ii) the interest rate on our floating rate subordinated debt ($144,000).

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $1.5 million of expense related to the four properties sold from January 1, 2018 to June 30, 2019.

Depreciation.
The increase is due primarily to increases of:
•$2.1 million from four properties acquired during the twelve months ended June 30, 2019, including $1.2 million from two properties acquired in the current period,
•$919,000 from the inclusion, for the entire six months ended June 30, 2019, of such expense on four properties that were only owned for a portion of the corresponding period of the prior year, and
•$227,000 from the Bells Bluff property, which in the corresponding period of the prior year was in development.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $1.5 million from properties sold from January 1, 2018 to June 30, 2019, and $1.3 million from same store properties due to the reduction of amortization, in the ordinary course of business, of tenant origination costs at several properties.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Increase (Decrease)	% Change
Equity in loss of unconsolidated joint ventures	(384)	$(190)	$(194)	102.1
Gain on sale of real estate	—	51,981	(51,981)	(100.0)
Gain on insurance recoveries	517	3,227	(2,710)	(84.0)
Loss on extinguishment of debt	—	(593)	593	(100.0)
Total other income and expenses	$133	$54,425	$(54,292)	(99.8)%

Equity in loss of unconsolidated joint ventures. The increase in the loss is due primarily to the inclusion of depreciation and interest expense at a Columbia, SC property that was in development in the corresponding period in the prior year and is now in lease-up.

Gain on sale of real estate. During the six months ended June 30, 2018, we sold three properties and a cooperative apartment unit for a sales price of $148.7 million and recognized a gain of $52.0 million, of which $25.1 million was allocated to the non-controlling partner.

Gain on insurance recoveries. In the current six months, we recognized a gain of $517,000 from the receipt of insurance proceeds related to Waterside - Indianapolis, IN. During the six months ended June 30, 2018, we recognized a $3.2 million gain from the receipt of insurance proceeds related to Retreat at Cinco Ranch - Katy, TX. In each case, the gain represents the insurance proceeds received in excess of the assets written-off.

Loss on extinguishment of debt. During the six months ended June 30, 2018, we incurred $593,000 of mortgage prepayment charges in connection with the sale of The Fountains Apartments - Palm Beach Gardens, FL.

Income tax provision (benefit).
For the six months ended June 30, 2019, we recognized an income tax provision of $121,000 compared to an income tax benefit of $152,000 in the corresponding period of the prior year. The 2018 period includes a state tax refund related to a property sold prior to 2018.

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service, acquire properties, make capital improvements and pay dividends. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the joint ventures that own such properties), mortgage debt financings and refinancings, equity contributions from our joint venture partners for acquisitions, our share of the proceeds from the sale of properties, the sale of shares of our common stock pursuant to our at-the-market equity distribution program, our credit facility and our available cash (including restricted cash). Our available liquidity at August 6, 2019, was $35.9 million, including $16.0 million of cash and cash equivalents, $9.9 million of restricted cash and, subject to borrowing base requirements, up to $10.0 million available under our credit facility.
We anticipate that (i) our operating expenses, dividend payments and $86.2 million (as of June 30, 2019) of interest expense and mortgage amortization payments over the next two years will be funded from cash generated from the operations of our multi-family properties and, to the extent such sources are insufficient, from mortgage refinancing, sales of properties, or sales of our common stock.

Capital improvements at (i) 18 multi-family properties will be funded by approximately $10.0 million of restricted cash available at June 30, 2019 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.

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

We anticipate that the costs associated with completing the Bells Bluff project will be funded by the remaining in-place construction financing of up to $5.8 million.

Credit Facility

We entered into a credit facility dated April 18, 2019, as amended, with VNB New York, LLC, an affiliate of Valley National Bank. The facility allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $10 million. The facility is available for the acquisition of, and investment in, multi-family properties, is secured by the cash available in certain cash accounts maintained by the Company at VNB, matures April 2021 and bears an annual interest rate of 50 basis points over the prime rate, with a floor of 5%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility.

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

Cash Distribution Policy
We have elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the “Code.” To qualify as a REIT, accordingly we must meet a number of organizational and operational requirements, including a requirement that we distribute to our stockholders within the time frames prescribed by the Code at least 90% of our ordinary taxable income. Management currently intends to maintain our REIT status. As a REIT, we generally will not be subject to corporate Federal income tax on taxable income we distribute to stockholders in accordance with the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for Federal taxation as a REIT, we are subject to certain state and local taxes on our income and to Federal income and excise taxes on undistributed taxable income, (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code).
We estimate that our net operating loss at December 31, 2018 is approximately 16.8 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT. Notwithstanding the foregoing, on each of January 4, 2019, April 5, 2019 and July 9, 2019 we paid a cash dividend of $0.20 per share. Though we currently intend to continue to pay cash dividends on a quarterly basis, we cannot provide any assurance that we will do so.

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

The tables below provides a reconciliation of net loss determined in accordance with Generally Accepted Accounting Principles ("GAAP") to FFO and AFFO on a dollar and per share basis for each of the indicated periods (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP Net (loss) income attributable to common stockholders	$(4,317)	$(4,689)	$(8,564)	$20,533
Add: depreciation of properties	10,347	10,200	19,964	19,440
Add: our share of depreciation in unconsolidated joint ventures	467	385	934	832
Deduct: gain on sale of real estate	—	—	—	(51,981)
Adjustments for non-controlling interests	(3,018)	(3,160)	(5,793)	19,246
NAREIT Funds from operations attributable to common stockholders	3,479	2,736	6,541	8,070

Adjustments for: straight-line rent accruals	(10)	(10)	(20)	(20)
Add: loss on extinguishment of debt	—	—	—	593
Add: amortization of restricted stock and restricted stock units	372	361	737	658
Add: amortization of deferred mortgage costs	558	383	937	756
Deduct gain on insurance recovery	(517)	—	(517)	(3,227)
Adjustments for non-controlling interests	(11)	(87)	(89)	347
Adjusted funds from operations attributable to common stockholders	$3,871	$3,383	$7,589	$7,177

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP Net (loss) income attributable to common stockholders	$(0.27)	$(0.33)	$(0.54)	$1.41
Add: depreciation of properties	0.65	0.71	1.25	1.34
Add: our share of depreciation in unconsolidated joint ventures	0.03	0.03	0.06	0.06
Deduct: gain on sale of real estate	—	—	—	(3.58)
Adjustment for non-controlling interests	(0.19)	(0.21)	(0.36)	1.32
NAREIT Funds from operations per common stock basic and diluted	0.22	0.20	0.41	0.55

Adjustments for: straight line rent accruals	—	—	—	—
Add: loss on extinguishment of debt	—	—	—	0.04
Add: amortization of restricted stock and restricted stock units	0.01	0.02	0.05	0.05
Add: amortization of deferred mortgage costs	0.04	0.03	0.06	0.05
Deduct gain on insurance recovery	(0.03)	—	(0.03)	(0.22)
Adjustments for non-controlling interests	—	(0.01)	(0.01)	0.02
Adjusted funds from operations per common stock basic and diluted	$0.24	$0.24	$0.48	$0.49

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than four mortgages, three of which are subject to interest rate swap agreements that effectively fix the rate at a fixed rate. With respect to the mortgage not subject to an interest rate swap, an increase of 100 basis points in interest rates would reduce annual net income by $416,000 and a decrease of 100 basis points would increase annual net income by $416,000.

As of June 30, 2019, we had three interest rate swap agreements outstanding and an interest rate cap. The fair value of these derivative instruments is dependent upon existing market interest rates and swap spreads, which change over time. At June 30, 2019, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of these derivative instruments and the net unrealized gain thereon would have increased by approximately $2.6 million and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of these derivatives and the net unrealized gain thereon would have decreased by approximately $2.7 million. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At June 30, 2019, the interest rate on these notes was 4.58%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $374,000 annually.

As of June 30, 2019, based on the number of residential units in each state, 29% of our properties are located in Texas, 15% in Georgia, 12% in Florida, 8% in Mississippi, 7% in Tennessee, 7% in South Carolina, 7% in Alabama and the remaining 15% in five other states; we are therefore subject to risks associated with the economies in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019 are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 12, 2017, our Board of Directors authorized us to repurchase, effective as of October 1, 2017, up to $5.0 million of shares of our common stock through September 30, 2019. The table below provides information regarding our repurchase of shares of common stock pursuant to such authorization during the periods presented:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2019	—	—	—	4,838,489
May 1 - May 31, 2019	—	—	—	4,838,489
June 1 - June 30, 2019	3,590	$12.80	3,590	4,792,535
Total	3,590	$12.80	3,590

Item 6. Exhibits

Exhibit No.	Title of Exhibits
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document

_____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

August 8, 2019	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

August 8, 2019	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)