Form 10-Q
period 2019-09-30
BRT Apartments Corp.
filed 2019-11-07
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

16,082,352 Shares of Common Stock,
par value $0.01 per share, outstanding on November 1, 2019

BRT APARTMENTS CORP. AND SUBSIDIARIES

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $117,534 and $91,715	$1,112,896	$1,029,239
Real estate loan	4,300	4,750
Cash and cash equivalents	18,466	32,428
Restricted cash	10,789	8,180
Deposits and escrows	19,916	21,268
Investments in unconsolidated joint ventures	18,020	19,758
Other assets	8,210	8,084
Total Assets (a)	$1,192,597	$1,123,707
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $6,550 and $6,289	$844,597	$771,817
Junior subordinated notes, net of deferred costs of $342 and $357	37,058	37,043
Credit facility, net of deferred costs of $70 and $0	3,530	—
Accounts payable and accrued liabilities	32,285	24,487
Total Liabilities (a)	917,470	833,347

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 300,000 shares authorized;
15,227 and 15,038 shares outstanding	152	150
Additional paid-in capital	218,817	216,981
Accumulated other comprehensive (loss) income	(75)	1,688
Accumulated deficit	(35,331)	(20,044)
Total BRT Apartments Corp. stockholders’ equity	183,563	198,775
Non-controlling interests	91,564	91,585
Total Equity	275,127	290,360
Total Liabilities and Equity	$1,192,597	$1,123,707

(a) The Company's consolidated balance sheets include the assets and liabilities of consolidated variable interest entities (VIEs). See note 6. The consolidated balance sheets include the following amounts related to the Company's VIEs as of September 30, 2019 and December 31, 2018, respectively: $677,189 and $584,074 of real estate properties; $7,408 and $5,207 of cash and cash equivalents; $10,186 and $11,705 of deposits and escrows; $4,238 and $6,302 of other assets; $521,494 and $446,779 of mortgages payable, net of deferred costs; and $14,780 and $11,816 of accounts payable and accrued liabilities.

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenue	$33,875	$31,283	$97,507	$90,710
Other income	161	198	595	576
Total revenues	34,036	31,481	98,102	91,286
Expenses:
Real estate operating expenses - including $960 and $896 to related parties for the three months ended and $2,877 and $2,583 for the nine months ended	16,281	15,661	47,195	44,318
Interest expense	9,845	8,965	28,353	26,408
General and administrative - including $105 and $109 to related parties for the three months ended and $403 and $416 for the nine months ended	2,430	2,002	7,455	6,907
Depreciation	9,950	10,416	29,914	29,856
Total expenses	38,506	37,044	112,917	107,489
Total revenues less total expenses	(4,470)	(5,563)	(14,815)	(16,203)
Equity in loss of unconsolidated joint ventures	(259)	(174)	(643)	(364)
Gain on sale of real estate	9,938	424	9,938	52,405
Gain on insurance recoveries	—	1,272	517	4,499
Loss on extinguishment of debt	(1,766)	—	(1,766)	(593)
Income (loss) from continuing operations	3,443	(4,041)	(6,769)	39,744
Income tax provision (benefit)	98	97	219	(55)
Net income (loss) from continuing operations, net of taxes	3,345	(4,138)	(6,988)	39,799
Net (income) loss attributable to non-controlling interests	(73)	1,027	1,696	(22,377)
Net income (loss) attributable to common stockholders	$3,272	$(3,111)	$(5,292)	$17,422

Weighted average number of shares of common stock outstanding:
Basic	15,913,975	15,635,953	15,900,362	14,768,429
Diluted	16,113,975	15,635,953	15,900,362	14,968,429

Per share amounts attributable to common stockholders:
Basic	$0.21	$(0.20)	$(0.33)	$1.18
Diluted	$0.20	$(0.20)	$(0.33)	$1.16

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Net income (loss)	$3,345	$(4,138)	$(6,988)	$39,799
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments	(322)	316	(2,544)	1,846
Other comprehensive (loss) income	(322)	316	(2,544)	1,846
Comprehensive income (loss)	3,023	(3,822)	(9,532)	41,645
Comprehensive loss (income) attributable to non-controlling interests	31	934	2,477	(22,938)
Comprehensive income (loss) attributable to common stockholders	$3,054	$(2,888)	$(7,055)	$18,707

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2018	$150	$216,981	$1,688	$(20,044)	$91,585	$290,360
Distributions - common stock - $0.20 per share	—	—	—	(3,221)	—	(3,221)
Restricted stock vesting	2	(2)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	365	—	—	—	365
Consolidation of investment in limited partnership	—	—	—	—	6,047	6,047
Contributions from non-controlling interests	—	—	—	—	264	264
Distributions to non-controlling interests	—	—	—	—	(2,345)	(2,345)
Net loss	—	—	—	(4,247)	(836)	(5,083)
Other comprehensive loss	—	—	(606)	—	(263)	(869)
Comprehensive loss						(5,952)
Balances, March 31, 2019	$152	$217,344	$1,082	$(27,512)	$94,452	$285,518

Distributions - common stock - $0.20 per share	—	—	—	(3,220)	—	(3,220)
Compensation expense - restricted stock and restricted stock units	—	373	—	—	—	373
Contributions from non-controlling interests	—	—	—	—	3,027	3,027
Distributions to non-controlling interests	—	—	—	—	(2,264)	(2,264)
Shares repurchased	—	(46)	—	—	—	(46)
Net loss	—	—	—	(4,317)	(933)	(5,250)
Other comprehensive loss	—	—	(939)	—	(414)	(1,353)
Comprehensive loss						(6,603)
Balances, June 30, 2019	$152	$217,671	$143	$(35,049)	$93,868	$276,785

Distributions - common stock - $0.22 per share	—	—	—	(3,554)	—	(3,554)
Compensation expense - restricted stock and restricted stock units	—	372	—	—	—	372
Contributions from non-controlling interests	—	—	—	—	1,237	1,237
Distributions to non-controlling interests	—	—	—	—	(3,510)	(3,510)
Shares issued through equity offering program, net	—	774	—	—	—	774
Net income	—	—	—	3,272	73	3,345
Other comprehensive loss	—	—	(218)	—	(104)	(322)
Comprehensive loss						3,023
Balances, September 30, 2019	$152	$218,817	$(75)	$(35,331)	$91,564	$275,127

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2017	$133	$202,225	$1,346	$(33,292)	$72,935	$243,347
Distributions - common stock - $0.20 per share	—	—	—	(2,897)	—	(2,897)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	297	—	—	—	297
Consolidation of investment in limited partnership	—	—	—	—	12,370	12,370
Contributions from non-controlling interests	—	—	—	—	18,088	18,088
Distributions to non-controlling interests	—	—	—	—	(32,020)	(32,020)
Purchase of non-controlling interest	—	(82)	—	—	(168)	(250)
Shares issued through equity offering program, net	2	1,399	—	—	—	1,401
Net income	—	—	—	25,222	24,686	49,908
Other comprehensive income	—	—	786	—	346	1,132
Comprehensive income						51,040
Balances, March 31, 2018	$136	$203,838	$2,132	$(10,967)	$96,237	$291,376

Distributions - common stock - $0.20 per share	—	—	—	(2,970)	—	(2,970)
Compensation expense - restricted stock and restricted stock units	—	361	—	—	—	361
Contributions from non-controlling interests	—	—	—	—	9,930	9,930
Distributions to non-controlling interests	—	—	—	—	(2,163)	(2,163)
Shares issued through equity offering program, net	8	10,517	—	—	—	10,525
Net loss	—	—	—	(4,689)	(1,282)	(5,971)
Other comprehensive income	—	—	276	—	122	398
Comprehensive loss						(5,573)
Balances, June 30, 2018	$144	$214,716	$2,408	$(18,626)	$102,844	$301,486

Distributions - common stock - $0.20 per share	—	—	—	(3,190)	—	(3,190)
Compensation expense - restricted stock and restricted stock units	—	15	—	—	—	15
Distributions to non-controlling interests	—	—	—	—	(1,525)	(1,525)
Purchase of non-controlling interest	—	(3,035)	—	—	(1,889)	(4,924)
Shares issued through equity offering program, net	6	8,480	—	—	—	8,486
Shares repurchased	—	(41)	—	—	—	(41)
Net loss	—	—	—	(3,111)	(1,027)	(4,138)
Other comprehensive income	—	—	221	—	95	316
Comprehensive loss						(3,822)
Balances, September 30, 2018	$150	$220,135	$2,629	$(24,927)	$98,498	$296,485

 See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(6,988)	$39,799
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	29,914	29,856
Amortization of deferred financing costs	1,345	1,068
Amortization of restricted stock and restricted stock units	1,110	673
Equity in loss of unconsolidated joint ventures	643	364
Gain on sale of real estate	(9,938)	(52,405)
Gain on insurance recovery	(517)	(4,499)
Loss on extinguishment of debt	1,766	593
Increases and decreases from changes in other assets and liabilities:
Decrease in deposits and escrows	2,048	2,732
(Increase) decrease in other assets	(1,967)	5,219
Decrease in accounts payable and accrued liabilities	5,107	6,823
Net cash provided by operating activities	22,523	30,223

Cash flows from investing activities:
Collections from real estate loan	450	450
Additions to real estate properties	(78,196)	(151,030)
Improvements to real estate properties	(7,313)	(15,159)
Investment in joint venture	(11,231)	(12,370)
Purchase of non-controlling interests	—	(5,172)
Consolidation of investment in joint venture	1,458	1,279
Net proceeds from the sale of real estate properties	32,807	147,325
Distributions from unconsolidated joint ventures	1,096	673
Net cash used in investing activities	(60,929)	(34,004)

Cash flows from financing activities:
Proceeds from mortgages payable	128,193	92,502
Mortgage payoffs	(86,214)	(75,436)
Mortgage principal payments	(4,051)	(3,802)
Proceeds from credit facility	13,500	—
Repayment of credit facility	(9,900)	—
Increase in deferred financing costs	(1,742)	(940)
Dividends paid	(9,871)	(8,939)
Contributions from non-controlling interests	4,528	28,018
Distributions to non-controlling interests	(8,118)	(35,707)
Proceeds from the sale of common stock	774	20,411
Repurchase of shares of common stock	(46)	(41)
Net cash provided by financing activities	27,053	16,066

Net (decrease) increase in cash, cash equivalents and restricted cash	(11,353)	12,285
Cash, cash equivalents and restricted cash at beginning of period	40,608	21,761
Cash, cash equivalents and restricted cash at end of period	$29,255	$34,046

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $860 and $174, respectively	$26,991	$25,284
Taxes paid	$44	$216
Acquisition of real estate through assumption of debt	$—	$13,608
Consolidation of investment in joint venture:
Increase in real estate assets	$(48,624)	$—
Increase in deposits and escrows	(696)	—
Increase in other assets	(189)	—
Increase in mortgage payable	33,347	—
Increase in deferred financing costs	(65)	—
Increase in accounts payable and accrued liabilities	407	—
Increase in non controlling interest	6,047	—
Decrease in investment in joint venture	11,231	—
Increase in cash upon consolidation of joint venture	$1,458	$—

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2019

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company"), a Maryland corporation, owns, operates and develops multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi-family properties are acquired with joint venture partners in transactions in which the Company contributes a significant portion of the equity. At September 30, 2019, the Company owns: (a) 36 multi-family properties with 10,152 units (including 402 units in lease-up), located in 12 states with a carrying value of $1,102,619,000; and (b) interests in three unconsolidated multi-family joint ventures with 1,026 units (including 339 units in lease-up) located in two states with a carrying value of $17,964,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2019 and 2018, are not necessarily indicative of the results for the full year. The consolidated unaudited balance sheet as of December 31, 2018, has been derived from the unaudited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2018, filed with the Securities and Exchange Commission ("SEC") on December 10, 2018, for complete financial statements.
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
The joint ventures that own properties in Ocoee, FL, Lawrenceville, GA, Dallas, TX, Farmers Branch, TX and Grand Prairie, TX were determined not to be VIEs but are consolidated because the Company has controlling rights in such entities.
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

Note 3 - Equity

Equity Distribution Agreements

In January 2018, the Company entered into equity distribution agreements, which were amended in May 2018, with three sales agents to sell up to an aggregate of $30,000,000 of its common stock from time-to-time in an at-the-market offering. During the quarter ended September 30, 2019, the Company did not sell any shares. From the commencement of this program through September 30, 2019, the Company sold 1,645,997 shares for an aggregate sales price of $21,704,000 before commissions of $440,000 and offering related expenses of $78,000. From October 1, 2019 through November 1, 2019, the Company sold 130,485 shares for an aggregate sales price of $2,006,000 before commissions and fees of $40,000.

Common Stock Dividend Distribution

The Company declared a quarterly cash distribution of $0.22 per share, payable on October 10, 2019 to stockholders of record on September 25, 2019.

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
Expense is recognized over the five-year vesting period on the Units which the Company expects to vest. For the three months ended September 30, 2019 and 2018, the Company recorded $35,000 and $(274,000), respectively, and for the nine months ended September 30, 2019 and 2018, the Company recorded $106,000 and $(128,000) of compensation expense related to the amortization of unearned compensation with respect to the Units. At September 30, 2019 and December 31, 2018, $213,000 and $319,000 of compensation expense, respectively, had been deferred and will be charged to expense over the remaining vesting period.
Restricted Stock
In January 2019, the Company granted 156,399 shares of restricted stock pursuant to the 2018 Incentive Plan. As of September 30, 2019, an aggregate of 725,296 shares of unvested restricted stock are outstanding pursuant to the 2018 Incentive Plan, 2016 Incentive Plan and 2012 Incentive Plan. No additional awards may be granted under the 2016 Incentive Plan and the 2012 Incentive Plan. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.
For the three months ended September 30, 2019 and 2018, the Company recorded $337,000 and $290,000, respectively, and for the nine months ended September 30, and 2018, the Company recorded $1,004,000 and $801,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At September 30, 2019 and December 31, 2018, $3,674,000 and $2,735,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.4 years.
Stock Buyback
On September 5, 2017, the Board of Directors approved a repurchase plan authorizing the Company, effective as of October 1, 2017, to repurchase up to $5,000,000 of shares of common stock through September 30, 2019. During the nine months ended September 30, 2019, the Company repurchased 3,590 shares of common stock at an average market price of $12.80 for an aggregate cost of $46,000. During the nine months ended September 30, 2018, the Company repurchased 3,500 shares of common stock at an average market price of $11.73 for an aggregate cost of $41,000.
On September 12, 2019, the Board of Directors approved a new repurchase plan authorizing the Company, effective as of October 1, 2019, to repurchase up to $5,000,000 of shares of common stock through September 30, 2021.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock deemed to be outstanding during such period. In calculating diluted earnings per share, the Company, for the nine months ended September 30, 2019 and the three months ended September 30, 2018, did not include any shares underlying the Units as their effect would have been anti-dilutive. For the three months ended September 30, 2019, and the nine months ended September 30, 2018, the Company included 200,000 shares of common stock underlying the Units as the market criteria with respect to the Units had been met.
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings (loss) per share attributable to common stockholders:
Net income (loss) attributable to common stockholders	$3,272	$(3,111)	(5,292)	17,422

Denominator:
Denominator for basic earnings per share—weighted average number of shares	15,913,975	15,635,953	15,900,362	14,768,429
Effect of diluted securities	200,000	—	—	200,000
Denominator for diluted earnings per share—adjusted weighted average number of shares and assumed conversions	16,113,975	15,635,953	15,900,362	14,968,429

Basic earnings (loss) per share	$0.21	$(0.20)	$(0.33)	$1.18
Diluted earnings (loss) per share	$0.20	$(0.20)	$(0.33)	$1.16

Note 4 ‑ Real Estate Properties

Real estate properties consist of the following (dollars in thousands):

	September 30, 2019	December 31, 2018
Land	$157,252	$155,573
Building	1,025,689	924,378
Building improvements	47,489	41,003
Real estate properties	1,230,430	1,120,954
Accumulated depreciation	(117,534)	(91,715)
Total real estate properties, net	$1,112,896	$1,029,239

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2018 Balance	Additions	Capitalized Costs and Improvements	Depreciation	Sales	September 30, 2019 Balance
Multi-family	$964,320	$110,710	$10,004	$(29,286)	$(22,722)	$1,033,026
Multi-family lease-up -West Nashville, TN	54,555	—	15,579	(541)	—	69,593
Land - Daytona, FL	8,021	—	—	—	—	8,021
Shopping centers/Retail - Yonkers, NY	2,343	—	—	(87)	—	2,256
Total real estate properties	$1,029,239	$110,710	$25,583	$(29,914)	$(22,722)	$1,112,896

The following table summarizes the allocation of the purchase price with respect to three properties purchased during the nine months ended September 30, 2019 (dollars in thousands):

Allocation of Purchase Price
Land	$6,703
Building and improvements	102,693
Acquisition-related intangible assets	1,314
Total consideration	$110,710

The purchase price of the properties acquired, inclusive of acquisition costs, was allocated to the acquired assets based on their estimated relative fair values on the acquisition date.

Note 5 ‑ Acquisitions and Dispositions

Property Acquisitions

The table below provides information regarding the Company's purchase of multi-family properties during the nine months ended September 30, 2019 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Kannapolis, North Carolina	3/12/2019	312	$48,065	$33,347	$11,231	65%	$559
Birmingham, Alabama	5/7/2019	328	43,000	32,250	11,625	80%	546
Auburn, Alabama	8/8/2019	200	18,400	14,500	4,320	80%	140
		840	$109,465	$80,097	$27,176		$1,245

The table below provides information regarding the Company's purchases of multi-family properties during the nine months ended September 30, 2018 (dollars in thousands):

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

Property Dispositions

The following table is a summary of the real estate properties disposed of by the Company during the nine months ended September 30, 2019 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner's portion of the gain
Houston, TX (two properties)	7/11/2019	384	$33,200	$9,938	$894

The following table is a summary of the real estate properties disposed of by the Company during the nine months ended September 30, 2018 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-controlling partner's portion of the gain
New York, NY	1/18/2018	1	$470	$439	$—
Valley, AL	2/23/2018	618	51,000	9,712	4,547
Palm Beach Gardens, FL	2/25/2018	542	97,250	41,831	$20,593
New York, NY	8/15/2018	1	450	423	—
		1,162	$149,170	$52,405	$25,140

Impairment Charges

The Company reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Company measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the three and nine months ended September 30, 2019 and 2018, no impairment charges were recorded.

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

The following is a summary of the carrying amounts with respect to the consolidated VIEs and their classification on the Company's consolidated balance sheets (dollars in thousands):

	September 30, 2019 (unaudited)	December 31, 2018 (unaudited)
ASSETS
Real estate properties, net of accumulated depreciation of $67,264 and $53,637	$677,189	$584,074
Cash and cash equivalents	7,408	5,207
Deposits and escrows	10,186	11,705
Other assets	4,238	6,302
Total Assets	$699,021	$607,288

LIABILITIES
Mortgages payable, net of deferred costs of $4,209 and $3,786	$521,494	$446,779
Accounts payable and accrued liabilities	14,780	11,816
Total Liabilities	$536,274	$458,595

Note 7 - Restricted Cash
Restricted cash represents funds held for specific purposes and are therefore not available for general corporate purposes. The restricted cash reflected on the consolidated balance sheets represents funds that are held by or on behalf of the Company specifically for capital improvements at certain multi-family properties.

Note 8 – Investment in Unconsolidated Ventures

The Company has interests in unconsolidated joint ventures that own multi-family properties. The table below provides information regarding these joint ventures at September 30, 2019 (dollars in thousands):

Location	Number of Units	Carrying Value of Investment	Mortgage Balance	Percent Ownership
Columbia, SC	374	$4,385	$39,658	32%
Columbia, SC (a)	339	7,532	41,104	46%
Forney, TX (b)	313	6,047	25,350	50%
Other investments	N/A	56	N/A	N/A
	1,026	$18,020	$106,112
________________________
(a) Property is currently in lease-up. Construction financing for this project of up to $42,019 has been secured. Such financing bears interest at 4.95% and matures in June 2020.
(b) This interest is held through a tenancy-in-common.

The net loss from these ventures was $259,000 and $174,000 for the three months ended September 30, 2019 and 2018, respectively, and $643,000 and $364,000 for the nine months ended September 30, 2019 and 2018, respectively.

Note 9 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	September 30, 2019	December 31, 2018
Mortgages payable	$851,147	$778,106
Junior subordinated notes	37,400	37,400
Credit facility	3,600	—
Deferred financing costs	(6,962)	(6,646)
Total debt obligations, net of deferred costs	$885,185	$808,860

Mortgages Payable

During the nine months ended September 30, 2019, the Company obtained the following mortgage debt in connection with the acquisition of the following properties (dollars in thousands):

Location	Closing Date	Acquisition Mortgage Debt	Interest Rate	Interest only period	Maturity Date
Kannapolis, NC	3/12/19	$33,347	3.52%	—	3/1/2052
Birmingham, AL	5/7/19	32,250	4.19%	72 months	6/1/2029
Auburn, AL	8/8/19	14,500	3.79%	48 months	9/1/2031
		$80,097

On September 6, 2019, the Company obtained a $1,100,000 supplemental loan on its Macon, GA property. The loan bears interest at a rate of 4.21% and matures February 1, 2026.

The Company has a construction loan financing a project with 402 units, which property is in lease-up. Information regarding this loan at September 30, 2019 is set forth below (dollars in thousand):

Location	Closing Date	Maximum Loan Amount	Amount outstanding	Interest Rate	Maturity Date	Extension Option
West Nashville,TN	6/2/2017	$47,426	$44,848	30 day LIBOR + 2.85%	6/2/2022	N/A

In the three months ended September 30, 2019, $569,000 of interest was incurred on this loan, of which $165,000 was capitalized. In the nine months ended September 30, 2019, $1,528,000 of interest was incurred on this loan, of which $860,000 was capitalized.

On September 19, 2019, the Company refinanced a $27,000,000 adjustable rate loan on its San Antonio, TX property with a fixed rate loan in the amount of $27,000,000. The mortgage debt bears interest at a fixed rate of 3.64%, matures in October 2029, is interest only for five years, amortizes on a 30 year schedule with a balloon payment of the unpaid principal balance and interest due at maturity.

Credit Facility

The Company entered into a credit facility dated April 18, 2019, as subsequently amended, with an affiliate of Valley National Bank. The facility allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $10,000,000 to facilitate the acquisition of multi-family properties, and is secured by the cash available in certain cash accounts maintained by the Company at Valley National Bank. The facility matures April 2021 and bears an adjustable interest rate of 50 basis points over the prime rate, with a floor of 5%. The interest rate in effect as of September 30, 2019 is 5%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility.

At September 30, 2019, the outstanding balance on the facility was $3,600,000. Interest expense for the three and nine months ended September 30, 2019, which includes amortization of deferred costs, was $57,000 and $153,000, respectively. At November 1, 2019, the outstanding balance on the credit facility was $2,800,000.

Junior Subordinated Notes

At September 30, 2019 and December 31, 2018, the Company's junior subordinated notes had an outstanding principal balance of $37,400,000, before deferred financing costs of $342,000 and $357,000, respectively. At September 30, 2019, the interest rate on the outstanding balance is three month LIBOR + 2.00% or 4.26%.

The junior subordinated notes require interest - only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended September 30, 2019 and 2018, which includes amortization of deferred costs, was $438,000 and $416,000, respectively, and for the nine months ended September 30, 2019 and 2018 was $1,326,000 and $1,159,000, respectively.

Note 10 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, to provide, among other things, the following services: participating in the Company's multi-family property analysis and approval process (which includes service on an investment committee), providing investment advice, long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred and paid for these services in the three months ended September 30, 2019 and 2018 were $332,000 and $317,000, respectively, and for the nine months ended September 30, 2019 and 2018 were $998,000 and $951,000, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $9,000 and $8,000 for the three months ended September 30, 2019 and 2018, respectively, and for the nine months ended September 30, 2019 and 2018 were $25,000 and $24,000, respectively.

The Company shares facilities, personnel and other resources with One Liberty Properties, Inc., Majestic Property, and Gould Investors L.P. Certain of the Company's executive officers and/or directors also serve in management positions, and have ownership interests, in One Liberty, Majestic Property and/or Georgetown Partners Inc., the managing general partner of Gould Investors. The allocation of expenses for the facilities, personnel and other resources shared by the Company, One Liberty, Majestic Property and Gould Investors is computed in accordance with a shared services agreement by and among the Company and these entities and is included in general and administrative expense on the consolidated statements of operations. For the three months ended September 30, 2019 and 2018, net allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $105,000 and $109,000, respectively, and for the nine months ended September 30, 2019 and 2018 were $402,000 and $416,000, respectively.

Management of many of the Company's multi-family properties (including three multi-family properties owned by two unconsolidated joint ventures) is performed by the Company's joint venture partners or their affiliates. None of these joint venture partners is Gould Investors, Majestic Property or their affiliates. Management fees to these joint venture partners or their affiliates for the three months ended September 30, 2019 and 2018 were $1,074,000 and $976,000, respectively, and $3,187,000 and $2,810,000 for the nine months ended September 30, 2019 and 2018, respectively. In addition, the Company may pay an acquisition fee to a joint venture partner in connection with a property purchased by such joint venture. For the three months ended September 30, 2019 and 2018, capitalized acquisition fess paid were $25,000 and $—, respectively. For the nine months ended September 30, 2019 and 2018, capitalized acquisitions fees paid were $876,000 and $1,813,000, respectively.

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

Junior subordinated notes: At September 30, 2019 and December 31, 2018, the estimated fair value of the notes is greater than their carrying value by approximately $9,520,000 and $11,974,000, respectively, based on a market interest rate of 6.63% and 7.79%, respectively.

Credit facility: At September 30, 2019, the estimated fair value of the credit facility is equal to its carrying value.

Mortgages payable: At September 30, 2019, the estimated fair value of the Company’s mortgages payable is greater than their carrying value by approximately $29,153,000, assuming market interest rates between 2.87% and 4.65% and at December 31, 2018, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $19,334,000 assuming market interest rates between 3.94% and 5.61%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Financial Instruments Carried at Fair Value

The Company’s fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs. The Company does not currently own any financial instruments that are classified as Level 3. Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of September 30, 2019 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Assets:
Interest rate swaps	$—	—	$—
Total Financial Assets	$—	—	$—

Financial Liabilities:
Interest rate swap	$112	—	$112

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At September 30, 2019, these derivatives are included in other liabilities on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with them utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivatives valuation is classified in Level 2 of the fair value hierarchy.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended September 30, 2019, the Company accelerated the reclassification of amounts in Other comprehensive Income to earnings as a result of a hedged forecasted transaction becoming probable not to occur. The acceleration amount was a loss of $391,000.

As of September 30, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Current Notional Amount	Fixed Rate	Maturity
Interest rate swap	$1,201	5.25%	April 1, 2022
Interest rate swap	25,662	3.61%	May 6, 2023

Non-designated Derivatives

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As a result of one mortgage refinancing of an adjustable rate loan to a fixed rate loan, at September 30, 2019, the Company had one interest rate cap with a notional value of $9,200,000 that was not designated as a hedge in a qualifying hedge relationship. At September 30, 2019, this derivative had no value.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:
September 30, 2019		December 31, 2018
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$—	Other Assets	$2,434
Accounts payable and accrued liabilities	$112	Accounts payable and accrued liabilities	$—

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive (loss) income for the dates indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amount of (loss) gain recognized on derivative in Other Comprehensive Income	$(630)	$362	$(2,607)	$1,937
Amount of (loss) gain reclassified from Accumulated Other Comprehensive Income into Interest expense	$(307)	$69	$(81)	$28
Total amount of Interest expense presented in the Consolidated Statement of Operations	$9,845	$8,965	$28,353	$26,408

The Company estimates an additional $25,000 will be reclassified from other comprehensive loss as a decrease to interest expense over the next twelve months.

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

In November 2016, the FASB issued ASU Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted
Cash. The new standard requires that the statement of cash flows explain the change during the period in the combined total of cash, cash equivalents, and amounts generally described as restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose relevant information about the nature of the restrictions on the basis of their individual facts and circumstances. The Company adopted this standard effective October 1, 2018 using the retrospective approach. The adoption of this update did not have a material effect on the consolidated financial statements.

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

Note 14 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2019, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

Overview

General

We are a real estate investment trust, also known as a REIT, that is focused on the ownership, operation and development of multi-family properties. These properties derive revenue from tenant rental payments. Generally, these properties are owned by consolidated joint ventures in which we contributed 65% to 80% of the equity, with the balance of the equity contributed by our joint venture partner. At September 30, 2019, we (i) own 36 multi-family properties located in 12 states with an aggregate of 10,152 units (including 402 units at a property (i.e., Bells Bluff - West Nashville, TN) that commenced leasing activities in the three months ended March 31, 2019) with a carrying value of $1.1 billion and (ii) have ownership interests, through unconsolidated entities, in three multi-family properties located in two states with 1,026 units (including 339 units at a property in lease-up) with a carrying value of $18.0 million. Most of our properties are located in the southeast United States and Texas.

As used herein, the term "same store properties" refers to operating properties that were owned for the entirety of the periods being presented and excludes properties that were in development or lease-up during such periods. Retreat at Cinco Ranch, Katy, Texas, has been excluded from same store properties due to the damage it sustained from Hurricane Harvey in 2017. For the three months ended September 30, 2019 and 2018, there were 30 same store properties and for the nine months ended September 30, 2019 and 2018 there were 25 same store properties.
Change in Fiscal Year

In February 2019, we changed our fiscal year end from September 30 to December 31. The change is intended to better align our fiscal year with the fiscal year of other multi-family REITs. As a result of this change, our fiscal year began January 1, 2019 and will end December 31, 2019 .

Status of Bells Bluff Project

Leasing on the completed units at the 402-unit Bells Bluff, West Nashville, TN, property commenced in the three months ended March 31, 2019. As of September 30, 2019, all 402 units are available for lease and the occupancy rate is 49.5%. We capitalized $165,000 and $860,000 of interest expense on the mortgage debt of this property in the three and nine months ended September 30, 2019, respectively. See Note 9 of our consolidated financial statements.

Dividend Increase

On October 10, 2019, we paid a dividend of $.22 per share, representing a 10% increase over the dividend paid the prior quarter.

Acquisition During the Three Months Ended September 30, 2019
On August 8, 2019, we acquired Village at Lakeside, a 200-unit multi-family property located in Auburn, AL, for $18.4 million, including $14.5 million of mortgage debt obtained in connection with the acquisition. Based on our underwriting, we estimate that on a quarterly basis, this property will generate $1.0 million of rental revenue, $504,000 of real estate operating expense, $284,000 of interest expense and $495,000 of depreciation expense.

Disposition During the Three Months Ended September 30, 2019

On July 11, 2019, we sold Stonecrossing Apartments and Stonecrossing East Apartments, located in Houston TX, in which we had a 91% joint venture equity interest. These properties, comprised of 384 units, were sold for a gross sales price of $33.2 million and a gain of $9.9 million, of which $894,000 was allocated to the non-controlling interest. We incurred a $1.4 million prepayment charge, of which $125,000 was allocated to the non-controlling interest. During the three months ended March 31, 2019, these properties contributed $1.0 million to rental revenue, $664,000 to real estate operating expense, $205,000 to interest expense and $186,000 to depreciation.

Results of Operations – Three months ended September 30, 2019 compared to three months ended September 30, 2018.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands):	2019	2018	Increase (Decrease)	% Change
Rental revenue	$33,875	$31,283	$2,592	8.3
Other income	161	198	(37)	(18.7)
Total revenues	$34,036	$31,481	$2,555	8.1

Rental revenue

The increase is due primarily to increases of:

•$3.4 million from four properties acquired during the twelve months ended September 30, 2019, including $301,000 from the property acquired during the current quarter,
•$1.7 million from same store properties - approximately (i) $1.1 million is due to an increase in rental rates at most of these properties, (ii) $544,000 is due to an increase in variable lease payments (e.g., utility reimbursements, late fees and other rental related fees charged tenants) and (iii) $133,000 is due to an increase in occupancy at several properties, and
•$581,000 from our Bells Bluff property which is in lease-up.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $3.1 million from the four properties sold from July 1, 2018 to September 30, 2019, including $900,000 from the two properties sold during the current period.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018	Increase (Decrease)	% Change
Real estate operating expenses	$16,281	$15,661	$620	4.0
Interest expense	9,845	8,965	880	9.8
General and administrative	2,430	2,002	428	21.4
Depreciation	9,950	10,416	(466)	(4.5)
Total expenses	$38,506	$37,044	$1,462	3.9

Real estate operating expenses.

The increase is due primarily to increases of:
•$1.5 million from four properties acquired during the twelve months ended September 30, 2019, including $145,000 from the property acquired during the current quarter,
•$445,000 from Bells Bluff, which was in development in the corresponding period of the prior year and is currently in lease-up, and
•$228,000 from same store properties - approximately $178,000 of miscellaneous expenses (e.g., leasing, advertising and administrative) and $103,000 from increased compensation costs due to increased staffing as we filled vacant positions at several properties. These were offset by a decline of $273,000 of real estate taxes primarily due to refunds from tax appeals at a property from prior years.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $1.6 million of expense related to the four properties sold from July 1, 2018 to September 30, 2019, including $532,000 from the two properties sold during the current period and $113,000 of increased operating expenses at our Cinco Ranch property which is now fully operational after having sustained damage from Hurricane Harvey in 2017.
Interest expense.

The increase is due primarily to increases of:

•$1.1 million from interest on mortgages on four properties acquired during the twelve months ended September 30, 2019, including $84,000 from the property acquired during the current quarter,
•$421,000 related to the Bells Bluff property which is in lease-up - in the corresponding period of the prior year, the entire property was in development and interest of $147,000 was capitalized, and
•$79,000 related to the increase in the (i) outstanding balance on our credit facility and (ii) interest rate on our floating rate subordinated debt.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $721,000 of interest expense related to mortgages on four properties sold from July 1, 2018 to September 30, 2019, including $145,000 from two properties sold during the current period.

General and administrative.
The increase is due primarily to the reversal in the corresponding 2018 quarter, of $309,000 of amortization expense relating to restricted stock units which we did not believe would satisfy the return on capital performance metric. See Note 3 to the consolidated financial statements.

Depreciation.
The decrease is due primarily to decreases of:

•$1.1 million from same store properties due to the reduction of amortization, in the ordinary course of business, of  tenant origination costs at several properties, and
•$927,000 from properties sold from July 1, 2018 to September 30, 2019.

Offsetting this decrease is the inclusion of :

•$1.5 million from four properties acquired during the twelve months ended September 30, 2019, including $150,000 from the property acquired in the current quarter, and

•$314,000 from our Bells Bluff property which currently is in lease-up but which was in development in the corresponding period of the prior year.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018	Increase (Decrease)	% Change
Equity in loss of unconsolidated joint ventures	(259)	$(174)	$(85)	48.9
Gain on sale of real estate	9,938	424	9,514	2243.9
Gain on insurance recoveries	—	1,272	(1,272)	N/A
Loss on extinguishment of debt	(1,766)	—	(1,766)	N/A
Total other income and expenses	$7,913	$1,522	$6,391	419.9%

Gain on sale of real estate. During the three months ended September 30, 2019, we sold two properties for an aggregate sales price of $33.2 million and recognized an aggregate gain of $9.9 million, of which $894,000 was allocated to the non-controlling partner. In the corresponding period in the prior year we sold a cooperative apartment unit and recognized a gain of $424,000

Gain on insurance recoveries. During the three months ended September 30, 2018, we recognized a $1.3 million gain from the receipt of insurance proceeds related to our Cinco Ranch Property, Houston, TX, representing the insurance proceeds received in excess of the assets written-off.

Loss on extinguishment of debt. During the three months ended September 30, 2019, we incurred $1.4 million of mortgage prepayment charges in connection with the sale of the Stone Crossing and Stone Crossing East Apartments, Houston, TX, and we incurred a swap termination fee of $379,000 in connection with the refinancing from a variable rate mortgage to a fixed rate mortgage at Alamo Ranch, San Antonio, TX.

Results of Operations – nine months ended September 30, 2019 compared to nine months ended September 30, 2018.

Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands):	2019	2018	Increase (Decrease)	% Change
Rental revenue	$97,507	$90,710	$6,797	7.5
Other income	595	576	19	3.3
Total revenues	$98,102	$91,286	$6,816	7.5

Rental revenue

The increase is due primarily to increases of:
•$7.1 million from four properties acquired during the twelve months ended September 30, 2019, including $4.5 million from three properties acquired during the current period,
•$4.2 million from the inclusion, for the entire nine months ended September 30, 2019, of four properties that were only owned for a portion of the corresponding period in the prior year,
•$3.2 million from same store properties - approximately (i) $1.8 million is due to an increase in rental rates at most of these properties, (ii) $939,000 is due to increases in variable lease payments (i.e., utility reimbursements, late fees and other rental related fees charged to tenants) and (iii) $551,000 is due to an increase in occupancy at several properties, and
•$1.1 million, of which $802,000 is from Bells Bluff which is in lease-up, and $292,000 from Vanguard which was in lease-up in the corresponding period of the prior year.

Offsetting this increase is the inclusion, in the corresponding period of the prior year, of $8.9 million from the six properties sold from January 1, 2018 to September 30, 2019.

Expenses

The following table compares our expenses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Increase (Decrease)	% Change
Real estate operating expenses	$47,195	$44,318	$2,877	6.5
Interest expense	28,353	26,408	1,945	7.4
General and administrative	7,455	6,907	548	7.9
Depreciation	29,914	29,856	58	0.2
Total expenses	$112,917	$107,489	$5,428	5.0

Real estate operating expenses.

The increase is due primarily to increases of:
•$3.2 million from four properties acquired during the twelve months ended September 30, 2019, including $1.9 million from three properties acquired during the current period,
•$2.5 million from the inclusion, for the entire nine months ended September 30, 2019, of four properties that were only owned for a portion of the corresponding period in the prior year, and
•$936,000 from same store properties, including $348,000 due to increased staffing as we filled vacant positions at several properties, $300,000 from increased replacements, repairs and maintenance due to unit turns at several properties, approximately $222,000 of other general operating expenses due primarily to increased cable costs incurred to generate cable revenue from tenants and $109,000 due to increased insurance expense resulting from higher premiums on policy renewals.

Offsetting the increase is the inclusion, in the corresponding period in the prior year, of $4.9 million of expense related to the six properties sold from January 1, 2018 to September 30, 2019.
General and administrative.
The increase is due to the reversal in the corresponding 2018 period, of $309,000 of amortization expense relating to restricted stock units, increased stock amortization expense of $128,000 and increased salaries of $109,000. See Note 3 to the consolidated financial statements.

Interest expense.

The increase is due primarily to increases of:
•$2.3 million from four properties acquired during the twelve months ended September 30, 2019, including $961,000 from two properties acquired during the current period,
•$717,000 from the inclusion, for the entire nine months ended September 30, 2019, of four properties that were only owned for a portion of the corresponding period in the prior year,
•$698,000 related to the Bells Bluff property which is currently in lease-up - in the corresponding period of the prior year, the property was in development and interest of $174,000 was capitalized, and
•$319,000, of which $153,000 is due to the increase in the outstanding balance on our credit facility and $166,000 is due to the increase in the interest rate on our floating rate subordinated debt.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $2.3 million of expense related to the six properties sold from January 1, 2018 to September 30, 2019.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Increase (Decrease)	% Change
Equity in loss of unconsolidated joint ventures	(643)	$(364)	$(279)	76.6
Gain on sale of real estate	9,938	52,405	(42,467)	(81.0)
Gain on insurance recoveries	517	4,499	(3,982)	(88.5)
Loss on extinguishment of debt	(1,766)	(593)	(1,173)	197.8
Total other income and expenses	$8,046	$55,947	$(47,901)	(85.6)%

Equity in loss of unconsolidated joint ventures. The increase in the loss is due primarily to the inclusion of depreciation and interest expense at a Columbia, SC property that was in development in the corresponding period in the prior year and is now in lease-up.

Gain on sale of real estate. During the nine months ended September 30, 2019 we sold two properties for an aggregate sales price of $33.2 million and recognized an aggregate gain of $9.9 million of which $894,000 was allocated to the non-controlling partner. During the nine months ended September 30, 2018, we sold three properties and a cooperative apartment unit for an aggregate sales price of $148.7 million and recognized a gain of $52.0 million, of which $25.1 million was allocated to the non-controlling partner.

Gain on insurance recoveries. In the current nine months, we recognized a $517,000 gain from the receipt of insurance proceeds related to Waterside - Indianapolis, IN. During the nine months ended September 30, 2018, we recognized a $3.2 million gain from the receipt of insurance proceeds related to Retreat at Cinco Ranch - Katy, TX. In each case, the gain represents the insurance proceeds received in excess of the assets written-off.

Loss on extinguishment of debt. In the nine months ended September 30, 2019, we incurred $1.4 million of mortgage prepayment charges in connection with the sale of the Stone Crossing and Stone Crossing East Apartments - Houston, TX and a swap termination fee of $379,000 in connection with the refinancing, to a fixed rate, of the mortgage of the Alamo Ranch, San Antonio, TX property. During the nine months ended September 30, 2018, we incurred $593,000 of mortgage prepayment charges in connection with the sale of The Fountains Apartments - Palm Beach Gardens, FL.

Income tax provision (benefit).
For the nine months ended September 30, 2019, we recognized an income tax provision of $219,000 compared to a net income tax benefit of $55,000 in the corresponding period of the prior year. The 2018 period includes a state tax refund related to a property sold prior to 2018.

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service, acquire properties, make capital improvements and pay dividends. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the joint ventures that own such properties), mortgage debt financings and refinancings, equity contributions for acquisitions from our joint venture partners, our share of the proceeds from the sale of properties, the sale of shares of our common stock pursuant to our at-the-market equity distribution program, our credit facility and our available cash (including restricted cash). Our available liquidity at November 1, 2019, was $32.4 million, including $14.4 million of cash and cash equivalents, $10.8 million of restricted cash and, subject to borrowing base requirements, up to $7.2 million available under our credit facility.
We anticipate that (i) our operating expenses, dividend payments and $85.2 million (as of September 30, 2019) of interest expense and mortgage amortization payments over the next two years will be funded from cash generated from the operations of our multi-family properties and, to the extent such sources are insufficient, from mortgage refinancing, sales of properties, or sales of our common stock.

Capital improvements at (i) 19 multi-family properties will be funded by approximately $10.8 million of restricted cash available at September 30, 2019 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.

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

We anticipate that the costs associated with completing the Bells Bluff project will be funded by the remaining in-place construction financing of up to $2.6 million.

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
Our net operating loss at December 31, 2018 is approximately $16.8 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT. Notwithstanding the foregoing, on each of April 5, 2019 and July 9, 2019 we paid a cash dividend of $0.20 per share and on October 10, 2019 we paid a cash dividend of $.22 per share. Though we currently intend to continue to pay cash dividends on a quarterly basis, we cannot provide any assurance that we will do so.

Off Balance Sheet Arrangements

None.

Funds from Operations; Adjusted Funds from Operations

We disclose below funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.
We compute FFO in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non- real estate assets.We compute AFFO by deducting from FFO our straight-line rent accruals, loss on extinguishment of debt, restricted stock and restricted stock unit expense, deferred mortgage costs and gain on insurance recovery. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of AFFO may vary from one REIT to another.

We believe that FFO and AFFO are useful and standard supplemental measures of the operating performance for equity REITs and are used frequently by securities analysts, investors and other interested parties in evaluating equity REITs, many of which present FFO and AFFO when reporting their operating results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization of real estate assets, which assumes that the carrying value of real estate assets diminishes predictably over time. In fact, real estate values have historically risen and fallen with market conditions. As a result, we believe that FFO and AFFO provide a performance measure that when compared year over year, should reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs and other matters without the inclusion of depreciation and amortization, providing a perspective that may not be necessarily apparent from net income. We also consider FFO and AFFO to be useful to us in evaluating potential property acquisitions.
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

The tables below provides a reconciliation of net loss determined in accordance with Generally Accepted Accounting Principles ("GAAP") to FFO and AFFO on a dollar and per share basis for each of the indicated periods (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP Net (loss) income attributable to common stockholders	$3,272	$(3,111)	$(5,292)	$17,422
Add: depreciation of properties	9,950	10,416	29,914	29,856
Add: our share of depreciation in unconsolidated joint ventures	562	386	1,496	1,218
Deduct: gain on sale of real estate	(9,938)	(424)	(9,938)	(52,405)
Adjustments for non-controlling interests	(1,884)	(3,187)	(7,677)	16,059
NAREIT Funds from operations attributable to common stockholders	1,962	4,080	8,503	12,150

Adjustments for: straight-line rent accruals	(10)	(10)	(30)	(30)
Add: loss on extinguishment of debt	1,766	—	1,766	593
Add: amortization of restricted stock and restricted stock units	372	15	1,110	673
Add: amortization of deferred mortgage costs	408	317	1,345	1,073
Deduct gain on insurance recovery	—	(1,272)	(517)	(4,498)
Adjustments for non-controlling interests	(321)	250	(410)	597
Adjusted funds from operations attributable to common stockholders	$4,177	$3,380	$11,767	$10,558

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP Net (loss) income attributable to common stockholders	$0.20	$(0.20)	$(0.33)	$1.16
Add: depreciation of properties	0.63	0.66	1.89	1.99
Add: our share of depreciation in unconsolidated joint ventures	0.03	0.03	0.09	0.08
Deduct: gain on sale of real estate	(0.62)	(0.03)	(0.63)	(3.50)
Adjustment for non-controlling interests	(0.12)	(0.20)	(0.48)	1.07
NAREIT Funds from operations per common stock basic and diluted	0.12	0.26	0.54	0.80

Adjustments for: straight line rent accruals	—	—	—	—
Add: loss on extinguishment of debt	0.11	—	0.11	0.04
Add: amortization of restricted stock and restricted stock units	0.02	—	0.07	0.04
Add: amortization of deferred mortgage costs	0.03	0.01	0.08	0.07
Deduct gain on insurance recovery	—	(0.08)	(0.03)	(0.30)
Adjustments for non-controlling interests	(0.02)	0.02	(0.03)	0.04
Adjusted funds from operations per common stock basic and diluted	$0.26	$0.21	$0.74	$0.69

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than three mortgages, two of which are subject to interest rate swap agreements that effectively fix the rate at a fixed rate. With respect to the mortgage not subject to an interest rate swap, an increase of 100 basis points in interest rates would reduce annual net income by $448,000 and a decrease of 100 basis points would increase annual net income by $448,000.

As of September 30, 2019, we had two interest rate swap agreements outstanding and an interest rate cap. The fair value of these derivative instruments is dependent upon existing market interest rates and swap spreads, which change over time. At September 30, 2019, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of these derivative instruments and the net unrealized gain thereon would have increased by approximately $866,000 and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of these derivatives and the net unrealized gain thereon would have decreased by approximately $901,000. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At September 30, 2019, the interest rate on these notes was 4.27%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $374,000 annually.

As of September 30, 2019, based on the number of residential units in each state, 27% of our properties are located in Texas, 15% in Georgia, 12% in Florida, 9% in Alabama, 8% in Mississippi, 7% in Tennessee, 7% in South Carolina, and the remaining 15% in five other states; we are therefore subject to risks associated with the economies in these areas.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, the Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2019 are effective.

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

Part II - Other Information

Item 1. Legal Proceedings

A wholly-owned subsidiary of ours that owns a property in Houston, TX is named as a defendant, along with multiple defendants in an action (Takakura et al. v. Houston Pizza Venture, LP, and Papa John’s USA., Inc. et.al., 129th Judicial District, Harris County, Texas, Cause No. 2019-42425), alleging the wrongful death as a result of a homicide of a delivery person at our property. The complaint seeks compensatory damages in an unspecified amount in excess of $1 million and an unspecified amount of exemplary damages. Our primary insurance carrier is defending the claim; we believe we have sufficient primary and umbrella insurance to cover the claim for compensatory damages. Insurance generally does not cover claims for exemplary damages.

Item 6. Exhibits

Exhibit No.	Title of Exhibits
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)

_______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

November 7, 2019	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

November 7, 2019	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)