Form 10-K
period 2019-12-31
BRT Apartments Corp.
filed 2020-05-15
CIK 14846

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-07172
BRT APARTMENTS CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-2755856 (I.R.S. employer identification no.)
60 Cutter Mill Road, Great Neck, New York (Address of principal executive offices)	11021 (Zip Code)
516-466-3100
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Shares of common stock, par value $.01 per share	BRT	New York Stock Exchange
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

Table of Content
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $131.5 million based on the last sale price of the common equity on June 28, 2019, which is the last business day of the registrant's most recently completed second quarter.
As of April 30, 2020, the registrant had 17,190,106 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Table of Content

Form 10-K

Table of Content
Explanatory Note
Unless otherwise indicated or the context otherwise requires, all references to (i) “us”, “we”, “BRT” or the “Company” refer to BRT Apartments Corp. and its consolidated and unconsolidated subsidiaries; (ii) all interest rates give effect to the related interest rate derivative, if any; (iii) "acquisitions" include investments in unconsolidated joint ventures; (iv) units under rehabilitation for which we have received or accrued rental income from business interruption insurance, while not physically occupied, are treated as leased (i.e., occupied) at rental rates in effect at the time of the casualty, and (v) "same store properties" refer to properties that we owned and operated for the entirety of both periods being compared, except for properties that are under construction, in lease-up, or are undergoing development or redevelopment. We move properties previously excluded from our same store portfolio (because they were under construction, in lease up or are in development or redevelopment) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all quarters during the applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon attainment of at least 90% physical occupancy.
In February 2019, we changed our fiscal year end from September 30 to December 31. The change was intended to better align our fiscal year with the fiscal year of other multi-family REITs. As a result of this change, (i) our 2019 fiscal year began January 1, 2019 and ended December 31, 2019 and (ii) we filed a Transition Report on Form 10-Q covering the transition period from October 1, 2018 to December 31, 2018. Accordingly, except as otherwise indicated or the context otherwise requires, a year (e.g., 2019) refers to the applicable fiscal year ended December 31.
On April 21, 2020 and May 15, 2020, we filed Current Reports on Form 8-K to the effect that investors should not rely upon our (i) Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and earnings press releases and similar information filed or furnished on or after February 8, 2017 through November 7, 2019 (collectively, the “Previously Reported Information”) because we had included therein the accounts and operations of substantially all of our joint ventures (the "Previously Consolidated Ventures") in a manner inconsistent with Accounting Standards Codification 810 (the "Consolidation Standard")-the information regarding such joint ventures should have been presented in accordance with the equity method of accounting. Although the Previously Reported Information correctly (i) stated net income, funds from operations and adjusted funds from operations on an absolute and per share basis and (ii) stated or understated total BRT Apartments stockholders’ equity, the presentation of the accounts and operations of the Previously Consolidated Ventures in the consolidated financial statements included herein is significantly different than that presented in the Previously Reported Information. Specifically, the equity method of accounting for the Previously Consolidated Ventures results in significant reductions in our revenues, operating expenses, assets and liabilities from that presented in our Previously Reported Information. See notes 2 and 16 to our consolidated financial statements. Accordingly, this Annual Report on Form 10-K for the year ended December 31, 2019 ( the "Annual Report"), contains our audited consolidated financial statements for the years ended December 31, 2019 and 2018, as well as restatements of the following previously filed consolidated financial statements: (i) our audited consolidated balance sheet as of December 31, 2018, and (ii) our unaudited consolidated financial statements for the quarter ended March 31, 2018 and all subsequent quarters through the quarter ended September 30, 2019. See notes 2 and 16 to our consolidated financial statements. We have not restated our audited annual and unaudited interim financial statements for the fiscal 2017 periods because financial statements for the 2017 periods are not material to an understanding of the Company’s current condition, and are not required to be presented in this Annual Report on Form 10-K. We believe that the restated and other information provided herein will facilitate the ability of the reader of our financial statements to easily and fully understand the impact of the restatement.

In filing the Annual Report at this time, we are relying upon the orders (the "Orders") issued by the Securities and Exchange Commission (the "SEC") on March 4, 2020 and March 25, 2020 pursuant to Section 36 (Release Nos. 34-88318 and 34-88465) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), extending the time in which certain reports required to be filed pursuant to the Exchange Act are filed, and the Current Report on Form 8-K we filed on March 16, 2020, pursuant to which we reported that we may be unable to file this Annual Report on a timely basis because of the impact of COVID-19, which, among other things, due to travel limitations and the requirements of "social distancing," had and would adversely impact the ability of the individuals preparing the Annual Report to complete such task on a timely basis, as well as a Notification of Late Filing on Form 12b-25/A filed on April 28, 2020. We were unable to file this Annual Report on the original March 16, 202 due date because (i)of the impact of COVID-19 as disclosed above and (ii) management's devoting significant time and attention to assessing and responding to the impact of COVID-19.
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report, together with other statements and information publicly disseminated by us, contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this

Table of Content
statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. Forward looking statements are generally identifiable by use of words such as "may," "will," "will likely result," "shall," "should," "could," "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions or variations thereof.

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

Table of Content
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
•the impact of the COVID-19 pandemic;
•the ongoing review, if any, of our financial statements, accounting, accounting policies and internal control over financial reporting;
•the preparation, and audit or review, of the restatements set forth herein;
•the discovery of any additional adjustments, in addition to those described under "Explanatory Note", to the Previously Reported Information and the information set forth herein; and
•the other factors described in this Annual Report, including those set forth under the captions "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".
We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. Except to the extent otherwise required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of the filing of this Annual Report or to reflect the occurrence of unanticipated events.

Table of Content
PART I
Item l.    Business.
General
We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, operation and development of multi-family properties. Generally, these properties are owned by unconsolidated joint ventures in which we contributed 65% to 80% of the equity. At December 31, 2019: (i) eight multi-family properties located in six states with an aggregate of 1,880 units and a carrying value of $159.4 million, are wholly-owned by us; and (ii) we have ownership interests, through unconsolidated entities, in 30 multi-family properties located in nine states with an aggregate of 8,898 units (including 741 units at two properties currently in lease up) - the carrying value of our net equity investment therein is $177.0 million. Most of our properties are located in the Southeast United States and Texas.
We are incorporated in Maryland and were organized in 1972. Our address is 60 Cutter Mill Road, Suite 303, Great Neck, New York 11021, telephone number 516-466-3100. Our website can be accessed at www.brtapartments.com, where copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission, or SEC, can be obtained free of charge.

2019 Highlights and Recent Developments
During 2019, we:
•through unconsolidated joint ventures, acquired interests in three multi-family properties with 840 units, for a purchase price of $109.5 million, including mortgage debt of $80.1 million and $37.2 million of equity - we contributed $27.2 million of the equity;
•sold a wholly- owned cooperative apartment unit and, through consolidated joint ventures, sold two multi-family properties (i.e., Stonecrossing and Pathways, Houston, TX, with an aggregate of 384-units for an aggregate sales price of $34.0 million and a gain of $10.6 million - $894,000 of this gain was allocated to our joint venture partner - we incurred $1.4 million of mortgage prepayment charges in connection with these multi-family property sales, of which $125,000 was allocated to our joint venture partners;
•through an unconsolidated joint venture, sold a multi-family property with an aggregate of 400 units for a sales price of $36.5 million and a gain, before a $1.6 million mortgage prepayment charge, of $16.9 million - BRT's share of this gain was $9.9 million and BRT's share of the mortgage prepayment charge is $963,000 and is included in equity in earnings from sale of unconsolidated joint venture properties and equity in loss from unconsolidated joint ventures, respectively;
•entered into a $10 million credit facility;
•raised approximately $7.5 million of equity from the sale of 466,000 shares of our common stock;
•effected a 10% increase in our dividend rate and declared dividends of an aggregate of $0.84 per share; and
•bought out the interest of a joint venture partner in a multi-family property for an aggregate of $1.6 million - as a result, this property is wholly owned by us.

Subsequent to December 31, 2019, we:
•sold 694,298 shares of common stock (through March 6, 2020) for an aggregate sales price of $12.3 million before commissions and fees of $185,000;
•through an unconsolidated joint venture, purchased a multi-family property in Wilmington, North Carolina with 264-units for a purchase price of $38.0 million, including assumed mortgage debt of $23.2 million and $17.1 million of equity - we contributed $13.7 million of the equity;
•on April 21, 2020 and May 15, 2020 we filed Current Reports on Form 8-K stating that investors should not rely upon the Previously Reported Information because we had included therein the accounts and operations of the Previously Consolidated Ventures in a manner inconsistent with the Consolidation Standard-the information regarding such joint ventures should have been presented in accordance with the equity method of accounting. Although the Previously Reported Information correctly (i) stated net income, funds from operations, adjusted funds from operations on an absolute and per share basis and (ii) stated or understated total BRT Apartments stockholders’ equity, the presentation

Table of Content
of the accounts and operations of the Previously Consolidated Ventures in the consolidated financial statements included herein is significantly different than that presented in the Previously Reported Information. Specifically, the equity method of accounting for the Previously Consolidated Ventures as presented herein results in significant reductions in our revenues, operating expenses, assets and liabilities from that presented in the Previously Reported Information. See "Explanatory Note" and notes 2 and 16 to our consolidated financial statements; and
•were presented with the challenges resulting from the risks presented of the novel coronavirus or COVID-19, which has spread and may continue to spread, to markets in which we operate. This pandemic, either by itself or coupled with the resulting economic hardships, is, among other things, adversely affecting the ability of our tenants to pay rent (and without a corresponding decrease in the expenses we incur in maintaining our properties) due to furloughs and layoffs, and may adversely affect our ability to (i) maintain our properties (due to the inability or unwillingness of on-site property personnel to make repairs at a property) and (ii) pay dividends and/or the debt service on our mortgages. We expect that the pandemic will require us to incur additional real estate operating expenses to maintain our properties and promote the health and safety of our residents, result in reduced revenues due to rent accommodations offered to current or prospective tenants, limit our ability to market our properties to prospective tenants, and delay efforts to implement value add programs and acquire or dispose of properties. Further, we anticipate that we may be unable to collect an aggregate of approximately $300,000 of commercial rental revenue and other income for the three months ending June 30, 2020. The governmental response to the pandemic has resulted in legislation further regulating our relationships with our tenants, including limitations on our ability to exercise various remedies with respect to tenants that do not pay rent or other charges and may result in legislation limiting the rents we can charge. The ultimate extent of the impact of the pandemic on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, the severity of, and the actions taken to control, the pandemic, and the short-term and long-term economic impact thereof (including the effect on employment levels in the markets in which we own and operate properties).

Table of Content
Our Multi-Family Properties
Generally, our multi-family properties are garden apartment, mid-rise or town home style properties that provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and cable television access. Residential leases are typically for a one-year term and may require security deposits equal to one month's rent. Substantially all of the units at these properties are leased at market rates. Set forth below is selected information regarding the multi-family properties in which we have an interest, as of December 31, 2019, all of which, except for the properties in which we have a 100% ownership interest, are owned by unconsolidated joint ventures:

				Our Percentage Ownership (%) (2)	Average Monthly Rental Rate Per Occupied Unit (3)(4)($)					Average Physical Occupancy (4)(%)
Property Name and Location	Number of Units	Age (1)	Acquisition Date		2019	2018	2017	2016	2015	2019	2018	2017	2016	2015
Silvana Oaks Apartments—N. Charleston, SC	208	9	10/4/2012	100	1,162	1,143	1,126	1,077	998	94.5	93.2	94.5	93.3	93.6
Avondale Station—Decatur, GA	212	65	11/19/2012	100	1,102	1,047	979	920	852	96.2	94.4	97.6	94.6	97.1
Newbridge Commons—Columbus, OH	264	20	11/21/2013	100	898	853	801	762	729	95.2	96.7	96.8	96.9	95.4
Kendall Manor—Houston, TX	272	38	7/8/2014	100	802	812	840	833	796	89.5	93.7	92.1	93.9	94.4
Avalon Apartments—Pensacola, FL	276	11	12/22/2014	100	1,065	1,003	969	970	912	96.4	93.8	90.9	91.9	90.9
Parkway Grande—San Marcos, TX (5)	192	5	9/10/2015	100	1,075	1,067	1,044	998	852	94.5	93.1	95.0	93.6	95.3
Woodland Trails—LaGrange, GA	236	10	11/18/2015	100	960	938	873	832	849	96.1	95.2	95.7	94.6	96.2
Kilburn Crossing — Fredricksburg, VA	220	14	11/4/2016	100	1,389	1,302	1,246	—	—	95.1	95.9	95.0	—	—
Retreat at Cinco Ranch— Katy, TX (6)	268	11	1/22/2016	75	1,134	1,076	1,098	1,177	—	91.8	96.2	89.5	90.5	—
Brixworth at Bridge Street—Huntsville, AL	208	34	10/18/2013	80	755	760	690	688	655	96.4	92.6	95.9	96.8	93.7
Crossings of Bellevue—Nashville, TN	300	34	4/2/2014	80	1,157	1,120	1,066	1,032	955	97.3	98.3	97.3	97.8	97.1
Grove at River Place — Macon, GA	240	31	2/1/2016	80	735	709	662	622	—	90.7	93.6	95.2	97.2	—
Civic Center I—Southaven, MS	392	17	2/29/2016	60	922	872	834	825	—	96.5	97.3	96.4	97.7	—
The Veranda at Shavano — San Antonio, TX	288	6	5/6/2016	65	1,062	1,021	982	953	—	92.7	93.4	92.0	83.4	—
Chatham Court and Reflections — Dallas, TX	494	33	5/11/2016	50	959	930	876	813	—	92.4	92.0	93.4	93.4	—
Waters Edge at Harbison— Columbia, SC	204	23	5/31/2016	80	928	869	878	821	—	91.0	91.8	93.7	94.2	—
The Pointe at Lenox Park— Atlanta, GA	271	30	8/15/2016	74	1,216	1,201	1,176	1,190	—	93.2	88.8	91.1	94.0	—
Civic Center II — Southaven, MS	384	14	9/1/2016	60	979	925	883	879	—	97.2	96.8	96.7	97.4	—
Verandas at Alamo Ranch—San Antonio, TX	288	4	9/19/2016	72	1,022	996	972	974	—	93.8	92.4	89.0	85.8	—
Canalside Lofts — Columbia, SC	374	4	11/10/2016	32	1,217	1,220	1,185	1,197	—	93.0	89.7	92.7	90.2	—
Canalside Sola — Columbia, SC	339	4	11/10/2016	46	1,445	1,432	—	—	—	68.0	22.0	—	—	—
Tower at OPOP — St. Louis, MO	128	5	2/28/2017	76	1,355	1,482	1,544	—	—	94.1	87.1	93.5	—	—
Lofts at OPOP — St. Louis, MO	53	5	2/28/2017	76	1,383	1,422	1,577	—	—	91.3	88.7	95.0	—	—
Vanguard Heights — Creve Coeur, MO (7)	174	3	4/4/2017	78	1,560	1,495	1,652	—	—	95.3	91.4	74.7	—	—

Table of Content

				Our Percentage Ownership (%) (2)	Average Monthly Rental Rate Per Occupied Unit (3)(4)($)					Average Physical Occupancy (4)(%)
Property Name and Location	Number of Units	Age (1)	Acquisition Date		2019	2018	2017	2016	2015	2019	2018	2017	2016	2015
Bells Bluff — West Nashville, TN (8)	402	N/A	6/2/2017	58	N/A	N/A	N/A	—	—	N/A	N/A	N/A	—	—
Mercer Crossing — Farmers Branch, TX	509	3	6/29/2017	50	1,308	1,279	1,272	—	—	92.0	89.3	91.4	—	—
Jackson Square — Tallahassee, FL	242	23	8/30/2017	80	1,067	1,018	1,062	—	—	94.6	91.0	94.2	—	—
Gateway Oaks — Forney, TX	313	3	9/15/2017	50	1,148	1,108	988	—	—	93.9	92.8	93.7	—	—
Magnolia Pointe at Madison — Madison, AL	204	28	12/7/2017	80	881	826	—	—	—	98.5	95.3	—	—	—
The Woodland Apartments — Boerne, TX	120	12	12/14/2017	80	960	918	—	—	—	94.1	91.3	—	—	—
The Avenue Apartments — Ocoee, FL	522	23	2/7/2018	50	1,071	995	—	—	—	94.9	95.8	—	—	—
Parc at 980 — Lawrenceville, GA	586	22	2/15/2018	50	1,180	1,041	—	—	—	92.6	92.8	—	—	—
Anatole Apartments — Daytona Beach, FL	208	33	4/30/2018	80	933	897	—	—	—	91.0	93.2	—	—	—
Landings of Carrier Parkway — Grand Prairie, TX	281	18	5/17/2018	50	1,019	957	—	—	—	90.4	93.7	—	—	—
Crestmont at Thornblade — Greenville, SC	266	22	10/30/2018	90	1,072	1,156	—	—	—	88.7	92.1	—	—	—
The Vive — Kannapolis, NC	312	10	3/12/2019	65	1,105	—	—	—	—	90.6	—	—	—	—
Somerset at Trussville — Trussville, AL	328	13	5/7/2019	80	1,007	—	—	—	—	95.1	—	—	—	—
Village at Lakeside — Auburn, AL	200	31	8/8/2019	80	835	—	—	—	—	95.7	—	—	—	—
Total	10,778
______________________

(1) Reflects the approximate age of the property based on the year original construction was completed, other than Lofts at OPOP which was rehabbed in 2014.
(2) Distributions to, and profit sharing between, joint venture partners, are determined pursuant to the applicable agreement governing the relationship between the parties and may not be pro rata to the equity ownership percentage each joint venture partner has in the applicable joint venture.
(3) Monthly rental rate per unit reflects our period of ownership.
(4) Reflects, for 2019 and 2018, the twelve months ended December 31, and for the other three years presented, the twelve months ended September 30 of the indicated year.
(5) In October 2019, we purchased the 20% interest owned by our joint venture partner resulting in our sole ownership of this property.
(6) This property was impacted by Hurricane Harvey. The average monthly rental rate and average physical occupancy for 2018 give effect to rental income received or accrued from business interruption insurance as if  such damaged units were leased at rates in effect at the time of the casualty.
(7) This property was in lease up until June 2018.
(8) This property is currently in lease up.

Table of Content

The following table set forth certain information, presented by state, related to our wholly-owned properties as of December 31, 2019:

State	Number of Properties	Number of Units	Percent of 2019 Rental and other revenues
Texas	2	464	13%
Georgia	2	448	22%
Florida	1	276	14%
Ohio	1	264	11%
South Carolina	1	208	12%
Virginia	1	220	14%
Other	—	—	14%	(1)
Total	8	1,880	100%
___________________________

(1) Includes rental and other revenues from Stonecrossing and Pathways, Houston, TX, which were sold on July 11, 2019. These properties had an aggregate of 384 units and accounted for $2.3 million of 2019 revenues. Also includes non-multi- family revenues of $1.5 million.

The following table set forth certain information, presented by state, related to properties owned by unconsolidated joint ventures as of December 31, 2019:

State	Number of Properties	Number of Units	Percent of 2019 JV Rental revenues (1)
Texas	8	2,561	32%
Georgia	3	1,097	13%
South Carolina	4	1,183	11%
Florida	3	972	12%
Alabama	4	940	7%
Mississippi	2	776	8%
Tennessee	2	702	5%
Missouri	3	355	6%
North Carolina	1	312	3%
Other	—	—	3%	(2)
Total	30	8,898	100%
___________________________

(1) The term "JV Rental Revenues" refers to the revenues generated at multi-family properties owned by unconsolidated joint ventures. See note 7 to our consolidated financial statements.

(2) Includes rental and other revenues from Waterside, Indianapolis, Indiana, which was sold on December 17, 2019. This property had 400 units.
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

Table of Content
•development of Class A properties in markets where we believe we can generate significant returns from the operation and if appropriate, sale of the development.

Our current business plan is to acquire properties with cap rates ranging from 4.5% to 5.75% that will provide stable risk adjusted total returns (i.e., operating income plus capital appreciation). In identifying opportunities that will achieve these goals, we seek acquisitions that will achieve an initial approximate 6.5% to 8% annual return on invested cash and an internal rate of return of approximately 10% to 16%. We have also focused, but have not limited ourselves to, acquiring properties located in the Southeast United States and Texas. Subject to the foregoing, we are opportunistic in pursuing multi-family property acquisitions and do not mandate any specific acquisition criteria, though we take the following into account in evaluating an acquisition opportunity: location, demographics, size of the target market, property quality, availability and terms and conditions of long-term fixed-rate mortgage debt, potential for capital appreciation or recurring income, extent and nature of contemplated capital improvements and property age. We generally acquire properties with a joint venture partner with knowledge and experience in owning and operating multi-family properties in the target market as this enhances our understanding of such market and assists us in managing our risk with respect to a particular acquisition.
Approvals of the acquisition of a multi-family property are based on a review of property information as well as other due diligence activities undertaken by us and, as applicable, our venture partner. Those activities include a consideration of economic, demographic and other factors with respect to the target market and sub-market (including the stability of its population and the potential for population growth, the economic and employment base, presence of and barriers to entry of alternative housing stock, rental rates for comparable properties, the competitive positioning of the proposed acquisition and the regulatory environment (i.e. applicable rent regulation)), a review of an independent third-party property condition report, a Phase I environmental report with respect to the property, a review of recent and projected results of operations for the property prepared by the seller, us or our joint venture partner, an assessment of our joint venture partner's knowledge and expertise with respect to the acquisition and operation of multi-family properties and the relevant market and sub-market, a site visit to the property and the surrounding area, an inspection of a sample of units at the property, the potential for rent increases and the possibility of enhancing the property and the costs thereof. To the extent a property to be acquired requires renovations or improvements, or if we and our joint venture partner believe that improving a property will generate greater rent, funds are generally set aside by us and our joint venture partner at the time of acquisition to provide the capital needed for such renovation and improvements. At December 31, 2019 and March 31, 2020, we had restricted cash of $9.7 million and $10.2 million, respectively, to fund improvements at 19 and 20 multi-family properties respectively.
A key consideration in our acquisition process is the availability of mortgage debt to finance the acquisition (or the ability to assume the mortgage debt on the property) and the terms and conditions (e.g., interest rate, amortization and maturity) of such debt. Currently, approximately 35% to 40% of the purchase price is paid in cash, (all or a portion of our share of which may be funded by borrowing from our credit facility) and the balance is financed with mortgage debt. We believe that the use of leverage allows us the ability to earn a greater return on our investment than we would otherwise earn. Generally, the mortgage debt obtained in connection with an acquisition matures five to ten years thereafter, is interest only for one to five years after the acquisition, and provides for a fixed interest rate and for the amortization of the principal of such debt over 30 years.
Potential acquisitions are reviewed and approved by our investment committee. Approval requires the assent of not less than five of the eight members of this committee, all of whom are our executive officers. Board of director approval is required for any single multi-family property acquisition in which our equity investment exceeds $20 million.
We pursue development opportunities when we believe the potential higher returns justify the additional risks. The factors considered in pursuing these opportunities generally include the factors considered in evaluating a standard acquisition opportunity, and we place additional emphasis on our joint venture partner's ability to execute a development project. Though we may from time-to-time pursue other development activities, we do not anticipate development properties will constitute a significant part of our portfolio. We have interests in two multi-family development (properties currently in lease up) with the same joint venture partner or affiliates.

Table of Content
Property Acquisitions
Set forth below is information regarding the properties we acquired through unconsolidated joint ventures during 2019 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Kannapolis, NC	3/12/2019	312	$48,065	$33,347	$11,231	65%	$559
Trussville, AL	5/7/2019	328	43,000	32,250	11,625	80%	546
Auburn, AL	8/8/2019	200	18,400	14,500	4,320	80%	140
		840	$109,465	$80,097	$27,176		$1,245
_____________________
Buyouts of Joint Venture Partners
In October 2019, we acquired our joint venture partner's 20% equity interest in Parkway Grande, San Marcos, TX, for $1.6 million. As a result, this property is wholly-owned by us.
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
Set forth below is information regarding the properties we sold during 2019 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-Controlling Partner's Share of Gain on Sale
Houston, TX (two properties) (1)	7/11/2019	384	$33,200	$9,938	$894
New York, NY (2)	12/16/2019	1	832	680	—
		385	$34,032	$10,618	$894
________________________
(1) Properties were owned by consolidated joint ventures.
(2) Reflects the sale of a cooperative apartment unit that we wholly-owned.

Set forth below is information regarding a property owned by an unconsolidated joint venture that was sold during 2019 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-Controlling Partner's Share of Gain on Sale
Indianapolis, IN	12/17/2019	400	$36,500	$16,898	$6,965

Joint Venture Arrangements

The arrangements with our multi-family property joint venture partners are deal specific and vary from transaction to transaction. Generally, these arrangements provide for us and our joint venture partner to receive net cash flow available for distribution and/or profits in the following order of priority (in certain cases, we are entitled to these distributions on a senior or preferential basis): (i) a preferred return of 9% to 10% on each party's unreturned capital contributions, until such preferred return has been paid in full; and (ii) the return in full of each party's capital contribution. Thereafter, distributions to, and profit sharing between, joint venture partners, is determined pursuant to the applicable agreement governing the relationship between the parties. Generally, as a result of allocation/distribution provisions of the applicable joint venture operating agreement, the

Table of Content
allocation and distribution of cash and profits to BRT is less than that implied by BRT's percentage equity interest in the venture/property.

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

Property Management
The day-to-day management of our multi-family properties is overseen by property management companies operating in the market in which the property is located. Approximately 67% of these management companies are owned by our joint venture partners or their affiliates. These property management companies are paid fees ranging from 3% to 4% of revenues generated by the applicable property. Generally, we can terminate these management companies upon specified notice or for cause, subject to the approval of the mortgage lender and, in some cases, our joint venture partner. We believe satisfactory replacements for property managers are available, if required.
Mortgage Debt
The following table sets forth scheduled principal (including amortization) mortgage payments due for all of our multi-family properties as of December 31, 2019 (dollars in thousands):

YEAR	Principal Payments Due for Wholly Owned Properties	Principal Payments Due for Unconsolidated Joint Ventures	Total Principal Payments Due
2020	$3,040	$3,672	$6,712
2021	17,274	46,477	63,751
2022	62,545	73,719	136,264
2023	1,270	43,361	44,631
2024	1,316	9,068	10,384
Thereafter	48,593	632,831	681,424
Total	$134,038	$809,128	$943,166

As of December 31, 2019, the weighted average annual interest rate of the mortgage debt on our multi-family properties is 4.17% and the weighted average remaining term to maturity of such debt is approximately 7.8 years. The mortgage debt associated with our multi-family properties is generally non-recourse to (i) the joint venture that owns the property, subject to standard carve-outs and (ii) to us and our subsidiary acquiring the equity interest in such joint venture. We, at the parent entity level (i.e., BRT Apartments Corp.), are the standard carve-out guarantor with respect to our wholly owned properties. (The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create a lien on a property and the conversion of security deposits, insurance proceeds or condemnation awards). At December 31, 2019, the principal amount of mortgage debt outstanding with respect to the properties at which we are the carve-out guarantor is approximately $123.4 million.

Table of Content
Corporate Level Financing Arrangements
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate Level Financing Arrangements" for information about our corporate level financing arrangements.
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
Status of Former Development Projects
Our former development projects, Sola Station-Columbia , SC and Bells Bluff-Nashville, TN, (which are owned by unconsolidated joint ventures), commenced lease up activities during the quarters ended March 31, 2018 and March 31, 2019, respectively. At December 31, 2019, approximately 78.8% and 61.4%, respectively of Sola Station and Bells Bluff, respectively, had been leased.
Our Other Real Estate Assets and Activities
In addition to our multi-family properties, we own other real estate assets with an aggregate carrying value of $14.4 million at December 31, 2019, including a $4.2 million loan receivable, undeveloped land, cooperative apartment units and a leasehold position at a commercial property. See notes 3, 5 and 7 to our consolidated financial statements.
Competition
We compete to acquire multi-family properties with pension and investment funds, real estate developers, private real estate investors and other owners and operators of such properties. Competition to acquire such properties, among other things, is based on price and the ability to secure financing on a timely basis to complete the acquisition. To the extent that a potential joint venture partner introduces us to a multi-family acquisition opportunity, we compete with other sources of equity capital to participate in such joint venture based on the financial returns we are willing to offer such potential partner and the other terms and conditions of the joint venture arrangement. We also compete for tenants at our multi-family properties—such competition depends upon various factors, including alternative housing options available in the applicable sub-market, rent, amenities provided and proximity to employment and quality of life venues.
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

Table of Content
to abandon the possibility of acquiring a given property. As of the date of this report, we have no knowledge of any material claims made or pending against us with regard to environmental damage for which we may be found liable, nor are we aware of any potential hazards to the environment related to any of our properties which could reasonably be expected to result in a material loss.

Our Structure
We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, and One Liberty Properties, Inc., a NYSE listed equity REIT. Nine individuals (including Jeffrey A. Gould, Chief Executive Officer and President, Mitchell Gould, Executive Vice President, George Zweier, Chief Financial Officer and Ryan Baltimore, Senior Vice President-Corporate Strategy and Finance), devote substantially all of their business time to our activities, while our other personnel (including several officers) provide their services on a part-time basis with us and other affiliated entities that share our executive offices. (Including our full and part-time personnel, we estimate that we have the equivalent of 13 full time employees). The allocation of expenses for the shared facilities, personnel and other resources is computed in accordance with a shared services agreement by and among us and the affiliated entities. The allocation is based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each entity that is a party to this agreement.
In addition, we retain several related parties to participate in, among other things, the analysis and approval of multi-family property acquisitions and dispositions, develop and maintain banking and financing relationships and provide us investment advice and long-term planning (the “Services”). The aggregate fees to be paid in 2020, and paid in 2019 and 2018, for the Services, are $1.4 million, $1.3 million and $1.3 million, respectively.

Executive Officers of Registrant
Set forth below is a list of our executive officers whose terms will expire at our 2020 annual Board of Directors' meeting. The business history of officers who are also directors will be provided in our proxy statement to be filed not later than April 29, 2020. References to a particular year for these biographies refer to the calendar year.

Name	Age	Office
Israel Rosenzweig (1)	72	Chairman of the Board of Directors
Jeffrey A. Gould (2)	54	President and Chief Executive Officer
Mitchell K. Gould (3)	47	Executive Vice President
Matthew J. Gould (2)	60	Senior Vice President
David W. Kalish (4)	72	Senior Vice President - Finance
Mark H. Lundy	57	Senior Vice President and Counsel
Steven Rosenzweig (1)	44	Senior Vice President - Legal
George E. Zweier	56	Vice President and Chief Financial Officer
Isaac Kalish (4)	44	Vice President and Treasurer
Ryan Baltimore	28	Senior Vice President-Corporate Strategy and Finance
___________________________________________________________________________
(1) Steven Rosenzweig is the son of Israel Rosenzweig.
(2) Jeffrey A. Gould and Matthew J. Gould are sons of Fredric H. Gould, the former chairman of our board of directors and currently, a director.
(3) Mitchell K. Gould is a cousin of Fredric H. Gould.
(4) Isaac Kalish is the son of David W. Kalish.
Mitchell K. Gould has been employed by us since 1998, and has served as a Vice President since 1999 and Executive Vice President since 2007.
David W. Kalish, a certified public accountant, has been our Senior Vice President, Finance since 1998. Mr. Kalish was our Vice President and Chief Financial Officer from 1990 until 1998. He has been Chief Financial Officer of One Liberty Properties, Inc. and Georgetown Partners, Inc. since 1990. Georgetown Partners is the managing general partner of Gould Investors, a related party.
Mark H. Lundy has been our Counsel and/or General Counsel since 2007, Senior Vice President since 2005 and Vice President from 1993 to 2005. He served as a Vice President of One Liberty Properties from 2000 to 2006 and has been its

Table of Content
Secretary and Senior Vice President since June 1993 and 2006, respectively. Since 2013, Mr. Lundy has served as President and Chief Operating Officer, and from 1990 through 2013 as a Vice President (including Senior Vice President), of Georgetown Partners, Inc. He is licensed to practice law in New York and Washington, D.C.
Steven Rosenzweig has been associated with us since 2013, served as a Vice President from 2015 through 2019 and as Senior Vice President - Legal since 2019. He is licensed to practice law in New York.
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
Ryan Baltimore has been employed by us since 2013 and has served as Senior Vice President - Corporate Strategy and Finance since 2019.

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
•a favorable interest rate environment that may result in a significant number of residents or potential residents of our multi-family properties deciding to purchase homes instead of renting;
•changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes; and
•rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

Table of Content
Moreover, other factors may adversely affect our results of operations, including potential liability under environmental and other laws and other unforeseen events, many of which are discussed elsewhere in the following risk factors. Any or all of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.

If we are unable to refinance $182.6 million in balloon payments on mortgage debt maturing through 2022, we may be forced to sell properties on disadvantageous terms.

As of December 31, 2019, we have balloon payments of $182.6 million on mortgage debt (including $108.0 million of mortgage debt on properties owned by unconsolidated joint ventures), due through 2022 (including $127.4 million due in 2022). The weighted average interest rate of this debt is 4.35%. Our operating cash flow and funds available under our credit facility will be insufficient to discharge this debt when due. Accordingly, we will seek to refinance this debt prior to maturity. Increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or our high level of leverage, may make it difficult for us to refinance this mortgage debt on terms as favorable as the current debt. If we are unsuccessful in refinancing such indebtedness, or if the terms are less favorable that the current debt, we may be forced to dispose of properties on disadvantageous terms or convey properties secured by such mortgages to the mortgagees, which would lower our income and the value of our portfolio.

Most of our multi-family properties are located in a limited number of markets, which makes us susceptible to adverse developments in such markets.
The operating performance of our multi-family properties is impacted by the economic, environmental and other conditions of the specific markets in which our properties are concentrated. Properties owned by consolidated joint ventures generated approximately 22%, 13%, 14% and 14% of our 2019 revenues from properties located in Georgia, Texas, Florida and Virginia, respectively, and properties owned by unconsolidated joint ventures generated 32%, 13%, 11% and 12% of our 2019 JV Rental Revenues at properties located in Texas, Georgia, South Carolina and Florida, respectively. Accordingly, adverse developments in such markets, including economic developments, pandemics, or natural or man-made disasters, could adversely impact the operations of these properties and therefore our operating results and cash flow. The concentration of our properties in a limited number of markets exposes us to risks of adverse developments which are greater than the risks of owning properties with a more geographically diverse portfolio.
Risks involved in conducting real estate activity through joint ventures.
We have in the past and intend in the future to continue to acquire properties through joint ventures with other persons or entities. Joint venture investments involve risks not otherwise present when acquiring real estate directly, including the possibility that:
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
•our joint venture partners obtain blanket property casualty and business interruption insurance insuring properties we own jointly and other properties in which we have no ownership interest and as a result, claims or losses with respect to properties owned by our joint venture partners but in which we have no interest could significantly reduce or eliminate the insurance available to properties in which we have an interest;
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

Table of Content
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
Joint venture partners have acted without our authorization (e.g., a partner modified a mortgage term without our consent). We also have had, and expect to continue to have, disagreements with joint venture partners over various issues including, among others, as to whether, and the extent to which, value add programs should be implemented at a property, whether a mortgage debt on a property should be refinanced and the terms and conditions of such refinancing, and, because our joint venture structure may incentivize our joint venture partner to sell the property sooner than we would otherwise desire, the timing and terms and conditions of property sales.
We own 15 multi-family properties with three joint venture partners or their affiliates and may be adversely effected if we are unable to maintain a satisfactory working relationship with any one or more of these joint venture partners.
Joint ventures that own six multi-family properties are owned with one joint venture partner or its affiliates, joint ventures that own six multi-family properties are owned with a second joint venture partner or its affiliates and joint ventures that own three multi-family properties are owned with a third joint venture partner or its affiliates. This concentration of ownership of properties with a limited number of joint venture partners exposes us to risks of adverse developments, and in particular, disputes or disagreements with such joint venture partners, which are greater than the risks of owning properties with a more diverse group of joint venture partners.
The failure of third party property management companies to properly manage our properties or obtain sufficient insurance coverage could adversely impact our results of operations.
We and our joint venture partners rely on property management companies to manage our properties. At December 31, 2019, approximately 25 properties are managed by a management company owned by or affiliated with a joint venture partner. These management companies are responsible for, among other things, leasing and marketing rental units, selecting tenants (including an evaluation of the creditworthiness of tenants), collecting rent, paying operating expenses, maintaining the property and obtaining insurance coverage for the properties they manage. If these property management companies do not perform their duties properly or we or our joint venture partners do not effectively supervise the activities of these managers, the occupancy rates and rental rates at the properties managed by such property managers may decline and the expenses at such properties may increase. At December 31, 2019, one property manager manages nine of our properties, a second property manager manages six of our properties, a third property manager manages six of our properties and six other property managers manage five or fewer properties. The loss of our property managers, and in particular, the managers that manage multiple properties, could result in a decrease in occupancy rates, rental rates or both or an increase in expenses. Further, property managers are also responsible for obtaining insurance coverage with respect to the properties they manage, which coverage is often obtained pursuant to blanket policies covering many properties in which we have no interest. Losses at properties managed by our property managers but in which we have no interest could reduce significantly the insurance coverage available at our properties managed by these property managers. It may be difficult to terminate a non-performing management company, particularly a management company owned or affiliated with a joint venture because such termination may require the approval of the mortgagee, our joint venture partner or both. If we are unable to terminate an underperforming property manager on a timely basis, our occupancy and rental rates may decrease and our expenses may increase.
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

Table of Content
We may incur impairment charges in 2020.
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
We may not have sufficient funds to make required or desired capital improvements.
Our multi-family properties face competition from newer and updated properties. At December 31, 2019 the weighted average age (based on the number of units) of our multi-family properties is approximately 19 years. To remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. At December 31, 2019, we have $9.7 million of restricted cash that can only be used for improvements at specific properties. The cost of future improvements and deferred maintenance is uncertain and the amounts earmarked for specific properties may be insufficient to effectuate needed improvements. Our results of operations and financial conditions may be adversely affected if we are required to expend significant funds (other than funds earmarked for such purposes) to repair or improve our properties.
Our transactions with affiliated entities involve conflicts of interest.
Entities affiliated with us and with certain of our executive officers provide services to us and on our behalf. These transactions may not be on terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities and persons. Among other things, we retain certain executive officers and others to provide the Services. The aggregate fees to be paid for the Services in 2020, and paid in 2019 and 2018, are $1.4 million, $1.3 million and $1.3 million, respectively. We obtain certain executive, administrative, legal, accounting and clerical personnel and the use of certain facilities pursuant to the shared services agreement. During 2019 and 2018, we reimbursed Gould Investors $575,000 and $530,000, respectively, for the personnel and facilities provided pursuant to the shared services agreement. We also obtain certain insurance in conjunction with Gould Investors and reimbursed Gould Investors $40,000 and $38,000, in 2019 and 2018, respectively, for our share of the insurance cost.
Senior management and other key personnel are critical to our business and our future success may depend on our ability to retain them.
We depend on the services of Jeffrey A. Gould, our president and chief executive officer, and other members of senior management to carry out our business and investment strategies. Although Jeffrey A. Gould devotes substantially all of his business time to our affairs, he devotes a limited amount of his business time to entities affiliated with us. In addition to Jeffrey A. Gould, only three other senior executive officers, Mitchell Gould, our executive vice president, Ryan Baltimore, senior vice president-corporate strategy and finance, and George Zweier, vice president and chief financial officer, devote all or substantially all of their business time to us. Many of our executives (i) provide Services (see Item 1. "Business-Our Structure") to us and (ii) provide their services on a part-time basis pursuant to the shared services agreement. We rely on part-time executive officers to provide certain services to us, including legal and certain accounting services, since we do not employ full-time executive officers to handle all of these services. If the shared services agreement is terminated or the executives performing Services are unwilling to continue to do so, we will have to obtain such services from other sources or hire employees to perform them. We may not be able to replace these services or hire such employees in a timely manner or on terms, including cost and level of expertise, that are equivalent to or better than those we receive pursuant to the Services and the shared services agreement.
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

Table of Content
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
Our ability to acquire additional multi-family properties, develop new properties and improve the properties in our portfolio is limited by the funds available to us and our ability to obtain, on acceptable terms, equity contributions from joint venture partners and mortgage debt from lenders. At December 31, 2019, we had $22.7 million of cash and cash equivalents and $9.7 million designated as restricted cash for improvements at 19 multi-family properties. Our multi-family acquisition and value-add activities are constrained by funds available to us which will limit growth in our revenues and operating results.
Our operating results are significantly influenced by demand for multi-family properties generally, and a decrease in such demand will likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.
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

In many cases, we seek to acquire properties at which we believe our investment of additional capital to enhance such properties will result in increased rental rates and higher resale value. These efforts involves greater risks than more conservative investment strategies. The risks related to these value-add activities include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, the additional capital needed to execute our value-add program, the possibility that these value-add activities may not result in the anticipated higher rents and occupancy rates and the loss of revenue while these properties or units are undergoing capital improvements. We may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of our value-add multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.

We face risks related to an epidemic, pandemic or other health crisis, such as the recent outbreak of the novel coronavirus (COVID-19), which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
We face risks related to epidemics, pandemics or other health crisis, including the risks presented by the outbreak of the novel coronavirus or COVID-19, which has spread and may continue to spread, to markets in which we operate. This pandemic, either by itself or coupled with the resulting economic hardships, is, among other things, adversely affecting the ability of our tenants to pay rent (and without a corresponding decrease in the expenses we incur in maintaining our properties) due to furloughs and layoffs and may adversely affect our ability to (i) maintain our properties (due to the inability or unwillingness of on-site property personnel to make repairs at a property), and (ii) to pay dividends and/or the debt service on our mortgages. We expect that the pandemic will require us to incur additional real estate operating expenses to maintain our properties and promote the health and safety of our residents, result in reduced revenues due to rent accommodations offered to current or prospective tenants, limit our ability to market our properties to prospective tenants, and delay efforts to implement value add programs and acquire or dispose of properties. Further, we anticipate that we may be unable to collect an aggregate of approximately $300,000 of commercial rental revenue for the three months ending June 30, 2020. The governmental response to the pandemic has resulted in legislation further regulating our relationships with our tenants, including limitations on our ability to exercise various remedies with respect to tenants that do not pay rent or other charges and may result in legislation limiting the rents we can charge. The ultimate extent of the impact of the pandemic on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, the severity of, and the actions taken to control, the pandemic, and the short-term and long-term economic impact thereof (including the effect on employment levels in the markets in which we own and operate properties).

Table of Content
The phasing out of LIBOR after 2021 may adversely affect our cash flow and financial results.

At December 31, 2019, we have (i) $37.4 million in principal amount of junior subordinated notes with an interest rate which resets quarterly and is based on three-month LIBOR plus 200 basis points and (ii) $114.2 million of variable rate mortgage debt (including $113.0 million at our unconsolidated joint ventures) which resets monthly and is generally based on one-month LIBOR rate plus a negotiated spread (collectively, the “LIBOR Debt”). Our exposure to fluctuating interest payments on the junior subordinated notes is unhedged and $26.9 million of variable rate mortgage debt is hedged by interest rate swaps. The swaps effectively fix our interest payments under the related debt. At December 31, 2019, we have two interest swaps (one at a consolidated joint venture and the other at an unconsolidated joint venture) with separate counterparties in aggregate notional amount of $ 26.9 million. The authority regulating LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is possible that LIBOR will become unavailable at an earlier date. All of the LIBOR Debt matures after 2021. Accordingly, there is uncertainty as to how the interest rate on the LIBOR Debt and the related swaps, if any, will be determined when LIBOR is unavailable. Though the LIBOR Debt and, as applicable, the related swaps, provide for alternative methods of calculating the interest rate if LIBOR is unavailable, such alternative rates may be unavailable (or the alternative rate provide for in the LIBOR Debt may be inconsistent with the alternative rate provided for by the related swap, if any), in which case we may have to negotiate an alternative rate with the counterparties to the LIBOR Debt and, as applicable, the related swaps – we can provide no assurance that we and our counterparties will be able to agree to alternative rates. Even if alternative rates are available, the swaps may not effectively hedge our interest payment obligation under the variable rate mortgage debt and may result in fluctuating interest payments. Our cash flow and financial results may be adversely affected if we are unable to arrange a mutually satisfactory alternative rate to LIBOR for our LIBOR Debt. Further, the absence of LIBOR or a generally acceptable alternative thereto may make it more challenging to hedge our interest rate exposure on variable rate debt that we may incur in the future which in turn may make it more difficult to acquire properties.
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

Table of Content
If we are unable to address effectively these and other risks associated with development projects, our financial condition and results of operations may be adversely effected.

If we do not continue to pay cash dividends, the price of our common stock may decline.
REIT's are generally required to distribute annually at least 90% of their ordinary taxable income to maintain our REIT status under the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, which we refer to as the Code. Because we continue to generate operating losses primarily due to the impact of depreciation, we are not currently required, and may not be required in the future, to pay dividends to maintain our REIT status. Accordingly, we cannot assure you that we will pay dividends in the future. If we do not continue to pay cash dividends, the price of our common stock may decline.
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
Because real estate investments are illiquid, we may not be able to reconfigure our portfolio on a timely basis.
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

Table of Content
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

Table of Content
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

We, our joint venture partners and the property managers managing our properties, collect and retain, through information technology systems, financial, personal and other sensitive information provided by third parties, including tenants, vendors and employees. Such persons also rely on information technology systems for the collection and distribution of funds. Our information technology systems have been breached though none of our properties nor tenants have suffered any damages therefrom. There can be no assurance that we, our joint venture partners or property managers will be able to prevent unauthorized access to sensitive information or the unauthorized distribution of funds. Any loss of this information or unauthorized distribution of funds as a result of a breach of information technology systems may result in loss of funds to which we are entitled, legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

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

The stock market is volatile, and fluctuations in our operating results, removal from various indices and other factors could cause our stock price to decline.
The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as pandemics, recessions, loss of investor confidence, interest rate changes, government shutdowns, or trade wars, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein.
Although our common stock is quoted on the New York Stock Exchange, the volume of trades on any given day has been limited historically, as a result of which stockholders might not have been able to sell or purchase our common stock at the volume, price or time desired. In June 2018, our common stock was added to the Russell 3000® Index. This may have favorably impacted the price, trading volume, and liquidity of our common stock, in part, because holders attempting to track the composition of that index may have been required to buy our common stock, which could cause a material increase in the price at which our common stock trades. If our common stock is removed from the Russell 3000® Index in the future, because it does not meet the criteria for continued inclusion in such index, index funds, institutional investors, or other holders attempting to track the composition of that index may be required to sell our common stock, which would adversely impact the price and frequency at which it trades.

Certain provisions of our Articles of Incorporation, our Bylaws and Maryland law may inhibit a change in control that stockholders consider favorable and could also limit the market price of our common stock

Certain provisions of our Articles of Incorporation (the "Charter"), our Bylaws and Maryland law may impede, or prevent, a third party from acquiring control of us without the approval of our board of directors. These provisions:

•provide for a staggered board of directors consisting of three classes, with one class of directors being elected each year and each class being elected for three-year terms and until their successors are duly elected and qualify;

Table of Content
•impose restrictions on ownership and transfer of our stock (such provisions being intended to, among other purposes, facilitate our compliance with certain requirements under the Internal Revenue Code of 1986, as amended (the "Code"), relating to our qualification as a REIT under the Code);

•prevent our stockholders from amending the Bylaws;

•limit who may call special meetings of stockholders;

•establish advance notice and informational requirements and time limitations on any director nomination or proposal that a stockholder wishes to make at a meeting of stockholders;

•provide that directors may be removed only for cause and only by the vote of at least two-thirds of all votes generally entitled to be cast in the election of directors;

•do not permit cumulative voting in the election of our board of directors, which would otherwise permit holders of less than a majority of outstanding shares to elect one or more directors; and

•authorize our board of directors, without stockholder approval, to amend the Charter to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may impede a third party from making a proposal to acquire us or inhibit a change of control under circumstances that otherwise could be in the best interest of holders of shares of our common stock, including:

•“business combination” provisions that, subject to certain exceptions and limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of BRT who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose two super-majority stockholder voting requirements on these combinations;

•“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” of BRT (defined as voting shares which, when aggregated with other shares controlled by the stockholder, entitle the holder to exercise voting power in the election of directors within one of three increasing ranges) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to the control shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares; and

•additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in the Charter or the Bylaws, to implement certain corporate governance provisions.

We have (1) exempted all business combinations between us and any other person, provided that each such business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such other person), from the Maryland Business Combination Act and (2) opted out of the Maryland Control Share Acquisition Act.

Table of Content
Ownership of less than 6.0% of our outstanding shares or less than 6.0% of the aggregate outstanding shares of all classes and series of our stock could violate the restrictions on ownership and transfer in our Charter, which would result in the transfer of the shares owned or acquired in violation of such restrictions to a trust for the benefit of a charitable beneficiary and loss of the right to receive dividends and other distributions on, and the economic benefit of any appreciation of, such shares, and you may not have sufficient information to determine at any particular time whether an acquisition of our shares will result in the loss of the economic benefit of such shares.

In order for us to qualify as a real estate investment trust under the Code, no more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly or through application of certain attribution rules, by five or fewer “individuals” (as defined in the Code) at any time during the last half of a taxable year. To facilitate our qualification as a REIT under the Code, among other purposes, the Charter generally prohibits any person from actually or constructively owning more than 6.0%, in value or number of shares, whichever is more restrictive, of our outstanding shares of common stock, or more than 6.0% in value of the aggregate outstanding shares of all classes and series of our stock, which we refer to as the “ownership limits,” unless our board of directors exempts the person from such ownership limit. In addition, the Charter prohibits any person from beneficially or constructively owning shares of our stock that would result in more than 50% of the value of the outstanding shares of our stock to be beneficially owned by five or fewer individuals, regardless of whether such ownership is during the last half of any taxable year, which we refer to as the “Five or Fewer Limit.” Shares owned or acquired in violation of either of these restrictions will be transferred automatically to a trust for the benefit of a charitable beneficiary selected by us. The person that owned or acquired our stock in violation of the restrictions in the Charter will not be entitled to any dividends or distributions paid after the date of the transfer to the trust and, upon a sale of such shares by the trust, will generally be entitled to receive only the lesser of the market value on the date of the event that resulted in the transfer to the trust or the net proceeds of the sale by the trust to a person who could own the shares without violating the ownership limits. For more information about the restrictions on ownership and transfer of our stock and the rights of stockholders whose shares of our stock have been transferred to the charitable trust, see “Description of Stock - Restrictions on Ownership and Transfer.”

Our board of directors has exempted Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould from the ownership limits and has not established a limitation on ownership for such persons. Based on information supplied to us, as of December 31, 2019, Gould Investors owns approximately 18.8% of the outstanding shares of common stock and, by virtue of the applicable attribution rules under the Code, one individual currently beneficially owns 21.7% of outstanding shares of common stock. As a result, the acquisition by each of four other individuals of 6.0% of our outstanding common stock, when combined with the ownership of our common stock of Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould, generally would not result in a violation of the Five or Fewer Limit.

However, there is no limitation on Gould Investors, Fredric H. Gould, Matthew J. Gould, Jeffrey A. Gould acquiring additional shares of our common stock or otherwise increasing their percentage of ownership of our common stock, meaning that the amount of our stock that other persons or entities may acquire without violating the Five or Fewer Limit could be reduced in the future and without notice. To the extent that Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould, or their affiliates, acquire additional shares or our stock, or any other event occurs (including a repurchase of shares of our stock), that results in an individual beneficially or constructively owning 26.0% or more of the outstanding shares of our stock within the meaning of the Charter, the acquisition by four other individuals of 6.0% or less of our outstanding stock would violate the Five or Fewer Limit and, therefore, could cause the stock acquired by one or more of these other individuals to be transferred to the charitable trust, despite their compliance with the 6.0% ownership limits. If any of the foregoing occurs, compliance with the 6.0% ownership limit will not ensure that your ownership of our stock does not cause a violation of the Five or Fewer Limit or that your shares of our stock are not transferred to the charitable trust.

Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould will be required by the Exchange Act and regulations promulgated thereunder to report, with certain exceptions, their acquisition of additional shares of our stock within two days of such acquisitions, and all holders of our stock will be required to file reports of their acquisition of beneficial ownership (as defined in the Exchange Act) of more than 5% of our outstanding stock. However, beneficial ownership for purposes of the of reporting requirements under the Exchange Act is calculated differently than beneficial ownership for purposes of determining compliance with the Five or Fewer Limit. Further, to the extent that any one or more of Gould Investors, Fredric H. Gould, Matthew J. Gould or Jeffrey A. Gould acquires 30% or more of our outstanding stock, ownership of five percent or less of our outstanding stock could still result in a violation of the Five or Fewer Limit and, therefore, cause newly-acquired stock in our company to be transferred to the charitable trust. As a result, you may not have enough information currently available to you at any time to determine the percentage of ownership of our stock that you can acquire without violating the Five or Fewer Limit and losing the economic benefit of the ownership of such newly-acquired shares.

Table of Content
A material weakness in our internal control over financial reporting was identified and additional material weaknesses in internal controls or significant deficiencies may be identified in in the future.

We are required by law to engage in an ongoing review of our disclosure controls and procedures and internal control over financial reporting. Our review resulted in the identification of a material weakness in the internal control over financial reporting described below. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We concluded that our internal controls surrounding the supervision and review of management’s analyses over the accounting for consolidated entities were ineffective as of December 31, 2016 and with respect to the Previously Consolidated Ventures, consolidation of the accounts and operations of the Previously Consolidated Ventures into our consolidated financial statements (as we had done in the Previously Reported Information) was inconsistent with the requirements of the Consolidation Standard. Accordingly, we de-consolidated the financial position and results of operations of the Previously Consolidated Ventures in the financial statements included in this Annual Report. While we plan to take action to address this material weakness, we cannot provide any assurance that such measures, or any other measures we take, will be effective. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Our executive office is located at 60 Cutter Mill Road, Suite 303, Great Neck, New York. We believe that such facilities are satisfactory for our current and projected needs.
See "Item 1—Business" for additional information responsive to the information called for by this item.
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
PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information; Holders
Our shares of common stock are listed on the New York Stock Exchange, or the NYSE, under the symbol "BRT." As of February 28, 2020, there were approximately 801 holders of record of our common stock.
Issuer Purchases of Equity Securities

As of October 1, 2019, our Board of Directors authorized us to repurchase up to $5.0 million of shares of our common stock through September 30, 2021. During the quarter ended December 31, 2019, we did not repurchase any shares of common

Table of Content
stock. From January 1, 2020 through April 30, 2020, we repurchased 39,093 shares at an average price of $15.76 and an aggregate purchase price of $ 616,000.
Equity Compensation Plan Information
As of December 31, 2019, the only equity compensation plan under which equity compensation may be awarded is our 2018 Incentive Plan, which was approved by our stockholders in March 2018. This plan permits us to grant stock options, restricted stock, restricted stock units ("RSUs") and performance based awards to our employees, officers, directors, consultants and other eligible participants. The table below provides information as of December 31, 2019 with respect to our shares of common stock that may be issued upon exercise of outstanding options, warrants and rights. (See note 10 of our consolidated financial statements for further information about our equity compensation plans).

	Number of securities to be issued upon exercise (or vesting) of outstanding options, restricted stock units, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available-for future issuance under equity compensation plans—excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	450,000	(1)	—	298,904	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	450,000		—	298,904

_______________________________________________________________________________
1.Represents 450,000 shares of common stock underlying RSUs granted pursuant to our 2016 Amended and Restated Incentive Plan (the "2016 Plan"). Such units vest in 2021 subject to the satisfaction of time, market and performance based vesting conditions. There is no exercise price associated with such units. No further awards may be granted under the 2016 Plan.
2.Represents the number of shares of common stock available for issuance pursuant to our 2018 Incentive Plan. Does not give effect to 158,299 shares of restricted stock granted January 14, 2020 pursuant to the 2018 Incentive Plan.

Item 6. Selected Financial Data

As we qualify as a smaller reporting company, a comparison of periods prior to December 31, 2018 is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, operation and development of multi-family properties. Generally, these properties are owned by unconsolidated joint ventures in which we contributed 65% to 80% of the equity. At December 31, 2019: (i) eight multi-family properties located in six states with an aggregate of 1,880 units and a carrying value of $159.4 million are wholly-owned by us; and (ii) we have ownership interests, through unconsolidated entities, in 30 multi-family properties located in nine states with an aggregate of 8,898 units (including 715 units at two properties currently in lease up), and the carrying value of our net equity investment therein is $177.0 million. Most of our properties are located in the Southeast United States and Texas.
The term "same store properties" refers to five multi-family properties that were owned for the entirety of the periods being presented.
Highlights of 2019

Table of Content
During 2019, we:
•through unconsolidated joint ventures, acquired interests in three multi-family properties with 840 units, for a purchase price of $109.5 million, including mortgage debt of $80.1 million and $37.2 million of equity - we contributed $27.2 million of the equity;
•sold two multi-family properties (i.e., Stonecrossing and Pathways, Houston, TX (the "2019 Sold Properties") with an aggregate of 384-units and a cooperative apartment unit, for a sales price of $34.0 million and a gain of $10.6 million - $894,000 of this gain was allocated to our joint venture partner - we incurred $1.4 million of mortgage prepayment charges in connection with these sales, of which $125,000 was allocated to our joint venture partners;
•through an unconsolidated joint venture, sold a multi-family property with an aggregate of 400 units for a sales price of $36.5 million and a gain, before a $1.6 million mortgage prepayment charge, of $16.9 million - BRT's share of this gain was $9.9 million and BRT's share of the prepayment penalty is $963,000 and is included in equity in earnings from sale of unconsolidated joint venture properties and equity in loss from unconsolidated joint ventures, respectively;
•entered into a $10 million credit facility;
•raised approximately $7.5 million of equity from the sale of 466,000 shares of our common stock;
•effected a 10% increase in our dividend rate and declared dividends of an aggregate of $0.84 per share; and
•bought out the interest of a joint venture partner in a multi-family property for an aggregate of $1.6 million - as a result, this property is wholly owned by us.
Recent Developments

Stock Issuances and Acquisitions

Subsequent to December 31, 2019, we:
•sold 694,298 shares of common stock (through April 30, 2020) for an aggregate sales price of $12.3 million before commissions and fees of $185,000; and
•through an unconsolidated joint venture, purchased a multi-family property in Wilmington, North Carolina with 264-units for a purchase price of $38.0 million, including assumed mortgage debt of $23.2 million and $17.1 million of equity - we contributed $13.7 million of the equity.
Non-Reliance on Previously Reported Information
On April 21, 2020 and May 15, 2020, we filed Current Reports on Form 8-K to the effect that investors should not rely upon the Previously Reported Information because we had included therein the accounts and operations of our Previously Consolidated Ventures in a manner inconsistent with the Consolidation Standard-the information regarding such joint ventures should have been presented in accordance with the equity method of accounting. Although the Previously Reported Information correctly (i) stated net income, funds from operations and adjusted funds from operations on an absolute and per share basis and (ii) stated or understated total BRT Apartments stockholders’ equity, the presentation of the accounts and operations of the Previously Consolidated Ventures in the consolidated financial statements included herein is significantly different than that presented in the Previously Reported Information. Specifically, the equity method of accounting for these Previously Consolidated Ventures results in significant reductions in our revenues, operating expenses, assets and liabilities from that presented in our Previously Reported Information. See notes 2 and 16 to our consolidated financial statements. Accordingly, this Annual Report contains our audited consolidated financial statements for the years ended December 31, 2019 and 2018, as well as restatements of the following previously filed consolidated financial statements: (i) our audited consolidated balance sheet as of December 31, 2018, and (ii) our unaudited consolidated financial statements for the quarter ended March 31, 2018 and all subsequent quarters through the quarter ended September 30, 2019. See notes 2 and 16 to our consolidated financial statements. We believe that the restated and other information provided herein will facilitate the ability of the reader of our financial statements to easily and fully understand the impact of the restatement. We estimate that during the six months ending June 30, 2020, we will incur approximately $700,000 to $1.0 million of expense in addressing the financial statement presentation of our joint ventures.
Challenges and Uncertainties Presented by COVID-19
We are facing challenges resulting from the outbreak of COVID-19 which has spread and may continue to spread, to markets in which we operate. While the pandemic did not have a material impact on our results of operations for the quarter

Table of Content
ended March 31, 2020, and through May 6, 2020, we collected 98% of April rent payments due from tenants at multi-family properties owned by consolidated and unconsolidated joint ventures (though this is not necessarily indicative of future rent collections), the pandemic, either by itself or coupled with the resulting economic hardships, is, among other things, adversely affecting the ability of our residents to pay rent due to furloughs or layoffs (and without a corresponding decrease in the expenses we incur in maintaining our properties), and may adversely affect our ability to maintain our properties (due to the inability or unwillingness of on-site property personnel to make repairs at a property) and (ii) to pay dividends and/or the debt service on our mortgages. We expect that the pandemic will require us to incur additional real estate operating expenses to maintain our properties and promote the health and safety of our residents, result in reduced revenues due to rent accommodations offered to current or prospective tenants, limit our ability to market our properties to prospective tenants, and delay efforts to implement value add programs and acquire or dispose of properties. Further, we anticipate that we may be unable to collect an aggregate of approximately $300,000 of commercial rental revenue and other income for the three months ending June 30, 2020. The governmental response to the pandemic has resulted in further legislation regulating our relationships with our tenants, including limitations on our ability to exercise various remedies with respect to tenants that do not pay rent or other charges and may result in legislation limiting the rents we can charge. The ultimate extent of the impact of the pandemic on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, the severity of, and the actions taken to control, the pandemic, and the short-term and long-term economic impact of the thereof (including the effect on employment levels in the markets in which we own and operate properties).

Years Ended December 31, 2019 and 2018
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2019	2018	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$27,009	$22,630	$4,379	19.4%
Other income	752	799	(47)	(5.9)%
Total revenues	$27,761	$23,429	$4,332	18.5%

Rental and other revenue from real estate properties.    The components of the increase include:
•$5.5 million due to the inclusion of revenues from three multi-family properties at which we bought out the interests of our joint venture partners in 2018 and 2019 and which are now wholly owned by us (the "Consolidating Acquisitions") - these properties were previously owned by unconsolidated joint ventures; and
•$845,000 from our same store properties due primarily to higher rental rates and to a lesser extent, higher occupancy and other rental revenues.
The increase was offset by the loss of rental and other revenue of $1.9 million from the sale of our 2019 Sold Properties.
Expenses
The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2019	2018	Increase (Decrease)	% Change
Real estate operating expenses	$12,332	$10,695	$1,637	15.3%
Interest expense	7,796	6,439	1,357	21.1%
General and administrative	10,091	9,383	708	7.5%
Depreciation	5,916	4,927	989	20.1%
Total expenses	$36,135	$31,444	$4,691	14.9%

Real estate operating expenses.   The increase is due primarily to $2.6 million from the Consolidating Acquisitions. The increase was offset by $1.0 million from the sale of our 2019 Sold Properties.

Table of Content
Interest expense.   The components of the increase include:
•$1.5 million from interest expense on mortgages at the Consolidating Acquisitions; and
•$334,000, of which $204,000 is due to the use of our credit facility and $127,000 is due to the increase in the interest rate on our floating rate junior subordinated debt. The interest rate on the junior subordinated debt increased from an average of 4.18% in 2018 to an average of 4.52% in 2019 due to the increase in the three-month LIBOR rate.
The increase was offset by a decrease of $366,000 from the sale of the 2019 Sold Properties.
General and administrative expense. The increase is due primarily to $493,000 increase in non-cash compensation expense due to the increase in the number, and higher fair value, of the shares of restricted stock granted in 2019 in comparison to the awards granted in 2014, and $117,000 increase in salaries and other benefits. See Note 10 to the consolidated financial statements.

Depreciation.   Approximately $1.5 million of the increase is due to the Consolidated Acquisitions; this was offset by a $489,000 decrease in the depreciation attributable to the sale of the 2019 Sold Properties.
Other revenue and expense items
Equity in (loss) of unconsolidated joint ventures. The loss in equity from unconsolidated joint ventures increased by $3.7 million, from $5.1 million to $8.8 million, due primarily to:
•increased losses of $ 2.0 million at our former development properties, Bells Bluff, West Nashville, TN and Sola Station, Columbia, SC (which are now in lease up), as a result of increased depreciation and interest expense. Interest on these properties was capitalized during the development period and depreciation commenced at varying stages as lease-up of the property commenced;

•a reduction in insurance recoveries of $3.9 million, primarily due to the inclusion in 2018 of a $3.9 million insurance recovery at the Cinco Ranch, Houston TX, property; and

•an increase in loss on extinguishment of debt of $1.4 million, primarily from the sale of a Waterside, Indianapolis, IN property.
These amounts were offset by:

•increased income of $3.2 million from the operations at many of our JV same store properties primarily due to increased rental revenue the result of increased rental rates and reduced depreciation; and

•an increase in net income of $400,000 due primarily to the net impact of acquisitions and dispositions.

Equity in earnings from sale of unconsolidated joint venture properties. In 2019, the Waterside - Indianapolis, IN property was sold and we recognized a gain of $ 9.9 million on the sale. In 2018, four properties were sold and we recognized gains of $37.9 million.
Gain on sale of real estate. During 2019, we sold the 2019 Sold Properties and one cooperative apartment unit for an aggregate sales price of $34.0 million-we recognized an aggregate gain of $10.6 million, of which $894,000 was allocated to the non-controlling partner. During 2018, we sold two cooperative apartment units for an aggregate sales price of $920,000 and recognized an aggregate gain of $861,000.
Loss on extinguishment of debt. In 2019, we incurred $1.4 million of mortgage prepayment charges in connection with the sale of the 2019 Sold Properties, of which $125,000 was allocated to the non-controlling partner.

Provision for taxes. The $268,000 net increase is primarily due to the inclusion, in 2018, of state tax refunds received in 2018 that related to prior tax years.

Comparison to Prior Years

As we are a smaller reporting company, such comparison is not required.

Funds from Operations; Adjusted Funds from Operations; Net Operating Income.

Table of Content
In view of our multi-family property activities, we disclose funds from operations ("FFO") ,adjusted funds from operations ("AFFO") and net operating income ("NOI") because we believe that such metrics are a widely recognized and appropriate measure of the performance of a multi-family REIT.
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

We compute AFFO by adjusting FFO for loss on extinguishment of debt, our straight-line rent accruals, restricted stock and RSU compensation expense, gain on insurance recovery, and deferred mortgage and debt costs (including our share of our unconsolidated joint ventures). Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO may vary from one REIT to another.
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

Table of Content
The table below provides a reconciliation of net income (loss) determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2019	2018
Net income attributable to common stockholders	$856	$25,495
Add: depreciation of properties	5,916	4,926
Add: our share of depreciation from unconsolidated joint venture properties	24,935	24,751
Deduct: our share of earnings from sale of unconsolidated joint venture properties	(9,932)	(37,869)
Deduct: gain on sales of real estate	(10,618)	(861)
Adjustment for non-controlling interests	853	(84)
Funds from operations	12,010	16,358
Adjust for: straight-line rent accruals	(40)	(40)
Add: loss on extinguishment of debt	1,387	—
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	1,236	457
Add: amortization of restricted stock and RSU expense	1,492	997
Add: amortization of deferred mortgage and debt costs	311	190
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	980	764
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	(630)	(4,609)
Adjustment for non-controlling interests	(119)	6
Adjusted funds from operations	$16,627	$14,123

The table below provides a reconciliation of net income (loss) per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2019	2018
Net income attributable to common stockholders	$0.05	$1.68
Add: depreciation of properties	0.37	0.32
Add: our share of depreciation from unconsolidated joint venture properties	1.54	1.64
Deduct: our share of earnings from sale of unconsolidated joint venture properties	(0.61)	(2.49)
Deduct: gain on sales of real estate	(0.66)	(0.06)
Adjustment for non-controlling interests	0.05	(0.01)
Funds from operations	0.74	1.08
Adjustment for: straight-line rent accruals	—	—
Add: loss on extinguishment of debt	0.09	—
Add: our share of loss on extinguishment of debt from unconsolidated joint ventures	0.08	0.03
Add: amortization of restricted stock and RSU expense	0.09	0.07
Add: amortization of deferred mortgage and debt costs	0.02	0.01
Add: our share of amortization of deferred mortgage and debt costs from unconsolidated ventures	0.06	0.05
Deduct: our share of gain on insurance recovery from unconsolidated joint ventures	(0.04)	(0.30)
Adjustment for non-controlling interests	(0.01)	—
Adjusted funds from operations	$1.03	$0.94

FFO decreased in 2019 from 2018 due primarily to the inclusion, in 2018, of our share of gains on insurance recoveries and the inclusion, in 2019, of our share of a mortgage prepayment charge. The decrease was offset by the (i) increase in rental income, net of real estate operating expenses and interest expense, from properties owned by consolidated joint ventures, (ii)

Table of Content
the increase in equity in income from properties owned by unconsolidated joint ventures and (iii) net impact of acquisitions and dispositions in 2019 and 2018. See "- Years Ended December 31, 2019 and 2018".

AFFO increased in 2019 from 2018 due to the increase in rental income net of real estate operating expenses and interest expense from our owned properties and our joint venture properties, and the net impact of acquisitions and dispositions in 2019 and 2018. See " - Years Ended December 31, 2019 and 2018".

NOI is a non-GAAP measure of performance. NOI is used by our management and many investors to evaluate and compare the performance of our properties to other comparable properties, to determine trends at our properties and to determine the estimated fair value of our properties. The usefulness of NOI may be limited in that it does not take into among other things, general and administrative expense, interest expense, loss on extinguishment of debt, casualty losses, insurance recoveries and gains or losses as determined by GAAP. NOI is a property specific performance metric and does not measure our performance as a whole.
We compute NOI by adjusting net income (loss) to (a) add back (1) depreciation expense, (2) general and administrative expenses, (3) interest expense, (4) loss on extinguishment of debt, (5) equity in loss of unconsolidated joint ventures, (6) provision for taxes, (7) the impact of non-controlling interests, and (b) deduct (1) other income, (2) gain on sale of real estate, and (3) gain on insurance recoveries related to casualty loss. Other REIT’s may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REIT’s. We believe NOI provides an operating perspective not immediately apparent from GAAP operating income or net income (loss). NOI is one of the measures we use to evaluate our performance because it (i) measures the core operations of property performance by excluding corporate level expenses and other items unrelated to property operating performance and (ii) captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI for the periods presented (dollars in thousands):

	For the year ended December 31,
	2019	2018
GAAP Net income attributable to common stockholders	$856	$25,495
Less: Other Income	(752)	(799)
Add: Interest expense	7,796	6,439
General and administrative	10,091	9,383
Depreciation	5,916	4,927
Provision for taxes	270	2
Less: Gain on sale of real estate	(10,618)	(861)
Add: Loss on extinguishment of debt	1,387	—
Equity in loss of unconsolidated joint venture properties	8,826	5,088
Less: Equity in earnings from sale of unconsolidated joint venture properties	(9,932)	(37,869)
Add: Net income attributable to non-controlling interests	837	130
Net Operating Income	$14,677	$11,935

Less: Non same store
Revenues	(11,048)	(7,544)
Operating Expenses	5,378	3,904
Same store Net Operating Income	$9,007	$8,295
NOI increased $2.7 million, primarily due to the Consolidating Acquisitions offset by a $900,000 decrease due to the sale of the 2019 Sold Properties. Same store NOI increased $712,000 primarily due to increased rental rates and, to a lesser extent, other revenues and higher occupancy rates, offset by a $163,000 increase in operating expenses. See " - Years Ended December 31, 2019 and 2018"

Table of Content

Disclosure of Contractual Obligations
The following table sets forth as of December 31, 2019 our known contractual obligations:

	Payment Due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations (1)	$48,011	$275,848	$116,151	$835,522	$1,275,532
Operating Lease Obligations	242	456	418	3,874	4,990
Purchase Obligations (2)(3)	7,228	14,456	14,456	—	36,140
Total	$55,481	$290,760	$131,025	$839,396	$1,316,662
_________________________
(1) Reflects payments of principal (including amortization payments) and interest and excludes deferred costs. Assumes that the interest rate on the junior subordinated notes will be 3.94% per annum. Includes the debt of unconsolidated joint ventures. See the following table for information regarding same.
(2) Assumes that $872,000 will be paid annually for the next five years pursuant to the shared services agreement and $1.4 million will be paid annually through December 31, 2020 for the Services. See "Item 1. Business—Our Structure."
(3) Assumes that approximately $5.0 million of property management fees will be paid annually to the property managers of our multi-family properties, including $4.2 million related to unconsolidated joint ventures. Such sum reflects the amount we anticipate paying in 2020 on the multi-family properties we own at December 31, 2019. These fees are typically charges based on a percentage of rental revenues from a property. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable.

The following table sets forth as of December 31, 2019 information regarding the components of our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Mortgages on consolidated multi-family properties (1)	$8,501	$87,259	$6,590	$54,427	$156,777
Mortgages on unconsolidated multi-family properties (1)	37,846	184,544	106,617	727,014	1,056,021
Junior subordinated notes (2)	1,472	2,944	2,944	54,081	61,441
Other	192	1,101	—	—	1,293
Total	$48,011	$275,848	$116,151	$835,522	$1,275,532
___________________________
(1) Includes payments of principal (including amortization payments) and interest and excludes deferred costs.
(2) Assumes that the interest rate on the junior subordinated notes will be 3.94% per annum.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire properties, make capital improvements, fund capital contributions and pay dividends. In 2019, our primary sources of capital and liquidity were the operations of our multi-family properties (including distributions of $28.1 million from our unconsolidated joint ventures, which includes $12.2 from our share of the proceeds from the sale of a property), $7.5 million from the sale of our common stock through our at-the-market equity offering program, borrowings from our $10 million credit facility and our available cash (including restricted cash). Our unconsolidated joint ventures also benefited from the receipt of $80.1 million of acquisition mortgage debt in connection with the acquisition of three multi-family properties for an aggregate purchase price of $109.5 million and for which we contributed equity of $27.2 million. At December 31, 2019 and April 30, 2020, our available cash and cash equivalents is approximately $22.7 million and $12.8 million, respectively, excluding any funds held at our unconsolidated joint ventures.

We anticipate that through 2022, our operating expenses, $135.9 million of mortgage amortization and interest expense and $183.5 million of balloon payments (including $113.6 million and $108.0 million, respectively, from unconsolidated joint ventures) due with respect to mortgages maturing from 2020 to 2022, estimated cash dividend payments of at least $42.6 million (assuming (i) the current quarterly dividend rate of $0.22 per share and (ii) 17.2 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), mortgage refinancing, sales of properties, our credit facility and the issuance of additional equity. Our operating cash flow and available cash is

Table of Content
insufficient to fully fund the $183.5 million of balloon payments, and if we are unable to refinance such debt, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

Capital improvements at (i) 19 multi-family properties will be funded by approximately $9.7 million of restricted cash available at December 31, 2019 and (ii) other properties will be funded from the operations of such properties.

Our ability to acquire additional multi-family properties (including our acquisitions of our partner's interests in properties owned by joint ventures) is limited by our available cash and our ability to (i) draw on our credit facility (ii) obtain, on acceptable terms, equity contributions from joint venture partners and mortgage debt from lenders and (iii) raise capital from the sale of our common stock. Further, if and to the extent we generate ordinary taxable income, we will be required to make distributions to stockholders to maintain our REIT status and as a result, will be limited in our ability to use gains, if any, from property sales, as a source of funds for operating expenses, debt service and property acquisitions.

Corporate Level Financing Arrangements

Junior Subordinated Notes
As of December 31, 2019 $37.4 million (excluding deferred costs of $337,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. At December 31, 2019 and 2018, the interest rate on these notes was 3.94% and 4.52%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), as amended, allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $10 million. The facility is available for the (i) acquisition of, and investment in, multi-family properties, and (ii) working capital (including divided payments) and operating expenses, is secured by certain cash accounts maintained by us at VNB, matures April 2021 and bears an annual interest rate, which resets daily, of 50 basis points over the prime rate, with a floor of 5%. At December 31, 2019, the annual interest rate on the facility was 5.25%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility. We are required to maintain substantially all our bank accounts at VNB.
The facility includes restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the facility) used in calculating the borrowing base, the minimum number of wholly-owned properties and the minimum number of properties used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly owned properties are generally required to be used to repay amounts outstanding under the facility. We are in compliance in all material respects with the requirements of the facility.

Off Balance Sheet Arrangements

Though we are not a party to any off-balance sheet arrangements (as such term is defined in Item 303(a)(4) of Regulation S-K), we present the following information as we believe it could be meaningful to investors. We are joint venture partners in approximately 29 unconsolidated joint ventures which own multi-family properties. The distributions from the properties owned by these joint ventures ($28.1 million in 2019) are a material source of our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At December 31, 2019, these joint venture properties have a net equity carrying value of $177.0 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $809.1 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. These joint venture arrangements have been, and we anticipate that they will continue to be, material to our liquidity and capital resource position. See note 7 to our consolidated financial statements.
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

Table of Content
our management; as a result they are subject to a degree of uncertainty. These significant accounting policies include the following:
Equity method investments
We report our investments in unconsolidated entities, over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. Under this method of accounting, our pro rata share of the applicable entity's earnings or losses is included in our consolidated statements of operations. We initially record our investments based on either the carrying value for properties contributed or the cash invested.
We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. We did not record any impairments related to our equity-method investments for the years ended December 31, 2019 and 2018.
Carrying Value of Real Estate Portfolio
We conduct a quarterly review of each real estate asset owned by us and through our joint ventures. This review is conducted in order to determine if indicators of impairment are present on the real estate.
In reviewing the value of the real estate assets owned, whether by us or our joint ventures, if there is an indicator of impairment and the carrying value of the real estate asset is determined to be unrecoverable, we seek to arrive at the fair value of each real estate asset by using one or more valuation techniques, such as comparable sales, discounted cash flow analysis or replacement cost analysis. A real estate asset is considered to be unrecoverable when an analysis suggests that the undiscounted cash flows to be generated by the property will be insufficient to recover our investment. Any impairment taken with respect to our real estate assets reduces our net income, assets and stockholders' equity to the extent of the amount of the allowance, but it will not affect our cash flow until such time as the property is sold. No such charges were taken in the past two years.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Our junior subordinated notes bear interest at the rate of three-month LIBOR plus 200 basis points. A 100 basis point increase in the rate would result in an increase in interest expense in 2020 of $374,000 and a 100 basis point decrease in the rate would result in a $374,000 decrease in interest expense in 2020.

As of December 31, 2019, we had one interest rate swap. The fair value of the interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At December 31, 2019, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap would have increased by $21,000. If there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap would decrease by $21,000. These changes would not have any material impact on our net income or cash.

Table of Content
Item 8.    Financial Statements and Supplementary Data.
The information required by this item appears in a separate section of this Report following Part IV.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2019, were not effective due to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control Over Financial Reporting”.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, it was concluded that, as of December 31, 2019, our internal control over financial reporting was not effective based on these criteria. In connection with the preparation of our audited consolidated financial statements for the year ended December 31, 2019, a material weakness in our internal control over financial reporting was identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Table of Content

Although management believed that our internal control over financial reporting was effective at the time each such statement was made with respect thereto in our periodic reports, in light of the restatement, management has concluded that (i) our internal controls surrounding the supervision and review of management’s analyses over the accounting for our Previously Consolidated Ventures were ineffective as of December 31, 2016, (ii) that with respect to the Previously Consolidated Ventures, consolidation of the accounts and operations of these joint ventures into our consolidated financial statements (as we had done in the Previously Reported Information) was not consistent with the Consolidation Standard, and (iii)the Previously Consolidated Ventures should be presented under the equity method of accounting rather than being consolidated. Accordingly, we have de-consolidated the accounts and operations of the Previously Consolidated Ventures in our consolidated financial statements included herein.

The material weakness impacts our consolidated balance sheets, the consolidated statements of operations, the consolidated statements of operations and the statement of cash flows. See "Explanatory Note" for information regarding the restated financial information presented in this Annual Report. The material weakness described above does not affect our presentation of net income, FFO and AFFO in the Previously Reported Information. In addition, the change in the form of presentation required by the restatement does not impact our cash flow, capital resources, liquidity, ability to pay dividends or multi-family operations.
Our independent auditors, BDO USA, LLP, have issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page F-3 of this Annual Report.

Item 9B.    Other Information.
During the first quarter of 2020, our board of directors or committees thereof:
•adopted, subject to stockholder approval, the 2020 Incentive Plan-this plan permits us to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards; and
•approved the payment of the following fees to these related parties for the performance of Services in 2020: Israel Rosenzweig, $60,800; Fredric H. Gould, $210,000; Matthew J. Gould, $243,100; David W. Kalish, $231,524; Mark H. Lundy, $110,250; Isaac Kalish, $273,525; and Steven Rosenzweig, $268,700.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for information regarding other developments in the first quarter of 2020.

Table of Content
PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Apart from certain information concerning our executive officers which is set forth below in Part I of this report, the other information required by Item 10 will either be incorporated herein by reference to the applicable information to be in the proxy statement to be filed by (i) for our 2020 Annual Meeting of Stockholders or (ii) an amendment to our Annual Report, in each case by the due date prescribed by SEC rules and orders.

Item 11.    Executive Compensation.
The information concerning our executive compensation required by Item 11 is incorporated herein by reference to (i) in the proxy statement to be filed with respect to our 2020 Annual Meeting of Stockholders or (ii) an amendment to our Annual Report, in each case by the due date prescribed by SEC rules and orders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by Item 12 is incorporated herein by reference to (i) in the proxy statement to be filed with respect to our 2020 Annual Meeting of Stockholders or (ii) an amendment to our Annual Report, in each case by the due date prescribed by SEC rules and orders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information concerning relationships and certain transactions required by Item 13 is incorporated herein by reference to (i) in the proxy statement to be filed with respect to our 2020 Annual Meeting of Stockholders or (ii) an amendment to our Annual Report, in each case by the due date prescribed by SEC rules and orders.

Item 14.    Principal Accounting Fees and Services.
The information concerning our principal accounting fees required by Item 14 is incorporated herein by reference to (i) the proxy statement to be filed with respect to our 2020 Annual Meeting of Stockholders or (ii) an amendment to our Annual Report, in each case by the due date prescribed by SEC rules and orders.

Table of Content
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

Table of Content

Exhibit No.		Title of Exhibits

2.1		Plan of Conversion dated December 8, 2016 (incorporated by reference to Annex B of Amendment No. 1 to our Registration Statement on Form S-4 filed January 12, 2017 (the "S-4 Registration") (Reg. No. 333-215221).

3.1		Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 20, 2017).

3.2		By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed March 20, 2017).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 18, 2011).

4.2		Description of securities registered under Section 12 of the Exchange Act

10.1	*	Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., us, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10.2 to our Form 10-K filed December 11, 2008).

10.2	*	Form of Indemnification Agreement between the Registrant on the one hand, and its executive officers and directors, on the other hand (incorporated by reference to Exhibit 10.5 to our Annual Report of Form 10-K filed December 14, 2017).

10.3	*	Form of Restricted Shares Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the period ended December 31, 2013).

10.4	*	2012 Incentive Plan (incorporated by reference to exhibit 99.1 to our Registration Statement on Form S-8 filed on June 11, 2012 (File No. 333-182044)).

10.5	*	Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.6		Membership Interest Purchase Agreement dated as of February 23, 2016 entered into between TRB Newark Assemblage, LLC ("TRB") and TRB Newark TRS, LLC ("TRB REIT" and together with TRB, collectively, the "Seller") and RBH Partners III, LLC, and joined by RBH-TRB Newark Holdings, LLC and GS-RBH Newark Holdings, LLC (incorporated by reference to exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016).

10.7	*	Form of Performance Awards Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 10, 2016).

10.8	*	Form of Restricted Shares Agreement for the Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-4/A filed with the SEC on January 12, 2017 (File No 333-215221)).

10.9	*	2018 Incentive Plan (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2018).

Table of Content

Exhibit No.		Title of Exhibits
10.10	*	Form of Restricted Shares Agreement for the 2018 Incentive Plan (incorporated by reference Exhibit 10.10 to our Annual Report on Form 10-K filed December 10, 2018).
10.11		Loan Agreement (the "Loan Agreement") among us and VNB New York, LLC, dated April 18, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed May 9, 2019).
10.12		Amendment to the Loan Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed May 9, 2019).

10.13		Second Amendment dated January 31, 2020 to the Loan Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 14, 2020
21.1		Subsidiaries of the Registrant.

23.1		Consent of BDO USA, LLP.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act").

31.2		Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.3		Certification of Chief Financial Officer pursuant to Section 302 of the Act.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Act.

32.2		Certification of Senior Vice President—Finance pursuant to Section 906 of the Act.

32.3		Certification of Chief Financial Officer pursuant to Section 906 of the Act.

101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.
Date:	May 15, 2020	By:	/s/ JEFFREY A. GOULD
Jeffrey A. Gould Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ISRAEL ROSENZWEIG	Chairman of the Board	May 15, 2020
Israel Rosenzweig

/s/ JEFFREY A. GOULD	Chief Executive Officer, President and Director (Principal Executive Officer)	May 15, 2020
Jeffrey A. Gould

/s/ ALAN GINSBURG	Director	May 15, 2020
Alan Ginsburg

/s/ FREDRIC H. GOULD	Director	May 15, 2020
Fredric H. Gould

/s/ MATTHEW J. GOULD	Director	May 15, 2020
Matthew J. Gould

/s/ LOUIS C. GRASSI	Director	May 15, 2020
Louis C. Grassi

/s/ GARY HURAND	Director	May 15, 2020
Gary Hurand

/s/ JEFFREY RUBIN	Director	May 15, 2020
Jeffrey Rubin

/s/ JONATHAN SIMON	Director	May 15, 2020
Jonathan Simon

/s/ ELIE WEISS	Director	May 15, 2020
Elie Weiss

/s/ GEORGE E. ZWEIER	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	May 15, 2020
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
Great Neck, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BRT Apartments Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 15, 2020, expressed an adverse opinion thereon.

Restatement to Correct 2018 Misstatement

As discussed in Notes 2 and 16 to the consolidated financial statements, the 2018 financial statements have been restated to correct for errors related to the application of Accounting Standards Codification Topic 810, “Consolidation.”

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

/s/ BDO USA, LLP
We have served as the Company's auditor since 2011
New York, New York
May 15, 2020

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
BRT Apartments Corp. and Subsidiaries
Great Neck, New York

Opinion on Internal Control over Financial Reporting

We have audited BRT Apartments Corp.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”) and our report dated May 15, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Subsequent to the year ended December 31, 2019, the Company revised its consolidated financial statements related to errors in prior periods. A material weakness regarding management’s failure to design and maintain effective controls over the accounting for real estate ventures in accordance with Accounting Standards Codification Topic 810, “Consolidation,” has been identified and is more fully described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated May 15, 2020, on those financial statements.

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

Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
New York, New York
May 15, 2020

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2019	2018 *
ASSETS
Real estate properties, net of accumulated depreciation of $24,094 and $22,271	$169,689	$176,942
Real estate loan	4,150	4,750
Cash and cash equivalents	22,699	23,539
Restricted cash	9,719	8,180
Deposits and escrows	1,986	3,299
Investment in unconsolidated joint ventures	177,071	176,684
Other assets	5,296	1,596
Total Assets	$390,610	$394,990
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $823 and $1,094	$133,215	$137,946
Junior subordinated notes, net of deferred costs of $337 and $357	37,063	37,043
Accounts payable and accrued liabilities	20,772	16,182
Total Liabilities	191,050	191,171
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares, $.01 par value: Authorized 2,000 shares, none issued	—	—
Common stock, $.01 par value, 300,000 shares authorized,
15,638 and 15,038 shares issued at December 31, 2019 and 2018	156	150
Additional paid-in capital	232,331	223,373
Accumulated other comprehensive income	(10)	9
Accumulated deficit	(32,824)	(20,044)
Total BRT Apartments Corp. stockholders' equity	199,653	203,488
Non-controlling interests	(93)	331
Total Equity	199,560	203,819
Total Liabilities and Equity	$390,610	$394,990

* Amounts restated See footnotes 2 and 16 for more information.

See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended December 31,
	2019	2018 *
Revenues:
Rental and other revenue from real estate properties	$27,009	$22,630
Other income	752	799
Total revenues	27,761	23,429
Expenses:
Real estate operating expenses—including $101 and $160 to related parties	12,332	10,695
Interest expense	7,796	6,439
General and administrative—including $575 and $530 to related party	10,091	9,383
Depreciation	5,916	4,927
Total expenses	36,135	31,444
Total revenues less total expenses	(8,374)	(8,015)
Equity in loss from unconsolidated joint ventures	(8,826)	(5,088)
Equity in earnings from sale of unconsolidated joint venture properties	9,932	37,869
Gain on sale of real estate	10,618	861
Loss on extinguishment of debt	(1,387)	—
Income from continuing operations	1,963	25,627
Provision for taxes	270	2
Income from continuing operations, net of taxes	1,693	25,625
(Income) attributable to non-controlling interests	(837)	(130)
Net income attributable to common stockholders	$856	$25,495

Weighted average number of shares of common stock outstanding:
Basic	15,965,631	15,014,385
Diluted	16,165,631	15,214,385

Per share amounts attributable to common stockholders:
Basic	$0.05	$1.70
Diluted	$0.05	$1.68

* Amounts restated. See footnotes 2 and 16 for more information
See accompanying notes to consolidated financial statements.

Index

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2019	2018 *
Net income	$1,693	$25,625
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments	(23)	13
Other comprehensive (loss) income	(23)	13
Comprehensive income	1,670	25,638
Comprehensive (income) attributable to non-controlling interests	(833)	(132)
Comprehensive income attributable to common stockholders	$837	$25,506

* Amounts restated. See footnotes 2 and 16 for more information

See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2019 and 2018 *
(Dollars in thousands, except share data)

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		(Accumulated Deficit)	Non Controlling Interests	Total
Balances, December 31, 2017 *	$133	$202,225	$(2)		$(33,292)	$477	$169,541
Distributions - Common Stock - $0.80 per share	—	—	—		(12,247)	—	(12,247)
Restricted stock vesting	1	(1)	—		—	—	—
Compensation expense—restricted stock and restricted stock units	—	995	—		—	—	995
Distributions to non-controlling interests	—	—	—		—	(107)	(107)
Purchase of non-controlling interest	—	(80)	—	—	—	(171)	(251)
Shares issued through equity offering program, net	16	20,396	—	—	—	—	20,412
Shares repurchased	—	(162)	—		—	—	(162)
Net income	—	—	—		25,495	130	25,625
Other comprehensive income	—	—	11		—	2	13
Comprehensive income	—	—	—		—	—	25,638
Balances, December 31, 2018 *	$150	$223,373	$9		$(20,044)	$331	$203,819
Distributions - Common Stock - $0.84 per share	—	—	—		(13,636)	—	(13,636)
Restricted stock vesting	1	(1)	—		—	—	—
Compensation expense—restricted stock and restricted stock units	—	1,492	—		—	—	1,492
Distributions to non-controlling interests	—	—	—		—	(1,257)	(1,257)
Shares issued through equity offering program, net	4	7,514	—		—	—	7,518
Shares repurchased	—	(46)	—		—	—	(46)
Net income	—	—	—		856	837	1,693
Other comprehensive income	—	—	(19)		—	(4)	(23)
Comprehensive income	—	—	—		—	—	1,670
Balances, December 31, 2019	$155	$232,332	$(10)		$(32,824)	$(93)	$199,560

* Amounts restated. See footnotes 2 and 16 for more information

See accompanying notes to consolidated financial statements

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018 *
Cash flows from operating activities:
Net income	$1,693	$25,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,916	4,927
Amortization of deferred financing fees	311	192
Amortization of restricted stock	1,492	995
Equity in loss of unconsolidated joint ventures	8,826	5,088
Equity in earnings on sale of real estate of unconsolidated ventures	(9,932)	(37,869)
Gain on sale of real estate	(10,618)	(861)
Loss on extinguishment of debt	1,387	—
Distributions from equity in earnings of unconsolidated joint ventures	7,442	23,030
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in deposits and escrows	1,975	5,176
Increase in accounts payable and accrued liabilities	3,766	1,002
Decrease (increase) in other assets	(3,610)	(303)
Net cash provided by operating activities	8,648	27,002
Cash flows from investing activities:
Collections from real estate loans	600	600
Net costs capitalized to real estate owned	(1,580)	(530)
Purchase of partner interests	(1,316)	(7,923)
Purchase of non-controlling interest	—	(251)
Proceeds from the sale of real estate owned	33,588	861
Distributions from unconsolidated joint ventures	20,713	52,363
Contributions to unconsolidated joint ventures	(29,069)	(59,930)
Net cash (used in) provided by investing activities	22,936	(14,810)
Cash flows from financing activities:
Mortgage payoffs	(20,635)	—
Mortgage principal payments	(2,912)	(2,351)
Proceeds from credit facility	15,200	—
Repayment of credit facility	(15,200)	—
Increase in deferred financing costs	(84)	—
Dividends paid	(13,468)	(12,088)
Distributions to non-controlling interests	(1,257)	(107)

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018 *
Proceeds from the sale of common stock	7,517	20,412
Repurchase of shares of common stock	(46)	(162)
Net cash provided by (used in) financing activities	(30,885)	5,704
Net increase in cash, cash equivalents and restricted cash	699	17,896
Cash, cash equivalents and restricted cash at beginning of year	31,719	13,823
Cash, cash equivalents and restricted cash at end of year	$32,418	$31,719
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$7,511	$6,185
Cash paid during the year for income and excise taxes	$324	$255

* Amounts restated. See footnotes 2 and 16 for more information

See accompanying notes to consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
BRT Apartments Corp. (“BRT” or the “Company”) is the successor to BRT Realty Trust pursuant to the conversion of BRT Realty Trust from a Massachusetts business trust to a Maryland corporation on March 18, 2017. BRT owns, operates and develops multi-family properties. Generally, these multi-family properties are owned by unconsolidated joint ventures in which the Company contributes a significant portion of the equity. At December 31, 2019, BRT: (i) wholly owns eight multi-family properties located in six states with an aggregate of 1,880 units and a carrying value of $159.4 million; and (ii) has ownership interests, through unconsolidated entities, in 30 multi-family properties located in 9 states with an aggregate of 8,898 units (including 741 units at two properties currently in lease up), and the carrying value of its net equity investment is $177.0 million. Most of the Company’s properties are located in the Southeast United States and Texas.

The Company also owns and operates various other real estate assets. At December 31, 2019, the carrying value of the other real estate assets was $14,399,000, including a real estate loan of $4,150,000.
BRT conducts its operations to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.
In February 2019, the Board of Directors of the Company authorized a change in the Company’s fiscal year end from September 30 to December 31. The change was intended to better align the Company’s fiscal year with the fiscal year of other multi-family REITs. As a result of the change in fiscal year, (i) the Company’s 2019 fiscal year began January 1, 2019 and ended December 31, 2019 and (ii) the Company filed a Transition Report on Form 10-Q covering the transition period from October 1, 2018 to December 31, 2018.
Substantially all of the Company's assets are comprised of multi-family real estate assets generally leased to tenants on a one year basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.
Principles of Consolidation
The consolidated financial statements include the accounts and operations of BRT Apartments Corp. and its wholly owned subsidiaries.
The joint ventures that owns a property in Yonkers, New York was determined not to be a variable interest entity ("VIE") but is consolidated because the Company has controlling rights in such entity.
With respect to its unconsolidated joint ventures, as (i) the Company is generally the managing member but does not exercise substantial operating control over these entities or the Company is not the managing member and (ii) such entities are not VIEs, the Company determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes.
Certain items on the consolidated financial statements for the years prior to the year ended December 31, 2019, have been reclassified to conform with the current year's presentation, including to present many of our joint ventures under the equity method of accounting
Income Tax Status
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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

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
December 31, 2019

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Equity Based Compensation
Compensation expense for grants of restricted stock and restricted stock units ("RSUs") are amortized over the vesting period of such awards, based upon the estimated fair value of such award at the grant date. The deferred compensation related to the RSUs to be recognized as expense is net of certain performance assumptions which are re-evaluated quarterly. For accounting purposes, the restricted shares and the RSUs are not included in the outstanding shares shown on the consolidated balance sheets until they vest; however, the restricted shares are included in the calculation of both basic and diluted earnings per share as they participate in the earnings of the Company.
Derivatives and Hedging Activities
The Company's objective in using derivative financial instruments is to manage interest rate risk related to variable rate debt. The Company does not use derivatives for trading or speculative purposes. The Company records all derivatives on its consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reported in other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. For derivatives not designated as cash flow hedges, changes in the fair value of the derivative are recognized directly in earnings in the period in which they occur.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to holders of common stock for the applicable year by the weighted average number of shares of common stock outstanding during such year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings (loss) per share is determined using the treasury stock method by dividing net income (loss) applicable to the holders of common stock for the applicable year by the sum of the weighted average number of shares of common stock outstanding plus the dilutive effect of the Company's unvested RSUs.
Cash Equivalents
Cash equivalents consist of highly liquid investments; primarily, direct United States treasury obligations with maturities of three months or less when purchased.
Restricted Cash
Restricted cash consists of cash held for construction costs and property improvements for specific joint venture properties as may be required by contractual arrangements.
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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
New Pronouncements
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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. and early adoption is permitted. The Company adopted this standard effective October 1, 2018, using the “cumulative earnings approach” whereby distributions received from equity method investments are classified as cash flows from operations to the extent of equity earnings and then as cash flows from investing activities thereafter. The adoption of this guidance did not have a material effect on the consolidated financial statements.

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
December 31, 2019

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
Set forth below are the Company's audited restated consolidated financial statements at December 31, 2018 and for the year ended December 31, 2018. BRT has also restated the footnotes accompanying these consolidated financial statements included in this Annual Report on Form 10-K. See note 16 for additional information. The Company transitioned from a September 30, to a December 31 year end effective with the filing of a Quarterly Report on Form 10-QT for the quarter ended December 31, 2018. Accordingly, the "As Previously Reported" amounts are presented on a calendar year basis rather than a fiscal year basis so that such amounts will be comparable to the amounts presented for 2019. The effect of the restatement on the previously filed consolidated financial statements is as follows:

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31, 2018
	As Previously Reported	Restatement Impact	As Restated
ASSETS
Real estate properties, net of accumulated depreciation	$1,029,239	$(852,297)	$176,942
Real estate loan	4,750	—	4,750
Cash and cash equivalents	32,428	(8,889)	23,539
Restricted cash	8,180	—	8,180
Deposits and escrows	21,268	(17,969)	3,299
Investment in unconsolidated joint ventures	19,758	156,926	176,684
Other assets	8,084	(6,488)	1,596
Total Assets	$1,123,707	$(728,717)	$394,990
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs	771,817	(633,871)	137,946
Junior subordinated notes, net of deferred costs	37,043	—	37,043
Accounts payable and accrued liabilities	24,487	(8,305)	16,182
Total Liabilities	833,347	(642,176)	191,171
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares, $.01 par value: Authorized 2,000 shares, none issued	—	—	—
Common stock, $.01 par value, 300,000 shares authorized,
15,038 shares issued	150	—	150
Additional paid-in capital	216,981	6,392	223,373
Accumulated other comprehensive income	1,688	(1,679)	9
Accumulated deficit	(20,044)	—	(20,044)
Total BRT Apartments Corp. stockholders' equity	198,775	4,713	203,488
Non-controlling interests	91,585	(91,254)	331
Total Equity	290,360	(86,541)	203,819
Total Liabilities and Equity	$1,123,707	$(728,717)	$394,990

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data

	For Year Ended December 31, 2018
	As Previously Reported	Restatement Impact	As Restated
Revenues:
Rental and other revenue from real estate properties	$121,926	$(99,296)	$22,630
Other income	799	—	799
Total revenues	122,725	(99,296)	23,429
Expenses:
Real estate operating expenses	59,542	(48,847)	10,695
Interest expense	35,356	(28,917)	6,439
General and administrative	9,383	—	9,383
Depreciation	40,048	(35,121)	4,927
Total expenses	144,329	(112,885)	31,444
Total revenues less total expenses	(21,604)	13,589	(8,015)
Equity in (loss) income from unconsolidated joint ventures	(488)	(4,600)	(5,088)
Equity in earnings from sale of unconsolidated joint venture properties	—	37,869	37,869
Gain on sale of real estate	71,919	(71,058)	861
Gain on insurance recovery	6,084	(6,084)	—
Loss on extinguishment of debt	(800)	800	—
Income from continuing operations	55,111	(29,484)	25,627
Provision for taxes	2	—	2
Income from continuing operations, net of taxes	55,109	(29,484)	25,625
(Income) attributable to non-controlling interests	(29,614)	29,484	(130)
Net income attributable to common stockholders	$25,495	$—	$25,495

Weighted average number of shares of common stock outstanding:
Basic	15,014,385		15,014,385
Diluted	15,214,385		15,214,385

Per share amounts attributable to common stockholders
Basic	$1.70		$1.70
Diluted	$1.68		1.68

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31, 2018
	As Previously Reported	Restatement Impact	As Restated
Net income	$55,109	$(29,484)	$25,625
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments	486	(473)	13
Other comprehensive (loss) income	486	(473)	13
Comprehensive income	55,595	(29,957)	25,638
Comprehensive (income) attributable to non-controlling interests	(29,757)	29,625	(132)
Comprehensive income attributable to common stockholders	$25,838	$(332)	$25,506

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Year Ended December 31, 2018
(Dollars in thousands, except share data)

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total
As Previously Reported
Balances, December 31, 2017	$133	$202,225	$1,346	(33,292)	$72,935	$243,347
Distributions - Common Stock - $0.80 per share	—	—	—	(12,247)	—	(12,247)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	995	—	—	—	995
Contributions from non-controlling interests	—	—	—	—	41,824	41,824
Distributions to non-controlling interests	—	—	—	—	(50,777)	(50,777)
Purchase of non-controlling interest	—	(6,473)	—	—	(2,155)	(8,628)
Shares issued through equity offering program, net	16	20,396	—	—	—	20,412
Shares repurchased	—	(161)	—	—	—	(161)
Net income	—	—	—	25,495	29,614	55,109
Other comprehensive income	—	—	342	—	144	486
Comprehensive income	—	—	—	—	—	55,595
Balances, December 31, 2018	$150	$216,981	$1,688	$(20,044)	$91,585	$290,360

Restatement Impact
Balances, December 31, 2017	$—	$—	$(1,348)	$—	$(72,458)	$(73,806)
Distributions - Common Stock - $0.80 per share	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	(41,824)	(41,824)
Distributions to non-controlling interests	—	—	—	—	50,670	50,670
Purchase of non-controlling interest	—	6,392	—	—	1,984	8,376
Shares issued through equity offering program, net	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	—	(29,484)	(29,484)
Other comprehensive income	—	—	(331)	—	(142)	(473)
Comprehensive income	—	—	—	—	—	(29,957)
Restatement Impact Balances, December 31, 2018	$—	$6,392	$(1,679)	$—	$(91,254)	$(86,541)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		(Accumulated Deficit)	Non Controlling Interests	Total
As Restated
Balances, December 31, 2017	133	202,225	(2)		(33,292)	477	169,541
Distributions - Common Stock - $0.80 per share	—	—	—		(12,247)	—	(12,247)
Restricted stock vesting	1	(1)	—		—	—	—
Compensation expense—restricted stock and restricted stock units	—	995	—		—	—	995
Contributions from non-controlling interests	—	—	—		—	—	—
Distributions to non-controlling interests	—	—	—		—	(107)	(107)
Purchase of non-controlling interest	—	(80)	—	—	—	(171)	(251)
Shares issued through equity offering program, net	16	20,396	—	—	—	—	20,412
Shares repurchased	—	(162)	—		—		(162)
Net income	—	—	—		25,495	130	25,625
Other comprehensive income	—	—	11		—	2	13
Comprehensive income	—	—	—		—	—	25,638
Balances, December 31, 2018	$150	$223,373	$9		$(20,044)	$331	$203,819

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31, 2018
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$55,109	$(29,484)	$25,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,048	(35,121)	4,927
Amortization of deferred financing fees	1,246	(1,054)	192
Amortization of restricted stock	996	(1)	995
Equity in earnings (loss) of unconsolidated joint ventures	488	4,600	5,088
Equity in earnings on sale of real estate of unconsolidated joint ventures	—	(37,869)	(37,869)
Gain on sale of real estate	(71,919)	71,058	(861)
Gain on insurance recovery	(6,083)	6,083	—
Loss on extinguishment of debt	800	(800)	—
Distributions from equity in earnings of unconsolidated joint ventures	—	23,030	23,030
Decrease in deposits and escrows	5,922	(746)	5,176
(Increase) decrease in accounts payable and accrued liabilities	3,861	(2,859)	1,002
Decrease (increase) in other assets	7,431	(7,734)	(303)
Net cash provided by operating activities	37,899	(10,897)	27,002
Cash flows from investing activities:
Collections from real estate loans	600	—	600
Additions to real estate properties	(199,786)	199,786	—
Net costs capitalized to real estate owned	(18,252)	17,722	(530)
Investment in joint venture	(12,370)	12,370	—
Purchase of partner interests	—	(7,923)	(7,923)
Purchase of non-controlling interest	(8,616)	8,365	(251)
Consolidation of investment in joint venture	1,279	(1,279)	—
Proceeds from the sale of real estate owned	239,212	(238,351)	861
Distributions from unconsolidated joint ventures	868	51,495	52,363
Contributions to unconsolidated joint ventures	—	(59,930)	(59,930)
Net cash (used in) provided by investing activities	2,935	(17,745)	(14,810)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31, 2018
	As Previously Reported	Adjustments	As Restated
Cash flows from financing activities:
Proceeds from mortgages payable	$129,542	$(129,542)	$—
Mortgage payoffs	(132,016)	132,016	—
Mortgage principal payments	(5,169)	2,818	(2,351)
Increase in deferred financing costs	(1,182)	1,182	—
Dividends paid	(12,088)	—	(12,088)
Contributions from non-controlling interests	29,453	(29,453)	—
Distributions to non-controlling interests	(50,777)	50,670	(107)
Proceeds from the sale of common stock	20,411	1	20,412
Repurchase of shares of common stock	(161)	(1)	(162)
Net cash provided by (used in) financing activities	$(21,987)	$27,691	$5,704
Net increase in cash, cash equivalents and restricted cash	18,847	(951)	17,896
Cash, cash equivalents and restricted cash at beginning of year	21,761	(7,938)	13,823
Cash, cash equivalents and restricted cash at end of year	$40,608	$(8,889)	$31,719

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$34,521	$(28,336)	6,185
Cash paid during the year for income and excise taxes	$255	$—	255

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 3—REAL ESTATE PROPERTIES
Real estate properties consist of the following (dollars in thousands):

	December 31,
	2019	2018
Land	$29,227	$35,112
Building	154,854	154,532
Building improvements	9,702	9,569
Real estate properties	193,783	199,213
Accumulated depreciation	(24,094)	(22,271)
Total real estate properties, net	$169,689	$176,942

A summary of activity in real estate properties for the year ended December 31, 2019 follows (dollars in thousands):

	December 31, 2018 Balance	Property Acquisitions	Capitalized Costs and Improvements	Depreciation	Sales and Other Dispositions	December 31, 2019 Balance
Multi-family	$166,576	$19,907	$1,473	$(5,800)	$(22,722)	$159,434
Land - Daytona, FL	8,021	—	—	—	—	8,021
Retail shopping center - Yonkers, NY/Other	2,345	—	107	(116)	(102)	2,234
Total real estate properties	$176,942	$19,907	$1,580	$(5,916)	$(22,824)	$169,689

The following summarizes information for the year ended December 31, 2019 regarding properties owned by consolidated joint ventures (dollars in thousands):

Location	Number of Properties	Number of Units	2019 Rental and Other Revenue from Real Estate Properties	% of 2019 Rental and Other Revenue from Real Estate Properties
Texas	2	464	$3,421	13%
Georgia	2	448	5,983	22%
Florida	1	276	3,840	14%
South Carolina	1	208	3,204	12%
Virginia	1	220	3,876	14%
Ohio	1	264	2,934	11%
Other (a)	—	—	3,751	14%
	8	1,880	$27,009	100%
_____________________________
(a) Includes Stone Crossing and Pathways, Houston, TX which were sold on July 11, 2019 . These properties had an aggregate of 384 units and accounted for $2,263 of 2019 revenues. Also includes other non-multi family revenue of $1,489.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 3—REAL ESTATE PROPERTIES (Continued)
Future minimum rentals to be received pursuant to non-cancellable operating leases with terms in excess of one year, from a commercial property owned by the Company at December 31, 2019, are as follows (dollars in thousands):

Year Ending December 31,	Amount
2020	$1,119
2021	1,147
2022	1,185
2023	1,252
2024	953
Thereafter	1,999
Total	$7,655
Leases at the Company's multi-family properties are generally for a term of one year or less and are not reflected in this table.

NOTE 4—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES
Property Acquisitions
In the year ended December 31, 2019, the Company purchased its partners 20% interest in Parkway Grande Apartments, located in San Marcos, TX for $1,608,000.
In the year ended December 31, 2018, the Company purchased its partner's 2.5% interest in Avalon Apartments on, located in Pensacola, FL., for $250,000 ,its partner's 20% interest in Kilburn Crossing located in Fredricksburg, VA., for $4,909,000 and its partner's 20% interest in Kendall Manor located in Houston, TX for $3,444,000.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 4—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES (Continued)
The tables below provides information regarding the Company's property acquisitions, through unconsolidated joint ventures, and the properties they purchased during the years ended December 31, 2019 and 2018, (dollars in thousands):
2019

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Kannapolis, NC	3/12/2019	312	$48,065	$33,347	$11,231	65%	$559
Trussville, AL	5/7/2019	328	43,000	32,250	11,625	80%	546
Auburn, AL	8/8/2019	200	18,400	14,500	4,320	80%	140
		840	$109,465	$80,097	$27,176		$1,245

2018

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Ocoee, FL	2/7/2018	522	$71,347	$53,060	$12,370	50%	$1,047
Lawrenceville, GA	2/15/2018	586	77,229	54,447	15,179	50%	767
Daytona Beach, FL	4/30/2018	208	20,500	13,608	6,900	80%	386
Grand Prairie, TX	5/17/2018	281	30,800	18,995	7,300	50%	413
Greenville, SC	10/30/2018	266	37,747	26,425	12,920	90%	509
		1,863	$237,623	$166,535	$54,669		$3,122

Subsequent to December 31, 2019, the Company, through an unconsolidated joint venture, purchased a multi-family property in Wilmington North Carolina with 264-units for a purchase price of $38 million, including assumed mortgage debt of $23.2 million and $17.1 million of equity (which includes $3.4 million of equity from our joint venture partner).

Property Dispositions
The tables below provide information regarding the Company's disposition of real estate properties during the years ended December 31, (dollars in thousands):
2019

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-Controlling Partner's Share of Gain on Sale
Houston, TX (two properties)	7/11/2019	384	$33,200	$9,938	$894
New York, NY (1)	12/16/2019	1	832	680	—
		385	$34,032	$10,618	$894
(1) Reflects the sale of a cooperative apartment unit.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 4—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES (Continued)
2018

Location	Sale Date	No. of Units	Sales Price	Gain on Sale
New York, NY (1)	1/18/2018	1	470	439
New York, NY (1)	8/15/2018	1	450	424
		2	$920	$863
___________________________________
(1) Reflects the sale of a cooperative apartment unit.

The table below provides information regarding the disposition of a real estate property by an unconsolidated joint venture in the year ended December 31, 2019 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	BRT share of gain
Indianapolis, IN	12/17/2019	400	$36,500	$16,898	$9,933

The table below provides information regarding the disposition of a real estate properties by unconsolidated joint ventures in the year ended December 31, 2018 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-Controlling Partner's Share of Gain
Valley, AL	2/23/2018	618	51,000	9,712	4,547
Palm Beach Gardens, FL	2/25/2018	542	97,250	41,831	20,593
North Charleston, SC	11/7/2018	271	51,650	11,920	5,970
Lake Saint Louis, MO	12/18/2018	420	41,200	7,593	2,077
		1,851	$241,100	$71,056	$33,187

Impairment Charges
The Company reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Company measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the years ended December 31, 2019 and 2018, no impairment charges were recorded.
NOTE 5—REAL ESTATE LOAN

As a result of the Company's sale of its interest in the Newark joint venture in February 2016, the mortgage loan owed to the Company by such venture, which, prior to the sale, was eliminated in consolidation, is reflected as a real estate loan on the consolidated balance sheets. At December 31, 2019, the principal balance of this loan receivable is $4,150,000. This receivable bears interest, payable monthly, at a rate of 11% per year, is secured by several properties in Newark, NJ, and matures in June 2020.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 6—RESTRICTED CASH
Restricted cash represents funds for specific purposes and therefore are not generally available for general corporate purposes. As reflected on the consolidated balance sheets, restricted cash represents funds held by or on behalf of the Company specifically allocated for capital improvements at multi-family properties.

NOTE 7—INVESTMENT IN UNCONSOLIDATED VENTURES
At December 31, 2019, the Company owns interests in unconsolidated joint ventures that own 30 multi-family properties (the "Unconsolidated Properties"). The condensed balance sheet below presents information regarding such properties (dollars in thousands):

	December 31,
	2019	2018
ASSETS
Real estate properties, net of accumulated depreciation of $104,001 and $71,762	$1,070,941	$1,007,302
Cash and cash equivalents	12,804	10,769
Deposits and escrows	23,912	27,740
Other assets	4,136	6,913
Total Assets	$1,111,793	$1,052,724

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $5,839 and $5,807	$803,289	$736,290
Accounts payable and accrued liabilities	19,731	20,823
Total Liabilities	823,020	757,113
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	288,773	295,611
Total Liabilities and Equity	$1,111,793	$1,052,724

Company equity interest of joint venture equity	$177,071	$176,684

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 7—INVESTMENT IN UNCONSOLIDATED VENTURES (Continued)

The condensed income statement below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Year Ended December 31,
	2019	2018
Revenues:
Rental and other revenue	$118,177	$109,433
Total revenues	118,177	109,433

Expenses:
Real estate operating expenses	56,684	53,156
Interest expense	35,023	32,003
Depreciation	39,218	39,316
Total expenses	130,925	124,475
Total revenues less total expenses	(12,748)	(15,042)
Gain on sale of real estate properties	16,899	71,132
Loss on extinguishment of debt	(2,018)	(800)
Insurance recoveries	787	6,085
Net Income from joint ventures	2,920	61,375

BRT equity in earnings from joint ventures	$1,106	$32,781

NOTE 8—DEBT OBLIGATIONS
Debt obligations consist of the following (dollars in thousands):

	December 31,
	2019	2018
Mortgages payable	$134,038	$139,040
Junior subordinated notes	37,400	37,400
Deferred loan costs	(1,160)	(1,451)
Total debt obligations	$170,278	$174,989

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 8—DEBT OBLIGATIONS (Continued)
At December 31, 2019, $134,038,000 of mortgage debt is outstanding on the Company's eight multi-family properties and one commercial property with a weighted average interest rate of 4.15% and a weighted average remaining term to maturity of 5.4 years. Scheduled principal repayments for the next five years and thereafter are as follows (dollars in thousands):

Year Ending December 31,	Scheduled Principal Payments
2020	$3,040
2021	17,274
2022	62,545
2023	1,270
2024	1,316
Thereafter	48,593
$134,038

The Company incurred the following mortgage debt in connection with the purchase of our partners' interests in the years ended December 31 (dollars in thousands):
2019

Location	Acquisition Date	Mortgage balance at acquisition	Interest Rate	Maturity Date
San Marcos, TX	10/4/2019	$17,158	4.42%	October 2025
2018

Location	Acquisition Date	Mortgage balance at acquisition	Interest Rate	Maturity Date
Fredricksburg, VA	5/29/2018	26,755	3.68%	February 2027
Fredricksburg, VA - supplemental	5/29/2018	2,208	4.84%	February 2027
Houston, TX	12/21/2018	11,216	4.07%	August 2021
Houston, TX - supplemental	12/21/2018	3,708	4.94%	August 2021
		$43,887

Credit Facility
The Company entered into a credit facility dated April 18, 2019, as subsequently amended, with an affiliate of Valley National Bank. The facility allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $10,000,000 to facilitate the acquisition of multi-family properties, and is secured by the cash available in certain cash accounts maintained by the Company at Valley National Bank. The facility matures April 2021 and bears an adjustable interest rate of 50 basis points over the prime rate, with a floor of 5%. The interest rate in effect as of December 31, 2019 is 5.5%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility.
At December 31, 2019, there was no outstanding balance on the facility. Interest expense for the year ended December 31, 2019, which includes amortization of deferred costs, was $357,000.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 8—DEBT OBLIGATIONS (Continued)
Subsequent to December 31, 2019, the facility was amended to allow for the use of the facility for working capital (including dividend payments) and operating expenses.
Junior Subordinated Notes
At December 31, 2019 and 2018, the outstanding principal balance of the Company's junior subordinated notes was$37,400,000 before deferred financing costs of $337,000 and $357,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three month LIBOR + 2.00% The rate in effect at December 31, 2019 is 3.94%. The notes mature April 30, 2036.
The notes require interest only payments through the maturity date, at which time repayment of all outstanding principal and unpaid interest is due. Interest expense for the years ended December 31, 2019 and 2018, which includes amortization of deferred costs, was $1,711,000 and $1,584,000, respectively.

NOTE 9—INCOME TAXES
The Company elected to be taxed as a REIT pursuant to the Code. As a REIT, the Company is generally not subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its stockholders. To maintain its REIT status, the Company must distribute at least 90% of its ordinary taxable income; however, if it does not distribute 100% of its taxable income, it will be taxed on undistributed income. There are a number of organizational and operational requirements the Company must meet to remain a REIT. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Company is subject to certain state and local income taxes and to Federal income and excise taxes on undistributed taxable income. For income tax purposes, the Company reports on a calendar year basis.
During the years ended December 31, 2019 and 2018, the Company recorded $270,000 and $2,000, respectively, of state franchise tax expense, net of refunds, relating to the 2019 and 2018 calendar years.
Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial statement purposes due to various items, including timing differences related to loan loss provisions, impairment charges, depreciation methods and carrying values.
At December 31, 2018, the Company had a net operating loss carry forward of $16,816,000. These net operating losses may be available in future years to reduce taxable income when it is generated. These tax loss carry forwards no longer expire and are available to offset 100% of taxable income. Net operating losses generated in 2018 and thereafter will be available to offset 80% of taxable income.

NOTE 10—STOCKHOLDERS' EQUITY
Common Stock Dividend Distribution
During the years ended December 31, 2019 and 2018, the Company declared an aggregate of $0.84 and $0.80 per share in cash dividends.
Stock Based Compensation

Each of the Company's 2018 Incentive Plan (the "2018 Plan") and Amended and Restated 2016 Incentive Plan (the "2016 Plan") authorized the Company to grant: (i) up to 600,000 shares of common stock pursuant to stock options, restricted stock, restricted stock units, and performance shares awards; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. The Company's 2012 Incentive Plan (the "2012 Plan") authorized the Company to grant up to 600,000 shares of common stock pursuant to stock options, restricted stock, restricted

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 10—STOCKHOLDERS' EQUITY (Continued)
stock units and performance share awards. No further awards may be granted pursuant to the 2016 Plan and the 2012 Plan, which are referred to collectively as the "Prior Plans."

Restricted Stock Units

In June 2016, pursuant to the 2016 Plan, the Company issued restricted stock units (the "Units") to acquire up to 450,000 shares of common stock. The Units entitle the recipients, subject to continued service through March 31, 2021 (the “Performance Period”), to receive in the aggregate, (i) up to 200,000 shares (the “TSR Award”) of common stock based on achieving, during the Performance Period, specified levels in compounded annual growth rate (“CAGR”) in total stockholder return (“TSR”), and (ii) up to 200,000 shares of common stock based on achieving, during the Performance Period, specified levels in CAGR in adjusted funds from operations, as determined pursuant to the performance agreement (the "AFFO Award"). In addition, up to 50,000 shares (the "Adjustment Awarded")may be added to or subtracted from the TSR Award, based on attaining or failing to attain, as the case may be, during the Performance Period, of CAGR in TSR relative to the CAGR in TSR for the REITs that comprise, with specified exceptions, the FTSE NAREIT Equity Apartment  Index. The recipients also received dividend equivalent rights entitling them to receive cash dividends with respect to the shares of common stock underlying their Units as if the underlying shares were outstanding during the Performance Period, if, when, and to the extent, the related Units vest. The Units were determined not to be participating securities and accordingly, for financial statement purposes, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. Though the 450,000 shares underlying the units are contingently issuable shares, 250,000 of such shares have not been included in the calculation of diluted earnings per share as the criteria with respect to the AFFO Award and the Adjustment Award were not met at December 31, 2019. The Company included 200,000 shares of common stock underlying the TSR Awards in the calculation of diluted earnings per share as the market criteria with respect to the TSR award have been met at December 31, 2019.
For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to assist management in determining fair value. For the AFFO Awards, fair value is based on the market value on the date of grant. Expense is not recognized on the Units which the Company does not expect to vest as a result of conditions the Company does not expect to be satisfied. The total amount recorded at the grant date as deferred compensation with respect to the Units was $2,117,000. As of December 31, 2019, $1,432,000 of deferred compensation allocated to the AFFO Award has been reversed, as it is not anticipated that the performance goals will be met. The remaining $685,000 allocated to the TSR Award is being charged to general and administrative expense over the Performance Period. The deferred compensation expense to be recognized is net of certain forfeiture and performance assumptions. The Company recorded $142,000 and $(92,000) of compensation expense related to the amortization of unearned compensation with respect to the Units in the years ended December 31, 2019, and 2018, respectively. At December 31, 2019 and 2018, $177,000 and $319,000 respectively, has been deferred as unearned compensation and will be charged to expense over the balance of the Performance Period.
Restricted Stock
In January 2019, the Company granted 156,399 shares of restricted stock pursuant to the 2018 Plan. As of December 31, 2019, an aggregate of 725,296 shares of unvested restricted stock are outstanding pursuant to the Plan and the Prior Plans. All shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the basic and diluted earnings per share computation. During the years ended December 31, 2019 and 2018, the Company recorded $1,350,000 and $1,087,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At December 31, 2019 and 2018, $3,328,000 and $2,735,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average vesting period of these restricted shares is 2.1 years. Subsequent to December 31, 2019, the Company granted 158,299 shares of restricted stock pursuant to the 2018 Plan

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 10—STOCKHOLDERS' EQUITY (Continued)
Changes in the number of restricted shares outstanding under the Company's equity incentive plans are shown below:

	Year Ended December 31,
	2019	2018
Outstanding at beginning of the year	705,847	689,375
Issued	156,399	144,797
Cancelled	—	(400)
Vested	(136,950)	(127,925)
Outstanding at the end of the year	725,296	705,847

The following table reflects the compensation expense recorded for all incentive plans (dollars in thousands):

	Year Ended December 31,
	2019	2018
Restricted stock grants	$1,350	$1,087
Restricted stock units	142	(92)
Total compensation	$1,492	$995

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands):

	Year Ended December 31,
	2019	2018
Numerator for basic and diluted earnings per share attributable to common stockholders:
Net income attributable to common stockholders	$856	$25,495

Denominator:
Denominator for basic earnings per share—weighted average number of shares	15,965,631	15,014,385
Effect of dilutive securities	200,000	200,000
Denominator for diluted earnings per share—adjusted weighted average number of shares and assumed conversions	16,165,631	15,214,385

Basic earnings per share	$0.05	$1.70
Diluted earnings per share	$0.05	$1.68

Equity Distribution Agreements
In January 2018, the Company entered into equity distribution agreements, which were amended in May 2018, (the "Prior ATM") with three sales agents to sell an aggregate of $30,000,000 of its common stock from time-to-time in an at-the-market offering. These agreements were terminated November 26, 2019. Under these agreements through the termination date, the Company sold 1,945,064 shares of common stock for net proceeds of $25,966,000 after giving effect to related fees, commissions and offering related expenses of $616,000.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 10—STOCKHOLDERS' EQUITY (Continued)
On or about November 26, 2019, the Company terminated the prior ATM and entered into new agreements with three sales agents to sell an aggregate of $30,000,000 of its common stock from time-to-time in an at-the market offering. Between November 26, 2019 and December 31, 2019 the Company sold 111,963 shares of common stock for net proceeds of $1,966,000 after giving effect to related fees, commissions and offering related expenses of $56,000. From January 1, 2020 through February 28, 2020, the Company sold 694,298 shares of common stock for net proceeds of $12,108,000 after giving effect to related fees, commissions and offering related expenses of $185,000.
Share Buyback
On September 5, 2017, the Board of Directors approved a repurchase plan authorizing the Company, effective as of October 1, 2017, to repurchase up to $5,000,000 of shares of common stock through September 30, 2019. Pursuant to this authorization, the Company, from such date through September 30, 2019, repurchased 17,364 shares of common stock at an average market price of $11.95 per share, for an aggregate purchase price, including commissions, of $207,000.
On September 12, 2019, the Board of Directors authorized the Company, effective as of October 1, 2019, to purchase up to $5,000,000 of shares of common stock through September 30, 2021. No shares have been repurchased under this plan.

NOTE 11—RELATED PARTY TRANSACTIONS
The Company has retained certain of its executive officers and Fredric H. Gould, a director, to provide, among other things, the following services: participating in the Company's multi-family property analysis and approval process ( which includes service on an investment committee), providing investment advice, long term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees paid in 2019 and 2018 for these services were $1,331,000 and $1,268,000, respectively.
Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould, under renewable year-to-year agreements. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property provides real property management, real estate brokerage and construction supervision services to these properties. For the years ended December 31, 2019 and 2018, fees for these services were $33,000 and $32,000, respectively.
Fredric H. Gould is the vice chairman of the board of directors of One Liberty Properties, Inc., and certain of the Company's officers and directors are also officers or directors of One Liberty Properties, Inc. In addition, Mr. Gould is an executive officer and sole stockholder of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P.("Gould Investors"). Certain of the Company's officers and directors are also officers and/or directors of Georgetown Partners, Inc. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with a shared services agreement by and among the Company and the other parties thereto and is included in general and administrative expense on the consolidated statements of operations. During the years ended December 31, 2019 and 2018 allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $575,000 and $530,000, respectively.

Management of two of the Company's multi-family properties was performed by its joint venture partners or their affiliates, none of which are related to the Company. These management fees amounted to $68,000 and $128,000 in the years ended December 31, 2019 and 2018, respectively.
The Company obtains certain insurance in conjunction with Gould Investors and reimburses Gould Investors for the Company's share of the insurance cost. Insurance reimbursements to Gould Investors for the years ended December 31, 2019 and 2018 were $40,000 and $38,000, respectively.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

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
Junior subordinated notes:    At December 31, 2019 and 2018, the estimated fair value of the Company's junior subordinated notes is less than their carrying value by approximately $9,589,000 and $11,974,000, respectively, based on market interest rates of 6.41% and 7.79%, respectively.
Mortgages payable:  At December 31, 2019, the estimated fair value of the Company's mortgages payable is less than their carrying value by approximately $321,000 assuming market interest rates between 3.89% and 4.33%. At December 31, 2018, the estimated fair value was lower than the carrying value by $5,336,000, assuming market interest rates between 4.14% and 5.09%. Market interest rates were determined using current financing transaction information provided by third party institutions.
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
Set forth below is information regarding the Company's financial assets and liabilities measured at fair value as of December 31, 2019 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Liabilities:
Interest rate swap	$12	—	$12

Derivative financial instruments:   Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. At December 31, 2019, these derivatives are included in other assets a on the consolidated balance sheet.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 13—COMMITMENT AND CONTINGENCIES
The Company maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Company are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $373,000 and $366,000 during the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, $74,000 and $116,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets.
At December 31, 2019, the Company is the carve-out guarantor with respect to mortgage debt in principal amount of $123,407,000 at seven multi-family properties.

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS
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
As of December 31, 2019, the Company had the following outstanding interest rate derivative that was designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity
Interest Rate Swap	$1,170	5.25%	April 1, 2022

Non-designated Derivatives
Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. At December 31, 2019, the Company did not have any outstanding derivatives that were not designated as hedges in qualifying hedging relationships.
The table below presents the fair value of the Company's derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:
December 31, 2019		December 31, 2018
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$—	Other assets	$11
Accounts payable and accrued liabilities	$12	Accounts payable and accrued liabilities	$—

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
The following table presents the effect of the Company's derivative financial instrument on the consolidated statements of comprehensive income (loss) for the years ended December 31, 2019 and 2018 and (dollars in thousands):

	Year Ended December 31,
	2019	2018
Amount of gain (loss) recognized on derivative in Other Comprehensive Income	$(22)	$(11)
Amount of gain (loss) reclassified from Accumulated Other Comprehensive (loss) income into Interest Expense	$2	$(2)
Total amount of Interest expense presented in the Consolidated Statement of Operations	$7,796	$6,439

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Trust's cash flow hedges during the years ended December 31, 2019 or 2018. During the twelve months ending December 31,
2020, the Company estimates an additional $14,000 will be reclassified from other comprehensive loss as a decrease to interest expense.
Credit-risk-related Contingent Features
The agreement between the Company and its derivatives counterparty provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligation.
As of December 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $13,000. As of December 31, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $13,000 at December 31, 2019.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 15—QUARTERLY FINANCIAL DATA (Unaudited)

	2019
	1st Quarter Jan - March	2nd Quarter April - June	3rd Quarter July - September	4th Quarter Oct - Dec	Total For Year
Revenues:
Rental and other revenue	$6,886	$7,097	$6,261	$6,765	$27,009
Other income	244	190	161	157	752
Total revenues	7,130	7,287	6,422	6,922	27,761
Expenses:
Real estate operating expenses	3,176	3,325	2,741	3,090	12,332
Interest expense	1,946	2,049	1,870	1,931	7,796
General and administrative	2,544	2,481	2,430	2,636	10,091
Depreciation	1,547	1,428	1,373	1,568	5,916
Total expenses	9,213	9,283	8,414	9,225	36,135
Total revenues less total expenses	(2,083)	(1,996)	(1,992)	(2,303)	(8,374)
Equity in loss of unconsolidated joint ventures	(2,068)	(2,218)	(2,390)	(2,150)	(8,826)
Equity in earnings from sale of unconsolidated joint venture properties	—	—	—	9,932	9,932
Gain on sale of real estate	—	—	9,938	680	10,618
Loss on extinguishment of debt	—	—	(1,387)	—	(1,387)
(Loss) income from continuing operations	(4,151)	(4,214)	4,169	6,159	1,963
Provision for taxes	62	59	98	51	270
(Loss) income from continuing operations, net of taxes	(4,213)	(4,273)	4,071	6,108	1,693
(Income) loss attributable to non-controlling interests	(34)	(44)	(799)	40	(837)
Net (loss) income attributable to common stockholders	$(4,247)	$(4,317)	$3,272	$6,148	$856

Basic and diluted and per share amounts attributable to common stockholders
Basic (loss) income per share	$(0.27)	$(0.27)	$0.21	$0.38	$0.05
Diluted (loss) income per share	$(0.27)	$(0.27)	$0.20	$0.38	$0.05

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 15—QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	2018
	1st Quarter Jan - March	2nd Quarter April - June	3rd Quarter July - September	4th Quarter Oct - Dec	Total For Year
Revenues:
Rental and other revenue from real estate properties	$5,087	$5,205	$6,127	$6,211	$22,630
Other income	175	203	198	223	799
Total revenues	5,262	5,408	6,325	6,434	23,429
Expenses:
Real estate operating expenses	2,384	2,393	2,952	2,966	10,695
Interest expense	1,442	1,471	1,779	1,747	6,439
General and administrative	2,453	2,452	2,002	2,476	9,383
Depreciation	1,074	1,076	1,369	1,408	4,927
Total expenses	7,353	7,392	8,102	8,597	31,444
Total revenues less total expenses	(2,091)	(1,984)	(1,777)	(2,163)	(8,015)
Equity in (loss) income from unconsolidated joint venture properties	253	(2,566)	(1,627)	(1,148)	(5,088)
Equity in earnings from sale of unconsolidated joint venture properties	26,402	—	—	11,467	37,869
Gain on sale of real estate	437	—	424	—	861
Gain on insurance recovery	—	—	—	—	—
Gain on sale of partnership interest	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—
Income (loss) from continuing operations	25,001	(4,550)	(2,980)	8,156	25,627
(Benefit) provision for taxes	(253)	101	97	57	2
Income (loss) from continuing operations, net of taxes	25,254	(4,651)	(3,077)	8,099	25,625
Net income attributable to non-controlling interests	(32)	(38)	(34)	(26)	(130)
Net income (loss) attributable to common stockholders	$25,222	$(4,689)	$(3,111)	$8,073	$25,495

Basic and diluted per share amounts attributable to common stockholders
Basic income (loss) per share	$1.77	$(0.33)	$(0.20)	$0.51	$1.70
Diluted income (loss) per share	$1.75	$(0.33)	$(0.20)	$0.51	$1.68

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 16—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENT
On April 21, 2020 and May 15, 2020 BRT filed Current Reports on Form 8-K stating that investors should not rely upon its (i) Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and earnings press releases and similar information filed or furnished on or after February 8, 2017 through November 7, 2019 (collectively, the “Previously Reported Information”) because it had included therein the accounts and operations of an aggregate of 27 of our joint ventures (the "Previously Consolidated Ventures") in a manner inconsistent with Accounting Standards Codification ("ASC") 810 (the "Consolidation Standard")-the information regarding the Previously Consolidated Ventures should have been presented in accordance with the equity method of accounting. Although the Previously Reported Information correctly stated (i) net income, funds from operations and adjusted funds from operations on an absolute and per share and (ii) correctly stated or understated total BRT Apartments stockholders’ equity, the presentation of the accounts and operations of the Previously Consolidated Ventures in the consolidated financial statements included herein is significantly different than that presented in the Previously Reported Information. Specifically, the equity method of accounting for the Previously Consolidated Ventures results in significant reductions in BRT's revenues, operating expenses, assets and liabilities from that presented in the Previously Reported Information. BRT believes that the restated and other information provided herein will facilitate the ability of the reader of its financial statements to easily and fully understand the impact of the restatement.

Accordingly this Annual Report on Form 10-K contains BRT's audited consolidated financial statements for the years ended December 31, 2019 and 2018, and restatements of the following previously filed consolidated financial statements: (i) our audited consolidated balance sheet as of December 31, 2018, and (ii) our unaudited consolidated financial statements for the quarter ended March 31, 2018 and all subsequent quarters through the quarter ended December 31, 2019. See note 2 to the consolidated financial statements.

The following tables represent BRT's restated unaudited condensed consolidated financial statements for each quarter-to-date beginning with March 31, 2018 through the quarter ended December 31, 2019.

The amounts reflected in the following tables "as previously reported" for all periods presented in both the 2018 and 2019 were derived from BRT's Quarterly Reports on Form 10-Q filed in the calendar year 2019.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	Unaudited March 31, 2018
	As Previously reported	Restatement Impact	As Restated
ASSETS
Real estate properties, net of accumulated depreciation	$993,250	$(871,725)	$121,525
Real estate loan	5,200	—	5,200
Cash and cash equivalents	30,974	(11,158)	19,816
Restricted cash	7,702	—	7,702
Deposits and escrows	23,655	(21,930)	1,725
Investment in unconsolidated joint ventures	20,845	162,646	183,491
Other assets	7,005	(5,746)	1,259
Total Assets	$1,088,631	$(747,913)	$340,718
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs	$743,225	$(647,134)	$96,091
Junior subordinated notes, net of deferred costs	37,028	—	37,028
Accounts payable and accrued liabilities	17,002	(2,764)	14,238
Total Liabilities	797,255	(649,898)	147,357
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares, $.01 par value: Authorized 2,000 shares, none issued	—	—	—
Common stock, $.01 par value, 300,000 shares authorized,
13,575 shares issued	136	—	136
Additional paid-in capital	203,838	—	203,838
Accumulated other comprehensive income	2,132	(2,118)	14
Accumulated deficit	(10,967)	—	(10,967)
Total BRT Apartments Corp. stockholders' equity	195,139	(2,118)	193,021
Non-controlling interests	96,237	(95,897)	340
Total Equity	291,376	(98,015)	193,361
Total Liabilities and Equity	$1,088,631	$(747,913)	$340,718

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	Unaudited June 30, 2018
	As Previously reported	Restatement Impact	As Restated
ASSETS
Real estate properties, net of accumulated depreciation	$1,054,484	$(933,945)	$120,539
Real estate loan	5,050	—	5,050
Cash and cash equivalents	25,061	(9,825)	15,236
Restricted cash	7,630	—	7,630
Deposits and escrows	23,265	(20,979)	2,286
Investment in unconsolidated joint ventures	20,542	171,200	191,742
Other assets	8,573	(7,190)	1,383
Total Assets	$1,144,605	$(800,739)	$343,866
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs	$783,532	$(687,909)	$95,623
Junior subordinated notes, net of deferred costs	37,033	—	37,033
Accounts payable and accrued liabilities	22,554	(7,967)	14,587
Total Liabilities	843,119	(695,876)	147,243
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares, $.01 par value: Authorized 2,000 shares, none issued	—	—	—
Common stock, $.01 par value, 300,000 shares authorized,
14,410 shares issued	144	—	144
Additional paid-in capital	214,716	—	214,716
Accumulated other comprehensive income	2,408	(2,388)	20
Accumulated deficit	(18,626)	—	(18,626)
Total BRT Apartments Corp. stockholders' equity	198,642	(2,388)	196,254
Non-controlling interests	102,844	(102,475)	369
Total Equity	301,486	(104,863)	196,623
Total Liabilities and Equity	$1,144,605	$(800,739)	$343,866

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	Unaudited September 30, 2018
	As previously reported	Adjustments	Proposed restatement
ASSETS
Real estate properties, net of accumulated depreciation	$1,020,874	$(860,855)	$160,019
Real estate loan	4,900	—	4,900
Cash and cash equivalents	27,360	(9,175)	18,185
Restricted cash	6,686	—	6,686
Deposits and escrows	24,458	(20,989)	3,469
Investment in unconsolidated joint ventures	20,078	159,510	179,588
Other assets	10,080	(8,398)	1,682
Real estate properties held for sale	38,928	(38,928)	—
Total Assets	$1,153,364	$(778,835)	$374,529
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs	$792,432	$(668,615)	$123,817
Junior subordinated notes, net of deferred costs	37,038	—	37,038
Accounts payable and accrued liabilities	27,409	(12,497)	14,912
Total Liabilities	856,879	(681,112)	175,767
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares, $.01 par value: Authorized 2,000 shares, none issued	—	—	—
Common stock, $.01 par value, 300,000 shares authorized,
15,048 shares issued	150	—	150
Additional paid-in capital	220,135	3,038	223,173
Accumulated other comprehensive income	2,629	(2,605)	24
Accumulated deficit	(24,927)	—	(24,927)
Total BRT Apartments Corp. stockholders' equity	197,987	433	198,420
Non-controlling interests	98,498	(98,156)	342
Total Equity	296,485	(97,723)	198,762
Total Liabilities and Equity	$1,153,364	$(778,835)	$374,529

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	Unaudited March 31, 2019
	As Previously reported	Restatement Impact	As Restated
ASSETS
Real estate properties, net of accumulated depreciation	$1,077,326	$(901,541)	$175,785
Real estate loan	4,600	—	4,600
Cash and cash equivalents	21,062	(9,268)	11,794
Restricted cash	7,813	—	7,813
Deposits and escrows	14,902	(12,293)	2,609
Investment in unconsolidated joint ventures	19,125	163,677	182,802
Other assets	9,087	(5,582)	3,505
Total Assets	$1,153,915	$(765,007)	$388,908
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs	$808,729	$(671,490)	$137,239
Junior subordinated notes, net of deferred costs	37,048	—	37,048
Accounts payable and accrued liabilities	22,620	(4,694)	17,926
Total Liabilities	868,397	(676,184)	192,213
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares, $.01 par value: Authorized 2,000 shares, none issued	—	—	—
Common stock, $.01 par value, 300,000 shares authorized,
15,175 shares issued	152	—	152
Additional paid-in capital	217,344	6,392	223,736
Accumulated other comprehensive income	1,082	(1,080)	2
Accumulated deficit	(27,512)	—	(27,512)
Total BRT Apartments Corp. stockholders' equity	191,066	5,312	196,378
Non-controlling interests	94,452	(94,135)	317
Total Equity	285,518	(88,823)	196,695
Total Liabilities and Equity	$1,153,915	$(765,007)	$388,908

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	Unaudited June 30, 2019
	As Previously reported	Restatement Impact	As Restated
ASSETS
Real estate properties, net of accumulated depreciation	$1,098,932	$(946,826)	$152,106
Real estate loan	4,450	—	4,450
Cash and cash equivalents	17,336	(9,031)	8,305
Restricted cash	9,962	—	9,962
Deposits and escrows	17,103	(14,109)	2,994
Investment in unconsolidated joint ventures	18,474	169,750	188,224
Other assets	8,929	(4,625)	4,304
Real estate properties held for sale	22,722	—	22,722
Total Assets	$1,197,908	$(804,841)	$393,067
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs	$846,409	$(709,850)	$136,559
Junior subordinated notes, net of deferred costs	37,053	—	37,053
Credit facility, net of deferred costs	8,923	—	8,923
Accounts payable and accrued liabilities	28,738	(7,681)	21,057
Total Liabilities	921,123	(717,531)	203,592
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares, $.01 par value: Authorized 2,000 shares, none issued	—	—	—
Common stock, $.01 par value, 300,000 shares authorized,
15,172 shares issued	152	—	152
Additional paid-in capital	217,671	6,392	224,063
Accumulated other comprehensive income	143	(154)	(11)
Accumulated deficit	(35,049)	—	(35,049)
Total BRT Apartments Corp. stockholders' equity	182,917	6,238	189,155
Non-controlling interests	93,868	(93,548)	320
Total Equity	276,785	(87,310)	189,475
Total Liabilities and Equity	$1,197,908	$(804,841)	$393,067

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	Unaudited September 30, 2019
	As Previously reported	Restatement Impact	As Restated
ASSETS
Real estate properties, net of accumulated depreciation	$1,112,896	$(961,850)	$151,046
Real estate loan	4,300	—	4,300
Cash and cash equivalents	18,466	(9,095)	9,371
Restricted cash	10,789	—	10,789
Deposits and escrows	19,916	(17,039)	2,877
Investment in unconsolidated joint ventures	18,020	169,024	187,044
Other assets	8,210	(4,027)	4,183
Total Assets	$1,192,597	$(822,987)	$369,610
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs	$844,597	$(727,742)	$116,855
Junior subordinated notes, net of deferred costs	37,058	—	37,058
Credit facility, net of deferred costs	3,530	—	3,530
Accounts payable and accrued liabilities	32,285	(10,119)	22,166
Total Liabilities	917,470	(737,861)	179,609
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares, $.01 par value: Authorized 2,000 shares, none issued	—	—	—
Common stock, $.01 par value, 300,000 shares authorized,
15,227 shares issued	152	—	152
Additional paid-in capital	218,817	6,392	225,209
Accumulated other comprehensive income	(75)	61	(14)
Accumulated deficit	(35,331)	—	(35,331)
Total BRT Apartments Corp. stockholders' equity	183,563	6,453	190,016
Non-controlling interests	91,564	(91,579)	(15)
Total Equity	275,127	(85,126)	190,001
Total Liabilities and Equity	$1,192,597	$(822,987)	$369,610

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Unaudited Three Months Ended March 31, 2018
	As Previously Reported	Restatement Impact	As Restated
Revenues:
Rental and other revenue from real estate properties	$29,476	$(24,389)	$5,087
Other income	175	—	175
Total revenues	29,651	(24,389)	5,262
Expenses:
Real estate operating expenses	14,198	(11,814)	2,384
Interest expense	8,657	(7,215)	1,442
General and administrative	2,453	—	2,453
Depreciation	9,240	(8,166)	1,074
Total expenses	34,548	(27,195)	7,353
Total revenues less total expenses	(4,897)	2,806	(2,091)
Equity in (loss) earnings from unconsolidated joint venture properties	(63)	316	253
Equity in earnings from sale of unconsolidated joint venture properties	—	26,402	26,402
Gain on sale of real estate	51,981	(51,544)	437
Gain on insurance recovery	3,227	(3,227)	—
Loss on extinguishment of debt	(593)	593	—
Income from continuing operations	49,655	(24,654)	25,001
(Benefit) provision for taxes	(253)	—	(253)
Income from continuing operations, net of taxes	49,908	(24,654)	25,254
Income attributable to non-controlling interests	(24,686)	24,654	(32)
Net income attributable to common stockholders	$25,222	$—	$25,222

Weighted average number of shares of common stock outstanding:
Basic	14,242,076		14,242,076
Diluted	14,442,076		14,442,076

Per share amounts attributable to common stockholders:
Basic	$1.77		$1.77
Diluted	$1.75		$1.75

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Unaudited Three Months Ended June 30, 2018
	As Previously Reported	Restatement Impact	As Restated
Revenues:
Rental and other revenue from real estate properties	$29,951	$(24,746)	$5,205
Other income	203	—	203
Total revenues	30,154	(24,746)	5,408
Expenses:
Real estate operating expenses	14,459	(12,066)	2,393
Interest expense	8,786	(7,315)	1,471
General and administrative	2,452	—	2,452
Depreciation	10,200	(9,124)	1,076
Total expenses	35,897	(28,505)	7,392
Total revenues less total expenses	(5,743)	3,759	(1,984)
Equity in loss from unconsolidated joint venture properties	(127)	(2,439)	(2,566)
Loss from continuing operations	(5,870)	1,320	(4,550)
Provision for taxes	101	—	101
Loss from continuing operations, net of taxes	(5,971)	1,320	(4,651)
Loss (Income) attributable to non-controlling interests	1,282	(1,320)	(38)
Net loss attributable to common stockholders	$(4,689)	$—	$(4,689)

Weighted average number of shares of common stock outstanding:
Basic	14,411,940		14,411,940
Diluted	14,411,940		14,411,940

Per share amounts attributable to common stockholders:
Basic	$(0.33)		$(0.33)
Diluted	$(0.33)		$(0.33)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Unaudited Six Months Ended June 30, 2018
	Previously Reported	Restatement Impact	Restated
Revenues:
Rental and other revenue from real estate properties	$59,427	$(49,135)	$10,292
Other income	378	—	378
Total revenues	59,805	(49,135)	10,670
Expenses:
Real estate operating expenses	28,657	(23,880)	4,777
Interest expense	17,443	(14,530)	2,913
General and administrative	4,905	—	4,905
Depreciation	19,440	(17,290)	2,150
Total expenses	70,445	(55,700)	14,745
Total revenues less total expenses	(10,640)	6,565	(4,075)
Equity in (loss) income from unconsolidated joint venture properties	(190)	(2,123)	(2,313)
Equity in earnings from sale of unconsolidated joint venture properties	—	26,402	26,402
Gain on sale of real estate	51,981	(51,544)	437
Gain on insurance recovery	3,227	(3,227)	—
Loss on extinguishment of debt	(593)	593	—
Income from continuing operations	43,785	(23,334)	20,451
Benefit for taxes	(152)	—	(152)
Income from continuing operations, net of taxes	43,937	(23,334)	20,603
Income attributable to non-controlling interests	(23,404)	23,334	(70)
Net income (loss) attributable to common stockholders	$20,533	$—	$20,533

Weighted average number of shares of common stock outstanding:
Basic	14,327,477		14,327,477
Diluted	14,527,477		14,527,477

Per share amounts attributable to common stockholders:
Basic	$1.43		$1.43
Diluted	$1.41		$1.41

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Unaudited Three Months Ended September 30, 2018
	As Previously Reported	Restatement Impact	As Restated
Revenues:
Rental and other revenue from real estate properties	$31,283	$(25,156)	$6,127
Other income	198	—	198
Total revenues	31,481	(25,156)	6,325
Expenses:
Real estate operating expenses	15,661	(12,709)	2,952
Interest expense	8,965	(7,186)	1,779
General and administrative	2,002	—	2,002
Depreciation	10,416	(9,047)	1,369
Total expenses	37,044	(28,942)	8,102
Total revenues less total expenses	(5,563)	3,786	(1,777)
Equity in (loss) from unconsolidated joint venture properties	(174)	(1,453)	(1,627)
Gain on sale of real estate	424	—	424
Gain on insurance recovery	1,272	(1,272)	—
Loss from continuing operations	(4,041)	1,061	(2,980)
Provision for taxes	97	—	97
Loss from continuing operations, net of taxes	(4,138)	1,061	(3,077)
Loss (income) attributable to non-controlling interests	1,027	(1,061)	(34)
Net loss attributable to common stockholders	$(3,111)	$—	$(3,111)

Weighted average number of shares of common stock outstanding:
Basic	15,635,953		15,635,953
Diluted	15,635,953		15,635,953

Per share amounts attributable to common stockholders:
Basic	$(0.20)		$(0.20)
Diluted	$(0.20)		$(0.20)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Unaudited Nine Months Ended September 30, 2018
	Previously Reported	Restatement Impact	Restated
Revenues:
Rental and other revenue from real estate properties	$90,710	$(74,291)	$16,419
Other income	$576	—	576
Total revenues	91,286	(74,291)	16,995
Expenses:
Real estate operating expenses	44,318	(36,589)	7,729
Interest expense	26,408	(21,716)	4,692
General and administrative	6,907	—	6,907
Depreciation	29,856	(26,337)	3,519
Total expenses	107,489	(84,642)	22,847
Total revenues less total expenses	(16,203)	10,351	(5,852)
Equity in (loss) from unconsolidated joint venture properties	(364)	(3,576)	(3,940)
Equity in earnings from sale of unconsolidated joint venture properties	—	26,402	26,402
Gain on sale of real estate	52,405	(51,544)	861
Gain on insurance recovery	4,499	(4,499)	—
Loss on extinguishment of debt	(593)	593	—
Income from continuing operations	39,744	(22,273)	17,471
Benefit for taxes	(55)	—	(55)
Income from continuing operations, net of taxes	39,799	(22,273)	17,526
Income attributable to non-controlling interests	(22,377)	22,273	(104)
Net income attributable to common stockholders	$17,422	$—	$17,422

Weighted average number of shares of common stock outstanding:
Basic	14,768,429		14,768,429
Diluted	14,968,429		14,968,429

Per share amounts attributable to common stockholders:
Basic	$1.18		$1.18
Diluted	$1.16		$1.16

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Unaudited Three Months Ended December 31, 2018
	As Previously Reported	Restatement Impact	As Restated
Revenues:
Rental and other revenue from real estate properties	$31,216	$(25,005)	$6,211
Other income	223	—	223
Total revenues	31,439	(25,005)	6,434
Expenses:
Real estate operating expenses	15,224	(12,258)	2,966
Interest expense	8,946	(7,199)	1,747
General and administrative	2,476	—	2,476
Depreciation	10,192	(8,784)	1,408
Total expenses	36,838	(28,241)	8,597
Total revenues less total expenses	(5,399)	3,236	(2,163)
Equity in (loss) income from unconsolidated joint venture properties	(125)	(1,023)	(1,148)
Equity in earnings from sale of unconsolidated joint venture properties	—	11,467	11,467
Gain on sale of real estate	19,514	(19,514)	—
Gain on insurance recovery	1,585	(1,585)	—
Loss on extinguishment of debt	(207)	207	—
Income from continuing operations	15,368	(7,212)	8,156
Provision for taxes	58	(1)	57
Income from continuing operations, net of taxes	15,310	(7,211)	8,099
Income attributable to non-controlling interests	(7,237)	7,211	(26)
Net income attributable to common stockholders	$8,073	$—	$8,073

Weighted average number of shares of common stock outstanding:
Basic	15,744,233		15,744,233
Diluted	15,944,233		15,944,233

Per share amounts attributable to common stockholders:
Basic	$0.51		$0.51
Diluted	$0.51		$0.51

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Unaudited Three Months Ended March 31, 2019
	As Previously Reported	Restatement Impact	As Restated
Revenues:
Rental and other revenue from real estate properties	$30,702	$(23,816)	$6,886
Other income	244	—	244
Total revenues	30,946	(23,816)	7,130
Expenses:
Real estate operating expenses	14,814	(11,638)	3,176
Interest expense	8,769	(6,823)	1,946
General and administrative	2,544	—	2,544
Depreciation	9,617	(8,070)	1,547
Total expenses	35,744	(26,531)	9,213
Total revenues less total expenses	(4,798)	2,715	(2,083)
Equity in loss from unconsolidated joint ventures	(223)	(1,845)	(2,068)
Loss from continuing operations	(5,021)	870	(4,151)
Provision for taxes	62	—	62
Loss from continuing operations, net of taxes	(5,083)	870	(4,213)
Loss (income) attributable to non-controlling interests	836	(870)	(34)
Net loss attributable to common stockholders	$(4,247)	$—	$(4,247)

Weighted average number of shares of common stock outstanding:
Basic	15,886,493		15,886,493
Diluted	15,886,493		15,886,493

Per share amounts attributable to common stockholders:
Basic	$(0.27)		$(0.27)
Diluted	$(0.27)		$(0.27)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Unaudited Three Months Ended June 30, 2019
	As Previously Reported	Restatement Impact	As Restated
Revenues:
Rental and other revenue from real estate properties	$32,930	$(25,833)	$7,097
Other income	190	—	190
Total revenues	33,120	(25,833)	7,287
Expenses:
Real estate operating expenses	16,100	(12,775)	3,325
Interest expense	9,739	(7,690)	2,049
General and administrative	2,481	—	2,481
Depreciation	10,347	(8,919)	1,428
Total expenses	38,667	(29,384)	9,283
Total revenues less total expenses	(5,547)	3,551	(1,996)
Equity in loss from unconsolidated joint ventures	(161)	(2,057)	(2,218)
Gain on insurance recovery	517	(517)	—
Loss from continuing operations	(5,191)	977	(4,214)
Provision for taxes	59	—	59
Loss from continuing operations, net of taxes	(5,250)	977	(4,273)
Loss (income) attributable to non-controlling interests	933	(977)	(44)
Net loss attributable to common stockholders	$(4,317)	$—	$(4,317)

Weighted average number of shares of common stock outstanding:
Basic	15,900,316		15,900,316
Diluted	15,900,316		15,900,316

Per share amounts attributable to common stockholders:
Basic	$(0.27)		$(0.27)
Diluted	$(0.27)		$(0.27)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Unaudited Six Months Ended June 30, 2019
	Previously Reported	Restatement Impact	Restated
Revenues:
Rental and other revenue from real estate properties	$63,632	$(49,649)	$13,983
Other income	434	—	434
Total revenues	64,066	(49,649)	14,417
Expenses:
Real estate operating expenses	30,914	(24,413)	6,501
Interest expense	18,508	(14,513)	3,995
General and administrative	5,025	—	5,025
Depreciation	19,964	(16,989)	2,975
Total expenses	74,411	(55,915)	18,496
Total revenues less total expenses	(10,345)	6,266	(4,079)
Equity in (loss) income from unconsolidated joint venture properties	(384)	(3,902)	(4,286)
Gain on insurance recovery	517	(517)	—
Income from continuing operations	(10,212)	1,847	(8,365)
Provision for taxes	121	—	121
Income from continuing operations, net of taxes	(10,333)	1,847	(8,486)
Loss (income) attributable to non-controlling interests	1,769	(1,847)	(78)
Net loss attributable to common stockholders	$(8,564)	$—	$(8,564)

Weighted average number of shares of common stock outstanding:
Basic	15,893,443		15,893,443
Diluted	15,893,443		15,893,443

Per share amounts attributable to common stockholders:
Basic	$(0.54)		$(0.54)
Diluted	$(0.54)		$(0.54)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Unaudited Three Months Ended September 30, 2019
	As Previously Reported	Restatement Impact	As Restated
Revenues:
Rental and other revenue from real estate properties	$33,875	$(27,614)	$6,261
Other income	161	—	161
Total revenues	34,036	(27,614)	6,422
Expenses:
Real estate operating expenses	16,281	(13,540)	2,741
Interest expense	9,845	(7,975)	1,870
General and administrative	2,430	—	2,430
Depreciation	9,950	(8,577)	1,373
Total expenses	38,506	(30,092)	8,414
Total revenues less total expenses	(4,470)	2,478	(1,992)
Equity in loss from unconsolidated joint ventures	(259)	(2,131)	(2,390)
Gain on sale of real estate	9,938	—	9,938
Loss on extinguishment of debt	(1,766)	379	(1,387)
Income from continuing operations	3,443	726	4,169
Provision for taxes	98	—	98
Income from continuing operations, net of taxes	3,345	726	4,071
(Income) attributable to non-controlling interests	(73)	(726)	(799)
Net income attributable to common stockholders	$3,272	$—	$3,272

Weighted average number of shares of common stock outstanding:
Basic	15,913,975		15,913,975
Diluted	16,113,975		16,113,975

Per share amounts attributable to common stockholders:
Basic	$0.21		$0.21
Diluted	$0.20		$0.20

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Unaudited Nine Months Ended September 30, 2019
	Previously Reported	Restatement Impact	Restated
Revenues:
Rental and other revenue from real estate properties	$97,507	$(77,263)	$20,244
Other income	$595	—	595
Total revenues	98,102	(77,263)	20,839
Expenses:
Real estate operating expenses	47,195	(37,953)	9,242
Interest expense	28,353	(22,488)	5,865
General and administrative	7,455	—	7,455
Depreciation	29,914	(25,566)	4,348
Total expenses	112,917	(86,007)	26,910
Total revenues less total expenses	(14,815)	8,744	(6,071)
Equity in (loss) from unconsolidated joint venture properties	(643)	(6,033)	(6,676)
Gain on sale of real estate	9,938	—	9,938
Gain on insurance recovery	517	(517)	—
Loss on extinguishment of debt	(1,766)	379	(1,387)
Income from continuing operations	(6,769)	2,573	(4,196)
Provision for taxes	219	—	219
Loss from continuing operations, net of taxes	(6,988)	2,573	(4,415)
Loss (income) attributable to non-controlling interests	1,696	(2,573)	(877)
Net loss attributable to common stockholders	$(5,292)	$—	$(5,292)

Weighted average number of shares of common stock outstanding:
Basic	15,900,362		15,900,362
Diluted	15,900,362		15,900,362

Per share amounts attributable to common stockholders:
Basic	$(0.33)		$(0.33)
Diluted	$(0.33)		$(0.33)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Unaudited Three Months Ended March 31, 2018
	As Previously Reported	Restatement Impact	As Restated
Net income	$49,908	$(24,654)	$25,254
Other comprehensive income:
Unrealized gain on derivative instruments	1,132	(1,115)	17
Other comprehensive income	1,132	(1,115)	17
Comprehensive income	51,040	(25,769)	25,271
Comprehensive income attributable to non-controlling interests	$(25,032)	24,997	(35)
Comprehensive income attributable to common stockholders	$26,008	$(772)	$25,236

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Unaudited Three Months Ended June 30, 2018
	As Previously Reported	Restatement Impact	As Restated
Net loss	$(5,971)	$1,320	$(4,651)
Other comprehensive (loss) income:
Unrealized gain on derivative instruments	398	(391)	7
Other comprehensive income	398	(391)	7
Comprehensive loss	(5,573)	929	(4,644)
Comprehensive loss (income) attributable to non-controlling interests	$1,160	(1,199)	(39)
Comprehensive loss attributable to common stockholders	$(4,413)	$(270)	$(4,683)

	Unaudited Six Months Ended June 30, 2018
	As Previously Reported	Restatement Impact	As Restated
Net loss	$43,937	$(23,334)	$20,603
Other comprehensive (loss) income:
Unrealized gain on derivative instruments	1,530	(1,506)	24
Other comprehensive income	1,530	(1,506)	24
Comprehensive income	45,467	(24,840)	20,627
Comprehensive income attributable to non-controlling interests	$(23,872)	23,798	(74)
Comprehensive income attributable to common stockholders	$21,595	$(1,042)	$20,553

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Unaudited Three Months Ended September 30, 2018
	As Previously Reported	Restatement Impact	As Restated
Net loss	$(4,138)	$1,061	$(3,077)
Other comprehensive income:
Unrealized gain on derivative instruments	316	(311)	5
Other comprehensive income	316	(311)	5
Comprehensive loss	(3,822)	750	(3,072)
Comprehensive loss (income) attributable to non-controlling interests	$934	(969)	(35)
Comprehensive loss attributable to common stockholders	$(2,888)	$(219)	$(3,107)

	Unaudited Nine Months Ended September 30, 2018
	As Previously Reported	Restatement Impact	As Restated
Net income	$39,799	$(22,273)	$17,526
Other comprehensive income:
Unrealized gain on derivative instruments	1,846	(1,817)	29
Other comprehensive income	1,846	(1,817)	29
Comprehensive income	41,645	(24,090)	17,555
Comprehensive (income) attributable to non-controlling interests	$(22,938)	22,829	(109)
Comprehensive income attributable to common stockholders	$18,707	$(1,261)	$17,446

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Unaudited Three Months Ended December 31, 2018
	As Previously Reported	Restatement Impact	As Restated
Net income	$15,310	$(7,211)	$8,099
Other comprehensive loss:
Unrealized loss on derivative instruments	(1,359)	1,342	(17)
Other comprehensive loss	(1,359)	1,342	(17)
Comprehensive income	13,951	(5,869)	8,082
Comprehensive income attributable to non-controlling interests	$(6,819)	6,796	(23)
Comprehensive income attributable to common stockholders	$7,132	$927	$8,059

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Unaudited Three Months Ended March 31, 2019
	As Previously Reported	Restatement Impact	As Restated
Net loss	$(5,083)	$870	$(4,213)
Other comprehensive loss:
Unrealized loss on derivative instruments	(869)	860	(9)
Other comprehensive loss	(869)	860	(9)
Comprehensive loss	(5,952)	1,730	(4,222)
Comprehensive loss (income) attributable to non-controlling interests	$1,100	(1,132)	(32)
Comprehensive loss attributable to common stockholders	$(4,852)	$598	$(4,254)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Unaudited Three Months Ended June 30, 2019
	As Previously Reported	Restatement Impact	As Restated
Net loss	$(5,250)	$977	$(4,273)
Other comprehensive (loss) income:
Unrealized loss on derivative instruments	(1,353)	1,338	(15)
Other comprehensive loss	(1,353)	1,338	(15)
Comprehensive income	(6,603)	2,315	(4,288)
Comprehensive loss (income) attributable to non-controlling interests	$1,346	(1,388)	(42)
Comprehensive loss attributable to common stockholders	$(5,257)	$927	$(4,330)

	Unaudited Six Months Ended June 30, 2019
	As Previously Reported	Restatement Impact	As Restated
Net loss	$(10,333)	$1,847	$(8,486)
Other comprehensive (loss) income:
Unrealized loss on derivative instruments	(2,222)	2,198	(24)
Other comprehensive loss	(2,222)	2,198	(24)
Comprehensive income	(12,555)	4,045	(8,510)
Comprehensive loss (income) attributable to non-controlling interests	$2,446	(2,520)	(74)
Comprehensive loss attributable to common stockholders	$(10,109)	$1,525	$(8,584)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Unaudited Three Months Ended September 30, 2019
	As Previously Reported	Restatement Impact	As Restated
Net income	$3,345	$726	$4,071
Other comprehensive (loss) income:
Unrealized loss on derivative instruments	(322)	319	(3)
Other comprehensive loss	(322)	319	(3)
Comprehensive income	3,023	1,045	4,068
Comprehensive loss (income) attributable to non-controlling interests	31	(830)	(799)
Comprehensive income attributable to common stockholders	$3,054	$215	$3,269

	Unaudited Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Impact	As Restated
Net loss	$(6,988)	$2,573	$(4,415)
Other comprehensive loss:
Unrealized loss on derivative instruments	(2,544)	2,517	(27)
Other comprehensive loss	(2,544)	2,517	(27)
Comprehensive loss	(9,532)	5,090	(4,442)
Comprehensive loss (income) attributable to non-controlling interests	2,477	(3,350)	(873)
Comprehensive loss attributable to common stockholders	$(7,055)	$1,740	$(5,315)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2018
(Dollars in thousands, except share data)

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total
As Previously Reported
Balances, December 31, 2017	$133	$202,225	$1,346	(33,292)	$72,935	$243,347
Distributions - Common Stock - $0.20 per share	—	—	—	(2,897)	—	(2,897)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	297	—	—	—	297
Consolidation of investment in limited partnership	—	—	—	—	12,370	12,370
Contributions from non-controlling interests	—	—	—	—	18,088	18,088
Distributions to non-controlling interests	—	—	—	—	(32,020)	(32,020)
Purchase of non-controlling interest	—	(82)	—	—	(168)	(250)
Shares issued through equity offering program, net	2	1,399	—	—	—	1,401
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	25,222	24,686	49,908
Other comprehensive income	—	—	786	—	346	1,132
Comprehensive income	—	—	—	—	—	51,040
Balances, March 31, 2018	$136	$203,838	$2,132	$(10,967)	$96,237	$291,376

Restatement Impact
Balances, December 31, 2017	$—	$—	$(1,348)	$—	$(72,458)	$(73,806)
Distributions - Common Stock - $0.20 per share	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	—	—	—	—	—
Consolidation of investment in limited partnership	—	—	—	—	(12,370)	(12,370)
Contributions from non-controlling interests	—	—	—	—	(18,088)	(18,088)
Distributions to non-controlling interests	—	—	—	—	32,018	32,018
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	—	(24,654)	(24,654)
Other comprehensive income	—	—	(770)	—	(345)	(1,115)
Comprehensive income	—	—	—	—	—	(25,769)
Restatement Impact Balances, March 31, 2018	$—	$—	$(2,118)	$—	$(95,897)	$(98,015)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total

As Restated
Balances, December 31, 2017	133	202,225	(2)	(33,292)	477	169,541
Distributions - Common Stock - $0.20 per share	—	—	—	(2,897)	—	(2,897)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	297	—	—	—	297
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(2)	(2)
Purchase of non-controlling interest	—	(82)	—	—	(168)	(250)
Shares issued through equity offering program, net	2	1,399	—	—	—	1,401
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	25,222	32	25,254
Other comprehensive income	—	—	16	—	1	17
Comprehensive income	—	—	—	—	—	25,271
Impact Balances, March 31, 2018	$136	$203,838	$14	$(10,967)	$340	$193,361

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2018
(Dollars in thousands, except share data)

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total
As Previously Reported
Balances, March 31, 2018	$136	$203,838	$2,132	(10,967)	$96,237	$291,376
Distributions - Common Stock - $0.20 per share	—	—	—	(2,970)	—	(2,970)
Compensation expense—restricted stock and restricted stock units	—	361	—	—	—	361
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	9,930	9,930
Distributions to non-controlling interests	—	—	—	—	(2,163)	(2,163)
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	8	10,517	—	—	—	10,525
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	(4,689)	(1,282)	(5,971)
Other comprehensive income	—	—	276	—	122	398
Comprehensive income	—	—	—	—	—	(5,573)
Balances, June 30, 2018	$144	$214,716	$2,408	$(18,626)	$102,844	$301,486

Restatement Impact
Balances, March 31, 2018	$—	$—	$(2,118)	$—	$(95,897)	$(98,015)
Distributions - Common Stock - $0.20 per share	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	—	—	—	—	—
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	(9,930)	(9,930)
Distributions to non-controlling interests	—	—	—	—	2,153	2,153
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	—	1,320	1,320
Other comprehensive income	—	—	(270)	—	(121)	(391)
Comprehensive income	—	—	—	—	—	929
Restatement Impact Balances, June 30, 2018	$—	$—	$(2,388)	$—	$(102,475)	$(104,863)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total
As Restated
Balances, March 31, 2018	136	203,838	14	(10,967)	340	193,361
Distributions - Common Stock - $0.20 per share	—	—	—	(2,970)	—	(2,970)
Compensation expense—restricted stock and restricted stock units	—	361	—	—	—	361
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(10)	(10)
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	8	10,517	—	—	—	10,525
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	(4,689)	38	(4,651)
Other comprehensive income	—	—	6	—	1	7
Comprehensive income	—	—	—	—	—	(4,644)
Impact Balances, June 30, 2018	$144	$214,716	$20	$(18,626)	$369	$196,623

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2018
(Dollars in thousands, except share data)

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total
As Previously Reported
Balances, June 30, 2018	$144	$214,716	$2,408	(18,626)	$102,844	$301,486
Distributions - Common Stock - $0.20 per share	—	—	—	(3,190)	—	(3,190)
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	15	—	—	—	15
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(1,525)	(1,525)
Purchase of non-controlling interest	—	(3,035)	—	—	(1,889)	(4,924)
Shares issued through equity offering program, net	6	8,480	—	—	—	8,486
Shares repurchased	—	(41)	—	—	—	(41)
Net income	—	—	—	(3,111)	(1,027)	(4,138)
Other comprehensive income	—	—	221	—	95	316
Comprehensive income	—	—	—	—	—	(3,822)
Balances, September 30, 2018	$150	$220,135	$2,629	$(24,927)	$98,498	$296,485

Restatement Impact
Balances, June 30, 2018	$—	$—	$(2,388)	$—	$(102,475)	$(104,863)
Distributions - Common Stock - $0.20 per share	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	—	—	—	—	—
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	1,463	1,463
Purchase of non-controlling interest	—	3,035	—	—	1,889	4,924
Shares issued through equity offering program, net	—	3	—	—	—	3
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	—	1,061	1,061
Other comprehensive income	—	—	(217)	—	(94)	(311)
Comprehensive income	—	—	—	—	—	750
Restatement Impact Balances, September 30, 2018	$—	$3,038	$(2,605)	$—	$(98,156)	$(97,723)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total

As Restated
Balances, June 30, 2018	144	214,716	20	(18,626)	369	196,623
Distributions - Common Stock - $0.20 per share	—	—	—	(3,190)	—	(3,190)
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	15	—	—	—	15
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(62)	(62)
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	6	8,483	—	—	—	8,489
Shares repurchased	—	(41)	—	—	0	(41)
Net income	—	—	—	(3,111)	34	(3,077)
Other comprehensive income	—	—	4	—	1	5
Comprehensive income	—	—	—	—	—	(3,072)
Balances, September 30, 2018	$150	$223,173	$24	$(24,927)	$342	$198,762

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended December 31, 2018
(Dollars in thousands, except share data)

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total
As Previously Reported
Balances, September 30, 2018	$150	$220,135	$2,629	(24,927)	$98,498	$296,485
Distributions - Common Stock - $0.20 per share	—	—	—	(3,190)	—	(3,190)
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	323	—	—	—	323
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	1,435	1,435
Distributions to non-controlling interests	—	—	—	—	(15,070)	(15,070)
Purchase of non-controlling interest	—	(3,357)	—	—	(97)	(3,454)
Shares issued through equity offering program, net	—	—	—	—	—	—
Shares repurchased	—	(120)	—	—	—	(120)
Net income	—	—	—	8,073	7,237	15,310
Other comprehensive income	—	—	(941)	—	(418)	(1,359)
Comprehensive income	—	—	—	—	—	13,951
Balances, December 31, 2018	$150	$216,981	$1,688	$(20,044)	$91,585	$290,360

Restatement Impact
Balances, September 30, 2018	$—	$3,038	$(2,605)	$—	$(98,156)	$(97,723)
Distributions - Common Stock - $0.20 per share	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units *	—	(3)	—	—	—	(3)
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	(1,435)	(1,435)
Distributions to non-controlling interests	—	—	—	—	15,035	15,035
Purchase of non-controlling interest	—	3,357	—	—	97	3,454
Shares issued through equity offering program, net	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	—	(7,211)	(7,211)
Other comprehensive income	—	—	926	—	416	1,342
Comprehensive income	—	—	—	—	—	(5,869)
Restatement Impact Balances, December 31, 2018	$—	$6,392	$(1,679)	$—	$(91,254)	$(86,541)
*denotes rounding difference

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total
As Restated
Balances, September 30, 2018	150	223,173	24	(24,927)	342	198,762
Distributions - Common Stock - $0.20 per share	—	—	—	(3,190)	—	(3,190)
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	320	—	—	—	320
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(35)	(35)
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	—	—	—	—	—	—
Shares repurchased	—	(120)	—	—	0	(120)
Net income	—	—	—	8,073	26	8,099
Other comprehensive income	—	—	(15)	—	(2)	(17)
Comprehensive income	—	—	—	—	—	8,082
Balances, December 31, 2018	$150	$223,373	$9	$(20,044)	$331	$203,819

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months March 31, 2019
(Dollars in thousands, except share data)

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total
As Previously Reported
Balances, December 31, 2018	$150	$216,981	$1,688	(20,044)	$91,585	$290,360
Distributions - Common Stock - $0.20 per share	—	—	—	(3,221)	—	(3,221)
Restricted stock vesting	2	(2)	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	365	—	—	—	365
Consolidation of investment in limited partnership	—	—	—	—	6,047	6,047
Contributions from non-controlling interests	—	—	—	—	264	264
Distributions to non-controlling interests	—	—	—	—	(2,345)	(2,345)
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	(4,247)	(836)	(5,083)
Other comprehensive income	—	—	(606)	—	(263)	(869)
Comprehensive income	—	—	—	—	—	(5,952)
Balances, March 31, 2019	$152	$217,344	$1,082	$(27,512)	$94,452	$285,518

Restatement Impact
Balances, December 31, 2018	$—	$6,392	$(1,679)	$—	$(91,254)	$(86,541)
Distributions - Common Stock - $0.20 per share	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	—	—	—	—	—
Consolidation of investment in limited partnership	—	—	—	—	(6,047)	(6,047)
Contributions from non-controlling interests	—	—	—	—	(264)	(264)
Distributions to non-controlling interests	—	—	—	—	2,299	2,299
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	—	870	870
Other comprehensive income	—	—	599	—	261	860
Comprehensive income	—	—	—	—	—	1,730
Restatement Impact Balances, March 31, 2019	$—	$6,392	$(1,080)	$—	$(94,135)	$(88,823)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total

As Restated
Balances, December 31, 2018	150	223,373	9	(20,044)	331	203,819
Distributions - Common Stock - $0.20 per share	—	—	—	(3,221)	—	(3,221)
Restricted stock vesting	2	(2)	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	365	—	—	—	365
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(46)	(46)
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	(4,247)	34	(4,213)
Other comprehensive income	—	—	(7)	—	(2)	(9)
Comprehensive income	—	—	—	—	—	(4,222)
Balances, March 31, 2019	$152	$223,736	$2	$(27,512)	$317	$196,695

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months June 30, 2019
(Dollars in thousands, except share data)

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total
As Previously Reported
Balances, March 31, 2019	$152	$217,344	$1,082	(27,512)	$94,452	$285,518
Distributions - Common Stock - $0.20 per share	—	—	—	(3,220)	—	(3,220)
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	373	—	—	—	373
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	3,027	3,027
Distributions to non-controlling interests	—	—	—	—	(2,264)	(2,264)
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	—	—	—	—	—	—
Shares repurchased - 3,590 shares	—	(46)	—	—	—	(46)
Net income	—	—	—	(4,317)	(933)	(5,250)
Other comprehensive income	—	—	(939)	—	(414)	(1,353)
Comprehensive income	—	—	—	—	—	(6,603)
Balances, June 30, 2019	$152	$217,671	$143	$(35,049)	$93,868	$276,785

Restatement Impact
Balances, March 31, 2019	$—	$6,392	$(1,080)	$—	$(94,135)	$(88,823)
Distributions - Common Stock - $0.20 per share	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	—	—	—	—	—
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	(3,027)	(3,027)
Distributions to non-controlling interests	—	—	—	—	2,225	2,225
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	—	977	977
Other comprehensive income	—	—	926	—	412	1,338
Comprehensive income	—	—	—	—	—	2,315
Restatement Impact Balances, June 30, 2019	$—	$6,392	$(154)	$—	$(93,548)	$(87,310)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total

As Restated
Balances, March 31, 2019	152	223,736	2	(27,512)	317	196,695
Distributions - Common Stock - $0.20 per share	—	—	—	(3,220)	—	(3,220)
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	373	—	—	—	373
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(39)	(39)
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	—	—	—	—	—	—
Shares repurchased	—	(46)	—	—	—	(46)
Net income	—	—	—	(4,317)	44	(4,273)
Other comprehensive income	—	—	(13)	—	(2)	(15)
Comprehensive income	—	—	—	—	—	(4,288)
Balances, June 30, 2019	$152	$224,063	$(11)	$(35,049)	$320	$189,475

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months September 30, 2019
(Dollars in thousands, except share data)

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total
As Previously Reported
Balances, June 30, 2019	$152	$217,671	$143	(35,049)	$93,868	$276,785
Distributions - Common Stock - $0.20 per share	—	—	—	(3,554)	—	(3,554)
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	372	—	—	—	372
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	1,237	1,237
Distributions to non-controlling interests	—	—	—	—	(3,510)	(3,510)
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	—	774	—	—	—	774
Shares repurchased - 3,590 shares	—	—	—	—	—	—
Net income	—	—	—	3,272	73	3,345
Other comprehensive income	—	—	(218)	—	(104)	(322)
Comprehensive income	—	—	—	—	—	3,023
Balances, September 30, 2019	$152	$218,817	$(75)	$(35,331)	$91,564	$275,127

Restatement Impact
Balances, June 30, 2019	$—	$6,392	$(154)	$—	$(93,548)	$(87,310)
Distributions - Common Stock - $0.20 per share	—	—	—	—	—	—
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	—	—	—	—	—
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	(1,237)	(1,237)
Distributions to non-controlling interests	—	—	—	—	2,376	2,376
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	—	726	726
Other comprehensive income	—	—	215	—	104	319
Comprehensive income	—	—	—	—	—	1,045
Restatement Impact Balances, September 30, 2019	$—	$6,392	$61	$—	$(91,579)	$(85,126)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total

As Restated
Balances, June 30, 2019	152	224,063	(11)	(35,049)	320	189,475
Distributions - Common Stock - $0.20 per share	—	—	—	(3,554)	—	(3,554)
Restricted stock vesting	—	—	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	372	—	—	—	372
Consolidation of investment in limited partnership	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(1,134)	(1,134)
Purchase of non-controlling interest	—	—	—	—	—	—
Shares issued through equity offering program, net	—	774	—	—	—	774
Shares repurchased	—	—	—	—	—	—
Net income	—	—	—	3,272	799	4,071
Other comprehensive income	—	—	(3)	—	—	(3)
Comprehensive income	—	—	—	—	—	4,068
Balances, September 30, 2019	$152	$225,209	$(14)	$(35,331)	$(15)	$190,001

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Unaudited Three Months Ended March 31, 2018
	As Previously Reported	Restatement Impact	As Restated
Cash flows from operating activities:
Net income	$49,908	(24,654)	25,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,240	(8,166)	1,074
Amortization of deferred financing fees	378	(319)	59
Amortization of restricted stock	298	—	298
Equity in earnings (loss) of unconsolidated joint ventures	63	(316)	(253)
Equity in earnings on sale of real estate of unconsolidated joint ventures	—	(26,402)	(26,402)
Gain on sale of real estate	(51,981)	51,544	(437)
Gain on insurance recovery	(3,227)	3,227	—
Loss on extinguishment of debt	593	(593)	—
Distributions from equity in earnings of unconsolidated joint ventures	—	15,180	15,180
Increases and decreases from changes in other assets and liabilities:
Decrease in deposits and escrows	3,536	2,017	5,553
(Increase) decrease in accounts payable and accrued liabilities	(3,499)	3,558	59
Decrease (increase) in other assets	6,300	(6,400)	(100)
Other	—	—	—
Net cash provided by operating activities	11,609	8,676	20,285
Cash flows from investing activities:
Collections from real estate loans	150	—	150
Additions to real estate properties	(88,991)	88,991	—
Net costs capitalized to real estate owned	(3,637)	3,562	(75)
Purchase of non-controlling interest	(250)	—	(250)
Consolidation of investment in joint venture	1,279	(1,279)	—
Proceeds from the sale of real estate owned	146,901	(146,464)	437
Distributions from unconsolidated joint ventures	207	27,741	27,948
Contributions to unconsolidated joint ventures	(12,370)	(20,440)	(32,810)
Net cash (used in) provided by investing activities	43,289	(47,889)	(4,600)
Cash flows from financing activities:
Proceeds from mortgages payable	54,475	(54,475)	—
Mortgage payoffs	(75,437)	75,437	—
Mortgage principal payments	(1,197)	664	(533)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Unaudited Three Months Ended March 31, 2018
	As Previously Reported	Restatement Impact	As Restated
Increase in deferred financing costs	(437)	437	—
Dividends paid	(2,856)	—	(2,856)
Contributions from non-controlling interests	18,088	(18,088)	—
Distributions to non-controlling interests	(32,020)	32,018	(2)
Proceeds from the sale of common stock	1,401	—	1,401
Net cash provided by (used in) financing activities	(37,983)	35,993	(1,990)
Net increase in cash, cash equivalents and restricted cash	16,915	(3,220)	13,695
Cash, cash equivalents and restricted cash at beginning of year	21,761	(7,938)	13,823
Cash, cash equivalents and restricted cash at end of year	$38,676	(11,158)	$27,518

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$8,254	$(6,902)	$1,352
Cash paid during the year for income and excise taxes	$14	$—	$14

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Unaudited Six Months Ended June 30, 2018
	As Previously Reported	Restatement Impact	As Restated
Cash flows from operating activities:
Net income	$43,937	(23,334)	$20,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,440	(17,290)	2,150
Amortization of deferred financing fees	766	(652)	114
Amortization of restricted stock	658	—	658
Equity in earnings (loss) of unconsolidated joint ventures	190	2,123	2,313
Equity in earnings on sale of real estate of unconsolidated joint ventures	—	(26,402)	(26,402)
Gain on sale of real estate	(51,981)	51,544	(437)
Gain on insurance recovery	(3,227)	3,227	—
Loss on extinguishment of debt	593	(593)	—
Distributions from equity in earnings of unconsolidated joint ventures	—	15,180	15,180
Increases and decreases from changes in other assets and liabilities:
Decrease in deposits and escrows	3,926	1,066	4,992
(Increase) decrease in accounts payable and accrued liabilities	2,007	(1,640)	367
Decrease (increase) in other assets	5,138	(5,350)	(212)
Net cash provided by operating activities	21,447	(2,121)	19,326
Cash flows from investing activities:
Collections from real estate loans	300	—	300
Additions to real estate properties	(140,433)	140,433	—
Net costs capitalized to real estate owned	(10,019)	9,854	(165)
Investment in joint venture	(12,370)	12,370
Purchase of non-controlling interest	(250)	—	(250)
Consolidation of investment in joint venture	1,279	(1,279)	—
Proceeds from the sale of real estate owned	146,901	(146,464)	437
Distributions from unconsolidated joint ventures	381	30,950	31,331
Contributions to unconsolidated joint ventures	—	(47,010)	(47,010)
Net cash (used in) provided by investing activities	(14,211)	(1,146)	(15,357)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Unaudited Six Months Ended June 30, 2018
	As Previously Reported	Restatement Impact	As Restated
Cash flows from financing activities:
Proceeds from mortgages payable	82,524	(82,524)	—
Mortgage payoffs	(75,436)	75,436	—
Mortgage principal payments	(2,424)	1,373	(1,051)
Increase in deferred financing costs	(943)	943	—
Dividends paid	(5,788)	—	(5,788)
Contributions from non-controlling interests	28,018	(28,018)	—
Distributions to non-controlling interests	(34,183)	34,170	(13)
Proceeds from the sale of common stock	11,926	—	11,926
Net cash provided by (used in) financing activities	3,694	1,380	5,074
Net increase in cash, cash equivalents and restricted cash	10,930	(1,887)	9,043
Cash, cash equivalents and restricted cash at beginning of year	21,761	(7,938)	13,823
Cash, cash equivalents and restricted cash at end of year	$32,691	(9,825)	$22,866

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$15,859	$(13,153)	$2,706
Cash paid during the year for income and excise taxes	$114	$—	$114

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Unaudited Nine Months September 30, 2018
	As Previously Reported	Restatement Impact	As Restated
Cash flows from operating activities:
Net income	$39,799	(22,273)	$17,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,856	(26,337)	3,519
Amortization of deferred financing fees	1,068	(884)	184
Amortization of restricted stock	673	—	673
Equity in earnings (loss) of unconsolidated joint ventures	364	3,576	3,940
Equity in earnings on sale of real estate of unconsolidated joint ventures	—	(26,402)	(26,402)
Gain on sale of real estate	(52,405)	51,544	(861)
Gain on insurance recovery	(4,499)	4,499	—
Loss on extinguishment of debt	593	(593)	—
Distributions from equity in earnings of unconsolidated joint ventures	—	15,180	15,180
Increases and decreases from changes in other assets and liabilities:
Decrease in deposits and escrows	2,732	1,520	4,252
(Increase) decrease in accounts payable and accrued liabilities	6,823	(6,502)	321
Decrease (increase) in other assets	5,219	(5,650)	(431)
Other	—	(4)	(4)
Net cash provided by operating activities	30,223	(12,326)	17,897
Cash flows from investing activities:
Collections from real estate loans	450	—	450
Additions to real estate properties	(151,030)	151,030	—
Net costs capitalized to real estate owned	(15,159)	14,881	(278)
Investment in joint venture	(12,370)	12,370
Purchase of partner interests	—	(4,667)	(4,667)
Purchase of non-controlling interest	(5,172)	4,922	(250)
Consolidation of investment in joint venture	1,279	(1,279)	—
Proceeds from the sale of real estate owned	147,325	(146,464)	861
Distributions from unconsolidated joint ventures	673	33,682	34,355
Contributions to unconsolidated joint ventures	—	(47,010)	(47,010)
Net cash (used in) provided by investing activities	(34,004)	17,465	(16,539)

Cash flows from financing activities:
Proceeds from mortgages payable	92,502	(92,502)	—

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Unaudited Nine Months September 30, 2018
	As Previously Reported	Restatement Impact	As Restated
Mortgage payoffs	(75,436)	75,436	—
Mortgage principal payments	(3,802)	2,136	(1,666)
Increase in deferred financing costs	(940)	940	—
Dividends paid	(8,939)	—	(8,939)
Contributions from non-controlling interests	28,018	(28,018)	—
Distributions to non-controlling interests	(35,707)	35,632	(75)
Proceeds from the sale of common stock	20,411	—	20,411
Repurchase of shares of common stock	(41)	—	(41)
Net cash provided by (used in) financing activities	16,066	(6,376)	9,690
Net increase in cash, cash equivalents and restricted cash	12,285	(1,237)	11,048
Cash, cash equivalents and restricted cash at beginning of year	21,761	(7,938)	13,823
Cash, cash equivalents and restricted cash at end of year	$34,046	(9,175)	$24,871

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$25,284	$(20,974)	$4,310
Cash paid during the year for income and excise taxes	$216	$—	$216

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Unaudited Three Months Ended March 31, 2019
	As Previously Reported	Restatement Impact	As Restated
Cash flows from operating activities:
Net loss	$(5,083)	$870	$(4,213)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,617	(8,070)	1,547
Amortization of deferred financing fees	379	(306)	73
Amortization of restricted stock	365	—	365
Equity in loss of unconsolidated joint ventures	223	1,845	2,068
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in deposits and escrows	7,062	(6,372)	690
(Decrease) increase in accounts payable and accrued liabilities	(2,314)	4,018	1,704
Increase in other assets	(1,757)	(161)	(1,918)
Other	—	—	—
Net cash provided by operating activities	8,492	(8,176)	316
Cash flows from investing activities:
Collections from real estate loans	150	—	150
Additions to real estate properties	(6,903)	6,903	—
Net costs capitalized to real estate owned	(2,177)	1,787	(390)
Investment in joint venture	(11,231)	11,231	—
Consolidation of investment in joint venture	1,458	(1,458)	—
Distributions from unconsolidated joint ventures	484	3,617	4,101
Contributions to unconsolidated joint ventures	—	(12,287)	(12,287)
Net cash (used in) provided by investing activities	(18,219)	9,793	(8,426)

Cash flows from financing activities:
Proceeds from mortgages payable	13,880	(13,880)	—
Mortgage payoffs	(9,200)	9,200	—
Mortgage principal payments	(1,304)	529	(775)
Increase in deferred financing costs	(120)	120	—
Dividends paid	(3,181)	—	(3,181)
Contributions from non-controlling interests	264	(264)	—
Distributions to non-controlling interests	(2,345)	2,299	(46)
(Increase) decrease in deferred costs - credit line/mortgage	—	—	—

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Unaudited Three Months Ended March 31, 2019
	As Previously Reported	Restatement Impact	As Restated
Net cash provided by (used in) financing activities	(2,006)	(1,996)	(4,002)
Net increase in cash, cash equivalents and restricted cash	(11,733)	(379)	(12,112)
Cash, cash equivalents and restricted cash at beginning of year	40,608	(8,889)	31,719
Cash, cash equivalents and restricted cash at end of year	$28,875	(9,268)	$19,607

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$8,769	$(6,906)	$1,863
Cash paid during the year for income and excise taxes	$10	$—	$10

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Unaudited Six Months Ended June 30, 2019
	As Previously Reported	Restatement Impact	As Restated
Cash flows from operating activities:
Net loss	$(10,333)	1,847	$(8,486)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,964	(16,989)	2,975
Amortization of deferred financing fees	937	(780)	157
Amortization of restricted stock	738	—	738
Equity in loss of unconsolidated joint ventures	384	3,902	4,286
Gain on insurance recovery	(517)	517	—
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in deposits and escrows	4,861	(4,556)	305
(Decrease) increase in accounts payable and accrued liabilities	1,604	3,168	4,772
Increase in other assets	(2,358)	(351)	(2,709)
Net cash provided by operating activities	15,280	(13,242)	2,038
Cash flows from investing activities:
Collections from real estate loans	300	—	300
Additions to real estate properties	(56,840)	56,840	—
Net costs capitalized to real estate owned	(4,755)	3,894	(861)
Investment in joint venture	(11,231)	11,231	—
Consolidation of investment in joint venture	1,458	(1,458)	—
Distributions from unconsolidated joint ventures	898	7,625	8,523
Contributions to unconsolidated joint ventures	—	(24,348)	(24,348)
Net cash (used in) provided by investing activities	(70,170)	53,784	(16,386)

Cash flows from financing activities:
Proceeds from mortgages payable	82,325	(82,325)	—
Increase in other borrowed funds	—	—	—
Mortgage payoffs	(38,200)	38,200	—
Mortgage principal payments	(2,721)	1,193	(1,528)
Proceeds from credit facility	9,000	—	9,000
Increase in deferred financing costs	(1,098)	1,015	(83)
Dividends paid	(6,361)	—	(6,361)
Contributions from non-controlling interests	3,291	(3,291)	—
Distributions to non-controlling interests	(4,610)	4,524	(86)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Unaudited Six Months Ended June 30, 2019
	As Previously Reported	Restatement Impact	As Restated
Repurchase of shares of common stock	(46)	—	(46)
Net cash provided by (used in) financing activities	41,580	(40,684)	896
Net increase in cash, cash equivalents and restricted cash	(13,310)	(142)	(13,452)
Cash, cash equivalents and restricted cash at beginning of year	40,608	(8,889)	31,719
Cash, cash equivalents and restricted cash at end of year	$27,298	(9,031)	$18,267

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$18,218	$(14,429)	$3,789
Cash paid during the year for income and excise taxes	$44	$—	$44

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Unaudited Nine Months September 30, 2019
	As Previously Reported	Restatement Impact	As Restated
Cash flows from operating activities:
Net loss	$(6,988)	2,573	(4,415)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,914	(25,566)	4,348
Amortization of deferred financing fees	1,345	(1,117)	228
Amortization of restricted stock	1,110	—	1,110
Equity in loss of unconsolidated joint ventures	643	6,033	6,676
Gain on sale of real estate	(9,938)	—	(9,938)
Gain on insurance recovery	(517)	517	—
Loss on extinguishment of debt	1,766	(379)	1,387
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in deposits and escrows	2,048	(1,626)	422
(Decrease) increase in accounts payable and accrued liabilities	5,107	727	5,834
Increase in other assets	(1,967)	(621)	(2,588)
Other	—	—	—
Net cash provided by operating activities	22,523	(19,459)	3,064
Cash flows from investing activities:
Collections from real estate loans	450	—	450
Additions to real estate properties	(78,196)	78,196	—
Net costs capitalized to real estate owned	(7,313)	6,144	(1,169)
Investment in joint venture	(11,231)	11,231	—
Consolidation of investment in joint venture	1,458	(1,458)	—
Proceeds from the sale of real estate owned	32,807	(6)	32,801
Distributions from unconsolidated joint ventures	1,096	10,938	12,034
Contributions to unconsolidated joint ventures	—	(29,069)	(29,069)
Net cash (used in) provided by investing activities	(60,929)	75,976	15,047
Cash flows from financing activities:
Proceeds from mortgages payable	128,193	(128,193)	—
Mortgage payoffs	(86,214)	65,579	(20,635)
Mortgage principal payments	(4,051)	1,862	(2,189)
Proceeds from credit facility	13,500	—	13,500
Repayment of credit facility	(9,900)	—	(9,900)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	Unaudited Nine Months September 30, 2019
	As Previously Reported	Restatement Impact	As Restated
Increase in deferred financing costs	(1,742)	1,659	(83)
Dividends paid	(9,871)	—	(9,871)
Contributions from non-controlling interests	4,528	(4,528)	—
Distributions to non-controlling interests	(8,118)	6,898	(1,220)
Proceeds from the sale of common stock	774	—	774
Repurchase of shares of common stock	(46)	—	(46)
Net cash provided by (used in) financing activities	27,053	(56,723)	(29,670)
Net increase in cash, cash equivalents and restricted cash	(11,353)	(206)	(11,559)
Cash, cash equivalents and restricted cash at beginning of year	40,608	(8,889)	31,719
Cash, cash equivalents and restricted cash at end of year	$29,255	(9,095)	20,160

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$26,991	$(21,375)	$5,616
Cash paid during the year for income and excise taxes	$44	$—	$44

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019

NOTE 16—SUBSEQUENT EVENTS
Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2019 that warrant additional disclosure have been included in the notes to the consolidated financial statements.
The Company is presented with the risks presented by the novel coronavirus or COVID-19, which has spread and may continue to spread, to markets in which it operates. The ultimate extent of the impact of the pandemic on the Company’s business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, the severity of, and the actions taken to control, the pandemic, and the short-term and long-term economic impact thereof. The Company has received requests from its two commercial tenants for rent relief as a result of the COVID-19 pandemic and is evaluating each of these requests.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Programs that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company has elected not to apply for a Paycheck Protection Program loan and is actively monitoring the impact that the CARES Act have. Currently, the Company determined that there was no impact on its financial condition, results of operations and cash flows as of March 31, 2020. The Company is unable to determine the impact that the CARES Act will have on its future financial condition, results of operations and cash flows.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at December 31, 2019						Depreciation Life
Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Commercial
Yonkers, NY.	$1,171	—	$4,000	—	$320	—	—	$4,320	$4,320	$2,086	(c)	Aug-2000	39 years
South Daytona, FL.	—	$10,437	—	$49	—	—	$8,021	—	8,021	—	N/A	Feb-2008	N/A
Multi-Family Residential
North Charleston, SC	15,988	2,436	18,970	—	1,328	—	2,436	20,298	22,734	5,236	2010	Oct-2012	30 years
Decatur, GA	14,500	1,698	8,676	—	2,065	—	1,698	10,741	12,439	2,816	1954	Nov-2012	30 years
Columbus, OH	9,461	1,372	12,678	—	540	—	1,372	13,218	14,590	3,053	1999	Nov-2013	30 years
Houston, TX	14,657	2,268	15,811	—	166	—	2,268	15,977	18,245	625	1981	Dec-2018	30 years
Pensacola, FL	18,380	2,758	25,192	—	894	—	2,758	26,086	28,844	4,788	2008	Dec-2014	30 years
San Marcos, TX	17,114	2,303	17,605	—	9	—	2,303	17,614	19,917	204	2014	Oct-2019	30 years
LaGrange, GA	14,646	832	21,969	—	559	—	832	22,528	23,360	3,407	2009	Nov-15	30 years
Fredericksburg, VA	28,123	7,540	33,196	—	581	—	7,540	33,773	41,313	1,879	2005	Jul-18	30 years
Total	$136,308	$31,644	$158,097	$49	$6,462	$—	$29,228	$164,555	$193,783	$24,094
`

Index
BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(Dollars in thousands)
Notes to the schedule:

(a)	Total real estate properties	$193,783
	Less: Accumulated depreciation and amortization	(24,094)
	Net real estate properties	$169,689
(b)	Amortization of the Company's leasehold interests is over the shorter of estimated useful life or the term of the respective land lease.
(c)	Information not readily obtainable.
A reconciliation of real estate properties is as follows:

	2019	2018
Balance at beginning of year	$176,942	$122,524
Additions:
Acquisitions	19,907	58,815
Capital improvements	1,580	530
Capitalized development expenses and carrying costs	—	—
	21,487	59,345
Deductions:
Sales	22,824	—
Depreciation/amortization/paydowns	5,916	4,927
Other dispositions	—	—
	28,740	4,927
Balance at end of year	$169,689	$176,942