Form 10-K/A
period 2019-12-31
BRT Apartments Corp.
filed 2020-05-15
CIK 14846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-07172

BRT APARTMENTS CORP.

(Exact name of registrant as specified in its charter)

MARYLAND	13-2755856
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. employer Identification No.)

60 Cutter Mill Road, Great Neck, New York	11021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 466-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.01 per share	BRT	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2019 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $131.5 million.

As of April 24, 2020, the registrant had 17,190,106 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Explanatory Note

This Amendment No. 1 to Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Annual Report”) of BRT Apartments Corp. (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2020. In filing the Amendment at this time, we are relying upon the orders (the “Orders”) issued by the Securities and Exchange Commission (the “SEC”) on March 4, 2020 and March 25, 2020 pursuant to Section 36 (Release Nos. 34-88318 and 34-88465) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), extending the time in which certain reports required to be filed pursuant to the Exchange Act are filed,  the Current Report on Form 8-K we filed on March 16, 2020 (the March 16 Current Report, pursuant to which we reported that we may be unable to file the Annual Report on a timely basis because of the impact of COVID-19, which, among other things, due to travel limitations and the requirements of “social distancing,” had and would adversely impact the ability of the individuals preparing the Annual Report to complete such task on a timely basis, as well as the Notification of Late Filing on Form 12b-25/A we  filed on April 28, 2020 (the “12b-25”). See “Explanatory Note” in our Annual Report for information regarding the delay in filing the information called for by Part III of the Annual Report on Form 10-K.

In connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment, new certifications of certain of our officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV also has been amended to reflect the filing of these new certifications.

This Amendment does not amend, modify, or otherwise update any other information in the Annual Report. Accordingly, this Amendment should be read in conjunction with the Annual Report and with our filings made with the SEC subsequent to the filing of the Annual Report.

As a result of a change in our fiscal year approved by our Board in January 2019, our fiscal year ended December 31, 2019.  Accordingly, unless otherwise indicated or the context otherwise requires, references to: (i) 2020, refer to the twelve months ending December 31, 2020, (ii) 2019, refer to the twelve months ended December 31, 2019, (iii) the “Transition Period”, refer to the three months ended December 31, 2018, and (iv) 2018 or 2017, refer to the twelve months ended September 30, 2018 and 2017, respectively.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

General

Our business, property and affairs are managed by or under the direction of our Board and its committees. Directors are kept informed about our business through discussions with our Chairman, our Chief Executive Officer and our other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

Directors

The Board is divided into three classes, each of which is elected for a staggered term of three years. Our Articles of Incorporation provides for ten directors, subject to increase or decrease as determined by the Board.

Class I Directors Whose Term Will Expire in 2021

Name and Age	Principal Occupation for the past Five Years and other Directorships or Significant Affiliations

Alan H. Ginsburg 81 years	Director since 2006; Chief Executive Officer since 1987 of The CED Companies, a private company which develops, builds and manages multi-family apartment communities. His more than 30 years experience as chief executive officer of a real estate developer/manager provides our board with a long-term perspective on the real estate industry.

Jeffrey A. Gould 54 years	Director since 1997, President and Chief Executive Officer since 2002 and President and Chief Operating Officer from 1996 to 2001; Senior Vice President and director since 1999 of One Liberty Properties; Senior Vice President of Georgetown Partners, Inc., managing general partner of Gould Investors, L.P. since 1996. He is the son of Fredric H. Gould and the brother of Matthew J. Gould. Mr. Jeffrey A. Gould’s experience in a broad range of real estate activities, including real estate evaluation and management, real estate acquisitions and dispositions, mortgage lending and his 15 years as our President enables him to provide key insights on strategic, operational and financial matters related to our business.

Jonathan H. Simon 54 years	Director since 2006; President and Chief Executive Officer since 1994 of The Simon Baron Development Group (f/k/a The Simon Development Group), a private company which develops, owns and manages a diverse portfolio of residential, retail and commercial real estate, primarily in New York City. His background in the real estate industry and in particular, his experience in real estate development, affords him an understanding of the challenges faced in real estate development activities which is helpful in our development and acquisition activities.

Class II Directors Whose Term Will Expire in 2022

Name and Age	Principal Occupation for the past Five Years and other Directorships or Significant Affiliations

Matthew J. Gould 60 years	Director since 2001 and a Senior Vice President since 1993. Vice President of REIT Management Corp., former advisor to the Company, since 1986; from 1999 through 2011, Director and Senior Vice President, from 1989 through 1999, President, from 2011 through 2013, Vice Chairman and from 2013, Chairman of the Board of Directors of One Liberty Properties; from 1996 through 2012, President, and from 2013, Chairman of the Board, of Georgetown Partners, Inc. He is the son of Fredric H. Gould and brother of Jeffrey A. Gould. His experience in real estate matters, including the acquisition and sale of real property, mortgage financing and real estate management, makes him a valuable member of our board in its deliberations.

Louis C. Grassi 64 years	Director since 2003; Managing partner of Grassi & Co. CPAs, P.C. since 1980; Director of Flushing Financial Corp. since 1998 and serves as chairman of its audit committee. Mr. Grassi has been involved for more than 28 years in accounting and auditing issues. His knowledge of financial and accounting matters and his experience as a director and member of the audit committee of a publicly traded financial institution provides him with the accounting and governance background and the skill needed as the chairman and financial expert of our audit committee.

Israel Rosenzweig 72 years	Chairman of the Board since 2013, Director and Vice Chairman of the Board from 2012 through 2013 and Senior Vice President from 1998 through 2012; Vice President of Georgetown Partners, Inc., since 1997; from 2000 to 2009, President of GP Partners, Inc., an affiliate of Gould Investors L.P., which provided advisory services in the real estate and financial services industries to an investment advisor; Senior Vice President of One Liberty Properties, Inc. since 1989. His experience as a lending officer at a major financial institution, his knowledge and experience in business, finance and accounting matters and his more than 34 years of experience in the real estate industry provides the Board with an experienced and knowledgeable chairman.

Jeffrey Rubin 51 years	Director since 2004; since 2009, President and CEO of The JR Group, which provides consulting services to the electronic payment processing industry; President and Chief Executive Officer of Premier Payments, a provider of credit card processing services for merchants throughout the United States, from 2012 until its sale in 2015; President and director of Newtek Business Services, Inc., a provider of business services and financial products to small and medium sized businesses, from 1999 to 2008; Chief Executive Officer of Summit Processing Group LLC since 2008. Mr. Rubin’s experience as the president and a director of a public company and his experience in business and financial matters are valuable to our company as the chairman of our compensation committee and in his activities as a director.

Class III Directors Whose Term Will Expire in 2023

Name and Age	Principal Occupation for the past Five Years and other Directorships or Significant Affiliations

Fredric H. Gould 84 years	Director since 1983 and Chairman of our Board from 1984 through 2013; with respect to One Liberty Properties, Inc., Chairman of the Board of Directors from 1989 to 2013, Vice Chairman of the Board since 2013, Chief Executive Officer from 2005 to 2007, and President from 2005 to 2006; Chairman of the Board of Georgetown Partners, Inc., from 1997 to 2012 and director since 2013; President since 1986 of REIT Management Corp., former advisor to the Company; Director of EastGroup Properties, Inc., from 1998 through 2019. He is the father of Matthew J. Gould and Jeffrey A. Gould. Mr. Gould has been involved in the real estate industry for more than 50 years, as an investor, owner, manager, and as the chief executive officer of publicly traded real estate entities and real estate investment trusts. He has served as a director of four real estate investment trusts, and as a director and a member of the loan committee of two savings and loan associations. His knowledge and experience in business, finance, tax, accounting and legal matters and his knowledge of our company’s business and history makes him an important member of our Board.

Gary Hurand 73 years	Director since 1990; President of Dawn Donut Systems, Inc. since 1971; President of Management Diversified, Inc., a real property management and development company, since 1987; Director of Citizens Republic Bancorp Inc. and predecessor from 1990 through 2013. He is the father-in-law of Elie Weiss. Mr. Hurand brings valuable business and leadership skills to the Board in light of his extensive experience in commercial real estate and in business operations and as a former director and member of the audit committee of a publicly traded financial institution.

Elie Weiss 47 years

Director since 2007; engaged in real estate development since 1997; Executive Vice President of Robert Stark Enterprises, Inc., a company engaged in the development and management of retail, office and multi-family residential properties from 1997 to 2007; President of Real Estate for American Greetings from 2013 to 2017. Mr. Weiss is currently CEO of Five Forty Investments and a principal in a restaurant development and operating group, Paladar Restaurant Group. He is also actively engaged in managing his personal real estate investments. He is the son-in-law of Gary Hurand. His real estate and entrepreneurial experiences makes him a valuable member of our board.

Executive Officers of Registrant

Set forth below is a list of our executive officers whose terms will expire at our 2020 annual Board of Directors’ meeting. The business history of officers who are also directors is set forth under the caption ” – Directors”.

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

Code of Business Conduct and Ethics

We have adopted an amended and restated code of business conduct and ethics, which we refer to as the “Conduct Code”, that applies to all of our directors, officers and employees. The Conduct Code covers a variety of topics, including conflicts of interest, confidentiality of information, and compliance with laws and regulations. During the Transition Period and in 2019, there were no waivers of the provisions of the Conduct Code with respect to any of the persons subject thereto. We will post any amendments to, or waivers of, the Conduct Code on our website. See ” – Available Information” for details as to how to obtain the Conduct Code.

Committees of the Board

Our Board has three standing committees: audit, compensation and nominating and corporate governance. The Board has adopted charters for these committees which require that they be comprised of at least three independent directors and, in the case of the audit committee, also requires that at least one member of such committee qualify as a “financial expert.” All of the members of each committee were independent during their period of service on such committee and in the case of the audit committee, each such member was also financially literate. The Board has also adopted corporate governance guidelines that address the make-up and functioning of the Board and its committees. See ” – Available Information” for details as to how to obtain the corporate governance guidelines and committee charters.

The table below provides membership and meeting information for each of our committees for 2019:

Name	Audit	Compensation	Nominating
Alan H. Ginsburg		✓
Louis C. Grassi	Chair*		✓
Gary Hurand	✓		Chair
Jeffrey Rubin		Chair
Jonathan H. Simon
Elie Weiss	✓		✓
Number of Meetings	4	1	2

*	Audit committee financial expert.

Audit Committee

This committee is responsible for assisting the board in overseeing, among other things, (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualification and independence, (iv) the performance of the accounting firm performing our internal control audit function, and (v) the preparation of the audit committee report required by the SEC for inclusion in this proxy statement. This committee is also responsible for the selection and engagement of our independent registered public accounting firm and for approving related party transactions.

Compensation Committee

This committee reviews and makes recommendations and/or determinations with respect to the salaries, bonuses and stock awards of our directors and full-time named executive officers.

Nominating Committee

This committee’s principal responsibilities include proposing to the Board a slate of nominees for election to the Board at the annual meeting of stockholders, recommending committee assignments to the Board, making a recommendation to the Board with respect to the independence of each director and nominee, identifying and recommending candidates to fill vacancies on the Board or committees thereof between annual meetings of stockholders, overseeing Board and committee performance evaluations, proposing a slate of officers to the directors for election at the annual meeting of the Board and monitoring corporate governance matters, including overseeing our corporate governance guidelines.

Available Information

Our Conduct Code, corporate governance guidelines and committee charters are available at our website, www.brtapartments.com, under the “Corporate Governance” tab and copies may be obtained by requesting same in writing from: BRT Apartments Corp., 60 Cutter Mill Road, Suite 303, Great Neck, NY 11021, Attn: Office of the Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

The following table sets forth the cash compensation payable during the Transition Period and in 2019 to the directors for service on the Board and its committees, all of whom, except as indicated in footnote 4 below, are non-management directors (i.e., those directors who are not employees or officers of ours or our affiliates):

			Committee
	Board		Audit	Compensation	Nominating
Annual retainer(1)	$20,000		$5,000	$4,000	$3,000
Presence in-person at meeting(2)	1,250		1,000	1,000	1,000
Presence by telephone at meeting(3)	750		750	750	750
Chairman’s annual retainer(1)	265,000	(4)	10,000	8,000	4,000

(1)	The committee chairman receives both the annual retainer and the annual retainer for serving as chairman of such committee. Effective as of January 1, 2020, the annual retainer for service on the Board and the audit, compensation and nominating committees is $23,000, $5,750, $4,600 and $3,450, respectively.

(2)	Effective January 1, 2020, the fees for participating in-person at Board and committee meetings is $1,450 and $1,150, respectively.

(3)	Effective January 1, 2020, the fee for participating by telephone at Board and committee meetings is $875 per meeting.

(4)	Reflects the compensation paid to Israel Rosenzweig, a management director, for his service as Chairman of our Board. Effective January 1, 2020, such retainer was increased to $280,900. For information regarding additional compensation paid to Mr. Rosenzweig, See “Item 13. Certain Relationships and Related Transactions”.

In addition, in 2019, each non-management director was awarded 3,900 shares of restricted stock under our 2018 Incentive Plan. The restricted stock has a five-year vesting period, subject to acceleration upon the occurrence of specified events, during which period the owner is entitled to vote and receive distributions, if any, on such shares. Non-management directors who reside outside of the local area in which our executive office is located are reimbursed for travel expenses incurred in attending Board and committee meetings.

The following table sets forth the cash and non-cash compensation paid to our directors for their service in such capacity in 2019 and the Transition Period, all of whom, except for Israel Rosenzweig, are non-management directors:

	Year		Fees Earned or Paid in Cash ($)(1)		Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
Alan H. Ginsburg	2019		27,750		33,130	—		60,880
	2018	(T)	7,500		—	—		7,500
Louis C. Grassi	2019		48,000		33,130	—		81,130
	2018	(T)	12,750		—	—		12,750
Gary Hurand	2019		39,500		33,130	—		72,630
	2018	(T)	10,250		—	—		10,250
Israel Rosenzweig	2019		265,000	(4)	39,526	—	(3)	304,526
	2018	(T)	62,500		—	—	(3)	62,500
Jeffrey Rubin	2019		37,500		33,130	—		70,630
	2018	(T)	10,250		—	—		10,250
Jonathan H. Simon	2019		29,250		33,130	—		62,380
	2018	(T)	8,250		—	—		8,250
Elie Weiss	2019		36,000		33,130	—		69,130
	2018	(T)	9,750		—	—		9,750

(1)	This table does not reflect: (a) the compensation we paid Jeffrey A. Gould, our President, Chief Executive Officer and a director; Fredric H. Gould, a director; and Matthew J. Gould, an executive officer and director; and (b) compensation paid to Fredric H. Gould, Matthew J. Gould and Israel Rosenzweig by Majestic Property Management Corp., which is wholly-owned by Fredric H. Gould. See “– Summary Compensation Table” and “Item 13. Certain Relationships and Related Transactions” for information regarding the compensation paid these individuals.

(2)	Represents the aggregate grant date fair value computed in accordance with Accounting Standards Codification Topic 718 – Stock Compensation, which we refer to as “ASC Topic 718”. Generally, the aggregate grant date fair value is the amount that we expect to expense in our financial statements over the award’s vesting schedule. These amounts reflect our accounting expense and do not correspond to the actual value that will be realized by these directors.

(3)	With respect to Mr. Rosenzweig, excludes fees for Services (as defined) of $57,900 for 2019 and $13,782 for the Transition Period. See “Item 13. Certain Relationships and Related Transactions.” The term “Services” has the meaning ascribed to such term by “Item 1. Business – Our Structure”, in our Annual Report.

(4)	Reflects the retainer paid for serving as Chairman.

The table below shows the aggregate number of unvested stock awards held by the named directors and the value thereof as of the dates indicated:

			Market Value
			of Unvested
	Unvested Stock		Stock
	Awards (#)		Awards ($)
	At December 31		At December 31,
Name	2019	2018	2019	2018

Alan H. Ginsburg (1)	17,900	17,250	303,763	197,340
Louis C. Grassi (1)	17,900	17,250	303,763	197,340
Gary Hurand (1)	17,900	17,250	303,763	197,340
Israel Rosenzweig (2)(3)	52,888	54,903	897,509	628,090
Jeffrey Rubin (1)	17,900	17,250	303,763	197,340
Jonathan H. Simon (1)	17,900	17,250	303,763	197,340
Elie Weiss (1)	17,900	17,250	303,763	197,340

(1)	In January 2020, 2021, 2022, March 2023 and January 2024, 3,250 shares, 3,500 shares, 3,625 shares, 3,625 shares and 3,900 shares are scheduled to vest, respectively.

(2)	In January 2020, 2021, 2022, March 2023 and January 2024, 5,200 shares, 4,140 shares, 3,450 shares, 3,163 shares and 3,185 shares are scheduled to vest, respectively.

(3)	Includes up to 33,750 shares of common stock underlying restricted stock units, which we refer to as RSUs, scheduled to vest in September 2021, subject to satisfaction of market and/or performance conditions. See “–Outstanding Equity Awards at Fiscal Year-End” and note 10 of our consolidated financial statements included in our Annual Report.

Summary Compensation Table

The following table discloses the compensation paid and accrued for services rendered in all capacities to us for our named executive officers for 2019, the Transition Period, and 2018 and 2017:

Name and Principal Position	Year		Salary ($)(2)(3)	Bonus ($)(2)(4)	Stock Awards ($)(5)		All Other Compensation ($)(6)(7)		Total ($)
Jeffrey A. Gould	2019		838,941	150,000	178,381	(8)	101,550	(9)	1,268,872
President and CEO	2018	(T)	200,888	—	—		34,904		235,792
	2018		806,844	120,000	156,584		125,122		1,208,550
	2017		784,375	110,000	110,648		126,290		1,131,313
George Zweier	2019		308,704	36,400	90,593		47,969	(10)	483,666
Vice President and CFO	2018	(T)	75,050	—	—		11,906		86,956
	2018		292,275	36,400	82,880		45,481		457,036
	2017		278,366	35,000	63,300		45,773		422,439
Mitchell Gould	2019		419,953	60,300	134,028		114,121	(11)	728,402
Executive Vice President	2018	(T)	102,008		—		39,407		141,415
	2018		397,975	60,300	124,320		76,083		658,678
	2017		382,638	55,000	96,005		46,513		580,156
David W. Kalish	2019		227,582	—	86,870		240,810	(12)	555,262
Senior Vice President, Finance	2018	(T)	54,352	—	—		55,328		109,680
	2018		207,057	—	84,810		231,742		523,609
	2017		214,591	—	59,080		227,237		500,908
Steven Rosenzweig	2019		268,394	—	41,040		280,519	(13)	589,953
Senior Vice President - Legal	2018	(T)	81,526	—	—		61,429		142,955
	2018		254,304	—	35,520		250,674		540,498
	2017		260,200	—	26,687		215,630		502,517

(1)	2018(T) refers to the Transition Period.

(2)	The salary and bonus for each of Jeffrey A. Gould, George Zweier and Mitchell Gould is paid directly by us. Messrs. Kalish and Rosenzweig do not receive salary or bonus directly from us but receive an annual salary and bonus from Gould Investors L.P. and related companies; a portion of their respective salaries and bonuses are allocated to us pursuant to the shared services agreement. The amount of salary and bonus that is allocated to us is set forth under the “Salary” column in the Summary Compensation Table. See “Item 13. Certain Relationships and Related Transactions” for a discussion of additional compensation paid to Messrs. J. Gould, Kalish and Rosenzweig by entities owned by Fredric H. Gould, a management director and the former Chairman of our Board.

(3)	The annual base salaries in 2020 for each of Jeffrey A. Gould, George Zweier and Mitchell Gould are $860,524, $319,775, and $434,624, respectively.

(4)	The table sets forth the year in which the bonus was earned, not the year it was paid. The bonus for 2019, 2018 and 2017 reflects our performance and the performance of our named executive officers for such years and was paid in January 2020, 2019 and 2018, respectively. There was no bonus paid for, or specifically allocated to, the Transition Period.

(5)	Reflects the grant date fair value of restricted stock awards, in each case calculated in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Generally, the aggregate grant date fair value is the amount that we expect to expense in our financial statements over the award’s vesting schedule. These amounts reflect our accounting expense and do not correspond to the actual value that will be realized by the named executives. Grant date fair values assumptions are consistent with those disclosed in note 10 to the consolidated financial statements included in our Annual Report.

(6)	We maintain a tax qualified defined contribution plan for all of our full-time officers and full and part-time employees, and entities which are parties with us to a shared services agreement (including Gould Investors) maintain substantially similar defined contribution plans for their officers and employees. We make an annual contribution to the plan for each officer and employee whose base salary is paid directly by us (and entities which are parties to the shared services agreement make annual contributions to their respective plans for their respective employees, which amounts are allocated to the parties to the shared service agreement in accordance with its terms) equal to 15% of such person’s annual earnings, not to exceed $42,000 for any person in 2019. The estimated amount payable as of December 31, 2019 to Jeffrey A. Gould, George Zweier and Mitchell Gould pursuant to this plan upon termination of their employment is $2,714,000, $1,076,000 and $1,267,000, respectively. The method of payment upon termination of employment is determined solely by the participant who may elect a lump sum payment, the purchase of an annuity or a rollover into an individual retirement account.

(7)	Pursuant to Item 402(c)(2)(ix)(G) of Regulation S-K, excludes dividends on unvested restricted stock.

(8)	Mr. Gould beneficially owns approximately 3.4 million shares or 20% of our outstanding common stock.

(9)	Includes our contribution of $42,000 paid for his benefit to our defined contribution plan and perquisites totalling $59,550, of which $12,181 represents an automobile allowance, $8,079 represents a premium paid for additional disability insurance, $11,830 represents a premium paid for long-term care insurance and $27,460 represents an education benefit.

(10)	Includes our contribution of $42,000 paid for his benefit to our defined contribution plan and a $5,969 automobile allowance.

(11)	Includes our contribution of $42,000 paid for his benefit to our defined contribution plan, an education benefit of $63,264 and a $8,857 automobile allowance.

(12)	Includes $220,500 we paid him for the Services, our contribution of $12,050 paid for his benefit to the Gould Investors L.P. defined contribution plan, and perquisites of $8,260, of which $6,119 and $2,141 represents our share of the amounts incurred by Gould Investors for long-term care and disability insurance and an automobile allowance, respectively. The amounts reflected as contributions to the defined contribution plan and as perquisites are allocated to us pursuant to the shared services agreement.

(13)	Includes $240,652 we paid him for the Services, our contribution of $26,756 paid for his benefit to the Gould Investors L.P. defined contribution plan, and perquisites of $13,111, of which $1,545 and $11,566 represents our share of the amounts incurred by Gould Investors for long-term care insurance and an automobile allowance, respectively. The amounts reflected as contributions to the defined contribution plan and as perquisites are allocated to us pursuant to the shared services agreement.

Grants of Plan-Based Awards

The following table discloses the grant to our named executive officers of restricted stock awards which are scheduled to vest in 2024:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)
Jeffrey A. Gould	1/08/19	14,374	178,381
George Zweier	1/08/19	7,300	90,593
Mitchell Gould	1/08/19	10,800	134,028
David W. Kalish	1/08/19	7,000	86,870
Steven Rosenzweig	1/08/19	3,307	41,040

Outstanding Equity Awards at Fiscal Year-End

The following table discloses the number and value (based on the closing price per common share of common stock of $16.97 on December 31, 2019) of the outstanding equity awards at December 31, 2019 for our named executive officers:

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(6)	Equity Incentive Plan Awards: Market or Payout Value of Shares, Units or Other Rights That Have Not Vested ($)(6)
Jeffrey A. Gould	68,564	(1)	1,163,53	41,625	706,376
George Zweier	34,800	(2)	590,556	22,500	381,825
Mitchell Gould	56,675	(3)	961,774	24,750	420,008
David W. Kalish	36,163	(4)	613,686	37,687	639,548
Steven Rosenzweig	16,969	(5)	287,964	28,125	477,281

(1)	In January 2020, 2021, 2022, March 2023 and January 2024, restricted stock awards with respect to 14,625, 13,230, 13,110, 13,225 and 14,374 shares, respectively, are scheduled to vest.

(2)	In January 2020, 2021, 2022, March 2023 and January 2024, restricted stock awards with respect to 6,500, 7,500, 7,000 and 7,300 shares, respectively, are scheduled to vest.

(3)	In January 2020, 2021, 2022, March 2023 and January 2024, restricted stock awards with respect to 12,000, 12,000, 11,375, 10,500 and 10,800 shares, respectively, are scheduled to vest.

(4)	In January 2020, 2021, 2022, March 2023 and January 2024, restricted stock awards with respect to 8,000, 7,000, 7,000, 7,163 and 7,000 shares, respectively, are scheduled to vest.

(5)	In January 2020, 2021, 2022, March 2023 and January 2024, restricted stock awards with respect to 3,500, 4,000, 3,162, 3,000 and 3,307 shares, respectively, are scheduled to vest.

(6)	Reflects the maximum number of shares subject to RSUs (including the additional shares potentially issuable as a result of the peer group adjustment) scheduled to vest in 2021 upon satisfaction of market and/or performance based conditions. Approximately (i) 44% of the award vests upon achieving a 12% compounded annual growth rate in total stockholder return from 2016 through 2021, (ii) 44% of the award vests upon achieving a 10% compounded annual growth rate over such period in adjusted funds from operations (as calculated pursuant to the award agreement), and (iii) 12% of the award vests if compounded annual growth in our total stockholder return over such period is in the top 25% of our peer group. We can provide no assurance that any value will be realized from these awards.

Option Exercises and Stock Vested

The following table discloses information with respect to the shares of restricted stock held by our named executive officers that vested in 2019:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey A. Gould	14,625	173,891
George Zweier	6,500	77,285
Mitchell Gould	10,750	127,818
David W. Kalish	9,575	113,847
Steven Rosenzweig	3,000	35,670

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning our shares owned as of the close of business on April 24, 2020 by (i) each person beneficially owning five percent or more of our outstanding shares, (ii) each director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class
Alan H. Ginsburg	46,130	*
Fredric H. Gould(2)(3)	3,374,736	19.6
Jeffrey A. Gould(2)(4)	3,444,417	20.0
Matthew J. Gould(2)(5)	3,424,802	19.9
Mitchell Gould	177,554	1.0
Louis C. Grassi	51,693	*
Gary Hurand(6)	388,895	2.3
David W. Kalish(7)	501,517	2.9
Israel Rosenzweig(8)	713,855	4.2
Steven Rosenzweig	40,308	*
Jeffrey Rubin(9)	52,860	*
Jonathan H. Simon	46,130	*
Elie Weiss(10)	63,471	*
George Zweier	80,190	*
Gould Investors L.P(11)	2,989,898	17.4
Black Rock, Inc. (12)	978,929	5.7
All directors and executive officers as a group (17 persons)	6,680,181	38.5

*	Less than 1%

(1)	Shares are listed as beneficially owned by a person who directly or indirectly holds or shares the power to vote or to dispose of the shares. The percentage of beneficial ownership is based on 17,176,401 shares outstanding as the close of business on April 24, 2020.

(2)	Includes 291,760 shares owned by a pension plan over which this individual shares voting and investment power.

(3)	Includes (i) 33,259 shares owned by a trust for the benefit of his grandchildren of which he is a trustee (as to which shares he disclaims beneficial interest), (ii) 25,260 shares owned by a partnership in which an entity wholly owned by him is the managing general partner, and (iii) 2,468 shares held by him as custodian for a grandson (as to which shares he disclaims beneficial interest). Also includes 2,989,898 shares owned by Gould Investors, as Mr. Fredric H. Gould is the sole owner of the managing general partner of Gould Investors. Excludes 7,512 shares owned by his spouse, as to which shares she has sole voting and investment power and as to which he disclaims beneficial ownership.

(4)	Includes 23,469 shares owned by a charitable foundation of which he is a director, as to which shares he has shared voting and investment power, 33,259 shares owned by a trust for the benefit of his children and other relatives of which he is a trustee (as to which he disclaims beneficial ownership), and 2,989,898 shares owned by Gould Investors. He is a director and senior vice president of the managing general partner of Gould Investors.

(5)	Includes 20,874 shares owned by a trust over which Matthew J. Gould has shared voting and investment power, 23,469 shares owned by a charitable foundation of which he is a director, as to which shares he has shared voting and investment power, 33,259 shares owned by a trust for the benefit of his children and other relatives, of which he is a trustee (as to which he disclaims beneficial ownership), and 2,989,898 shares owned by Gould Investors. Matthew J. Gould is Chairman of the Board of the managing general partner of Gould Investors.

(6)	Includes 101,944 shares owned by limited liability companies in which Mr. Hurand is a member and 161,479 shares owned by a corporation in which Mr. Hurand is an officer and shareholder. Mr. Hurand shares voting and investment power with respect to the shares owned by these entities.

(7)	Includes 312,634 shares owned by the pension and profit sharing trusts of BRT Apartments Corp., REIT Management Corp. and Gould Investors as to which Mr. Kalish, as trustee, has shared voting and investment power. Does not include 4,870 shares owned by his spouse, as to which shares she has sole voting and investment power and as to which he disclaims beneficial ownership.

(8)	Includes 41,194 shares owned by the pension trust of Gould Investors L.P. and 250,566 shares owned by REIT Management Corp. pension and profit sharing trusts, as to which Mr. Rosenzweig, as trustee, has shared voting and investment power.

(9)	Includes 13,102 shares pledged as collateral for a line of credit. No amounts are outstanding on such credit line.

(10)	Excludes 271 shares owned by his spouse, as to which shares he disclaims beneficial ownership.

(11)	Such person’s address is: 60 Cutter Mill Road, Suite 303, Great Neck, NY 11021.

(12)	As of December 31, 2019, based (other than with respect to percentage ownership) on information set forth in Amendment No. 1 to Schedule 13G filed with the SEC on February 5, 2020 by this reporting person whose business address is 55 East 52nd Street, New York, NY 10055. This reporting person reported that it has sole voting power with respect to 963,292 shares and sole dispositive power with respect to 978,929 shares and that it does not share voting or dispositive power with respect to the shares it beneficially owns.

Equity Compensation Plan Information

As of December 31, 2019, the only equity compensation plan under which equity compensation may be awarded is our 2018 Incentive Plan, which was approved by our stockholders in March 2018. This plan permits us to grant stock options, restricted stock, restricted stock units (“RSUs”) and performance based awards to our employees, officers, directors, consultants and other eligible participants. The table below provides information as of December 31, 2019 with respect to our shares of common stock that may be issued upon exercise of outstanding options, warrants and rights. (See note 10 of our consolidated financial statements for further information about our equity compensation plans).

	Number of securities to be issued upon exercise (or vesting) of outstanding options, restricted stock units, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available-for future issuance under equity compensation plans—excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	450,000	(1)	—	298,904	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	450,000		—	298,904

(1)	Represents 450,000 shares of common stock underlying RSUs granted pursuant to our 2016 Amended and Restated Incentive Plan (the “2016 Plan”). Such units vest in 2021 subject to the satisfaction of time, market and performance based vesting conditions. There is no exercise price associated with such units. No further awards may be granted under the 2016 Plan.

(2)	Represents the number of shares of common stock available for issuance pursuant to our 2018 Incentive Plan. Does not give effect to 158,299 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Introduction

Fredric H. Gould, a director and former Chairman of our Board, is Vice Chairman of the Board of Directors of One Liberty Properties, Inc., a real estate investment trust listed on the New York Stock Exchange that is engaged in the ownership of a diversified portfolio of income-producing real properties that are net leased to tenants, generally under long-term leases. He is also a director and the sole stockholder of the managing general partner of Gould Investors. Gould Investors, a limited partnership that owns and operates a diversified portfolio of real estate and invests in other companies active in the real estate and finance industries, beneficially owns approximately 19.6% of our outstanding shares of common stock. Fredric H. Gould is the father of Matthew J. Gould and Jeffrey A. Gould.

Israel Rosenzweig, Chairman of our Board, is a Senior Vice President of One Liberty Properties and a Senior Vice President of the managing general partner of Gould Investors. He is the father of Steven Rosenzweig, Senior Vice President – Legal of BRT and an executive officer of the managing general partner of Gould Investors, and Alon Rosenzweig, our employee. Jeffrey A. Gould, a director and our President and Chief Executive Officer, is a Senior Vice President and a director of One Liberty Properties, a Senior Vice President and director of the managing general partner of Gould Investors and, a member of a limited liability company which is the other general partner of Gould Investors. Matthew J. Gould, a director and our Senior Vice President, is the Chairman of the Board of Directors of One Liberty Properties, Chairman of the Board of the managing general partner of Gould Investors and serves as director of a trust that is a member of a limited liability company which is the other general partner of Gould Investors. He is also an executive officer of Majestic Property. David W. Kalish, Isaac Kalish and Mark H. Lundy, each of whom is an executive officer of our company, are executive officers of One Liberty Properties and of the managing general partner of Gould Investors. Messrs. D. Kalish and Lundy are also officers of Majestic Property. David W. Kalish is the father of Isaac Kalish.

Related Party Transactions

Our 2018 and 2019 Equity Awards

For 2018 and 2019, respectively, each of the following individuals was granted shares of restricted stock with the indicated grant date fair value: Fredric H. Gould – $123,941 and $142,169; Matthew J. Gould - $156,584 and $178,381; Mark H. Lundy – $150, 392 and $167,101; Israel Rosenzweig – $37, 450 and $39,526; Isaac Kalish – $82,880 and $110,548; Ryan Baltimore, $76,960 and $93,075 and Alon Rosenzweig – $94,720 and $105,485. There were no grants of restricted stock for the Transition Period. The grant date fair value of these awards was calculated in the manner described in note 4 of the Summary Compensation Table. These amounts reflect our accounting expense for these awards and do not correspond to the actual value, if, any that may be realized by these individuals.

Services

For performing Services in 2018, the Transition Period and 2019, the following executive officers or directors received, and it is anticipated will receive for performing Services in 2020, respectively, the compensation indicated: Fredric H. Gould, $210,000, $52,500, $210,000 and $210,000; Matthew J. Gould, $217,875, $55,125, $231,525 and $243,100; Isaac Kalish, $245,138, $62,025, $260,500 and $273,525; Israel Rosenzweig, $54,469, $13,782, $57,900 and $60,800; and Mark H. Lundy, $108,938, $27,562, $110,250 and $110,250. For information regarding named executive officers compensated for performing Services, see “Summary Compensation Table.”

Shared Services Agreement

We and certain related entities, including Gould Investors, One Liberty Properties, and Majestic Property Management, occupy common office space and share certain services and personnel in common. The allocation of these general and administrative expenses among these entities is computed in accordance with a shared services agreement based on the estimated time devoted by executive, administrative and clerical personnel to the affairs of each participating entity to such agreement. In 2018, the Transition Period and 2019, the amount of general and administrative expenses allocated to us represents approximately 22.6%, 23.5% and 21.7%, respectively, of the total expenses allocated to all entities which are parties to the shared services agreement. Specifically, in 2018, the Transition Period and 2019, we paid $497,000, $108,000 and $572,000, respectively, for common general and administrative expenses, including telecommunication services, computer services, bookkeeping, secretarial and other clerical services and legal and accounting services. Other than the executive officers identified in the Summary Compensation Table, Isaac Kalish was the only executive officer engaged by us on a part-time basis in 2018, the Transition Period and 2019 whose salary, bonus and benefits allocated to us exceeded $120,000. The amounts allocated to us for the services he performed in 2018, the Transition Period and 2019 were $122,706, $33,019 and $134,220, respectively.

As a cost saving measure, we obtain certain insurance (primarily property insurance) with Gould Investors and its affiliates and in 2018, the Transition Period and 2019, we reimbursed Gould Investors $26,000, $0 and $40,000 respectively, for our share of insurance premiums.

Majestic Property

Majestic Property, which is wholly-owned by Fredric H. Gould, provides real property management services, real estate brokerage, and construction supervision services for us and affiliated entities, as well as companies that are non-affiliated entities. In 2018, the Transition Period and 2019, we paid Majestic Property fees of $33,000, $8,000 and $33,000, respectively, representing, in the aggregate, less than 1.0% of the revenues of Majestic Property for each such period. Each of Fredric H. Gould, Jeffrey A. Gould, Matthew J. Gould, David W. Kalish, Mark H. Lundy, Israel Rosenzweig, Steven Rosenzweig, and Isaac Kalish received compensation from Majestic Property for such periods, which compensation is not included in the Summary Compensation Table. The fees paid by us to Majestic Property and the expenses reimbursed to Gould Investors under the shared services agreement were reviewed by our audit committee. These individuals also receive compensation from other entities wholly-owned by Fredric H. Gould and parties to the shared services agreement, none of which provided services to us or received compensation from us in 2018, the Transition Period or 2019.

Miscellaneous

Alon Rosenzweig received compensation of $374,477, $58,053 and $377,517 in 2018, the Transition Period and 2019 respectively (including $179,375, $46,390 and $196,805 in base salary for 2018, the Transition Period and 2019, respectively, bonuses of $26,000 and $26,000 for 2018 and 2019, respectively, which were paid in 2019 and 2020, respectively, and $94,720 for each such period and $105,485 for 2018, the Transition Period and 2019, respectively, of restricted stock awards) and participated in the welfare and other benefit plans made available to executives.

Policies and Procedures

Our Conduct Code recognizes that we may enter into transactions between us and our affiliated entities, including the sharing and provision of services among us and our affiliated entities; it provides that we may enter into a contract or transaction with an affiliated entity provided that any such transaction is approved or ratified as required by the Maryland General Corporation Law and the NYSE’s listing standards.

Generally, related party transactions that are proposed are submitted to the audit committee for its prior review and, if appropriate, approval. To the extent payments are made pursuant to an agreement with a related party previously approved by the audit committee, such as payments under the shared services agreement, such payments are reviewed by the audit committee on a quarterly basis and if appropriate, approved. If a transaction relates to a member of our audit committee, such member does not participate in the audit committee’s deliberations. Our related party transactions are reported to our Board on at least an annual basis.

Independence of Directors

The Board affirmatively determined that for the purposes of the corporate governance requirements of the New York Stock Exchange and applicable SEC requirements, each of (i) Alan H. Ginsburg, Louis C. Grassi, Gary Hurand, Jeffrey Rubin, Jonathan H. Simon and Elie Weiss, constituting 60% of our directors, and (ii) the members of our audit, compensation and nominating committees, are independent. The Board based these determinations primarily on a review of the responses of our directors to questions regarding employment and compensation history, affiliations and family and other relationships, discussions with directors and relevant facts and circumstances provided to management of any relationships bearing on the independence of a director.

In evaluating the independence of Messrs. Ginsburg, Grassi and Hurand, the Board was aware that (i) these individuals or members of their families have passive investments in Gould Investors or in entities managed by affiliates of Gould Investors, (ii) the agreement entered into in 2019 between Gould Investors and an entity owned by members of Mr. Hurand’s family with respect to the interest that such family entity has in Gould Investors and (iii) the services provided, and to be provided, by the company of which Mr. Grassi is chief executive officer, to Gould Investors and an entity managed by an affiliate of Gould Investors. Gould Investors is an affiliate of ours and is primarily engaged in the ownership and operation of real estate properties held for investment.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee has ever been an officer or employee of our company or any of our subsidiaries or has had any relationship with us that would require disclosure under Item 404 of Regulation S-K (Certain Relationships and Related Party Transactions).

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BDO USA LLP served as our independent registered public accounting firm during the periods indicated below. The following table presents, except as otherwise indicated, BDO’s fees (including expenses) for the services and periods indicated:

	2019	Transition Period	2018
Audit fees(1)	$462,714	$148,095	$564,906
Audit-related fees	—	—	—
Tax fees	6,210	3,780	—
All other fees	—	—	—
Total fees	$468,924	$151,875	$564,906

(1)	Includes fees for the audit of our annual consolidated financial statements, the annual audit of internal controls over financial reporting, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, the audits of the statements of revenue and certain expenses performed in connection with multi-family property acquisitions in accordance with Rule 3-14 of Regulation S-X, and in 2019 for services rendered in connection with registration statements filed with the SEC.

Approval Policy for Audit and Non-Audit Services

The audit committee annually reviews and approves the retention of our independent registered public accounting firm for each fiscal year and the audit of our financial statements for such fiscal year, including the fee associated with the audit. In addition, the audit committee approves the provision of tax related and other non-audit services. Any fees for the audit and any fees for non-audit services in excess of those approved by the audit committee must receive the prior approval of the audit committee.

Proposals for any non-audit services to be performed by our independent registered public accounting firm must be approved in advance by the audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No	Title of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Act”).

31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Great Neck, State of New York, on May 15, 2020.

BRT APARTMENTS CORP.

By:	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

By:	/s/ David W. Kalish
David W. Kalish, Senior Vice President - Financial

By:	/s/ George Zweier
George Zweier, Vice President and
Chief Financial Officer