Form 10-K/A
period 2019-12-31
BRT Apartments Corp.
filed 2020-05-18
CIK 14846

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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

Table of Content
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
DOCUMENTS INCORPORATED BY REFERENCE

Table of Content

Form 10-K

Table of Content
Explanatory Note for Amendment No. 2

This Amendment No. 2 is being filed for the sole purpose of refiling the Exhibit 31 and Exhibit 32 certifications to the Annual Report on Form 10-K for the year ended December 31, 2019 that were previously filed with an incomplete date and without conformed signatures of the signatories. No other portion of the Annual Report is being amended.

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

Table of Content
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

Table of Content
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