Form 10-Q
period 2020-03-31
BRT Apartments Corp.
filed 2020-06-17
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

17,176,401 Shares of Common Stock,
par value $0.01 per share, outstanding on June 1, 2020

BRT APARTMENTS CORP. AND SUBSIDIARIES

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references to (i) “us”, “we”, “BRT” or the “Company” refer to BRT Apartments Corp. and its consolidated and unconsolidated subsidiaries; (ii) all interest rates give effect to the related interest rate derivative, if any; (iii) "acquisitions" include investments in and by unconsolidated joint ventures; (iv) units under rehabilitation for which we have received or accrued rental income from business interruption insurance, while not physically occupied, are treated as leased (i.e., occupied) at rental rates in effect at the time of the casualty, and (v) "same store properties" refer to properties that we owned and operated for the entirety of both periods being compared, except for properties that are under construction, in lease-up, or are undergoing development or redevelopment. We move properties previously excluded from our same store portfolio (because they were under construction, in lease up or are in development or redevelopment) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all quarters during the applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon attainment of at least 90% physical occupancy.

In filing the Quarterly Report at this time, we are relying upon the order (the "Order") issued by the Securities and Exchange Commission (the "SEC") on March 25, 2020 pursuant to Section 36 (Release No. 34-88465) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), extending the time in which certain reports required to be filed pursuant to the Exchange Act are filed, and the Current Report on Form 8-K we filed on May 11, 2020, pursuant to which we reported that we may be unable to file this Quarterly Report on a timely basis because of the impact of COVID-19, which, among other things, due to travel limitations and the requirements of "social distancing," had and would adversely impact the ability of the individuals preparing this report to complete such task on a timely basis. We were unable to file this Quarterly Report on the original May 11, 2020 due date because (i) of the impact of COVID-19 as disclosed above and (ii) management's devoting significant time and attention to assessing and responding to the impact of COVID-19.

See "Explanatory Note", "Risk Factors", "Managements Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Non Reliance on Previously Reported Information" and Notes 2 and 16 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report") for information regarding the restatement (the "Restatement") of prior period financial statements and a material weakness in internal control over financial reporting.

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31, 2020 (unaudited)	December 31, 2019 (audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $25,655 and $24,094	$168,451	$169,689
Investments in unconsolidated joint ventures	185,946	177,071
Real estate loan	4,000	4,150
Cash and cash equivalents	18,707	22,699
Restricted cash	10,243	9,719
Other assets	7,613	7,282
Total Assets	$394,960	$390,610
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $758 and $823	$132,524	$133,215
Junior subordinated notes, net of deferred costs of $332 and $337	37,068	37,063
Accounts payable and accrued liabilities	22,642	20,772
Total Liabilities (a)	192,234	191,050

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 300,000 shares authorized;
16,432 and 15,638 shares outstanding	164	156
Additional paid-in capital	244,222	232,331
Accumulated other comprehensive loss	(30)	(10)
Accumulated deficit	(41,477)	(32,824)
Total BRT Apartments Corp. stockholders’ equity	202,879	199,653
Non-controlling interests	(153)	(93)
Total Equity	202,726	199,560
Total Liabilities and Equity	$394,960	$390,610

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental revenue	$6,745	$6,886
Other income	179	244
Total revenues	6,924	7,130
Expenses:
Real estate operating expenses - including $8 and $39 to related parties	3,058	3,176
Interest expense	1,860	1,946
General and administrative - including $226 and $181 to related parties	3,367	2,544
Depreciation	1,561	1,547
Total expenses	9,846	9,213
Total revenues less total expenses	(2,922)	(2,083)
Equity in loss of unconsolidated joint ventures	(1,815)	(2,068)
Loss from continuing operations	(4,737)	(4,151)
Income tax provision	62	62
Net loss from continuing operations, net of taxes	(4,799)	(4,213)
Net loss attributable to non-controlling interests	(32)	(34)
Net loss attributable to common stockholders	$(4,831)	$(4,247)

Weighted average number of shares of common stock outstanding:
Basic	16,932,252	15,886,493
Diluted	16,932,252	15,886,493

Per share amounts attributable to common stockholders:
Basic	$(0.29)	$(0.27)
Diluted	$(0.29)	$(0.27)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,

	2020	2019
Net loss	$(4,799)	$(4,213)
Other comprehensive loss:
Unrealized loss on derivative instruments	(23)	(9)
Other comprehensive loss	(23)	(9)
Comprehensive loss	(4,822)	(4,222)
Comprehensive income attributable to non-controlling interests	(29)	(32)
Comprehensive loss attributable to common stockholders	$(4,851)	$(4,254)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2019	$156	$232,331	$(10)	$(32,824)	$(93)	$199,560
Distributions - common stock - $0.22 per share	—	—	—	(3,822)	—	(3,822)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	438	—	—	—	438
Distributions to non-controlling interests	—	—	—	—	(89)	(89)
Shares issued through equity offering program, net	7	12,070				12,077
Shares repurchased	—	(616)				(616)
Net loss	—	—	—	(4,831)	32	(4,799)
Other comprehensive loss	—	—	(20)	—	(3)	(23)
Comprehensive loss						(4,822)
Balances, March 31, 2020	$164	$244,222	$(30)	$(41,477)	$(153)	$202,726

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2018	$150	$223,373	$9	$(20,044)	$331	$203,819
Distributions - common stock - $0.20 per share	—	—	—	(3,221)	—	(3,221)
Restricted stock vesting	2	(2)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	365	—	—	—	365
Distributions to non-controlling interests	—	—	—	—	(46)	(46)
Net income	—	—	—	(4,247)	34	(4,213)
Other comprehensive income	—	—	(7)	—	(2)	(9)
Comprehensive income						(4,222)
Balances, March 31, 2019	$152	$223,736	$2	$(27,512)	$317	$196,695

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,799)	$(4,213)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,561	1,547
Amortization of deferred financing costs	70	73
Amortization of restricted stock and restricted stock units	438	365
Equity in loss of unconsolidated joint ventures	1,815	2,068
Increases and decreases from changes in other assets and liabilities:
(Increase) decrease in deposits and escrows	(280)	690
Increase in other assets	(51)	(1,918)
Increase in accounts payable and accrued liabilities	1,803	1,704
Net cash provided by operating activities	557	316

Cash flows from investing activities:
Collections from real estate loan	150	150
Improvements to real estate properties	(323)	(390)
Distributions from unconsolidated joint ventures	3,010	4,101
Contributions to unconsolidated joint ventures	(13,700)	(12,287)
Net cash used in investing activities	(10,863)	(8,426)

Cash flows from financing activities:
Mortgage principal payments	(756)	(775)
Dividends paid	(3,778)	(3,181)
Distributions to non-controlling interests	(89)	(46)
Proceeds from the sale of common stock	12,077	—
Repurchase of shares of common stock	(616)	—
Net cash provided by (used in) financing activities	6,838	(4,002)

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,468)	(12,112)
Cash, cash equivalents and restricted cash at beginning of period	32,418	31,719
Cash, cash equivalents and restricted cash at end of period	$28,950	$19,607

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,810	$1,863
Taxes paid	$10	$10

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2020

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company"), a Maryland corporation, owns and operates multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi-family properties are acquired with joint venture partners in transactions in which the Company contributes a significant portion of the equity. At March 31, 2020, the Company: (a) wholly owns eight multi-family properties located in six states with an aggregate of 1,880 units, and a carrying value of $158,224,000; and (b) has interests, through unconsolidated entities, in 31 multi-family properties located in nine states with an aggregate of 9,162 units (including 741 units at two properties currently in lease-up) and the carrying value of this net equity investment is $185,863,000. Most of the Company's properties are located in the Southeast United States and Texas.

The Company also owns and operates various other real estate assets. At March 31, 2020, the carrying value of the other real estate assets was $14,310,000, including a real estate loan of $4,000,000

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2020 and 2019, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2019, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission ("SEC") on May 15, 2020, for complete financial statements.
The consolidated financial statements include the accounts and operations of the Company, its wholly owned subsidiaries.
The joint venture that owns a property in Yonkers New York, was determined not to be a variable interest entity ("VIE") but is consolidated because the Company has controlling rights in such entity.
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

Certain items on the consolidated financial statements have been reclassified to conform with the current year's presentation.

Note 3 - Equity

Equity Distribution Agreements

In November 2019, the Company entered into equity distribution agreements, with three sales agents to sell up to an aggregate of $30,000,000 of its common stock from time-to-time in an at-the-market offering. During the quarter ended March 31, 2020, the Company sold 694,298 shares for an aggregate sales price of $12,293,000 before commissions and fees of $185,000 and offering related expenses of $31,000. From the commencement of this program through March 31, 2020, the Company sold 806,261 shares for an aggregate sales price of $14,316,000 before commissions and fees of $314,000 and offering related expenses of $56,000.
Common Stock Dividend Distribution

The Company declared quarterly cash distributions of $0.22 per share, payable on April 7, 2020 and July 9, 2020 to stockholders of record on March 24, 2020 and June 26, 2020, respectively.

Stock Based Compensation

During the first quarter of 2020 , the Company's board of directors adopted, subject to stockholder approval, the 2020 Incentive Plan-this plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards.

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
Expense is recognized over the five-year vesting period on the Units which the Company expects to vest. For the three months ended March 31, 2020 and 2019, the Company recorded $35,000 and $35,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the Units. At March 31, 2020 and December 31, 2019, $142,000 and $177,000 of compensation expense, respectively, had been deferred and will be charged to expense over the remaining vesting period.
Restricted Stock
In January 2020, the Company granted 158,299 shares of restricted stock pursuant to the 2018 Incentive Plan. As of March 31, 2020, an aggregate of 744,145 shares of unvested restricted stock are outstanding pursuant to the 2018 Incentive Plan, the 2016 Incentive Plan and the 2012 Incentive Plan. No additional awards may be granted under the 2016 Incentive Plan and the 2012 Incentive Plan. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.
For the three months ended March 31, 2020 and 2019, the Company recorded $403,000 and $330,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At March 31, 2020 and December 31, 2019, $5,689,000 and $3,328,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.9 years.
Stock Buyback
On September 12, 2019, the Board of Directors approved a repurchase plan authorizing the Company, effective as of October 1, 2019, to repurchase up to $5,000,000 of shares of common stock through September 30, 2021. During the three months ended March 31, 2020, the Company repurchased 39,093 shares of common stock at an average market price of $15.76 for an aggregate cost of $616,000. During the three months ended March 31, 2019, the Company did not repurchase any shares.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock deemed to be outstanding during such period. In calculating diluted earnings per share, the Company, for the three months ended March 31, 2020 and the three months ended March 31, 2019, did not include any shares underlying the Units as their effect would have been anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator for basic and diluted earnings (loss) per share attributable to common stockholders:
Net loss attributable to common stockholders	$(4,831)	$(4,247)

Denominator:
Denominator for basic earnings per share—weighted average number of shares	16,932,252	15,886,493
Effect of diluted securities	—	—
Denominator for diluted earnings per share—adjusted weighted average number of shares and assumed conversions	16,932,252	15,886,493

Basic loss per share	$(0.29)	$(0.27)
Diluted loss per share	$(0.29)	$(0.27)

Note 4 ‑ Real Estate Properties

Real estate properties consist of the following (dollars in thousands):

	March 31, 2020	December 31, 2019
Land	$29,227	$29,227
Building	154,854	154,854
Building improvements	10,025	9,702
Real estate properties	194,106	193,783
Accumulated depreciation	(25,655)	(24,094)
Total real estate properties, net	$168,451	$169,689

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2019 Balance	Additions	Capitalized Costs and Improvements	Depreciation	Sales	March 31, 2020 Balance
Multi-family	$159,434	$—	$323	$(1,534)	$—	$158,223
Land - Daytona, FL	8,021	—	—	—	—	8,021
Shopping centers/Retail - Yonkers, NY	2,234	—	—	(27)	—	2,207
Total real estate properties	$169,689	$—	$323	$(1,561)	$—	$168,451

Note 5 - Acquisitions and Dispositions

Property Acquisitions

The table below provides information regarding the Company's acquisition of a multi-family property, through an unconsolidated joint venture, during the three months ended March 31, 2020 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Wilmington, North Carolina	2/20/2020	264	$38,000	$23,160	$13,700	80%	$459

The table below provides information regarding the Company's acquisition of a multi - family property,through an unconsolidated joint venture, during the three months ended March 31, 2019 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Kannapolis, North Carolina	3/12/2019	312	$48,065	$33,347	$11,231	65%	$559

Property Dispositions

The Company did not dispose of any real estate properties during the three months ended March 31, 2020 and 2019.

Impairment Charges

The Company reviews each real estate asset owned, including those held through investments in unconsolidated joint ventures, for impairment when there is an event or a change in circumstances indicating that the carrying amount may not be recoverable. The Company measures and records impairment losses, and reduces the carrying value of properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the three months ended March 31, 2020 and 2019, no impairment charges were recorded.

Note 6 - Restricted Cash
Restricted cash represents funds held for specific purposes and are therefore not available for general corporate purposes. The restricted cash reflected on the consolidated balance sheets represents funds that are held by or on behalf of the Company specifically for capital improvements at certain multi-family properties.

Note 7 – Investment in Unconsolidated Ventures

At March 31, 2020 and December 31, 2019, the Company owns interests in unconsolidated joint ventures that own 31 and 30 multi-family properties, respectively (the "Unconsolidated Properties"). The condensed balance sheets below present information regarding such properties (dollars in thousands):

	March 31, 2020	December 31, 2019
ASSETS
Real estate properties, net of accumulated depreciation of $114,358 and $104,001	$1,102,025	$1,070,941
Cash and cash equivalents	12,717	12,804
Deposits and escrows	20,061	23,912
Other assets	4,791	4,136
Total Assets	$1,139,594	$1,111,793

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $5,847 and $5,839	$826,646	$803,289
Accounts payable and accrued liabilities	15,438	19,731
Total Liabilities	842,084	823,020
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	297,510	288,773
Total Liabilities and Equity	$1,139,594	$1,111,793

Company equity interest of joint venture equity	$185,946	$177,071

Real estate properties of our unconsolidated joint ventures consist of the following (dollars in thousands):

	March 31, 2020	December 31, 2019
Land	$148,341	$144,136
Building	1,028,861	993,643
Building improvements	39,181	37,163
Real estate properties	1,216,383	1,174,942
Accumulated depreciation	(114,358)	(104,001)
Total real estate properties, net	$1,102,025	$1,070,941

At March 31, 2020, the weighted average interest rate on the mortgages payable is 4.06% and the weighted average remaining term to maturity is 7.9 years.

The condensed income statement below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental and other revenue	$30,843	$26,827
Total revenues	30,843	26,827

Expenses:
Real estate operating expenses	14,532	13,096
Interest expense	8,757	7,906
Depreciation	10,357	9,189
Total expenses	33,646	30,191
Total revenues less total expenses	(2,803)	(3,364)
Net income from joint ventures	$(2,803)	$(3,364)

BRT equity in loss from joint ventures	$(1,815)	$(2,068)

Note 8 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2020	December 31, 2019
Mortgages payable	$133,282	$134,038
Junior subordinated notes	37,400	37,400
Deferred financing costs	(1,090)	(1,160)
Total debt obligations, net of deferred costs	$169,592	$170,278

Mortgages Payable

The weighted average interest rate on the Company's mortgage debt at March 31, 2020 was 4.15%. For the three months ended March 31, 2020 and 2019 interest expense, which includes amortization of deferred fees, was $1,475,000 and $1,500,000, respectively.

Credit Facility

The Company entered into a credit facility dated April 18, 2019, as amended from time-to-time, with an affiliate of Valley National Bank. The facility allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $10,000,000 to facilitate the acquisition of multi-family properties and for working capital (including dividend payments) and operating expenses. The facility is secured by the cash available in certain cash accounts maintained by the Company at Valley National Bank, matures April 2021 and bears an adjustable interest rate of 50 basis points over the prime rate, with a floor of 5%. The interest rate in effect as of March 31, 2020 is 5%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility. On May 21, 2020, the Company borrowed $5,000,000 for working capital and operating expense purposes.

At March 31, 2020, there was no outstanding balance on the facility. At June 1, 2020, the outstanding balance on the credit facility was $5,000,000.

Junior Subordinated Notes

At March 31, 2020 and December 31, 2019, the Company's junior subordinated notes had an outstanding principal balance of $37,400,000, before deferred financing costs of $332,000 and $337,000, respectively. At March 31, 2020, the interest rate on the outstanding balance is three month LIBOR + 2.00% or 3.77%. The interest rate in effect for the next payment period (April 30 - July 30, 2020) is 2.76%

The junior subordinated notes require interest - only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended March 31, 2020 and 2019, which includes amortization of deferred costs, was $370,000 and $449,000, respectively.

Note 9 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee); provide investment advice; and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred and paid for these services in the three months ended March 31, 2020 and 2019 were $350,000 and $333,000, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $8,000 and $8,000 for the three months ended March 31, 2020 and 2019, respectively.

The Company shares facilities, personnel and other resources with One Liberty Properties, Inc., Majestic Property, and Gould Investors L.P. Certain of the Company's executive officers and/or directors also serve in management positions, and have ownership interests, in One Liberty, Majestic Property and/or Georgetown Partners Inc., the managing general partner of Gould Investors. The allocation of expenses for the facilities, personnel and other resources shared by the Company, One Liberty, Majestic Property and Gould Investors is computed in accordance with a shared services agreement by and among the Company and these entities and is included in general and administrative expense on the consolidated statements of operations. For the three months ended March 31, 2020 and 2019, net allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $226,000 and $142,000, respectively.

Management of two of the Company's multi-family properties, which were sold in July 2019, were performed by its joint venture partners or their affiliates, none of which are otherwise related to the Company. These management fees amounted to $32,000 in the three months ended March 31, 2019.

Note 10 – Fair Value of Financial Instruments

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

Junior subordinated notes: At March 31, 2020 and December 31, 2019, the estimated fair value of the notes is lower their carrying value by approximately $9,915,000 and $9,589,000, respectively, based on a market interest rate of 5.95% and 6.41%, respectively.

Credit facility: At March 31, 2020, and December 31, 2019, the estimated fair value of the credit facility is equal to its carrying value.

Mortgages payable: At March 31, 2020, the estimated fair value of the Company’s mortgages payable is greater than their carrying value by approximately $6,504,000, assuming market interest rates between 2.70% and 3.05% and at December 31, 2019, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $321,000 assuming market interest rates between 3.89% and 4.33%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

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

Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of March 31, 2020 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2
Financial Liabilities:
Interest rate swap	$35	—	$35

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At March 31, 2020, these derivatives are included in other liabilities on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with them utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivatives valuation is classified in Level 2 of the fair value hierarchy.

Note 11 – Derivative Financial Instruments

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

As of March 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Current Notional Amount	Fixed Rate	Maturity
Interest rate swap	$1,138	5.25%	April 1, 2022

Non-designated Derivatives

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. At March 31, 2020, the Company did not have any outstanding derivatives that were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:
March 31, 2020		December 31, 2019
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$—	Other Assets	$—
Accounts payable and accrued liabilities	$35	Accounts payable and accrued liabilities	$12

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive (loss) income for the dates indicated (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Amount of (loss) gain recognized on derivative in Other Comprehensive Income	$(24)	$(9)
Amount of (loss) gain reclassified from Accumulated Other Comprehensive Income into Interest expense	$(1)	$1
Total amount of Interest expense presented in the Consolidated Statement of Operations	$1,860	$1,946

The Company estimates an additional $19,000 will be reclassified from other comprehensive loss as a decrease to interest expense over the next twelve months.

Credit-risk-related Contingent Features

The agreement between the Company and its derivative counterparties provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.

Note 12 – New Accounting Pronouncements

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to
Nonemployee Share-Based Payment Accounting. This update provides specific guidance for transactions for acquiring goods and services from nonemployees and specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material effect on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC Topic 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material effect on the consolidated financial statements.

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

In March 2020, the Financial Accounting Standard Board issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, lease, derivatives and other contracts. This guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 13 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2020, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

The Company is presented with the risks presented by the novel coronavirus or COVID-19, which has spread and may continue to spread, to markets in which it operates. The ultimate extent of the impact of the pandemic on the Company’s business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, the severity of, and the actions taken to control, the pandemic, and the short-term and long-term economic impact thereof. As a result of the pandemic the Company granted two commercial tenants rent abatements aggregating $75,000 for the quarter ending June 30, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the "Quarterly Report"), together with other statements and information publicly disseminated by us, contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. Forward looking statements are generally identifiable by use of words such as "may," "will," "will likely result," "shall," "should," "could," "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions or variations thereof.

Forward-looking statements contained in this Quarterly Report are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors which may cause actual results to vary from our forward-looking statements include, but are not limited to:

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
•the impact of the COVID-19 pandemic;
•the review, and any required response thereto, if any, arising out of the restatements set forth in, and the material weakness in internal control over financial reporting described in, our Annual Report, of our financial statements, accounting, accounting policies and internal control or financial reporting;
•the discovery of any additional adjustments, in addition to those described in our Annual Report; and
•the other factors described in this Quarterly and our Annual Report, including those set forth, as applicable, under the captions "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".
We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. Except to the extent otherwise required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of the filing of this Quarterly Report or to reflect the occurrence of unanticipated events.

Overview

General

We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, and operation of multi-family properties. These properties derive revenue from tenant rental payments. Generally, these properties are owned by unconsolidated joint ventures in which we contributed 65% to 80% of the equity. At March 31, 2020, we: (i) wholly own eight multi-family properties located in six states with an aggregate of 1,880 units and a carrying value of $158.2 million; and (ii) have ownership interests, through unconsolidated entities, in 31 multi-family properties located in nine states with 9,162 units (including 741 units at two properties in lease-up) - the carrying value of our net equity investment therein is $185.9 million. Most of our properties are located in the southeast United States and Texas.

As used herein, the term "same store properties" refers to operating properties that were owned for the entirety of the periods being presented. For the three months ended March 31, 2020 and 2019, there were seven same store properties.
Acquisition During the Three Months Ended March 31, 2020
On February 20, 2020, through an unconsolidated joint venture, we acquired an 80% interest in a 264 unit multi-family property located in Wilmington, NC. The purchase price of this property was $38.0 million, including assumed mortgage debt of $23.2 million and $17.1 million of equity. We contributed $13.7 million of the equity.

ATM Activity

In the quarter ended to March 31, 2020, we sold 694,298 shares of common stock for an aggregate sales price $12.3 million before commissions, fees and offering related expenses of $215,000.

Share Buyback

In the quarter ended March 31, 2020, we repurchased 39,093 shares of common stock at a weighted average price of $15.76 per unit or $616,000.

Challenges and Uncertainties Presented by COVID-19

We are facing challenges resulting from the outbreak of the COVID-19 pandemic. While the nation-wide economic hardships resulting from the responses to the pandemic did not have a material impact on our results of operations for the quarter ended March 31, 2020, and for April, May and through June 15, 2020, we collected 98%, 98% and 95% of amounts billed to tenants (which includes rent and certain ancillary charges) at multi-family properties owned by consolidated and unconsolidated joint ventures (though such results are not necessarily indicative of future collections), the pandemic, among other things, may adversely affect the ability of our residents to pay rent (due to furloughs, layoffs and/or the expiration of, or reduction in, unemployment benefits) and as a result, our ability to pay dividends and/or the debt service on our mortgages. Residents at several properties(e.g., Silvana Oaks Apartments-N. Charleston, SC and Crestmont at Thornblade-Greenville, SC., are employed by significant manufacturers(e.g., Boeing and BMW) and residents at other properties(e.g., Parkway Grande-San Marcos, TX and Chatham Court and Reflections-Dallas, TX) are students at nearby colleges or universities. Reductions in employment at these or other employers or changes to the programs offered at these or other educational institutions will make it more difficult for those residents to pay rent. The pandemic may also (i) require us to incur additional real estate operating expenses to maintain our properties and promote the health and safety of our residents, (ii) result in reduced revenues due to rent accommodations offered to current or prospective tenants, (iii) limit our ability to market our properties to prospective tenants, and delay efforts to implement value add programs and acquire or dispose of properties. The governmental response to the pandemic has resulted in further legislation regulating our relationships with our residents, including limitations on our ability to exercise various remedies with respect to residents that do not pay rent or other charges and may result in legislation limiting the rents we can charge or collect. The ultimate extent of the impact of the pandemic on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Results of Operations – Three months ended March 31, 2020 compared to three months ended March 31, 2019.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands):	2020	2019	Increase (Decrease)	% Change
Rental revenue	$6,745	$6,886	$(141)	(2.0)
Other income	179	244	(65)	(26.6)
Total revenues	$6,924	$7,130	$(206)	(2.9)

Rental revenue

The decrease is due primarily to the inclusion, in the corresponding period of the prior year, of $1.0 million from two properties that were sold in July 2019 (the "Sold Properties").

Offsetting this decrease are increases of:

•$640,000 due to the inclusion of revenues from a multi-family property at which we bought out the interests of our joint venture partner in October 2019 (the "Partner Buyout") and which is now wholly owned by us, and
•$248,000 from same store properties due primarily due to rental rate increases.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	Increase (Decrease)	% Change
Real estate operating expenses	$3,058	$3,176	$(118)	(3.7)%
Interest expense	1,860	1,946	(86)	(4.4)%
General and administrative	3,367	2,544	823	32.4%
Depreciation	1,561	1,547	14	0.9%
Total expenses	$9,846	$9,213	$633	6.9%

Real estate operating expenses.

The decrease is due primarily to the inclusion, in the corresponding period of $664,000 from the Sold Properties.

Offsetting this decrease are increases of:

•$324,000 due to the inclusion of operating expenses from the Partner Buyout; and
•$193,000 from same store properties, including increased compensation costs due to increased staffing as we filled vacant positions at several properties, increased insurance rates and increases in various miscellaneous expenses.

Interest expense.

The decrease is due primarily to:

•the inclusion, in the corresponding period of the prior year, of $205,000 of interest from two properties that were sold in July 2019; and
•$63,000 primarily from a decrease in the interest rate paid on our subordinated debt

Offsetting these decreases is an increase of $196,000 due to the inclusion of interest expense from the Partner Buyout.

General and administrative.

The increase is due primarily to: (i) a $596,000 increase in professional fees and expenses of which $523,000 was incurred in connection with the Restatement, and (ii) increased compensation costs of $129,000, including a $74,000 increase due to the amortization of restricted stock. We estimate that we will incur, in the quarter ending June 30, 2020, $160,000 of professional fees and expenses related to the Restatement.

Equity in (loss) of unconsolidated joint ventures.
The table below reflects our share of the components of the equity in (loss) of unconsolidated joint ventures (dollars in thousands)(see note 7 of our consolidated financial statements):

	Three Months Ended March 31,
	2020	2019	Increase/Decrease	% change
Rental revenues from unconsolidated joint ventures	$19,491	$17,017	$2,474	14.5%

Real estate operating expense from unconsolidated joint ventures	9,172	8,333	839	10.1%
Interest expense from unconsolidated joint ventures	5,570	5,040	530	10.5%
Depreciation from unconsolidated joint ventures	6,572	5,781	791	13.7%
Total expenses from unconsolidated joint ventures	21,314	19,154	2,160	11.3%

Total revenues less total expenses from unconsolidated joint ventures	(1,823)	(2,137)	314	(14.7)%

Other equity earnings	8	69	(61)	(88.4)%

Equity in loss of joint ventures	$(1,815)	$(2,068)	$253	(12.2)%

Set forth below is an explanation of the most significant changes in the components of the equity in loss of unconsolidated joint ventures. Same store properties at unconsolidated joint ventures represent 25 properties that have been owned for the entirety of both periods being compared and exclude properties in lease up.
Rental revenue from unconsolidated joint ventures
The increase is due primarily to:

• $1.6 million in revenues from three properties acquired during the twelve months ended March 31, 2020, including $278,000 from a property acquired during the current quarter,
•$989,000 from two properties currently in lease up,
•$640,000 from the inclusion, for the entire three months ended March 31, 2020 of a property that was only owned for a portion of the corresponding period in the prior year, and
•$598,000 from unconsolidated same store properties - approximately (i) $433,000 of the increase is due to an increase in rental rates at most properties, and (ii) $115,000 is due to increase in variable lease payments (e.g., utility reimbursements, late fees, etc.).

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $799,000 from a property that was sold in November 2019 and $542,000 from a property where we bought out our partner and is now wholly owned and reported on a consolidated basis.
Real estate operating expenses from unconsolidated joint ventures
The increase is due to:

•$646,000 in expenses incurred from three properties acquired during the 12 months ended March 31, 2020, including $83,000 from a property acquired during the current quarter,
•$348,000 from unconsolidated same store properties due to higher increases in real estate taxes and insurance and moderate increases across most other expense categories,
•$272,000 from the inclusion, for the entire three months ended March 31, 2020, of a property that was only owned for a portion of the corresponding period in the prior year, and
•$232,000 from two properties which are currently in lease up.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $396,000 from a property that was sold in November 2019 and $262,000 from a property where we bought out our partner and is now wholly owned and reported on a consolidated basis.
Interest expense from unconsolidated joint ventures
The increase is due primarily to:

•$493,000 in expenses incurred at three properties acquired during the 12 months ended March 31, 2020, including $96,000 from a property acquired during the current quarter,
•$297,000 from two properties currently in lease up and at which expense was partially or fully capitalized in the corresponding period in the prior year, and
•$148,000 from the inclusion, for the entire three months ended March 31, 2020, of a property that was only owned for a portion of the corresponding period in the prior year.

Offsetting the increase is the inclusion, in the corresponding period of the prior year of:
•$156,000 from a property where we bought out our partner and is now wholly owned and reported on a consolidated basis,
•$138,000 from a property that was sold in November 2019, and
•$113,000 from unconsolidated same store properties primarily due to the refinancing of a mortgage at a lower principal amount.

Depreciation from unconsolidated joint ventures
The increase is due primarily to:

•$757,000 in expenses from three properties acquired during the twelve months ended March 31, 2020, including $190,000 from a property acquired during the current quarter,
•$466,000 from two properties which are in lease up and were in development, and therefore not depreciated, in the corresponding period in the prior year, and
•$255,000 from the inclusion, for the entire three months ended March 31, 2020, of a property that was only owned for a portion of the corresponding period in the prior year.

Offsetting the increase is:
•$391,000 from unconsolidated same store properties primarily due to a lower level of depreciation as lease intangibles on several properties have been fully depreciated,
•the inclusion, in the corresponding period of the prior year, of $162,000 from a property at which we bought out our partner and is now wholly owned and reported on a consolidated basis, and
•$134,000 from a property that was sold in November 2019.

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service, acquire properties, make capital improvements and pay dividends. Generally, our primary sources of capital and liquidity are the operations of our multi-family properties (including distributions from the joint ventures that own such properties), mortgage debt financings and refinancings, equity contributions for acquisitions from our joint venture partners, our share of the proceeds from the sale of properties, the sale of shares of our common stock pursuant to our at-the-market equity distribution program, our credit facility and our available cash (including restricted cash). Our available liquidity at June 1, 2020, was $33.4 million, including $18.5 million of cash and cash equivalents, $9.9 million of restricted cash and, subject to borrowing base requirements, up to $5.0 million of remaining availability under our credit facility.
We anticipate that through 2022, our operating expenses, $126.9 million of mortgage amortization and interest expense and $182.9 million of balloon payments (including $106.8 million and $108.2 million, respectively, from unconsolidated joint ventures) due with respect to mortgages maturing from 2020 to 2022, estimated cash dividend payments of at least $ 37.8 million (assuming (i) the current quarterly dividend rate of $0.22 per share and (ii) 17.2 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), mortgage refinancing, sales of properties, our credit facility and the issuance of additional equity. Our operating cash flow and available cash is insufficient to fully fund the $182.9 million of balloon payments, and if we are unable to refinance such debt, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.
Capital improvements at (i) 20 multi-family properties will be funded by approximately $9.9 million of restricted cash available at June 1, 2020 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.
Our ability to acquire additional multi-family properties (including our acquisition of our partner's interest in properties owned by joint ventures) is limited by our available cash, and our ability to (i) draw on our credit facility (ii) obtain, on acceptable terms, equity contributions from joint venture partners and mortgage debt from lenders and (iii) raise capital from the sale of our common stock. Further, if and to the extent we generate ordinary taxable income, we will be required to make distributions to stockholders to maintain our REIT status and as a result, will be limited in our ability to use gains, if any, from property sales, as a source of funds for operating expenses, debt service and property acquisitions.

Junior Subordinated Notes
As of March 31, 2020, $37.4 million (excluding deferred costs of $332,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. At March 31, 2020 and 2019, the interest rate on these notes was 3.77% and 4.75%, respectively.
Credit Facility
We entered into a credit facility dated April 18, 2019, as amended from time to time, with VNB New York, LLC, an affiliate of Valley National Bank. The facility allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $10 million. The facility is available for the acquisition of, and investment in, multi-family properties, for working capital (including dividend payments) and operating expenses. It is secured by the cash available in certain cash accounts maintained by the Company at VNB, matures April 2021 and bears an annual interest rate of 50 basis points over the prime rate, with a floor of 5%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility.

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

Off Balance Sheet Arrangements

Other than an interest rate derivative with a notional amount of $1.1 million, described in note 11 to our consolidated financial statements, and which we do not believe will have a material impact on our liquidity or results of operations, we are not a party to any off-balance sheet arrangements (as such term is defined in Item 303(a)(4) of Regulation S-K). Nevertheless, we present the following information as we believe it could be meaningful to investors. We are joint venture partners in approximately 31 unconsolidated joint ventures which own multi-family properties. The distributions from the properties owned by these joint ventures ($3.0 million in the quarter ended March 31, 2020) are a material source of our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At March 31, 2020, these joint venture properties have a net equity carrying value of $185.9 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $831.7 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. These joint venture arrangements have been, and we anticipate that they will continue to be, material to our liquidity and capital resource position. See note 7 to our consolidated financial statements.

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
Our net operating loss at December 31, 2019 is approximately $16.8 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT. Notwithstanding the foregoing, on April 7, 2020 and July 9, 2020, we paid, or will pay a cash dividend of $0.22 per share.

We are carefully monitoring our discretionary spending, particularly in light of the potential reduction in the base cash rent from tenants due to the economic challenges resulting from the pandemic. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $.22 per share of common stock, or in the approximate amount of $ 3.8 million, for the most recent quarter). Each quarter, our board of directors evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long- term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, adjusted funds from operations and the dividend policies of our peers.

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

The tables below provides a reconciliation of net loss determined in accordance with Generally Accepted Accounting Principles ("GAAP") to FFO and AFFO on a dollar and per share basis for each of the indicated periods (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
GAAP Net loss attributable to common stockholders	$(4,831)	$(4,247)
Add: depreciation of properties	1,561	1,547
Add: our share of depreciation in unconsolidated joint ventures	6,572	5,785
Adjustments for non-controlling interests	(4)	(23)
NAREIT Funds from operations attributable to common stockholders	3,298	3,062

Adjustments for: straight-line rent accruals	(10)	(10)
Add: amortization of restricted stock and restricted stock units	438	365
Add: amortization of deferred mortgage costs	80	73
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	160	227
Adjustments for non-controlling interests	2	1
Adjusted funds from operations attributable to common stockholders	$3,968	$3,718

	Three Months Ended March 31,
	2020	2019
GAAP Net loss attributable to common stockholders	$(0.29)	$(0.27)
Add: depreciation of properties	0.09	0.10
Add: our share of depreciation in unconsolidated joint ventures	0.39	0.36
NAREIT Funds from operations per diluted common share	0.19	0.19

Adjustments for: straight line rent accruals	—	—
Add: amortization of restricted stock and restricted stock units	0.03	0.02
Add: amortization of deferred mortgage costs	—	—
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	0.01	0.02
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per diluted common share	$0.23	$0.23

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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
GAAP Net loss attributable to common stockholders	$(4,831)	$(4,247)
Less: Other Income	(179)	(244)
Add: Interest expense	1,860	1,946
General and administrative	3,367	2,544
Depreciation	1,561	1,547
Provision for taxes	62	62
Less: Gain on sale of real estate	—	—
Add: Loss on extinguishment of debt	—	—
Equity in loss of unconsolidated joint venture properties	1,815	2,068
Add: Net loss attributable to non-controlling interests	32	34
Net Operating Income	$3,687	$3,710

Non-same store Net Operating Income	(560)	(638)
Same store Net Operating Income	$3,127	$3,072

NOI decreased $23,000, primarily due to the sale of two properties in July 2019 which was offset by an increase due to the Partner Buyout and the consolidation of the property and an increase in same store NOI. Same store NOI increased $55,000 primarily due to increased revenues of $248,000 from increased rental rates offset by a $193,000 increase in operating expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than one mortgage, which is subject to an interest rate swap agreement that effectively fix the rate at a fixed rate.

As of March 31, 2020, we had one interest rate swap agreement outstanding. The fair value of these derivative instruments is dependent upon existing market interest rates and swap spreads, which change over time. At March 31, 2020, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of this derivative instruments and the net unrealized gain thereon would have increased by approximately $19,000 and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of these derivatives and the net unrealized gain thereon would have decreased by approximately $19,000. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At March 31, 2020, the interest rate on these notes was 3.77%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $374,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2020.

As disclosed in Part II, Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, a material weakness was identified in the internal controls over financial reporting related to the consolidation of properties that should have been accounted for using the equity method of accounting rather than consolidated.

After considering the progress of the remediation plan noted below and considering that the enhanced controls have not been sufficiently tested to concluded they are operating effectively, the Chief Executive Officer, Senior Vice President-Finance, and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of such date.

Due to the material weakness, subsequent to March 31, 2020, management implemented a remediation plan to address the control deficiency that led to the material weakness. We made significant changes to the process of evaluating the accounting for investments in property ventures. Specifically, we have implemented procedures to assess each investment in accordance with the applicable accounting guidance and prepare an analysis spreadsheet that highlights the key criteria and decision points leading to the consolidation or equity method determination. Specific multi-level reviews of this enhanced documentation have been implemented to ensure that i) the correct contract terms are included in the analyses and ii) the criteria and decision points are properly assessed. As these controls operate over a subjective area, include management judgment, and require certain technical and operation expertise, we have determined them to be management review controls. Additionally, due to the technical knowledge needed to perform the analysis and review, we have also implemented additional required training on the subject matter (i.e., consolidation accounting). We have implemented the enhanced procedures and documentation standards and our plan is to test the remediation of this material weakness by the end of 2020, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

Despite the material weakness in internal control over financial reporting, our management has concluded that, the financial statements fairly present in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 12, 2019, our Board of Directors authorized us to repurchase, effective as of October 1, 2019, up to $5.0 million of shares of our common stock through September 30, 2021. The table below provides information regarding our repurchase of shares of common stock pursuant to such authorization during the periods presented:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	—	—	—	$5,000,000
February 1 - February 29, 2020	14,000	$15.60	14,000	4,781,580
March 1 - March 31, 2020	25,093	15.85	25,093	4,383,780
Total	39,093	$15.76	39,093

Item 6. Exhibits

Exhibit No.	Title of Exhibits
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)

_______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

June 17, 2020	/s/ Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

June 17, 2020	/s/ George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)