Form 10-Q
period 2020-09-30
BRT Apartments Corp.
filed 2020-11-06
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

17,176,401 Shares of Common Stock,
par value $0.01 per share, outstanding on November 4, 2020

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

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $29,237 and $24,094	$161,594	$169,689
Investments in unconsolidated joint ventures	175,484	177,071
Real estate loan	—	4,150
Cash and cash equivalents	15,650	22,699
Restricted cash	9,129	9,719
Other assets	12,390	7,282
Total Assets	$374,247	$390,610
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $628 and $823	$131,148	$133,215
Junior subordinated notes, net of deferred costs of $322 and $337	37,078	37,063
Accounts payable and accrued liabilities	21,678	20,772
Total Liabilities	189,904	191,050

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 300,000 shares authorized; 16,432 and 15,638 shares outstanding	164	156
Additional paid-in capital	245,144	232,331
Accumulated other comprehensive loss	(24)	(10)
Accumulated deficit	(60,853)	(32,824)
Total BRT Apartments Corp. stockholders’ equity	184,431	199,653
Non-controlling interests	(88)	(93)
Total Equity	184,343	199,560
Total Liabilities and Equity	$374,247	$390,610

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenue	$7,020	$6,261	$20,422	$20,244
Other income	293	161	631	595
Total revenues	7,313	6,422	21,053	20,839
Expenses:
Real estate operating expenses - including $8 and $13 to related parties for the three months ended and $24 and $93 for the nine months ended	3,289	2,741	9,351	9,242
Interest expense	1,731	1,870	5,400	5,865
General and administrative - including $167 and $105 to related parties for the three months ended and $631 and $403 for the nine months ended	2,730	2,430	9,054	7,455
Impairment charge	3,642	—	3,642	—
Depreciation	1,777	1,373	5,147	4,348
Total expenses	13,169	8,414	32,594	26,910
Total revenues less total expenses	(5,856)	(1,992)	(11,541)	(6,071)
Equity in loss of unconsolidated joint ventures	(1,529)	(2,390)	(4,731)	(6,676)
Gain on sale of real estate	—	9,938	—	9,938
Loss on extinguishment of debt	—	(1,387)	—	(1,387)
(Loss) income from continuing operations	(7,385)	4,169	(16,272)	(4,196)
Income tax provision	65	98	192	219
Net (loss) income from continuing operations, net of taxes	(7,450)	4,071	(16,464)	(4,415)
Net income attributable to non-controlling interests	(34)	(799)	(97)	(877)
Net (loss) income attributable to common stockholders	$(7,484)	$3,272	$(16,561)	$(5,292)

Weighted average number of shares of common stock outstanding:
Basic	17,176,401	15,913,975	17,095,315	15,900,362
Diluted	17,176,401	16,113,975	17,095,315	15,900,362

Per share amounts attributable to common stockholders:
Basic	$(0.44)	$0.21	$(0.97)	$(0.33)
Diluted	$(0.44)	$0.20	$(0.97)	$(0.33)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Net (loss) income	$(7,450)	$4,071	$(16,464)	$(4,415)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	5	(3)	(17)	(27)
Other comprehensive income (loss)	5	(3)	(17)	(27)
Comprehensive (loss) income	(7,445)	4,068	(16,481)	(4,442)
Comprehensive income attributable to non-controlling interests	(36)	(799)	(95)	(873)
Comprehensive (loss) income attributable to common stockholders	$(7,481)	$3,269	$(16,576)	$(5,315)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2019	$156	$232,331	$(10)	$(32,824)	$(93)	$199,560
Distributions - common stock - $0.22 per share	—	—	—	(3,822)	—	(3,822)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	438	—	—	—	438
Distributions to non-controlling interests	—	—	—	—	(89)	(89)
Shares issued through equity offering program, net	7	12,070				12,077
Shares repurchased	—	(616)				(616)
Net (loss) income	—	—	—	(4,831)	32	(4,799)
Other comprehensive loss	—	—	(20)	—	(3)	(23)
Comprehensive loss						(4,822)
Balances, March 31, 2020	$164	$244,222	$(30)	$(41,477)	$(153)	$202,726

Distributions - common stock - $0.22 per share	—	—	—	(3,822)	—	(3,822)
Compensation expense - restricted stock and restricted stock units	—	461	—	—	—	461
Net (loss) income	—	—	—	(4,246)	31	(4,215)
Other comprehensive income (loss)	—	—	2	—	(1)	1
Comprehensive loss						(4,214)
Balances, June 30, 2020	$164	$244,683	$(28)	$(49,545)	$(123)	$195,151

Distributions - common stock - $0.22 per share	—	—	—	(3,824)	—	(3,824)
Compensation expense - restricted stock and restricted stock units	—	461	—	—	—	461
Net (loss) income	—	—	—	(7,484)	34	(7,450)
Other comprehensive income	—	—	4	—	1	5
Comprehensive loss						(7,445)
Balances, September 30, 2020	$164	$245,144	$(24)	$(60,853)	$(88)	$184,343

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2018	$150	$223,373	$9	$(20,044)	$331	$203,819
Distributions - common stock - $0.20 per share	—	—	—	(3,221)	—	(3,221)
Restricted stock vesting	2	(2)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	365	—	—	—	365
Distributions to non-controlling interests	—	—	—	—	(46)	(46)
Net (loss) income	—	—	—	(4,247)	34	(4,213)
Other comprehensive loss	—	—	(7)	—	(2)	(9)
Comprehensive loss						(4,222)
Balances, March 31, 2019	$152	$223,736	$2	$(27,512)	$317	$196,695
Distributions - common stock - $0.20 per share	—	—	—	(3,220)	—	(3,220)
Compensation expense - restricted stock and restricted stock units	—	373	—	—	—	373
Distributions to non-controlling interests	—	—	—	—	(39)	(39)
Shares repurchased	—	(46)	—	—	—	(46)
Net (loss) income	—	—	—	(4,317)	44	(4,273)
Other comprehensive loss	—	—	(13)	—	(2)	(15)
Comprehensive loss						(4,288)
Balances, June 30, 2019	$152	$224,063	$(11)	$(35,049)	$320	$189,475

Distributions - common stock - $0.20 per share	—	—	—	(3,554)	—	(3,554)
Compensation expense - restricted stock and restricted stock units	—	372	—	—	—	372
Distributions to non-controlling interests	—	—	—	—	(1,134)	(1,134)
Shares issued through equity offering program, net	—	774	—	—	—	774
Net income	—	—	—	3,272	799	4,071
Other comprehensive loss	—	—	(3)	—	—	(3)
Comprehensive income						4,068
Balances, September 30, 2019	$152	$225,209	$(14)	$(35,331)	$(15)	$190,001

See accompanying notes to consolidated financial statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,464)	$(4,415)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,147	4,348
Amortization of deferred financing costs	210	228
Amortization of restricted stock and restricted stock units	1,360	1,110
Equity in loss of unconsolidated joint ventures	4,731	6,676
Impairment charge	3,642	—
Gain on sale of real estate	—	(9,938)
Loss on extinguishment of debt	—	1,387
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in other assets	(1,108)	(2,166)
Increase in accounts payable and accrued liabilities	757	5,834
Net cash (used in) provided by operating activities	(1,725)	3,064

Cash flows from investing activities:
Collections from real estate loan	150	450
Improvements to real estate properties	(694)	(1,169)
Distributions from unconsolidated joint ventures	10,556	12,034
Proceeds from the sale of real estate owned	—	32,801
Contributions to unconsolidated joint ventures	(13,700)	(29,069)
Net cash (used in) provided by investing activities	(3,688)	15,047

Cash flows from financing activities:
Mortgage payoffs	—	(20,635)
Mortgage principal payments	(2,262)	(2,189)
Proceeds from credit facility	5,000	13,500
Repayment of credit facility	(5,000)	(9,900)
Increase in deferred financing costs	—	(83)
Dividends paid	(11,336)	(9,871)
Distributions to non-controlling interests	(89)	(1,220)
Proceeds from the sale of common stock	12,077	774
Repurchase of shares of common stock	(616)	(46)
Net cash used in financing activities	(2,226)	(29,670)

Net decrease in cash, cash equivalents and restricted cash	(7,639)	(11,559)
Cash, cash equivalents and restricted cash at beginning of period	32,418	31,719
Cash, cash equivalents and restricted cash at end of period	$24,779	$20,160

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,261	$5,616
Cash paid for income taxes	$297	$44

See accompanying notes to consolidated financial statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.
	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	15,650	9,371
Restricted cash	9,129	10,789
Total cash, cash equivalents and restricted cash, shown in consolidated statement of cash flows	$24,779	$20,160

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2020

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company"), a Maryland corporation, owns and operates multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi-family properties are acquired with joint venture partners in transactions in which the Company contributes a significant portion of the equity. At September 30, 2020, the Company: (a) wholly owns eight multi-family properties located in six states with an aggregate of 1,880 units, and a carrying value of $154,987,000; and (b) has interests, through unconsolidated entities, in 31 multi-family properties located in nine states with an aggregate of 9,162 units (including 741 units at two properties currently in lease-up) and the carrying value of this net equity investment is $175,409,000. BRT's equity interests in these unconsolidated entities range from 32% to 90%. Most of the Company's properties are located in the Southeast United States and Texas.

The Company also owns and operates various other real estate assets. At September 30, 2020, the carrying value of the other real estate assets was $6,682,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2020 and 2019, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2019, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission ("SEC") on May 15, 2020, for complete financial statements.
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

Note 3 - Equity

Equity Distribution Agreements

In November 2019, the Company entered into equity distribution agreements with three sales agents to sell up to an aggregate of $30,000,000 of its common stock from time-to-time in an at-the-market offering. During the nine months ended September 30, 2020, the Company sold 694,298 shares for an aggregate sales price of $12,293,000 (all of which shares were sold during the three months ended March 31, 2020), before commissions and fees of $185,000 and offering related expenses of $31,000. From the commencement of this program through September 30, 2020, the Company sold 806,261 shares for an aggregate sales price of $14,316,000 before commissions and fees of $314,000 and offering related expenses of $56,000.
Common Stock Dividend Distribution

The Company declared a quarterly cash distribution of $0.22 per share, payable on October 12, 2020 to stockholders of record on September 25, 2020.

Stock Based Compensation

During the nine months ended September 30, 2020, the Company's board of directors adopted and the stockholders' approved the 2020 Incentive Plan. This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards.

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
Expense is recognized over the five-year vesting period on the Units which the Company expects to vest. For the three months ended September 30, 2020 and 2019, the Company recorded $35,000 and $35,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the Units. For the nine months ended September 30, 2020 and 2019, the Company recorded $105,000 and $106,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the Units. At September 30, 2020 and December 31, 2019, $72,000 and $177,000 of compensation expense, respectively, had been deferred and will be charged to expense over the remaining vesting period.
Restricted Stock
In January 2020, the Company granted 158,299 shares of restricted stock pursuant to the 2018 Incentive Plan. As of September 30, 2020, an aggregate of 744,145 shares of unvested restricted stock are outstanding pursuant to the 2018 Incentive Plan, the 2016 Incentive Plan and the 2012 Incentive Plan (collectively, the "Prior Plans"). No additional awards may be granted under the Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.
For the three months ended September 30, 2020 and 2019, the Company recorded $426,000 and $337,000, respectively, and for the nine months ended September 30, 2020 and 2019, the Company recorded $1,255,000 and $1,004,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At September 30, 2020 and December 31, 2019, $4,837,000 and $3,328,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.5 years.

Stock Buyback
On September 12, 2019, the Board of Directors approved a repurchase plan authorizing the Company, effective as of October 1, 2019, to repurchase up to $5,000,000 of shares of common stock through September 30, 2021. During the nine months ended September 30, 2020 , the Company repurchased 39,093 shares of common stock (all of which were repurchased during the three months ended March 31, 2020), at an average market price of $15.76 for an aggregate cost of $616,000. During the three and nine months ended September 30, 2019, the Company repurchased 3,590 shares of common stock at an average market price of $12.80 at an aggregate cost of $46,000.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock deemed to be outstanding during such period. In calculating diluted earnings per share for the three months ended September 30, 2020 and the nine months ended September 30, 2020 and 2019, the Company did not include any shares underlying the Units as their effect would have been anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings (loss) per share attributable to common stockholders:
Net (loss) income attributable to common stockholders	$(7,484)	$3,272	$(16,561)	$(5,292)

Denominator:
Denominator for basic earnings per share—weighted average number of shares	17,176,401	15,913,975	17,095,315	15,900,362
Effect of diluted securities	—	200,000	—	—
Denominator for diluted earnings per share—adjusted weighted average number of shares and assumed conversions	17,176,401	16,113,975	17,095,315	15,900,362

Basic (loss) income per share	$(0.44)	$0.21	$(0.97)	$(0.33)
Diluted (loss) income per share	$(0.44)	$0.20	$(0.97)	$(0.33)

Note 4 - Leases

Lessor Accounting

The Company owns one commercial rental property which is leased to two tenants under operating leases with current expirations ranging from 2024 to 2028, with options to extend or terminate the leases. Revenues from such leases are reported as rental income, net, and are comprised of (i) lease components, which includes fixed lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

Due to the impact of the COVID-19 pandemic, concession agreements have been executed with the Company’s two tenants. In accordance with the FASB Staff Q&A, Topic 842 and 840 - Accounting for Lease Concessions Related to the Effects of COVID-19 Pandemic, a lessor may make an accounting policy election to (i) not evaluate whether such COVID-19 pandemic related rent-relief is a lease modification under ASC 842 and (ii) treat each tenant rent deferral or forgiveness as if it were contemplated as part of the existing lease contract. The Company elected to apply this accounting policy to the two lease agreements, based on the type of concession provided to the tenant, where the revised cash flows are substantially the same or less than the original lease agreement. As a result, during the nine months ended September 30, 2020, the Company issued total abatements of $75,000 for the two tenants.

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires September 30, 2024 and provides for one 21-year renewal option. As of September 30, 2020, the remaining lease term, including the renewal option, is 25.0 years.

The Company is also a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. As of September 30, 2020, the remaining lease term, including renewal options deemed exercised, is 16.3 years.

In the quarter ended March 31, 2019, the Company recorded $2,900,000 of right of use assets ("ROU") and lease liabilities related to these operating leases. As of September 30, 2020, the Company's ROU assets and lease liabilities were $2,701,000 and $2,720,000, respectively. As of December 31, 2019, the Company's ROU assets and lease liabilities were $2,822,000 and $2,833,000, respectively.

The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental borrowing rate (“IBR”). The Company considers the general economic environment and its historical borrowing rate activity and factors in various financing and asset specific adjustments to ensure the IBR is appropriate to the intended use of the underlying lease. As the Company did not elect to apply the hindsight practical expedient, lease term assumptions determined under ASC 840 were carried forward and applied in calculating the lease liabilities recorded under ASC 842. The Company’s ground lease offers a renewal option which it assesses against relevant economic factors to determine whether it is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that the Company is reasonably certain will be exercised, if any, are included in the measurement of the corresponding lease liability and ROU asset.

Note 5 ‑ Real Estate Properties

Real estate properties consist of the following (dollars in thousands):

	September 30, 2020	December 31, 2019
Land	$25,585	$29,227
Building	154,854	154,854
Building improvements	10,392	9,702
Real estate properties	190,831	193,783
Accumulated depreciation	(29,237)	(24,094)
Total real estate properties, net	$161,594	$169,689

A summary of real estate properties owned is as follows (dollars in thousands):

	December 31, 2019 Balance	Additions	Depreciation	Impairment Charge	September 30, 2020 Balance
Multi-family	$159,434	$617	$(5,064)	$—	$154,987
Land - Daytona, FL	8,021	—	—	(3,642)	4,379
Retail shopping center and other	2,234	77	(83)	—	2,228
Total real estate properties	$169,689	$694	$(5,147)	$(3,642)	$161,594

Note 6 - Acquisitions and Dispositions

Property Acquisitions

The table below provides information regarding the Company's acquisition of a multi-family property, through an unconsolidated joint venture, during the nine months ended September 30, 2020 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Wilmington, North Carolina	2/20/2020	264	$38,000	$23,160	$13,700	80%	$459

The table below provides information regarding the Company's acquisition of multi-family properties, through unconsolidated joint ventures, during the nine months ended September 30, 2019 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Acquisition Costs
Kannapolis, North Carolina	3/12/2019	312	$48,065	$33,347	$11,231	65%	$559
Birmingham, Alabama	5/7/2019	328	43,000	32,250	11,625	80%	546
Auburn, AL	8/8/2019	200	18,400	14,500	4,320	80%	140
		840	$109,465	$80,097	$27,176		$1,245

Property Dispositions

The Company did not dispose of any real estate properties during the nine months ended September 30, 2020.

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

The Company measures and records impairment charges, and reduces the carrying value of owned properties, when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. For its unconsolidated joint venture investments, the Company measures and records impairment losses, and reduces the carrying value of the equity investment when indicators of impairment are present and the expected discounted cash flows related to the investment is less than the carrying value.

In cases where the Company does not expect to recover its carrying value on properties held for use, the Company reduces its carrying value to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell.

In the quarter ended September 30, 2020, indicators of impairment were present on its 8.7 acre vacant land parcel located in South Daytona Beach, Florida. The Company has entered into a contract to sell this property below its carrying value and accordingly the Company took an impairment charge related to this asset of $3,642,000 representing the excess of the carrying value over the fair value. During the three and nine months ended September 30, 2019, no impairment charges were recorded.

Note 7 - Real Estate Loan
The Company had a loan receivable secured by several properties in Newark, NJ. At June 30, 2020 the principal balance of this loan was $4,000,000. This loan was sold on September 30, 2020, to an unrelated third party at its book value plus interest and fees of $325,000. Accordingly, no gain or loss was recognized on the sale. Funds were received on October 1, 2020 and the amounts receivable are included in other assets.
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

Note 9 – Investment in Unconsolidated Ventures

At September 30, 2020 and December 31, 2019, the Company held interests in unconsolidated joint ventures (the "Unconsolidated Properties") that own 31 and 30 multi-family properties, respectively. The condensed balance sheets below present information regarding such properties (dollars in thousands):

	September 30, 2020	December 31, 2019
ASSETS
Real estate properties, net of accumulated depreciation of $135,126 and $104,001	$1,082,703	$1,070,941
Cash and cash equivalents	16,595	12,804
Deposits and escrows	26,368	23,912
Other assets	5,164	4,136
Total Assets	$1,130,830	$1,111,793

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $4,605 and $5,839	$825,822	$803,289
Accounts payable and accrued liabilities	23,602	19,731
Total Liabilities	849,424	823,020
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	281,406	288,773
Total Liabilities and Equity	$1,130,830	$1,111,793

BRT interest in joint venture equity	$175,484	$177,071

Real estate properties of our unconsolidated joint ventures consist of the following (dollars in thousands):

	September 30, 2020	December 31, 2019
Land	$148,341	$144,136
Building	1,028,205	993,643
Building improvements	41,283	37,163
Real estate properties	1,217,829	1,174,942
Accumulated depreciation	(135,126)	(104,001)
Total real estate properties, net	$1,082,703	$1,070,941

At September 30, 2020, the weighted average interest rate on the mortgages payable is 3.95% and the weighted average remaining term to maturity is 7.41 years.

The condensed income statement below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental and other revenue	$32,341	$31,273	$94,726	$87,076
Total revenues	32,341	31,273	94,726	87,076

Expenses:
Real estate operating expenses	16,092	15,212	45,298	42,612
Interest expense	8,663	9,202	26,186	26,027
Depreciation	10,411	9,901	31,184	29,121
Total expenses	35,166	34,315	102,668	97,760
Total revenues less total expenses	(2,825)	(3,042)	(7,942)	(10,684)
Loss on extinguishment of debt	—	(379)	—	(379)
Gain on insurance recoveries	427	—	765	517
Net income from joint ventures	$(2,398)	$(3,421)	$(7,177)	$(10,546)

BRT equity in loss from joint ventures	$(1,529)	$(2,390)	$(4,731)	$(6,676)

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	September 30, 2020	December 31, 2019
Mortgages payable	$131,776	$134,038
Junior subordinated notes	37,400	37,400
Deferred financing costs	(950)	(1,160)
Total debt obligations, net of deferred costs	$168,226	$170,278

Mortgages Payable

The weighted average interest rate on the Company's mortgages payable at September 30, 2020 was 4.15%. For the three months ended September 30, 2020 and 2019 interest expense, which includes amortization of deferred financing costs, was $1,475,000 and $1,373,000, respectively. For the nine months ended September 30, 2020 and 2019 interest expense, which includes amortization of deferred financing costs, was $4,418,000 and $4,385,000, respectively.

Credit Facility

The Company entered into a credit facility dated April 18, 2019, as amended from time-to-time, with an affiliate of Valley National Bank. The facility allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $10,000,000 to facilitate the acquisition of multi-family properties and for working capital (including dividend payments) and operating expenses. The facility is secured by the cash available in certain cash accounts maintained by the Company at Valley National Bank, matures April 2021 and bears an adjustable interest rate of 50 basis points over the prime rate, with a floor of 5%. The interest rate in effect as of September 30, 2020 is 5%. For the three months ended September 30, 2020 and 2019, interest expense, which includes amortization of deferred financing costs and unused fees, was $17,000 and $57,000. For the nine months ended September 30, 2020 and 2019, interest expense, which includes amortization of deferred financing costs and unused fees, was $79,000 and $153,000, respectively. Deferred financing costs of $22,000 and $53,000, are recorded in other assets on the Consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility. At September 30, 2020, the Company is in compliance in all material respects with its obligation under the facility.

At September 30, 2020 and November 1, 2020, there was no outstanding balance on the facility.

Junior Subordinated Notes

At September 30, 2020 and December 31, 2019, the Company's junior subordinated notes had an outstanding principal balance of $37,400,000, before deferred financing costs of $322,000 and $337,000, respectively. At September 30, 2020, the interest rate on the outstanding balance is three month LIBOR + 2.00% or 2.27%.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended September 30, 2020 and 2019, which includes amortization of deferred financing costs, was $240,000 and $438,000, respectively, and for the nine months ended September 30, 2020 and 2019, which includes amortization of deferred financing costs, was $903,000 and $1,326,000, respectively.

Note 11 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee); provide investment advice; and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred and paid for these services in the three months ended September 30, 2020 and 2019 were $350,000 and $332,000, respectively, and for the nine months ended September 30, 2020 and 2019 were $1,049,000 and $998,000, respectively.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $8,000 and $9,000 for the three months ended September 30, 2020 and 2019, respectively, and $24,000 and $25,000 for the nine months ended September 30, 2020 and 2019, respectively.

The Company shares facilities, personnel and other resources with One Liberty Properties, Inc. ("One Liberty"), Majestic Property, and Gould Investors L.P. ("Gould Investors"). Certain of the Company's executive officers and/or directors also serve in management positions, and have ownership interests, in One Liberty, Majestic Property and/or Georgetown Partners Inc., the managing general partner of Gould Investors. The allocation of expenses for the facilities, personnel and other resources shared by the Company, One Liberty, Majestic Property and Gould Investors is computed in accordance with a shared services agreement by and among the Company and these entities and is included in general and administrative expense on the consolidated statements of operations. For the three months ended September 30, 2020 and 2019, net allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $167,000 and $105,000, and $631,000 and $403,000 for the nine months ended September 30, 2020 and 2019, respectively.

Management of two of the Company's multi-family properties, which were sold in July 2019, were performed by its joint venture partners or their affiliates, none of which are otherwise related to the Company. These management fees amounted to $4,000 and $68,000, in the three and nine months ended September 30, 2019, respectively.

Note 12 – Fair Value Measurements

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

Junior subordinated notes: At September 30, 2020 and December 31, 2019, the estimated fair value of the notes is lower than their carrying value by approximately $10,542,000 and $9,589,000, respectively, based on a market interest rate of 4.74% and 6.41%, respectively.

Mortgages payable: At September 30, 2020, the estimated fair value of the Company’s mortgages payable is greater than their carrying value by approximately $5,258,000, assuming market interest rates between 2.69% and 3.04% and at December 31, 2019, the estimated fair value of the Company's mortgages payable was lower than their carrying value by approximately $321,000, assuming market interest rates between 3.89% and 4.33%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of September 30, 2020 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Financial Liabilities:
Interest rate swap	$28	$—	$28	$—

Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of December 31, 2019 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Financial Liabilities:
Interest rate swap	$12	$—	$12	$—

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. At September 30, 2020 and December 31, 2019, these derivatives are included in other liabilities on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Long-lived assets

The Company measures its real estate investments at fair value on a nonrecurring basis. The fair value of the real estate investment was determined using the following input levels as of September 30, 2020 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Non-Financial Assets:
Long-lived assets	$4,379	$—	$—	$4,379

The Company reviews its investments in real estate when events or circumstances change indicating the carry value of the investment may not be recoverable. In the evaluation of an investment for impairment, many factors are considered, including estimated current and expected cash flows from the asset during the projected hold period, costs necessary to extend the life of the asset, expected capitalization rates, and projected stabilized net operating income and the ability to hold or dispose of the asset in the ordinary course of business.

Quantitative information about Level 3 measurements at September 30, 2020 is as follows:

	Fair Value	Valuation Technique	Significant Unobservable Inputs
Financial Liabilities: Long-lived asset:
Vacant land - South Daytona Beach, FL	$4,379	Discounted cash flow	Non-binding sales contract /Discount rate 12.5%

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive (Loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

As of September 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Current Notional Amount	Fixed Rate	Maturity
Interest rate swap	$1,070	5.25%	April 1, 2022

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:
September 30, 2020		December 31, 2019
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$—	Other Assets	$—
Accounts payable and accrued liabilities	$28	Accounts payable and accrued liabilities	$12

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive income (loss) for the dates indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amount of (loss) gain recognized on derivative in Other Comprehensive Income	$—	$(3)	$(27)	$(25)
Amount of (loss) gain reclassified from Accumulated Other Comprehensive Income into Interest expense	$(5)	$—	$(10)	$2
Total amount of Interest expense presented in the Consolidated Statements of Operations	$1,731	$1,870	$5,400	$5,865

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

As of September 30, 2020 and December 31, 2019, the fair value of derivatives in a net liability position including interest but excluding any adjustment for nonperformance risk related to these agreements was $30,000 and $13,000, respectively. As of September 30, 2020 and December 31, 2019, the Company has not posted any collateral related to this agreement and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle it obligations under the agreement termination value of $30,000 and $13,000, at September 30, 2020 and December 31, 2019 respectively.

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

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of September 30, 2020, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

The Company is presented with the continued risks presented by the novel coronavirus or COVID-19, which is increasing across most areas of the country and may continue to increase in the markets in which it operates. The ultimate extent of the impact of the pandemic on the Company’s business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, the severity of, and the actions taken to control, the pandemic, and the short-term and long-term economic impact thereof.

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

Overview

We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, and operation of multi-family properties. These properties derive revenue from tenant rental payments. Generally, these properties are owned by unconsolidated joint ventures in which we contributed 32% to 90% of the equity. At September 30, 2020, we: (i) wholly own eight multi-family properties located in six states with an aggregate of 1,880 units and a carrying value of $155.1 million; and (ii) have ownership interests, through unconsolidated entities, in 31 multi-family properties located in nine states with 9,162 units (including 741 units at two properties in lease-up) - the carrying value of our net equity investment therein is $175.5 million. Most of our properties are located in the southeast United States and Texas. See- "Off Balance Sheet Arrangements" for information regarding the contributions of our unconsolidated subsidiaries and our reliance upon the cash flow and liquidity provided by such subsidiaries.

As used herein, the term "same store properties" refers to operating properties that were owned for the entirety of the periods being presented. For the three and nine months ended September 30, 2020 and 2019, there were seven same store properties.
Challenges and Uncertainties Presented by COVID-19
We are facing challenges resulting from the outbreak of the COVID-19 pandemic. While the nation-wide economic hardships resulting from the responses to the pandemic did not have a material impact on our results of operations for the three and nine months ended September 30, 2020, the pandemic, among other things, may adversely affect the ability of our residents to pay rent (due to furloughs, layoffs and/or the expiration of, or reduction in, unemployment benefits) and as a result, our ability to pay dividends and/or the debt service on our mortgages. Several of our properties (e.g., Silvana Oaks Apartments-N. Charleston, SC and Crestmont at Thornblade-Greenville, SC.), offer housing near manufacturing and other facilities (e.g., Boeing and BMW, respectively) and several properties (e.g., Parkway Grande-San Marcos, TX and Chatham Court and Reflections-Dallas, TX), offer housing to students at nearby colleges or universities. Reductions in employment at these or other manufacturing or employment centers located close to our properties may make it more difficult for those residents employed at such facilities to pay rent. Changes to the programs offered at educational institutions (i.e., offering on-line classes as opposed to in-person classes) located near our properties has resulted in reduced demand for such properties. The pandemic (i) may require us to incur additional real estate operating expenses to maintain our properties and promote the health and safety of our residents, (ii) may result in reduced revenues due to rent accommodations offered to current or prospective tenants, (iii) has limited our ability to raise rents, market our properties, delayed efforts to implement value add programs and acquire or dispose of properties. Any one or more of the foregoing may adversely impact our results of operations and liquidity and capital resource position. The governmental response to the pandemic has resulted in additional legislation regulating our relationships with our residents, including limitations on our ability to exercise various remedies with respect to residents that do not pay rent or other charges and may result in other legislation changing the relationship between landlords and tenants, including legislation limiting the rents we can charge or collect. The ultimate extent of the impact of the pandemic on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Sale of $4 million real estate loan

Our consolidated balance sheet at June 30, 2020, included a $4.0 million loan representing the remaining unpaid principal balance of a legacy asset from the period in which we were engaged in the real estate lending business. This loan, which we historically referred to as the Newark Joint Venture loan, matured June 30, 2020. During the quarter ended September 30, 2020, this loan was sold to an unrelated third party for its unpaid principal balance plus interest and fees of $325,000.

Results of Operations – Three months ended September 30, 2020 compared to three months ended September 30, 2019.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands):	2020	2019	Increase (Decrease)	% Change
Rental revenue	$7,020	$6,261	$759	12.1
Other income	293	161	132	82.0
Total revenues	$7,313	$6,422	$891	13.9

Rental revenue

The increase is primarily due to:

•$655,000 due to the inclusion of revenues from a multi-family property at which we bought out the interests of our joint venture partner in October 2019 (the "Partner Buyout") and which is now wholly owned by us, and
•$243,000 from same store properties primarily due to an increase in average rental rates.

Offsetting this increase is the inclusion, in the corresponding period of the prior year, of $138,000 from two properties that were sold in July 2019 (the "Sold Properties").

Other income

The increase is primarily due to default interest that was collected on the Newark loan receivable. This loan was sold on September 30, 2020.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)	% Change
Real estate operating expenses	$3,289	$2,741	$548	20.0
Interest expense	1,731	1,870	(139)	(7.4)
General and administrative	2,730	2,430	300	12.3
Impairment charge	3,642	—	3,642	N/A
Depreciation	1,777	1,373	404	29.4
Total expenses	$13,169	$8,414	$4,755	56.5

Real estate operating expenses.

The increase is due primarily to:

•$381,000 due to the inclusion of operating expenses from the Partner Buyout; and
•$267,000 from several same store properties, due primarily to increased repairs and maintenance, real estate taxes replacement costs and increase real estate insurance rates and increases in utility costs.

Offsetting these increases is the inclusion, in the corresponding period of the prior year, of $111,000 from the Sold Properties.

Interest expense.

The decrease is due to a: (i) $200,000 decrease in such expense on our floating rate subordinated debt due to a decline in interest rates and (ii) lesser extent, a decrease in such expense on our credit facility as there was no amount outstanding under the facility in the current quarter. Offsetting the decrease is an increase of $197,000 due to the inclusion of interest expense from the Partner Buyout.

General and administrative.

The increase is due primarily to a $226,000 increase in compensation costs, including an $89,000 increase for the non-cash amortization of restricted stock.

Depreciation

The increase is primarily due to a non-cash adjustment to record additional depreciation resulting from an increase in asset values on three properties where we previously bought out our partners interests.

Impairment charge
In the current quarter, we entered into a contract to sell our 8.7 acre vacant land parcel in South Daytona Beach, Florida for $4.7 million, which is approximately $3.3 million less than its carrying value at September 30, 2020. The sale of this property, which is scheduled to be completed in mid - 2021, is subject to certain conditions, including the purchaser being satisfied with the results of its due diligence review and the ability to obtain enhanced zoning. As a result of this proposed sale, we took an impairment charge of $3.6 million representing the excess of book value over the sum of the parcel's fair value. We can provide no assurance that this transaction will be completed. We anticipate using the $4.4 million of net proceeds from the sale for general working capital purposes, including the payment of our dividend.
Equity in (loss) of unconsolidated joint ventures.
The table below reflects the condensed income statements of our Unconsolidated Properties. In accordance, among other things, with US generally accepted accounting principles, each of the line items in the chart below (other than equity in (loss) of unconsolidated joint ventures) is presented as if these properties are wholly owned by us though, as noted earlier, our equity interests in these properties range from 32% to 90% (see note 9 of our consolidated financial statements) (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)	% change
Rental revenues from unconsolidated joint ventures	$32,341	$31,273	$1,068	3.4%

Real estate operating expense from unconsolidated joint ventures	16,092	15,212	880	5.8%
Interest expense from unconsolidated joint ventures	8,663	9,202	(539)	(5.9)%
Depreciation from unconsolidated joint ventures	10,411	9,901	510	5.2%
Total expenses from unconsolidated joint ventures	35,166	34,315	851	2.5%

Total revenues less total expenses from unconsolidated joint ventures	(2,825)	(3,042)	217	(7.1)%

Loss on extinguishment of debt	—	(379)	379	(100.0)%
Other equity earnings and gain on insurance proceeds	427	—	427	N/A
Net income (loss)	(2,398)	(3,421)	1023	(29.9)%

Equity in (loss) of unconsolidated joint ventures	$(1,529)	$(2,390)

Set forth below is an explanation of the most significant changes in the components of the income of our unconsolidated joint ventures. Same store properties at unconsolidated joint ventures represent 25 properties that have been owned for the entirety of both periods being compared and exclude properties in lease up.

Rental revenue from unconsolidated joint ventures
The increase is due primarily to:

•$1.1 million from two properties currently in lease up,
•$802,000 in revenues from a property acquired during the twelve months ended September 30, 2020,
•$602,000 from unconsolidated same store properties - $455,000 of the increase is due to an increase in average rental rates at many properties and $212,000 of the increase is due to the increase in other variable payments (e.g., utility reimbursements, late fees, etc.), and
•$257,000 from the inclusion, for the entire three months ended September 30, 2020, of a property that was only owned for a portion of the corresponding period in the prior year.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $984,000 from a property that was sold in December 2019 and $714,000 from the property that was the subject of the Partner Buyout.
Real estate operating expenses from unconsolidated joint ventures
The increase is due to:

•$1.1 million from same store properties, primarily due to increases of (i) $862,000 in real estate tax expense, of which approximately $445,000 is due to the inclusion, in the corresponding period of the prior year, of refunds and tax reductions received in the corresponding period of the prior year on a property from multi - year tax challenges and the balance is due generally to increases in tax rates, and (ii) $236,000 of increased insurance expense as we have been experiencing increase rates upon renewals,
•$340,000 in expenses incurred from a property acquired during the 12 months ended September 30, 2020,
•$313,000 from two properties currently in lease up, and
•$122,000 from the inclusion, for the entire three months ended September 30, 2020, of one property that was only owned for a portion of the corresponding period in the prior year.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $614,000 from a property that was sold in December 2019 and $383,000 from the property that was the subject of the Partner Buyout.
Interest expense from unconsolidated joint ventures
The decrease is due primarily to the inclusion in the corresponding period of the prior year of:

•$200,000 from the property that was the subject of the Partner Buyout,
•$193,000 from same store properties as a result of a mortgage refinancing in the corresponding period of the prior year, and
•$175,000 from a property that was sold in December 2019.

The decrease was offset by the inclusion of $305,000 of interest expense at a property acquired during the 12 months ended September 30, 2020.
Depreciation from unconsolidated joint ventures
The increase is due primarily to:

•$498,000 in expenses from a property acquired during the twelve months ended September 30, 2020, and
•$350,000 from two properties which are currently in lease up and, in the corresponding period in the prior year, were not being fully depreciated because they were in development.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $204,000 from the property purchased in the Partner Buyout and $172,000 from a property that was sold in December 2019.
Loss on extinguishment of debt. During the three months ended September 30, 2019, we incurred a swap termination fee in connection with refinancing a variable rate mortgage to a fixed rate mortgage. There was no comparable expense in the current three months.

Other equity earnings and gain on insurance proceeds. During the three months ended September 30, 2020, we recognized a $427,000 gain from the receipt of insurance proceeds related to a casualty loss, representing the proceeds received in excess of the assets written off. There was no comparable gain in the corresponding period of the prior year.
Gain on sale of real estate. During the three months ended September 30, 2019, we sold two properties for an aggregate sales price of $33.2 million and recognized an aggregate gain of $9.9 million, of which $894,000 was allocated to the non-controlling partner.

Loss on extinguishment of debt. During the three months ended September 30, 2019, we incurred $1.4 million of mortgage prepayment charges in connection with the sale of the Stone Crossing and Stone Crossing East Apartments,
Houston, TX.

Results of Operations – Nine months ended September 30, 2020 compared to nine months ended September 30, 2019.

Revenues

The following table compares our revenues for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands):	2020	2019	Increase (Decrease)	% Change
Rental revenue	20,422	$20,244	$178	0.9%
Other income	631	595	36	6.1%
Total revenues	$21,053	$20,839	$214	1.0%

Rental revenue

The increase is due to:

•$1.9 million from the inclusion of revenues from the Partner Buyout, and
•$609,000 from same store properties due primarily to an increase in the average rent, offset by slight decline in average occupancy.

The increase was offset primarily due to the inclusion, in the corresponding period of the prior year, of $2.3 million from the Sold Properties.

Expenses

The following table compares our revenues for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Increase (Decrease)	% Change
Real estate operating expenses	$9,351	$9,242	$109	1.2%
Interest expense	5,400	5,865	(465)	(7.9)%
General and administrative	9,054	7,455	1,599	21.4%
Impairment Charge	3,642	—	3,642	N/A
Depreciation	5,147	4,348	799	18.4%
Total expenses	$32,594	26,910	$5,684	21.1%

Real estate operating expenses.

The increase is due to:

•$1.1 million from to the inclusion of operating expenses from the Partner Buyout; and
•$540,000 from same store properties, including increases in utilities expense and repairs and maintenance costs, and increased insurance expense due to increase insurance rates.

The increase was offset by the inclusion, in the corresponding period of the prior year, of $1.5 million from the Sold Properties.

Interest expense.

The decrease is due primarily to:

•a $504,000 decrease resulting from the reduction in the interest rate on our floating rate subordinated debt; and
•the inclusion, in the corresponding period of the prior year, of $477,000 of interest from the Sold Properties.

Offsetting the decrease is an increase of $589,000 due to the inclusion of interest expense from the property which is the subject of the Partner Buyout.

General and administrative.

The increase is due primarily to:

• a $799,000 increase in professional fees and expenses, of which $688,000 was incurred in connection with the Restatement,
• increased compensation costs of $425,000, including a $251,000 increase due to the non-cash amortization of restricted stock expense and
• increased costs of $228,000 from our shared services agreement due primarily to the allocation of additional costs of part-time executives in connection with the Restatement.

Impairment charge

See "- Results of Operations - Three months ended September 30, 2020 compared to the three months ended September 30, 2019" for a discussion of this charge.
Equity in (loss) of unconsolidated joint ventures.

The table below reflects the condensed income statements of our Unconsolidated Properties. In accordance, among other things, with US generally accepted accounting principles, each of the line items in the chart below (other than equity in (loss) of unconsolidated joint ventures) is presented as if these properties are wholly owned by us though, as noted earlier, our equity interests in these properties range from 32% to 90%. (dollars in thousands) (see note 8 of our consolidated financial statements):

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	% change
Rental revenues from unconsolidated joint ventures	$94,726	$87,076	$7,650	8.8%

Real estate operating expense from unconsolidated joint ventures	45,298	42,612	2,686	6.3%
Interest expense from unconsolidated joint ventures	26,186	26,027	159	0.6%
Depreciation from unconsolidated joint ventures	31,184	29,121	2,063	7.1%
Total expenses from unconsolidated joint ventures	102,668	97,760	4,908	5.0%

Total revenues less total expenses from unconsolidated joint ventures	(7,942)	(10,684)	2,742	(25.7)%

Loss on extinguishment of debt	—	(379)	379	(100.0)%
Other equity earnings and gain on insurance proceeds	765	517	248	48.0%
Net loss	$(7,177)	$(10,546)	$3,369	(31.9)%

Equity in (loss) of unconsolidated joint ventures	$(4,731)	$(6,676)	$1,945	(29.1)%

Set forth below is an explanation of the most significant changes in the components of the income of our unconsolidated joint ventures. Same store properties at unconsolidated joint ventures represent 25 properties that have been owned for the entirety of both periods being compared and exclude two properties in lease-up.
Rental revenue from unconsolidated joint ventures
The increase is due primarily to:

•$4.6 million from two properties currently in lease up,
•$4.0 million from the inclusion, for the entire nine months ended September 30, 2020, of three properties that were only owned for a portion of the corresponding period in the prior year,
•$2.0 million from one property acquired during the current period, and
•$1.9 million from unconsolidated same store properties due to an increase in average rental rates at many properties partially offset by a decrease in average occupancy.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $2.9 million from a property that was sold in December 2019 and $2.1 million from the property that was the subject of the Partner Buyout.
Real estate operating expenses from unconsolidated joint ventures
The increase is due to:

•$1.9 million from the inclusion, for the entire nine months ended September 30, 2020, of three properties that were only owned for a portion of the corresponding period in the prior year,
•$1.7 million from unconsolidated same store properties primarily due to a $1.2 million increase in real estate tax expense, of which approximately $445,000 is due to the inclusion, in the corresponding period of the prior year, of refunds and tax reductions on a property from multi - year tax challenges and the balance is generally due to in tax rates and (ii) $422,000 of increased insurance costs as we have been experiencing increased rates on renewals,
•$1.1 million from two properties which are currently in lease up, and
•$727,000 in expenses incurred from one property acquired during the current period.

Offsetting the increase is the inclusion, in the corresponding period of the prior year, of $1.7 million from a property that was sold in December 2019 and $1.1 million from the property that was the subject of the Partner Buyout.

Interest expense from unconsolidated joint ventures
The increase is due primarily to:

•$1.1 million from the inclusion, for the entire nine months ended September 30, 2020, of three properties that were only owned for a portion of the corresponding period in the prior year,
•$693,000 in expenses incurred at one property acquired during the current period, and
•$631,000 primarily from a property currently in lease up and at which expense was partially capitalized in the corresponding period of the prior year.

Offsetting the increase is a $357,000 decrease due to the reduction in the interest rate on the variable rate construction debt secured by a property in lease up and the inclusion, in the corresponding period of the prior year, of:

•$713,000 from unconsolidated same store properties primarily due to the Refinancing Transaction,
•$592,000 from the property which was the subject of the Partner Buyout, and
•$522,000 from a property that was sold in December 2019.
Depreciation from unconsolidated joint ventures
The increase is due primarily to:

•$1.9 million from two properties which are in lease up and were in development in the corresponding period in the prior year, and are not being fully depreciated,
•$1.2 million in expenses from one property acquired in the current period, and
•$1.0 million from the inclusion, for the entire nine months ended September 30, 2020, of such expense on three properties that were only owned for a portion of the corresponding period in the prior year.

Offsetting the increase is:
•$858,000 from unconsolidated same store properties primarily due to a lower level of depreciation as lease intangibles on several properties have been fully depreciated,
•the inclusion, in the corresponding period of the prior year, of $610,000 from the property which is the subject of the Partner Buyout, and
•$507,000 from a property that was sold in December 2019.

Loss on extinguishment of debt. During the nine months ended September 30, 2019, we incurred a swap termination fee in connection with refinancing a variable rate mortgage to a fixed rate mortgage. There was no comparable expense in the current nine months.
Other equity earnings and gain on insurance proceeds. During the nine months ended September 30, 2020, we recognized a $765,000 gain from the receipt of insurance proceeds related to casualty losses, representing the proceeds received in excess of the assets written off . In the corresponding period of the prior year, we recognized a $517,000 gain from the receipt of insurance proceeds related to a casualty loss at a joint venture property.
Gain on sale of real estate. During the three months ended September 30, 2019, we sold two properties for an aggregate sales price of $33.2 million and recognized an aggregate gain of $9.9 million, of which $894,000 was allocated to the non-controlling partner.
Loss on extinguishment of debt. During the nine months ended September 30, 2019, we incurred $1.4 million of mortgage prepayment charges in connection with the sale of the Stone Crossing and Stone Crossing East Apartments,
Houston, TX.

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service, acquire properties, make capital improvements and pay dividends. Generally, our primary sources of capital and liquidity have been the operations of our multi-family properties (including distributions from the joint ventures that own such properties), mortgage debt financings and refinancings, equity contributions for acquisitions from our joint venture partners, our share of the proceeds from the sale of properties, the sale of shares of our common stock pursuant to our at-the-market equity distribution program, our credit facility and our available cash (including restricted cash). Our available liquidity at November 1, 2020, was $35.1 million, including $15.8 million of cash and cash equivalents, $9.3 million of restricted cash and, subject to borrowing base requirements, up to $10.0 million of availability under our credit facility.
We anticipate that through 2022, our operating expenses, $104.0 million of mortgage amortization and interest expense and $182.9 million of balloon payments (including $88.2 million and $108.2 million, respectively, from unconsolidated joint ventures) due with respect to mortgages maturing from 2020 to 2022, estimated cash dividend payments of at least $34.1 million (assuming (i) the current quarterly dividend rate of $0.22 per share and (ii) 17.2 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), sales of properties and our credit facility. Our operating cash flow and available cash is insufficient to fully fund the $182.9 million of balloon payments, and if we are unable to refinance such debt, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.
Capital improvements at (i) 20 multi-family properties will be funded by approximately $9.1 million of restricted cash available at September 30, 2020 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.
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

Junior Subordinated Notes
As of September 30, 2020, $37.4 million (excluding deferred costs of $322,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. At September 30, 2020 and 2019, the interest rate on these notes was 2.27% and 4.26%, respectively.
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

Off Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements (as such term is defined in Item 303(a)(4) of Regulation S-K). Nevertheless, you should be aware that we are joint venture partners in approximately 31 unconsolidated joint ventures which own multi-family properties and that the distributions from these joint venture properties ($3.7 million in the quarter ended September 30, 2020) are a material source of our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At September 30, 2020, these joint venture properties have a net equity carrying value of $175.5 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $825.8 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. These joint venture arrangements have been, and we anticipate that they will continue to be, material to our liquidity and capital resource position. See note 9 to our consolidated financial statements.

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
Our net operating loss at December 31, 2019 was $16.8 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT. Notwithstanding the foregoing, on each of April 7, 2020, July 9, 2020, and October 12, 2020, we paid a cash dividend of $0.22 per share.

We are carefully monitoring our discretionary spending, particularly in light of the potential reduction in the base cash rent from tenants due to the economic challenges resulting from the pandemic. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $ 0.22 per share of common stock, or in the approximate amount of $ 3.8 million, for the most recent quarter). Each quarter, our board of directors evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long- term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, adjusted funds from operations and the dividend policies of our peers.

Funds from Operations; Adjusted Funds from Operations; Net Operating Income

We disclose below funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) because we believe that such metrics are a widely recognized and appropriate measure of the performance of an equity REIT.
We compute FFO in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non- real estate assets. We compute AFFO by deducting from FFO our straight-line rent accruals, loss on extinguishment of debt, restricted stock and restricted stock unit expense, deferred mortgage costs and gain on insurance recovery. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of AFFO may vary from one REIT to another.

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

The tables below provides a reconciliation of net loss determined in accordance with Generally Accepted Accounting Principles ("GAAP") to FFO and AFFO on a dollar and per share basis for each of the indicated periods (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP Net loss attributable to common stockholders	$(7,484)	$3,272	$(16,561)	$(5,292)
Add: depreciation of properties	1,777	1,373	5,147	4,348
Add: our share of depreciation in unconsolidated joint ventures	6,624	6,366	19,823	18,526
Add: Impairment charge	3,642	—	3,642	—
Deduct: gain on sale of real estate	—	(9,938)	—	(9,938)
Adjustments for non-controlling interests	(4)	889	(12)	859
NAREIT Funds from operations attributable to common stockholders	4,555	1,962	12,039	8,503

Adjustments for: straight-line rent accruals	(10)	(10)	(30)	(30)
Add: loss on extinguishment of debt	—	1,387	—	1,387
Add: our share of loss on extinguishment of debt from unconsolidated joint ventures	—	273	—	273
Add: amortization of restricted stock and restricted stock units	461	372	1,360	1,110
Add: amortization of deferred mortgage costs	80	71	240	228
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	156	246	479	831
Less: our share of gain on insurance proceeds from unconsolidated joint venture	(350)	—	(519)	(414)
Adjustments for non-controlling interests	2	(123)	5	(121)
Adjusted funds from operations attributable to common stockholders	$4,894	$4,178	$13,574	$11,767

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP Net loss attributable to common stockholders	$(0.44)	$0.20	$(0.97)	$(0.33)
Add: depreciation of properties	0.11	0.09	0.31	0.28
Add: our share of depreciation in unconsolidated joint ventures	0.39	0.39	1.16	1.17
Add: Impairment charge	0.21	—	0.21	—
Deduct: gain on sale of real estate	—	(0.62)	—	(0.63)
Adjustment for non-controlling interests	—	0.06	—	0.05
NAREIT Funds from operations per diluted common share	0.27	0.12	0.71	0.54

Adjustments for: straight line rent accruals	—	—	—	—
Add: loss on extinguishment of debt	—	0.09	—	0.09
Add: our share of loss on extinguishment of debt from unconsolidated joint ventures	—	0.02	—	0.02
Add: amortization of restricted stock and restricted stock units	0.02	0.02	0.08	0.07
Add: amortization of deferred mortgage costs	—	—	0.01	0.01
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	0.01	0.02	0.03	0.05
Less: our share of gain on insurance proceeds from unconsolidated joint venture	(0.02)	—	(0.03)	(0.03)
Adjustments for non-controlling interests	—	(0.01)	—	(0.01)
Adjusted funds from operations per diluted common share	$0.28	$0.26	$0.80	$0.74

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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP Net loss attributable to common stockholders	$(7,484)	$3,272	$(16,561)	$(5,292)
Less: Other Income	(293)	(161)	(631)	(595)
Add: Interest expense	1,731	1,870	5,400	5,865
General and administrative	2,730	2,430	9,054	7,455
Impairment charge	3,642	—	3,642	—
Depreciation	1,777	1,373	5,147	4,348
Provision for taxes	65	98	192	219
Less: Gain on sale of real estate	—	(9,938)	—	(9,938)
Add: Loss on extinguishment of debt	—	1,387	—	1,387
Equity in loss of unconsolidated joint venture properties	1,529	2,390	4,731	6,676
Add: Net loss attributable to non-controlling interests	34	799	97	877
Net Operating Income	$3,731	$3,520	$11,071	$11,002

Less: Non-same store Net Operating Income	$(498)	$(264)	$(1,543)	$(1,543)
Same store Net Operating Income	$3,233	$3,256	$9,528	$9,459

For the three months ended September 30, 2020, NOI increased $211,000, primarily due to the Partner Buyout and the consolidation of such property. Same store NOI decreased $23,000 due to increased operating expenses of $278,000 offset by a $242,000 increase in revenues.

For the nine months ended September 30, 2020, NOI increased $69,000, primarily due to the Partner Buyout and the consolidation of such property, offset by a decrease due to the Sold Properties. Same store NOI increased $69,000 due primarily to increased revenues of $550,000 offset by a $522,000 increase in operating expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than one mortgage, which is subject to an interest rate swap agreement that effectively fixes the interest rate.

As of September 30, 2020, we had one interest rate swap agreement outstanding. The fair value of this derivative instrument is dependent upon existing market interest rates and swap spreads, which change over time. At September 30, 2020, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of this derivative instruments and the net unrealized gain thereon would have increased by approximately $14,000 and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of these derivatives and the net unrealized gain thereon would have decreased by approximately $14,000. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At September 30, 2020, the interest rate on these notes was 2.27%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $89,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2020.

As disclosed in Part II, Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, a material weakness was identified in the internal controls over financial reporting related to the consolidation of properties that should have been accounted for using the equity method of accounting rather than consolidated.

After considering the progress of the remediation plan noted below and consider that because we have not acquired any properties since the Restatement, there has not been an appropriate opportunity to test the enhanced controls to conclude they are operating effectively, the Chief Executive Officer, Senior Vice President-Finance, and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of such date.

Due to the material weakness, subsequent to March 31, 2020, management implemented a remediation plan to address the control deficiency that led to the material weakness. We made significant changes to the process of evaluating the accounting for investments in property ventures. Specifically, we have implemented procedures to assess each investment in accordance with the applicable accounting guidance and prepare an analysis spreadsheet that highlights the key criteria and decision points leading to the consolidation or equity method determination. Specific multi-level reviews of this enhanced documentation have been implemented to ensure that the correct contract terms are included in the analyses and the criteria and decision points are properly assessed. As these controls operate over a subjective area, include management judgment, and require certain technical and operational expertise, we have determined them to be management review controls. Additionally, due to the technical knowledge needed to perform the analysis and review, we have also implemented additional required training on the subject matter (i.e., consolidation accounting). We have implemented the enhanced procedures and documentation standards and our plan is to test the remediation of this material weakness by the end of 2020, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

Despite the foregoing, our management has concluded that, the financial statements fairly present in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

Part II - Other Information
Item 5. Other Information

See note 6 to our consolidated financial statements and “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the $3.6 million impairment charge we took in the quarter ended September 30, 2020.

Item 6. Exhibits

Exhibit No.	Title of Exhibits
10.1	BRT Apartments Corp. 2020 Incentive Plan
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)

_______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

November 6, 2020	/s/Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

November 6, 2020	/s/George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)