Form 10-K
period 2020-12-31
BRT Apartments Corp.
filed 2021-03-15
CIK 14846

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Table of Content
Indicate by check mark whether registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $113.0 million based on the last sale price of the common equity on June 28, 2020, which is the last business day of the registrant's most recently completed second quarter.
As of March 1, 2021, the registrant had 17,333,175 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2021 annual meeting of stockholders of the Registrant to be filed pursuant to Regulation 14A not later than April 30, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Content

Form 10-K

Table of Content
Explanatory Note
Unless otherwise indicated or the context otherwise requires, all references to (i) “us”, “we”, “BRT” or the “Company” refer to BRT Apartments Corp. and its consolidated and unconsolidated subsidiaries; (ii) all interest rates give effect to the related interest rate derivative, if any; (iii) "acquisitions" include investments in unconsolidated joint ventures; (iv) units under rehabilitation for which we have received or accrued rental income from business interruption insurance, while not physically occupied, are treated as leased (i.e., occupied) at rental rates in effect at the time of the casualty, (v)references to the impact of the COVID-19 pandemic include the impact of the governmental and non-governmental responses thereto and the economic and financial consequences thereof, (vi) "Restatement" refers to the restatement of our financial statements to reflect that the accounts and operation of many of our joint ventures should have been presented in accordance with the equity method of accounting and should not have been presented on a consolidated basis, as more fully described in notes 2 and 16 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed May 15, 2020, and (vii) "same store properties" refer to properties that we owned and operated for the entirety of periods being compared, except for properties that are under construction, in lease-up, or are undergoing development or redevelopment. We move properties previously excluded from our same store portfolio (because they were under construction, in lease up or are in development or redevelopment) into the same store designation once they have stabilized (as described below) and such status has been reflected fully in all applicable periods of comparison. Newly constructed, lease-up, development and redevelopment properties are deemed stabilized upon the earlier to occur of the first full calendar quarter beginning (a) 12 months after the property is fully completed and put in service and (b) attainment of at least 90% physical occupancy.
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. Forward looking statements are generally identifiable by use of words such as "may," "will," "will likely result," "shall," "should," "could," "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions or variations thereof.

Forward-looking statements contained in this Annual Report are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors which may cause actual results to vary from our forward-looking statements include, but are not limited to:

•the impact of the COVID-19 pandemic;
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
•the concentration of our multi-family properties in the Southeastern United States and Texas, which makes us more susceptible to adverse developments in those markets;

Table of Content
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
•increases in real estate taxes at properties we acquire due to such acquisitions or other factors; and
•the other factors described in this Annual Report, including those set forth under the captions "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. Except to the extent otherwise required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the filing of this Annual Report or to reflect the occurrence of unanticipated events thereafter.

Table of Content
PART I
Item l.    Business.
General
We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, operation and development of multi-family properties. Generally, these properties are owned by unconsolidated joint ventures in which we contributed 65% to 80% of the equity. At December 31, 2020: (i) eight multi-family properties with an aggregate of 1,880 units and a carrying value of $153.6 million, are wholly-owned by us; and (ii) we have ownership interests, through unconsolidated entities, in 31 multi-family properties with an aggregate of 9,162 units and carrying value of our net equity investment therein is $169.4 million. These 39 properties are located in 11 states; most of our properties are located in the Southeast United States and Texas.
Our website can be accessed at www.brtapartments.com, where copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission, or SEC, can be obtained free of charge.

The Impact of the COVID-19 Pandemic; 2020 and Recent Developments.

In 2020, we focused primarily on responding to the challenges presented by the COVID-19 pandemic: ensuring the health and safety of our residents, employees, and the property managers’ employees; working with our residents to facilitate the collectability of rent; maintaining an appropriate balance between rental rates and occupancy levels; and ensuring that we have sufficient liquidity and capital resources to address the challenges presented by the pandemic. The pandemic did not have a direct material adverse effect on our financial condition and results of operations; however, there were indirect negative effects (e.g., we were conservative in implementing our value add program, raising rents and pursuing acquisitions, all of which, if more aggressively pursued, may have allowed us to generate additional income). If current economic conditions worsen or continue for an extended period there may be significant direct adverse effects, including reductions in our rental revenue and cash flow and difficultly in satisfying our debt service obligation. The impact of the pandemic on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence. See "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-The Impact of the COVID-19 Pandemic; 2020 and Recent Developments".
During 2020, we:
•acquired in early February, through an unconsolidated joint venture, an 80% interest in Abbotts Run - Wilmington, North Carolina, a 264 unit multi-family property, for a purchase price of $38.0 million, including assumed mortgage debt of $23.2 million and $17.1 million of equity, of which we contributed $13.7 million.
•sold a $4 million loan representing the remaining unpaid principal balance of a legacy asset. The loan was sold for its principal balance plus interest and fees of $325,000. See note 4 of our consolidated financial statements.

•took a $3.6 million impairment charge related to our entering into a contract to sell our 8.7 acre vacant land parcel in South Daytona Beach, Florida for $4.7 million. This sale, which is scheduled to be completed in mid - 2021, is subject to certain conditions, including the purchaser's satisfaction with its due diligence review and obtaining certain zoning treatment. We can provide no assurance that this transaction will be completed. We anticipate using the $4.4 million of net proceeds from the sale for general working capital purposes, including the payment of our dividend. See note 10 to our consolidated financial statements.

•amended our credit facility to allow for its use for working capital (including dividend payments) and operating expenses and reduced the minimum annual interest rate payable thereon from 5.00% to 4.25%.
•raised approximately $12.1 million of equity in the first quarter of the year from the sale of 694,298 shares of our common stock.
•declared cash dividends of an aggregate of $0.88 per share.
•maintained an average occupancy rate of 92.8%.

Table of Content
On February 2, 2021,we entered into an agreement to sell to our joint venture partner our 80% interest in Anatole Apartments, Daytona Beach, Florida for approximately $7.4 million and anticipate the transaction will close, subject to satisfaction of customary closing conditions, in March or April 2021. We estimate that we will recognize a gain on sale of our partnership interest of $2 million from such sale. In 2020, equity in loss from unconsolidated joint ventures from this property was $250,000.
On March 3, 2021, we entered into an agreement to sell Kendall Manor - Houston, Texas to an unrelated third party for approximately $24.5 million and anticipate the transaction will close, subject to satisfaction of certain conditions, in April or May 2021. We estimate that we will recognize a gain on the sale of this property of approximately $7.5 million. In 2020, our rental revenues, operating expenses, interest expense and depreciation associated with this property were $2.9 million, $1.9 million, $675,000 and $848,000, respectively.

Table of Content
Our Multi-Family Properties
Generally, our multi-family properties are garden apartment, mid-rise or town home style properties that provide residents with amenities, such as a clubhouse, swimming pool, laundry facilities and cable television access. Residential leases are typically for a one-year term and may require security deposits equal to one month's rent. Substantially all of the units at these properties are leased at market rates. Set forth below is selected information regarding the multi-family properties in which we have an interest, as of December 31, 2020, all of which, except for the properties in which we have a 100% ownership interest, are owned by unconsolidated joint ventures:

				Our Percentage Ownership (%) (2)	Average Monthly Rental Rate Per Occupied Unit (3)(4)($)					Average Physical Occupancy (4)(%)
Property Name and Location	Number of Units	Age (1)	Acquisition Date		2020	2019	2018	2017	2016	2020	2019	2018	2017	2016
Silvana Oaks Apartments—N. Charleston, SC	208	10	10/4/2012	100	1,182	1,162	1,143	1,126	1,077	93.2	94.5	93.2	94.5	93.3
Avondale Station—Decatur, GA	212	66	11/19/2012	100	1,173	1,102	1,047	979	920	95.3	96.2	94.4	97.6	94.6
Newbridge Commons—Columbus, OH	264	21	11/21/2013	100	929	898	853	801	762	95.2	95.2	96.7	96.8	96.9
Kendall Manor—Houston, TX	272	39	7/8/2014	100	834	802	812	840	833	92.1	89.5	93.7	92.1	93.9
Avalon Apartments—Pensacola, FL	276	12	12/22/2014	100	1,124	1,065	1,003	969	970	95.3	96.4	93.8	90.9	91.9
Parkway Grande—San Marcos, TX (5)	192	6	9/10/2015	100	1,035	1,075	1,067	1,044	998	93.4	94.5	93.1	95.0	93.6
Woodland Trails—LaGrange, GA	236	11	11/18/2015	100	1,014	960	938	873	832	96.7	96.1	95.2	95.7	94.6
Kilburn Crossing — Fredericksburg, VA	220	15	11/4/2016	100	1,411	1,389	1,302	1,246	—	96.2	95.1	95.9	95.0	—
Brixworth at Bridge Street—Huntsville, AL	208	35	10/18/2013	80	828	755	760	690	688	97.6	96.4	92.6	95.9	96.8
Crossings of Bellevue—Nashville, TN	300	35	4/2/2014	80	1,186	1,157	1,120	1,066	1,032	96.3	97.3	98.3	97.3	97.8
Retreat at Cinco Ranch— Katy, TX (6)	268	12	1/22/2016	75	1,192	1,134	1,076	1,098	1,177	92.9	91.8	96.2	89.5	90.5
Grove at River Place — Macon, GA	240	32	2/1/2016	80	744	735	709	662	622	92.2	90.7	93.6	95.2	97.2
Civic Center I—Southaven, MS	392	18	2/29/2016	60	958	922	872	834	825	97.1	96.5	97.3	96.4	97.7
The Veranda at Shavano — San Antonio, TX	288	7	5/6/2016	65	1,057	1,062	1,021	982	953	92.5	92.7	93.4	92.0	83.4
Chatham Court and Reflections — Dallas, TX	494	34	5/11/2016	50	969	959	930	876	813	85.2	92.4	92.0	93.4	93.4
Waters Edge at Harbison— Columbia, SC	204	24	5/31/2016	80	929	928	869	878	821	93.9	91.0	91.8	93.7	94.2
The Pointe at Lenox Park— Atlanta, GA	271	31	8/15/2016	74	1,255	1,216	1,201	1,176	1,190	94.6	93.2	88.8	91.1	94.0
Civic Center II — Southaven, MS	384	15	9/1/2016	60	1,031	979	925	883	879	96.6	97.2	96.8	96.7	97.4
Verandas at Alamo Ranch—San Antonio, TX	288	5	9/19/2016	72	1,039	1,022	996	972	974	93.2	93.8	92.4	89.0	85.8
Canalside Lofts — Columbia, SC	374	5	11/10/2016	32	1,406	1,217	1,220	1,185	1,197	90.9	93.0	89.7	92.7	90.2
Canalside Sola — Columbia, SC (7)	339	5	11/10/2016	46	1,395	1,445	1,432	—	—	81.4	68.0	22.0	—	—
Tower at OPOP — St. Louis, MO	128	6	2/28/2017	76	1,322	1,355	1,482	1,544	—	95.3	94.1	87.1	93.5	—
Lofts at OPOP — St. Louis, MO	53	6	2/28/2017	76	1,406	1,383	1,422	1,577	—	91.1	91.3	88.7	95.0	—
Vanguard Heights — Creve Coeur, MO (8)	174	4	4/4/2017	78	1,604	1,560	1,495	1,652	—	95.9	95.3	91.4	74.7	—
Bells Bluff — West Nashville, TN (9)	402	1	6/2/2017	58	1,482	N/A	N/A	N/A	—	74.7	N/A	N/A	N/A	—
Mercer Crossing — Farmers Branch, TX	509	4	6/29/2017	50	1,314	1,308	1,279	1,272	—	90.6	92.0	89.3	91.4	—

Table of Content

				Our Percentage Ownership (%) (2)		Average Monthly Rental Rate Per Occupied Unit (3)(4)($)					Average Physical Occupancy (4)(%)
Property Name and Location	Number of Units	Age (1)	Acquisition Date			2020	2019	2018	2017	2016	2020	2019	2018	2017	2016
Jackson Square — Tallahassee, FL	242	24	8/30/2017	80		1,090	1,067	1,018	1,062	—	94.8	94.6	91.0	94.2	—
Gateway Oaks — Forney, TX	313	4	9/15/2017	50		1,147	1,148	1,108	988	—	91.1	93.9	92.8	93.7	—
Magnolia Pointe at Madison — Madison, AL	204	29	12/7/2017	80		924	881	826	—	—	97.6	98.5	95.3	—	—
The Woodland Apartments — Boerne, TX	120	13	12/14/2017	80		980	960	918	—	—	96.3	94.1	91.3	—	—
The Avenue Apartments — Ocoee, FL	522	24	2/7/2018	50		1,101	1,071	995	—	—	94.8	94.9	95.8	—	—
Parc at 980 — Lawrenceville, GA	586	23	2/15/2018	50		1,197	1,180	1,041	—	—	94.3	92.6	92.8	—	—
Anatole Apartments — Daytona Beach, FL (10)	208	34	4/30/2018	80		928	933	897	—	—	93.4	91.0	93.2	—	—
Landings of Carrier Parkway — Grand Prairie, TX	281	19	5/17/2018	50		1,098	1,019	957	—	—	94.5	90.4	93.7	—	—
Crestmont at Thornblade — Greenville, SC	266	23	10/30/2018	90		1,051	1,072	1,156	—	—	91.8	88.7	92.1	—	—
The Vive — Kannapolis, NC	312	11	3/12/2019	65		1,103	1,105	—	—	—	94.6	90.6	—	—	—
Somerset at Trussville — Trussville, AL	328	14	5/7/2019	80		998	1,007	—	—	—	97.0	95.1	—	—	—
Village at Lakeside — Auburn, AL	200	32	8/8/2019	80		859	835	—	—	—	96.0	95.7	—	—	—
Abbots Run — Wilmington, NC	264	18	2/20/2020	80	873	873	—	—	—	—	93.5	—	—	—	—
Total	11,042
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
(4) Reflects, for 2020, 2019 and 2018, the twelve months ended December 31, and for the other two years presented, the twelve months ended September 30 of the indicated year.
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
(7) This property was in lease up until January 2020.
(8) This property was in lease up until June 2018.
(9) This property was in lease up until September 2020.
(10) In February 2021, we entered into a contract to sell our 80% interest in the venture that owns this property to our joint venture partner. See "Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations - The Impact of the COVID-19 Pandemic; 2020 and Recent Developments".

Table of Content
The following table sets forth certain information, presented by state, related to our consolidated properties as of December 31, 2020:

State	Number of Properties	Number of Units	Percent of 2020 Rental and other revenues
Georgia	2	448	23%
Texas	2	464	20%
Florida	1	276	15%
Virginia	1	220	15%
South Carolina	1	208	12%
Ohio	1	264	11%
Other	—	—	4%	(1)
Total	8	1,880	100%
___________________________

(1) Includes non-multi- family revenues of $1.4 million.

The following table sets forth certain information, presented by state, related to properties owned by unconsolidated joint ventures as of December 31, 2020:

State	Number of Properties	Number of Units	Percent of 2020 JV Rental revenues (1)
Texas	8	2,561	28%
Georgia	3	1,097	13%
South Carolina	4	1,183	13%
Florida	3	972	11%
Alabama	4	940	9%
Mississippi	2	776	8%
Tennessee	2	702	8%
Missouri	3	355	5%
North Carolina	2	576	5%
Total	31	9,162	100%
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

Our current business plan is to acquire properties with cap rates ranging from 4.25% to 5.00% that will provide stable risk adjusted total returns (i.e., operating income plus capital appreciation). In identifying opportunities that will achieve these goals, we seek acquisitions that will achieve an initial approximate 5% to 7% annual return on invested cash and an internal rate of

Table of Content
return of approximately 10% to 16%. We have also focused, but have not limited ourselves to, acquiring properties located in the Southeast United States and Texas. Subject to the foregoing, we are opportunistic in pursuing multi-family property acquisitions and do not mandate any specific acquisition criteria, though we take the following into account in evaluating an acquisition opportunity: location, demographics, size of the target market, property quality, availability and terms and conditions of long-term fixed-rate mortgage debt, potential for capital appreciation or recurring income, extent and nature of contemplated capital improvements and property age. We generally acquire properties with a joint venture partner with knowledge and experience in owning and operating multi-family properties in the target market as this enhances our understanding of such market and assists us in managing our risk with respect to a particular acquisition.
Approvals of the acquisition of a multi-family property are based on a review of property information as well as other due diligence activities undertaken by us and, as applicable, our venture partner. Those activities include a consideration of economic, demographic and other factors with respect to the target market and sub-market (including the stability of its population and the potential for population growth, the economic and employment base, presence of and barriers to entry of alternative housing stock, rental rates for comparable properties, the competitive positioning of the proposed acquisition and the regulatory environment (i.e. applicable rent regulation)), a review of an independent third-party property condition report, a Phase I environmental report with respect to the property, a review of recent and projected results of operations for the property prepared by the seller, us or our joint venture partner, an assessment of our joint venture partner's knowledge and expertise with respect to the acquisition and operation of multi-family properties and the relevant market and sub-market, a site visit to the property and the surrounding area, an inspection of a sample of units at the property, the potential for rent increases and the possibility of enhancing the property and the costs thereof. To the extent a property to be acquired requires renovations or improvements, or if we and our joint venture partner believe that improving a property will generate greater rent, funds are generally set aside by us and our joint venture partner at the time of acquisition to provide the capital needed for such renovation and improvements. At December 31, 2020, we had restricted cash of $8.8 million to fund improvements at 18 multi-family properties.
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
Property Acquisitions
Set forth below is information regarding the property we acquired through an unconsolidated joint venture during 2020 (dollars in thousands):

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Wilmington, North Carolina	2/20/2020	264	$38,000	$23,160	$13,700	80%	$459

Table of Content
Property Sales
We monitor our portfolio to identify properties that should be sold. Factors considered in deciding whether to sell a property generally include our evaluation of the current market price of such property compared to its projected economics and changes in the factors considered by us in acquiring such property. We also believe it is important for us to maintain strong relationships with our joint venture partners. Accordingly, we also take into account our partners' desires with respect to property sales. If our partners deem it in their own economic interest to dispose of a property at an earlier date than we would otherwise dispose of a property, we may accommodate such request. We did not sell any multi family properties in 2020.
Joint Venture Arrangements

The arrangements with our multi-family property joint venture partners are deal specific and vary from transaction to transaction. Generally, these arrangements provide for us and our joint venture partner to receive net cash flow available for distribution and/or profits in the following order of priority (in certain cases, we are entitled to these distributions on a senior or preferential basis): (i) a preferred return of 9% to 10% on each party's unreturned capital contributions, until such preferred return has been paid in full; and (ii) the return in full of each party's capital contribution. Thereafter, distributions to, and profit sharing between, joint venture partners, is determined pursuant to the applicable agreement governing the relationship between the parties. Generally, as a result of allocation/distribution provisions of the applicable joint venture operating agreement, the allocation and distribution of cash and profits to BRT is less than that implied by BRT's percentage equity interest in the venture/property.

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

Property Management
The day-to-day management of our multi-family properties is overseen by property management companies operating in the market in which the property is located. Approximately 64% of our properties are managed by management companies that are owned by a joint venture partner or its affiliates. These property management companies are paid fees ranging from 3% to 4% of revenues generated by the applicable property. Generally, we can terminate these management companies upon specified notice or for cause, subject to the approval of the mortgage lender and, in some cases, our joint venture partner. We believe satisfactory replacements for property managers are available, if required.
Mortgage Debt
The following table sets forth scheduled principal (including amortization) mortgage payments due for all of our multi-family properties as of December 31, 2020 (dollars in thousands):

YEAR	Principal Payments Due for Consolidated Properties	Principal Payments Due for Unconsolidated Joint Ventures (1)	Total Principal Payments Due
2021	$17,274	$5,472	$22,746
2022	62,543	75,157	137,700
2023	1,270	43,571	44,841
2024	1,316	9,299	10,615
2025	16,661	23,734	40,395
Thereafter	31,933	677,950	709,883
Total	$130,997	$835,183	$966,180
______________
(1) Does not give effect to the minority interest's share of such debt.
As of December 31, 2020, the weighted average annual interest rate of the mortgage debt on our multi-family properties is 3.99% and the weighted average remaining term to maturity of such debt is approximately 7.2 years. The mortgage debt associated with our multi-family properties is generally non-recourse to (i) the joint venture that owns the property, subject to standard carve-outs and (ii) to us and our subsidiary acquiring the equity interest in such joint venture. We, at the parent entity

Table of Content
level (i.e., BRT Apartments Corp.), are the standard carve-out guarantor with respect to our wholly owned properties. (The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, a voluntary bankruptcy filing, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create a lien on a property and the conversion of security deposits, insurance proceeds or condemnation awards). At December 31, 2020, the principal amount of mortgage debt outstanding with respect to the properties at which we are the carve-out guarantor is approximately $120.7 million.
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
Status of Former Development Projects
Our former development projects, Canalside Sola — Columbia, SC ("Sola") and Bells Bluff-Nashville, TN ("Bells Bluff"; and together with Sola, "Sola/Bells"), commenced lease up activities during the quarters ended March 31, 2018 and March 31, 2019, respectively, and exited such status in January 2020 and September 2020, respectively. These properties are owned by unconsolidated joint ventures. At December 31, 2020, approximately 85.0% and 75.6%, respectively of Sola Station and Bells Bluff, respectively, had been leased.

Our Other Real Estate Assets and Activities
In addition to our multi-family properties, we own other real estate assets with an aggregate carrying value of $6.6 million at December 31, 2020, including undeveloped land, cooperative apartment units and a leasehold position at a commercial property. See notes 2 and 3 to our consolidated financial statements.
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

Table of Content
Government Regulation
Multifamily properties are subject to various laws, ordinances and regulations, including regulations relating to common areas, such as swimming pools, activity centers, and recreational facilities. We believe that each of our properties has the necessary permits and approvals to operate its business.
Americans with Disabilities Act
Our properties must comply with applicable provisions of the Americans with Disabilities Act, which we refer to as the "ADA". Among other things, the ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. Our obligations under the ADA are ongoing and we will continue to assess our properties and make alterations as appropriate.
Fair Housing Act
The Fair Housing Act, which we refer to as the "FHA", its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status or handicap (disability) and, in some jurisdictions, financial capability or other bases. Our failure to comply with these laws could result in litigation, fines, penalties or other adverse claims, or could result in limitations or restrictions on our ability to operate, any of which could materially and adversely affect us. We believe that we operate our properties in substantial compliance with the FHA.
Environmental Matters
We are subject to regulation at the federal, state and municipal levels and are exposed to potential liability should our properties or actions result in damage to the environment or to other persons or properties. These conditions include the presence or growth of mold, potential leakage of underground storage tanks, breakage or leaks from sewer lines and risks pertaining to waste handling. The potential costs of compliance, property damage restoration and other costs for which we could be liable or which could occur without regard to our fault or knowledge, are unknown and could potentially be material. There are no material claims made or pending against us with regard to environmental damage, nor are we aware of any potential environmental hazards related to any of our properties which could reasonably be expected to result in a material loss.
Human Capital Resources
As of December 31, 2020, we had nine full time employees who devote substantially all of their business time to us. In addition, part time personnel (including part time executive officers), perform certain executive, administrative, legal, accounting and clerical functions for us. Including our full and part-time personnel, we estimate that we have the equivalent of 13 full time employees. The services of the part time personnel as well as the provision to us of certain facilities and other resources are supplied pursuant to a shared services agreement between us and several affiliated entities, including Gould Investors L.P., the owner and operator of a diversified portfolio of real estate and other assets. The expenses for the shared personnel, facilities and resources is allocated to us and the other affiliated entities in accordance with the shared services agreement. The allocation is based on the estimated time devoted by such part time personnel to the affairs of the parties to this agreement.
We also retain several related parties, among other things, to analyze and approve multi-family property acquisitions and dispositions, develop and maintain banking and financing relationships and provide investment advice and long-term planning (the “Services”). The aggregate fees to be paid in 2021, and paid in 2020 and 2019, for the Services, are $1.4 million, $1.4 million and $1.3 million, respectively.
See note 11 to our consolidated financial statements for further information regarding the shared services agreement and the Services.
We provide a competitive benefits program to help meet the needs of our employees. In addition to salaries, the program includes annual cash bonuses, stock awards, pension plan contributions, healthcare and insurance benefits, health savings accounts, flexible spending accounts, paid-time off, family leave and an education benefit. Employees are offered flexibility to meet personal and family needs and regular opportunities to participate in professional development programs. Most of our employees have a long tenure with us, which we believe is indicative of the employee-friendly work environment we provide.
We maintain a work environment that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law, and our employees are compensated in a manner unrelated to their inclusion in any of the foregoing categories.

Table of Content
These workplace protections and compensation benefits are afforded to the part-time personnel providing services to us pursuant to the shared services agreement.

In response to the pandemic and as part of our commitment to ensure the safety and well-being of our employees, many of our employees have worked from home since mid-March 2020 and we have staggered the dates in which employees work from our executive offices. We have also taken additional measures, including monitoring occupancy levels, limiting business travel, requiring temperature screenings and providing and requiring the use of personal protective equipment, to ensure the safety of our employees.
Executive Officers of Registrant
Set forth below is a list of our executive officers whose terms will expire at our 2021 annual Board of Directors' meeting. The business history of officers who are also directors will be provided in our proxy statement to be filed not later than April 30, 2021.

Name	Age	Office
Israel Rosenzweig (1)	73	Chairman of the Board of Directors
Jeffrey A. Gould (2)	55	President, Chief Executive Officer and Director
Mitchell K. Gould (3)	48	Executive Vice President
Matthew J. Gould (2)	61	Senior Vice President and Director
David W. Kalish (4)	73	Senior Vice President - Finance
Mark H. Lundy	58	Senior Vice President and Counsel
Steven Rosenzweig (1)	45	Senior Vice President - Legal
George E. Zweier	57	Vice President and Chief Financial Officer
Isaac Kalish (4)	45	Vice President and Treasurer
Ryan Baltimore	29	Senior Vice President-Corporate Strategy and Finance
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

Table of Content

Item 1A.    Risk Factors.
       Set forth below is a discussion of certain risks affecting our business. The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit your consideration of the possible effects of these risks to the listed categories.Any adverse effects arising from the realization of any of the risks discussed, including our financial condition and results of operation, may, and likely will, adversely affect many aspects of our business.

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic, the responses thereto and the economic consequences flowing therefrom, may adversely impact our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations, and our ability to pay cash dividends to our stockholders.

We have faced, and continue to face, challenges resulting from the outbreak of the COVID-19 pandemic. The economic consequences of the pandemic, among other things, have adversely affected the ability of some of our residents to pay rent (due to furloughs, layoffs and/or the expiration of, or reduction in, unemployment benefits). If current economic conditions worsen or continue for an extended period, a significant number of residents may be unable to pay rent, and our ability to pay dividends and/or the debt service on our mortgages will be adversely affected. The impact of the pandemic on our properties has and will continue to vary based on, among other things, the markets in which such properties are located and the significant economic drivers in such markets. For example, some of our properties (e.g., Silvana Oaks Apartments-N. Charleston, SC and Crestmont at Thornblade-Greenville, SC.), offer housing near manufacturing and other facilities (e.g., Boeing and BMW, respectively), and reductions in employment at these or other manufacturing or employment centers located close to our properties may make it more difficult for residents that separated from such employers to pay rent. Other properties (e.g., Parkway Grande-San Marcos, TX and Chatham Court and Reflections-Dallas, TX), offer housing for students at nearby colleges or universities; changes to the programs offered at such institutions (i.e., offering on-line classes as opposed to in-person classes) have resulted in reduced rental demand at such properties. The pandemic (i) has limited our ability to raise rents and market our properties, (ii) delayed efforts to implement value add programs and acquire or dispose of properties, (iii) may result in reduced revenues due to rent accommodations offered to current or prospective tenants and (iv) may require us to incur additional real estate operating expenses to maintain our properties and promote the health and safety of our residents. The occurrence or recurrence of any one or more of the foregoing may adversely impact our results of operations and liquidity and capital resource position. Further, the governmental response to the pandemic has resulted in legislation and orders which, among other things, limit (i) our ability to exercise various remedies (including evicting non-paying tenants) with respect to residents that do not pay rent or other charges and (ii) the rents or ancillary fees we charge or collect. The ultimate impact of the pandemic on our business, financial condition, liquidity, results of operations and prospects depends on future developments, which are highly uncertain and cannot be predicted with confidence.

Risks Related to our Business

Most of our multi-family properties are located in the Southeast and Texas which makes us susceptible to adverse developments in such markets.
The operating performance of our multi-family properties is impacted by the economic, environmental and other conditions of the specific markets in which our properties are concentrated. Properties owned by consolidated joint ventures generated approximately 23%, 20%, 15% and 15% of our 2020 revenues from properties located in Georgia, Texas, Florida and Virginia, respectively, and properties owned by unconsolidated joint ventures generated 28%, 13%, 13% and 11% of our 2020 JV Rental Revenues at properties located in Texas, Georgia, South Carolina and Florida, respectively. Accordingly, adverse developments in such markets, including economic developments, pandemics, or natural or man-made disasters, could adversely impact the operations of these properties and therefore our operating results and cash flow. The concentration of our properties in the Southeast United States and Texas exposes us to risks of adverse developments which are greater than the risks of owning properties with a more geographically diverse portfolio.
Risks involved in conducting real estate activity through joint ventures.
Most of our multi-family properties are owned through joint ventures with other persons or entities. Joint venture investments involve risks not otherwise present when acquiring real estate directly, including the following:

Table of Content
•our joint venture partners may have economic or business interests or objectives which are or become inconsistent with our business interests or objectives, including differing objectives relating to the sale or refinancing of properties held by the joint venture or the timing of the termination or liquidation of the joint venture;
•the more successful a joint venture project, the more likely that profits or distributions generated above a negotiated threshold will be allocated disproportionately in favor of our joint venture partner at a rate greater than that implied by our partner's equity interest in the venture;
•several of our joint venture partners have other competing real estate interests in the markets in which our properties are located that could influence such partners to take actions favoring their properties to the detriment of the jointly owned properties;
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
•changes in personnel managing our joint venture partners have resulted in greater difficulty in working with the new personnel;
•our joint venture partner may trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction;
•disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and divert management's attention from operating our business; and
•disagreements with our joint venture partners with respect to property management (including with respect to whether a property should be sold, refinanced, or improved) could result in an impasse resulting in the inability to operate the property effectively.
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
We own 17 multi-family properties with three joint venture partners or their affiliates and may be adversely effected if we are unable to maintain a satisfactory working relationship with any one or more of these joint venture partners.
Joint ventures that own seven multi-family properties are owned with one joint venture partner or its affiliates, joint ventures that own six multi-family properties are owned with a second joint venture partner or its affiliates and joint ventures that own four multi-family properties are owned with a third joint venture partner or its affiliates. This concentration of ownership of properties with a limited number of joint venture partners exposes us to risks of adverse developments, and in particular, disputes or disagreements with such joint venture partners, which are greater than the risks of owning properties with a more diverse group of joint venture partners.

Table of Content
The failure of third party property management companies to properly manage our properties or obtain sufficient insurance coverage could adversely impact our results of operations.
We and our joint venture partners rely on property management companies to manage our properties. At December 31, 2020, approximately 25 properties are managed by a management company owned by or affiliated with a joint venture partner. These management companies are responsible for, among other things, leasing and marketing rental units, selecting tenants (including an evaluation of the creditworthiness of tenants), collecting rent, paying operating expenses, maintaining the property and obtaining insurance coverage for the properties they manage. If these property management companies do not perform their duties properly or we or our joint venture partners do not effectively supervise the activities of these managers, the occupancy rates and rental rates at the properties managed by such property managers may decline and the expenses at such properties may increase. At December 31, 2020, one property manager manages ten of our properties, a second property manager manages six of our properties, a third property manager manages six of our properties and seven other property managers manage five or fewer properties. The loss of our property managers, and in particular, the managers that manage multiple properties, could result in a decrease in occupancy rates, rental rates or both or an increase in expenses. Further, property managers are also responsible for obtaining insurance coverage with respect to the properties they manage, which coverage is often obtained pursuant to blanket policies covering many properties in which we have no interest. Losses at properties managed by our property managers but in which we have no interest could reduce significantly the insurance coverage available at our properties managed by these property managers. It may be difficult to terminate a non-performing management company, particularly a management company owned or affiliated with a joint venture because such termination may require the approval of the mortgagee, our joint venture partner or both. If we are unable to terminate an underperforming property manager on a timely basis, our occupancy and rental rates may decrease and our expenses may increase.
Increasing real estate taxes, utilities and insurance premiums may negatively impact operating results.

The cost of real estate taxes, utilities and insuring our multi-family properties is a significant component of real estate operating expense. These expenses are subject to significant increases and fluctuations, which we may be unable to control. For example, our share of the insurance premiums at joint venture properties is determined by our joint venture partner at such properties; further, casualty losses at certain properties have resulted in significant increases in the insurance premiums we pay for insurance coverage at such properties. Real estate taxes may increase as our properties are reassessed by taxing authorities and as property tax rates change. Our real estate taxes have increased over time; further, they have fluctuated and may not be comparable year-over-year because of, among other things, (i) the timing difference as to when we accrue real estate taxes and the results of any tax appeals with respect to such accrued taxes and (ii) determinations, over which we have no control, by governmental authorities to increase tax rates, assessments or procedures. If the costs associated with real estate taxes, utilities and insurance premiums should rise, without being offset by a corresponding increase in revenues, our results of operations could be negatively impacted, and our ability to make payments on our debt and to make distributions could be adversely affected.
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
Our current portfolio is focused on multi-family properties, and we expect that going forward we will continue to focus on the acquisition, disposition and operation of such properties. As a result, we are subject to risks inherent in investments in a single industry, and a decrease in the demand for multi-family properties would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Our value-add activities involve greater risks than more conservative investment strategies.

In many cases, we seek to acquire properties at which we believe our investment of additional capital to enhance such properties will result in increased rental rates and higher resale value. These efforts involve greater risks than more conservative investment strategies. The risks related to these value-add activities include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, the additional capital needed to execute our value-add program, the possibility that these value-add activities may not result in the anticipated higher rents and occupancy rates and the

Table of Content
loss of revenue while these properties or units are undergoing capital improvements. We may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of our value-add multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.

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

We may continue to develop and redevelop multi-family properties. These activities may be exposed to the following risks:
•we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities
•occupancy rates and rents at development properties may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing properties;
•we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of development opportunities;
•we may incur costs that exceed our original estimates due to increased material, labor or other costs;
•we may be unable to complete construction and lease-up of a development project on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

Table of Content
•we may be unable to obtain financing with favorable terms, or at all, for the proposed development of a property, which may cause us to delay or abandon a development opportunity; and
•we may be unable to refinance with favorable terms, or at all, any construction or other financing obtained for a development property, which may cause us to sell the property on less favorable terms or surrender the property to the lender.
If we are unable to address effectively these and other risks associated with development projects, our financial condition and results of operations may be adversely effected.

Risks Related to Our Financing Activities, Indebtedness and Capital Resources

If we are unable to refinance $177.0 million in balloon payments on mortgage debt maturing through 2023, we may be forced to sell properties on disadvantageous terms.

As of December 31, 2020, we have balloon payments of $177.0 million on mortgage debt (including $102.4 million of mortgage debt on properties owned by unconsolidated joint ventures) due through 2023 (including $14.0 million, $127.7 and $35.3 million due in 2021, 2022 and 2023, respectively). The weighted average interest rate of this debt is 3.87%. Our operating cash flow and funds available under our credit facility will be insufficient to discharge this debt when due. Accordingly, we may seek to refinance this debt or sell the related property prior to the maturity of such debt. Increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or our high level of leverage, may make it difficult for us to refinance this mortgage debt on terms as favorable as the current debt. If we are unsuccessful in refinancing such debt, or if the terms of the refinanced debt are less favorable that the current debt, we may be forced to dispose of properties on disadvantageous terms or convey properties secured by such mortgages to the mortgagees, which would reduce our income and impair the value of our portfolio.

The expiration of our $10 million credit facility in April 2021 will adversely affect our liquidity

We depend on our $10 million credit facility to provide us with liquidity, among other things, to fund acquisitions and working capital needs. Our facility matures April 18, 2021. Though we are negotiating an extension to this facility, if we are unsuccessful in such regard, our ability to acquire additional properties and address our working capital and other cash requirements will be adversely affected.

We may not have sufficient funds to make required or desired capital improvements.
Our multi-family properties face competition from newer and updated properties. At December 31, 2020 the weighted average age (based on the number of units) of our multi-family properties is approximately 18 years. To remain competitive and increase occupancy at these properties and/or make them attractive to potential tenants or purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. At December 31, 2020, we have $8.8 million of restricted cash that can only be used for improvements at specific properties. The cost of future improvements and deferred maintenance is uncertain and the amounts earmarked for specific properties may be insufficient to effectuate needed improvements. Our results of operations and financial conditions may be adversely affected if we are required to expend significant funds (other than funds earmarked for such purposes) to repair or improve our properties.
Our acquisition, development and value-add activities are limited by the funds available to us.
Our ability to acquire additional multi-family properties, develop new properties and improve the properties in our portfolio is limited by the funds available to us and our ability to obtain, on acceptable terms, equity contributions from joint venture partners and mortgage debt from lenders. At December 31, 2020, we had $19.9 million of cash and cash equivalents and $8.8 million designated as restricted cash for improvements at 18 multi-family properties. Our multi-family acquisition and value-add activities are constrained by funds available to us which will limit growth in our revenues and operating results.
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

Table of Content
on mortgages or related loans, and such claim were successful, our business and financial results could be materially adversely affected.
We could be negatively impacted by changes in our relationship with Fannie Mae or Freddie Mac, changes in the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.
Fannie Mae and Freddie Mac have been a major source of financing for multi-family real estate in the United States and we have used loan programs sponsored by these agencies to finance most of our acquisitions of multi-family properties. There have been ongoing discussion by the government and other interested parties with regard to the long term structure and viability of Fannie Mae and Freddie Mac, which could result in adjustments to guidelines for their loan products. Should these agencies have their mandates changed or reduced, lose key personnel, be disbanded or reorganized by the government or otherwise discontinue providing liquidity for the multi-family sector, our ability to obtain financing through loan programs sponsored by the agencies could be negatively impacted. In addition, changes in our relationships with Fannie Mae and Freddie Mac, and the lenders that participate in these loan programs, with respect to our existing mortgage financing could impact our ability to obtain comparable financing for new acquisitions or refinancing for our existing multi-family real estate investments. Should our access to financing provided through Fannie Mae and Freddie Mac loan programs be reduced or impaired, it would significantly reduce our access to debt capital and/or increase borrowing costs and could significantly limit our ability to acquire properties on acceptable terms and reduce the values to be realized upon property sales.

The phasing out of LIBOR after 2021 may adversely affect our cash flow and financial results.

At December 31, 2020, we have (i) $37.4 million in principal amount of junior subordinated notes with an interest rate which resets quarterly and is based on three-month LIBOR plus 200 basis points and (ii) $74.0 million of variable rate mortgage debt (including $73.0 million, of which $47.4 million is construction financing, at our unconsolidated joint ventures) which resets monthly and is generally based on one-month LIBOR rate plus a negotiated spread (collectively, the “LIBOR Debt”). Our exposure to fluctuating interest payments on the junior subordinated notes is unhedged and $26.6 million of variable rate mortgage debt is hedged by two interest rate swaps. The swaps effectively fix our interest payments under the related debt. At December 31, 2020, we have two interest swaps (one at a consolidated joint venture and the other at an unconsolidated joint venture) with separate counterparties in aggregate notional amount of $ 26.6 million. The authority regulating LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 2023 and it is possible that LIBOR will become unavailable at an earlier date. Approximately $37.4 million of the LIBOR Debt matures after 2023. Accordingly, there is uncertainty as to how the interest rate on the LIBOR Debt and the related swaps, if any, will be determined when LIBOR is unavailable. Though the LIBOR Debt and, as applicable, the related swaps, provide for alternative methods of calculating the interest rate if LIBOR is unavailable, such alternative rates may be unavailable (or the alternative rate provide for in the LIBOR Debt may be inconsistent with the alternative rate provided for by the related swap, if any), in which case we may have to negotiate an alternative rate with the counterparties to the LIBOR Debt and, as applicable, the related swaps – we can provide no assurance that we and our counterparties will be able to agree to alternative rates. Even if alternative rates are available, the swaps may not effectively hedge our interest payment obligation under the variable rate mortgage debt and may result in fluctuating interest payments. Our cash flow and financial results may be adversely affected if we are unable to arrange a mutually satisfactory alternative rate to LIBOR for our LIBOR Debt. Further, the absence of LIBOR or a generally acceptable alternative thereto may make it more challenging to hedge our interest rate exposure on variable rate debt that we may incur in the future which in turn may make it more difficult to acquire properties.

We depend on our subsidiaries for cash flow and will be adversely impacted if these subsidiaries are prohibited from distributing cash to us.

We conduct, and intend to conduct, all our business operations through our subsidiaries. Accordingly, our only source of cash to fund our operations and pay our obligations are distributions from our subsidiaries. We cannot assure you that our subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to fund our operations. Each of our subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions, limit our ability to obtain cash from such entities. In addition, because we operate through our subsidiaries, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy your claims as stockholders only after all our and our subsidiaries' liabilities and obligations have been paid in full.
Regulatory and Tax Risks
Changes to the U.S. federal income tax laws could have an adverse impact on our business and financial results.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any

Table of Content
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
Compliance or failure to comply with the ADA or other safety regulations and requirements could result in substantial costs.

The ADA generally requires that public buildings, including the public areas at our properties, be made accessible to disabled persons. Non-compliance could result in the imposition of fines by governmental authorities or the award of damages to private litigants. From time-to-time claims may be asserted against us with respect to some of our properties under the ADA. If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, it could adversely affect our financial condition and results of operations.

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

Risks Associated with the Real Estate Industry and REITs.

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

Table of Content
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
We may incur impairment charges in 2021.
We evaluate on a quarterly basis our real estate portfolio for indicators of impairment. Impairment charges reflect management's judgment of the probability and severity of the decline in the value of real estate assets we own. These charges and provisions may be required in the future as a result of factors beyond our control, including, among other things, changes in the economic environment and market conditions affecting the value of real property assets or natural or man-made disasters. In 2020, we incurred a $3.6 million impairment charge related to the proposed sale of our Daytona land parcel. If we are required to take additional impairment charges, our results of operations will be adversely impacted.
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

Table of Content
Risks Related to BRT's Organization, Structure and Ownership of its Stock
Our transactions with affiliated entities involve conflicts of interest.
Entities affiliated with us and with certain of our executive officers provide services to us and on our behalf. These transactions may not be on terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities and persons. Among other things, we retain certain executive officers and others to provide the Services. The aggregate fees to be paid for the Services in 2021, and paid in 2020 and 2019, are $1.4 million, $1.4 million and $1.3 million, respectively. We obtain certain executive, administrative, legal, accounting and clerical personnel and the use of certain facilities pursuant to the shared services agreement. During 2020 and 2019, we reimbursed Gould Investors $761,000 and $575,000, respectively, for the personnel and facilities provided pursuant to the shared services agreement. We also obtain certain insurance in conjunction with Gould Investors and reimbursed Gould Investors $39,000 and $40,000, in 2020 and 2019, respectively, for our share of the insurance cost.
Senior management and other key personnel are critical to our business and our future success may depend on our ability to retain them.
We depend on the services of Jeffrey A. Gould, our president and chief executive officer, and other members of senior management to carry out our business and investment strategies. Although Jeffrey A. Gould devotes substantially all of his business time to our affairs, he devotes a limited amount of his business time to entities affiliated with us. In addition to Jeffrey A. Gould, only three other senior executive officers, Mitchell Gould, our executive vice president, Ryan Baltimore, senior vice president-corporate strategy and finance, and George Zweier, vice president and chief financial officer, devote all or substantially all of their business time to us. Many of our executives (i) also provide the Services (see "Item 1. Business-Human Capital Resources") and (ii) provide their services on a part-time basis pursuant to the shared services agreement. We rely on part-time executive officers to provide certain services to us, including legal and certain accounting services, since we do not employ full-time executive officers to handle all of these services. If the shared services agreement is terminated or the executives performing Services are unwilling to continue to do so, we will have to obtain such services from other sources or hire employees to perform them. We may not be able to replace these services or hire such employees in a timely manner or on terms, including cost and level of expertise, that are equivalent to or better than those we receive pursuant to the Services and the shared services agreement.
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

Table of Content
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

Table of Content
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

Our board of directors has exempted Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould from the ownership limits and has not established a limitation on ownership for such persons. Based on information supplied to us, as of December 31, 2020, Gould Investors owns approximately 17.41% of the outstanding shares of common stock and, by virtue of the applicable attribution rules under the Code, one individual currently beneficially owns 22.3% of outstanding shares of common stock. As a result, the acquisition by each of four other individuals of 6.0% of our outstanding common stock, when combined with the ownership of our common stock of Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould, generally would not result in a violation of the Five or Fewer Limit.

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

Gould Investors, Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould will be required by the Exchange Act and regulations promulgated thereunder to report, with certain exceptions, their acquisition of additional shares of our stock within two days of such acquisitions, and all holders of our stock will be required to file reports of their acquisition of beneficial ownership (as defined in the Exchange Act) of more than 5% of our outstanding stock. However, beneficial ownership for purposes of the reporting requirements under the Exchange Act is calculated differently than beneficial ownership for purposes of determining compliance with the Five or Fewer Limit. Further, to the extent that any one or more of Gould Investors, Fredric H. Gould, Matthew J. Gould or Jeffrey A. Gould acquires 30% or more of our outstanding stock, ownership of five percent or less of our outstanding stock could still result in a violation of the Five or Fewer Limit and, therefore, cause newly-acquired stock in our company to be transferred to the charitable trust. As a result, you may not have enough information currently available to you at any time to determine the percentage of ownership of our stock that you can acquire without violating the Five or Fewer Limit and losing the economic benefit of the ownership of such newly-acquired shares.

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
Although our common stock is quoted on the New York Stock Exchange, the volume of trades on any given day has been limited historically, as a result of which stockholders might not have been able to sell or purchase our common stock at the volume, price or time desired. In June 2018, our common stock was added to the Russell 3000® Index. In the short term this may have favorably impacted the price, trading volume, and liquidity of our common stock, in part, because holders attempting to track the composition of that index may have been required to buy our common stock, which could cause a material increase in the price at which our common stock trades. If our common stock is removed from the Russell 3000® Index because it does not meet the criteria for continued inclusion in such index, index funds, institutional investors, or other holders attempting to track the composition of that index may be required to sell our common stock, which would adversely impact the price and frequency at which it trades.

Table of Content
A material weakness in our internal control over financial reporting was identified and has not been remediated.

We are required by law to engage in an ongoing review of our disclosure controls and procedures and internal control over financial reporting. In connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2019, we identified the material weakness, described below, in the internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We concluded that our internal controls surrounding the supervision and review of management’s analyses over the accounting for consolidated entities were ineffective and that we had consolidated the accounts and operations of most of our joint ventures in a manner inconsistent with Accounting Standards Codification 810 (the "Consolidation Standard") . While we have taken action to address this material weakness, we cannot provide any assurance that such measures, or any other measures we take, will be effective, and this material weakness has not been remediated. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.
General Business Risks

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
See "Item 1—Business" for additional information regarding our properties.
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

Table of Content
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information; Holders
Our shares of common stock are listed on the New York Stock Exchange, or the NYSE, under the symbol "BRT." As of February 26, 2021, there were approximately 797 holders of record of our common stock.
Issuer Purchases of Equity Securities

As of October 1, 2019, our Board of Directors authorized us to repurchase up to $5.0 million of shares of our common stock through September 30, 2021. During the quarter ended December 31, 2020, we did not repurchase any shares of common stock.
Item 6. Selected Financial Data

As we qualify as a smaller reporting company, the information required by this item is not presented.

Table of Content
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, operation and development of multi-family properties. Generally, these properties are owned by unconsolidated joint ventures in which we contributed 65% to 80% of the equity. At December 31, 2020: (i) eight multi-family properties with an aggregate of 1,880 units and a carrying value of $153.6 million are wholly-owned by us; and (ii) we have ownership interests, through unconsolidated entities, in 31 multi-family properties with an aggregate of 9,162 units, and the carrying value of our net equity investment therein is $169.4 million. These 39 properties are located in 11 states; most of our properties are located in the Southeast United States and Texas.
The Impact of the COVID-19 Pandemic; 2020 and Recent Developments.
In 2020, we focused primarily on responding to the challenges presented by the COVID-19 pandemic: ensuring the health and safety of our residents, employees, and the property managers’ employees; working with our residents to facilitate the collectability of rent; maintaining an appropriate balance between rental rates and occupancy levels; and ensuring that we have sufficient liquidity and capital resources to address the challenges presented by the pandemic. The pandemic did not have a direct material adverse effect on our financial condition and results of operations; however, there were indirect negative effects(e.g., we were conservative in implementing our value add program, raising rents and pursuing acquisitions, all of which, if more aggressively pursued, may have allowed us to generate additional income). If current economic conditions worsen or continue for an extended period, there may be significant direct adverse effects, including reductions in our rental revenue and cash flow and difficultly in satisfying our debt service obligations. The impact of the pandemic on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
During 2020, we:
•acquired, in early February, through an unconsolidated joint venture, an 80% interest Abbotts Run - Wilmington, North Carolina, a 264 unit multi-family property, for a purchase price of $38.9 million, including mortgage debt of $23.2 million and $37.2 million of equity, of which we contributed $13.7 million;
•sold a $4.0 million loan, which we refer to as the Newark Loan, a legacy asset. The loan was sold for its principal balance plus interest and fees of $325,000;
•took a $3.6 million impairment charge related to our entering into a contract to sell our 8.7 acre vacant land parcel in South Daytona Beach, Florida for $4.7 million. This sale, which is scheduled to be completed in mid - 2021, is subject to certain conditions, including the purchaser's satisfaction with its due diligence review and obtaining certain zoning treatment. We can provide no assurance that this transaction will be completed. We anticipate using the $4.4 million of net proceeds from the sale for general working capital purposes. See note 3 to our consolidated financial statements;
•amended the credit facility to allow for its use for working capital (including dividend payments) and operating expenses and reduced the annual interest rate payable thereon from 5.00% to 4.25%;
•raised approximately $12.1 million of equity in the first quarter from the sale of 694,298 shares of our common stock;
•declared cash dividends of an aggregate of $0.88 per share;
•maintained an average occupancy rate of 92.3%.

On February 2, 2021,we entered into an agreement to sell to our joint venture partner our 80% interest in Anatole Apartments - Daytona Beach, Florida for approximately $7.4 million and anticipate the transaction will close, subject to satisfaction of customary closing conditions, in March or April 2021. We estimate that we will recognize a gain on sale of our partnership interest of $2.0 million from such sale. In 2020, equity in loss from unconsolidated joint ventures from this property was $250,000.
On March 3, 2021, we entered into an agreement to sell Kendall Manor - Houston, Texas to an unrelated third party for approximately $24.5 million and anticipate the transaction will close, subject to satisfaction of certain conditions, in April or May 2021. We estimate that we will recognize a gain on the sale of this property of approximately $7.5 million. In 2020, our rental revenues, operating expenses, interest expense and depreciation associated with this property were $2.9 million, $1.9 million, $675,000 and $848,000, respectively.

Table of Content
Years Ended December 31, 2020 and 2019
The term "same store properties" refers to seven multi-family properties that were owned for all of 2020 and 2019. The term "unconsolidated same store properties" refers to 25 properties that were owned for all of 2020 and 2019, other than the Sola/Bells Properties as they were in lease up.
Revenues
The following table compares our revenues for the years indicated:

(Dollars in thousands):	2020	2019	Increase (Decrease)	% Change
Rental and other revenue from real estate properties	$27,451	$27,009	$442	1.6%
Other income	651	752	(101)	(13.4)%
Total revenues	$28,102	$27,761	$341	1.2%

Rental and other revenue from real estate properties.    The components of the increase include:
•$1.8 million due to the inclusion, for all of 2020, of the revenues from a multi-family property at which we bought out the interest of our joint venture partner in 2019 and which is now wholly owned by us (the "2019 Consolidating Acquisition") - prior thereto, this property was owned by an unconsolidated joint venture; and
•$929,000 from same store properties, of which approximately $805,000 is due to higher rental rates and the balance is due to the increase in other rental revenues and slightly higher occupancy.
The increase was offset by the inclusion, in 2019, of $2.3 million of rental and other revenue from two multi-family properties that were sold in 2019 (the "2019 Sold Properties").
Other income. The decrease is due to reduced interest income resulting from the sale of the Newark Loan on September 30, 2020.

Expenses

The following table compares our expenses for the periods indicated:

(Dollars in thousands)	2020	2019	Increase (Decrease)	% Change
Real estate operating expenses	$12,377	$12,332	$45	0.4%
Interest expense	7,100	7,796	(696)	(8.9)%
General and administrative	11,701	10,091	1,610	16.0%
Impairment charge	3,642	—	3,642	N/A
Depreciation	6,742	5,916	826	14.0%
Total expenses	$41,562	$36,135	$5,427	15.0%

Real estate operating expenses.   The components of the increase include:
•$932,000 from the inclusion, for all of 2020, of the expenses from the property acquired in the 2019 Consolidating Acquisition; and
•$609,000 from same store properties, due primarily to increased real estate taxes at our Houston TX property, increased insurance premiums upon renewals and general increases in utilities and repairs and maintenance.

The increase was offset by the inclusion in 2019 of $1.5 million of expenses related to 2019 Sold Properties.

Table of Content
Interest expense.   The change is due to:
•a $592,000 decrease due to the 158 basis point decrease in the average interest rate on our floating rate junior subordinated debt resulting from the decline in the three-month LIBOR rate; and
•a $477,000 decrease due to the inclusion, in 2019, of interest expense related to the 2019 Sold Properties.
Offsetting the decrease was a $586,000 increase due to the inclusion, for all of 2020, of the interest expense on the mortgage of the 2019 Consolidating Acquisition.
General and administrative expense.

The increase is due to:

•an $868,000 increase in professional fees and expenses, of which $712,000 was incurred in connection with the Restatement;
•a $431,000, increase in compensation costs, including a $332,000 increase in non-cash compensation expense related to the amortization of expense related to restricted stock awards (primarily related to the increase in the number, and higher fair value, of the shares granted in 2020 in comparison to the awards granted in 2015); and
•increased costs of $170,000 from our shared services agreement due primarily to the increased time spent by our part-time executives addressing the Restatement and the corresponding allocation to us of such related additional costs.

Impairment charge

We recognized this impairment in connection with our proposed sale of a vacant land parcel in Daytona, Florida. See "-The Impact of the COVID-19 Pandemic; 2020 and Recent Developments".

Depreciation.

 The increase is due to:

•a $626,000 increase from the inclusion, for all of 2020, of such expense from the 2019 Consolidated Acquisition; and
•a $457,000 non-cash adjustment to record additional depreciation. In connection with the Restatement, we increased the asset values on three properties at which we previously bought out our partners' interests which necessitated an increase in depreciation at such properties

The increase was offset by a $248,000 decrease due to the sale of the 2019 Sold Properties.

Other revenue and expense items
Equity in (loss) earnings of unconsolidated joint ventures.
The table below reflects the condensed income statements of our Unconsolidated Properties included in note 7 of our consolidated financial statements. In accordance with US generally accepted accounting principles, each of the line items in the chart below is presented as if these properties are wholly owned by us though, as reflected under " Item 1. Business - Our Multi -Family Properties", our equity interests in these properties range from 32% to 90% (dollars in thousands):

Table of Content

	Year Ended December 31,
	2020	2019	Increase (Decrease)	% change
Rental revenues from unconsolidated joint ventures	$127,058	$118,177	$8,881	7.5%

Real estate operating expense from unconsolidated joint ventures	60,326	56,684	3,642	6.4%
Interest expense from unconsolidated joint ventures	34,918	35,023	(105)	(0.3)%
Depreciation from unconsolidated joint ventures	41,657	39,218	2,439	6.2%
Total expenses from unconsolidated joint ventures	136,901	130,925	5,976	4.6%

Total revenues less total expenses from unconsolidated joint ventures	(9,843)	(12,748)	2,905	(22.8)%

Other equity in earnings from unconsolidated joint ventures	117	177.00	(60)	N/A
Gain on sale of real estate from unconsolidated joint ventures	—	16,899	(16,899)	(100.0)%
Gain on insurance proceeds from unconsolidated joint ventures	765	787	(22)	(2.8)%
Loss on extinguishment of debt from unconsolidated joint ventures	—	(2,018)	2,018	N/A
Net (loss) income	$(8,961)	$3,097	$(12,058)

Equity in (loss) earnings of unconsolidated joint ventures	$(6,024)	$1,106

Set forth below is an explanation of the most significant changes in the components of the income and expense of our unconsolidated joint ventures.
Rental revenue from unconsolidated joint ventures
The increase is due primarily to:

•$5.2 million from the Sola/Bells Properties due primarily to increased occupancy and to a lesser extent, higher rental rates at such properties,
•$4.2 million due to the inclusion, for all of 2020, of revenues from three properties that were only owned for a portion of 2019 (the "2019 Unconsolidated Acquisitions"),
•$2.8 million due to the inclusion of revenue from a multi-family property purchased in 2020 (the "2020 Unconsolidated Acquisition"), and
•$2.5 million from unconsolidated same store properties primarily due to an increase in average rental rates and to a lesser extent increases in other variable payments (e.g., utility reimbursements, late fees, etc.).

Offsetting the increase is the inclusion, in 2019, of $3.7 million from our Indianapolis IN. property, which was sold in December 2019 (the "2019 Unconsolidated Sold Property") and $2.1 from the 2019 Consolidating Acquisition.
Real estate operating expenses from unconsolidated joint ventures
The increase is due to:

•$2.3 million from unconsolidated same store properties, primarily due to,
–an increase of $1.4 million in real estate tax expense, of which approximately (i) $330,000 is due to the inclusion, in 2019, of refunds and tax reductions received on a property from multi - year tax challenges and (ii) the balance is due generally to increased assessed values, and
–$629,000 of increased insurance expense due to increased premiums,
•$1.9 million due to the inclusion, for all of 2020, of expenses from the 2019 Unconsolidated Acquisitions that were only owned for a portion of 2019,
•$1.5 million primarily from the Sola property due to increased operating expenses as occupancy has increased throughout 2020 and increased real estate taxes as the property was fully assessed in 2020, and
•$1.1 million due to the inclusion of expenses from the 2020 Unconsolidated Acquisition.

Table of Content
Offsetting the increase is the inclusion, in 2019, of $2.2 million from the 2019 Unconsolidated Sold Property and $1.1 million from the 2019 Consolidating acquisition.
Interest expense from unconsolidated joint ventures
The decrease is due primarily to:

•a $727,000 reduction in such expense at unconsolidated same store properties due to the inclusion, for all of 2020, of the benefits of three mortgage re-financings that occurred in 2019,
•the inclusion, in 2019, of $662,000 of such expense from the 2019 Unconsolidated Sold Property, and
•the inclusion, in 2019, of $592,000 of such expense for the 2019 Consolidating Acquisition.

The decrease was offset by (i) the inclusion for all of 2020 of $1.0 million of the interest expense of the 2019 Unconsolidated Acquisitions that were only owned for a portion of 2019 and (ii) $834,000 from the 2020 Unconsolidated Acquisition.

Depreciation from unconsolidated joint ventures
The increase is due primarily to:

•$2.0 million from the Sola/Bells Properties which in 2019 were not being fully depreciated because they had not been fully completed,
•$1.7 million from the inclusion of such expense from the 2020 Unconsolidated Acquisition, and
•$720,000 from the inclusion, for all of 2020, of such expense from the 2019 Unconsolidated Acquisitions that were only owned for a portion of 2019.

Offsetting the increase is (i) $819,000 from unconsolidated same store properties due to a lower level of depreciation as lease intangibles at several properties have been fully depreciated and (ii) the inclusion, in 2019, of $610,000 from the property acquired in the 2019 Consolidating Acquisition and $566,000 from the 2019 Unconsolidated Sold Property.
Gain on sale of real estate from unconsolidated joint ventures. In 2019, a joint venture sold a property in Indianapolis, IN and recognized a gain of $16.9 million on the sale. There was no comparable gain in 2020.
Loss on extinguishment of debt. In 2019, a joint venture incurred a swap termination fee in connection with the refinancing of a variable rate mortgage to a fixed rate mortgage. There was no comparable expense in 2020.

Table of Content
Funds from Operations; Adjusted Funds from Operations; Net Operating Income.
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

Table of Content
The table below provides a reconciliation of net (loss) income determined in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2020	2019
Net (loss)income attributable to common stockholders	$(19,862)	$856
Add: depreciation of properties	6,742	5,916
Add: impairment charge	3,642	—
Add: our share of depreciation from unconsolidated joint venture properties	26,493	24,935
Deduct: our share of earnings from sale of unconsolidated joint venture properties	—	(9,932)
Deduct: gain on sales of real estate	—	(10,618)
Adjustment for non-controlling interests	(16)	853
Funds from operations	16,999	12,010
Adjust for: straight-line rent accruals	(40)	(40)
Add: loss on extinguishment of debt	—	1,387
Add: our share of loss on extinguishment of debt from unconsolidated joint venture properties	—	1,236
Add: amortization of restricted stock and RSU expense	1,821	1,492
Add: amortization of deferred mortgage and debt costs	320	311
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	626	980
Less: our share of gain on insurance proceeds from unconsolidated joint venture properties	(519)	(630)
Adjustment for non-controlling interests	6	(119)
Adjusted funds from operations	$19,213	$16,627

The table below provides a reconciliation of net (loss) income per common share (on a diluted basis) determined in accordance with GAAP to FFO and AFFO.

	2020	2019
Net (loss) income attributable to common stockholders	$(1.16)	$0.05
Add: depreciation of properties	0.39	0.37
Add: impairment charge	0.21	—
Add: our share of depreciation from unconsolidated joint venture properties	1.55	1.54
Deduct: our share of earnings from sale of unconsolidated joint venture properties	—	(0.61)
Deduct: gain on sales of real estate	—	(0.66)
Adjustment for non-controlling interests	—	0.05
Funds from operations	0.99	0.74
Adjustment for: straight-line rent accruals	—	—
Add: loss on extinguishment of debt	—	0.09
Add: our share of loss on extinguishment of debt from unconsolidated joint ventures	—	0.08
Add: amortization of restricted stock and RSU expense	0.10	0.09
Add: amortization of deferred mortgage and debt costs	0.02	0.02
Add: our share of amortization of deferred mortgage and debt costs from unconsolidated ventures	0.04	0.06
Deduct: our share of gain on insurance recovery from unconsolidated joint ventures	(0.03)	(0.04)
Adjustment for non-controlling interests	—	(0.01)
Adjusted funds from operations	$1.12	$1.03

Table of Content
FFO increased in 2020 from 2019 due primarily to a decline in prepayment charges and reduced interest expense due to re-financings and lower interest costs on our junior subordinated debt, improved operating margins at our wholly owned and unconsolidated joint venture properties. The increase was offset by an increase in professional fees related to the Restatement and to a lesser extent, an increase in restricted stock expense.

AFFO increased in 2020 from 2019 due primarily to improved operating margins and reduced interest expense due to re-financings and lower interest costs on our junior subordinated debt. The increase was offset by the increase in professional fees related to the Restatement.

NOI is a non-GAAP measure of performance. NOI is used by our management and many investors to evaluate and compare the performance of our properties to other comparable properties, to determine trends at our properties and to determine the estimated fair value of our properties. The usefulness of NOI may be limited in that it does not take into among other things, general and administrative expense, interest expense, loss on extinguishment of debt, casualty losses, insurance recoveries and gains or losses as determined by GAAP. NOI is a property specific performance metric and does not measure our performance as a whole. Same store NOI reflects the operations of seven of our eight wholly owned properties
We compute NOI by adjusting net income (loss) to (a) add back (1) depreciation expense, (2) general and administrative expenses, (3) interest expense, (4) loss on extinguishment of debt, (5) equity in loss of unconsolidated joint ventures, (6) provision for taxes, (7) the impact of non-controlling interests, and (b) deduct (1) other income, (2) gain on sale of real estate, and (3) gain on insurance recoveries related to casualty loss. Other REIT’s may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REIT’s. We believe NOI provides an operating perspective not immediately apparent from GAAP operating income or net income (loss). NOI is one of the measures we use to evaluate our performance because it (i) measures the core operations of property performance by excluding corporate level expenses and other items unrelated to property operating performance and (ii) captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI for the periods presented (dollars in thousands):

	For the year ended December 31,
	2020	2019
GAAP Net (loss) income attributable to common stockholders	$(19,862)	$856
Less: Other Income	(651)	(752)
Add: Interest expense	7,100	7,796
General and administrative	11,701	10,091
Depreciation	6,742	5,916
Impairment charge	3,642	—
Provision for taxes	248	270
Less: Gain on sale of real estate	—	(10,618)
Add: Loss on extinguishment of debt	—	1,387
Equity in loss of unconsolidated joint venture properties	6,024	8,826
Less: Equity in earnings from sale of unconsolidated joint venture properties	—	(9,932)
Add: Net income attributable to non-controlling interests	130	837
Net Operating Income	$15,074	$14,677

Less: Non same store and non multi family (1)
Revenues	(3,982)	(4,469)
Operating Expenses	1,800	2,364
Same Store Net Operating Income	$12,892	$12,572

(1) Prior year amounts have been adjusted to reflect the current year composition to reflect only those properties that were same store for both the current and the prior year.

Table of Content
NOI increased $397,000, primarily due to $907,000 from the 2019 Consolidating Acquisition and an increase in Same Store NOI of $320,000 offset by a $784,000 decrease due to the sale of the 2019 Sold Properties. The Same Store NOI increase is primarily due to a $929,000 increase in rental revenue from increased rental rates and, to a lesser extent, higher occupancy rates, offset by a $609,000 increase in operating expenses. See " - Years Ended December 31, 2020 and 2019"

Disclosure of Contractual Obligations
The following table sets forth as of December 31, 2020 our known contractual obligations:

	Payment Due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Long-Term Debt Obligations (1)	$62,226	$251,711	$113,310	$839,212	$1,266,459
Operating Lease Obligations	252	438	463	3,583	4,736
Purchase Obligations (2)(3)	7,630	15,260	15,260	—	38,150
Total	$70,108	$267,409	$129,033	$842,795	$1,309,345
_________________________
(1) Reflects payments of principal (including amortization payments) and interest and excludes deferred costs. Includes all of the debt of unconsolidated joint ventures, regardless of the non-controlling interests therein. See the following table for information regarding same. Assumes that the interest rate on the junior subordinated notes will be 2.21% per annum which was the rate in effect at December 31, 2020.
(2) Assumes that $1.0 million will be paid annually for the next five years pursuant to the shared services agreement and $1.4 million will be paid annually through December 31, 2025 for the Services. See "Item 1. Business—Our Structure."
(3) Assumes that approximately $5.2 million of property management fees will be paid annually to the property managers of our multi-family properties, including $4.3 million related to unconsolidated joint ventures. Such sum reflects the amount we anticipate paying in 2021 on the multi-family properties we own at December 31, 2020. These fees are typically charges based on a percentage of rental revenues from a property. No amount has been reflected as payable pursuant thereto after five years as such amount is not determinable.

The following table sets forth as of December 31, 2020 information regarding the components of our long-term debt obligations:

	Payment due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Mortgages on consolidated properties (1)	$22,466	$69,127	$21,736	$36,017	$149,346
Mortgages on unconsolidated properties (1)(2)	38,933	180,931	89,921	757,254	1,067,039
Junior subordinated notes (3)	827	1,653	1,653	45,941	50,074
Total	$62,226	$251,711	$113,310	$839,212	$1,266,459
___________________________
(1) Includes payments of principal (including amortization payments), and interest and excludes deferred costs.
(2) Includes all of the debt of unconsolidated joint ventures, regardless of the non-controlling interests therein.
(3) Assumes that the interest rate on the junior subordinated notes will be 2.21% per annum.

Liquidity and Capital Resources

We require funds to pay operating expenses and debt service obligations, acquire properties, make capital improvements, fund capital contributions, pay dividends and to the extent we deem appropriate, repurchase shares pursuant to our share buy back program . In 2020, our primary sources of capital and liquidity were the operations of our multi-family properties (including distributions of $15.3 million from our unconsolidated joint ventures, $12.1 million from the sale of our common stock through our at-the-market equity offering program, borrowings from our $10 million credit facility and our available cash (including restricted cash). At December 31, 2020 and February 28, 2021, our available cash and cash equivalents is approximately $28.7 million and $26.1 million, respectively, excluding any funds held at our unconsolidated joint ventures.

We anticipate that through 2023, our operating expenses, $134.5 million of mortgage amortization and interest expense and $177.0 million of balloon payments (including $117.5 million and $102.4 million, respectively, from unconsolidated joint ventures) due with respect to mortgages maturing from 2021 to 2023, estimated cash dividend payments of at least $45.4 million (assuming (i) the current quarterly dividend rate of $0.22 per share and (ii) 17.2 million shares outstanding) and share repurchases, if any, pursuant to our share buy back program, will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), mortgage refinancing, sales of properties, the issuance of additional equity

Table of Content
and, if available as noted below, our credit facility. Our operating cash flow and available cash is insufficient to fully fund the $177.0 million of balloon payments, and if we are unable to refinance such debt on acceptable terms, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.

We are negotiating an extension to our $10 million credit facility as the facility matures April 18, 2021. If this facility is not renewed, it will be more difficult to address our working capital needs and complete acquisitions, which would adversely affect us.

Capital improvements at (i) 18 multi-family properties will be funded by approximately $8.8 million of restricted cash available at December 31, 2020 and (ii) other properties will be funded from the operations of such properties.

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

Corporate Level Financing Arrangements

Junior Subordinated Notes
As of December 31, 2020 $37.4 million (excluding deferred costs of $317,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. At December 31, 2020 and 2019, the interest rate on these notes was 2.21% and 3.94%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), as amended and modified, allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $10 million. The facility is available for the (i) acquisition of, and investment in, multi-family properties, and (ii) working capital (including dividend payments) and operating expenses, is secured by certain cash accounts maintained by us at VNB, matures April 18, 2021 and bears an annual interest rate, which resets daily, of 50 basis points over the prime rate, with a floor of 4.25%. At December 31, 2020, the annual interest rate on the facility was 4.25%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility. We are required to maintain substantially all our bank accounts at VNB.
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

Off Balance Sheet Arrangements

Though we are not a party to any off-balance sheet arrangements (as such term is defined in Item 303(a)(4) of Regulation S-K), the following information may be of interest to investors. We are joint venture partners in approximately 29 unconsolidated joint ventures which own multi-family properties. The distributions from the properties owned by these joint ventures ($15.3 million in 2020) are a material source of our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At December 31, 2020, these joint venture properties have a net equity carrying value of $169.5 million and are subject to mortgage debt, which is not reflected on our consolidated balance sheet, of $835.2 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. These joint venture arrangements have been, and we anticipate that they will continue to be, material to our liquidity and capital resource position. See note 7 to our consolidated financial statements.

Table of Content
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
We evaluate our equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investments may exceed the fair value. If it is determined that a decline in the fair value of our investments is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including the present value of the expected future cash flows discounted at market rates, general economic conditions and other relevant factors. We did not record any impairments related to our equity-method investments for the years ended December 31, 2020 and 2019.
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
Purchase Price Allocations
We allocate the purchase price of properties, including acquisition costs and assumed debt, when appropriate, to the tangible and identified intangible assets and liabilities acquired based on their relative fair values. In making estimates of fair values for purposes of allocating purchase price, we use a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

Table of Content
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Our junior subordinated notes bear interest at the rate of three-month LIBOR plus 200 basis points. A 100 basis point increase in the rate would result in an increase in interest expense in 2021 of $374,000 and a 100 basis point decrease in the rate would result in a $82,000 decrease in interest expense in 2021.

As of December 31, 2020, we had one interest rate swap. The fair value of the interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time. At December 31, 2020, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swap would have increased by $11,000. If there had been a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swap would decrease by $11,000. These changes would not have any material impact on our net income or cash.
Item 8.    Financial Statements and Supplementary Data.
The information required by this item appears in a separate section of this Report following Part IV.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2020, were not effective due to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control Over Financial Reporting”.
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
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of a company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial transactions.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, it was concluded that, as of December 31, 2020, our internal control over financial reporting was not effective based on these criteria. In connection with the preparation of our audited consolidated financial statements for the year ended December 31, 2019, a material weakness in our internal control over financial reporting was identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a

Table of Content
reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2019, we concluded that our internal controls surrounding the supervision and review of management’s analyses over the accounting for consolidated entities were ineffective and that we had consolidated the accounts and operations of many of our joint ventures into our consolidated financial statements in a manner inconsistent with the requirements of the Consolidation Standard.

Although we have taken action to remediate the material weakness, we can only evaluate the effectiveness of such actions when we acquire a property and properly apply the Consolidation Standard to such acquisition. As we have not completed an acquisition since we reported the material weakness in April 2020, we are unable to (i) test the remedial action we have taken and (ii) conclude that our internal controls are effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.    Other Information.
During the quarter ended December 31, 2020, the Board approved the payment of the following fees to the following related parties for the performance of Services in 2021: Israel Rosenzweig, $60,800; Fredric H. Gould, $210,000; Matthew J. Gould, $243,100; David W. Kalish, $231,524; Mark H. Lundy, $110,250; Isaac Kalish, $273,525; and Steven Rosenzweig, $268,700.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Apart from certain information concerning our executive officers which is set forth in Part I of this report, the other information required by Item 10 will be incorporated herein by reference to the applicable information to be in the proxy statement to be filed by April 30, 2021 for our 2021 Annual Meeting of Stockholders.
Item 11.    Executive Compensation.
The information concerning our executive compensation required by Item 11 is incorporated herein by reference to the proxy statement to be filed by April 30, 2021 with respect to our 2021 Annual Meeting of Stockholders.

Table of Content
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by Item 12 is incorporated herein by reference to the proxy statement to be filed by April 30, 2021 with respect to our 2021 Annual Meeting of Stockholders.
Equity Compensation Plan Information
As of December 31, 2020, the only equity compensation plan under which equity compensation may be awarded is our 2020 Incentive Plan, which was approved by our stockholders in June 2020. This plan permits us to grant stock options, restricted stock, restricted stock units ("RSUs"), dividend equivalent rights and performance based awards to our employees, officers, directors, consultants and other eligible participants. The table below provides information as of December 31, 2020 with respect to our shares of common stock that may be issued upon exercise of outstanding options, warrants and rights. (See note 10 of our consolidated financial statements for further information about our equity compensation plans).

	Number of securities to be issued upon exercise (or vesting) of outstanding options, restricted stock units, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available-for future issuance under equity compensation plans—excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	450,000	(1)	—	1,000,000	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	450,000		—	1,000,000
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
2.Represents the number of shares of common stock available for issuance pursuant to our 2020 Incentive Plan. Does not give effect to 156,724 shares of restricted stock granted January 8, 2021 pursuant to the 2020 Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information concerning relationships and certain transactions required by Item 13 is incorporated herein by reference to the proxy statement to be filed by April 30, 2021 with respect to our 2021 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services.
The information concerning our principal accounting fees required by Item 14 is incorporated herein by reference to the proxy statement to be filed by April 30, 2021 with respect to our 2021 Annual Meeting of Stockholders.

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

Table of Content

Exhibit No.		Title of Exhibits

1.1		Form of Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K on November 26, 2019).

2.1		Plan of Conversion dated December 8, 2016 (incorporated by reference to Annex B of Amendment No. 1 to our Registration Statement on Form S-4 filed January 12, 2017 (the "S-4 Registration") (Reg. No. 333-215221).

3.1		Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 20, 2017).

3.2		By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed March 20, 2017).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 18, 2011).

4.2		Description of Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act.

10.1	*	Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., us, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10.2 to our Form 10-K filed December 11, 2008).

10.2	*	Form of Indemnification Agreement between the Registrant on the one hand, and its executive officers and directors, on the other hand (incorporated by reference to Exhibit 10.5 to our Annual Report of Form 10-K filed December 14, 2017).

10.3	*	Form of Restricted Shares Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the period ended December 31, 2013).

10.4	*	2012 Incentive Plan (incorporated by reference to exhibit 99.1 to our Registration Statement on Form S-8 filed on June 11, 2012 (File No. 333-182044)).

10.5	*	Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.6		Membership Interest Purchase Agreement dated as of February 23, 2016 entered into between TRB Newark Assemblage, LLC ("TRB") and TRB Newark TRS, LLC ("TRB REIT" and together with TRB, collectively, the "Seller") and RBH Partners III, LLC, and joined by RBH-TRB Newark Holdings, LLC and GS-RBH Newark Holdings, LLC (incorporated by reference to exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016).

10.7	*	Form of Performance Awards Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 10, 2016).

10.8	*	Form of Restricted Shares Agreement for the Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-4/A filed with the SEC on January 12, 2017 (File No 333-215221)).

10.9	*	2018 Incentive Plan (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2018).

Table of Content

Exhibit No.		Title of Exhibits
10.10	*	Form of Restricted Shares Agreement for the 2018 Incentive Plan (incorporated by reference Exhibit 10.10 to our Annual Report on Form 10-K filed December 10, 2018).
10.11		Loan Agreement (the "Loan Agreement") among us and VNB New York, LLC, dated April 18, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed May 9, 2019).
10.12		Amendment to the Loan Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed May 9, 2019).

10.13		Second Amendment dated January 31, 2020 to the Loan Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 14, 2020).
10.14		Modification Agreement dated as of December 21, 2020 to the Loan Agreement.
10.15		2020 Incentive Plan
21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young, LLP.

23.2		Consent of BDO USA, LLP.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act").

31.2		Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.3		Certification of Chief Financial Officer pursuant to Section 302 of the Act.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Act.

32.2		Certification of Senior Vice President—Finance pursuant to Section 906 of the Act.

32.3		Certification of Chief Financial Officer pursuant to Section 906 of the Act.

101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

BRT APARTMENTS CORP.
Date:	March 15, 2021	By:	/s/ JEFFREY A. GOULD
Jeffrey A. Gould Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ISRAEL ROSENZWEIG	Chairman of the Board	March 15, 2021
Israel Rosenzweig

/s/ JEFFREY A. GOULD	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2021
Jeffrey A. Gould

/s/ ALAN GINSBURG	Director	March 15, 2021
Alan Ginsburg

/s/ FREDRIC H. GOULD	Director	March 15, 2021
Fredric H. Gould

/s/ MATTHEW J. GOULD	Director	March 15, 2021
Matthew J. Gould

/s/ LOUIS C. GRASSI	Director	March 15, 2021
Louis C. Grassi

/s/ GARY HURAND	Director	March 15, 2021
Gary Hurand

/s/ JEFFREY RUBIN	Director	March 15, 2021
Jeffrey Rubin

/s/ JONATHAN SIMON	Director	March 15, 2021
Jonathan Simon

/s/ ELIE WEISS	Director	March 15, 2021
Elie Weiss

/s/ GEORGE E. ZWEIER	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	March 15, 2021
George E. Zweier

Index

Item 8, Item 15(a)(1) and (2)
Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BRT Apartments Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BRT Apartments Corp. (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Index

Joint Venture Consolidation Assessment

Joint Venture Consolidation Assessment
Description of the matter
The Company accounted for certain investments in real estate joint ventures under the equity method of accounting. At December 31, 2020, the Company’s investments in unconsolidated joint ventures were $169.5 million. As discussed in Note 1 to the consolidated financial statements, for each venture the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture.

Auditing management’s joint venture consolidation analyses was complex and highly judgmental due to the subjectivity in assessing which activities most significantly impact the respective joint venture’s economic performance based on the purpose and design of the entity over the duration of its expected life and assessing which party has rights to direct those activities.

How we addressed the matter in our audit
To test the Company’s consolidation assessment for real estate joint ventures, our procedures included, among others, reviewing joint venture agreements and discussing with management the nature of the rights conveyed to the Company through the joint venture agreements. We reviewed management’s assessment of the activities that would most significantly impact the joint venture’s economic performance and evaluated whether the joint venture agreements provided participating or protective rights to the Company. We also evaluated transactions with the joint ventures for events which would require a reconsideration of previous consolidation conclusions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
New York, New York
March 15, 2021

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
BRT Apartments Corp.
Great Neck, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BRT Apartments Corp. (the “Company”) as of December 31, 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP
We served as the Company's auditor from 2011 to 2020
New York, New York
May 15, 2020

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Real estate properties, net of accumulated depreciation of $30,837 and $24,094	$160,192	$169,689
Real estate loan	—	4,150
Cash and cash equivalents	19,885	22,699
Restricted cash	8,800	9,719
Investment in unconsolidated joint ventures	169,474	177,071
Other assets	7,390	7,282
Total Assets	$365,741	$390,610
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $563 and $823	$130,434	$133,215
Junior subordinated notes, net of deferred costs of $317 and $337	37,083	37,063
Accounts payable and accrued liabilities	20,536	20,772
Total Liabilities	188,053	191,050
Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares, $.01 par value: Authorized 2,000 shares, none issued	—	—
Common stock, $.01 par value, 300,000 shares authorized,
16,432 and 15,638 shares issued at December 31, 2020 and 2019	164	156
Additional paid-in capital	245,605	232,331
Accumulated other comprehensive income	(19)	(10)
Accumulated deficit	(67,978)	(32,824)
Total BRT Apartments Corp. stockholders' equity	177,772	199,653
Non-controlling interests	(84)	(93)
Total Equity	177,688	199,560
Total Liabilities and Equity	$365,741	$390,610

See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended December 31,
	2020	2019
Revenues:
Rental and other revenue from real estate properties	$27,451	$27,009
Other income	651	752
Total revenues	28,102	27,761
Expenses:
Real estate operating expenses—including $32 and $101 to related parties	12,377	12,332
Interest expense	7,100	7,796
General and administrative—including $761 and $575 to related party	11,701	10,091
Impairment charge	3,642	—
Depreciation	6,742	5,916
Total expenses	41,562	36,135
Total revenues less total expenses	(13,460)	(8,374)
Equity in loss from unconsolidated joint ventures	(6,024)	(8,826)
Equity in earnings from sale of unconsolidated joint venture properties	—	9,932
Gain on sale of real estate	—	10,618
Loss on extinguishment of debt	—	(1,387)
(Loss) income from continuing operations	(19,484)	1,963
Provision for taxes	248	270
(Loss) income from continuing operations, net of taxes	(19,732)	1,693
(Income) attributable to non-controlling interests	(130)	(837)
Net (loss) income attributable to common stockholders	$(19,862)	$856

Weighted average number of shares of common stock outstanding:
Basic	17,115,697	15,965,631
Diluted	17,115,697	16,165,631

Per share amounts attributable to common stockholders:
Basic	$(1.16)	$0.05
Diluted	$(1.16)	$0.05

See accompanying notes to consolidated financial statements.

Index

BRT REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2020	2019
Net (loss) income	$(19,732)	$1,693
Other comprehensive loss:
Unrealized loss on derivative instruments	(12)	(23)
Other comprehensive loss	(12)	(23)
Comprehensive (loss) income	(19,744)	1,670
Comprehensive (income) attributable to non-controlling interests	(128)	(833)
Comprehensive (loss) income attributable to common stockholders	$(19,872)	$837

See accompanying notes to consolidated financial statements.

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2020 and 2019
(Dollars in thousands, except share data)

	Shares of Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non Controlling Interests	Total
Balances, December 31, 2018	$150	$223,373	$9	$(20,044)	$331	$203,819
Distributions - Common Stock - $0.84 per share	—	—	—	(13,636)	—	(13,636)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	1,492	—	—	—	1,492
Distributions to non-controlling interests	—	—	—	—	(1,257)	(1,257)
Shares issued through equity offering program, net	5	7,513	—	—	—	7,518
Shares repurchased	—	(46)	—	—	—	(46)
Net income	—	—	—	856	837	1,693
Other comprehensive loss	—	—	(19)	—	(4)	(23)
Comprehensive income	—	—	—	—	—	1,670
Balances, December 31, 2019	$156	$232,331	$(10)	$(32,824)	$(93)	$199,560
Distributions - Common Stock - $0.88 per share	—	—	—	(15,292)	—	(15,292)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense—restricted stock and restricted stock units	—	1,821	—	—	—	1,821
Distributions to non-controlling interests	—	—	—	—	(118)	(118)
Shares issued through equity offering program, net	7	12,070	—	—	—	12,077
Shares repurchased	—	(616)	—	—	—	(616)
Net (loss) income	—	—	—	(19,862)	130	(19,732)
Other comprehensive loss	—	—	(9)	—	(3)	(12)
Comprehensive loss	—	—	—	—	—	(19,744)
Balances, December 31, 2020	$164	$245,605	$(19)	$(67,978)	$(84)	$177,688

See accompanying notes to consolidated financial statements

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net (Loss) income	$(19,732)	$1,693
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	6,742	5,916
Amortization of deferred financing fees	280	311
Amortization of restricted stock	1,821	1,492
Impairment charge	3,642	—
Equity in loss of unconsolidated joint ventures	6,024	8,826
Equity in earnings on sale of real estate of unconsolidated ventures	—	(9,932)
Gain on sale of real estate	—	(10,618)
Loss on extinguishment of debt	—	1,387
Distributions from equity in earnings of unconsolidated joint ventures	—	7,442
Increases and decreases from changes in other assets and liabilities:
(Decrease) increase in accounts payable and accrued liabilities	(424)	3,766
Increase in other assets	(108)	(1,635)
Net cash (used in) provided by operating activities	(1,755)	8,648
Cash flows from investing activities:
Collections from real estate loans	150	600
Proceeds from the sale of mortgage loan	4,000	—
Net costs capitalized to real estate owned	(887)	(1,580)
Purchase of partner interests	—	(1,316)
Proceeds from the sale of real estate owned	—	33,588
Distributions from unconsolidated joint ventures	15,273	20,713
Contributions to unconsolidated joint ventures	(13,700)	(29,069)
Net cash provided by investing activities	4,836	22,936
Cash flows from financing activities:
Mortgage payoffs	—	(20,635)
Mortgage principal payments	(3,041)	(2,912)
Proceeds from credit facility	5,000	15,200
Repayment of credit facility	(5,000)	(15,200)
Increase in deferred financing costs	—	(84)
Dividends paid	(15,116)	(13,468)
Distributions to non-controlling interests	(118)	(1,257)

Index

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019
Proceeds from the sale of common stock	12,077	7,517
Repurchase of shares of common stock	(616)	(46)
Net cash used in financing activities	(6,814)	(30,885)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,733)	699
Cash, cash equivalents and restricted cash at beginning of year	32,418	31,719
Cash, cash equivalents and restricted cash at end of year	$28,685	$32,418
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$6,886	$7,511
Cash paid during the year for income and excise taxes	$291	$324

See accompanying notes to consolidated financial statements.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Background
BRT Apartments Corp. (“BRT” or the “Company”) is the successor to BRT Realty Trust pursuant to the conversion of BRT Realty Trust from a Massachusetts business trust to a Maryland corporation on March 18, 2017. BRT owns, operates and develops multi-family properties. Generally, these multi-family properties are owned by unconsolidated joint ventures in which the Company contributes a significant portion of the equity. At December 31, 2020, BRT: (i) wholly owns eight multi-family properties located in six states with an aggregate of 1,880 units and a carrying value of $153.6 million; and (ii) has ownership interests, through unconsolidated entities, in 31 multi-family properties located in nine states with an aggregate of 9,162 units , and the carrying value of its net equity investment is $169.4 million. In total, the Company has properties in 11 states, most of which are located in the Southeast United States and Texas.

The Company also owns and operates various other real estate assets. At December 31, 2020, the carrying value of the other real estate assets was $6,667,000.
BRT conducts its operations to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.
Substantially all of the Company's assets are comprised of multi-family real estate assets generally leased to tenants on a one-year basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.
Principles of Consolidation
The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries.
The joint venture that owns a property in Yonkers, New York was determined not to be a variable interest entity ("VIE") but is consolidated because the Company has controlling rights in such entity.
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. For each venture, the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture. All investments in unconsolidated joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures are VIEs. Additionally, the Company does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. The distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro-rata to the percentage equity interest each partner has in the applicable venture.
Certain items on the consolidated financial statements for the year ended December 31, 2019, have been reclassified to conform with the current year's presentation including classifying Deposits and escrows within Other Assets on the consolidated balance sheet.
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
December 31, 2020

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
Real Estate Properties
Real estate properties are stated at cost, net of accumulated depreciation, and include properties acquired through acquisition, development or foreclosure.
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
Asset Impairments
The Company reviews each real estate asset owned to determine if there are indicators of impairment. If such indicators are present, the Company determines whether the carrying amount of the asset can be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount and that carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends, the effects of leasing demands, and other factors. In evaluating a property for impairment, various factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a decrease in the value of the property below its carrying value, the reduction will be recognized as an impairment charge. The fair values related to the impaired real estate assets are considered to be a level 3 valuation within the fair value hierarchy.
For investment in real estate ventures, if indicators of impairment are present, the Company determines if the fair value of the investment is less than its carrying value. Fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the asset. The fair values related to the impaired investments in real estate ventures are considered to be a level 3 valuation within the fair value hierarchy.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Equity Based Compensation
Compensation expense for grants of restricted stock, restricted stock units ("RSUs") and dividend equivalent rights are amortized over the vesting period of such awards, based upon the estimated fair value of such award at the grant date. The Company recognizes the effect of forfeitures when they occur and previously recognized compensation expense is reversed in the period the grant or unit is forfeited. The deferred compensation related to the RSUs to be recognized as expense is net of certain performance assumptions which are re-evaluated quarterly. For accounting purposes, the restricted shares and the RSUs are not included in the outstanding shares shown on the consolidated balance sheets until they vest; however, the restricted shares are included in the calculation of both basic and diluted earnings per share as they participate in the earnings of the Company.
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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 1—ORGANIZATION, BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
New Pronouncements
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

NOTE 2—REAL ESTATE PROPERTIES
Real estate properties consist of the following (dollars in thousands):

	December 31,
	2020	2019
Land	$25,585	$29,227
Building	154,854	154,854
Building improvements	10,590	9,702
Real estate properties	191,029	193,783
Accumulated depreciation	(30,837)	(24,094)
Total real estate properties, net	$160,192	$169,689

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 2 - REAL ESTATE PROPERTIES (Continued)

A summary of activity in real estate properties, net for the year ended December 31, 2020 follows (dollars in thousands):

	December 31, 2019 Balance	Improvements	Depreciation	Impairment Charge	December 31, 2020 Balance
Multi-family	$159,434	$802	$(6,632)	$—	$153,604
Land - Daytona, FL	8,021	—	—	(3,642)	4,379
Retail shopping center - Yonkers, NY/Other	2,234	85	(110)	—	2,209
Total real estate properties	$169,689	$887	$(6,742)	$(3,642)	$160,192

The following summarizes, by state, information for the year ended December 31, 2020 regarding consolidated properties (dollars in thousands):

Location	Number of Properties	Number of Units	2020 Rental and Other Revenue from Real Estate Properties	% of 2020 Rental and Other Revenue from Real Estate Properties
Texas	2	464	$5,443	20%
Georgia	2	448	6,315	23%
Florida	1	276	4,003	15%
South Carolina	1	208	3,218	12%
Virginia	1	220	4,004	15%
Ohio	1	264	3,039	11%
Other (a)	—	—	1,429	5%
	8	1,880	$27,451	100%

(a) Represents non multi-family revenues

Future minimum rentals to be received pursuant to non-cancellable operating leases with terms in excess of one year, from a commercial property owned by the Company at December 31, 2020, are as follows (dollars in thousands):

Year Ending December 31,	Amount
2021	$1,147
2022	1,185
2023	1,252
2024	953
2025	648
Thereafter	1,513
Total	$6,698
Leases at the Company's multi-family properties are generally for a term of one year or less and are not reflected in this table.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 3—ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT CHARGES
Property Acquisitions
The Company did not acquire any real estate properties during the year ended December 31, 2020.
In the year ended December 31, 2019, the Company purchased its partner's 20% interest in Parkway Grande Apartments located in San Marcos, TX for $1,608,000.
Property Dispositions
The Company did not dispose of any real estate properties during the year ended December 31, 2020.
The tables below provide information regarding the Company's disposition of real estate properties during the year ended December 31, 2019 (dollars in thousands):

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

In the quarter ended September 30, 2020, indicators of impairment were present on its 8.7 acre vacant land parcel located in South Daytona Beach, Florida. The Company had entered into a contract to sell this property at a sales price less than its carrying value and accordingly, the Company took an impairment charge related to this asset of $3,642,000 representing the excess of the carrying value over the fair value. During the year ended December 31, 2019, no impairment charges were recorded.

NOTE 4—REAL ESTATE LOAN
The Company had a loan receivable secured by several properties in Newark, NJ. The principle balance of this loan was $4,000,000. This loan was sold on September 30, 2020, to an unrelated third party at its book value plus interest and fees of $325,000. Accordingly, no gain or loss was recognized on the sale.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 5—RESTRICTED CASH
Restricted cash represents funds for specific purposes and therefore are not generally available for general corporate purposes. As reflected on the consolidated balance sheets, restricted cash represents funds held by or on behalf of the Company specifically allocated for capital improvements at multi-family properties.

NOTE 6 - LEASES

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

Due to the impact of the COVID-19 pandemic, concession agreements were entered into with the Company’s two commercial tenants. In accordance with the FASB Staff Q&A, Topic 842 and 840 - Accounting for Lease Concessions Related to the Effects of COVID-19 Pandemic, a lessor may make an accounting policy election to (i) not evaluate whether such COVID-19 pandemic related rent-relief is a lease modification under ASC 842 and (ii) treat each tenant rent deferral or forgiveness as if it were contemplated as part of the existing lease contract. The Company elected to apply this accounting policy to the two lease agreements, based on the type of concessions provided to the tenants, where the revised cash flows are substantially the same or less than the original lease agreement. As a result, during the year ended December 31, 2020, the Company issued total abatements of $75,000 for the two tenants.

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires September 30, 2024 and provides for one 21-year renewal option. As of December 31, 2020, the remaining lease term, including the renewal option, is 24.75 years.

The Company is also a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. As of December 31, 2020, the remaining lease term, including renewal options deemed exercised, is 16 years.

As of December 31, 2020, the Company's right-of-use ("ROU") assets and lease liabilities were $2,652,000 and $2,674,000, respectively. As of December 31, 2019, the Company's ROU assets and lease liabilities were $2,822,000 and $2,833,000, respectively and are reported on the consolidated balance sheets in Other assets and Accounts payable and accrued liabilities, respectively.

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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 7—INVESTMENT IN UNCONSOLIDATED VENTURES
At December 31, 2020, the Company owns interests in unconsolidated joint ventures that own 31 multi-family properties (the "Unconsolidated Properties"). The condensed balance sheet below presents information regarding such properties (dollars in thousands):

	December 31,
	2020	2019
ASSETS
Real estate properties, net of accumulated depreciation of $145,600 and $104,001	$1,075,178	$1,070,941
Cash and cash equivalents	16,939	12,804
Other Assets	29,392	28,048
Total Assets	$1,121,509	$1,111,793

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $5,537 and $5,839	$829,646	$803,289
Accounts payable and accrued liabilities	20,237	19,731
Total Liabilities	849,883	823,020
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	271,626	288,773
Total Liabilities and Equity	$1,121,509	$1,111,793

Company equity interest of joint venture equity	$169,474	$177,071

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 7—INVESTMENT IN UNCONSOLIDATED VENTURES (Continued)
The condensed income statement below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Year Ended December 31,
	2020	2019
Revenues:
Rental and other revenue	$127,058	$118,177
Total revenues	127,058	118,177

Expenses:
Real estate operating expenses	60,326	56,684
Interest expense	34,918	35,023
Depreciation	41,657	39,218
Total expenses	136,901	130,925
Total revenues less total expenses	(9,843)	(12,748)
Other equity earnings	117	177
Gain on sale of real estate properties	—	16,899
Loss on extinguishment of debt	—	(2,018)
Gain on insurance recoveries	765	787
Net (loss) income from joint ventures	(8,961)	3,097

BRT equity in loss and equity in earnings from sale of unconsolidated joint venture properties	$(6,024)	$1,106

On February 2, 2021, the Company entered into an agreement to sell to its joint venture partner, the Company's 80% interest in Anatole Apartments, Daytona, FL for approximately $7.4 million. It is anticipated the transaction will close, subject to satisfaction of customary closing conditions, in March or April 2021.
On March 3, 2021, we entered into an agreement to sell Kendall Manor - Houston, Texas to an unrelated third party for approximately $24.5 million and anticipate the transaction will close, subject to satisfaction of certain conditions, in April or May 2021. We estimate that we will recognize a gain on the sale of this property of approximately $7.5 million. In 2020, our rental revenues, operating expenses, interest expense and depreciation associated with this property were $2.9 million, $1.9 million, $675,000 and $848,000, respectively.
Acquisitions
The tables below provides information regarding the Company's property acquisitions, through unconsolidated joint ventures, and the properties they purchased during the years ended December 31, 2020 and 2019 (dollars in thousands):
2020

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Wilmington, NC	2/20/2020	264	$38,000	$23,160	$13,700	80%	$459

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 7—INVESTMENT IN UNCONSOLIDATED VENTURES (Continued)
2019

Location	Purchase Date	No. of Units	Purchase Price	Acquisition Mortgage Debt	Initial BRT Equity	Ownership Percentage	Capitalized Property Acquisition Costs
Kannapolis, NC	3/12/2019	312	$48,065	$33,347	$11,231	65%	$559
Trussville, AL	5/72019	328	43,000	32,250	11,625	80%	546
Auburn, AL	8/8/2019	200	18,400	14,500	4,320	80%	140
		840	$109,465	$80,097	$27,176		$1,245
The table below provides information regarding the disposition of a real estate property by an unconsolidated joint venture in the year ended December 31, 2019 (dollars in thousands):

Location	Sale Date	No. of Units	Sales Price	Gain on Sale	Non-Controlling Partner's Share of Gain on Sale
Indianapolis, IN	12/17/2019	400	$36,500	$16,898	$9,932

NOTE 8—DEBT OBLIGATIONS
Debt obligations consist of the following (dollars in thousands):

	December 31,
	2020	2019
Mortgages payable	$130,997	$134,038
Junior subordinated notes	37,400	37,400
Deferred loan costs	(880)	(1,160)
Total debt obligations	$167,517	$170,278

At December 31, 2020, $130,997,000 of mortgage debt is outstanding on the Company's eight multi-family properties and one commercial property with a weighted average interest rate of 4.15% and a weighted average remaining term to maturity of 4.4 years. Scheduled principal repayments for the next five years and thereafter are as follows (dollars in thousands):

Year Ending December 31,	Scheduled Principal Payments
2021	$17,274
2022	62,543
2023	1,270
2024	1,316
2025	16,661
Thereafter	31,933
$130,997

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 8—DEBT OBLIGATIONS (Continued)
The Company incurred the following mortgage debt in connection with the purchase of our partner's' interest in the year ended December 31, 2019 (dollars in thousands):

Location	Acquisition Date	Mortgage balance at acquisition	Interest Rate	Maturity Date
San Marcos, TX	10/4/2019	$17,158	4.42%	October 2025

Credit Facility
The Company entered into a credit facility dated April 18, 2019, as amended and modified from time-to-time, with an affiliate of Valley National Bank. The facility allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $10,000,000 to facilitate the acquisition of multi-family properties and for working capital (including dividend payments) and operating expenses. The facility is secured by the cash available in certain cash accounts maintained by the Company at Valley National Bank, matures April 2021 and bears an adjustable interest rate of 50 basis points over the prime rate, with a floor of 4.25%. The interest rate in effect as of December 31, 2020 is 4.25%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility. At December 31, 2020, the Company is in compliance in all material respects with its obligations under the facility.
At December 31, 2020 and December 31, 2019, there was no outstanding balance on the facility. Interest expense for the years ended December 31, 2020 and 2019, which includes amortization of deferred financing costs and unused fees ,was $96,000 and $204,000 respectively. Deferred costs of $12,000 and $53,000 are recorded in other assets on the consolidated balance sheets at December 31, 2020 and 2019, respectively.

Junior Subordinated Notes
At December 31, 2020 and 2019, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000 before deferred financing costs of $317,000 and $337,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three month LIBOR + 2.00% The rate in effect at December 31, 2020 and 2019 was 2.21% and 3.94% respectively. The notes mature April 30, 2036.
The notes require interest only payments through the maturity date, at which time repayment of all outstanding principal and unpaid interest is due. Interest expense for the years ended December 31, 2020 and 2019, which includes amortization of deferred costs, was $1,119,000 and $1,711,000, respectively.

NOTE 9—INCOME TAXES
The Company elected to be taxed as a REIT pursuant to the Code. As a REIT, the Company is generally not subject to Federal income taxes at the corporate level if it distributes 100% of its REIT taxable income, as defined, to its stockholders. To maintain its REIT status, the Company must distribute at least 90% of its ordinary taxable income; however, if it does not distribute 100% of its taxable income, it will be taxed on undistributed income. There are a number of organizational and operational requirements the Company must meet to remain a REIT. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates and it may not be able to qualify as a REIT for four subsequent tax years. Even if it is qualified as a REIT, the Company is subject to certain state and local income taxes and to Federal income and excise taxes on undistributed taxable income. For income tax purposes, the Company reports on a calendar year basis. As of December 31, 2020, tax returns for the calendar years 2017 through 2020 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.
During the years ended December 31, 2020 and 2019, the Company recorded $248,000 and $270,000, respectively, of state franchise tax expense, net of refunds, relating to the 2020 and 2019 calendar years.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 9—INCOME TAXES (Continued)
Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial statement purposes due to various items, including timing differences related to loan loss provisions, impairment charges, depreciation methods and carrying values.
At December 31, 2020, the Company had a net operating loss carryforward of $16,800,000. These net operating losses may be available in future years to reduce taxable income when and if it is generated. These loss carryforwards no longer expire and are available to offset 100% of taxable income. Net operating losses generated in 2018 and thereafter will be available to offset 80% of taxable income.

NOTE 10—STOCKHOLDERS' EQUITY
Common Stock Dividend Distribution
During the years ended December 31, 2020 and 2019, the Company declared an aggregate of $0.88 and $0.84 per share in cash dividends, respectively.
Stock Based Compensation

During the year ended December 31, 2020, the Company's board of directors adopted and the stockholders' approved the 2020 Incentive Plan. This plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards.

Each of the Company's 2018 Incentive Plan (the "2018 Plan"), Amended and Restated 2016 Incentive Plan (the "2016
Plan") and the 2012 Incentive Plan (the "2012 Plan") authorized the Company to grant: (i) up to 600,000 shares of common stock pursuant to stock options, restricted stock, restricted stock units, and performance shares awards; and (ii) except for the 2012 Plan which did not authorize such awards, cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. No further awards may be granted pursuant to the 2018 Plan, the 2016 Plan and the 2012 Plan, which are referred to collectively as the "Prior Plans."

Restricted Stock Units

In June 2016, pursuant to the 2016 Plan, the Company issued restricted stock units (the "Units") to acquire up to 450,000 shares of common stock. The Units entitle the recipients, subject to continued service through March 31,2021 (the “Performance Period”), to receive in the aggregate (i) up to 200,000 shares (the “TSR Award”) of common stock based on achieving, during the Performance Period, specified levels in compounded annual growth rate (“CAGR”) in total stockholder return (“TSR”), and (ii) up to 200,000 shares of common stock based on achieving, during the Performance Period, specified levels in CAGR in adjusted funds from operations, as determined pursuant to the performance agreement (the "AFFO Award").
In addition, up to 50,000 shares (the "Adjustment Award") may be added to or subtracted from the TSR Award, based on attaining or failing to attain, as the case may be, during the Performance Period, of CAGR in TSR relative to the CAGR in TSR for the REITs that comprise, with specified exceptions, the FTSE NAREIT Equity Apartment  Index. The recipients also received dividend equivalent rights entitling them to receive cash dividends with respect to the shares of common stock underlying their Units as if the underlying shares were outstanding during the Performance Period, if, when, and to the extent, the related Units vest. The Units were determined not to be participating securities and accordingly, for financial statement purposes, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. Though the 450,000 shares underlying the units are contingently issuable shares, 250,000 of such shares have not been included in the calculation of diluted earnings per share as the criteria with respect to the AFFO Award and the Adjustment Award were not met at December 31, 2020. The Company included 200,000 shares of

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

common stock underlying the TSR Awards in the calculation of diluted earnings per share as the market criteria with respect to the TSR award have been met at December 31, 2020.
For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to assist management in determining fair value. For the AFFO Awards, fair value is based on the market value on the date of grant. Expense is not recognized on the Units which the Company does not expect to vest as a result of conditions the Company does not expect to be satisfied. The total amount recorded at the grant date as deferred compensation with respect to the Units was $2,117,000. As of December 31, 2020, $1,432,000 of deferred compensation allocated to the AFFO Award has been reversed, as it is not anticipated that the performance goals will be met. The remaining $685,000 allocated to the TSR Award is being charged to general and administrative expense over the Performance Period. The deferred compensation expense to be recognized is net of certain forfeiture and performance assumptions. The Company recorded $140,000 and $142,000 of compensation expense related to the amortization of unearned compensation with respect to the Units in the years ended December 31, 2020, and 2019, respectively. At December 31, 2020 and 2019, $35,000 and $177,000 respectively, has been deferred as unearned compensation and will be charged to expense over the balance of the Performance Period.

Restricted Stock
In January 2020, the Company granted 158,299 shares of restricted stock pursuant to the 2018 Plan. As of December 31, 2020, an aggregate of 744,145 shares of unvested restricted stock are outstanding pursuant to the Plan and the Prior Plans. All shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the basic and diluted earnings per share computation. During the years ended December 31, 2020 and 2019, the Company recorded $1,681,000 and $1,350,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At December 31, 2020 and 2019, $4,411,000 and $3,328,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average vesting period of these restricted shares is 2.1 years. Subsequent to December 31, 2020, the Company granted 156,774 shares of restricted stock pursuant to the 2020 Plan. Changes in the number of restricted shares outstanding under the Company's equity incentive plans are shown below:

	Year Ended December 31,
	2020	2019
Outstanding at beginning of the year	725,296	705,847
Issued	158,299	156,399
Cancelled	—	—
Vested	(139,450)	(136,950)
Outstanding at the end of the year	744,145	725,296

The following table reflects the compensation expense recorded for all incentive plans (dollars in thousands):

	Year Ended December 31,
	2020	2019
Restricted stock grants	$1,681	$1,350
Restricted stock units	140	142
Total compensation	$1,821	$1,492

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 10—STOCKHOLDERS' EQUITY (Continued)
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands):

	Year Ended December 31,
	2020	2019
Numerator for basic and diluted earnings per share attributable to common stockholders:
Net (loss) income attributable to common stockholders	$(19,862)	$856

Denominator:
Denominator for basic earnings per share—weighted average number of shares	17,115,697	15,965,631
Effect of dilutive securities	—	200,000
Denominator for diluted earnings per share—adjusted weighted average number of shares and assumed conversions	17,115,697	16,165,631

Basic earnings per share	$(1.16)	$0.05
Diluted earnings per share	$(1.16)	$0.05

Equity Distribution Agreements
On or about November 26, 2019, the Company terminated the prior ATM and entered into new agreements with three sales agents to sell an aggregate of $30,000,000 of its common stock from time-to-time in an at-the market offering. Between November 26, 2019 and December 31, 2019, the Company sold 111,963 shares of common stock for net proceeds of $1,966,000 after giving effect to related fees, commissions and offering related expenses of $56,000. During the year ended December 31, 2020, the Company sold 694,298 shares of common stock for net proceeds of $12,077,000 after giving effect to related fees, commissions and offering related expenses of $185,000. All of the shares sold in 2020 were sold by February 28, 2020.
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
On September 12, 2019, the Board of Directors authorized the Company, effective as of October 1, 2019, to purchase up to $5,000,000 of shares of common stock through September 30, 2021. During the year ended December 31, 2020, the Company repurchased 39,093 shares of common stock (all of which were repurchased during the three months ended March 31, 2020), at an average market price of $15.76 for an aggregate cost of $616,000. At December 31, 2020, the remaining availability under this authorization is $4,384,000 of shares of common stock.

NOTE 11—RELATED PARTY TRANSACTIONS
The Company has retained certain of its executive officers and Fredric H. Gould, a director, to provide, among other things, the following services: participating in the Company's multi-family property analysis and approval process ( which includes service on an investment committee), providing investment advice, long term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees paid in 2020 and 2019 for these services were $1,398,000 and $1,331,000, respectively.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 11—RELATED PARTY TRANSACTIONS (Continued)
Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould, under renewable year-to-year agreements. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property provides real property management, real estate brokerage and construction supervision services to these properties. For the years ended December 31, 2020 and 2019, fees for these services were $32,000 and $33,000, respectively.
Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors L.P., the owner and operator of a diversified portfolio of real estate and other assets and One Liberty Properties, Inc., a NYSE listed equity REIT, the (i) services of the part time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the years ended December 31, 2020 and 2019 allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $761,000 and $575,000, respectively. Fredric H. Gould is executive officer and sole stockholder of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P.("Gould Investors"). Mr Gould is also the vice chairman of the board of directors of One Liberty Properties and certain of the Company's officers and directors are also officers or directors of One Liberty Properties and Georgetown Partners. As of December 31, 2020 and 2019, $124,000 and $142,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets.
Management of two of the Company's multi-family properties which were sold in 2019, was performed by its joint venture partners or their affiliates, none of which are related to the Company. These management fees amounted to $68,000 in the year ended December 31, 2019.
The Company obtains certain insurance in conjunction with Gould Investors and reimburses Gould Investors for the Company's share of the insurance cost. Insurance reimbursements to Gould Investors for the years ended December 31, 2020 and 2019 were $39,000 and $40,000, respectively.

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial Instruments Not Measured at Fair Value
The following methods and assumptions were used to estimate the fair value of each class of financial instruments that are not reported at fair value on the consolidated balance sheets:
Cash and cash equivalents, restricted cash, accounts receivable (included in other assets), accounts payable and accrued liabilities:    The carrying amounts reported on the balance sheets for these instruments approximate their fair value due to the short term nature of these accounts.
Junior subordinated notes:    At December 31, 2020 and 2019, the estimated fair value of the Company's junior subordinated notes is less than their carrying value by approximately $8,670,000 and $9,589,000, respectively, based on market interest rates of 4.22% and 6.41%, respectively.
Mortgages payable:  At December 31, 2020, the estimated fair value of the Company's mortgages payable is less than their carrying value by approximately $3,831,000, assuming market interest rates between 2.87% and 3.28%. At December 31, 2019, the estimated fair value was lower than the carrying value by $321,000, assuming market interest rates between 3.89% and 4.33%. Market interest rates were determined using current financing transaction information provided by third party institutions.
Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions. The fair values of debt obligations are considered to be Level 2 valuations within the fair value hierarchy.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
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
Set forth below is information regarding the Company's financial liabilities measured at fair value as of December 31, 2020 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Financial Liabilities:
Interest rate swap	$23	—	$23	—

Derivative financial instruments:   Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. At December 31, 2020, this derivative is included in Accounts payable and accrued liabilities on the consolidated balance sheet.
Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. As of December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.
Long-lived assets

The Company measures its real estate investments at fair value on a nonrecurring basis. During the year ended December 31, 2020, the fair value of the real estate investment was determined using the following input levels (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Non-Financial Assets:
Long-lived assets	$4,379	$—	$—	$4,379

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Quantitative information about Level 3 measurements is as follows:

	Fair Value	Valuation Technique	Significant Unobservable Inputs
Non-Financial Assets: Long-Lived assets:
Vacant land - South Daytona Beach, FL	$4,379	Discounted cash flow	Non-binding sales contract /Discount rate 12.5%

NOTE 13—COMMITMENT AND CONTINGENCIES
The Company maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Company are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined therein. Pension expense approximated $386,000 and $373,000 during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, $186,000 and $74,000, respectively, remains unpaid and is included in accounts payable and accrued liabilities on the consolidated balance sheets.
At December 31, 2020, the Company is the carve-out guarantor with respect to mortgage debt in principal amount of $120,733,000 at seven multi-family properties.

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
As of December 31, 2020, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Rate	Maturity
Interest Rate Swap	$1,036,000	5.25%	April 1, 2022

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
Non-designated Derivatives
Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. At December 31, 2020, the Company did not have any outstanding derivatives that were not designated as hedges in qualifying hedging relationships.
The table below presents the fair value of the Company's derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:
December 31, 2020		December 31, 2019
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$—	Other assets	$—
Accounts payable and accrued liabilities	$23	Accounts payable and accrued liabilities	$12

The following table presents the effect of the Company's derivative financial instrument on the consolidated statements of comprehensive income (loss) for the years ended December 31, 2020 and 2019 and (dollars in thousands):

	Year Ended December 31,
	2020	2019
Amount of loss recognized on derivative in Other Comprehensive Income	$(27)	$(22)
Amount of (loss) gain reclassified from Accumulated Other Comprehensive (loss) income into Interest Expense	$(15)	$1
Total amount of Interest expense presented in the Consolidated Statement of Operations	$7,100	$7,796

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedge during the years ended December 31, 2020 or 2019. During the twelve months ending December 31, 2021, the Company estimates an additional $19,000 will be reclassified from other comprehensive loss as a decrease to interest expense.

Credit-risk-related Contingent Features
The agreement between the Company and its derivative counterparty provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligation.
As of December 31, 2020, the fair value of derivative in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $25,000. As of December 31, 2020, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligation under the agreements the termination value of $25,000 at December 31, 2020.

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 15—QUARTERLY FINANCIAL DATA (Unaudited)

	2020
	1st Quarter Jan - March	2nd Quarter April - June	3rd Quarter July - September	4th Quarter Oct - Dec	Total For Year
Revenues:
Rental and other revenue	$6,745	$6,657	$7,020	$7,029	$27,451
Other income	179	159	293	20	651
Total revenues	6,924	6,816	7,313	7,049	28,102
Expenses:
Real estate operating expenses	3,058	3,004	3,289	3,026	12,377
Interest expense	1,860	1,809	1,731	1,700	7,100
General and administrative	3,367	2,957	2,730	2,647	11,701
Impairment charge	—	—	3,642	—	3,642
Depreciation	1,561	1,809	1,777	1,595	6,742
Total expenses	9,846	9,579	13,169	8,968	41,562
Total revenues less total expenses	(2,922)	(2,763)	(5,856)	(1,919)	(13,460)
Equity in loss of unconsolidated joint ventures	(1,815)	(1,387)	(1,529)	(1,293)	(6,024)
Loss from continuing operations	(4,737)	(4,150)	(7,385)	(3,212)	(19,484)
Provision for taxes	62	65	65	56	248
Loss from continuing operations, net of taxes	(4,799)	(4,215)	(7,450)	(3,268)	(19,732)
(Income) attributable to non-controlling interests	(32)	(31)	(34)	(33)	(130)
Net loss attributable to common stockholders	$(4,831)	$(4,246)	$(7,484)	$(3,301)	(19,862)

Basic and diluted and per share amounts attributable to common stockholders
Basic loss per share	$(0.29)	$(0.25)	$(0.44)	$(0.19)	$(1.16)
Diluted loss per share	$(0.29)	$(0.25)	$(0.44)	$(0.19)	$(1.16)

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 15—QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	2019
	1st Quarter Jan - March	2nd Quarter April - June	3rd Quarter July - September	4th Quarter Oct - Dec	Total For Year
Revenues:
Rental and other revenue from real estate properties	$6,886	$7,097	$6,261	$6,765	$27,009
Other income	244	190	161	157	752
Total revenues	7,130	7,287	6,422	6,922	27,761
Expenses:
Real estate operating expenses	3,176	3,325	2,741	3,090	12,332
Interest expense	1,946	2,049	1,870	1,931	7,796
General and administrative	2,544	2,481	2,430	2,636	10,091
Depreciation	1,547	1,428	1,373	1,568	5,916
Total expenses	9,213	9,283	8,414	9,225	36,135
Total revenues less total expenses	(2,083)	(1,996)	(1,992)	(2,303)	(8,374)
Equity in loss from unconsolidated joint venture properties	(2,068)	(2,218)	(2,390)	(2,150)	(8,826)
Equity in earnings from sale of unconsolidated joint venture properties	—	—	—	9,932	9,932
Gain on sale of real estate	—	—	9,938	680	10,618
Loss on extinguishment of debt	—	—	(1,387)	—	(1,387)
(Loss) income from continuing operations	(4,151)	(4,214)	4,169	6,159	1,963
Provision for taxes	62	59	98	51	270
(Loss) income from continuing operations, net of taxes	(4,213)	(4,273)	4,071	6,108	1,693
Net (income) loss attributable to non-controlling interests	(34)	(44)	(799)	40	(837)
Net (loss) income attributable to common stockholders	$(4,247)	$(4,317)	$3,272	$6,148	$856

Basic and diluted per share amounts attributable to common stockholders
Basic (loss) income per share	$(0.27)	$(0.27)	$0.21	$0.38	$0.05
Diluted income (loss) per share	$(0.27)	$(0.27)	$0.20	$0.38	$0.05

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020

NOTE 16—SUBSEQUENT EVENTS
Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of December 31, 2020 that warrant additional disclosure have been included in the notes to the consolidated financial statements.
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

Index
BRT APARTMENTS CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount At Which Carried at December 31, 2020							Depreciation Life
Description	Encumbrances	Land	Buildings and Improvements	Land	Improvements	Carrying Costs	Land		Buildings and Improvements	Total (a)	Accumulated Depreciation	Date of Construction	Date Acquired
Commercial
Yonkers, NY.	$1,038	—	$4,000	—	$320	—	—		$4,320	$4,320	$2,198	(b)	Aug-2000	39 years
South Daytona, FL.	—	$10,437	—	$49	—	—	$4,379		—	4,379	—	N/A	Feb-2008	N/A
Multi-Family Residential
North Charleston, SC	15,608	2,436	18,970	—	1,378	—	2,436		20,348	22,784	5,980	2010	Oct-2012	30 years
Decatur, GA	14,217	1,698	8,676	—	2,158	—	1,698		10,834	12,532	3,283	1954	Nov-2012	30 years
Columbus, OH	9,227	1,372	12,678	—	615	—	1,372		13,293	14,665	3,523	1999	Nov-2013	30 years
Houston, TX	14,380	2,268	15,811	—	288	—	2,268		16,099	18,367	1,474	1981	Dec-2018	30 years
Pensacola, FL	17,921	2,758	25,192	—	1180	—	2,758		26,372	29,130	5,705	2008	Dec-2014	30 years
San Marcos, TX	16,844	2,303	17,605	—	42	—	2,303		17,647	19,950	1,033	2014	Oct-2019	30 years
LaGrange, GA	14,259	832	21,969	—	579	—	832		22,548	23,380	4,230	2009	Nov-15	30 years
Fredericksburg, VA	27,503	7,540	33,196	—	703	—	7,540		33,895	41,435	3,411	2005	Jul-18	30 years
Other assets	—	—	—	—	—	—	—	86.00	87	87
Total	$130,997	$31,644	$158,097	$49	$7,263	$—	$25,586		$165,443	$191,029	$30,837
`

Index
BRT REALTY TRUST AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(Dollars in thousands)

Notes to the schedule:

(a)	Total real estate properties	$191,029
	Less: Accumulated depreciation	(30,837)
	Net real estate properties	$160,192
(b)	Information not readily obtainable.

A reconciliation of real estate properties is as follows:

	2020	2019
Balance at beginning of year	$169,689	$176,942
Additions:
Acquisitions	—	19,907
Capital improvements	887	1,580
	887	21,487
Deductions:
Sales	—	22,824
Depreciation	6,742	5,916
Impairment Charge	3,642	—
	10,384	28,740
Balance at end of year	$160,192	$169,689