Form 10-K/A
period 2020-12-31
BRT Apartments Corp.
filed 2021-03-31
CIK 14846

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Table of Content
Explanatory Note

This amendment is filed to amend the Annual Report on Form 10-K filed on March 15, 2021 (the "Original Filing") to:

•Correct the first bullet in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- The Impact of the COVID-19 Pandemic; 2020 and Recent Developments” so that it reads as follows: “acquired, in early February, through an unconsolidated joint venture , an 80% interest in Abbots Run-Wilmington, North Carolina, a 264 unit multi-family property, for a purchase of $38.0 million, including assumed mortgage debt of $23.2 million and $17.1 million of equity, of which we contributed 13.7 million”;

•Include the percentage of (33.9)% in the “% change” column of the row entitled “Other equity in earnings from unconsolidated joint ventures” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- Years Ended December 31, 2020 and 2019- Other revenue and expense items- Equity in (loss) earnings of unconsolidated joint ventures”; and

•To add updated consents from (i) BDO, USA LLP and Ernst & Young LLP to include a reference to the following registration statement: "Registration Statement Form S-3 No.333-233555"; and (ii) to correct in Ernst & Young LLP's consent, references to the incentive plans to which certain registration statements applied.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

Except as expressly set forth in this Amendment No. 1, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial statements contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Table of Content
PART II
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
During 2020, we:
•acquired, in early February, through an unconsolidated joint venture, an 80% interest in Abbotts Run - Wilmington, North Carolina, a 264 unit multi-family property, for a purchase price of $38.0 million, including assumed mortgage debt of $23.2 million and $17.1 million of equity, of which we contributed $13.7 million;
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

Table of Content
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

Table of Content

	Year Ended December 31,
	2020	2019	Increase (Decrease)	% change
Rental revenues from unconsolidated joint ventures	$127,058	$118,177	$8,881	7.5%

Real estate operating expense from unconsolidated joint ventures	60,326	56,684	3,642	6.4%
Interest expense from unconsolidated joint ventures	34,918	35,023	(105)	(0.3)%
Depreciation from unconsolidated joint ventures	41,657	39,218	2,439	6.2%
Total expenses from unconsolidated joint ventures	136,901	130,925	5,976	4.6%

Total revenues less total expenses from unconsolidated joint ventures	(9,843)	(12,748)	2,905	(22.8)%

Other equity in earnings from unconsolidated joint ventures	117	177	(60)	(33.9)%
Gain on sale of real estate from unconsolidated joint ventures	—	16,899	(16,899)	(100.0)%
Gain on insurance proceeds from unconsolidated joint ventures	765	787	(22)	(2.8)%
Loss on extinguishment of debt from unconsolidated joint ventures	—	(2,018)	2,018	N/A
Net (loss) income	$(8,961)	$3,097	$(12,058)

Equity in (loss) earnings of unconsolidated joint ventures	$(6,024)	$1,106

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

Table of Content
PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)
1.    All Financial Statements.
The response was included following Part IV of the Original Filing.
2.    Financial Statement Schedules.
The response was included following Part IV of the Original Filing.
3.    Exhibits:
In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. Certain agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
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

Table of Content

Exhibit No.		Title of Exhibits

1.1		Form of Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K on November 26, 2019).

2.1		Plan of Conversion dated December 8, 2016 (incorporated by reference to Annex B of Amendment No. 1 to our Registration Statement on Form S-4 filed January 12, 2017 (the "S-4 Registration") (Reg. No. 333-215221).

3.1		Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 20, 2017).

3.2		By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed March 20, 2017).

4.1		Junior Subordinated Supplemental Indenture, dated as of March 15, 2011, between us and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to our Form 8-K filed March 18, 2011).

4.2	**	Description of Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act.

10.1	*	Shared Services Agreement, dated as of January 1, 2002, by and among Gould Investors L.P., us, One Liberty Properties, Inc., Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 10.2 to our Form 10-K filed December 11, 2008).

10.2	*	Form of Indemnification Agreement between the Registrant on the one hand, and its executive officers and directors, on the other hand (incorporated by reference to Exhibit 10.5 to our Annual Report of Form 10-K filed December 14, 2017).

10.3	*	Form of Restricted Shares Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the period ended December 31, 2013).

10.4	*	2012 Incentive Plan (incorporated by reference to exhibit 99.1 to our Registration Statement on Form S-8 filed on June 11, 2012 (File No. 333-182044)).

10.5	*	Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.6		Membership Interest Purchase Agreement dated as of February 23, 2016 entered into between TRB Newark Assemblage, LLC ("TRB") and TRB Newark TRS, LLC ("TRB REIT" and together with TRB, collectively, the "Seller") and RBH Partners III, LLC, and joined by RBH-TRB Newark Holdings, LLC and GS-RBH Newark Holdings, LLC (incorporated by reference to exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016).

10.7	*	Form of Performance Awards Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 10, 2016).

10.8	*	Form of Restricted Shares Agreement for the Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-4/A filed with the SEC on January 12, 2017 (File No 333-215221)).

10.9	*	2018 Incentive Plan (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2018).

Table of Content

Exhibit No.		Title of Exhibits
10.10	*	Form of Restricted Shares Agreement for the 2018 Incentive Plan (incorporated by reference Exhibit 10.10 to our Annual Report on Form 10-K filed December 10, 2018).
10.11		Loan Agreement (the "Loan Agreement") among us and VNB New York, LLC, dated April 18, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed May 9, 2019).
10.12		Amendment to the Loan Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed May 9, 2019).

10.13		Second Amendment dated January 31, 2020 to the Loan Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 14, 2020).
10.14	**	Modification Agreement dated as of December 21, 2020 to the Loan Agreement.
10.15	**	2020 Incentive Plan
21.1	**	Subsidiaries of the Registrant.

23.1	***	Consent of Ernst & Young, LLP.

23.2	***	Consent of BDO USA, LLP.

31.1	**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act").

31.2	**	Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.3	**	Certification of Chief Financial Officer pursuant to Section 302 of the Act.

31.4	***	Certification of Chief Executive Officer pursuant to Section 302 of the Act.

31.5	***	Certification of Senior Vice President—Finance pursuant to Section 302 of the Act.

31.6	***	Certification of Chief Financial Officer pursuant to Section 302 of the Act.

32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Act.

32.2	**	Certification of Senior Vice President—Finance pursuant to Section 906 of the Act.

32.3	**	Certification of Chief Financial Officer pursuant to Section 906 of the Act.

101.INS		The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

_______________________________________________________________________________
*    Indicates management contract or compensatory plan or arrangement.
**    Previously filed with the Original Filing.
***    Filed herewith.

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

BRT APARTMENTS CORP.
Date:	March 31, 2021	By:	/s/ JEFFREY A. GOULD
Jeffrey A. Gould Chief Executive Officer and President