Form 10-Q
period 2021-03-31
BRT Apartments Corp.
filed 2021-05-07
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

17,582,975 Shares of Common Stock,
par value $0.01 per share, outstanding on May 6, 2021

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

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $30,777 and $30,837	$142,078	$160,192
Investments in unconsolidated joint ventures	164,248	169,474
Cash and cash equivalents	19,406	19,885
Restricted cash	8,511	8,800
Other assets	6,910	7,390
Real estate property held for sale	16,800	—
Total Assets	$357,953	$365,741
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $498 and $563	$129,698	$130,434
Junior subordinated notes, net of deferred costs of $312 and $317	37,088	37,083
Accounts payable and accrued liabilities	20,678	20,536
Total Liabilities	187,464	188,053

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 300,000 shares authorized; 16,820 and 16,432 shares outstanding	168	164
Additional paid-in capital	246,139	245,605
Accumulated other comprehensive loss	(15)	(19)
Accumulated deficit	(75,754)	(67,978)
Total BRT Apartments Corp. stockholders’ equity	170,538	177,772
Non-controlling interests	(49)	(84)
Total Equity	170,489	177,688
Total Liabilities and Equity	$357,953	$365,741

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental and other revenue from real estate properties	$7,095	$6,745
Other income	4	179
Total revenues	7,099	6,924
Expenses:
Real estate operating expenses - including $7 and $8 to related parties	3,117	3,058
Interest expense	1,660	1,860
General and administrative - including $172 and $226 to related parties	3,114	3,367
Depreciation	1,537	1,561
Total expenses	9,428	9,846
Total revenues less total expenses	(2,329)	(2,922)
Equity in loss of unconsolidated joint ventures	(1,345)	(1,815)
Loss from continuing operations	(3,674)	(4,737)
Income tax provision	57	62
Net loss from continuing operations, net of taxes	(3,731)	(4,799)
Net income attributable to non-controlling interests	(34)	(32)
Net loss attributable to common stockholders	$(3,765)	$(4,831)

Weighted average number of shares of common stock outstanding:
Basic	17,319,222	16,932,252
Diluted	17,319,222	16,932,252

Per share amounts attributable to common stockholders:
Basic	$(0.22)	$(0.29)
Diluted	$(0.22)	$(0.29)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,

	2021	2020
Net (loss)	$(3,731)	$(4,799)
Other comprehensive loss:
Unrealized income (loss) on derivative instruments	5	(23)
Other comprehensive income (loss)	5	(23)
Comprehensive loss	(3,726)	(4,822)
Comprehensive (income)loss attributable to non-controlling interests	(35)	(29)
Comprehensive loss attributable to common stockholders	$(3,761)	$(4,851)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2020	$164	$245,605	$(19)	$(67,978)	$(84)	$177,688
Distributions - common stock - $0.22 per share	—	—	—	(4,011)	—	(4,011)
Restricted stock and restricted stock units vesting	4	(4)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	538	—	—	—	538
Net (loss) income	—	—	—	(3,765)	34	(3,731)
Other comprehensive income	—	—	4	—	1	5
Comprehensive loss						(3,726)
Balances, March 31, 2021	$168	$246,139	$(15)	$(75,754)	$(49)	$170,489

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2019	$156	$232,331	$(10)	$(32,824)	$(93)	$199,560
Distributions - common stock - $0.22 per share	—	—	—	(3,822)	—	(3,822)
Restricted stock vesting	1	(1)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	438	—	—	—	438
Distributions to non-controlling interests	—	—	—	—	(89)	(89)
Shares issued through equity offering program, net	7	12,070	—	—	—	12,077
Shares repurchased	—	(616)				(616)
Net (loss) income	—	—	—	(4,831)	32	(4,799)
Other comprehensive loss	—	—	(20)	—	(3)	(23)
Comprehensive loss						(4,822)
Balances, March 31, 2020	$164	$244,222	$(30)	$(41,477)	$(153)	$202,726

See accompanying notes to consolidated financial statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,731)	$(4,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,537	1,561
Amortization of deferred financing costs	80	70
Amortization of restricted stock and restricted stock units	538	438
Equity in loss of unconsolidated joint ventures	1,345	1,815
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in other assets	470	(331)
Increase in accounts payable and accrued liabilities	(87)	1,803
Net cash provided by operating activities	152	557

Cash flows from investing activities:
Collections from real estate loan	—	150
Improvements to real estate properties	(223)	(323)
Distributions from unconsolidated joint ventures	3,881	3,010
Contributions to unconsolidated joint ventures	—	(13,700)
Net cash provided by (used in) investing activities	3,658	(10,863)

Cash flows from financing activities:
Mortgage principal payments	(801)	(756)
Dividends paid	(3,777)	(3,778)
Distributions to non-controlling interests	—	(89)
Proceeds from the sale of common stock	—	12,077
Repurchase of shares of common stock	—	(616)
Net cash (used in) provided by financing activities	(4,578)	6,838

Net decrease in cash, cash equivalents and restricted cash	(768)	(3,468)
Cash, cash equivalents and restricted cash at beginning of period	28,685	32,418
Cash, cash equivalents and restricted cash at end of period	$27,917	$28,950

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,587	$1,810
Cash paid for income taxes	$6	$10
Reclassification of property to held for sale	$16,800	$—

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

	March 31,
	2021	2020
Cash and cash equivalents	19,406	18,707
Restricted cash	8,511	10,243
Total cash, cash equivalents and restricted cash, shown in consolidated statement of cash flows	$27,917	$28,950

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns and operates multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi-family properties are acquired with joint venture partners in transactions in which the Company contributes a significant portion of the equity. At March 31, 2021, the Company: (a) wholly owns eight multi-family properties located in six states with an aggregate of 1,880 units, and a carrying value of $152,317,000 (including $16,800,000 classified as held for sale); and (b) has interests, through unconsolidated entities, in 31 multi-family properties located in nine states with an aggregate of 9,162 units and the carrying value of this net equity investment is $164,248,000. BRT's equity interests in these unconsolidated entities range from 32% to 90%. Most of the Company's properties are located in the Southeast United States and Texas.

The Company also owns and operates various other real estate assets. At March 31, 2021, the carrying value of the other real estate assets was $6,617,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2021 and 2020, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2020, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as amended, filed with the Securities and Exchange Commission ("SEC").
The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries.
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. For each venture, the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture. All investments in unconsolidated joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures are variable interest entities ("VIEs"). Additionally, the Company does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. The distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro-rata to the percentage equity interest each partner has in the applicable venture.
The joint venture that owns a property in Yonkers, New York, was determined not to be a VIE but is consolidated because the Company has controlling rights in such entity.
The preparation of the financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Substantially all of the Company's assets are comprised of multi- family real estate assets generally leased to tenants on a one-year basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

Note 3 - Equity

Equity Distribution Agreements

In November 2019, the Company entered into equity distribution agreements, as amended March 31, 2021, with three sales agents to sell up to an aggregate of $30,000,000 of its common stock from time-to-time in an at-the-market offering. During the three months ended March 31, 2020, the Company sold 694,298 shares for an aggregate sales price of $12,293,000, before commissions and fees of $185,000 and offering related expenses of $31,000. From the commencement of this program through March 31, 2021, the Company has sold 806,261 shares for an aggregate sales price of $14,316,000 before commissions and fees of $314,000 and offering related expenses of $56,000. There were no shares sold subsequent to March 31, 2020.
Common Stock Dividend Distribution

The Company declared a quarterly cash distribution of $0.22 per share, payable on April 7, 2021 to stockholders of record on March 24, 2021.

Stock Based Compensation

The Company's 2020 Incentive Plan permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards.

Restricted Stock Units
In June 2016, the Company issued restricted stock units (the "Units") to acquire up to 450,000 shares of common stock pursuant to the 2016 Amended and Restated Incentive Plan (the "2016 Incentive Plan"). The Units entitled the recipients, subject to continued service through the March 31, 2021 vesting date, to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends (the "RSU Dividend Equivalents") paid from the grant date through the vesting date with respect to the shares of common stock underlying the Units if, when, and to the extent, the related Units vest . For financial statement purposes, because the Units were not participating securities, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. The shares underlying the Units are contingently issuable shares.
Expense is recognized over the five-year vesting period on the Units which the Company expects to vest. For each of the three months ended March 31, 2021 and 2020, respectively, the Company recorded $37,000 and $35,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the Units.
Subsequent to March 31, 2021, it was determined that the market conditions with respect to 250,000 shares underlying Units had been satisfied; such shares, with an aggregate market value of $4.2 million as of the vesting date, were issued and an aggregate of $ 775,000 of RSU Dividend Equivalents was paid. It was also determined that the performance conditions with respect to 200,000 shares underlying Units had not been satisfied; the 200,000 Units were forfeited.
Restricted Stock
In January 2021, the Company granted 156,774 shares of restricted stock pursuant to the 2020 Incentive Plan. As of March 31, 2021, an aggregate of 763,369 shares of unvested restricted stock are outstanding pursuant to the 2020 Incentive Plan, the 2018 Incentive Plan (the "2018 Plan") and the 2016 Incentive Plan (the "2016 Plan"; and together with the 2018 Plan, the "Prior Plans"). No additional awards may be granted under the Prior Plans. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but are included in the earnings per share computation.
For the three months ended March 31, 2021 and 2020, the Company recorded $501,000 and $403,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At March 31, 2021 and December 31, 2020, $6,304,000 and $4,411,000 has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.9 years.

Stock Buyback
On September 12, 2019, the Board of Directors approved a repurchase plan authorizing the Company, effective as of October 1, 2019, to repurchase up to $5,000,000 of shares of common stock through September 30, 2021. During the three months ended March 31, 2021, the Company did not repurchase any shares. During the three months ended March 31, 2020, the Company repurchased 39,093 shares of common stock at an average market price of $15.76 for an aggregate cost of $616,000.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock deemed to be outstanding during such period. In calculating diluted earnings per share for the three months ended March 31, 2021 and 2020, the Company did not include any shares underlying the Units as their effect would have been anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator for basic and diluted earnings (loss) per share attributable to common stockholders:
Net loss attributable to common stockholders	$(3,765)	$(4,831)

Denominator:
Denominator for basic and diluted earnings per share—weighted average number of shares	17,319,222	16,932,252

Basic loss per share	$(0.22)	$(0.29)
Diluted loss per share	$(0.22)	$(0.29)

Note 4 - Leases

Lessor Accounting

The Company owns one commercial rental property which is leased to two tenants under operating leases with current expirations ranging from 2024 to 2028, with tenant options to extend or terminate the leases. Revenues from such leases are reported as rental income, net, and are comprised of (i) lease components, which includes fixed lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and accounts for the combined component in accordance with ASC 842.

Due to the impact of the COVID-19 pandemic, in 2020, concession agreements were entered into with the Company’s two commercial tenants. In accordance with the FASB Staff Q&A, Topics 842 and 840 - Accounting for Lease Concessions Related to the Effects of COVID-19 Pandemic, a lessor may make an accounting policy election to (i) not evaluate whether such COVID-19 pandemic related rent-relief is a lease modification under ASC 842 and (ii) treat each tenant rent deferral or forgiveness as if it were contemplated as part of the existing lease contract. The Company elected to apply this accounting policy to the two lease agreements, based on the type of concession provided to the tenant, where the revised cash flows are substantially the same or less than the original lease agreement. As a result, during the three months ended June 30, 2020, the Company issued total abatements of $75,000 for the two tenants.

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires September 30, 2024 and provides for one 21-year renewal option. As of March 31, 2021, the remaining lease term, including the renewal option, is 24.5 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. As of March 31, 2021, the remaining lease term, including renewal options deemed exercised, is 15.8 years.

As of March 31, 2021, the Company's Right of Use ("ROU") assets and lease liabilities were $2,719,000 and $2,767,000, respectively. As of December 31, 2020, the Company's ROU assets and lease liabilities were $2,652,000 and $2,674,000, respectively.

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

Note 5 ‑ Real Estate Properties

Real estate properties, excluding a property held for sale, consist of the following (dollars in thousands):

	March 31, 2021	December 31, 2020
Land	$23,317	$25,585
Building	141,143	154,854
Building improvements	8,395	10,590
Real estate properties	172,855	191,029
Accumulated depreciation	(30,777)	(30,837)
Total real estate properties, net	$142,078	$160,192

A summary of real estate property owned, excluding a property held for sale, is as follows (dollars in thousands):

	December 31, 2020 Balance	Capitalized Costs and Improvements	Depreciation	Reclassified to Held for Sale	March 31, 2021 Balance
Multi-family	$153,604	$223	$(1,509)	$(16,800)	$135,518
Land - Daytona, FL	4,379	—	—	—	4,379
Retail shopping center and other	2,209	—	(28)	—	2,181
Total real estate properties	$160,192	$223	$(1,537)	$(16,800)	$142,078

Note 6 - Impairment Charges

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

In cases where the Company does not expect to recover its carrying value on properties held for use, the Company reduces its carrying value to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the three months ended March 31, 2021 and 2020, no impairment charges were recorded.
Note 7 – Real Estate Property Held For Sale
In March 2021, the Company entered into a contract to sell Kendall Manor, a property located in Houston, TX, for $24,500,000 with a net book value of $16,800,000. The buyer's right to terminate the contract expired on March 17, 2021. At March 31, 2021, the Company reclassified the net book value of the property's land, building and building improvements as Property held-for-sale in the accompanying balance sheet. It is anticipated that the sale of this property will be completed in May 2021.
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

Note 9 – Investment in Unconsolidated Ventures

At March 31, 2021 and December 31, 2020, the Company held interests in unconsolidated joint ventures (the "Unconsolidated Properties"), that own 31 multi-family properties. The condensed balance sheets below present information regarding such properties (dollars in thousands):

	March 31, 2021	December 31, 2020
ASSETS
Real estate properties, net of accumulated depreciation of $155,455 and $145,600	$1,064,820	$1,075,178
Cash and cash equivalents	14,900	16,939
Other assets	27,667	29,392
Total Assets	$1,107,387	$1,121,509

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $5,311 and $5,537	$828,591	$829,646
Accounts payable and accrued liabilities	15,099	20,237
Total Liabilities	843,690	849,883
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	263,697	271,626
Total Liabilities and Equity	$1,107,387	$1,121,509

BRT's interest in joint venture equity	$164,248	$169,474

As of the indicated dates, real estate properties of our unconsolidated joint ventures consist of the following (dollars in thousands):

	March 31, 2021	December 31, 2020
Land	$148,341	$148,341
Building	1,027,979	1,029,739
Building improvements	43,955	42,698
Real estate properties	1,220,275	1,220,778
Accumulated depreciation	(155,455)	(145,600)
Total real estate properties, net	$1,064,820	$1,075,178

At March 31, 2021 and December 31, 2020, the weighted average interest rate on the mortgages payable is 3.96% and 3.96%, respectively, and the weighted average remaining term to maturity is 7.42 years and 7.67 years, respectively.
The condensed income statement below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental and other revenue	$32,672	$30,843
Total revenues	32,672	30,843

Expenses:
Real estate operating expenses	15,703	14,532
Interest expense	8,522	8,757
Depreciation	10,385	10,357
Total expenses	34,610	33,646
Total revenues less total expenses	(1,938)	(2,803)
Other equity earnings	9	8
Impairment charges	(2,323)	—
Insurance recoveries	2,323	—
Net loss from joint ventures	$(1,929)	$(2,795)

BRT's equity in loss from joint ventures	$(1,345)	$(1,815)

During the three months ended March 31, 2021, we recognized $2,300,000 of impairment charges at three of our equity investments located in Texas due to storm damage and also recognized $2,300,000 of insurance recoveries related to the impairment charges resulting from the Texas ice storm damage. There were no comparable charges in the corresponding period of the prior year.
On April 20, 2021, the Company sold its joint venture interest in Anatole Apartments, a property located in Daytona Beach, FL. The Company will recognize a gain of approximately $2,200,000 on the sale in the quarter ending June 30, 2021.
On May 4, 2021, the Company purchased an additional 14.69% interest in Civic Center I and Civic Center II - Southaven, MS, from its existing joint venture partner for $6,031,000. After giving effect to this purchase, the Company owns 74.69% of the equity interest in these properties.

On May 7, 2021, the Company entered into an agreement to acquire the 41.9% interest owned by its joint venture partners in the entity that owns Bells Bluff, a 402-unit multi-family property located in West Nashville, TN. The purchase price for the interest, after giving effect to the joint venture partners' carried interest, is approximately $28,000,000, subject to working capital and certain other adjustments. After giving effect to this purchase, Bells Bluff will be wholly-owned by the Company.

The completion of this purchase is subject to customary closing conditions, including the refinancing of the $47,200,000 floating rate (i.e., 2.975% at March 31, 2021) mortgage debt on the property.

Note 10 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	March 31, 2021	December 31, 2020
Mortgages payable	$130,196	$130,997
Junior subordinated notes	37,400	37,400
Deferred financing costs	(810)	(880)
Total debt obligations, net of deferred costs	$166,786	$167,517

Mortgages Payable

The weighted average interest rate on the Company's mortgages payable at March 31, 2021 was 4.15% and the weighted average remaining term to maturity is 4.13 years. For the three months ended March 31, 2021 and 2020 interest expense, which includes amortization of deferred financing costs, was $1,429,000 and $1,475,000, respectively.

Credit Facility

The Company's credit facility with an affiliate of Valley National Bank, as amended and modified from time-to-time, allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $15,000,000 to facilitate the acquisition of multi-family properties and for working capital (including dividend payments) and operating expenses. The facility is secured by the cash available in certain cash accounts maintained by the Company at Valley National Bank, matures April 2023 and bears an adjustable interest rate of 50 basis points over the prime rate, with a floor of 4.25%. The interest rate in effect as of March 31, 2021 is 4.25%. For the three months ended March 31, 2021 and 2020, interest expense, which includes amortization of deferred financing costs and unused fees, was $17,000 and $15,000. Deferred financing costs of $2,000 and $12,000, are recorded in other assets on the Consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility. At March 31, 2021, the Company is in compliance in all material respects with its obligation under the facility. At March 31, 2021 and April 30, 2021, there was no outstanding balance on the facility.

Junior Subordinated Notes

At March 31, 2021 and December 31, 2020, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $312,000 and $317,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three months LIBOR + 2.00%. The rate in effect at March 31, 2021 and 2020 was or 2.21% and 3.77%, respectively. The notes mature April 30, 2036.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended March 31, 2021 and 2020, which includes amortization of deferred financing costs, was $214,000 and $370,000, respectively.

Note 11 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee); provide investment advice; and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred and paid for these services in each of the three months ended March 31, 2021 and 2020 were $350,000.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $7,000 and $8,000 for the three months ended March 31, 2021 and 2020, respectively.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P., the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, the (i) services of the part time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended March 31, 2021 and 2020, respectively, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $172,000 and $226,000, respectively. Fredric H. Gould is executive officer and sole stockholder of Georgetown Partners, Inc., the managing general partner of Gould Investors L.P.("Gould Investors"). Mr Gould is also the vice chairman of the board of directors of One Liberty Properties and certain of the Company's officers and directors are also officers or directors of One Liberty Properties and Georgetown Partners.

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

Junior subordinated notes: At March 31, 2021 and December 31, 2020, the estimated fair value of the notes is lower than their carrying value by approximately $8,596,000 and $8,670,000, respectively, based on a market interest rate of 4.19% and 4.22%, respectively.

Mortgages payable: At March 31, 2021, the estimated fair value of the Company’s mortgages payable is greater than their carrying value by approximately $265,000, assuming market interest rates between 3.43% and 4.09%. At December 31, 2020, the estimated fair value of the Company's mortgages payable was greater than their carrying value by approximately $3,831,000, assuming market interest rates between 2.87% and 3.28%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

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

Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of March 31, 2021 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Financial Liabilities:
Interest rate swap	$18	$—	$18	$—

Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of December 31, 2020 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Financial Liabilities:
Interest rate swap	$23	$—	$23	$—

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. At March 31, 2021 and December 31, 2020, this derivative is included in other liabilities on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2021 and December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

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

As of March 31, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Current Notional Amount	Fixed Rate	Maturity
Interest rate swap	$1,001	5.25%	April 1, 2022

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:
March 31, 2021		December 31, 2020
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Accounts payable and accrued liabilities	$18	Accounts payable and accrued liabilities	$23

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive income (loss) for the dates indicated (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Amount of (loss) gain recognized on derivative in Other Comprehensive Income	$—	$(24)
Amount of (loss) gain reclassified from Accumulated Other Comprehensive Income into Interest expense	$(5)	$(1)
Total amount of Interest expense presented in the Consolidated Statements of Operations	$1,660	$1,860

The Company estimates an additional $18,000 will be reclassified from other comprehensive loss as an increase to interest expense over the next twelve months.

Credit-risk-related Contingent Features

The agreement between the Company and its derivative counterparties provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.

As of March 31, 2021 and December 31, 2020, the fair value of derivatives in a net liability position including interest but excluding any adjustment for nonperformance risk related to these agreements was $20,000 and $25,000, respectively. As of March 31, 2021 and December 31, 2020, the Company has not posted any collateral related to this agreement and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle it obligations under the agreement termination value of $20,000 and $25,000, at March 31, 2021 and December 31, 2020 respectively.

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

Note 15 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of March 31, 2021, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the "Quarterly Report"), together with other statements and information publicly disseminated by us, contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. Forward looking statements are generally identifiable by use of words such as "may," "will," "will likely result," "shall," "should," "could," "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions or variations thereof.

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
•our ability and the ability of our joint venture partners to maintain compliance with the covenants contained in our and our joint venture partners' debt facilities and debt instruments;
•impairment in the value of real estate we own;
•failure of property managers to properly manage properties;
•disagreements with, or misconduct by, joint venture partners;
•decreased rental rates or increasing vacancy rates;

•our ability to lease units in newly acquired or newly constructed multi-family properties;
•potential defaults on or non-renewal of leases by tenants;
•creditworthiness of tenants;
•our ability to evaluate, finance, complete and integrate acquisitions, including the acquisition of the Remaing Interest (as defined), successfully;
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
•failure to comply with the provisions and covenants and coverage ratios in our debt instruments;
•risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•increases in real estate taxes at properties we acquire due to such acquisitions or other factors;
•the other factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020,as amended (the "Annual Report"), including those factors set forth, under the sections of such reports, as applicable, entitled "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".
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

Overview

We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, and operation of multi-family properties. These properties derive revenue from tenant rental payments. Generally, these properties are owned by unconsolidated joint ventures in which we contributed 32% to 90% of the equity. At March 31, 2021, we: (i) wholly own eight multi-family properties located in six states with an aggregate of 1,880 units and a carrying value of $152.3 million; and (ii) have ownership interests, through unconsolidated entities, in 31 multi-family properties located in nine states with 9,162 units - the carrying value of our net equity investment therein is $164.2 million. These 39 properties are located in 11 states; most of our properties are located in the southeast United States and Texas. See- "Off Balance Sheet Arrangements" for information regarding the contributions of our unconsolidated subsidiaries and our reliance upon the cash flow and liquidity provided by such subsidiaries.

As used herein, the term "same store properties" refers to operating properties that were owned for the entirety of the periods being presented. For the three months ended March 31, 2021 and 2020, there were eight same store properties.
Challenges and Uncertainties Presented by COVID-19
While the nation-wide economic hardships resulting from the responses to the pandemic did not have a material impact on our results of operations for the three months ended March 31, 2021, the pandemic, among other things, may adversely affect the ability of our residents to pay rent (due to furloughs, layoffs and/or the expiration of, or reduction in, unemployment benefits) and as a result, our ability to pay dividends and/or the debt service on our mortgages.

Recent Developments

In February 2021, three of our unconsolidated joint venture properties located in Texas (i.e., Verandas at Shavano, Verandas at Alamo and The Woodland) sustained damage from several winter storms. As a result, each of these properties recorded impairment charges, of which BRT's proportionate share is $1.7 million, representing the net book value of the assets damaged. We anticipate that the cost to replace the damaged property and the lost rents will be covered by insurance and the properties have recorded insurance recoveries in an amount equal to the impairment charges.

On March 3, 2021, we entered into an agreement to sell Kendall Manor - Houston, TX, a wholly-owned property, to an unrelated third party for approximately $24.5 million and anticipate the transaction will close in May 2021. We estimate that during the quarter ending June 30, 2021, we will recognize a gain on the sale of this property of approximately $7.4 million. During the quarter ended March 31, 2021, our rental revenues, operating expenses, interest expense and depreciation expense associated with this property were $739,000, $456,000, $164,000 and $123,000, respectively.

Effective as of April 1, 2021, we and VNB New York, LLC, an affiliate of Valley National Bank, entered into a modification agreement with respect to our credit facility. The modification (i) increased the amount we are permitted to borrow, subject to compliance with borrowing base requirements and other conditions, from $10 million to $15 million, (ii) extended the term of the facility from April 18, 2021 to April 18, 2023 and (iii) increased the number of wholly-owned properties we are required to own from three to four and modified certain requirements with respect to such properties.

On April 20, 2021, we completed the sale of our 80% interest in Anatole Apartments - Daytona Beach, FL, to our joint venture partner, for $7.5 million. We estimate that during the quarter ending June 30, 2021, we will recognize a gain on sale of our partnership interest of $2.2 million from such sale.

On May 4, 2021, we purchased an additional 14.69% interest in Civic Center I and Civic Center II - Southaven, MS, from our joint venture partner for $6.0 million. After giving effect to such purchase, we own 74.69% of the venture that owns this property.

On May 7, 2021, we entered into an agreement to acquire the 41.9% interest (the “Remaining Interest”) owned by our joint venture partners in the entity that owns Bells Bluff, a 402-unit multi-family property located in West Nashville, TN. If we acquire the Remaining Interest, Bells Bluff will be wholly-owned by us. The purchase price for the Remaining Interest, after giving effect to our partners’ carried interest, is approximately $28 million, subject to working capital and certain other adjustments. We anticipate that this purchase will be completed in the summer of 2021. The completion of this purchase is subject to customary closing conditions, including the refinancing of the $47.2 million floating rate (i.e., 2.975% at March 31, 2021) mortgage debt on the property. See Part II, Item 5. "Other Information"

We can provide no assurance that the Kendall Manor and Bells Bluff transactions will be completed.

Results of Operations – Three months ended March 31, 2021 compared to three months ended March 31, 2020.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands):	2021	2020	Increase (Decrease)	% Change
Rental revenue	$7,095	$6,745	$350	5.2
Other income	4	179	(175)	(97.8)
Total revenues	$7,099	$6,924	$175	2.5

Rental revenue

The increase is primarily due to:

•$176,000 from same store properties due to an increase in average rental rates,
•$ 96,000 from same store properties due to an increase in occupancy, and
•$83,000 from same store properties due to an increase in ancillary income (e.g., late fees, utility reimbursements, etc).

Other income

The decrease is due to the inclusion, in the three months ended March 31, 2020, of the interest that was collected on the Newark loan receivable. This loan was sold on September 30, 2020.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Increase (Decrease)	% Change
Real estate operating expenses	$3,117	$3,058	$59	1.9
Interest expense	1,660	1,860	(200)	(10.8)
General and administrative	3,114	3,367	(253)	(7.5)
Depreciation	1,537	1,561	(24)	(1.5)
Total expenses	$9,428	$9,846	$(418)	(4.2)

Interest expense.

The decrease is due primarily to a $154,000 decrease in such expense on our floating rate junior subordinated notes due to a decline in interest rates.

General and administrative.

The increase is due primarily to a $161,000 increase in professional fees and a $100,000 increase for the non-cash amortization of restricted stock (primarily related to the higher fair value of the shares granted in 2021 in comparison to the shares granted in 2016).

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

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)	% change
Rental revenues from unconsolidated joint ventures	$32,672	$30,843	$1,829	5.9%

Real estate operating expense from unconsolidated joint ventures	15,703	14,532	1,171	8.1%
Interest expense from unconsolidated joint ventures	8,522	8,757	(235)	(2.7)%
Depreciation from unconsolidated joint ventures	10,385	10,357	28	0.3%
Total expenses from unconsolidated joint ventures	34,610	33,646	964	2.9%

Total revenues less total expenses from unconsolidated joint ventures	(1,938)	(2,803)	865	30.9%

Other equity earnings	9	8	1	12.5%
Impairment charges	(2,323)	—	(2,323)	N/A
Insurance recoveries	2,323	—	2,323	N/A
Net loss	(1,929)	(2,795)	866	31.0%
Equity in (loss) of unconsolidated joint ventures	$(1,345)	$(1,815)	$470

Set forth below is an explanation of the most significant changes in the components of the net loss of our unconsolidated joint ventures. Same store properties at unconsolidated joint ventures represent 28 properties that have been owned for the entirety of the periods being compared and exclude any properties that were in lease up during that same period.
Rental revenue from unconsolidated joint ventures
The increase is due primarily to:

•$976,000 from unconsolidated same store properties - $447,000 of the increase is due to the increase in variable ancillary fees payments (e.g., late fees, waiver fees and tech/cable package), $382,000 from increased occupancy and $147,000 from an increase in rental rates,
•$417,000 from the inclusion, for the entire three months ended March 31, 2021, of a property that was only owned for a portion of the corresponding period in the prior year, and
•$386,000 from two properties (i.e., Bells Bluff and Sola Station) that were in lease up in the corresponding period in the prior year.

Real estate operating expenses from unconsolidated joint ventures
The increase is due to:

•$718,000 from same store properties, primarily due to increases of (i) $395,000 primarily due to increased water and sewer charges, (ii) $224,000 in real estate tax expense, and (iii) $213,000 due to increased insurance premiums,
•$287,000 from the inclusion, for the entire three months ended March 31, 2021, of a property that was only owned for a portion of the corresponding period in the prior year, and
•$207,000 from the two properties that were in lease up in the corresponding period of the prior year.

The increase was offset by a $242,000 decrease in repairs and maintenance and replacement expense at same store properties.
Interest expense from unconsolidated joint ventures. The decline in is primarily due to the refinancing of a variable rate construction loan to a fixed rate permanent mortgage on the Sola Station, Columbia, SC property.
Impairment charges. During the three months ended March 31, 2021, we recognized $2.3 million of impairment charges at three of our properties located in Texas due to storm damage. There were no comparable charges in the corresponding period of the prior year.
Insurance recoveries. During the three months ended March 31, 2021, we recognized $2.3 million of insurance recoveries related to the impairment charges resulting from the Texas ice storm damage.

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service, acquire properties, make capital improvements, fund capital contributions, pay dividends and, to the extent we deem appropriate, reduce other than in the ordinary course, our indebtedness over time. Generally, our primary sources of capital and liquidity have been the operations of our multi-family properties (including distributions from the joint ventures that own such properties), mortgage debt financings and re-financings, equity contributions for acquisitions from our joint venture partners, our share of the proceeds from the sale of properties, the sale of shares of our common stock pursuant to our at-the-market equity distribution program, borrowings from our credit facility and our available cash (including restricted cash). On March 31, 2021 and April 30, 2021, our cash and cash equivalents, were approximately $19.4 million and $22.0 million, respectively, and excludes funds held at our unconsolidated joint ventures.
We anticipate that through 2023, our operating expenses, $122.7 million of mortgage amortization and interest expense and $177.0 million of balloon payments (including $108.0 million and $102.4 million, respectively, from unconsolidated joint ventures) due with respect to mortgages maturing from 2021 to 2023, estimated cash dividend payments of at least $42.6 million (assuming (i) the current quarterly dividend rate of $0.22 per share and (ii) 17.6 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), sales of properties and our credit facility. Our operating cash flow and available cash is insufficient to fully fund the $177.0 million of balloon payments, and if we are unable to refinance such debt, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.
Capital improvements at (i) 18 multi-family properties will be funded by approximately $8.5 million of restricted cash available at March 31, 2021 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.
Our ability to acquire additional multi-family properties (including our acquisition of the Remaining Interest in Bells Bluff and the interests of joint venture partners in other properties), is limited by our available cash, and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, equity contributions from joint venture partners and mortgage debt from lenders, (iii) raise capital from the sale of our common stock, and (iv) use the net proceeds available to us from other property sales. Further, if and to the extent we generate ordinary taxable income, we will be required to make distributions to stockholders to maintain our REIT status and as a result, will be limited in our ability to use gains, if any, from property sales, as a source of funds for operating expenses, debt service and property acquisitions.

Junior Subordinated Notes
As of March 31, 2021, $37.4 million (excluding deferred costs of $312,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. At March 31, 2021 and 2020, the interest rate on these notes was 2.21% and 3.77%, respectively.
Credit Facility
Our credit facility with VNB New York, LLC, an affiliate of Valley National Bank(collectively, "VNB") as amended and modified from time to time, allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $15 million. The facility is available for the (i) acquisition of, and investment in, multi-family properties, and (ii) working capital (including dividend payments) and operating expenses. It is secured by the cash available in certain cash accounts maintained by the Company at VNB, matures April 2023 and bears an annual interest rate of 50 basis points over the prime rate, with a floor of 4.25%. At March 31, 2021, the annual interest rate on this facility was 4.25%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility.
The facility includes restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of debt service coverage with respect to the properties (and amounts drawn on the facility) used in calculating the borrowing base, the minimum number of wholly owned properties and the minimum number of properties used in calculating the borrowing base. Net proceeds received from the sale, financing or refinancing of wholly owned properties are generally required to be used to repay amounts outstanding under the facility. We are in compliance in all material respects with the facility.

Off Balance Sheet Arrangements

Although we are not a party to any off-balance sheet arrangements (as such term is defined in Item 303(a)(4) of Regulation S-K), the following information may be of interest to investors. We are joint venture partners in approximately 31 unconsolidated joint ventures which own multi-family properties and that the distributions from these joint venture properties ($3.9 million in the quarter ended March 31, 2021) are a material source of our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At March 31, 2021, these joint venture properties have a net equity carrying value of $164.3 million and are subject to net mortgage debt, which is not reflected on our consolidated balance sheet, of $828.6 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. These joint venture arrangements have been, and we anticipate that they will continue to be, material to our liquidity and capital resource position. See note 9 to our consolidated financial statements.

Cash Distribution Policy
We have elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the “Code.” To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute to our stockholders within the time frames prescribed by the Code at least 90% of our ordinary taxable income. Management currently intends to maintain our REIT status. As a REIT, we generally will not be subject to corporate Federal income tax on taxable income we distribute to stockholders in accordance with the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for Federal taxation as a REIT, we are subject to certain state and local taxes on our income and to Federal income and excise taxes on undistributed taxable income, (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code).
Our net operating loss at December 31, 2020 was estimated to be approximately $32.7 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT. Notwithstanding the foregoing, on April 7, 2021, we paid a cash dividend of $0.22 per share.

We are carefully monitoring our discretionary spending, in light of the pandemic. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $ 0.22 per share of common stock, or in the approximate amount of $3.8 million, for the most recent quarter). Each quarter, our board of directors evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long- term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, adjusted funds from operations and the dividend policies of our peers.

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands except per share amounts):

	Three Months Ended March 31,
	2021	2020
GAAP Net loss attributable to common stockholders	$(3,765)	$(4,831)
Add: depreciation of properties	1,537	1,561
Add: our share of depreciation in unconsolidated joint ventures	6,599	6,572
Add: our share of impairment charge in unconsolidated joint venture	1,662	—
Adjustments for non-controlling interests	(4)	(4)
NAREIT Funds from operations attributable to common stockholders	6,029	3,298

Adjustments for: straight-line rent accruals	(10)	(10)
Add: amortization of restricted stock and restricted stock units	538	438
Add: amortization of deferred borrowing costs	80	80
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	148	160
Less: our share of insurance recovery	(1,662)	—
Adjustments for non-controlling interests	2	2
Adjusted funds from operations attributable to common stockholders	$5,125	$3,968

	Three Months Ended March 31,
	2021	2020
GAAP Net loss attributable to common stockholders	$(0.22)	$(0.29)
Add: depreciation of properties	0.09	0.09
Add: our share of depreciation in unconsolidated joint ventures	0.38	0.39
Add: our share of impairment charge in unconsolidated joint venture	0.10	—
Adjustment for non-controlling interests	—	—
NAREIT Funds from operations per diluted common share	0.35	0.19

Adjustments for: straight line rent accruals	—	—
Add: amortization of restricted stock and restricted stock units	0.04	0.03
Add: amortization of deferred borrowing costs	—	—
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	0.01	0.01
Less: our share of insurance recovery	(0.10)	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per diluted common share	$0.30	$0.23

Net Operating Income, or NOI, is a non-GAAP measure of performance. NOI is used by our management and many investors to evaluate and compare the performance of our properties to other comparable properties, to determine trends at our properties and to determine the estimated fair value of our properties. The usefulness of NOI may be limited in that it does not take into account, among other things, general and administrative expense, interest expense, loss on extinguishment of debt, casualty losses, insurance recoveries and gains or losses as determined by GAAP. NOI is a property specific performance metric and does not measure our performance as a whole.
We compute NOI, by adjusting net income (loss) to (a) add back (1) depreciation expense, (2) general and administrative expenses, (3) interest expense, (4) loss on extinguishment of debt, (5) equity in loss of unconsolidated joint ventures, (6) provision for taxes, (7) the impact of non-controlling interests, and (b) deduct (1) other income, (2) gain on sale of real estate, and (3) gain on insurance recoveries related to casualty loss. Other REIT’s may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REIT’s. We believe NOI provides an operating perspective not immediately apparent from GAAP operating income or net income (loss). NOI is one of the measures we use to evaluate our performance because it (i) measures the core operations of property performance by excluding corporate level expenses and other items unrelated to property operating performance and (ii) captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
GAAP Net loss attributable to common stockholders	$(3,765)	$(4,831)
Less: Other Income	(4)	(179)
Add: Interest expense	1,660	1,860
General and administrative	3,114	3,367
Impairment charge	—	—
Depreciation	1,537	1,561
Provision for taxes	57	62
Less: Gain on sale of real estate	—	—
Add: Loss on extinguishment of debt	—	—
Equity in loss of unconsolidated joint venture properties	1,345	1,815
Add: Net income attributable to non-controlling interests	34	32
Net Operating Income	$3,978	$3,687

Less: Non-same store Net Operating Income	$(249)	$(245)
Same store Net Operating Income	$3,729	$3,442

For the three months ended March 31, 2021, NOI increased $291,000, from the corresponding period in 2020, primarily due to a $350,000 increase in rental rates offset by a $59,000 increase in operating expenses. Same store NOI in the three months ended March 31, 2021, increased by $287,000 from the corresponding period in 2020,for the same reasons.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than one mortgage, which is subject to an interest rate swap agreement that effectively fixes the interest rate. As of March 31, 2021, the fair value of this derivative instrument is dependent upon existing market interest rates and swap spreads, which change over time. At March 31, 2021, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of this derivative instruments and the net unrealized gain thereon would have increased by approximately $9,000 and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of these derivatives and the net unrealized gain thereon would have decreased by approximately $9,000. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At March 31, 2021, the interest rate on these notes was 2.21%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $71,000 annually.

Item 4. Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021.

As disclosed in Part II, Item 9A. Controls and Procedures in our Annual Report, a material weakness was identified in the internal controls over financial reporting related to the consolidation of properties that should have been accounted for using the equity method of accounting rather than consolidated.

Despite the remediation plan described below, because we have not acquired any properties since the restatement (the "Restatement") of our financial statements in the Spring of 2020, there has not been an appropriate opportunity to test the enhanced controls to conclude they are operating effectively, the Chief Executive Officer, Senior Vice President-Finance, and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of such date.

Subsequent to March 31, 2020, management implemented a remediation plan to address the control deficiency that led to the material weakness. We made significant changes to the process of evaluating the accounting for investments in property ventures. Specifically, we implemented procedures to assess each investment in accordance with the applicable accounting guidance and prepare an analysis spreadsheet that highlights the key criteria and decision points leading to the consolidation or equity method determination. Specific multi-level reviews of this enhanced documentation have been implemented to ensure that the correct contract terms are included in the analyses and the criteria and decision points are properly assessed. As these controls operate over a subjective area, include management judgment, and require certain technical and operational expertise, we have determined them to be management review controls. Additionally, due to the technical knowledge needed to perform the analysis and review, we have also implemented additional required training on the subject matter (i.e., consolidation accounting). We have implemented the enhanced procedures and documentation standards and our plan is to test the remediation of this material weakness by the end of 2021, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

Despite the foregoing, our management has concluded that, the financial statements fairly present in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity GAAP.

Part II - Other Information

Item 1A. Risk Factors

The following supplements the risk factors disclosed in Part I, Item 1A of our Annual Report

Our failure to comply with our obligations under our debt instruments may reduce our stockholders’ equity, and adversely affect our net income and ability to pay dividends.

Our debt instruments includes covenants that require us to maintain certain financial ratios, including various coverage ratios, and comply with other requirements. Failure to meet interest and other payment obligations under our debt instruments or a breach by us of the covenants to comply with certain financial ratios would place us in non-compliance under such instruments. If the lender called a default and required us to repay the full amount outstanding under such instrument, we might be required to rapidly dispose of our properties, including properties securing such debt instruments, which could have an adverse impact on the amounts we receive on such disposition. Commercial real estate mortgage loans tend to be non-amortizing as to principal, and as a result, acceleration of the debt under any debt instrument many result in a “balloon” payment for the entire principal amount. In 2021, a lender notified us that we were not in compliance with a financial covenant under a debt instrument and subsequently waived such non-compliance for the applicable reporting period. If we are unable to dispose of our properties in a timely fashion to the satisfaction of the lender or if the net operating income from the properties decreases during the measured period to an extent that applicable target coverage ratios cannot be met, such lender could exercise remedies available to it under the applicable debt instrument and as otherwise provided by law, including the possible appointment of a receiver to manage the property, application of deposits or reserves maintained under the debt instrument for payment of the debt, or foreclose and/or cause the forced sale of the property or asset securing such debt. A foreclosure or other forced disposition of our assets could result in the disposition of same at below the carrying value of such asset. The disposition of our properties or assets at below our carrying value may adversely affect our net income, reduce our stockholders’ equity and adversely affect our ability to pay dividends.

Item 5. Other Information

We and the parties to the equity distribution agreements pursuant to which we sell securities in our at-the market offering program, entered into an amendment thereto as of March 31, 2021. Among other things, the amendment reflects our change in auditors and the Restatement.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments'”, we entered into an agreement to purchase the Remaining Interest in Bells Bluff. The purchase price for such interest, after giving effect to our partners’ carried interest, is approximately $28 million, subject to working capital and certain other adjustments. We anticipate that this purchase will be completed in the summer of 2021. The completion of this purchase is subject to customary closing conditions, including the refinancing of the $47.2 million floating rate (i.e., 2.975% at March 31, 2021) mortgage debt on the property. In connection with the refinancing of the mortgage debt on the property, we may become an obligor or carve-out guarantor of the refinanced debt. We can provide no assurance that such transaction will be completed, or if completed, will be beneficial to us.

During: (i) the three months ended March 31,2021, Bells Bluff generated $1.5 million of rental and other revenues and $821,000, $372,000 and $787,000 of operating expenses, interest expense and depreciation, respectively, (ii) 2020, Bells Bluff generated $5.6 million of rental and other revenues and $2.9 million, $1.7 million and $3.1 million, of operating expenses, interest expense and depreciation, respectively; and (iii) 2019, Bells Bluff generated $1.8 million of rental and other revenues and $1.6 million, $2.2 million and $1.3 million of operating expenses, interest expense and depreciation, respectively. For the three months ended March 31, 2021 and the twelve months ended December 31, 2020, the average occupancy rate at this property was 81.5% and 74.7%, respectively, and for the three months ended March 31, 2021 and the twelve months ended December 31, 2020, the average monthly rental rate at Bells Bluff was $1,417, and $1,482, respectively.

Item 6. Exhibits
In reviewing the agreements included as exhibits to this Quarterly Report on Form10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. Certain agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and
•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
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

Accordingly, representations and warranties in such agreements may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Title of Exhibits
10.1	Amendment No. 1 to Equity Distribution Agreements entered into as of March 31, 2021 among us, B. Riley Securities, Inc., JMP Securities LLC, and D.A. Davidson & Co.
10.2	Modification Agreement entered into as of April 1, 2021 between us and VNB New York, LLC.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President—Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President—Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)

_______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

May 7, 2021	/s/Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

May 7, 2021	/s/George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)