Form 10-Q
period 2021-06-30
BRT Apartments Corp.
filed 2021-08-06
CIK 14846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

18,178,216 Shares of Common Stock,
par value $0.01 per share, outstanding on August 4, 2021

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

Part I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements
BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Real estate properties, net of accumulated depreciation and amortization of $32,193 and $30,837	$140,991	$160,192
Investments in unconsolidated joint ventures	159,799	169,474
Cash and cash equivalents	34,666	19,885
Restricted cash	7,932	8,800
Other assets	7,851	7,390
Total Assets	$351,239	$365,741
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $433 and $563	$114,745	$130,434
Junior subordinated notes, net of deferred costs of $307 and $317	37,093	37,083
Accounts payable and accrued liabilities	18,936	20,536
Total Liabilities	170,774	188,053

Commitments and contingencies
Equity:
BRT Apartments Corp. stockholders' equity:
Preferred shares $.01 par value 2,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 300,000 shares authorized; 17,230 and 16,432 shares outstanding	172	164
Additional paid-in capital	254,053	245,605
Accumulated other comprehensive loss	(11)	(19)
Accumulated deficit	(73,734)	(67,978)
Total BRT Apartments Corp. stockholders’ equity	180,480	177,772
Non-controlling interests	(15)	(84)
Total Equity	180,465	177,688
Total Liabilities and Equity	$351,239	$365,741

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental and other revenue from real estate properties	$6,958	$6,657	$14,053	$13,402
Other income	3	159	7	338
Total revenues	6,961	6,816	14,060	13,740
Expenses:
Real estate operating expenses - including $7 and $8 to related parties for the three months ended and $14 and $16 for the six months ended	3,166	3,004	6,283	6,062
Interest expense	1,609	1,809	3,269	3,669
General and administrative - including $179 and $238 to related parties for the three months ended and $351 and $464 for the six months ended	3,154	2,957	6,268	6,324
Impairment charge	520	—	520	—
Depreciation	1,416	1,809	2,953	3,370
Total expenses	9,865	9,579	19,293	19,425
Total revenues less total expenses	(2,904)	(2,763)	(5,233)	(5,685)
Equity in loss of unconsolidated joint ventures	(492)	(1,387)	(1,837)	(3,202)
Gain on sale of real estate	7,279	—	7,279	—
Gain on sale of partnership interest	2,244	—	2,244	—
Income (loss) from continuing operations	6,127	(4,150)	2,453	(8,887)
Income tax provision	67	65	124	127
Net income (loss) from continuing operations, net of taxes	6,060	(4,215)	2,329	(9,014)
Net income attributable to non-controlling interests	(33)	(31)	(67)	(63)
Net income (loss) attributable to common stockholders	$6,027	$(4,246)	$2,262	$(9,077)

Weighted average number of shares of common stock outstanding:
Basic and diluted	17,720,488	17,176,401	17,520,963	17,054,327

Per share amounts attributable to common stockholders:
Basic and diluted	$0.34	$(0.25)	$0.13	$(0.53)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Net income (loss)	$6,060	$(4,215)	$2,329	$(9,014)
Other comprehensive income (loss):
Unrealized income (loss) on derivative instruments	5	1	10	(22)
Other comprehensive income (loss)	5	1	10	(22)
Comprehensive income (loss)	6,065	(4,214)	2,339	(9,036)
Comprehensive (income) attributable to non-controlling interests	(34)	(30)	(69)	(59)
Comprehensive income (loss) attributable to common stockholders	$6,031	$(4,244)	$2,270	$(9,095)

See accompanying notes to consolidated financial statements.

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) income	Accumulated Deficit	Non- Controlling Interest	Total
Balances, December 31, 2020	$164	$245,605	$(19)	$(67,978)	$(84)	$177,688
Distributions - common stock - $0.22 per share	—	—	—	(4,011)	—	(4,011)
Restricted stock and restricted stock units vesting	4	(4)	—	—	—	—
Compensation expense - restricted stock and restricted stock units	—	538	—	—	—	538
Net (loss) income	—	—	—	(3,765)	34	(3,731)
Other comprehensive income	—	—	4	—	1	5
Comprehensive loss						(3,726)
Balances, March 31, 2021	$168	$246,139	$(15)	$(75,754)	$(49)	$170,489

Distributions - common stock - $0.22 per share	—	—	—	(4,007)	—	(4,007)
Compensation expense - restricted stock and restricted stock units	—	569	—	—	—	569
Shares issued through equity offering program, net	4	7,345	—	—	—	7,349
Net income	—	—	—	6,027	33	6,060
Other comprehensive income	—	—	4	—	1	5
Comprehensive income						6,065
Balances, June 30, 2021	$172	$254,053	$(11)	$(73,734)	$(15)	$180,465

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

See accompanying notes to consolidated financial statements

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,329	$(9,014)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation	2,953	3,370
Amortization of deferred financing costs	153	140
Amortization of restricted stock and restricted stock units	1,107	899
Equity in loss of unconsolidated joint ventures	1,837	3,202
Impairment charge	520	—
Gain on sale of real estate	(7,279)	—
Gain on sale of partnership interest	(2,244)	—
Increases and decreases from changes in other assets and liabilities:
Decrease (increase) in other assets	(443)	(457)
Decrease (increase) in accounts payable and accrued liabilities	(2,021)	657
Net cash used in operating activities	(3,088)	(1,203)

Cash flows from investing activities:
Collections from real estate loan	—	150
Additions to real estate properties	—	—
Improvements to real estate properties	(594)	(441)
Proceeds from the sale of real estate	24,133	—
Proceeds from the sale of partnership interest	7,540	—
Distributions from unconsolidated joint ventures	8,053	6,801
Contributions to unconsolidated joint ventures	(6,031)	(13,700)
Net cash provided by (used in) investing activities	33,101	(7,190)

Cash flows from financing activities:
Mortgage payoffs	(14,260)	—
Mortgage principal payments	(1,559)	(1,505)
Proceeds from credit facility	—	5,000
Repayment of credit facility	—	(5,000)
Increase in deferred financing costs	(38)	—
Dividends paid	(7,592)	(7,556)
Distributions to non-controlling interests	—	(89)
Proceeds from the sale of common stock	7,349	12,077
Repurchase of shares of common stock	—	(616)
Net cash (used in) provided by financing activities	(16,100)	2,311

BRT APARTMENTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2021	2020
Net increase (decrease) in cash, cash equivalents and restricted cash:	13,913	(6,082)
Cash, cash equivalents and restricted cash at beginning of period	28,685	32,418
Cash, cash equivalents and restricted cash at end of period	$42,598	$26,336

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,118	$3,552
Cash paid for income taxes	$194	$30

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

	June 30,
	2021	2020
Cash and cash equivalents	$34,666	$16,874
Restricted cash	7,932	9,462
Total cash, cash equivalents and restricted cash, shown in consolidated statement of cash flows	$42,598	$26,336

BRT APARTMENTS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2021

Note 1 – Organization and Background

BRT Apartments Corp. (the "Company" or "BRT"), a Maryland corporation, owns and operates multi-family properties. The Company conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes.
Generally, the multi-family properties are acquired with joint venture partners in transactions in which the Company contributes a significant portion of the equity. At June 30, 2021, the Company: (a) wholly owns seven multi-family properties located in six states with an aggregate of 1,608 units, and a carrying value of $134,458,000; and (b) has interests, through unconsolidated entities, in 30 multi-family properties located in nine states with an aggregate of 8,954 units and the carrying value of this net equity investment is $159,799,000. BRT's equity interests in these unconsolidated entities range from 32% to 90%. Most of the Company's properties are located in the Southeast United States and Texas.

The Company also owns and operates various other real estate assets. At June 30, 2021, the carrying value of the other real estate assets was $6,593,000.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2021 and 2020, are not necessarily indicative of the results for the full year. The consolidated audited balance sheet as of December 31, 2020, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP"). Accordingly, these unaudited statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as amended, filed with the Securities and Exchange Commission ("SEC").
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

Note 3 - Equity

Equity Distribution Agreements

In November 2019, the Company entered into equity distribution agreements, as amended March 31, 2021, with three sales agents to sell up to an aggregate of $30,000,000 of its common stock from time-to-time in an at-the-market offering. During the six months ended June 30, 2021, the Company sold 410,221 shares for an aggregate sales price of $7,462,000 before commissions and fees of $112,000. During the six months ended June 30, 2020, the Company sold 694,298 shares for an aggregate sales price of $12,293,000, before commissions and fees of $185,000 and offering related expenses of $31,000. From the commencement of this program through June 30, 2021, the Company sold 1,216,482 shares for an aggregate sales price of $21,777,000 before commissions and fees of $327,000 and offering related expenses of $56,000.
Common Stock Dividend Distribution

The Company declared a quarterly cash distribution of $0.22 per share, payable on July 9, 2021 to stockholders of record on June 25, 2021.

Stock Based Compensation

The Company's 2020 Incentive Plan (the "2020 Plan") permits the Company to grant: (i) stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 1,000,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of restricted stock units and certain performance based awards. As of June 30, 2021, 527,149 shares are available for issuance pursuant to awards under the 2020 Plan.

Restricted Stock Units
In June 2021, the Company issued restricted stock units (the "Units") to acquire up to 210,375 shares of common stock pursuant to the 2020 Plan. The Units entitled the recipients, subject to continued service through the March 31, 2024 vesting date, to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends (the "RSU Dividend Equivalents") paid from the grant date through the vesting date with respect to the shares of common stock underlying the Units if, when, and to the extent, the related Units vest. For financial statement purposes, because the Units were not participating securities, the shares underlying the Units are excluded in the outstanding shares reflected on the consolidated balance sheet and from the calculation of basic earnings per share. The shares underlying the Units are contingently issuable shares.
In June 2016, the Company issued Units to acquire up to 450,000 shares of common stock pursuant to the 2016 Amended and Restated Incentive Plan (the "2016 Plan"). Such Units entitled the recipients, subject to continued service through the March 31, 2021 vesting date, to receive (i) the underlying shares if and to the extent certain performance and/or market conditions are satisfied at the vesting date, and (ii) an amount equal to the cash dividends paid from the grant date through the vesting date with respect to the shares of common stock underlying the Units if, when, and to the extent, the related Units vest.
In the quarter ended June 30, 2021, it was determined that the market conditions with respect to 250,000 shares underlying Units issued under the 2016 Plan had been satisfied; such shares, with an aggregate market value of $4,200,000 as of the vesting date, were issued and an aggregate of $775,000 of RSU Dividend Equivalents was paid. It was also determined that the performance conditions with respect to 200,000 shares underlying Units had not been satisfied; the 200,000 Units were forfeited.
Expense is recognized over the applicable vesting period on the Units which the Company expects to vest. For the three months ended June 30, 2021 and 2020, the Company recorded $34,000 and $35,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the Units and for the six months ended June 30, 2021 and 2020, the Company recorded $71,000 and $70,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the Units.
Restricted Stock
In June 2021 and January 2021, the Company granted 160,000 and 156,774 shares, respectively of restricted stock pursuant to the 2020 Plan. As of June 30, 2021, an aggregate of 923,219 shares of unvested restricted stock are outstanding pursuant to the 2020 Incentive Plan, the 2018 Incentive Plan (the "2018 Plan") and the 2016 Plan. No additional awards may be granted under the 2018 Plan or the 2016 Plan. The shares of restricted stock vest five years from the date of grant and under specified circumstances, including a change in control, may vest earlier. For financial statement purposes, the restricted stock is not included in the outstanding shares shown on the consolidated balance sheets until they vest, but is included in the earnings per share computation.
For the three months ended June 30, 2021 and 2020, the Company recorded $535,000 and $426,000 respectively, and for the six months ended June 30, 2021 and 2020, the Company recorded $1,036,000 and $829,000, respectively, of compensation expense related to the amortization of unearned compensation with respect to the restricted stock awards. At June 30, 2021 and December 31, 2020, $8,625,000 and $4,411,000, respectively, has been deferred as unearned compensation and will be charged to expense over the remaining vesting periods of these restricted stock awards. The weighted average remaining vesting period of these shares of restricted stock is 2.85 years.
Stock Buyback
On September 12, 2019, the Board of Directors approved a repurchase plan authorizing the Company, effective as of October 1, 2019, to repurchase up to $5,000,000 of shares of common stock through September 30, 2021. During the three and six months ended June 30, 2021 , the Company did not repurchase any shares. During the six months ended June 30, 2020, the Company repurchased 39,093 shares of common stock at an average market price of $15.76 for an aggregate cost of $616,000.
Per Share Data
Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. The Units are excluded from the basic earnings per share calculation, as they are not participating securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that share in the earnings of the Company. Diluted earnings per share is determined by dividing net income applicable to common stockholders for the applicable period by the weighted average number of shares of common stock deemed to be outstanding during such period. In calculating diluted earnings per share, the Company, for the three and six months ended June 30, 2021 did not include any shares underlying the Units as criteria with respect to the Units has not been met and for the three and six months ended June 30, 2021 and June 30, 2020, did not include any shares underlying the Units as their effect would have been anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings (loss) per share attributable to common stockholders:
Net income (loss) attributable to common stockholders	$6,027	$(4,246)	$2,262	$(9,077)

Denominator:
Denominator for basic and diluted earnings per share—weighted average number of shares	17,720,488	17,176,401	17,520,963	17,054,327

Basic and diluted income (loss) per share	$0.34	$(0.25)	$0.13	$(0.53)

Note 4 - Leases

Lessor Accounting

The Company owns a commercial rental property leased to two tenants under operating leases with current expirations ranging from 2024 to 2028, with tenant options to extend or terminate the leases. Revenues from such leases are reported as rental income, net, and are comprised of (i) lease components, which includes fixed lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and accounts for the combined component in accordance with ASC 842.

Lessee Accounting

The Company is a lessee under a ground lease in Yonkers, NY which is classified as an operating lease. The ground lease expires September 30, 2024 and provides for one 21-year renewal option. As of June 30, 2021, the remaining lease term, including the renewal option deemed exercised, is 24.3 years.

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. As of June 30, 2021, the remaining lease term, including renewal options deemed exercised, is 15.5 years.

As of June 30, 2021, the Company's Right of Use ("ROU") assets and lease liabilities were $2,668,000 and $2,721,000, respectively. As of December 31, 2020, the Company's ROU assets and lease liabilities were $2,652,000 and $2,674,000, respectively.

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

Note 5 ‑ Real Estate Properties

Real estate properties consist of the following (dollars in thousands):

	June 30, 2021	December 31, 2020
Land	$23,317	$25,585
Building	141,143	154,854
Building improvements	8,724	10,590
Real estate properties	173,184	191,029
Accumulated depreciation	(32,193)	(30,837)
Total real estate properties, net	$140,991	$160,192

A summary of real estate property owned is as follows (dollars in thousands):

	December 31, 2020 Balance	Capitalized Costs and Improvements	Depreciation	Sale of Property	June 30, 2021 Balance
Multi-family	$153,604	$594	$(2,897)	$(16,842)	$134,459
Land - Daytona, FL	4,379	—	—	—	4,379
Retail shopping center and other	2,209	—	(56)	—	2,153
Total real estate properties	$160,192	$594	$(2,953)	$(16,842)	$140,991

Property Dispositions

On May 26, 2021 the Company sold its Kendall Manor-Houston, TX property, which had a book value of $16,842,000, for $24,500,000 and recognized a gain on the sale of the property of $7,279,000. In connection with the sale, the Company paid off the existing debt in the amount of $14,260,000.

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

When the Company does not expect to recover its carrying value on properties held for use, the Company reduces its carrying value to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. When the Company does not expect to recover its carrying value on unconsolidated joint ventures that are under contract for sale, the Company, when it is determined that the sale is probable, reduces its carrying value to its fair value.

During the three and six months ended June 30, 2021, the Company recorded an impairment charge of $520,000 related to its investment in the OPOP Tower and Lofts properties, St Louis, MO, as the carrying value exceeded the fair value by that amount. The fair value is based upon the contract price of a sale agreement which the Company has entered into.
Note 7 - Restricted Cash
Restricted cash represents funds held for specific purposes and are therefore not available for general corporate purposes. The restricted cash reflected on the consolidated balance sheets represents funds that are held by the Company specifically for capital improvements at certain multi-family properties owned by unconsolidated joint ventures.

Note 8 – Investment in Unconsolidated Ventures

At June 30, 2021 and December 31, 2020, the Company held interests in unconsolidated joint ventures (the "Unconsolidated Properties"), that own 30 and 31 multi-family properties, respectively. The condensed balance sheets below present information regarding such properties (dollars in thousands):

	June 30, 2021	December 31, 2020
ASSETS
Real estate properties, net of accumulated depreciation of $142,413 and $145,600	$896,944	$1,075,178
Cash and cash equivalents	15,249	16,939
Other assets	32,116	29,392
Real estate properties held for sale	139,711	$—
Total Assets	$1,084,020	$1,121,509

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of deferred costs of $4,951 and $5,537	$814,067	$829,646
Accounts payable and accrued liabilities	20,108	20,237
Total Liabilities	834,175	849,883
Commitments and contingencies
Equity:
Total unconsolidated joint venture equity	249,845	271,626
Total Liabilities and Equity	$1,084,020	$1,121,509

BRT's interest in joint venture equity	$159,799	$169,474

As of the indicated dates, real estate properties of the unconsolidated joint ventures consist of the following (dollars in thousands):

	June 30, 2021	December 31, 2020
Land	$110,887	$148,341
Building	893,443	1,029,739
Building improvements	35,027	42,698
Real estate properties	1,039,357	1,220,778
Accumulated depreciation	(142,413)	(145,600)
Total real estate properties, net	$896,944	$1,075,178

At June 30, 2021 and December 31, 2020, the weighted average interest rate on the mortgages payable is 3.96% and 3.96%, respectively, and the weighted average remaining term to maturity is 7.23 years and 7.67 years, respectively.
The condensed income statement below presents information regarding the Unconsolidated Properties (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental and other revenue	$33,005	$31,542	$65,677	$62,385
Total revenues	33,005	31,542	65,677	62,385

Expenses:
Real estate operating expenses	15,233	14,674	30,936	29,206
Interest expense	8,472	8,766	16,994	17,523
Depreciation	9,791	10,417	20,176	20,773
Total expenses	33,496	33,857	68,106	67,502
Total revenues less total expenses	(491)	(2,315)	(2,429)	(5,117)
Equity in earnings	5	9	14	17
Impairment charges	(490)	—	(2,813)	—
Insurance recoveries	490	—	2,813	—
Gain on insurance recoveries	—	338	—	338
Net loss from joint ventures	$(486)	$(1,968)	$(2,415)	$(4,762)

BRT's equity in loss from joint ventures	$(492)	$(1,387)	$(1,837)	$(3,202)

During the three and six months ended June 30, 2021, three of the unconsolidated Texas joint ventures recognized (i) $490,000 and $2,813,000 of impairment charges, respectively, as a result of ice storm damage and (ii) $490,000 and $2,813,000 of related insurance recoveries, respectively.
On April 20, 2021, the Company sold its joint venture interest in Anatole Apartments, a property located in Daytona Beach, FL. The Company recognized a gain of $2,244,000 on the sale.
On May 4, 2021, the Company purchased a 14.69% interest in Civic Center I and Civic Center II - Southaven, MS, from its joint venture partner for $6,031,000. After giving effect to this purchase, the Company owns 74.69% of the equity interest in the venture that owns these properties.

On May 7, 2021, the Company entered into an agreement to acquire the 41.9% interest owned by its joint venture partners in the entity that owns Bells Bluff, a 402-unit multi-family property located in West Nashville, TN. The purchase price for the interest, after giving effect to the joint venture partners' carried interest, is $28,000,000, subject to working capital and certain other adjustments. After giving effect to this purchase, Bells Bluff will be wholly-owned by the Company. The completion of this purchase is subject to customary closing conditions, including the refinancing of the $47,200,000 floating rate (i.e., 2.975% at June 30, 2021) mortgage debt on the property.

On July 20, 2021, the joint venture which owns The Avenue Apartments, Ocoee, FL sold the property for $107,661,000 and for the quarter ended September 30, 2021, will recognize a gain on the sale of this property of approximately $39,000,000. The Company's share of the gain will be approximately $19,000,000. The joint venture will also recognize a mortgage prepayment charge of $8,661,000 of which BRT's share will be approximately $4,200,000. At June 30, 2021, there was $53,060,000 of mortgage debt secured by this property which bore a 3.90% interest rate.

On July 28, 2021, the joint venture which owns Parc at 980, Lawrenceville, GA sold the property for $118,250,000 million and for the quarter ended September 30, 2021, will recognize a gain on the sale of this property of approximately $44,000,000. Our share of the gain will be approximately $15,000,000. At June 30, 2021, there was $54,447,000 of mortgage debt secured by this property which bore a 3.97% interest rate.

Note 9 – Debt Obligations

Debt obligations consist of the following (dollars in thousands):

	June 30, 2021	December 31, 2020
Mortgages payable	$115,178	$130,997
Junior subordinated notes	37,400	37,400
Deferred financing costs	(740)	(880)
Total debt obligations, net of deferred costs	$151,838	$167,517

Mortgages Payable

The weighted average interest rate on the Company's mortgage payables at June 30, 2021 was 4.14% and the weighted average remaining term to maturity is 4.34 years. For the three months ended June 30, 2021 and 2020, interest expense, which includes amortization of deferred financing costs, was $1,378,000 and $1,468,000, respectively. For the six months ended June 30, 2021 and 2020, interest expense, which includes amortization of deferred financing costs, was $2,808,000 and $2,943,000, respectively.

In July 2021, the Company paid down $17,000,000 of mortgage debt pertaining to a primary loan of one property and a supplemental loan of a second property. Such debt was scheduled to mature in 2022 and bore a weighted average interest rate of 4.46%.

Credit Facility

The Company's credit facility with an affiliate of Valley National Bank, as amended and modified from time-to-time, allows the Company to borrow, subject to compliance with borrowing base requirements and other conditions, up to $15,000,000 to facilitate the acquisition of multi-family properties and for working capital (including dividend payments) and operating expenses. The facility is secured by the cash available in certain cash accounts maintained by the Company at Valley National Bank, matures April 2023 and bears an adjustable interest rate of 50 basis points over the prime rate, with a floor of 4.25%. The interest rate in effect as of June 30, 2021 is 4.25%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility. For the three months ended June 30, 2021 and 2020, interest expense, which includes amortization of deferred financing costs and unused fees, was $19,000 and $47,000. For the six months ended June 30, 2021 and 2020, interest expense, which includes amortization of deferred financing costs and unused fees, was $36,000 and $62,000. Deferred financing costs of $30,000 and $12,000, are recorded in other assets on the Consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the Company is in compliance in all material respects with its obligation under the facility. At June 30, 2021 and July 31, 2021, there was no outstanding balance on the facility.

Junior Subordinated Notes

At June 30, 2021 and December 31, 2020, the outstanding principal balance of the Company's junior subordinated notes was $37,400,000, before deferred financing costs of $307,000 and $317,000, respectively. The interest rate on the outstanding balance resets quarterly and is based on three months LIBOR + 2.00%. The rate in effect at June 30, 2021 and 2020 was 2.21% and 2.76%, respectively. The notes mature April 30, 2036.

The junior subordinated notes require interest only payments through the maturity date of April 30, 2036, at which time repayment of the outstanding principal and unpaid interest become due. Interest expense for the three months ended June 30, 2021 and 2020, which includes amortization of deferred financing costs, was $212,000 and $293,000, respectively. Interest expense for the six months ended June 30, 2021 and 2020, which includes amortization of deferred financing costs, was $426,000 and $663,000, respectively.

Note 10 – Related Party Transactions

The Company has retained certain of its executive officers and Fredric H. Gould, a director, among other things, to participate in the Company's multi-family property analysis and approval process (which includes service on an investment committee), provide investment advice, and provide long-term planning and consulting with executives and employees with respect to other business matters, as required. The aggregate fees incurred for these services in each of the three months ended June 30, 2021 and 2020 were $349,000 and for each of the six months ended June 30, 2021 and 2020 was $699,000.

Management of certain properties owned by the Company and certain joint venture properties is provided by Majestic Property Management Corp. ("Majestic Property"), a company wholly owned by Fredric H. Gould. Certain of the Company's officers and directors are also officers and directors of Majestic Property. Majestic Property may also provide real estate brokerage and construction supervision services to these properties. These fees amounted to $7,000 and $8,000 for the three months ended June 30, 2021 and 2020, respectively, and $14,000 and $16,000 for the six months ended June 30, 2021 and 2020, respectively.

Pursuant to a shared services agreement between the Company and several affiliated entities, including Gould Investors
L.P. ("Gould Investors"), the owner and operator of a diversified portfolio of real estate and other assets, and One Liberty Properties, Inc., a NYSE listed equity REIT, the (i) services of the part time personnel that perform certain executive, administrative, legal, accounting and clerical functions and (ii) certain facilities and other resources, are provided to the Company. The allocation of expenses for the facilities, personnel and other resources shared by, among others, the Company and Gould Investors, is computed in accordance with such agreement and is included in general and administrative expense on the consolidated statements of operations. During the three months ended June 30, 2021 and 2020, allocated general and administrative expenses reimbursed by the Company to Gould Investors pursuant to the shared services agreement aggregated $$179,000 and $$238,000, respectively, and $351,000 and $464,000 for the six months ended June 20, 2021 and 2020, respectively. Fredric H. Gould is executive officer and sole stockholder of Georgetown Partners, Inc., the managing general partner of Gould Investors. Mr. Gould is also the vice chairman of the board of directors of One Liberty Properties and certain of the Company's officers and directors are also officers or directors of One Liberty Properties and Georgetown Partners.

Note 11 – Fair Value Measurements

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

Junior subordinated notes: At June 30, 2021 and December 31, 2020, the estimated fair value of the notes is lower than their carrying value by approximately $8,539,000 and $8,670,000, respectively, based on a market interest rate of 4.13% and 4.22%, respectively.

Mortgages payable: At June 30, 2021, the estimated fair value of the Company’s mortgages payable is greater than their carrying value by approximately $1,322,000, assuming market interest rates between 3.38% and 3.80%. At December 31, 2020, the estimated fair value of the Company's mortgages payable was greater than their carrying value by approximately $3,831,000, assuming market interest rates between 2.87% and 3.28%. Market interest rates were determined using rates which the Company believes reflects institutional lender yield requirements at the balance sheet dates.

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

Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of June 30, 2021 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Financial Liabilities:
Interest rate swap	$13	$—	$13	$—

Set forth below is information regarding the Company’s financial assets and liabilities measured at fair value as of December 31, 2020 (dollars in thousands):

	Carrying and Fair Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Financial Liabilities:
Interest rate swap	23	$—	$23	$—

Derivative financial instruments: Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. At June 30, 2021 and December 31, 2020, this derivative is included in other liabilities on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2021 and December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Non-recurring fair value measurements

The Company reviews each investment in real estate and joint venture interests when events or circumstances change, indicating the carrying value of the investment may not be recoverable. In the evaluation of an investment for impairment, many factors are considered, including estimated current and expected cash flows from the asset during the projected hold period, costs necessary to extend the life of the asset, expected capitalization rates, projected stabilized net operating income, and the ability to hold or dispose of the asset in the ordinary course of business. On June 8, 2021, we entered into a non-binding contract to sell our interests in OPOP Tower and Lofts to our partner for $3,000,000, which was below the asset carrying value as of June 30, 2021. As a result, we recorded an impairment charge of $520,000. As the estimate of fair value was based on a non-binding, privately negotiated contract, the Company classified the fair value estimate of the asset to determine impairment in Level 2 of the fair value hierarchy.

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

As of June 30, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Current Notional Amount	Fixed Rate	Maturity
Interest rate swap	$967	5.25%	April 1, 2022

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheets as of the dates indicated (dollars in thousands):

Derivatives as of:
June 30, 2021		December 31, 2020
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Accounts payable and accrued liabilities	$13	Accounts payable and accrued liabilities	$23

The following table presents the effect of the Company’s interest rate swaps on the consolidated statements of comprehensive income (loss) for the dates indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amount of (loss) gain recognized on derivative in Other Comprehensive Income	$—	$(2)	$—	$(27)
Amount of (loss) gain reclassified from Accumulated Other Comprehensive Income into Interest expense	$(5)	$(3)	$(10)	$(5)
Total amount of Interest expense presented in the Consolidated Statements of Operations	$1,609	$1,809	$3,269	$3,669

The Company estimates an additional $14,000 will be reclassified from other comprehensive loss as an increase to interest expense over the next twelve months.

Credit-risk-related Contingent Features

The agreement between the Company and its derivative counterparties provides that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could be declared in default on its derivative obligations.

As of June 30, 2021 and December 31, 2020, the fair value of derivatives in a net liability position including interest but excluding any adjustment for nonperformance risk related to these agreements was $15,000 and $25,000, respectively. As of June 30, 2021 and December 31, 2020, the Company has not posted any collateral related to this agreement and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle it obligations under the agreement termination value of $15,000 and $25,000, at June 30, 2021 and December 31, 2020 respectively.

Note 13 – New Accounting Pronouncements

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

Note 14 – Subsequent Events

Subsequent events have been evaluated and any significant events, relative to our consolidated financial statements as of June 30, 2021, that warrant additional disclosure, have been included in the notes to the consolidated financial statements.

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

•the impact of the resurgence of the COVID-19 pandemic;
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
•decreased rental rates or ancillary revenues, or increasing vacancy rates;

•our ability to lease units in newly acquired or newly constructed multi-family properties;
•potential defaults on or non-renewal of leases by tenants;
•creditworthiness of tenants;
•our ability to evaluate, finance, complete and integrate acquisitions, including the acquisition of the Remaining Interest (as defined), successfully;
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
•failure to comply with, or obtain waivers of, the provisions of, and covenants and coverage ratios in, our debt instruments;
•risks associated with the stock ownership restrictions of the Code for REITs and the stock ownership limit imposed by our charter;
•increases in real estate taxes at properties we acquire due to such acquisitions or other factors;
•the other factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020,as amended (the "Annual Report"), including those factors set forth under the sections of such reports, as applicable, entitled "Cautionary Statement Regarding Forward-Looking Statements", "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".
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

Overview

We are an internally managed real estate investment trust, also known as a REIT, that is focused on the ownership, and operation of multi-family properties. These properties derive revenue from tenant rental payments. Generally, these properties are owned by unconsolidated joint ventures in which we contributed 32% to 90% of the equity. At June 30, 2021, we: (i) wholly own seven multi-family properties located in six states with an aggregate of 1,608 units and a carrying value of $134.5 million; and (ii) have ownership interests, through unconsolidated entities, in 30 multi-family properties located in nine states with 8,954 units - the carrying value of our net equity investment therein is $159.8 million. Most of our properties are located in the southeast United States and Texas. See "-Off Balance Sheet Arrangements" for information regarding the contributions of our unconsolidated subsidiaries and our reliance upon the cash flow and liquidity provided by such subsidiaries.

As used herein, the term "same store properties" refers to operating properties that were owned for the entirety of the periods being presented. For the three and six months ended June 30, 2021 and 2020, there were seven same store properties.
Challenges and Uncertainties Presented by COVID-19
While the nation-wide economic hardships resulting from the responses to the pandemic did not have a material adverse effect on our results of operations for the three and six months ended June 30, 2021, the resurgence of the pandemic, among other things, may adversely affect the ability of our residents to pay rent (due to furloughs, layoffs and/or the expiration of, or reduction in, unemployment benefits) and as a result, our ability to pay dividends and/or the debt service on our mortgages. Many of our properties are located in states experiencing a resurgence in the pandemic which heightens the challenges and uncertainties presented thereby.

Transactions During the Three Months Ended June 30, 2021

Effective as of April 1, 2021, we and VNB New York, LLC, an affiliate of Valley National Bank (collectively, "VNB"), entered into a modification agreement with respect to our credit facility. The modification (i) increased the amount we are permitted to borrow, subject to compliance with borrowing base requirements and other conditions, from $10 million to $15 million, (ii) extended the term of the facility from April 18, 2021 to April 18, 2023 and (iii) increased the number of wholly-owned properties we are required to own from three to four and modified certain requirements with respect to such properties.

On April 20, 2021, we completed the sale (the "Anatole sale") of our 80% interest in the unconsolidated joint venture that owned Anatole Apartments - Daytona Beach, FL, to our joint venture partner, for $7.5 million and recognized a gain on sale of our partnership interest of $2.2 million. In 2020, this property contributed $250,000 in equity in loss of unconsolidated joint ventures.

On May 4, 2021, we purchased an additional 14.69% interest in Civic Center I and Civic Center II - Southaven, MS, from our joint venture partner for $6.0 million. After giving effect to such purchase, we own 74.69% of the venture that owns this property.

On May 7, 2021, we entered into an agreement to acquire the 41.9% interest (the “Remaining Interest”) owned by our joint venture partners in the entity that owns Bells Bluff, a 402-unit multi-family property located in West Nashville, TN. If we acquire the Remaining Interest, Bells Bluff will be wholly-owned by us. The purchase price for the Remaining Interest, after giving effect to our partners’ carried interest, is approximately $28 million, subject to working capital and certain other adjustments. We anticipate that this purchase will be completed in August 2021. The completion of this purchase is subject to customary closing conditions, including the refinancing of the $47.2 million floating rate (i.e., 2.975% at June 30, 2021) mortgage debt on the property. We obtained a commitment for 20-year fixed-rate financing of $52 million with an interest rate of 3.48%. In connection with the refinancing of the mortgage debt on the property, we will become an obligor or carve-out guarantor of the refinanced debt. We can provide no assurance that such transaction will be completed, or if completed, will be beneficial to us.

During: (i) the six months ended June 30, 2021, Bells Bluff generated $3.1 million of rental and other revenues and $1.6 million, $745,000, and $1.6 million of operating expenses, interest expense and depreciation, respectively, (ii) 2020, Bells Bluff generated $5.6 million of rental and other revenues and $2.9 million, $1.7 million and $3.1 million, of operating expenses, interest expense and depreciation, respectively; and (iii) 2019, Bells Bluff generated $1.8 million of rental and other revenues and $1.6 million, $2.2 million and $1.3 million of operating expenses, interest expense and depreciation, respectively. For the six months ended June 30, 2021 and the twelve months ended December 31, 2020, the average occupancy rate at this property was 94.8% and 74.7%, respectively, and for the six months ended June 30, 2021 and the twelve months ended December 31, 2020, the average monthly rental rate at Bells Bluff was $1,337, and $1,482, respectively.

On May 26, 2021, we completed the sale (the "Kendall Manor Sale") of Kendall Manor - Houston, TX, a wholly-owned property, to an unrelated third party for $24.5 million, and recognized a gain on the sale of this property of $7.3 million. During 2020, this property contributed $2.9 million of rental income, $1.9 million of real estate operating expenses, $675,000 of interest expense and $848,000 of depreciation, respectively.

On June 8, 2021, we entered into a contract to sell our interests in Tower at Opop and Lofts at Opop, located in St Louis,MO, (collectively the "OPOP Properties") to our partner for $3 million and recognized a $520,000 impairment charge, We anticipate the sale will be completed in the quarter ending September 30, 2021.

During the quarter ended June 30, 2021, we sold 410,221 shares pursuant to our ATM sales program at an average price of $18.19 per share. Net proceeds after commissions and fees was $7.3 million.

Recent Developments

On July 20, 2021, the unconsolidated joint venture which owns The Avenue Apartments, Ocoee, FL sold the property for $107.7 million and will recognize a gain on the sale of this property of approximately $39.3 million. We estimate that our share of the gain will be approximately $19 million. The joint venture will recognize a mortgage prepayment charge of $8.7 million, of which our share will be approximately $4.2 million. The mortgage debt secured by this property was $53.1 million, had an interest rate of 3.90% and was scheduled to mature in January 2028. During 2020, this property contributed $51,000 of equity in loss of unconsolidated joint ventures.

On July 28, 2021, the unconsolidated joint venture which owns Parc at 980, Lawrenceville, GA sold the property for $118.3 million and will recognize a gain on the sale of this property of approximately $44.0 million. Our share of the gain will be approximately $15 million. The mortgage debt secured by this property was $54.4 million, had an interest rate of 3.97% and was scheduled to mature in March 2028. During 2020, this property contributed $3,000 of equity in loss of unconsolidated joint ventures.

Subsequent to June 30, 2021, we paid off $17.0 million of mortgage debt on wholly-owned properties. Such debt was scheduled to mature in 2022 and had a weighted average interest rate of 4.46%.

Results of Operations – Three months ended June 30, 2021 compared to three months ended June 30, 2020.

Revenues

The following table compares our revenues for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands):	2021	2020	Increase (Decrease)	% Change
Rental revenue	$6,958	$6,657	$301	4.5
Other income	3	159	(156)	(98.1)
Total revenues	$6,961	$6,816	$145	2.1

Rental revenue

The increase is due to the following changes at same store properties:

•$233,000 due to an increase in average rental rates,
•$191,000 due to an increase in occupancy, and
•$128,000 due to an increase in ancillary income (e.g., late fees, utility reimbursements, etc).

Offsetting the increase is a $328,000 decline due to the Kendall Manor sale.

Other income

The decrease is due to the inclusion, in the three months ended June 30, 2020, of the interest that was collected on the Newark loan receivable. This loan was sold on September 30, 2020.

Expenses

The following table compares our expenses for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)	% Change
Real estate operating expenses	$3,166	$3,004	$162	5.4
Interest expense	1,609	1,809	(200)	(11.1)
General and administrative	3,154	2,957	197	6.7
Impairment charge	520	—	520	N/A
Depreciation	1,416	1,809	(393)	(21.7)
Total expenses	$9,865	$9,579	$286	3.0

Real estate operating expense

Contributing to the change is an increase in real estate taxes and insurance at same store properties. This increase was offset by the Kendall Manor Sale.

Interest expense.

The change is due to a $112,000 decrease in such expense on our floating rate junior subordinated notes due to the decline in interest rates and to a lesser extent, the mortgage payoff in the Kendall Manor Sale.

General and administrative.

The increase is due to:
•$230,000 of professional and other fees and expenses related to our proposed offering of common stock that was terminated in May 2021(the “Terminated Offering”), and
•a $200,000 increase in compensation expense, including a $107,000 increase in the non-cash amortization of restricted stock (primarily related to the higher fair value of the shares granted in 2021 in comparison to the shares granted in 2016).

The increase was offset by the inclusion, in the corresponding 2020 period, of $165,000 of professional fees related to the restatement (the “Restatement”) of our financial statements.

These amounts were offset by a reduction in allocated expenses pursuant to our shared services agreement.

Impairment charge.
In the current period, we recorded an impairment charge of $520,000 representing the excess of the book value of our investment in the Opop Properties over the anticipated selling price of the investment.
Depreciation
Approximately $184,000 of the decrease is due to the Kendall Manor Sale and approximately $155,000 of the decrease is due to the inclusion, in the quarter ended June 30, 2020, of an adjustment (i.e., to reflect an increase in the asset value) to such expense in connection with our buyout of a joint venture partner's interest.
Equity in (loss) of unconsolidated joint ventures.
The table below reflects the condensed income statements of our Unconsolidated Properties. In accordance with US generally accepted accounting principles, each of the line items in the chart below (other than equity in income (loss) of unconsolidated joint ventures) is presented as if these properties are wholly owned by us although our equity interests in these properties ranges from 32% to 90% (see note 8 of our consolidated financial statements) (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Increase (Decrease)	% change
Rental and other revenues from unconsolidated joint ventures	$33,005	$31,542	$1,463	4.6%

Real estate operating expense from unconsolidated joint ventures	15,233	14,674	559	3.8%
Interest expense from unconsolidated joint ventures	8,472	8,766	(294)	(3.4)%
Depreciation from unconsolidated joint ventures	9,791	10,417	(626)	(6.0)%
Total expenses from unconsolidated joint ventures	33,496	33,857	(361)	(1.1)%

Total revenues less total expenses from unconsolidated joint ventures	(491)	(2,315)	1,824	78.8%

Other equity earnings	5	9	(4)	(44.4)%
Impairment charges	(490)	—	(490)	N/A
Insurance recoveries	490	—	490	N/A
Gain on insurance recoveries	—	338	(338)	N/A
Net loss	(486)	(1,968)	1,482	75.3%

Equity in (loss) of unconsolidated joint ventures	$(492)	$(1,387)	$895

Set forth below is an explanation of the most significant changes in the components of the equity in (loss) of unconsolidated joint ventures. Same store properties at Unconsolidated Properties represent 29 properties that have been owned for the entirety of the periods being compared and excludes two properties, one which was in lease up during the prior period and one that was sold in the current period.
Rental and other revenues from unconsolidated joint ventures
The increase is due primarily to:

•$1.7 million from unconsolidated same store properties, including $659,000 due to the increase in variable ancillary fees (e.g., late fees, waiver fees and tech/cable package), $645,000 from increased occupancy and $418,000 from an increase in rental rates, and
•$275,000 from two properties (i.e., Bells Bluff and Sola Station) that were in lease up in the corresponding period in the prior year.

Offsetting this increase is a $467,000 decrease due to the Anatole Sale.

Real estate operating expenses from unconsolidated joint ventures
The increase is due to $782,000 from same store properties, due primarily to an increase in utilities (primarily water/sewer charges), and to a lesser extent, increases in appliance replacements, advertising, leasing, and insurance costs.

Offsetting this increase is a $263,000 decrease due to the Anatole Sale.

Interest expense from unconsolidated joint ventures. The decrease is due to the Anatole Sale and the refinancing, in December 2020, of a variable rate construction loan to a fixed rate permanent mortgage on the Sola Station, Columbia SC property.
Depreciation
The decline is due primarily to the cessation of depreciation in the current period for properties (i.e., the Avenue and Parc at 980) that are being held for sale.
Impairment charges
In the current quarter, we recorded additional impairment charges of $490,000 at two properties that had experienced damage from the ice storms that occurred in Texas in February 2021 (the "Texas Ice Storm"). Damage at these properties was greater than initially estimated. There were no comparable charges in the corresponding period of the prior year

Insurance recoveries. During the three months ended June 30, 2021, we recognized $490,000 of additional insurance recoveries related to the impairment charges from the Texas Ice Storm
Gain on insurance recoveries. During the three months ended June 30, 2020,we recognized a gain of $338,000 on insurance recoveries related to fire damaged units at a property. There was no comparable gain in the current period.
Gain on sale of real estate
In the current quarter, we sold our wholly-owned Kendall Manor, Houston, TX property, which had a book value of $16.8 million, for $24.5 million and recognized a gain on the sale of the property of 7.3 million. There was no comparable gain in the three month period ended June 30, 2020.
Impairment charge
In the current quarter, we recorded an impairment charge of $520,000 related to our investment in the OPOP Properties as the carrying value exceeded the carrying amount of the investment. There was no comparable charge in the three month period ended June 30, 2020.

Results of Operations – Six months ended June 30, 2021 compared to six months ended June 30, 2020.
Revenues

The following table compares our revenues for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands):	2021	2020	Increase (Decrease)	% Change
Rental revenue	$14,053	$13,402	$651	4.9
Other income	7	338	(331)	(97.9)
Total revenues	$14,060	$13,740	$320	2.3

Rental revenue

The increase is primarily due to the following increases at same store properties:

•$396,000 due to an increase in occupancy,
•$287,00 due to an increase in average rental rates, and
•$183,000 due to an increase in ancillary income (e.g., late fees, utility reimbursements, etc).

Offsetting the increase is a $287,000 decline due to the Kendall Manor Sale.

Other income

The decrease is due to the inclusion, in the six months ended June 30, 2020, of the interest collected on the Newark loan receivable. This loan was sold on September 30, 2020.

Expenses

The following table compares our expenses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Increase (Decrease)	% Change
Real estate operating expenses	$6,283	$6,062	$221	3.6
Interest expense	3,269	3,669	(400)	(10.9)
General and administrative	6,268	6,324	(56)	(0.9)
Impairment charge	520	—	520	N/A
Depreciation	2,953	3,370	(417)	(12.4)
Total expenses	$19,293	$19,425	$(132)	(0.7)

Real estate operating expense

The increase is due primarily to an increase in real estate taxes at Avondale Station, Decatur, GA due to an increased assessment.

Interest expense.

The change is due to a $264,000 decrease in such expense on our floating rate junior subordinated notes due to the decline in interest rates and, to a lesser extent, the mortgage payoff in connection with the Kendall Manor Sale.

General and administrative.

The decrease is due to (i) the inclusion, in the corresponding 2020 period, of $688,000 of professional fees and expenses related to the Restatement and (ii) a $113,000 reduction, in the 2021 period, in expenses allocated pursuant to our shared services agreement. The decrease was offset by (i) a $409,000 increase in professional expenses incurred during the 2021 period, including $230,000 related to the Terminated Offering and (ii) a $333,000 increase in compensation expense, including $207,000 due to the non-cash amortization of restricted stock (primarily related to the higher fair value of the shares granted in 2021 in comparison to the shares issues in 2016).

Impairment charge

In the current period, we recorded an impairment charge of $520,000 representing the excess of the book value of our investment in the Opop Properties over the anticipated selling price of the investment.

Depreciation
Approximately $215,000 of the decrease is due to the Kendall Manor Sale and the balance is due to the inclusion, in the six months ended June 30, 2020, of adjustments (i.e., to reflect an increase in the asset value) to such expense in connection with our buyout of a joint venture partner's interest.

Equity in (loss) of unconsolidated joint ventures.
The table below reflects the condensed income statements of our Unconsolidated Properties. See the discussion with respect to this line item for the three months ended June 30, 2021 and 2020 for additional information about this presentation (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	Increase (Decrease)	% change
Rental revenues from unconsolidated joint ventures	$65,677	$62,385	$3,292	5.3%

Real estate operating expense from unconsolidated joint ventures	30,936	29,206	1,730	5.9%
Interest expense from unconsolidated joint ventures	16,994	17,523	(529)	(3.0)%
Depreciation from unconsolidated joint ventures	20,176	20,773	(597)	(2.9)%
Total expenses from unconsolidated joint ventures	68,106	67,502	604	0.9%

Total revenues less total expenses from unconsolidated joint ventures	(2,429)	(5,117)	2688	52.5%

Other equity earnings	14	17	(3)	(17.6)%
Impairment charges	(2,813)	—	(2,813)	N/A
Insurance recoveries	2,813	—	2,813	N/A
Gain on insurance recoveries	—	338	(338)	N/A
Net loss	(2,415)	(4,762)	$2,347

Equity in (loss) of unconsolidated joint ventures	$(1,837)	$(3,202)	$1,365

Set forth below is an explanation of the most significant changes in the components of the net loss of our unconsolidated joint ventures. Same store properties at unconsolidated joint ventures represent 27 properties that have been owned for the entirety of the periods being compared and exclude any properties that were in lease up or sold during that same periods.
Rental revenue from unconsolidated joint ventures
The increase is due primarily to:

•$2.6 million from unconsolidated same store properties - $1.1 million due to the increase in ancillary fees (e.g., late fees, waiver fees and tech/cable package), $838,000 from increased occupancy and $741,000 from an increase in rental rates,
•$661,000 from two properties (i.e., Bells Bluff and Sola Station) that were in lease up in the corresponding period in the prior year, and
•$427,000 from the inclusion, for the entire six months ended June 30, 2021, a property that was only owned for a portion of the corresponding period in the prior year ("Abbotts Run").

The increase was offset by $413,000 due to the Anatole Sale.

Real estate operating expenses from unconsolidated joint ventures
The increase is due to:

•$1.4 million from same store properties, primarily due to increases of: (i) $776,000 in utilities (primarily water/sewer), (ii) $326,000 in insurance premiums, and (iii) $227,000 in real estate tax expense,
•$398,000 from the inclusion, for the entire six months ended June 30, 2021, of Abbotts Run, and
•$250,000 from the two properties that were in lease up in the corresponding period of the prior year.

The increase was offset by a $302,000 decrease in repairs and maintenance and $264,000 due to the Anatole Sale.
Interest expense from unconsolidated joint ventures. The decline is due to the refinancing of a variable rate construction loan to a fixed rate permanent mortgage on the Sola Station, Columbia, SC property and the Anatole Sale.
Impairment charges. During the six months ended June 30, 2021, we recognized $2.8 million of impairment charges related to the Texas Ice Storm. There were no comparable charges in the corresponding period of the prior year.
Insurance recoveries. During the six months ended June 30, 2021, we recognized $2.8 million of insurance recoveries related to the Texas Ice Storm.

Liquidity and Capital Resources
We require funds to pay operating expenses and debt service, acquire properties, make capital improvements, fund capital contributions, pay dividends and, to the extent we deem appropriate, reduce other than in the ordinary course, our indebtedness over time. Generally, our primary sources of capital and liquidity have been the operations of our multi-family properties (including distributions from the joint ventures that own such properties), mortgage debt financings and re-financings, equity contributions for acquisitions from our joint venture partners, our share of the proceeds from the sale of properties, the sale of shares of our common stock pursuant to our at-the-market equity distribution program, borrowings from our credit facility and our available cash (including restricted cash). On June 30, 2021 and August 2, 2021, our cash and cash equivalents, were approximately $34.7 million and $61.8 million, respectively, and excludes funds held at our unconsolidated joint ventures.
We anticipate that through 2023, and without giving effect to the debt reduction (the"Debt Reduction") described in "-Recent Developments", our operating expenses, $108.4 million of mortgage amortization and interest expense and $163.0 million of balloon payments (including $96.0 million and $102.4 million, respectively, from unconsolidated joint ventures) due with respect to mortgages maturing from 2021 to 2023, estimated cash dividend payments of at least $40.0 million (assuming (i) the current quarterly dividend rate of $0.22 per share and (ii) 18.2 million shares outstanding), will be funded from cash generated from operations (including distributions from unconsolidated joint ventures), sales of properties and to the extent available, our credit facility. Our operating cash flow and available cash is insufficient to fully fund the $163.0 million of balloon payments, and if we are unable to refinance such debt, we may need to issue additional equity or dispose of properties, in each case on potentially unfavorable terms.
After giving effect to the Debt Reduction, at August 2, 2021, we had mortgage debt of $809.7 million (including $711.5 million of mortgage debt our unconsolidated subsidiaries). The mortgage debt at our: (i) consolidated subsidiaries had a weighted average interest rate of 4.08% and a weighted average remaining term to maturity of approximately 5.0 years, and (ii) at our unconsolidated subsidiaries had a weighted average interest rate of 3.95% and a remaining term to maturity of approximately 7.3 years.
Capital improvements at (i) 16 multi-family properties will be funded by approximately $7.9 million of restricted cash available at June 30, 2021 and the cash flow from operations at such properties and (ii) other properties will be funded from the cash flow from operations of such properties.
In addition to the challenges presented by the current competitive environment to acquire properties, our ability to acquire additional multi-family properties (including our acquisition of the Remaining Interest in Bells Bluff and the interests of joint venture partners in other properties), is limited by our available cash, and our ability to (i) draw on our credit facility, (ii) obtain, on acceptable terms, equity contributions from joint venture partners and mortgage debt from lenders, (iii) raise capital from the sale of our common stock, and (iv) use the net proceeds available to us from other property sales. Further, if and to the extent we generate ordinary taxable income, we will be required to make distributions to stockholders to maintain our REIT status and as a result, will be limited in our ability to use gains, if any, from property sales, as a source of funds for operating expenses, debt service and property acquisitions.

Junior Subordinated Notes
As of June 30, 2021, $37.4 million (excluding deferred costs of $307,000) in principal amount of our junior subordinated notes is outstanding. These notes mature in April 2036, contain limited covenants (including covenants prohibiting us from paying dividends or repurchasing capital stock if there is an event of default (as defined therein) on these notes), are redeemable at our option and bear an interest rate, which resets and is payable quarterly, of three-month LIBOR plus 200 basis points. At June 30, 2021 and 2020, the interest rate on these notes was 2.19% and 2.76%, respectively.
Credit Facility
Our credit facility with VNB, as amended and modified from time to time, allows us to borrow, subject to compliance with borrowing base requirements and other conditions, up to $15 million. The facility is available for the (i) acquisition of, and investment in, multi-family properties, and (ii) working capital (including dividend payments) and operating expenses. It is secured by the cash available in certain cash accounts maintained by the Company at VNB, matures April 2023 and bears an annual interest rate of 50 basis points over the prime rate, with a floor of 4.25%. At June 30, 2021, the annual interest rate on this facility was 4.25%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and maximum amount then available under the facility.
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

Off Balance Sheet Arrangements

Although we are not a party to any off-balance sheet arrangements (as such term is defined in Item 303(a)(4) of Regulation S-K), the following information may be of interest to investors. At June 30, 2021, we are joint venture partners in approximately 30 unconsolidated joint ventures which own multi-family properties and that the distributions to us from these joint venture properties ($4.2 million in the quarter ended June 30, 2021) are a material source of our liquidity and cash flow. Further, we may be required to make significant capital contributions with respect to these properties. At June 30, 2021, these joint venture properties have a net equity carrying value of $160.0 million and are subject to net mortgage debt, which is not reflected on our consolidated balance sheet, of $817.3 million. Although BRT Apartments Corp. is not the obligor with respect to such mortgage debt, the loss of any of these properties due to mortgage foreclosure or similar proceedings would have a material adverse effect on our results of operations and financial condition. These joint venture arrangements have been, and we anticipate that they will continue to be, material to our liquidity and capital resource position. See note 8 to our consolidated financial statements.

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
Our net operating loss at December 31, 2020 was estimated to be approximately $32.7 million; therefore, we are not currently required by Code provisions relating to REITs to pay cash dividends to maintain our status as a REIT. Notwithstanding the foregoing, on April 7, 2021 and July 9, 2021, we paid a quarterly cash dividend of $0.22 per share.

We are carefully monitoring our discretionary spending in light of the pandemic. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $ 0.22 per share of common stock, or in the approximate amount of $4.0 million, for the most recent quarter). Each quarter, our board of directors evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long- term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, adjusted funds from operations and the dividend policies of our peers.

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

The tables below provides a reconciliation of net loss determined in accordance with GAAP to FFO and AFFO on a dollar and per share basis for each of the indicated periods (dollars in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP Net income (loss) attributable to common stockholders	$6,027	$(4,246)	$2,262	$(9,077)
Add: depreciation of properties	1,416	1,809	2,953	3,370
Add: our share of depreciation in unconsolidated joint ventures	6,276	6,627	12,875	13,199
Add: Impairment charge	520	—	520	—
Add: our share of impairment charge in unconsolidated joint venture	348	—	2,010	—
Deduct: gain on sale of real estate and partnership interest	(9,523)	—	(9,523)	—
Adjustments for non-controlling interests	(4)	(4)	(8)	(8)
NAREIT Funds from operations attributable to common stockholders	5,060	4,186	11,089	7,484

Adjustments for: straight-line rent accruals	(10)	(10)	(20)	(20)
Add: amortization of restricted stock and restricted stock units	569	461	1,107	899
Add: amortization of deferred borrowing costs	73	80	153	160
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	143	163	291	323
Less: our share of insurance recovery	(348)	—	(2,010)	—
Less: our share of gain on insurance proceeds from unconsolidated joint venture	—	(169)	—	(169)
Adjustments for non-controlling interests	2	1	4	3
Adjusted funds from operations attributable to common stockholders	$5,489	$4,712	$10,614	$8,680

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP Net income (loss) attributable to common stockholders	$0.34	$(0.25)	$0.13	$(0.53)
Add: depreciation of properties	0.09	0.10	0.17	0.20
Add: our share of depreciation in unconsolidated joint ventures	0.35	0.39	0.73	0.77
Add: Impairment charge	0.03	—	0.03	—
Add: our share of impairment charge in unconsolidated joint venture	0.02	—	0.11	—
Deduct: gain on sale of real estate	(0.54)	—	(0.54)	—
Adjustment for non-controlling interests	—	—	—	—
NAREIT Funds from operations per diluted common share	0.29	0.24	0.63	0.44

Adjustments for: straight line rent accruals	—	—	—	—
Add: amortization of restricted stock and restricted stock units	0.03	0.03	0.06	0.05
Add: amortization of deferred borrowing costs	—	—	0.01	0.01
Add: our share of deferred mortgage costs from unconsolidated joint venture properties	0.01	0.01	0.02	0.02
Less: our share of insurance recovery	(0.02)	—	(0.11)	—
Less: our share of gain on insurance proceeds from unconsolidated joint venture	—	(0.01)	—	(0.01)
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per diluted common share	$0.31	$0.27	$0.61	$0.51

For the three months ended June 30, 2021, FFO and AFFO increased from the corresponding period in 2020, primarily due to overall increased operating margins at our consolidated and unconsolidated properties.
For the six months ended June 30, 2021, FFO and AFFO increased from the corresponding period in 2020, primarily due to overall increased operating margins at our consolidated and unconsolidated properties and to a lesser extent, a reduction in interest expense. FFO also increased as a result of insurance recoveries in the current six month period.
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

The following table provides a reconciliation of net income attributable to common stockholders as computed in accordance with GAAP to NOI of our consolidated properties for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP Net income (loss) attributable to common stockholders	$6,027	$(4,246)	$2,262	$(9,077)
Less: Other Income	(3)	(159)	(7)	(338)
Add: Interest expense	1,609	1,809	3,269	3,669
General and administrative	3,154	2,957	6,268	6,324
Impairment charge	520	—	520	—
Depreciation	1,416	1,809	2,953	3,370
Provision for taxes	67	65	124	127
Less: Gain on sale of real estate	(7,279)	—	(7,279)	—
Gain on sale of partnership interest	(2,244)	—	(2,244)	—
Equity in loss of unconsolidated joint venture properties	492	1,387	1,837	3,202
Add: Net income attributable to non-controlling interests	33	31	67	63
Net Operating Income	$3,792	$3,653	$7,770	$7,340

Less: Non-same store Net Operating Income	$(313)	$(560)	$(845)	$(1,035)
Same store Net Operating Income	$3,479	$3,093	$6,925	$6,305

For the three months ended June 30, 2021, NOI increased $139,000, from the corresponding period in 2020, primarily due to a $301,000 increase in rental revenues offset by a $162,000 increase in operating expenses. Same store NOI in the three months ended June 30, 2021, increased by $386,000 from the corresponding period in 2020, for the same reasons.

For the six months ended June 30, 2021, NOI increased $430,000 from the corresponding period in 2020, primarily due to a $651,000 increase in rental revenues offset by a $221,000 increase in operating expenses. Same store NOI in the six months ended June 30, 2021, increased by $620,000 from the corresponding period in 2020, for the same reasons.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of our mortgage debt is fixed rate, other than one mortgage, which is subject to an interest rate swap agreement that effectively fixes the interest rate. As of June 30, 2021, the fair value of this derivative instrument is dependent upon existing market interest rates and swap spreads, which change over time. At June 30, 2021, if there had been (i) an increase of 100 basis points in forward interest rates, the fair market value of this derivative instruments and the net unrealized gain thereon would have increased by approximately $10,000 and (ii) if there had been a decrease of 100 basis points in forward interest rates, the fair market value of these derivatives and the net unrealized gain thereon would have decreased by approximately $10,000. These changes would not have any impact on our net income or cash.

Our junior subordinated notes bear interest at the rate of three month LIBOR plus 200 basis points. At June 30, 2021, the interest rate on these notes was 2.19%. A 100 basis point increase in the rate would increase our related interest expense by approximately $374,000 annually and a 100 basis point decrease in the rate would decrease our related interest expense by $50,000 annually.

Item 4. Controls and Procedures

As disclosed in Part II, Item 9A. Controls and Procedures in our Annual Reports on Form 10-K for the years ended December 31, 2020 (the “2020 Annual Report”) and 2019, a material weakness was identified in internal controls over financial reporting arising out of our misapplication of Accounting Standards Codification 810. As further described in the 2020 Annual Report, to remediate this weakness, we changed the process of evaluating the accounting for investments in property ventures. Specifically beginning during the quarter ended June 30, 2020, we implemented procedures to assess each investment in accordance with the applicable accounting guidance and prepare an analysis that highlights the key criteria and decision points leading to the consolidation or equity method determination. Specific multi-level reviews of this enhanced documentation have been implemented to ensure that the correct contract terms are included in the analyses and the criteria and decision points are properly assessed. As these controls operate over a subjective area, include management judgment, and require certain technical and operational expertise, we have determined them to be management review controls. Additionally, due to the technical knowledge needed to perform the analysis and review, we have also implemented additional required training on consolidation accounting.

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Senior Vice President-Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2021. As a result of the implementation of the remediation efforts described above and our testing of such controls during the quarter ended June 30, 2021 (we were unable to test such controls earlier because from the quarter ended June 30, 2020 through the quarter ended March 31, 2021, we did not engage in any transactions that would have allowed us to test the remediated controls), these officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

The following supplements the risk factors disclosed in Part I, Item 1A of our Annual Report

Our failure to comply with our obligations under our debt instruments may reduce our stockholders’ equity, and adversely affect our net income and ability to pay dividends.

Several of our debt instruments include covenants that require us to maintain certain financial ratios, including various coverage ratios, and comply with other requirements. Failure to meet interest and other payment obligations under our debt instruments or a breach by us of the covenants to comply with certain financial ratios would place us in non-compliance under such instruments. If the lender called a default and required us to repay the full amount outstanding under such instrument, we might be required to rapidly dispose of our properties, including properties securing such debt instruments, which could have an adverse impact on the amounts we receive on such disposition. The lender on the Bells Bluff property, at which we are in the process of buying out the interests of our joint venture partners, previously advised that the property was not in compliance with a financial covenant under the related $47.1 million mortgage and subsequently waived such non-compliance. We believe that the property is not currently in compliance with a similar financial covenant. Although we are, in connection with the buyout, refinancing such debt, no assurance can be given that we will refinance such debt before the lender declares a default or that if we are unable to timely complete the refinancing, the lender will again waive such non-compliance. If we are unable to satisfy the covenants of our debt obligations (including the Bells Bluff debt), the lender could exercise remedies available to it under the applicable debt instrument and as otherwise provided by law, including the possible appointment of a receiver to manage the property, application of deposits or reserves maintained under the debt instrument for payment of the debt, or foreclose and/or cause the forced sale of the property or asset securing such debt. A foreclosure or other forced disposition of our assets could result in the disposition of same at below the carrying value of such asset. The disposition of our properties or assets at below our carrying value may adversely affect our net income, reduce our stockholders’ equity and adversely affect our ability to pay dividends.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRT APARTMENTS CORP.

August 6, 2021	/s/Jeffrey A. Gould
Jeffrey A. Gould, President and
Chief Executive Officer

August 6, 2021	/s/George Zweier
George Zweier, Vice President
and Chief Financial Officer
(principal financial officer)